Form 10-Q
period 1995-03-31
BAR HARBOR BANKSHARES
filed 1995-05-15
CIK 743367

NOTES TO FINANCIAL STATEMENTS DATED MARCH 31, 1995

                1)Summary of interim financial statement adjustments.
                    The accompanying statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Bank's 1994 Annual Report.

                                                        MARCH 31, 1995
                                                             CARRYING      MARKET
          2)INVESTMENT SECURITIES:                 VALUE        VALUE

            a:  U.S. Treasury and other
                 government agencies               $64,274,708  $62,820,680
            b:  States of the U.S. and other
                 political subdivisions             14,390,108   14,760,746
            c:  Other securities                    13,942,069   13,724,342

                  Total Securities                  $92,606,885 $91,305,768

                                                   March 31,  December 31,
          3)LOANS:                                    1995         1994
            a:  Commercial, agricultural
                  and other loans                 $41,216,434  $41,221,396
            b:  Real Estate - Construction          5,561,341    7,980,026
            c:  Real Estate - Mortgage             128,056,793  121,491,0
            d:  Installment loans                  15,624,845   15,301,322
                    Total Loans                  $190,459,413 $185,993,806

          4)CHANGES IN ALLOWANCE FOR POSSIBLE LOAN LOSSES:
                                                    March 31,    March 31,
                                                        1995         1994
            Balance, beginning January 1:          $3,891,835   $3,369,387
            Provision charged to income               240,000      240,000
            Recoveries of amounts charged              31,964       22,508
            Losses charged to provision               103,501       47,691
            Balance, ending March 31               $4,060,298   $3,584,204

          5)The aggregate dollar amount of loans made to directors, executive officers or principal holders of equity securities as of March 31, 1995 and December 31, 1994 respectively were:

          Aggregate amount, beginning 1-1        $3,409,868   $3,482,587
          New loans                                 190,296      862,194
          Repayments                                302,375      934,913
          Aggregate amount, ending 3-31-95       $3,297,789
          Aggregate amount, ending 12-31-94                   $3,409,868


                                           March 31,  December 31,
          6)OTHER ASSETS:                            1995         1994






          a:  Interest earned but not paid on:
              Loans                               $1,617,074   $1,286,864
              Investments                         1,083,082      907,931
          b:  Other Real Estate Owned               422,807      611,054

          7)INCOME TAXES:
                  The company adopted Financial Accounting Standards No.
          109 "Accounting for Income Taxes" effective January 1, 1993.
          The standard requires adoption of a liability method of accounting for income taxes. The accounting change had no effect on the company's net income or retained earnings.
          Components of income tax expense for the period ended March 31, 1995 are as follows:

                           Current
                            Federal             $651,499
                            State                 26,184
                                                $677,683
                           Deferred             (101,813)
                                                $575,870

               Actual tax expense differs from the expected tax expense computed by applying the applicable federal corporate income tax rate of 34% is as follows for the three months ended
          March 31, 1995:


                           Computed tax expense          $508,429
                           Tax exempt interest           (81,443)
                           Other                          148,884
                                                         $575,870

                    At March 31, 1995, items giving rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:


                                               ASSET              LIABILITY
           Allowance for possible losses
           on loans and real estate owned     $1,232,180
           Deferred and accrued employee
           benefits                              884,785
           Deferred loan origination fees        143,373
           Securities losses not currently
            deductible                            19,595
           Core deposit intangibles              121,447
           Depreciation                                                 161
           Other                                   8,595
                                               $2,409,975              $161


          No valuation allowance is deemed necessary for the deferred tax asset.







          8)INCOME TAX EXPENSE:                    1995         1994

          Federal Income Tax                     $549,686    $491,473
          State Income Tax                         26,184      23,341
