Form 10-Q
period 1995-06-30
BAR HARBOR BANKSHARES
filed 1995-08-15
CIK 743367

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

          Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (fee required)

          For the fiscal year ended July 31, 1995  Commission File No.
          841105-D

                                BAR HARBOR BANKSHARES

                      Maine                           01-0393663
          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)        Identification No.)

          P.O. Box 400, 82 Main Street, Bar Harbor, ME       04609-0400

          Registrants's telephone number, including area code:
          (207) 288-3314



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. { X }

          Indicate the number of shares outstanding of each of the issuer s classes of common stock as of March 31, 1995:

               Common Stock: 362,721









                                  TABLE OF CONTENTS

          FINANCIAL INFORMATION                                 PAGE

          ITEM I.  Financial Statements

          Consolidated Statement of Financial Condition
              December 31, 1994 and June 30, 1995                2

          Consolidated Statement of Earnings
              Three months and six months ended
                 June 30, 1993, 1994, 1995                       3

          Consolidated Statement of Changes in
              Stockholders  Equity                               4

          Consolidated Statement of Cash Flows
              Six months ended June 30, 1994 and 1995            5

          Rate Volume Analysis
              Six months ended June 30, 1994 and 1995            6

          Rate Sensitivity Report
              As of June 30, 1995                                7

          Notes to Financial Statements                          8 - 10

          ITEM II.  Management s Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                   11-13

          Signature Page                                            14

          /TABLE

                         Bar Harbor Bankshares and Subsidiary
                    Consolidated Statement of Financial Condition
                         June 30, 1995 and December 31, 1994

                                               June 30       December 31
                                               1995          1994
          ASSETS
             Cash and due from Banks            $7,923,517     $9,714,713
             Federal Funds Sold                         0               0
             Investment Securities
               Securities Held to Maturity      95,544,872     85,080,071
               Securities available for Sale     6,281,737      6,238,887
             Gross Loans                       198,655,950    185,993,806
               Allowance for possible
                   Loan losses                 ( 4,105,557)    (3,891,835)
             Net Loans                         194,550,393    182,101,971
             Premises and Equipment              6,291,108      5,566,224
             Other Assets                      __8,448,139      7,985,584
          TOTAL ASSETS                         $319,039,766  $296,687,450

          LIABILITIES AND STOCKHOLDERS  EQUITY
          LIABILITIES
             Deposits
               Demand Deposits                 $28,955,671   $30,124,536
               NOW Accounts                     35,102,385    37,951,497
               Savings Deposits                 59,111,542    61,981,439
               Time $100,000 and over           11,018,091    7,977,495
               Other Time                      104,121,533    87,509,593
             TOTAL DEPOSITS                    238,309,222   225,544,560
             Securities Sold Under
               Repurchase Agreements            21,617,337    13,947,903
               Advances from Federal Home
                  Loan Bank                     24,950,000    25,000,000
             Other Liabilities                   3,117,548     3,434,203
             TOTAL LIABILITIES                 287,994,107   267,926,666
             Capital Stock, Par Value $10
             Authorized 600,000 Shares
             Issued 361,967 in 1994 and
             362,721 in 1995                     3,627,210     3,619,670
             Surplus                             7,368,696     7,314,408
             Retained Earnings                  21,310,442    19,118,679
               Net Unrealized Appreciation on
               Securities available for sale,
               Net of tax of $40,857 in 1995 and
               $24,742 in 1994                      79,311        48,027
               Less: Cost of 20,000 shares
               of Treasury Stock                (1,340,000)   (1,340,000)
          TOTAL STOCKHOLDERS  EQUITY            31,045,659    28,760,784

          TOTAL LIABILITIES AND                ____________  ____________
             STOCKHOLDERS  EQUITY              $319,039,766  $296,687,450

     /TABLE

          The accompanying notes are an integral part of these consolidated financial statements.






                         BAR HARBOR BANKSHARES AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF EARNINGS
                                     (UNAUDITED)

                                          3 MONTHS      3 MONTHS      3
          MONTHS     6 MONTHS    6 MONTHS    6 MONTHS
                                          ENDING        ENDING
          ENDING       ENDING      ENDING       ENDING
                                           6/39/95       6/30/94
          6/30/93     6/30/95     6/30/94      6/39/93

          Interest & Fees on Loans        $4,796,211    $3,848,292
          $3,636,906   $9,209,216  $7,537,524  $7,153,008
          Interest & Dividends on
          Investment Securities:
            Taxable Interest Income       1,368,420     1,136,156
          1,166,608    2,611,743   2,139,917   2,381,919
            Non-taxable Interest Income     216,378       205,881
          215,499      431,748     410,532     433,219
            Dividends                       103,688        94,370
          59,221      208,064     148,533     110,368
            Federal Funds Sold               33,277        11,632
          1,783       49,351      27,453       5,621
          Total Interest Income           6,517,974     5,296,331
          5,080,017    12,510,122  10,263,959  10,084,135

          Interest on deposits            2,049,437     1,396,604
          1,379,273    3,844,035   2,732,410   2,828,302
          Interest in Short Term
            Borrowings                      610,616       482,583
          339,652    1,186,024     826,498     657,697
          Total Interest Expense          2,660,053     1,879,187
          1,718,925    5,030,059   3,558,908   3,485,999

          Net Interest Income             3,857,921     3,417,144
          3,361,092    7,480,063   6,705,051   6,598,136
          Provision for Loan Losses         240,000       240,000
          270,000       488,000     480,000     540,000
          Net Interest Income after         ________
                                                          ________
          ________    ________    ________   ________
          Provision for Loan Losses       3,617,921     3,177,144
          3,091,092    7,000,063   6,225,051   6,058,136

          Other Income                      937,900       914,556
          920,761    1,821,506   1,808,449   1,740,882
          Investment Security Gains               0          7,500
           0            0      25,962           0
          Other Expenses:
            Salaries & Employee Benefits  1,185,823     1,232,886
          1,095,635    2,394,346   2,427,526   2,227,725
            Other                         1,220,050     1,242,582
          1,280,889    2,393,096   2,301,614   2,238,710
          Investment Securities Losses            0             0
           0            0            0           0
          Income before Income Taxes      2,149,948     1,623,732
          1,635,329    4,034,127   3,330,322   3,332,583
          Income Tax Expense                649,596       495,700
          485,100    1,225,466   1,010,514   1,047,527
          Net Income                      $1,500,352    $1,128,032
          $1,150,229   $2,808,661  $2,319,808  $2,285,056

          Earnings Per Share:
            Based on 341,454 shares for
            1993; 341,967 for 1994; and
            342,721 shares for 1995          $4.38         $3.30
          $3.37         $8.20      $6.78      $6.69

          Dividends Per Share
                    $1.80      $1.50      $1.25
          /TABLE

                         BAR HARBOR BANKSHARES AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
                        QUARTERS ENDED JUNE 30, 1994 AND 1995

                          Net unrea-    Net

                          ized loss     Stock-
                                 Capital                      Retained
          Treasury        on equity     holders
                                 Stock          Surplus       Earnings
          Stock           securities    Equity

          Balance 12-31-93       $3,614,540     $7,280,550    $15,469,806
          ($1,340,000)    ($37,566)     $24,987,330
          Net earnings                                          2,319,808
                                          2,319,808
          Cash dividends declared
             (512,950)                     (512,950)
          Net unrealized loss
            on marketable equity
            securities
                            (157,650)      (157,650)
          Sale of stock (513 shares)  5,130         33,858
                              38,988
                                 __________
                                                              __________
          __________      __________    __________

                                          __________
          Balance 06-30-94       $3,619,670     $7,314,408    $17,276,664
          ($1,340,000)    ($195,216)    $26,675,526
          Balance 12-31-94       $3,619,670     $7,314,408    $19,118,678
          ($1,340,000)      $48,027     $28,760,783
          Net Earnings                                          2,808,661
                                          2,808,661
          Cumulative effect to record
            appreciation on securities
            available for sale
                                                  0
          Cash Dividends Declared                                (616,897)
                                           (616,897)
          Net unrealized appreciation
            on securities available
            for sale, net of tax of $40,857
                             31,284          31,284
          Sale of stock (754 shares)  7,540         54,288
                                             61,828
                                 ________       _________     __________
          __________      __________    __________
          Balance 06-30-95       $3,627,210     $7,368,696    $21,310,442
          ($1,340,000)      $79,311     $31,045,659 PAGE>
          </TABLE

                         BAR HARBOR BANKSHARES AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                  JUNE 30,    JUNE 30,
                                                  1995        1994

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Income                           $2,808,661 $2,319,808
             Adjustments to reconcile net earnings to
             net cash provided by operating activities:
               Depreciation                          282,841    272,258
               Provision for Loan Losses             480,000    480,000
               Net Securities (Gains) Losses               0     (7,500)
               Net Amortization of Bond Premium       84,464    268,294
               Net Change in Other Assets           (478,670)(1,017,309)
               Net Change in Other Liabilities      (316,655)   589,280
          Net Cash Provided by
              Operating Activities                 2,860,641  2,904,831

          Cash Flows from Investing Activities:
             Proceeds from the Maturities and
               Principal Payments on Investments including
                Mortgage Backed securities         4,582,527   7,590,517
             Proceeds from the Sale of Interest
               Bearing Investments                         0   4,320,599
             Proceeds from the Sale of
               Equity Securities                          0           0
             Purchase of Investment Securities   (15,127,243)(23,169,678)
             Net Loans Made to Customers         (12,928,422)(12,021,470)
             Capital Expenditures                (1,007,725) (1,034,990)
          Net Cash Used in Investing Activities (24,480,863)(24,315,022)

          Cash Flows from Financing Activities:
             Net Change in Deposits              12,764,661  12,590,257
             Increase in Repurchase Agreements   7,669,434     2,207,181
             Net Change in Other Borrowings        (50,000)    9,000,000
             Proceeds from Sale of Capital Stock    61,828        38,988
          Payment of Dividends                     (616,897)   (512,950)
          Net Cash Provided by
              Financing Activities               19,829,026   23,323,476
           Net Increase in Cash and
               Cash Equivalents                  (1,791,196)   1,913,285
          Cash and Cash Equivalents at
               Beginning of Quarter               9,714,713    6,134,371
          Cash and Cash Equivalents
               at End of Quarter                 $7,923,517   $8,047,656
          Supplemental Disclosures of Cash Flow Information:
             Cash Paid During the Year for:
               Interest                          $4,995,817   $3,702,160
               Income Taxes                      $1,210,679    $ 679,681
          /TABLE

          See accompanying Notes to Consolidated Financial Statements






                                 RATE VOLUME ANALYSIS

          The following table represents a summary of the changes in interest earned and interest paid as a result of changes in rates and changes in volumes.
          For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to change in rate (change in rate multiplied by old volume) and change in volume (change in volume multiplied by old rate). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

          [CAPTION]               YEAR-TO-DATE FIGURES AS OF JUNE 30, 1995
                                             COMPARED TO JUNE 30,1994

                                  INCREASES (DECREASES) DUE TO:
                                       VOLUME        RATE            NET
          Loans                   $1,096,962    $574,730     $1,671,692
          Taxable Securities         257,688     273,669        531,357
          Tax Exempt Securities          625      20,591         21,216
          Federal Funds Sold and
             Money Market Fund        4,077       17,821         21,898

          TOTAL EARNING ASSET     $1,359,352    $886,811     $2,246,163

          Deposits                $405,121      $706,504     $1,111,625
          Borrowings                (8,862)      368,388        359,526

          TOTAL INTEREST BEARING
             LIABILITIES          $ 396,259     $1,074,892   $1,471,151
          NET CHANGE IN INTEREST    963,093      (188,081)      775,012

          [CAPTION]              YEAR-TO-DATE FIGURES AS OF JUNE 30, 1994
                                            COMPARED TO JUNE 30,1993

                                 INCREASES (DECREASES) DUE TO:
                                        VOLUME        RATE            NET

          Loans                     $900,126     $(515,610)      $384,516
          Taxable Securities         214,708      (418,545)      (203,837)
          Tax Exempt Securities      (17,665)       (5,022)       (22,687)
          Federal Funds Sold and
             Money Market Fund         20,276        1,556         21,832

          TOTAL EARNING ASSET     $1,117,445     ($937,621)     $179,824

          Deposits                  $234,153     ($330,045)     $(95,892)
          Borrowings                 148,555        20,246        168,801

          TOTAL INTEREST BEARING

             LIABILITIES            $382,709    ($309,799)       $72,909
          NET CHANGE IN INTEREST    $734,737    ($627,822)     ($106,915)
          /TABLE

                          INTEREST RATE SENSITIVITY ANALYSIS
                                 AS OF JUNE 30, 1995
                                     (UNAUDITED)
                                 Amounts in Thousands

          The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1995 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

               ONE TO       GREATER
                                            DAILY        TOTAL TO     TOTAL
          TO    FIVE         THAN FIVE
                                            FLOATING     90 DAYS      ONE
          YEAR    YEARS        YEARS        TOTAL

          Loans - Fixed Rate                $0           $3,479
          $12,190     $23,324      $19,015      $54,529
                - Variable Rate              0           59,496
          133,543      6,917             0      140,460
          Investments                        0           14,738
          36,406     47,052        18,190      101,648
          Federal Funds Sold                 0                0
          0          0             0            0
          Interest Rate Swap                                  0
          5,000      5,000             0       10,000
          Total Earning Assets               0           $77,713
          187,139     $82,293      $37,205     $306,637

          Deposits                           0            52,892
          121,871      24,746      91,664      238,281
          Repurchase Agreements              0            20,370
          22,870           0            0      22,870
          Borrowings                         0             7,950
          24,950            0            0      24,950
          Interest Rate Swap                 0                 0
          10,000           0            0      10,000

          Total Sources                      0            81,212
          179,691      24,746      91,664      296,101

          Net Gap Position                   0            (3,499)
          7,448      57,547      (54,459)     10,536
          Cumulative Gap                    $0           ($3,499)
          $7,448     $64,995      $10,536     $10,536

          Rate Sensitive Assets/
             Rate Sensitive Liabilities     0.0%           95.69%
          104.14%     332.55%      40.59%    103.56%
          /TABLE

                  NOTES TO FINANCIAL STATEMENTS DATED JUNE 30, 1995

          1. Summary of interim financial statement adjustments. The accompanying statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Bank s 1994 Annual Report.


          [CAPTION]                                 JUNE 30, 1995
                                                CARRYING       MARKET
                                                VALUE          VALUE

          2.  INVESTMENT SECURITIES:
              a) U. S. Treasury and other

                  government agencies            $69,625,783   $69,396,024
              b)  States of the U.S. and other
                  political subdivisions          14,343,346    14,812,621
              c)  Other securities                17,857,481    17,764,621
              TOTAL SECURITIES                  $101,826,609  $101,973,266

              Securities held to maturity         95,544,872    95,691,529
              Securities held for sale             6,281,737     6,281,737
                                                $101,826,609  $101,973,266


                                                JUNE 30,      DECEMBER 31,
                                                1995          1994
          3.  LOANS:
              a)  Commercial, agricultural and
                  other loans                   $45,415,301   $41,221,396
              b)  Real Estate - Construction      6,076,619     7,980,026
              c) Real Estate - Mortgage         130,940,157   121,491,062
              d)  Installment loans              16,223,873    15,301,322
              TOTAL LOANS                       $198,655,950 $185,993,806


                                                JUNE 30,     JUNE 30,
                                                1995         1994
          4.  CHANGES IN ALLOWANCE FOR POSSIBLE LOAN LOSSES:
              Balance, beginning January 1      $3,891,835   $3,369,387
              Provision charged to income          480,000      480,000
              Recoveries of amounts charged         56,182       78,601
              Losses charged to provision          322,460      226,301
              BALANCE, ENDING JUNE 30           $4,105,557   $3,701,687

          /TABLE

          5. The aggregate dollar amount of loans made to directors, executive officers or principal holders of equity securities as of June 30, 1995 and December 31, 1994 respectively were:

              Aggregate amount, beginning 1-1   $3,409,868   $3,482,587
              New loans                            239,934      862,194
              Repayments                           326,514      934,913
              Aggregate amount, ending 6-30-95   3,323,288
              Aggregate amount, ending 12-31-94               3,409,868


                                                JUNE 30,     DECEMBER 31,
                                                1995         1994
          6.  OTHER ASSETS:
              a)  Interest earned but not paid on:
                  Loans                         $1,971,184   $1,286,864
              b)  Other Real Estate Owned          339,264      611,054


          7.  INCOME TAXES:
              The company adopted Financial Accounting Standards No. 109
               Accounting for Income Taxes  effective January 1, 1993. The standard requires adoption of a liability method of accounting for income taxes. The accounting change had no effect on the company s net income or retained earnings.


              Components of income tax expense for the period ended June 30, 1995 are as follows:

                  Current
                    Federal                $1,293,741
                    State                      42,682
                                           $1,336,423
                  Deferred                   (110,957)
                                           $1,225,466

              Actual tax expense differs from the expected tax expense computed by applying the applicable federal corporate income tax rate of 34% is as follows for the six months ended June 30, 1995:

                  Computed tax expense     $1,021,005
                  Tax exempt interest        (167,264)
                  Other                       371,726
                                           $1,225,467
          /TABLE

              At June 30, 1995, items giving rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:

                                                    ASSET        LIABILITY
              Allowance for possible losses
               On loans and real estate owned       $1,242,968
              Deferred and accrued
                employee benefits                      890,831
              Deferred loan origination fees           130,317
              Securities losses not currently
               deductible                               19,595
              Core deposit intangibles                 116,217
              Depreciation                               1,998
              Other                                     17,031

                                                    $2,418,957      $     0

              No valuation allowance is deemed necessary for the deferred tax asset.


          8.  INCOME TAX EXPENSE:

                                                    1995         1994

              Federal Income Tax                    $1,182,784   $964,856
              State Income Tax                          42,682     45,658
          /TABLE

                         MANAGEMENT S DISCUSSION AND ANALYSIS

              The results of operations for June 30, 1995 as compared to June 30, 1994 show similar growth in the balance sheet as from 1993 to 1994 with total assets growing almost 13.0% in both comparisons. The major changes are found in the investment and loan portfolios. The investment portfolio, which has grown by more than $12,000,000, has grown predominantly in the area of USGovernment agency debentures which were purchased with the intent to hold to maturity. The Bank s available for sale portfolio is very small, but has increased its appreciation of net unrealized gains to $79,000 as of June 30, 1995. In the loan portfolio, which has grown by $23,000,000 in the past twelve months, the Bank s concentration has been through the extension to its customers of loans secured by real estate totaling $16,700,000 more than one year ago.

              Funding for the asset growth has come from increases in deposits totalling $22,000,000 and predominantly from interest bearing certificates of deposit. As opportunities have surfaced to attract lower cost deposits and repurchase agreements, advances from the Federal Home Loan Bank have not increased. Short term borrowings will be reduced through seasonal deposit growth, investment maturities and/or calls and principal paydowns from the Bank s mortgage backed securities portfolio.

              Liquidity is measured by the Bank s ability to meet cash needs at a reasonable cost or minimum loss to the Bank. Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs. Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities it serves. The
          Bank s policy is to maintain its liquidity position at a minimum of 5% of total assets. At June 30, 1995 the Bank has liquidity in excess of 10% in its balance sheet.

              How the changes in the balance sheet have affected the Bank may be viewed through the earnings statement for the periods ending June 30, 1993, 1994 and 1995. Overall, the net earnings for the Bank are $489,000 ahead of last year s first six months earnings which represents a 21% increase. Net interest income for the first six months of 1995 has added strong earnings and is affected by rates, volumes and the mix of earning assets and interest bearing liabilities. Increases in the loan portfolio have afforded the Bank additional interest income of $1,097,000 due to increases in volumes, with further increases of $575,000 due to changes in rates. The Bank increased its base lending rate by 125 basis points between June 30, 1994 and June 30, 1995. Although only a portion of loans are immediately affected by changes in the Bank s base rate, the effect of the increases has over time increased the yields in the portfolio. Loan yields have increased by 55 basis points over the past twelve months and represents the first increase in several years. Decreases in yields experienced in 1994 and 1993 were 55 and 64 basis points respectively. Interest on investments has also increased both due to volumes ($262,000) and to increased rates ($312,000). Similar to the loan yields, 1995 is the first year in several in which the overall investment yield increased rather than decreased. Yields on investments have increased by 47 basis points during the past year while experiencing 77 and 72 basis point drops in 1994 and 1993 respectively. It is the boost from the increases in rates in the Bank s earning assets that have helped to offset the increases seen in liability costs as described below.

              As interest rates began to rise on earning assets, rates have likewise risen on the liability side of the balance sheet with the cost of deposited funds increasing from June 1994 to June 1995 by 64 basis points. Additionally, rates rose on borrowed funds during the past twelve months by over 100 basis points. Due to this increase in borrowed funds costs, the Bank elected to promote certificates of deposit early in 1995, locking in acceptable rates for the Bank which were lower than alternative sources of funding. Taking into consideration the increased cost of borrowings and the increased volumes in certificates of deposit, the Bank s overall cost of purchased funds increased by $1,471,000 when compared to June of 1994. With increases on both sides of the balance sheet, the Bank s earnings remain strong with its net interest income $775,000 more than one year ago.

              With regards to interest rate sensitivity, the Bank is positioned well for any interest rate cycle with only $7,000,000 more of its earning assets repricing within a year when compared to its liabilities. On the shorter run (out to 90 days), the Bank has $3,000,000 more in liabilities which are sensitive to rate changes than assets which, although small in significance, is timed well for the reduction of 25 basis points taken by the Federal Reserve on July 6, 1995.

              Due to changes in the methodology used for computing the reserve for possible loan losses, the Bank increased its ratio to gross loans to over 2% beginning in 1993 and through June 30, 1995 has maintained that reserve to loan ratio. The Bank reviews its allocation to the reserve on a monthly basis and funds the reserve as deemed necessary. Losses for 1995 were originally estimated at $950,000 with $322,000 charged off through June 30, 1995 and $226,000 charged off in the first six months in 1994. Included in loans on a non-accrual basis as of June 30, 1995 are two large credits relating to the fishing industry. After quarter end, one of these loans with a balance of approximately $790,000 was resolved with stronger guarantees and was taken off the non-accrual list. The amounts represented below are the total dollars outstanding for the first six months of each year listed.

          CATEGORY                 1995            1994           1993

          90-day past due and
             Still accruing          510,267        645,920       1,150,195
          Non-accruing            3,838,118       2,627,314       2,984,000
                                  4,358,385       3,273,234       4,134,195

          Gross loans           $198,655,950    $175,399,428   $154,217,991

          Percentage of
            Gross loans               2.19%           1.87%          2.68%

              In reviewing non-interest income, the Bank experienced an almost flat year ($13,000 increase). Both 1994 and 1993 showed increases as compared to their respective previous years. 1994 increased by $67,000 whereas 1994 experienced a $105,000 increase over 1992. Throughout 1992 and 1994, the Bank witnessed significant growth from its commitment to its customers and communities through its continued efforts in the residential real estate market. The selling of mortgages in the secondary market has generated fees on sold mortgages as well as servicing fees on these loans. During the first six months of 1994 the Bank earned almost $193,000 from fees generated by the secondary mortgage program. This compares to $125,500 and $56,500 for 1994 and 1995 respectively. The decline in income generated from the sale of residential mortgages through the secondary market are directly related to the interest rate cycle and as rates have risen, sales and refinances of homes have dropped. The fees generated in the granting of residential mortgages during the falling rate interest cycle of the early 1990s is now translated into earnings through the servicing of those loans which total over $57,000,000 in outstanding balances and totals $132,500 in income thus far in 1995.

              Salary and employee benefits for 1995 are actually one percent below 1994's expenses and compare favorably with 1994 which shows a $200,000 (or 9%) increase over 1993. The increase in 1994 represents increases in compensation of 5% and costs incurred with the addition of a deferred plan for certain senior officers in light of the termination of the defined pension plan. This increase is comparable to the $160,000 or 7.7% increase experienced in 1994 as compared to 1992. 1993 was the year of adoption of FASB 106 pertaining to postretirement benefits and the expense incurred pertained to future benefits for employees.

              With regards to other expense, 1995 marks the third year in a row in which increases in other expenses have been maintained at a minimum with increased expenses in 1995 over 1994 of $91,500 or 3.9%, 1994 over 9193 of $63,000 or 1.8% and $76,000 or 3.5%
          increase in 1993 over 1992, In 1992, the Bank upgraded its computer system and began selling off its used Wang equipment which ultimately led to an expected loss in excess of $100,000. The Bank s year-to-date efficiency ratio is 53% which is well under the national average.

              The Bank s capital to asset ratio is 9.7% and the Bank for exceeds the required risk based capital ratio of 8% with its Tier

          I ratio of 14.7% and total capital ratio of 15.9% or capital in excess of requirements of $16,486,000.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BAR HARBOR BANKSHARES

                                            Sheldon F. Goldthwait, Jr. /s/

          Date: August 14, 1995             ____________________________
                                            Sheldon F. Goldthwait, Jr.
                                            Chief Executive Officer

                                            Virginia M. Vendrell /s/

          Date: August 14, 1995             _____________________________
                                            Virginia M. Vendrell
                                            Treasurer and
                                            Chief Financial Officer