Form 10-Q
period 1995-09-30
BAR HARBOR BANKSHARES
filed 1995-11-15
CIK 743367

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1995            C ommission   File   No.
841105-D

                      BAR HARBOR BANKSHARES

            Maine                                       01-0393663
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

P.O. Box 400, 82 Main Street, Bar Harbor, ME           04609-0400
(Address of principal executive offices)              (Zip Code)

Registrants's telephone number, including area code:  (207) 288-3314



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES:  XX                    NO:

Indicate the number of shares outstanding of each of the issuer s classes of common stock as of September 30, 1995:

     Common Stock: 1,813,605
PAGE

                              TABLE OF CONTENTS

Financial Information                                              Page


Item I.   Financial Statements

Consolidated Balance Sheets                                          2
     December 31, 1994 and September 30, 1995

Consolidated Statements of Earnings                                  3
     Three months and nine months ended September 30,
        1993, 1994 and 1995

Consolidated Statements of Changes in Stockholders  Equity           4
     Nine months ended September 30, 1994 and 1995

Consolidated Statements of Cash Flows                                5
     Nine months ended September 30, 1994 and 1995

Rate Volume Analysis                                                 6
     Nine months ended September 30, 1994 and 1995

Rate Sensitivity Report                                              7
     As of September 30, 1995

Notes to Financial Statements                                      8-10

Item II.   Management s Discussion and Analysis of Financial
           Condition and Results of Operations                     11-14

Signature Page                                                      15

PAGE

           BAR HARBOR BANKSHARES AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
           SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                         (UNAUDITED)

                                      SEPTEMBER 30 DECEMBER 31
                                             1995        1994
ASSETS
   Cash and Due from Banks            $ 8,162,842   $ 9,714,713
   Federal Funds Sold                   3,775,000             0
   Investment Securities
      Securities Held to Maturity      93,844,381    85,080,071
      Securities Available for Sale     8,288,585     6,238,887
   Gross Loans                        199,190,025   185,993,806
      Allowance for possible
        Loan losses                    (4,225,715)   (3,891,835)
   Net Loans                          194,964,310   182,101,971
   Premises and Equipment               6,173,589     5,566,224
   Loans held for sale                    264,558       255,958
   Other Assets                         8,248,456     7,729,626
TOTAL ASSETS                          323,721,721   296,687,450

LIABILITIES AND STOCKHOLDERS  EQUITY
LIABILITIES
   Deposits
      Demand Deposits                  34,393,596   30,124,536
      NOW Accounts                     39,536,084    37,951,497
      Savings Deposits                 58,273,459    61,981,439
      Time, $100,000 and over          13,042,310     7,977,495
      Other Time                      110,739,079    87,509,593
TOTAL DEPOSITS                        255,984,528   225,544,560
   Securities sold under
      Repurchase Agreements            23,351,658    13,947,903
   Advances from Federal Home
      Loan Bank                         8,000,000    25,000,000
   Other Liabilities                    3,487,223     3,434,203
TOTAL LIABILITIES                     290,823,409   267,926,666
Capital Stock, par value $2
   Authorized 10,000,000 shares
   issued 1,809,835* in 1994
   and 1,813,605* in 1995               3,627,210     3,619,670
   Surplus                              7,368,696     7,314,408
   Retained Earnings                   23,156,863    19,118,679
      Net unrealized appreciation on
      securities available for sale        85,543        48,027
      Net of tax of $44,067
      Less: Cost of 100,000 shares     (1,340,000)   (1,340,000)
       Of Treasury Stock*
TOTAL STOCKHOLDERS  EQUITY             32,898,312    28,760,784

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                323,721,721   296,687,450

*Number of shares of stock have been restated to reflect a five-for-one stock split declared July 11,1995.
The accompanying notes are an integral part of these consolidated financial statements
PAGE

BAR HARBOR BANKSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

                                                                          <c >
                               THREE MONTHS  THREE MONTHS    THREE MONTHS  NINE MONTHS   NINE MONTHS   NINE MONTHS
                                  ENDING        ENDING          ENDING        ENDING        ENDING        ENDING
                                 09-30-95      09-30-94        09-30-93      09-30-95     09-30-94      09-30-93

Interest & Fees on Loans       $5,121,406    $4,205,264      $3,594,981    $14,330,622   $11,742,788   $10,747,989
Interest & Dividends on
   Investment Securities:
      Taxable Interest
       Income                   1,445,337    1,172,225       870,779        4,057,080      3,312,142    3,252,698
      Non-taxable Interest Inc.   215,313      208,013       217,947          647,061        618,545      651,166
      Dividends                    77,982      116,949        59,266          286,046        265,482      169,634

Total Interest Income         6,901,828      5,706,157       4,751,143    19,411,950     15,970,116    14,835,278

Interest on Deposits          2,233,392      1,615,156       1,391,625      6,077,427     4,347,566     4,219,927
Interest in Short Term
     Borrowings                 533,699        359,700         224,031      1,719,723     1,185,198       881,728

Total Interest Expense        2,767,091      1,974,856       1,615,656      7,797,150     5,533,764     5,101,655

Net Interest Income           4,134,737      3,731,301       3,135,487     11,614,800    10,436,352     9,733,623
Provision for Loan Losses       240,000        240,000         270,000        720,000       720,000       810,000
Net Interest Income after
     Provision for Loan
       Losses                 3,894,737      3,491,301       2,865,487     10,894,800     9,716,352     8,923,623

Other Income                  1,362,041      1,251,090       1,248,916      3,183,547     3,059,539     2,989,798
Investment Securities Gains           0         32,532               0              0        58,494             0
Other Expenses:
Salaries & Emp. Benefits      1,245,330      1,321,864       1,086,012      3,639,676     3,749,390     3,313,737
     Other                    1,305,752        974,447       1,321,879      3,698,848     3,276,061     3,560,589
     Investment Securities Losses       0            0               0              0             0             0
Income Before Income Taxes    2,705,696      2,478,612       1,706,512      6,739,813     5,808,934     5,039,095
Income Tax Expense              859,275        677,957         492,473      2,084,741     1,688,471     1,540,000

Net Income                    1,846,421      1,800,655       1,214,039      4,655,082     4,120,463     3,499,095

Earnings per Share:
     Based on 1,707,270 Shares for
     1993, 1,709,835 for 1994 and
     1,713,605 Shares for 1995*  $1.08        $1.05           $0.71          $2.72        $2.41          $2.05

Dividends per Share                                                           $0.36       $0.30          $0.25

*Earnings per share have been restated in 1993 and 1994 to reflect a five-for-one stock split declared
 July 11, 1995.
PAGE

BAR HARBOR BANKSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
QUARTERS ENDED SEPTEMBER 30, 1994 AND 1995
(UNAUDITED)

                                                                                   NET UNREA-    NET
                                                                                   LIZED LOSS    STOCK-
                          CAPITAL                     RETAINED       TREASURY      ON EQUITY     HOLDERS
                          STOCK         SURPLUS       EARNINGS       STOCK         SECURITIES    EQUITY

Balance, 12/31/93         $3,614,540    $7,280,550    $15,469,806    ($1,340,000)   ($37,566)   $24,987,440
Net Earnings                                            4,120,463                                 4,120,463
Cash Dividends Declared                                  (512,950)                                 (512,950)
Net Unrealized Loss
     on Marketable Equity
     Securities                                                                     (177,163)      (177,163)
Sale of Stock (513 Shares)     5,130        33,858                                                   38,988


Balance, 9/30/94           $3,619,670    $7,314,408   $19,077,319    ($1,340,000)   ($214,729)  $28,456,668

Balance, 12/31/94           3,619,670     7,314,408    19,118,678     (1,340,000)      48,027    28,760,783
Net Earnings                                            4,655,082                                 4,655,082
Cash Dividends Declared                                  (616,897)                                 (616,897)
Net Unrealized Appreciation
    on Securities Available for
    Sale, Net of Tax of $44,067                                                        37,516        37,516
Sale of Stock (754 Shares)     7,540         54,288             0               0            0       61,828

Balance, 9/30/95           $3,627,210    $7,368,696   $23,156,863    ($1,340,000)      $85,543  $32,898,312

PAGE

BAR HARBOR BANKSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                     SEPTEMBER 30        SEPTEMBER 30
                                                                     1995                1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                                       $ 4,655,082          $4,120,463
    ADJUSTMENTS TO RECONCILE NET EARNINGS TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION                                                    436,354             408,159
         PROVISION FOR LOAN LOSSES                                       720,000             720,000
         PROCEEDS FROM SALE OF MORTGAGES HELD FOR SALE
         NET SECURITIES (GAINS) LOSSES                                         0              (7,500)
         NET AMORTIZATION OF BOND PREMIUM                                137,185             345,175
         NET CHANGE IN OTHER ASSETS                                     (546,755)         (1,062,272)
         NET CHANGE IN OTHER LIABILITIES                                  53,020             785,081
                                                                       5,454,886           5,309,106
    NET CASH PROVIDED BY OPERATING ACTIVITIES
CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASES OF SECURITIES HELD TO MATURITY                         (20,927,848)
    PROCEEDS FROM THE MATURITY & PRINCIPAL PAYDOWNS
         OF SECURITIES HELD TO MATURITY                                6,276,134          10,660,680
    PROCEEDS FROM THE SALE (CALL)
         OF SECURITIES HELD TO MATURITY                                5,750,000
    PURCHASES OF SECURITIES AVAILABLE FOR SALE                        (1,997,188)
    PROCEEDS FROM THE MATURITY & PRINCIPAL PAYDOWNS
         OF SECURITIES AVAILABLE FOR SALE                                  4,549           4,320,599
    PROCEEDS FROM THE SALE (CALL)
         OF SECURITIES AVAILABLE FOR SALE                                      0
    NET LOANS MADE TO CUSTOMERS                                      (13,582,338)        (19,685,648)
    CAPITAL EXPENDITURES                                              (1,043,719)           (972,543)
                                                                     (25,520,410)        (34,796,228)
    NET CASH USED IN INVESTING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES:
    NET CHANGE IN DEPOSITS                                           30,439,968          29,260,316
    INCREASE IN REPURCHASE AGREEMENTS                                 9,403,755           9,850,054
    NET CHANGE IN OTHER BORROWINGS                                   (17,000,000)         (7,000,000)
    PROCEEDS FROM SALE OF CAPITAL STOCK                                   61,828              38,988
    PAYMENTS OF DIVIDENDS                                               (616,898)           (512,950)
    NET CASH PROVIDED BY FINANCING ACTIVITIES                        22,288,653          31,636,408
NET INCREASE IN CASH AND CASH EQUIVALENTS                             2,223,129           2,149,286
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        9,714,713           6,134,371
CASH AND CASH EQUIVALENTS AT END OF QUARTER                          $11,937,842         $8,283,657
CASH AND CASH EQUIVALENTS AT END OF YEAR
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CASH PAID DURING THE YEAR FOR:
         INTEREST                                                     $7,708,377         $5,686,872
         INCOME TAXES                                                $2,026,679          $1,543,681

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

BAR HARBOR BANKSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
        (UNAUDITED)

                                      SEPTEMBER 30   SEPTEMBER 30
                                            1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                         $ 4,655,082    $ 4,120,463
   ADJUSTMENTS TO RECONCILE NET
     EARNINGS TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
        DEPRECIATION                       436,354      408,159
        PROVISION FOR LOAN LOSSES          720,000      720,000
        NEW LOANS ORIGINATED FOR SALE   (5,422,883) (10,744,890)
        PROCEEDS FROM SALE OF MORTGAGES
          HELD FOR SALE                  5,442,126   10,763,176
        GAIN ON SALE OF MORTGAGES
          ORIGINATED FOR SALE              (19,243)      (18,286)
        NET SECURITIES GAINS                     0        (7,500)
        NET AMORTIZATION OF BOND PREMIUM   137,185       345,175
        GAIN ON SALE OF REAL ESTATE OWNED   (4,830)       (3,000)
        NET CHANGE IN OTHER ASSETS        (541,925)   (1,059,272)
        NET CHANGE IN OTHER LIABILITIES     53,020       785,081
   NET CASH PROVIDED BY OPER. ACTIVITIES 5,454,886     5,309,106

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASES OF SECURITIES HELD
     TO MATURITY                       (20,927,848)  (25,610,216)
   PROCEEDS FROM THE MATURITY & PRIN.
     PAYDOWNS OF SECURITIES HELD TO
     MATURITY                            6,276,134    10,660,680
   PROCEEDS FROM THE CALL OF
     SECURITIES HELD TO MATURITY         5,750,000     4,320,599
   PURCHASES OF SECURITIES
     AVAILABLE FOR SALE                 (1,997,188)   (3,509,100)
   PROCEEDS FROM THE MATURITY &
     PRINCIPAL PAYDOWNS OF SECURITIES
     AVAILABLE FOR SALE                      4,549             0
   PROCEEDS FROM THE SALE (CALL)
     OF SECURITIES AVAILABLE FOR SALE            0             0
   NET LOANS MADE TO CUSTOMERS         (13,582,338)  (19,685,648)
   CAPITAL EXPENDITURES                 (1,043,719)     (972,543)
NET CASH USED IN INVESTING ACTIVITIES  (25,520,410   (34,796,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET CHANGE IN DEPOSITS               30,439,968    29,260,316
   INCREASE IN REPURCHASE AGREEMENTS     9,403,755     9,850,054
   PURCHASE OF ADVANCES FROM FHLB      38,600,000     69,000,000
   REPAYMENT OF ADVANCES FROM FHLB    (55,500,000)    76,000,000
   PROCEEDS FROM SALE OF CAPITAL STOCK     61,828         38,988
   PAYMENTS OF DIVIDENDS                 (616,898)      (512,940)
NET CASH PROVIDED BY
FINANCING ACTIVITIES                   22,288,653     31,636,408

NET INCREASE IN CASH AND
CASH EQUIVALENTS                       2,223,129       2,149,286

CASH AND CASH EQUIVALENTS AT


BEGINNING OF YEAR                      9,714,713       6,134,371
CASH AND CASH EQUIVALENTS AT
END OF QUARTER                        11,937,842       8,283,657

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
   CASH PAID DURING THE YEAR FOR:
     INTEREST                          7,708,377       5,686,872
     INCOME TAXES                      2,026,679       1,543,681

NON-CASH TRANSACTIONS:
   TRANSFER FROM LOANS TO REAL
   ESTATE OWNED (OTHER ASSETS)           186,000         317,898

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PAGE

RATE VOLUME ANALYSIS

   The following table represents a summary of the changes in interest earned and interest paid as a result of changes in rates and changes in volumes.

   F o r each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to change in rate (change in rate multiplied by old volume) and change in volume (change in volume multiplied by old rate). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                        YEAR-TO-DATE FIGURES AS OF SEPTEMBER 30, 1995
                              COMPARED TO SEPTEMBER 30, 1994
                              INCREASES (DECREASES) DUE TO:

                              VOLUME         RATE               NET
LOANS                         $1,588,681     $  999,153         $2,587,834
TAXABLE SECURITIES            $  411,623     $  353,879            765,502
TAX EXEMPT SECURITIES         $      900     $   27,616             28,516
FEDERAL FUNDS SOLD AND
  MONEY MARKET FUNDS          $   38,677     $   21,305             59,982
TOTAL EARNING ASSETS          $2,039,881     $1,401,953         $3,441,834

DEPOSITS                      $  574,059     $1,155,802          1,729,861
BORROWINGS                    $   49,653     $  483,872            533,525
  TOTAL INTEREST
  BEARING LIABILITIES         $  623,712     $1,639,674         $2,263,386
NET CHANGE IN INTEREST        $1,416,169      ($237,721)        $1,178,448

   YEAR-TO-DATE FIGURES AS OF SEPTEMBER 30, 1994
          COMPARED TO SEPTEMBER 30, 1993
         INCREASES (DECREASES) DUE TO:

                              VOLUME         RATE               NET
LOANS $1,459,304                ($464,505)     $994,799
TAXABLE SECURITIES               $478,420     ($323,128)        155,292
TAX EXEMPT SECURITIES            ($32,107)        ($514)        (32,621)
FEDERAL FUNDS SOLD AND
  MONEY MARKET FUNDS              $12,932        $4,436          17,368
TOTAL EARNING ASSETS          $1,918,548      ($783,710)     $1,134,838

DEPOSITS                        $433,109      ($305,470)        127,639
BORROWINGS                      $228,261        $76,209         304,470
  TOTAL INTEREST
  BEARING LIABILITIES           $661,370      ($229,261)        $432,109

PAGE

                  INTEREST RATE SENSITIVITY ANALYSIS
                       AS OF SEPTEMBER 30, 1995
                              (UNAUDITED)
                         Amounts in Thousands

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1995 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

                                                                                                   <        c        >
                                                                        ONE TO       GREATER
                                  DAILY        TOTAL TO   TOTAL TO      FIVE         THAN FIVE
                                  FLOATING     90 DAYS    ONE YEAR      YEARS        YEARS         TOTAL

Loans - Fixed Rate                $      0     $  6,924   $ 14,478      $ 28,682     $ 11,104      $ 54,264
      - Variable Rate                    0       68,341    133,861        11,647            0       142,508
Investments                              0       11,986     22,261        56,923       22,816       102,000
Federal Funds Sold                       0            0          0             0            0             0
Interest Rate Swap                       0            0      5,000         5,000            0         10,000

Total Earning Assets                     0      87,251     172,600       102,252       33,920       308,772

Deposits                                 0       66,272    143,626       15,911        96,515       256,052
Repurchase Agreements                    0       24,412     24,412             0            0        24,412
Borrowings                               0        5,000      8,000             0            0         8,000
Interest Rate Swap                       0       10,000     10,000             0            0        10,000

Total Sources                            0      105,684    186,038       15,911        96,515        298,464

Net Gap Position                         0      (18,433)   (13,348)       86,341      (62,595)        10,308
Cumulative Gap                          $0      ($18,433) ($13,348)      $72,903      $10,308        $10,308

Rate Sensitive Assets/
   Rate Sensitive Liabilities            0.0%     82.56%      92.78%       642.65%       35.14%      103.45%

Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Bank has assumed that 3% of its savings is more rate sensitive and will react to rate changes, and has therefore categorized it in the 3-12 month time horizon. The remainder is stable and is listed in the greater than five year category. NOW accounts, other than seasonal fluctuations approximating $3,000,000, are stable and are listed in the greater than five year category. Money market accounts are assumed to reprice in three months or less. Certificates of deposit are assumed to reprice at the date of contractual maturity. Fixed rate mortgages, totaling $31,000,000 are amortized using a 6% rate, which approximates the Bank s prior experience.
PAGE

         NOTES TO FINANCIAL STATEMENTS DATED SEPTEMBER 30, 1995

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

                                         SEPTEMBER 30, 1995
                                           CARRYING    MARKET
                                           VALUE        VALUE
2.   INVESTMENT SECURITIES:
     a.   U.S. Treasury and other
          Government agencies         $ 70,471,334 $ 70,344,553
     b.   States of the U.S. and other
          Political subdivisions        14,081,777   14,589,331
     c.   Other securities              17,450,245   17,536,082
          Total Securities            $102,003,356 $102,469,966

          Securities held to
          maturity                      93,844,381   94,181,381
          Securities available
          For sale                       8,158,975    8,288,585
              The Bank does not hold any securities for a single
              Issuer which exceed 10% of the Bank s stockholders
              equity.
              September 30, December 31,
                  1995                     1994
3.   LOANS
     a.   Commercial, agricultural
          And other loans              $42,385,582  $41,221,396
     b.   Real Estate - Construction     5,875,494    7,980,026
     c.   Real Estate - Mortgage       133,929,729  121,491,062
     d.   Installment loans             16,999,219   15,301,322
          Total Loans                 $199,190,024 $185,993,806

4.   CHANGES IN ALLOWANCE FOR POSSIBLE LOAN LOSSES:
              September 30, September 30
                  1995                    1994
     Balance, beginning January 1:    $ 3,891,835  $ 3,369,387
     Provision charged to income          720,000      720,000
     Recoveries of amounts charged         78,144      112,136
     Losses charged to provision          464,264      337,082
     Balance, ending September 30:    $ 4,225,715  $ 3,864,441

5.   CHANGES IN ALLOWANCE FOR OTHER REAL ESTATE:

                                 9/30/95    9/30/94    9/30/93
     Balance, beginning Jan. 1    $30,486   $53,286    $127,894
     Provision charged to income    9,778     1,800      42,765
     Losses charged to provision   15,110    24,600     117,373
     Balance, ending Sept. 30    $ 25,154   $30,486    $ 53,286

PAGE

6.   The aggregate dollar amount of loans made to directors, executive
     officers   or  principal  holders  of  equity  securities  as  of
     September 40, 1995 and December 31, 1994 respectively were:

     Aggregate amount, beginning 1-1   $3,409,868  $ 3,482,587
     New Loans                            269,154      862,194
     Repayments                           343,764      934,913
     Aggregate amount, ending 9-30-95  $3,335,259
     Aggregate amount, ending 12-31-94             $ 3,409,868

7.   OTHER ASSETS:
                                       September 30, December 31
                                          1995         1994
     a.   Interest earned but
          Not paid on:
          Loans                       $ 1,320,866   $ 1,286,864
          Investments                   1,243,535       907,931
     b.   Other Real Estate Owned         460,247       611,054

8.   INCOME TAXES:
     The  Company  adopted  Financial  Accounting  Standards  No.  109
       Accounting for Income Taxes effective January 1, 1993. The standard requires adoption of a liability method of accounting for income taxes. The accounting change had no effect on the company s net income or retained earnings.

     Components of income tax expense for the period ended September 30, 1995 are as follows:

                    Current
                      Federal         $2,185,625
                      State               66,259
                                      $2,251,884
                    Deferred           (167,143)
                                      $2,084,741

     Actual tax expense differs from the expected tax expense computed by applying the applicable federal corporate income tax rate of 34% is as follows for the nine months ended September 30, 1995:

                    Computed tax expense           $2,289,898
                    Tax exempt interest              (253,603)
                    Other                              48,446
                                                   $2,084,741

PAGE

     At September 30, 1995, items giving rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:

                                             ASSET    LIABILITY
     Allowance for possible loan losses
       On loans and real estate owned      $1,285,577
     Deferred and accrued
       employee benefits                      911,280
     Deferred loan origination fees           114,660
     Securities losses not currently
       Deductible                              19,595
     Core deposit intangibles                 110,987
     Depreciation                               7,109
     Other                                     25,935
                                           $2,475,143        $0

     No valuation allowance is deemed necessary for the deferred tax asset.

9.   INCOME TAX EXPENSE:                    1995          1994

     Federal Income Tax                    $2,018,482 $1,615,179
     State Income Tax                          66,259     73,292

PAGE


                 MANAGEMENT'S DISCUSSION AND ANALYSIS


     The results of operations for September 30, 1995 are reflected through the growth in the balance sheet. Total assets grew over $30,000,000 in 1995 and $36,000,000 in l994 each compared to the previous year's third quarter end. The major changes are found in the investment and loan portfolios.

     The  investment  portfolio  growth of just under $10,000,000, has been  in  the  area  of  US  Government  agency  debentures which were purchased with the intent to hold to maturity.  Some callable agencies with  longer  maturities  have  been  placed in the available for sale category  and  the  Bank  is  reviewing  the  FASB's  window  to  move securities  from  held  to  maturity to available for sale before year
end.   The Bank's available for sale portfolio, totaling $8,300,000 is comprised of $5,400,000 in Federal Home Loan Bank stock.  Ownership of stock  is  required  by  the  FHLB  for participation in their funding
programs.    This  stock has earned the Bank in excess of 7.0% for the
first  three  quarters  of  1995.   The appreciation of net unrealized
gains  to  $85,500  as  of September 30, 1995 continues to grow slowly
with  the  increase  in  the  market.   The market value of the entire
portfolio,  which  is  approximately  $470,000  greater  than the book value,  has risen in the past year, following national economic trends including lower interest rates.  The Bank does not hold any securities
(such  as  structured  debt tied to multiple indices, interest only or principal  only securities) that may experience considerable change in their  market  values  by  a  greater degree than traditional debt and
could  materially  affect  the  entire  portfolio.        In  the loan
portfolio,  which  has grown by $16,000,000 in the past twelve months, the  Bank's  concentration  has  been  through  the extension of loans secured by real estate to its consumer customers totalling $11,000,000 more than one year ago.

     Funding  for the asset growth has come from increases in deposits
t o talling   $23,000,000,   predominantly   from   interest   bearing
certificates  of  deposit.   As opportunities have surfaced to attract
lower  cost  deposits  and  repurchase  agreements,  advances from the
Federal  Home  Loan  Bank  have  decreased  by $7,000,000.  Short term borrowings  were  reduced  through seasonal deposit growth, investment maturities  and/or  calls  and  principal  paydowns  from  the  Bank's mortgage backed securities portfolio.
     Liquidity is measured by the Bank's ability to meet cash needs at a  reasonable  cost or minimum loss to the Bank.  Liquidity management involves  the ability to meet cash flow requirements of its customers,
which   may  come  from  depositors  withdrawing  funds  or  borrowers requiring  funds  to  meet  credit  needs.  Without adequate liquidity management,  the  Bank  would  not  be  able  to meet the needs of the
individuals  and  communities  it  serves.   The Bank utilizes a Basic
Surplus/Deficit model to measure its liquidity over a 30-day and a 90-
day  time  horizon.  We examine the relationship between liquid assets and  short  term  liabilities  which are vulnerable to non-replacement
within  a  30-day  period.    The 90-day analysis extends to include a
projection  of  subsequent  cash flow funding needs over an additional
60-day  time  horizon.  The Bank's policy is to maintain its liquidity position at a minimum of 5% of total assets.  At September 30,1995 the
Bank has liquidity in excess of 10% in its balance sheet.

PAGE


     How  the  changes in the balance sheet have affected the Bank may be  viewed  through  the  earnings  statement  for  the periods ending
September 30, 1993, 1994, and 1995.  Overall, the net earnings for the
Bank  are  $535,000  ahead  of last year's first nine months' earnings which  represents  a  13% increase.  Net interest income for the first nine  months  of  1995  has  added  strong earnings and is affected by rates,  volumes  and  the  mix  of earning assets and interest bearing
liabilities.    Increases in the loan portfolio have afforded the Bank
additional  interest income of $1,590,000 due to increases in volumes, with  further  increases  of  $1,000,000 due to changes in rates.  The
Bank  increased  its  base  lending  rate  by  75 basis points between
September 30, 1994 and September 30, 1995.  Although only a portion of loans are immediately affected by changes in the Bank's base rate, the effect  of  the  increases  has  over time increased the yields in the
portfolio.    The  commercial  real  estate  rate  for  variable  rate
mortgages  has increased 100 basis points since September 30, 1994 and as  the  loans  in  that  portion  of  the  portfolio  totalling  over
$50,000,000  in  mortgages  reach  their annual anniversary dates, the yield  has  improved  the  overall  yield for loans.  Loan yields have increased by 99 basis points over the past twelve months and represent the  first increase in several years.  Decreases in yields experienced in  1994  and 1993 were 16 and 77 basis points respectively.  Interest on  investments  has also increased both due to volumes ($451,000) and to  increased  rates  ($403,000).  Similar to the loan yields, 1995 is the  first  year  in  several  in  which  the overall investment yield
increased  rather  than  decreased.      Yields  on  investments  have
increased by 24 basis points during the past year compared with 43 and
77  basis  point drops in 1994 and 1993 respectively.  It is the boost from  the  increases  in  rates in the Bank's earning assets that have helped  to  offset  the increases seen in liability costs as described below.

     The  cost  of  deposited  funds  increased from September 1994 to
September  1995  by  78  basis  points.     Additionally rates rose on
borrowed funds during the past twelve months by over 117 basis points.
Due  to  this  increase  in  borrowed funds costs, the Bank elected to promote  certificates  of deposit early in 1995, locking in acceptable rates  for  the  Bank  which  were  lower  than alternative sources of
funding.    Taking into consideration the increased cost of borrowings and  the  increased  volumes  in  certificates  of deposit, the Bank's overall  cost of purchased funds increased by $1,730,000 when compared
to  September  of 1994.    With increases on both sides of the balance
sheet,  the Bank's earnings remain strong with its net interest income totalling $1,178,000 more than one year ago.

     With  regard to interest rate sensitivity, the Bank is positioned favorably for the current interest rate cycle with $13,000,000 more of its  liabilities  repricing within a year when compared to its assets.
On  the shorter run (out to 90 days), the Bank has $18,000,000 more in liabilities  which  are sensitive to rate changes than assets, both of which  might  prove  beneficial  if  the  Federal  Reserve responds by lowering the Federal funds rate in either November or December of this
year.    There  will  be no adverse interest rate risk should interest rates remain unchanged.
PAGE


     Due  to changes in the methodology used for computing the reserve for  possible loan losses, the Bank increased its ratio to gross loans to  over  2%  beginning  in  1993  and  through September 30, 1995 has
maintained  that  reserve  to  loan  ratio.    The  Bank  reviews  its
allocation  to the reserve on a monthly basis and funds the reserve as
deemed  necessary.    This  review  includes  a provision for specific
credits,  provisions  due  to  historic  loan losses by loan types and reserves  reflecting  industry  concentrations, credit concentrations, current  economic conditions and underwriting standards.  In 1995, the
Bank  has added a provision for impaired loans in accordance with FASB
114/118.    Losses for 1995 were originally estimated at $950,000 with
$464,000  charged off through September 30, 1995, compared to $337,000 and  $820,000  charged  off in the first nine months of 1994 and 1993,
respectively.    The  amounts  represented below are the total dollars
o u t standing  for  the  first  nine  months  of  each  year  listed.



     CATEGORY                1995         1994        1993
90-DAY PAST DUE
AND STILL ACCRUING     $    711,943  $    645,920  $   1,150,195

NON-ACCRUING              2,584,343     2,627,314      2,984,000
                       $  3,296,286  $  3,273,234   $  4,134,195

GROSS LOANS            $199,190,024  $175,399,428   $154,217,991

PERCENTAGE OF
   GROSS LOANS               1.65%         1.87%         2.68%

     A review of the Bank's non-interest income shows the first nine months of 1995 $124,000 ahead of the same period in 1994, which is attributable to the Trust Department's scheduled fees. These fees are based on increased book assets of more than $18,000,000 over the past twelve months and are computed based on market value of total assets. Both 1994 and 1993 showed increases as compared to their respective previous years. 1994 increased by $70,000 whereas 1993 experienced a $390,000 increase over 1992. Throughout 1993, the Bank witnessed the last year of significant growth from its commitment to its customers and communities through its efforts in the residential real estate market. The selling of mortgages in the secondary market has generated fees on sold mortgages as well as servicing fees on these loans. During the first nine months of 1993 the Bank earned almost $297,000 from fees generated by the secondary mortgage program. This compares to $150,000 and $98,800 for 1994 and 1995 respectively. The decline in income generated from the sale of residential mortgages through the secondary market are directly related to the interest rate cycle and as rates have risen, sales and refinances of homes have dropped. The fees generated in the granting of residential mortgages during the falling rate interest cycle of the early 1990's is now translated into earnings through the servicing of those loans which total over $58,000,000 in outstanding balances and totals $198,500 in income thus far in 1995.

PAGE

     Salary and employee benefits for 1995 are actually three percent below 1994's expense and compare favorably with 1994 which shows a $435,000 (or 13%) increase over 1993. The increase in 1994 represents increases in compensation of 5% and costs incurred with the addition of a deferred plan for certain senior officers (Messrs. Reeves, Eaton, Goldthwait and MacDonald) in light of the termination of the defined benefit pension plan. There was a $205,000 or 6.7% increase between quarter ends in 1993 as compared to 1992. 1993 was the year of adoption of FASB 106 pertaining to postretirement benefits and the expense incurred pertained to future benefits for employees.

     With regard to other expense, 1995 expenses of $3,700,000 compares more with 1993's expenses of $3,560,000 than those of 1994. 1994 marked a year in which other expenses actually went down by $285,000 when compared to 1993. During 1993, the Bank took losses on properties owned which resulted from loan problems totalling $264,000. There were no comparable losses in either 1994 or 1995. There is no
o n e category of expense which exceeds $50,000 in increased expenditures in 1995 and stands out as a significant increase. The Trust Department has recently outsourced its tax preparation for customers and the initial outlay for that operation has been approximately $44,000. Fees will be generated from Trust customers as the 1995 tax preparation season begins. The Bank's year-to-date efficiency ratio is 54% which is well under the national average.

     Effective January 1, 1995, the Bank adopted FASB No. 114, "Accounting By Creditors for Impairment of a loan", as amended by Statement No. 118. A loan is impaired when it is probable that the Bank will not collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are loans that are carried on a non-accrual status. Loans are returned to accrual status and are no longer considered to be impaired when they become current as to principal and interest or demonstrate a period of performance under the contractual terms, and in management's opinion are fully collectable. Certain loans are exempt from the provisions including large groups of smaller balance homogenous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans. Impaired loans totaled $1,041,882 at September 30, 1995. The Bank plans to implement SFAS No. 122 effective January 1, 1996 with no negative impact to its earnings.

     The Bank was examined by the FDIC in September of this year and there were no recommendations made which would have a material effect
o n the registrant's capital resources, liquidity or operating earnings. The Bank's capital to asset ratio is 10.16% and the Bank far exceeds the required risk based capital ratio of 8% with its Tier I ratio of 15.54%, total capital ratio of 16.79% and leverage ratio of 10.14%. Using the risk based capital formula, the Bank has capital in excess of requirements of $18,429,000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BAR HARBOR BANKSHARES


                                      Sheldon F. Goldthwait, Jr. /s/

Date: November 15, 1995               Sheldon F. Goldthwait, Jr.
                                      President


                                      Virginia M. Vendrell /s/

Date: November 15, 1995               Virginia M. Vendrell
                                      Senior Vice President, Treasurer
                                      and Chief Financial Officer



PAGE