Form 10-K
period 1995-12-31
BAR HARBOR BANKSHARES
filed 1996-03-28
CIK 743367

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON DC 20549

                              FOR 10-K

   Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (fee required).
   For the fiscal year ended December 31, 1995. Commission File
   No. 0-13666

                        BAR HARBOR BANKSHARES

   State or Other jurisdiction of incorporation or organization:
   Maine
   IRS Employer Identification Number: 01-0393663
   Address: P O Box 400, 82 Main Street, Bar Harbor, ME     Zip
   Code: 04609
   Registrant s telephone number, including area code: 207 288-
   3314

   Securities registered pursuant to Section 12(g) of the Act:
   Title of Class: Common stock, par value $2.00 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes XX

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1996 is:
   Common stock, $2.00 par - $47,980,940

   The number of shares outstanding of each of the registrant s classes of common stock, as of January 31, 1996 is:
   Common stock, 1,818,237

   Documents incorporated by Reference:
   (1) Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into
   Part II, Items 7 and 8 and Part IV, Item 14 of the Form 10-K.

                                INDEX
   [CAPTION]

   #                              ITEM                  PAGE

    1.   Business                                       3 - 5

    2.   Properties                                     6 - 7

    3.   Pending Legal Proceedings                      7

    4    Submission of Matters to a Vote
          of Security Holders                           7

    5    Market for Registrant s Common Equity
          and Related Stockholders Matters              7

    6    Selected Financial Data                        8 - 29

    7    Management s Discussion and Analysis           30

    8    Consolidated Financial Statements and
          Supplementary Data                            30

    9    Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure                                    30

   10    Directors and Executive Officers               30-32

   11    Executive Compensation                         33-35

   12    Security Ownership of Certain Beneficial
          Owners and Management                         36-37

   13    Certain Relationships and Related
          Transactions                                  38

   14    Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                       39-40






                               PART I
   ITEM 1.  BUSINESS

   Bar Harbor Bankshares, ( the Company ), was incorporated
   January 19, 1984. As of December 31, 1995, the Company s securities consisted of one class of common stock ( the Common
   Stock ), par value of $2.00 per share, of which there are 1,713,605 shares outstanding held of record by approximately
   974 stockholders.

   The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, Bar
   Harbor Banking and Trust Company ( the Bank ). All significant intercompany balances and transactions have been eliminated in the accompanying financial statements.

   The Bank conducts substantially the same business operations as a typical full service, independent, community commercial bank. It has ten offices in coastal Maine, including its principal office located at 82 Main Street, Bar Harbor,
   Hancock County and adjacent Washington County. The Hancock
   County offices are located at Main Street, Northeast Harbor;
   Main Street, Southwest Harbor; Main Street, Blue Hill; Route
   #15, Deer Isle; corner of High and Washington Streets,
   Ellsworth; and Main Street, Winter Harbor. The Washington
   County offices are located at the corner of Route 1 and 1A, Milbridge; Main Street, Machias; and Washington Street, Lubec.

   The Mt. Desert Block Company ( the Block Company ), a wholly owned subsidiary of the Bank, owns and manages the real estate upon which all of the Bank s offices are located. The Block
   Company also owns a parcel of real estate which is not related to the Bank s operations and which is leased for commercial purposes in Lubec; the building next to the Bar Harbor office which is not currently leased for retail purposes; and land adjacent to the Blue Hill bank property.

   The Bank is a retail bank serving primarily individual customers, small retail establishments, seasonal lodging, campgrounds and restaurants. As a coastal bank it serves the lobstering, fishing and aquaculture industries. It also serves
   Maine s wild blueberry industry through its Washington County offices. The Bank has not made any material changes in its mode of conducting business during the past five years.

   The Bank operates in a highly competitive market. Competition among banks in Maine has increased in recent years as a result of aggressive acquisition programs by statewide holding companies and by completely open interstate banking. This bank continues to be one of the largest independent commercial banks in the State of Maine.






   In the Bank s immediate service area there are two other independent commercial banks, one Savings and Loan
   Association, three savings bank branch offices and three commercial banks which are offices owned by holding companies based outside the state.

   The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a materially adverse effect on its business.
   Approximately 87% of the Bank s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, current competitive rates on certificates of deposit, IRAs, NOW and money market accounts and does not anticipate loss of these deposits.

   The Bank provides the normal banking services offered by a commercial bank including checking accounts, NOW accounts, all forms of savings and time deposit accounts, individual retirement accounts and KEOGH plans, safe deposit boxes, collections, travelers checks, night depository services, direct deposit payroll services, credit cards, personal money orders, bank-by-mail and club accounts and drive-up facilities at all offices. The Bank also has arrangements with other institutions for the provision of certain services which it does not provide directly, such as computerized payroll services. In addition, the Bank operates a large Trust
   Department, including an office opened in 1991 in Bangor. The
   Trust Department handles book assets for clients totaling
   $214,000,000 and offers professionally managed investment accounts.

   The Bank has Automated Teller Machines (ATMs) located in each of its ten branch locations. These ATMS access major networks for use of the Bank s cards throughout the United States including the Plus and NYCE systems as well as the major credit card networks.

   In addition to the foregoing, the Bank offers lending services including consumer credit in the form of installment loans, stand-by credit, VISA credit card accounts and student loans;
   residential mortgage loans; home equity loans; and business loans to individuals, partnerships and corporations for capital construction, the purchase of real estate and working capital. Business loans are provided primarily to organizations and individuals in the tourist, health care, blueberry, shipbuilding and fishing and aquaculture industries as well as to the usual small businesses associated with small coastal communities. Certain larger loans which would exceed the Bank s lending limits are written on a participation basis with correspondent banks, with the Bank retaining only such portions of those loans as are within its lending limits. The
   Bank also provides trust and estate planning services to its customers. The principal market areas for all of the Bank s services consist of Hancock and Washington Counties.  The
   Bank s policy for lending limits is up to 20% of capital and surplus to any borrower provided that the loans are secured and approved by the Executive Loan Committee, which includes members of the Bank s Board of Directors.

   As a state chartered bank, the Bank has the Bureau of Banking of the State of Maine and the Federal Deposit Insurance
   Corporation as bank regulatory agencies responsible for its supervision. In addition, the Company is supervised by the Federal Reserve Bank.

   The Bank is not engaged in any material research activities relating to the development of new services or the improvement of existing services except in the normal course of business activities. As of December 31, 1995 the Bank employed 154 persons in a full or part time basis. The President, Executive
   Vice President, Senior Vice President and Vice Presidents in charge of Human Resources and Trust Department are employed by the Bank as well as serve as officers of the Company. They are not compensated by the Company for their services. There are no employees of the Company.

   Since the Bank is located in a summer resort area, a portion of the Bank s business is seasonal in nature. In addition, employment in the sardine and blueberry industries of Washington County is seasonal. As a result of these factors, the Bank has had an annual deposit swing which has been declining in the last several years from swings of more than 20% in the late 1980s, to under 5% for both 1994 and 1995. The drop may be attributable to increasing interest rates and to safety and soundness issues as customers choose to have their funds insured by maintaining their deposits in the banking system. Deposits generally peak in late September with the low point in February. This deposit swing is predictable and does not have a materially adverse effect of the Bank. Should the Bank need additional funds for liquidity needs, it may utilize short term borrowing lines set up through the Federal Home
   Loan Bank of Boston, seek repurchase agreements through a primary securities dealer or draw on its seasonal line at the Federal Reserve Bank of Boston. Additionally, sufficient stability in the Bank s deposit base is maintained in part as a result of the year round employment of approximately 700 people by the Jackson Laboratory, which is the single largest employer on Mt. Desert Island.

   On July 11, 1995, the Board of Directors declared a five-for-one stock split to all shareholders of record as of that date and which took effect on August 7, 1995. All share and per data share included in this Form 10-K have been restated to reflect the stock split.






   ITEM 2.  PROPERTIES

   The ten parcels of real estate utilized by the Bank for its operations are owned by the Mt. Desert Block Company ( the Block Company ), a wholly owned subsidiary of the Bank, and are leased to the Bank.
These properties
   are described below:

   1.  The principal office of the Bank is located at 82 Main
Street, Bar
   Harbor, Maine and includes a building housing banking facilities and administrative offices and an adjacent 35 car parking lot. The building was renovated and expanded in 1987 and 1988. A portion of the expanded building was completed in 1990 offering space for operational personnel.

   2.  An office is located at Main Street, Northeast Harbor,
Maine. This
   property consists of a building constructed in 1974 which is adequate for the Bank s current needs at that location.

   3.      An office is located on Maine Street, Southwest
Harbor, Maine.
   This property consists of a building constructed in 1975 which was added to and renovated in 1989 to better meet the needs at that location.

   4.  An office is located at Church Street, Deer Isle, Maine.
This property
   consists of a building constructed in 1974 which was added to and renovated in 1994 to better meet the needs at that location.

   5.  An office is located on Main Street, Blue Hill, Maine.
This property
   consists of a building constructed in 1960 which was renovated in 1989 to better meet the needs at that location.

   6.  An office is located at Main Street, Milbridge, Maine.
This property
   consists of a building constructed in 1974 to which a vestibule was added in 1994 to house an ATM which helps to better meet the needs at that location.

   7.  An office is located at Washington Street, Lubec, Maine.
This branch
   consists of a building constructed in 1990 and is adequate for the Bank s needs at that location.

   8.  An office is located at High Street, Ellsworth, Maine.
This branch
   consists of a building constructed in 1982 which is adequate for the
   Bank s current needs at that location.

   9.  An office is located at Main Street, Winter Harbor, Maine.
This branch
   consists of a building constructed in 1995 and is adequate for the Bank s needs at that location.

   10. An office is located on Main Street, Machias, Maine. This branch was purchased from Key Bank of Maine in May, 1990, and was renovated in 1995 to better meet the Bank s needs at that location.

   In addition to the foregoing properties, the Block Company owns the building adjacent to the Bar Harbor office. This building is presently leased to a retail organization.






   The Block Company owns real estate located on Washington
Street in Lubec,
   Maine which is adjacent to the Lubec branch office of the Bank and which is leased to a commercial venture.

   A parcel of land adjacent to the Blue Hill branch was purchased in 1981.

   Aggregate annual rentals paid by the Bank during its last fiscal year for its operating properties did not exceed 5% of its operating expenses.


   ITEM 3.  PENDING LEGAL PROCEEDINGS

   During the 1995 bank examination of the Trust Department, the bank examiner criticized the Bank s use of a newly established in-house account as an investment vehicle for pension plans for which the Bank acted in a fiduciary capacity. In the bank examiner s opinion, such investments amounted to prohibited transactions under ERISA and the Tax
Code, making
   the Bank potentially liable for a penalty amounting to 5% of the amount involved,(which is estimated at approximately $190,000). The
Bank s
   attorneys are currently in the process of preparing a request to the
   Department of Labor for an exemption from the prohibited transaction rules which, if granted, would relieve the Bank from the penalty liability.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                     PART II

   ITEM 5.  MARKET FOR REGISTRANT S COMMON EQUITY AND RELATED
STOCKHOLDER
   MATTERS

   Bar Harbor Bankshares stock is not listed on any national exchange and there is no established trading market for the stock. Since the Company is not aware of the price of all trades, the price is established by determining what a willing buyer will pay a willing seller.
The stock
   prices shown below are based upon quotes received from Paine
Webber, and
   represent a range of the high and low bids for each quarter of 1994 and
   1995:


                   1st Quarter         2nd Quarter           3rd
Quarter            4th Quarter
                    High    Low         High    Low
High    Low            High    Low
    1995            17.00 to 16.40      20.00 to 17.00
25.50 to 20.00         28.00 to 25.50
    1994            15.20 to 15.20      16.00 to 15.20
16.00 to 16.00         16.40 to 16.00

   ITEM 6.
                       AVERAGE BALANCE SHEETS
   [CAPTION]
                                      1995

                                      AVERAGE
   YIELD/
                                      BALANCE           INTEREST
    RATE
   ASSETS
   Loans                              $195,178,495      $
19,298,629   9.89%
   Taxable Investment Securities        84,364,335
5,877,065   6.97%
   Non-Taxable Investment Securities    14,138,613
852,051   6.03%
   Fed. Funds Sold & Money Market
      Funds                              2,097,962
124,242   5.92%
   Total Interest-Earning Assets      $295,779,405      $
26,151,987   8.84%
   Non-Interest Earning Assets:
   Total Cash and Due from               7,727,672
    Less: Allowance for Losses          (4,142,571)
   Bank Premises and Equipment           5,720,449
   Other Assets                          6,027,318
   TOTAL ASSETS                       $311,112,273

   LIABILITIES AND STOCKHOLDERS  EQUITY
   Interest Bearing Demand Deposits   $ 37,109,957      $
606,437   1.63%
   Savings Deposits                     57,521,058
1,408,916   2.45%
   Time Deposits                       115,118,182
6,412,766   5.57%
   Repurchase Agreements and
      Short Term Borrowings             38,440,663
2,175,597   5.66%
   Long Term Borrowings                    580,132
20,677   3.56%

   TOTAL INTEREST BEARING LIABILITIES $248,769,992      $
10,624,393   4.27%
   Non-Interest Bearing Liabilities:
   Non-Interest Bearing Demand
        Deposits                       30,083,671
   Other Liabilities                    1,272,847
   Stockholders  Equity                30,985,763

        TOTAL LIABILITIES &
         STOCKHOLDERS  EQUITY         $311,112,273
   NET EARNING ASSETS                 $ 47,009,413
   NET INTEREST INCOME/NET INTEREST
        SPREAD                                          $
15,527,594   4.57%
   NET INTEREST MARGIN
    5.25%






                                      1994
                                      AVERAGE
   YIELD/
                                      BALANCE           INTEREST
    RATE
   ASSETS
   Loans                              $174,550,402      $
16,006,536   9.17%
   Taxable Investment Securities        75,333,849
4,911,599   6.52%
   Non-Taxable Investment Securities    14,296,651
828,998   5.80%
   Fed. Funds Sold & Money Market
      Funds                              1,192,601
48,457   4.06%
   Total Interest-Earning Assets      $265,373,503      $
21,795,590   8.21%
   Non-Interest Earning Assets:
   Total Cash and Due from               7,664,386
    Less: Allowance for Losses          (3,720,244)
   Bank Premises and Equipment           5,684,033
   Other Assets                          6,166,864
   TOTAL ASSETS                       $281,168,542

   LIABILITIES AND STOCKHOLDERS  EQUITY
   Interest Bearing Demand Deposits   $ 38,591,994      $
633,346   1.64%
   Savings Deposits                     63,106,980
1,621,651   2.57%
   Time Deposits                        84,786,001
3,812,734   4.50%
   Repurchase Agreements and
      Short Term Borrowings             37,686,124
1,608,404   4.27%
   Long Term Borrowings                          0
0      0%

   TOTAL INTEREST BEARING LIABILITIES $224,171,099      $
7,676,135   3.42%
   Non-Interest Bearing Liabilities:
   Non-Interest Bearing Demand
        Deposits                        28,559,472
   Other Liabilities                     1,033,450
   Stockholders  Equity                 27,404,521

        TOTAL LIABILITIES &
         STOCKHOLDERS  EQUITY         $281,168,542
   NET EARNING ASSETS                 $ 41,202,404
   NET INTEREST INCOME/NET INTEREST
        SPREAD                                          $
14,119,455   4.79%
   NET INTEREST MARGIN
    5.32%







                                      1993
                                      AVERAGE
   YIELD/
                                      BALANCE           INTEREST
    RATE
   ASSETS
   Loans                              $153,232,173      $
14,549,586   9.50%
   Taxable Investment Securities        64,908,500
4,424,174   6.82%
   Non-Taxable Investment Securities    14,954,753
861,642   5.76%
   Fed. Funds Sold & Money Market
      Funds                                582,259
19,987   3.43%
   Total Interest-Earning Assets      $233,677,685      $
19,855,389   8.50%
   Non-Interest Earning Assets:
   Total Cash and Due from               6,997,907
    Less: Allowance for Losses          (3,414,115)
   Bank Premises and Equipment           5,700,044
   Other Assets                          6,811,710
   TOTAL ASSETS                       $249,773,231

   LIABILITIES AND STOCKHOLDERS  EQUITY
   Interest Bearing Demand Deposits   $ 36,113,190      $
766,110   2.12%
   Savings Deposits                     61,670,967
1,835,801   2.98%
   Time Deposits                        69,621,757
3,042,237   4.37%
   Repurchase Agreements and
      Short Term Borrowings            16,557,493
556,938   3.36%
   Long Term Borrowings                13,846,575
574,564   4.15%

   TOTAL INTEREST BEARING LIABILITIES $197,809,982      $
6,775,650   3.43%
   Non-Interest Bearing Liabilities:
   Non-Interest Bearing Demand
        Deposits                       25,567,081
   Other Liabilities                      611,679
   Stockholders  Equity                25,784,489

        TOTAL LIABILITIES &
         STOCKHOLDERS  EQUITY         $249,773,231
   NET EARNING ASSETS                 $ 35,867,703
   NET INTEREST INCOME/NET INTEREST
        SPREAD                                          $
13,079,739   5.07%
   NET INTEREST MARGIN
    5.60%

                         NOTES TO AVERAGE BALANCE SHEET

   1. Tax-exempt income is calculated at coupon rate, no adjusted on a tax equivalent basis.

   2.   At December 31, 1995, loans on non-accrual status totaled
$3,359,857.
   These loans are included in the loan category on the preceding
Average
   Balance Sheet. If interest had been accrued on such loans, interest income on loans would have been $416,342 higher in 1995.

   3. Interest on loans includes loan fees pursuant to FASB91 in the following amounts:




                       1995           1994              1993

                       $103,788       $176,032          $209,309

   4. The Bank s net interest margin remains above the national average, but has remained at higher than average levels for a number of years.
        The Bank is a community bank which focuses its efforts on customer relationships and good service while remaining competitive in the demand for loans both in the commercial and consumer sectors. The spread and margin for the Bank have been decreasing gradually over the past three years, as competition for the same customers within the Bank s market area continues to grow. The average rate on earning assets increased by 63 basis points in 1995 when compared to 1994;
        however, the average rate on interest bearing liabilities increased by 85 basis points. The Bank continues to seek quality loans, broadening its customer base as the spread tightens. The effect of rates and volumes is exemplified further in the Rate
Volume Analysis
        found on page 12 of this report.

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

                       YEAR ENDED DECEMBER  31, 1995
                       COMPARED TO DECEMBER 31, 1994

                       INCREASES (DECREASES) DUE TO:
                                     VOLUME          RATE
NET
   Loans                           $1,980,684      $1,311,410
$3,292,093
   Taxable Investment Securities      604,581         360,885
 965,466
   Non-Taxable Investment
       Securities                      (9,243)         32,296
  23,053
   Federal Funds Sold and
        Money Market Funds             47,287          28,498
  75,785

   TOTAL INTEREST EARNING ASSETS   $2,623,309      $1,733,088
$4,356,397

   Deposits                        $ 728,282       $1,632,106
$2,360,388
   Repurchase Agreements and
      Short Term Borrowings           41,548          525,645
 567,193
   Long Term Borrowings               20,677                0
  20,677

   TOTAL INTEREST BEARING
         LIABILITIES               $ 790,507       $2,157,751
$2,948,258

   NET CHANGE IN INTEREST          $1,832,802       ($424,663)
$1,408,139
                                       YEAR ENDED DECEMBER 31,
1994
                                       COMPARED TO DECEMBER 31,
1993

                                      INCREASE (DECREASE) DUE TO:
                                   VOLUME          RATE
NET
   Loans                           $1,968,588      $ (511,638)
$1,456,950
   Taxable Investment Securities      700,128        (212,704)
 487,424
   Non-Taxable Investment
      Securities                      (38,130)          5,486
 (32,644)
   Federal Funds Sold and
        Money Market Funds             18,090          10,381
  28,471

   TOTAL INTEREST EARNING ASSETS   $2,648,676       ($708,475)
$1,940,201






   Deposits                        $  647,825       ($224,243)
$  423,582
   Repurchase Agreements and
      Short Term Borrowings           895,563         155,903
1,051,466
   Long Term Borrowings              (574,564)              0
(574,564)

   TOTAL INTEREST BEARING
         LIABILITIES               $ 968,824       $ (68,340)
$ 900,484

   NET CHANGE IN INTEREST          $1,679,852       ($640,135)
$1,039,717

                       INTEREST RATE SENSITIVITY ANALYSIS
                             AS OF DECEMBER 31, 1995
                              Amounts in Thousands

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1995 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

       ONE TO      GREATER
                                                     ONE TO
     GREATER
                                 TOTAL TO             FIVE
     THAN FIVE
                                 ONE YEAR             YEARS
      YEARS                   TOTAL
    Loans
       Fixed Rate                $ 16,258            $ 24,312
     $ 18,187              $ 58,757
       Variable Rate              117,550              23,207
        2,252               143,009
    Investments                    31,667              52,066
       18,362               102,095
    Federal Funds Sold              3,800                   0
            0                 3,800
    Interest Rate Swap              5,000               5,000
            0                10,000
           TOTAL EARNING ASSETS  $ 174,275           $104,585
     $ 38,801              $317,661

    Deposits                     $138,452            $ 17,283
     $ 95,736              $251,471
    Repurchase Agreements           5,791                   0
            0                 5,791
    Borrowings                     16,011              16,689
            0                32,700
    Interest Rate Swap             10,000                   0
            0                10,000
           TOTAL SOURCES         $170,254            $ 33,972
     $ 95,736              $299,962

    Net Gap Position             $  4,021            $ 70,613
     $(56,935)             $ 17,699
    Cumulative Gap                  4,021              74,634
       17,699                17,699

    Rate Sensitive Assets/
    Rate Sensitive Liabilities    102.36%             307.86%
        40.53%              105.90%



    Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Bank has assumed that 3% of its savings is more rate sensitive and will react to rate changes, and has therefore categorized it in the one-year time horizon. The remainder is stable and is listed in the greater than five year category. NOW accounts, other than seasonal fluctuations approximating $4,000,000, are stable and are listed in the greater than five year category. Money market accounts are assumed to reprice in three months or less. Certificates of deposit are assumed to reprice at the date of contractual maturity. Fixed rate mortgages, totaling $35,000,000 are amortized using a 6% rate, which approximates the
   Bank s prior experience.

                         SUMMARY OF INVESTMENT PORTFOLIO

   The information presented below is to facilitate the analysis and comparison of sources of income and exposure to risks.

                          1995           1994         1993
   U.S. Treasury Securities           $  1,000,470 $ 3,007,997
$ 5,016,933
   Obligations of Other U.S.
        Government Agencies             13,278,651  13,322,895
 6,312,146
   Mortgage Backed Securities:
        U.S. Government Agencies        42,764,250  46,739,125
38,501,320
        Other             8,210,646     4,086,750    2,752,525
   Obligations of State and
        Political Subdivision           13,240,946  14,401,790
14,408,384
   Other Bonds            3,714,099     3,521,514    5,047,385

   SECURITIES HELD TO MATURITY        $ 82,209,062 $ 85,080,071
$72,038,693

   Obligations of Other U.S.
        Government Agencies              8,029,922
   Mortgage Backed Securities--
        U.S. Government Agencies         5,578,826
   Other Bonds                             500,000

   Marketable Equity Securities          5,446,301    5,933,801
 6,484,697
   Other Investments                       330,506      305,086
   214,266

   SECURITIES AVAILABLE FOR SALE      $ 19,885,555  $ 6,238,887
$6,698,963



               MATURITY SCHEDULE FOR INVESTMENTS HELD TO MATURITY
                                AT DECEMBER, 1995

Greater than     Greater than     Greater
                                              One Year      One
Year to      Five Years to      than
                                              or Less       Five
Years       Ten Years        Ten Years

    U.S. Treasury Securities                  $1,000,470    $
  0       $        0       $        0
           Average Yield                            8.00
    Obligations of other U.S.
           Government Agencies                 3,500,000
5,779,530       3,999,121                 0
           Average Yield                            7.02
6.96            7.16
    Mortgage-backed Securities:

           U.S. Government Agencies                     0
8,221,329       4,506,265        30,036,656
           Average Yield
7.59            7.11              7.18
    Mortgage-Backed Securities:
           Other                                        0
    0      2,721,210        5,489,436
           Average Yield
                5.29             7.33
    Obligations of State and
           Political Subdivisions                 750,637
9,564,305         982,004        1,944,000
           Average Yield                             6.69
6.06            6.97             7.15
    Other Bonds                                1,199,081
2,515,018               0                 0
    Average Yield                                   8.06
6.96

    TOTAL  $                                  6,450,188
$26,080,182      $12,208,600      $37,470,092

                         MATURITY SCHEDULE FOR INVESTMENTS
                     AVAILABLE FOR SALE AT DECEMBER 31, 1995


Greater than     Greater than     Greater
                                              One Year      One
Year to      Five Years to      than
                                              or Less       Five
Years       Ten Years        Ten Years
    Obligations of Other U. S.
       Government Agencies                    $       0     $
   0      $   7,996,732    $       0
          Average Yield
                   6.99

    Mortgage Backed Securities --
       U.S.Government Agencies                        0
   0                  0    $ 5,631,356
           Average Yield
                                  7.42

    Other Bonds                                  500,000
   0                  0              0
           Average Yield                            6.00


                                              $  500,000
   0      $   7,996,732    $5,631,356

    The maturity schedule for securities available for sale excludes marketable equity securities totaling $5,421,086 and other investments of
   $240,483.

   Yield on tax exempt bonds were not computed on a tax equivalent basis

   The bank does not hold any securities for a single issuer where the aggregate book value of the securities exceed 10% of the Bank s stockholders  equity.

   The maturities for the mortgage-backed securities are shown at the stated
   maturity. If the Bank presented mortgage-backed securities by average expected life, the breakdown would be:

Greater than     Greater than     Greater
                                              One Year      One
Year to      Five Years to      than
                                              or Less       Five
Years       Ten Years        Ten Years
    Mortgage-backed Securities Held
       To Maturity                            $        0
$38,973,809      $12,001,087      $          0
    Mortgage-backed Securities Available
       For Sale                                3,759,192
1,872,164                0                 0

    In 1987, the Bank purchased adjustable rate preferred (ARPS) securities totaling $1,319,000. As the economy entered into its recessionary cycle in the late 1980s, these ARPS, which were issued by other banks, were impacted by concerns of investors in the banking industry. The
Bank
   elected to recognize a permanent write down on the ARPS totaling $387,000 beginning in 1990.

   The ARPS portfolio began increasing in market value during 1991 as banks showed stronger earnings. Since this upward market trend continued in
   1992, the Bank elected to sell its holdings of ARPS and by year end had a remaining balance of $463,000 in ARPS with minimum loss to the Bank. The remaining ARPS were sold in early 1993.

   Changes in the market value of the investment portfolio follow national interest rate fluctuations. As national interest rates dropped, the value of the portfolio has increased. The Bank does not hold any IOs or POs, nor does it hold any securities whose market value could change to a greater degree than traditional debt. The Bank does hold one 10-year government agency backed step up which has a fixed rate of interest for the first three years and which then increases incrementally each year until maturity. This debenture is callable one year from issuance date.

                                            SUMMARY OF LOAN
PORTFOLIO

                                                    1995
        1994             1993

    Real estate Loans:
       Construction & Development                 $ 8,072,230
    $  4,594,803         $ 4,606,935
       Mortgage                                   135,068,891
     124,620,343         107,948,202
    Loans to finance agricultural
       production and other loans
       to farmers                                  10,377,194
       9,369,651           8,217,183
    Commercial and industrial loans                29,806,328
      31,791,148          27,533,900
    Loans to individuals for
       household, family and other
       personal expenditures                       17,640,397
      15,301,322          14,621,364
    All other loans                                     6,790
          21,635             269,371
    Real Estate Under Foreclosure                     793,887
         294,904             328,703

    TOTAL LOANS                                   $201,765,717
    $185,993,806        $163,525,658

       Less: Allowance for
       possible loan loss                            4,047,883
       3,891,835           3,369,387
    NET LOANS                                     $197,717,834
    $182,101,971        $160,156,271

                                                    1992
       1991
    Real estate Loans:
       Construction & Development                 $ 5,642,294
    $ 7,991,596
       Mortgage                                    94,906,632
     85,984,259
    Loans to finance agricultural
       production and other loans
       to farmers                                   7,174,262
       6,361,583
    Commercial and industrial loans                25,621,342
      24,630,818
    Loans to individuals for
       household, family and other
       personal expenditures                       12,248,539
      12,467,348
    All other loans                                   182,397
         187,489
    Real Estate Under Foreclosure                     434,384
         373,577

    TOTAL LOANS                                   $146,209,850
    $137,996,670

       Less: Allowance for
       possible loan loss                            3,205,868
       2,120,728
    NET LOANS                                     $143,003,982
    $135,875,942

                                                  PAST DUE LOANS
                                              (Amounts in
Thousands)

    The figures below represent loans past due 30 days or more
     (% is percentage of loans outstanding for a specific category of loans).

                                                 1995       %
  1994          %       1993      %

    Construction & Development                   214       2.7
    77         1.7        0       0.0
    Real Estate                                3,009       2.2
 1,713         1.4    2,177       2.0
    Commercial, Industrial
       and other                                 517       1.3
   559         1.4      615       1.7
    Loans to individuals                         434       2.5
   324         2.1      238       1.6
    Loans past due 90 days or
       more and still accruing*                  849        .4
   892          .5      513        .3
    Non-Accruing Loans                         3,360       1.7
 3,139         1.7    2,645       1.6

                                                 1992       %
   1991         %

    Construction & Development                   377       6.7
953           11.9
    Real Estate                                4,889       5.2
  6,147        7.1
    Commercial, Industrial
       and other                               1,524       5.9
  1,559        5.0
    Loans to individuals                         296       2.4
    507        4.1
    Loans past due 90 days or
       more and still accruing*                  593        .4
  1,306         .9
    Non-Accruing Loans                         3,683       2.5
  3,177        2.3

     <F1> *The percentage for loans past due 90 days or more and still
   accruing and non-accruing loans relate to total loans outstanding.
   Each loan in these categories is also included in its past due loan category.

   Loans which were non-performing as of December 31, 1994 and for which the real estate was acquired by the Bank in 1995 totaled
   $181,000.

                                        MATURITY SCHEDULE - LOAN
PORTFOLIO
                                             As of December 31,
1995

 After one
                                               One Year
 Year through         After five
                                               or Less
 five years            years
    Commercial, Financial
       and Agricultural                        $21,775,978
 $ 8,256,809          $10,150,735

    Real estate Construction
       and Land Development                    $ 8,072,230

    The Bank makes construction loans on the basis of: a) permanent financing from another financial institution, or b)approval at the time of origination for permanent financing by our own Bank. In addition, a number of large commercial real estate loans are written and priced on the basis of fixed rates with a three to five year balloon payment. It is generally the intent of the Bank to renegotiate the rate and term of the loan at the balloon maturity. Lines of credit are renewed annually. There are consumer construction loans that will either be sold to the secondary market upon completion of construction or rolled into permanent portfolio residential mortgage loans on the Bank s books.

   The total amount of commercial, financial and agricultural, construction, and land development loans with adjustable interest rates and maturities of greater than one year is $10,676,789 and with fixed interest rates and maturities of greater than one year is $7,730,755.

                                  RISK ELEMENTS

                                           1995         1994
    1993         1992          1991
    Loans accounted for on a non-
       accrual basis                       $3,359,857
$3,139,465     $2,644,678   $3,683,185    $3,176,949
    Accruing loans contractually past
       due 90-days or more                 $  849,127   $
891,986     $  512,784   $  593,237    $1,306,150

    It is the policy of management to review past due loans on a monthly basis. Those loans 90 days or more past due which are not well secured or in the process of collection are designated as non-accruing.
This includes
   government guaranteed loans unless the guaranteed portion has been sold.
   If interest had been accruing on such loans, interest income on loans would have been $416,342 higher in 1995. Interest collected on these loans totaled $184,983 in 1995 and was included in net income.
Non-accrual
   loans represent 1.7% of average loans for 1995 and 1994.

   Management is not aware of any potential problems loans which are not
   included in the above table.

   The Bank makes single-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. The
Bank s
   lending activities are conducted in north coastal Maine.
Because of the
   Bank s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 1995, approximately $25,500,000 of loans were mde to companies in the hospitality industry. Of this total indebtedness, 1.8% were 30 days or more delinquent as of December 31,
   1995. Loans to real estate investors and developers totaled
$14,100,000 in
   1995. In the fishing industry, loans decreased from $10,000,000 in 1994 to
   $7,500,000 in 1995. This decrease was attributable to the paydown of several aquaculture loans and a lesser need at year end for Bank support for the lobster pounding industry.

   From the standpoint of large loans to single borrowers, loans of $700,000 or more to one borrower decreased as a percentage of capital from 95% in
   1994 to 90% in 1995. As most loans granted by the Bank are collateralized by real estate, the ability of the Bank s borrowers to repay is dependent on the level of economic activity and the level of real estate values in the Bank s market area. Because of the increasing health of the tourist industry and other industries in its market area, the Bank has benefited from the economic well-being of its customers.

                             SUMMARY OF LOAN LOSSES

   Delinquencies are reviewed on a monthly and quarterly basis by senior management as well as the Board of Directors. Information reviewed is used in determining if and when loans represent potential losses to the Bank. A determination of a potential loss could result in a charge to the provision for loan losses, with an increase to the reserve for possible loans so that risks in the portfolio can be identified on a timely basis and an appropriate reserve can be maintained.

   Historically, the amount allocated for the allowance for possible loan losses has been based on management s evaluation of the loan portfolio.
   Considerations used in this evaluation included past and anticipated loan loss experience, the character and size of the loan portfolio, the value of collateral, general economic conditions, and maintenance of the allowance at a level adequate to absorb anticipated losses.
With net
   charge offs remaining under one-half of one percent of average loans outstanding for 1990, the above method and review was adequate.

   Since 1991, the Bank has utilized the methodology for the review of the allowance for loan losses to be in accordance with the approach suggested by bank regulators through FDIC Fil-34-91, dated June 28, 1992. The reserve includes specific reserves based on the review of specific credits, pool reserves based on historical charge offs by loan types and supplementary reserves reflecting concerns and loan concentrations by industry, by customer and by general economic conditions. The allocation has changed based on concentration of loans in the fishing and tourist related industries.

   In 1992, the Bank continued to concentrate on resolving loan problems, focusing on the reduction of non-earning assets and resolution of troubled debt situations. With continued softness in the economy, the Bank aggressively charged off problem loans, and, at the same time provided more reserves for possible loan losses in the future. Building on the prior year s program of measuring adequacy, the Bank continued to build reserves to ensure that future earnings were not hurt by unforseen problems in the loan area.

   The Bank experienced its greatest percentage of charge offs when compared to average loans outstanding in 1991 when the ratio was .74%.
This ratio
   reached a low point in 1994 with charge offs representing only
 .25% of
   average loans. The percentage of charge offs to average loans in 1995 totals .41%. During the past five years, the majority of charge offs have been commercial loans secured by real estate. In 1992, increases in charge offs were attributable to an account where faulty documentation resulted in loss of collateral. The Bank real estate charge offs in 1994 represent charge down of loan balances on troubled loans based on updated fair value appraisals, or highest third party bids at auction.

   In 1994 there were two writedowns of REO charged directly to earnings. A property in Northeast Harbor was sold at a loss of $74,000 after paying all expenses, and property on Main Street in Ellsworth was written down by
   $100,000 to more closely reflect a liquidation. In 1994, the same property in Ellsworth was written down by additional $23,500. This property was sold in 1995 for $120,000. Additionally in 1994, three residential properties owned by the Bank were written down by a total of $58,000 to more closely reflect their market values.

   Approximately 28% of the chargeoffs in 1995 represented loans secured by real estate, and 39% represented commercial credits. The increase in commercial loan chargeoffs in 1995 included a chargedown of a large commercial loan. Recoveries offset losses totaling $97,000, $141,000 and
   $264,900 for the years ended 1995, 1994 and 1993,
respectively.

   Softness in the economy in the early 1990s, reduction of collateral value, and, in some cases, poor management by the owners of the business have caused the major losses in the commercial area.

   Based on past experience and management s assessment of the present loan portfolio, it is expected that loan charge offs for 1996 will not exceed
   $840,000.

     Commercial                         $ 75,000
     Real estate mortgages               640,000
     Installments to individuals         125,000

   A breakdown of the allowance for possible loan losses is as follows:

                               1995
1994
                                                      Percent of
                            Percent of
                                                       Loans in
each                            loans in each
                                                       Category
to                              Category to
                                 Amount                Total
Loans           Amount             Total Loans
    Real Estate Mortgages        $   915,168            71.34%
          $ 1,665,363         69.63%
    Installments to individuals      503,777             8.74%
              404,942          8.23%
    Commercial, financial
       And agricultural              277,775            19.92%
            1,220,253         22.13%
    Other                            965,391             0.00%
               80,337          0.01%
    Unallocated                    1,385,772             0.00%
              520,940          0.00%
    TOTAL                        $ 4,047,883           100.00%
          $ 3,891,835        100.00%

                                         SUMMARY OF LOAN LOSS
EXPERIENCE
                                                  (In thousands)

    % = Percentage of Loans Outstanding for a Specific Category of Loans

    ALLOWANCE FOR LOAN LOSSES         1995      %   1994     %
1993    %     1992    %      1990     %

    Balance at beginning of period    $3,892        $3,369
$3,206        $2,121         $1,303
    Charge offs:
       Commercial, Financial,
       Agricultural, Others              377    .94    122   .30
  386 1.07      302   .92      597  1.38
       Real Estate Mortgages             256    .18    267   .21
  505  .45      633   .63      237   .28
    Installments to individuals          268   1.52    189   1.23
  290  1.98     188  1.53      266  2.63
    Total Charge Offs                    901           578
1,181         1,123          1,090

    Recoveries:
       Commercial, Financial,
       Agricultural, Others               20    .05     47   .11
  101  .28       55   .17       35   .08
       Real Estate Mortgages              20    .01     54   .04
  118  .10       49   .05        6   .01
    Installments to individuals           57    .32     40   .26
   45  .31       39   .32       37   .37
    Total Recoveries                      97           141
  264           143             78

    Net Charge Offs                      804           437
  917           980          1,012
    Provision Charge to Operations       960           960
1,080         2,065          1,830

    Balance at End of Period          $4,048        $3,892
$3,369        $3,206         $2,121

    Average loans outstanding
       during period                  $195,178      $174,550
$153,232      $146,257       $137,608

    Net Charge Offs to Average
       Loans Outstanding during
       Period                                   .41          .25
       .60            .67            .74

                           SUMMARY OF DEPOSIT PORTFOLIO

                                   1995          1994
1993
   Demand Deposit Accounts       $ 32,394,610   $ 30,124,536    $
27,845,786
   NOW Accounts                    38,300,119     37,951,497
38,135,964
   Money Market Deposit Accounts   21,400,643     27,733,548
32,128,978
   Savings                         32,259,883     34,247,891
33,443,983
   Time Deposits Less than
       $100,000                   113,110,959     87,509,593
66,203,969
   Certificates of Deposit
       $100,000 or more            14,005,187     7,977,495
5,764,437

   TOTAL DEPOSITS                $251,471,401   $225,544,560
$203,523,117



                       MATURITY SCHEDULE FOR TIME DEPOSITS
                                $100,000 OR MORE

                           Over Three       Over Six
       Three Months        Months Through   Months Through
Over
       or Less             Six Months       Twelve Months
Twelve Months

       $ 2,156,492         $ 3,336,507      $ 5,927,611       $
2,584,577



                           RETURN ON EQUITY AND ASSETS

                                  1995            1994
1993

   Return on Average Assets        1.89            1.75
1.00
   Return on Average Equity       18.97           17.93
9.72
   Dividend Payout Ratio          25.07           25.75
42.24
   Average Equity Capital to
       Average Assets Ratio        9.96            9.75
10.32

   As of January 1, 1996, there were approximately 974 holders of record of
   Bar Harbor Bankshares common stock.

   Dividends have been paid semi-annually during 1994 and 1995, as follows:

                             June                 December
         1995                $ 0.36               $ 0.50
         1994                $ 0.30               $ 0.44

   In 1996 the Company will pay dividends on a quarterly basis.

                              SHORT TERM BORROWINGS


                 Average       Weighted
                                                      Weighted
  Maximum        Amount        Average
                                        Balance       Average
  Outstanding    Outstanding   Interest
                                         at end       Interest
  During         During        Rate During
                                        of Period     Rate
  Period         Period        Period
    1995
    FHLB Advances                       $26,700,000    5.85%
  $29,000,000    $17,058,082    5.84%
    Wholesale Repurchase Agreements     $         0    0.00%
  $18,250,000    $ 4,337,852    6.16%

    1994
    FHLB Advances                       $25,000,000    5.54%
  $50,000,000    $28,904,110    4.28%
    Wholesale Repurchase Agreements     $         0    0.00%
  $11,000,000    $ 4,809,890    4.22%

    1993
    FHLB Advances                       $16,000,000    3.83%
  $19,000,000    $ 9,025,479    3.43%
    Wholesale Repurchase Agreements     $ 2,000,000    3.45%
  $13,120,000    $ 5,032,493    3.37%

    The terms for short-term FHLB advances taken in 1995 ranged from 5 days to
   200 days and averaged 49 days. The terms for wholesale repurchase agreements taken in 1995 ranged from 4 days to 90 days and averaged 24 days.

   The terms for short-term FHLB advances taken in 1994 ranged from 14 days to 257 days and averaged 82 days. The terms for wholesale repurchase agreements taken in 1994 ranged from four days to 90 days and averaged 25 days.

   The terms for short-term FHLB advances taken in 1993 ranged from 17 days to 260 days and averaged 82 days. The terms for wholesale repurchase agreements taken in 1993 ranged from 6 days to 140 days and averaged 31 days.

   The following data represents selected year end financial information for the past five years. All information is unaudited.
                      (In thousands, except per share data)

   BALANCE SHEET TOTALS 1995       1994        1993      1992
 1991
   Total Assets         $326,609   $296,687    $257,347  $247,149
 $216,275
   Net Loans             197,718    182,102     160,156   143,004
  135,876
   Total Deposits        251,471    225,545     203,523   195,723
  181,484
   Total Equity           33,243     28,761      24,987    23,558
   21,985
   Average Assets        311,112    281,169     249,773   231,114
  209,189
   Average Equity         30,986     27,405      25,784    23,563
   21,049

   STATEMENT OF EARNINGS TOTALS
   Interest Income      $ 26,152   $ 21,795    $ 19,855  $ 20,283
 $ 20,193
   Interest Expense       10,624      7,676       6,775     7,997
   10,092
   Net Interest Income    15,528     14,119      13,080    12,286
   10,101
   Provision for Loan
      Losses                 960        960        1,080    2,065
    1,830
   Net Interest Income
      After provision for
      Loan Losses         14,568     13,159       12,000   10,221
    8,271
   Non-interest income
      (Includes net security
      gains {losses])      4,398      4,012       4,153     3,576
    3,029
   Non-interest expense   10,471     10,161      10,957     9,169
    7,787
   Applicable income
      Taxes                2,616      2,096       1,632     1,254
      735
   Net income before Cumulative Effect of
      Accounting Change    5,879      4,914       3,564     3,374
    2,778
   Cumulative Effect of
      Accounting Change        0          0      (1,058)        0
        0
   Net Income           $  5,879    $ 4,914     $ 2,506   $ 3,374
  $ 2,778

   PER SHARE DATA:
   (Restated for five-for-one stock split in 1995)
   Income Before Cumulative Effect of
      Accounting Change $ 3.43     $ 2.87      $ 2.09    $ 1.87
 $ 1.54
   Cumulative Effect of Change in
      Accounting for Postretirement
      Benefits, Net of Income
      Tax Benefit       $ 0.00     $ 0.00      ($ 0.62)  $ 0.00
 $ 0.00
   Net Income           $ 3.43     $ 2.87       $ 1.47   $ 1.87
 $ 1.54
   Dividends            $ 0.86     $ 0.74       $ 0.62   $ 0.42
 $ 0.37
   Weighted average number of
      Common shares outstanding,
      In thousands       1,713      1,710       1,707     1,806
  1,804
   Return on total average
      Assets/Net Income  1.89%      1.75%       1.00%     1.46%
  1.33%

                    SUPPLEMENTARY FINANCIAL DATA BY QUARTERS
                      (In thousands except per share data)

   1995                   1st Quarter 2nd Quarter  3rd Quarter
4th Quarter
   Interest Income        $ 5,992     $ 6,518      $ 6,902
$ 6,740
   Interest Expense         2,370       2,660        2,767
2,827
   Net Interest Income      3,622       3,858        4,135
3,913
   Provision for Losses       240         240          240
  240
   Security Gains
      (Losses)                  0           0            0
    0
   Income Before Income Taxes
      And Cumulative effect of
      Accounting Change     1,884       2,150        2,706
1,755
   Income Taxes               576         650          859
  531
   Net Income               1,308       1,500        1,846
1,225
   Earnings Per Share      $ 0.76      $ 0.88      $ 1.08
$ 0.71

   1994
   Interest Income        $ 4,968     $ 5,296      $ 5,706
$ 5,825
   Interest Expense         1,680       1,879        1,975
2,142
   Net Interest Income      3,228       3,417        3,731
3,683
   Provision for Losses       240         240          240
  240
   Security Gains
      (Losses)                 15           8            0
 (388)
   Income Before Income
      Taxes                 1,703       1,624        2,479
1,204
   Income Taxes               515         496          678
  407
   Net Income               1,188       1,128        1,801
  797
   Earnings per share      $ 0.70      $0.66        $ 1.05
$ 0.47

   ITEM 7.  MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
   RESULTS OF OPERATIONS

   The information contained in the section captioned Management s
   Discussion and Analysis of Financial Condition and Results of
Operations
   in the Company s Annual Report is incorporated herein by reference.

   ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

   The financial statements required are contained on pages 10 through 25 of the Company s Annual Report for the year ended December 31, 1995 and are incorporated herein by reference.

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
   FINANCIAL DISCLOSURES

   Not applicable.


                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

   The following statements pertain to all individuals listed below:

   1. There are no arrangements or understandings between any director or officer listed below and any other person pursuant to which such director or officer was selected as an officer or director.

   2. There is no family relationship among any of the directors and officers listed below.

   3. None of the directors and officers listed below have been involved in any bankruptcy, criminal, or other proceeding set forth or described in sub-section (f) of Item 401 of Regulation S-K as promulgated by the
   Securities and Exchange Commission.

   4. Each of the directors listed below has been elected to a three year term, except where the mandatory retirement age of 75 years precluded an election of a shorter term, with one third of the Board of Directors, as nearly as may be, standing for election each year. Each director of the
   Company also serves as a director of the Bank, and references below to the year in which an individual was first elected refer to the year in which
   s/he was first elected a director of the Bank.

   [1] Robert H. Avery.  Director, Age 67. Mr. Avery is retired.
He first was
   elected as a Director on November 2, 1965. He was elected as President and
   Chief Executive Officer of the Bank in 1971 and retired as of June 30,
   1986. He currently serves as Director and Treasurer of the Bar
Harbor
   Water Company.

   [2] Frederick F. Brown, Director, Age 69. Mr. Brown s principal occupation during the past five years has been as proprietor and owner of
F. T. Brown
   Company, which owns and operates a hardware store in Northeast
Harbor and
   as one-third owner of Island Plumbing & Heating in Northeast
Harbor. He
   also serves as President of Northeast Harbor Water Company.
Mr. Brown
   first was elected as a director on October 2, 1979.

   [3] Thomas A. Colwell, Director. Age 51. Mr. Colwell s principal occupation during the past five years has been as owner of Colwell
   Brothers, Inc. He also serves as a member of the Board of Directors of the
   Maine Lobster Pound Association. Mr. Colwell was first elected as a director on October 1, 1991.

   [4] Bernard K. Cough, Director, Age 68. Mr. Cough s principal occupation during the past five years has been owner/operator of several motels, including the Atlantic Oakes Motel, Atlantic Eyrie Lodge,
Inc., Brookside
   Motel, Bay View, Inc., and Ocean Gate, Inc. Mr. Cough is also
Treasurer of
   Cough Bros., Inc. And President of Downeast Inns, Inc. Mr.
Cough was first
   elected as a director on October 1, 1985.

   [5] Peter Dodge, Director, Age 52. Mr. Dodge is President of the Peter
   Dodge Agency (a Maine corporation) d/b/a the Merle B. Grindle
Insurance
   Agency in Blue Hill, Maine. He is also Director and Treasurer of Coastal
   Holdings, Inc., Trustee of George Stevens Academy, and
Director, Bagaduce
   Music Lending Library. He was first elected as a director on October 6,
   1987.

   [6] Lawrence L. Dorr, Director, Age 74. Mr Dorr is retired.
Prior to his
   retirement, Mr. Dorr was the principal stockholder and administrator of
   Oceanview Nursing Home, Inc. Of Lubec. Mr. Dorr first was elected as a director on October 2, 1973.

   [7] Dwight L. Eaton, Senior Vice President and Trust Officer,
Age 60. Mr.
   Eaton s principal occupation during the past five years has been as Senior
   Vice President and Trust Officer of Bar Harbor Banking and
Trust Company.
   He serves as Chairman and Director of the Acadia Corporation.
Mr. Eaton
   first was elected as a Director on October 4, 1988.

   [8] Ruth S. Foster, Director, Age 66. Mrs. Foster s principal occupation is the President and principal stockholder of Ruth Foster s, a children s clothing store in Ellsworth, Maine. Mrs. Foster first was elected as a director on October 7, 1986.

   [9] Robert L. Gilfillan, Chairman of the Board of Directors,
Age 68. Mr.
   Gilfillan s principal occupation during the past five years has been as the owner and President of the West End Drug Company in Bar
Harbor. Mr.
   Gilfillan first was elected as a director on November 5, 1957.

   [10] Sheldon F. Goldthwait, Jr., President and Chief Executive
Officer,
   Age 57. He was appointed President and Chief Executive Officer of Bar
   Harbor Banking and Trust Company January 1, 1995. Prior to that he served as Executive Vice President of Bar Harbor Banking and Trust
Company. He
   serves as Treasurer and Director of the Acadia Corporation.
Mr. Goldthwait
   first was elected as a director on October 4, 1988.

   [11] James C. MacLeod, Director, Age 71. Mr. MacLeod is retired. Mr.
   MacLeod served as Vice President of the Bank until his retirement in
   December of 1987. He was appointed as a Vice president of the Bank in 1972 and was first elected as a director of the Bank on November 7, 1961.

   [12] John P. McCurdy, Director, Age 64. Prior to his retirement in 1991.
   Mr. McCurdy s principal occupation was the owner and operator of McCurdy
   Fish Company of Lubec, a processor of smoked herring. Mr.
McCurdy first
   was elected as a director on October 2, 1979.

   [13] Jarvis W. Newman, Director, Age 60. Mr. Newman is the owner of Newman
   Marine, a boat brokerage in Southwest Harbor. Mr. Newman first was elected as a Director on October 5, 1971.

   [14] Robert M. Phillips, Director, Age 54. Mr. Phillips is
Vice President
   and Chief Operating Officer of Jasper Wyman and Son (blueberry processors), Milbridge, Maine. He was first elected as a director on
   October 5, 1993.

   [15] John P. Reeves. Director, Age 61. Mr. Reeves is retired.
He was
   elected as President and Chief Executive Officer of Bar Harbor
Banking and
   Trust Company in 1986 and retired in 1994. He first was elected as a director on October 6, 1970.

   [16] Abner L. Sargent, Director, Age 71. Mr. Sargent is former owner and designated broker of High Street Real Estate and Vice
President and
   Treasurer of Sargent s Mobile Homes, Inc., of Ellsworth. He first was elected as a director on October 6, 1981.

   [17] Lynda Z. Tyson, Director, Age 40. Mrs. Tyson is Chief
Operating
   Officer and Marketing Director of Tyson & Partners, Inc., a marketing communications consulting firm in Bar Harbor. Mrs. Tyson was first elected as a director on October 5, 1993.

   ITEM 11.  EXECUTIVE COMPENSATION

   Officers of the Company do not, as such, receive compensation.
The
   following table sets forth cash compensation received during the Bank s last fiscal year by the executive officers for whom such compensation exceeded $100,000.

                          SUMMARY COMPENSATION TABLE
   ANNUAL COMPENSATION

                        Other
    Name and
                        Annual
    Principal                                           Salary
        Incentive       Compensation
    Position                                Year         ($)
           ($)          ($)
    John P. Reeves                          1993        $ 127,500
        $ 14,385        $        0
    Retired President and                   1994          135,000
          17,629                 0
    Chief Executive Officer                 1995           ---
           4,922           ---

    Sheldon F. Goldthwait, Jr.              1993        $  88,000
        $  9,923           N/a
    Pesident and                            1994        $  92,000
        $ 12,084        $        0
    Chief Executive Officer                 1995        $ 130,000
        $ 23,108                 0

    Dwight L. Eaton                         1993        $  88,000
        $  9,923           N/a
    Senior Vice President                   1994        $  92,000
        $ 12,084        $        0
    and Trust officer                       1995        $  94,000
        $ 17,637                 0

    LONG TERM COMPENSATION
                                                         AWARDS
                        PAYOUT

Restricted
                                                        Stock
                        LTIP
                                                        Awards
        Options/        Payouts
                                            Year        ($)
        SARs (#)           ($)
    John P. Reeves                          1993        $     0
            0           $      0
                                            1994              0
            0                  0
                                            1995              0
            0                  0
    Sheldon F. Goldthwait, Jr.              1993              0
            0                  0
                                            1994        $     0
            0           $      0
                                            1995              0
            0                  0
    Dwight L. Eaton                         1993              0
            0                  0
                                            1994        $     0
            0           $      0
                                            1995              0
            0                  0

    ALL OTHER COMPENSATION ($)
    John P. Reeves                          1993        $ 3,152
                                            1994        $ 4,984
                                            1995         $     0
    Sheldon F. Goldthwait, Jr.              1993        $ 2,226
                                            1994        $ 2,384
                                            1995        $ 3,522
    Dwight L. Eaton                         1993        $ 2,793
                                            1994        $ 2,937
                                            1995        $ 3,439


    The Bank has an incentive plan in which all employees who were on the payroll as of January 1st of a calendar year and who worked through
   December 31st are eligible. The computation is based on earnings per share growing by 10% each year with 1992 being the base year. Once the 10%
   growth is attained, a pool is created in which all eligible employees receive the same percentage of their salary in the form of an incentive payment.

                            COMPENSATION OF DIRECTORS

   Each of the directors of the Company is a director of the Bank and as such receives a fee of $250.00 for each meeting attended. The fee paid for the
   Annual Meeting is $500.00 per member of the Board of Directors. Meetings of the Board of Directors of the Bank are held monthly. No directors fees are paid to the directors of the Company as such. Those directors of the
   Bank who are also officers do not receive directors  fees.

                             EMPLOYEE BENEFIT PLANS

   Effective August 31, 1993, the Board of Directors ratified the termination of the Company s noncontributory defined benefit pension plan, which covered all eligible employees.

   At December 31, 1994, the plan s projected benefit obligation was essentially equivalent to the plan s net assets available for benefits of approximately $2,150,000, and such assets were invested in U.S. Government obligations and cash equivalents. The settlement of the vested benefit obligation by the purchase of nonparticipating annuity contracts for, or the lump sum payments to, each covered employee was completed in 1994, upon receipt of certain regulatory approvals. The Company recognized no curtailment gain or loss in 1993 as a result of the plan termination and no gain or loss was recognized when the plan s benefit obligation was settled in 1994.

   Prior to the plan termination, pension benefits were based on years of service, and the Company s policy was to fund, at a minimum, the amount required under the Employee Retirement Income Security Act of
1974. Net
   pension income of $51,000 in 1993 has been included in operating results.
   The weighted average discount rate and increase in salary levels used in determining the projected benefit obligation were 8% in 1993.
The expected
   long-term rate of return on assets was 9%.

   The Bank offers a 401(k) plan to all employees who have completed one year of service and who have attained the age of 21. Employees may elect to defer from 1% to 15% of their salaries subject to a maximum amount determined by a formula annually, which amount was $9,240 in 1994 and
   1995. In 1995, the bank matched employee contributions to the 401(k) plan to the extend of 25% of the first 6% of salary for a total of contribution by the bank of $46,637. The bank match for 1994 and 1993 was $42,590 and
   $37,195, respectively. On December 31, 1995, the Company contributed to each participating employee an additional 3% of the employee s salary, which represented a non-contributory plan replacing the Bank s contribution to the former defined benefit plan. The total contribution
   made for the non-contributory plan was $122,486. This non-contributory plan was established in 1994 with a contribution made by the Bank totalling $113,432. Any future contributions by the bank will be determined annually by the vote of the Board of Directors.

   In 1995 and 1994, the Bank provided a restricted stock purchase plan through which each employee having one year of service may purchase up to
   100 shares of Bar Harbor Bankshares stock at the current fair market price as of a date determined by the Board of Directors. These shares may be purchased through a direct purchase or through the employees
401(k)
   accounts.

   At December 31, 1995, employees exercised their right to purchase 4,632 shares at $28.00 per share, with the actual purchase transpiring in
   January of 1996. At December 31, 1994, employees exercised their right to purchase 3,770 shares at $16.40 per share, with the actual purchase transpiring in January of 1995.

   The Bank provides certain of its officers with individual memberships in local civic organizations and clubs. The aggregate value of these benefits with respect to any individual officer did not exceed $5,000 during the
   Bank s last fiscal year.

   The Bank has entered into agreements with Messrs: Avery, Reeves,
   Goldthwait, and Eaton whereby those individuals or their beneficiaries will receive upon death or retirement an annual supplemental pension benefit over a period of 10 years in the amount of $15,000 (in the case of
   Messrs. Avery and Reeves) and in the amount of $10,000 (in the case of
   Messrs. Goldthwait and Eaton). This plan is unfunded and benefits will be paid out of Bank earnings. As of January 1, 1987, Mr. Avery began drawing his annual installment of $15,000 pursuant to this deferred compensation arrangement. Mr. Reeves began drawing his annual installment of $5,300.04
   (reduced for early retirement) as of January 1, 1995.

   In 1993, the Company established a non-qualified supplemental retirement plan for Messrs. Reeves, Eaton, Goldthwait and MacDonald. The agreements provide supplemental retirement benefits payable in installments over twenty years upon retirement or death. The Company recognizes the costs associated with the agreements over the service lives of the participating officers. The cost relative to the supplemental plan was $98,273,
   $368,898, and $181,415  for 1995, 1994, and 1993 respectively.
The
   agreements with Messrs. Reeves, Eaton, Goldthwait and
MacDonald are in the
   amounts of $49,020, $22,600, $37,400 and $7,700 respectively.
Mr Reeves
   began drawing his annual installment of $49,020 as of January
1, 1995.

   Officers of the Bank are entitled to participate in certain group insurance benefits. In accordance with Bank policy, all such benefits are available generally to employees of the Bank.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   As of December 31, 1995, to the knowledge of the Company, there are not any beneficial owners of more than five percent of the Company s common stock.

   The following table lists, as of December 31, 1995, the number of shares of Common Stock and the percentage of the Common Stock represented thereby, beneficially owned by each director and nominee for director, and by all principal officers and directors of the Company as a group.

                                          Amount of
   Director or                            Beneficial
Percent of
   Nominee                                Ownership
  Class

   Robert H. Avery                         29,160
1.70
   Frederick F. Brown                      11,590
*
   Thomas A. Colwell                        2,475
*
   Bernard K. Cough                        82,550
4.82
   Peter Dodge                              1,930
*
   Lawrence L. Dorr                         8,250
*
   Dwight L. Eaton                          3,788
*
   Ruth S. Foster                           1,500
*
   Robert L. Gilfillan                     39,640
2.31
   Sheldon F. Goldthwait, Jr.              10,039
*
   James C. MacLeod                        20,300
1.18
   John P. McCurdy                          3,300
*
   Jarvis W. Newman                        15,050
*
   Robert M. Phillips                         550
*
   John P. Reeves                          12,352
*
   Abner L. Sargent                         3,500
*
   Lynda Z. Tyson                             600
*

   Total Ownership of all directors and
   executive officers of Company as a
   group (20 persons)                     251,306
14.67

      <F1> * Less than one percent


   For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13-d-3 promulgated under the
   Securities Exchange Act of 1934 as amended. Direct beneficial ownership includes shares held outright or jointly with others. Indirect beneficial ownership includes shares held in the same name of a director s spouse or minor children or in trust for the benefit of a director or member of his or her family. Indirect beneficial ownership does not include, in the case of each director, one seventeenth (2,864 shares) of the 48,680 shares
   (2.84%) of the Common Stock held by two trusts which shares, for purposes of voting, are allocated equally among the directors of the bank under the terms of the respective trust instruments. No director has any other beneficial interest in such shares. Ownership figures for directors and nominees include directors qualifying shares owned by each person named.

   Management is not aware of any arrangement which could, at a subsequent date, result in a change in control of the company.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Bank retains the firm of Tyson & Partners, Inc. to assist with its marketing program. Lynda Z. Tyson, who was elected to the Board of the
   Company and the Bank on October 4, 1993, serves as that firm s
Chief
   Operating Officer as well as Director of Marketing. Management believes that the fees charged by Tyson & Partners, Inc. are at least as favorable as any which could have been obtained from persons not affiliated with the
   Bank.

   The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates upon substantially the same terms, including interest rates and collateral on the loans, as those prevailing at the same time for comparable transactions with others. Such loans have not and will not involve more than normal risk of collectibility or present other unfavorable features.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

   (a) (1) The following financial statements are incorporated by reference from Item 8 hereof: [Annual Report to Stockholders included herein as
   Exhibit 13].


PAGE
   Independent Auditor s Report
  9
   Consolidated Statements of Financial Condition
      December 31, 1995 and 1994
 10
   Consolidated Statements of Earnings for the years ended
      December 31, 1995, 1994 and 1993
 11
   Consolidated Statements of changes in the Stockholders
      Equity for the years ended
      December 31, 1995, 1994 and 1993
 12
   Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993
 13
   Notes to Consolidated Financial Statements
14 - 25
      (a) (2)   Financial Data Schedule
                See Item 14(d)
      (a) (3)   Listing of Exhibits -- see Item 14 (c)
      (b)       Report on Form 8-K not applicable
      (c)       Exhibits -- EXHIBIT INDEX

   EXHIBIT INDEX - 14(c)
   NUMBER
   1.   Underwriting Agreements                   Not Applicable
   2.   Plan of Acquisition, reorganization       Incorporated by
reference
        agreement, liquidation or succession      to Form S-14
dated
                                                  March 14, 1984
   3.   Articles of Incorporation and Bylaws      Incorporated by
reference
                                                  To Form S-14
dated
                                                  March 14, 1984
   4.   Instruments defining the rights of        Not Applicable
        security holders
   5.   Opinion re: legality                      Not Applicable
   6.   Opinion re: discount on capital shares    Not Applicable
   7.   Opinion re: liquidation preference        Not Applicable
   8.   Opinion re: tax matters                   Not Applicable
   9.   Voting Trust Agreements                   Not Applicable
   10.  Material Contracts                        Incorporated by
reference
                                                  to Form 10-K
dated
                                                  December 31,
1986






   11.  Statement re: computation of per          Not Applicable
        share earnings
   12.  Statement of computation of ratios        Not Applicable
   13.  Annual report to security holders         Enclosed
herewith
   14.  Material foreign patents                  Not Applicable
   15.  Letter re: unaudited interim              Not Applicable
        financial information
   16.  Letter re: change in certifying           Not Applicable
        accountant
   17.  Letter re: director resignations          Not Applicable
   18.  Letter re: change in accounting           Not Applicable
        principles
   19.  Report furnished to security holders      Not Applicable
   20.  Other documents or statements to          Not Applicable
        security holders
   21.  Subsidiaries of the registrant            Incorporated by
reference
                                                  to Form 10-K
dated
                                                  December 31,
1986
   22.  Published report regarding matters        Not Applicable
        submitted to vote of security holders
   23.  Consents of experts and counsel           Not Applicable
   24.  Power of Attorney                         Not Applicable
   25.  Statement of eligibility of Trustee       Not Applicable
   26.  Invitation for competitive bids           Not Applicable
   27.  Information from reports furnished to
        State insurance regulatory authorities    Not Applicable
        (d) Financial Data Schedule               Not Applicable






   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities
   Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BAR HARBOR BANKSHARES
                                            (Registrant)

                                            /S/ Sheldon F.
Goldthwait, Jr.
                                            Sheldon F.
Goldthwait, Jr.
                                            President and Chief
Executive
                                            Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /S/ Sheldon F. Goldthwait, Jr.           /S/ Virginia M.
Vendrell
   Sheldon F. Goldthwait, Jr.               Virginia M. Vendrell
   President and Director                   Chief Financial
Officer
   Chief Executive Officer                  Chief Accounting
Officer


   /S/ John P. Reeves                       /S/ Robert L.
Gilfillan
   John P. Reeves, Director                 Robert L. Gilfillan,
Chairman of
                                            the Board

   /S/ Frederick F. Brown                   /S/ Jarvis W. Newman
   Frederick F. Brown, Director             Jarvis W. Newman,
Director

   /S/ Robert M. Phillips                   /S/ Peter Dodge
   Robert M. Phillips, Director             Peter Dodge, Director

   /S/ Thomas A. Colwell                    /S/ Bernard K. Cough
   Thomas A. Colwell, Director              Bernard K. Cough,
Director

   /S/ Lawrence L. Dorr                     /S/ Ruth S. Foster
   Lawrence L. Dorr                         Ruth S. Foster

   /S/ Lynda Z. Tyson                       /S/ Dwight L. Eaton
   Lynda Z. Tyson, Director                 Dwight L. Eaton,
Director

   /S/ John P. McCurdy                      /S/ Abner L. Sargent
   John P. McCurdy, Director                Abner L. Sargent,
Director



   DATE:   March 12, 1996

