Form 10-Q
period 1996-03-31
BAR HARBOR BANKSHARES
filed 1996-05-15
CIK 743367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996.
Commission File No. 841105-D

                              BAR HARBOR BANKSHARES


      MAINE                                   01-0393663
(State or other jurisdiction of         (I.R.S> Employer
incorporation or organization)          Identification No.)

Bar Harbor, Maine                             04609-0400
(Address of principal executive             (Zip Code)
offices)


Registrant s telephone number, including area code:
    (207) 288-3314

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES XX            NO



Indicate the number of shares outstanding of each of the issuer s classes of common stock as of March 31, 1996:

              Common Stock:   1,818,237

PAGE

                              TABLE OF CONTENTS

                                                         Page
Financial Information
Item I.  Financial Statements
     Consolidated Balance Sheets
    December 31, 1995 and March 31, 1996                  2-3

    Consolidated Statements of Earnings
    Three months ended March 31, 1994, 1995 and 1996      4

    Consolidated Statements of Changes in
    Stockholders  Equity
    Three months ended March 31, 1995 and 1996            5

    Consolidated Statement of Cash Flows
    Three months ended March 31, 1995 and 1996            6-7

    Rate Volume Analysis
    Three months ended March 31, 1995 and 1996            8

    Rate Sensitivity Report
    As of March 31, 1996                                  9

    Notes to Financial Statements                        10-13

Item 2.  Management s Discussion and Analysis of
         Financial Condition and Results of
         Operations                                      14-17

Signature Page                                           18

PAGE

        BAR HARBOR BANKSHARES AND SUBSIDIARY
    CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
         MARCH 31, 1996 AND December 31, 1995

                                        March 31     December 31
                                            1996            1995

ASSETS
   Cash and Due from Banks           $  7,426,958  $  8,759,797
   Federal Funds Sold                           0     3,800,000
   Investment Securities
       Securities available for sale,
          at market                    22,147,298    19,885,555
       Securities held to maturity
       (Market Value $83,682,591 in
       1996 and $83,180,706 in 1995)   83,763,010    82,209,062
   Total investment securities        105,910,308   102,094,617
   Loans held for sale                     76,311        68,326
   Gross Loans                        201,426,371   201,765,717
       Allowance for Possible Loan
          Losses                       (4,168,420)   (4,047,883)
   Net Loans                          197,257,951   197,717,834
   Premises and Equipment               6,217,229     6,219,569
   Other Assets                         8,914,589     7,948,556
TOTAL ASSETS                         $325,803,346  $326,608,699

LIABILITIES AND STOCKHOLDERS  EQUITY
LIABILITIES
   Deposits
       Demand Deposits               $ 28,595,549  $ 32,394,610
       NOW Accounts                    35,849,887    38,300,119
       Savings Deposits                53,223,269    53,660,526
       Time, $100,000 and over         14,754,882    14,005,187
       Other Time                     113,366,266   113,110,959
   Total Deposits                     245,789,853   251,471,401
   Securities Sold Under Repurchase
       Agreements                       5,326,750     5,791,193
   Advances from Federal Home
       Loan Bank                       36,091,145    32,700,000
   Other Liabilities                    4,157,040     3,403,281
   Total Liabilities                  291,364,788   293,365,875
   Capital Stock, Par Value $2
       Authorized 10,000,000 shares
       Issued 1,718,237* in 1996
       and 1,813,605* in 1995           3,636,474     3,627,210
   Surplus                              7,489,128     7,368,695
   Retained Earnings                   24,702,230    23,523,626
PAGE





       Net Unrealized Appreciation on
       Securities available for sale,
       Net of Tax Benefit of $25,383
       in 1996 and tax of $32,606 in
       1995                                (49,274)      63,293
   Less: Cost of 100,000* shares of
       Treasury Stock                   (1,340,000)  (1,340,000)
TOTAL STOCKHOLDERS  EQUITY              34,438,558   33,242,824
TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY                            $325,803,346  $326,608,699

*Number of shares of stock have been restated to reflect a five-for-one stock split declared July 11, 1995.
The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                 BAR HARBOR BANKSHARES AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)

                             THREE       THREE       THREE
                             MONTHS      MONTHS      MONTHS
                             ENDING      ENDING      ENDING
                             03/31/96    03/31/95    03/31/94

Interest & Fees on Loans     $5,002,507  $4,413,005  $3,689,232
Interest & Dividends on
   Investment Securities:
     Taxable Interest Income  1,468,129   1,243,323   1,003,761
     Non-taxable Interest Inc.  195,476     215,370     204,651
     Dividends                   85,498     104,376      54,163
   Federal Funds Sold             5,193      16,074      15,821
TOTAL INTEREST INCOME         6,756,803   5,992,148   4,967,628

Interest on Deposits          2,307,076   1,794,598   1,335,806
Interest on Borrowings          509,942     575,408     343,915
TOTAL INTEREST EXPENSE        2,817,018   2,370,006   1,679,721

Net Interest Income           3,939,785   3,622,142   3,287,097
Provision for Loan Losses       240,000     240,000     240,000
Net Interest Income after
   Provision for Loan Losses  3,699,785   3,382,142   3,047,907
Other Income                  1,001,427     883,606     893,893
Net Security Gains (Losses)           0           0           0
Other Expenses:
   Salaries & Employee Ben.   1,401,822   1,208,523   1,194,640
   Other                      1,109,440   1,173,046   1,059,032
Income Before Income Taxes    2,189,950   1,884,179   1,706,590
Income Tax Expense              667,700     575,870     514,814
NET INCOME                   $1,522,250  $1,308,309  $1,191,776

PER COMMON SHARE DATA, RESTATED
   FOR FIVE-FOR-ONE SPLIT IN 1995:
   BASED ON 1,709,835 SHARES FOR
   1994, 1,713,605 FOR 1995 AND
   1,718,237 SHARES FOR 1996     $0.89       $0.76       $0.70

DIVIDENDS PER SHARE              $0.20       $0.00       $0.00

The accompanying notes are an integral part of these consolidated financial statements.

PAGE

   BAR HARBOR BANKSHARES AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
   QUARTERS ENDED MARCH 31, 1994, 1995 AND 1996
                             (UNAUDITED)

                                                                                   NET UNREA-    NET
                                                                                   LIZED LOSS    STOCK-
                          CAPITAL                     RETAINED       TREASURY      ON EQUITY     HOLDERS
                          STOCK         SURPLUS       EARNINGS       STOCK         SECURITIES    EQUITY

Balance, 12/31/93         $3,614,540    $7,280,550    $15,469,806    ($1,340,000)   ($37,566)   $24,987,330
Net Earnings                                            1,191,776                                 1,191,776
Cash Dividends Declared                                                                                   0
Net Unrealized Loss
     on Available for
     Sale Portfolio                                                                 ( 61,753)      ( 61,753)
Transfer to Surplus                                                                                       0
Sale of Stock
   (2,565* Shares)         5,130            33,858                                                   38,988

Balance, 3/31/94           $3,619,670    $7,314,408   $16,661,582    ($1,340,000)   ($ 99,319)  $26,156,341

Balance, 12/31/94           3,619,670     7,314,408    19,118,678     (1,340,000)      48,027    28,760,783
Net Earnings                                            1,309,309                                 1,308,309
Cumulative effect to record
 appreciate on securities
 available for sale                                                                                      0
Cash Dividends Declared                                                                                  0
Net Unrealized Appreciation
    on Securities Available for
    Sale, Net of Tax of $37,388                                                        24,550        24,550
Sale of Stock (3,770* Shares)     7,540      54,288             0               0            0       61,828

Balance, 3/31/95           $3,627,210    $7,368,696   $20,426,987    ($1,340,000)      $72,557  $30,155,470

Balance 12/31/95           $3,627,210    $7,368,695   $23,523,626    ($1,340,000)   $ 63,293    $33,242,824
Net earnings                                            1,522,250                                 1,522,250
Cash dividends declared                                  (343,647)                                 (343,547)
Net unrealized depreciation
 on securities available for sale,
 net of tax benefit of $25,383                                                      (112,566)      (112,566)
Sale of Stock
   (4,632 shares)               9,264       120,432                                                 129,696

Balance 03/31/96           $3,636,474    $7,489,127   $24,702,229    ($1,340,000)   ($49,273)   $34,438,557

*Number of shares of stock have been restated to reflect a five-for-one stock split declared July 11, 1995.
The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                BAR HARBOR BANKSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                        (UNAUDITED)

                                                                     MARCH 31,           MARCH 31
                                                                     1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                                       $ 1,522,250          $1,308,309
    ADJUSTMENTS TO RECONCILE NET EARNINGS TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION                                                    156,802             138,008
         PROVISION FOR LOAN LOSSES                                       240,000             240,000
         PROVISION FOR LOSSES ON OTHER REAL ESTATE OWNED                  (2,510)              9,867
         NEW LOANS ORIGINATED FOR SALE                                (2,894,790)           (383,100)
         PROCEEDS FROM SALE OF MORTGAGES HELD FOR SALE                 2,892,941             380,139
         NET SECURITIES GAINS                                                  0                   0
         NET AMORTIZATION OF BOND PREMIUM                                 64,122              50,191
         NET CHANGE IN OTHER ASSETS                                     (829,220)          ( 668,977)
         NET CHANGE IN OTHER LIABILITIES                                 753,759             295,982
    NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,897,218           1,368,690

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASES OF SECURITIES HELD TO MATURITY                         ( 7,058,576)        (4,698,411)
    PROCEEDS FROM THE MATURITY & PRINCIPAL PAYDOWNS
         OF SECURITIES HELD TO MATURITY                                2,007,718          3,392,940
    PROCEEDS FROM CALL OF SECURITIES HELD TO MATURITY                  3,500,000                  0
    PURCHASES OF SECURITIES AVAILABLE FOR SALE                        (3,001,875)                 0
    PROCEEDS FROM THE MATURITY & PRINCIPAL PAYDOWNS
         OF SECURITIES AVAILABLE FOR SALE                                  2,363               4,549
    PROCEEDS FROM CALL OF SECURITIES AVAILABLE FOR SALE                  500,000                   0
    NET LOANS MADE TO CUSTOMERS                                          143,572         ( 4,537,144)
    CAPITAL EXPENDITURES                                                (154,462)           (227,169)
    NET CASH USED IN INVESTING ACTIVITIES                             (4,061,260)         (6,065,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
    NET CHANGE IN SAVINGS, NOW AND DEMAND DEPOSITS                    (6,686,550)        (12,825,688)
    NET CHANGE IN TIME DEPOSITS                                        1,005,002           9,815,707
    NET CHANGE IN REPURCHASE AGREEMENTS                                 (464,443)          9,830,919
    PURCHASE OF ADVANCES FROM FHLB                                     9,000,000           4,000,000
    REPAYMENT OF ADVANCES FROM FHLB                                   (4,000,000)                  0
    NET CHANGE IN OTHER SHORT TERM BORROWED FUNDS                     (1,608,855)         (7,000,000)
    PROCEEDS OF SALE FROM CAPITAL STOCK                                  129,696              61,828
    PAYMENTS OF DIVIDENDS                                               (343,647)                  0
NET CASH PROVIDED BY FINANCING ACTIVITIES                             (2,968,797)          3,882,766
NET INCREASE IN CASH AND CASH EQUIVALENTS                             (5,132,839)           (813,779)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        12,559,797           9,714,713
CASH AND CASH EQUIVALENTS AT END OF QUARTER                          $ 7,426,958          $8,900,934
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CASH PAID DURING THE YEAR FOR:
         INTEREST                                                     $2,805,299          $2,342,962
         INCOME TAXES                                                 $    5,000          $  300,000
PAGE





NON-CASH TRANSACTIONS:
    TRANSFER FROM LOANS TO REAL ESTATE
       OWNED (OTHER ASSETS)                   $   70,000         $        0

 NOTE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PAGE

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

                        YEAR-TO-DATE FIGURES AS OF MARCH 31, 1996
                              COMPARED TO MARCH 31, 1995
                              INCREASES (DECREASES) DUE TO:

                              VOLUME         RATE               NET
LOANS                         $  315,043     $  274,459         $  589,502
TAXABLE SECURITIES            $  226,001     $ ( 20,073)           205,928
TAX EXEMPT SECURITIES         $  (19,783)    $     (111)           (19,894)
FEDERAL FUNDS SOLD AND
  MONEY MARKET FUNDS          $   (9,369)    $   (1,512)           (10,881)
TOTAL EARNING ASSETS          $  511,892     $  252,763         $  764,655

DEPOSITS                      $  224,289     $  288,189            512,478
BORROWINGS                    $  (54,199)    $  (11,267)           (65,466)
  TOTAL INTEREST
  BEARING LIABILITIES         $  170,090     $  276,922         $  447,012
NET CHANGE IN INTEREST        $  341,802       ($ 24,159)       $  317,643

   YEAR-TO-DATE FIGURES AS OF MARCH 31, 1995
          COMPARED TO MARCH 31,1 994
         INCREASES (DECREASES) DUE TO:

                              VOLUME         RATE               NET
LOANS                         $   531,976    $  191,797         $   723,773
TAXABLE SECURITIES            $   144,754    $  145,021         $   289,775
TAX EXEMPT SECURITIES         $       793    $    9,926         $    10,719
FEDERAL FUNDS SOLD AND
  MONEY MARKET FUNDS          $    (6,792)   $    7,045         $       253
TOTAL EARNING ASSETS          $   670,731    $  353,789         $ 1,024,520

DEPOSITS                      $   179,251    $  279,541         $   458,792
BORROWINGS                    $    29,614    $  201,879         $   231,493
  TOTAL INTEREST
  BEARING LIABILITIES         $   208,865    $  481,420         $   690,285
NET CHANGE IN INTEREST        $   461,866    $ (127,631)        $   334,235

PAGE>

               INTEREST RATE SENSITIVITY ANALYSIS
                      AS OF MARCH 31, 1996
                           (UNAUDITED)
                      Amounts in Thousands

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31 1996 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

                                               ONE TO     GREATER
                                  TOTAL TO     FIVE       THAN FIVE
                                  ONE YEAR     YEARS      YEARS         TOTAL

Loans - Fixed Rate                $ 15,914     $ 24,798   $ 17,775      $ 58,487
      - Variable Rate              118,535       19,091      2,129       139,755
Investments                         36,003       49,232     20,676       105,911
Federal Funds Sold                        0           0          0              0
Interest Rate Swap                    5,000      15,000          0         20,000

Total Earning Assets                175,452     108,121     40,580       324,153

Deposits                            138,956      20,206     86,797       245,959
Repurchase Agreements                 1,793       2,500      1 180         5,473
Borrowings                           24,855      11,236          0        36,091
Interest Rate Swap                   10,000      10,000          0        20,000

Total Sources                       175,604      43,942     87,977       307,523

Net Gap Position                       (152)     64,179    (47,397)        16,630
Cumulative Gap                        ($152)    $64,027    $16,638        $16,630

Rate Sensitive Assets/
   Rate Sensitive Liabilities          99.91%     246.05      46.13        105.41%

Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Bank has assumed that 3% of its savings is more rate sensitive and will react to rate changes, and has therefore categorized it in the one year time horizon. The remainder is stable and is listed in the greater than five year category. NOW accounts, other than seasonal fluctuations approximating $3,000,000, are stable and are listed in the greater than five year category. Money market accounts are assumed to reprice in three months or less. Certificates of deposit are assumed to reprice at the date of contractual maturity. Fixed rate mortgages, totaling $34,000,000 are amortized using a 6% rate, which approximates the Bank s prior experience. PAGE

             NOTES TO FINANCIAL STATEMENTS DATED MARCH 31, 1996

1.           Summary of interim financial statement adjustments.
             The accompanying statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Bank s 1995 Annual Report.


                                            March 31, 1996
                                            Carrying       Market
2.    INVESTMENT SECURITIES                 Value          Value
      a.  U.S. Treasury and other
             government agencies            $ 75,826,506   $ 75,106,835
      b.  States of the U.S. and other
             political subdivisions           12,980,603     13,420,943
      c.  Other securities                    17,177,856     17,302,111
      Total Securities                      $105,984,965   $105,829,889

      Securities held to maturity             83,763,010     83,682,591
      Securities available for sale           22,221,955     22,147,298

      The Bank does not hold any securities for a single issuer which exceed 10% of the Bank s stockholders equity.


                                            March 31,      December 31,
                                            1996           1995
3.    LOANS:
      a.  Commercial, agricultural and
             other loans                    $ 39,606,450   $ 40,190,313
      b.  Real Estate - Construction           7,551,297      8,072,230
      c.  Real Estate - Mortgage             135,498,368    135,862,776
      d.  Installment Loans                  17,846,567      17,640,398
      Total Loans                           $201,502,682   $201,765,717

PAGE

4.    CHANGES IN ALLOWANCE FOR POSSIBLE LOAN LOSSES:

                                            March 31,      March 31,
                                            1996           1995
Balance, beginning January 1:               $ 4,047,883    $ 3,891,835
Provision charged to income                     240,000        240,000
Recoveries of amounts charged                    29,512         31,964
Losses charged to provision                     148,975        103,501
Balance, ending March 31                    $ 4,168,420    $ 4,060,298

Information regarding impaired loans is as follows for March 31, 1996:

Average investment in impaired loans                       $ 1,366,293
Interest income recognized on impaired loans,
   Including interest income recognized on cash basis           23,594
Interest income recognized on impaired loans on
   Cash basis                                                   23,594
Balance of impaired loans                                      596,754
Less portion for which no allowance for loan losses
   Is allowed                                                        0
Portion of impaired loan balance for which an
   Allowance for credit losses is allocated                          0
Portion of allowance for loan losses allocated
   To the impaired loan balance                                 91,634

5.  CHANGES IN ALLOWANCE FOR OTHER REAL ESTATE:

                                          3/31/96     3/31/95    3/31/94
Balance, beginning January 1:             $26,000     $30,486    $53,286
Provision charged to income                (2,510)      9,867          0
Losses charged to provision                     0           0          0
Balance, ending March 31                  $23,490     $40,353    $53,286

6. The aggregate dollar amount of loans made to directors, executive officers or principal holders of equity securities as of March 31, 1996 and December 31, 1995 respectively were:

Aggregate amount, beginning 1/1                 $3,279,479    $3,409,868
New loans                                              133       349,935
Repayments                                           21,035      480,324
Aggregate amount, ending 3/31/96                $3,258,577
Aggregate amount, ending 12/31/95                             $3,279,479

PAGE

7.  OTHER ASSETS:

                                                1996          1995
a: Interest earned but not paid on:
      Loans                                     $1,811,873    $1,471,216
      Investments                                1,180,395     1,008,678
b.    Other Real Estate Owned                      492,234       443,652

8.    INCOME TAXES:
      The company adopted Financial Accounting Standards No. 109 Accounting for Income Taxes effective January 1, 1993. The standard requires adoption of a liability method of accounting for income taxes. The accounting change had no effect on the company s net income or retained earnings.

Components of income tax expense for the period ended March 31, 1996 are as follows:

Current
           Federal                              $796,036
           State                                  23,151

           Deferred                             (151,487)
                                                $667,700

Actual tax expense differs from the expected tax expense computer by applying the applicable federal corporate income tax rate of 34% is as follows for the three months ended March 31, 1996:

           Computed tax expense                 $ 723,193
           Tax exempt interest                    (72,302)
           Other                                $ 667,700

PAGE

At March 31, 1995, items giving rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:

Allowance for possible losses on loans
   And real estate owned                        $1,264,106
Deferred and accrued employee benefits             900,199
Deferred loan origination fees                      99,241
Security losses not currently deductible                 0
Core deposit intangibles                           101,318
Depreciation                                         6,229
Other                                                8,595
                                                $2,379,687    $        0

No valuation allowance is deemed necessary for the deferred tax asset.


9.  INCOME TAX EXPENSE:                         1996          1995

Federal Income Tax                              $644,549      $549,686
State Income Tax                                  23,151        26,184

PAGE

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

            A  review  of  the  results of operations for March 31, 1996, as compared to March 31, 1995, with the growth in earnings exceeding 16%, is affected by changes in the balance sheet. Total assets have grown 7.8% over the past twelve months with the major changes visible in the investment and loan portfolios. The Bank's investment portfolio grew by approximately $13,300,000 for the twelve month period with $11,550,000 purchased in U.S. Government agency securities. The Bank s available for sale portfolio increased by $15,000,000 over the past twelve months. The Bank made a one-time transfer of securities at market value totaling $5,600,000 in accordance with the Financial Accounting Standards Board implementation guidance issued in November of 1995. Additional securities added to the available for sale portfolio include bonds that have calls and longer final maturities. Unrealized gains and losses became negative and are indicative of the current economic marketplace with interest rates rising abruptly and presumed to be temporarily. This is also visible in the total market value of the portfolio that is currently $155,000 below book value. However, the portfolio continues to earn in excess of 6.8%. The Bank holds one structured note, a ten-year step-up government agency debenture, which steps annually by 1/8 of one percent after 3 years at 7.0%.
            The  loan  growth  of  $11,000,000  from March 31, 1995 has been predominantly in loans secured by real estate. The Bank's loan portfolio s growth has slowed from a 15% growth in 1995 compared to 1994 to a 5.8% growth in 1996 over 1995. The Bank is experiencing competition from other financial institutions within its marketplace.
            Funding for the asset growth has come from increases in deposits totaling $23,255,000 and predominantly from interest bearing liabilities in the form of certificates of deposit, which increased 21%. In March of 1995, the Bank s Trust Department maintained approximately $10,000,000 in repurchase agreements that were withdrawn prior to year end 1995. These funds were replaced by deposits as mentioned above and borrowings through the Federal Home Loan Bank. Advances increased in the past twelve months by $14,000,000 as these funds became less costly than opportunities for wholesale repurchase agreements. Short term borrowings will begin dropping during the next six months through seasonal deposit growth, investment maturities and principal paydowns from the Bank's mortgage backed securities portfolio.
            Liquidity  is  measured by the Bank's ability to meet cash needs at a reasonable cost or minimum loss to the Bank. Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs. Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities it serves. The Bank utilizes a Basic Surplus/Deficit model to measure its liquidity over a 30-day and a 90-day time horizon. The relationship between liquid assets and short term liabilities that are vulnerable to non-replacement within a 30-day period are examined. The Bank's policy is to maintain its liquidity position at a minimum of 5% of total assets. The Bank has maintained liquidity in its balance sheet in excess of 7% for the past twelve months. Liquidity has been more than 10% since the repurchase agreements with the Trust Department were discontinued, which reduced the PAGE amount of Bank securities required to be held as collateral. Liquidity as measured by the Basic Surplus/Deficit model was 17.6% as of March 31, 1996.
            How  changes  in the balance sheet have affected the Bank may be viewed through the earnings statement for the periods ending March 31, 1994, 1995, and 1996. The Bank has experienced a very strong first quarter that compares favorably to the first quarter of 1995 and which has produced a 16% increase over net income earning during the first three months of 1995. In turn, 1995 produced a 9.8% increase over 1994 in net earnings for the Bank.
            Interest  income  is  affected  by rates, volumes and the mix of earning assets and interest bearing liabilities. For the first three months of 1996, increases in the loan portfolio have afforded the Bank additional interest income of $590,000 that was achieved through increases in volumes totaling $315,000 and increases in rates of $275,000. Yields on loans increased by 24 basis points from March 1995 to March of 1996. This compares with 1995 s increase over 1994 of $724,000 due to increases in both volumes ($532,000) and interest rate changes ($192,000). Loan yields increased 69 basis points during that twelve month period. 1995 represented the first increase in loan yields for the past several years with decreases of 64 and 103 basis points experienced in 1994 and 1993 respectively. On the investment side, interest and dividend income grew by $175,000 with increases related to volumes and a decrease in yields of $22,000 or a drop of 32 basis points from year to year. Investment interest increased by $300,000 in 1995 compared to 1994 with increases coming equally from increased volumes and rates (which increased by 61 basis points). In 1994 earnings from the Bank's investment portfolio decreased by $244,000 due to decreases in yields (a drop of 72 basis points).
            Increased costs on the liability side have been contained by the
Bank not increasing its rates on savings, NOW and money market funds. For the past two years, the Bank has chosen to promote specific term CDS at current national market rates, thereby increasing its cost of funds on those deposits only. In 1996, the Bank s cost of interest bearing funds increased by $447,000 that was less than the previous year, although deposit balances grew by over $23,000,000. The cost of purchased funds went up 17 basis points during this period. Part of the reduction in cost is found in the reduction in funding costs from the Federal Home Loan Bank. In 1995, the Bank's cost of funds rose by $690,000 that is both from increased volumes ($209,000) as well as higher CD rates. The cost of purchased funds increased by 92 basis points in 1995. Comparing this to 1994 and 1993, both years showed reductions in funding costs (23 basis points in 1994 and 106 basis points in 1993). 1994 began with a downward trend for interest rates, but the Bank along with other financial institutions was impacted by each of the federal funds increases instituted by the Federal Reserve. It has been the Bank's approach to lag increases on both sides of the balance sheet throughout the year.
            The  Bank  is  well  positioned  with  regard  to  interest rate sensitivity with assets and liabilities matched for repricing within a year. There is some exposure to falling rates out beyond a year that is primarily driven by the Bank s expectation that core deposit rates should not be lowered. Additionally, with a projected acceleration in prepayments in loans and investments, cash would be reinvested at lower yields. If rates were to drop by 200 basis points, simulations indicate that the Bank s net interest income could drop by approximately $1,000,000 during the second year of the drop.
PAGE

            The  Bank  has  maintained  its reserve for possible loan losses over the past several years, reflecting the recessionary nature of the economy in the early 1990's. The ratio for the reserve for possible loan losses has been over 2% for the past three years, with a ratio of 2.10% as of March 31, 1996. The Bank reviews its allocation to the reserve on a monthly basis and funds the reserve as deemed necessary. This review includes a provision for specific credits, provisions due to historic loan losses by loan types and reserves reflecting industry concentrations, credit concentrations, current economic conditions and underwriting standards. In 1995, the Bank added a provision for impaired loans in accordance with FASB 114/118. Reference is made to the notes included in this filing that outlines the impaired loan figures. Losses in the loan portfolio were estimated at $840,000 for 1996, with first quarter charge offs totaling $149,000. The amounts represented below are the total dollars past due for the first three months of each year listed. Included in the 90-day past due category for 1996 are two loans totaling $820,000, one of which is now current and the other was in the process of securing SBA financing, this is now completed.



    Category                           1995       1995          1994

90-day past due
  and still accruing                $  1,247,941  $    189,904  $    486,959
Non-accruing                        $  3,289,461  $  4,184,679  $  2,596,655
                                    $  4,537,402  $  4,374,583  $  3,083,614
Gross loans                         $201,502,682  $190,459,413  $165,649,797
Percentage of gross loans               2.25%         2.30%          1.86%

            In  reviewing  non-interest  income, the first three quarters of
1996 show a strong start for the year with growth of 13%. This growth is attributed to the Trust Department s earnings growing by $64,000 over the first three months of 1995. In the fall of 1995, the Trust Department converted their tax preparation and began charging customers for the service. The cost of this tax service is shown in other expenses. Additionally, as of January 1, 1996, the Bank implemented FASB Statement No. 122, Accounting for Mortgage Servicing Rights that positively impacted the earnings of the Bank by $57,000. 1995 showed a decline of $29,000 when compared to 1994. The decline has come from two specific areas, one being securities gains taken in the first quarter of 1994 of $18,500 for which there were no comparable gains taken in 1995. Additionally, the secondary market for residential mortgages, which has generated substantial income for the Bank in the past several years, dropped to $11,000 in the first quarter
of  1995.        In  comparison,  1994  showed growth as compared to 1993 of
$92,000. Fees generated from the secondary mortgage program totaled $75,000 for the first three quarters of 1994. Following the first quarter of 1995, interest rates, specifically in the secondary market for residential mortgages, dropped and the Bank once again began experiencing additional loan demand in this area.
PAGE

            Accruing for an incentive program reflects the increase in salary and benefit costs in 1996 over 1995. Although the program is not new to the Bank in 1996, this is the first year that the dollars have been designated prior to year end. Excluding the accrual, salary and benefits would be 3% higher than the first quarter of 1995. Salary and benefits remained stable for the first quarter of 1995, increasing by $14,000 over 1994. In 1994 salary and employee benefits were $63,000 (or 5.5%) over 1993.
            Other expense for the first three months of 1996 is below the comparable period in 1995 due to the elimination of FDIC insurance premiums. As a well capitalized bank, Bar Harbor Banking and Trust Company has not been required to pay premiums for this coverage. In the fall of 1995, the Bank sought the services of a consulting firm to review existing procedures, seeking greater efficiencies while maintaining quality customer service. The Bank incurred $66,000 in expenses for these services during the first quarter of 1996. Other expense for the first quarter of 1995 was greater than 1994 and included: increases in postage costs due to an increase by the US Postal Service; increases in media coverage for Bank promotions offered during the first quarter of 1995; increased legal expense incurred with loan resolutions; and increased FDIC insurance based on increased deposits. Likewise, other expense was greater in 1994 when compared to 1993's expense with no single account showing a large increase when compared to 1993 s expenses. Other expense encompasses the majority of accounts that are not interest or human resource related.
            The Bank's capital to asset ratio is 10.6% and the Bank far exceeds the required risk based capital ratio of 8% with its Tier I ratio of 16.1% and total capital ratio of 17.4% or additional capital of $19,500,000.




PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BAR HARBOR BANKSHARES


                                    Sheldon F. Goldthwait, Jr. /s/

Date: May 15, 1996                  Sheldon F. Goldthwait, Jr.
                                    President


                                    Virginia M. Vendrell /s/

Date: May 15, 1996                  Virginia M. Vendrell
                                    Senior Vice President, Treasurer
                                    and Chief Financial Officer



PAGE