Form 10-Q
period 1996-09-30
BAR HARBOR BANKSHARES
filed 1996-11-14
CIK 743367

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1996            C ommission   File   No.
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

 YES:  XX                    NO:

Indicate the number of shares outstanding of each of the issuer s classes of common stock as of September 30, 1996:

     Common Stock: 1,818,237
PAGE

                              TABLE OF CONTENTS

Financial Information                                              Page


Item I.   Financial Statements

Consolidated Balance Sheets                                          2
     December 31, 1995 and September 30, 1996

Consolidated Statements of Earnings                                  3
     Three months and nine months ended September 30,
        1994, 1995 and 1996

Consolidated Statements of Changes in Stockholders  Equity           4
     Nine months ended September 30, 1995 and 1996

Consolidated Statements of Cash Flows                                5
     Nine months ended September 30, 1995 and 1996

Rate Volume Analysis                                                 6
     Nine months ended September 30, 1995 and 1996

Rate Sensitivity Report                                              7
     As of September 30, 1996

Notes to Financial Statements                                      8-10

Item II.   Management s Discussion and Analysis of Financial
           Condition and Results of Operations                     11-14

Signature Page                                                      15

PAGE

           BAR HARBOR BANKSHARES AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
           SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                         (UNAUDITED)

                                      SEPTEMBER 30 DECEMBER 31
                                             1996        1995
ASSETS
   Cash and Due from Banks            $10,697,921   $ 8,759,797
   Federal Funds Sold                           0     3,800,000
   Investment Securities
      Securities Available for Sale,
        At market                      24,357,033    19,885,555
      Securities Held to Maturity
        (Market Value $83,312,478 in
        1996 and $83,180,706 in 1995)  83,771,708    82,209,062
Total Investment Securities           108,128,141   102,094,617
Loans Held for Sale                       163,151        68,326
Gross Loans                           211,360,948   201,765,717
      Allowance for possible
        Loan losses                    (4,287,650)   (4,047,883)
   Net Loans                          207,073,298   197,717,834
   Premises and Equipment               7,547,748     6,219,569
   Other Assets                         8,423,844     7,948,556
TOTAL ASSETS                          342,034,103   326,608,699

LIABILITIES AND STOCKHOLDERS  EQUITY
LIABILITIES
   Deposits
      Demand Deposits                  40,093,949    32,394,610
      NOW Accounts                     39,541,940    38,300,119
      Savings Deposits                 55,907,356    53,660,526
      Time, $100,000 and over          14,311,191    14,005,187
      Other Time                      107,127,970   113,110,959
TOTAL DEPOSITS                        256,982,406   251,471,401
   Securities sold under
      Repurchase Agreements             6,862,376     5,791,193
   Advances from Federal Home
      Loan Bank                        36,589,485    32,700,000
   Other Liabilities                    4,442,483     3,403,281
TOTAL LIABILITIES                     304,876,750   293,365,875
Capital Stock, par value $2
   Authorized 10,000,000 shares
   issued 1,818,237 in 1996
   and 1,813,605 in 1995                3,636,474     3,627,210
   Surplus                              7,489,127     7,368,695
   Retained Earnings                   27,527,907    23,523,626
      Net unrealized appreciation
      (Depreciation) on securities
      available for sale, net of tax,
      Benefit of $80,712 in 1996 and
      tax of $32,606 in 1995             (156,155)       63,293
      Less: Cost of 100,000 shares
       Of Treasury Stock               (1,340,000)   (1,340,000)
TOTAL STOCKHOLDERS  EQUITY             37,157,353    33,242,824

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                342,034,103   326,608,699


The accompanying notes are an integral part of these consolidated financial statements
PAGE

                  BAR HARBOR BANKSHARES AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF EARNINGS
                           (UNAUDITED)

                          THREE MONTHS  THREE MONTHS  THREE MONTHS   NINE MONTHS    NINE MONTHS  NINE MONTHS
                             ENDING        ENDING      ENDING           ENDING         ENDING        ENDING
                          09-30-96        09-30-95      09-30-94      09-30-96        09-30-95    09-30-94


Interest & Fees on Loans  $5,150-807    $5,121,406    $4,205,264      $25,147,611   $14,330,622  $11,742,788
Interest & Dividends on
Investment Securities:
  Taxable Interest Income   1,581,668     1,445,337    1,172,225        4,498,022     4,057,080    3,312,142
  Non-taxable Interest Inc.   191,830       215,313      208,013          581,432       647,061      618,545
  Dividends                    88,910        77,982      116,949          260,781       286,046      265,482
   Federal Funds Sold           5,933        41,790        3,706           22,916        91,141       31,159
Total Interest Income       7,019,148       6,901,828  5,706,157        20,510,762    19,411,950  15,970,116

Interest on Deposits        2,161,816       2,233,392  1,615,156        6,718,418      6,077,427   4,347,566
Interest in Short Term
  Borrowings                  624,714         533,699    359,700        1,754,156     1,719,723    1,185,198
Total Interest Expense      2,786,530       2,767,091  1,974,856        8,472,571     7,797,150    5,533,764

Net Interest Income         4,232,618      4,134,737   3,731,301       12,038,191    11,614,800   10,436,352
Provision for Loan Losses     120,000        240,000     240,000          600,000       720,000      720,000
Net Interest Income after
  Provision for Loan
       Losses               4,112,618      3,894,737   3,491,301       11,438,191    10,894,800    9,716,352

Other Income                1,684,273      1,362,041   1,251,090        3,741,703     3,183,547    3,059,539
Investment Securities Gains                         0          0          32,532         16,934                       0
   58,494
Other Expenses:
Salaries & Emp. Benefits   1,467,981       1,245,330   1,321,864        4,265,530     3,639,676    3,749,390
  Other      1,512,297     1,305,752         974,447    3,759,334       3,698,848     3,276,061
  Investment Securities Losses       0             0           0                0             0            0
Income Before Income
  Taxes                    2,816,613       2,705,696   2,478,612        7,171,964     6,739,813    5,808,934

Income Tax Expense           726,837         859,275     677,957        2,050,829     2,084,741    1,688,471
Net Income                 2,089,776       1,846,421   1,800,655        5,121,135     4,655,082    4,120,463


Earnings per Share:
  Based on 1,709,835 Shares for
  1994, 1,713,605 for 1995 and
     1,718,237 Shares for 1996*  $1.22        $1.08       $1.05          $2.98         $2.72        $2.41

Dividends per Share              $0.25        $0.00       $0.00          $0.65         $0.36        $0.30

*Earnings per share have been restated in 1994 to reflect a five-for-one stock split declared
 July 11, 1995.
PAGE

BAR HARBOR BANKSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
QUARTERS ENDED SEPTEMBER 30, 1995 AND 1996
(UNAUDITED)

                                                                                   NET UNREA-    NET
                                                                                   LIZED LOSS    STOCK-
                          CAPITAL                     RETAINED       TREASURY      ON EQUITY     HOLDERS
                          STOCK         SURPLUS       EARNINGS       STOCK         SECURITIES    EQUITY

Balance, 12/31/94         $3,619,670    $7,314,408    $19,118,678    ($1,340,000)     48,027    $28,760,783
Net Earnings                                            4,655,082                                 4,655,082
Cash Dividends Declared                                  (616,897)                                 (616,897)
Net Unrealized appreciation
 on securities available for
 sale, net of tax of $44,067                                                           37,516        37,516
Sale of Stock (3,770 Shares)   7,540       54,288                                                    61,828


Balance, 9/30/95          $3,627,210    $7,368,696    $23,156,863    ($1,340,000)     $85,543    $32,898,312

Balance, 12/31/95          3,627,210     7,368,695     23,523,626     (1,340,000)      63,293     33,242,824
Net Earnings                                            5,121,135                                  5,121,135
Cash Dividends Declared                                (1,116,854)                                (1,116,854)
Net Unrealized Depreciation
    on Securities Available for
    Sale, Net of Tax benefit of $80,712                                                37,516         37,516
Sale of Stock (4,632 Shares)     9,264      120,432             0               0            0       129,696

Balance, 9/30/96           $3,636,474    $7,489,127   $27,527,907    ($1,340,000)    ($156,155)  $37,157,353

The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                         BAR HARBOR BANKSHARES AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                                             SEPTEMBER 30,      SEPTEMBER 30
                                                                             1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                                               $ 5,121,135        $ 4,655,082
    ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION                                                            566,161            436,354
         PROVISION FOR LOAN LOSSES                                               600,000            720,000
         PROVISION FOR LOSSES ON OTHER REAL ESTATE OWNED                          (4,664)             9,778
         NEW LOANS ORIGINATED FOR SALE                                        (7,108,320)        (5,422,883)
         PROCEEDS FROM SALE OF MORTGAGES HELD FOR SALE                         7,028,603          5,442,126
         GAIN ON SALE OF MORTGAGES ORIGINATED FOR SALE                           (15,108)           (19,243)
         NET SECURITIES GAINS                                                    (16,934)                 0
         NET AMORTIZATION OF BOND PREMIUM                                        224,207            137,185
         NET CHANGE IN OTHER ASSETS                                             (287,745)          (556,533)
         NET CHANGE IN OTHER LIABILITIES                                       1,039,202             53,020
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                  7,146,537          5,454,886

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASES OF SECURITIES HELD TO MATURITY                                 (13,636,697)       (20,927,848)
    PROCEEDS FROM MATURITY & PRINCIPAL PAYDOWNS OF
         SECURITIES HELD TO MATURITY                                           6,481,601          6,276,134
    PROCEEDS FROM CALL OF SECURITIES HELD TO MATURITY                          5,420,608          5,750,000
    PURCHASES OF SECURITIES AVAILABLE FOR SALE                               (5,503,125)         (1,997,188)
    PROCEEDS FROM MATURITY & PRINCIPAL PAYDOWNS OF
         SECURITIES AVAILABLE FOR SALE                                           148,128              4,549
    PROCEEDS FROM CALL OF SECURITIES AVAILABLE FOR SALE                          500,000                  0
    NET LOANS MADE TO CUSTOMERS                                              (10,009,102)       (13,582,338)
    CAPITAL EXPENDITURES                                                      (1,894,340)        (1,043,719)
    NET CASH USED IN INVESTING ACTIVITIES                                    (18,492,928)       (25,520,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
    NET CHANGE IN SAVINGS, NOW AND DEMAND DEPOSITS                            11,187,990          2,224,501
    NET CHANGE IN TIME DEPOSITS                                               (5,676,985)        28,215,467
    NET CHANGE IN REPURCHASE AGREEMENTS                                        1,071,183          9,403,755
    PURCHASE OF ADVANCES FROM FHLB                                            33,000,000         19,000,000
    REPAYMENT OF ADVANCES FROM FHLB                                          (13,000,000)       (20,000,000)
    NET CHANGE IN OTHER SHORT TERM BORROWED FUNDS                            (16,110,515)       (16,000,000)
    PROCEEDS FROM SALE OF CAPITAL STOCK                                          129,696             61,828
    PAYMENT OF DIVIDENDS                                                      (1,116,854)          (616,898)
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                  9,484,515         22,288,653

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (1,861,876)         2,223,129

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                12,559,797          9,714,713
CASH AND CASH EQUIVALENTS AT END OF QUARTER                                   10,6977921         11,937,842





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CASH PAID DURING THE YEAR FOR
         INTEREST                                                              8,533,008           7,708,377
         INCOME TAXES                                                          1,450,000           2,026,679
NON-CASH TRANSACTIONS:
    TRANSFER FROM LOANS TO REAL ESTATE OWNED (OTHER A                            193,000             186,000

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

 YEAR-TO-DATE FIGURES AS OF SEPTEMBER 30, 1996
          COMPARED TO SEPTEMBER 30, 1995
         INCREASES (DECREASES) DUE TO:

                              VOLUME         RATE               NET
 LOANS                        $ 853,768      ($36,779)          $816,989
 TAXABLE SECURITIES             545,049      (129,372)           415,677
 TAX EXEMPT SECURITIES          (57,057)       (8,572)           (65,629)
 FEDERAL FUNDS SOLD AND
   MONEY MARKET FUNDS           (58,848)       (9,377)           (68,225)

 TOTAL EARNING ASSETS         $1,282,912      (184,100)       $1,098,812

 DEPOSITS                       $357,112       283,876           640,988
 BORROWINGS                     $116,955       (82,522)           34,433
   TOTAL INTEREST
   BEARING LIABILITIES          $474,067      $201,354          $675,421
 NET CHANGE IN INTEREST         $808,845     ($385,454)         $423,391

                        YEAR-TO-DATE FIGURES AS OF SEPTEMBER 30, 1995
                              COMPARED TO SEPTEMBER 30, 1994
                              INCREASES (DECREASES) DUE TO:

                              VOLUME         RATE               NET
LOANS                         $1,588,681     $  999,153         $2,587,834
TAXABLE SECURITIES            $  411,623     $  353,879            765,502
TAX EXEMPT SECURITIES         $      900     $   27,616             28,516
FEDERAL FUNDS SOLD AND
  MONEY MARKET FUNDS          $   38,677     $   21,305             59,982
TOTAL EARNING ASSETS          $2,039,881     $1,401,953         $3,441,834
DEPOSITS                      $  574,059     $1,155,802          1,729,861
BORROWINGS                    $   49,653     $  483,872            533,525
  TOTAL INTEREST
  BEARING LIABILITIES         $  623,712     $1,639,674         $2,263,386
NET CHANGE IN INTEREST        $1,416,169      ($237,721)        $1,178,448







PAGE

                  INTEREST RATE SENSITIVITY ANALYSIS
                       AS OF SEPTEMBER 30, 1996
                              (UNAUDITED)
                         Amounts in Thousands

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1996 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

                                                     ONE TO             GREATER
                                  TOTAL TO            FIVE              THAN FIVE
                                  ONE YEAR           YEARS               YEARS           TOTAL

Loans - Fixed Rate                $ 10,064           $  30,346          $ 22,885         $ 63,295
Loans - Variable Rate              120,941              22,110             2,036          145,087
Investments                         42,025              41,622            24,479          108,126
Federal Funds Sold                       0                   0                 0                0
Interest Rate Swap/Floor                 0              15,000                 0           15,000
Total Earning Assets              $173,030            $109,078          $ 49,400         $331,508

Deposits                          $139,010            $ 18,867          $ 99,026         $256,903
Repurchase Agreements                6,789                   0             1,135            7,924
Borrowings                          25,681              10,908                 0           36,589
Interest Rate Swap/Floor             5,000              10,000                 0           15,000
Total Sources                     $176,480            $ 39,775          $100,161         $316,416

Net Gap Position                   ($3,450)           $ 69,303          ($50,761)        $ 15,092
Cumulative Gap                     ($3,450)           $ 65,853           $15,092         $ 15,092


Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Bank has assumed that 4% of its savings is more rate sensitive and will react to rate changes, and has therefore categorized it in the 3-12 month time horizon. The remainder is stable and is listed in the greater than five year category. NOW accounts, other than seasonal fluctuations approximating $4,000,000, are stable and are listed in the greater than five year category. Money market accounts are assumed to reprice in three months or less. Certificates of deposit are assumed to reprice at the date of contractual maturity. Fixed rate mortgages, totaling $40,000,000 are amortized using the weighted average maturity of 143 months, with an additional prepayment rate of 9%, which approximates the Bank s prior experience.
PAGE

         NOTES TO FINANCIAL STATEMENTS DATED SEPTEMBER 30, 1996

1. Summary of interim financial statement adjustments. The accompanying unaudited statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Bank s 1995 Annual Report.

                                                 SEPTEMBER 30, 1996
                                                   CARRYING       MARKET
                                                   VALUE          VALUE
2.    INVESTMENT SECURITIES:
      a. U.S. Treasury and other
            Government agencies              $ 79,180,491     $ 78,065,735
      b. States of the U.S. and other
            Political subdivisions             12,771,113       13,142,754
      c. Other securities                      16,412,392       16,461,022
            Total Securities                 $108,363,996     $107,669,511

            Securities held to
            maturity                          83,771,108       83,312,478
            Securities available
            For sale                          24,592,888       24,357,033

                 The Bank does not hold any securities for a single Issuer which exceed 10% of the Bank s stockholders equity.

                                             September 30, December 31,
                                              1996                 1995
3.    LOANS
      a. Commercial, agricultural
            And other loans                   $43,914,307      $40,190,313
      b. Real Estate - Construction             8,750,023        8,072,230
      c. Real Estate - Mortgage               141,926,931      135,862,776
      d. Installment loans                     16,769,687       17,640,398
            Total Loans                      $211,360,948     $201,765,717

4.    CHANGES IN ALLOWANCE FOR POSSIBLE LOAN LOSSES:

                                             September 30, September 30
                                              1996                1995
      Balance, beginning January 1:          $ 4,047,883      $ 3,891,835
      Provision charged to income                600,000          720,000
      Recoveries of amounts charged              100,840           78,144





      Losses charged to provision                461,073          464,264
      Balance, ending September 30:          $ 4,287,650      $ 4,225,715

PAGE

Information regarding impaired loans is as follows for September 30, 1996:

Average investment in impaired loans                          $ 1,375,683
Interest income recognized on impaired loans,
 including interest income recognized on
 cash basis                                                       107,730
Interest income recognized on impaired loans
 on cash basis                                                    107,730
Balance of impaired loans`                                      1,604,919
Less portion for which no allowance for
 loan losses is allowed                                                 0
Portion of impaired loan balance for which
  An allowance for credit losses is allocated                   1,604,919
Portion of allowance for loan losses allocated
 to the impaired loan balance                                     124,598


5.          CHANGES IN ALLOWANCE FOR OTHER REAL ESTATE:

                                        9/30/96      9/30/95      9/30/94
      Balance, beginning Jan. 1          $26,000     $30,486      $ 53,286
      Provision charged to income         (4,664)      9,778         1,800
      Losses charged to provision         21,336      15,110        24,600
      Balance, ending Sept. 30          $      0     $25,154      $ 30,486

6. The aggregate dollar amount of loans made to directors, executive officers or principal holders of equity securities as of September 30, 1996 and December 31, 1995 respectively were:

      Aggregate amount, beginning 1-1         $3,279,479     $ 3,409,868
      New Loans                                  294,012         349,935
      Repayments                                  63,576         480,324
      Aggregate amount, ending 9-30-96  $3,509,915
      Aggregate amount, ending 12-31-95      $ 3,279,479

7.    OTHER ASSETS:
                                              September 30, December 31
                                                 1996            1995
      a. Interest earned but
            Not paid on:
            Loans                            $ 1,513,648      $ 1,471,216
            Investments                        1,253,210        1,008,678
      b. Other Real Estate Owned                 275,744          443,652

PAGE

8.    INCOME TAXES:
      The Company adopted Financial Accounting Standards No. 109 Accounting for Income Taxes effective January 1, 1993. The standard requires adoption of a liability method of accounting for income taxes. The accounting change had no effect on the company s net income or retained earnings.

Components of income tax expense for the period ended September 30, 1996 are as follows:

                        Current
                          Federal            $2,215,053
                          State                  68,036
                                             $2,283,089
                        Deferred              (232,260)
                                             $2,050,829

      Actual tax expense differs from the expected tax expense computed by applying the applicable federal corporate income tax rate of 34% is as follows for the nine months ended September 30, 1996:

                        Computed tax expense                 $2,240,987
                        Tax exempt interest                    (240,264)
                        Other                                    50,106
                                                             $2,050,829

      At September 30, 1996, items giving rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:

                                                     ASSET       LIABILITY
      Allowance for possible loan losses
        On loans and real estate owned             $1,295,759
      Deferred and accrued
        employee benefits                             916,960
      Deferred loan origination fees                   78,123
      Securities losses not currently
        Deductible                                          0
      Core deposit intangibles                         92,439
      Depreciation                                     51,244
      Other                 25,935
                                                   $2,460,460           $0

      No valuation allowance is deemed necessary for the deferred tax asset.

9.    INCOME TAX EXPENSE:                           1996             1995





      Federal Income Tax                           $1,982,793    $2,018,482
      State Income Tax      68,036                     66,259

PAGE

MANAGEMENT S DISCUSSION AND ANALYSIS

      The results of operations for September 30, 1996 are reflected through the growth in the balance sheet. Total assets grew by more than $18,000,000 in 1996 and $30,000,000 in 1995 each compared to the previous year s third quarter end. The major changes are found in the investment and loan portfolios.

      The investment portfolio growth of just under $6,000,000 has predominantly been in the area of US Government agency debentures. The most recent purchases totaling $2,500,000, have been callable securities with two or three years of call protection and final maturities of 10 years. These, like other longer term government sponsored securities have been placed in the available for sale portion of the portfolio. In addition, when comparing September 30, 1996 to September 30, 1995, the Bank s available for sale portfolio has changed by the one-time transfer of securities at market value totaling $5,600,000 in accordance with the Financial Accounting Standards Board implementation guidance issued in November of 1995. The Bank s available for sale portfolio also includes $5,400,000 in Federal Home Loan Bank stock. Ownership of stock is required by the FHLB for participation in their funding programs.

      The market value of the held to maturity portion of the portfolio is $460,000 less than the book value, with the AFS portfolio market value at $226,000 less than the book value. The potential for loss, if the entire investment portfolio of the Bank were sold as of September 30, 1996, would be a loss of less than one-half of one percent of the book value of the portfolio. The appreciation of net unrealized gains to $85,500 as of September 30, 1995 was gradual in line with the increase in the market. The market value of the entire portfolio, which was approximately $470,000 greater than the book value, had risen in 1995, following national economic trends including lower interest rates. The Bank does not hold any securities (such as structured debt tied to multiple indices, interest only or principal only securities) that may experience considerable change in their market values by a greater degree than traditional debt and could materially affect the entire portfolio. It does hold one structured note, a 10-year step-up government agency debenture, which steps annually by 1/8 of 1% after 3 years during which time it is earning 7%. The taxable portion of the Bank s securities have been earning 7.10 for the first nine months of 1996, a reduction of only 7 basis points since September 30, 1995.

      In the loan portfolio, which has grown by $12,000,000 (6.2%) in the past twelve months, the Bank s concentration has been through the extension of loans secured by real estate to its consumer customers totaling $8,000,000 more than one year ago. This compares to 1995's growth of $16,000,000 (8.8%) in loan growth, with $11,000,000 being secured by real estate and granted to the Bank s consumer customers. The Bank continues to experience strong competition from other financial institutions in its market area.

      During 1996, the funding for the asset growth has come from borrowings primarily through the Federal Home Loan Bank. Total advances
increased   by  $28,000,000  and  include  $12,000,000  in  longer  term





borrowings as funding for certain specific commercial credits. The Bank had found it cheaper to solicit deposits in 1995 as competitive deposit rates were below other options of funding sources. The Bank increased i t s deposit by $23,000,000, predominantly in interest bearing certificates of deposit promotions. Likewise, as opportunities surfaced to attract lower cost deposits and repurchase agreements, advances from the Federal Home Loan Bank decreased in 1995 by $7,000,000. During both years, short term borrowings were reduced through seasonal deposit growth, investment maturities and/or calls and principal paydowns from the Bank s mortgage backed securities portfolio.

Liquidity is measured by the Bank s ability to meet cash needs at a reasonable cost or minimum loss to the Bank. Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs. Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities it serves. The Bank utilizes a Basic Surplus/Deficit model to measure its liquidity over a 30-day and a 90-day time horizon. We e x a mine the relationship between liquid assets and short term liabilities which are vulnerable to non-replacement within a 30-day period. The 90-day analysis extends to include a projection of subsequent cash flow funding needs over an additional 60-day time horizon. The Bank s policy is to maintain its liquidity position at a minimum of 5% of total assets. For the past twelve months, the Bank has maintained liquidity in its balance sheet in excess of 9.9%. Liquidity as measured by the Basic Surplus/Deficit model was 15% for the 30-day horizon and 10.8% for the 90-day horizon as of September 30, 1996.

      How the changes in the balance sheet have affected the Bank may be viewed through the earnings statement for the periods ending September 30, 1994, 1995 and 1996. Overall, the net earnings for the Bank are $466,000 ahead of last year s first nine months earnings which represents a 10% increase. Net interest income for the first nine months of 1996 has added strong earnings and is affected by rates, volumes and the mix of earning assets and interest bearing liabilities. Interest income earned from loans increased in 1996 by $850,000 due to volumes of loans with a small reduction in earnings of $37,000 due to changes in rates. Overall yields from the loan portfolio remained within 5 basis points of 1995's yields. In 1995, increases in the loan portfolio afforded the Bank additional interest income of $1,590,000 due to increases in volumes, with further increases of $1,000,000 due to changes in rates. The Bank had increased its base lending rate by 75 basis points between September 30, 1994 and September 30, 1995. Although only a portion of loans are immediately affected by changes in the Bank s base rate, the effect of the increase has over time increased the yields in the portfolio. The commercial real estate rate for variable rate mortgages increased as well in 1995 and by 100 basis points since September 30, 1994. As the loans in that portion of the portfolio, totaling over $50,000,000 in mortgages, reached their annual anniversary dates, the yield improved the overall yield for loans. Loan yields increased by 99 basis points between September 30, 1995 and 1994 and represented the first increase in several years.





      Similar to the loan portfolio for 1996, the investment interest increased by virtue of purchases (totaling $429,000); however, as rates remained flat and with larger coupons maturing the portfolio experienced decreases due to rate changes totaling $147,000. Overall the yield on investments has dropped the same as the loan yield, 5 basis points from year to year. For 1995, interest on investments increased both due to volumes ($451,000) and to increased rates ($403,000). Similar to the loan yields, 1995 was the first year in several in which the overall investment yield increased rather than decreased. Yields on investments increased by 24 basis points during 1995 compared with 43 basis point drops in 1994.

      With the Bank well matched in the repricing of its balance sheet, the funding costs followed a similar pattern as is described above for loans and investments. In 1996, the cost of deposits rose based on volumes ($357,000) and rates ($284,000) while the cost of borrowed funds increased due to volumes $117,000) but decreased by $82,500 because of rate changes. Reference is made to the earlier discussion that the Bank elected to fund its asset growth through borrowings instead of deposits. The cost of deposits increased by 21 basis points whereas the cost of borrowings decreased by 26 basis points. The overall net interest income for 1996 is $423,000 more than for the first nine months of 1995.

      Looking at 1995, however, the cost of deposited funds increased from September 1994 to 1995 by 78 basis points. Additionally rates rose on borrowed funds during the same period by over 117 basis points. These two factors increased the cost of interest bearing liabilities by $2,263,000 in 1995. Due to the increase in borrowed funds costs, the Bank elected to promote certificates of deposit early in 1995, locking in acceptable rates for the Bank which were lower than alternative sources of funding. With increases on both sides of the balance sheet, the net effect on the Bank s earnings remained strong with its net interest income totaling $1,178,000 more in 1995 than in 1994.

      With regard to interest rate sensitivity, the Bank is positioned favorably for the current interest rate cycle with $3,500,000 more of its liabilities repricing within a year when compared to its assets. Based on simulations, if interest rates were to rise by 200 basis points and if the Bank were to maintain the balance sheet as it today, the Bank would experience virtually no change in its net interest income ($88,000 increase) in the next two years. If rates were to drop by 200 basis points, the Bank would only see a reduction in its net interest income of $193,000. Neither change in rates (up or down) would indicate interest rate risk concerns for the Bank.

      Due  to  changes in the methodology used for computing the reserve for possible loan losses and due to the recessionary nature of the economy in the early 1990's, the Bank increased its ratio to gross loans to over 2% and has maintained that reserve to loan ratio through September 30, 1996. The Bank reviews its allocation to the reserve on a monthly basis and funds the reserve as deemed necessary. The review includes a provision for specific credits, provisions due to historic
l o a n    l osses  by  loan  types  and  reserved  reflecting  industry concentrations,  credit  concentrations, current economic conditions and





underwriting standards.

      In 1995, the Bank added a provision for impaired loans in accordance with FASB 114, Accounting by Creditors for Impairment of a Loan , as amended by Statement No.118. A loan is impaired when it is probable that the Bank will not collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are loans that are carried on a non-accrual status. Loans are returned to accrual status and are no longer considered to be impaired when they become current as to principal and interest or demonstrate a period of performance under the contractual terms, and in management s opinion are fully collectable. Certain loans are exempt from the provisions including large groups of smaller balance homogenous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans. Impaired loans totaled $1,604,919 and $1,041,882 at September 30, 1996 and 1995, respectively. Reference is made to the notes included with this filing that outline the impaired loan figures.

      Losses in the loan portfolio were estimated at $840,000 for 1996, with charged off loans totaling $461,000 for the first nine months of this year. Losses for 1995 were originally estimated at $950,000 with $464,000 charged off through September 30, 1995, compared to $337,000 charged off in the first nine months of 1995. The amounts represented below are the total dollars outstanding for the first nine months of each year listed.

Category                    1996             1995           1994

90-day past due and
still accruing           $   830,532      $   711,943    $   645,920

Non-accruing               3,557,518        2,584,343      2,627,314

Gross loans              211,360,948      199,190,024    175,399,428

Percentage of gross
 loans                    2.08%            1.65%          1.87%

      A review of the Bank s non-interest income shows the first nine months of 1996 ahead of the same period for 1995 by $558,000. $2300,000 of that pertains to the Trust Department s charge to its customers of scheduled fees. These fees are based on increased book assets of almost
$25,000,000 and are based on the market value of total assets per account. In addition, as of January 1, 1996, the Bank implemented FASB
Statement No. 122, Accounting for Mortgage Servicing Rights that has positively impacted the Bank s earnings by $126,000 year to date. A non-recurring entry of $278,000 in the form of an insurance payoff from a policy written on certain key persons in the Bank. Robert Avery, director and former president of the Bank, passed away in August of 1995 resulting in this one-time tax deductible payment. In 1995, non-interest earnings were $124,000 ahead of the same period in 1994, which was





attributable to the Trust Department s scheduled fees based on increased book assets of more than $18,000,000. In 1994, the Bank experienced a modest increase in non-interest income of $70,000 more than the previous year.

Accruing for an incentive program reflects the increase in salary and benefit costs in 1996 over 1995. Although the program is not new to the Bank in 1996, this is the first year that the dollars have been allocated prior to year end. Excluding the accrual, salary and benefits would be 1.6% higher than the first nine months of 1995. Salary and employee benefits for 1995 are actually three percent below 1994's expense and compare favorably with 1994 which shows a $435,000 (or 13%) increase over 1993. The increase in 1994 represents merit increases in compensation of 5% and costs incurred with the addition of a deferred plan for certain senior officers (Messrs. Reeves, Eaton, Goldthwait and MacDonald) in light of the termination of the defined benefit pension plan.

      Other expense for the first nine months of 1996 is above the comparable period in 1996 by $60,000 or 1.6%. A portion of that containment of costs is attributable to the temporary relief from FDIC insurance premiums. As a well-capitalized bank, Bar Harbor Banking and trust Company has not been required to pay premiums this year. As of September 30, 1995, the bank had incurred $240,000 in FDIC premiums. In the fourth quarter of 1995, the Bank sought the services of a consulting firm to review existing procedures, seeking greater efficiencies while maintaining quality customer service. The Bank incurred approximately
$120,000 in expenses for these services during the first nine months of 1996 as the project was being completed. Additionally, the Bank is involved in numerous project, including item and document imaging, the conversion of its banking software to a client server model created by its current software vendor, the building of an operations center to house the loan, deposit, credit card and item processing operations of the Bank. Startup and non-recurring costs for these projects are included in the other expenses through September 30, 1996.

      W i th  regard  to  other  expense  for  1995,  expenses  totaling
$3,700,000  compared  more with 1993's expenses of $3,560,000 than those of  1994.  1994 marked a year in which other expenses actually went down by  $285,000 when compared to 1993. During 1993, the Bank took losses on properties  owned  which  resulted from loan problems totaling $264,000.
There were no comparable losses in either 1994 or 1995. There was no one category  of expense which exceeded $50,000 in increased expenditures in
1995.   The Trust Department had recently outsourced its tax preparation
f o r    customers  and  the  initial  outlay  for  that  operation  was approximately $44,000. Fees are now being generated from Trust customers and  are  reflected  in  the  income  earned  by the Trust Department as discussed  earlier.  The  Bank  s  year-to-date  efficiency ratio is 55%
remains  consistent  with  the 1995 ratio and is well under the national average.

      Subsequent to September 30, 1996, the Bank was examined by the Bureau of Banking for the Sate of Maine with a safety and soundness audit and there were no recommendations made which would have a material





effect on the registrant s capital resources, liquidity or operating earnings. The Bank s capital to asset ratio is 10.86% and the Bank far exceeds the required risk based capitol ratio of 8% with its Tier I ratio of 17.0%, total capital ratio of 18.25% and leverage ratio of 10.63%. Using the risk based capital formula, the Bank has capital in excess of requirements of $21,757,000.





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BAR HARBOR BANKSHARES


                                      Sheldon F. Goldthwait, Jr. /s/

Date: November 12, 1996               Sheldon F. Goldthwait, Jr.
                                      President


                                      Virginia M. Vendrell /s/

Date: November 12, 1996               Virginia M. Vendrell
                                      S e n ior    Vice    President,
Treasurer
                                      and Chief Accounting Officer



PAGE
