Form 10-K405
period 1996-12-31
BAR HARBOR BANKSHARES
filed 1997-03-31
CIK 743367

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON DC 20549

                                   FOR 10-K

Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (fee required).
For the fiscal year ended December 31, 1996. Commission File No. 0-13666

                            BAR HARBOR BANKSHARES

State or Other jurisdiction of incorporation or organization: Maine
IRS Employer Identification Number: 01-0393663
Address: P O Box 400, 82 Main Street, Bar Harbor, ME     Zip Code: 04609
Registrant s telephone number, including area code: 207 288-3314

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1997 is:
Common stock, $2.00 par - $66,242,446

The number of shares outstanding of each of the registrant s classes of common stock, as of January 31, 1997 is:
Common stock, 1,820,583

Documents incorporated by Reference:
(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Part II, Items 7 and 8 and Part IV, Item 14 of the Form 10-K.

                                    INDEX
[CAPTION]

#                                     ITEM                      PAGE

 1.     Business                                                3 - 5

 2.     Properties                                              6 - 7

 3.     Pending Legal Proceedings     7

 4      Submission of Matters to a Vote
         of Security Holders                                    7

 5      Market for Registrant s Common Equity
         and Related Stockholders Matters                       7

 6      Selected Financial Data                                 8 - 28

 7      Management s Discussion and Analysis                    29

 8      Consolidated Financial Statements and
         Supplementary Data                                     29

 9      Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure                                             29

10      Directors and Executive Officers                        29-31

11      Executive Compensation                                  32-35

12      Security Ownership of Certain Beneficial
         Owners and Management                                  36-37

13      Certain Relationships and Related
          Transactions                                          37

14      Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                38-39





                                    PART I
ITEM 1.  BUSINESS

Bar Harbor Bankshares, ( the Company ), was incorporated January 19, 1984. As of December 31, 1996, the Company s securities consisted of one class of common stock ( the Common Stock ), par value of $2.00 per share, of which there are 1,718,237 shares outstanding held of record by approximately 1040 stockholders.

The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, Bar Harbor Banking and Trust
Company ( the Bank ). All intercompany balances and transactions have been eliminated in the accompanying financial statements.

The Bank conducts substantially the same business operations as a typical full service, independent, community commercial bank. It has ten offices in coastal Maine, including its principal office located at 82 Main Street, Bar
Harbor, Hancock County and adjacent Washington County. The Hancock County offices are located at Main Street, Northeast Harbor; Main Street, Southwest
Harbor; Main Street, Blue Hill; Route #15, Deer Isle; corner of High and
Washington Streets, Ellsworth; and Main Street, Winter Harbor. The Washington
County offices are located at the corner of Route 1 and 1A, Milbridge; Main
Street, Machias; and Washington Street, Lubec. In January of 1997, the Bank moved its operations, check clearing, technology and mail staff to a newly constructed Operations Center located on Avery Lane in Ellsworth, Maine.

The Mt. Desert Block Company ( the Block Company ), a wholly owned subsidiary of the Bank, owns and manages the real estate upon which all of the Bank s offices are located. The Block Company also owns a parcel of real estate which is not related to the Bank s operations and which is leased for commercial purposes in Lubec; and land adjacent to the Blue Hill bank property. In early 1997, the Block Company will be dissolved with the transfer of real estate made to the Bank.

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

The Bank operates in a highly competitive market. Competition among banks in Maine has increased in recent years as a result of aggressive acquisition programs by statewide holding companies and by completely open interstate banking. The bank continues to be one of the largest independent commercial banks in the State of Maine.





In the Bank s immediate service area there are two other independent commercial banks, one Savings and Loan Association, three savings bank branch offices and three commercial banks which are offices owned by holding companies based outside the state.

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a materially adverse effect on its business. Approximately 86% of the Bank s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, current competitive rates on certificates of deposit, IRAs, NOW and money market accounts and does not anticipate loss of these deposits.

The Bank provides the normal banking services offered by a commercial bank including checking accounts, NOW accounts, all forms of savings and time deposit accounts, individual retirement accounts and KEOGH plans, safe deposit boxes, collections, travelers checks, night depository services, direct deposit payroll services, credit cards, personal money orders, bank-by-mail and club accounts and drive-up facilities at all offices. The Bank also has arrangements with other institutions for the provision of certain services which it does not provide directly, such as computerized payroll services. In addition, the Bank operates a large Trust Department, including an office in Bangor, Maine. The Trust Department handles book assets for clients totaling $258,700,000 and offers professionally managed investment accounts.

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

The Bank is not engaged in any material research activities relating to the development of new services or the improvement of existing services except in the normal course of business activities. As of December 31, 1996 the Bank employed 157 persons in a full or part time basis. The President, Executive
Vice President, Senior Vice Presidents and Vice President in charge of Human
Resources are employed by the Bank as well as serve as officers of the Company. They are not compensated by the Company for their services. There are no employees of the Company.

Since the Bank is located in a summer resort area, a portion of the Bank s business is seasonal in nature. In addition, employment in the sardine and blueberry industries of Washington County is seasonal. As a result of these factors, the Bank has had an annual deposit swing which has been declining in the last several years from swings of more than 20% in the late 1980s, to under 6% for both 1995 and 1996. The reduction in outflow may be attributable to increasing interest rates and to safety and soundness issues as customers choose to have their funds insured by maintaining their deposits in the banking system. Deposits generally peak in late September with the low point in February. This deposit swing is predictable and does not have a materially adverse effect on the Bank. Should the Bank need additional funds for liquidity needs, it may utilize short term borrowing lines set up through the Federal Home Loan Bank of Boston, seek repurchase agreements through a primary securities dealer or draw on its seasonal line at the Federal Reserve
Bank of Boston.

On July 11, 1995, the Board of Directors declared a five-for-one stock split to all shareholders of record as of that date and which took effect on August
7, 1995. All share and per data share included in this Form 10-K have been restated to reflect the stock split.





ITEM 2.  PROPERTIES

The eleven parcels of real estate utilized by the Bank for its operations are owned by the Mt. Desert Block Company ( the Block Company ), a wholly owned subsidiary of the Bank, and are leased to the Bank. These properties are described below:

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

3. An office is located on Main Street, Southwest Harbor, Maine. This property consists of a building constructed in 1975 which was added to and renovated in 1989 to better meet the needs at that location.

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

11. An Operations Center is located on Avery Lane, Ellsworth, Maine and was occupied by the Bank s operations, check clearing, technology, training and mail departments in January of 1997.





The Block Company owns real estate located on Washington Street in Lubec, Maine which is adjacent to the Lubec branch office of the Bank and is presently unoccupied and available for sale.

A parcel of land adjacent to the Blue Hill branch was purchased in 1981.

Aggregate annual rentals paid by the Bank during its last fiscal year for its operating properties did not exceed 5% of its operating expenses.


ITEM 3.  PENDING LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Bar Harbor Bankshares stock is not listed on any national exchange and there is no established trading market for the stock. Since the Company is not aware of the price of all trades, the price is established by determining what a willing buyer will pay a willing seller. The stock prices shown below are based upon quotes received from The Bangor Daily News, and represent a range of the high and low bids for each quarter of 1995 and 1996:


                1st Quarter         2nd Quarter          3rd Quarter             4th Quarter
                High    Low         High    Low          High    Low             High    Low

1996            37.50 to 26.125     44.00 to 37.00       42.00 to 38.00          39.50 to 36.25
1995            17.00 to 16.40      20.00 to 17.00       25.50 to 20.00          28.00 to 25.50


         AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST EARNINGS
[CAPTION]
                                     1996

                                   AVERAGE                         YIELD/
                                   BALANCE           INTEREST       RATE
ASSETS
Loans                              $207,188,449      $ 20,303,252   9.80%
Taxable Investment Securities        93,606,754         6,421,615   6.86%
Non-Taxable Investment Securities    12,940,087           767,161   5.93%
Fed. Funds Sold & Money Market
   Funds                                556,555            30,447   5.47%
Total Interest-Earning Assets      $314,291,845      $ 27,522,475   8.76%
Non-Interest Earning Assets:
Total Cash and Due from               8,877,912
 Less: Allowance for Losses          (4,261,505)
Bank Premises and Equipment           6,880,463
Other Assets                          6,182,539
TOTAL ASSETS                       $331,971,254

LIABILITIES AND STOCKHOLDERS  EQUITY
Interest Bearing Demand Deposits   $ 38,036,466      $    618,043   1.62%
Savings Deposits                     54,503,408         1,370,782   2.52%
Time Deposits                       124,426,589         6,898,950   5.54%
Repurchase Agreements and
   Short Term Borrowings            37,519,384          2,030,030   5.41%
Long Term Borrowings                 6,767,760            363,198   5.37%

TOTAL INTEREST BEARING LIABILITIES $261,253,607      $ 11,281,003   4.27%
Non-Interest Bearing Liabilities:
Non-Interest Bearing Demand
     Deposits                        33,407,813
Other Liabilities                     1,735,263
Stockholders  Equity                 35,574,571

     TOTAL LIABILITIES &
      STOCKHOLDERS  EQUITY         $331,971,254
NET EARNING ASSETS                 $ 53,038,238
NET INTEREST INCOME/NET INTEREST
     SPREAD                                          $ 16,241,472   4.44%
NET INTEREST MARGIN                                                 5.17%






                                                  1995
                                   AVERAGE                         YIELD/
                                   BALANCE           INTEREST       RATE
ASSETS
Loans                              $195,178,495      $ 19,298,629   9.89%
Taxable Investment Securities        84,364,335         5,877,065   6.97%
Non-Taxable Investment Securities    14,138,613           852,051   6.03%
Fed. Funds Sold & Money Market
   Funds                              2,097,962           124,242   5.92%
Total Interest-Earning Assets      $295,779,405      $ 26,151,987   8.84%
Non-Interest Earning Assets:
Total Cash and Due from               7,727,672
 Less: Allowance for Losses          (4,142,571)
Bank Premises and Equipment           5,720,449
Other Assets                          6,027,318
TOTAL ASSETS                       $311,112,273

LIABILITIES AND STOCKHOLDERS  EQUITY
Interest Bearing Demand Deposits   $ 37,109,957      $    606,437   1.63%
Savings Deposits                     57,521,058         1,408,916   2.45%
Time Deposits                       115,118,182         6,412,766   5.57%
Repurchase Agreements and
   Short Term Borrowings             38,440,663         2,175,597   5.66%
Long Term Borrowings                    580,132            20,677   3.56%

TOTAL INTEREST BEARING LIABILITIES $248,769,992      $ 10,624,393   4.27%
Non-Interest Bearing Liabilities:
Non-Interest Bearing Demand
     Deposits                       30,083,671
Other Liabilities                    1,272,847
Stockholders  Equity                30,985,763

     TOTAL LIABILITIES &
      STOCKHOLDERS  EQUITY         $311,112,273
NET EARNING ASSETS                 $ 47,009,413
NET INTEREST INCOME/NET INTEREST
     SPREAD                                          $ 15,527,594   4.57%
NET INTEREST MARGIN                                                 5.25%





                                     1994
                                   AVERAGE                         YIELD/
                                   BALANCE           INTEREST       RATE
ASSETS
Loans                              $174,550,402      $ 16,006,536   9.17%
Taxable Investment Securities        75,333,849         4,911,599   6.52%
Non-Taxable Investment Securities    14,296,651           828,998   5.80%
Fed. Funds Sold & Money Market
   Funds                              1,192,601            48,457   4.06%
Total Interest-Earning Assets      $265,373,503      $ 21,795,590   8.21%
Non-Interest Earning Assets:
Total Cash and Due from               7,664,386
 Less: Allowance for Losses          (3,720,244)
Bank Premises and Equipment           5,684,033
Other Assets                          6,166,864
TOTAL ASSETS                       $281,168,542

LIABILITIES AND STOCKHOLDERS  EQUITY
Interest Bearing Demand Deposits   $ 38,591,994      $    633,346   1.64%
Savings Deposits                     63,106,980         1,621,651   2.57%
Time Deposits                        84,786,001         3,812,734   4.50%
Repurchase Agreements and
   Short Term Borrowings             37,686,124         1,608,404   4.27%
Long Term Borrowings                          0                 0      0%

TOTAL INTEREST BEARING LIABILITIES $224,171,099      $  7,676,135   3.42%
Non-Interest Bearing Liabilities:
Non-Interest Bearing Demand
     Deposits                        28,559,472
Other Liabilities                     1,033,450
Stockholders  Equity                 27,404,521

     TOTAL LIABILITIES &
      STOCKHOLDERS  EQUITY         $281,168,542
NET EARNING ASSETS                 $ 41,202,404
NET INTEREST INCOME/NET INTEREST
     SPREAD                                          $ 14,119,455   4.79%
NET INTEREST MARGIN                                                 5.32%


                        NOTES TO AVERAGE BALANCE SHEET

1. Tax-exempt income is calculated at coupon rate, not adjusted on a tax equivalent basis.

2. At December 31, 1996, loans on non-accrual status totaled $3,541,000. These loans are included in the loan category on the preceding Average Balance Sheet. If interest had been accrued on such loans, interest income on loans would have been $314,000 higher in 1996.

3. Interest on loans includes loan fees pursuant to FASB91 in the following amounts:



                    1996           1995              1994
                    $66,353        $103,788          $176,032


4. The Bank s net interest margin remains above the national average, but has remained at higher than average levels for a number of years. The Bank is a community bank which focuses its efforts on customer relationships and good service while remaining competitive in the demand for loans both in the commercial and consumer sectors. The spread and margin for the Bank have been decreasing gradually over the past three years, as competition for the same customers within the Bank s market area continues to grow. The average rate on the bank s earning assets decreased in 1996 by 35 basis points and the cost of interest bearing liabilities decreased by 17 basis points. This compares with the average rate on earning assets increasing by 63 basis points in 1995 when compared to 1994; and the average rate on interest bearing liabilities increasing by 85 basis points. Although the net interest spread dropped from 1995 to 1996, the drop was not as significant as the drop between 1994 and 1995. The Bank continues to seek quality loans, broadening its customer base as the spread tightens. The effect of rates and volumes is exemplified further in the Rate Volume Analysis found on page 12 of this report.

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

                    YEAR ENDED DECEMBER  31, 1996
                    COMPARED TO DECEMBER 31, 1995

                    INCREASES (DECREASES) DUE TO:
                                  VOLUME          RATE          NET
Loans                           $1,178,248      $ (173,625)   $1,004,623
Taxable Investment Securities      654,084        (109,534)      544,550
Non-Taxable Investment
    Securities                     (71,244)        (13,646)      (84,890)
Federal Funds Sold and
     Money Market Funds            (84,979)         (8,816)      (93,795)

TOTAL INTEREST EARNING ASSETS   $1,676,109      $ (305,622)   $1,370,488

Deposits                        $  373,494      $   86,161     $ 459,655
Repurchase Agreements and
   Short Term Borrowings           (55,225)        (90,342)     (145,567)
Long Term Borrowings               344,202          (1,681)      342,521

TOTAL INTEREST BEARING
      LIABILITIES               $  662,471      $   (5,862)   $  656,609

NET CHANGE IN INTEREST          $1,013,638      $ (299,759)   $  713,879

                                YEAR ENDED DECEMBER  31, 1995
                                COMPARED TO DECEMBER 31, 1994

                                INCREASES (DECREASES) DUE TO:
                                  VOLUME          RATE          NET
Loans                           $1,980,684      $1,311,410    $3,292,093
Taxable Investment Securities      604,581         360,885       965,466
Non-Taxable Investment
    Securities                      (9,243)         32,296        23,053
Federal Funds Sold and
     Money Market Funds             47,287          28,498        75,785

TOTAL INTEREST EARNING ASSETS   $2,623,309      $1,733,088    $4,356,397

Deposits                        $  728,282      $1,632,106    $2,360,388
Repurchase Agreements and
   Short Term Borrowings            41,548         525,645       567,193
Long Term Borrowings                20,677               0        20,677

TOTAL INTEREST BEARING
      LIABILITIES               $  790,507      $2,157,751    $2,948,258

NET CHANGE IN INTEREST          $1,832,802       ($424,663)   $1,408,139

                      INTEREST RATE SENSITIVITY ANALYSIS
                           AS OF DECEMBER 31, 1996
                                 (Unaudited)
                             Amounts in Thousands

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

                                                 ONE TO             GREATER
                             TOTAL TO             FIVE              THAN FIVE
                             ONE YEAR             YEARS              YEARS                  TOTAL
Loans
   Fixed Rate                $ 17,650            $ 18,435           $ 32,123             $ 68,208
   Variable Rate              106,506              37,246                  0              143,752
Investments                    45,541              37,396             24,788              107,725
Federal Funds Sold              2,000                   0                  0                2,000
Interest Rate Swap                  0              15,000                  0               15,000
   TOTAL EARNING ASSETS      $171,697            $108,077           $ 56,911             $336,685

Deposits                     $130,790            $ 19,277           $101,608             $251,675
Repurchase Agreements           8,246                   0                  0                8,246
Borrowings                     31,187              12,721                  0               43,908
Interest Rate Swap              5,000               5,000              5,000               15,000
      TOTAL SOURCES          $175,223            $ 36,998           $106,608             $318,829

Net Gap Position             $ (3,526)           $ 71,079           $(49,697)            $ 17,856
Cumulative Gap                 (3,526)             67,553             17,856               17,856

Rate Sensitive Assets/
Rate Sensitive Liabilities    97.99%              292.12%              53.38%             105.60%


Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Bank has assumed that 4 1/2% of its savings is more rate sensitive and will react to rate changes, and has therefore categorized it in the one-year time horizon. The remainder is stable and is listed in the greater than five year category. NOW accounts, other than seasonal fluctuations approximating $4,000,000, are stable and are listed in the greater than five year category. Money market accounts are assumed to reprice in three months or less. Certificates of deposit are assumed to reprice at the date of contractual maturity. Fixed rate mortgages, totaling $42,000,000 are amortized using the weighted average maturity of 145 months, with an additional prepayment rate of 10%,which approximates the Bank s prior experience.

                       SUMMARY OF INVESTMENT PORTFOLIO






The information presented below is to facilitate the analysis and comparison of sources of income and exposure to risks.


                                      1996         1995           1994
U.S. Treasury Securities           $          0 $  1,000,470   $ 3,007,997

Obligations of Other U.S.
     Government Agencies              11,749,820   13,278,651   13,322,895
Mortgage Backed Securities:
     U.S. Government Agencies         49,255,463   42,764,250   46,739,125
     Other                             6,811,600    8,210,646    4,086,750
Obligations of State and
     Political Subdivision            12,391,860   13,240,946   14,401,790

Other Bonds                            2,508,093    3,714,099    3,521,514

SECURITIES HELD TO MATURITY          $82,716,836  $82,209,062  $85,080,071


Obligations of Other U.S.
     Government Agencies             $13,337,031     8,145,160           0
Mortgage Backed Securities--
     U.S. Government Agencies          5,430,506     5,578,826           0
Other Bonds                                    0       500,000     487,500
Marketable Equity Securities             616,896             0            0

SECURITIES AVAILABLE FOR SALE        $19,384,433  $ 14,223,986  $  487,500


              MATURITY SCHEDULE FOR INVESTMENTS HELD TO MATURITY
                              AT DECEMBER, 1996

                                                       Greater than     Greater than     Greater
                                         One Year      One Year to      Five Years to      than
                                         or Less       Five Years       Ten Years        Ten Years

U.S. Treasury Securities                 $        0    $        0       $        0       $        0
      Average Yield
Obligations of other U.S.
      Government Agencies                 2,000,000      5,750,000       3,999,820                 0
      Average Yield                            6.00           7.30            7.16
Mortgage-backed Securities:
      U.S. Government Agencies                     0    9,284,892        4,678,079        35,292,492
      Average Yield                                           7.37            7.81              7.25
Mortgage-Backed Securities:
      Other                                        0              0      1,858,973        4,952,627
      Average Yield                                                           5.29             7.35
Obligations of State and
      Political Subdivisions              4,144,784     6,422,076                0        1,825,000
      Average Yield                            5.57          6.47                              6.88
Other Bonds                               1,498,970     1,009,123                0                 0
Average Yield                                  6.59          7.56

TOTAL                                    $7,643,754    $22,466,091      $10,536,872      $42,070,119

                                   MATURITY SCHEDULE FOR INVESTMENTS
                                AVAILABLE FOR SALE AT DECEMBER 31, 1996

                                       Greater than        Greater
                                       Five Years to         than
                                       Ten Years           Ten Years
Obligations of Other U. S.
   Government Agencies                 $ 11,500,733        $ 2,000,000
      Average Yield                             7.18                7.18

Mortgage Backed Securities --
    U.S. Government Agencies           $          0        $ 5,430,506
     Average Yield                                                7.49

Other Bonds                                       0                  0
     Average Yield
                                       $ 11,500,733        $ 7,430,506

Mortgage-backed securities are included based upon the final maturity date of the security.

he maturity schedule for securities available for sale excludes marketable equity securities totaling $616,896.

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

The maturities for the mortgage-backed securities are shown at the stated maturity. If the Bank presented mortgage-backed securities by average expected life, the breakdown would be:

                                                       Greater than     Greater than     Greater
                                         One Year      One Year to      Five Years to      than
                                         or Less       Five Years       Ten Years        Ten Years
Mortgage-backed Securities Held
   To Maturity                           $ 2,707,209   $33,183,344      $20,176,510      $          0
Mortgage-backed Securities Available
   For Sale                                3,633,172     1,797,334                0                 0


Changes in the market value of the investment portfolio follow national interest rate fluctuations. As national interest rates remained level for 1996, the value of the portfolio also remained level with the total unrealized gain approximately $300,000 over book value. The Bank does not hold any interest only or principal only bonds, nor does it hold any securities whose market value could change to a greater degree than traditional debt. The Bank does hold one 10-year step up debenture that is backed by the U. S. government. The step up has a fixed rate of interest for the first three years and which then increases incrementally each year until maturity. This debenture is callable at its semi-annual coupon date.

                           SUMMARY OF LOAN PORTFOLIO

                                              1996                     1995             1994

Real estate Loans:
   Construction & Development                  $  8,905,823         $ 8,072,230        $  4,594,803
   Mortgage                                     146,041,165         135,068,891         124,620,343
   Loans to finance agricultural
   production and other loans
   to farmers                                    10,092,214          10,377,194           9,369,651
Commercial and industrial loans                  29,040,315          29,806,328          31,791,148

Loans to individuals for
   household, family and other
   personal expenditures                         17,241,472          17,640,397          15,301,322
All other loans                                     318,911               6,790              21,635
Real Estate Under Foreclosure                       320,147             793,887             294,904

TOTAL LOANS                                    $211,960,047        $201,765,717        $185,993,806

   Less: Allowance for
   possible loan loss                            (4,292,995)          4,047,883           3,891,835
NET LOANS                                      $207,667,052        $197,717,834        $182,101,971

                                               1993                 1992
Real estate Loans:
   Construction & Development                  $  4,606,935        $  5,642,294
   Mortgage                                    107,9338,202          94,906,632
   Loans to finance agricultural
   production and other loans
   to farmers                                     8,217,183           7,174,262

Commercial and industrial loans                  27,533,900          25,621,342
   Loans to individuals for
   household, family and other
   personal expenditures                         14,621,364          12,248,539

All other loans                                     269,371             182,397

Real Estate Under Foreclosure                       328,703             434,384
TOTAL LOANS                                    $163,525,658        $146,209,850
   Less: Allowance for
   possible loan loss                             3,369,387           3,205,868

NET LOANS                                      $160,156,271        $143,003,982


                                PAST DUE LOANS
                            (Amounts in Thousands)

The figures below represent loans past due 30 days or more
 (% is percentage of loans outstanding for a specific category of loans).

                                           1996        %         1995          %      1994        %
Construction & Development                   247      2.8         214         2.7       77       1.7
Real Estate                                4,100      2.8       3,009         2.2    1,713       1.4
Commercial, Industrial
   and other                               1,479      3.8         517         1.3      559       1.4
Loans to individuals                         462      2.7         434         2.5      324       2.1
Loans past due 90 days or
   more and still accruing*                  733      0.4         849          .4      892        .5
Non-Accruing Loans                         3,541      1.7       3,360         1.7    3,139       1.7

                                            1993      %          1992          %

Construction & Development                     0      0.0           377       6.7
Real Estate                                2,177      2.0           4,889     5.2
Commercial, Industrial
   and other                                 615      1.7           1,524     5.9
Loans to individuals                         238      1.6             296     2.4
Loans past due 90 days or
   more and still accruing*                  513       .3             593      .4
Non-Accruing Loans                         2,645      1.6           3,683     2.5

 <F1> *The percentage for loans past due 90 days or more and still accruing and non-accruing loans relate to total loans outstanding.
Each loan in these categories is also included in its past due loan category.

Loans which were non-performing as of December 31, 1995 and for which the real estate was acquired by the Bank in 1996 totaled
$215,000.

                      MATURITY SCHEDULE - LOAN PORTFOLIO
                            As of December 31, 1996

                                             After one
                              One Year       Year through   After five
                              or Less        five years      years
Commercial, Financial
  and Agricultural            $21,097,055    $ 9,004,059    $ 9,031,415

Real estate Construction
  and Land Development        $ 7,561,028    $ 1,344,795

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

The total amount of commercial, financial and agricultural, construction, and land development loans with adjustable interest rates and maturities of greater than one year is $9,882,139 and with fixed interest rates and maturities of greater than one year is $9,498,130.

                                 RISK ELEMENTS

                                      1996          1995           1994         1993          1992
Loans accounted for on a non-
   accrual basis                      $3,541,296    $3,359,857     $3,139,465   $2,644,678    $3,683,185
Accruing loans contractually past
   due 90-days or more                $  732,791    $  849,127     $  891,986   $  512,784    $  593,237

It is the policy of management to review past due loans on a monthly basis. Those loans 90 days or more past due which are not well secured or in the process of collection are designated as non-accruing. This includes government guaranteed loans unless the guaranteed portion has been sold. If interest had been accruing on such loans, interest income on loans would have been $313,584 higher in 1996. Interest collected on these loans totaled $307,645 in 1996 and was included in net income. Non-accrual loans represent 1.7% of average loans for 1996 and 1995.

Management is not aware of any potential problems loans which are not included in the above table.

The Bank makes single-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. The Bank s lending activities are conducted in north coastal Maine. Because of the Bank s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 1996, approximately $27,800,000 of loans were made to companies in the hospitality industry. Of this total indebtedness, 2.8% were 30 days or more delinquent as of December 31, 1996. Loans to real estate investors and developers totaled $14,300,000 in 1996. In the fishing industry in 1996, loans returned to the $10,000,000 found previously in

From the standpoint of large loans to single borrowers, loans of $700,000 or more to one borrower remained constant at 95% as a percentage of stockholders equity for years ended December 31, 1996 and 1995. As most loans granted by the Bank are collateralized by real estate, the ability of the Bank s borrowers to repay is dependent on the level of economic activity and the level of real estate values in the Bank s market area. Because of the increasing health of the tourist industry and other industries in its market area, the Bank has benefited from the economic well-being of its customers.

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

Since 1991, the Bank has utilized the methodology for the review of the allowance for loan losses to be in accordance with the approach suggested by bank regulators through the Interagency Policy Statement on Allowance for Loan and Lease Losses dated December, 1993. The reserve includes specific reserves based on the review of specific credits, a pool of reserves based on historical charge offs by loan types and supplementary reserves reflecting concerns and loan concentrations by industry, by customer and by general economic conditions. The allocation has changed based on concentration of loans in the fishing and tourist related industries.

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

Charged off loans have decreased over the past five years both in dollars (from $1,123,000 in 1992 to $711,000 in 1996) and as a percentage of the average loan portfolio with the exception in 1995. The percentage of charge off to average loans in 1996 represents the lowest percentage (.23%) in the five years presented. For the years ended 1992 through 1995, the majority of charge offs have been commercial loans secured by real estate. However, in 1996, the majority of charge offs were loans to individuals and included many small loans and credit card debt. In 1992, increases in charge offs were attributable to an account where faulty documentation resulted in loss of collateral. The Bank real estate charge offs in 1993 represent charge down of loan balances on troubled loans based on updated fair value appraisals, or highest third party bids at auction.

In 1993 there were two writedowns of REO charged directly to earnings. A property in Northeast Harbor was sold at a loss of $74,000 after paying all expenses, and property on Main Street in Ellsworth was written down by $100,000 to more closely reflect a liquidation. In 1994, the same property in Ellsworth was written down by additional $23,500. This property was sold in 1995 for $120,000. Additionally in 1994, three residential properties owned by the Bank were written down by a total of $58,000 to more closely reflect their market values.

Approximately 28% of the chargeoffs in 1995 represented loans secured by real estate, and 39% represented commercial credits. The increase in commercial loan chargeoffs in 1995 included a chargedown of a large commercial loan. Recoveries offset losses totaling $97,000, $141,000 and $264,900 for the years ended 1995, 1994 and 1993, respectively.

Softness in the economy in the early 1990's, reduction of collateral value, and, in some cases, poor management by the owners of the business have caused the major losses in the commercial area in the early 1990's.

Based on past experience and management s assessment of the present loan portfolio, it is expected that loan charge offs for 1997 will not exceed $500,000.

  Commercial                         $ 44,000
  Real estate mortgages               382,000
  Installments to individuals          74,000

A breakdown of the allowance for possible loan losses is as follows:

                                           1996                              1995                                1994
                                           Percent of                        Percent of                          Percent of
                                           Loans in each                     loans in each                       loans in each
                                           Category to                       Category to                         Category to
                             Amount        Total Loans    Amount             Total Loans      Amount             Total Loans
Real Estate Mortgages        $1,053,500    73.26%         $   915,168         71.34%          $ 1,665,363         69.63%
Installments to individuals     470,100     8.13%             503,777          8.74%              404,942          8.23%
Commercial, financial
   And agricultural             629,000     18.46%            277,775         19.92%            1,220,253         22.13%
Other                           987,250       .15%            965,391          0.00%               80,337           .01%
Unallocated                   1,153,145      0.00%          1,385,772          0.00%              520,940           .00%
TOTAL                        $4,292,995    100.00%        $ 4,047,883        100.00%          $ 3,891,835        100.00%

                        SUMMARY OF LOAN LOSS EXPERIENCE
                                (In thousands)

% = Percentage of Loans Outstanding for a Specific Category of Loans

ALLOWANCE FOR LOAN LOSSES         1996          1995          1994         1993           1992
Balance at beginning of period    $4,048        $3,892        $3,369       $3,206         $2,121

Charge offs:
   Commercial, Financial,
   Agricultural, Others              195           377           122          386            302

   Real Estate Mortgages             131           256           267          505            633

   Installments to individuals       385           268           189          290            188

Total Charge Offs                    711           901           578        1,181          1,123

Recoveries:
   Commercial, Financial,
   Agricultural, Others                73             20            47          101             55
   Real Estate Mortgages               94             20            54          118             49
   Installments to individuals         69             57            40           45             39
Total Recoveries                      236             97           141          264            143

Net Charge Offs                       475            804           437          917            980
Provision Charge to Operations        720            960           960        1,080          2,065

Balance at End of Period           $4,293        $ 4,048        $3,892       $3,369         $3,206


Average loans outstanding
   during period                $ 207,188       $195,178      $174,550     $153,232       $146,257

Net Charge Offs to Average
   Loans Outstanding during
   Period                             .23        .41           .25          .60            .67


                         SUMMARY OF DEPOSIT PORTFOLIO
                                 (In thousands)

                               1996                     1995                       1994
                                      Average          Average          Average          Average          Average          Average
                                      Balance          Rate             Balance          Rate             Balance          Rate
Demand Deposits                        33,408                            30,084                            28,559
NOW  Accounts                          38,036          1.62%             37,110          1.63%             38,592          1.64%
Savings Accounts                       54,503          2.52%             57,521          2.45%             63,107          2.57%
Time Deposits                         124,427          5.54%            115,118          5.57%             84,786          4.50%
Total Deposits                        250,374                           239,833                           215,044



          MATURITY SCHEDULE FOR TIME DEPOSITS
                   $100,000 OR MORE

                                  Over Three              Over Six
     Three Months                 Months Through          Months Through           Over
     or Less                      Six Months              Twelve Months            Twelve Months
     $ 5,579,061                  $ 3,837,764             $ 3,462,260              $ 1,965,303



                        RETURN ON EQUITY AND ASSETS

                               1996            1995         1994
Return on Average Assets        2.02            1.89         1.75
Return on Average Equity       18.86           18.97        17.93
Dividend Payout Ratio          30.22           25.07        25.75
Average Equity Capital to
    Average Assets Ratio       10.71            9.96         9.75


As of January 1, 1997, there were approximately 1040 holders of record of Bar Harbor Bankshares common stock.

Dividends have been paid by the company during 1996 and 1995, as follows:


                          March      June      September     December
      1996                $ 0.20     $ 0.20     $ 0.25       $ 0.53
      1995                  N/A      $ 0.36       N/A        $ 0.50


                             SHORT TERM BORROWINGS
                                     (In thousands)

                                                                                Average       Weighted
                                                  Weighted       Maximum        Amount        Average
                                    Balance       Average        Outstanding    Outstanding   Interest
                                     at end       Interest       During         During        Rate During
                                    of Period     Rate           Period         Period        Period
1996
FHLB Advances                       $  43,908       5.62%        $ 41,000       $  30,811      5.68%
Wholesale Repurchase Agreements     $       0        .00 %       $ 10,000       $     583      5.47%

1995
FHLB Advances                       $  26,700      5.85%         $  29,000      $   17,058     5.84%
Wholesale Repurchase Agreements     $       0      0.00%         $  18,250      $    4,338     6.16%

1994
FHLB Advances                       $  25,000      5.54%         $  50,000      $  28,904      4.28%
Wholesale Repurchase Agreements     $         0    0.00%         $  11,000      $   4,810      4.22%


The terms for short-term FHLB advances taken in 1996 ranged from 2 days to 340 days and averaged 49 days. The terms for wholesale repurchase agreements taken in 1996 ranged from 7 days to 14 days and averaged 8 days.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following data represents selected year end financial information for the past five years. All information is unaudited.
                    (In thousands, except per share data)

BALANCE SHEET TOTALS      1996     1995       1994      1993      1992
Total Assets         $345,143   $326,609    $296,687  $257,347   $247,149
Net Loans             207,667    197,718     182,102   160,156    143,004
Total Deposits        251,675    251,471     225,545   203,523    195,723
Total Equity           37,887    33,243       28,761    24,987     23,558
Average Assets        331,971    311,112     281,169   249,773    231,114
Average Equity         35,575     30,986      27,405    25,784     23,563

STATEMENT OF EARNINGS TOTALS
Interest Income      $ 27,522   $ 26,152    $ 21,795  $ 19,855   $ 20,283
Interest Expense       11,281     10,624       7,676     6,775      7,997
Net Interest Income    16,241     15,528      14,119    13,080     12,286
Provision for Loan
   Losses                 720        960         960      1,080     2,065
Net Interest Income
   After provision for
   Loan Losses         15,521     14,568      13,159     12,000    10,221
Non-interest income
   (Includes net security
   gains {losses])       5,000     4,398       4,012     4,153      3,576
Non-interest expense    10,914    10,471      10,161    10,957      9,169
Applicable income
   Taxes                 2,899     2,616       2,096     1,632      1,254
Net income before Cumulative Effect of
   Accounting Change     6,709     5,879       4,914     3,564      3,374
Cumulative Effect of
   Accounting Change         0      0              0    (1,058)
Net Income             $ 6,709  $  5,879     $ 4,914   $ 2,506    $ 3,374
PER SHARE DATA:
(Restated for five-for-one stock split in 1995)
Income Before Cumulative Effect of
   Accounting Change    $3.90   $ 3.43      $ 2.87    $ 2.09     $ 1.87
Cumulative Effect of Change in
   Accounting for Postretirement
   Benefits, Net of Income
   Tax Benefit          $ 0.00  $ 0.00      $ 0.00    ($ 0.62)   $ 0.00
Net Income              $ 3.90  $ 3.43      $ 2.87     $ 1.47    $ 1.87
Dividends               $ 1.18  $ 0.86      $ 0.74     $ 0.62    $ 0.42
Weighted average number of
   Common shares outstanding,
   In thousands         1,718    1,713       1,710     1,707      1,806
Return on total average
   Assets/Net Income      2.02%  1.89%       1.75%     1.00%      1.46%





                  SUPPLEMENTARY FINANCIAL DATA BY QUARTERS
                    (In thousands except per share data)

1996                   1st Quarter 2nd Quarter  3rd Quarter   4th Quarter
Interest Income        $ 6,757     $ 6,735      $ 7,019       $ 7,012
Interest Expense         2,307       2,250        2,162         2,169
Net Interest Income      3,940       3,866        4,233         4,203
Provision for Losses       240         240          120           120
Security Gains
   (Losses)                  0          17            0             0
Income Before Income
    Taxes                2,190       2,165        2,817         2,436
Income Taxes               668         656          727           849
Net Income               1,522       1,509        2,090         1,588
Earnings Per Share      $ 0.89      $ 0.88      $  1.22        $ 0.92

1995                   1st Quarter 2nd Quarter  3rd Quarter   4th Quarter
Interest Income        $ 5,992     $ 6,518      $ 6,902       $ 6,740
Interest Expense         2,370       2,660        2,767         2,827
Net Interest Income      3,622       3,858        4,135         3,913
Provision for Losses       240         240          240           240
Security Gains
   (Losses)                  0           0            0             0
Income Before Income
    Taxes                1,884       2,150        2,706         1,755
Income Taxes               576         650          859           531
Net Income               1,308       1,500        1,846         1,225
Earnings Per Share      $ 0.76      $ 0.88      $ 1.08         $ 0.71

ITEM 7. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in the section captioned Management s Discussion and Analysis of Financial Condition and Results of Operations in the Company s Annual Report is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required are contained on pages 12 through 30 of the Company s Annual Report for the year ended December 31, 1996 and are incorporated herein by reference.

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

[1] Frederick F. Brown, Director, Age 70. Mr. Brown s principal occupation during the past five years has been as proprietor and owner of F. T. Brown Company, which owns and operates a hardware store in Northeast Harbor and as one-third owner of Island Plumbing & Heating in Northeast Harbor. He also serves as President of Northeast Harbor Water Company. Mr. Brown first was elected as a director on October 2, 1979.

[2] Robert C. Carter, Director. Mr. Carter s principal occupation is owner and operator of the Machias Motor Inn, Machias, Maine. Mr. Carter was first elected as a director on October 1, 1996.

[3] Thomas A. Colwell, Director. Age 52. Mr. Colwell s principal occupation during the past five years has been as owner of Colwell Brothers, Inc. He also serves as a member of the Board of Directors of the Maine Lobster Pound Association. Mr. Colwell was first elected as a director on October 1, 1991.

[4] Bernard K. Cough, Director, Age 69. Mr. Cough s principal occupation during the past five years has been owner/operator of several motels, including the Atlantic Oakes Motel, Atlantic Eyrie Lodge, Inc., Brookside Motel, Bay View, Inc., and Ocean Gate, Inc. Mr. Cough is also Treasurer of Cough Bros., Inc. and President of Downeast Inns, Inc. Mr. Cough was first elected as a director on October 1, 1985.

[5] Peter Dodge, Director, Age 53. Mr. Dodge is President of the Peter Dodge Agency (a Maine corporation) d/b/a the Merle B. Grindle Insurance Agency in Blue Hill, Maine. He is also Director and Treasurer of Coastal Holdings, Inc., Trustee of George Stevens Academy, and Director, Bagaduce Music Lending Library. He was first elected as a director on October 6, 1987.

[6] Dwight L. Eaton, Senior Vice President and Trust Officer, Age 61. Mr. Eaton s principal occupation during the past five years has been as Senior Vice President and Trust Officer of Bar Harbor Banking and Trust Company. He serves as Chairman and Director of the Acadia Corporation. Mr. Eaton first was elected as a Director on October 4, 1988.

[7] Ruth S. Foster, Director, Age 67. Mrs. Foster s principal occupation is the President and principal stockholder of Ruth Foster s, a children s clothing store in Ellsworth, Maine. Mrs. Foster first was elected as a director on October 7, 1986.

[8] Robert L. Gilfillan, Chairman of the Board of Directors, Age 69. Mr. Gilfillan s principal occupation during the past five years has been as the owner and President of the West End Drug Company in Bar Harbor. Mr. Gilfillan first was elected as a director on November 5, 1957.

[9] Sheldon F. Goldthwait, Jr., President and Chief Executive Officer, Age
58. He was appointed President and Chief Executive Officer of Bar Harbor Banking and Trust Company January 1, 1995. Prior to that he served as Executive Vice President of Bar Harbor Banking and Trust Company. He serves as Treasurer and Director of the Acadia Corporation. Mr. Goldthwait first was elected as a director on October 4, 1988.

[10] James C. MacLeod, Director, Age 72. Mr. MacLeod is retired. Mr. MacLeod served as Vice President of the Bank until his retirement in December of 1987. He was appointed as a Vice president of the Bank in 1972 and was first elected as a director of the Bank on November 7, 1961.

[11] John P. McCurdy, Director, Age 65. Prior to his retirement in 1991. Mr. McCurdy s principal occupation was the owner and operator of McCurdy Fish Company of Lubec, a processor of smoked herring. Mr. McCurdy first was elected as a director on October 2, 1979.

[12] Jarvis W. Newman, Director, Age 61. Mr. Newman is the owner of Newman Marine, a boat brokerage in Southwest Harbor. Mr. Newman first was elected as a Director on October 5, 1971.

[13] Robert M. Phillips, Director, Age 55. Mr. Phillips is an officer of International Foods Network, an exporter of a variety of food products, located in Sullivan, Maine. He was first elected as a director on October 5, 1993.

[14] John P. Reeves. Director, Age 62. Mr. Reeves is retired. He was elected as President and Chief Executive Officer of Bar Harbor Banking and Trust Company in 1986 and retired in 1994. He first was elected as a director on October 6, 1970.

[15] Abner L. Sargent, Director, Age 72. Mr. Sargent is former owner and designated broker of High Street Real Estate and Vice President and Treasurer of Sargent s Mobile Homes, Inc., of Ellsworth. He first was elected as a director on October 6, 1981.

[16] Lynda Z. Tyson, Director, Age 41. Mrs. Tyson is Chief Operating Officer and Marketing Director of Tyson & Partners, Inc., a marketing communications consulting firm in Bar Harbor. Mrs. Tyson was first elected as a director on October 5, 1993.

ITEM 11.  EXECUTIVE COMPENSATION
Officers of the Company do not, as such, receive compensation. The following table sets forth cash compensation received during the Bank s last fiscal year by the executive officers for whom such compensation exceeded $100,000.

                       SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION
                                                                                       Other
Name and                                                                               Annual
Principal                                           Salary             Incentive       Compensation
Position                               Year          ($)                  ($)          ($)
John P. Reeves                         1994         $ 135,000          $ 17,629        $        0
Retired President and                  1995                 0             4,922
Chief Executive Officer                1996            ---                ---             ---

Sheldon F. Goldthwait, Jr.             1994         $  92,000          $ 12,084        $        0
President and                          1995         $ 130,000          $ 23,108        $        0
Chief Executive Officer                1996         $ 135,990          $ 27,428                 0

Dwight L. Eaton                        1994         $  92,000          $ 12,084        $        0
Senior Vice President                  1995         $  94,000          $ 17,637        $        0
and Trust officer                      1996         $  95,992          $ 19,460                 0

Lewis H. Payne                         1994         $ N/A              $ N/A           $        0
Executive Vice President               1995         $ N/A              $ N/a           $        0
                                       1996         $ 88,594           $ 17,634                 0

Virginia M. Vendrell                   1994         $ N/A              $ N/A           $        0
Senior Vice President                  1995         $ N/A              $ N/A           $        0
and Chief Financial Officer            1996         $ 83,609           $ 16,631                 0

LONG TERM COMPENSATION
                                                     AWARDS                            PAYOUT
                                                    Restricted
                                                    Stock                              LTIP
                                                    Awards             Options/        Payouts
                                       Year         ($)                SARs (#)           ($)
John P. Reeves                         1994         $     0                0           $      0
                                       1995               0                0                  0
                                       1996               0                0                  0
Sheldon F. Goldthwait, Jr.             1994               0                0                  0
                                       1995         $     0                0           $      0
                                       1996               0                0                  0
Dwight L. Eaton                        1994               0                0                  0
                                       1995         $     0                0           $      0
                                       1996               0                0                  0
Lewis H. Payne                         1994               0                0                  0
                                       1995         $     0                0           $      0
                                       1996               0                0                  0
Virginia M. Vendrell                   1994               0                0                  0
                                       1995         $     0                0           $      0
                                       1996               0                0                  0





ALL OTHER COMPENSATION ($)
John P. Reeves                         1994         $ 4,984
                                       1995         $     0
                                       1996         $     0
Sheldon F. Goldthwait, Jr.             1994         $ 2,384
                                       1995         $ 3,522
                                       1996         $24,035
Dwight L. Eaton                        1994         $ 2,937
                                       1995         $ 3,439
                                       1996         $36,175
Lewis H. Payne                         1994         N/A
                                       1995         N/A
                                       1996          1,752
Virginia M. Vendrell                   1994         N/A
                                       1995         N/A
                                       1996            570

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

                          COMPENSATION OF DIRECTORS

Each of the directors of the Company is a director of the Bank and as such receives a fee of $250.00 for each committee meeting attended and $300.00 fee for attending the monthly Full Board Meeting. The fee paid for the Annual Meeting is $500.00 per member of the Board of Directors. Meetings of the Board of Directors of the Bank are held monthly. No directors fees are paid to the directors of the Company as such. Those directors of the Bank who are also officers do not receive directors fees.

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

The Bank offers a 401(k) plan to all employees who have completed one year of service and who have attained the age of 21. Employees may elect to defer from 1% to 15% of their salaries subject to a maximum amount determined by a formula annually, which amount was $9,500 in 1996 and $9,240 in 1995 and 1994. In 1996, the Bank matched employee contributions to the 401(k) plan to the extent of 25% of the first 6% of salary for a total contribution by the Bank of $51,979. The Bank match for 1995 and 1994 was $46,637 and $42,590, respectively. During 1996, the Bank contributed to each participating employee an additional 3% of the employee s salary. The total contribution made for the non-contributory plan was $128,014, $122,386, and $113,432 for years ended December 31, 1996, 1995 and 1994, respectively. This ono-contributory plan was established in 1994 and any future contributions by the Bank will be determined annually by the vote of the Board of Directors.

In 1996, 1995, and 1994, the Bank provided a restricted stock purchase plan through which each employee having one year of service may purchase up to 100 shares of Bar Harbor Bankshares stock at the current fair market price as of a date determined by the Board of Directors. These shares may be purchased through a direct purchase or through the employees 401(k) accounts.

At December 31, 1996, employees exercised their right to purchase 2,346 shares at $38.25 per share, with the actual purchase transpiring in January of 1996. At December 31, 1995, employees exercised their right to purchase 4,632 shares at $28.00 per share, with the actual purchase transpiring in January of 1996.

The Bank provides certain of its officers with individual memberships in local civic organizations and clubs. The aggregate value of these benefits with respect to any individual officer did not exceed $5,000 during the Bank s last fiscal year.

The Bank has entered into agreements with Messrs. Avery, Reeves, Goldthwait, and Eaton whereby those individuals or their beneficiaries will receive upon death or retirement an annual supplemental pension benefit over a period of 10 years in the amount of $15,000 (in the case of Messrs. Avery and Reeves) and in the amount of $10,000 (in the case of Messrs. Goldthwait and Eaton). This plan is unfunded and benefits will be paid out of Bank earnings. Mr. Avery received his final installment prior to his death in 1996. Mr. Reeves began drawing his annual installment of $5,300.04 (reduced for early retirement) as of January 1, 1995.

In 1993, the Company established a non-qualified supplemental retirement plan for Messrs. Reeves, Eaton, Goldthwait and MacDonald. The agreements provide supplemental retirement benefits payable in installments over twenty years upon retirement or death. The Company recognizes the costs associated with the agreements over the service lives of the participating officers. The cost relative to the supplemental plan was $106,497, $98,273, and $368,898, for 1996, 1995, and 1994, respectively. The agreements with Messrs. Reeves, Eaton, Goldthwait and MacDonald are in the amounts of $49,020, $22,600, $37,400 and $7,700 respectively. Mr Reeves began drawing his annual installment of $49,020 as of January 1, 1995.

Officers of the Bank are entitled to participate in certain group insurance benefits. In accordance with Bank policy, all such benefits are available generally to employees of the Bank.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, to the knowledge of the Company, Bernard K. Cough was the only beneficial owner of more than five percent of the Company s common stock. Mr. Cough s address is 117 Eden Street, Bar Harbor, Maine.

The following table lists, as of December 31, 1996, the number of shares of Common Stock and the percentage of the Common Stock represented thereby, beneficially owned by each director and nominee for director, and by all principal officers and directors of the Company as a group.

Director, Principal                    Amount of
Officer or                             Beneficial             Percent of
Nominee                                Ownership                  Class

Frederick F. Brown                      12,570                 *
Robert C. Carter                           550                 *
Thomas A. Colwell                        2,700                 *
Bernard K. Cough                        86,510                5.03
Peter Dodge                              2,430                 *
Dwight L. Eaton                          3,881                 *
Ruth S. Foster                           1,675                 *
Robert L. Gilfillan                     39,965                2.33
Sheldon F. Goldthwait, Jr.              11,160                 *
James C. MacLeod                        20,300                1.18
John P. McCurdy                          3,300                 *
Jarvis W. Newman                        15,050                 *
Lewis H. Payne                           2,559                 *
Robert M. Phillips                         550                 *
John P. Reeves                          12,645                 *
Abner L. Sargent                         3,500                 *
Marsha C. Sawyer                         1,050                 *
Lynda Z. Tyson                             600                 *
Virginia M. Vendrell                     1,520                 *

Total Ownership of all directors and
principal officers of Company as a
group (20 persons)                     222,515                12.95

   <F1> * Less than one percent


For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13-d-3 promulgated under the Securities Exchange Act of 1934 as amended. Direct beneficial ownership includes shares held outright or jointly with others. Indirect beneficial ownership includes shares held in the same name of a director s spouse or minor children or in trust for the benefit of a director or member of his or her family. Indirect beneficial ownership does not include, in the case of each director, one sixteenth (3,043 shares) of the 48,680 shares (2.83%) of the Common Stock held by two trusts which shares, for purposes of voting, are allocated equally among the directors of the bank under the terms of the respective trust instruments. No director has any other beneficial interest in such shares. Ownership figures for directors and nominees include directors qualifying shares owned by each person named.

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

                                                              PAGE
Independent Auditor s Report                                        9
Consolidated Statements of Financial Condition
   December 31, 1996 and 1995                                      10
Consolidated Statements of Earnings for the years ended
   December 31, 1996, 1995 and 1994                                11
Consolidated Statements of changes in the Stockholders
   Equity for the years ended
   December 31, 1996, 1995 and 1994                                12
Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994                                13
Notes to Consolidated Financial Statements                    14 - 25
   (a) (2)   Financial Data Schedule
             See Item 14(d)
   (a) (3)   Listing of Exhibits -- see Item 14
   (b)       Report on Form 8-K not applicable
           Exhibits -- EXHIBIT INDEX

EXHIBIT INDEX - 14
NUMBER
2.   Plan of Acquisition, reorganization       Incorporated by reference
     agreement, liquidation or succession      to Form S-14 dated
                                               March 14, 1984
3.   Articles of Incorporation and Bylaws      Incorporated by reference
                                               To Form S-14 dated
                                               March 14, 1984
4.   Instruments defining the rights of        Not Applicable
     security holders, including indentures
9.   Voting Trust Agreements                   Not Applicable
10.  Material Contracts                        Incorporated by reference
                                               to Form 10-K dated
                                               December 31, 1986
11.  Statement re: computation of per          Not Applicable
     share earnings
12.  Statement of computation of ratios        Not Applicable
13.  Annual report to security holders         Enclosed herewith
16.  Letter re: change in certifying           Not Applicable
     accountant





18.  Letter re: change in accounting           Not Applicable
     principles

21.  Subsidiaries of the registrant            Incorporated by reference
                                               to Form 10-K dated
                                               December 31, 1986
22.  Published report regarding matters        Not Applicable
     submitted to vote of security holders
23.  Consents of experts and counsel           Not Applicable
24.  Power of Attorney                         Not Applicable
27.  Financial Data Schedule                   Enclosed Herewith
28.  Information from reports furnished to
     State insurance regulatory authorities    Not Applicable





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

March 31, 1997
