Form 10-Q
period 1997-03-31
BAR HARBOR BANKSHARES
filed 1997-05-15
CIK 743367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997.
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

     YES XX            NO



Indicate the number of shares outstanding of each of the issuer s classes of common stock as of March 31, 1997:

              Common Stock:   1,820,583

PAGE

                              TABLE OF CONTENTS

                                                         Page
Financial Information
Item I.  Financial Statements

     Consolidated Balance Sheets
    December 31, 1996 and March 31, 1997                  3-4

    Consolidated Statements of Earnings
    Three months ended March 31, 1995, 1996 and 1997      5

    Consolidated Statements of Changes in
    Stockholders  Equity
    Three months ended March 31, 1996 and 1997            6

    Consolidated Statement of Cash Flows
    Three months ended March 31, 1996 and 1997            7-8

    Rate Volume Analysis
    Three months ended March 31, 1996 and 1997            9

    Rate Sensitivity Report
    As of March 31, 1997                                  10

    Notes to Financial Statements                        11-15

Item 2.  Management s Discussion and Analysis of
         Financial Condition and Results of
         Operations                                      16-19

Signature Page                                           20

PAGE

        BAR HARBOR BANKSHARES AND SUBSIDIARY
    CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
         MARCH 31, 1997 AND December 31, 1996

                                        March 31    December 31,
                                            1997            1996


ASSETS
   Cash and Due from Banks           $  9,857,083  $ 11,298,408
   Federal Funds Sold                           0     2,000,000
   Investment Securities
       Securities available for sale   19,541,404    19,384,433
       Securities held to maturity
        (Market value $82,220,584,
        in 1997; $83,067,746 in 1996)  82,900,482    82,716,836
   Other Securities                     5,448,569     5,623,639
   Loans held for sale                    441,675       336,540
   Loans, net of allowance for possible
    loan losses of $4,366,173 in 1997
    And $4,292,995 in 1996            210,320,843   207,667,053
   Premises and Equipment               7,621,612     7,498,046
   Other Assets                         9,050,858     8,617,790
TOTAL ASSETS                         $345,182,526  $345,142,745


LIABILITIES AND STOCKHOLDERS  EQUITY
LIABILITIES
   Deposits
       Demand Deposits               $ 33,418,916  $ 35,918,779
       NOW Accounts                    37,597,430    40,529,509
       Savings Deposits                50,833,577    53,085,062
       Time, $100,000 and over         15,748,031    14,611,616
       Other Time                     106,776,570   107,530,192
   Total Deposits                     244,374,524   251,675,158
   Securities Sold Under Repurchase
       Agreements                       5,393,334     8,246,079
   Advances from Federal Home
       Loan Bank                       52,550,129    43,908,263
   Other Liabilities                    3,956,342     3,426,320
   Total Liabilities                  306,274,329   307,255,820
   Commitments and Contingent Liabilities
       Capital Stock, Par Value $2
       Authorized 10,000,000 shares
       Issued 1,820,583 in 1997
       and 1,818,237 in 1996            3,641,166     3,636,474
   Surplus                              7,574,170     7,489,127
   Retained Earnings                   29,297,581    28,204,829
PAGE





       Net Unrealized Appreciation on
       Securities available for sale,
       Net of Tax Expense (Benefit) of
       ($136,371)in 1997 and tax of
       $53,321 in 1996                    (264,720)    (103,505)
   Less: Cost of 100,000 shares of
       Treasury Stock                   (1,340,000)  (1,340,000)
TOTAL STOCKHOLDERS  EQUITY              38,908,197   37,886,925
TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY                             $345,182,526 $345,142,745

The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                 BAR HARBOR BANKSHARES AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)

                             THREE       THREE       THREE
                             MONTHS      MONTHS      MONTHS
                             ENDING      ENDING      ENDING
                             03/31/97    03/31/96    03/31/95

Interest & Fees on Loans     $5,026,419  $5,002,507  $4,413,005

Interest & Dividends on
   Investment Securities:
     Taxable Interest Income  1,595,692  1,468,129    1,243,323
     Non-taxable Interest Inc.   179,565    195,476     215,370
     Dividends                    96,008     85,498     104,376
Federal Funds Sold                 9,183      5,193      16,074
TOTAL INTEREST INCOME          6,906,867  6,756,803   5,992,148


Interest on Deposits            2,138,874 2,307,076   1,794,598
Interest on Borrowings            726,079   509,942     575,408

TOTAL INTEREST EXPENSE        2,864,953   2,817,018   2,370,006

Net Interest Income           4,041,914   3,939,785   3,622,142
Provision for Loan Losses       180,000     240,000     240,000
Net Interest Income after
   Provision for Loan Losses  3,861,914   3,699,785   3,382,142

Other Income                  1,026,839   1,001,427     883,606
Net Security Gains (Losses)     (55,852)          0           0
Other Expenses:
   Salaries & Employee Ben.   1,459,506   1,401,822   1,208,523
   Other                      1,054,927   1,109,440   1,173,046

Income Before Income Taxes    2,318,468   2,189,950   1,884,179
Income Tax Expense              743,953     667,700     575,870
NET INCOME                   $1,574,515  $1,522,250  $1,308,309

PER COMMON SHARE DATA, RESTATED
   FOR FIVE-FOR-ONE SPLIT IN 1995:
   BASED ON 1,713,605 SHARES FOR
   1995, 1,718,237 FOR 1996 AND
   1,720,583 SHARES FOR 1997     $0.92       $0.89       $0.76

DIVIDENDS PER SHARE              $0.28       $0.20       $0.00

The accompanying notes are an integral part of these consolidated financial statements.

PAGE

   BAR HARBOR BANKSHARES AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
   QUARTERS ENDED MARCH 31, 1995, 1996 AND 1997
                             (UNAUDITED)

                                                                     NET UNREA-                  NET
                                                                     LIZED LOSS                  STOCK-
                          CAPITAL                     RETAINED       ON AVAILABLE  TREASURY      HOLDERS
                          STOCK         SURPLUS       EARNINGS       FOR SALE      STOCK         EQUITY
Balance, 12/31/94          3,619,670     7,314,408     19,118,678       $48,027   (1,340,000)   28,760,783
Net Earnings                                            1,308,309                                 1,308,309
Cumulative effect to record
 appreciate on securities
 available for sale                                                                                      0
Cash Dividends Declared                                                                                  0
Net Unrealized Appreciation
    on Securities Available for
    Sale, Net of Tax of $37,388                                          24,550                      24,550
Sale of Stock (3,770* Shares)  7,540         54,288             0             0              0       61,828

Balance, 3/31/95           $3,627,210    $7,368,696   $20,426,987      $  72,557   ($1,340,000)    $72,557
    $30,155,470

Balance 12/31/95           $3,627,210    $7,368,695   $23,523,626        $ 63,293  ($1,340,000) 33,242,824
Net earnings                                            1,574,515                                 1,574,515
Cash dividends declared                                  (343,647)                                 (343,547)
Net unrealized depreciation
 on securities available for sale,
 net of tax benefit of $25,383                                           (112,566)                (112,566)
Sale of Stock
   (4,632 shares)               9,264       120,432                                                 129,696

Balance 03/31/96           $3,636,474    $7,489,127   $24,754,494    ($   49,273)  ($1,340,000) $34,490,822

Balance 12/31/96           $3,636,474    $7,489,127   $28,204,829    ($  103,505)  ($1,340,000) $37,886,925
Net earnings                                            1,574,515                                  1,574,515
Cash dividends declared                                  (481,763)                                 (481,763)
Net unrealized depreciation
 on securities available for sale,
 net of tax benefit of $189,692                                         (161,215)                  (161,215)
Sale of Stock
   (2,346 shares)               4,692        85,043                                                  89,735

Balance 03/31/97           $3,641,166    $7,574,170   $29,297,581    ($ 264,720)  ($1,340,000)  $38,908,197

*Number of shares of stock have been restated to reflect a five-for-one stock split declared July 11, 1995.
The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                BAR HARBOR BANKSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                        (UNAUDITED)

                                                                     MARCH 31,           MARCH 31
                                                                     1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                                       $1,574,515          $ 1,522,250

    ADJUSTMENTS TO RECONCILE NET EARNINGS TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION                                                   222,578              156,802
         PROVISION FOR LOAN LOSSES                                      180,000              240,000
         PROVISION FOR LOSSES ON OTHER REAL ESTATE OWNED                      0               (2,510)
         NEW LOANS ORIGINATED FOR SALE                                (925,290)           (2,894,790)
         PROCEEDS FROM SALE OF MORTGAGES HELD FOR SALE                 861,267             2,892,941
         GAIN ON SALE OF MORTGAGES ORIGINATED FOR SALE                 (27,569)               (6,136)
         NET SECURITIES LOSSES (GAINS)                                  55,852                     0
         NET AMORTIZATION OF BOND PREMIUM                               22,985                64,122
         (GAIN) LOSS ON SALE OF PREMISES AND EQUIPMENT                       0                     0
         NET CHANGE IN OTHER ASSETS                                   (337,212)             (829,220)
         NET CHANGE IN OTHER LIABILITIES                               530,022               753,759
    NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,113,056             1,897,218



CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASES OF SECURITIES HELD TO MATURITY                         (5,053,484)         ( 7,058,576)
    PROCEEDS FROM THE MATURITY & PRINCIPAL PAYDOWNS
         OF SECURITIES HELD TO MATURITY                               4,846,744            2,007,718
    PROCEEDS FROM SALE OF SECURITIES HELD TO MATURITY                   119,218            3,500,000
    PURCHASES OF SECURITIES AVAILABLE FOR SALE                         (500,000)          (3,001,875)
    PROCEEDS FROM THE MATURITY & PRINCIPAL PAYDOWNS
         OF SECURITIES AVAILABLE FOR SALE                                38,853               2,363
    PROCEEDS FROM CALL OF SECURITIES AVAILABLE FOR SALE                  60,021             500,000
    NET LOANS MADE TO CUSTOMERS                                      (2,860,140)            143,572
    CAPITAL EXPENDITURES                                               (346,144)           (154,462)
    PROCEEDS FROM SALE OF FIXED ASSETS                                        0                   0
    NET CASH USED IN INVESTING ACTIVITIES                            (3,694,932)         (4,061,260)


CASH FLOWS FROM FINANCING ACTIVITIES:
    NET CHANGE IN SAVINGS, NOW AND DEMAND DEPOSITS                   (7,683,427)         (6,686,550)
    NET CHANGE IN TIME DEPOSITS                                         382,793           1,005,002
    NET CHANGE IN REPURCHASE AGREEMENTS                              (2,852,745)           (464,443)
    PROCEEDS FROM FEDERAL HOME LOAN BANK                              3,000,000           9,000,000
    REPAYMENT OF ADVANCES FROM FEDERAL HOME LOAN BANK                (5,000,000)         (4,000,000)
    NET CHANGE IN SHORT TERM OTHER BORROWED FUNDS                    10,641,866          (1,608,855)
    PROCEEDS OF SALE FROM CAPITAL STOCK                                  89,735             129,696
    PAYMENTS OF DIVIDENDS                                             (481,763)            (343,647)





NET CASH PROVIDED BY FINANCING ACTIVITIES                            (1,903,541)         (2,968,797)
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS                  (3,441,325)         (5,132,839)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       13,298,408          12,559,797

CASH AND CASH EQUIVALENTS AT END OF QUARTER                          $9,857,083          $ 7,426,958

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CASH PAID DURING THE YEAR FOR:
         INTEREST                                                    $2,840,619           $2,805,299
         INCOME TAXES                                                   279,000           $    5,000
NON-CASH TRANSACTIONS:
    TRANSFER FROM LOANS TO REAL ESTATE OWNED (OTHER ASSETS)                   0           $   70,000
   TRANSFER OF SECURITIES FROM HELD TO MATURITY
         TO AVAILABLE FOR SALE                                                0                    0

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PAGE

                        RATE VOLUME ANALYSIS

   The following table represents a summary of the changes in interest earned and interest paid as a result of changes in rates and changes in volumes.
   For each category of earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to change in rate (change in rate multiplied by old volume) and change in volume (change in volume multiplied by old rate). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
                        YEAR-TO-DATE FIGURES AS OF MARCH 31, 1997
                              COMPARED TO MARCH 31, 1996
                              INCREASES (DECREASES) DUE TO:

                              VOLUME         RATE               NET
LOANS                         $  281,354     $ (257,442)        $   23,912
TAXABLE SECURITIES            $   74,573     $   63,500            138,073
TAX EXEMPT SECURITIES         $  (13,112)    $   (2,799)           (15,911)
FEDERAL FUNDS SOLD AND
  MONEY MARKET FUNDS          $    3,944     $       46              3,990
TOTAL EARNING ASSETS          $  346,758     $ (196,694)        $  150,064

DEPOSITS                      $ ( 65,655)    $ (102,547)          (168,202)
BORROWINGS                    $  212,160     $    3,977            216,137
  TOTAL INTEREST
  BEARING LIABILITIES         $  146,504     $   (98,569)       $   47,935
NET CHANGE IN INTEREST        $  200,254       ($ 98,125)       $  102,129

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

                INTEREST RATE SENSITIVITY ANALYSIS
                      AS OF MARCH 31, 1997
                           (UNAUDITED)
                      Amounts in Thousands

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31 1997 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

                                               ONE TO     GREATER
                                  TOTAL TO     FIVE       THAN FIVE
                                  ONE YEAR     YEARS      YEARS         TOTAL
Loans - Fixed Rate                $ 13,094     $ 34,085   $ 17,868      $ 65,047
      - Variable Rate              117,652       26,616      2,071       146,339
Investments                         36,490       37,474     34,328       108,292
Federal Funds Sold                        0           0          0             0
Interest Rate Swap                        0      15,000          0        15,000

Total Earning Assets               167,236      113,175     54,267        334,678

Deposits                            141,486     14,521      88,367        244,374
Repurchase Agreements                 5,465          0         725          6,190
Borrowings                           40,122      12,428          0         52,550
Interest Rate Swap                    5,000      10,000          0         15,000

Total Sources                       192,073      36,949     89,092        318,114

Net Gap Position                    (24.837)     76,226    (34,825)        16,564
Cumulative Gap                      (24,837)    $51,389    $16,564        $16,564

Rate Sensitive Assets/
   Rate Sensitive Liabilities          87.07%     306.30%     60.91%       105.21%

Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Bank has assumed that 4 3/4% of its savings is more rate sensitive and will react to rate changes, and has therefore categorized it in the one year time horizon. The remainder is stable and is listed in the greater than five year category. NOW accounts, other than seasonal fluctuations approximating $4,000,000, are stable and are listed in the greater than five year category. Money market accounts are assumed to reprice in three months or less. Certificates of deposit are assumed to reprice at the date of contractual maturity. Fixed rate mortgages, totaling $44,000,000 are amortized using the weighted average maturity of 147 months, with an additional prepayment rate of 11%, which approximates the Bank s prior experience. PAGE

             NOTES TO FINANCIAL STATEMENTS DATED MARCH 31, 1997

1.           Summary of interim financial statement adjustments.
             The accompanying unaudited statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Bank s 1996 Annual Report.


                                            March 31, 1997
                                            Carrying       Market
                                            Value          Value
2.    INVESTMENT SECURITIES
      a.  U.S. Treasury and other
             government agencies            $ 19,392,495   $ 18,994,154
      b.  Marketable equity securities           550,000        547,250
      Total Securities Available for Sale   $ 19,942,495   $ 19,541,404

      HELD TO MATURITY
      a.  U.S. Treasury and other
             political subdivisions           62,001,708     61,072,423
      b.  States of the U.S. and other
             political subdivisions           11,857,531     12,138,167
      c.  Corporate bonds                                     9,041,242
         9,009,995
    Total Securities Held to Maturity        $82,900,481    $82,220,585

      OTHER SECURITIES                         5,448,569     $5,448,569
      TOTAL SECURITIES                      $108,291,545   $107,210,558

      The Bank does not hold any securities for a single issuer which exceed 10% of the Bank s stockholders equity.


                                            March 31,      December 31,
                                            1997           1996
3.    LOANS:
      a.  Commercial, agricultural and
             other loans                    $ 42,210,770   $ 39,451,440
      b.  Real Estate - Construction           7,414,073      8,905,823
      c.  Real Estate - Mortgage             148,062,406    146,361,313
      d.  Installment Loans                   16,999,767     17,241,472
      Total Loans                           $214,687,016   $211,960,048

PAGE

4.    CHANGES IN ALLOWANCE FOR POSSIBLE LOAN LOSSES:

                                            March 31,      March 31,
                                            1997           1996
Balance, beginning January 1:               $4,292,995     $ 4,047,883
Provision charged to income                    180,000         240,000
Recoveries of amounts charged                   26,350          29,512
Losses charged to provision                    133,172         148,975
Balance, ending March 31                    $4,366,173     $ 4,168,420

Information regarding impaired loans is as follows for March 31, 1997:

Average investment in impaired loans                       $ 1,913,664
Interest income recognized on impaired loans,
   including interest income recognized on cash basis           18,884
Interest income recognized on impaired loans on
   cash basis                                                   18,884
Balance of impaired loans                                    1,631,523
Less portion for which no allowance for loan losses
   is allowed                                                        0
Portion of impaired loan balance for which an
   allowance for credit losses is allocated                  1,631,523
Portion of allowance for loan losses allocated
   to the impaired loan balance                                118,824

5.  CHANGES IN ALLOWANCE FOR OTHER REAL ESTATE:

                                          3/31/97     3/31/96    3/31/95
Balance, beginning January 1:             $22,589     $26,000    $30,486
Provision charged to income                     0      (2,510)     9,867
Losses charged to provision                     0           0          0
Balance, ending March 31                  $22,589     $23,490    $40,353

6. The aggregate dollar amount of loans made to directors, executive officers or principal holders of equity securities as of March 31, 1997 and December 31, 1996 respectively were:

Aggregate amount, beginning 1/1                 $3,806,555    $3,279,479
New loans                                          228,674       912,044
Repayments                                          83,992       384,968
Aggregate amount, ending 3/31/97                $3,951,237
Aggregate amount, ending 12/31/96                             $3,806,555

PAGE

7.  OTHER ASSETS:

                                                March 31,     December 31,
                                                1997          1996
a: Interest earned but not paid on:
      Loans                                     $1,726,089    $1,471,216
      Investments                                1,168,578     1,008,678
b.    Other Real Estate Owned                      269,954       270,430

8.    INCOME TAXES:
      Components of income tax expense for the period ended March 31, 1997 are as follows:

Current
           Federal                              $680,789
           State                                  26,017

           Deferred                               37,147
                                                $743,953

Actual tax expense differs from the expected tax expense computer by applying the applicable federal corporate income tax rate of 34% is as follows for the three months ended March 31, 1997


           Computed tax expense                 $ 785,552
           Tax exempt interest                    (64,476)
           Other                                $  22,877
                                                $ 743,953

PAGE

At March 31, 1997, items giving rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:

                                                ASSET         LIABILITY
Allowance for possible losses on loans
   And real estate owned                        $1,330,138
Deferred and accrued employee benefits             936,499
Deferred loan origination fees                      60,051
Security losses not currently deductible                 0
Core deposit intangibles                            84,221
Depreciation                                             0        78,850
Other                                                8,595
                                                $2,419,504    $   78,850

No valuation allowance is deemed necessary for the deferred tax asset.


9.  INCOME TAX EXPENSE:                         1997          1996

Federal Income Tax                              $717,936      $644,549
State Income Tax                                  26,017        23,151

PAGE

                                            MANAGEMENT S DISCUSSION AND ANALYSIS

            The following is the review of the results of operations for March 31, 1997, as compared to March 31, 1996, showing earnings with a 3% increase, and changes in the balance sheet of $19,000,000 or approximately 6% over last year. Total loans have grown by almost $13,000,000 over the past twelve months, with the investment portfolio remaining constant over the past year. Purchases in the Bank s investment portfolio totaled in excess of $15,000,000; however, maturities and principal paydowns from the Bank s mortgage backed securities portfolios were comparable for the same period. Purchases were made of US Government sponsored debentures or mortgage backed pools. Unrealized gains and losses showed a negative balance for the second year in a row and continue to be indicative of the current economic marketplace with interest rates rising abruptly and presumed to be temporary. This is also visible in the total market value of the portfolio that is currently $1,080,000 below book value. However, the portfolio is earning in excess of 7%. The Bank holds one structured note, a 10-year step up government agency debenture, which steps annually by 1/8 of 1% after another two years at 7%.

            The loan growth of almost $13,000,000 from March 31, 1996, has been predominantly in loans secured by real estate. This 6% growth is comparable to the growth between 1995 and 1996, which was also attributable to loans secured by real estate. The Bank continues to experience strong competition from other financial institutions within its marketplace. Its strength lies in the relationships built with our customers and the ability to offer prompt service in response to their needs.

            Funding for the asset growth has come predominantly from increases in advances from the Federal Home Loan Bank totaling $16,500,000 as those funds became less costly than traditional deposit products. A year ago the bank had increased its deposits by $23,255,000 more than in March of 1995, through CD campaigns that brought in funds for periods of one to two years. Those campaigns offered national market rates and affected only that specific portion of total deposits, thereby not increasing existing deposit costs. As those funds began to mature in mid-1996, which is visible with the reduction in time deposits between March 1996 and 1997 of $6,600,000, the Bank elected to switch to the Federal Home Loan Bank as its source of replacement for some of those funds.

            Similarly, between March 1995 and 1996, the Bank increased its advances from the Federal Home Loan Bank by $14,000,000 as these funds became less costly than opportunities for wholesale repurchase agreements. Short term borrowings will begin dropping during the next six months through seasonal deposit growth, investment maturities and principal paydowns from the Bank s mortgage backed securities portfolio.

            Liquidity is measured by the Bank s ability to meet cash needs at a reasonable cost or minimum loss to the Bank. Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs. Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities its serves. The Bank
PAGE
utilizes a Basic Surplus/Deficit model to measure its liquidity over a 30-day and a 90-day time horizon. The relationship between liquid assets and short term liabilities that are vulnerable to non-replacement within a 30-day period are examined. The Bank s policy is to maintain its liquidity position at a minimum of 5% of total assets. The Bank has maintained liquidity in its balance sheet in excess of 14% for the past twelve months. Liquidity as measured by the Basic Surplus/Deficit model was 17.2% as of March 31, 1996 for the 30-day horizon and 18.8% for the 90-day horizon.

            How changes in the balance sheet have affected the Bank may be viewed through the earnings statement for the periods ending March 31, 1995, 1996 and 1997. With growth of 6% in the Bank s balance sheet, earnings grew by $52,000. In comparison, the Bank experienced a very strong first quarter in 1996 in comparison to the first quarter of 1995 and which produced a 16% increase over net income earnings during the first three months of 1995.

            Interest income is affected by rates, volumes and the mix of earning assets and interest bearing liabilities. For the first three months of 1996, net interest income increased by $100,000 and may be broken down as follows. The loan portfolio yielded the Bank additional interest income of $280,000 through increases in volumes, but experienced offsetting decreasing in interest income totaling $257,000 due to decreases in rates, leaving the growth in loan interest income virtually flat over the past twelve months.
Yields on loans decreased by 21 basis points from March 1996 to March of 1997, following a year in which they had increased from 1995 to 1996 by 24 basis points. Looking at the comparison in dollars of interest earned from 1995 to 1996, loan interest income was increased by $590,000, achieved through increases in volume totaling $315,000 and increases in rates of $275,000.

            Although the investment portfolio did not grow between the years ended March 31, 1996 and 1997, the portfolio changed as securities matured or were called. Total investment income grew by $126,000, with increases in both rates and volumes on those securities which are taxable ($142,000) and decreasing in both rates and volumes on tax exempt securities owned by the Bank ($16,000). The yield on the entire securities portfolio went up just slightly (6 basis points) during this period. At March 31, 1996, investment interest and dividend income grew by $175,000, with increases related to volumes and a decrease in yields of $22,000 or a drop of 32 basis points from year to year.

            Increased costs on the liability side have been contained by the Bank not increasing its rates on savings, NOW and money market funds for the past several years. At March 31, 1997, the Bank s cost of deposits had decreased by $168,000, $65,000 due to reductions in volumes of certificates of deposit and $102,000 due to reductions in rates. The cost of borrowings increased by $216,000, which is comprised of $212,000 due to increased volumes (of $16,500,000 as mentioned earlier) and only $4,000 increase attributed to rate increases. The cost of purchased funds over the past twelve months has increased by 8.5 basis points. As stated previously, during 1995 and 1996, the Bank promoted certificates of deposit at current national market rates and attracted funds, which only increased the cost of funds on those particular CDS. The Bank s cost of interest bearing funds increased by PAGE

$447,000 that was less than the previous year, although deposit balances grew by over $23,000,000. The cost of purchased funds went up 17 basis points during this period.

            The Bank is positioned well with regard to interest rate sensitivity with assets and liabilities matched for repricing within a year. There is some exposure to falling rates out beyond a year that is primarily driven by the Bank s expectation that core deposit rates should not be lowered. Additionally, with a projected acceleration in prepayments in loans and investments, cash would be reinvested at lower yields. If rates were to drop by 200 basis points, simulations indicate that the Bank s net interest income could drop by approximately $60,000 during the second year of the drop, while increasing its income in the first year by $220,000. This may be seen in the Interest Rate Sensitivity Analysis enclosed showing that during the first year the Bank has almost $25,000,000 fewer assets repricing than liabilities. If rates were to rise by 200 basis points, the Bank could experience a drop in interest income in the first year by $115,000, but pick up additional interest earnings in the second year by $90,000.

            The Bank has maintained its reserve for possible loan losses over the past several years, reflecting the recessionary nature of the economy in the early 1990s. The ratio for the reserve for possible loan losses has been over 2% for the past three years, with a ratio of 2.03% as of March 31, 1997. The Bank reviews its allocation to the reserve on a monthly basis and funds the reserve as deemed necessary. This review includes a provision for specific credits, provisions due to historic loan losses by loan types and reserves reflecting industry concentrations, credit concentrations, current economic conditions and under writing standards. In 1995, the Bank added a provision for impaired loans in accordance with FASB 114/118. Reference is made to the notes included in this filing that outlines the impaired loan figures. Losses in the loan portfolio are estimated at $500,000 for 1997, with first quarter 1997 charge offs totaling $133,000 compared to $149,000 during the first quarter of 1996. The amounts represented below are the total dollars past due for the first three months of each year listed. Included in the 90-day past due category for 1996 are two loans totaling $820,000, one of which became current in the second quarter of 1996 and the other secured SBA financing.

Category                        1997           1996            1995
90-day past due and
   still accruing              $  1,302,437    $  1,247,941    $    189,904
Non-accruing                      3,207,492       3,289,461       4,184,679
Total                             4,509,929       4,537,402       4,374,583

Gross loans                    $214,687,016    $201,502,682    $190,459,413

Percentage of gross loans         2.10%           2.25%            2.30%

PAGE

            In reviewing non-interest income and non-interest expense for the period between March 31, 1996 and 1997, there are no categories showing significant changes with dollars not exceeding $60,000 or more than 4% for any major category. The following is a discussion of the changes between 1995 and 1996. The first three months of 1996 show a strong start for the year with growth of 13%. This growth is attributed to the Trust Department s earnings growing by $64,000 over the first three months of 1995. In the fall of 1995, the Trust Department converted their tax preparation and began charging customers for the service. The cost of this tax service is shown in other expenses. Additionally, as of January 1, 1996, the Bank implemented FASB Statement No. 122 Accounting for Mortgage Servicing Rights that positively impacted the earnings of the Bank by $57,000.

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

            The Bank s capital to asset ratio is 11.6% and the Bank far exceeds the required risk based capital ratio of 8% with its Tier 1 ratio of 18.3% and total capital ratio of 19.5% or additional capital of $21,800,000. These ratios compare favorably to March 31, 1996 when the capital to average asset ratio was 10.6%, Tier 1 and total capital ratios compared to risk weighted assets were 16.1% and 17.4% respectively.

            SFAS No. 125 and 127 relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities and were adopted effective January 1, 1997. The adoption of these standards has had no material effect on the financial statements.

            SFAS  No.  128 relates to the computation for earnings per share.
The effect of adopting SFAS 128 has not been determined as of March 31, 1997.









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BAR HARBOR BANKSHARES


                                    Sheldon F. Goldthwait, Jr. /s/

Date: May 15, 1997                  Sheldon F. Goldthwait, Jr.
                                    President


                                    Virginia M. Vendrell /s/

Date: May 15, 1997                  Virginia M. Vendrell
                                    Senior Vice President, Treasurer
                                    and Chief Financial Officer



PAGE