Form 10-Q
period 1997-06-30
BAR HARBOR BANKSHARES
filed 1997-08-14
CIK 743367

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C.   20549

                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997.
Commission File No.   841105-D

               BAR HARBOR BANKSHARES

     MAINE                                   01-
0393663
(State or other jurisdiction of           (I.R.S.
Employer
incorporation or organization)
identification No.)

Bar Harbor, Maine                             04609-
0400
(Address of principal executive               (ZIP
Code)
offices)

Registrant's telephone number, including area code:
             (207) 288-3314

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES  XX                         NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June
30, 1997:

            Common Stock:            1,820,583
                 TABLE OF CONTENTS

                                              Page
Financial Information
Item 1.  Financial Statements
     Consolidated Balance Sheets                  3
     December 31, 1996, and June 30, 1997

     Consolidated Statements of Earnings
     Three months and six months ended June       4
30, 1996
     and 1997

     Consolidated Statements of Changes in
     Stockholders' Equity three months and        5
six
     months ended June 30, 1996 and 1997

     Consolidated Statement of Cash Flows
     Six months ended June 30, 1996 and 1997    6-7

     Rate Volume Analysis
     Six months ended June 30, 1996 and 1997      8

     Rate Sensitivity Report
     As of June 30, 1997                          9

     Notes to Financial Statements            10-12

Item 2  Management's Discussion and Analysis
of                                            13-17
               Financial Condition and
Results of
               Operations

Signature Page                                   18

       BAR HARBOR BANKSHARES AND SUBSIDIARY
   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
        JUNE 30, 1997 AND DECEMBER 31, 1996

                                           June 30   December 31
                                            1997         1996
ASSETS
     Cash and Due from Banks             $10,967,452  $11,298,408
     Federal Funds Sold                            0    2,000,000
     Securities available for sale, at    20,449,694   19,384,433
market
     Securities held to maturity
(Market Value $77,053,468 in              76,824,499   82,716,836
             1997 and $85,503,679 in
1996
     Other Securities                      5,902,269    5,623,639
     Loans held for sale                           0      336,540
     Loans, Net of Allowance for
possible loan losses of                  217,086,864  207,667,053
             $4,434,409 in 1997 and
$4,249,128 in 1996
     Premises and Equipment                7,787,540    7,498,046
     Other Assets                          9,116,344    8,617,790
TOTAL ASSETS                             $348,134,66  $345,142,74
                                                   2            5

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits
          Demand Deposits                $36,291,238  $35,918,779
          NOW Accounts                    39,196,729   40,529,509
          Savings Deposits                50,681,982   53,085,062
          Time, $100,000 and over         13,437,596   14,611,616
          Other Time                     107,623,891  107,530,192
     Total Deposits                      247,231,436  251,675,158
     Securities Sold Under Repurchase      2,046,970    8,246,079
Agreements
     Advances from Federal Home Loan      55,039,377   43,908,263
Bank
     Other Liabilities                     3,879,749    3,426,320
     Total Liabilities                   308,197,532  307,255,820
     COMMITMENTS AND CONTINGENT
LIABILITIES
     Capital Stock, Par Value $2
          Authorized 10,000,000 shares
          Issued 1,820,583 in 1997
          and 1,818,237 in 1996            3,641,166    3,636,474
     Surplus                               7,574,170    7,489,127
     Retained Earnings                    30,195,837   28,204,829
          Net Unrealized Appreciation
on
          Securities available for
sale, Net                                  (134,043)    (103,505)
          of Tax Benefit of $69,110 in
1997 and $53,321
          in 1996
     Less:  Cost of 100,0006 shares of   (1,340,000)  (1,340,000)
Treasury Stock
TOTAL STOCKHOLDERS' EQUITY                39,937,130   37,886,925
TOTAL LIABILITIES AND STOCKHOLDERS'S     $348,134,66  $345,142,74
EQUITY                                             2            5

The accompanying notes are an integral part of these consolidated financial statements.

       BAR HARBOR BANKSHARES AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF EARNINGS
                    (Unaudited)

                               THREE     THREE       SIX       SIX
                              MONTHS    MONTHS    MONTHS    MONTHS
                              ENDING    ENDING    ENDING    ENDING
                            06/30/97  06/30/96  06/30/97  06/30/96
Interest & Fees on Loans   $5,176,33 $4,994,29  $10,202,  $9,996,8
                                   2         7       751        04
Interest & Dividends on
  Investment Securities:
     Taxable Interest      1,614,552 1,448,225  3,210,24  2,916,35
     Income                                            4         4
          Non-taxable        167,004   194,126   346,569   389,602
         Interest Inc.
          Dividends           99,069    86,373   195,077   171,871
  Federal Funds Sold           4,943    11,790    14,126    16,983

TOTAL INTEREST INCOME      $7,061,90 6,734,811  13,968,7  13,491,6
                                   0                  67        14
Interest on Deposits       2,142,907 2,249,523  4,281,78  4,556,59
                                                       1         9
Interest in Short Term       844,163   619,500  1,570,24  1,129,44
Borrowings                                             2         2
TOTAL INTEREST EXPENSE     2,987,070 2,869,023  5,852,02  5,686,04
                                                       3         1

Net Interest Income        4,074,830 3,865,788  8,116,74  7,805,57
                                                       4         3
Provision for Loan Losses    180,000   240,000   360,000   480,000
Net Interest Income after
     Provision for Loan    3,894,830 3,625,788  7,756,74  7,325,57
Losses                                                 4         3

Other Income               1,111,764 1,056,003  2,138,60  2,057,43
                                                       3         0
Investment Security Gains               16,934         0    16,934
Other Expenses:
     Salaries & Employee   1,429,951 1,395,727  2,889,45  2,797,54
Benefits                                               7         9
     Other                 1,498,982 1,137,597  2,553,90  2,247,03
                                                       7         7
     Investment                    0         0    55,854         0
Securities Losses
Income Before Income       2,077,661 2,165,401  4,396,12  4,355,35
Taxes                                                  9         1
Income Tax Expense           663,231   656,292  1,407,18  1,323,99
                                                       4         2
NET INCOME                 $1,414,43 $1,509,10  $2,988,9  $3,031,3
                                   0         9        45        59

PER COMMON SHARE DATA,
BASED ON 1,718,237 SHARES
FOR 1996, AND 1,720,583        $0.82     $0.88     $1.74     $1.76
FOR 1997

DIVIDENDS PER SHARE            $0.30     $0.20     $0.58     $0.40

The accompanying notes are an integral part of these consolidated financial statements.

                      BAR HARBOR BANKSHARES AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     QUARTERS ENDED JUNE 30, 1996, AND 1997

                                                       NET                 NET
                                                       UNREA-              STOCK-
                         CAPITAL             RETAINED  LIZED     TREASURY  HOLDERS
                         STOCK     SURPLUS   EARNINGS  LOSS      STOCK     '
                                                       ON                  EQUITY
                                                       EQUITY
                                                       SECURIT
                                                       IES

Balance, 12/31/95         $3,627,2  $7,368,6  $23,523,  $63,293  $(1,340,   $33,242
                                10        95       626               000)      ,824
Net Earnings                                  3,031,35                      3,031,3
                                                     9                           59
Cash Dividends Declared                       (687,295                      (687,29
                                                     )                           5)
Net unrealized
depreciation on
     Securities                                         (236,54             (236,54
Available for Sale,                                          9)                  9)
     Net of Tax of
$89,253
Sale of Stock (4,632         9,264   120,432                                129,696
shares)

Balance, 06/30/96         $3,636,4  $7,489,1  $25,867,  ($173,2  ($1,340,   $35,480
                                74        27       690      56)      000)      ,035

Balance 12/31/96          $3,636,4  $7,489,1  $28,204,  ($103,5  ($1,340,   $37,886
                                74        27       829      05)      000)      ,926
Net Earnings                                  2,988,94                      $2,988,
                                                     5                          945
Cash dividends declared                       (997,938                      ($997,9
                                                     )                          38)
Net unrealized
depreciation on
securities                                              (30,538             ($30,53
     available for sale,                                      )                  8)
net of tax benefit
     of $15,751
Sale of Stock (2,346         4,692    85,043                                $89,735
shares)

Balance 06/30/97          $3,641,1  $7,574,1  $30,195,  ($134,0  ($1,340,   $39,937
                                66        70       836      43)      000)      ,130

The accompanying notes are an integral part of these consolidated financial statements.

       BAR HARBOR BANKSHARES AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CASH FLOWS
                    (UNAUDITED)

                                                  JUNE 30,  JUNE 30,
                                                     1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                   $2,988,9  $3,031,35
                                                        45          9
     Adjustments to reconcile net earnings to
         net cash provided by operating
activities:
              Depreciation                         442,793    329,704
              Provision for Loan Losses            360,000    480,000
              Provision for Losses on Other Real         0    (2,510)
Estate Owned
              New Loans Originated for Sale       (1,738,4  (5,687,09
                                                       90)         0)
              Proceeds from Sale of Mortgages     2,153,54  5,597,589
Held for Sale                                            9
              Gain on Sale of Mortgages           (50,412)   (11,929)
Originated for Sale
              Net Securities Gains                  55,852   (16,934)
              Net Amortization of Bond Premium      53,826    195,777
              (Gain) Loss on Sale of Premises            0          0
and Equipment
              Net Change in Other Assets          (459,495  (862,617)
                                                         )
              Net Change in Other Liabilities      453,429     59,735
     Net Cash Provided by Operating Activities    4,259,99  3,113,083
                                                         7

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Securities Held to Maturity     (7,675,4  (13,636,6
                                                       21)        97)
     Proceeds from the Maturity & Principal
Paydowns                                          9,263,93  4,137,496
          of Securities Held to Maturity                 8
     Proceeds from Call of Securities Held to     4,250,00  5,420,608
Maturity                                                 0
     Purchases of Securities Available for Sale   (1,250,0  (3,001,87
                                                       00)         5)
     Proceeds from the Maturity & Principal
Paydowns                                            78,385    110,710
          of Securities Available for Sale
     Proceeds from Call of Securities Available     60,021    500,000
for Sale
     Purchases of Other Securities                (453,700          0
                                                         )
     Proceeds from Sales of Other Securities       119,218          0
     Net Loans Made to Customers                  (9,831,1  (7,054,43
                                                       87)         7)
     Capital Expenditures                         (732,287  (1,092,82
                                                         )         0)
Proceeds from Sale of Fixed Assets                       0          0
     Net Cash Used in Investing Activities        (6,171,0  (14,617,0
                                                       33)        15)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Change in Savings, NOW and Demand        (3,363,4  (4,185,46
Deposits                                               01)         7)
     Net Change in Time Deposits                  (1,080,3  1,940,668
                                                       21)
     Net Change in Repurchase Agreements          (6,199,1  (1,320,49
                                                       09)         9)
     Purchase of Advances from FHLB               13,500,0  15,000,00
                                                        00          0
     Repayment of Advances from FHLB              (15,000,  (4,000,00
                                                      000)         0)
     Net Change in Other Short Term Borrowed      12,631,1  1,217,151
Funds                                                   14
     Proceeds of Sale from Capital Stocks           89,735    129,696
     Payments of Dividends                        (997,938  (687,295)
                                                         )
NET CASH PROVIDED BY FINANCING ACTIVITIES         (419,920  8,094,254
                                                         )

NET INCREASE (DECREASE) IN CASH AND CASH          (2,330,9  (3,409,67
EQUIVALENTS                                            56)         7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    13,298,4  12,559,79
                                                        08          7
CASH AND CASH EQUIVALENTS AT END OF QUARTER       $10,967,          $
                                                       452  9,150,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
     Cash Paid During the Year for:
         Interest                                 $5,853,7  $5,715,65
                                                        80          3
         Income Taxes, Net of Refunds             $1,041,0  $1,362,00
                                                        00          0
NON-CASH TRANSACTIONS:
     Transfer from loans to Real Estate Owned           $0          $
(Other Assets)                                                155,000
Transfer of Securities from Held to Maturity to          0          0
Available for Sale

The accompanying notes an integral part of these Consolidated Financial Statements

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

     YEAR-TO-DATE FIGURES AS OF JUNE 30, 1997
             COMPARED TO JUNE 30, 1996

           INCREASES (DECREASES) DUE TO:

                           VOLUME     RATE      NET
Loans                       $580,385  ($374,438   $205,947
                                              )
Taxable Securities           130,824    186,272    317,096
Tax Exempt Securities       (44,814)      1,781   (43,033)
Federal Funds Sold and
     Money Market Funds      (3,319)        462    (2,857)
Total Earning Assets        $663,076  ($185,923   $477,153
                                              )

Deposits                   ($44,857)  ($229,961  ($274,818
                                              )          )
Borrowings                  $385,631    $55,169   $440,800
     Total Interest
     Bearing Liabilities    $340,774  ($174,792   $165,982
                                              )
Net change in interest      $322,302  ($11,131)   $311,171

     YEAR-TO-DATE FIGURES AS OF JUNE 30, 1996
             COMPARED TO JUNE 30, 1995
           INCREASES (DECREASES) DUE TO:

                           VOLUME     RATE      NET
Loans                       $570,888   $216,700   $787,588
Taxable Securities           400,827  (132,409)    268,418
Tax Exempt Securities       (38,901)    (3,245)   (42,146)
Federal Funds Sold and
     Money Market Funds     (25,939)    (6,429)   (32,368)
Total Earning Assets        $906,874    $74,618   $981,492

Deposits                    $310,464   $402,100   $712,564
Borrowings                     4,886   (61,468)   (56,582)
     Total Interest
     Bearing Liabilities    $315,350   $340,632   $655,982
Net change in interest      $591,525  ($266,015   $325,510
                                              )

        INTEREST RATE SENSITIVITY ANALYSIS
                AS OF JUNE 30, 1997
                    (UNAUDITED)
               Amounts in Thousands

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1997, which are anticipated by the Bank, based upon certain assumptions, to reprice mature in each of the future time periods shown.

                                 ONE TO      GREATER
                       TOTAL TO  FIVE        THAN FIVE
                       ONE YEAR  YEARS       YEARS       TOTAL
Loans - Fixed Rate       $13,739    $33,366     $17,125  $64,230
           - Variable    118,521     34,608       2,252  155,381
Rate
Investments               39,926     36,204      27,249  103,379
Federal Funds Sold             0          0           0        0
Interest Rate Swap         5,000     10,000           0   15,000

Total Earning Assets    $177,186   $114,178     $46,626  $337,99
                                                               0

Deposits                $136,412    $11,936     $99,784  $248,13
                                                               2
Repurchase Agreements      2,046          0         796    2,842
Borrowings                48,010      9,229           0   57,239
Interest Rate Swap         5,000     10,000           0   15,000

Total Sources           $191,468    $31,165    $100,580  $323,21
                                                               3

Net Gap Position       ($14,282)    $83,013   ($53,954)  $14,777
Cumulative Gap         ($14,282)    $68,731     $14,777  $14,777

Rate Sensitive
Assets/
Rate Sensitive            92.54%    366.37%      46.36%  104.57%
Liabilities

Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The
Bank has assumed that 4 3/4% of its savings is more rate sensitive and will react to rate changes, and has therefore categorized it in the one year time horizon. The remainder is stable and is listed in the greater than five year category. NOW accounts, other than seasonal fluctuations approximating
$2,500,000, are stable and are listed in the greater than five year category. Money market accounts are assumed to reprice in three months or less. Certificates of deposit are assumed to reprice at the date of contractual maturity. Fixed rate mortgages, totaling $44,000,000 and amortized using a 11% rate, which approximates the Bank's prior experience.

NOTES TO FINANCIAL STATEMENTS DATED JUNE 30, 1997

1.     Summary of interim financial statement
adjustments.
        The accompanying statements reflect all
adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Bank's 1995 Annual
Report.

2.  INVESTMENT SECURITIES            June 30,
                                     1997        Market
                                     Carrying    Value
                                     Value
    a.  U. S. Treasury and other
         government agencies          $20,102,84  $19,891,44
                                               7           5
    b.  Marketable equity                550,000     558,250
    securities
    Total Securities Available for    $20,652,84  $20,449,69
    Sale                                       7           5

    HELD TO MATURITY:
    a.  U.S. Treasury and other
         government agencies          $57,524,71  $57,474,52
                                               7           7
    b.  States of the U.S. and
    other                             10,540,444  10,818,972
         political subdivisions
    c.  Corporate bonds                8,759,338   8,759,968
    Total Securities Held to          $76,824,49  $77,053,46
    Maturity                                   9           7

    OTHER SECURITIES                  $5,902,269  $5,902,269
    TOTAL SECURITIES                  $103,379,6  $103,405,4
                                              15          31

The Bank does not hold any securities for a single issuer which exceed 10% of the Bank's stockholders' equity.

                                      June 30,       December
3.  LOANS:                            1997           31,
                                                     1997
    a.  Commercial, agricultural and
         other loans                    $44,786,794   $39,451,440
    b.  Real Estate - Construction        6,743,127     8,905,823
    c.  Real Estate - Mortgage          152,760,232   146,361,313
    d.  Installment Loans                17,231,020    17,241,472
    Total Loans                        $221,521,173   $211,960,04
                                                                8


4.      CHANGES IN ALLOWANCE FOR POSSIBLE LOAN
LOSSES:

                                 June 30,       June 30,
                                 1997           1996
Balance, beginning January 1:        $4,292,995   $4,047,883
Provision charged to income             360,000      480,000
Recoveries of amounts charged            51,376       69,767
Losses charged to provision             270,062      348,522
Balance, ending June 30              $4,434,309   $4,249,128

Information regarding impaired loans is as follows for June 30, 1997:

Average investment in impaired             $1,720,858
loans
Interest income recognized on
impaired
    loans, including interest                  48,596
income
    recognized on cash basis
Interest income recognized on
impaired                                       48,596
    loans on cash basis
Balance of impaired loans                   1,810,192
Less portion for which no
allowance for                                      $0
    loan losses is allowed
Portion of impaired loan balance
for
    which an allowance for                 $1,810,192
credit losses
    is allocated
Portion of allowance for loan
losses                                         74,796
    allocated to the impaired
loan balance

5.  CHANGES IN ALLOWANCE FOR OTHER REAL ESTATE:

                                6/30/97     6/30/96     6/30/95
Balance, beginning January 1:   $22,589     $26,000     $30,486
Provision charged to income           0     (2,510)      20,398
Losses charged to provision       5,124           0      19,231
Balance, ending June 30         $17,465     $23,490     $31,653

6. The aggregate dollar amount of loans made to directors, executive officer or principal holders of equity securities as of June 30, 1997, and December 31, 1996, respectively were:

Aggregate amount, beginning 1/1   $3,806,55 $3,279,47
                                          5         9
New Loans                         1,173,100   912,044
Repayments                          139,269   384,968
Aggregate amount, ending 6/30/97  $4,840,38
                                          6
Aggregate amount, ending 3/31/97            $3,806,55
                                                    5

7.  OTHER ASSETS:

                                 June 30,       December
                                 1997           31, 1996
a.  Interest earned but not paid
on:
         Loans                       $2,237,520   $1,426,296
         Investments                  1,081,539    1,237,564
b.  Other Real Estate Owned              64,463      270,430

8.  INCOME TAXES:
     The company adopted Financial Accounting
Standards No. 109 "Accounting for Income Taxes" effective January 1, 1993. The standard requires adoption of a liability method of accounting for income taxes. The accounting change had not effect on the company's net income or retained earnings.

Components of income tax expense for the period ended June 30, 1997, are as follows:

Current
                      Federal
$1,541,080
                      State
46,029

                      Deferred
(179,925)

$1,407,184


Actual tax expense differs from the expected tax expense computer by applying the applicable federal corporate income tax rate of 34% is as follows for the three months ended June 30, 1997:

               Computed tax expense
$1,498,081
               Tax exempt interest
(125,214)
               Other
34,317

$1,407,184


At June 30, 1997, items giving rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:

                                 ASSET       LIABILITY
Allowance for possible losses on
loans                             $1,353,30
     and real estate owned                4
Deferred and accrued employee       945,867
benefits
Deferred loan origination fees       65,401
Security losses not currently
     deductible                           0
Core deposit intangibles             80,443
Depreciation                              0     53,920
Other                                17,031
                                  $2,462,04    $53,920
                                          6

No valuation allowance is deemed necessary for the deferred tax asset.


9.  INCOME TAX EXPENSE:

                                           1997         1996
Federal Income Tax                   $1,361,155   $1,281,694
State Income Tax                         46,029       42,298

       MANAGEMENT'S DISCUSSION AND ANALYSIS


     The following review of results of the
operations of Bar Harbor Banking & Trust Company
for June 30, 1997, as compared to June 30, 1996,
shows earnings one percent under the earnings for
the first six months of 1996 and will be discussed
below. Total assets have remained stable with 3%
growth or $10,500,000 over the past twelve months
with growth in the loan portfolio and with the
investment portfolio remaining at the same level as
1996.  Unrealized losses decreased in 1997, which
is indicative of the current national economic
interest rate structure.  This holds true as well
for the market value of the held to maturity
portfolio that is currently $229,000 above book
value.  The taxable portion of the portfolio has
increased its yield from 7.09% to 7.23%.  The Bank
holds one structured note, a 10-year step-up
government agency debenture, which steps annually
by 1/8 of 1% after 2 years at 7%.  This debenture
matures in November of 2005 and is callable in
November of this year.
     The loan growth of $12,800,000 since June 30,
1996, has been predominantly in loans secured by
real estate.  The Bank's loan portfolio's growth
has slowed down over the past several years with
percentage of growth in the double digits in the
early 1990's.  However, the growth for 1997 over
1996 of $12,800,000 surpasses the growth from 1995
to 1996, when loans grew by $9,800,000.  The Bank
continues to experience strong competition from
other financial institutions within its
marketplace.  As of mid-July, Union Trust Company
will be opening a branch in Bar Harbor which could
add to the competition in that community, although
Union Trust is already a competitor within the
larger communities served by Bar Harbor Banking and
Trust Company.
     Funding for the asset growth has come from
increases in advances totaling $10,100,000.
Deposits decreased overall by $2,000,000 over the
past twelve months.  In 1995, the Bank had a
certificate of deposit promotion for terms of one
or two years.  This promotion was offered at
nationally competitive interest rates, which, at
the time, were lower than other funding
opportunities.  The Bank secured funds outside its
market area through this campaign.  As these began
maturing in 1996 and this year, the Bank's options
for funding were significantly lower through the
Federal Home Loan Bank, so elected not to promote
to retain the funds. Short term borrowings will
begin dropping during the next three months through
seasonal deposit growth, investment maturities and
principal paydowns from the Bank's mortgage backed
securities portfolio.
     Liquidity is measured by the Bank's ability to
meet cash needs at a reasonable cost or minimum
loss to the Bank.  Liquidity management involves
the ability to meet cash flow requirements of its
customers, which may come from depositors
withdrawing funds or borrowers requiring funds to
meet credit needs.  Without adequate liquidity
management, the Bank would not be able to meet the
needs of the individuals and communities it serves.
The Bank utilizes a Basic Surplus/Deficit model to
measure its liquidity over a 30-day and a 90-day
time horizon.  The relationship between liquid
assets and short term liabilities that are
vulnerable to non-replacement within a 30-day
period are examined.  The Bank's policy is to
maintain its liquidity position at a minimum of 5%
of total assets.  The Bank has maintained liquidity
in its balance sheet in excess of 14% for the past
twelve months. Liquidity as measured by the Basic
Surplus/Deficit model was 16.95% as of June 30,
1997 for the 30-day horizon and 19.7% for the 90-
day horizon.
     How changes in the balance sheet have affected
the Bank may be viewed through the earnings
statement for the periods ending June 30, 1996 and
1997.  The Bank's net income for the first six
months of 1997 are one percent ($42,000) below the
earnings at June 30, 1996 and is discussed below.
Income before taxes for June 30, 1997 was $41,000
higher than June 30, 1996.
     Interest income is affected by rates, volumes
and the mix of earning assets and interest bearing
liabilities.  For the first six months of 1997,
increases in the loan portfolio have afforded the
Bank additional interest income of $206,000 that
was achieved through increases in volumes totaling
$580,000 and decreases in rates totaling $374,000.
Yields on loans decreased by 40 basis points from
June 1996 to June 1997.  In comparison, 1996's
increase over 1995 was $788,000.  Loan yields
decreased 38 basis points during that twelve month
period.
     On the investment side, interest and dividend
income as of June 30, 1997 grew by $271,000, with
the increase related to volumes totaling $83,000
and a increase from yields of $188,000 and an
actual increase in 16 basis points in yields on the
entire investment portfolio from year to year.
Investment interest increased by $194,000 in 1996
compared to 1995 with increases in volumes and
decreases in yields, (a decrease of 19 basis
points).
     Increased costs on the liability side have
been contained by the Bank by not increasing its
rates on savings, NOW and money market funds.  For
the past several years, the Bank has chosen to
promote specific term CDs at close to current
national market rates, thereby increasing its cost
of funds on those deposits only.  Interest bearing
liability costs increased by $166,000 based on
increases in liabilities of $5,700,000.  The
increase in the cost of funds came from increased
costs incurred due to volume increases totaling
$341,000 with an offset in liability costs due to
rates creating a reduction of $175,000. The total
cost of purchased funds increased by 6 basis points
over the past twelve months.  In 1996, the Bank's
cost of interest bearing funds increased by
$656,000 and was evenly split between rate and
volume increases. The cost of purchased funds went
up only 7 basis points between June of 1995 and
June of 1996. It has been the Bank's approach to
lag increases on both sides of the balance sheet
throughout the year.
     The Bank is well positioned with regard to
interest rate sensitivity with assets and
liabilities matched for repricing within a year,
with $14,000,000 more liabilities than assets
repricing within the next twelve months.   If rates
were to rise by 200 basis points, simulations indicate that the Bank's net interest income could increase by approximately $323,000 and $465,00 during the first and second years of the rise.
Even closer to the current interest rate environment, should rates fall by 200 basis points, the Bank's net interest income would drop by approximately $100,000 the first year and $287,000 the second year.
     The ratio for the reserve for possible loan losses has been over 2% for the past several years, and continues with a ratio of 2% as of June 30, 1997. The Bank reviews its allocation to the reserve on a monthly basis and funds the reserve as deemed necessary. This review includes a provision for specific credits, provisions due to historic loan losses by loan types and reserves reflecting industry concentrations, credit concentrations, current economic conditions and underwriting standards. In 1995, the Bank added a provision for impaired loans in accordance with FASB 114/118.
Reference is made to the notes included in this filing that outlines the impaired loan figures.
Losses in the loan portfolio were estimated at $500,000 for 1997, with charged off loans totaling
$270,000 for the first six months. This compares with charged off loans for year to date June 30, 1996 totaling $349,000. The amounts represented below are the total dollars past due for the first six months of each year listed. Included in loans that are 90 days or more past due and still accruing are approximately $900,000 in outstanding loans for which the customers have commitments from other banks to pay the Bank out for the loans.

Category                      1997
1996

90-day past due
  and still accruing        $1,990,399
$  350,183

Non-accruing                $3,503,052
$3,399,214
                            $5,493,451
$3,749,397

Gross loans                 $221,521,173
$208,481,646

Percentage of
  gross loans                  2.48%
1.63%


     In reviewing non-interest income for 1997, the
Bank has earned $81,000 more than as of June 30,
1996, with the increase attributable to the Trust
Department's earnings before expenses which have
exceeded last year's income by $210,000.  Service
charges on deposit accounts are $30,000 less than
last year and are reflective of the Bank's
conservative posture toward charging fees in light
of a computer software conversion that experienced
some instability in its customer data base during
the first months of its inception.  Additionally,
fees generated from the origination and sale of
mortgages are less than a year ago.  In the spring
of 1997, the Bank ran a promotion for mortgages
choosing to keep them in its own portfolio instead
of selling them in the secondary market, thus
reducing its income from origination and sold loan
fees.
     During the first six months of 1996, non-
interest income grew by 13% increase over 1995.
This growth was attributed to the Trust
Department's earnings before expenses growing by
$140,000 more than the first six months of 1995.
In the fall of 1995, the Trust Department converted
their tax preparation and began charging customers
for the service.  The cost of this tax service is
shown in other expenses.  Additionally, as of
January 1, 1996, the Bank implemented FASB
Statement No. 122, "Accounting for Mortgage
Servicing Rights" that positively impacted the
earnings of the Bank by $106,000.
     Salaries and benefits for 1997 exceeded 1996
by 4.7% and is indicative of merit increases
granted as of January 1, 1997, increases in the
cost of benefits for employees, and additional time
worked and additional staff required in connection
with the conversion of the Bank's software, which
took place in late November of 1996.   Accruing for
the Bank's incentive program reflects the increase
in salary and benefit costs in 1996 over 1995.
Although the program was not new to the Bank in
1996, that was the first year that the dollars were
allocated prior to year end.  Excluding the
accrual, salary and benefits would be one tenth of
1% higher than the first six months of 1995.
     Other expense, the category on the earnings
statement that encompasses the majority of accounts
that are not interest or human resource related, is
$307,000 or 13% higher than twelve months prior and
is attributable to enhancements started in 1996.
In 1996, the Bank implemented new software and
hardware for its banking applications, including
document and check imaging and servers to run these
applications.  With the installation of new banking
software, individual personal computers were
upgraded and the central processing unit was
upgraded.  The Bank was also building an Operations
Center, centrally located to its 10 branch
locations, which would  house the Bank's computer
networking systems as well as check clearing and
operational functions.  At the same time, the Bank
elected to upgrade its communications systems,
including more robust lines between the Operations
Center and the branches.  Each of these
installations has increased not only the bank's
assets, but also its depreciation expense, which is
$152,000 more than a year ago.   The upgrade in the
communication lines, which has increased the speed
of transmitting information to all locations,  has
increased the Bank's telephone charges by $50,000
more than last year.
     With the conversions, the Bank has utilized
its external audit firm for guidance in areas of
control and procedures, increasing the expense paid
to them by $77,000 above last year's expenses.
Finally, the cost of processing merchant credit
card deposits has increased by $63,000 more than a
year ago. Overall, the Bank's efficiency ratio
remains below national averages at 56%, which has
not increased since June 30, 1996.
     Other expense for the first six months of 1996
was below the comparable period in 1995 by $146,000
and due to the temporary relief from FDIC insurance
premiums.  As a well-capitalized bank, Bar Harbor
Banking and Trust Company was not required to pay
premiums in 1996.  In the fall of 1995, the Bank
sought the services of a consulting firm to review
existing procedures, seeking greater efficiencies
while maintaining quality customer service. The
Bank incurred $120,000 in expenses for these
services during the first six months of 1996.
     The Bank's capital to asset ratio is 11.5% and
the Bank far exceeds the required risk based
capital ratio of 8% with its Tier I ratio of 18.5%
and total capital ratio of 19.7% or additional
capital of $25,300,000.
       SFAS  No.  125  and  No.127  relate  to  the
accounting for transfers and servicing of financial
assets  and  extinguishment of certain  liabilities
and  were  adopted effective January 1, 1997.   The
adoption of these standards has had no material effect on the financial statements.
      SFAS No. 128 relates to the computation for earnings per share. The effect of adopting SFAS
128 has not been determined as of June 30, 1997.

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     BAR HARBOR
BANKSHARES



Date:  August 7, 1997         /s/  Sheldon F.
Goldthwait, Jr.
                                   Chief Executive
Officer



Date:  August 7, 1997        /s/  Virginia M.
Vendrell
                                  Treasurer and
                                  Chief Financial
Officer