Form 10-Q
period 1997-09-30
BAR HARBOR BANKSHARES
filed 1997-11-14
CIK 743367

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1997          Commission
File No. 841105-D

                      BAR HARBOR BANKSHARES

          Maine                                   01-0393663
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization
Identification No.)

P. O. Box 400
82 Main Street, Bar Harbor, ME                         04609-
0400
(Address of principal executive offices)                    (Zip
Code)

Registrant's telephone number, including area code:    (207) 288-
3314



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                YES:    XX
NO:



Indicate the number f shares outstanding of each of the issuer's classes of common stock as of September 30, 1997:

                  Common Stock:       1,820,583
                        TABLE OF CONTENTS



Financial Information                                    Page

Item 1.  Financial Statements

Consolidated Balance Sheets                              3-4
   December 31, 1996 and September 30, 1997
Consolidated Statements of Earnings                      5
   Three months and nine months ended September 30,
1996
   and 1997

Consolidated Statements of Changes in Stockholders'      6
Equity
   Nine months ended September 30, 1996 and 1997
Consolidated Statement of Cash Flows                     7-8
   Nine months ended September 30, 1996 and 1997
Rate Volume Analysis                                     9
   Nine months ended September 30, 1996 and 1997
Rate Sensitivity Report                                  10
   As of September 30, 1997
Notes to Financial Statements                            11-14
Item II.  Management's Discussion and Analysis of        15-20
Financial
                Condition and Results of Operations
Signature Page                                           21

              BAR HARBOR BANKSHARES AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                       SEPTEMBER 30    DECEMBER
                                           1997        31, 1996
ASSETS
   Cash and Due from Banks              $11,848,684   $11,298,408
   Federal Funds Sold                             0     2,000,000
   Investment  Securities                19,594,802    19,384,433
      Securities Available for Sale,
at market
      Securities Held to Maturity
(Market Value                            84,259,797    82,716,836
      $84,937,139  in 1997 and
$85,503,679 in 1996)
      Other Securities                    5,992,156     5,623,639
      Loans Held for Sale                   154,600       336,540
      Loans, net of allowance for
possible loan losses                    215,646,132   207,667,053
      of $4,470,196 in 1997 and
$4,249,128 in 1996
      Premises and Equipment              7,755,035     7,498,046
      Other Assets                        8,493,200     8,617,790
Total Assets                           $353,744,406   $345,142,74
                                                                5

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
     Demand Deposits                    $42,184,730   $35,918,779
     NOW Accounts                        41,893,275    40,529,509
     Savings Deposits                    54,306,807    53,085,062
     Time, $100,000 and over             14,716,135    14,611,616
     Other Time                         109,696,865   107,530,192
   Total Deposits                       262,797,812   251,675,158
   Securities sold under Repurchase       6,150,441     8,246,079
Agreements
   Advances from Federal Home Loan       39,351,495    43,908,263
Bank
   Other Liabilities                      4,225,978     3,426,320
Total Liabilities                       312,525,726   307,255,820

Commitments and Contingent Liabilities
Capital Stock, par value $2
   Authorized 10,000,000 shares
   Issued 1,820,583 in 1997 and
   1,818,237 in 1996                      3,641,166     3,636,474
Surplus                                   7,574,170     7,489,127
Retained Earnings                        31,368,973    28,204,829
   Net unrealized appreciation on
securities available                       (25,629)     (103,505)
   for sale, net of tax benefit
Less:  Cost of 100,000 shares of        (1,340,000)   (1,340,000)
Treasury Stock
TOTAL STOCKHOLDERS' EQUITY               41,218,680    37,886,925

TOTAL LIIABILITIES AND STOCKHOLDERS'   $353,744,406   $345,142,74
EQUITY                                                          5

The accompanying notes are an integral part of these consolidated financial statements.
              BAR HARBOR BANKSHARES AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF EARNINGS
                           (UNAUDITED)

                        THREE       THREE        NINE        NINE
                       MONTHS       MONTHS      MONTHS      MONTHS
                       ENDING       ENDING      ENDING      ENDING
                       09/30/97    09/30/96    09/30/97    09/30/96
Interest & Fees on    $5,506,167   $5,150,807  $15,708,9  $1,147,611
Loans                                                 18
Interest and
Dividends on
Investment             1,577,767    1,581,668  4,788,011   4,498,022
Securities:
   Taxable Interest
Income
   Non-taxable           159,852      191,830    506,421     581,432
Interest Income
   Dividends             104,711       88,910    299,788     260,781
   Federal Funds          23,381        5,933     37,507      22,916
Sold
Total Interest         7,371,878    7,019,148  21,340,64  20,510,762
Income                                                 5
Interest on            2,254,863    2,161,816  6,536,644   6,718,415
Deposits
Interest in Short        697,316      624,714  2,267,558   1,754,156
Term Borrowings
Total Interest         2,952,179    2,786,530  8,804,202   8,472,571
Expense
Net Interest Income    4,419,699    4,232,618  12,536,44  12,038,191
                                                       3
Provision for Loan       180,000      120,000    540,000     600,000
Losses
Net Interest Income
after                  4,239,699    4,112,618  11,996,44  11,438,191
   Provision for                                       3
Loan Losses
Other Income            1,44,644    1,684,273  3,581,247   3,741,703
Investment               140,751            0    140,751      16,934
Securities Gains
Other Expenses::
   Salaries &          1,534,273    1,467,981  4,423,730   4,265,530
Employee Benefits
   Other               1,788,000    1,512,297  4,341,907   3,759,334
   Investment             22,250            0     78,104           0
Securities Losses
Income Before          2,478,571    2,816,613  6,874,700   7,171,964
Income Taxes
Income Tax Expense       789,261      726,837  2,196,445   2,050,829
Net Income             1,689,310    2,089,776  4,678,255   5,121,135
Earnings per Share:
   Based on
1,718,237 for 1996
    and 1,720,583       $0.98       $1.22       $2.72       $2.98
shares for
   1997
Dividends Per Share     $0.30       $0.25       $0.88       $0.65

              BAR HARBOR BANKSHARES AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           QUARTERS ENDED SEPTEMBER 30, 1996 AND 1997

                                                            NET
                                                         UNREALIZ
                                                            ED         NET
                    CAPITAL           RETAINED TREASURY   LOSS ON  STOCKHOLDER
                     STOCK  SUIRPLU   EARNINGS   STOCK    EQUITY       S'
                               S                         SECURITI    EQUITY
                                                            ES
Balance, 12/31/95   $3,627,  $7,368,  $23,523,  ($1,340,   $63,293 $33,242,824
                        210      695       626      000)
Net Earnings                          5,121,13                       5,121,135
                                             5
Cash Dividends                        (1,116,8                     (1,116,854)
Declared                                   54)
Net Unrealized
Depreciation on
   Securities
Available for Sale                                        (219,448   (219,448)
   Net of Tax                                                    )
benefit of
   $80,712
Sale of Stock         9,264  120,432         0         0         0     129,696
(4,632 shares)
Balance, 9/30/96    3,636,4  7,489,1  27,527,9  (1,340,0  (156,155  37,157,353
                         74       27        07       00)         )

Balance, 12/31/96   3,636,4  7,489,1  28,204,8  (1,340,0  (103,505  37,886,926
                         74       27        29       00)         )
Net Earnings                          4,678,25
                                             5
Cash Dividends                        (1,514,1                       4,678,255
Declared                                   12)
Net Unrealized
Depreciation on
   Securities
Available for                                               77,876      77,876
Sale,
   Net of Tax
benefit of
   $47,334
Sale of Stock         4,692   85,043         0         0         0      89,735
(2,346 shares)
Balance, 9/30/97    $3,641,  $7,574,  $31,368,  ($1,340,  ($25,629 $41,218,680
                        166      170       972      000)         )
The accompanying notes are an integral part of these consolidated financial statements.

              BAR HARBOR BANKSHARES AND SUBSIDIARY
              COLSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)

                                               SEPTEMBER    SEPTEMBER
                                               30, 1997     30, 1996
Cash Flows from Operating Activities:
   Net Income                                    $4,678,255  $5,121,135
   Adjustments to reconcile net earnings to
net cash provided by
   operating activities:                            693,083     566,161
      Depreciation
      Provision for Loss Losses                     540,000     600,000
      Provision for Losses on Other Real                  0     (4,664)
Estate Owned
      New Loans Originated for Sale             (3,369,340) (7,108,320)
      Proceeds from Sale of Mortgages Held        3,651,076   7,028,603
for Sale
      Gain on Sale of Mortgages Originated         (13,537)    (15,108)
for Sale
      Net Securities Gains                         (62,648)    (16,934)
      Net Amortization of Bond Premium               89,855     224,207
      (Gain) Loss on sale of premises and             1,953           0
equipment
      Net Change in Other Assets                     40,076   (287,745)
       Net Change in Other Liabilities              799,658   1,039,202
   Net Cash Provided by Operating Activities      7,048,431   7,146,537

Cash Flows from Investing Activities:
   Purchases of Securities Held to Maturity    (19,843,240) (13,636,697
                                                                      )
   Proceeds from Maturity and Principal
Paydowns of Securities                           12,460,509   6,591,798
      Held to Maturity
   Proceeds from Call of Securities Held to       5,750,000   5,420,608
Maturity
   Purchases of Securities Available for Sale   (1,250,000) (5,503,125)
   Proceeds from Maturity and Principal
Paydowns of Securities                              118,741           0
      Available for Sale
   Proceeds from Sale of Securities Available     1,060,021     500,000
for Sale
   Purchase of Other Securities                   (453,700)
   Proceeds from sales of Other Securities          147,831      37,930
   Net Loans Made to Customers                  (8,611,570) (10,009,102
                                                                      )
   Capital Expenditures                           (938,619) (1,894,340)
   Proceeds from Sale of Fixed Assets                16,000           0
   Net Cash Used in Investing Activities       (11,544,027) (18,492,928
                                                                      )

Cash Flows from Financing Activities:
   Net Change in Savings, NOW and Demand          8,851,462  11,187,990
Deposits
   Net Change in Time Deposits                    2,271,192 (5,676,985)
   Net Change in Repurchase Agreements          (2,095,638)   1,071,183
   Purchase of Advances from FHLB                24,000,000  33,000,000
   Repayment of Advances from FHLB             (25,000,000) (13,000,000
                                                                      )
   Net Change in Other Short Term Borrowed      (3,556,768) (16,110,515
Funds                                                                 )
   Proceeds from Sale of Capital Stock               89,735     129,696
   Payment of Dividends                         (1,514,111) (1,116,854)
   Net Cash Provided by Financing Activities      3,045,872   9,484,515

Net Increase In Cash and Cash Equivalents       (1,449,724) (1,861,876)
Cash and Cash Equivalents at Beginning of        13,298,408  12,559,797
Year
Cash and Cash Equivalents at End of Quarter     $11,848,684  10,697,921

Supplemental Disclosures of Cash Flow
Information:
   Cash Paid during the Year for:                $8,797,662   8,533,008
      Interest
      Income Taxes, Net of Refunds               $1,678,000   1,450,000
Non-Cash Transactions:;
   Transfers from Loans to Real Estate Owned             $0     193,000
(Other Assets)
    Transfer of Securities from Held to                  $0          $0
Maturity to Available for Sale
                                                           Available for Sale
The accompanying notes are an integral part of these consolidated financial statements

                      RATE VOLUME ANALYSIS

The following table represents a summary of the changes in interest earned and interest paid as a result of changes in rates and changes in volumes.

For each category of earning assets and interest bearing liabilities, information is provided with respect to changes attributable to change in rate (change in rate multiplied by old volume) and change in volume (change in volume multiplied by old rate). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationships of the absolute collar amounts of the change in each.

          YEAR-TO-DATE FIGURES AS OF SEPTEMBER 30, 1997
                 COMPARED TO SEPTEMBER 30, 1996
                  INCREASES (DECREASES) DUE TO:

                                     VOLUME      RATE        NET
Loans                                $846,105  ($284,798    $561,307
                                                       )
Taxable Securities                    154,135    174,861     328,996
Tax Exempt Securities                (85,893)     10,882    (75,011)
Federal Funds Sold and Money           13,501      1,090      14,591
Market Funds
TOTAL EARNING ASSETS                  927,848   (97,965)     829,883
Deposits                              (4,746)  (177,025)   (181,771)
Borrowings                            416,398     97,004     513,402
Total Interest Bearing                411,651   (80,020)     331,631
Liabilities
NET CHANGE IN INTEREST               $516,197  ($17,945)    $498,252

          YEAR-TO-DATE FIGURES AS OF SEPTEMBER 30, 1996
                 COMPARED TO SEPTEMBER 30, 1995
                  INCREASES (DECREASES) DUE TO:

                                     VOLUME      RATE        NET
Loans                                $853,768  ($36,779)    $816,989
Taxable Securities                    545,049  (129,372)     415,677
Tax Exempt Securities                (57,057)    (8,572)    (65,629)
Federal Funds Sold and Money         (58,848)    (9,377)    (68,225)
Market Funds
TOTAL EARNING ASSETS               $1,282,912  ($184,100  $1,098,812
                                                       )

Deposits                              357,112    283,876     640,988
Borrowings                            116,955   (82,522)      34,433
Total Interest Bearing                474,067    201,354     675,421
Liabilities
NET CHANGE IN INTEREST               $808,845  ($385,454    $423,391
                                                       )

               INTEREST RATE SENSITIVITY ANALYSIS
                    AS OF SEPTEMBER 30, 1997
                           (UNAUDITED)
                      Amounts in Thousands

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

                        TOTAL TO    ONE TO FIVE   GREATER THAN
                        ONE YEAR       YEARS       FIVE YEARS      TOTAL
Loans - Fixed Rate          $22,348      $32,197       $16,855       $71,400
Loans - Variable Rate       103,715       38,973         2,058       144,746
Investments                  47,394       32,465        30,004       109,863
Federal Funds Sold                0            0             0             0
Interest Rate/Swap            5,000       10,000             0        15,000
Floor
Total Earning Assets       $178,457     $113,635       $48,917      $341,009

Deposits                   $147,446      $10,975      $104,376      $262,797
Repurchase Agreements         6,150            0           281         6,431
Borrowings                   29,324       10,028             0        39,352
Interest Rate                 5,000       10,000             0        15,000
Swap/Floor
Total Sources              $187,920      $31,003      $104,657      $323,580

Net Gap Position           ($9,463)      $82,632     ($55,740)       $17,429
Cumulative Gap              (9,462)      $73,169       $17,429       $17,429


Rate Sensitive
Asset/Rate Sensitive     94.96%        366.53%       46.74%       105.93%
Liabilities


Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Bank has assumed that 4 1/2% of its savings is more rate sensitive and will react to rate changes, and has therefore categorized it in the 3-12 month time horizon. The remainder is stable and is listed in the greater than five year category. NOW accounts, other than seasonal fluctuations approximating $2,500,000, are stable and are listed in the greater than five year category. Money market accounts are assumed to reprice in three months or less. Certificates of deposit are assumed to reprice at the date of contractual maturity. Fixed rate mortgages, totaling
$42,000,000 are amortized using the weighted average maturity of 147 months, with an additional prepayment rate of 9%, which approximates the Bank's prior experience.
     NOTES TO FINANCIAL STATEMENTS DATED SEPTEMBER 30, 1997

1.   Summary of interim financial statement adjustments.
     The accompanying unaudited statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Bank's 1996 Annual Report.

                                                    September 30, 1997
INVESTMENT SECURITIES                        CARRYING          CARRYING
   AVAILABLE FOR SALE                        VALUE             VALUE
a:  U. S. Treasury and other government            $19,062,412    $19,029,402
agencies
b:  Marketable equity securities                       550,000        565,400
     Total Securities Available For Sale           $19,612,412    $19,594,802

HELD TO MATURITY:
a:  U. S. Treasury and other government            $65,965,950    $66,365,062
agencies
b:  States of the U.S. and other political          10,034,504     10,300,681
subdivisions
c:  Corporate bonds                                  8,259,343      8,271,396
     Total Securities Held to Maturity             $84,259,797    $84,937,139

      OTHER SECURITIES                              $5,992,156     $5,992,156
TOTAL SECURITIES                                  $109,864,365   $110,524,097

The Bank does not hold any securities for a single issuer which exceed 10% of the Bank's stockholders' equity.

                                             September 30,   December 31,
                                             1997            1996
3.  LOANS
a:  Commercial, agricultural and other           $40,472,832      $39,451,440
loans
b:  Real Estate - Construction                     7,002,109        8,905,823
c:  Real Estate - Mortgage                       156,393,879      146,361,313
d:  Installment Loans                             16,247,508       17,241,472
     Total Loans                                $220,116,328     $211,960,048

4.  CHANGES IN ALLOWANCE FOR POSSIBLE LOAN   September 30,   September 30,
LOSSES:                                      1997            1996
Balance, beginning January 1                      $4,292,995       $4,047,883
Provision charged to income                          540,000          600,000
Recoveries of amounts charged                         92,491          100,840
Losses charged to provision                          455,290          461,073
Balance, ending September 30                      $4,470,196       $4,287,650

Information regarding impaired loans is as follows for September
30, 1997:

Average investment in impaired loans                               $1,837,397
Interest income recognized on impaired loans including
interest income                                                       107,260
   recognized on cash basis
Interest income recognized on impaired loans on cash basis            107,260
Balance of impaired loans                                           2,070,475
Less portion for which no allowance for loan losses is                      0
allowed
Portion of impaired loan balance for which an allowance for         2,070,475
credit losses is allocated
Portion of allowance for loan losses allocated to the                 122,502
impaired loan balance


5.  CHANGES IN ALLOWANCE FOR OTHER REAL ESTATE:
                                           9/30/97       9/30/96    9/30/95

Balance, beginning January 1                     $22,589    $26,000   $30,486
Provision charged to income                            0    (4,664)     9,778
Losses charged to provision                        5,124     21,336    15,110
Balance, ending September 30                     $17,465         $0   $25,154

6. The aggregate dollar amount of loans made to directors, executive officers or principal holders of equity securities as of September 30, 1997 and December 31, 1996 respectively, were:

Aggregate amount, beginning 1/1                      $3,806,555    $3,279,479
New loans                                             1,600,011       912,044
Repayments                                            1,267,063       384,968
Aggregate amount, ending 9/30/97                     $4,139,503
Aggregate amount, ending 12/31/96                                  $3,806,555

7.  OTHER ASSETS                                    September    December
                                                    30, 1997     31, 1996
a:  Interest earned but not paid on:
      Loans                                          $1,499,649    $1,426,296
      Investments                                     1,105,491     1,237,564
b:  Other Real Estate Owned                              58,950       270,430


8.   INCOME TAXES:
     The Company adopted Financial Accounting Standards No. 109
"Accounting for Income Taxes" effective January 1, 1993. The standard requires adoption of a liability method of accounting for income taxes. The accounting change had no effect on the company's net income or retained earnings.

Components of income tax expense for the period ended September
30, 1997 are as follows:

  Current
     Federal                 $2,342,974
     State                       70,277

  Deferred                    (216,806)
                             $2,196,445

     Actual tax expense differs from the expected tax expense computed by applying the applicable federal corporate income tax rate of 34% is as follows for the six months ended September 30, 1997:

  Computed tax expense       $2,330,796
  Tax exempt interest         (186,532)
  Other                          52,181
                             $2,196,445

     At September 30, 1997, items giving rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:

                                                     ASSET        LIABILITY
Allowance for possible losses on loans and real      $1,363,764
estate owned
Deferred and accrued employee benefits                  955,440
Deferred loan origination fees                           67,839
Securities losses not currently deductible                    0
Core deposit intangibles                                 76,665
Depreciation                                                  0        44,637
Other                                                    25,935
                                                     $2,489,643       $44,637

No valuation allowance is deemed necessary for the deferred tax asset.

9.  INCOME TAX EXPENSE                               1997           1996
     Federal Income Tax                             $2,126,168     $1,982,793
     State Income Tax                                   70,277         68,036

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The results of operations for September 30, 1997 are reflected through changes in the balance sheet. Total assets grew by $11,700,000 in 1997 and $18,000,000 in 1996, each compared to the previous year's third quarter end. The major changes are found in the loan portfolio with small growth visible through the investment portfolio.
     The investment portfolio net growth of $1,700,000 has been in the area of US Government agency debentures. Purchases in the past twelve months have totaled $27,000,000, of which $10,500,000 have been in callable agencies and the majority of the remaining purchases have been in government sponsored mortgage backed pools. The bank has had $6,750,000 called in the past twelve months, $ 11,000,000 in principal paydowns from mortgage backed securities, $2,500,000 in maturing tax-exempt securities and $2,500,000 in other security paydowns. As a comparison, from September 30, 1996 to September 30, 1995, the Bank's available for sale portfolio changed by the one-time transfer of securities at market value totaling $5,600,000 in accordance with the Financial Accounting Standards Board
implementation guidance issued in November of 1995.   The Bank's
other securities portfolio includes $5,853,000 in Federal Home Loan Bank (FHLB) stock. Ownership of stock is required by the FHLB for participation in their funding programs.
     The market value of the held to maturity portion of the portfolio is $677,000 more than the book value, with the AFS portfolio market value at $17,600 less than the book value. At September 30, 1996, the market value of the entire investment portfolio was $695,000 below book value and represented a potential loss of less than one-half of one percent of the book value of the portfolio, had the entire portfolio been sold at that date.
 The Bank does not hold any securities (such as structured debt tied to multiple indices, interest only or principal only securities) that may experience considerable change in their market values by a greater degree than traditional debt and
could materially affect the entire portfolio.   It does hold one
structured note, a 10-year step-up government agency debenture that matures in November of 2005. The structure is to step up annually by 1/8 of 1% after three years (November 1998). It is currently earning 7% and is being called as of November of this year.
     The taxable portions of the Bank's securities have been earning 7.23% for the first nine months of 1997, an increase of 13 basis points since September 30, 1996.
       In the loan portfolio, which has grown by almost $8,800,000 (4%) in the past twelve months, the Bank's concentration has been through the extension of loans secured by real estate to its customers totaling $14,000,000 more than one year ago. Reductions in the loan portfolio were found in the commercial loan portfolio ($3,400,000) and the construction portfolio ($1,700,000). This compares to 1996's growth of $12,000,000 (6.2%) in loan growth, with $8,000,000 of the loan growth being secured by real estate and granted to the Bank's consumer customers. The Bank continues to experience strong competition from other financial institutions in its market area.
     From September 30, 1996 to September 30, 1997, a mixture of increased deposits and funding from the Federal Home Loan Bank funded the bank's assets. Total deposits increased by $5,800,000 with equal growth in the demand deposit accounts, NOW accounts and certificates of deposit. Also, for the same period, advances through the Federal Home Loan Bank increased by almost $2,800,000. In 1996, the funding for the asset growth had come from borrowings primarily through the Federal Home Loan Bank. Total advances increased by $28,000,000 and include $12,000,000 in longer-term borrowings as funding for certain specific commercial credits. During both years, short-term borrowings were reduced through seasonal deposit growth, investment maturities and/or calls and principal paydowns from the Bank's mortgage backed securities portfolio.
     Liquidity is measured by the Bank's ability to meet cash needs at a reasonable cost or minimum loss to the Bank. Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs. Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities it serves. The Bank utilizes a Basic Surplus/Deficit model to measure its liquidity over a 30-day and a 90-day time horizon. We examine the relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement within a 30-day period. The 90-day analysis extends to include a projection of subsequent cash flow funding needs over an additional 60-day time horizon. The Bank's policy is to maintain its liquidity position at a minimum of 5% of total assets. For the past twelve months, the Bank has maintained liquidity in its balance sheet in excess of 14%. Liquidity as measured by the Basic Surplus/Deficit model was 16.7% for the 30-day horizon and 15.7% for the 90-day horizon as of September 30, 1997.
     How the changes in the balance sheet have affected the Bank may be viewed through net interest income in the earnings statement for the periods ending September 30, 1996 and 1997. Net interest income, affected by rates, volumes and the mix of earning assets and interest bearing liabilities, is ahead of September 1996's net interest income by almost $500,000. Interest income earned from loans increased in 1997 by $846,000 due to volumes of loans with an offsetting reduction in earnings of $285,000 due to changes in rates. This is indicative of the competitive market in Downeast Maine. Overall yields from the loan portfolio decreased by 39 basis points of 1996's yields. Net interest income for the first nine months of 1996 added earnings of $850,000 due to volumes of loans with a small reduction in earnings of $37,000 due to changes in rates. Overall yields from the loan portfolio remained within 5 basis points of 1995's yields.
     The investment portfolio, with net growth in assets of only $1,700,000, has shown increases in interest income due both to volumes ($82,000) and rates ($187,000). The overall yield on the entire investment portfolio has actually increased by 5 basis points during the past twelve months. Looking at 1996, the investment interest increased by virtue of purchases (totaling $429,000); however, as rates remained flat and with larger coupons maturing the portfolio experienced decreases due to rate changes
     totaling $147,000, similar to the loan portfolio.   Overall
     the yield on investments dropped the same as the loan yield, 5 basis points from year to year.
     With the Bank well matched in the repricing of its balance sheet, the funding costs followed a similar pattern as is described above for loans and investments. The cost of interest bearing liabilities increased by 4% in 1997 as compared to 1996, with the interest paid on deposits decreasing primarily due to rates ($177,000). The cost of borrowings increased predominantly due to volumes ($416,000), but also by rates ($97,000). The overall cost of funding the bank's assets has
increased by 19 basis points over the past twelve months.   In
1996, the cost of deposits rose based on volumes ($357,000) and rates $284,000) while the cost of borrowed funds increased due to volumes ($117,000) but decreased by $82,500 because of rate changes. Reference is made to the earlier discussion that the Bank elected to fund its asset growth through borrowings instead of deposits for 1996. The cost of deposits increased by 21 basis points whereas the cost of borrowings decreased by 26 basis points between September 30, 1995 and 1996.
     With regard to interest rate sensitivity, the Bank is somewhat liability sensitive with $9,500,000 more of its liabilities repricing within a year when compared to its assets. Based on simulations, if interest rates were to rise by 200 basis points and if the Bank were to maintain the balance sheet as it stands today, the Bank would reduce its net interest
income by $350,000 during the next two years.   If rates were to
drop by 200 basis points the Bank would experience an increase in its net interest income of $676,000.
     Due to changes in the methodology used for computing the reserve for possible loan losses and due to the recessionary nature of the economy in the early 1990's, the Bank increased its ratio to gross loans to over 2% and has maintained that reserve to loan ratio through September 30, 1997. The Bank reviews its allocation to the reserve on a monthly basis and funds the reserve as deemed necessary. The review includes a provision for specific credits, provisions due to historic loan losses by loan types and reserves reflecting industry concentrations, credit concentrations, current economic conditions and underwriting standards.
     In 1995, the Bank added a provision for impaired loans in accordance with FASB 114, "Accounting By Creditors for Impairment of a Loan", as amended by Statement No. 118. A loan is impaired when it is probable that the Bank will not collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are loans that are carried on a non-accrual status. Loans are returned to accrual status and are no longer considered to be impaired when they become current as to principal and interest or demonstrate a period of performance under the contractual terms, and in management's opinion are fully collectable. Certain loans are exempt from the provisions including large groups of smaller balance homogenous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans. Impaired loans totaled $2,070,475 and $1,604,919 at September 30, 1997 and 1996,
     respectively. Reference is made to the notes included with this filing that outline the impaired loan figures.
     Losses in the loan portfolio were estimated at $500,000 for fiscal year 1997, with charged off loans totaling $455,000 for the first nine months of this year. Losses for 1996 were originally estimated at $840,000 with $461,000 charged off through September 30, 1996. The amounts represented below are the total dollars outstanding for the first nine months of each year listed.
     The bank retains a conservative posture with regard to non-accruing loans, placing loans onto non-accrual status once they become past due 90 days or more. This is shown through the figures below, with the bank retaining only $428,000 in loans that are still accruing and are 90 days or more past due. This represents two-tenths of one percent of gross loans outstanding for the bank.

Category                 1997            1996         1995
90-day past due and
still accruing                  $427,618    $830,532     $711,943
Non-accruing                  $4,599,245  $3,557,518   $2,584,343
                              $5,026,863  $4,388,050   $3,296,286
Gross Loans                 $220,116,328  $211,360,9   $199,190,0
                                                  48           24

Percentage of gross      2.28%           2.08%        1.65%
loans

     Non-interest income for the first nine months of 1997 is
below the comparable period in 1996 by $160,000.  The Trust
Department has produced $320,000 more income in this period, based on fees structured on market values of total assets per customer account and an increase in book assets of more than
$8,000,000.  However, in September of 1996, the bank received a non-recurring income entry of $278,000 representing an insurance payoff from a policy written on certain key persons in the Bank.
Robert Avery, director and former president of the Bank passed away in August of 1996 resulting in this one-time, tax
deductible payment.  The 1996 non-recurring income entry is
creating the variance between the two years.
     A review of the Bank's non-interest income shows the first nine months of 1996 ahead of the same period for 1995 by
$558,000.  $200,000 of that pertains to the Trust Department's charge to its customers of scheduled fees, based on increased
book assets of almost $25,000,000.   In addition, as of January
1, 1996, the Bank implemented FASB Statement No. 122,
"Accounting for Mortgage Servicing Rights" that has positively impacted the Bank's earnings by $126,000 year to date.
     Salaries and benefits are 3.7% more than as of September
30, 1996 and include merit increases and accruals for the bank's incentive plan.  Depreciation expense is $100,000 more than a year ago and includes the addition of the Operations Center, opened in January of 1997 and the depreciation of technology that has been purchased over the past twelve months.  New
personal computers, networking servers, communication lines, document and check imaging equipment are some of the investments made into technology during this period.


     The bank has experienced a number of non-recurring charges including expenses to complete the installation of and subsequent training in enhancements in technology begun in 1996. Additionally, the bank paid $123,000 to the Internal
     Revenue Service for taxes incurred on a loss taken in 1994 from the sale of a bond fund. This fund was taxed as ordinary income in the 1994 return, but was challenged by the IRS in a subsequent audit of that year's return. The bank appealed the decision by the examiner. Ultimately the appeal was denied. The bank has refiled the tax return for 1994, as well as 1992 and 1993, based on the determination by the IRS audit of the classification of the loss on the bond fund. If the amended returns are accepted, a potential refund totaling $84,000 would be due the bank.
     Audit costs are $80,000 higher than in September of 1996 and include the outsourcing of a large portion of the bank's internal audit function. Furthermore, with the conversion of the banking software very close to year-end last year, the bank sought additional help early in 1997
     (reconciling accounts and reviewing controls) from the bank's accounting firm, Berry, Dunn, McNeil and Parker.
     These added costs are non-recurring expenses for the bank.
     Accruing for an incentive program reflects the increase in salary and benefit costs in 1996 over 1995. Although the program was not new to the Bank in 1996, it was the first year that the dollars have been allocated prior to year-end. Excluding the accrual, salary and benefits would have been 1.6% higher than the first nine months of 1995.

     Other expense for the first nine months of 1996 is above
the comparable period in 1995 by $60,000 or 1.6%.  A portion of that containment of costs was attributable to the temporary
relief from FDIC insurance premiums.  As a well-capitalized
bank, Bar Harbor Banking and Trust Company has not been required to pay premiums in either 1996 or 1997.  As of September 30,
1995 the Bank had incurred $240,000 in FDIC premiums.  In the fourth quarter of 1995, the Bank sought the services of a
consulting firm to review existing procedures, seeking greater efficiencies while maintaining quality customer service. The
Bank incurred approximately $120,000 in expenses for these
services during the first nine months of 1996 as the project was being completed.  Additionally, the Bank began numerous projects
as mentioned above.   Startup and non-recurring costs for these
projects were included in other expenses through September 30,
1996.
     The Bank's year-to-date efficiency ratio is 56% remains
     consistent with the 1996 ratio and is well under the
     national average.
     The Bank's capital to asset ratio is 11.65% and the Bank
far exceeds the required risk based capital ratio of 8% with its
Tier I ratio of 19.0%, total capital ratio of 20.39% and
leverage ratio of 11.9%.  Using the risk based capital formula, the Bank has capital in excess of requirements of $6,500,000.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BAR HARBOR BANKSHARES



Date:  November 14, 1997           Sheldon F. Goldthwait, Jr.
                                   Chief Executive Officer





Date:  November 14, 1997           Virginia M. Vendrell
                                   Treasurer and
                                   Chief Financial Officer


