Form 10-K405
period 1997-12-31
BAR HARBOR BANKSHARES
filed 1998-03-31
CIK 743367

7
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC  20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)
For the fiscal year ended December 31, 1997.

Commission File No. 0-13666





                    BAR HARBOR BANKSHARES





State or other jurisdiction of incorporation or
organization: Maine
IRS Employer Identification Number: 01-0393663
Address:       P O Box 400, 82 Main Street, Bar Harbor, ME
Zip Code:04609-0400 Registrant's telephone number, including area code: (207) 288-3314

Securities registered pursuant to Section 12(g) of the Act:
Title of Class:  Common Stock.       Par Value     $2.00 per
share

Indicate  by  check mark whether the registrant  (1)
has  filed  all  reports required  to
be  filed  by Section  13 or 15(D) of
the Securities Exchange  Act of  1934
during the preceding 12 months (or for
such shorter  period that the registrant
was required  to file such reports), and
(2) has been subject to such filing
requirements  for   the   past   90
days: Yes   XX

Indicate  by check mark if disclosure of
delinquent filers  pursuant  to  Item
405  of  Regulation  S-K (229.405  of
this chapter) is not contained  herein,
and   will  not  be  contained,  to  the
best   of registrant's   knowledge,  in
definite   proxy   or information
statements incorporated by reference  in
Part  III of this Form 10-K or any
amendment to this form 10-K.

The aggregate market value of the voting
stock held by non-affiliates of the
registrant, as of January 31, 1998 is:
Common stock, $2.00 par value
$91,255,771

The number of shares outstanding of each
of the registrant's classes of common
stock, as of January 31, 1998 is:
Common stock
1,721,807

Documents incorporated by Reference:
(1) portions of the Annual Report to
Stockholders for the year ended
December 31, 1997 are incorporated by
reference into Part II, Items 6
through 8 and Part IV, Item 14 of the
Form 10-K. INDEX

ITEM NUMBER                                       PAGE
1.     Business                                   3-5
2.     Properties                                 5-6
3.     Legal Proceedings                          6
4.     Submission of Matters to a Vote
of     6
       Security Holders
5.     Market for Registrant's Common
Equity and
       Related Stockholders Matters               6
6.     Selected Financial Data                    7
7.     Management's Discussion and
Analysis of
       Financial Condition and Results of         7-18
       Operation
7a.    Quantitative and Qualitative
Disclosures
       about Market Risk                          19-20
8.     Consolidated Financial Statements
and
       Supplementary Data                         21
9.     Changes in and Disagreements with
       Accountants on Accounting and
Financial              21
       Disclosure
10.    Directors and Executive Officers of
the    22-23
       Registrant
11.    Executive Compensation                     24-25
12.    Security Ownership of Certain
Beneficial
       Owners and Management                      26-27
13.    Certain Relationships and Related          27
       Transactions
14.    Exhibits, Financial Statement
Schedules              28-29
       and Reports on Form 8-K


                  PART I

ITEM 1.  BUSINESS

Bar Harbor Bankshares, ("the Company"), was incorporated January 19, 1984. As of
December 31,
1997, the Company's securities consisted of one class of common stock ("the
Common Stock"), par value of $2.00 per
share, of which there are 1,721,807
shares outstanding held of record by
approximately 1,075 stockholders.

The accompanying consolidated financial
statements include the accounts of the
company and its whollyowned subsidiary,
Bar Harbor Banking and Trust Company
("the Bank"). All inter-company balances and transactions have been eliminated in the accompanying financial statements.

The Bank conducts substantially the same business operations as a typical full service, independent, community bank. It has ten offices in coastal Maine, including its principal office located at 82 Main Street, Bar Harbor, Hancock
County, and adjacent Washington County.
The Hancock County offices are located
at Maine Street, Northeast Harbor; Main
Street, Southwest Harbor; Main Street,
Blue Hill; route #15, Deer isle; corner
of High and Washington Streets,
Ellsworth; and Main Street, Winter
Harbor. The Washington County offices
are located at the corner of Routes 1
and 1A, Milbridge; Main Street, Machias;
and Washington Street, Lubec. In January of 1997, the Bank moved its operations, check clearing, technology and mail staff to a newly constructed Operations Center located on
Avery Lane in Ellsworth, Maine. In
addition, the Bank's Trust Department
has an office at One Cumberland Place,
Bangor, Maine.

The Bank is a retail bank serving
primarily individual customers, small
retail establishments, seasonal lodging, campgrounds and restaurants. As a coastal bank it serves the lobstering, fishing and aquaculture industries. It also serves Maine's wild blueberry industry through its Washington County offices. The Bank has not made any material changes in its mode of conducting business during the past five years.

The Bank operates in a high competitive
market. Competition among banks in Maine has increased in recent years as a result of aggressive acquisition programs by statewide holding companies and by completely open interstate banking. The bank continues to be one of the largest independent commercial banks in the State of Maine.

In the Bank's immediate service area
there are two other independent
commercial banks, one Savings and Loan
Association, three savings bank branch
offices and three commercial banks which are offices owned by holding companies based outside the state.

The Bank has a broad deposit base and
loss of any one depositor or closely
aligned group of depositors would not
have a materially adverse effect on its
business.  Approximately 85% of the
Bank's deposits are in interest bearing
accounts. The Bank has paid, and
anticipates that it will continue to
pay, current competitive rates on
certificates of deposit, IRAs, NOW and
money market accounts and does not
anticipate loss of these deposits.

The Bank provides the normal banking
services offered by a commercial bank
including checking accounts, NOW
accounts, all forms of savings and time
deposit accounts, individual retirement
accounts, safe deposit boxes,
collections, travelers checks, night
depository services, direct deposit
payroll services, credit cards, personal money orders, bank-by-mail and club accounts and drive-up facilities at all offices. The Bank also has arrangements with other institutions for the provision of certain services which it does not provide directly, such as computerized payroll services. In addition, the Bank operates a large
Trust Department, including an office in Bangor, Maine. The Trust Department handles book assets for clients totaling
$261.7 million and offers professionally managed investment accounts.

The Bank has Automated Teller Machines
(ATMs) located in each of its ten branch locations. These ATMs access major networks for use of the Bank's cards throughout the United States including the Plus and NYCE systems as well as the major credit card networks.

In addition, to the foregoing, the Bank offers lending services including consumer credit in the form of installment loans, stand-by credit, VISA credit card accounts and student loans; residential mortgage loans; home equity loans' and business loans to individuals, partnerships and corporations for capital construction, the purchase of real estate and working capital.
Business loans are provided primarily to organizations and individuals in the tourist, health care, blueberry, shipbuilding and fishing and aquaculture industries as well as to the usual small businesses associated with small coastal communities. Certain larger loans which would exceed the Bank's lending limits are written on a participation basis with correspondent banks, with the Bank retaining only such portions of those loans as are within its lending limits.
The Bank also provides trust and estate
planning services to its customers. The
principal market areas for all of the
Bank's services consists of Hancock and
Washington Counties. The Bank's policy
for lending limits is up 20% of capital
surplus to any borrower provided that
the loans are secured and approved by
the Executive Loan Committee, which
includes members of the Bank's Board of
Directors.

As a state chartered bank, the Bank has
the Bureau of Banking of the State of
Maine and the Federal Deposit Insurance
Corporation as bank regulatory agencies
responsible for its supervision. In
addition, as a bank holding company,
the Company is supervised by the Federal
Reserve Bank.

The Bank is not engaged in any material
research activities relating to the
development of new services or the
improvement of existing services except
in the normal course of business
activities. As of December 31, 1997, the
Bank employed 171 persons in a full or
part-time basis. The President,
Executive Vice President, Senior Vice
Presidents and Vice President in charge
of Human Resources are employed by the
Bank as well as serve as officers of the Company. They are not compensated by the Company for their services. There are no employees of the Company.

Since the Bank is located in a summer
resort area, a portion of the Bank's
business is seasonal in nature. In
addition, employment in the sardine and
blueberry industries of Washington
County is seasonal. As a result of these factors, the Bank has had an annual deposit swing which has been declining in the last several years from swings of more than 20% in the late 1980s, to under 10% for both 1996 and 1997. The reduction in outflow may be attributable to increasing interest rates and to safety and soundness issues as customers choose to have their funds insured by maintaining their deposits in the banking system. Deposits generally peak in late September with the low point in late spring. This deposit swing is predictable and does not have a materially adverse effect on the Bank.
Should the Bank need additional funds
for liquidity, it may utilize short term borrowing lines set up through the Federal Home Loan Bank of Boston, seek repurchase agreements through a primary securities dealer or draw on its seasonal line at the Federal
Reserve Bank of Boston.
On July 11, 1995, the Board of Directors declared a five-for-one stock split to all shareholders of record as of that date and which took effect on August 7, 1995. All share and per data share included in the Form 10-K have been restated to reflect the stock split.


ITEM 2.  PROPERTIES

The eleven parcels of real estate owned
and utilized by the Bank for its
operations are described below:

1.  The principal office of the Bank is
located at 82 Main Street, Bar Harbor,
Maine and includes a building housing
banking facilities and administrative
offices and an adjacent 35 car parking
lot. The building was renovated and
expanded in 1987 and 1988. A portion of
the expanded building was completed in
1990 offering space for operational
personnel.

2.  An office is located at Main Street,
Northeast Harbor, Maine. This property
consists of a building constructed in
1974 which is adequate for the Bank's
current needs at that location and is
presently undergoing interior
renovations to better meet the Bank's
needs at that location.

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

7.  An office is located at Washington
Street, Lubec, Maine. This branch
consists of a building constructed in
1990 and is adequate for the Bank's
needs at that location.

8.  An office is located at High Street,
Ellsworth, Maine. This branch consists
of a building constructed in 1982 which
is adequate for the Bank's current needs at that location.

9.  An office is located at Main Street,
Winter Harbor. This branch consists of a building constructed in 1995 and is adequate for the Bank's needs at that location.

10.  An office is located on Main
Street, Machias, Maine. This branch was
purchased from Key Bank of Maine in May, 1990, and was renovated in 1995 to better meet the Bank's needs at that location.

11.  An Operations Center is located on
Avery Lane, Ellsworth, Maine and was
occupied by the Bank's operations, check clearing, technology, training and mail departments in January of 1997.
A parcel of land adjacent to the Blue
Hill branch was purchased in 1981.

ITEM 3. LEGAL PROCEEDINGS
Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

Not applicable.
                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

High and low bids for each quarter of
1997 and 1996 are listed below (per
quotes from The Bangor Daily News
through September 23, 1997), the date of listing on the American Stock Exchange.

<capti
on>
        1st Quarter   2nd Quarter    3rd Quarter   4th Quarter
        High          High           High          High
        Low           Low            Low           Low
1997    38.75 to      42.75 to       48.375 to     62.00 to
        35.00         36.375         39.75         49.125
1996    37.50 to      44.00 to       42.00 to      39.50 to
        26.125        37.00          38.00         36.25

As of January 1, 1998, there were 1,075 registered holders of record of Bar Harbor Bankshares common stock.


Dividends paid by the Company in 1997 and 1996:

<capti
on>
        1st Quarter   2nd Quarter    3rd Quarter   4th Quarter

1997    $0.28         $0.30          $0.30         $0.32
1996    $0.20         $0.20          $0.25         $0.53

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial information for the past five years is contained on Pae 3 of the Company's Annual Report to
Shareholders for the year ended
December 31, 1997 and is incorporated
herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The information contained in the
section captioned "Management's
Discussion and Analysis of Financial
Condition and Results of Operations"
in the Company's Annual Report is
incorporated herein by reference.


AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST
EARNINGS (Amounts in Thousands)
1997

                                   AVERAGE
                                    YIELD/ BALANCE
                                    INTEREST    RATE
ASSETS
Loans                                $217,295
$21,028                            9.68%
Taxable Investment Securities          96,195
6,792                              7.06%
Non-Taxable Investment                 10,653
651  6.11%
Securities
Fed. Funds Sold & Money Market            900
47 5.23%
Funds
Total Interest-Earning Assets        $325,043
$28,518                            8.77%
Non-Interest Earning Assets:
Total Cash and Due from                 9,797
   Less:  Allowance for Losses        (4,465)
Bank Premises and Equipment             7,738
Other Assets                            6,442
TOTAL ASSETS                         $344,555

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest Bearing Demand               $39,536
$668 1.69%
Deposits
Savings Deposits                       52,455
1,334                              2.54%
Time Deposits                         122,491
6,791                              5.54%
Repurchase Agreements and Short
Term      Borrowings                   40,769
2,238                              5.49%
Long Term Borrowings                   11,486
679  5.91%

TOTAL INTEREST BEARING               $266,733
$11,710                            4.39%
LIABILITIES

Non-Interest Bearing
Liabilities:
Non-Interest Bearing Demand            36,545
Deposits
Other Liabilities                       1,805
Stockholders' Equity                   39,472

TOTAL LIABILITIES AND
STOCKHOLDERS'                        $344,555
     EQUITY
NET EARNING ASSETS                    $58,309
NET INTEREST INCOME/NET
$16,808                            4.38%
INTEREST SPREAD
NET INTEREST MARGIN                                        5.17%

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST
EARNINGS
(Amounts in Thousands)
1996

                                 AVERAGE
                                  YIELD/ BALANCE
                                  INTEREST   RATE
ASSETS
Loans                                $207,188
$20,303                          9.80%
Taxable Investment Securities          93,607
6,422                            6.86%
Non-Taxable Investment                 12,940
767  5.93%
Securities
Fed. Funds Sold & Money Market            557
30 5.47%
Funds
Total Interest-Earning Assets        $314,292
$27,522                          8.76%
Non-Interest Earning Assets:
Total Cash and Due from                 8,878
   Less:  Allowance for Losses        (4,262)
Bank Premises and Equipment             6,880
Other Assets                            6,183
TOTAL ASSETS                         $331,971

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest Bearing Demand              $ 38,036   $
618  1.62%
Deposits
Savings Deposits                       54,503
1,371                            2.52%
Time Deposits                         124,427
6,899                            5.54%
Repurchase Agreements and Short
Term      Borrowings                   37,519
2,030                            5.41%
Long Term Borrowings                    6,768
363  5.37%

TOTAL INTEREST BEARING               $261,253
$11,281                          4.27%
LIABILITIES

Non-Interest Bearing
Liabilities:
Non-Interest Bearing Demand            33,408
Deposits
Other Liabilities                       1,735
Stockholders' Equity                   35,575

TOTAL LIABILITIES AND
STOCKHOLDERS'                        $331,971
     EQUITY
NET EARNING ASSETS                   $ 53,039
NET INTEREST INCOME/NET                         $
16,241                           4.44%
INTEREST SPREAD
NET INTEREST MARGIN                                        5.17%

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST
EARNINGS (Amounts in Thousands)
1995

                                   AVERAGE
                                    YIELD/ BALANCE
                                    INTEREST    RATE
ASSETS
Loans                                $195,179
$19,299                          9.89%
Taxable Investment Securities          84,364
5,877                            6.97%
Non-Taxable Investment                 14,139
852  6.03%
Securities
Fed. Funds Sold & Money Market          2,098
124  5.92%
Funds
Total Interest-Earning Assets        $295,780
$26,152    8.84%
Non-Interest Earning Assets:
Total Cash and Due from                 7,728
   Less:  Allowance for Losses        (4,143)
Bank Premises and Equipment             5,720
Other Assets                            6,027
TOTAL ASSETS                         $311,112

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest Bearing Demand              $ 37,110   $
606  1.63%
Deposits
Savings Deposits                       57,521
1,409      2.45%
Time Deposits                         115,118
6,413      5.57%
Repurchase Agreements and Short
Term      Borrowings                   38,441
2,175      5.66%
Long Term Borrowings                      580
21 3.56%

TOTAL INTEREST BEARING               $248,770
$10,624    4.27%
LIABILITIES

Non-Interest Bearing
Liabilities:
Non-Interest Bearing Demand            30,083
Deposits
Other Liabilities                       1,273
Stockholders' Equity                   30,986

TOTAL LIABILITIES AND
STOCKHOLDERS'                        $311,112
     EQUITY
NET EARNING ASSETS                   $ 47,009
NET INTEREST INCOME/NET                         $
15,528     4.57%
INTEREST SPREAD
NET INTEREST MARGIN                                        5.25%

           NOTES TO AVERAGE BALANCE SHEET
1. Tax-exempt income is calculated at coupon rate, not adjusted on a tax equivalent basis.

2. At December 31, 1997, loans on non-accrual status totaled $3,236,000. These loans are included in the loan category on the preceding Average Balance Sheet. If interest had been accrued on such loans, interest income on loans would have been $362,600 higher in 1997.

3.   The Bank's net interest margin
remains above the national average, and
has remained at higher than average
levels for a number of years. The Bank
is a community bank which focuses its
efforts on customer relationships and
good service while remaining competitive in the demand for loans, both in the commercial and consumer sectors. The spread and margin for the Bank have been decreasing gradually over the past three years, as competition for the same customers within the Bank's market area continues to grow. In 1997, the average rate on the bank's earning assets remained flat when compared to 1996 and the cost of interest bearing liabilities increased by 12 basis points. This compares with the average rate on earning assets decreasing by 8 basis points in 1996 when compared to 1995, and the average rate on interest bearing liabilities remaining flat. Although the net interest spread dropped from 1996 to 1997, (6 basis points), the drop was not as significant as the drop between 1995 and 1996, (13 basis points). The average net interest margin has remained at 5.17% for both 1997 and 1996. On average, non-interest bearing
liabilities increased in 1997 over 1996
by $3.1 million. The Bank continues to
seek quality loans, broadening its
customer base as the spread tightens.
The effect of rates and volumes is
exemplified further in the Rate Volume
Analysis found on page 9 of this report.
          RATE VOLUME ANALYSIS
The following table represents a summary of the changes in interest earned and interest paid as a result of changes in rates and changes in volumes.
For each category of earning assets and
interest bearing liabilities,
information is provided with respect to
changes attributable to change in rate
(change in rate multiplied by old
volume) and change in volume (change in
volume multiplied by old rate). The
change in interest due to both volume
and rate has been allocated to volume
and rate changes in proportion to the
relationships of the absolute dollar
amounts of the change in each.


YEAR-ENDEDECEMBER 31, 1997
COMPARED TO DECEMBER 31, 1996
INCREASES (DECREASES) DUE TO:

                                    VOLUME    RATE
NET Loans                              $981
($256)       $725
Taxable Investment Securities           180
183        363
Non-taxable Investment Securities     (139)
23      (116)
Federal Funds Sold and Money             20
4         24
Market Funds

TOTAL EARNING ASSETS                 $1,042
($46)       $996

Deposits                                $23
($118)      ($95)
Repurchase Agreements and Short
Term                                    110
98        208
     Borrowings
Long Term Borrowings                    276
40        316
TOTAL INTEREST BEARING                 $409    $
20       $429
LIABILITIES
NET CHANGE IN INTEREST                 $633   ($
66)       $567


YEAR-ENDED DECEMBER 31 1996
COMPARED TO DECEMBER 31, 1995 INCREASES (DECREASES)
DUE TO:
                                    VOLUME    RATE
NET Loans                            $1,178
$(174)     $1,004
Taxable Investment Securities           654
(110)        544
Non-Taxable Investment Securities      (71)
(14)     (85)
Federal Funds Sold and Money           (85)
(9)      (94)
Market Funds

TOTAL EARNING ASSETS                 $1,676
$(307)       $1,369

Deposits                                373
86        459
Repurchase Agreements and Short
Term                                   (55)
(90)    (145)
     Borrowings
Long Term Borrowings                    344
(2)       342

TOTAL INTEREST BEARING               $  662
(6)    $  656
LIABILITIES

NET CHANGE IN INTEREST               $1,014
($301)         $713

           SUMMARY OF INVESTMENT PORTFOLIO

The information presented below is to facilitate the analysis and comparison of sources of income and exposure to risks.

                                     1997      1996     1995
U. S. Treasury Securities and
Obligations of Other U. S.
Government                        $13,250   $11,750
$14,279
     Agencies
Mortgage Backed Securities:
     U. S. Government              57,913    49,255
42,764
Agencies
Other                               5,082     6,812    8,211
Obligations of State and
Political                           8,105    12,392
13,241
      Subdivisions
Other Bonds                         1,001     2,508    3,714
SECURITIES HELD TO MATURITY       $85,351   $82,717
$82,209

Obligations of Other U. S.
Government                          8,803    13,337    8,145
     Agencies
Mortgage Backed Securities:
     U. S. Government               5,233     5,430    5,579
Agencies
Other Bonds                             0         0      500
Marketable Equity Securities          572       617        0

SECURITIES AVAILABLE FOR SALE     $14,608   $19,384
$14,224



 MATURITY SCHEDULE FOR INVESTMENTS HELD TO MATURITY
                  At December, 1997

                                        Greate
Greate
                                        r than  r
                                than Greate One        One    Five r than
                                Year or year
Years  Ten
                                Less    to
to Ten Years
                                        Five
Years
                                        Years
Obligations of Other U. S.
Government Agencies                   $      $
$       $
                                2,500  4,500
     6,250       0 Average Yield             7.05%
     7.05%   6.92%
Mortgage-backed Securities:
     U. S. Government Agencies        0  7,043
7,597  43,273
     Average Yield                      7.27%
7.07%   7.36%

Mortgage-backed Securities:
     Other                            0      0
1,238   3,844
     Average Yield
5.27%   7.44%

Obligations of State and
Political Subdivisions            2,237  4,168
0   1,700
     Average Yield               6.50%  6.48%
7.23%
Other Bonds                       1,001      0
0       0
     Average Yield               7.62%
TOTAL                                 $      $
$       $
                                  5,738 15,711
15,085  48,817


          MATURITY SCHEDULE FOR INVESTMENTS
       AVAILABLE FOR SALE AT DECEMBER 31,
                   1997 (at fair value)

                                Greater
                                One
                                than
                       One      Year to  Five
Greater
                       Year     Five     Years
than Ten
                       or       Years    to Ten
Years
                       Less              Years
Obligations of Other
U. S. Government             $        $
$   $  1,993
Agencies                   999    1,505
4,306
     Average Yield      6.9%     6.84%    7.44%
7.18%
Mortgage-Backed
Securities:                           0
0      5,233
     U. S. Government
Agencies
     Average Yield
7.49%
Other Bonds                           0
0          0
     Average Yield
TOTAL                        $        $
$   $  7,226
                           999    1,505
4,306

Mortgage backed securities are included based upon the final maturity date of the security.

The maturity schedule for securities available for sale excludes marketable equity securities totaling $572,000.

Yield on tax exempt bonds were not
computed on a tax equivalent basis.

The bank does not hold any securities
for a single issuer, other than U. S.
Government agencies and corporations,
where the aggregate book value of the
securities exceed 10% of the Bank's
stockholders' equity.
The maturities for the mortgage-
backed securities are shown at the
stated maturity. If the Bank
presented mortgage-backed securities
by average expected life, the
breakdown would be:

                                  Greater
Greater
                         One      than One  than
Greater
                         Year or  Year to   Five
than Ten
                         Less     Five      Years
Years
                                  Years     to
Ten
                                            Years
Mortgage-backed
Securities Held to          2,497   36,876
23,622            0
Maturity
Mortgage-backed
Securities Available        1,235    3,998
0      0
For Sale at Fair Value

Changes in the market value of the investment portfolio follow national interest rate fluctuations. As national interest rates remained level for 1997, the value of the portfolio also remained level with the total unrealized gain approximately
$933,000 at December 31, 1997 over book
value. The Bank does not hold any
interest only or principal only bonds,
nor does it hold any securities whose
market value could change to a greater
degree than traditional debt.


        SUMMARY OF LOAN PORTFOLIO



                         1997    1996     1995
1994    1993 Real estate loans:
   Construction &             $         $        $       $       $
Development               7,925     8,906    8,072
4,595   4,607
   Mortgage              158,59
                              2   146,041  135,069
124,62  107,94
                                                         0       8 Loans to
   finance
agricultural              9,993
9,370
   production and other            10,092   10,377           8,217
loans to farmers
Commercial and           23,696
31,791
industrial loans                   29,040   29,807          27,534

Loans to individuals
for household,
   family and other      16,668    17,242   17,640
15,301  14,621
personal
   expenditures
All other loans             209       319        7
22     269
Real Estate Under            56       320      794
295     329
Foreclosure

TOTAL LOANS              $217,1   $211,96  $201,76
$185,9  $163,5
                             39         0        6
94      25
     Less:  Allowance
for possible loan loss    4,743     4,293    4,048
3,892   3,369
NET LOANS                $212,3   $207,66  $197,71
$182,1  $160,1
                             96         7        7
02      56


                   PAST DUE LOANS
The figures below represent loans past due 30 days or more (% is percentage of loans outstanding for a specific category of loans).

                        <c         <c         <c
<c        <c
                        >          >          >
>         >
                  1997   %   1996   %   1995   %  1994   %  1993   %
Construction &
                   129  1.    247  2.     214 2.    77  1.     0  0.
Development              6          8          7         7         0
Real Estate       3,68  2.   4,10  2.   3,009 2.  1,71  1.  2,17  2.
                     2   3      0   8          2     3   4     7   0
Commercial,
Industrial and    1,04   3.  1,47  3.     517 1.   559  1.   615  1.
     Other           1    1     9   8          3         4         7
Loans to           450  2.    462  2.     434 2.   324  2.   238  1.
individuals              7          7          5         1         6
Loans past due
90 days or         774  0.    733  0.     849 0.   892  0.   513  0.
   more and              4          4          4         5         3
still accruing*
Non-Accruing      3,23  1.   3,54  1.   3,360 1.  3,13  1.  2,64  1.
Loans                6   5      1   7          7     9   7     5   6

*The percentage for loans past due 90 days
 or more
and still accruing and non-accruing
loans relate to total loans
outstanding. Each loan in these
categories is also included in its past
due loan category.

There were no loans which were non-
performing as of December 31, 1996 and
for which the real estate was acquired
by the Bank in 1997.
         MATURITY SCHEDULE - LOAN
PORTFOLIO
           As of December 31, 1997

After
                              One Year    One
Year  After
                              or Less
through  Five

Five  Years

Years
 Commercial, Financial and
      Agricultural               $ 14,214  $
9,291  $ 10,184
 Real estate Construction
 and Land                        $  5,897   $
2,028
      Development


The Bank makes construction loans on the basis of:
a) permanent financing from another
financial institution, or b) approval at the time of origination for permanent financing by our own Bank. In addition, a number of large commercial real estate loans are written and priced on the basis of fixed rates with a three to five year balloon payment. It is generally the intent of the Bank to re-negotiate the rate and term of the loan at the balloon maturity. Lines of credit are renewed annually. There are consumer construction loans that will either be sold to the secondary market upon completion of construction or rolled into permanent portfolio residential mortgage loans on the Bank's books.
The total amount of commercial,
financial and agricultural,
construction, and land development loans with adjustable interest rates and maturities of greater than one year is $12.5 million and with fixed interest rates and maturities of greater than one year is $9 million.
RISK ELEMENTS


                           1997    1996    1995
1994   1993
 Loans accounted for on
 a non-                    $3,236  $3,541  $3,360
$3,139 $2,64
      accrual basis
5
 Accruing loans
 contractually past due         $       $       $
$     $
 90-days or more              774     733     849
892   513


It is the policy of management to review past due loans on a monthly basis. Those loans 90-days or more past due which are not well secured or in the process of collection are designated as nonaccruing. This includes government guaranteed loans unless the guaranteed portion has been sold. If interest had been accruing on such loans, interest income on loans would have been $362,600 higher in 1997. Interest collected on these loans totaled $146,500 in 1997 and was included in net income.
Nonaccrual loans and those loans 90-days past due and still accruing represent
1.85% of average loans for 1997 and 2.06% for 1996.

Management is not aware of any potential problem loans which are not included in the above table. The Bank makes single-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. The Bank's lending activities are conducted in north coastal Maine. Because of the Bank's proximity to Acadia National
Park, a large part of the economic
activity in the area is generated from
the hospitality business associated with tourism.
Loans to the hospitality industry
(hotels and restaurants) represent the
highest loan concentration by industry
at 68% of capital, $28.7 million up from $27.8 million in 1996. Of this total indebtedness, 9% were 30-days or more delinquent as of December 31, 1997. Other substantial loan concentrations include fishing,
$11.0 million, commercial and real
estate development, $13.9 million, and
miscellaneous retail, $10.7 million.
Credit concentrations over $700,000
decreased substantially from $35 million to $28 million due to payoffs or paydowns by major borrowers. Eighty percent of the credits totaling $700,000 or more are secured by real estate and have loan to value ratios of no more than 70%.
As most loans granted by the Bank are
collateralized by real estate, the
ability of the Bank's borrowers to repay is dependent on the level of economic activity and the level of real estate values in the Bank's market area.
Because of the increasing health of the
tourist industry and other industries in its market area, the Bank has benefited from the economic well-being of its customers.
         SUMMARY OF LOAN LOSSES
Delinquencies are reviewed on a monthly
and quarterly basis by senior management as well as the Board of Directors.
Information reviewed is used in
determining if and when loans represent
potential losses to the Bank. A
determination of a potential loss could
result in a charge to the provision for
loan losses, with an increase to the
reserve for possible loans so that risks in the portfolio can be identified on a timely basis and an appropriate reserve can be maintained.
The Bank utilizes the methodology for
the review of the allowance for loan
losses to be in accordance with the
approach suggested by bank regulators
through the Interagency Policy Statement on Allowance for Loan and Lease Losses dated December, 1993. The reserve includes specific reserves based on the review of specific credits, a pool of reserves based on historical charge-offs by loan types and supplementary reserves reflecting concerns and loan concentrations by industry, by customer and by general economic conditions. The allocation has changed based on concentration of loans in the fishing and tourist related industries. Building on the program of measuring adequacy, the Bank has continued to build reserves to ensure that future earnings are not hurt by unforeseen problems in the loan area.
Charged off loans have decreased over
the past five years, both in dollars
(from $1,181,000 in 1993 to $585,000 in
1997) and as a percentage of the average loan portfolio with the exception in 1995. The percentage of net charged off loans to average loans in 1997 represents the lowest percentage (.08%)
in the five years presented. In 1997,
there was a recovery of a single loan of $300,000 that was charged off in a previous year; but, absent that recovery, net chargeoffs would have been
 .22% of total loans. For the years ended
1993 through 1995, the majority of
charge offs were commercial loans
secured by real estate or real estate
mortgages. However, in 1996 and 1997,
the majority of charge offs were loans
to individuals and included many
small loans and credit card debt. The
Bank real estate charge offs in 1993
represent charge downs of loan balances
on troubled loans based on updated fair
value appraisals, or highest third party bids at auction.
In 1993, there were two writedowns of
REO charged directly to earnings. A
property in Northeast Harbor was sold at a loss of $74,000 after paying all expenses, and property on Main Street in Ellsworth was written down by $100,000 to more closely reflect a liquidation.
In 1994, the same property in Ellsworth
was written down by additional $23,500.
This property was sold in 1995 for
$120,000. Additionally in 1994, three
residential properties owned by the Bank were written down by a total of $58,000 to more closely reflect their market values.
Approximately 28% of the chargeoffs in
1995 represented loans secured by real
estate, and 39% represented commercial
credits. The increase in commercial loan chargeoffs in 1995 included a chargedown of a large commercial loan. Recoveries offset losses totaling $97,000,
$141,000, and $264,900 for the years
ended 1995, 1994 and 1993, respectively.
In 1996, charged off loans to
individuals represented over half of the total charge offs for that year and resulted from losses on installment loans and credit cards. This pattern continued in 1997 with installment loans and other consumer loans representing
78% of the total charge offs.
Softness in the economy in the early
1990s, reduction of collateral value,
and, in some cases, poor management by
the owners of the business have caused
the major losses in the commercial area
in the early 1990s.
Based on past experience and
management's assessment of the present
loan portfolio, it is expected that loan charge offs for 1998 will not exceed
$500,000.



 Commercial                           $
67,500
 Real Estate mortgages                 $
200,000
 Installments and other loans to       $
232,500
 individuals

A breakdown of the allowance for possible loan losses is as follows:

                 1997          1996        1995          1994
                    Percen       Perce        Perce         Perce
                    t of         nt of        nt of         nt of
             Amou   Loans  Amou  Loans  Amou  Loans
Amoun  Loans
             nt     in     nt    in     nt    in
t            in
                    each         each         each          each
                    Catego       Categ        Categ         Categ
                    ry to        ory          ory           ory
                    Total        to           to            to
                    Loans        Total        Total         Total
                                 Loans        Loans
Loans
Real Estate       $ 76.71   $1,0 73.26     $  71.34
$    69.63
Mortgages       146   %       54   %     915    %
1,666  %
Installments
and other     2,939 7.68%   1,45 8.13%  1,46  8.74%
485  8.23% loans to              7           9
individuals
Commercial,
financial       481 15.51    629 18.46   278  19.92
1,220  22.13
and                   %            %            %             %
Agricultural
Other             0  .10%      0  .15%     0  0.00%
0  .01%
Unallocated   1,177  .00%   1,15 0.00%  1,38  0.00%
                               521  .00% 3
                               6
TOTAL         $4,74 100.0   $4,2 100.0  $4,0  100.0
                  $  100.0 3   0%      93   0%     48
                  0%  3,892   0%

                         SUMMARY OF LOAN LOSS
EXPERIENCE

ALLOWANCE FOR LOAN    1997     1996     1995     1994
                        1993
       LOSSES
Balance at beginning   $4,293   $4,048   $3,892
$3,369   $3,206 of period
Charge offs:
     Commercial,
Financial,                102      195      377
122  386
     Agricultural,
Others
     Real Estate           27      131      256
267  505
Mortgages
     Installments
and other                 456      385      268
189  290
     loans to
Individuals
Total Charge Offs         585      711      901
578    1,181

Recoveries:
     Commercial,
Financial,                169       73       20
47   101
     Agricultural,
Others
     Real Estate          154       94       20
54   118
Mortgages
     Installments
and other                  92       69       57
40    45
     loans to
Individuals
Total Recoveries          415      236       97
141  264

Net Charge Offs           170      475      804
437  917
Provision Charge to       620      720      960
960    1,080
Operations

Balance at End of      $4,743   $4,293   $4,048
$3,892   $3,369
Period

Average loans
outstanding during    $217,29  $207,18  $195,17
$174,55  $153,23
period                      5        8        9
0      2

Net Charge Offs to
Average Loans             .08      .23      .41
 .25  .60
Outstanding during
Period

                          SUMMARY OF DEPOSIT
PORTFOLIO

                       1997            1996
1995
                  Averag  Averag  Averag  Averag
                     Averag  Averag e                       e         e    e
                     Rate     e        e Rate
                  Balanc   Rate   Balanc
Balanc
                     e               e
e
Demand Deposits    $36,54               $
$
                        4          33,408
30,084
NOW Accounts       39,532  1.69%   38,036  1.62%
37,110  1.63%
Savings Accounts   52,455  2.54%   54,503  2.52%
57,521  2.45%
Time Deposits      122,49  5.54%   124,42  5.54%
115,11  5.57%
                        1               7
8
Total Deposits     $251,0          $250,3
$239,8
                       22              74
33



MATURITY SCHEDULE FOR TIME DEPOSITS AT DECEMBER 31,
1997,$100,000 OR MORE
                                 Over Six
                 Over Three      Months Through
 Three Months    Months Through  Twelve Months    Over Twelve
           or Less         Six Months
                     Months
    $  9,173        $  1,586        $  2,456
$   738

RETURN ON EQUITY AND ASSETS

                                 1997       1996
1995
 Return on Average Assets           1.86
2.021.89
 Return on Average Equity          16.27
18.86     18.97
 Dividend Payout Ratio             32.15
30.22     25.07
 Average Equity Capital to
 Average                           11.46
10.729.96
      Assets Ratio

As of January 1, 1998, there were approximately 1,075 holders of record of Bar Harbor Bankshares common stock.

Dividends have been paid by the company during 1997 and 1996, as follows:
              March        June         September    December
    1997         $0.28        $0.30        $0.30       $0.32
    1996         $0.20        $0.20        $0.25
$0.53

                              SHORT TERM
BORROWINGS
                                 (In Thousands)

                                       Maximum
                      Average  Weighte Balance
                      Weighte  Outstan  Amount  d
                      at end  d        ding at
Outstan  Average
                      of      Average  Month    ding     Interes
                      Period  Interes  End
During                t Rate
                              t Rate            Year     During
                                                         Year 1997
FHLB Advances         $24,000  5.69%    $45,125
$34,207  5.67%


1996
FHLB Advances         $43,908  5.62%    $41,000
$30,811  5.68&
Wholesale Repurchase        0  0.00%    $10,000
$  5.47% Agreements
583

1995
FHLB Advances         $26,700  5.85%    $29,000
$17,058  5.84%
Wholesale Repurchase        0  0.00%    $18,250
$  6.16% Agreements
4,338



The terms for short-term FHLB advances taken in 1997 ranges from 7 days to 365 days and averaged 62 days.

The terms for short-term FHLB advances
taken in 1996 range from 2 days to 340
days and averaged 49 days. The terms for wholesale repurchase agreements taken in
1996 ranged from 7 days to 14 days and
averaged 8 days.

The terms for short-term FHLB advances
taken in 1995 ranged from 5 days to 200
days and averaged 49 days. The terms for wholesale repurchase agreements taken in
1995 ranged from 4 days to 90 days and
averaged 25 days.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a
financial instrument arising from
adverse changes in market rates/prices
such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the
Asset/Liability Committee (ALCO). In
this capacity, ALCO develops guidelines
and strategies impacting the Company's
asset/liability management related
activities based upon estimated market
risk sensitivity, policy limits and
overall market interest rate
levels/trends.

Interest Rate Risk

Interest rate risk represents the
sensitivity of earnings to changes in
market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings.
ALCO utilizes the results of a detailed
and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While
ALCO routinely monitors simulated NII
sensitivity over a rolling two-year
horizon, it also utilizes additional
tools to monitor potential longer-term
interest rate risk.
The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments.
This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1997.
                                   RATE
CHANGE
                             -200 basis
                             +200 basis
                             points
                             points
 Year I
   Net interest income change       $ 190
                   $ (34)
 ($)
 Net interest income change       1.16%
(.21%)
 (%)

                   Year II
   Net interest income change      $ (84)
                   $ (249)
 ($)
 Net interest income change      ( .51%)
(1.52%)
 (%)




The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels, including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from
those assumed in the sensitivity
analysis, actual results will also
differ due to:  prepayment/refinancing
levels likely deviating from those
assumed, the varying impact of interest
rate change caps or floors on
adjustable rate assets, the potential
effect of changing debt service levels
on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables.
Furthermore, the sensitivity analysis
does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.
When appropriate, ALCO may utilize off
balance sheet instruments such as
interest rate floors, caps and swaps to
hedge its interest rate risk position. A
Board of Directors approved hedging
policy statement governs use of these
instruments. As of December 31, 1997 the following derivative financial instruments were outstanding:

                 Notional    Contract
Maturity    Fair
                 Principal   Date        Date
Value
                 December 31,
 1997
Interest rate   $ 5,000     May 4,      May 4,
                     ($13)
 swap                        1993        1998
 Interest rate   $10,000     June 3,     June
                 3,     $   3
 floor                       1994        1999

The estimated effects of these derivative financial instruments on the Company's earnings are included in the sensitivity analysis presented above.

The derivative contracts presented in
the above table are designed as hedges
in that they are utilized to modify the
interest rate characteristics of
selected assets and liabilities. The
interest rate floor was  purchased  to
hedge the interest income on variable
rate loans and securities against the
adverse effects of falling interest
rates. The interest rate swap, whereby
the Company receives a fixed rate and
pays a variable rate, is utilized to
convert variable rate assets to fixed
rate equivalents. ALCO monitors the
effectiveness of its derivative hedges
relative to its expectation that a high
correlation be maintained between the
hedging instrument and the related
hedged assets/liabilities. All
outstanding positions are estimated to
remain highly effective.

Interest rate floors and swaps are
accounted for using the accrual method
with an income statement adjustment to
interest income or interest expense
depending on whether the hedged items re assets or liabilities. The unamortized premiums associated with the floor is presented on the balance sheet along with other prepaid assets. Interest receivable under the floor contract and interest receivable/payable associated with the swap contract are reflected on the balance sheet along with other interest receivable and payable amounts.
Unrealized gains or losses associated
with these positions are not recognized
in the financial statements.

While it is not the Company's practice
to unwind derivative hedges prior to
their maturity, any
recognized gains/losses would be
deferred on the balance sheet and
amoritzed to interest income or expense, as required, over the remaining period of the original hedge. To the extent that a hedge were to be deemed ineffective due to a lack of correlation with the hedged items or if the hedged items were to be settled/terminated prior to maturity of the hedging instrument, then unrecognized gains/losses associated with the hedging instrument would be recognized in the income statement with subsequent accruals and gains/losses also included in the income statement in the period they occur.
ITEM 8.  CONSOLIDATED FINANCIAL
STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and Report of
Independent Accountant required are
contained in the Financial Section on
pages 1 through 21 of the Company's
Annual Report for the year ended
December 31, 1997 and are incorporated
herein by reference.
ITEM 9.  CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES
Not applicable.
                PART III
ITEM 10.  DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT
The following statements pertain to all
individuals listed below:
1.  There are no arrangements or
understandings between any director or
officer listed below and any other
person pursuant to which such director
or officer was selected as an officer or director.
2.  There is no family relationship
among any of the directors and officers
listed below.
3.  None of the directors and officers
listed below have been involved in any
bankruptcy, criminal, or other
proceeding set forth or described in sub section (f) of Item 401 of Regulation S-
K as promulgated by the Securities and
Exchange Commission.
4.  Each of the directors listed below
has been elected to a three year term,
except where the mandatory retirement
age of 75 years necessitated an election of a shorter term, with one third of the Board of Directors, as nearly as may be, standing for election each year. Each director of the Company also serves as a director of the Bank, and references below to the year in which an individual was first elected refer to the year in which s/he was first elected a director of the Bank. All officers of the Company are elected annually.
[1] Frederick F. Brown, Director, Age
71. Mr. Brown's principal occupation
during the past five years has been as
proprietor and owner of F. T.
Brown Company, which owns and operates a hardware store in Northeast Harbor and as one-third owner of Island Plumbing &
Heating in Northeast Harbor. He also
serves as President of Northeast Harbor
Water Company. Mr. Brown first was
elected as a director on October 2,
1979.

[2]  Robert C. Carter, Director, Age 54.
Mr. Carter's principal occupation is
owner and operator of the Machias Motor
Inn and owner and operator of Carter's
Gun Shop, both located in Machias,
Maine. Mr. Carter was first elected as a director on October 1, 1996.

[3] Thomas A. Colwell, Director, Age 53.
Mr. Colwell's principal occupation
during the past five years has been as
owner of Colwell Brothers, Inc. He also
serves as a member of the Board of
Directors of the Maine Lobster Pound
Association and is a director of the
Island Medical Center. Mr. Colwell was
first elected as a director on October
1, 1991.

[4] Bernard K. Cough, Director, Age 70.
Mr. Cough's principal occupation during
the past five years has been
owner/operator of several motels,
including the Atlantic Oakes Motel,
Atlantic Eyrie Lodge, Inc., Brookside
Motel, Bay View, Inc., and Ocean Gate,
Inc. Mr. Cough is also Treasurer of
Cough Bros., Inc. and President of
Downeast Inns, Inc. Mr. Cough was first
elected as a director on October 1,
1985.

[5] Peter Dodge, Director, Age 54. Mr.
Dodge is President of the Peter Dodge
Agency (a Maine corporation) d/b/a the
Merle B. Grindle Insurance Agency in
Blue Hill, Maine. He is a Trustee of
George Stevens Academy, and Director,
Bagaduce Music Lending Library. He was
first elected as a director on October
6, 1987.

[6] Dwight L. Eaton, Senior Vice
President and Trust Officer, Age 62. Mr.
Eaton's principal occupation during the
past five years has been as Senior Vice
President and Trust Officer of the Bank.
He serves as Vice President of the
Company and was first appointed for that position in 1987. He serves as Chairman and Director of the Acadia Corporation.
Mr. Eaton first was elected as a
Director on October 4, 1988.

[7] Ruth S. Foster, Director, Age 68.
Mrs. Foster's principal occupation is
the President and principal stockholder
of Ruth Foster's, a children's clothing
store in Ellsworth, Maine. Mrs. Foster
first was elected as a director on
October 7, 1986.

[8]  Cooper F. Friend, Director, Age 43.
Mr. Friend's principal occupation is
owner and President of Friend & Friend,
Inc.; and one-third owner of UStore It
in Ellsworth, Maine. He also serves as
President of Recreational Motorsports
Association of Maine, Chairman of the
Board of Directors of the James Russell
Wiggins Down East Family YMCA. Mr.
Friend first was elected as a director
on October 1, 1997.

[9] Robert L. Gilfillan, Chairman of the
Board of
Directors, Age 70. Mr. Gilfillan's
principal occupation during the past
five years has been as the owner and
President of the West End Drug Company
in Bar Harbor. Mr. Gilfillan first was
elected as a director on November 5,
1957.

[10] Sheldon F. Goldthwait, Jr.,
President and Chief Executive Officer,
Age 59. Mr. Goldthwait was appointed
President and Chief Executive Officer of
Bar Harbor Banking and Trust Company
January 1, 1995. Prior to that he served as Executive Vice President of Bar
Harbor Banking and Trust Company. He
serves as Treasurer and Director of the
Acadia Corporation. Mr. Goldthwait first was elected as a director on October 4, 1988.

[11]  H. Lee Judd, Director, Age 52. Mr.
Judd's principal occupation during the
past five years has been as President of Hinckley Insurance Group and President of Hinckley Real Estate, located in Southwest Harbor, Maine. He also serves as Vice President and Treasurer of the Causeway Club and Chairman of the Board of Friends of Acadia. Mr. Judd first was elected as a director on October 1, 1997.

[12] James C. MacLeod, Director, Age 73.
Mr. MacLeod is retired. Mr. MacLeod
served as Vice President of the Bank
until his retirement in December of
1987. He was appointed as a Vice
President of the Bank in 1972 and was
first elected as a director of the Bank
on November 7, 1961.

[13] John P. McCurdy, Director, Age 66.
Prior to his retirement in 1991, Mr.
McCurdy's principal occupation was the
owner and operator of McCurdy Fish
Company of Lubec, a processor of smoked
herring. Mr. McCurdy first was elected
as a director on October 2, 1979.

[14] Jarvis W. Newman, Director, Age 62.
Mr. Newman is the owner of Newman Marine
Brokerage, a boat brokerage in Southwest
Harbor and half owner of the Newman and
Gray Boatyard. Mr. Newman first was
elected as a Director on October 5,
1971.

[15]  Lewis H. Payne, Executive Officer,
Age 47. Mr. Payne is the Executive Vice
President of the Company and of the
Bank. He was first elected as Executive
Vice President of the Company in 1995.

[16]  Robert M. Phillips, Director, Age
56. Mr. Phillips is an officer of
International Foods Network, an exporter of a variety of food products, located in Sullivan, Maine. He was first elected as a director on October 5, 1993.

[17] John P. Reeves. Director, Age 63.
Mr. Reeves is retired. He was elected as President and Chief Executive Officer of
Bar Harbor Banking and Trust Company in
1986 and retired in 1994. He first was
elected as a director on October 6,
1970.

[18] Abner L. Sargent, Director. Mr.
Sargent died on December 10, 1997 at the age of 72. Mr. Sargent was former owner and designated broker of High Street
Real Estate and Vice President and
Treasurer of
Sargent's Mobile Homes, Inc., of
Ellsworth. He first was elected as a
director on October 6, 1981.
[19]  Marsha C. Sawyer, Executive
Officer, Age 45. Mrs. Sawyer is Vice
President of the Bank and serves as
Clerk of the Company. She first was
elected Clerk of the Company in 1986.
[20] Lynda Z. Tyson, Director, Age 42.
Mrs. Tyson is Chief Operating Officer
and Marketing Director of Tyson &
Partners, Inc., a marketing
communications consulting firm in Bar
Harbor. Mrs. Tyson was first elected as
a director on October 5, 1993.
[21]  Virginia M. Vendrell, Executive
Officer, Age 48. Ms. Vendrell is Senior
Vice President, Treasurer, and Chief
Financial Officer of the Bank and
Treasurer of the Company. She was first
elected Treasurer of the Company in
1990.
ITEM 11.  EXECUTIVE COMPENSATION
Officers of the Company do not, as such, receive compensation. The following table sets forth cash compensation received during the Bank's last fiscal year by the executive officers for whom such compensation exceeded $100,000.
SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

                           Other Annual Year
                           Salary  Incenti
                           Compensation
                                  ($)     ve ($)
($)

Sheldon F. Goldthwait,     1995  130,00    23,108        0
Jr.                                   0
President and              1996  135,99    27,428        0
                                      0
Chief Executive Officer    1997  155,00    19,737        0
                                      0
Dwight L. Eaton            1995            17,637        0
                                 94,000
Senior Vice President and  1996            19,460        0
                                 95,992
Trust Officer              1997            12,984        0
                                 98,000
Lewis H. Payne             1995     N/A       N/A        0
Executive Vice President   1996  88,594    17,634        0
                           1997  93,500
12,237                      0

LONG TERM COMPENSATION
                                   AWARDS             PAYOUT
                                   Restric             LTIP
                                     ted
Optional  Payout
                            Year    Stock   SARs
(#)                        s
                                   Awards               ($)
                                     ($)
Sheldon F. Goldthwait,      1995      0        0         0
Jr.
                            1996      0        0         0
                            1997      0        0         0
Dwight L. Eaton             1995      0        0         0
                            1996      0        0         0
                            1997      0        0         0
Lewis H. Payne              1995      0        0         0
                            1996      0        0         0
                            1997      0        0         0
ALL OTHER COMPENSATION
($)
Sheldon F. Goldthwait,      1995     3,522
Jr.
                            1996    24,035
                            1997    30,027
Dwight L. Eaton             1995     3,439
                            1996    36,175
                            1997    41,654
Lewis H. Payne              1995       N/A
                            1996     1,752
                            1997     1,848

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

OMPENSATION COMMITTEE

The Bank Board has appointed a six-
member Compensation Committee comprised
of Directors Reeves, Dodge, Gilfillan,
McCurdy, and Phillips and Mr. Goldthwait who is a Director and also a member of management. The Compensation Committee meets several times each year and makes compensation recommendations for the ensuing year to the Board of Directors.

The recommendations of the Committee are then considered and voted upon by the Full Board. During 1997, Mr. Goldthwait was a member of the Compensation
Committee and also a director. He
abstained from participating in
discussion, recommendations, or voting
regarding his own compensation. Mr.
Reeves, who chairs the Compensation
Committee, is a former President of the
Company and the Bank.



        COMPENSATION OF DIRECTORS

Each of the directors of the Company is
a director of the Bank and as such
receives a fee of $250 for each
committee meeting attended and a $300.00 fee for attending the monthly Full Board
Meeting. The fee paid for the Annual
Meeting is $500.00 per member of the
Board of Directors. Meetings of the
Board of Directors of the Bank are held
monthly. No directors' fees are paid to
the directors of the Company as such.
Those directors of the Bank who are also officers do not receive directors' fees.
The
Chairman of the Board receives an annual retainer of $3,000 in addition to meeting fees.
         EMPLOYEE BENEFIT PLANS
The Company has two non-qualified
supplemental retirement plans for
certain officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognizes the cost associated with the agreements over the service lives of the participating officers. For 1997, 1996, and 1995, the expense of these supplemental plans was $127,600,
$118,000, and $110,000, respectively.
401(k) Plan
The Bank has a contributory 401(k) plan
available to full-time employees.
Employees may contribute between 1% and
15% of their compensation, to which the
Bank will match 25% of the first 6%
contributed. For the years ended
December 31, 1997, 1996, and 1995, the
Bank contributed $49,500, $52,000, and
$46,600, respectively. The Bank has a
noncontributory plan in lieu of a
defined benefit plan. In 1997, 1996 and
1995, the Board of Directors voted to
credit each eligible participant's
401(k) account with 3% of salary. The
total contributions made for the non-
contributory plan was $122,800, $128,000 and $122,500 for the years ended
December 31, 1997,1996, and 1995,
respectively.

Restricted Stock Purchase Plan
In 1997, 1996, and 1995, the Bank
provided a restricted stock purchase
plan through which each employee may
purchase up to 100 shares of Bar Harbor
Bankshares stock at the current fair
market price as of a date determined by
the Board of Directors. These shares may be purchased through direct purchase or through the employee's 401(k) accounts.

At December 31, 1997, employees
exercised their right to purchase 1,224
shares at $60.00 per share, with the
actual purchase transpiring in January
of 1998.

At December 31, 1996, employees
exercised their right to purchase 2,346
shares at $38.25 per share, with the
actual purchase transpiring in January
of 1997.

The Bank has entered into agreements
with Messrs. Reeves, Goldthwait, and
Eaton whereby those individuals, or
their beneficiaries, will receive upon
death or retirement, an annual
supplemental pension benefit over a
period of 10 years in the amount of
$15,000 per annum (in the case of Mr.
Reeves), and in the amount of $10,000
per annum (in the case of Messrs.
Goldthwait and Eaton). This plan is
unfunded and benefits will be paid out
of Bank earnings.  Because Mr. Reeves
chose early retirement, he began drawing his annual installment of $5,300 pursuant to this deferred compensation arrangement as of January 1, 1995.

In 1993, the Company established a non-
qualified supplemental retirement plan
for Messrs. Reeves,
Eaton, Goldthwait, and MacDonald. The
agreements provide supplemental
retirement benefits payable in
installments over twenty years upon
retirement or death. The Company
recognizes the costs associated with the agreements over the service lives of the participating officers. The cost relative to the supplemental plan was $115,700, $106,500, and $98,300 for
1997, 1996, and 1995 respectively. The
agreements with Messrs. Reeves, Eaton,
Goldthwait, and MacDonald are in the
amounts of $49,020,$22,600, $37,400 and
$7,700 respectively.  Mr. Reeves began
drawing his annual installment of
$49,020 as of January 1, 1995.

Officers of the Bank are entitled to
participate in certain group insurance
benefits. In accordance with Bank
policy, all such benefits are available
generally to employees of the Bank.


PERFORMANCE GRAPH

The following graph illustrates the
estimated yearly percentage change in
the Company's cumulative total
shareholder return on its common stock
for each of the last five years. For
purposes of comparison, the graph also
illustrates comparable shareholder
return of NASDAQ banks as a group as
measured by the NASDAQ Banks Stock Index and of Union Bankshares, which is, in the opinion of management, the only other bank holding company with respect to which a meaningful comparison of total shareholder return can be made.
The graph assumes a $100 investment on
December 31, 1991 in the common stock of each of the Company, Union Bankshares and the NASDAQ banks as a group and measures the amount by which the market value of each, assuming reinvestment of dividends, has increased as of December
31 of each calendar year since the base
measurement point of December 31, 1991.

The following graph is based upon a good
faith determination of approximate
market value for each year indicated
based on information obtained from Union
Bankshares, in the case of its common
stock, and from anecdotal information
available to the Company as to the value
at which its common stock has traded in
isolated transactions from time to time.
Therefore, although the graph represents
a good faith estimate of shareholder
return as reflected by market value, the
valuations utilized are, of necessity,
estimates and may not accurately reflect
the actual value at which common stock
has traded in particular transactions as
of any of the dates indicated
 .


PERFORMANCE GRAPH

The following information is presented
in a line graph in the
printed proxy:

               1991   1992   1993    1994
1995           1996
Bar Harbor
Banking and    $100.  $106.  $125.5  $141.
$244.  $344.8
Trust Company  00     31     1       53
73             8
Union Trust    $100.  $102.  $134.9  $142.
$205.  $271.2
Company        00     50     5       79
85             4
NASDAQ Banks   $100.  $145.  $165.9  $165.
$246.  $325.2
               00     55     9       38
32             5

ITEM 12: SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL
OWNERS AND MANAGEMENT

As of December 31, 1997, to the knowledge of the Company, Bernard K. Cough was the only beneficial owner of more than five percent of the Company's common stock. Mr. Cough's address is 5 Norman Road, Bar Harbor,
Maine.

The following table lists, as of
December 31, 1997, the number of shares
of Common Stock and the percentage of
the Common Stock represented thereby,
beneficially owned by each director and
nominee for director, and by all
principal officers and directors of the
Company as a group.


                                        Amount
                                          of
Percent of Director, Executive Officer or         Benefic   Class
Nominee                                  ial
                                       Ownersh
                                          ip
Frederick F. Brown
12,570                *
Robert C. Carter
1,050                 *
Thomas A. Colwell
2,700                 *
Bernard K. Cough
86,970         5.05%
Peter Dodge
2,430                 *
Dwight L. Eaton
3,282                 *
Ruth S. Foster
1,675                 *
Cooper F. Friend
1,600                 *
Robert L. Gilfillan
39,965         2.32%
Sheldon F. Goldthwait, Jr.
15,176                *
H. Lee Judd
3,750                 *
James C. MacLeod
20,300         1.18%
John P. McCurdy
3,300                 *
Jarvis W. Newman
15,050                *
Robert M. Phillips
650                   *
John P. Reeves
12,662                *
Abner L. Sargent
3,500                 *
Lynda Tyson
700                   *

Total ownership of all Directors and
Executive Officers of Company as a
232,998        13.53%
group (21 persons).
* Less than one percent

>


For purposes of this table, beneficial
ownership has been determined in accordance with the provisions of Rule 13-d-3 promulgated under the Securities
Exchange Act of 1934 as amended. Direct
beneficial ownership includes shares
held outright or jointly with others.
Indirect beneficial ownership includes
shares held in the same name of a
director's spouse or minor children or
in trust for the benefit of a director
or member of his or her family. Indirect beneficial ownership does not include, in the case of each director, 48,680 shares (2.83%) of the Common Stock held by two trusts which shares, for purposes of voting, are allocated equally among the directors of the bank under the terms of the respective trust instruments. No director has any other beneficial interest in such shares.
Ownership figures for directors and
nominees include directors' qualifying
shares owned by each person named.
Management is not aware of any
arrangement which could, at a subsequent date, result in a change in control of the company.


ITEM 13.  CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

The Bank  retains the firm of Tyson &
Partners, Inc. to assist with its
marketing program. Lynda Z. Tyson, who
was elected to the Board of the Company
and the Bank on October 4, 1993, serves
as that firm's Chief Operating Officer
as well as Director of Marketing.
Management believes that the fees
charged by Tyson & Partners, Inc. are at least as favorable as any which could have been obtained from persons not affiliated with the Bank.

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates upon substantially the same terms, including interest rates and collateral on the loans, as those prevailing at the same time for comparable transactions with others. Such loans have not and will not involve more than normal risk of collectability or present other unfavorable features.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND
REPORTS ON FORM 8-K

(a) (1) The following financial
statements are incorporated by
reference from Item 8 hereof: [Annual
Report to Stockholders
included herein as Exhibit 13],
Financial Section.

                                             PAGE
Independent Auditor's Report                    6
Consolidated Statements of Financial
   Condition December 31, 1997 and 1996         7
Consolidated Statements of Earnings for
the years ended
    December 31, 1997, 1996, and 1995
                    8
Consolidated Statements of changes in
the Stockholders'
   Equity for the years ended
   December 31, 1997, 1996, and 1995
9 Consolidated Statements of Cash Flows
for the years ended
   December 31, 1997, 1996, and 1995
10 Notes to Consolidated Financial
Statements   11 - 21
   (a) (2)   Financial Statement
   Schedules
        See Item 14(d) Form 10-K
   (a) (3)   Listing of Exhibits -- see
Item 14 (c)
   (b)       Report on Form 8-K not
applicable
   (c)       Exhibits -- EXHIBIT INDEX


EXHIBIT
NUMBER
1.  Underwriting Agreements
Not Applicable
2.  Plan of Acquisition, reorganization
Incorporated by reference
agreement,
liquidation or succession             to
Form S-14
dated

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

December 31, 1986
11. Statement re: computation of per
    Not Applicable share earnings
12. Statement of computation of ratios
Not Applicable
13. Annual report to security holders
Enclosed herewith
14. Material foreign patents
Not Applicable
15. Letter re: unaudited interim
Not Applicable
    financial information
16. Letter re: change in certifying
Not Applicable
    accountant
17. Letter re: director resignations
Not Applicable 18. Letter re: change in
accounting   Not Applicable
    principles
19. Previously unfiled documents
Not Applicable
20. Report furnished to security holders
Not Applicable
21. Other documents or statements to
    Not Applicable security holders
22. Subsidiaries of the registrant
Incorporated
by reference
                                      to
Form 10-K dated

December 31, 1987
23. Published report regarding matters
Not Applicable
    submitted to vote of security
holders
24. Consents of experts and counsel
Not Applicable
25. Power of Attorney
Not Applicable
26. Statement of eligibility of Trustee
Not Applicable
27. Invitation for competitive bids
Not Applicable
28. Additional Exhibits
Not Applicable
(d) Financial Statement Schedules
Not Applicable

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