Form 10-Q
period 1998-03-31
BAR HARBOR BANKSHARES
filed 1998-05-15
CIK 743367

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 1998         Commission File
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
     YES:    XX               NO:



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998:

                Common Stock:       1,821,807
                      TABLE OF CONTENTS



Financial Information                               Page

Item 1.  Financial Statements

Consolidated Balance Sheets                         3
   December 31, 1997 and March 31, 1998
Consolidated Statements of Earnings                 4
   Three months ended March 31, 1997 and 1998
Consolidated Statements of Changes in               5
Stockholders' Equity
   Three months ended March 31, 1997 and 1998
Consolidated Statement of Cash Flows                6-7
   Three months ended March 31, 1997 and 1998
Rate Volume Analysis                                8
   Three months ended March 31, 1997 and 1998
Notes to Financial Statements                       9-11
Item II.  Management's Discussion and Analysis of   12-
Financial                                           16
                Condition and Results of
Operations
Signature Page                                      17

            BAR HARBOR BANKSHARES AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                   MARCH 31, 1997 AND 1998
 (in thousands, except number of shares and per share data)
                         (Unaudited)

                                         March   March 31,
                                       31, 1998    1997
ASSETS
   Cash and Due from Banks                $8,787    $7,537
   Federal Funds Sold                          0         0
   Securities Available for Sale          17,343    14,608
   Securities Held to Maturity (Market
Value                                     90,093    85,351
      $90,830 in 1998 and $86,248 in
1997)
   Other Securities                        6,050     6,012
   Loans Held for Sale                       620       365
   Loans, net of allowance for
possible loan
      losses of $4,749 in 1998 and       211,365   212,396
$4,743
      in 1997
      Premises and Equipment               7,581     7,658
      Other Assets                         9,177     8,799
Total Assets                            $351,016  $342,726

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
     Demand Deposits                     $34,793   $36,838
     NOW Accounts                         39,996    39,536
     Savings Deposits                     51,415    53,378
     Time Deposits                       118,889   122,152
   Total Deposits                        245,093   251,903
   Securities sold under Repurchase
      Agreements                           4,337     4,474
   Advances from Federal Home Loan        52,967    39,160
Bank
   Other Liabilities                       5,049     4,727
Total Liabilities                        307,445   300,264

Commitments and Contingent Liabilities
Capital Stock, par value $2
   Authorized 10,000,000 shares
   Issued 1,821,807 in 1998 and
   1,820,583 in 1997                       3,644     3,641
Surplus                                    7,645     7,574
Retained Earnings                         33,635    32,562
   Net unrealized appreciation on
securities                                  (13)        24
   available for sale, net of tax
Less:  Cost of 100,000 shares of
Treasury Stock                           (1,340)   (1,340)
TOTAL STOCKHOLDERS' EQUITY                43,571    42,461

TOTAL LIIABILITIES AND STOCKHOLDERS'    $351,016  $342,726
EQUITY

The accompanying notes are an integral part of these consolidated financial statements.
            BAR HARBOR BANKSHARES AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF EARNINGS
 (in thousands, except number of shares and per share data)
                         (UNAUDITED)

                                   THREE        THREE
                                   MONTHS      MONTHS
                                   ENDING      ENDING
                                   3/31/98     3/31/97
Interest & Fees on Loans              $5,059      $5,026
Interest and Dividends on
Investment Securities:
   Taxable Interest Income             1,629       1,596
   Non-taxable Interest Income           124         180
   Dividends                             100          96
   Federal Funds Sold                     15           9
Total Interest Income                  6,928       6,907
Interest on Deposits                   2,142       2,139
Interest on Borrowings                   690         726
Total Interest Expense                 2,832       2,865
Net Interest Income                    4,096       4,042
Provision for Loan Losses                 84         180
Net Interest Income after
   Provision for Loan Losses           4,012       3,862
Other Income                           1,126       1,027
Investment Securities Gains               57        (56)
(Losses)
Other Expenses:
   Salaries & Employee Benefits        1,491       1,460
   Other                               1,307       1,055
Income Before Income Taxes             2,396       2,318
Income Tax Expense                       772         744
Net Income                             1,624       1,575

PER COMMON SHAE DATA, BASED ON
    1,721,807 shares for 1998,
    AND 1,720,583 shares for 1997  $0.94        $0.92
    1,718,237 for 1996
Dividends Per Share                $0.32        $0.28

The accompanying notes are an integral part of these consolidated financial statements

            BAR HARBOR BANKSHARES AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           QUARTERS ENDED MARCH 31, 1997 AND 1998
 (in thousands, except number of shares and per share data)
                         (UNAUDITED)

                                             ACCUMULATE
                                              D OTHER
                                              COMPRE-                  NET
                    CAPITA          RETAINE   HENSIVE    TREASURY  STOCKHOLDERS
                      L     SUIRPL     D       INCOME     STOCK         '
                    STOCK     US    EARNING                           EQUITY
                                       S
Balance, 12/31/96   $3,636  $7,489  $28,205      ($103)  ($1,340)       $37,887
Net Earnings                          1,575                              $1,575
Other
comprehensive
income, net of tax
   Unrealized
   gains/losses on                                                       ($161)
   securities
   Other
Comprehensive                                     (161)                  ($161)
     income
Comprehensive                                                            $1,414
Income
Cash dividends
declared ($0.28
per share)                           ($482)                              ($482)
Sale of Stock
(2,346 shares)           5      85                                          $90
Balance, 3/31/97    $3,641  $7,574  $29,298      ($264)  ($1,340)       $38,908


Balance, 12/31/96   $ 3,641  $ 7,574  $32,652          24  ($1,340)       $42,461
Net Earnings                          1,624                              $1,624
Other
comprehensive
income, net of tax
   Unrealized
   gains/losses on                                                        ($37)
   securities
   Other
   comprehensive                                      (37)                   ($37)
   income
Comprehensive                                                            $1,587
Income
Cash dividends
declared ($0.32
per share)                            (551)                              ($551)
Sale of Stock
(1,224 shares)           2      71                                          $73
Balance, 3/31/98    $3,644  $7,645  $33,635       ($13)  ($1,340)       $43,571

The accompanying notes are an integral part of these consolidated financial statements.

            BAR HARBOR BANKSHARES AND SUBSIDIARY
            COLSOLIDATED STATEMENT OF CASH FLOWS
                       (in thousands)

                                          MARCH     MARCH
                                          31,       31,
                                          1998      1997
Cash Flows from Operating Activities:
   Net Income                               $1,624   $1,575
   Adjustments to reconcile net earnings
to net
   cash provided by operating activities:      225      222
      Depreciation
      Provision for Loss Losses                 84      180
      Provision for Losses on Other Real
Estate                                           0        0
      Owned
      New Loans Originated for Sale        (4,423)    (925)
      Proceeds from Sale of Mortgages
Held                                         4,210      861
      for Sale
      Gain on Sale of Mortgages
Originated                                    (31)     (30)
      for Sale
      Net Amortization of Bond Premium          49       23
      (Gain) Loss on sale of premises and
      equipment                                  0        0
      Net Change in Other Assets             (375)    (335)
      Net Change in Other Liabilities          322      530
   Net Cash Provided by Operating            1,685    2,101
Activities
Cash Flows from Investing Activities:
     Net decrease (increase) in Federal
       Funds Sold                                0        0
   Purchases of Securities Held to
     Maturity                              (17,121)  (5,054)
   Proceeds from Maturity and Principal
Paydowns                                     4,830    4,847
   of Securities held to maturity
   Proceeds from Call of Securities Held     7,500      175
to Maturity
   Purchases of Securities Available for   (4,000)    (500)
Sale
   Proceeds from Maturity and Principal
Paydowns                                       209       39
   of available for sale
   Proceeds from sale and calls of
   securities available for sale             1,000       60
   Net decrease (increase) in other
   securities                                    0        0
   Net Loans Made to Customers                 915  (2,860)
   Capital Expenditures                      (148)    (346)
   Proceeds from sale of other real
    estate owned                                 0        0
   Proceeds from Sale of Fixed Assets            0        0
   Net Cash Used in Investing Activities   (6,815)  (3,639)

Cash Flows from Financing Activities:
   Net Change in Savings, NOW and Demand   (3,547)  (7,683)
Deposits
   Net Change in Time Deposits             (3,263)      383
   Net Change in securities sold under
   Repurchase Agreements                     (137)  (2,852)
   Purchase of Advances from FHLB           18,500    3,000
   Proceeds from FHLB                      (9,500)  (5,000)
   Net Change in Short Term Other            4,805   10,642
Borrowed Funds
   Proceeds from Sale of Capital Stock          73       90
   Payment of Dividends                      (551)    (482)
   Net Cash Provided by Financing            6,380  (1,903)
Activities
Net Increase (Decrease) in Cash and Cash     1,250  (3,441)
Equivalents
Cash and Cash Equivalents at Beginning of    7,537   13,298
Year
Cash and Cash Equivalents at End of         $8,787   $9,857
Quarter
Supplemental Disclosures of Cash Flow
Information:
   Cash Paid during the Year for:
      Interest                              $2,877   $2,841
      Income Taxes, Net of Refunds             $50     $279
Non-Cash Transactions:;
   Transfers from Loans to Real Estate
Owned                                           $0       $0
       (Other Assets)
    Transfer of Securities from Held to
    Maturity to Available for Sale              $0       $0



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

          YEAR-TO-DATE FIGURES AS OF MARCH 31, 1998
                 COMPARED TO MARCH 31, 1997
           (in thousands, except number of shares
                       per share data)
                INCREASES (DECREASES) DUE TO:

                               VOLUME   RATE     NET
Loans                             $104  ($71)       $33
Taxable Securities                  93   (56)        37
Tax Exempt Securities             (70)     15      (55)
Federal Funds Sold and Money
Market Funds                         5      1         6
TOTAL EARNING ASSETS              $132  ($111       $21
                                            )
Deposits                            15   (12)         3
Borrowings                        (58)     22      (36)
Total Interest Bearing           ($43)    $10     ($33)
Liabilities
NET CHANGE IN INTEREST            $175  ($121       $54
                                            )

          YEAR-TO-DATE FIGURES AS OF MARCH 31, 1997
                 COMPARED TO MARCH 31, 1996
                INCREASES (DECREASES) DUE TO:

                               VOLUME   RATE     NET
Loans                             $281  ($257       $24
                                            )
Taxable Securities                  75     64       138
Tax Exempt Securities             (13)    (3)      (16)
Federal Funds Sold and Money
Market Funds                         4      0         4
TOTAL EARNING ASSETS              $347   $197      $150

Deposits                          (66)  (103)     (168)
Borrowings                         212      4       216
Total Interest Bearing            $147  ($99)       $48
Liabilities
NET CHANGE IN INTEREST            $200  ($98)      $102

      NOTES TO FINANCIAL STATEMENTS DATED MARCH 31, 1998
         (Tables presented in thousands)

1.   Summary of interim financial statement adjustments.
     The accompanying unaudited statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Bank's 1997 Annual Report.

Effect of recent accounting pronouncements:
During 1997, the Company adopted SFAS No. 125 and No.127 which relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities. The adoption of these standards did not have a material effect on the financial statements.

The Financial Accounting Standards Board (FASB) issued the following statements of financial accounting standards (SFAS) during 1997:
SFAS No. 128 Earnings per share
SFAS No. 129 Disclosure of information about capital structure
SFAS No. 130 Reporting comprehensive income
SFAS No. 131 Disclosure about Segments of an enterprise and related information.

These four statements do not change the measurement or recognition methods used in the financial statements but rather deal with disclosure and presentation requirements.

At December 31, 1997, the Company adopted SFAS No. 128 which specifies the computation and disclosure requirements for earnings per share for entities with publicly held common stock. The Company has no potential common stock and therefore no diluted earnings per share.

At December 31, 1997, the Company adopted SFAS No. 129. This statement has no effect on the Company's financial statements as the capital disclosures meet the requirements of SFAS No.
129.

At March 31, 1998, the Company adopted SFAS No. 130.
Comprehensive income may be reviewed in the Statement of Changes in Stockholders' Equity.

At March 31, 1998, the Company adopted SFAS No. 131. This statement has no effect on the Company's financial statements.

In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" effective for financial statements for the fiscal year beginning after December 15, 1997. SFAS No. 132, which supersedes the benefit disclosure requirements in FASB Statements No's 87,88 and 106, requires entities to standardize the disclosure requirements for pension and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis. The Company expects no material impact from adopting SFAS No. 132.

                                    March 31, 1998
2. INVESTMENT SECURITIES         CARRYING   CARRYING
   AVAILABLE FOR SALE            VALUE      VALUE
a:  U. S. Treasury and other        $16,813    $16,777
government agencies
b:  Marketable equity                   550        566
securities
     Total Securities Available     $17,363    $17,343
For Sale

HELD TO MATURITY:
a:  U. S. Treasury and other        $75,077    $75,604
government agencies
b:  States of the U.S. and
other political subdivisions          7,647      7,860
c:  Corporate bonds                   7,369      7,366
     Total Securities Held to       $90,093    $90,830
Maturity

      OTHER SECURITIES               $6,050    $6,050
TOTAL SECURITIES                   $113,506   $114,223

The Bank does not hold any securities for a single issuer which exceed 10% of the Bank's stockholders' equity.

                                      March     December
                                      31, 1998  31, 1997
3.  LOANS
a:  Commercial, agricultural and        $35,112    $33,897
other loans
b:  Real Estate - Construction            8,277      7,925
c:  Real Estate - Mortgage              156,055    158,649
d:  Installment Loans                    16,670     16,668
     Total Loans                       $216,114   $217,139

4.  CHANGES IN ALLOWANCE FOR March    March
POSSIBLE LOAN LOSSES:        31,      31,
                             1998     1997
Balance, beginning January 1   $4,743   $4,293
Provision charged to income        84      180
Recoveries of amounts              33       26
charged
Losses charged to provision       111      133
Balance, ending March 31       $4,749   $4,366



Information regarding        March    Decembe
impaired loans:              31,      r 31,
                             1998     1997

Average investment in          $1,887   $2,045
impaired loans
Interest income recognized
on impaired loans including
interest income                  $131     $165
   recognized on cash basis
Interest income recognized
on impaired loans on cash        $131     $165
basis
Balance of impaired loans      $1,887   $2,670
Less portion for which no
allowance for loan losses is        0        0
allowed
Portion of impaired loan
balance for which an           $1,887   $2,670
allowance for credit losses
is allocated
Portion of allowance for
loan losses allocated to the     $110     $104
impaired loan balance


5.  CHANGES IN ALLOWANCE FOR OTHER
REAL ESTATE:
                            3/31/98  3/31/9  3/31/96
                                     7
Balance, beginning January      $17     $23      $26
1
Provision charged to              0       0      (2)
income
Losses charged to                 0       0        0
provision
Balance, ending March 31        $17     $23      $24

6. The aggregate dollar amount of loans made to directors, executive officers or principal holders of equity securities as of March 31, 1998 and December 31, 1997 respectively were:

Aggregate amount, beginning 1/1    $3,952  $3,807
New loans                             692   1,693
Repayments                             76   1,548
Aggregate amount, ending           $4,568
3/31/98
Aggregate amount, ending                   $3,952
12/31/97

7.  OTHER ASSETS                      March 31,  December
                                      1998       31, 1997
a:  Interest earned but not paid on:
      Loans                               $1,785     $1,437
      Investments                            906      1,041
b:  Other Real Estate Owned                  185         59

8.   INCOME TAXES:
     Components of income tax expense for the period ended
March 31, 1998 are as follows:

  Current
     Federal                       $914
     State                           25

  Deferred                        (167)
                                   $772

     Actual tax expense differs from the expected tax expense computed by applying the applicable federal corporate income tax rate of 34% is as follows for the three months March 31, 1998:

  Computed tax expense             $793
  Tax exempt interest              (45)
  Other                              24
                                   $772

     At March 31, 1998, items giving rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:

                                    ASSET       LIABILITY
Allowance for possible losses on
loans and real estate owned           $1,452
Deferred and accrued employee            970
benefits
Deferred mortgage servicing                              64
rights
Deferred loan origination fees           296
Securities losses not currently           15
deductible
Core deposit intangibles                  57
Depreciation                               0             65
Other                                      9
                                      $2,799           $129

No valuation allowance is deemed necessary for the deferred tax asset.

9.  INCOME TAX EXPENSE            March 31,    March 31,
                                     1998         1997
     Federal Income Tax                  $747        $718
     State Income Tax                      25          26

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is the review of the results of operations for March 31, 1998, as compared to March 31, 1997, showing earnings with a 3% increase, and changes in the balance sheet of $6 million over last year. Total loans remained constant over the past twelve months, with the balance within the portfolio between consumer and commercial loans also remaining constant. The investment portfolio grew by $5.5 million or 5% over the past year. Purchase in the investment portfolio totaled in excess of $48.7 million; however, maturities and principal paydowns from the Bank's mortgage backed securities portfolios were $42.6 million for the same period. Purchases were made of US government-sponsored debentures or mortgage backed pools. Many of the debentures are callable securities and some have supported the bank's earnings in lieu of selling fed funds. Unrealized gains and losses gained strength with the reduction of the unrealized loss of $265,000 to $13,000. This shift is indicative of the current economic marketplace. This is also visible in the total market value of the portfolio that is currently $718,000 greater than book value.
     In the loan area, the Bank continues to experience strong competition from other financial institutions within its marketplace. Within the past twelve months a local bank has opened a branch in the Bank's home office community and strongest market area (Mount Desert
Island), and a second local bank has announced the opening of a branch also on Mount Desert Island. Bar Harbor Banking and
Trust Company's strength lies in the relationships built with its customers and the ability to offer prompt service in response to their needs.
     Liquidity is measured by the Bank's ability to meet cash needs at a reasonable cost or minimum loss to the Bank.
Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs. Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities it serves. The Bank utilizes a Basic
Surplus/Deficit model to measure its liquidity over a 30-day and a 90-day time horizon. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement within a 30-day period are examined. The Bank's
Policy is to maintain its liquidity position at a minimum of 5% of total assets. The Bank has maintained liquidity in its balance sheet in excess of 15% for the past twelve months.
Liquidity as measured by the Basic Surplus/Deficit model was 19.2% as of March 31, 1998 for the 30-day horizon and 19.8% for the 90-day horizon.
     How changes in the balance sheet have affected the Bank may be viewed through the earnings statement for the periods ending March 31, 1997 and 1998. With a relatively flat change in the balance sheet from year to year, earnings grew by $50,000. In comparison, the Bank experienced a 6% growth in the balance sheet in 1997 when compared to 1996, with earnings increasing by $52,000.
     Rates, volumes and the mix of earning assets and interest bearing liabilities affect interest income. For the first three months of 1998, net interest income increased by $54,000 and was a factor of the growth in the balance sheet coming from investments, with yields earning less than loans, and savings realized in funding costs. Interest earned on loans increased by more than $100,000 but was reduced by $70,000 due to decreases in interest rates charged on portions of the loan portfolio. Overall, the loan portfolio yield dropped by 23 basis points. Interest on investments increased due to volumes and partially due to a shift from tax exempt income to taxable income as maturing tax exempt securities are being replaced by taxable securities. The entire portfolio is earning 6.8% and only 8 basis points less than it was a year ago. Interest bearing liabilities decreased by less than one-half of 1%, but the cost of those liabilities decreased by more than 1%. For the past several years, the Bank has maintained its cost of deposits by not increasing its interest rates on savings, NOW and money market accounts. The overall cost of liabilities went down by 17 basis points between March 31, 1998 and March 31, 1997.
     For the first three months of 1997, net interest income increased by $100,000 and was attributable to the following.
The loan portfolio yielded the Bank interest income of $280,000 more than in 1996 through increases in volumes, but experienced offsetting decreases in interest income totaling
$257,000 due to decreases in rates, leaving the growth in loan interest income virtually flat over that twelve month period. Yields on loans decreased by 21 basis points from March 1996 to March of 1997.
     Although the investment portfolio did not grow between the years ended March 31, 1996 and 1997, the portfolio changed as securities matured or were called. Total investment income grew by $126,000, with increases in both rates and volumes on those securities that are taxable
($142,000) and decreasing in both rates and volumes on tax exempt securities owned by the bank ($16,000). The yield on the entire securities portfolio went up just slightly (6 basis point) between March 31, 1996 and March 31, 1997
     At March 31, 1997, the Bank's cost of deposits had decreased by $168,000, $65,000 due to reductions in volumes of certificates of deposit and $102,000 due to reductions in rates. The cost of borrowings increased by $216,000, which is comprised of $212,000 due to increased volumes and only
$4,000 increase, attributed to rate increases. The cost of purchased funds increased by 8.5 basis points between March
31, 1996 and 1997.
     The Bank's position with regard to interest rate sensitivity consists of the matching of its assets and liabilities for repricing within a year. There is some exposure to rising rates out beyond a year with the Bank having almost $21 million invested in callable securities with final maturities of ten years or less that potentially would not be called. The gap analysis in today's interest rate environment shows the Bank with approximately $28 million more liabilities than assets that would be repricable within twelve months. If rates were to drop by 200 basis points, simulations based on a static balance sheet indicate that the Bank's net interest income could rise by approximately $193,000 during the first year of the drop, while increasing its income in the second year by $135,000.
If rates were to rise by 200 basis points, the Bank could experience a drop in interest income in the first year by $77,000, and drop additional interest earnings in the second year by $400,000.
     The Bank has maintained its reserve for possible loan losses at better than 2% of total loans outstanding for a number of years, with a ratio of 2.2% as of March 31, 1998.
The Bank reviews its allocation to the reserve on a monthly basis and funds the reserve as deemed necessary. This review includes a provision for specific credits, provisions due to historic loan losses by loan types and reserves reflecting industry concentrations, credit concentrations, current economic conditions and underwriting standards. In 1995, the Bank added a provision for impaired loans in accordance with FASB 114/118. Reference is made to the notes included in this filing that outlines the impaired loan figures. Losses in the loan portfolio are estimated at $500,000 for 1998, with first quarter 1998 charge offs totaling $110,000 compared to $133,000 during the first quarter of 1997. The amounts represented below are the total dollars past due for the first three months of each year listed.

Category                          1998         1997         1996

90-day past due and still   $1,102,919   $1,302,437   $1,247,941
accruing
Non-accruing                $3,438,992   $3,207,492   $3,289,461
                            $4,541,911   $4,509,929   $4,537,402
Gross loans                 $216,113,8  $214,687,01  $201,502,68
                                    53            6            2
Percentage of gross loans        2.10%        2.10%        2.25%

     With earnings as of March 31, 1998 $50,000 ahead of March 31, 1997, the following is a review of non-interest income and non-interest expense. As stated earlier, the Bank has maintained a reserve for possible loan losses in excess of 2% when compared to total loans for a number of years. With loan growth and net charged off loans slowing down, the Bank is able to reduce the amount it provides for the reserve. As of March 31, 1998, the provision for possible loan losses is $96,000 less than a year before. Other income is almost $100,000 ahead of last year's first quarter income and includes the Trust Department income, which is $52,000 ahead of last year's income. No other major category in other income can be singled out for substantial growth from year to year.
     Other non-interest expense is $252,000 more as of March 31, 1998 when compared to the same period for 1997. The introduction of the bank's call center, interactive voice response system and several loan promotions have created media opportunities for the bank. Additionally, the bank is involved in several projects as of March 31, 1998, including the review of banking software. Another expense in 1998, which was not found in 1997, includes the development of the bank's Year 2000 assessment and action plan. The due diligence process will be in place by June 30, 1998 as recommended by the FDIC. The assessment of customers' preparedness and the resulting impact on the institution should be substantially completed by September 30, 1998. Testing of parts of the bank's hardware and software has already begun.
In reviewing non-interest income and non-interest expense for the period between March 31, 1996 and 1997, there are no categories showing significant changes with dollars exceeding $60,000 and more than 4% for any major category.
     The Bank's capital to asset ratio is 12.4% and the Bank far exceeds the required risk based capital ratio of 8% with its Tier 1 ratio of 20.3% and total capital ratio of 21.5% or additional capital of $28.7 million. These ratios compare favorably to March 31, 1997 when the capital to average asset ratio was 11.6%, Tier 1 and total capital ratios compared to risk weighted assets were 18.3% and 19.5% respectively.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BAR HARBOR BANKSHARES



Date:  May 15, 1998                Sheldon F. Goldthwait, Jr.
                                   Chief Executive Officer





Date:  May 15, 1998                Virginia M. Vendrell
                                   Treasurer and
                                   Chief Financial Officer