Form 10-Q
period 1998-06-30
BAR HARBOR BANKSHARES
filed 1998-08-14
CIK 743367

20
                        UNITED STATES
             SECURITIES AND EXCHANGE
                   COMMISSION WASHINGTON,
                   D.C.  20549

                          FORM 10-Q
Quarterly Report pursuant to Section 13 or
15(d) of the Securities Exchange Act of
1934
For the quarter ended June 30, 1998
Commission File No. 841105-D


              BAR HARBOR BANKSHARES


          Maine
01-0393663
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization
Identification No.)

P. O. Box 400
82 Main Street, Bar Harbor, ME
046090400
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
                      TABLE OF CONTENTS


Financial Information
Page

Item 1.  Financial Statements
Consolidated Balance Sheets
   3 December 31, 1997 and June 30, 1998
Consolidated Statements of Earnings
   4 Three months and six months ended June
   30, 1997
and 1998
Consolidated Statements of Changes in
5 Stockholders' Equity
   Six months ended June 30, 1997 and 1998
Consolidated Statement of Cash Flows                   6
   Six months ended June 30, 1997 and 1998
Rate Volume Analysis                                   7
   Six months ended June 30, 1997 and 1998
Notes to Financial Statements                        8-11
Item II.  Management's Discussion and Analysis of    12-15
Financial
            Condition and Results of
Operations
Signature Page                                        16

            BAR HARBOR BANKSHARES AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF FINANCIAL
        CONDITION
       JUNE 30, 1998 AND DECEMBER 31, 1997

                                       JUNE 30,
                                         DECEMBER
                                         1998
                                         31, 1997
ASSETS
   Cash and Due from Banks               $11,544    $7,537
   Federal Funds Sold                          0         0
      Securities Available for Sale,      19,360    14,608
at market
      Securities Held to Maturity
(Market Value                             88,841    85,351
      $89,623 at 6/30/98 and $86,248
at 12/31/97)
      Other Securities                     6,050     6,012
      Loans Held for Sale                    600       365
      Loans, net of allowance for
possible loan losses                     224,521
212,396
      of $4,704 in 1998 and $4,743 in
1997
      Premises and Equipment               7,748     7,658
      Other Assets                         9,449     8,799
Total Assets                            $368,113
$342,726

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
     Demand Deposits                     $37,342
$36,838
     NOW Accounts                         39,678    39,536
     Savings Deposits                     53,359    53,378
     Time Deposits                       114,809
122,152
   Total Deposits                        245,188
251,903
   Securities sold under Repurchase        4,316     4,474
Agreements
   Advances from Federal Home Loan        69,770    39,160
Bank
   Other Liabilities                       4,266     4,727
Total Liabilities                        323,540
300,264

Commitments and Contingent Liabilities
Capital Stock, par value $2
   Authorized 10,000,000 shares
   Issued 1,821,807 in 1998and
   1,820,583 in 1997                       3,644     3,641
Surplus                                    7,645     7,574
Retained Earnings                         34,605    32,562
   Net unrealized appreciation on
securities available                          19        24
   for sale, net of tax benefit
Less:  Cost of 100,000 shares of         (1,340)
(1,340)
Treasury Stock
TOTAL STOCKHOLDERS' EQUITY                44,573
42,461
TOTAL LIIABILITIES AND STOCKHOLDERS'    $368,113
$342,726 EQUITY

The accompanying notes are an integral part of these consolidated financial statements.
            BAR HARBOR BANKSHARES AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF EARNINGS
                         (UNAUDITED)

                       THREE      THREE     SIX-
                      SIX
MONTHS     MONTHS    MONTHS    MONTHS ENDING
ENDING    ENDING    ENDING
                     06/30/98   06/30/97   06/30/
                                              9
                                              06/
                                              30/
                                              97
                                              8
Interest & Fees on      $5,276     $5,176
$10,335    $10,202
Loans
Interest and
Dividends on
Investment               1,686      1,615
3,315       3,210
Securities:
   Taxable Interest
Income
   Non-taxable             116        167
240           347
Interest Income
   Dividends               101         99
201           195
   Federal Funds            15          5
30    14
Sold
Total Interest           7,194      7,062
14,121     13,968
Income
Interest on              2,071      2,143
4,213       4,282
Deposits
Interest in Short
Term                       912        844
1,602       1,570
   Borrowings
Total Interest           2,983      2,987
5,815       5,852
Expense
Net Interest Income      4,211      4,075
8,306       8,116

Provision for Loan          84        180
168           360
Losses
Net Interest Income
after                    4,127      3,895
8,138       7,756
   Provision for
Loan Losses
Other Income             1,263      1,112
2,389       2,139
Investment
63     0
Securities Gains
Other Expenses::
   Salaries &            1,432      1,430
2,924       2,889
Employee Benefits
   Other                 1,681      1,499
2,986       2,554
   Investment                0          0
0     56
Securities Losses
Income Before            2,277      2,078
4,680       4,396
Income Taxes
Income Tax Expense         729        663
1,501       1,407
Net Income              $1,548     $1,415
$3,179     $2,989
Earnings per Share:
   Based on
1,721,807 shares
   for 1998 and        $0.90      $ .82
$1.85     $1.74
1,720,583
   shares for 1997,
Dividends Per Share    $0.34      $0.30
$0.66       $0.58


            BAR HARBOR BANKSHARES AND
SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CHANGES IN
            STOCKHOLDERS' EQUITY QUARTERS ENDED
            JUNE 30, 1997 AND 1998
 (in thousands, except number of shares and per share data)

                                                      ACCUMULATED
                                                         OTHER                     NET
                     CAPITAL               RETAINED   COMPREHENSI   TREASURY
STOCKHOLDERS
                      STOCK    SUIRPLUS    EARNINGS    VE INCOME      STOCK         '
                                                                                  EQUITY

Balance, 12/31/96      $3,636     $7,489      $28,205       ($103)    ($1,340)      $37,887
Net Earnings                                    2,989                                 2,989
Other
comprehensive
income,
   net of tax:                                                (31)                     (31)
   Unrealized
gains/losses on
    securities
   Other
comprehensive
income
Comprehensive                                                                         2,958
income
Cash Dividends
Declared ($.58                                  (998)                                 (998)
   per share
Sale of Stock               5         85            0            0           0           90
(2,346 shares)
Balance,6/30/97        $3,641     $7,574      $30,196       ($134)    ($1,340)      $39,937

Balance, 12/31/97      $3,642     $7,574      $32,562          $24    ($1,340)      $42,461
Net Earnings                                    3,179                                 3,179
Other
comprehensive
income,
   net of tax:                                                 (5)                      (5)
   Unrealized
gains/losses on
    securities
   Other
comprehensive
income
Comprehensive                                                                         3,174
income
Cash Dividends
Declared ($.66                                (1,135)                               (1,135)
    per share)
Sale of Stock               2         71                                     0           73
(1,224 shares)
Balance, 6/30/98       $3,644     $7,645      $34,605          $19    ($1,340)      $44,573



The accompanying notes are an integral part of these consolidated financial statements.
            BAR HARBOR BANKSHARES AND
            SUBSIDIARY COLSOLIDATED STATEMENT
            OF CASH FLOWS
                         (UNAUDITED)

JUNE   JUNE
                                           30,     30,

1998   1997
Cash Flows from Operating Activities:
   Net Income
3,179   $2,989
   Adjustments to reconcile net earnings
to net cash provided by
   operating activities:
454      443
      Depreciation
      Provision for Loss Losses
168      360
      Provision for Losses on Other Real        0        0
Estate Owned
      New Loans Originated for Sale
(9,053  (1,738)
                                                )
      Proceeds from Sale of Mortgages
8,920  2,153
Held for Sale
      Gain on Sale of Mortgages
(76)    (50)
Originated for Sale
      Net Amortization of Bond Premium
111       54
      (Gain) Loss on sale of premises and       2        0
equipment
      Net Change in Other Assets
(589)  (404)
       Net Change in Other Liabilities
(461)    453
   Net Cash Provided by Operating
2,656  4,260
Activities
Cash Flows from Investing Activities:
   Net decrease (increase) in Federal
Funds Sold
   Purchases of securities held to
(24,77  (7,675)
maturity                                       0)
   Proceeds from Maturity and Principal
Paydowns of Securities
11,025      9,264
      Held to Maturity
   Proceeds from Call of Securities Held
10,145      4,250
to Maturity
   Purchases of Securities Available for
(6,000  (1,250)
Sale                                            )
   Proceeds from Maturity and Principal
Paydowns of Securities
239       78
      Available for Sale
   Proceeds from Sale of Securities
1,000     60
Available for Sale
   Purchase of Other Securities
(38)   (454)
   Proceeds from sales of Other                        119
Securities
   Net Loans Made to Customers
(12,37  (9,831)
                                               8)
   Capital Expenditures
(545)  (732)
   Proceeds from sale of Other Real             0        0
estate Owned
   Proceeds from Sale of Fixed Assets           0        0
   Net Cash Used in Investing Activities
(21,32  (6,171)
                                               2)
Cash Flows from Financing Activities:
   Net Change in Savings, NOW and Demand
627  (3,363)
Deposits
   Net Change in Time Deposits
(7,343  (1,080)
                                                )
   Net Change in securities sold under
(158)  (6,199)
Repurchase Agreements
   Proceeds from Federal Home Loan Bank
36,500   13,500
   Repayment of Advances from FHLB
(17,50  (15,000
                                               0)        ) Net
   Change in Short Term Other                       12,631
Borrowed Funds
11,610
   Proceeds from Sale of Capital Stock         74       90
   Payment of Dividends
(1,136    (998)
                                                )
   Net Cash Provided by Financing
22,674    (420)
Activities
Net Increase (Decrease) in Cash and Cash
4,007  (2,331)
Equivalents
Cash and Cash Equivalents at Beginning of
7,537   13,298 Year
Cash and Cash Equivalents at End of
$11,54  $10,967
Quarter                                         4
Supplemental Disclosures of Cash Flow
Information:
   Cash Paid during the Year for:
$5,860   $5,854
      Interest
      Income Taxes, Net of Refunds
$1,675   $1,041
Non-Cash Transactions:;
   Transfers from Loans to Real Estate
$143       $0
Owned (Other Assets)
    Transfer of Securities from Held to        $0       $0
Maturity to Available for Sale

                                    A
                                    v
                                    a
                                    i
                                    l
                                    a
                                    b
                                    l
                                    e
                                    f
                                    o
                                    r
                                    S
                                    a
                                    l
                                    e
The accompanying notes are an integral part of these consolidated financial statements
                    RATE VOLUME ANALYSIS

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

          YEAR-TO-DATE FIGURES AS OF JUNE 30,
1998
                  COMPARED TO
                JUNE 30, 1997
                INCREASES
                (DECREASES) DUE
                TO:

                                VOLUME
RATE NET
Loans                              $674
($542)    $132
Taxable Securities                  257
(146)  111
Tax Exempt Securities             (131)
25  (106)
Federal Funds Sold and Money         13
3      15
Market Funds
TOTAL EARNING ASSETS               $813
($660)    $153
Deposits                            $38
($107)  ($69)
Borrowings                           25
6      32
Total Interest Bearing               64
(101) (37)
Liabilities
NET CHANGE IN INTEREST             $749
($559)    $190

          YEAR-TO-DATE FIGURES AS OF JUNE
                  30, 1997 COMPARED TO
                  JUNE 30, 1996
                INCREASES (DECREASES) DUE TO:

                                VOLUME   RATE
NET
Loans                              $580 ($374)
$206
Taxable Securities                  131    186
317
Tax Exempt Securities              (45)      2
(43)
Federal Funds Sold and Money        (3)      0
(3)
Market Funds
TOTAL EARNING ASSETS               $663 ($186)
$477

Deposits                          ($45) ($230)
($275
                                                    ) Borrowings
386     55       441
Total Interest Bearing              341    175
166
Liabilities
NET CHANGE IN INTEREST             $322  ($11)
$311

</TBLE>

      NOTES TO FINANCIAL STATEMENTS DATED JUNE
30, 1998

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

Effect of recent accounting pronouncements:
During 1997, the Company adopted SFAS No. 125 and
No. 127 which relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities. The adoption of these standards did not have a material effect of the financial statements.

The Financial Accounting Standards Board (FSAB) issued the following statements of financial accounting standards (SFAS) during 1997:
SFAS No. 128 Earnings per share
SFAS No. 129 Disclosure of information about capital structure
SFAS No. 130 Reporting comprehensive income
SFAS No. 131 Disclosure about Segments of an enterprise and related information

These four statements do not change the
measurement or recognition methods used in the financial statements but rather deal with disclosure and presentation requirements.
At December 31, 1997, the Company adopted SFAS
No. 128 which specifies the computation and disclosure requirements for earnings per share for entities with publicly held common stock. The
Company has no potential common stock and therefore no diluted earnings per share.
At December 31, 1997, the Company adopted SFAS
No. 129. This statement has no effect on the Company's financial statements as the capital disclosures meet the requirements of SFAS No.
129.
At March 31, 1998, the Company adopted SFAS No.
130. Comprehensive income may be reviewed in the Statement of Changes in Stockholders' Equity.
At March 31, 1998, the Company adopted SFAS No.
131. This statement has no effect on the Company's financial statements.
In February 1998, the FASB issued SFAS No. 132,
"Employers' Disclosures about Pensions and Other
Post Retirement Benefits" effective for financial statements for the fiscal year beginning after December 15, 1997. SFAS No. 132, which supersedes the benefit disclosure requirements in FASB
Statements No's 87, 88 and 106, requires entities to standardize the disclosure requirements for pension and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis. The Company expects no material impact from adopting SFAS No.
143.

                                         JUNE 30,
1998
2.  INVESTMENT SECURITIES              CARRYIN
   MARKET AVAILABLE FOR SALE                 G
   VALUE
                                         VALUE
a:  U. S. Treasury and other           $18,782
$18,782 government agencies
b:  Marketable equity securities           550
578
     Total Securities Available For    $19,332
$19,360 Sale

HELD TO MATURITY:
a:  U. S. Treasury and other
$75,429    $76,047 government agencies
b:  States of the U.S. and other
6,549      6,722
political subdivisions
c:  Corporate bonds
6,863      6,854
     Total Securities Held to Maturity
$88,841    $89,623

      OTHER SECURITIES
$6,050     $6,050 TOTAL SECURITIES
$114,22   $115,033
                                             3

The Bank does not hold any securities for a single issuer which exceed 10% of the Bank's stockholders' equity.


JUNE   DECEMBER

30,   31, 1997

1998
3.  LOANS
a:  Commercial, agricultural and other
$39,268
$33,897
loans
b:  Real Estate - Construction
8,631
7,925
c:  Real Estate - Mortgage
164,352
158,649
d:  Installment Loans
16,974
16,668
     Total Loans
$229,22
$217,139

6

4.  CHANGES IN ALLOWANCE FOR POSSIBLE
JUNE                             JUNE 30,
LOAN LOSSES:
30,       1997

1998
Balance, beginning January 1
$4,743
4,293
Provision charged to income
168        360
Recoveries of amounts charged
85         51
Losses charged to provision
292        270
Balance, ending June 30
$4,704
$4,434

Information regarding impaired loans is as follows for JUNE 30, 1998

                                               Ju
                                                n
                                                e
                                                J
                                                u
                                                n
                                                e
                                                3
                                                0
                                                ,
                                                3
                                                0
                                                ,

1998     1997
Average investment in impaired loans
$1,789   $1,721
Interest income recognized on impaired
loans including interest
122       49
   income recognized on cash basis
Balance of impaired loans
1,692    1,810
Less portion for which no allowance for
0        0
loan losses is allocated
Portion of impaired loan balance for which
an allowance for
1,692    1,810
   credit losses is allocated
Portion of allowance for loan losses
allocated to the impaired
110       75
   loan balance


5.  CHANGES IN ALLOWANCE FOR
OTHER REAL ESTATE:
                                6/30/98  6/30/9
6/30/96
                                              7
Balance, beginning January 1        $17     $22
$26
Provision charged to income           0       0
(3)
Losses charged to provision           0       5
0
Balance, ending June 30             $17     $17
$23


6. The aggregate dollar amount of loans made to directors, executive officers or principal holders of equity securities as of June 30, 1998 and December 31,
1997 respectively, were:

Aggregate amount, beginning 1/1       $3,952
$3,807
New loans                              4,706       1,693
Repayments                               328       1,548
Aggregate amount, ending 6/30/98      $8,330
Aggregate amount, ending 12/31/97
$3,952

7.  OTHER ASSETS                     JUNE 30,
DECEMBER
                                         1998
31, 1997
a:  Interest earned but not paid
on:                                    $2,184      $1,437
      Loans
      Investments                       1,071       1,041
b:  Other Real Estate Owned               202          59

8.   INCOME TAXES:
Components of income tax expense for the period ended June 30, 1998 are as follows:

 Current
    Federal              $1,662
    State                    48

 Deferred                 (209)
                    $1,501

     Actual tax expense differs from the expected tax expense computed by applying the applicable federal corporate income tax rate of 34% is as follows for the six months ended June 30, 1998.

  Computed tax expense          $1,55
                                    6
  Tax exempt                      (90)
  interest
  Other                            35
                                $1,50
                                    1

     At June 30, 1998, items giving rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:

                                      ASSET
LIABILIT
                                                   Y
Allowance for possible losses on
loans and real estate owned
$1,436                          0
Deferred and accrued employee
975  0
benefits
Deferred mortgage servicing rights
0    77
Deferred loan origination fees
319  0
Securities losses not currently
38   0
deductible
Core deposit intangibles
53   0
Depreciation
0    52
Other
17   0
                                        $2,840
$129
No valuation allowance is deemed necessary for the deferred tax asset.


9.  INCOME TAX EXPENSE           June 30,
June 30,
                                     1998
1997
     Federal Income Tax            $1,453
     1,361 State Income Tax            48
     46

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following review of results of the operations of Bar Harbor Banking and Trust Company for June
30, 1998, as compared to June 30, 1997, shows growth in earnings of $190,000 or six percent ahead of earnings for the first six months of 1997 and will be discussed below. Total assets have a 5.7% increase or approximately $20 million greater than the past twelve months with growth in both the loan portfolio and the investment portfolio. The loan growth of $7.8 million since
June 30, 1997 has been predominantly in loans secured by real estate. The Bank's portfolio of loans secured by real estate grew by $11.6 million, with an offsetting reduction in the commercial loan portfolio of $5.5 million. The overall growth in loans compares to a $12.8 million growth between the periods of June 30, 1996 to June 30, 1997, where again the growth was predominantly in the real estate portfolio.

The investment portfolio grew by $12 million over the past twelve months and includes the purchase of $54.5 million in securities, with $50.7 million in government agency debentures.
Principal payments, maturities and called securities for the past twelve months total $43 million. Unrealized gains totaling $810,000 were shown in the portfolio as of June 30, 1998 compared to unrealized losses of $134,000 as of June 30, 1997. These gains are indicative of the current national economic interest rate structure. The gains in the market value of the held to maturity portfolio are $783,000 above book value as of June 30, 1998.

Funding for the asset growth has come from increases in advances from the Federal Home Loan
Bank totaling $14.7 million. Deposits decreased overall by $2 million over the past twelve months. This compares with funding in 1997, in which advances increased by $10 million and deposits decreased by $2 million. The drop in deposits for both years has been in time deposits, mostly certificates of deposit.
Expectations by customers of yields in
certificates of deposit exceed alternative sources of funding. Short term borrowings will drop during the next three months through seasonal deposit growth and investment maturities as well as principal paydowns from the Bank's mortgage backed securities portfolio. Liquidity is measured by the Bank's ability to meet cash needs at a reasonable cost or minimum loss to the Bank.

Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs.
Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities it serves. The Bank utilizes a Basic
Surplus/Deficit model to measure its liquidity over a 30-day and a 90-day time horizon. The relationship between liquid assets and the short-term liabilities that are vulnerable to non-replacement within a 30-day period are examined.
The Bank's policy is to maintain its liquidity position at a minimum of 5% of total assets. The
Bank has maintained liquidity in its balance sheet in excess of 15% for the past twelve months. Liquidity as measured by the Basic
Surplus/Deficit model was 19.29% as of June 30, 1998 for the 30-day horizon and 22.9% for the 90-day horizon.

How changes in the balance sheet have affected the Bank may be viewed through the earnings statement for the periods ending June 30, 1997 and 1998. The Bank's net earnings for the first six months of 1998 are $190,000 ahead of earnings for the same period in 1997. The comparison will be discussed below. The Bank's net income for the first six months of 1997 was one percent
($42,000) below the income at June 30, 1996.

Rates, volumes and the mix of earning assets and interest bearing liabilities affect interest income. Increases in loan volume of $7.8 million afforded increased interest income of approximately $675,000; however, decreases in rate reduced interest income by over $540,000, thereby showing an overall increase for loan interest of $132,000.

For the first six months of 1997, increases in the loan portfolio afforded the Bank additional interest income of $206,000 that was achieved through increases in volumes totaling $580,000 and decreases in rates totaling $374,000. Yields on loans decreased by 40 basis points from June
1996 to June 1997.

On the investment side, interest and dividend income as of June 30, 1998 grew by only $20,000 when compared to June 30, 1997. Increases were made based on volumes ($257,000) with offsetting decreases in rates ($146,000) for the taxable portion of the investment portfolio. Much of the overall decrease came from the maturity of non-taxable securities that are not being replaced with similar securities in the portfolio. Yields in the overall portfolio decreased by 10 basis points from year to year. The taxable portion of the portfolio decreased in yield by 20 basis points from 7.23% to 7.03%. Interest on investments in 1997 grew by $271,000, with the increase related to volumes totaling $83,000 and an increase from yields of $188,000 and an actual increase in 16 basis points in yields on the entire investment portfolio between June of 1996 and June of 1997.

With increased interest bearing liabilities of approximately $15 million, the bank has contained costs by maintaining rates at existing levels and utilizing the Federal Home Loan Bank for advances. Costs have increased by $64,000 based on volume and decreased by more than $100,000 based on rate decreases. The total cost of purchased funds decreased by seven basis points over the past twelve months. This translates to an overall reduction in interest expense of $38,000.

In 1997, interest bearing liability costs increased by $166,000 based on increases in liabilities of $5.7 million. The increase in the cost of funds came from increased costs incurred due to volume increases totaling $341,000 with an offset in liability costs due to rates creating a reduction of $175,000. The total cost of purchased funds increased by 6 basis points between June 30, 1997 and June 30, 1996.

The Bank is well positioned with regard to interest rate sensitivity with assets and liabilities matched for repricing within a year, with $10,000,000 more assets than liabilities repricing within the next twelve months. If rates were to rise by 200 basis points, simulations indicate that the Bank's net interest income could decrease by approximately $124,000 and $172,000 during the first and second years of the rise. Should rates fall by 200 basis points, the Bank's net interest income would increase by approximately $166,000 the first year and drop by $233,000 the second year.

The ratio for the reserve for possible loan losses has been over 2% for a number of years, and continues with a ratio of 2.06% as of June
30, 1998. While maintaining the 2% ratio between the reserve for possible losses and total loans outstanding, the Bank has been able to reduce the amount of funds allocated to the reserve based on the slowing growth of the loan portfolio overall.
The Bank continues to review its allocation to the reserve on a monthly basis and funds the reserve as deemed necessary. This review includes a provision for specific credits, provisions due to historic loan losses by loan types and reserves reflecting industry concentrations, credit concentrations, current economic conditions and underwriting standards.

Losses in the loan portfolio were estimated at $500,000 for both 1998 and 1997. As of June 30,
1998, the Bank had charged off $292,000 in loans compared to $270,000 for the same period in 1997.
The amounts represented below are shown in thousands and represent the total dollars past due for the first six months of each year listed.
Included in loans that were 90 days or more past due and still accruing in 1997 were approximately
$900,000 in outstanding loans for which the customers had commitments from other banks to pay the Bank out for the loans.

       Category              1998          1997
90-day past due and             $1,528
$1,990
still accruing
Non-accruing                     2,682
$3,503
                                $4,210
$5,493
Gross Loans                   $229,226
$221,521

Percentage of gross          1.83%         2.48%
loans

In reviewing non-interest income for 1998, the Bank has earned $250,000 or approximately 12% more than twelve months ago, with the increase attributable to the Trust Department's earnings before expenses, which have exceeded last year's income by $158,000. Additionally, the accounting for mortgage servicing rights was approximately
$70,000 higher as of June 30, 1998 when compared to June 30, 1997.

During the first six months of 1997, non-interest income grew by $81,000 over 1996. This growth was attributed to the Trust Department's earnings before expenses growing by $210,000 more than the first six months of 1996. Additionally, as of January 1, 1996, when the Bank implemented FASB
Statement No. 122, "Accounting for Mortgage
Servicing Rights", the allocation positively impacted the earnings of the Bank by $106,000. As of June 30, 1997, that allocation was approximately $30,000 less than in 1996 and additionally, fees generated from the origination and sale of mortgages were less than the previous year. In the spring of 1997, the Bank ran a promotion for mortgages choosing to keep them in its own portfolio instead of selling them in the secondary market, thus reducing its income from origination and sold loan fees.

Other expenses, the category on the earnings statement that encompasses the majority of accounts that are not interest or human resource related, are 17% higher in 1998 than in 1997.
Included in the expenses for 1998 are increased maintenance contracts and depreciation expenses incurred as the Bank has continued to strengthen its technology capabilities. Additionally, the
Bank has been more active in the media in 1998, through the introduction of a new money market product and numerous loan promotions. The Bank has hired a consultant to assist in the selection process for a new banking software vendor. The
Trust Department has also incurred expenses in anticipation of its conversion of software in September of this year. Lastly, the amortization of mortgage servicing rights has impacted the Bank's earnings by approximately $30,000.

Comparing 1997 to 1996, salaries and benefits exceeded 1996 by 4.7% and included merit increases granted as of January 1, 1997, increases in the cost of benefits for employees, and additional time worked and additional staff required in connection with the conversion of the Bank's software which took place in late November of 1996.

Other expense for June 30, 1997 was $307,000 for
13% higher than twelve months prior and was attributable to enhancements started in 1996.
During 1996, the Bank implemented new software and hardware for its banking applications, including document and check imaging and servers to run these applications. With the installation of new banking software, individual personal computers were upgraded. Each of these installations increased not only the bank's assets, but also its depreciation expense, which was $152,000 more in 1997 than in 1996. The upgrade in the communication lines, which increased the speed of transmitting information to all locations, increased the Bank's telephone charges by $50,000 more in 1997.

The Bank's Year 2000 global assessment and action plan has been approved by its Board of Directors.
Individual project plans for mission critical systems are in progress with testing and proxy testing plans included. Solicitations of vendors have been mailed and responses have been received from over 30%. Follow up with other mission critical vendors continues. Testing of parts of the bank's hardware and software has begun. The assessment of customers' preparedness and the resulting impact on the Bank should be substantially completed by September 30, 1998.
Letters have been sent to all major borrowers and lenders are following up with their customers.
The Bank has redesigned its loan application that incorporates a question regarding the preparedness of the borrower for the millennium.
Over 5,200 business customers have received a brochure entitled "Is your business Prepared for Year 2000". Employee and customer awareness continues with flyers sent to all consumer customers. The Bank will be participating in a Bank Business Customer Seminar being developed by the Maine Bankers Association. This program will run between mid-September and mid-November.

The costs incurred so far have primarily been for supplies and customer awareness information.
Since the Bank has stayed very current in its technology, it does not anticipate any major expenditures directly related to the Year 2000 issues. The budget has not been finalized to date. The Bank's banking software vendor is presently working on a proxy test with a target completion date of mid-November. The Bank will be installing an upgrade in August this year. All users will move from this upgrade to Release 10 of the banking software in the first quarter of 1999. The Bank will not incur any material costs to install either of these upgrades.
Looking at some of the standard bank ratios, the Bank's efficiency ratio remains below national averages at just under 57%, which has remained comparable for the past three years. The Bank's capital to asset ratio of 12.1% has increased from 11.5% over the past twelve months. The Bank far exceeds the required risk based capital ratio of 8% with its Tier I ratio of 19.95%, total capital ratio of 21.20% and leverage ratio of 12.14%. These ratios represent capital of $29 million in excess of the requirement for a well capitalized bank.
SFAS No. 125 and No. 127 relate to the accounting for transfers and servicing of financial assets and extinguishment of certain liabilities and were adopted effective January 1, 1997. The adoption of these standards has had no material effect on the financial statements.
SFAS No. 128 relates to the computation for earnings per share. The adoption of SFAS No. 128 has had no material effect on the financial statements.






Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BAR HARBOR
BANKSHARES
                                   /s/ Sheldon F.
Goldthwait, Jr.

Date:  August 14, 1998             Sheldon F.
Goldthwait, Jr.
                                   Chief
Executive Officer


                                   /s/ Virginia
M. Vendrell

Date:  August 14, 1998             Virginia M.
Vendrell
                                   Treasurer and
                                   Chief
Financial Officer