Form 10-Q
period 1998-09-30
BAR HARBOR BANKSHARES
filed 1998-11-16
CIK 743367

UNITED
                       STATES SECURITIES AND
                       EXCHANGE COMMISSION
                             WASHINGTON, D.C.
                             20549
                             FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 1998          Commission File
No. 841105-D

                       BAR HARBOR BANKSHARES

          Maine                                   01-0393663
(State or other jurisdiction of                             (I.R.S.
Employer
incorporation or organization
Identification No.)

P. O. Box 400
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
                          Common Stock:       1,821,807
                                TABLE OF
CONTENTS
Financial Information
Page

Item 1.  Financial Statements
3

Consolidated Balance Sheets
   December 31, 1997 and September 30,
1998          4 Consolidated Statements of
Earnings
   Three months and nine months ended
   September
30, 1997
5
   and 1998
Consolidated Statements of Changes in
Stockholders' Equity
6
   Nine months ended September 30, 1997
and
1998
Consolidated Statement of Cash Flows
   Nine months ended September 30, 1997
   and          7
1998
Rate Volume Analysis
   Nine months ended September 30, 1997
and       8-11 1998
Notes to Financial Statements

Item II.  Management's Discussion and
Analysis        of Financial
12-17
                Condition and Results of
Operations

Signature Page
18

                      BAR HARBOR BANKSHARES AND
                  SUBSIDIARY CONSOLIDATED STATEMENT
                  OF FINANCIAL CONDITION
                    SEPTEMBER 30, 1998 AND DECEMBER
                    31, 1997

                                SEPTEMBER  DECEMBER
                                 30, 1998  31, 1997
ASSETS
   Cash and Due from Banks       $
12,448  $           7,537
   Federal Funds Sold
0         0
   Investment  Securities
      Securities Available
20,670              14,608
for Sale, at market
      Securities Held to
Maturity (Market Value
96,454              85,351
      $98,093 at 9/30/1998,
$86,248 at 12/31/98)
      Other Securities
6,050               6,012
      Loans Held for Sale
561                 365
      Loans, net of allowance
for possible loan losses
225,495           212,396
      of $4,535 in 1998 and
$4,743 in 1997
      Premises and Equipment
7,951               7,658
      Other Assets
8,838               8,799
Total Assets
$378,466  $342,726

LIABILITIES AND STOCKHOLDERS'
EQUITY
LIABILITIES
   Deposits
     Demand Deposits
$43,020           $36,838
     NOW Accounts
43,840              39,536
     Savings Deposits
65,855              53,378
     Time, $100,000 and over
12,560              13,718
     Other Time
99,768            108,433
   Total Deposits
265,043           251,903
   Securities sold under
8,715               4,474
Repurchase Agreements
   Advances from Federal Home
54,572              39,160
Loan Bank
   Other Liabilities
4,466               4,727
Total Liabilities
332,796           300,264

Commitments and Contingent
Liabilities
Capital Stock, par value $2
   Authorized 10,000,000
shares
3,644               3,641
   Issued 1,821,807 in 1998
and
   1,820,583 in 1997
Surplus
7,645               7,574
Retained Earnings
35,642              32,562
   Net unrealized
appreciation on securities
80       24
available
   for sale, net of tax
benefit
Less:  Cost of 100,000 shares
(1,340)           (1,340)
of Treasury Stock
TOTAL STOCKHOLDERS' EQUITY
45,671              42,461

TOTAL LIIABILITIES AND
$378,466          342,726
STOCKHOLDERS' EQUITY

                      BAR HARBOR BANKSHARES AND
                       SUBSIDIARY CONSOLIDATED STATEMENT
                       OF EARNINGS
                                   (UNAUDITED)

                           THREE        THREE       NINE        NINE
                          MONTHS       MONTHS     MONTHS      MONTHS
                          ENDING       ENDING     ENDING      ENDING
                        09/30/98     09/30/97   09/30/98
09/30/97
Interest & Fees on        $5,409       $5,506    $15,744
$15,709
Loans
Interest and
Dividends on
Investment                 1,790        1,578      5,105       4,788
Securities:
   Taxable Interest
Income
   Non-taxable                95          160        335         506
Interest Income
   Dividends                 109          105        310         300
   Federal Funds              26           23         56          38
Sold
Total Interest             7,429        7,372     21,550      21,341
Income
Interest on                2,147        2,255      6,360       6,537
Deposits
Interest in Short
Term Borrowings              898          697      2,500       2,268
Total Interest             3,045        2,952      8,860       8,804
Expense
Net Interest Income        4,383        4,420     12,690      12,536
Provision for Loan            84          180        252         540
Losses
Net Interest Income
after                      4,299        4,240     12,438      11,996
   Provision for
Loan Losses
Other Income               1,624        1,443      4,013       3,581
Investment                    65          141        128         141
Securities Gains
Other Expenses:
   Salaries &              1,605        1,534      4,529       4,424
Employee Benefits
   Other                   1,930        1,788      4,918       4,342
   Investment                  4           22          4          78
Securities Losses
Income Before              2,449        2,479      7,129       6,875
Income Taxes
Income Tax Expense           826          789      2,327       2,196
Net Income                $1,623       $1,689     $4,801      $4,678
Earnings per Share:
   Based on
1,720,583 shares
for                     $0.94       $0.98       $2.79
$2.72
     1997 and
1,721,807 shares
     for 1998
Dividends Per Share     $0.34       $0.30       $1.00
$0.88



                      BAR HARBOR BANKSHARES AND
SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                   EQUITY QUARTERS ENDED SEPTEMBER 30, 1997 AND
                   1998


                                                       ACCUMULATED
                    NET CAPITA          RETAINED  TREASUR     OTHER
                    STOCKHOLDER
                      L    SURPLU  EARNINGS     Y     COMPREHENSI
                      S'
                    STOCK     S                STOCK    VE INCOME
EQUITY
Balance, 12/31/96   $3,636  $7,489   $28,205   ($1,340       (103)
$37,887
                                                     )
Net Earnings                           4,678
4,678
Other
comprehensive
income,
   net of tax:                                                  77
77
   Unrealized
4,755
gains/losses on
      securities
   Other
comprehensive
income
Comprehensive
income
Cash dividends
declared ($.88                       (1,514)
(1,514)
   per share)
Sale of Stock            5      85         0         0
90
(2,346 shares)
Balance, 9/30/97     3,641   7,574    31,369   (1,340)        (26)
41,218

Balance, 12/31/97    3,641   7,574    32,562   (1,340)          24
42,461
Net Earnings                           4,801
4,801
Other
comprehensive
income,
   net of tax:                                                  56
56
   Unrealized
4,857
gains/losses on
      securities
   Other
comprehensive
income
Comprehensive
income
Cash Dividends
Declared                             (1,722)
(1,722)
     ($1.00 per
share)
Sale of Stock            3      71
74
(1,224 shares)
Balance, 9/30/98    $3,644  $7,645   $35,641   ($1,340         $80
$45,671
                                                     )





          BAR HARBOR BANKSHARES AND SUBSIDIARY
   COLSOLIDATED STATEMENT OF CASH FLOWS
                (UNAUDITED)

SEPTEMB   SEPTEMB
                                     ER
30,   ER 30,
                                     1998      1997
Cash Flows from Operating
Activities:
$4,801   $4,678
   Net Income
   Adjustments to reconcile net
earnings to net cash provided
      by operating expenses:
          Depreciation
691        693
          Provision for Loss Losses
252        540
          Provision for Losses on           0        0
Other Real Estate Owned
          New Loans Originated for
(12,509  (3,369)
Sale                                        )
          Proceeds from Sale of
12,475    3,651
Mortgages Held for Sale
          Gain on Sale of Mortgages
(117)     (14)
Originated for Sale
          Net Securities (Gains)                  (63)
Losses
          Net Amortization of Bond
(17)        90
Premium
         (Gain) Loss on sale of             1        2
premises and equipment
          Net Change in Other Assets
(333)       40
          Net Change in Other
(66)       800
Liabilities
   Net Cash Provided by Operating
5,178    7,048
Activities
Cash Flows from Investing
Activities:
   Net Decrease (Increase) in
(45,734  (19,843
Federal Funds Sold                          )        )
   Purchases of Securities Held to
Maturity
   Proceeds from Maturity and
Principal Paydowns of Securities
22,213   12,461
      Held to Maturity
   Proceeds from Call of Securities
12,347    5,750
Held to Maturity
Purchases of Securities Available  (15,745
                  (1,250)
for Sale                                    )
   Proceeds from Maturity and
Principal Paydowns of Securities
271        119
      Available for Sale
   Proceeds from Sale of Securities
9,500    1,060
Available for Sale
   Purchase of Other Securities
(38)     (454)
   Proceeds from sales of Other                    148
Securities
   Net Loans Made to Customers
(13,482  (8,612)
                                            )
   Capital Expenditures
(985)    (939)
Proceeds From Sale of Other Real
437          0
Estate Owned
   Proceeds from Sale of Fixed              0       16
Assets
   Net Cash Used in Investing
(31,216  (11,544
Activities                                  )        )
Cash Flows from Financing
Activities:
22,963    8,852
   Net Change in Savings, NOW and
Demand Deposits
   Net Change in Time Deposits
(9,824)   2,271
   Net Change in Repurchase
4,241  (2,096)
Agreements
   Purchase of Advances from FHLB
   44,000   24,000 Repayment of Advances
   from FHLB    (30,500  (25,000
                                            )        )
Net Change in Other Short Term       1,912
                  (3,557)
Borrowed Funds
   Proceeds from Sale of Capital
74 90
Stock
   Payment of Dividends
(1,917)  (1,514)
   Net Cash Provided by Financing
30,949    3,046 Activities
Net Increase In Cash and Cash
4,911  (1,450) Equivalents
Cash and Cash Equivalents at
7,537   13,298
Beginning of Year
Cash and Cash Equivalents at End of
$12,448  $11,848 Quarter
Supplemental Disclosures of Cash
Flow Information:
   Cash Paid during the Year for:
      $8,886   $8,798 Interest
      Income Taxes, Net of Refunds
$2,405   $1,678 Non-Cash Transactions:;
   Transfers from Loans to Real
$564 $0
Estate Owned (Other Assets)
    Transfer of Securities from Held
$0 $0
to Maturity to Available for Sale
                                                    Available for Sale
The accompanying notes are an integral part of these
consolidated financial statements

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

      YEAR-TO-DATE FIGURES AS OF SEPTEMBER
             30, 1998 COMPARED TO SEPTEMBER
             30, 1997
       INCREASES (DECREASES) DUE TO:

                               VOLUME
RATE    NET
Loans                             $417
($382)     $35
Taxable Securities                 553
(227)     327
Tax Exempt Securities            (203)      31   (172)
Federal Funds Sold and Money        10       9      18
Market Funds
TOTAL EARNING ASSETS               778
(569)     209
Deposits                            56
(232)   (177)
Borrowings                         237
(5)     232
Total Interest Bearing             293
238 56
Liabilities
NET CHANGE IN INTEREST            $485
($331)    $153

      YEAR-TO-DATE FIGURES AS OF
             SEPTEMBER 30, 1997
             COMPARED TO SEPTEMBER 30,
             1996
              INCREASES (DECREASES) DUE
              TO:

                              VOLUME
RATE     NET
Loans                            $846
($285)    $561
Taxable Securities                154
175     329
Tax Exempt Securities            (86)
11      75
Federal Funds Sold and Money
Market                             14
1      15
    Funds
TOTAL EARNING ASSETS             $928
($98)    $830

Deposits                          (5)
(177)   (182)
Borrowings                        416
97     513
Total Interest Bearing            412
(80)     322
Liabilities
NET CHANGE IN INTEREST           $516
($18)    $498

     NOTES TO FINANCIAL STATEMENTS DATED
             SEPTEMBER 30, 1998

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

At December 31, 1997, the Company adopted
SFAS No. 129. This statement has no effect on the Company's financial statements as the capital disclosures met the requirements of SFAS No. 129.
At March 31, 1998, the Company adopted SFAS
No. 130. Comprehensive income may be
reviewed in the Statement of Changes in
Stockholders' Equity.
At March 31, 1998, the Company adopted SFAS
No. 131. This statement has no effect on the Company's financial statements.
In February 1998, the FASB issued SFAS No.
132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" after
December 15, 1997.  SFAS No. 132, which
supercedes the benefit disclosure
requirements in FASB Statements No. 87, 88, and 106, requires entities to standardize the disclosure requirements for pension and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations, and fair value of plan assets that will facilitate financial analysis. The Company expects no material impact from adopting
SFAS No. 132.

September 30,

1998
INVESTMENT SECURITIES               CARRYING
CARRYI
   AVAILABLE FOR SALE                  VALUE      NG
                                               VALUE
a:  U. S. Treasury and other         $19,998
$20,09
government agencies                                0
b:  Marketable equity securities
550    580
     Total Securities Available
$20,548  $20,67
For Sale                                           0

HELD TO MATURITY:
a:  U. S. Treasury and other
$83,872  $85,29
government agencies                                3
b:  States of the U.S. and other
5,461                               5,624
political subdivisions
c:  Corporate bonds
7,121                               7,176
     Total Securities Held to
96,454  $98,09
Maturity                                           3

      OTHER SECURITIES
$6,050  $6,050
TOTAL SECURITIES
$123,052  $124,8
                                                  13

The Bank does not hold any securities for a single issuer which exceed 10% of the Bank's stockholders' equity.

                                    Septe
                                       mb
                                       e
                                       De
                                       ce
                                       mb
                                       e
                                       r
                                       30
                                       ,       r 31,

1998    1997
3.  LOANS
a:  Commercial, agricultural and
$37,546  $33,897
other loans
b:  Real Estate - Construction
10,081
7,925
c:  Real Estate - Mortgage
166,239  158,649
d:  Installment Loans
16,164
16,668
     Total Loans
$230,030  $217,13
                                                    9
4.  CHANGES IN ALLOWANCE FOR
Septembe  Septemb
POSSIBLE LOAN LOSSES:              r 30,
er 30,
                                   1998
1997 Balance, beginning January 1                         $4,743
$4,293
Provision charged to income
252      540
Recoveries of amounts charged
131       92
Losses charged to provision
591      455
Balance, ending September 30
$4,535   $4,470

Information regarding impaired loans is as
follows:
                                  Septembe
                                  r
                                  December
                                  30, 1998
                                  31, 1997
Average investment in impaired
$1,744     $2,045
loans
Interest income recognized on
impaired loans
$35       $165
   Including interest income
recognized on cash basis
Balance of impaired loans            $1,653
$2,670
Less portion for which no
allowance for loan losses                 0          0
   Is allowed
Portion of impaired loan balance
for which an                         $1,653
$2,670
   Allowance for credit losses is
allocated
Portion of allowance for loan
losses allocated to the                 $64
$104
   impaired loan balance

5.  CHANGES IN ALLOWANCE FOR OTHER REAL
ESTATE:

                           9/30/9 9/30/97
                                9/30/96 8
                              $17     $22
$26 Provision charged to        0       0
(5)
income
Losses charged to               1       5           21
provision
Balance, ending               $16     $17           $0
September 30

6.   The aggregate dollar amount of loans
made to directors, executive officers or principal holders of equity securities as of September 30, 1998 and December 31, 1997 respectively, were:

Aggregate amount, beginning        $3,952
$3,807
1/1
New loans                           5,238
1,693
Repayments                          1,908
1,548
Aggregate amount, ending           $7,282
9/30/98
Aggregate amount, ending
$3,952
12/31/97


7.  OTHER ASSETS                September
December
                                30, 1998
31, 1997
a:  Interest earned but not
paid on:                           $1,311
$1,437
      Loans
      Investments                     997
1,041
b:  Other Real Estate Owned           134
59

8.   INCOME TAXES:
     The Company adopted Financial
Accounting Standards No. 109 "Accounting for Income Taxes" effective January 1,
1993. The standard requires adoption of a liability method of accounting for income taxes. The accounting change had no effect on the company's net income or retained earnings.
 Components of income tax expense for the
                  period
ended September 30, 1998 are as follows:

Current
   Federal                $2,414
   State                      73
Deferred                   (160)
                          $2,327

     Actual tax expense differs from the
expected tax expense computed by applying the applicable federal corporate income tax rate of 34% is as follows for the six months ended September 30, 1998:

Computed tax              $2,404
expense
Tax exempt                 (131)
interest
Other                         54
                          $2,327

     At September 30, 1998, items giving
rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:

                                   ASSET
LIABILITY
Allowance for possible losses
on loans and real estate owned      $1,380
Deferred and accrued employee          980
benefits
Deferred mortgage servicing              0
87
rights
Deferred loan origination fees         314
Securities losses not currently         34
deductible
Core deposit intangibles                50
Depreciation                             0
35
Other                                   26
                                    $2,784
$122

No valuation allowance is deemed necessary for the deferred tax asset.

9.  INCOME TAX EXPENSE             1998
     1997
Federal Income Tax             $2,254
$2,126 State Income Tax                  $73
$70

                   MANAGEMENT'S DISCUSSION
AND ANALYSIS

 The results of operations for September 30,
                    1998
reflect an increase in earnings of 3% based
on balance sheet growth of 7%.  Asset growth
of  $24.7 million in 1998 and $11.7 million
in 1997 are compared to the previous year's
third quarter ending balance sheet.  The
major changes are found in the loan and
investment portfolios and are described
below.
   The investment portfolio net growth in
                  excess of
$13 million has predominantly been in the
area of US Government agency debentures.
Purchases in the past twelve months have
totaled $73 million, of which $28.7 million
have been in callable agencies, $34 million
have been in government sponsored mortgage
backed pools and $10 million have been in
corporate bonds.  Of the $26 million in
securities called in the past twelve months,
$14 million had given the bank a minimum of
a year's call protection.  In addition,
$18.2 million cash flow was received in
principal paydowns from mortgage backed
securities, $3.3 million in maturing tax-
exempt securities, and $8.5 million in
corporate bond maturities.  As a comparison,
from September 30, 1997 to September 30,
1996, purchases totaled $27 million, of
which $10.5 million were callable agencies
and the majority of the remaining purchases
were government sponsored mortgage-backed
pools.  During 1997, the bank had securities
totaling $6.7 million called, $11 million in
principal paydowns from mortgage backed
securities, $2.5 million in maturing tax-
exempt securities and $2.5 million in other
security paydowns.   The Bank's other
securities portfolio includes $5.8 million
in Federal Home Loan Bank (FHLB) stock.
Ownership of stock is required by the FHLB
for participation in their funding programs.
  The market value of the securities being
                   held to
maturity in the bank's investment portfolio
is $1.6 million more than the book value,
with the available for sale portfolio market
value is $121,900 more than the book value.
At September 30, 1997, the market value of
the entire investment portfolio was $660,600
greater than book value.  The increase in
the market values is indicative of the
national interest rate curve.
The Bank does not hold any securities (such
as structured debt tied to multiple indices,
interest only or principal only securities)
that may experience considerable change in
their market values by a greater degree than
traditional debt and could materially affect
the entire portfolio.The taxable portions of
the Bank's securities have been earning
6.89% for the first nine months of 1998.
Although this represents a decrease of 34
basis points since September 30, 1997, the
Bank exceeds its peers by approximately 50
basis points as recorded by the Uniform Bank
Performance Report.  The Bank's peer group
includes banks throughout the country with
assets totaling between $250 and $500
million.
In the loan portfolio, which has grown by
almost $9.6 million (4%) in the past twelve
months, the Bank's concentration has been
through the extension of loans secured by
real estate to its customers totaling $12.9
million more than one year ago.  Reductions
in the loan portfolio were found in the
commercial loan portfolio ($2.9 million).
This compares to 1997's growth of 4% or $8.8
million in loan growth, with $14 million of
the loan growth being secured by real estate
and granted to the Bank's consumer
customers.  Reductions in the loan portfolio
in 1997 were found in the commercial loan
portfolio ($3.4 million) and the
construction portfolio ($1.7 million).  The
Bank continues to experience strong
competition from other financial
institutions in its market area.
     From September 30, 1997 to September
30, 1998, funding from the Federal Home Loan
Bank was the primary source of funding for
the bank's earning assets.  While deposits
increased by $2.2 million, advances through
the Federal Home Loan Bank increased by
$15.2 million.  The Bank monitors the cost
of funds through asset liability management
processes.  The Federal Home Loan Bank's
rates for advances continues to be less than
deposit rates.
     In 1997, the funding for the asset
growth had come from increased deposits of
$5.8 million with equal growth in demand
deposits, NOW accounts and certificates of
deposit.  Borrowings funded primarily
through the Federal Home Loan Bank increased
in 1997 by $2.8 million when compared to
September 30, 1996.  During both 1998 and
1997, short-term borrowings were reduced
through seasonal deposit growth, investment
maturities and/or calls and principal
paydowns from the Bank's mortgage backed
securities portfolio.  Liquidity is measured
by the Bank's ability to meet cash needs at
a reasonable cost or minimum loss to the
Bank.  Liquidity management involves the
ability to meet cash flow requirements of
its customers, which may come from
depositors withdrawing funds or borrowers
requiring funds to meet credit needs.
Without adequate liquidity management, the
Bank would not be able to meet the needs of
the individuals and communities it serves.
The Bank utilizes a Basic Surplus/Deficit
model to measure its liquidity over a 30-day
and a 90-day time horizon.  The Bank
examines the relationship between liquid
assets and short-term liabilities that are
vulnerable to nonreplacement within a 30-day
period.  The 90-day analysis extends to
include a projection of subsequent cash flow
funding needs over an additional 60-day time
horizon. The Bank's policy is to maintain
its liquidity position at a minimum of 5% of
total assets.  For the past twelve months,
the Bank has maintained liquidity in its
balance sheet in excess of 14%.  Liquidity
as measured by the Basic Surplus/Deficit
model was 21.4% for the 30-day horizon and
18.2% for the 90-day horizon as of September
30, 1998. How the changes in the balance
sheet have affected the Bank may be viewed
through net interest income in the earnings
statement for the periods ending September
30, 1998 and 1997.  Net interest income as
of September 30, 1998, affected by rates,
volumes and the mix of earning assets and
interest bearing liabilities, is ahead of
September 1997's net interest income by
$153,000.   Interest income earned from
loans increased in 1998 by $417,000 due to
volumes of loans with an offsetting
reduction in earnings of $382,000 due to
changes in rates.  This is indicative of the
competitive
market in Downeast Maine.  Overall yields
from the loan portfolio decreased by only 5
basis points from 1997's yields.  Net
interest income for the first nine months of
1997 added earnings of $846,000 due to
volumes of loans with a reduction in
earnings of $285,000 due to changes in
rates.  Overall yields from the loan
portfolio decreased by 39 basis points of
1996's yields.
           The investment portfolio, with
           net growth in
assets of $13 million, has shown increases
in interest income due to volumes ($360,000)
and decreases due to rates ($187,000).  The
overall yield on the entire investment
portfolio has decreased by 24 basis points
during the past twelve months.  Looking at
1997, the investment interest increased by
$82,000 based on volume and increased by
$187,000 due to rates.   Overall, the yield
on investments increased by 5 basis points
from 1996 to 1997.  While interest-bearing
liabilities increased by 10% from September
30, 1997 to September 30, 1998, the cost of
those liabilities increased by only 3%, with
the interest paid on deposits decreasing
primarily due to rates ($177,000).  The cost
of borrowings increased due to volumes
($237,000).  The overall cost of funding the
bank's assets has decreased by 8 basis
points over the past twelve months.   In
1997, a similar pattern was visible with the cost of deposits decreasing based on volumes
($177,000) and the cost of borrowed funds increasing due to volumes ($416,000) and rates (97,000). The cost of deposits increased by 19 basis points when comparing
September 30, 1997 to 1996.
     With regard to interest rate
sensitivity, the Bank is somewhat liability sensitive with $6.6 million more of its liabilities repricing within a year when compared to its assets. In an economy with interest rates falling, this scenario provides potential income for the bank. In the two-year horizon, however, the Bank becomes asset sensitive with a cumulative gap of $16.7 million more assets repricing than liabilities. Based on simulations, if interest rates were to rise or fall by 200 basis points and if the Bank were to maintain the balance sheet as it stands today, the Bank's net interest income would be increased in the one-year horizon.
However, in year two, if interest rates were to rise by 200 basis points, the Bank could decrease its net interest income by $120,000 if it maintained a static balance sheet.
Likewise, if interest rates were to drop by 200 basis points and if the Bank elected to maintain its balance sheet static, the Bank could experience a decrease in its net interest income of $614,000 during that second year. This potential reduction in net interest income equates to a 3.8% drop in net interest income.
     Due to changes in the methodology used
for computing the reserve for possible loan losses and due to the recessionary nature of the economy in the early 1990's, the Bank increased its ratio to gross loans to approximately 2% and has maintained that reserve to loan ratio through September 30, 1998. The Bank reviews its allocation to the reserve on a monthly basis and funds the reserve as deemed necessary. The review includes a provision for specific credits, provisions due to historic loan losses by loan types and reserves reflecting industry concentrations, credit concentrations, current economic conditions and underwriting standards.
   In 1995, the Bank added a provision for
                  impaired
loans in accordance with FASB 114,
"Accounting By Creditors for Impairment of a
Loan", as amended by Statement No. 118. A loan is impaired when it is probable that the Bank will not collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are loans that are carried on a non-accrual status.
Loans are returned to accrual status and are no longer considered to be impaired when they become current as to principal and interest or demonstrate a period of performance under the contractual terms, and in management's opinion are fully collectable. Certain loans are exempt from the provisions including large groups of smaller balance homogenous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans.
Impaired loans totaled $1.7 million and $2.1 million at September 30, 1998 and 1997, respectively. Reference is made to the notes included with this filing that outline the impaired loan figures.
     Losses in the loan portfolio were
estimated at $500,000 for fiscal year 1998, with net charge offs in the loan portfolio totaling $460,000 for the first nine months of this year. Losses for 1997 were originally estimated at $500,000 with
$455,000 charged off through September 30, 1997. The amounts represented below are the total dollars outstanding for the first nine months of each year listed.
     The bank retains a conservative posture
with regard to non-accruing loans, placing loans onto non-accrual status once they become past due 90 days or more. The amounts represented below are shown in thousands and represent the total dollars past due for the first nine months of each year listed. The reduction in loans past due 90 days or more stems from the resolution of several loans that were on non-accrual status at September
30, 1997.

Category                       1998
1997
90-day past due and
   still accruing
$1,300       $428
Non-accruing
$2,023     $4,599

$3,323     $5,027

Gross loans
$230,030   $220,116 Percentage of
gross to     1.44%      2.28%
loan


     Non-interest income (other income) as
of September 30, 1998 was $432,000 ahead of
September 30, 1997.
Trust income, based on market value of trust
portfolios, was $190,000 ahead of last
year's income.  Additionally, mortgage
servicing rights (implemented in January of
1996) were ahead of 1997 by $132,000, while
the expense pertaining to mortgage servicing
rights was also more in 1998 ($27,000).
Income generated from charges to merchants
for credit card processing was $80,000 more
than a year ago.  The cost of the merchant
credit card program for the twelve months
ending September 30, 1998 was $150,000 more
than the previous year.
            In looking at the comparison
between other income for the nine months
ended September 30, 1997 and 1996, 1997 was
below 1996 by $160,000.  The Trust
Department produced $320,000 more income in
the first nine months of 1997, based on fees
structured on market values of total assets
per customer account and an increase in book
assets of more than $8 million. However, in
September of 1996, the bank received a non
recurring income entry of $278,000
representing an insurance payoff from a
policy written on certain key persons in the
Bank.  Robert Avery, director and former
president of the Bank passed away in August
of 1996 resulting in this one-time, tax
deductible payment.  The 1996 non-recurring
income entry created the variance between
the two years.
     Salaries and benefits have remained
consistent over the past several years with
the increase in 1998 compared to 1997 of
only 2.4% and 1997 compared to 1996 of 3.7%.
Included in salaries and employee benefits
are merit increases and accruals for the
bank's incentive plan.           Other
expenses, those expenses that
are not interest or human resource related,
as of September 30, 1998 are considerably
higher than at September 30, 1997 although
the percentage (13%) has reduced from the
17% variance through June 30, 1998.
The cost of processing merchant credit card
work and mortgage servicing rights were
mentioned earlier. Additionally, the Bank
has been more active in the media in 1998,
through the introduction of a new money
market product, numerous loan promotions and
several new TV spots.   Postage is almost
$50,000 more than a year ago and includes
additional mailings for tax purposes and the
conversion of the Trust Department to a new
software vendor, which took place in early
September of 1998.  In the spring of 1998,
the Bank hired a consultant to assist in the
selection process for a new banking software
vendor.   The Bank expects to choose the
final vendor by December of 1998.
            Depreciation expense increased
by $100,000 in 1997 when compared to 1996
and included the addition of the Operations
Center, opened in January of 1997 and the
depreciation of technology that had been
purchased during that twelve month period.
New personal computers, networking servers,
communication lines, document and check
imaging equipment are some of the
investments made into technology between
1996 and 1997.
     Additionally, the bank had experienced
     a number of
non-recurring charges including expenses to
complete the installation of and subsequent
training in enhancements in technology begun
in 1996.  Additionally, the bank paid
$123,000 to the Internal Revenue Service for
taxes incurred on a loss taken in 1994 from
the sale of a bond fund.  This fund was
taxed as ordinary income in the 1994 return,
but was challenged by the IRS in a
subsequent audit of that year's return.  The
bank appealed the decision by the examiner.
Ultimately the appeal was denied.  The bank
has refiled the tax return for 1994, as well
as 1992 and 1993, based on the determination
by the IRS audit of the classification of
the loss on the bond fund. Ultimately, the
amended returns were accepted, giving the
Bank a refund totaling $84,000.   Audit
costs were $80,000 higher than in September
of 1996 and included the outsourcing of a
large portion of the bank's internal audit
function. Furthermore, with the conversion
of the banking software very close to year-
end 1996, the bank sought additional help
early in 1997 (predominantly reviewing
controls) from the bank's accounting firm,
Berry, Dunn, McNeil and Parker.  These added
costs are non-recurring expenses
for the bank.
 The Board of Directors approved the Bank's
                    Year
2000 global assessment and action plan
earlier this year.  Individual project plans
for mission critical systems are written and
testing, including proxy testing of the
banking software is in process.  All
computer hardware and operating software has
been tested.  The bank has remained current
in its technology enhancements, which has
afforded compliance for this portion of the
overall project with little output of
capital
  The assessment of customers' preparedness
                   and the
resulting impact on the institution began
this summer and follow up continues by the
bank's lenders on some of the larger credit
customers. The Bank redesigned its loan
application to incorporate a question
regarding the preparedness of the borrower
for the millennium.  Over 5,200 business
customers received a brochure entitled "Is
your business prepared for Year 2000". The
Bank participated in a Bank Business
Customer Seminar that was developed by the
Maine Bankers Association.  This program was
attended by area businesses in October of
this year with a second session being held
in November.
     The costs incurred so far by the Bank
     have
primarily been for supplies and customer
awareness information.  Since the Bank has
stayed very current in its technology, it
does not anticipate any major expenditure
directly related to the Year 2000 issues.
The budget for this project is approximately
$100,000 and includes approximately $30,000
in customer awareness materials and $60,000
in upgrades of ancillary software and the
upgrade of up to ten personal computers that
reside in back room work areas and serve as
spares.  The Bank's banking software vendor
is presently working on a proxy test (for
its Year 2000 compliant software-Release 10)
with a target completion date of mid-
November.  All user banks will move to
Release 10 of the banking software in the
first quarter of 1999.  The Bank will not
incur any material costs to install this
release.
As mentioned earlier, the Bank is in the
process of choosing a new banking software
solution and hopes to implement this
software before mid-1999.   Testing of new
software for Year 2000 compliance is part of the negotiations with the proposed vendor.
The Bank's existing banking software
solution would become the contingent plan.
     SFAS No. 125 and No.127 relate to the
accounting for transfers and servicing of financial assets and extinguishment of certain liabilities and were adopted effective January 1, 1997. The adoption of these standards has had no material effect on the financial statements.
     SFAS No. 128 relates to the computation
for earnings per share. The adoption of SFAS No. 128 has had no material effect on the financial statements.
The Bank's capital to asset ratio is 12.1% and has increased from 11.7% as of September 30, 1997. The Bank far exceeds the required risk based capital ratio of 8% with its Tier
I ratio of 19.5%, total capital ratio of 20.8% and leverage ratio of 12.1%. Using the risk based capital formula, the Bank has capital in excess of requirements of $29 million. The Bank's year-to-date efficiency ratio is 57% remains consistent with the 1997 ratio and is well under the national average.

Pursuant to the requirements of the
Securities Exchange
Act of 1934, the registrant has duly caused
this report to be signed on its behalf by
the undersigned thereunto duly authorized.
                              BAR HARBOR
BANKSHARES
Date:                         November 16,
1998
                              Sheldon F.
                              Goldthwait,
                              Jr. Chief
                              Executive
                              Officer





Date:                         November 16,
1998
                              Virginia M.
                              Vendrell
                              Treasurer and
                              Chief
Financial Officer