Form 10-K405
period 1998-12-31
BAR HARBOR BANKSHARES
filed 1999-03-30
CIK 743367

16

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON DC  20549

                       FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the fiscal year ended December 31, 1998.
Commission File No. 0-13666



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

The aggregate market value of the voting stock held by
non-affiliates of the registrant, as of January 31,
1999 is:
Common stock, $2.00 par value
$81,785,833

The number of shares outstanding of each of the
registrant's classes of common stock, as of January 31,
1999 is:
Common stock
3,443,614

Documents incorporated by Reference:
(1) portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Part II, Items 6 through 8 and Part IV,
Item 14 of the Form 10-K.
INDEX

NUMBER ITEM                                  PAGE
1.     Business                              3-4
2.     Properties                            4-5
3.     Legal Proceedings                     5
4.     Submission of Matters to a Vote of    5
       Security Holders
5.     Market for Registrant's Common
       Equity and Related Stockholders       6
       Matters
6.     Selected Financial Data               6
7.     Management's Discussion and Analysis
       of Financial Condition and Results    6-18
       of Operation
7a.    Quantitative and Qualitative
       Disclosures about Market Risk         19-
                                             20
8.     Consolidated Financial Statements
       and Supplementary Data                20
9.     Changes in and Disagreements with
       Accountants on Accounting and         20
       Financial Disclosure
10.    Directors and Executive Officers of   21-
       the Registrant                        22
11.    Executive Compensation                23-
                                             26
12.    Security Ownership of Certain         27
       Beneficial Owners and Management
13.    Certain Relationships and Related     28
       Transactions
14.    Exhibits, Financial Statement         29-
       Schedules and Reports on Form 8-K     30

PART I

ITEM 1.  BUSINESS

Bar Harbor Bankshares, ("the Company"), was incorporated January 19, 1984. As of December 31, 1998, the Company's securities consisted of one class of common stock ("the Common Stock"), par value of $2.00 per share, of which there are 3,443,614 shares outstanding held of record by approximately 1,072 stockholders.

The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary, Bar Harbor Banking and Trust Company
("the Bank"). All inter-company balances and transactions have been eliminated in the accompanying financial statements.

The Bank conducts substantially the same business operations as a typical full service, independent, community bank. It has ten offices in coastal Maine, including its principal office located at 82 Main
Street, Bar Harbor, Hancock County, and adjacent
Washington County. The Hancock County offices are located at Main Street, Northeast Harbor; Main Street,
Southwest Harbor; Main Street, Blue Hill; route #15,
Deer Isle; corner of High and Washington Streets,
Ellsworth; and Main Street, Winter Harbor. The
Washington County offices are located at the corner of Routes 1 and 1A, Milbridge; Main Street, Machias; and
Washington Street, Lubec. The Bank performs its operations, check clearing, technology and mail services in its Operations Center located on Avery Lane in Ellsworth, Maine. In addition, the Bank's Trust
Department has an office at One Cumberland Place, Bangor, Maine.

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

The Bank provides the normal banking services offered
by a commercial bank including checking accounts, NOW
accounts, all forms of savings and time deposit
accounts, individual retirement accounts, safe deposit
boxes, collections, travelers checks, night depository
services, direct deposit payroll services, credit
cards, personal money orders, bank-by-mail and club
accounts and drive-up facilities at all offices. During
1998, the Bank introduced TeleDirect, an interactive
voice response system through which customers can get
product information, check balances and activity on
their accounts as well as perform transfers between
their own accounts. The Bank also has arrangements with
other institutions for the provision of certain
services which it does not provide directly, such as
computerized payroll services. In addition, the Bank
operates a large Trust Department, including an office
in Bangor, Maine.   Market value for the assets held in
the Trust Department as of December 31, 1998 was $385 million compared to $357 million in 1997 and included
$21.4 million in new business.

The Bank has Automated Teller Machines (ATMs) located in each of its ten branch locations. These ATMs access major networks for use of the Bank's cards throughout the United States including the Plus and NYCE systems as well as the major credit card networks.

In addition to the foregoing, the Bank offers lending services including consumer credit in the form of installment loans, overdraft protection (stand-by credit), VISA credit card accounts, student loans, residential mortgage loans and home equity loans. It offers business loans to individuals, partnerships and corporations for capital construction, the purchase of real estate and working capital. Business loans are provided primarily to organizations and individuals in the tourist, health care, blueberry, shipbuilding and fishing and aquaculture industries as well as to the usual small businesses associated with small coastal communities. Certain larger loans which would exceed the Bank's lending limits are written on a participation basis with correspondent banks, with the Bank retaining only such portions of those loans as are within its lending limits. The Bank also provides trust and estate planning services to its customers. The principal market area for all of the Bank's services consists of Hancock and Washington Counties. The Bank's policy for lending limits is up to 20% of its equity to any borrower provided that the loans are secured and approved by the Directors Loan Committee. This committee is chaired by Sheldon F. Goldthwait, Jr., President and CEO of the Bank, and includes members of the Bank's Board of Directors.

As a state chartered bank, the Bank has the Bureau of Banking of the State of Maine and the Federal Deposit
Insurance Corporation as bank regulatory agencies responsible for its supervision. In addition, as a bank holding company, the Federal Reserve Bank supervises the Company.

The Bank is not engaged in any material research activities relating to the development of new services or the improvement of existing services except in the normal course of business activities. In order to better serve its customers, it is the Bank's intent to convert its major banking software systems in the first quarter of 2000. This conversion will include lending, deposit, general ledger, teller and item image applications. As of December 31, 1998, the Bank employed 176 persons in a full or part-time basis. The
President, Executive Vice President, Senior Vice
President of the Trust Department, Senior Vice
President and Treasurer, and Vice President in charge of Human Resources are employed by the Bank as well as serve as officers of the Company. The Company does not compensate them for their services. There are no employees of the Company.

On December 8, 1998, the Board of Directors of the
Company declared a 100% stock dividend effected as a stock split to owners of record as of December 28, 1998, payable on January 25, 1999. All share and per share data information included in the Form 10-K have been restated to reflect the 100% stock dividend.


ITEM 2.  PROPERTIES

The eleven parcels of real estate owned and utilized by the Bank for its operations are described below:

1.   The principal office of the Bank is located at 82
  Main Street, Bar Harbor, Maine and includes a building housing banking facilities and administrative offices and an adjacent 35 car customer parking lot. The building was renovated in 1998.

2.  An office is located at Main Street, Northeast
Harbor, Maine. This property consists of a building constructed in 1974 and underwent interior renovations in 1998 to better meet the Bank's needs at that location.

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

11.   An Operations Center is located on Avery Lane,
  Ellsworth, Maine and houses the Bank's operations, check clearing, technology, training and mail departments beginning in January of 1997.

A parcel of land adjacent to the Blue Hill branch was purchased in 1981.


ITEM 3. LEGAL PROCEEDINGS
Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

Not applicable.


                        PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

High and low bids for each quarter of 1998 and 1997 are listed below (per quotes from The Bangor Daily News through September 23, 1997), the date of listing on the American Stock Exchange. Per share data information has been adjusted to reflect the 100% stock dividend described above.

     1st Quarter    2nd Quarter      3rd Quarter   4th Quarter
     High           High             High          High
     Low            Low              Low           Low
1998 29.00 to       29.50 to 24.875  25.25 to      25.00 to
     25.125                          19.25         17.00
1997 19.375 to      21.375 to        24.188 to     31.00 to
     17.50          18.188           19.875        24.563

As of January 1, 1999, there were 1,072 registered holders of record of Bar Harbor Bankshares common stock.

Dividends paid by the Company in 1998 and 1997:

        1st       2nd      3rd       4th
        Quarter   Quarter  Quarter   Quarter
1998    $0.16     $0.17    $0.17     $0.17
1997    $0.14     $0.15    $0.15     $0.16

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial information for the past five years is contained on Page 3 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 and is incorporated herein by reference.




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in the section captioned
"Management's Discussion and Analysis of Financial
Condition and Results of Operations" in the Company's
Annual Report is incorporated herein by reference.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST
EARNINGS
(Amounts in Thousands)
1998

                                   AVERAGE                YIELD/
                                    BALANCE    INTEREST    RATE
ASSETS
Loans                                $224,406    $21,290   9.49%
Taxable Investment Securities         111,111      7,450   6.71%
Non-Taxable Investment                  6,650        424   6.37%
Securities
Fed. Funds Sold & Money Market            955         47   4.92%
Funds
Total Interest-Earning Assets        $343,122    $29,211   8.51%
Non-Interest Earning Assets:
Total Cash and Due from                10,856
   Less:  Allowance for Losses        (4,721)
Bank Premises and Equipment             7,823
Other Assets                            6,577
TOTAL ASSETS                         $363,657

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest Bearing Demand               $41,872       $622   1.48%
Deposits
Savings Deposits                       57,791      1,650   2.86%
Time Deposits                         116,262      6,267   5.39%
Repurchase Agreements and Short        39,644      2,133   5.38%
Term Borrowings
Long Term Borrowings                   22,849      1,301   5.69%

TOTAL INTEREST BEARING               $278,418    $11,973   4.30%
LIABILITIES

Non-Interest Bearing
Liabilities:
Non-Interest Bearing Demand            38,890
Deposits
Other Liabilities                       2,177
Stockholders' Equity                   44,172
TOTAL LIABILITIES AND                $363,657
STOCKHOLDERS'
     EQUITY
NET EARNING ASSETS                    $64,704
NET INTEREST INCOME/NET                          $17,238   4.21%
INTEREST SPREAD
NET INTEREST MARGIN                                        5.02%

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST
EARNINGS
(Amounts in Thousands)
1997

                                   AVERAGE                YIELD/
                                    BALANCE    INTEREST    RATE
ASSETS
Loans                                $217,295    $21,028   9.68%
Taxable Investment Securities          96,195      6,792   7.06%
Non-Taxable Investment                 10,653        651   6.11%
Securities
Fed. Funds Sold & Money Market            900         47   5.23%
Funds
Total Interest-Earning Assets        $325,043    $28,518   8.77%
Non-Interest Earning Assets:
Total Cash and Due from                 9,797
   Less:  Allowance for Losses        (4,465)
Bank Premises and Equipment             7,738
Other Assets                            6,442
TOTAL ASSETS                         $344,555

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest Bearing Demand               $39,532       $668   1.69%
Deposits
Savings Deposits                       52,455      1,334   2.54%
Time Deposits                         122,491      6,791   5.54%
Repurchase Agreements and Short        40,769      2,238   5.49%
Term Borrowings
Long Term Borrowings                   11,486        679   5.91%

TOTAL INTEREST BEARING               $266,733    $11,710   4.39%
LIABILITIES

Non-Interest Bearing
Liabilities:
Non-Interest Bearing Demand            36,545
Deposits
Other Liabilities                       1,805
Stockholders' Equity                   39,472

TOTAL LIABILITIES AND
STOCKHOLDERS'                        $344,555
     EQUITY
NET EARNING ASSETS                    $58,310
NET INTEREST INCOME/NET                          $16,808   4.38%
INTEREST SPREAD
NET INTEREST MARGIN                                        5.17%

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST
EARNINGS
(Amounts in Thousands)
1996

                                   AVERAGE                YIELD/
                                    BALANCE    INTEREST    RATE
ASSETS
Loans                                $207,188    $20,303   9.80%
Taxable Investment Securities          93,607      6,422   6.86%
Non-Taxable Investment                 12,940        767   5.93%
Securities
Fed. Funds Sold & Money Market            557         30   5.47%
Funds
Total Interest-Earning Assets        $314,292    $27,522   8.76%
Non-Interest Earning Assets:
Total Cash and Due from                 8,878
   Less:  Allowance for Losses        (4,262)
Bank Premises and Equipment             6,880
Other Assets                            6,183
TOTAL ASSETS                         $331,971

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest Bearing Demand              $ 38,036   $    618   1.62%
Deposits
Savings Deposits                       54,503      1,371   2.52%
Time Deposits                         124,427      6,899   5.54%
Repurchase Agreements and Short
Term Borrowings                        37,519      2,030   5.41%
Long Term Borrowings                    6,768        363   5.37%

TOTAL INTEREST BEARING               $261,253    $11,281   4.27%
LIABILITIES

Non-Interest Bearing
Liabilities:
Non-Interest Bearing Demand            33,408
Deposits
Other Liabilities                       1,735
Stockholders' Equity                   35,575

TOTAL LIABILITIES AND
STOCKHOLDERS'                        $331,971
     EQUITY
NET EARNING ASSETS                   $ 53,039
NET INTEREST INCOME/NET                         $ 16,241   4.49%
INTEREST SPREAD
NET INTEREST MARGIN                                        5.17%


            NOTES TO AVERAGE BALANCE SHEET

1. Tax-exempt income is calculated at coupon rate, not adjusted on a tax equivalent basis.

2. At December 31, 1998, loans on non-accrual status totaled $1,744,000. These loans are included in the loan category on the preceding Average Balance Sheet.
If interest had been accrued on such loans, interest income on loans would have been $107,400 higher in 1998.

3.   Based on information reported by the Uniform Bank
Performance Report, the Bank's net interest margin
remains above the national average for peer banks, and
has remained at higher than average levels for a number
of years. The Bank is a community bank which focuses
its efforts on customer relationships and good service
while remaining competitive in the demand for loans,
both in the commercial and consumer sectors. The spread
and margin for the Bank have been decreasing over the
past three years, as competition for the same customers
within the Bank's market area continues to grow.   The
average yield on the Bank's earning assets dropped to 8.51% from 8.77% as of December 31, 1998. This had an impact on the net interest margin for the Bank, which dropped on average by 15 basis points when comparing
1998 to 1997. In comparison, the average rate on the bank's earning assets remained flat in 1997 as compared to 1996 and the cost of interest bearing liabilities increased by 7 basis points. The net interest spread dropped from 1996 to 1997 by 6 basis points and the average net interest margin was 5.17% for 1997. While year end deposits remained flat between year end 1996 and 1997, on average, non-interest bearing liabilities increased in 1997 over 1996 by $3.1 million. The Bank continues to seek quality loans, broadening its customer base as the spread tightens. The effect of rates and volumes is exemplified further in the Rate
Volume Analysis as found below.
                 RATE VOLUME ANALYSIS
The following table represents a summary of the changes in interest earned and interest paid as a result of changes in rates and changes in volumes.

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


             YEAR-ENDED DECEMBER 31, 1998
             COMPARED TO DECEMBER 31, 1997
             INCREASES (DECREASES) DUE TO:

                                    VOLUME    RATE      NET
Loans                                  $680   ($418)       $262
Taxable Investment Securities         1,005    (357)        648
Non-taxable Investment Securities     (254)       27      (227)
Federal Funds Sold and Money              4        6         10
Market Funds

TOTAL EARNING ASSETS                 $1,435   ($742)       $693

Deposits                               $131   ($385)     ($254)
Repurchase Agreements and Short        (61)     (44)      (105)
Term  Borrowings
Long Term Borrowings                    648     (26)        622
TOTAL INTEREST BEARING                 $718   ($455)       $263
LIABILITIES
NET CHANGE IN INTEREST                 $717   ($287)       $430

             YEAR-ENDED DECEMBER 31, 1997
             COMPARED TO DECEMBER 31, 1996
             INCREASES (DECREASES) DUE TO:

                                    VOLUME    RATE      NET
Loans                                  $981   ($256)       $725
Taxable Investment Securities           180      183        363
Non-taxable Investment Securities     (139)       23      (116)
Federal Funds Sold and Money             20        4         24
Market Funds

TOTAL EARNING ASSETS                 $1,042    ($46)       $996

Deposits                                $23   ($118)      ($95)
Repurchase Agreements and Short
Term                                    110       98        208
     Borrowings
Long Term Borrowings                    276       40        316
TOTAL INTEREST BEARING                 $409    $  20       $429
LIABILITIES
NET CHANGE IN INTEREST                 $633   ($ 66)       $567

            SUMMARY OF INVESTMENT PORTFOLIO

The information presented below is to facilitate the analysis and comparison of sources of income and exposure to risks.

                                     1998      1997     1996
                                                    <C.
U. S. Treasury Securities and
Obligations of Other U. S.
Government                         $5,690   $13,250  $11,750
     Agencies
Mortgage Backed Securities:
     U. S. Government              88,101    57,913   49,255
Agencies
Other                               6,668     5,082    6,812
Obligations of State and
Political                           5,634     8,105   12,392
      Subdivisions
Other Bonds                         7,069     1,001    2,508
SECURITIES HELD TO MATURITY      $113,162   $85,351  $82,717

Obligations of Other U. S.
Government                         12,332     8,803   13,337
     Agencies
Mortgage Backed Securities:
     U. S. Government               4,936     5,233    5,430
Agencies
Marketable Equity Securities          576       572      617

SECURITIES AVAILABLE FOR SALE     $17,844   $14,608  $19,384

MATURITY SCHEDULE FOR INVESTMENTS HELD TO MATURITY
At December, 1998

                                                  Greater    Greater
                                                 than One  than Five    Greater
                                 One Year or      year to   Years to   than Ten
                                        Less   Five Years  Ten Years      Years
Obligations of Other U. S.
Government Agencies                   $  750     $  2,250   $  2,690  $       0
     Average Yield                 6.63%         6.60%      6.79%

Mortgage-backed Securities:
     U. S. Government Agencies     1,428            3,517     12,908     70,248
     Average Yield                 6.89%         6.40%      6.66%      6.90%

Mortgage-backed Securities:
     Other                                 0          620      2,382      3,666
     Average Yield                               5.28%      6.46%      7.07%

Obligations of State and
Political Subdivisions                 1,152        2,657      1,290        535
     Average Yield                 5.73%         6.86%      5.40%      6.80%

Other Bonds                                0        6,304        765          0
     Average Yield                               6.27%      6.50%

TOTAL                               $  3,330    $  15,348  $  20,035  $  74,449

MATURITY SCHEDULE FOR INVESTMENT
AVAILABLE FOR SALE AT DECEMBER 31, 1998
(at fair value)

                                             Greater
                       One Year    One Year  than Five    Greater
                       or Less     to        Years to     than Ten
                                   Five      Ten Years    Years
                                   Years
Obligations of Other
U. S. Government          $   500   $  1,004    $  10,828           0
Agencies
     Average Yield       7.53%       6.07%      6.47%
Mortgage-Backed
Securities:                     0          0            0       4,936
     U. S. Government
Agencies
     Average Yield                                           7.52%
TOTAL                     $   500   $  1,004    $  10,828    $  4,936

Mortgage backed securities are included based upon the final maturity date of the security.

The maturity schedule for securities available for sale excludes marketable equity securities totaling
$576,000.

Yields on tax exempt bonds were not computed on a tax equivalent basis.

The Bank does not hold any securities for a single issuer, other than U. S. Government agencies and corporations, where the aggregate book value of the securities exceed 10% of the Bank's stockholders' equity.

The maturities for the mortgage-backed securities are shown at the stated maturity. If the Bank presented mortgage-backed securities by average expected life, the breakdown would be:

                                         Greater    Greater
                         One Year or    than One  than Five   Greater
                                Less     Year to   Years to  than Ten
                                      Five Years  Ten Years     Years
Mortgage-backed
Securities Held to             6,564      53,531     16,284    18,390
     Maturity
Mortgage-backed
Securities Available           1,061       3,875          0         0
     For Sale at Fair
Value

Changes in the market value of the investment portfolio follow national interest rate fluctuations. As national interest rates dropped by 75 basis points during 1998, the value of the portfolio increased with the total unrealized gain approximating $1,091,000 at December
31, 1998 over book value. The Bank does not hold any interest only or principal only bonds, nor does it hold any debt securities whose market value could change to a greater degree than traditional debt.
               SUMMARY OF LOAN PORTFOLIO

                           1998      1997     1996    1995    1994
Real estate loans:
   Construction &             $         $        $       $       $
Development              11,366     7,925    8,906   8,072   4,595
   Mortgage              168,25   158,592
                              8            146,041  135,06  124,62
                                                         8       0
   Loans to finance
agricultural             10,308     9,993                    9,370
   production and other                     10,092  10,377
loans to farmers
Commercial and           22,778    23,696                   31,791
industrial loans                            29,040  29,807

Loans to individuals
for household,
   family and other      16,538    16,668   17,242  17,640  15,301
personal
   expenditures
All other loans             138       209      319       7      22
Real Estate Under            49        56      320     794     295
Foreclosure

TOTAL LOANS              $229,4   $217,13  $211,96  $201,7  $185,9
                             35         9        0      65      94

     Less:  Allowance
for possible loan         4,455     4,743    4,293   4,048   3,892
               Loss
NET LOANS                $224,9   $212,39  $207,66  $197,7  $182,1
                             80         6        7      17      02


                    PAST DUE LOANS
The figures below represent loans past due 30 days or more (% is percentage of loans outstanding for a specific category of loans).

                    1998   %    1997   %     1996   %      1995  %     1994    %
Construction &
                     246  2.2    129  1.6     247  2.8      214 2.7      77   1.7
Development
Real Estate        5,750  3.4  3,682  2.3   4,100  2.8    3,009 2.2   1,713   1.4
Commercial,
Industrial and     1,309  3.9  1,041   3.1  1,479  3.8      517 1.3     559   1.4
     Other
Loans to             567  3.4    450  2.7     462  2.7      434 2.5     324   2.1
individuals
Loans past due
90 days or         1,710  0.8    774  0.4     733  0.4      849 0.4     892   0.5
   more and
still accruing*
Non-Accruing       1,744  0.8  3,236  1.5   3,541  1.7    3,360 1.7   3,139   1.7
Loans

*The percentage for loans past due 90 days or more and still accruing and non-accruing loans relate to total loans outstanding. Each loan in these categories is also included in its past due loan category.

Loans that were non-performing as of December 31, 1997 and for which the real estate was acquired by the Bank in 1998 totaled $473,600.

          MATURITY SCHEDULE - LOAN PORTFOLIO
                As of December 31, 1998

                                   After One
                          One Year      Year      After
                           or Less   through       Five
                                        Five      Years
                                       Years
  Commercial, Financial
  and                     $ 13,632  $  8,794   $ 10,660
       Agricultural
  Real estate
  Construction and Land   $  9,278   $ 2,088
       Development

The Bank makes construction loans on the basis of: a) permanent financing from another financial institution, or b) approval at the time of origination for permanent financing by our own Bank. In addition, a number of large commercial real estate loans are written and priced on the basis of fixed rates with a three to five year balloon payment. It is generally the intent of the Bank to re-negotiate the rate and term of the loan at the balloon maturity. Lines of credit are renewed annually. There are consumer construction loans that will either be sold to the secondary market upon completion of construction or rolled into the permanent portfolio of residential mortgage loans.

The total amount of commercial, financial and agricultural, construction, and land development loans with adjustable interest rates and maturities of greater than one year is $12.7 million and with fixed interest rates and maturities of greater than one year is $8.9 million.

RISK ELEMENTS

                            1998     1997      1996    1995     1994
  Loans accounted for on
  a non-                    $1,744   $3,236    $3,541  $3,360   $3,139
       accrual basis
  Accruing loans
  contractually past        $1,710  $   774   $   733       $  $   892
     due 90-days or more                                  849

It is the policy of management to review past due loans on a monthly basis. Those loans 90-days or more past due which are not well secured or in the process of collection are designated as non-accruing. This includes government guaranteed loans unless the guaranteed portion has been sold. If interest had been accruing on such loans, interest income on loans would have been $107,400 higher in 1998. Interest collected on these loans totaled $122,200 in 1998 and was included in net income. Non-accrual loans and those loans 90-days past due and still accruing represent
1.51% of average loans for 1998 and 1.85% for 1997.

Management is not aware of any potential problem loans that are not included in the above table. The Bank makes single-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. The Bank's lending activities are conducted in north coastal Maine. Because of the Bank's proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism.

Loans to the hospitality industry (hotels and restaurants) represent the highest loan concentration by industry at 65% of capital, $30.5 million up from $28.7 million in 1997. Other substantial loan concentrations include fishing, which dropped from $11.0 million in 1997 to $8 million in 1998, and commercial and real estate development, decreasing slightly from $13.9 million to $12.7 million. Credit concentrations over $700,000 remained at approximately
$28 million. Eighty percent of the credits totaling
$700,000 or more are secured by real estate and have loan to value ratios of no more than 70%.

As most loans granted by the Bank are collateralized by real estate, the ability of the Bank's borrowers to repay is dependent on the level of economic activity and the level of real estate values in the Bank's market area. Because of the increasing health of the tourist industry and other industries in its market area, the Bank has benefited from the economic well being of its customers.

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

The Bank utilizes the methodology for the review of the allowance for loan losses to be in accordance with the approach suggested by bank regulators through the Interagency Policy Statement on Allowance for Loan and
Lease Losses dated December 1993. The reserve includes specific reserves based on the review of specific credits, a pool of reserves based on historical charge-offs by loan types and supplementary reserves reflecting concerns and loan concentrations by industry, by customer and by general economic conditions. The allocation has changed based on concentration of loans in the fishing and tourist related industries.

Charged off loans over the past five years as a percentage of the average loan portfolio have remained below three tenths of one percent, with the exception in 1995. The percentage of net charged off loans to average loans in 1997 represented the lowest percentage
(.08%) in the five years presented. In 1997, there was a recovery of a single loan of $300,000 that was charged off in a previous year; but, absent that recovery, net charge offs would have been .22% of total loans. For the years ended 1994 and 1995, the majority of charge offs were commercial loans secured by real estate or real estate mortgages. However, since 1996, the majority of charge offs have been loans to individuals and included many small loans and credit card debt.

In 1993, a property on Main Street in Ellsworth was written down by $100,000 to more closely reflect a liquidation price. In 1994, the same property in Ellsworth was written down by an additional $23,500.
This property was sold in 1995 for $120,000.
Additionally in 1994, three residential properties owned by the Bank were written down by a total of $58,000 to more closely reflect their market values.

Approximately 28% of the loans charged off in 1995
represented loans secured by real estate, and 39% represented commercial credits. The increase in commercial loan charge offs in 1995 included the charge down of a large commercial loan. Recoveries totaled
$141,000 and $97,000 for the years ended 1994 and 1995,
respectively. In 1996, charged off loans to individuals represented over half of the total charge offs for that year and resulted from losses on installment loans and credit cards. This pattern continued in 1997 and 1998 with installment loans and other consumer loans representing 78% and 57%, respectively, of the total charge offs. Net losses in the commercial and agricultural portfolios totaled
$177,000 or 28% of the net charged off loans for 1998.

Actual net loan charge offs for 1998 were higher than estimated charge offs and were primarily attributable to the weaker economy in part of the bank's market area. Installment and other loans to individuals followed national trends of problems with consumers' extensions in unsecured debt as well as the economic situation in part of the Bank's market area. Real estate loan losses were lower than expected. The Bank anticipated one large real estate charge off. This property was sold, resulting in a smaller net charge off.

Based on past experience and management's assessment of the present loan portfolio, it is expected that net loan charge offs for 1999 will not exceed $750,000.

 Commercial                           $   185,000
 Real Estate mortgages                  $ 165,000
 Installments and other loans to        $ 400,000
 individuals

A breakdown of the allowance for possible loan losses is as follows:

                 1998          1997        1996          1995             1994
                     Percent          Percent           Percent           Percent          Percent
                     of               of                of                of               of
                     Loans            Loans             Loans             Loans            Loans
                     in each          in each           in each           in each          in each
                     Categor          Categor           Categor           Categor          Categor
            Amount   y to     Amount  y to     Amount   y to     Amount   y to    Amount   y to
                     Total            Total             Total             Total            Total
                     Loans            Loans             Loans             Loans            Loans
Real Estate                         $
Mortgages    $1,240   78.31%      146  76.71%   $1,054  73.26%    $  915  71.34%   $ 1,666 69.63%
Installment
s and other
loans to        323    7.21%    2,939  7.68%     1,457   8.13%     1,469   8.74%       485  8.23%
individuals
Commercial,
financial
and           1,010   14.42%      481  15.51%      629  18.46%       278  19.92%     1,220 22.13%
Agricultura
l
Other           180     .06%        0   .10%         0   .15%          0   0.00%         0  .01%
Unallocated   1,702     .00%    1,177   .00%     1,153   0.00%     1,386   0.00%       521  .00%
TOTAL         4,455  100.00%   $4,743 100.00%   $4,293  100.00%   $4,048  100.00%  $ 3,892 100.00%

            SUMMARY OF LOAN LOSS EXPERIENCE

 ALLOWANCE FOR LOAN     1998      1997       1996     1995        1994
       LOSSES
Balance at beginning     $4,743    $4,293    $4,048    $3,892      $3,369
of period
Charge offs:
     Commercial,
Financial,                  217       102       195       377         122
     Agricultural,
Others
     Real Estate            113        27       131       256         267
Mortgages
     Installments
and other loans             458       456       385       268         189
     to Individuals
Total Charge Offs           788       585       711       901         578

Recoveries:
     Commercial,
Financial,                   40       169        73        20          47
     Agricultural,
Others
     Real Estate             21       154        94        20          54
Mortgages
     Installments
and other loans             103        92        69        57          40
     to Individuals
Total Recoveries            164       415       236        97         141

Net Charge Offs             624       170       475       804         437
Provision Charge to         336       620       720       960         960
Operations

Balance at End of        $4,455    $4,743    $4,293    $4,048      $3,892
Period

Average loans
outstanding during     $224,406  $217,295   $207,18  $195,179    $174,550
period                                            8

Net Charge Offs to
Average Loans               .28       .08       .23       .41         .25
     Outstanding
during Period

             SUMMARY OF DEPOSIT PORTFOLIO

                         1998                1997                 1996
                   Average   Average  Average   Average   Average     Average
                   Balance    Rate    Balance     Rate    Balance      Rate
Demand Deposits      $38,890           $36,545                   $
                                                            33,408
NOW Accounts          41,872  1.48%     39,532   1.69%      38,036     1.62%
Savings Accounts      57,791  2.86%     52,455   2.54%      54,503     2.52%
Time Deposits        116,262  5.39%    122,491   5.54%     124,427     5.54%
Total Deposits      $254,815          $251,023            $250,374

MATURITY SCHEDULE FOR TIME DEPOSITS $100,000 OR MORE AT
DECEMBER 31, 1998

                                    Over Six
                     Over Three      Months
 Three Months or   Months Through    Through     Over Twelve
       Less          Six Months      Twelve        Months
                                     Months
     $  5,083         $  4,040      $  2,769       $1,741

RETURN ON EQUITY AND ASSETS

                                    1998       1997       1996
 Return on Average Assets          1.82%      1.86%      2.02%
 Return on Average Equity          14.96%     16.27%     18.86%
 Dividend Payout Ratio             34.92%     32.15%     30.22%
 Average Equity Capital to
 Average                           12.14%     11.46%     10.72%
      Assets Ratio

As of January 1, 1999, there were approximately 1,072 holders of record of Bar Harbor Bankshares common stock.

Dividends have been paid by the company during 1998 and 1997, as follows:

                 March        June       September    December
    1998         $0.16        $0.17        $0.17       $0.17
    1997         $0.14        $0.15        $0.15       $0.16


                 SHORT TERM BORROWINGS
                    (In Thousands)

                                          Maximum    Average   Weighted
                     Balance   Weighted  Outstandi   Amount     Average
                    at end of  Average     ng at    Outstandi  Interest
                     Period    Interest  Month End  ng During Rate During
                                 Rate                 Year       Year
1998
FHLB Advances         $26,000   5.26%      $29,000    $22,849    5.69%
Repurchase             $8,092   4.63%      $10,192     $6,686    4.74%
Agreements

1997                  $24,000   5.69%      $45,125    $34,207    5.67%
FHLB Advances
Repurchase             $4,474   5.12%       $8,025     $5,244    4.61%
Agreements

1996
FHLB Advances         $43,908   5.62%      $41,000    $30,811    5.68&
Wholesale                   0   0.00%      $10,000  $     583    5.47%
Repurchase
Agreements
Repurchase             $8,246   4.14%      $15,948     $7,693    3.93%
Agreements

Repurchase agreements generally mature within one to four days from the transaction date.

The terms for short-term FHLB advances taken in 1998 ranges from 7 days to 273 days and averaged 80 days.

The terms for short-term FHLB advances taken in 1997 range from 7 days to 365 days and averaged 62 days.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet derivative financial instruments.
This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1998.

RATE CHANGE

                        -200 basis    +200 basis
                        points        points
 Year I
 Net interest income       $ 182         $ (161)
 change ($)
 Net interest income       1.11%         (.98%)
 change (%)
 Year II
 Net interest income      $ (181)        $ (340)
 change ($)
 Net interest income      ( 1.14%)       (2.14%)
 change (%)

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

When appropriate, ALCO may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. A Board of Directors approved hedging policy statement governs use of these instruments. As of December 31, 1998 the following derivative financial instruments were outstanding:

                 Notional    Contract    Maturity    Fair
                 Principal   Date        Date        Value
 December 31,
 1998
 Interest rate   $10,000     June 3,     June 3,     $   3
 floor                       1994        1999

The estimated effects of these derivative financial instruments on the Company's earnings are included in the sensitivity analysis presented above.

The derivative contract presented in the above table is designed as a hedge in that it is utilized to modify the interest rate characteristics of selected assets and liabilities. The interest rate floor was purchased to hedge the interest income on variable rate loans and securities against the adverse effects of falling interest rates. ALCO monitors the effectiveness of its derivative hedge relative to its expectation that a high correlation be maintained between the hedging instrument and the related hedged assets/liabilities.

The interest rate floor is accounted for using the accrual method with an income statement adjustment to interest income or interest expense depending on whether the hedged items are assets or liabilities. The unamortized premiums associated with the floor is presented on the balance sheet along with other prepaid assets. Interest receivable under the floor contract is reflected on the balance sheet along with other interest receivable and payable amounts. Unrealized gains or losses associated with this position is not recognized in the financial statements.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

The financial statements and Report of Independent
Accountant required are contained in the Financial
Section on pages 1 through 22 of the Company's Annual
Report for the year ended December 31, 1998 and are incorporated herein by reference.

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

[1] Frederick F. Brown, Director, Age 72. Mr. Brown's principal occupation during the past five years has been as proprietor and owner of F. T. Brown Company, which owns and operates a hardware store in Northeast
Harbor and as one-third owner of Island Plumbing &
Heating in Northeast Harbor. Mr. Brown first was elected as a director on October 2, 1979.

[2] Robert C. Carter, Director, Age 55. Mr. Carter's principal occupation is owner and operator of the Machias Motor Inn and owner and operator of Carter's
Gun Shop, both located in Machias, Maine. Mr. Carter was first elected as a director on October 1, 1996.

[3] Thomas A. Colwell, Director, Age 54. Mr. Colwell's principal occupation during the past five years has been as owner of Colwell Brothers, Inc. He also serves as a member of the Board of Directors of the Maine
Lobster Pound Association and is a director of the Island Medical Center. Mr. Colwell was first elected as a director on October 1, 1991.

[4] Bernard K. Cough, Director, Age 71. Mr. Cough's principal occupation during the past five years has been owner/operator of several motels, including the Atlantic Oakes Motel, Atlantic Eyrie Lodge, Inc.,
Brookside Motel, Bay View, Inc., and Ocean Gate, Inc.
Mr. Cough is also Treasurer of Cough Bros., Inc. and
President of Downeast Inns, Inc. Mr. Cough was first elected as a director on October 1, 1985.

[5] Peter Dodge, Director, Age 55. Mr. Dodge is
President of the Peter Dodge Agency (a Maine corporation) d/b/a the Merle B. Grindle Insurance
Agency in Blue Hill, Maine. He is a Trustee of George
Stevens Academy, and Director, Bagaduce Music Lending
Library. He was first elected as a director on October
6, 1987.

[6] Dwight L. Eaton, Senior Vice President and Trust
Officer, Age 63. Mr. Eaton's principal occupation during the past five years has been as Senior Vice
President and Trust Officer of the Bank. He serves as Vice President of the Company and was first appointed for that position in 1987. He serves as Chairman and Director of the Acadia Corporation. Mr. Eaton first was elected as a Director on October 4, 1988.

[7] Ruth S. Foster, Director, Age 69. Mrs. Foster's principal occupation is the President and principal stockholder of Ruth Foster's, a children's clothing store in Ellsworth, Maine. Mrs. Foster first was elected as a director on October 7, 1986.

[8] Cooper F. Friend, Director, Age 44. Mr. Friend's principal occupation is owner and President of Friend &
Friend, Inc.; and one-third owner of U-Store It in Ellsworth, Maine. He also serves as President of Recreational Motorsports Association of Maine, Chairman of the Board of Directors of the James Russell Wiggins
Down East Family YMCA. Mr. Friend first was elected as a director on October 1, 1997.

[9] Robert L. Gilfillan, Chairman of the Board of
Directors, Age 71. Mr. Gilfillan's principal occupation during the past five years has been as the owner and President of the West End Drug Company in Bar Harbor.
Mr. Gilfillan first was elected as a director on November 5, 1957.

[10] Sheldon F. Goldthwait, Jr., President and Chief
Executive Officer, Age 60. Mr. Goldthwait was appointed
President and Chief Executive Officer of Bar Harbor
Banking and Trust Company January 1, 1995. Prior to that he served as Executive Vice President of Bar
Harbor Banking and Trust Company. He serves as
Treasurer and Director of the Acadia Corporation. Mr.
Goldthwait first was elected as a director on October
4, 1988.

[11]  Marlene S. Haskell, Senior Vice President of the
Bank, Age 46. Ms Haskell joined the Bank in 1990 as
Vice President in charge of Marketing. She was promoted to Senior Vice President in August, 1997. Ms. Haskell's responsibilities include Branch Administration and
Marketing.

[12] H. Lee Judd, Director, Age 53. Mr. Judd's principal occupation during the past five years has been as President of Hinckley Insurance Group and President of Hinckley Real Estate, located in Southwest
Harbor, Maine. He also serves as President of the Causeway Club and Chairman of the Board of Friends of Acadia. Mr. Judd first was elected as a director on October 1, 1997.

[13] James C. MacLeod, Director, Age 74. Mr. MacLeod is retired. Mr. MacLeod served as Vice President of the Bank until his retirement in December of 1987. He was appointed as a Vice President of the Bank in 1972 and was first elected as a director of the Bank on November
7, 1961.

[13] John P. McCurdy, Director, Age 67. Prior to his retirement in 1991, Mr. McCurdy's principal occupation was the owner and operator of McCurdy Fish Company of Lubec, a processor of smoked herring. Mr. McCurdy first was elected as a director on October 2, 1979.

[15] Jarvis W. Newman, Director, Age 63. Mr. Newman is the owner of Newman Marine Brokerage, a boat brokerage in Southwest Harbor and half owner of the Newman and Gray Boatyard. Mr. Newman first was elected as a Director on October 5, 1971.

[16]  Lewis H. Payne, Executive Officer, Age 48. Mr.
Payne is the Executive Vice President of the Company and of the Bank. He was first elected as Executive Vice
President of the Company in 1995.

[17]  Robert M. Phillips, Director, Age 57. Mr.
Phillips is an officer of International Foods Network, an exporter of a variety of food products, located in Sullivan, Maine. He was first elected as a director on October 5, 1993.

[18] John P. Reeves. Director, Age 64. Mr. Reeves is retired. He was elected as President and Chief
Executive Officer of Bar Harbor Banking and Trust
Company in 1986 and retired in 1994. He first was elected as a director on October 6, 1970.

[19] Marsha C. Sawyer, Executive Officer, Age 46. Mrs.
Sawyer is Vice President of the Bank and serves as Clerk of the Company. She first was elected Clerk of the Company in 1986.

[20] Gerald Shencavitz, Vice President of the Bank, Age
46. Mr. Shencavitz joined the Bank if April of 1998 and is responsible for Operations and Information Systems of the Bank.

[21] Lynda Z. Tyson, Director, Age 43. Mrs. Tyson is
Chief Operating Officer and Marketing Director of Tyson
& Partners, Inc., a marketing communications consulting firm in Bar Harbor. Mrs. Tyson was first elected as a director on October 5, 1993.

[22]  Virginia M. Vendrell, Executive Officer, Age 49.
Ms. Vendrell is Senior Vice President, Treasurer, and
Chief Financial Officer of the Bank and Treasurer of the Company. She was first elected Treasurer of the Company in 1990.
ITEM 11.  EXECUTIVE COMPENSATION

Officers of the Company do not, as such, receive compensation. The following table sets forth cash compensation received during the Bank's last fiscal year by the executive officers for whom such compensation exceeded $100,000.

ANNUAL COMPENSATION
                                                   Other Annual
                           Year  Salary  Incenti   Compensation
                                  ($)     ve ($)        ($)

Sheldon F. Goldthwait,     1996  135,99    27,428        0
Jr.                                   0
President and              1997  155,00    19,737        0
                                      0
Chief Executive Officer    1998  158,00    22,202        0
                                      0
Dwight L. Eaton            1996  95,992    19,460        0
Senior Vice President and  1997  98,000    12,984        0
Trust Officer              1998  100,95    14,115        0
                                      0
Lewis H. Payne             1996  88,594    17,634        0
Executive Vice President   1997  93,500    12,237        0
                           1998  99,300    13,683        0
Virginia M. Vendrell       1996  83,609    16,631       N/A
Senior Vice President and  1997     N/A       N/A       N/A
Chief Financial Officer    1998  90,000    12,626        0

LONG TERM COMPENSATION
                                   AWARDS             PAYOUT
                                   Restric             LTIP
                                     ted    Optional  Payout
                            Year    Stock   SARs (#)     s
                                   Awards               ($)
                                     ($)
Sheldon F. Goldthwait,      1996      0        0         0
Jr.
                            1997      0        0         0
                            1998      0        0         0
Dwight L. Eaton             1996      0        0         0
                            1997      0        0         0
                            1998      0        0         0
Lewis H. Payne              1996      0        0         0
                            1997      0        0         0
                            1998      0        0         0
Virginia M. Vendrell        1996      0        0         0
                            1997      0        0         0
                            1998      0        0         0

ALL OTHER COMPENSATION
($)
Sheldon F. Goldthwait,      1996    24,035
Jr.
                            1997    30,027
                            1998    52,906
Dwight L. Eaton             1996    36,175
                            1997    41,654
                            1998    48,104
Lewis H. Payne              1996     1,752
                            1997     1,848
                            1998     1,561
Virginia M. Vendrell        1996       570
                            1997       N/A
                            1998       138

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

COMPENSATION COMMITTEE

     The Bank Board has appointed a six-member
Compensation Committee comprised of Directors Brown,
Dodge, Gilfillan, Phillips, Reeves, and Mr. Goldthwait, who is a Director and also a member of management. The
Compensation Committee meets several times each year and makes compensation recommendations for the ensuing year to the Board of Directors.

     The recommendations of the Committee are then considered and voted upon by the Full Board. During
1998, Mr. Goldthwait was a member of the Compensation
Committee and also a director. He abstained from participating in discussion, recommendations, or voting regarding his own compensation. Mr. Reeves, who chairs the Compensation Committee, is a former President of the Company and the Bank.



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

                EMPLOYEE BENEFIT PLANS

The Company has two non-qualified supplemental retirement plans for certain officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognizes the cost associated with the agreements over the service lives of the participating officers. For 1998, 1997, and 1996, the expense of these supplemental plans was $138,600, $127,600, and $118,000, respectively.

401(k) Plan
The Bank has a contributory 401(k) plan available to full-time employees. Employees may contribute between 1% and 15% of their compensation, to which the Bank will match 25% of the first 6% contributed. For the years ended December 31, 1998, 1997, and 1996, the Bank contributed $51,300, $49,500, and $52,000, respectively. The Bank has a non-contributory plan. In
1998, 1997 and 1996, the Board of Directors voted to credit each eligible participant's 401(k) account with 3% of salary. The total contributions made was $127,400, $122,800 and $128,000 for the years ended
December 31, 1998, 1997and 1996, respectively.

Restricted Stock Purchase Plan
In 1997 and 1996, the Bank provided a restricted stock purchase plan through which each employee could purchase shares of Bar Harbor Bankshares stock at the current fair market price as of a date determined by the Board of Directors. These shares were available for purchase through direct purchase or through the employee's 401(k) accounts. In September of 1997, the Company was listed on the American Stock Exchange, making Bar Harbor Bankshares stock readily available for transactions. Therefore, the restricted stock purchase plan was terminated effective December 31, 1997.

At December 31, 1997, employees exercised their right and purchased common stock totaling $73,000, with the actual purchase transpiring in January of 1998.

At December 31, 1996, employees exercised their right and purchased common stock totaling $90,000, with the actual purchase transpiring in January of 1997.

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

In 1993, the Company established a non-qualified supplemental retirement plan for Messrs. Reeves, Eaton, Goldthwait, and MacDonald. The agreements provide supplemental retirement benefits payable in installments over twenty years upon retirement or death. The Company recognizes the costs associated with the agreements over the service lives of the participating officers. The cost relative to the supplemental plan was $126,100, $115,700, and $106,500 for 1998, 1997, and 1996 respectively. The agreements with Messrs. Reeves, Eaton, Goldthwait, and MacDonald are in the amounts of $49,020,$22,600, $37,400 and
$7,700 respectively. Mr. Reeves began drawing his annual installment of $49,020 as of January 1, 1995.

Officers of the Bank are entitled to participate in certain group insurance benefits. In accordance with Bank policy, all such benefits are available generally to employees of the Bank.


PERFORMANCE GRAPH

The following graph illustrates the estimated yearly percentage change in the Company's cumulative total shareholder return on its common stock for each of the last five years. For purposes of comparison, the graph also illustrates comparable shareholder return of American Stock Exchange (AMEX) banks as a group as measured by the AMEX Market Index and the peer group index as defined by AMEX. The graph assumes a $100 investment on December 31, 1993 in the common stock of each of the Company, the AMEX peer group banks and the AMEX Market Index as a group and measures the amount by which the market value of each, assuming reinvestment of dividends, has increased as of December 31 of each calendar year since the base measurement point of December 31, 1993.

The following graph is based upon a good faith determination of approximate market value for each year indicated based on information obtained from the American Stock Exchange, in the case of its common stock, and from anecdotal information available to the Company as to the value at which its common stock has traded in isolated transactions from time to time.
Therefore, although the graph represents a good faith estimate of shareholder return as reflected by market value, the valuations utilized are, of necessity, estimates and may not accurately reflect the actual value at which common stock has traded in particular transactions as of any of the dates indicated.


The following information is presented in a line graph in the printed Form 10-K:

                 1993     1994     1995    1996     1997    1998
Bar Harbor
Banking and      100.00   112.76   195.00  267.18   411.39  365.31
Trust Company
Peer Group       100.00   98.30    130.79  148.70   243.58  245.81
Index
AMEX Market      100.00   88.33    113.86  120.15   144.57  142.61
Index

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

As of December 31, 1998, to the knowledge of the Company, Bernard K. Cough was the only beneficial owner of more than five percent of the Company's common stock. Mr. Cough's address is 5 Norman Road, Bar
Harbor, Maine.

The following table lists, as of December 31, 1998, the number of shares of Common Stock and the percentage of the Common Stock represented thereby, beneficially owned by each director and nominee for director, and by all principal officers and directors of the Company as a group.

                                  Amount
                                    of    Percent
  Director, Executive Officer    Benefic     of
  or Nominee                       ial     Class
                                 Ownersh
                                    ip
  Frederick F. Brown               25,140    *
  Robert C. Carter                  2,100    *
  Thomas A. Colwell                 5,400    *
  Bernard K. Cough                172,220  5.00%
  Peter Dodge                       4,860    *
  Dwight L. Eaton                   8,968    *
  Ruth S. Foster                    3,350    *
  Cooper F. Friend                  3,200    *
  Robert L. Gilfillan              79,930  2.32%
  Sheldon F. Goldthwait, Jr.       30,408    *
  H. Lee Judd                       6,900    *
  James C. MacLeod                 40,600  1.18%
  John P. McCurdy                   6,600    *
  Jarvis W. Newman                 30,100    *
  Robert M. Phillips                1,300    *
  John P. Reeves                   25,358    *
  Lynda Tyson                       1,400    *

  Total ownership of all
  Directors and Executive         457,270  13.28%
  Officers of Company as a
  group (22 persons).
  * Less than one percent

For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13-d-3 promulgated under the Securities Exchange
Act of 1934 as amended. Direct beneficial ownership includes shares held outright or jointly with others.
Indirect beneficial ownership includes shares held in the same name of a director's spouse or minor children or in trust for the benefit of a director or member of his or her family. Indirect beneficial ownership does not include, in the case of each director, 97,360 shares (2.83%) of the Common Stock held by two trusts which shares, for purposes of voting, are allocated equally among the directors of the bank under the terms of the respective trust instruments. No director has any other beneficial interest in such shares. Ownership figures for directors and nominees include directors' qualifying shares owned by each person named.

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

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates. These transactions comprise of substantially the same terms, including interest rates and collateral on the loans, as those prevailing at the same time for comparable transactions with others. Such loans have not and will not involve more than normal risk of collectability or present other unfavorable features.


                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a) (1) The following financial statements are incorporated by reference from Item 8 hereof: [Annual
Report to Stockholders, Financial Section, included herein as Exhibit 13].

ITEM                                      PAGE
                                          NUMBER
Independent Auditor's Report              8
Consolidated Statements of Financial
Condition,                                9
   December 31, 1998 and 1997
Consolidate Statements of Earnings for
the years ended                           10
   December 31, 1998, 1997 and 1996
Consolidated Statements of Changes in
the Stockholders'
   Equity for the years ended December    11
31, 1998, 1997 and
   1996
Consolidated Statements of Cash Flows
for the years ended                       12
   December 31, 1998, 1997, and 1996
Notes to Consolidated Financial           13-23
Statements
  (a)  (2)  Financial Statement Schedules
    - See Item 14 (d) Form 10-K
   (a) (3) Listing of Exhibits - see
Item 14 (c)
   (b)  Report on Form 8-K not
applicable
   (c)  Exhibits - Exhibit Index

NO. EXHIBIT                           POSITION
1.  Underwriting Agreements           Not Applicable
2.  Plan of Acquisition,              Incorporated by
    reorganization agreement,         reference to Form S-
    liquidation, or succession        14 dated March 14,
                                      1984
3.  Articles of Incorporation and     Incorporated by
    Bylaws                            reference to Form S-
                                      14 dated March 14,
                                      1984
4.  Instruments defining the rights
    of security holders               Not Applicable
5.  Opinion re:  legality             Not Applicable
6.  Opinion re:  discount on capital  Not Applicable
    Shares
7.  Opinion re:  liquidation          Not Applicable
    preference
8.  Opinion re:  tax matters          Not Applicable
9.  Voting Trust Agreements           Not Applicable
10. Material Contracts                Incorporated by
                                      reference to Form S-
                                      14 dated March 14,
                                      1984
11. Statement re:  computation of     Not Applicable
    per share earnings
12. Statement of computation of       Not Applicable
    ratios
13. Annual Report to security         Enclosed herewith
    holders
14. Material foreign patents          Not Applicable
15. Letter re:  unaudited interim
    financial information             Not Applicable
16. Letter re:  change in certifying  Not Applicable
    accountant
17. Letter re:  director              Not Applicable
    resignations
18. Letter re:  change in accounting  Not Applicable
    principles
19. Previously unfiled documents      Not Applicable
20. Report furnished to security      Not Applicable
    holders
21. Other documents or statements to
    security holders                  Not Applicable
22. Subsidiaries of the registrant    Incorporated by
                                      reference to Form S-
                                      14 dated March 14,
                                      1984
23. Published report regarding
    matters submitted to vote of      Not Applicable
    security holders
24. Consents of experts and counsel   Not Applicable
25. Power of Attorney                 Not Applicable
26. Statement of eligibility of       Not Applicable
    Trustee
27. Invitation for competitive bids   Not Applicable
28. Additional Exhibits
    (d)  Financial Statement          Not Applicable
    Schedules




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


/s/ Robert L. Gilfillan  /S/ Frederick F. Brown
Robert L. Gilfillan, Chairman     Frederick F. Brown,
Director

                         /S/ Thomas A. Colwell
                         Thomas A. Colwell, Director

/S/ Bernard K. Cough     /S/ Peter Dodge
Bernard K. Cough, Director        Peter Dodge, Director

/S/ Dwight L. Eaton      /S/ Ruth S. Foster
Dwight L. Eaton, Director         Ruth S. Foster


/S/ Cooper F. Friend     /S/  H. Lee Judd
Cooper F. Friend, Director        H. Lee Judd, Director


/S/  James C. MacLeod    /S/ John P. McCurdy
James C. MacLeod, Director        John P. McCurdy,
Director

/S/  Robert M. Phillips  /S/  Lynda Z. Tyson
Robert M. Phillips, Director      Lynda Z. Tyson,
Director