Form 10-Q
period 1999-03-31
BAR HARBOR BANKSHARES
filed 1999-05-14
CIK 743367

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                       FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 1999
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
     YES:    XX               NO:



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998:

              Common Stock:     3,643,614
                   TABLE OF CONTENTS



Financial Information                           Page

Item 1.  Financial Statements

Consolidated Balance Sheets                     3
   December 31, 1998 and March 31, 1999
Consolidated Statements of Earnings             4
   Three months ended March 31, 1998 and 1999
Consolidated Statements of Changes in           5
Stockholders' Equity
   Three months ended March 31, 1998 and 1999
Consolidated Statement of Cash Flows            6-7
   Three months ended March 31, 1998 and 1999
Rate Volume Analysis                            8
   Three months ended March 31, 1998 and 1999
Notes to Financial Statements                   9-12
Item II.  Management's Discussion and Analysis  13-
of Financial                                    15
                Condition and Results of
Operations
Signature Page                                  16

         BAR HARBOR BANKSHARES AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
         MARCH 31, 1999 and DECEMBER 31, 1998
 (in thousands, except number of shares and per share
                         data)
                      (Unaudited)

                                     March   Decembe
                                      31,     r 31,
                                     1999      1999
ASSETS
   Cash and Due from Banks           $6,841   $11,511
   Securities Available for Sale     20,765    17,844
   Securities Held to Maturity
(Market Value                       116,275   113,162
      $116,306 at 3/31/99;
$114,177 at 12/31/98)
   Other Securities                   6,105     6,133
   Loans Held for Sale                  381     1,018
   Loans, net of allowance for
possible loan                       231,668   224,980
      losses of $4,638 in 1999 and
$4,455  in 1998)
      Premises and Equipment          7,747     7,951
      Other Assets                   11,862     9,448
Total Assets                        $401,64   $392,04
                                          4         7

LIABILITIES AND STOCKHOLDERS'
EQUITY
LIABILITIES
   Deposits
     Demand Deposits                $35,015   $42,323
     Now Accounts                    40,907    43,319
     Savings Deposits                70,570    67,619
     Time Deposits                  111,770   113,187
   Total Deposits                   258,262   266,448
   Securities sold under
Repurchase                            6,426     8,092
      Agreements
   Advances from Federal Home Loan   84,665    66,120
Bank
   Other Liabilities                  4,761     4,526
Total Liabilities                   354,114   345,186

Commitments and Contingent
Liabilities
Capital Stock, par value $2
   Authorized 10,000,000 shares       7,287     7,287
   Issued 3,643,614 in 1999 and
1998
Surplus                               4,002     4,002
Retained Earnings                    37,592    36,862
   Net unrealized appreciation on
securities                             (11)        50
   available for sale, net of tax
Less:  Cost of 200,000 shares of
Treasury Stock                      (1,340)   (1,340)
TOTAL STOCKHOLDERS' EQUITY           47,530    46,861

TOTAL LIIABILITIES AND              $401,64   $392,04
STOCKHOLDERS' EQUITY                      4         7

The accompanying notes are an integral part of these consolidated financial statements.
         BAR HARBOR BANKSHARES AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF EARNINGS
 (in thousands, except number of shares and per share
                         data)
                      (UNAUDITED)

                                 THREE       THREE
                                 MONTHS     MONTHS
                                 ENDING     ENDING
                                3/31/99     3/31/98
Interest & Fees on Loans           $5,141     $5,059
Interest and Dividends on
Investment Securities:
   Taxable Interest Income          2,046      1,629
   Non-taxable Interest                83        124
Income
   Dividends                          113        100
   Federal Funds Sold                  23         15
Total Interest Income               7,406      6,927
Interest on Deposits                2,048      2,142
Interest on Borrowings              1,150        690
Total Interest Expense              3,198      2,832
Net Interest Income                 4,208      4,095
Provision for Loan Losses             269         84
Net Interest Income after
   Provision for Loan Losses        3,939      4,011
Other Income                        1,186      1,126
Investment Securities Gains             0         57
(Losses)
Other Expenses:
   Salaries & Employee              1,540      1,491
Benefits
   Other                            1,626      1,307
Income Before Income Taxes          1,959      2,396
Income Tax Expense                    644        772
Net Income                          1,315      1,624

PER COMMON SHAE DATA, BASED
ON                               $0.38       $0.47
    3,443,614 shares for 1999
and 1998
Dividends Per Share              $0.17       $0.16

The accompanying notes are an integral part of these consolidated financial statements.
BAR HARBOR BANKSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
QUARTERS ENDED MARCH 31, 1998 AND 1999
(in thousands, except number of shares and per share data)
(UNAUDITED)

                                             NET
                                          UNREALIZE
                                              D
                                          DEPRECIAT            NET
                    CAPIT        RETAIN    ION ON   TREASU  STOCKHOLD
                     AL    SUIRP   ED     SECURITIE   RY      ERS'
                    STOCK   LUS  EARNIN       S      STOCK   EQUITY
                                   GS     AVAILABLE
                                          FOR SALE
Balance, 12/31/97   3,636  7,489  $28,20     ($104)  ($1,34   $37,887
                                       5                 0)
Net Earnings                       1,575                       $1,575
Net unrealized
depreciation on
  Securities                                  (161)            ($161)
available for sale
  Net of tax
benefit of $6
Total                              1,575      (161)             1,413
comprehensive
income
Cash dividends
declared ($0.16                    (482)                       ($482)
per share)
Sale of Stock           5     85                                  $90
Balance, 3/31/98    $3,64  $7,57  $29,29     ($265)  ($1,34   $38,908
                        1      4       8                 0)
Balance, 12/31/98   $7,28  $4,00  $36,86        $50  ($1,34   $46,861
                        7      2       2                 0)
Net Earnings                       1,315                       $1,315
Net unrealized
depreciation on
   Securities
available for                                  (61)             ($61)
sale,
   Net of tax
benefit of $20
Total                              1,315       (61)             1,254
comprehensive
income
Cash dividends
declared ($0.17                    (585)                       ($585)
per share)
Balance, 3/31/99    $7,28  $4,00  $37,59      ($11)  ($1,34   $47,530
                        7      2       2                 0)

         BAR HARBOR BANKSHARES AND SUBSIDIARY
         COLSOLIDATED STATEMENT OF CASH FLOWS
                    (in thousands)

                                     MARCH 31, MARCH
                                     1999      31,
                                               1998
Cash Flows from Operating
Activities:                             $1,315  $1,624
   Net Income
   Adjustments to reconcile net
earnings to net
   cash provided by operating              245     225
activities:
      Depreciation
      Provision for Loss Losses            268      84
      Provision for Losses on Other
Real Estate                                  2       0
      Owned
      New Loans Originated for Sale    (4,227) (4,423)
      Proceeds from Sale of
Mortgages Held                           4,961   4,210
      For Sale
      Gain on Sale of Mortgages
Originated                                (64)    (31)
      For Sale
      Net Amortization of Bond              55      49
Premium
      (Gain) Loss on sale of               (0)
premises and                                         0
      equipment
      Net Change in Other Assets       (2,280)   (337)
      Net Change in Other                  235     322
Liabilities
   Net Cash Provided by Operating          510   1,723
Activities
Cash Flows from Investing
Activities:
     Net decrease (increase) in
Federal Funds Sold
   Purchases of Securities Held to    (11,523) (17,121
Maturity                                             )
   Proceeds from Maturity and
Principal Paydowns                       1,250   4,830
   of Securities held to maturity
   Proceeds from Call of Securities      7,101   7,500
Held to Maturity
   Purchases of Securities             (7,980) (4,000)
Available for Sale
   Proceeds from Maturity and
Principal Paydowns                       1,471     209
   of available for sale
   Proceeds from sale and calls of
securities                               3,500   1,000
   available for sale
   Net decrease (increase) in other         28    (38)
securities
   Net Loans Made to Customers         (7,094)     915
   Capital Expenditures                   (41)   (148)
   Proceeds from sale of other real
estate owned
   Proceeds from Sale of Fixed               0       0
Assets
   Net Cash Used in Investing         (13,288) (6,853)
Activities
Cash Flows from Financing
Activities:                            (6,769) (3,547)
   Net Change in Savings, NOW and
Demand Deposits
   Net Change in Time Deposits         (1,417) (3,263)
   Net Change in securities sold
under                                  (1,666)   (137)
   Repurchase Agreements
   Purchase of Advances from FHLB       25,000  18,500
   Repayment of Advances from FHLB     (3,500) (9,500)
   Net Change in Short Term Other      (2,955)   4,806
Borrowed Funds
   Proceeds from Sale of Capital             0      73
Stock
   Payment of Dividends                  (585)   (551)
   Net Cash Provided by Financing        8,108   6,381
Activities
Net Increase (Decrease) in Cash and    (4,670)   1,251
Cash Equivalents
Cash and Cash Equivalents at            11,511   7,537
Beginning of Year
Cash and Cash Equivalents at End of     $6,841  $8,788
Quarter
Supplemental Disclosures of Cash
Flow Information:
   Cash Paid during the Year for:
      Interest                          $3,186  $2,877
      Income Taxes, Net of Refunds          $0     $50
Non-Cash Transactions:;
   Transfers from Loans to Real
Estate Owned                               $49      $0
       (Other Assets)
    Transfer of Securities from
Held to Maturity                            $0      $0
        to Available for Sale

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

       YEAR-TO-DATE FIGURES AS OF MARCH 31, 1999
              COMPARED TO MARCH 31, 1998
 (in thousands, except number of shares and per share
                         data)

             INCREASES (DECREASES) DUE TO:

                       VOLUME    RATE    NET
Loans                     $364  ($282)      $82
Taxable Securities         556   (126)      430
Tax Exempt Securities     (31)    (10)     (41)
Federal Funds Sold and      10     (2)        8
Money Market Funds
TOTAL EARNING ASSETS      $899  ($420)     $479
Deposits                    80   (174)     (93)
Borrowings                 501    (41)      459
Total Interest Bearing    $581  ($215)     $366
Liabilities
NET CHANGE IN INTEREST    $318  ($205)     $113

       YEAR-TO-DATE FIGURES AS OF MARCH 31, 1998
              COMPARED TO MARCH 31, 1997

             INCREASES (DECREASES) DUE TO:

                       VOLUME    RATE    NET
Loans                     $104   ($71)      $33
Taxable Securities          93    (56)       37
Tax Exempt Securities     (70)      15     (55)
Federal Funds Sold
and Money Market             5       1        6
Funds
TOTAL EARNING ASSETS      $132  ($111)      $21
Deposits                    15    (12)        3
Borrowings                (58)      22     (36)
Total Interest           ($43)     $10    ($33)
Bearing Liabilities
NET CHANGE IN             $175  ($121)      $54
INTEREST

  NOTES TO FINANCIAL STATEMENTS DATED MARCH 31, 1999

1.   Summary of interim financial statement
adjustments.
     The accompanying unaudited statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Bank's 1998 Annual Report.

During 1998, the Company adopted Statements of
Accounting Standards (SFAS) 130, 131, and 132. The adoption of SFAS 130, Reporting of Comprehensive
Income, Required that certain items be reported under a new category of income "Other Comprehensive Income".
Unrealized gains and losses on securities available for sale is the only item included in Other
Comprehensive Income. SFAS 131 and 132 relate to disclosures about segments and employee benefits, respectively. The Company, through the branch network of the Bank, provides a broad range of financial services to individuals and companies in eastern
Maine. Operations are managed and financial performance is evaluated on a corporate-wide basis.
Accordingly, all of the Company's banking operations are considered to be aggregated in one reportable operating segment. The financial statements for 1998 and 1999 include the required additional disclosures for SFAS No. 130 and 132. In addition, the Financial
Accounting Standards Board issued SFAS No. 133, 134,
"Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which are effective for fiscal years beginning after June 15, 1999 and the first fiscal quarter beginning July 1, 1999 respectively. Management has not determined the impact of SFAS No. 133 or SFAS No. 134 on the financial statements.

                                   March 31, 1999
2. INVESTMENT SECURITIES         CARRYING  FAIR
   AVAILABLE FOR SALE            VALUE     VALUE
a:  U. S. Treasury and other       19,481   $19,433
government agencies
b:  Marketable equity               1,300     1,332
securities
     Total Securities Available   $20,781   $20,765
For Sale

HELD TO MATURITY:
a:  U. S. Treasury and other
government agencies               $97,678   $97,661
b:  States of the U.S. and
other political subdivisions        5,640     5,741
c:  Corporate bonds                12,958    12,904
     Total Securities Held to    $116,276  $116,306
Maturity

      OTHER SECURITIES             $6,105    $6,105
TOTAL SECURITIES                 $143,162  $143,176

The Bank does not hold any securities for a single issuer which exceed 10% of the Bank's stockholders' equity.

                                March 31, December
                                1999      31,1998
3.  LOANS
a:  Commercial, agricultural      $33,567   $33,224
and other loans
b:  Real Estate - Construction     13,374    11,366
c:  Real Estate - Mortgage        173,555   168,307
d:  Installment Loans              15,810    16,538
     Total Loans                 $236,306  $229,435



4.  CHANGES IN ALLOWANCE FOR March    March
POSSIBLE LOAN LOSSES:        31,      31,
                             1999     1998
Balance, beginning January 1   $4,455   $4,743
Provision charged to income       268       84
Recoveries of amounts              89       33
charged
Losses charged to provision       174      110
Balance, ending March 31       $4,638   $4,750



Information regarding        March    Decembe
impaired loans:              31,      r 31,
                             1999     1998

Average investment in            $775   $1,576
impaired loans
Interest income recognized
on impaired loans including
interest income                    $4      $35
   recognized on cash basis
Balance of impaired loans        $775   $1,073
Portion of impaired loan
balance for which an             $775   $1,073
allowance for credit losses
is allocated
Portion of allowance for
loan losses allocated to the      $31      $42
impaired loan balance


5.  CHANGES IN ALLOWANCE FOR OTHER
REAL ESTATE:
                            3/31/9 3/31/  3/31/
                            9      98     97
Balance, beginning January     $16    $17    $23
1
Provision charged to             0      0      0
income
Losses charged to                0      0      0
provision
Balance, ending March 31       $16    $17    $23

6. The aggregate dollar amount of loans made to directors, executive officers or principal holders of equity securities as of March 31, 1999 and December
  31, 1998 respectively were:

Aggregate amount, beginning 1/1    $7,243  $3,952
New loans                             345   5,393
Repayments                            377   2,102
Aggregate amount, ending           $7,211
3/31/99
Aggregate amount, ending                   $7,243
12/31/98

7.  OTHER ASSETS                March    December
                                31, 1999 31,1998
a:  Interest earned but not
paid on:
      Loans                      $1,924    $1,924
      Investments                 1,251     1,264
b:  Other Real Estate Owned         175        98

8.   INCOME TAXES:
     Components of income tax expense for the period ended March 31, 1999 are as follows:

  Current
     Federal                     $1,179
     State                           23

  Deferred                        (558)
                                   $644

     Actual tax expense differs from the expected tax expense computed by applying the applicable federal corporate income tax rate of 34% is as follows for the three months March 31, 1999

  Computed tax expense             $660
  Tax exempt interest              (32)
  Other                              16
                                   $644

     At March 31, 1999, items giving rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:

                                  ASSET   LIABILITY
Allowance for possible losses on
loans and real estate owned       $1,416
Deferred and accrued employee      1,001
benefits
Deferred mortgage servicing                    $131
rights
Deferred loan origination fees       327
Securities losses not currently       23
deductible
Core deposit intangibles              46
Depreciation                           0         59
Other                                  9
                                  $2,822       $190

No valuation allowance is deemed necessary for the deferred tax asset.

9.  INCOME TAX EXPENSE            March   March 31,
                                   31,      1998
                                  1999
     Federal Income Tax             $622       $747
     State Income Tax                 22         25

                      MANAGEMENT'S   DISCUSSION    AND
ANALYSIS

      The  following is the review of the  results  of
operations  for March 31, 1999, as compared  to  March
31,  1998.   The  bank has focused on  growth  in  its
balance  sheet  through  both loans  and  investments,
funding  the  growth  with  deposits  and  borrowings.
While  the  first quarter earnings for 1999  are  down
$309,000 compared to first quarter 1998, the  bank  is
involved  in several major projects that are described
below.   The  expectation is that these projects  will
enhance    customer    service,    efficiencies    and
profitability.
     Overall,  the bank's balance sheet grew  by  14%,
compared to a 6% growth between 1998 and 1997.   Total
loans grew $20 million or 9.6% when compared to 1998's
outstanding loans.  This validates the growth  concept
mentioned   earlier  compared  to  outstanding   loans
remaining  flat between the periods ending  March  31,
1998 and March 31, 1997.  The balance between consumer
and  commercial loans remains similar to  last  year's
relationship with consumer loans approximating 55%  of
the   portfolio.   While  local  competition   remains
strong,   Bar  Harbor  Banking  and  Trust   Company's
strength  lies  in the relationships  built  with  its
customers  and the ability to offer prompt service  in
response to their needs.
     The  investment  portfolio grew by  approximately
$30  million or 26% over the past year.  Purchases  in
the  Bank's investment portfolio totaled in excess  of
$87   million;   however,  maturities  and   principal
paydowns  from  the Bank's mortgage backed  securities
portfolios  were  $58.3 million for the  same  period.
Purchases  totaling  $69  million  were  made  of   US
government-sponsored  debentures  or  mortgage  backed
pools.  Of the debentures purchased, $17.5 million are
callable securities and some have supported the bank's
earnings   in  lieu  of  selling  fed  funds.    These
purchases  in  part replaced $23.8 million  of  called
government-sponsored securities and $25.6  million  in
principal   reductions  in  mortgage   backed   pools.
Unrealized  losses did not deteriorate over  the  past
twelve months, ending the quarter at $11,000. This  is
also  visible  in  the  total  market  value  of   the
portfolio that is virtually flat with the book value.
      Liquidity  is measured by the Bank's ability  to
meet  cash needs at a reasonable cost or minimum  loss
to   the  Bank.   Liquidity  management  involves  the
ability  to  meet  cash  flow  requirements   of   its
customers,  which may come from depositors withdrawing
funds  or  borrowers requiring funds  to  meet  credit
needs.   Without  adequate liquidity  management,  the
Bank  would  not  be able to meet  the  needs  of  the
individuals  and  communities  it  serves.   The  Bank
utilizes a Basic Surplus/Deficit model to measure  its
liquidity  over  a 30-day and a 90-day  time  horizon.
The  relationship between liquid assets and short-term
liabilities  that  are vulnerable  to  non-replacement
within  a  30-day  period are  examined.   The  Bank's
policy  is  to  maintain its liquidity position  at  a
minimum   of  5%  of  total  assets.   The  Bank   has
maintained liquidity in its balance sheet in excess of
18%  for the past twelve months. Liquidity as measured
by  the  Basic Surplus/Deficit model was 22.1%  as  of
March  31,  1999 for the 30-day horizon and 20.1%  for
the 90-day horizon.
      How  changes in the balance sheet have  affected
the  Bank may be viewed through the earnings statement
for  the  periods ending March 31, 1998 and 1999.   As
mentioned above, growth in earning assets was  strong,
but  competition  and shrinking margins  affected  the
earnings.   Additionally, the provision  for  possible
loan    losses   and   non-interest   expenses    were
considerably higher in the first quarter of 1999  than
1998.
      Rates, volumes and the mix of earning assets and
interest  bearing liabilities affect interest  income.
For  the  first  three months of  1999,  net  interest
income  increased  by $113,000,  which  is  twice  the
increase  between 1998 and 1997.  The increase  was  a
factor  of  the  growth  in  the  balance  sheet  with
competition  for  loans requiring  narrowing  margins,
increased  investments, with yields earning less  than
loans, and funding costs not decreasing as quickly  as
the  asset yields.  Interest earned on loans increased
by  more than $360,000 but was reduced by $280,000 due
to  decreases in interest rates charged on portions of
the loan portfolio.  Overall, the loan portfolio yield
dropped by 64 basis points.  This compares with a drop
of 23 basis points between 1997 and 1998.
     Interest  on  investments increased  due  to  $30
million increase in volumes.  The $535,000 increase in
interest  earned on investments was offset by $138,000
decrease  in  interest rates. The entire portfolio  is
earning 6.43% and 40 basis points less than it  was  a
year  ago. The investment yields for 1998 were 8 basis
points  lower than 1997.  Interest bearing liabilities
increased by approximately $13 million or 5%, but  the
cost  of those liabilities actually decreased by  more
than 4%.  Interest expense increased by $580,000 based
on increased volume and decreased by $215,000 based on
interest  rates.  The bank introduced a  money  market
account  that  competes favorably with non-bank  funds
available.   This product, the Investor's Choice,  has
been  well received and has retained as well as  added
new  deposits  for the bank.  Reductions  in  interest
bearing  costs have come from the decline in  interest
rates  for certificates of deposit, which have dropped
approximately 40 basis points from year to  year.  The
overall cost of interest bearing liabilities went down
by 13 basis point between March 31, 1999 and March 31,
1998, again less than the reduction in interest yields
from  the  earning  assets.   As a comparison,  1998's
overall interest bearing liability costs were 17 basis
points lower than for the comparable period in 1997.
      The Bank's position with regard to interest rate
sensitivity consists of the matching of its assets and
liabilities  for repricing within a  year.   There  is
some exposure to rising rates out beyond a year as the
Bank  has  almost $20.4 million invested  in  callable
securities with final maturities of ten years or less.
The  exposure  lies  with the possibility  that  these
securities  would not be called.  The gap analysis  in
today's interest rate environment shows the Bank  with
approximately $42 million more liabilities than assets
that  would  be repricable within twelve  months.   If
rates  were  to drop by 200 basis points,  simulations
based  on  a  static balance sheet indicate  that  the
Bank's net interest income could rise by approximately
$48,000  during  the  first year of  the  drop,  while
increasing its income in the second year by  $158,000.
If  rates  were to rise by 200 basis points, the  Bank
could  experience  a drop in interest  income  in  the
first  year by $103,000, and drop additional  interest
earnings in the second year by $197,000. At March  31,
1998,  the potential reduction for net interest income
in the second year was approaching $400,000.
      The Bank has maintained its reserve for possible
loan   losses  at  approximately  2%  of  total  loans
outstanding  for a number of years, with  a  ratio  of
1.96% at March 31, 1999 and 2.2% as of March 31, 1998.
This  ratio  represents  a  conservative  approach  to
possible   losses,  especially   in   light   of   the
delinquency ratio summarized below.  The Bank  reviews
its  allocation to the reserve on a monthly basis  and
funds  the  reserve as deemed necessary.  This  review
includes  a provision for specific credits, provisions
due to historic loan losses by loan types and reserves
reflecting     industry     concentrations,     credit
concentrations,   current  economic   conditions   and
underwriting  standards.  In 1995, the  Bank  added  a
provision  for impaired loans in accordance with  FASB
114/118.   Reference is made to the notes included  in
this  filing that outlines the impaired loan  figures.
Losses in the loan portfolio are estimated at $750,000 for 1999, with first quarter 1999 net charge offs totaling $85,000 compared to $77,000 during the first quarter of 1998. The amounts represented below are the total dollars past due for the first three months of each year listed.

Category                  1999   1998     1997
90-day past due and       $1,579  $1,103   $1,302
still accruing
Non-accruing               1,664   3,439    3,207
                          $3,243  $4,542   $4,510
Gross loans               $236,3  $216,1  $214,68
                              07      14        7
Percentage of gross        1.37%   2.10%    2.10%
loans

      With earnings as of March 31, 1999 $309,000 less
than March 31, 1998, the following is a review of non-
interest  income and non-interest expense.  As  stated
earlier,  the  Bank  has  maintained  a  reserve   for
possible loan losses of approximately 2% when compared
to  total  loans for a number of years.  During  1998,
the  provision for possible loan losses  was  reduced,
based on the recovery of a large loan charged off in a
previous  year.  The bank continued to maintain  a  2%
ratio between the reserve for possible losses and  the
total   loan  portfolio.   Beginning  in   1999,   the
provision  has returned to previous years'  allocation
and is currently $185,000 more than last year in order
to  retain the high ratio between the reserve and  the
loan  portfolio.  As of March 31, 1998, the  provision
for possible loan losses was $96,000 less than for the
comparable  period in 1997.  Other income  is  $60,000
ahead  of last year's first quarter income.  No single
major category in other income can be singled out  for
substantial  growth from year to year.   Other  income
for  1998 exceeded 1997 by $100,000 and included Trust
Department  earnings that were $52,000  more  in  1998
when compared to 1997.
     Other non-interest expenses for the first quarter
of  1999 are $320,000 more than for the same period in
1998.   The  major  increases are found  in  the  card
processing  operations  for the  bank's  merchant  and
customer card processing.  In the spring of 1998,  the
bank  began  the  search for a  new  software  banking
solution.   Consultant fees, in connection  with  this
search  and subsequently in connection with conversion
assistance, were not material during the first quarter
of  1998.   The  bank  is committed  to  a  successful
conversion and as part of that commitment has  engaged
the  services  of a third party who has had  extensive
experience in conversions with the chosen vendor.  The
bank  will  continue to experience consultant  charges
throughout 1999, as it plans to convert in early 2000.
Other  non-recurring charges make  up  the  difference
between  non-interest  expense  for  the  two   years,
including  reconciling entries  for  loan  origination
fees  in  1998  and  losses incurred  from  the  check
clearing operation of the bank.
     In looking at March 31, 1998 as compared to 1997,
other  non-interest expense was $252,000 more in 1998.
The   introduction   of   the  bank's   call   center,
interactive  voice response system  and  several  loan
promotions created media opportunities for the bank.
      The  Bank's capital to asset ratio is 11.8%  and
the  Bank far exceeds the required risk based  capital
ratio  of  8% with its Tier 1 ratio of 19%  and  total
capital ratio of 20.4% or additional capital of  $30.6
million.  These ratios compare to March 31, 1998  when
the  capital to average asset ratio was 12.4%, Tier  1
and total capital ratios compared to risk weighted assets were 20.3% and 21.5% respectively.



Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BAR HARBOR
BANKSHARES



Date:  May 14, 1999                Sheldon F.
Goldthwait, Jr.
                                   Chief Executive
Officer





Date:  May 14, 1999                Virginia M.
Vendrell
                                   Treasurer and
                                   Chief Financial
Officer