Form 10-Q
period 1999-06-30
BAR HARBOR BANKSHARES
filed 1999-08-13
CIK 743367

17

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                       FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 1999          Commission
File No. 841105-D


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



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999:

             Common Stock:      3,643,614
                                TABLE OF CONTENTS


Financial Information                            Page
Item 1.  Financial Statements

Consolidated Balance Sheets                       3
 June 30, 1999 and December 31, 1998
Consolidated Statements of Earnings               4
   Three months and six months ended June 30,
1998 and 1999
Consolidated Statements of Changes in             5
Stockholders' Equity
   Six months ended June 30, 1998 and 1999
Consolidated Statement of Cash Flows              6
   Six months ended June 30, 1998 and 1999
Rate Volume Analysis                              7
   Six months ended June 30, 1998 and 1999
Notes to Financial Statements                    8-10
Item II.  Management's Discussion and Analysis  11-15
of Financial
                Condition and Results of
Operations
Signature Page                                    16

                      BAR HARBOR BANKSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                       JUNE    DECEMBE
                                        30,     R 31,
                                       1999     1998
ASSETS
   Cash and Due from Banks            $ 9,054  $11,511
   Federal Funds Sold                   3,200        0
      Securities Available for Sale,   27,618   17,844
at market
      Securities Held to Maturity
(Market Value                         120,549  113,162
      $118,433 at 6/30/99 and
$114,177 at 12/31/98)
      Other Securities                  6,105    6,133
      Loans Held for Sale                 236    1,018
      Loans, net of allowance for
possible loan losses                  246,881  224,980
      of $4,912 in 1999 and $4,455
in 1998
      Premises and Equipment            7,589    7,951
      Other Assets                     12,588    9,448
Total Assets                          $433,82  $392,04
                                            0        7

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
     Demand Deposits                  $44,031  $42,323
     NOW Accounts                      42,181   43,319
     Savings Deposits                  75,469   67,619
     Time Deposits                    108,791  113,187
   Total Deposits                     270,472  266,448
   Securities sold under Repurchase     6,927    8,092
Agreements
   Advances from Federal Home Loan    103,958   66,120
Bank
   Other Liabilities                    4,231    4,526
Total Liabilities                     385,588  345,186

Commitments and Contingent
Liabilities
Capital Stock, par value $2
   Authorized 10,000,000 shares
   Issued 3,643,614 in 1998  and        7,287    7,287
   1999
Surplus                                 4,002    4,002
Retained Earnings                      38,534   36,862
   Net unrealized appreciation on
securities available                    (251)       50
   for sale, net of tax benefit
Less:  Cost of 200,000 shares of      (1,340)  (1,340)
Treasury Stock
TOTAL STOCKHOLDERS' EQUITY             48,232   39,574

TOTAL LIIABILITIES AND STOCKHOLDERS'  $433,82  $392,04
EQUITY                                      0        7

The accompanying notes are an integral part of these consolidated financial statements.
                      BAR HARBOR BANKSHARES AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                        THREE       THREE     SIX-MONTHS   SIX-MONTH
                       MONTHS      MONTHS       ENDING      ENDING
                       ENDING      ENDING      6/30/99      6/30/98
                       6/30/99    06/30/98
Interest & Fees on        $5,340      $5,277     $10,482      $10,335
Loans
Interest and
Dividends on
Investment                 2,235       1,686       4,282        3,315
Securities:
   Taxable Interest
Income
   Non-taxable                81         116         164          240
Interest Income
   Dividends                 113         101         226          201
   Federal Funds               5          15          28           30
Sold
Total Interest             7,774       7,195      15,182       14,121
Income
Interest on                2,024       2,071       4,073        4,212
Deposits
Interest in Short
Term                       1,301         912       2,451        1,602
   Borrowings
Total Interest             3,325       2,983       6,524        5,815
Expense
Net Interest Income        4,449       4,212       8,658        8,307
Provision for Loan           269          84         537          168
Losses
Net Interest Income
after                      4,180       4,128       8,121        8,139
   Provision for
Loan Losses
Other Income               1,226       1,263       2,412        2,389
Investment                     0           6           0           63
Securities Gains
Other Expenses::
   Salaries &              1,502       1,432       3,042        2,924
Employee Benefits
   Other                   1,598       1,681       3,224        2,987
   Investment                  0           0           0            0
Securities Losses
Income Before              2,306       2,284       4,267        4,680
Income Taxes
Income Tax Expense           779         729       1,423        1,501
Net Income                $1,527      $1,555      $2,844       $3,179
Earnings per Share:
   Based on
3,443,614 shares
   for 1998 and            $0.44       $0.45       $0.83        $0.92
1999,
Dividends Per Share         0.17       $0.17        0.34        $0.33

                      BAR HARBOR BANKSHARES AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      QUARTERS ENDED JUNE 30, 1998 AND 1999
           (in thousands, except number of shares and per share data)

                                                ACCUMU           NET
                                                LATED            STO
                      CAPITAL           RETAINE OTHER   TREASURY CKH
                       STOCK   SURPLUS     D    COMPRE   STOCK   OLD
                                        EARNING NSIVE            ERS
                                           S    INCOME            '
                                                                 EQU
                                                                 ITY

Balance, 12/31/97        $7,284   $3,932  $32,5    $24  ($1,34  $42,462
                                             62             0)
Net Earnings                              3,179                   3,179
Other comprehensive
income,
   net of tax:
   Unrealized                                      (5)              (5)
gains/losses on
    Securities
   Other comprehensive
income
Comprehensive income                                              3,174
Cash Dividends Declared
($.33                                     (1,13                 (1,135)
    per share)                               5)
Sale of Stock                 2       70                             73
Balance, 6/30/98         $7,286   $4,002  $34,6    $19  ($1,34  $44,573
                                             06             0)

Balance, 12/31/98        $7,287   $4,002  $36,8    $50  ($1,34  $46,860
                                             61             0)
Net Earnings                              2,844                   2,844
Other comprehensive
income,
   net of tax:
   Unrealized                                    (301)            (301)
gains/losses
   on Securities
   Other comprehensive
   Income
Comprehensive income                                              2,543
Cash Dividends Declared
($.34 per share)                          (1,17                 (1,171)
                                             1)
Balance, 6/30/99         $7,287   $4,002  $38,5  $(251  ($1,34  $48,232
                                             34      )      0)

The accompanying notes are an integral part of these Consolidated financial statements.

         BAR HARBOR BANKSHARES AND SUBSIDIARY
         COLSOLIDATED STATEMENT OF CASH FLOWS
                      (UNAUDITED)

                                         June 30, 1999   JUNE 30,
                                                         1998
Cash Flows from Operating Activities:
   Net Income                                  $2,844         3,179
   Adjustments to reconcile net
earnings to net cash
    provided by                                   491           454
   Operating activities:
      Depreciation
      Provision for Loss Losses                   537           168
      Provision for Losses on Other                 0             0
Real Estate Owned
      New Loans Originated for Sale           (7,120)       (9,053)
      Proceeds from Sale of Mortgages           8,092         8,920
Held for Sale
      Gain on Sale of Mortgages                  (58)          (76)
Originated for Sale
      Net Amortization of Bond                    132           111
Premium
      (Gain) Loss on sale of premises              25             2
and equipment
      Net Change in Other Assets              (2,974)         (589)
       Net Change in Other                      (295)         (461)
Liabilities
   Net Cash Provided by Operating               1,674         2,655
Activities
Cash Flows from Investing Activities:
   Net decrease (increase) in Federal
Funds Sold
   Purchases of securities held to           (26,066)      (24,770)
maturity
   Proceeds from Maturity and
Principal Paydowns of Securities                2,750        11,025
      Held to Maturity
   Proceeds from Call of Securities            15,788        10,145
Held to Maturity
   Purchases of Securities Available         (15,215)       (6,000)
for Sale
   Proceeds from Maturity and
Principal Paydowns of Securities                1,493           239
      Available for Sale
   Proceeds from Sale and Calls of              3,500         1,000
Securities Available for Sale
Net Decrease (Increase) in Other                   28          (38)
Securities
   Net Loans Made to Customers               (22,660)      (12,378)
   Capital Expenditures                         (160)         (545)
   Proceeds from sale of Other Real                80             0
estate Owned
   Proceeds from Sale of Fixed Assets               6             0
   Net Cash Used in Investing                (40,456)      (21,322)
Activities
Cash Flows from Financing Activities:
   Net Change in Savings, NOW and               8,420           627
Demand Deposits
   Net Change in Time Deposits                (4,396)       (7,343)
   Net Change in securities sold              (1,165)         (158)
under Repurchase Agreements
   Proceeds from Federal Home Loan             60,000        36,500
Bank
   Repayment of Advances from FHLB           (22,000)      (17,500)
   Net Change in Short Term Other               (162)        11,610
Borrowed Funds
   Proceeds from Sale of Capital                    0            74
Stock
   Payment of Dividends                       (1,171)        (1,136)
   Net Cash Provided by Financing              39,526        22,674
Activities
Net Increase (Decrease) in Cash and               743          4,007
Cash Equivalents
Cash and Cash Equivalents at                   11,511         7,537
Beginning of Year
Cash and Cash Equivalents at End of           $12,254       $11,544
Quarter
Supplemental Disclosures of Cash Flow
Information:
   Cash Paid during the Year for:              $3,186        $5,860
      Interest
      Income Taxes, Net of Refunds                  0        $1,675
Non-Cash Transactions:;
   Transfers from Loans to Real                   $49          $143
Estate Owned (Other Assets)
    Transfer of Securities from Held
to Maturity to                                     $0            $0
     Available for Sale

The accompanying notes are an integral part of these Consolidated financial statements.
                 RATE VOLUME ANALYSIS

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

       YEAR-TO-DATE FIGURES AS OF JUNE 30, 1999
               COMPARED TO JUNE 30, 1998
             INCREASES (DECREASES) DUE TO:

                                 VOLUME    RATE   NET
Loans                              $402 ($25   $147
                                          5)
Taxable Securities                1,155 (164    991
                                           )
Tax Exempt Securities              (57) (20)   (77)
Federal Funds Sold and Money          1  (2)    (1)
Market Funds
TOTAL EARNING ASSETS              1,501 (441  1,060
                                           )

Deposits                            257 (397      (
                                           )   140)
Borrowings                          942 (93)    849
Total Interest Bearing            1,199 (490    709
Liabilities                                )
NET CHANGE IN INTEREST             $302  $49   $351



       YEAR-TO-DATE FIGURES AS OF JUNE 30, 1998
               COMPARED TO JUNE 30, 1997
             INCREASES (DECREASES) DUE TO:

                             VOLUME   RATE    NET
Loans                           $674  ($542    $132
                                          )
Taxable Securities               257  (146)     111
Tax Exempt Securities          (131)     25   (106)
Federal Funds Sold and Money      13      3      16
Market Funds
TOTAL EARNING ASSETS            $813  ($660    $153
                                          )
Deposits                         $38  ($107   ($69)
                                          )
Borrowings                        25      6      31
Total Interest Bearing            63  (101)    (38)
Liabilities
NET CHANGE IN INTEREST          $750  ($559  ($191)
                                          )




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

During 1998, the Company adopted Statements of
Accounting Standards (SFAS) 130, 131, and 132. The adoption of SFAS 130, Reporting of Comprehensive
Income, required that certain items be reported under a new category of income "Other Comprehensive Income".
Unrealized gains and losses on securities available for sale is the only item included in Other Comprehensive
Income. SFAS 131 and 132 relate to disclosures about segments and employee benefits, respectively. The
Company, through the branch network of the Bank, provides a broad range of financial services to individuals and companies in eastern Maine. Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company's banking operations are considered to be aggregated in one reportable operating segment. The financial statements for 1998 and 1999 include the required additional disclosures for SFAS No. 130 and 132.
Accounting for Derivative Instruments and Hedging
Activities and SFAS No. 134, "Accounting for Mortgage-
Backed Securities Retained after the Securitization of
Mortgage Loans Held for Sale by a Mortgage Banking
Enterprise". SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000 and SFAS No. 134 is effective the first fiscal quarter beginning July 1, 1999. Management does not expect the adoption of these standards to have a material effect on the financial statements.

                                        JUNE 30, 1999
2.  INVESTMENT SECURITIES              CARRYIN MARKET
   AVAILABLE FOR SALE                        G  VALUE
                                         VALUE
a:  U. S. Treasury and other           $26,699 $26,34
government agencies                                 5
b:  Marketable equity securities         1,300  1,273
     Total Securities Available For    $27,999 $27,61
Sale                                                8

HELD TO MATURITY:
a:  U. S. Treasury and other           $96,119 $94,30
government agencies                                 4
b:  States of the U.S. and other         5,245  5,292
political subdivisions
c:  Corporate bonds                     19,185 18,837
     Total Securities Held to          $120,54 $118,4
Maturity                                     9     33

      OTHER SECURITIES                  $6,105 $6,105
TOTAL SECURITIES                       $154,65 $152,1
                                             3     56

The Bank does not hold any securities for a single issuer which exceed 10% of the Bank's stockholders' equity.

                                     JUNE DECEMBE
                                      30,   R 31,
                                     1999    1998
3.  LOANS
a:  Commercial, agricultural and  $38,588 $33,224
other loans
b:  Real Estate - Construction     15,276  11,366
c:  Real Estate - Mortgage        181,490 168,307
d:  Installment Loans              16,439  16,538
     Total Loans                  $251,79 $229,43
                                        3       5

4.  CHANGES IN ALLOWANCE FOR           JUNE   JUNE
POSSIBLE LOAN LOSSES:                   30,    30,
                                       1999   1998
Balance, beginning January 1         $4,455  4,743
Provision charged to income             537    168
Recoveries of amounts charged           173     85
Losses charged to provision             253    292
Balance, ending June 30              $4,912  $4,70
                                                 4

Information regarding impaired loans:

                                        June     June
                                         30,      30,
                                        1999     1998
Average investment in impaired loans       $  $1,576
                                         776
Interest income recognized on
impaired loans including interest         18      35
income recognized on cash basis
Balance of impaired loans                777   1,073
Portion of impaired loan balance for
which an allowance for credit losses     777   1,073
is allocated
Portion of allowance for loan losses
allocated to the impaired loan            55      42
balance
</TAB.E>


5.  CHANGES IN ALLOWANCE FOR OTHER REAL ESTATE:


                           6/30/99  6/30/  6/30/9
                                       98       7
Balance, beginning             $16    $17     $22
January 1
Provision charged to             0      0       0
income
Losses charged to                1      0       5
provision
Balance, ending June 30        $15    $17     $17

6. The aggregate dollar amount of loans made to directors, executive officers or principal holders of equity securities as of June 30, 1999 and December 31, 1998 respectively, were:

Aggregate amount, beginning          $7,243  $3,952
1/1
New loans                             1,062   5,393
Repayments                              747   2,102
Aggregate amount, ending             $7,558
6/30/99
Aggregate amount, ending                     $7,243
12/31/98

7.  OTHER ASSETS                 JUNE 30,  DECEMBER
                                     1999  31, 1998
a:  Interest earned but not
paid on:                           $2,413    $1,494
      Loans
      Investments                   1,442     1,264
b:  Other Real Estate Owned            97        98



8.   INCOME TAXES:
Components of income tax expense for the period ended
June 30, 1999 are as follows:

Current
   Federal               $2,069
   State                     48

Deferred                  (694)
                         $1,423

     Actual tax expense differs from the expected tax expense computed by applying the applicable federal corporate income tax rate of 34% is as follows for the six months ended June 30, 1999.

Computed tax                       $1,451
expense
Tax exempt                           (63)
interest
Other                                  35
                                   $1,423

     At June 30, 1999, items giving rise to the deferred income tax assets and liabilities, using a tax rate of 34%, are as follows:

                                   ASSET     LIABILIT
                                                Y
Allowance for possible losses
on loans and real estate owned       $1,509         0
Deferred and accrued employee         1,018         0
benefits
Deferred mortgage servicing               0       133
rights
Deferred loan origination fees          329         0
Securities losses not currently          25         0
deductible
Core deposit intangibles                 43         0
Depreciation                              0        41
Other                                    17         0
                                     $2,941      $174

No valuation allowance is deemed necessary for the deferred tax asset.

9.  INCOME TAX EXPENSE         June 30,    June 30,
                                   1999        1998
     Federal Income Tax         $1,374       1,453
     State Income Tax               49          48

         MANAGEMENT'S DISCUSSION AND ANALYSIS

      The  following  is  a review of  results  of  the
operations  of Bar Harbor Banking & Trust  Company  for
June  30, 1999 as compared to June 30, 1998.  The  bank
has focused on growth in its balance sheet through both
loans and investments, funding the growth with deposits
and  borrowings.  While the six-month earnings for 1999
are  down 10% or $335,000 compared to first six  months
of 1998, the bank is involved in several major projects
that  are  described  below.  The expectation  is  that
these   projects   will   enhance   customer   service,
efficiencies and profitability.
Overall, the bank's balance sheet has grown by $65
million or 18%, compared to a 5.7% growth of $20
million between 1999 and 1998.
     Total  loans  have grown by $22.8 million  or  10%
when   compared  to  1998's  outstanding  loans.   This
validates  the growth concept mentioned above  compared
to  loan growth in 1998 over 1997 of $7.8 million. Loan
growth  for  1999  has  come  from  consumer  mortgages
(approximately $18 million or 18% growth from  year  to
year).  Commercial loans increased by $4 million or  4%
over  last  year.  The  balance  between  consumer  and
commercial loans remains similar to the past two years'
mix  with  consumer  loans  approximating  55%  of  the
portfolio.
     The  loan  growth from June 30, 1997 to  June  30,
1998, totaling $7.8 million, was predominantly in loans
secured by real estate.  The Bank's portfolio of  loans
secured  by real estate grew by $11.6 million, with  an
offsetting  reduction in the commercial loan  portfolio
of   $5.5  million.  While  local  competition  remains
strong, Bar Harbor Banking and Trust Company's strength
lies in the relationships built with its customers  and
the  ability  to  offer prompt service in  response  to
their needs.
     The investment portfolio has grown by  $40 million
or  35%  over the past year.  Purchases in  the  Bank's
investment  portfolio totaled $99 million. Included  in
the  purchases  were  $51.3 million in  mortgage-backed
pools sponsored by the US Government. Government agency
debentures totaling $26.2 were also purchased over  the
past  twelve  months.   Of these debentures  purchased,
$24.7  million  are callable securities and  some  have
supported  the bank's earnings in lieu of  selling  fed
funds.   These purchases in part replaced $24.2 million
of   called   government-sponsored  securities,   $25.6
million  in  principal reductions  in  mortgage  backed
pools   and   $8.7  million  in  maturing   securities.
Unrealized  losses in the available for sale  portfolio
as  represented  on the Bank's Statement  of  Condition
increased  over  the  past twelve  months,  ending  the
quarter  at  $251,000 and is indicative of the  current
national  interest  rate structure,  including  Federal
Reserve  increases in rates.  This unrealized  loss  is
also visible in the total market value of the portfolio
in  comparison with the book value.  The Bank's posture
traditionally has been to purchase securities with  the
intent  to hold to maturity and potential sales in  the
portfolio are not imminent.
      In  comparison, the investment portfolio grew  by
$12 million between June 30, 1997 and June 30, 1998 and
included  the purchase of $54.5 million in  securities,
of   which   $50.7   million  were  government   agency
debentures.  Principal payments, maturities and  called
securities  for  the same period totaled  $43  million.
Unrealized  gains totaling $810,000 were shown  in  the
portfolio  as  of June 30, 1998 compared to  unrealized
losses  of  $134,000 as of June 30, 1997.  These  gains
were  indicative of the national economic interest rate
structure for that time.  The gains in the market value
of  the held to maturity portfolio were $783,000  above
book value as of June 30, 1998.
     Funding for the asset growth has come from  strong
growth in the Bank's deposits totaling $25 million.  In
early  1997, the Bank introduced the Investor's  Choice
account,  an  account  that  competes  favorably   with
national money market accounts with respect to interest
rate offerings.  This product has been quite successful
for  the  Bank in new deposit growth as well as deposit
retention.  In addition to the deposit growth,  funding
for  the  growth  in the balance sheet  has  come  from
increases  in advances from the Federal Home Loan  Bank
totaling    $34    million.    Short-term    borrowings
traditionally  drop  during the third  quarter  through
seasonal  deposit  growth,  investment  maturities  and
principal  paydowns  from the  Bank's  mortgage  backed
securities portfolio.
     Funding for the asset growth between 1997 and 1998
came  from increases in advances from the Federal  Home
Loan  Bank  totaling $14.7 million.  Deposits decreased
overall  by  $2 million during that same  period.   The
drop   in   deposits  was  in  time  deposits,   mostly
certificates of deposit.
      Liquidity  is measured by the Bank's  ability  to
meet cash needs at a reasonable cost or minimum loss to
the Bank.  Liquidity management involves the ability to
meet cash flow requirements of its customers, which may
come  from  depositors withdrawing funds  or  borrowers
requiring funds to meet credit needs.  Without adequate
liquidity  management, the Bank would not  be  able  to
meet  the  needs of the individuals and communities  it
serves.   The  Bank  utilizes a  Basic  Surplus/Deficit
model to measure its liquidity over a 30-day and a  90-
day  time  horizon.   The relationship  between  liquid
assets  and  short-term liabilities that are vulnerable
to non-replacement within a 30-day period are examined.
The Bank's policy is to maintain its liquidity position
at  a  minimum  of 5% of total assets.   The  Bank  has
maintained liquidity in its balance sheet in excess  of
16%  for  the past twelve months. Liquidity as measured
by the Basic Surplus/Deficit model was 22.8% as of June
30,  1999 for the 30-day horizon and 25.2% for the  90-
day horizon.
     How changes in the balance sheet have affected the
Bank  may be viewed through the earnings statement  for
the  periods ending June 30, 1998 and 1999.  The Bank's
net  earnings  for  the first six months  of  1999  are
$335,000  below earnings for the same period  in  1998.
As  mentioned  above,  growth  in  earning  assets  was
strong,  but competition and shrinking margins affected
the earnings.  Additionally, the provision for possible
loan losses and non-interest expenses were considerably
higher  in  the half of 1999 than 1998.  The comparison
will be discussed below.  The Bank's net income for the
first six months of 1998 was $190,000 ahead of the six-
month earnings as of June 30, 1997.
     Rates,  volumes and the mix of earning assets  and
interest  bearing liabilities directly affect  interest
income.  For the first six months of 1999, net interest
income  increased  by  more  than  $350,000,  which  is
$160,000 more than the increase between 1998 and  1997.
The  increase  was  the result of  the  growth  in  the
balance  sheet in both loans and investments.  However,
the competition for loans equates to narrowing margins,
while  increased investments, although producing strong
yields  in  comparison  to peer bank  interest  yields,
still    yield    considerably   less    than    loans.
Additionally,  funding  costs  are  not  decreasing  as
quickly as asset yields.  Funding costs dropped several
years  ago,  affording  greater spreads  at  the  time.
Between  June  30,  1998 and June  30,  1999,  interest
bearing  liability costs decreased  by  only  22  basis
points.   As mentioned above, total loans increased  by
$22  million between June 30, 1998 and June  30,  1999.
Interest  earned  on  loans  increased  by  more   than
$400,000  but was reduced by $255,000 due to  decreases
in  interest  rates  charged on portions  of  the  loan
portfolio.   Overall, the loan portfolio yield  dropped
by  56  basis points.  This compares with a drop of  64
basis points between 1997 and 1998.
     In  comparison, increases in loan volume  of  $7.8
million  in  1998  compared to 1997 afforded  increased
interest  income  of  approximately $675,000;  however,
decreases  in  rate  reduced interest  income  by  over
$540,000, thereby netting an overall increase for  loan
interest of $132,000.
     Interest  on  investments increased based  on  $40
million increase in volumes.  The $1.1 million increase
in   interest  earned  on  investments  was  offset  by
$186,000   decrease  in  interest  rates.  The   entire
portfolio  is  currently earning  6.51%  and  47  basis
points  less than it was a year ago. Year to date,  the
taxable portion of the portfolio decreased in yield  on
average  by  32  basis points to 6.79%. The  investment
yields for 1998 were 10 basis points lower than 1997.
     As  of  June  30,  1998, on the  investment  side,
interest and dividend income grew by only $20,000  when
compared  to June 30, 1997.  Increases were made  based
on  volumes  ($139,000)  with offsetting  decreases  in
rates  ($118,000)  for the total investment  portfolio.
Yields  in the overall portfolio decreased by 10  basis
points from 1997 to 1998.
     Interest   bearing   liabilities   increased    by
approximately  $55 million or 19.6%, and  the  cost  of
those  liabilities increased by more than 12%  or  more
than   $700,000.    Interest  expense   from   deposits
increased  by  $257,000 based on increased  volume  and
decreased  by almost $400,000 based on interest  rates.
Reductions in interest bearing costs have come from the
decline  in interest rates for time deposits, including
certificates  of  deposit  and  Individual   Retirement
Accounts,  which  have dropped approximately  59  basis
points  from  year to year. While the interest  expense
created  from  other borrowings has  increased  $940,00
based  on increased volumes of $34 million, the average
rate  has  dropped by 34 basis points. As a comparison,
overall interest bearing liability costs as of June 30,
1998  were almost flat in comparison to June 30, 1997's
rates.
      The  Bank's position with regard to interest rate
sensitivity consists of the matching of its assets  and
liabilities for repricing within a year.  There is some
exposure to rising rates out beyond a year as the  Bank
has   almost   $26.2  million  invested   in   callable
securities with final maturities of ten years or  less.
The  exposure  lies  with  the possibility  that  these
securities  would  not be called.  With  $20.6  million
more  liabilities than assets repricing within the next
twelve  months,  if  rates were to rise  by  200  basis
points,  simulations  indicate  that  the  Bank's   net
interest   income   could  decrease  by   approximately
$577,000  and  $1,519,000 during the first  and  second
years  of  the  rise.  Should rates fall by  200  basis
points,  the Bank's net interest income would  increase
by   approximately  $456,000  the  first  year  and  by
$547,000 the second year
     The ratio for the reserve for possible loan losses
has  been  approximately 2% for a number of years,  and
continues  with a ratio of 1.95% at June 30,  1999  and
2.06%  as  of  June 30, 1998. This ratio  represents  a
conservative approach to possible losses.   The  bank's
delinquency ratio has continued to drop over the  years
and is at a record low. The Bank reviews its allocation
to the reserve on a monthly basis and funds the reserve
as  deemed  necessary. This review includes a provision
for  specific credits, provisions due to historic  loan
losses  by loan types and reserves reflecting  industry
concentrations, credit concentrations, current economic
conditions  and  underwriting standards.  Additionally,
the  allocation contains a provision for impaired loans
in  accordance with FASB 114/118. Reference is made  to
the  notes  included in this filing that  outlines  the
impaired  loan  figures.  Losses in the loan  portfolio
are  estimated at $750,000 for 1999, with year to  date
net  charge offs totaling $80,000 compared to  $207,000
during the first six months of 1998.
     The   amounts  represented  below  are  shown   in
thousands and represent the total dollars past due for the first six months of each year listed.

Category                        1999      1998
90-day past due and still      $ 1,206     $1,528
accruing
Non-accruing                     1,814      2,682
                                $3,020     $4,210
Gross loans                   $251,793   $229,226
Percentage of gross loans      1.20%      1.83%

     Non-interest income for 1999 is virtually flat (1%
increase) with the first six months of 1998.   Although
fee income generated from the bank's various cardholder
programs  (VISA, ATM, debit cards) has  increased  from
year  to  year,  the FASB entry for mortgage  servicing
rights income was $60,000 less in 1999 when compared to
1998.
      In  comparison, non-interest income for 1998  was
$250,000  or approximately 12% more than for  the  same
period  in 1997, with the increase attributable to  the
Trust Department's earnings before expenses, which have
exceeded last year's income by $158,000.  Additionally,
the   accounting  for  mortgage  servicing  rights  was
approximately $70,000 higher as of June 30,  1998  when
compared to June 30, 1997.
      Salaries and employee benefits are $118,000  (4%)
higher  as of June 30, 1999 when compared to  the  same
period   for  1998.   This  includes  merit  increases,
increased premiums for employee insurance plans, and an
increase of 13 people in the full time equivalent  work
force.
     Other  expenses,  the  category  on  the  earnings
statement  that  encompasses the majority  of  accounts
that  are  not interest or human resource related,  are
$237,000  (8%)  higher  in 1999  than  in  1998.   This
increase   is  much  smaller  than  the  17%  increased
incurred between June 30, 1997 and June 30, 1998, which
is  described  below.  As of June  30,  1999,  expenses
incurred  by  the bank's card programs (including  VISA
cardholders, merchant processing, ATM, debit cards) are
$107,000 more than for the comparable period in 1998.
     Additionally,  the bank has signed a  contract  to
convert its banking software to Information Technology,
Inc.  (ITI).   The conversion is scheduled  for  second
quarter 2000 and, in preparation, the bank has begun to
upgrade  some  of its personal computers,  writing  off
$25,000  in depreciation from its existing PCs.   These
PCs  give  all  Bar  Harbor Banking and  Trust  tellers
faster  PCs  needed for the conversion, but also  allow
for  more  efficient service to their customers  during
the  busy  summer  season.   Additional  PCs  will   be
replaced before the conversion transpires next  spring.
Bank  employees will be traveling to Nebraska, the home
office for ITI, early this fall for initial training in
mapping of bank products.  Expenses incurred with  this
conversion also include the hiring of a third party  to
assist   with   the   conversion,   including   project
management and individual employee training.
     As  mentioned above, other expenses for  June  30,
1998  were  17% higher than in 1997.  Included  in  the
expenses  for 1998 were increased maintenance contracts
and   depreciation  expenses  incurred  as   the   Bank
strengthened      its     technology      capabilities.
Additionally, the Bank was more active in the media  in
1998, through the introduction of the Investor's Choice
deposit account and numerous loan promotions.  The Bank
hired  a  consultant to assist in the selection process
for   a   new  banking  software  vendor.   The   Trust
Department also incurred expenses during its conversion
of  accounting  software to InfoVisa  in  September  of
1998.    Lastly, the amortization of mortgage servicing
rights  impacted  the Bank's earnings by  approximately
$30,000.
     As  a  financial  summary,  the  following  ratios
indicate  the bank's status.  The Bank's year  to  date
efficiency  ratio  is  60%.  The Bank's  year  to  date
capital  to asset ratio is 11.1%.  The Bank far exceeds
the  required risk based capital ratio of 8%  with  its
Tier  I  ratio of 18.33%, total capital ratio of 19.58%
and  leverage ratio of 12.18%.  These ratios  represent
capital of $30 million in excess of the requirement for
a well-capitalized bank.
      As  an update for Year 2000, the Assessment Phase
is  complete  and the Renovation Phase is substantially
complete.  The bank has identified and contacted  third
party   vendors  (operating  partners,   plastic   card
networks, public utilities, etc.) that are critical  to
its   operations  and  success.   The  bank   has   not
independently   verified  the   Year   2000   readiness
statements of these third party vendors.  Based on  the
assessment  of system readiness, the bank has  repaired
or  replaced systems as required.  The Validation Phase
is  substantially  complete with all  mission  critical
systems  tested either internally or by proxy with  the
exception  of  the bank's item processing  application.
All  equipment for the item processing application  has
been  upgraded and deemed Year 2000 compliant.  Testing
of   the   interface   between  the   item   processing
application and the banking software will be  completed
before August 31, 1999.
    As  the bank monitors on-going systems, it has also
developed  a  contingency plan in case of unanticipated
failures  in any of the bank's systems.  The  plan  has
identified seven core business processes that would  be
critical   for  continued  service  to  its  customers.
Business  resumption plans for each of these  processes
are  being  refined and specific procedures  are  being
developed to ensure the bank prepares for and  operates
through  any  possible Year 2000 related interruptions.
The  bank's contingency plan has been approved  by  its
Board  of Directors and will be validated before August
31, 1999.
    The bank has joined with four other local banks  to
create  an  Interbank Working Group for the Year  2000.
This   group  is  assessing  liquidity,  security   and
customer awareness issues.  The CEOs of the five  banks
have  sent letters to all major employers and clubs  in
our two-county area offering a bank panel consisting of
representatives of each of the five banks to  speak  at
their  organization.  A number of these  sessions  have
already occurred and will continue into the late  fall.
The   five   CEOs  have  also  met  with  local   media
representatives  to  reiterate the message  that  banks
have  done  their Year 2000 compliance  work  and  that
funds  maintained  within banks  are  safe,  sound  and
insured.
     The  costs incurred thus far in 1999 for the  Year
2000  initiative total $48,500 and are not expected  to
exceed $100,000 by year end.
     The financial statements for 1998 and 1999 include
the  required additional disclosures for SFAS  No.  130
and   132.    In  addition,  the  Financial  Accounting
Standards  Board  issued SFAS No. 133,  Accounting  for
Derivative Instruments and Hedging Activities and  SFAS
No.  134,  "Accounting  for Mortgage-Backed  Securities
Retained  after  the Securitization of  Mortgage  Loans
Held  for Sale by a Mortgage Banking Enterprise".  SFAS
No.  133  will be effective for fiscal years  beginning
after  June 15, 2000 and SFAS No. 134 is effective  the
first   fiscal   quarter  beginning   July   1,   1999.
Management does not expect the adoption of these standards to have a material effect on the financial statements.





Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BAR HARBOR
BANKSHARES


                                   /s/ Sheldon F.
Goldthwait, Jr.

Date:  August 12, 1999             Sheldon F.
Goldthwait, Jr.
                                   Chief Executive
Officer


                                   /s/ Virginia M.
Vendrell

Date:  August 12, 1999             Virginia M. Vendrell
                                   Treasurer and
                                   Chief Financial
Officer