Form 10-Q
period 1999-09-30
BAR HARBOR BANKSHARES
filed 1999-11-08
CIK 743367

18
              UNITED STATES
          SECURITIES AND EXCHANGE
                COMMISSION WASHINGTON,
                D.C.  20549

                FORM 10-Q

Quarterly Report pursuant to Section 13
or 15(d) of the Securities Exchange Act
of 1934

For the quarter ended September 30, 1999
Commission File No. 841105-D


          BAR HARBOR BANKSHARES


          Maine
01-
0393663
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization
Identification No.)

P. O. Box 400
82 Main Street, Bar Harbor, ME
04609-0400
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code: (207) 288-3314



Indicate by check mark whether the
Registrant (1) has filed all reports
required to be filed by Section 13 or
15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or
for such shorter period that the
registrant was required to file such
reports), and (2) has been subject to such
filing requirements for the past 90 days.
YES: XX           NO:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999:

             Common Stock:      3,643,614
            TABLE OF CONTENTS

Financial Information
Page

Item 1.  Financial Statements

Consolidated Balance Sheets
3
 September 30, 1999 and December 31, 1998
Consolidated Statements of Earnings
4
   Three months and nine months ended
September 30, 1998 and 1999
Consolidated Statements of Changes in              5
Stockholders' Equity
   Nine months ended September 30, 1998
and
1999
Consolidated Statement of Cash Flows               6
   Nine months ended September 30, 1998
and
1999
Rate Volume Analysis
7
  Nine months ended September 30, 1998 and
1999
Notes to Financial Statements
8-10
Item II.  Management's Discussion and
Analysis   11-15 of Financial
         Condition and Results of
Operations
Signature Page
16

         BAR HARBOR BANKSHARES AND
     SUBSIDIARY CONSOLIDATED STATEMENT OF
     FINANCIAL CONDITION
       SEPTEMBER 30, 1999 AND DECEMBER 31,
       1998

                                      SEPT. 30,
                                         DECEMBER 1999
                                         31, 1998
ASSETS
   Cash and Due from Banks              $ 14,646
$11,511
   Federal Funds Sold                          -
0
      Securities Available for Sale,      31,827
17,844
at market
      Securities Held to Maturity
(Market Value                            130,641
113,162
      $127,759 at 930/99 and
$114,177 at 12/31/98)
      Other Securities                     6,108
6,133
      Loans Held for Sale                      0
1,018
      Loans, net of allowance for
possible loan losses                     255,871
224,980
      of $4,912 in 1999 and $4,455
in 1998
      Premises and Equipment               8,082
7,951
      Other Assets                        11,871
9,448
Total Assets                            $459,046
$392,047

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
     Demand Deposits                     $52,031
$42,323
     NOW Accounts                         45,153
43,319
     Savings Deposits                     86,294
67,619
     Time Deposits                       109,105
113,187
   Total Deposits                        292,583
266,448
   Securities sold under Repurchase        9,621
8,092
Agreements
   Advances from Federal Home Loan       103,248
66,120
Bank
   Other Liabilities                       4,622
4,526
Total Liabilities                        410,074
345,186

Commitments and Contingent
Liabilities
Capital Stock, par value $2
   Authorized 10,000,000 shares
   Issued 3,643,614 in 1998  and           7,287
7,287
   1999
Surplus                                    4,002
4,002
Retained Earnings                         39,620
36,862
   Net unrealized appreciation on
securities available                       (597)
50
   for sale, net of tax benefit
Less:  Cost of 200,000 shares of         (1,340)
(1,340) Treasury Stock
TOTAL STOCKHOLDERS' EQUITY                48,972
39,574

TOTAL LIIABILITIES AND STOCKHOLDERS'    $459,046
$392,047 EQUITY

The accompanying notes are an integral part of these consolidated financial statements.
         BAR HARBOR BANKSHARES AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF EARNINGS
                       (UNAUDITED)

                     THREE     THREE      NINE-     NINE
                    MONTHS     MONTHS    MONTHS     MONTH
                    ENDING     ENDING    ENDING
                    ENDING 9/30/99   9/30/98    9/30/99
                    9/30/98
Interest & Fees on    $5,631    $5,409    $16,114
$15,744
Loans
Interest and
Dividends on
Investment             2,445     1,790      6,726
5,105
Securities:
   Taxable
Interest Income
   Non-taxable            78        95        242
335
Interest Income
   Dividends             116       109        341
310
   Federal Funds          18        26         46
56
Sold
Total Interest         8,288     7,429     23,469
21,550
Income
Interest on            2,077     2,147      6,150
6,360
Deposits
Interest in Short
Term                   1,438       898      3,888
2,500
   Borrowings
Total Interest         3,515     3,045     10,038
8,860
Expense
Net Interest           4,773     4,384     13,431
12,690
Income
Provision for Loan       119        84        656
252
Losses
Net Interest
Income after           4,654     4,300     12,775
12,438
   Provision for
Loan Losses
Other Income           1,803     1,624      4,215
4,013
Investment                 1        65          1
128
Securities Gains
Other Expenses::
   Salaries &          1,786     1,605      4,827
4,529
Employee Benefits
   Other               2,069     1,930      5,293
4,918
   Investment              0         4          0
4
Securities Losses
Income Before          2,603     2,450      6,871
7,129
Income Taxes
Income Tax Expense       865       826      2,288
2,327
Net Income            $1,738    $1,624     $4,583
$4,801
Earnings per
Share:
   Based on
3,443,614 shares       $0.50     $0.47      $1.33
$1.39
   for 1998 and
1999,
Dividends Per           0.19     $0.17      $0.53
$0.50
Share

                      BAR HARBOR BANKSHARES AND
           SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CHANGES IN
                    STOCKHOLDERS' EQUITY QUARTERS ENDED
                    SEPEMBER 30, 1998 AND 1999
     (in thousands, except number of shares and per share data)

                                                 Accumulat
                                                  ed Other                NET
                     CAPITAL            RETAINE  Comprehen  TREASURY
STOCKHOLD
                      STOCK   SUIRPLU      D        sive      STOCK       ERS'
                                 S      EARNING    Income
EQUITY
                                           S
Balance, 12/31/97      $7,284   $3,932   $32,562        $24  ($1,340)     $42,462
Net Earnings                               4,801                            4,801
Other
comprehensive
income,
   net of tax:                                           56                    56
   Unrealized
gains/losses
   On Securities
   Other
comprehensive
     income
Comprehensive                                                               4,857
income
Cash Dividends
Declared ($.50                           (1,722)                          (1,722)
    per share)
Sale of Stock               3       70                                         73
Balance, 9/30/98       $7,287   $4,002   $35,640        $80  ($1,340)     $45,670


Balance, 12/31/98      $7,287   $4,002   $36,862        $50  ($1,340)     $46,861
Net Earnings                               4,583                            4,583
Other
comprehensive
income,
   net of tax:                                        (647)                 (647)
   Unrealized
gains/losses
    On Securities
   Other
comprehensive
    income
Comprehensive                                                               3,936
income
Cash Dividends
Declared ($.53                           (1,825)                          (1,825)
    per share)
Balance, 9/30/99       $7,287   $4,002   $39,620     $(597)  ($1,340)     $48,972


The accompanying notes are an integral part of these consolidated financial statements.
         BAR HARBOR BANKSHARES
         AND SUBSIDIARY
         COLSOLIDATED STATEMENT
         OF CASH FLOWS
                      (UNAUDITED)

                                           Septem
                                           b
                                           Septem
                                           be er
                                           30,
                                           r 30,
                                           1999     1998
Cash Flows from Operating Activities:
   Net Income
$4,583 4,801
   Adjustments to reconcile net earnings
to net cash provided by
   operating activities:
733     691
      Depreciation
      Provision for Loss Losses
656     252
      Provision for Losses on Other Real
(1)       0
Estate Owned
      New Loans Originated for Sale
(7,796)  (12,509)
      Proceeds from Sale of Mortgages
9,042    12,474
Held for Sale
      Gain on Sale of Mortgages
(85)  (117)
Originated for Sale
      Net Amortization of Bond Premium
154    (17)
      (Gain) Loss on sale of premises and
62     1
equipment
      Net Change in Other Assets
(2,025)  (333)
       Net Change in Other Liabilities
96  (66)
   Net Cash Provided by Operating
5,419 5,178
Activities
Cash Flows from Investing Activities:
   Net decrease (increase) in Federal
Funds Sold
   Purchases of securities held to
(42,518  (45,734)
maturity                                          )
   Proceeds from Maturity and Principal
Paydowns of Securities
3,250    22,213
      Held to Maturity
   Proceeds from Call of Securities Held
21,619    12,347
to Maturity
   Purchases of Securities Available for
(19,965  (15,745)
Sale                                              )
   Proceeds from Maturity and Principal
Paydowns of Securities
1,517   271
      Available for Sale
   Proceeds from Sale and Calls of
3,500 9,500
Securities Available for Sale
Net Decrease (Increase) in Other
25  (38)
Securities
   Net Loans Made to Customers
(31,836  (13,482)
                                                  )
   Capital Expenditures
(932) (985)
   Proceeds from sale of Other Real
81   437
estate Owned
   Proceeds from Sale of Fixed Assets             7         0
   Net Cash Used in Investing Activities
(65,252  (31,216)
                                                  )
Cash Flows from Financing Activities:
   Net Change in Savings, NOW and Demand
30,216    22,963
Deposits
   Net Change in Time Deposits
(4,081)   (9,824)
   Net Change in securities sold under
1,529 4,241
Repurchase Agreements
   Proceeds from Federal Home Loan Bank
66,000    44,000
   Repayment of Advances from FHLB          (35,000
                                                  (
                                                  3
                                                  0
                                                  ,
                                                  5
                                                  0
                                                  0
                                                  )
                                                  )
   Net Change in Short Term Other
6,128     1,912 Borrowed Funds
   Proceeds from Sale of Capital Stock
   (0)        74 Payment of Dividends
   (1,824)   (1,917)
   Net Cash Provided by Financing
62,968    30,949 Activities
Net Increase (Decrease) in Cash and Cash
3,135     4,911 Equivalents
Cash and Cash Equivalents at Beginning of
11,511     7,537 Year
Cash and Cash Equivalents at End of
$14,646   $12,448 Quarter
Supplemental Disclosures of Cash Flow
Information:
   Cash Paid during the Year for:
      $10,064    $8,886 Interest
      Income Taxes, Net of Refunds
$2,102    $2,405 Non-Cash Transactions:;
   Transfers from Loans to Real Estate
$82      $564 Owned (Other Assets)
    Transfer of Securities from Held to
$0        $0 Maturity to Available for Sale

                                    A
                                    v
                                    a
                                    i
                                    l
                                    a
                                    b
                                    l
                                    e
                                    f
                                    o
                                    r
                                    S
                                    a
                                    l
                                    e
The accompanying notes are an integral part of these consolidated financial statements.
                 RATE VOLUME ANALYSIS

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

     YEAR-TO-DATE FIGURES AS OF SEPTEMBER
            30, 1999 COMPARED TO SEPTEMBER
            30, 1998
             INCREASES (DECREASES) DUE
TO:

                          VOLUME
RATE       NET
Loans                       $1,470  ($1,102        $368
                                          )
Taxable Securities           1,865    (211)       1,654
Tax Exempt Securities         (66)     (26)        (92)
Federal Funds Sold and         (5)      (5)        (10)
Money Market Funds
TOTAL EARNING ASSETS         3,264  (1,344)       1,920

Deposits                       469    (679)       (210)
Borrowings                   1,518    (129)       1,389
Total Interest Bearing       1,987    (808)       1,179
Liabilities
NET CHANGE IN INTEREST      $1,277   $(536)        $741



     YEAR-TO-DATE FIGURES AS OF SEPTEMBER
            30, 1998 COMPARED TO SEPTEMBER
            30, 1997
      INCREASES (DECREASES) DUE TO:

                          VOLUME     RATE
NET
Loans                         $417
($382)      $ 35
Taxable Securities             553
(227)       326
Tax Exempt Securities        (203)
31     (172)
Federal Funds Sold and          10        9        19
Money Market Funds
TOTAL EARNING ASSETS          $777
($569)      $208
Deposits                        56   (
232)     (176)
Borrowings                     237
(5)  232
Total Interest Bearing         293
(237)        56
Liabilities
NET CHANGE IN INTEREST        $484
($332)      $152





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

     During 1998, the Company adopted
Statements of Accounting Standards (SFAS)
130, 131, and 132. The adoption of SFAS
130, Reporting of Comprehensive Income,
required that certain items be reported
under a new category of income "Other
Comprehensive Income". Unrealized gains
and losses on securities available for
sale is the only item included in Other
Comprehensive Income. SFAS 131 and 132
relate to disclosures about segments and employee benefits, respectively. The
Company, through the branch network of the Bank, provides a broad range of financial services to individuals and companies in eastern Maine. Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company's banking operations are considered to be aggregated in one reportable operating segment. The financial statements for 1998 and 1999 include the required additional disclosures for SFAS No. 130 and 132. In addition, the Financial Accounting
Standards Boards issued SFAS No. 133,
Accounting for Derivative Instruments and
Hedging Activities and  SFAS No. 134,
Accounting for MortgageBacked Securities
Retained after the Securitization of
Mortgage Loans Held for Sale by a Mortgage
Banking Enterprise". SFAX No. 133 will be effective for fiscal years beginning after June 15,2000 and SFAS No. 134 is effective the first fiscal quarter beginning July
1, 1999. Management does not expect the
adoption of these standards to have a
material effect on the financial
statements.

SEPTEMBER 30, 1999 2.  INVESTMENT
SECURITIES
CARRYING    MARKET
   AVAILABLE FOR SALE
VALUE     VALUE
a:  U. S. Treasury and other
$31,432   $30,563
government agencies
b:  Marketable equity securities
1,300     1,264
     Total Securities Available
$32,732   $31,827
For Sale

HELD TO MATURITY:
a:  U. S. Treasury and other
$98,272   $96,013
government agencies
b:  States of the U.S. and other
5,251     5,166
political subdivisions
c:  Corporate bonds
27,118    26,580
     Total Securities Held to
$130,641  $127,759
Maturity

      OTHER SECURITIES
$6,108    $6,108
TOTAL SECURITIES
$169,481  $165,694

The Bank does not hold any securities for a single issuer which exceed 10% of the Bank's stockholders' equity.

SEPTEMBER                         DECEMBER
                                   30,
1999 31, 1998
3.  LOANS
a:  Commercial, agricultural
$39,353                            $33,224
and other loans
b:  Real Estate - Construction
15,521                              11,366
c:  Real Estate - Mortgage
190,091                            168,307
d:  Installment Loans
15,809                              16,538
     Total Loans
$260,774                          $229,435

4.  CHANGES IN ALLOWANCE      SEPTEMBER
30,  SEPTEMBER FOR POSSIBLE LOAN LOSSES:              1999  30,
1998
Balance, beginning January
$4,455      4,743
1
Provision charged to
656        252
income
Recoveries of amounts
208        131
charged
Losses charged to
415        591
provision
Balance, ending September
$4,903     $4,535
30

Information regarding impaired loans:

                                 SEPTEMBER
                                       SEP
                                       TEM
                                       BER
                                       3
                                       30,
                                       0,
                                      1999
1998
Average investment in impaired        $736
$1,576
loans
Interest income recognized on
impaired loans including                14
35
interest
   income recognized on cash
basis
Balance of impaired loans              656
1,073
Portion of impaired loan
balance for which an allowance         656
1,073
for
   credit losses is allocated
Portion of allowance for loan
losses allocated to the                 39
42
impaired
   loan balance


5.  CHANGES IN ALLOWANCE FOR
OTHER REAL ESTATE:
                                 9/30/99
9/30/98
Balance, beginning January 1         $16
$17
Provision charged to income            0
0
Losses charged to provision            1
1
Balance, ending September 30         $15
$16

6.   The aggregate dollar amount of loans
made to directors, executive officers or principal holders of equity securities as of September 30, 1999 and December 31,
1998 respectively, were:

Aggregate amount, beginning       $7,243
$3,952
1/1
New loans                          1,175
5,393
Repayments                         1,565
2,102
Aggregate amount, ending          $6,853
9/30/99
Aggregate amount, ending
$7,243
12/31/98

7.  OTHER ASSETS                SEPTEMBER
DECEMBE

                                     3
                                     0
                                     ,
                                     R
                                     3
                                     1
                                     ,
                                     1
                                     9
                                     9
                                     9
                                     1
                                     9
                                     9
                                     8
a:  Interest earned but not
paid on:
$1,515   $1,494
      Loans
      Investments
1,473    1,264
b:  Other Real Estate Owned
100       98

8.   INCOME TAXES:
Components of income tax expense for the period ended September 30, 1999 are as follows:

Current
   Federal                    $2,983
   State                          76

Deferred                        (771
                              $2,288

     Actual tax expense differs from the
expected tax expense computed by applying the applicable federal corporate income tax rate of 34% is as follows for the nine-months ended September 30, 1999.

Computed tax           $2,330
expense
Tax exempt               (98)
interest
Other                      56
                  $2,288

 At September 30, 1999, items giving rise
                  to the
deferred income tax assets and
liabilities, using a tax rate of 34%, are as follows:

                                  ASSET
LIABILITY
Allowance for possible losses
on loans and real estate owned     $1,506
0
Deferred and accrued employee       1,034
0
benefits
Deferred mortgage servicing             0
141
rights
Deferred loan origination fees        353
0
Securities losses not currently        49
0
deductible
Core deposit intangibles               41
0
Depreciation                            0
23
Other                                  26
0
                                   $3,009
$164
No valuation allowance is deemed necessary for the deferred tax asset.


9.  INCOME TAX EXPENSE     September
                            September 30,
                            30, 1999
                            1998
     Federal Income Tax       $2,211
     2,254 State Income Tax             76
     73

   MANAGEMENT'S DISCUSSION AND ANALYSIS

           The following is a review of
results of the operations  of Bar Harbor
Banking & Trust Company  for September 30,
1999 as compared to September 30,  1998.
The  bank  has focused on growth in its
balance  sheet through both loans and
investments, funding the growth with
deposits  and  borrowings. Overall,  the
bank's balance  sheet  has  grown  by  $80
million  or  21%, compared  to  a 7%
growth of $25 million between  1999 and
1998.  While the nine-month earnings for
1999 are down 4.6% or $218,000 compared to
first nine months of 1998,  the bank is
involved in several major  projects that
are  described below.  The expectation  is
that these   projects   will  enhance
customer   service, efficiencies and
profitability.
     The investment portfolio net growth
in excess of $45 million has predominantly
been in the area of US Government agency
debentures. Purchases in the past twelve
months have totaled $90 million, including
$46 million in government sponsored
mortgage backed securities and $19.7
million in callable agencies.  Of the
$13.8 million in securities called in the
past twelve months, $7.1 million had given
the bank a minimum of a year's call
protection. In addition, $28.3 million
cash flow was received in principal
paydowns from mortgage backed securities.
     As a comparison, from September 30,
1997 to September 30, 1998, purchases
totaled $73 million, of which $28.7
million were callable agencies, $34
million were  government sponsored
mortgage backed pools and purchases of
corporate bonds totaled $10 million.
During this twelve month period, the bank
had securities totaling $26 million
called, $14 million of which had a minimum
of one year's call protection, $18 million
in principal paydowns from mortgage backed
securities, $3.3 million in maturing tax-
exempt securities and $8.5 million in
corporate bond maturities.   The Bank's
other securities portfolio includes $5.8
million in Federal Home Loan Bank (FHLB)
stock.  Ownership of stock is required by
the FHLB for participation in its funding
programs.
     Unrealized losses in the available
     for sale
portfolio as represented on the Bank's
Statement of Condition increased over the
past twelve months, ending the quarter at
$597,000 and is indicative of the current
national interest rate structure,
including Federal Reserve increases in
rates.  This unrealized loss is also
visible in the total market value of the
portfolio in comparison with the book
value.  The Bank's posture traditionally
has been to purchase securities with the
intent to hold to maturity and potential
sales in the portfolio are not imminent.
At September 30, 1998, the market value of
the entire investment portfolio was $1.7
million greater than book value.
   The Bank does not hold any securities
                 (such as
structured debt tied to multiple indices,
interest only or principal only
securities) that may experience
considerable change in their market values
by a greater degree than traditional debt
and could materially affect the entire
portfolio. The taxable
portions of the Bank's securities have
been earning 6.75% for the first nine
months of 1998.  Although this represents
a decrease of 14 basis points since
September 30, 1998, the Bank exceeds its
peer group average by approximately 35
basis points as recorded by the Uniform
Bank Performance Report.  The Bank's peer
group includes banks throughout the
country with assets totaling between $250
and $500 million.
In the loan portfolio, which has grown by
$30 million (13%) in the past twelve
months, the Bank's concentration has been
through the extension of loans secured by
real estate to its customers totaling $26
million more than one year ago.  This
compares to 1998's growth of $9.6 million
in loan growth, with $12.9 million of the
loan growth being secured by real estate
and granted to the Bank's consumer
customers. Reductions in the loan
portfolio in 1998 were found in the
commercial loan portfolio ($2.9 million).
     Funding for the asset growth has come
from strong growth in the Bank's deposits
totaling $27.5 million or more than 10% in
growth.  In early 1997, the Bank
introduced the Investor's Choice account,
an account that competes favorably with
national money market accounts with
respect to interest rate offerings.
This product continues to be quite
successful for the Bank in new deposit
growth as well as deposit retention. In
addition to the deposit growth, funding
for the growth in the balance sheet has
come from increases in advances from the
Federal Home Loan Bank totaling $48.6
million. The Bank monitors the cost of
funds through asset liability management
processes.
      From September 30, 1997 to September
      30, 1998,
funding from the Federal Home Loan Bank
was the primary source of funding for the
bank's earning assets.  While deposits
increased by $2.2 million, advances
through the Federal Home Loan Bank
increased by $15.2 million.  The Bank
monitors the cost of funds through asset
liability management processes. Liquidity
is measured by the Bank's ability to meet
cash needs at a reasonable cost or minimum
loss to the Bank.  Liquidity management
involves the ability to meet cash flow
requirements of its customers, which may
come from depositors withdrawing funds or
borrowers requiring funds to meet credit
needs. Without adequate liquidity
management, the Bank would not be able to
meet the needs of the individuals and
communities it serves.  The Bank utilizes
a Basic Surplus/Deficit model to measure
its liquidity over a 30-day and a 90-day
time horizon.  The Bank examines the
relationship between liquid assets and
short-term liabilities that are vulnerable
to non-replacement within a 30-day period.
The 90-day analysis extends to include a
projection of subsequent cash flow funding
needs over an additional 60-day time
horizon. The Bank's policy is to maintain
its liquidity position at a minimum of 5%
of total assets.  For the past twelve
months, the Bank has maintained liquidity
in its balance sheet in excess of 14.9%.
Liquidity as measured by the Basic
Surplus/Deficit model was 19.5% for the 30-
day horizon and 14.9% for the 90-day
horizon as of September 30, 1999.  How the
changes in the balance sheet have affected
the Bank may be viewed through net
interest income in the earnings statement
for the periods ending September 30, 1999
and 1998. Net interest income as of
September 30, 1999, affected by rates,
volumes and the mix of earning assets and
interest bearing liabilities, is ahead of
September 1998's net interest income by
$741,000.   Interest income earned from
loans increased in 1999 by $1.5 million
due to volumes of loans with an offsetting
reduction in earnings of $1.1 million due
to changes in rates.  This is indicative
of the competitive market in Downeast
Maine.  Overall yields from the loan
portfolio decreased by approximately 70
basis points from 1998's yields.  Net
interest income for the first nine months
of 1998 added earnings of $153,000.
Overall yields from the loan portfolio
decreased by 5 basis points when compared
to 1997's yields.
           The investment portfolio, with
net growth in assets of $45 million, has
shown increases in interest income due to
volumes ($1.8 million) and decreases due
to rates ($242,000) for a net increase
derived from investments of $1.5 million.
The overall yield on the entire investment
portfolio has decreased by 16 basis points
during the past twelve months. Looking at
1998, the investment interest increased by
$360,000 based on volume and decreased by
$187,000 due to rates.   Overall, the
yield on investments decreased by 24 basis
points from 1997 to 1998.
While interest-bearing liabilities
increased by 8% from September 30, 1998 to
September 30, 1999, the cost of those
liabilities decreased by 3%. The interest
paid on deposits decreased primarily due
to rates (679,000) and costs increased by
$469,000 based on the 8% growth.  The cost
of borrowings increased due to volumes
($1.5 million).  The overall cost of
funding the bank's assets has decreased by
19 basis points over the past twelve
months.   In 1998, the cost of deposits
increased by only $56,000 based on volumes
and decreased by $238,000 as a result of
rates. The cost of interest bearing
deposits decreased by 8 basis points when
comparing September 30, 1998 to September
30, 1997.
           The Bank's position with regard
to interest rate  sensitivity  consists of
the  matching  of  its assets  and
liabilities for repricing within  a  year.
There  is  some exposure to rising rates
out beyond  a year as the Bank has almost
$19.7 million invested  in callable
securities with final maturities of ten
years or  less.  The exposure lies with
the possibility that these  securities
would not be called.  The  bank  has
decreased  the  amount  of  callable
agencies  it  is purchasing  as well as
shortening the final maturities it  is
purchasing. With $55 million more
liabilities than  assets repricing within
the next twelve  months, if rates were to
rise by 200 basis points and the Bank did
not  change  its  posture  at  all,
simulations indicate  that  the Bank's net
interest  income  could decrease  by
approximately $835,000 during  the  first
year  of  the  rise.  Should rates fall by
200  basis points,  the Bank's net
interest income would increase by
approximately  $688,000  the  first  year.
The potential  reduction  in  net interest
income  should rates  rise by 200 basis
points equates to a potential 4.5% drop in
net interest income.
           The  Bank  reviews  its
allocation  to  the reserve  on  a monthly
basis and funds the reserve  as deemed
necessary.  The review includes a
provision for specific  credits,
provisions due  to  historic  loan losses
by loan types and reserves reflecting
industry concentrations,    credit
concentrations,    current
economic   conditions   and  underwriting
standards.
Additionally, the allocation contains a
provision  for impaired         loans  in
accordance  with  FASB  114/118.
Reference is made to the notes included in
this filing that  outlines the impaired
loan figures.   The  ratio for  the
reserve  for possible loan losses  has
been approximately 2% for a number of
years, and  continues with  a ratio of
1.9% at September 30, 1999 and  2.05% as
of  September  30, 1998.  The  bank's
delinquency ratio has continued to drop
over the years and is at a record   low.
Losses  in  the  loan  portfolio   were
estimated at $750,000 for 1999, with year
to date  net charge  offs  totaling
$207,000 compared  to  $460,000 during
the  first  nine months of 1998.   Losses
for calendar year 1998 were estimated to be $500,000.
     In 1995, the Bank added a provision
for impaired loans in accordance with FASB
114, "Accounting By Creditors for
Impairment of a Loan", as amended by
Statement No. 118.  A loan is impaired
when it is probable that the Bank will not collect all amounts due according to the contractual terms of the loan agreement.
Impaired loans are loans that are carried on a non-accrual status. Loans are returned to accrual status and are no longer considered to be impaired when they become current as to principal and interest or demonstrate a period of performance under the contractual terms, and in management's opinion are fully collectable. Certain loans are exempt from the provisions including large groups of smaller balance homogenous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans. Impaired loans totaled $656,000 and $1.7 million at September 30, 1999 and 1998, respectively. Reference is made to the notes included with this filing that outline the impaired loan figures.
  The bank retains a conservative posture
                   with
regard to non-accruing loans, placing
loans onto nonaccrual status once they
become past due 90 days or more. The
amounts represented below are shown in
thousands and represent the total dollars past due for the first nine months of each year listed.

Category                        1999
1998
90-day past due and still      $ 1,547
$1,300 accruing
Non-accruing                     1,737
2,023
           $3,284     $3,323 Gross loans
$260,774   $230,030 Percentage of gross
loans      1.26%      1.44%
           Other  income for the first
nine months  of 1999  was $4,215,000 and
$200,000 or 5% more than  the same  period
in  1998.  Card program fees  (including
credit  cardholder fees, merchant
processing fees  and check  card  fees)
surpassed  1998's  fee  income  by
$183,000  and constituted the majority of
the increase in other income.
     Other expense was 7.6% (or $376,000)
more in 1999 when  compared  to  1998, and
included  $250,000  for increased costs
for the card programs described above. As
mentioned earlier, the Bank has been
involved in  a number  of projects in the
past twelve months, one  of which  is  the
conversion of its banking  software  to
Information Technology, Inc. (ITI).  The
conversion is scheduled  for  second
quarter 2000 and  some  of  the
expenses  incurred include upgrades of
equipment  and the  hiring of a third
party vendor to assist with the
conversion,    including   project
management                                      and
individual employee training.
     Another  major endeavor is the
announcement  that Bar  Harbor  Bankshares
has agreed to  acquire  Dirigo
Investments,  Inc., an NASD Registered
Broker  Dealer firm  based in Ellsworth,
Maine, subject to regulatory approval.
Under  a restructuring  plan,  Bar  Harbor
Bankshares will form a new financial
services  holding company   to   be  known
as   BTI  Financial   Group. Following
its  acquisition, Dirigo Investments,
Inc. would  become a subsidiary of BTI
Financial Group  and would  continue to
operate as a full-service  discount
brokerage  firm.  BTI Financial Group
would  also  own and  operate  a Maine
chartered, non-depository  trust company
to be known as Bar Harbor Trust Services
and a newly                                     formed   SEC
registered  investment   advisor
offering portfolio management services to
be known  as Block  Capital  Management.
Bar Harbor Bankshares  is seeking
regulatory approval for each of  these
three operating  entities over the next 90
days. Expenses
incurred  in the formation of BTI
Financial Group  are included in the Other
Expense category.
     Salaries and employee benefits are
$202,000  (5%) higher  as of September 30,
1999 when compared to  the same  period
for 1998.  This includes merit increases,
increased  premiums  for  employee
insurance   plans, incentive accruals and
an increase of 8 people in  the full time
equivalent work force.
     Non-interest   income  (other
income)   as   of September 30, 1998 was
$432,000 ahead of September 30, 1997.           Trust income,
based on market value  of  trust
portfolios, was $190,000 ahead of the
previous  year's income.                         Additionally,
mortgage  servicing   rights
(implemented in January of 1996) were
ahead of 1997 by $132,000,  while  the
expense pertaining  to  mortgage servicing
rights  was also more  in  1998
($27,000). Income  generated from charges
to merchants for credit card  processing
was $80,000 more than  the  previous year.      The  cost of the
merchant credit card  program
for  the  twelve months ending September
30, 1998  was $150,000 more than the
previous year.
     Other  expenses,  those  expenses
that  are  not interest  or  human
resource related, as of  September 30,
1998  were 13% higher than at September
30,1997. The  cost of processing merchant
credit card work  and mortgage  servicing
rights  were  mentioned  earlier.
Additionally, the Bank was more active in
the media in 1998,  promoting  the
introduction of  the  new  money market
product, numerous loan promotions and
several new  TV  spots.   Postage was
almost $50,000  more  at September  30,
1999 and included additional  mailings for
tax  purposes  and the conversion  of  the
Trust Department to a new software vendor,
which took  place in  early  September of
1998.  In the spring of  1998, the Bank
hired a consultant to assist in the
selection process  for  new  banking
software.    The  selection process
continued throughout 1998 and is mentioned
in the 1999 conversion information above.
      As an update for Year 2000, the
Assessment Phase is  complete and the
Renovation Phase is substantially
complete. The bank has identified and
contacted  third party                          vendors
(operating  partners,  plastic   card
networks, public utilities, etc.) that are
critical to its                                 operations  and
success.   The  bank  has                       not
independently   verified  the  Year   2000   readiness
statements of these third party vendors.
Based on the assessment of system
readiness, the bank has  repaired or
replaced systems as required.  The
Validation Phase is  substantially
complete with all mission  critical
systems tested either internally or by
proxy.
      As  the bank monitors on-going
systems,  it  has also   developed  a
contingency  plan  in                        case   of
unanticipated  failures in any of the
bank's  systems. The  plan has identified
seven core business processes that  would
be critical for continued service  to  its
customers. Business resumption plans for
each of these processes  are  being
refined and specific  procedures are
being  developed to ensure the bank
prepares  for and  operates  through any
possible Year 2000  related interruptions.
The bank's contingency  plan  has  been
approved  by  its  Board  of Directors
and  is  being validated by an independent
party.
   The bank joined four other local banks
to create an Interbank Working Group for
the Year 2000.  This group continues  to
meet and assess liquidity, security  and
customer awareness issues.  The CEOs of
the five banks have   presented   a   bank
panel   consisting                              of
representatives of each of the five banks
to speak  at local businesses or civic
organizations. The five CEOs have  also
met  with  local media representatives  to
reiterate the message that banks have done
their  Year 2000  compliance work and that
funds maintained within banks are safe,
sound and insured.
     The  costs incurred thus far in 1999
for the Year 2000 initiative total $53,000
and are not expected  to exceed $100,000
by year end.
     The   financial  statements  for
1998  and  1999 include  the required
additional disclosures for  SFAS No.           130   and  132.
In  addition,  the                           Financial
Accounting  Standards  Board  issued  SFAS
No.  133,
Accounting  for  Derivative  Instruments
and  Hedging Activities and SFAS No. 134,
"Accounting for MortgageBacked Securities
Retained after the Securitization of
Mortgage  Loans  Held for Sale by a
Mortgage  Banking Enterprise".   SFAS  No.
133 will  be  effective  for fiscal  years
beginning after June 15, 2000  and  SFAS
No.   134  was  effective  the  first
fiscal  quarter
beginning  July 1, 1999.  Management does
not  expect the adoption of SFAS No. 133
to have a material effect on  the
financial statements.  The  adoption  of
the remaining standards has had no
material effect on  the financial
statements.
          As a financial summary, the
following ratios indicate the bank's
status.  The Bank's year  to  date
efficiency  ratio  is 60%.  The Bank's
year  to  date capital to asset ratio is
11.3%.  The Bank far exceeds the  required
risk based capital ratio of 8% with  its
Tier I ratio of 17.7%, total capital ratio
of 19%  and leverage  ratio  of  12.5%.
These  ratios  represent capital  of  $30
million in excess of the requirement for a well-capitalized bank.
Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BAR
HARBOR BANKSHARES
                                   /s/
Sheldon F. Goldthwait, Jr.

Date:  November 5, 1999
Sheldon F.
Goldthwait, Jr.

Chief Executive Officer


                                   /s/
Virginia M. Vendrell

Date:  November 5, 1999
Virginia M.
Vendrell
                                   Tre
                                   asu
                                   rer
                                   and
                                   Chi
                                   ef
                                   Fin
                                   anc
                                   ial
Officer