Form 10-K405
period 1999-12-31
BAR HARBOR BANKSHARES
filed 2000-03-31
CIK 743367

33


                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON DC  20549

                       FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)
For the fiscal year ended December 31, 1999.
Commission File No. 0-13666



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

Based on the closing price of the common stock of the
registrant, the aggregate market value of the voting
stock held by non-affiliates of the registrant, as of
March 1, 2000 is:
Common stock, $2.00 par value
$56,067,231

The number of shares outstanding of each of the
registrant's classes of common stock, as of March 1,
2000 is:
Common stock
3,398,014

Documents incorporated by Reference:
(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Part II, Items 6 through 8 and Part IV,
Item 14 of the Form 10-K.

INDEX

ITEM NUMBER                                       PAGE

1.     Business                                   3-5
2.     Properties                                 5-6
3.     Legal Proceedings                          6
4.     Submission of Matters to a Vote of         6
       Security Holders
5.     Market for Registrant's Common Equity and
       Related Stockholder Matters                7
6.     Selected Financial Data                    7
7.     Management's Discussion and Analysis of
       Financial Condition and Results of         7-19
       Operation
7a.    Quantitative and Qualitative Disclosures   20
       about Market Risk
8.     Consolidated Financial Statements and      21
       Supplementary Data
9.     Changes in and Disagreements with
       Accountants on Accounting and Financial    21
       Disclosure
10.    Directors and Executive Officers of the    22-
       Registrant                                 24
11.    Executive Compensation                     25-
                                                  27
12.    Security Ownership of Certain Beneficial
       Owners and Management                      28
13.    Certain Relationships and Related          29
       Transactions
14.    Exhibits, Financial Statement Schedules
       and Reports on Form 8-K                    30-
                                                  31

</TABL
E>
                        PART I

ITEM 1.  BUSINESS

Bar Harbor Bankshares, ("the Company"), was incorporated January 19, 1984. As of December 31, 1999, the Company's securities consisted of one class of common stock ("the Common Stock"), par value of $2.00 per share, of which there are 3,421,514 shares outstanding held of record by approximately 1,074 stockholders.

The Bank conducts operations typical of a full service, independent, community bank. It has ten offices in coastal Maine, including its principal office located at 82 Main Street, Bar Harbor, as well as offices in Hancock County, adjacent Washington County and a trust department office in Penobscot County. The Hancock
County offices are located at Main Street, Northeast
Harbor; Main Street, Southwest Harbor; Main Street,
Blue Hill; route #15, Deer Isle; corner of High and
Washington Streets, Ellsworth; and Main Street, Winter
Harbor. The Washington County offices are located at the corner of Routes 1 and 1A, Milbridge; Main Street,
Machias; and Washington Street, Lubec. The Bank performs its operations, check clearing, technology and mail services in its Operations Center located on Avery
Lane in Ellsworth, Maine. In addition, the Bank's Trust
Department has an office at One Cumberland Place, Bangor, Maine.

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

The Bank operates in a highly competitive market.
Competition among banks in Maine has increased in recent years and includes competition from branch offices of statewide and interstate bank holding companies located in the Bank's market area. The Bank continues to be one of the larger independent commercial banks in the State of Maine.

In the Bank's immediate service area there are two other independent commercial banks, one savings and loan association, three savings bank branch offices and three commercial bank branch offices owned by holding companies based outside the state.

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

The Bank provides the normal banking services offered by a commercial bank including checking accounts, NOW accounts, all forms of savings and time deposit accounts, individual retirement accounts, safe deposit boxes, collections, travelers checks, night depository services, direct deposit payroll services, automated teller services, credit cards, personal money orders, bank-by-mail and club accounts and drive-up facilities at all offices. During 1999, the Bank introduced
TeleDirect, an interactive voice response system through which customers can get product information, check balances and activity on their accounts as well as perform transfers between their own accounts. The
Bank also has arrangements with other institutions for the provision of certain services, which it does not provide directly, such as computerized payroll services. In addition, the Bank operates a large Trust
Department, including an office in Bangor, Maine.
Market value for the assets held in the Trust
Department as of December 31, 1999 was $379 million compared to $385 million in 1998 and included $17.3 million in new business.

The Bank has Automated Teller Machines (ATMs) located in each of its ten branch locations. These ATMs access major networks for use of the Bank's cards throughout the United States including the Plus and NYCE systems as well as the major credit card networks.

In addition to the foregoing, the Bank offers lending services including consumer credit in the form of installment loans, overdraft protection (stand-by credit), VISA credit card accounts, student loans, residential mortgage loans and home equity loans. It offers business loans to individuals, partnerships and corporations for capital construction, the purchase of real estate and working capital. Business loans are provided primarily to organizations and individuals in the tourist, health care, blueberry, shipbuilding and fishing and aquaculture industries as well as to the usual small businesses associated with small coastal communities. Certain larger loans which would exceed the Bank's lending limits are written on a participation basis with correspondent banks, with the Bank retaining only such portions of those loans as are within its lending limits. The Bank also provides trust and estate planning services to its customers. The principal market area for all of the Bank's services consists of Hancock and Washington Counties. The Bank's policy for lending limits is up to 20% of its equity to any borrower provided that the loans are secured and approved by the Directors Loan Committee. This committee is chaired by a member of the Bank's Board of Directors, Bernard K. Cough, and includes members of the Bank's management as well as Board of Directors.

As a state chartered bank, the Bank is supervised and regulated by the Bureau of Banking of the State of Maine and the Federal Deposit Insurance Corporation. In addition, as a bank holding company, the Company is supervised and regulated by the Federal Reserve Bank.
See also Footnote 13 in the notes to the financial statements of the Annual Report to Stockholders.

In January of 2000, Bar Harbor Bankshares Chairman,
John P. Reeves, announced that Dean S. Read will be joining the Company as Executive Vice President and Chief Operating Officer of Bar Harbor Bankshares and its wholly-owned subsidiary Bar Harbor Banking and Trust Company. Mr. Read will be responsible for management of all internal corporate functions as well as stockholder relations and activities. Mr. Read will succeed Sheldon F. Goldthwait, Jr. as President and
Chief Executive Officer upon Mr. Goldthwait's retirement in 2000. Mr. Read brings 30 years of commercial banking experience to the Company. He most recently served as Senior Vice President and Senior
Relationship Manager with Key Bank National Association in Augusta, Maine.

The Bank is not engaged in any material research activities relating to the development of new services or the improvement of existing services except in the normal course of business activities. In order to better serve its customers, it is the Bank's intent to convert its major banking software systems in the second quarter of 2000. This conversion will include lending, deposit, general ledger, teller and item image applications. As of December 31, 1999, the Bank employed 182 persons in a full or part-time basis. The
President, Executive Vice President, Senior Vice
President of the Trust Department, Senior Vice
President and Treasurer, and Senior Vice President in charge of Human Resources are employed by the Bank as well as serving as officers of the Company. The Company does not compensate them for their services. There are no employees of the Company.

On  October 4, 1999, the Company formed a wholly  owned
subsidiary  as the first step in a plan to  expand  and
reorganize  the  provision of financial  services.   On
January  10,  2000, the new subsidiary,  BTI  Financial
Group,  acquired  Dirigo  Investments,  Inc.,  a   NASD
Registered  broker  dealer firm  in  Ellsworth,  Maine.
Dirigo Investments, Inc. will continue to operate as  a
full-service discount brokerage firm.  In addition, BTI
Financial  group  has  formed two  other  wholly  owned
operating subsidiaries: Block Capital Management, which
it intends to register with the Securities and Exchange
Commission  as  an investment advisor, and  Bar  Harbor
Trust  Services, to which the Bank intends to  transfer
its  trust  assets after obtaining requisite regulatory
and court approvals.

The  purchase  of  Dirigo  Investments,  Inc.  will  be
accounted  for under the purchase method of accounting.
In  addition  to  facilitating the purchase  of  Dirigo
Investments, Inc., the Bank will contribute capital  to
Bar  Harbor  Bankshares, which, in turn,  will  make  a
capital   contribution  to  BTI  Financial   Group   to
initially  capitalize  Bar Harbor  Trust  Services  and
Block   Capital   Management.   The  Bank   also   will
contribute  sufficient capital to Bar Harbor Bankshares
to  provide funds needed to compensate the Bank for the
transfer  of its Trust Department assets to Bar  Harbor
Trust Services.  Lastly, the Company has purchased real
estate  in  the  Ellsworth area, which will  house  the
operations of BTI Financial Group and its subsidiaries.
The  total  transfer of capital for these  purposes  is
expected to be in excess of $7 million.

The  addition of these three subsidiaries will position
BTI  Financial  Group to more fully  participate  in  a
dynamic  segment  of  the financial services  industry.
Dirigo Investments, Inc., Block Capital Management  and
Bar  Harbor Trust Services will provide a broader range
of  integrated  financial services to  Dirigo  clients.
Dirigo  will provide local brokerage services to  Block
Capital   Management  and  Bar  Harbor  Trust  Services
clients.   Each of these entities will face significant
competition for these services from local banks,  which
may  now  or  in  the future offer a similar  range  of
services,  as well as from a number of brokerage  firms
and  investment  advisors with offices  in  the  Bank's
market  area.  In addition, most of these services  are
widely  available to the Bank's customers by  telephone
and over the Internet through firms located outside  of
the Bank's market area.

The foregoing discussion, as well as certain other
statements contained in this Form 10-K, or incorporated
herein by reference, contain statements which may be
considered to be forward-looking within the meaning of
the Private Securities Litigation and Reform Act of
1995.  Forward looking statements relate to future
operations, strategies, financial results or other
developments and are based on estimates and assumptions
that are subject to significant business, economic and
competitive uncertainties, many of which are beyond the
Company's control or are subject to change. The
expected benefits of the acquisition of Dirigo
Investments, Inc. and the operations of Block Capital
Management and Bar Harbor Trust Services are subject to
a number of future uncertainties including the ability
of Bar Harbor Bankshares to successfully integrate the
proposed new entities with its existing operations and
customer base, future competition from financial
institutions and others which may be in the future
offer competing services, future changes in state and
federal laws and regulations governing financial
services and securities, and the ability of existing
personnel to successfully manage the proposed financial
services group.   The Company disclaims any obligation
to publicly update or revise any forward-looking
statement contained in the foregoing discussion, or
elsewhere in this Form 10-K.


The Company and its subsidiaries employ a total of 182 employees.

On December 8, 1998, the Board of Directors of the
Company declared a 100% stock dividend to owners of record as of December 28, 1998, payable on January 25, 1999. All share and per share data information included in the Form 10-K have been restated to reflect the 100% stock dividend.


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

11. An Operations Center is located on Avery Lane,
Ellsworth, Maine and houses the Bank's operations, check clearing, technology, training and mail departments. The building was constructed in 1996, with occupancy by the Bank taking place in January of 1997.

A parcel of land adjacent to the Blue Hill branch was purchased in 1981 but has not been developed.

In addition to the above Bank offices, in 2000, the Company acquired land and a building on High Street in Ellsworth, Maine located immediately behind the Bank's
Ellsworth branch which will house the operations of BTI
Financial Group and its subsidiaries.


The Bank has Automated Teller Machines (ATMs) located in each of its ten branch locations.



ITEM 3. LEGAL PROCEEDINGS
Not applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

Not applicable.


                        PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

High and low bids for each quarter of 1999 and 1998 are listed below per quotes from The Wall Street Journal.
The Company's common stock is traded on the American
Stock Exchange (AMEX) under the symbol BHB. Per share data information has been adjusted to reflect the 100% stock dividend described above.

        1st Quarter    2nd Quarter    3rd Quarter   4th Quarter
       High           High           High          High
       Low            Low            Low           Low
1999   23.50 to       22.25 to       22.00 to      21.375 to
       20.125         18.00          18.00         17.625
1998   29.00 to       29.50 to       25.25 to      25.00 to
       25.125         24.875         19.25         17.00




ITEM 6.  SELECTED FINANCIAL DATA

Selected financial information for the past five years is contained on Page 3 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 and is incorporated herein by reference.




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in the section captioned
"Management's Discussion and Analysis of Financial
Condition and Results of Operations" in the Company's
Annual Report is incorporated herein by reference.

  AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST
                       EARNINGS
                (Amounts in Thousands)
                         1999

                              AVERAGE          YIELD/
                              BALANCE  INTERE   RATE
                                         ST
ASSETS
Loans                         $248,708  $21,77  8.76%
                                             7
Taxable Investment             149,698   9,798  6.55%
Securities
Non-Taxable Investment           5,332     316  5.92%
Securities
Fed. Funds Sold & Money          1,128      61  5.38%
Market Funds
Total Interest-Earning        $404,866  $31,95  7.89%
Assets                                       2
Non-Interest Earning Assets:
Total Cash and Due from         11,450
Banks
Allowance for Possible Loan    (4,781)
Losses
Bank Premises and Equipment      7,960
Other Assets                     9,060
TOTAL ASSETS                  $428,555

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest Bearing Demand        $44,115  $  480  1.29%
Deposits
Savings Deposits                77,021   2,338  3.04%
Time Deposits                  110,854   5,471  4.93%
Repurchase Agreements and       74,640   3,930  5.26%
Short Term Borrowings
Long Term Borrowings            28,662   1,583  5.52%

TOTAL INTEREST BEARING        $335,292  $13,80  4.12%
LIABILITIES                                  2

Non-Interest Bearing
Liabilities:
Non-Interest Bearing Demand     43,103
Deposits
Other Liabilities                2,029
Stockholders' Equity            48,131
TOTAL LIABILITIES AND
STOCKHOLDERS'                 $428,555
     EQUITY
NET EARNING ASSETS             $69,574
NET INTEREST INCOME/NET                 $18,15  3.77%
INTEREST SPREAD                              0
NET INTEREST MARGIN                             4.48%
NET EARNINGS FOR YEAR END       $6,225
DIVIDENDS PAID IN CURRENT       $2,476
YEAR

RETURN ON EQUITY AND ASSETS
RETURN ON AVERAGE ASSETS         1.45%
RETURN ON AVERAGE EQUITY        12.93%
DIVIDEND PAYOUT RATIO           39.78%
EQUITY CAPITAL TO ASSETS        11.23%
RATIO

  AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST
                       EARNINGS
                (Amounts in Thousands)
                         1998

                              AVERAGE          YIELD/
                                        INTERE  RATE
                              BALANCE     ST
ASSETS
Loans                          $224,40  $21,29  9.49%
                                     6       0
Taxable Investment Securities  111,111   7,450  6.71%
Non-Taxable Investment           6,650     424  6.37%
Securities
Fed. Funds Sold & Money            955      47  4.92%
Market Funds
Total Interest-Earning Assets  $343,12  $29,21  8.51%
                                     2       1
Non-Interest Earning Assets:
Total Cash and Due from Banks   10,856
Allowance for Possible Loan    (4,721)
Losses
Bank Premises and Equipment      7,823
Other Assets                     6,577
TOTAL ASSETS                   $363,65
                                     7

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest Bearing Demand        $41,872    $622  1.48%
Deposits
Savings Deposits                57,791   1,650  2.86%
Time Deposits                  116,262   6,267  5.39%
Repurchase Agreements and       39,644   2,133  5.38%
Short Term Borrowings
Long Term Borrowings            22,849   1,301  5.69%

TOTAL INTEREST BEARING         $278,41  $11,97  4.30%
LIABILITIES                          8       3

Non-Interest Bearing
Liabilities:
Non-Interest Bearing Demand     38,890
Deposits
Other Liabilities                2,177
Stockholders' Equity            44,172
TOTAL LIABILITIES AND
STOCKHOLDERS'                  $363,65
     EQUITY                          7
NET EARNING ASSETS             $64,704
NET INTEREST INCOME/NET                 $17,23  4.21%
INTEREST SPREAD                              8
NET INTEREST MARGIN                             5.02%
NET EARNINGS FOR YEAR END       $6,607
DIVIDENDS PAID IN CURRENT       $2,307
YEAR
RETURN ON EQUITY AND ASSETS
RETURN ON AVERAGE ASSETS         1.82%
RETURN ON AVERAGE EQUITY        14.96%
DIVIDEND PAYOUT RATIO           34.92%
EQUITY CAPITAL TO ASSETS        12.14%
RATIO

  AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST
                       EARNINGS
                (Amounts in Thousands)
                         1997

                            AVERAG          YIELD/
                               E     INTERE  RATE
                                       ST
                            BALANC
                               E
ASSETS
Loans                        $217,2  $21,02  9.68%
                                 95       8
Taxable Investment           96,195   6,792  7.06%
Securities
Non-Taxable Investment       10,653     651  6.11%
Securities
Fed. Funds Sold & Money         900      47  5.23%
Market Funds
Total Interest-Earning       $325,0  $28,51  8.77%
Assets                           43       8
Non-Interest Earning
Assets:
Total Cash and Due from       9,797
Banks
Allowance for Possible Loan  (4,465
Losses                            )
Bank Premises and Equipment   7,737
Other Assets                  6,442
TOTAL ASSETS                 $344,5
                                 54

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest Bearing Demand      $39,53    $668  1.69%
Deposits                          2
Savings Deposits             52,455   1,334  2.54%
Time Deposits                122,49   6,791  5.54%
                                  1
Repurchase Agreements and    40,769   2,238  5.49%
Short Term Borrowings
Long Term Borrowings         11,486     679  5.91%

TOTAL INTEREST BEARING       $266,7  $11,71  4.39%
LIABILITIES                      33       0

Non-Interest Bearing
Liabilities:
Non-Interest Bearing Demand  36,545
Deposits
Other Liabilities             1,804
Stockholders' Equity         39,472

TOTAL LIABILITIES AND
STOCKHOLDERS'                $344,5
     EQUITY                      54
NET EARNING ASSETS           $58,31
                                  0
NET INTEREST INCOME/NET              $16,80  4.38%
INTEREST SPREAD                           8
NET INTEREST MARGIN                          5.17%
NET EARNINGS FOR YEAR END    $6,422
DIVIDENDS PAID IN CURRENT     2,065
YEAR

RETURN ON EQUITY AND ASSETS
RETURN ON AVERAGE ASSETS      1.86%
RETURN ON AVERAGE EQUITY     16.27%
DIVIDEND PAYOUT RATIO        32.15%
EQUITY CAPITAL TO ASSETS     11.46%
RATIO

            NOTES TO AVERAGE BALANCE SHEET

1.   Tax-exempt income is calculated at coupon rate,
not adjusted on a tax equivalent basis.
1.   At December 31, 1999, loans on non-accrual status
  totaled $2,016,000.  These loans are included in the
  loan category on the preceding Average Balance Sheet.
  If interest had been accrued on such loans, interest
  income on loans would have been $107,900 higher in
  1999.
2.   Based on information reported by the Uniform Bank
  Performance Report, the Bank's net interest margin for
  1999 is consistent with the national average for peer
  banks.  In previous years, the net interest margin had
  remained at higher than the national average levels.
  The Bank is a community bank which focuses its efforts
  on customer relationships and good service while
  remaining competitive in the demand for loans, both in
  the commercial and consumer sectors. The spread and
  margin for the Bank have been decreasing over the past
  three years, as competition for the same customers
  within the Bank's market area continues to grow.   The
  average yield on the Bank's earning assets dropped to 7.89% from 8.51% as of December 31, 1999. This had an impact on the net interest margin for the Bank, which dropped on average by 62 basis points when comparing
  1999 to 1998. In comparison, the average rate on the bank's earning assets dropped 26 basis points in 1998 as compared to 1997, and the margin dropped 15 basis points. The Bank continues to seek quality loans, broadening its customer base as the spread tightens.
  The effect of rates and volumes is exemplified further in the Rate Volume Analysis as found below


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


             YEAR-ENDED DECEMBER 31, 1999
             COMPARED TO DECEMBER 31, 1998
             INCREASES (DECREASES) DUE TO:

                                VOLUME   RATE   NET
Loans                           $2,201  ($1,71   $487
                                            4)
Taxable Investment Securities    2,530   (164)  2,366
Non-taxable Investment            (80)    (28)  (108)
Securities
Federal Funds Sold and Money        11    (15)    (4)
Market Funds

TOTAL EARNING ASSETS            $4,662  ($1,92  $2,74
                                            1)      1

Deposits                          $650  ($900)  ($250
                                                    )
Repurchase Agreements and        1,845    (48)  1,797
Short Term Borrowings
Long Term Borrowings               322    (40)    282
TOTAL INTEREST BEARING          $2,817  ($988)  $1,82
LIABILITIES                                         9
NET CHANGE IN INTEREST          $1,845  ($933)   $912

             YEAR-ENDED DECEMBER 31, 1998
             COMPARED TO DECEMBER 31, 1997
             INCREASES (DECREASES) DUE TO:

                                VOLUME  RATE     NET
Loans                             $680  ($418)   $262
Taxable Investment Securities    1,005   (357)    648
Non-taxable Investment           (254)      27  (227)
Securities
Federal Funds Sold and Money         4       6     10
Market Funds

TOTAL EARNING ASSETS            $1,435  ($742)   $693

Deposits                          $131  ($385)  ($254
                                                    )
Repurchase Agreements and         (61)    (44)  (105)
Short Term
     Borrowings
Long Term Borrowings               648    (26)    622
TOTAL INTEREST BEARING            $718  ($455)   $263
LIABILITIES
NET CHANGE IN INTEREST            $717  ($287)   $430

            SUMMARY OF INVESTMENT PORTFOLIO

The information presented below is to facilitate the analysis and comparison of sources of income and exposure to risks.

                              1999     1998     1997
U. S. Treasury Securities
and
Obligations of Other U.
S. Government                    $   $5,690  $13,250
     Agencies                2,424
Mortgage Backed
Securities:                 94,592   88,101   57,913
     U. S. Government
Agencies
Other                       14,636    6,668    5,082
Obligations of State and
Political                    4,422    5,634    8,105
      Subdivisions
Other Bonds                 12,757    7,069    1,001
SECURITIES HELD TO         $128,83  $113,16  $85,351
MATURITY                         1        2

Obligations of Other U.
S. Government               28,155   12,332    8,803
     Agencies
Mortgage Backed
Securities:
     U. S. Government        2,334    4,936    5,233
Agencies
Marketable Equity            1,201      576      572
Securities

SECURITIES AVAILABLE FOR         $  $17,844  $14,608
SALE                        31,690



  MATURITY SCHEDULE FOR INVESTMENTS HELD TO MATURITY
                   At December, 1999

                                        Greate  Greate
                                        r than  r than  Greate
                                    One    One    Five  r than
                                Year or   year   Years     Ten
                                   Less     to  to Ten   Years
                                          Five   Years
                                         Years
Obligations of Other U. S.
Government Agencies             $     0 $2,424    $  0       $
                                                             0
     Average Yield                      6.79%

Mortgage-backed Securities:
     U. S. Government Agencies       70  2,343  21,254  70,925
     Average Yield               8.69%  6.34%   6.51%   6.82%

Mortgage-backed Securities:
     Other                            0    285   3,821  10,530
     Average Yield                      5.25%   6.69%   6.74%

Obligations of State and
Political Subdivisions            1,925  1,567     420     510
     Average Yield               6.77%  5.67%   6.20%   6.20%

Other Bonds                     $     0 12,254     503       $
                                                             0
     Average Yield                      6.41%   8.24%

TOTAL                                 $      $       $       $
                                  1,995 18,873  25,998  81,965

           MATURITY SCHEDULE FOR INVESTMENTS
        AVAILABLE FOR SALE AT DECEMBER 31, 1999
                    (at fair value)

                                         Greater
                       One      One      than     Greater
                       Year     Year to  Five     than Ten
                       or       Five     Years    Years
                       Less     Years    to Ten
                                         Years
Obligations of Other
U. S. Government             $        $        $          0
Agencies                          5,092   23,063
     Average Yield          %    6.49%    6.69%
Mortgage-Backed
Securities:                  0        0        0      2,334
     U. S. Government
Agencies
     Average Yield                                  7.81%

TOTAL                        $        $        $   $  2,334
                             0    5,092   23,063

Mortgage backed securities are included based upon the final maturity date of the security.

The maturity schedule for securities available for sale
excludes marketable equity securities totaling
$1,200,500

Yields on tax-exempt bonds were not computed on a tax equivalent basis.

The Bank does not hold any securities for a single issuer, other than U. S. Government agencies and corporations, where the aggregate book value of the securities exceed 10% of the Bank's stockholders' equity.

The maturities for the mortgage-backed securities are shown at the stated maturity. If the Bank presented mortgage-backed securities by average expected life, the breakdown would be:

                                  Greater   Greater
                           One    than One    than    Greater
                         Year or  Year to     Five   than Ten
                           Less     Five     Years     Years
                                   Years     to Ten
                                             Years
Mortgage-backed
Securities Held to          4,092   33,035    43,443    28,658
     Maturity
Mortgage-backed
Securities Available                 2,334         0         0
     For Sale at Fair
Value

Changes in the market value of the investment portfolio follow national interest rate fluctuations. As national interest rates rose 75 basis points during 1999, the value of the portfolio decreased with the total unrealized loss (before tax benefit) approximating
$(4,951,858) at December 31, 1999 over book value. The
Bank does not hold any interest only or principal only bonds, nor does it hold any debt securities whose market value could change to a greater degree than traditional debt.


SUMMARY OF LOAN PORTFOLIO

                           1999      1998     1997    1996    1995
Real estate loans:
   Construction &             $         $        $       $       $
Development              15,674    11,366    7,925   8,906   8,072
   Mortgage              195,64   168,258  158,592
                              5                     146,04  135,06
                                                         1       8
   Loans to finance
agricultural             10,814    10,308    9,993
   Production and other                             10,092  10,377
loans to farmers
Commercial and           22,561    22,778   23,696
industrial loans                                    29,040  29,807

Loans to individuals
for household,
   Family and other      15,693    16,538   16,668  17,242  17,640
personal
   expenditures
All other loans             282       138      209     319       7
Real Estate Under           520        49       56     320     794
Foreclosure

TOTAL LOANS              $261,1   $229,43  $217,13  $211,9  $201,7
                             89         5        9      60      65

     Less:  Allowance
for possible loan         4,293     4,455    4,743   4,293   4,048
               Loss
NET LOANS                $256,8   $224,98  $212,39  $207,6  $197,7
                             96         0        6      67      17


                                 PAST DUE LOANS
The figures below represent loans past due 30 days or more (% is percentage of loans outstanding for a specific category of loans).

                  1999   %   1998   %    1997  %   1996  %  1995   %
                        <C         <C         <C        <C        <C
                        >          >          >         >         >
Construction &
                   373  2.    246  2.     129 1.    247 2.   214  2.
Development              4          2          6         8         7
Real Estate       6,75  3.   5,75  3.   3,682 2.   4,10 2.  3,00  2.
                     7   4      0   4          3      0  8     9   2
Commercial,
Industrial and    1,40  4.   1,30   3.  1,041  3.  1,47 3.   517  1.
     Other           5   2      9    9          1     9  8         3
Loans to           476  3.    567  3.     450 2.    462 2.   434  2.
individuals              0          4          7         7         5
Loans past due
90 days or         710  0.   1,71  0.     774 0.    733 0.   849  0.
   more and              3      0   8          4         4         4
still accruing*
Non-Accruing      2,01  0.   1,74  0.   3,236 1.   3,54 1.  3,36  1.
Loans                6   8      4   8          5      1  7     0   7

*The percentage for loans past due 90 days or more and still accruing and non-accruing loans relate to total loans outstanding. Each loan in these categories is also included in its past due loan category.

Loans that were non-performing as of December 31, 1998 and for which the real estate was acquired by the Bank in 1999 totaled $64,400.

          MATURITY SCHEDULE - LOAN PORTFOLIO
                As of December 31, 1999

                                         After
                             One Year      One   After
                              or Less     Year    Five
                                       through   Years
                                          Five
                                         Years
   Commercial, Financial
   and                       $ 12,635        $       $
        Agricultural                     9,065  11,675
   Real estate
   Construction and Land     $ 11,243  $ 1,100       $
        Development                              3,331

The Bank makes construction loans on the basis of: a) permanent financing from another financial institution, or b) approval at the time of origination for permanent financing by the Bank itself. In addition, a number of large commercial real estate loans are written and priced on the basis of fixed rates with a three to five year balloon payment. It is generally the intent of the Bank to re-negotiate the rate and term of the loan at the balloon maturity. Lines of credit are renewed annually. There are consumer construction loans that will either be sold to the secondary market upon completion of construction or rolled into the permanent portfolio of residential mortgage loans.

The total amount of commercial, financial and agricultural, construction, and land development loans with adjustable interest rates and maturities of greater than one year is $13.6 million and with fixed interest rates and maturities of greater than one year is $10.6 million.




RISK ELEMENTS

                      1999  1998   1997   1996   1995
   Loans accounted
   for on a non-      $2,0  $1,7  $3,23  $3,54  $3,36
        accrual         16    44      6      1      0
   basis
   Accruing loans
   contractually         $  $1,7      $      $      $
   past                710    10    774    733    849
      Due 90-days
   or more

It is the policy of management to review past due loans on a monthly basis. Those loans 90-days or more past due which are not well secured or in the process of collection are designated as non-accruing. This includes government guaranteed loans unless the guaranteed portion has been sold. If interest had been accruing on such loans, interest income on loans would have been $107,900 higher in 1999. Interest collected on these loans totaled $73,900 in 1999 and was included in net income. Non-accrual loans and those loans 90-days past due and still accruing represent 1.10% of average loans for 1999 and 1.51% for 1998.

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

Loans to the hospitality industry (hotels and restaurants) represent the highest loan concentration by industry at 65% of capital, $32.5 million up from $30.5 million in 1998. Other substantial loan concentrations include fishing, which dropped from $8.9 million in 1998 to $6.9 million in 1999, and commercial and real estate development, decreasing slightly from $12.7 million to $11.7 million.

As most loans granted by the Bank are collateralized by real estate, the ability of the Bank's borrowers to repay is dependent on the level of economic activity and the level of real estate values in the Bank's market area. Because of the increasing health of the tourist industry and other industries in its market area, the Bank has benefited from the economic well being of its customers.



                SUMMARY OF LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb possible loan losses based on evaluation of their collectibility and prior loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans, and current and anticipated economic conditions that may affect the borrower's ability to pay.

While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Impaired loans, including restructured loans, are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Management takes into consideration impaired loans in addition to the above mentioned factors in determining the appropriate level of allowance for loan losses.

With the exception of 1995, net loans charged off for
the past five years have been below three tenths of one
percent.   The percentage of net charged off loans to
average loans in 1997 represented the lowest percentage
(.08%) in the five years presented. In 1997, there was a recovery of a single loan of $300,000 that was charged off in a previous year; but, absent that recovery, net charge offs would have been .22% of total loans. In 1995, the majority of charge offs were commercial loans secured by real estate or real estate mortgages. For the past five years, the majority of loans charged off have been loans to individuals and included many small loans and credit card debt.
However, the increase in commercial loan charge offs in 1995 included the charge down of a large commercial loan. Another large commercial loan charge off increased the commercial charge offs for 1999.

Approximately 28% of the loans charged off in 1995
represented loans secured by real estate, and 39% represented commercial credits, with recoveries totaling $97,000. In 1996, charged off loans to individuals represented over half of the total charge offs for that year and resulted from losses on installment loans and credit cards. This pattern continued in 1997 and 1998 with installment loans and other consumer loans representing 78% and 57%, respectively, of the total charge offs. In 1999, net losses in the commercial and agricultural portfolios totaled $394,000 or 62% of the net charged off loans.


Based on past experience and management's assessment of the present loan portfolio, it is expected that net loan charge offs for 2000 will not exceed $660,000.




A breakdown of the allowance for possible loan losses is as follows:

                 1999          1998          1997
                    Percen       Perce          Percen
                    t of         nt of          t of
                    Loans        Loans          Loans
                    in           in             in
             Amou   each   Amou  each   Amount  each
             nt     Catego nt    Categ          Catego
                    ry to        ory            ry to
                    Total        to             Total
                    Loans        Total          Loans
                                 Loans
Real Estate      $  81.10%  $1,2  78.31      $  76.71%
Mortgages      627            40      %    146
Installments
and other     1,10   6.01%   323  7.21%  2,939  7.68%
loans to         9
individuals
Commercial,
financial     1,87  12.78%  1,01  14.42    481  15.51%
and              8             0      %
Agricultural
Other          183    .11%   180   .06%      0   .10%
Unallocated    496    .00%  1,70   .00%  1,177   .00%
                               2
TOTAL         $4,2  100.00  4,45  100.0 $4,743  100.00
                93       %     5     0%           %


                1996          1995
                   Perce        Percen
                   nt of        t of
                   Loans        Loans
                   in           in
                   each         each
             Amou  Categ  Amou  Catego
             nt    ory    nt    ry to
                   to           Total
                   Total        Loans
                   Loans
Real Estate  $1,0  73.26      $ 71.34%
Mortgages      54    %      915
Installments
and other    1,45  8.13%   1,46 8.74%
loans to        7             9
individuals
Commercial,
financial     629  18.46    278 19.92%
and                  %
Agricultural
Other           0  .15%       0 0.00%
Unallocated  1,15  0.00%   1,38 0.00%
                3             6
TOTAL        $4,2  100.0   $4,0 100.00
               93   0%       48   %


            SUMMARY OF LOAN LOSS EXPERIENCE

 ALLOWANCE FOR LOAN   1999   1998    1997   1996     1995
       LOSSES
Balance at beginning      $ $4,743  $4,293  $4,048  $3,892
of period             4,455
Charge offs:
     Commercial,
Financial,              445    217     102     195     377
     Agricultural,
Others
     Real Estate         58    113      27     131     256
Mortgages
     Installments
and other loans         385    458     456     385     268
     to Individuals
Total Charge Offs       888    788     585     711     901

Recoveries:
     Commercial,
Financial,               51     40     169      73      20
     Agricultural,
Others
     Real Estate         60     21     154      94      20
Mortgages
     Installments
and other loans         141    103      92      69      57
     to Individuals
Total Recoveries        252    164     415     236      97

Net Charge Offs         636    624     170     475     804
Provision Charged to    474    336     620     720     960
Operations

Balance at End of     $4,29 $4,455  $4,743  $4,293  $4,048
Period                    3

Average loans
outstanding during    $248, $224,4  $217,2  $207,1  $195,1
period                  708     06      95      88      79

Net Charge Offs to
Average Loans           .26    .28     .08     .23     .41
     Outstanding
during Period



             SUMMARY OF DEPOSIT PORTFOLIO

                       1999            1998            1997
                  Averag  Averag  Averag  Averag  Averag  Averag
                     e    e Rate     e    e Rate     e    e Rate
                  Balanc          Balanc          Balanc
                     e               e               e
Demand Deposits    $43,10          $38,89          $36,54
                        3               0               5
NOW Accounts       44,115   1.07%  41,872  1.48%   39,532  1.69%
Savings Accounts   77,021   3.04%  57,791  2.86%   52,455  2.54%
Time Deposits      110,85   4.93%  116,26  5.39%   122,49  5.54%
                        4               2               1
Total Deposits     $275,0          $254,8          $251,0
                       93              15              23




MATURITY SCHEDULE FOR TIME DEPOSITS $100,000 OR MORE
AT DECEMBER 31, 1999

                                      Over Six
                     Over Three    Months Through
    Three Months   Months Through  Twelve Months   Over Twelve
       or Less       Six Months                      Months
       $ 7,558        $  2,190        $  6,289       $  898

RETURN ON EQUITY AND ASSETS

                          1999   1998     1997
 Return on Average       1.45%   1.82%   1.86%
 Assets
 Return on Average       12.93  14.96%   16.27%
 Equity                    %
 Dividend Payout Ratio   39.78  34.92%   32.15%
                           %
 Average Equity Capital
 to Average Assets       11.23  12.14%   11.46%
 Ratio                     %


                 SHORT TERM BORROWINGS

                                       Maximum  Average  Weighte
                      Balance Weighte  Outstan   Amount     d
                      at end     d     ding at  Outstan  Average
                        of    Average   Month     ding   Interes
                      Period  Interes    End     During   t Rate
                               t Rate             Year    During
                                                           Year
1999
FHLB Advances         $74,000  5.76%    $74,000  $60,396  5.31%
Repurchase            $ 8,807  4.50%    $11,209  $ 8,264  4.48%
Agreements
1998
FHLB Advances         $26,000  5.26%    $29,000  $22,849  5.69%
Repurchase             $8,092  4.63%    $10,192   $6,686  4.74%
Agreements

1997                  $24,000  5.69%    $45,125  $34,207  5.67%
FHLB Advances
Repurchase             $4,474  5.12%     $8,025   $5,244  4.61%
Agreements

Repurchase agreements generally mature within one to four days from the transaction date.

The terms for short-term FHLB advances taken in 1999 ranges from 7 days to 365 days and averaged 84 days.

The terms for short-term FHLB advances taken in 1998 ranges from 7 days to 273 days and averaged 80 days.

The terms for short-term FHLB advances taken in 1997 range from 7 days to 365 days and averaged 62 days.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market  risk is the risk of loss arising from  adverse
changes in the fair value of financial instruments due
to  changes in interest rates. The Bank's market  risk
is  composed  primarily  of interest  rate  risk.  The
Bank's Asset/Liability Committee (ALCO) is responsible
for  reviewing the interest rate sensitivity  position
of  the  Company and establishing policies to  monitor
and   limit  exposure  to  interest  rate  risk.   All
guidelines and policies established by ALCO have been approved by the Board of Directors.

Asset/liability management has the role of maintaining
a  balance  between interest-sensitive earning  assets
and interest-bearing liabilities. Effective management
of  interest  rate risk can protect the  Bank  against
adverse changes in interest rates and can enhance  the
Bank's  interest margins and earnings through  periods
of  changing  interest  rates.   In  times  of  rising
interest  rates, Bar Harbor Banking and Trust  Company
will   maximize   earnings  if   more   loans   and/or
investments are subject to rate changes than interest bearing liabilities. As interest rates rise, the Bank monitors its rate sensitivity seeking to ensure that both assets and liabilities respond to changes in interest rates to minimize the effect of those changes on net interest income.

As  of December 31, 1999, Bar Harbor Banking and Trust
Company  was  somewhat liability sensitive  with  $166
million in assets and $249 million in liabilities that
could be repriced within one year.  This increases the
exposure  of interest rate risk to the bank  on  these
funds  in  a  rising rate environment.  The  repricing
structure for 1998 was more evenly matched, with  $170
million in assets and $184 million in liabilities that could be repriced within one year.

Management  continues  to watch economic  trends  with
respect  to  interest  rates.  The  Bank  utilizes   a
simulation model to quantify the estimated exposure to
interest  rates.   The model captures  the  impact  of
changing   interest  rates  for  the  Bank's  interest
earning  assets and interest paying liabilities.   The
model assumes a static balance sheet and utilizes a non-parallel yield curve shift in rates to recognize the impact of interest rate changes. As mentioned above, the Bank is liability sensitive in the one-year horizon. Based on simulations, if interest rates were to rise by 200 basis points and if the Bank were to maintain the balance sheet as it stands today, the Bank would reduce its net interest income by $620,000 during the next twelve months. If rates were to drop by 200 basis points, the Bank would experience an increase in its net interest income of $867,000 during the next twelve months.

The following reflects the Bank's net interest income sensitivity analysis as of December 31, 1999 and 1998.
                  RATE CHANGE - 1999

                            -200 basis    +200 basis
                            points        points
   Year I
   Net interest income         $ 834      $ (1,022)
   change ($)
   Net interest income         4.64%       (5.69%)
   change (%)

   Year II
   Net interest income        $ 1,307     $ (2,132)
   change ($)
   Net interest income         8.18%       (10.95%)
   change (%)

                  RATE CHANGE - 1998

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

When appropriate, ALCO may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. A
Board of Directors approved hedging policy statement governs use of these instruments. As of December 31, 1999 there were no off balance sheet instruments in place.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

The financial statements and Report of Independent
Accountant required are contained in the Financial
Section on pages 1 through 22 of the Company's Annual
Report for the year ended December 31, 1999 and are incorporated herein by reference.
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
                       PART III

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

[1] Frederick F. Brown, Director, Age 73. Mr. Brown's principal occupation during the past five years has been as proprietor and owner of F. T. Brown Company, which owns and operates a hardware store in Northeast
Harbor  and  as one-third owner of Island  Plumbing  &
Heating in Northeast Harbor. Mr. Brown first was elected as a director on October 2, 1979.

[2] Robert C. Carter, Director, Age 56. Mr. Carter's principal occupation is owner and operator of the Machias Motor Inn and owner and operator of Carter's
Gun Shop, both located in Machias, Maine. Mr. Carter was first elected as a director on October 1, 1996.

[3] Thomas A. Colwell, Director, Age 55. Mr. Colwell's principal occupation during the past five years has been as owner of Colwell Brothers, Inc, a lobster pound and shipping company. He also serves as a member of the Board of Directors of the Maine Lobster Pound
Association  and is a director of the  Island  Medical
Center. Mr. Colwell was first elected as a director on October 1, 1991.

[4] Bernard K. Cough, Director, Age 72. Mr. Cough's principal occupation during the past five years has been owner/operator of several motels, including the Atlantic Oakes Motel, Atlantic Eyrie Lodge, Inc., Bay
View,  Inc.,  and Ocean Gate, Inc. Mr. Cough  is  also
Treasurer of Cough Bros., Inc. Mr. Cough was first elected as a director on October 1, 1985.

[5]  Peter  Dodge,  Director, Age  56.  Mr.  Dodge  is
President   of  the  Peter  Dodge  Agency   (a   Maine
corporation)  d/b/a  the Merle  B.  Grindle  Insurance
Agency  in Blue Hill, Maine. He is a Trustee of George
Stevens  Academy, and Director, Bagaduce Music Lending
Library. He was first elected as a director on October
6, 1987.

[6]  Dwight  L. Eaton, Executive Officer, Senior  Vice
President  and  Trust  Officer, Age  64.  Mr.  Eaton's
principal  occupation during the past five  years  has
been as Senior Vice President and Trust Officer of the
Bank.  He serves as Vice President of the Company  and
was  first  appointed for that position  in  1987.  He
serves   as  Chairman  and  Director  of  the   Acadia
Corporation. Mr. Eaton first was elected as a Director on October 4, 1988.

[7] Ruth S. Foster, Director, Age 70. Mrs. Foster's principal occupation during the past five years has been as President and principal stockholder of Ruth
Foster's, a children's clothing store in Ellsworth, Maine. Mrs. Foster first was elected as a director on October 7, 1986.

[8]   Cooper F. Friend, Director, Age 46. Mr. Friend's
principal occupation during the past five years has been as owner and President of Friend & Friend, Inc., a recreational vehicle dealership; and one-third owner of U-Store It, a storage rental facility, both located in Ellsworth, Maine. He also serves as President of Recreational Motorsports Association of Maine, and is a member of the Board of Directors of the James
Russell Wiggins Down East Family YMCA. Mr. Friend first was elected as a director on October 1, 1997.

[9] Robert L. Gilfillan, Director, Age 72. Mr.
Gilfillan's principal occupation during the past five years has been as the owner and President of the West
End Drug Company in Bar Harbor. Mr. Gilfillan first was elected as a director on November 5, 1957.

[10] Sheldon F. Goldthwait, Jr., President and Chief
Executive Officer, Age 61. Mr. Goldthwait was appointed President and Chief Executive Officer of Bar
Harbor Banking and Trust Company January 1, 1995.
Prior to that he served as Executive Vice President of Bar Harbor Banking and Trust Company. He serves as
Treasurer and Director of the Acadia Corporation. Mr.
Goldthwait first was elected as a director on October
4, 1988.

[11]  Marlene S. Haskell, Executive Officer, Senior
Vice President of the Bank, Age 47. Ms Haskell joined the Bank in 1990 as Vice President in charge of Marketing. She was promoted to Senior Vice President in August, 1997. Ms. Haskell's responsibilities include Branch Administration and Marketing.

[12] H. Lee Judd, Director, Age 54. Mr. Judd's principal occupation during the past five years has been as President of Hinckley Insurance Group and President of Hinckley Real Estate, located in
Southwest Harbor, Maine. He also serves as President of the Causeway Club and Chairman of the Board of Friends of Acadia. Mr. Judd first was elected as a director on October 1, 1997.

[13] John P. McCurdy, Director, Age 68. Prior to his retirement in 1991, Mr. McCurdy's principal occupation was as owner and operator of McCurdy Fish Company of Lubec, a processor of smoked herring. Mr. McCurdy first was elected as a director on October 2, 1979.

[14] Jarvis W. Newman, Director, Age 64. Mr. Newman is the owner of Newman Marine Brokerage, a boat brokerage in Southwest Harbor and half owner of the Newman and Gray Boatyard. Mr. Newman first was elected as a Director on October 5, 1971.

[15]  Robert M. Phillips, Director, Age 58. Mr.
Phillips is a consultant in the food industry and an officer of International Foods Network, an exporter of a variety of food products, located in Sullivan, Maine. He was first elected as a director on October
5, 1993.

[16] John P. Reeves. Chairman of the Board of
Directors, Age 65. Mr. Reeves is retired. He was elected as President and Chief Executive Officer of Bar Harbor Banking and Trust Company in 1986 and retired in 1994. He first was elected as a director on October 6, 1970.

[17] Marsha C. Sawyer, Executive Officer, Age 47. Mrs.
Sawyer is Senior Vice President of the Bank and serves as Clerk of the Company. She first was elected Clerk of the Company in 1986.

[18] Gerald Shencavitz, Executive Officer, Senior Vice
President of the Bank, Age 47. Mr. Shencavitz joined the Bank in April of 1998 and is responsible for Operations and Information Systems of the Bank.

[19] Lynda Z. Tyson, Director, Age 44. Mrs. Tyson works as a marketing and communications consultant and is a freelance writer and editor. Mrs. Tyson was first elected as a director on October 5, 1993.

[20] Virginia M. Vendrell, Executive Officer, Age 50.
Ms. Vendrell is Senior Vice President, Treasurer, and
Chief Financial Officer of the Bank and Treasurer of the Company. She was first elected Treasurer of the Company in 1990.

The Company inadvertently failed to file Form 5 for the years ended December 31, 1998 and 1999.
Information is being gathered from all directors and senior officers to complete these forms for each covered person, and the Company expects to file all such forms on or before April 30, 2000. No Form 4's were required to be filed during this period. The following is a listing of each reporting person who failed to file a Form 5 for the stated periods and the number of transactions with respect to which no Form 5 was filed:

Name of           # of        Year
Participant       Transacti
                  ons
Bernard K. Cough  3           1998
Dwight L. Eaton   1           1999
H. Lee Judd       1           1998
Robert M.         1           1998
Phillips

     In addition, Sheldon F. Goldthwait, Jr., John P.
Reeves, Dwight L. Eaton, Virginia M. Vendrell, Marsha
C. Sawyer and Marlene S. Haskell maintain Bar Harbor
Bankshares stock with the Bank's 401-K plan. Small intermittent purchases and sales were made during 1998 and 1999 at market prices.



ITEM 11.  EXECUTIVE COMPENSATION

Officers of the Company do not, as such, receive compensation, and are compensated as employees of the Bank. The following table sets forth cash compensation received during the Bank's last fiscal year by the executive officers for which such compensation exceeded $100,000.

ANNUAL COMPENSATION
                                                   Other Annual
                           Year  Salary  Incenti   Compensation
                                  ($)     ve ($)        ($)

Sheldon F. Goldthwait,     1997  155,00    19,737        0
Jr.                                   0
President and              1998  158,00    22,202        0
                                      0
Chief Executive Officer    1999  160,38     6,039        0
                                      0
Dwight L. Eaton            1997  98,000    12,984        0
Senior Vice President and  1998  100,95    14,115        0
                                      0
Trust Officer              1999  102,47     9,546        0
                                      0
Lewis H. Payne             1997  93,500    12,237        0
Executive Vice President   1998  99,300    13,683        0
                           1999  106,51     3,795        0
                                      2
Virginia M. Vendrell       1997     N/A       N/A        0
Senior Vice President and  1998  90,000    12,626        0
Chief Financial Officer    1999     N/A       N/A        0


LONG TERM COMPENSATION

                                   AWARDS             PAYOUT
                                   Restric             LTIP
                                     ted    Optional  Payout
                            Year    Stock   SARs (#)     s
                                   Awards               ($)
                                     ($)
Sheldon F. Goldthwait,      1997      0        0         0
Jr.
                            1998      0        0         0
                            1999      0        0         0
Dwight L. Eaton             1997      0        0         0
                            1998      0        0         0
                            1999      0        0         0
Lewis H. Payne              1997      0        0         0
                            1998      0        0         0
                            1999      0        0         0
Virginia M. Vendrell        1997      0        0         0
                            1998      0        0         0
                            1999      0        0         0

ALL OTHER COMPENSATION
($)

Sheldon F. Goldthwait,      1997    30,027
Jr.
                            1998    52,906
                            1999    52,905
Dwight L. Eaton             1997    41,654
                            1998    48,104
                            1999    50,857
Lewis H. Payne              1997     1,848
                            1998     1,561
                            1999       616
Virginia M. Vendrell        1997       N/A
                            1998       138
                            1999       N/A


The Bank has an incentive plan in which all employees who were on the payroll as of January 1st of a calendar year and who worked through December 31st are eligible. The Bank utilizes the Performance
Compensation Plan for Stakeholders developed by Mike
Higgins & Associates, Inc.  The plan encompasses the
Bank creating incentive models based on multiple goal achievements and weighted to provide reward to share a portion of the improved contribution. The goals must include profit, growth, productivity and quality.

COMPENSATION COMMITTEE

     The Bank Board has appointed a six-member
Compensation Committee comprised of Directors Brown,
Dodge, Phillips, Reeves, Eaton and Goldthwait. Mr.
Eaton and Mr. Goldthwait are Directors and also members of management. The Compensation Committee meets several times each year and makes compensation recommendations for the ensuing year to the Board of Directors.

     The recommendations of the Committee are then considered and voted upon by the Full Board. During
1999, Mr. Goldthwait and Mr. Eaton were members of the Compensation Committee and also directors. Each abstained from participating in discussion, recommendations, or voting regarding his own compensation.



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



                EMPLOYEE BENEFIT PLANS



The Bank has entered into agreements with Messrs.
Reeves, Goldthwait, and Eaton whereby those individuals, or their beneficiaries, will receive upon death or retirement, an annual supplemental pension benefit over a period of 10 years in the amount of $15,000 per annum (in the case of Mr. Reeves), and in the amount of $10,000 per annum (in the case of Messrs. Goldthwait and Eaton). This plan is unfunded and benefits will be paid out of Bank earnings.
Because Mr. Reeves chose early retirement, he began drawing his annual installment of $5,300 pursuant to this deferred compensation arrangement as of January
1, 1995. Messrs. Goldthwait and Eaton will begin drawing their annual installment during the year 2000.

In 1993, the Company established a non-qualified supplemental retirement plan for Messrs. Reeves, Eaton, Goldthwait, and MacDonald. The agreements provide supplemental retirement benefits payable in installments over twenty years upon retirement or death. The Company recognizes the costs associated with the agreements over the service lives of the participating officers. In 1999, the Company modified the plan for Mr. Goldthwait, which resulted in a one-time expense of $639,700. The cost relative to the supplemental plan was $866,200, $138,600, and $127,600 for 1999, 1998 and 1997 respectively. The agreements with Messrs. Reeves, Eaton, Goldthwait, and MacDonald are in the amounts of $49,020, $22,600, $87,176 and
$7,700 respectively. Mr. Reeves began drawing his annual installment of $49,020 as of January 1, 1995.

Officers of the Bank are entitled to participate in certain group insurance benefits. In accordance with Bank policy, all such benefits are available generally to employees of the Bank.


PERFORMANCE GRAPH

The following graph illustrates the estimated yearly percentage change in the Company's cumulative total shareholder return on its common stock for each of the last five years. Total shareholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also illustrates comparable shareholder return of American Stock Exchange (AMEX) banks as a group as measured by the AMEX Market Index and the peer group index as defined by AMEX. The graph assumes a $100 investment on December 31, 1994 in the common stock of each of the Company, the AMEX peer group banks and the AMEX Market Index as a group and measures the amount by which the market value of each, assuming reinvestment of dividends, has increased as of December 31 of each calendar year since the base measurement point of December 31, 1994.

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


The following information is presented in a line graph in the printed Form 10-K:

            1994  1995   1996  1997  1998   1999
Bar Harbor
Banking
and Trust   100.0 195.   367.  411.  365.3  284.
Company     0     00     18    39    1      10
Peer Group
Index       100.0 132.   151.  247.  250.1  214.
            0     35     54    13    1      50
AMEX Broad
Market      100.0 128.   136.  163.  161.4  201.
Index       0     90     01    66    4      27



ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

As of December 31, 1999, to the knowledge of the Company, Bernard K. Cough was the only beneficial owner of more than five percent of the Company's common stock. Mr. Cough's address is 5 Norman Road,
Bar Harbor, Maine.

The following table lists, as of December 31, 1999, the number of shares of Common Stock and the percentage of the Common Stock represented thereby, beneficially owned by each director and nominee for director, and by all principal officers and directors of the Company as a group.

                                Amount
                                  of      Percent
  Director, Executive Officer   Benefic   of Class
  or Nominee                      ial
                                Ownersh
                                  ip
  Frederick F. Brown             25,140      *
  Robert C. Carter                2,100      *
  Thomas A. Colwell               5,400      *
  Bernard K. Cough              172,220    5.03%
  Peter Dodge                     4,860      *
  Dwight L. Eaton                10,762      *
  Ruth S. Foster                  3,350      *
  Cooper F. Friend                3,400      *
  Robert L. Gilfillan            79,930    2.34%
  Sheldon F. Goldthwait, Jr.     30,671      *
  H. Lee Judd                     6,900      *
  John P. McCurdy                 6,600      *
  Jarvis W. Newman         30,100     *
  Robert M. Phillips              1,300      *
  John P. Reeves                 25,678      *
  Lynda Tyson                     1,800      *

  Total ownership of all
  Directors and Executive       416,544    12.17%
  Officers of Company as a
  group (20 persons).
  * Less than one percent

For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13-d-3 promulgated under the Securities Exchange
Act of 1934 as amended. Direct beneficial ownership includes shares held outright or jointly with others.
Indirect beneficial ownership includes shares held in the same name of a director's spouse or minor children or in trust for the benefit of a director or member of his or her family. Indirect beneficial ownership does not include, in the case of each director, 97,360 shares (2.85%) of the Common Stock held by two trusts which shares, for purposes of voting, are allocated equally among the directors of the Bank under the terms of the respective trust instruments. No director has any other beneficial interest in such shares.
Ownership figures for directors and nominees include directors' qualifying shares owned by each person named.


Management is not aware of any arrangement that could, at a subsequent date, result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

The Bank retains the firm of Tyson & Partners, Inc. to assist with its marketing program. Lynda Z. Tyson, who was elected to the Board of the Company and the Bank on October 4, 1993, serves as that firm's Chief
Operating Officer as well as Director of Marketing.
Management believes that the fees charged by Tyson &
Partners, Inc. are at least as favorable as any that could have been obtained from persons not affiliated with the Bank.

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates. These transactions are on substantially the same terms, including interest rates and collateral on the loans, as those prevailing at the same time for comparable transactions with others. Such loans have not and will not involve more than normal risk of collectability or present other unfavorable features.


                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a) (1) The following financial statements are incorporated by reference from Item 8 hereof: [Annual
Report to Stockholders, Financial Section, included herein as Exhibit 13].

                                             PAGE
Independent Auditor's Report                     7
Consolidated Statements of Financial Condition
   December 31, 1999 and 1998                     8
Consolidated Statements of Earnings for the years
ended
   December 31, 1999, 1998, and 1997              9
Consolidated Statements of Changes in Stockholders'
   Equity for the years ended
   December 31, 1999, 1998, and 1997             10
Consolidated Statements of Cash Flows for the years
ended
   December 31, 1999, 1998, and 1997            11
Notes to Consolidated Financial Statements   12 - 22
   (a) (2)   Financial Statement Schedules
             See Item 14(d) Form 10-K
   (a) (3)   Listing of Exhibits -- see Item 14 (c)
   (b)       Report on Form 8-K not applicable
   (c)       Exhibits -- EXHIBIT INDEX

EXHIBIT
NUMBER
2.  Plan of Acquisition, reorganization
Incorporated by reference             agreement,
liquidation or succession             to Form S-14
dated
                                      March 14, 1984
3.  Articles of Incorporation and Bylaws
Incorporated by reference
                                      To Form S-14
dated
                                      March 14, 1984
10. Material Contracts                Incorporated by
reference
                                      to Form 10-K
dated
                                      December 31,
1986
13. Annual report to security holders Enclosed
herewith
21. Subsidiaries of the registrant    Incorporated by
reference
                                      to Form 10-K
dated
                                      December 31,
1987
27. Financial Data Schedule           Enclosed
herewith

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

/s/ Sheldon F. Goldthwait, Jr.    /s/ Virginia M.
Vendrell

Sheldon F. Goldthwait, Jr.        Virginia M. Vendrell
President and Director            Chief Financial
Officer
Chief Executive Officer           Chief Accounting
Officer

/s/Robert L. Gilfillan            /s/ Frederick F.
Brown
Robert L. Gilfillan, Director     Frederick F. Brown,
Director


                                  /s/ Thomas A.
Colwell
                                  Thomas A. Colwell,
Director

/s/ Bernard K. Cough              /s/ Peter Dodge
Bernard K. Cough, Director        Peter Dodge,
Director

/s/  Dwight L. Eaton              /s/ Ruth S. Foster
Dwight L. Eaton, Director         Ruth S. Foster,
Director

/s/  Cooper F. Friend             /s/  H. Lee Judd
Cooper F. Friend, Director        H. Lee Judd,
Director


/s/ Robert M. Phillips            /s/ John P. McCurdy
James C. MacLeod, Director        John P. McCurdy,
Director

/s/  Lynda Z. Tyson
Lynda Z. Tyson