Form 10-Q
period 2000-03-31
BAR HARBOR BANKSHARES
filed 2000-05-16
CIK 743367

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2000         Commission
File No. 841105-D

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
     YES:    XX               NO:



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000:

              Common Stock:     3,387,414
                   TABLE OF CONTENTS

Financial Information                   Page
Item 1.  Independent Accountants'            2
Report

3-4

Item 2.  Financial Statements

Consolidated Statements of Condition         5
December 31, 1999 and March 31, 2000 Consolidated
Statements of Earnings 5
Three months ended March 31, 1999
and 2000
Consolidated Statements of Changes in        6
Stockholders' Equity
Three months ended March 31, 1999 and 2000
Consolidated Statement of Cash Flows         7-8

Three months ended March 31, 1999
and 2000

Item 3.  Notes to Consolidated               9
Financial Statements

Item 4.  Rate Volume Analysis                10

Item 5.  Management's Discussion and
 Analysis of Financial Condition and Results
of Operations                                11-13

Signature Page
14




            INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Bar Harbor Bankshares

We have reviewed the accompanying interim consolidated financial information of Bar Harbor Bankshares and Subsidiaries as of March 31, 2000, and for the three month period then ended. These financial statements are the responsibility of the Company's management.

We   conducted  our  review  in  accordance  with   the
standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



Portland, Maine
May 11, 2000

        BAR HARBOR BANKSHARES AND SUBSIDIARIES
     CONSOLIDATED STATEMENTSOF FINANCIAL CONDITION
         MARCH 31, 2000 and DECEMBER 31, 1999
(in thousands, except number of shares and per share data)

                                 March 31,   December
                                      31,

                                      2000   1999


(Unaudited)

ASSETS
Cash and Due from Banks            $10,611   $12,852
Securities Available for           37,013     31,690
Sale
Securities Held to Maturity
(Market Value                      128,933   128,831
   $125,098 at 3/31/00;
   $125,416 at 12/31/99)
Other Securities                    6,705      6,118
Loans, net of allowance for
possible loan losses of            261,065   256,896
   $4,176 in 2000
and $4,293 in 1999)
Premises and Equipment             10,662      8,440
Other Assets                       12,912     11,982
Total Assets                       $467,901
$456,809

LIABILITIES AND STOCKHOLDERS'
EQUITY
LIABILITIES
Deposits
   Demand Deposits                 $38,194   $41,904
   Now Accounts                    42,393     45,107
   Savings Deposits                75,409     78,511
   Time Deposits                   114,572   116,186
   Total Deposits                  270,568   281,708
   Securities sold under
       Repurchase Agreements       15,749      8,807

   Advances from Federal Home      127,819   113,035
    Loan Bank
   Other Liabilities                4,534      4,114
Total Liabilities                  418,670   407,664

STOCKHOLDERS' EQUITY
   Capital Stock, par value $2
   Authorized 10,000,000
   shares issued 3,643,614          7,287      7,287
   Surplus                          4,002      4,002
Retained Earnings                  41,251     40,611
Net unrealized depreciation
on securities available for sale,
net of tax                          (995)    (1,015)

Less:  Cost of Treasury Stock
256,200 shares in 2000 and
222,100 shares in 1999             (2,314)   (1,740)


TOTAL STOCKHOLDERS' EQUITY         49,231     49,145

TOTAL LIIABILITIES AND             $467,901
$456,809
STOCKHOLDERS' EQUITY

        BAR HARBOR BANKSHARES AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except number of shares and per share data)
(UNAUDITED)

                                   THREE MONTHS ENDED
                                  3/31/00   3/31/99
Interest and Dividend Income:
Interest & Fees on Loans
$5,700    $5,141
Interest and Dividends on
Investment Securities:
   Taxable Interest Income         2,651        2,046
   Non-taxable Interest               60           83
Income
   Dividends                         118          113
   Federal Funds Sold                 15           23
Total Interest & Dividend          8,544        7,406
Income
Interest on Deposits               2,140        2,048
Interest on Borrowings
1,901                                        1,150
Total Interest Expense
4,041                                        3,198
Net Interest Income
4,503                                        4,208
Provision for Loan Losses            163          269
Net Interest Income after
   Provision for Loan Losses       4,340        3,939
Other Income                       1,349        1,186
Other Expenses:
   Salaries & Employee             1,957        1,540
Benefits
   Other                           1,811        1,626




Earnings Before Income Taxes       1,921        1,959
Income Tax                           635          644
Net Earnings                       $1,286     $1,315

PER COMMON SHARE DATA
   Net earnings                       $0.38   $0.38
   Weighted average number of
     common                         3,404,490
3,443,614
   Shares outstanding
Dividends Per Share                   $0.19   $0.17



                     BAR HARBOR BANKSHARES AND
           SUBSIDIARIES CONSOLIDATED STATEMENTS OF
           CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31,
               2000 and 1999
           (in thousands, except number of shares and per share data)
                                   (UNAUDITED)


                                                     NET UNREALIZED
                                                   DEPRECIATION              T O
                                                             T A L
                        CAPITAL          RETAINED    ON
                                                   SECURITIES       TREASURY
STOCKHOLDERS'
                        STOCK       SURPLUS  EARNINGS           AVAILABLE
STOCK      EQUITY
                                                   FOR SALE
Balance, December 31,             $7,287    $4,002   $36,862        $50
($1,340)    $46,861
1998
Net Earnings                              1,315
$1,315
Net unrealized
depreciation on
   Securities
available for sale,
net of tax benefit of $20
                                                    (61)
                                      ($61)
Total comprehensive                       1,315          (61)
1,254
income
Cash dividends
declared ($0.17 per                        (585)
($585)
share)
Balance, March 31,         $7,287     $4,002   $37,592         ($11)
($1,340)       $47,530
1999
Balance, December 31,      $7,287     $4,002   $40,611      ($1,015)
($1,740)       $49,145
1999
Net Earnings                                 1,286
$1,286
Net unrealized
appreciation on
   Securities                                           $20
$20
available for sale,
   Net of tax of $10
Total comprehensive                         1,286             20
1,306
income
Cash dividends
declared ($0.19 per                         (646)
($646)
share)
Purchase of Treasury
Stock - 34,100 shares                                                ($574)
($574)

Balance, March 31,                  $7,287      $4,002      $41,251      ($995)
($2,314)       $49,231
 2000



        BAR HARBOR BANKSHARES AND SUBSIDIARIES
COLSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                   MARCH 31, MARCH 31,
2000                               1999
Cash Flows from Operating
Activities:
   Net Income                     $1,286     $1,315
   Adjustments to reconcile net
earnings to net
   cash provided by operating
activities:
      Depreciation                   253        245
      Provision for Loss Losses        163       269
      Provision for Losses on
Other Real Estate Owned                  0         1
      New Loans Originated for Sale    (97)  (4,227)
      Proceeds from Sale of
        Mortgages Held for sale         97     4,961
      Gain on Sale of Mortgages
        Originated for sale           (56)      (64)
      Net Amortization of Bond
        Premium                         29        55
(Gain) Loss on sale of premises and equipment       7
(0)
      Net Change in Other Assets     (876)   (2,280)
      Net Change in Other Liabilities            422
235
Net Cash Provided by Operating Activities      1,228
510
Cash Flows from Investing Activities:
Purchases of Securities Held to Maturity     (4,347)
(11,523)
Proceeds from Maturity and
Principal Paydowns of Securities held
   to maturity                       4,206     1,250
Proceeds from Call of
Securities Held to Maturity              0     7,101
Purchases of Securities Available for Sale   (5,308)
(7,980)
Proceeds from Maturity and Principal paydowns
of available for sale                 26       1,471
   of available for sale
Proceeds from sale and calls
of securities available for sale         0     3,500
Net decrease (increase) in
other securities                     (587)        28
Net Loans Made to Customers        (4,336)   (7,094)
Capital Expenditures               (2,537)      (41)
Proceeds from Sale of Premises
    and Equipment                       47         0
Net Cash Used in Investing Activities        (12,836)
(13,288)
Cash Flows from Financing Activities
   Net Change in Savings, NOW and
    Demand Deposits                (9,526)   (6,769)
   Net Change in Time Deposits     (1,614)   (1,417)
   Net Change in securities sold
   Repurchase Agreements            6,942    (1,666)
   Purchase of Advances from FHLB   40,000    25,000
   Repayment of Advances from FHLB (35,000)  (3,500)
   Net Change in Short Term Other
    Borrowed Funds                  9,785    (2,955)
   Proceeds from Sale of Capital Stock         (574)
0
   Payment of Dividends                        (646)
   (585)
   Net Cash Provided by Financing Activities
   9,367        8,108
Net Increase (Decrease) in Cash              (2,241)
(4,670)
and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year                  12,852    11,511
Cash and Cash Equivalents at End
of Quarter                         $10,611   $6,841
Supplemental Disclosures of Cash
Flow Information:
Cash Paid during the Year for:
      Interest                     $4,073    $3,186
Non-Cash Transactions:
Transfers from Loans to Other
Real Estate Owned                      $4       $49





      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)

1.   Summary    of   interim   financial    statements.

      The accompanying unaudited statements reflect all
adjustments  (all of which are normal and recurring  in
nature),  which  are,  in  the opinion  of  management,
necessary  to present a fair statement of  the  results
for   the  interim  periods  presented.  The  financial
statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Bank's 1999 Annual Report.

      Statement of Financial Accounting Standards (SAS)
No.  133,  "Accounting for Derivative  Instruments  and
Hedging  Activities," as amended by SFAS  No.  137,  is
effective for years beginning after June 15, 2000. This
statement  sets accounting and reporting standards  for
derivative  instruments  and  hedging  activities.   It
requires that an entity recognize all derivative as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Bank does not hold any derivative instruments. Should the Bank enter into derivative transactions, SFAS No. 133 will be followed.


  2.  Line of Business Reporting
The  Company  manages and operates two major  lines  of
business:   Community  Banking and Financial  Services.
Community   Banking  includes  lending   and   deposit
gathering activities and related services to businesses
and   consumers.   Financial   Services   consists   of
broker/deal operations, trust services, and portfolio management. The business lines are identified by the entities through which the product or service is delivered.

The  reported  line  of business  results  reflect  the
underlying   core  operating  performance  within   the
business  units.  Other  is comprised  of  intercompany
eliminations.  Information is not presented  for  prior
periods  as  the  Financial Services  segment  was  not
formed  until  January 2000 and it  is  impractical  to
restate  corresponding information for the prior  year.
Substantially all of the Company's assets are  part  of
the   community  banking  line  of  business.  Selected
segment information is included in the following table.

Three Months Ended  Community Financial
Consolidated
March 31, 2000      Banking   Services       Other
Totals

Net Interest Income $4,501    $2     $   0   $4,503
Provision for loan losses     163         0
0        163
Net interest income after
 provision for loan losses     4,338  2         0
4,340
 Other income        2,513       796         (1,960)
1,349
 Other expense       2,915       886           (33)
3,768
 Earnings(loss) before
  income tax                   3,396       (88)
(1,927)     1,921
Income tax (benefit)           1,302       (30)
(637)       635
Net earnings (loss) $2,634     $ (58)       $(1,290)
$1,286



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

       YEAR-TO-DATE FIGURES AS OF MARCH 31, 2000
              COMPARED TO MARCH 31, 1999
(in thousands, except number of shares and per share data)

INCREASES (DECREASES) DUE TO:

                          VOLUME    RATE       NET
Loans                     $648   ($90)     $558
Taxable Securities         524     86      610
Tax Exempt Securities                   (26)      4
(22)
Federal Funds Sold and                  (20)     11
(9)
Money Market Funds
TOTAL EARNING ASSETS     $1,126   $11    $1,137
Deposits                    128   (37)       91
Borrowings                  635   117       752
Total Interest Bearing
Liabilities                $763   $ 80    $843
NET CHANGE IN INTEREST                  $363    ($69)
$294

       YEAR-TO-DATE FIGURES AS OF MARCH 31, 1999
              COMPARED TO MARCH 31, 1998
(in thousands, except number of shares and per share data)

INCREASES (DECREASES) DUE TO:

                         VOLUM   RATE     NET
E
Loans                      $364  ($282)      $82
Taxable Securities          556  (126)       430
Tax Exempt Securities      (31)   (10)      (41)
Federal Funds Sold and       10    (2)         8
Money Market Funds
TOTAL EARNING ASSETS       $899  ($420)     $479

Deposits                     80  (174)      (94)
Borrowings                  501   (41)       460
Total Interest Bearing     $581  ($215)     $366
Liabilities
NET CHANGE IN INTEREST     $318  ($205)     $113




                   MANAGEMENT'S DISCUSSION AND ANALYSIS
          The following is the review of the results of
operations for the three months ended March  31,  2000,
as  compared to March 31, 1999.  Earnings of $1,286,000
were  achieved for the first three months of 2000,  and
are  $29,000 below the earnings for the same period  in
1999.   Two  projects, the formation of  BTI  Financial
Group  and  its  three  subsidiary  companies  and  the
conversion  of the banking software for the Bank,  were
the   primary  focus  of  Bar  Harbor  Bankshares  (the
Company)  over the past twelve months.  The  impact  of
these  projects on the Company's earnings is  discussed
below.
     BTI  Financial  Group,  a  wholly-owned  financial
services  subsidiary  of  Bar  Harbor  Bankshares,  was
formed in the fall of 1999.  Dirigo Investments,  Inc.,
a  NASD  registered  broker- dealer,  was  acquired  in
January of 2000.  The transaction was accounted for  by
the  purchase method of accounting.  The purchase price
was   not   material  to  the  consolidated   financial
statements.   Additionally, Bar Harbor  Trust  Services
and  Block  Capital Management, a registered investment
advisor,  were  formed out of Bar  Harbor  Banking  and
Trust   Company's   Trust  Department.    These   three
companies  serve as wholly-owned operating subsidiaries
of  BTI  Financial Group.  As a result of the formation
of  BTI  Financial Group, the Company  has  implemented
segment   reporting  as  required   by   Statement   of
Accounting Standard (SFAS) No. 131, "Disclosures  about
Segments  of  an  Enterprise and Related  Information."
The  formation  of these three companies will  position
BTI  Financial  Group  to  more  fully  participate  in
various  segments  of the financial  services  industry
with the potential for significant growth.   During the
first  quarter  of  2000,  a business  development  and
marketing  person  has  been added  to  the  BTI  team,
enhancing BTI's visibility throughout the market areas.
During  the second quarter of 2000, a branch office  of
Dirigo Investments, Inc. will open in the Bangor  area,
expanding the potential market area.
     The statement of financial condition has grown  by
2%  from  December 31, 1999 to March  31,  2000.   Loan
growth  of $4 million, investment growth of $6,000  and
premise  growth  of  $2.2 million, with  an  offsetting
reduction in the Company's cash of $2.2 million made up
the  changes. Premises and equipment growth during  the
first  quarter  of 2000 included the  purchase  of  the
future   headquarters  of  BTI   Financial   Group   in
Ellsworth,  Maine.  Renovations approximating  $850,000
are budgeted during 2000 for completion of this project
by  the  fall  of 2000.  The bank experiences  a  small
seasonal swing in its deposit base and between December
31,  1999 and March 31, 2000 deposits declined  by  $11
million.  Increased advances from the Federal Home Loan
Bank  and  wholesale repurchase agreements  funded  the
growth in loans and investments, as well as the decline
in deposits.
     The  balance between consumer and commercial loans
remains similar to the last several years' relationship
with consumer loans approximating 56% of the portfolio.
While  local  competition remains  strong,  Bar  Harbor
Banking  and  Trust  Company's  strength  lies  in  the
relationships built with its customers and the  ability
to offer prompt service in response to their needs.
     Unrealized  losses  in  the  Available  for   Sale
portfolio  as  represented on the Bank's  statement  of
financial condition decreased by $20,000 over the  past
three  months,  ending the quarter  at  $995,000.   The
Bank's  posture  traditionally  has  been  to  purchase
securities  with the intent to hold them  to  maturity.
Management   has  no  specific  plans  to  sell   these
securities,  and accordingly does not presently  expect
significant losses will be realized.
      The  Bank does not hold any securities  (such  as
structured debt tied to multiple indices, interest only
or  principal  only  securities)  that  may  experience
considerable change in their market values by a greater
degree than traditional debt instruments.
      Liquidity  is measured by the Bank's  ability  to
meet cash needs at a reasonable cost or minimum loss to
the Bank.  Liquidity management involves the ability to
meet cash flow requirements of its customers, which may
come  from  depositors withdrawing funds  or  borrowers
requiring funds to meet credit needs.  Without adequate
liquidity  management, the Bank would not  be  able  to
meet  the  needs of the individuals and communities  it
serves.   The  Bank  utilizes a  Basic  Surplus/Deficit
model to measure its liquidity over a 30-day and a  90
day  time  horizon.   The relationship  between  liquid
assets  and  short-term liabilities that are vulnerable
to non-replacement within a 30-day period are examined.
The Bank's policy is to maintain its liquidity position
at  a  minimum  of 5% of total assets.   The  Bank  has
maintained liquidity in its balance sheet in excess  of
10%  for  the past twelve months. Liquidity as measured
by  the  Basic Surplus/Deficit model was  11.5%  as  of
March 31, 2000 for the 30-day horizon and 10.1% for the
90-day horizon.
      Rates, volumes and the mix of earning assets  and
interest  bearing  liabilities affect interest  income.
For the first three months of 2000, net interest income
increased by $295,000, while the increase between  1999
and  1998  was $113,000.  The increase was a factor  of
the  growth  in  the statement of financial  condition,
although   competition  for  loans  requires  narrowing
margins,  and  the  increased income  from  investments
yields  less  than  loan income.   Funding  costs  have
increased  more rapidly than the asset  yields.   While
the  Bank  has  added  fixed rate  and,  traditionally,
longer  term  assets  to  its  statement  of  financial
condition, it has funded those assets with shorter term
liabilities.
     Interest  earned on loans increased by  more  than
$648,000  due  to  increases in loan  volumes  but  was
reduced  by $90,000 due to decreases in interest  rates
charged  on  portions of the loan portfolio.   Overall,
the  loan  portfolio yield dropped by 21 basis  points,
although national interest rates were increasing.  This
is  a  factor  of  adding fixed rate mortgages  to  the
portfolio  and  timing  on the  repricing  of  variable
loans.  The drop in yield during the past twelve months
compares  with a drop of 64 basis points  between  1998
and 1999.
     Interest  on  investments  increased  due  to  $30
million  increase in volumes.  This increase in  volume
brought  in an additional $478,000 in interest  earned,
plus  changes  in  interest  rates  increased  interest
earned  by $101,000. The entire portfolio earned  6.56%
as  of  March 31, 2000, which is 13 basis points higher
than  it was a year ago. The investment yields for 1999
were 40 basis points lower than 1998.
     Interest   bearing   liabilities   increased    by
approximately $62 million during the past twelve months
and  interest expense for the three months ended  March
31,  2000  increased by $843,000 compared to  the  same
period in 1999.  Interest expense increased by $763,000
based  on  increased  volume and by  $80,000  based  on
interest  rates.  The overall cost of interest  bearing
liabilities  went  up  31  basis  points  between   the
quarters  ended March 31, 2000 and March 31, 1999,  and
combined with the drop in the yields on the assets  has
enhanced  the margin squeeze.  As a comparison,  1999's
overall interest bearing liability costs were 13  basis
points lower than for the comparable period in 1998.
      The  Bank's position with regard to interest rate
sensitivity consists of the matching of its assets  and
liabilities for repricing within a year.  The  exposure
is  to  rising rates out beyond a year as the Bank  has
almost $36 million invested in callable securities with
final  maturities of ten years or less funded by short-
term   liabilities.   The  exposure   lies   with   the
possibility that these securities would not be  called.
The  gap  analysis in today's interest rate environment
shows  the  Bank  with approximately $48  million  more
liabilities  than  assets  that  would  be  repriceable
within  twelve months.  Assuming rates were to drop  by
200 basis points and utilizing a steepening yield curve
shift  in rates, simulations based on a static  balance
sheet  indicate  that  the Bank's net  interest  income
could  rise by approximately $780,000 during the  first
year  of the drop, while increasing its income  in  the
second  year by $1,557,000.  If rates were to  rise  by
200 basis points, interest income would remain flat  in
the  first  year,  but  during the  second  year  would
decrease by $91,000.
      The Bank's reserve for possible loan losses as of
March  31,  2000  is 1.57% of total loans  compared  to
1.64%  at  December  31, 1999.  The  reduction  in  the
reserve ratio is attributed to improvement in both loan
quality  and  actual  loan loss experience.  Management
reviews  the  allocation to the reserve on a  quarterly
basis  and funds the reserve as deemed necessary.  This
review  includes a provision for specific accounts  and
impaired  loans, provisions due to historic  loan  loss
experience   by  loan  type  and  reserves   reflecting
industry  and credit concentrations, current local  and
national    economic   conditions,   and   underwriting
standards.  First quarter 2000 net charge offs  totaled
$280,000  compared to $85,000 during the first  quarter
of  1999.   First quarter charge offs as of  March  31,
2000   included  one  large  charge  off.   With   loan
delinquencies of 90 days past due or more at less  than
1%   of   total   loans   and   building   the   credit
administration  team within the Bank, net  charge  offs
are expected to approximate $600,000 by year-end.   The
amounts represented below are the total dollars past due for the first three months of each year listed.

Category                     2000    1999    1998
90-days  past  due
and still accruing       $  339    $1,579    $1,103
Non-Accruing              2,081     1,664     3,439
                         $2,420    $3,243    $4,542
Gross Loans              $265,241  $236,307  $216,114
Percentage of gross loans          0.91%     1.37%
2.10%

     Non-interest  income for the quarter  ended  March
31,  2000  totaled $1.3 million and was  $163,000  more
than  the first quarter in 1999.  BTI Financial Group's
gross   income   of   $770,400  surpassed   the   Trust
Department's  income for the quarter  ended  March  31,
1999 by $87,000.  Additionally, service charges on  the
bank's  deposit  accounts exceeded  last  year's  first
quarter  income  by  $81,800, and represents  increased
charges  implemented in the third quarter of 1999.   In
1999,  other  income was $60,000 ahead of 1998's  first
quarter  income.   No single major  category  in  other
income  experienced  substantial growth  from  1998  to
1999.
       Non-interest  expenses  for  the  first  quarter
totaled $3.8 million and exceeded first quarter  1999's
non-interest   expenses  by  $600,000.   Salaries   and
benefits  make up $417,000 of the increase  over  1999.
The   formation  of  BTI  Financial  Group,   and   the
subsequent   purchase  of  Dirigo  Investments,   Inc.,
contribute  to the increase in salary and  benefits  as
positions  have  been  added as  the  three  subsidiary
companies have been formed.
     Additionally,  the focus on the  banking  software
conversion  to Information Technology, Inc. (ITI)  took
priority  in  human  resources'  commitment,  including
additional  temporary staffing and overtime.   The  ITI
conversion  was successfully completed in  April  2000,
and   while  commitments  of  time  for  clean  up  and
completion  of  maintenance issues will  continue,  the
majority  of  the  additional time for  conversion  and
training  is now behind the Bank.  Direct non-recurring
conversion expenses for training, consultants and  sale
of  equipment were projected in excess of $300,000, but
are  expected to finalize much lower than that  amount.
Sale  of equipment used for item capture in conjunction
with the previous banking solution, transpired early in
the  second  quarter with minimal  loss  to  the  Bank.
Additional  costs  will  be recognized  in  the  second
quarter of 2000.
     Other expenses, exclusive of salaries and benefits
are approximately $132,000 more in the first quarter of
2000  as  compared  to 1999.  Start up  costs  incurred
during  the  first  quarter of 2000 for  BTI  Financial
Group,  totaling  approximately  $70,000,  represent  a
portion  of  this increase.  Additionally, the  accrual
for  a  possible  loss  from a VISA  merchant  totaling
$53,000  is included in other expenses for the  quarter
ended March 31, 2000.
     The  Company has not incurred any additional costs
or  any  losses  due  to the Year 2000  rollover.   All
internal  and  third party provided software  has  been
performing satisfactorily since January 1, 2000.    The
Company  continues  to  monitor  all  systems  for  any
potential Year 2000 issues.
      The Company's capital to asset ratio is 10.5% and
the  Bank  far exceeds the required risk based  capital
ratio  of  8% with its Tier 1 ratio of 14.3% and  total
capital  ratio  of 15.6% or additional capital  of  $23
million.   These ratios compare to March 31, 1999  when
the  capital to average asset ratio was 11.8%,  Tier  1
and total capital ratios compared to risk weighted assets were 19.0% and 20.4% respectively.
Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BAR HARBOR
BANKSHARES
                                   /s/ Dean S. Read
Date:  May 15, 2000                Dean S. Read
                                   Chief Executive
Officer



                                   /s/ Virginia M.
Vendrell

Date:  May 15, 2000                Virginia M. Vendrell
                                   Treasurer and
                                   Chief Financial
Officer