Form 10-Q
period 2000-06-30
BAR HARBOR BANKSHARES
filed 2000-08-14
CIK 743367

14

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2000          Commission
File No. 841105-D

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
     YES:    XX               NO:



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000:

Common Stock:     3,354,814

TABLE OF CONTENTS


Financial Information                        Page

Item 1.  Independent Accountants' Report     3

Item 2.  Financial Statements

Consolidated Statements of Condition         5
   December 31, 1999 and June 30, 2000
Consolidated Statements of Earnings          5
   Three months and Six Months, June 30,
1999 and 2000
Consolidated Statements of Changes in        6
Stockholders' Equity
   Six months ended June 30, 1999 and 2000
Consolidated Statement of Cash Flows         7
   Six months ended June 30, 1999 and 2000

Item 3.  Notes to Consolidated Financial     8-9
Statements

Item 4.  Rate Volume Analysis                10

Item 5.  Management's Discussion and         11-15
Analysis of Financial
                Condition and Results of
Operations

Signature Page                               16


                   INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Bar Harbor Bankshares


We have reviewed the accompanying interim consolidated financial information of Bar Harbor Bankshares and Subsidiaries as of June 30, 2000, and for the three- and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified
Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/s/ BERRY, DUNN, McNEIL & PARKER, LLC

Portland, Maine
August 11, 2000

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTSOF FINANCIAL CONDITION
JUNE 30, 2000 and DECEMBER 31, 1999
(in thousands, except number of shares and per share data)

                              June      Decembe
                              30,       r 31,
                               2000     1999

                              (Unaudi
                              ted)
ASSETS
   Cash and Due from Banks    $13,739   $12,852
   Securities Available for   38,659    31,690
Sale
   Securities Held to
Maturity (Market Value
      $120,636 at 6/30/00;    124,812   128,831
$125,416 at 12/31/99)
   Other Securities           8,068     6,118
   Loans, net of allowance
for possible loan
      losses of $4,144 at     272,846   256,896
6/30/00; and $4,293
      as of 12/31/99)
      Premises and Equipment  11,461    8,440
      Other Assets            13,581    11,982
Total Assets                  $483,17   $456,80
                              0         9

LIABILITIES AND STOCKHOLDERS'
EQUITY
LIABILITIES
   Deposits
     Demand Deposits          $39,695   $41,904
     Now Accounts             40,725    45,107
     Savings Deposits         72,394    78,511
     Time Deposits            119,144   116,186
   Total Deposits             271,958   281,708
   Securities sold under
Repurchase                    6,342     8,807
      Agreements
   Advances from Federal Home 150,600   113,035
Loan Bank
   Other Liabilities          5,129     4,114
Total Liabilities             434,029   407,664

STOCKHOLDERS' EQUITY
  Capital Stock, par value
  $2
     Authorized 10,000,000    7,287     7,287
  shares
     Issued 3,643,614 shares
Surplus                       4,002     4,002
Retained Earnings             41,563    40,611
   Net unrealized
depreciation on securities    (885)     (1,015)
   available for sale, net of
tax
Less:  Cost of Treasury Stock
288,800 shares in 2000 and
222,100 shares                (2,826)   (1,740)
   in 1999

TOTAL STOCKHOLDERS' EQUITY    49,141    49,145

TOTAL LIABILITIES AND         $483,17   $456,80
STOCKHOLDERS' EQUITY          0         9

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except number of shares and per share data)
(UNAUDITED)

                  Three months ended   Six months
                                       ended
                  6/30/00    6/30/99   6/30/00  6/30/
                                                99
Interest and
Dividend Income:
Interest & Fees   $6,082     $5,340    $11,782  $10,4
on Loans                                        82
Interest and
Dividends on
Investment        2,686      2,235     5,337                                                           4,282
Securities:
   Taxable
Interest Income
   Non-taxable    40         81        100      164
Interest Income
   Dividends      129        113       247      226
   Federal Funds  4          5         19       28
Sold
Total Interest &  8,941      7,774     17,485   15,18
Dividend Income                                 2
Interest on       2,157      2,024     4,297    4,073
Deposits
Interest on       2,299      1,301     4,200    2,451
Borrowings
Total Interest    4,456      3,325     8,497    6,524
Expense
Net Interest      4,485      4,449     8,988    8,658
Income
Provision for     163        269       326      537
Loan Losses
Net Interest                                    8,121
Income after      4,322      4,180     8,662
   Provision for
Loan Losses
Other Income      1,459      1,226     2,808    2,412
Other Expenses:                                 3,042
   Salaries &     2,226      1,502     4,183
Employee Benefits
   Other          2,111      1,598     3,922    3,224
Earnings Before   1,444      2,306     3,365    4,267
Income Taxes
Income Tax        487        779       1,122    1,423
Net Earnings      $  957     $1,527    $2,243   $2,84
                                                4

PER COMMON SHARE
DATA              $0.28      $0.44     $0.66    $0.83
   Net earnings
   Weighted       3,389,398  3,443,61  3,389,3  3,443
average number of            4         98       ,614
common
       Shares
outstanding
Dividends Per     $0.19      $0.17     $0.38    $0.34
Share

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2000 and 1999
(in thousands, except number of shares and per share data)
(UNAUDITED)

                                                 NET
                                                 UNREALIZ
                                                 ED
                                                 (DEPRECI             TOTAL
                       CAPITA           RETAINE  ATION)    TREASURY   STOCKHOLD
                       L        SUIRPL  D        APPRECIA  STOCK      ERS'
                       STOCK    US      EARNING  TION ON              EQUITY
                                        S        SECURITI
                                                 ES
                                                 AVAILABL
                                                 E FOR
                                                 SALE
Balance, December 31,  $7,287   $4,002  $36,861  $50       ($1,340)   $46,860
1998
Net Earnings                            2,844                         $2,844
Net unrealized
depreciation on
   Securities
available for sale,                              (301)                ($301)
   Net of tax benefit
of $155
Total comprehensive                     2,844    (301)                2,543
income
Cash dividends
declared ($0.34 per                     (1,171)                       ($1,171)
share)
Balance, June 30, 1999 $7,287   $4,002  $38,534  ($251)    ($1,340)   $48,232



Balance, December 31,  $7,287   $4,002  $40,611      ($1,015)($1,740)   $49,145
1999
Net Earnings                            2,243                         $2,243
Net unrealized
appreciation on
   Securities                                    130                  $130
available for sale,
   Net of tax of $67
Total comprehensive                     2,243     130      0          2,373
income
Cash dividends
declared ($0.19 per                     (1,291)                       ($1,291)
share)
Purchase of Treasury
Stock -                                                    (1,086)    ($1,086)
    66,700 shares
Balance, June 30, 2000 $7,287   $4,002  $41,563  ($885)    ($2,826)   $49,141

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
COLSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                               JUNE 30,    JUNE 30,
                               2000        1999
Cash Flows from Operating
Activities:                    $2,243      2,844
   Net Income
   Adjustments to reconcile
net earnings to net
   cash provided by operating  616         491
activities:
      Depreciation
      Provision for Loss       326         537
Losses
      Gain on Other Real       (7)         0
Estate Owned
      New Loans Originated     (451)       (7,120)
for Sale
      Proceeds from Sale of    452         8,092
Mortgages Held for Sale
      Gain (Loss) on sale of    51         (60)
Mortgages Originated for Sale
      Net Amortization of      46          132
Bond Premium
      Loss on sale of          111         25
premises and equipment
      Net Change in Other      (1,658)     (2,972)
Assets
      Net Change in Other      1,015       (295)
Liabilities
   Net Cash Provided by        2,744       1,674
Operating Activities
Cash Flows from Investing
Activities:
   Purchases of Securities     (5,313)     (26,066)
Held to Maturity
   Proceeds from Maturity and
Principal Paydowns             9,272       2,750
   of Securities held to
maturity
   Proceeds from Call of       0           15,788
Securities Held to Maturity
   Purchases of Securities     (6,807)     (15,215)
Available for Sale
   Proceeds from Maturity and
Principal Paydowns             49          1,493
   of available for sale
   Proceeds from sale and
calls of securities            0           3,500
   available for sale
   Net decrease (increase) in  1,950       28
other securities
   Net Loans Made to           (16,367)    (22,601)
Customers
   Capital Expenditures        (3,811)     (160)
   Proceeds from Sale of       39          80
Other Real Estate Owned
  Proceeds from Sale of        59           6
Premises and Equipment
   Net Cash Used in Investing  (24,841)    (40,457)
Activities
Cash Flows from Financing
Activities:                    (12,708)     8,420
   Net Change in Savings, NOW
and Demand Deposits
   Net Change in Time          2,958       (4,396)
Deposits
   Net Change in securities
sold under                     (2,465)     (1,165)
   Repurchase Agreements
   Purchase of Advances from   86,000      60,000
FHLB
   Repayment of Advances from  (71,500)    (22,000)
FHLB
   Net Change in Short Term    23,064      (162)
Other Borrowed Funds
   Proceeds from Sale of       (1,086)     0
Capital Stock
   Payment of Dividends        (1,291)     (1,171)
   Net Cash Provided by        22,972      39,526
Financing Activities
Net Increase in Cash and Cash     887         743
Equivalents
Cash and Cash Equivalents at   12,852      11,511
Beginning of Year
Cash and Cash Equivalents at   $13,739     $12,254
End of Quarter
Supplemental Disclosures of
Cash Flow Information:
   Cash Paid during the Year   $8,582      $3,186
for:
      Interest
Non-Cash Transactions:
   Transfers from Loans to     $92         $49
Other Real Estate Owned

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     Statement of Financial Accounting Standards (SFAS)
No. 133, "Accounting for Derivative Instruments and
Hedging Activities," as amended by SFAS No. 137 and
SFAS No. 138, ("Accounting for Certain Derivative
Instruments and Certain Hedging Activities,") are effective for years beginning after June 15, 2000.
These statements set accounting and reporting standards for derivative instruments and hedging activities. They require an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These statements are expected to have no impact on the Company, as it has not engaged in any derivative transactions.


  2.  Line of Business Reporting

The Company manages and operates two major lines of business: Community Banking and Financial Services.
Community Banking includes lending and deposit-gathering activities and related services to businesses and consumers. Financial Services consists of broker/deal operations, trust services, and portfolio management. The business lines are identified by the entities through which the product or service is delivered.

The reported line of business results reflect the underlying core operating performance within the business units. Other is comprised of intercompany eliminations. Information is not presented for prior periods as the Financial Services segment was not formed until January 2000 and it is impractical to restate corresponding information for the prior periods. Substantially all of the Company's assets are part of the community banking line of business.
Selected segment information is included in the following table.

 Six Months Ended Community  Financia  Other      Consolid
 June 30, 2000    Banking    l                    ated
                             Services             Totals
 Net Interest     $8,979     $ 9       $ 0        $ 8,988
 Income
 Provision for    326        0         0          326
 loan losses
 Net interest
 income after     8,653      9         0          8,662
 provision
 Other income     3,186      1,582     (1,960)    2,808
 Other expense    6,305      1,865      65        8,105
 Earnings (loss)
 before income    5,534      (274)     (1,895)    3,365
 taxes
 Income taxes     1,840      (93)      (625)      1,122
 Net earnings     $3,694     $ (181)   $ (1,270)  $ 2,243
 (loss)

 Three Months     Community    Financial  Other    Consoli
 Ended June       Banking      Services            dated
 30,2000                                           Totals
 Net Interest     $ 4,478      $ 7        $ 0      $ 4,485
 Income
 Provision for
 loan losses      163          0          0        163
 Net interest
 income after     4,315        7          0        4,322
 provision
 Other income       673        786                 1,459
 Other expense    3,390        979        (32)     4,337
 Earnings (loss)
 before income    1,598        (186)           32  1,444
 taxes
 Income taxes       538        (63)          12    487
 Net earnings     $1,060       $ (123)    $    20  $ 957
 (loss)

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

YEAR-TO-DATE FIGURES AS OF JUNE 30, 2000
COMPARED TO JUNE 30, 1999
(in thousands, except number of shares and per share data)

INCREASES (DECREASES) DUE TO:

                           VOLUME  RATE    NET
Loans                      $1,238  $62     $1,300
Taxable Securities         961     115     1,076
Tax Exempt Securities      (64)    0       (64)
Federal Funds Sold and     (21)    12      (9)
Money Market Funds
TOTAL EARNING ASSETS        2,114  189     2,303
Deposits                   172     52      224
Borrowings                 1,386   363     1,749
Total Interest Bearing     1,558   415     1,973
Liabilities
NET CHANGE IN INTEREST     $556    ($226)  $330

                   MANAGEMENT'S DISCUSSION AND
ANALYSIS


          The following is the review of Bar Harbor
Bankshares (the Company) and its subsidiaries for the six months ended June 30, 2000.

REVIEW OF FINANCIAL CONDITION AT JUNE 30, 2000 AND
DECEMBER 31, 1999

     Total assets for the Company of $483 million at
June 30, 2000 has grown by $26 million since December
31, 1999.  Earnings of $2,243,000 were achieved for the
first six months of 2000, and are $601,000 below the
earnings for the same period in 1999.  Two projects,
the formation of BTI Financial Group and its three
subsidiary companies and the conversion of the banking
software for Bar Harbor Banking and Trust Company (the
Bank), were the primary focus of the Company over the
past twelve months.  The impact of these projects on
the Company's earnings is discussed below.
     BTI Financial Group (BTI), a wholly owned
financial services subsidiary of Bar Harbor Bankshares,
was formed in the fall of 1999.  BTI Financial Group's
subsidiaries, Dirigo Investments, Inc., Bar Harbor
Trust Services and Block Capital Management started
operating in January of 2000.  As a result of the
formation of BTI, the Company has implemented segment
reporting as required by Statement of Accounting
Standard (SFAS) No. 131, "Disclosures about Segments of
an Enterprise and Related Information."  The formation
of these three companies will position BTI to more
fully participate in various segments of the financial
services industry with the potential for significant
growth.   During the latter part of June of 2000, a
branch office of Dirigo Investments, Inc. was established in the Bangor area including an office manager and a broker, expanding the potential market area.
     The total asset growth of $26 million from December 31, 1999 to June 30, 2000 has come primarily from loan growth of $16 million, investment growth of $5 million and increases in premises owned by the Company totaling $3 million. Loan growth has come from approximately $8 million in consumer real estate loans, $1.1 million from commercial real estate loans and $3.8 million from other commercial loans. The balance between consumer and commercial loans remains similar to the last several years' relationship with consumer loans approximating 56% of the portfolio.
      The Bank's reserve for possible loan losses as of June 30, 2000 is 1.5% of total loans compared to 1.64% at December 31, 1999. The reduction in the reserve ratio is attributed to management's analysis of the loss exposure inherent in the loan portfolio.
Management reviews the allocation to the reserve on a quarterly basis and funds the reserve as deemed necessary. This review includes a provision for specific accounts and impaired loans, provisions due to historic loan loss experience by loan type and reserves reflecting industry and credit concentrations, current local and national economic conditions, and underwriting standards. During the first six months of 2000, net charge offs totaled $475,000 compared to $80,000 during the first six months of 1999. The increase in the six months comparison is due to relatively large charge offs taken late in 1999 and early in 2000. At this time, management is not anticipating any major charge offs for the remainder of 2000. The amounts represented below are the total dollars past due as of June 30, 2000 and December 31, 1999.

<CAPTION
Category              June 30,    December 31,
                      2000        1999
90-days past due and
still accruing        $3,260      $  709
Non-accruing          2,906       2,016
                      $6,166      $2,725

Gross Loans           $276,990    $261,188
Percentage of Gross      2.23%        1.04%
Loans

     Premises and equipment growth included the purchase of the future headquarters of BTI in Ellsworth, Maine and properties adjacent to the Ellsworth branch office of the Bank and in front of the future headquarters of BTI. New projections for the renovations of the BTI headquarters indicate costs approximating $2,000,000. Completion of this project is expected by the summer of 2001.
     The bank experiences a seasonal swing in its deposit base and between December 31, 1999 and June 30, 2000 deposits declined by $9.8 million or 3.5%.
Increased advances from the Federal Home Loan Bank funded the growth in loans and investments, as well as the decline in deposits.

RESULTS OF OPERATIONS FOR THE PERIODS ENDING JUNE 30,
2000 AND 1999

     Rates, volumes and the mix of earning assets and
interest bearing liabilities affect interest income.
Comparing the first six months of 2000 with the same
period for 1999, net interest income increased by
$330,000.  While there has been considerable growth in
the earning assets of the Bank, competition for loans
requires narrowing margins, and the increased income
from investments yields less than loan income.  Funding
costs have increased more rapidly than the asset
yields.  While the Bank has added fixed rate and,
traditionally, longer term assets to its statement of
financial condition, it has funded those assets with
shorter-term (one year or less) liabilities.
     Interest earned on loans for the first six months
of 2000 when compared to the first six months of 1999
increased by more than $1.2 million due to increases in
volumes and by $62,000 due to increases in interest
rates charged on portions of the loan portfolio.  Since
December 31, 1999, the loan portfolio yield has
increased by 8 basis points.  Interest on loans for the
quarter ended June 30, 2000 was $742,000 or 13.9% more
than for the quarter ended June 30, 1999 and is
attributable to increased volumes in the loan
portfolio.
     Interest derived from growth in the investment
portfolio was $876,000 more during the six months ended
June 30, 2000 as compared to June 30, 1999 while
increases in interest rates created an additional
$127,000 in income.  The entire portfolio earned 6.72%
as of June 30, 2000, which is 21 basis points higher
than a year ago and 12 basis points higher than the
overall yield at December 31, 1999. Interest on
investments for the quarter ended June 30, 2000 was
$425,000 more than for the quarter ended June 30, 1999
and is attributable primarily to increased volumes in
the investment portfolio.
     Interest expense for the six months ended June 30,
2000 increased by approximately $2.0 million compared
to the same period in 1999.  Interest expense increased
by $1.6 million based on increased volume and by
$415,000 based on interest rates.  The overall cost of
interest bearing liabilities went up 38 basis points
between June 30, 2000 and June 30, 1999.  The cost of
these liabilities has increased by 23 basis points
since December 31, 1999 and has enhanced the margin
squeeze.   The overall cost of interest bearing
liabilities for the quarter ended June 30, 2000 was $1.1 million more than for the quarter ended June 30, 1999 and represents the cost of the increased volumes in advances through the Federal Home Loan Bank as well as increases in the rates charges on those advances.

NON-INTEREST INCOME

     Non-interest income for the six months ended June
30, 2000 totaled $2.8 million and was $396,000 more than the first six months in 1999. BTI Financial
Group's gross income of $1.6 million surpassed the Trust Department's income for the six months ended June
30, 1999 by $246,000. Additionally, service charges on the bank's deposit accounts exceeded the first six months of last year by $190,000, and represents increased charges implemented in the third quarter of 1999. When comparing non-interest income for the quarter ending June 30, 2000, BTI's revenue is $159,000 greater than the income generated by the Bank's Trust
Department for the same period in 1999. Also, for the same comparison periods, service charges on deposit accounts have contributed $116,000 more for the quarter ended June 30, 2000.

NON-INTEREST EXPENSE

     Non-interest expenses for the six months ended
June 30, 2000 totaled $8.1 million and exceeded the
first six months of 1999's non-interest expenses by
$1.8 million.  Salaries and benefits make up $1.1
million of the increase over 1999.  The formation of
BTI Financial Group, and the subsequent purchase of
Dirigo Investments, Inc., contribute to the increase in
salary and benefits as positions have been added as the
three subsidiary companies have been formed.  BTI's
salaries and benefits totaling $781,000 exceed the
Bank's Trust Department salaries and benefits for the
six months ended June 30, 1999 by $347,600.  The Bank
has added a senior credit administrator and has
recruited a seasoned and knowledgeable collector to
build up the credit administration efforts for the
Bank.     These additions have increased salary and
benefit costs for the Bank.
     Additionally, the focus on the banking software
conversion to Information Technology, Inc. (ITI) took
priority in human resources' commitment, including
additional temporary staffing and overtime.  The ITI
conversion was successfully completed in April 2000,
although commitments of time for clean up and
completion of maintenance issues continued into the
second quarter of 2000.
     Increases in salary and benefit costs for the
quarter ended June 30, 2000 exceeded the costs for the
same period in 1999 by $724,000.   As mentioned
earlier, the start up of a Bangor location for BTI
subsidiary, Dirigo Investments, Inc., transpired during
the second quarter of 2000, increasing salary and
benefit costs.  In total, BTI's salary costs have been
approximately $200,000 more for the quarter ended June
30, 2000 when compared to the Bank's Trust Department
salary costs for the quarter ended June 30, 1999.
Additional staffing in the credit administration area
and completion of training and clean up from the
banking software conversion increased salary expenses
for the quarter ended June 30, 2000.
     Other expenses, exclusive of salaries and benefits
are $698,000 more in the six months ended June 30, 2000
as compared to the same period for 1999.  Start up
costs incurred during the first quarter of 2000 for BTI
Financial Group represent a portion of this increase.
BTI's expenses for the first six months of 2000,
exclusive of salary and benefit costs and including the
start up costs and including $36,500 in amortization,
total $1 million.  This amount exceeds the Bank's Trust
Department expenses for the first six months of 1999 by
$588,000.  Other expenses for the quarter ended June
30, 2000 were $513,000 more than for the comparable
period in 1999.  Of that variance, BTI expenses were
$293,700 more than those for the Bank's Trust
Department for the quarters ended June 30, 2000 and
1999.
     Sale of equipment used for item capture in
conjunction with the previous banking solution was
completed during the second quarter of 2000.  This
combined with the replacement of personal computers
created losses to the Bank of approximately $95,000,
most of which was booked during the second quarter of
2000.
     The Company has not incurred any additional costs
or any losses due to the Year 2000 rollover.  All
internal and third party provided software has been
performing satisfactorily since January 1, 2000.   The
Company continues to monitor all systems for any potential Year 2000 issues.
     Liquidity is measured by the Bank's ability to meet cash needs at a reasonable cost or minimum loss to the Bank. Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs. Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities it serves. The Bank utilizes a Basic Surplus/Deficit model to measure its liquidity over a 30-day and a 90-day time horizon. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement within a 30-day period are examined.
The Bank's policy is to maintain its liquidity position at a minimum of 5% of total assets. The Bank has maintained liquidity in its balance sheet in excess of 10% for the past twelve months. Liquidity as measured by the Basic Surplus/Deficit model was 17.8% as of June
30, 2000 for the 30-day horizon and 20.1% for the 90-day horizon.
     The Bank's position with regard to interest rate sensitivity consists of the matching of its assets and liabilities for repricing within a year. The exposure is to rising rates out beyond a year as the Bank has almost $39 million invested in callable securities with final maturities of ten years or less funded by short-term liabilities. The exposure lies with the possibility that these securities would not be called.
The gap analysis in today's interest rate environment shows the Bank with approximately $112 million more liabilities than assets that would be repriceable within twelve months. Assuming rates were to drop by 200 basis points and utilizing a steepening yield curve shift in rates, simulations based on a static balance sheet indicate that the Bank's net interest income could rise by approximately $812,000 during the first year of the drop, while increasing its income in the second year by $1.5 million. If rates were to rise by 200 basis points, interest income could decrease by $57,000 in the first year, and decrease by $146,000 during the second year.
     The Company's capital to asset ratio is 10.2% at June 30, 2000, and the Bank exceeds the required risk based capital ratio of 8% with its Tier 1 ratio of 12.7% and total capital ratio of 13.9% or additional capital of $18.6 million. These ratios compare to December 31, 1999 when the capital to average asset ratio was 10.8%, Tier 1 and total capital ratios compared to risk weighted assets were 17.8% and 19.1% respectively.

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BAR HARBOR
BANKSHARES

                                   /s/ Dean S. Read

Date: August 11, 2000              Dean S. Read
                                   Chief Executive
Officer