Form 10-Q
period 2000-09-30
BAR HARBOR BANKSHARES
filed 2000-11-13
CIK 743367

16

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2000
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

YES:    XX               NO:



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September
30, 2000:

Common Stock:     3,339,614
TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION           Page No.

Item 1.  Independent Accountants' Report  3

Item 2.  Financial Statements

            Consolidated Statements of
Financial Condition at                    4
                September 30, 2000 and
December 31, 1999
            Consolidated Statements of
Income for the Three and
                Nine Months ended         5
September 30, 2000 and
                September 30, 1999
            Consolidated Statements of
Stockholders' Equity for the
                Nine months ended         6
September 30, 2000 and
                September 30, 1999
           Consolidated Statements of
Cash Flow for the
               Nine months ended          7
September 30, 2000 and
               September 30, 1999

Item 3.  Notes to Financial Statements    8-9

Item 4.  Rate Volume Analysis             10

Item 5.  Management's Discussion and
Analysis of Financial                     11-15
                Condition and Results of
Operations
PART II   FINANCIAL INFORMATION           Page No.

Item 1.  Legal Proceedings                16

Item 2.  Changes in Securities and Use of 16
Proceeds

Item 3.  Defaults Upon Senior Securities  16

Item 4.  Submission of Matters to a Vote  16
of Security Holders

Item 5.  Other Information                16

Item 6.  Exhibits and Reports on Form 8-K 16

Signature Page                            17








                   INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Bar Harbor Bankshares


We have reviewed the accompanying interim consolidated financial information of Bar Harbor Bankshares and Subsidiaries as of September 30, 2000, and for the three- and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
November 9, 2000
BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2000 and DECEMBER 31, 1999
(dollars in thousands, except per share data)

                                    Septemb  December
                                    er 30,   31, 1999
                                    2000

                                    (Unaudi
                                    ted)
ASSETS
   Cash and Due from Banks          $10,984  $12,852
   Securities Available for Sale    39,402   31,690
   Securities Held to Maturity      118,226  128,831
   Other Securities                 8,068    6,118
   Loans, net of allowance for
possible loan
      losses of $4,000 at 9/30/00;  272,526  256,896
and $4,293
      as of 12/31/99)
   Premises and Equipment           11,509   8,440
   Other Assets                     12,580   11,982
TOTAL ASSETS                        $473,29  $456,809
                                    5

LIABILITIES AND STOCKHOLDERS'
EQUITY
LIABILITIES
   Deposits
     Demand Deposits                $51,164  $41,904
     Now Accounts                   45,668   45,107
     Savings Deposits               79,452   78,511
     Time Deposits                  114,733  116,186
   Total Deposits                   291,017  281,708
   Securities sold under
Repurchase                          9,377    8,807
      Agreements
   Advances from Federal Home Loan  118,377  113,035
Bank
   Other Liabilities                4,798    4,114
TOTAL LIABILITIES                   423,569  407,664

STOCKHOLDERS' EQUITY
  Capital Stock, par value $2
     Authorized 10,000,000 shares
     Issued 3,643,614 shares        7,287    7,287
Surplus                             4,002    4,002
Retained Earnings                   42,073   40,611
   Unrealized depreciation on
securities
   available for sale, net of tax   (579)    (1,015)
of ($298) and
   ($523) in 2000 and 1999
respectively
Less:  Cost of Treasury Stock
   304,000 shares in 2000 and
222,100 shares                      (3,057)  (1,740)
   in 1999
TOTAL STOCKHOLDERS' EQUITY          49,726   49,145

TOTAL LIABILITIES AND               $473,29  $456,809
STOCKHOLDERS' EQUITY                5

The accompanying notes are an integral part of these consolidated financial statements.
BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(UNAUDITED)

                           Three months   Nine months
                           ended          ended
                           September 30   September 30
                           2000    1999   2000   1999
Interest and Dividend
   Income:
Interest and Fees on Loans 6,086   5,631  17,86  16,1
                                          8      14
Interest and Dividends on
Taxable Interest Income    2,629   2,445  7,966  6,72
                                                 6
         Non-taxable       45      78     145    242
Interest Income
         Dividends         185     116    432    341
         Federal Funds     17      18     36     46
Sold
Total Interest & Dividend  8,962   8,288  26,447 23,4
Income                                           69
Interest on Deposits       2,329   2,077  6,626  6,15
                                                 0
Interest on Borrowings     2,220   1,438  6,420  3,88
                                                 8
Total Interest Expense     4,549   3,515  13,046 10,0
                                                 38
Net Interest Income        4,413   4,773  13,401 13,4
                                                 31
Provision for Loan Losses  163     119    489    656
Net Interest Income after
   Provision for Loan
   Losses                  4,250   4,654  12,912 12,7
                                                 75
Other Income               2,119   1,804  4,927  4,21
                                                 6
Other Expenses:
   Salaries & Employee     2,049   1,786  6,232  4,82
Benefits                                         7
   Other                   2,577   2,069  6,499  5,29
                                                 3
Earnings Before Income     1,743   2,603  5,108  6,87
Taxes                                            1
Income Tax                 598     865    1,720  2,28
                                                 8
Net Earnings               $1,145  $1,73  $3,388 $4,5
                                   8             83

   Net earnings per share  $0.34   $0.50  $1.00  $1.3
   Weighted average                              3
      number of common
      Shares outstanding   3,346,  3,443  3,375,
                           614     ,614   264    3,44
                                                 3,61
                                                 4
Dividends Per Share        $0.19   $0.19  $0.57  $0.5
                                                 3

The accompanying notes are an integral part of these consolidated financial statements.
BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
(dollars in thousands, except per share data)
(UNAUDITED)

                                                          NET
                                                       UNREALIZED                  NET
                                           RETAINED   (DEPRECIATI   TREASURY   STOCKHOLDERS
                     CAPITAL   SURPLUS     EARNINGS       ON)         STOCK         '
                      STOCK                           APPRECIATIO                 EQUITY
                                                          N ON
                                                       SECURITIES
                                                       AVAILABLE
                                                        FOR SALE
Balance, December      $7,287     $4,002      $36,862          $50    ($1,340)      $46,861
31, 1998
Net Earnings                                    4,583                                 4,583
Net unrealized
depreciation on
Securities
available for                                                (647)                   ($647)
sale, Net of tax
benefit of $333
Total                                           4,583        (647)                    3,936
comprehensive
income
Cash Dividends
Declared ($.53                                (1,825)                               (1,825)
per share)
Balance, September     $7,287     $4,002      $39,620       ($597)    ($1,340)      $48,972
30, 1999
Balance, December      $7,287     $4,002      $40,611     ($1,015)    ($1,740)      $49,145
31, 1999
Net Earnings                                    3,388                                 3,388
Net unrealized
appreciation on
Securities
available for                                                  436                      436
sale,
   net of tax of
$225
Total
comprehensive
income
Comprehensive
income
Cash Dividends                                  3,388          436           0       $3,824
Declared ($0.57                                                                     (1,926)
per share)
Purchase of                                   (1,926)                  (1,317)      (1,317)
Treasury Stock
81,900 shares
Balance, September     $7,287     $4,002      $42,073       $(579)    ($3,057)      $49,726
30, 2000

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
COLSOLIDATED STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(dollars in thousands)
(UNAUDITED)

                                        2000    1999
Cash Flows from Operating Activities:
   Net Income                           $3,388  $4,58
                                                3
   Adjustments to reconcile net
earnings to net
      cash provided by operating        985     733
activities:
         Depreciation
         Provision for Loan Losses      489     656
         Gain on Other Real Estate      (7)     (1)
Owned
         New Loans Originated for Sale  (912)   (7,79
                                                6)
         Proceeds from Sale of          913     9,042
Mortgages Held for Sale
         Gain (Loss) on sale of         51      (85)
Mortgages Originated for Sale
         Net Amortization of Bond       82      154
Premium
         Loss on Sale of Premises and   94      62
Equipment
         Net Change in Other Assets     (815)   (2,02
                                                5)
         Net Change in Other            684     96
Liabilities
   Net Cash Provided by Operating       4,952   5,419
Activities
Cash Flows from Investing Activities:
   Purchases of Securities Held to      (5,313  (42,5
Maturity                                )       18)
   Proceeds from Maturity and Principal
Paydowns                                15,858  3,250
      of Securities held to maturity
   Proceeds from Call of Securities     0       21,61
Held to Maturity                                9
   Purchases of Securities Available    (8,147  (19,9
for Sale                                )       65)
   Proceeds from Maturity and Principal
Paydowns                                74      1,517
      of available for sale
   Proceeds from sale and calls of
securities                              1,000   3,500
      available for sale
   Net decrease (increase) in other     (1,950  25
securities                              )
   Net Loans Made to Customers          (16,21  (31,8
                                        1)      36)
   Capital Expenditures                 (4,224  (932)
                                        )
   Proceeds from Sale of Other Real     39      81
Estate Owned
  Proceeds from Sale of Premises and    76      7
Equipment
   Net Cash Used in Investing           (18,79  (65,2
Activities                              8)      52)
Cash Flows from Financing Activities:
   Net Change in Savings, NOW and       10,762  30,21
Demand Deposits                                 6
   Net Change in Time Deposits          (1,453  (4,08
                                        )       1)
   Net Change in securities sold under
      Repurchase Agreements             570     1,529
   Purchase of Advances from FHLB       115,00  66,00
                                        0       0
   Repayment of Advances from FHLB      (125,7  (35,0
                                        22)     00)
   Net Change in Short Term Other       16,064  6,128
Borrowed Funds
   Purchase of Treasury Stock           (1,317  0
                                        )
   Payment of Dividends                 (1,926  (1,82
                                        )       4)
   Net Cash Provided by Financing       11,978  62,96
Activities                                      8
Net Increase (Decrease) in Cash and     (1,868  3,135
Cash Equivalents                        )
Cash and Cash Equivalents at Beginning  12,852  11,51
of Year                                         1
Cash and Cash Equivalents at End of     $10,98  $14,6
Quarter                                 4       46
Supplemental Disclosures of Cash Flow
Information:                            $13,16  $10,0
   Cash Paid for Interest               6       64
   Transfers from Loans to Other Real   $92     $82
Estate Owned
   Income tax paid                      $1,500  $2,10
                                                1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  1.   Basis of Presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2000 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the carrying value of real estate owned, management obtains independent appraisals for significant properties.

The allowance for possible loan losses is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.


     2.  Effect of Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No.
133, "Accounting for Derivative Instruments and Hedging
Activities," as amended by SFAS No. 137 and SFAS No.
138, "Accounting for Certain Derivative Instruments and
Certain Hedging Activities," are effective for years beginning after June 15, 2000. These statements set accounting and reporting standards for derivative instruments and hedging activities. They require an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These statements are expected to have no impact on the Company, as it has not engaged in any derivative transactions.
     3.  Line of Business Reporting

The Company manages and operates two major lines of business: Community Banking and Financial Services.
Community Banking includes lending and deposit-gathering activities and related services to businesses and consumers. Financial Services consists of broker/deal operations, trust services, and investment portfolio management. The business lines are identified by the entities through which the product or service is delivered.

The reported lines of business results reflect the underlying core operating performance within the business units. Other is comprised of intercompany eliminations. Information is not presented for prior periods as the Financial Services segment was not formed until January 2000 and it is impractical to restate corresponding information for the prior periods. Substantially all of the Company's assets are part of the community banking line of business.
Selected segment information is included in the following table.

 Nine Months Ended    Commun  Financ         Consolid
 September 30, 2000   ity     ial    Other   ated
                      Bankin  Servic         Totals
                      g       es
 Net Interest Income  $13,38  $14    $0      $13,401
                      7
 Provision for loan   489     0      0       489
 losses
 Net interest income
 after                12,898  14     0       12,912
    provision
 Other income         4,523   2,364  (1,960  4,927
                                     )
 Other expense        10,036  2,793  (98)    12,731
 Earnings (loss)
 before               7,385   (415)  (1,862  5,108
    income taxes                     )
 Income taxes         2,472   (138)  (614)   1,720
 (benefit)
 Net earnings (loss)  $4,913  ($277) ($1,24  $3,388
                                     8)


<TABLE
[CAPTION]
 Three Months Ended   Commun  Financ         Consolid
 September 30, 2000   ity     ial    Other   ated
                      Bankin  Servic         Totals
                      g       es
 [S]                  [C]     [C]    [C]     [C]
 Net Interest Income  $4,408  $5     $0      $4,413
 Provision for loan   163     0      0       163
 losses
 Net interest income
 after                4,245   5      0       4,250
    provision
 Other income         1,337   782    0       2,119
 Other expense        3,731   928    (33)    4,626
 Earnings (loss)
 before               1,851   (141)  33      1,743
    income taxes
 Income taxes         632     (45)   11      598
 (benefit)
 Net earnings (loss)  $1,219  ($96)  $22     $1,145
[/TABLE]



RATE VOLUME ANALYSIS

The following table represents a summary of the changes in interest earned and interest paid as a result of changes in rates and changes in volumes.

For each category of earning assets and interest bearing liabilities, information is provided with respect to changes attributable to change in rate
(change in rate multiplied by old volume) and change in volume (change in volume multiplied by old rate). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the dollar amount of the change in each.

YEAR-TO-DATE FIGURES AS OF SEPTEMBER 30, 2000
COMPARED TO SEPTEMBER 30, 1999
(dollars in thousands)

INCREASES (DECREASES) DUE TO:

                              VOLUME    RATE   NET
Loans                         $1,720    $34    1,754
Taxable Securities            1,053     278    1,331
Tax Exempt Securities         (101)     4      (97)
Federal Funds Sold and Money  (16)      6      (10)
Market Funds
TOTAL EARNING ASSETS          2,656     322    2,978
Deposits                      205       271    476
Borrowings                    1,833     699    2,532
Total Interest Bearing        2,038     970    3,008
Liabilities
CHANGE IN NET INTEREST INCOME $618      ($648  ($30)
                                        )






MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those described in Management's Discussion and Analysis of Financial Condition and Results of Operations.
Changes to such risks and uncertainties, which could impact future financial performance, include, among other things, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment;
(3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment;
(5) changes in business conditions and inflation; and
(6) changes in security markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

The following is the review of Bar Harbor Bankshares
(the Company) and its subsidiaries, Bar Harbor Banking and Trust Company and BTI Financial Group, for the nine months ended September 30, 2000.

REVIEW OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND
DECEMBER 31, 1999

Total assets for the Company of $473 million at September 30, 2000 has increased by $17 million since
December 31, 1999. Earnings of $3,388,000 were achieved for the first nine months of 2000, but are $1,195,000 below the earnings for the same period in 1999. Two projects, the formation of BTI Financial
Group and its three subsidiary companies and the conversion of the banking software for Bar Harbor
Banking and Trust Company (the Bank) and the non-bank subsidiaries, were the primary focus of the Company over the past twelve months and contributed to the decrease in net income between periods. The impact of these projects on the Company's earnings is discussed below.

BTI Financial Group (BTI), a wholly owned financial
services subsidiary of Bar Harbor Bankshares, was
formed in the fall of 1999.  BTI Financial Group's
subsidiaries, Dirigo Investments, Inc., Bar Harbor
Trust Services and Block Capital Management began
operations in January of 2000.  As a result of the
formation of BTI, the Company has implemented segment
reporting as required by Statement of Accounting
Standard (SFAS) No. 131, "Disclosures about Segments of
an Enterprise and Related Information."  The formation
of these three companies will position BTI to more
fully participate in various segments of the financial
services industry with the potential for significant
growth.   During the latter part of June of 2000, a
branch office of Dirigo Investments, Inc. was established in the Bangor, Maine, area including an office manager and a broker, expanding the potential market area.

The total asset growth of $17 million from December 31, 1999 to September 30, 2000 has come almost totally from loan growth of $16 million. Investments have remained stable while increases in premises owned by the Company were $3 million, while cash and due from banks decreased $2 million. Loan growth has come principally from $9 million in consumer real estate loans, $2 million from commercial real estate loans and $4 million from other commercial loans. The balance between consumer and commercial loans remains similar to the last several years' relationship with consumer loans approximating 56% of the portfolio.

The Bank's reserve for possible loan losses as of September 30, 2000 is 1.47% of total loans compared to 1.64% at December 31, 1999. The reduction in the reserve ratio is attributed to management's continuing analysis of the loss exposure inherent in the loan portfolio. Management reviews the allocation to the reserve on a quarterly basis and funds the reserve as deemed necessary. This review includes a provision for specific accounts and impaired loans, provisions due to historic loan loss experience by loan type and reserves reflecting industry and credit concentrations, current local and national economic conditions, and underwriting standards. During the first nine months of 2000, net charge offs totaled $782,000 compared to $207,000 during the first nine months of 1999. The amounts represented below are the total dollars past due as of September 30, 2000 and December 31, 1999.

                     September       December
Category             30, 2000        31, 1999
90-days past due
and                  $3,465          $  709
   still accruing

Non-accruing         3,647           2,016
                     $7,112          $2,725

Gross Loans          $276,526        $261,188
Percentage of Gross  2.57%           1.04%
Loans

Premises and equipment growth included the purchase of the future headquarters of BTI in Ellsworth, Maine and properties adjacent to the Ellsworth branch office of the Bank and in front of the future headquarters of BTI. Projections for renovation of the BTI headquarters approximate $2.5 million. Completion of this project is expected in the spring of 2001.

The bank experiences a seasonal decline in its deposit base through late fall and the winter months. Between
December 31, 1999 and September 30, 2000 deposits increased by $9.3 million or 3.3%. Increased advances of $5.3 million from the Federal Home Loan Bank increased primarily to fund the growth in loans.


RESULTS OF OPERATIONS FOR THE PERIODS ENDING
SEPTEMBER 30, 2000 AND 1999

Rates, volumes and the mix of earning assets and interest bearing liabilities affect interest income.
Comparing the first nine months of 2000 with the same period for 1999, net interest income was essentially flat, decreasing by $30,000. While average earning assets of the Bank have increased 11% during the two periods, increased competition reflected in loan pricing, reduced opportunity for attractive yields in high quality investments, and rapidly rising funding costs, have narrowed average net interest margins. In some instances, the Bank has added fixed rate and, traditionally, longer term assets to its Statement of Financial Condition, but it has funded those assets with shorter-term (one year or less) liabilities.

Interest earned on loans for the first nine months of 2000 when compared to the first nine months of 1999 increased by more than $1.7 million due to increases in volumes but by only $34,000 due to overall increases in interest rates charged on the loan portfolio. Since
December 31, 1999, the loan portfolio yield has increased by 8 basis points. Interest on loans for the quarter ended September 30, 2000 was $455,000 or 8% more than for the quarter ended September 30, 1999 and is attributable to increased volumes in the loan portfolio.
Interest derived from growth in the investment portfolio was $936,000 more during the nine months ended September 30, 2000 as compared to September 30,
1999 while increases in interest rates created an additional $288,000 in income. The entire portfolio earned 6.76% as of September 30, 2000, which is 25 basis points higher than a year ago and 16 basis points higher than the overall yield at December 31, 1999.
Interest on investments for the quarter ended September
30, 2000 was $219,000 more than for the quarter ended
September 30, 1999 and is attributable primarily to increased volumes in the investment portfolio.

Interest expense for the nine months ended September
30, 2000 increased by approximately $3.0 million
compared to the same period in 1999.  Interest expense
increased by $2 million based on increased volume and
by $1.0 million based on interest rates.  The overall
cost of interest bearing liabilities increased 53 basis
points between the nine month periods ending September
30, 2000 and September 30, 1999.  The cost of these
liabilities has increased by 50 basis points since 1999
and has contributed to the decrease in the interest
margin.   The overall cost of interest bearing
liabilities for the quarter ended September 30, 2000 was $1.0 million more than for the quarter ended
September 30, 1999 and represents the cost of the increased volumes in advances through the Federal Home
Loan Bank as well as increases in the rates charged on those advances.


NON-INTEREST INCOME

Non-interest income for the nine months ended September
30, 2000 totaled $4.9 million and was $711,000 more than the first nine months in 1999. BTI Financial
Group's gross income of $2.4 million surpassed the Trust Department's income for the nine months ended
September 30, 1999 by $370,000. Additionally, service charges on the bank's deposit accounts exceeded the first nine months of last year by $366,000, and represents increased fees implemented in the third quarter of 1999. When comparing non-interest income for the quarter ending September 30, 2000, BTI's revenue is $222,000 greater than the income generated by the Bank's Trust Department for the same period in 1999. Also, for the same comparison periods, service charges on deposit accounts in the Bank have contributed $188,000 more for the quarter ended
September 30, 2000.


NON-INTEREST EXPENSE

Non-interest expenses for the nine months ended
September 30, 2000 totaled $12.7 million and exceeded the first nine months of 1999's non-interest expenses by $2.6 million. Salaries and benefits make up $1.4 million of the increase over 1999. The formation of BTI Financial Group, and the subsequent purchase of Dirigo Investments, Inc., contribute to the increase in salary and benefits as positions have been added as the three subsidiary companies have been formed. BTI's salaries and benefits totaling $1,175,000 exceed the Bank's Trust Department salaries and benefits for the nine months ended September 30, 1999 by $565,000. In addition, the Bank has added a senior credit administrator and an experienced collector to enhance the credit administration function of the Bank.

Additionally, the banking software conversion to Information Technology, Inc. (ITI) required additional human resources, including temporary staffing and extensive overtime. The ITI conversion was substantially completed in April 2000, although supplemental applications and completion of maintenance issues continue through the third quarter of 2000.

Increases in salary and benefit costs for the quarter
ended September 30, 2000 exceeded the costs for the
same period in 1999 by $263,000.   As mentioned
earlier, the start up of a Bangor location for BTI subsidiary, Dirigo Investments, Inc., commenced during the second quarter of 2000, increasing salary and benefit costs. In total, BTI's salary costs have been approximately $200,000 more for the quarter ended
September 30, 2000 when compared to the Bank's Trust
Department salary costs for the quarter ended September
30, 1999. Additional staffing in the credit administration area, financial administration, and banking software conversion increased salary expenses for the quarter ended September 30, 2000.

Other non-compensation expenses are $1,206,000 more in the nine months ended September 30, 2000 as compared to the same period in 1999. Start up costs incurred during the first quarter of 2000 for BTI Financial
Group represent a portion of this increase. BTI's expenses for the first nine months of 2000, exclusive of salary and benefit costs but including the start up costs and $54,700 in amortization, total $1.5 million.
This amount exceeds the Bank's Trust Department expenses for the first nine months of 1999 by $878,000.
Other expenses for the quarter ended September 30, 2000 were $484,000 more than for the comparable period in 1999. The increase in BTI expenses accounted for about one-third of this total while the remainder is in various other accounts. The Company is proceeding with measures to reduce its cost structure.

The Company has not incurred any additional costs or
any losses due to the Year 2000 rollover.  All internal
and third party provided software has been performing
satisfactorily since January 1, 2000.   The Company
continues to monitor all systems for any potential Year
2000 issues.


LIQUIDITY AND INTEREST RISK MANAGEMENT

Liquidity is measured by the Bank's ability to meet short-term cash needs at a reasonable cost or minimum loss to the Bank. Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs. Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities it serves. The Bank uses a Basic
Surplus/Deficit model to measure its liquidity over a 30-day and a 90-day time horizon. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement within a 30-day period is examined. The Bank's policy is to maintain its liquidity position at a minimum of 5% of total assets. Liquidity as measured by the Basic
Surplus/Deficit model was 14.0% as of September 30, 2000 for the 30-day horizon and 13.5% for the 90-day horizon.

The Bank's position with regard to interest rate
sensitivity consists of the matching of its assets and
liabilities for repricing within a year.  The exposure
is to rising rates out beyond a year as the Bank has
approximately $38 million invested in callable
securities with final maturities of ten years or less
funded by short-term liabilities.   Because of
financial advantages to the issuer in a rising rate environment, the exposure lies with the possibility that these securities will not be called. The gap analysis in the current interest rate environment shows the Bank with approximately $90 million more liabilities than assets that would be repriced within twelve months. Assuming rates were to drop by 200 basis points and utilizing a steepening yield curve shift in rates, simulations based on a static balance sheet indicate that the Bank's net interest income could rise by approximately $518,000 during the first year of the drop, while increasing its income in the second year by $765,000. If rates were to rise by 200 basis points, net interest income could decrease by $683,000 in the first year, and decrease by $1.7 million during the second year.





CAPITAL

The Company's capital to asset ratio is 10.5% at September 30, 2000, and the Bank exceeds the required risk based capital ratio of 8% with its Tier 1 ratio of 15.3% and total capital ratio of 16.6%. These ratios compare to December 31, 1999 when the capital to asset ratio was 10.8%, Tier 1 and total risk weighted capital ratios were 17.8% and 19.1% respectively.
       >
PART II    OTHER
INFORMATION
Item 1    Legal           None
Proceedings

Item 2    Changes in      None
Securities and Use of
Proceeds

Item 3    Defaults Upon   None
Senior Securities

Item 4    Submission of   None
Matters to a Vote of
Security Holders

Item 5    Other           None
Information

Item 6    Exhibits and    See Exh. 27 - Financial
Reports on Form 8-K       Data Schedule*

*Filed in electronic format only

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BAR HARBOR
BANKSHARES

                                   /S/ Dean S. Read

Date: November 10, 2000            Dean S. Read
                                   Chief Executive
Officer


                                   /s/ Edward B.
Grimball

                                   Edward B. Grimball
Date:  November 10, 2000           Chief Financial
Officer