Form 10-K
period 2000-12-31
BAR HARBOR BANKSHARES
filed 2001-03-30
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 2049

FORM 10-K

Annual Report pursuant to Section 15(d) of the Securities and Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 2000. Commission File No. O-13666


BAR HARBOR BANKSHARES

State of other jurisdiction of incorporation or organization:
			Maine
IRS Employer Identification Number:
	     01-0393663
Address:  	            	            PO Box 400, 82 Main Street, Bar
Harbor, ME  Zip Code: 04609-0400
Registrant's telephone number, including area code:
	(207) 288-3314

Securities registered pursuant to Section 12(g) of the Act:
Title of Class:  Common Stock.				Par Value     $2.00
per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of
 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:			Yes    XX

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

Based on the closing price of the common stock of the registrant, the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 2001 is:
Common Stock, $2.00 par value
$49,591,710

The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2001 is:
Common Stock
3,306,114

Documents incorporated by Reference:
Proxy Statement for 2001 annual meeting pursuant to Regulation 14A of the General Rules and Regulations of the Commission and filed with the Commission on March 28, 2001.










INDEX
Item
Subject
Pages
1.
Business
3-5
2.
Properties
6
3.
Legal Proceedings
7
4.
Submission of Matters to a Vote of Security Holders
7
5.
Market for Registrant's Common Equity and Related
Shareholder Matters

7
6.
Selected Financial Data
8
7.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

8-23
7a.
Quantitative and Qualitative Disclosures about Market
Risk
23-24
8.
Consolidated Financial Statements and Supplementary
Data
26-46
9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

46
10.
Directors and Executive Officers of the Registrants
47
11.
Executive Compensation
47
12.
Security Ownership of Certain Beneficial Owners
and Management

47
13.
Certain Relationships and Related Transactions
47
14.
Exhibits, Financial Statement Schedules and Reports
on Form 8-K

47-58


PART I

ITEM 1.  BUSINESS

ORGANIZATION

Bar Harbor Bankshares ("the Company") was incorporated January 19, 1984. As of March 1, 2000, the Company's securities consisted of one class of common stock ("the Common Stock"), par value of $2.00 per share, of which there are 3,306,114 shares outstanding held of record by approximately 1,029 shareholders. The Company has two primary, wholly-owned operating subsidiaries: Bar Harbor Banking and Trust Company ("the Bank"), a full service, independent, community bank; and BTI Financial Group ("BTI"), a financial services holding company that offers clients brokerage, trust, and investment management services.


BANK

The Bank has ten offices in coastal Maine, including its principal office located at 82 Main Street, Bar Harbor, as well as offices in Hancock County and adjacent Washington County, which represent the Bank's principal market areas. The Hancock County offices, in addition to the one in Bar Harbor are located in Northeast Harbor, Southwest Harbor, Blue Hill, Deer Isle, Ellsworth, and Winter Harbor. The Washington
County offices are located in Milbridge, Machias, and Lubec. The Bank performs its operations, check clearing, technology, and mail services in its Operations Center located on Avery Lane in Ellsworth, Maine.

The Bank is a retail bank serving individual and corporate customers, retail establishments, seasonal lodging, campgrounds and restaurants. As a coastal bank, it serves the lobstering, fishing, and aquaculture industries. It also serves Maine's wild blueberry industry through its Washington County offices. It operates in a competitive market that includes other community banks, savings institutions, and credit unions, and branch offices of statewide and interstate bank holding companies located in the Bank's market area. The Bank continues to be one of the larger independent commercial banks in the State of Maine.

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a materially adverse effect on its business. Approximately 85% of the Bank's deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on certificates of deposit, IRAs, NOW and money market accounts and does not anticipate any material loss of these deposits.

The Bank provides the normal banking services offered by a commercial bank, including checking accounts, NOW accounts, all forms of savings and time deposit accounts, individual retirement accounts, safe deposit boxes, collections, travelers checks, night depository services, internet banking services, direct deposit payroll services, automated teller services, credit cards, personal money orders, bank-by-mail and club accounts, drive-up facilities at all offices, and TeleDirect, an interactive voice response system through which customers can get product information, check balances and activity on their accounts as well as perform transfers between their
own accounts.   In February 2001, the Bank began offering internet
banking services through its dedicated website of www.bhbt.com. The Bank also has arrangements with other institutions for the provision of certain services, which it does
not provide directly, such as computerized payroll services.   Automated Teller
 Machines (ATMs) are located in each of the ten branch locations in addition to two machines in non-Bank locations. These ATMs access major networks for use of the Bank's cards throughout the United States, including the Plus and NYCE systems as well as the major credit card networks.

The Bank offers a comprehensive array of lending services, including consumer credit in the form of installment loans, overdraft protection (stand-by credit), VISA credit card accounts, student loans, residential mortgage loans, and home equity loans. It offers business loans to individuals, partnerships, and corporations, and other business entities for capital construction, the purchase of real estate, working capital, and a broad range of other business purposes. Business loans are provided primarily to organizations and individuals in the tourist and hospitality, health care, blueberry, shipbuilding and fishing, and aquaculture industries as well as to other small to mid-size businesses associated with small coastal communities. Certain larger loans which exceed the Bank's lending limits are written on a participation basis with correspondent banks, with the Bank retaining only such portions of those loans that are within its lending limits. The Bank's policy for lending limits is up to 20% of its equity to any borrower provided that the loans are secured and approved by the Directors' Loan Committee.
This committee is chaired by a member of the Bank's Board of Directors, Bernard K. Cough, and includes members of the Bank's management and Board of Directors.

As a state chartered financial institution, the Bank is supervised and regulated by the Bureau of Banking of the State of Maine and the Federal Deposit Insurance Corporation. In addition, as a bank holding company, the Company is supervised and regulated by the Federal Reserve Bank. See also Footnote 13 in the notes to the financial statements of the Annual Report to Shareholders.


BTI

BTI Financial Group is a wholly-owned subsidiary of the Company. It was incorporated on August 16, 1999, as the holding company for three operating subsidiaries: Bar Harbor Trust Services ("Trust"), a newly formed Maine corporation that performs the trust functions formerly performed by the Trust Department of the Bank; Block Capital Management ("Block"), an SEC registered investment advisor; and Dirigo Investments, Inc. ("Dirigo"), an SEC registered broker-dealer.

Trust operates as a Maine chartered, non-depository trust company offering revocable, irrevocable, charitable remainder and testamentary trust management, and estate planning and management services such as probate, estate settlement, and tax return preparation. Trust currently has
 1,700 accounts.

Block, a newly formed investment advisor, provides discretionary and non-discretionary investment advisory services for corporate and individual investment portfolios, personal trusts, individual and corporate retirement funds, and endowments for not-for-profit organizations. At December 31, 2000, Block had $345 million under management, primarily for clients of Trust.

Dirigo was purchased by BTI in January 2000 and serves the brokerage needs principally of individuals from first-time purchasers to sophisticated investors. Dirigo provides a full service client relationship while value pricing its service to compete with discount and on-line brokerage service. It also offers a line of life insurance and annuity products. A third party processor provides Dirigo's support and clearing services.

BTI's central offices are located in the recently renovated, 22,000-square-foot office facility located at 135 High Street, Ellsworth, Maine. Dirigo, Trust, and Block maintain their principal offices at the Ellsworth facility and maintain additional offices at One Cumberland Place, Bangor, Maine. Trust also maintains offices in the headquarters building of the Bank in Bar Harbor, Maine.

The subsidiaries of BTI, while in a dynamic segment of the financial services industry, each separately face significant competition for their services from local banks and nonbanks, which may now or in the future offer a similar range of services, as well as from a number of brokerage firms and investment advisors with offices in the Bank's market area. In addition, most of these services are widely available to the Bank's customers by telephone and over the Internet through firms located outside the Bank's market area.


MANAGEMENT AND EMPLOYEES

In April 2000, Dean S. Read was appointed President and Chief Executive Officer of the Company. He succeeds Sheldon F. Goldthwait, Jr., who served in that capacity for six years. Mr. Read, who has 30 years of banking experience, most recently served as Senior Vice President and Senior Relationship Manager with Key Bank N.A. in Augusta, Maine. Other senior operating positions in the Company include presidents of BTI and each of its subsidiaries and senior Bank officers in charge of lending, retail banking, human resources, finance, operations and technology, and credit administration in the Bank. Functional officers in charge of finance and human resources also serve as officers of the Company. At year end, the Company had 180 employees.


COMPUTER SOFTWARE CONVERSION

During the second quarter of 2000, the Bank converted virtually all of its major software programs to a new vendor's systems. These conversions included those applications associated with lending activities, deposits, general ledger and financial controls, accounts payable, teller, and item image applications. Further refinement of this successful conversion is a continuing process.


STOCK DIVIDEND

On December 8, 1998, the Board of Directors of the Company declared a 100% stock dividend to owners of record as of December 28, 1998, payable on January
 25, 1999. All share and per share data information included in the Form 10-K have been restated to reflect the 100% stock dividend.


OTHER MATTERS

The foregoing discussion, as well as certain other statements contained in this Form 10-K, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of the Private Securities Litigation and Reform Act of 1995. Forward-looking statements relate to future operations, strategies, financial results or other developments and are based on estimates and assumptions that are subject to significant business, economic, and competitive uncertainties, many of which are beyond the Company's control or are subject to change. The expected benefits of the acquisition of Dirigo Investments, Inc., and the operations of Block Capital Management and Bar Harbor Trust Services are subject to a number of future uncertainties including the ability of Bar Harbor Bankshares to successfully integrate the proposed new entities with its existing operations and customer base, future competition from financial institutions and others which may, in the future, be offering competing services, future changes in state and federal laws and regulations governing financial services and securities, and the ability of existing personnel to successfully manage the financial services group. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the foregoing discussion, or elsewhere in this Form 10-K.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information set forth under this item is incorporated by cross reference to the Company financial statements set forth in Item 8 of this report.


ITEM 2.  PROPERTIES

The twelve parcels of real estate owned and utilized by the Company for its operations are described below:

1. The principal office of the Bank is located at 82 Main Street, Bar Harbor, Maine, and includes a building housing banking facilities and administrative offices and an adjacent 35-car customer parking lot. The building was renovated in 1998.

2. An office is located on Main Street, Northeast Harbor, Maine. This property consists of a building constructed in 1974 that underwent interior renovations in 1998 to better meet the Bank's needs at that location.

3. An office is located on Main Street, Southwest Harbor, Maine. This property consists of a building constructed in 1975 that was added to and renovated in 1989 to better meet the needs at that location.

4. An office is located on Church Street, Deer Isle, Maine. This property consists of a building constructed in 1974 that was added to and renovated in 1994 to better meet the needs at that location.

5. An office is located on Main Street, Blue Hill, Maine. This property consists of a building constructed in 1960 that was renovated in 1989 to better meet the needs at that location.

6. An office is located on Main Street, Milbridge, Maine. This property consists of a building constructed in 1974 to which a vestibule was added in 1994 to house an ATM that helps to better meet the needs at that location.

7. An office is located on Washington Street, Lubec, Maine. This property consists of a building constructed in 1990 and is adequate for the Bank's needs at that location.

8. An office is located on High Street, Ellsworth, Maine. This property consists of a building constructed in 1982 and is adequate for the Bank's needs at that location.

9. An office is located on Main Street, Winter Harbor, Maine. This property consists of a building constructed in 1995 and is adequate for the Bank's needs at that location.

10. An office is located on Main Street, Machias, Maine. This property consists of a building that was purchased from Key Bank of Maine in May 1990 that was renovated in 1995 to better meet the Bank's needs at that location.

11. An Operations Center is located on Avery Lane, Ellsworth, Maine, that houses the Bank's operations, check clearing, technology, training, and mail departments. The building was constructed in 1996, with occupancy by the Bank taking place in January of 1997.

12. BTI owns and occupies a recently renovated 22,000-square-foot office building at 135 High Street, Ellsworth, Maine. Trust, Block, and Dirigo occupy portions of this facility.

A parcel of land adjacent to the Blue Hill branch was purchased in 1981 but has not been developed. The Company also leases office space for Dirigo and Trust at One Cumberland Place in Bangor, Maine. Other real estates include two out parcels, one improved, contiguous to the BTI Ellsworth location.

The Bank has Automated Teller Machines (ATMs) located in each of its ten branches.


ITEM 3.  LEGAL PROCEEDINGS

As of the date of this report, there are no material legal proceedings to which the Company or its subsidiaries, its Directors or Officers are a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.






PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

High and low trades for each quarter of 2000 and 1999 are listed below per records from the American Stock Exchange, where the Company's common stock is traded under the symbol BHB. Per share data information has been adjusted to reflect the 100% stock dividend described previously in Part I, Item 1 of this report.

<CAPTION

1st Quarter
2nd Quarter
3rd Quarter
4th Quarter

High         Low
High       Low
High        Low
High           Low
2000
$18.75 to $13.25
$16.13 to $13.38
$15.75 to $14.44
$15.50 to $14.06
1999
$23.50 to $20.125
$22.25 to $18.00
$22.00 to $18.00
$21.375 to $17.625

As of March 1, 2001, there were 1,029 registered holders of record of Bar
Harbor Bankshares common stock.

Dividends paid by the Company in 2000 and 1999:


1st Quarter
2nd Quarter
3rd Quarter
4th Quarter





2000
$0.19
$0.19
$0.19
$0.19
1999
$0.17
$0.17
$0.19
$0.19












ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years (Dollars in thousands, except per share data):


2000
1999
1998
1997
1996
Balance Sheet totals





Total assets
$466,225
$456,809
$392,047
$342,726
$345,143
Total loans
271,381
261,189
229,435
217,139
211,960
Total deposits
278,076
281,708
266,448
251,903
251,676
Total equity
50,507
49,145
46,861
42,462
37,887
Average assets
471,572
428,555
363,657
344,554
331,971
Average equity
49,550
48,131
44,172
39,472
35,575






Statement of income totals





Interest and dividend income
$ 35,333
$ 31,952
$  29,211
$ 28,518
$ 27,522
Interest expense
17,616
13,802
11,973
11,710
11,281
Net interest income
17,717
18,150
17,238
16,808
16,241
Provision for loan losses
952
474
336
620
720
Net interest income after
   provision for loan losses

16,765

17,676

16,902

16,188

15,521
Noninterest income
   (including net security
   gains (losses))


7,066


5,854


5,688


5,001


5,000
Noninterest expense
16,615
14,298
12,865
11,801
10,913
Applicable income taxes
2,419
3,007
3,118
2,966
2,899
Net income
$  4,797
$  6,225
$  6,607
$  6,422
$  6,709






Earnings Per share
$1.43
$1.81
$1.92
$1.87
$1.95






Return on total average
assets
1.02%
1.45%
1.82%
1.86%
2.02%
Return on total average
equity
9.68%
12.93%
14.96%
16.27%
18.86%
Average equity/average
assets
10.51%
11.23%
12.14%
11.46%
10.72%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report.

This report may contain forward-looking statements which are subject to numerous assumptions, risks, and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and significant changes in accounting, tax, or regulatory practices or requirements.



SUMMARY

Net income for Bar Harbor Bankshares for the year 2000 was $4.8 million, which represents $1.43 per share of common stock, compared with $6.2 million, or $1.81 per share in 1999.

This past year was an eventful one that included several value building initiatives that represent investments in the future but caused reductions in net income in 2000. BTI Financial Group became operative in January 2000 through the spin-off of the trust and investment management business of Bar Harbor Banking and Trust Company and the purchase of Dirigo Investments, Inc. While there were various start-up expenses associated with this wholly owned subsidiary, BTI's fee income, including Dirigo, increased 21% over trust income recognized by the Company in 1999.

During the second quarter of 2000, the Bank completed a company-wide computer software conversion to a new comprehensive, integrated system. While the conversion caused some operational disruption and additional expense, this enhanced system should generate identifiable operating benefits in the future.

A further decrease in 2000 earnings resulted from the leveraging strategy of the investment portfolio in 1999 and early 2000. This growth of the portfolio was funded by short-term borrowings which caused a compression of the net interest income generated from these investments in the rising rate environment throughout much of 2000.

The Bank's provision for possible loan losses rose by $478,000 to $952,000 in 2000. This increase was necessary to provide an adequate reserve for possible loan losses.

During 2000, the Company experienced a 9% increase in average loans from $249 million in 1999 to $271 million in 2000 and the investment portfolio average balance increased from $155 million in 1999 to $169 million in 2000. Funding this growth were a modest $4.4 million increase in average deposits and a $32 million increase in average borrowing from the Federal Home Loan Bank.


LOANS

The 9% increase in average loans between 1999 and 2000 was in all loan categories with the exception of a modest decrease in construction and development and agricultural lending. Mortgages showed the greatest increase during 2000 with an $8 million increase from 1999. In 2000, consumer loans, including residential mortgages, comprised approximately 59% of the loan portfolio, a slight increase from 55% last year. This increase is bolstered by the increased activity in consumer mortgages.

The yield on the loan portfolio in 2000 increased 7 basis points in 2000 from 1999, in large measure due to a 100 basis point increase in the national prime rate during 2000. About 55% of the Bank's loan portfolio is subject to repricing within a twelve-month period although factors such as competition, changes in loan mix, collateral strength and other variables do not allow a direct relationship with changes in Federal Reserve Bank influenced rates.

The increase in portfolio yield to 8.83% along with the $32 million increase in the average portfolio generated a $2.16 million increase in interest income from the loan portfolio in 2000 over 1999. This interest income increase was $1.98 million due to volume and $.18 million due in increase in rate.

Loan concentrations continue to reflect the Company's business region. Approximately 11.4% or $31 million of the portfolio is represented by loans to the hospitality industry. This is consistent with previous years. Other concentrations in lesser amounts include manufacturing, fishing, retail and wholesale trade, and real estate development and construction.

The Bank's underwriting process uses conservative loan to value ratios and state and federal government guarantee programs where appropriate. In addition to loans to consumers and commercial customers, the Bank originates and sells (or participates in) loans to other lenders and investors. The sale of loans allows the Bank to make more funds available to its customers in its service area, while the servicing provides income. In 2000, loans serviced totaled $52.8 million compared to $55.9 million in 1999.

The allowance for loan losses is an amount that management believes will be adequate to absorb possible loan losses based on evaluation of their collectibility and prior loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans, and current and anticipated economic conditions that may affect the borrower's ability to pay.

While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance based on their judgements about information available to them at the time of their examination.

The Bank's allowance for possible loan losses was 1.56% of total loans at the end of 2000. This compares to the Bank's peer group average allowance ratio of 1.33% as published through the Uniform Bank Performance Report.

Each quarter, management prepares and the Board of Directors approves a detailed analysis of the loan portfolio to ensure there are adequate reserves for potential losses. Reserves are established for specific loans including impaired loans, a pool of reserves based on historical charge offs by loan types, and supplementary reserves to reflect current economic conditions, credit concentrations, industry concentrations, and loan policy changes. The specific credit allocation includes a detailed review of the credit in accordance with SFAS No. 114 and 118 and an allocation is made based on this analysis.

The amount expended in 2000 for the provision for possible loan losses was $952,000. Loans charged off in 2000 totaled $1.22 million while recoveries totaled $214,000. Net charged off loans for 2000 were $1.0 million, or .37% of total loans at December 31, 2000, which was an increase from 1999's net loans charged off representing 0.25% of the total loan portfolio at December 31, 1999.

The 1999 provision for loan losses was $474,000 while loans charged off in 1999 totaled $888,000 with recoveries of $252,000. Net charged off loans for 1999 totaled $636,000.

In 2000, $729,000 or 73% of the net charge offs resulted from losses in the installment and other loans to individuals' portfolios. Net losses in the commercial and agricultural loan portfolios totaled $115,000, or 11% net charge offs for 2000, while net charge offs in real estate mortgages were $161,000, or 16% of the total net charge offs. About 50% of the $214,000 of recoveries came from one credit that was partially recovered this year.

If any portion of the outstanding principal of a loan is considered uncollectable, the portion of the loan not collateralized is charged off. Depending upon the circumstances, loans may or may not be pursued for collection after being charged off.

When a real estate loan goes to foreclosure and the Bank buys the property, the property is transferred from the loan portfolio to the Other Real Estate Owned (OREO) portfolio at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. Along with using conservative valuations of OREO properties, reserves are established to allow for selling expenses that can be reasonably estimated.

At the end of 2000, the OREO portfolio consisted of four properties at a total aggregate net book value of $107,000 compared with an OREO balance of $50,000 at the end of 1999.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31


2000
1999
1998
1997
1996
Real estate loans





   Construction and development
$ 12,297
$ 15,674
$ 11,366
$  7,925
$   8,906
   Mortgage
203,920
195,645
168,258
158,592
146,041
   Loans to finance agricultural
      production and other loans to
farmers

6,674

10,814

10,308

9,993

10,092
Commercial and industrial loans
28,624
22,561
22,778
23,696
29,040






Loans to individuals for household,
   family and other personal
   expenditures


15,841


15,693


16,538


16,668


17,242
All other loans
3,978
282
138
209
319
Real estate under foreclosure

47

520

49

56

320






TOTAL LOANS
$271,381
$261,189
$229,435
$217,139
$211,960






   Less:  Allowance for possible
loan losses

4,236

4,293

4,555

4,743

4,293






NET LOANS
$267,145
$256,896
$224,980
$212,396
$207,667

NON-ACCRUAL LOANS AND ACCRUING LOANS PAST DUE 90 DAYS OR MORE
AT DECEMBER 31

2000
1999
1998
1997
1996
Loans accounted for on a
   non-accrual basis

$6,907

$2,016

$1,744

$3,236

$3,541
Accruing loans contractually
   past due 90 days or more

$1,206

$  706

$1,710

$  774

$  733

Past due loans are reviewed on a monthly basis. Those loans 90 days or more past due which are not well secured or in the process of collection are designated as non-accruing. This includes government guaranteed loans unless the guaranteed portion has been sold. Non-accrual loans and those loans 90 days past due and still accruing represent 2.99% of average loans for 2000 and 1.10% for 1999. The increase in nonaccrual loans is primarily attributed to deterioration in one large credit for which management feels the Company is adequately reserved.


SUMMARY OF LOAN LOSS EXPERIENCE

2000
1999
1998
1997
1996
Balance at beginning of period
4,293
$4,455
4,743
4,293
4,048
Charge offs:





  Commercial, financial,
    agricultural, others

253

445

217

102

195
  Real estate mortgages
170
58
113
27
131
  Installments and other loans
    to individuals

800

385

458

456

385
Total charge offs
1,223
888
788
585
711






Recoveries:





  Commercial, financial,
    agricultural, others

136

51

40

169

73
  Real estate mortgages
7
60
21
154
94
  Installments and other loans
    to individuals

71

141

103

92

69
Total recoveries
214
252
164
415
236






Net charge offs
1,009
636
624
170
475
Provision charged to operations
952
474
336
620
720






Balance at end of period
$ 4,236
$  4,293
$ 4,455
$ 4,743
$ 4,293






Average loans outstanding during
   period

$271,000

$248,708

$224,406

$217,295

$207,188

Increased charge offs in 2000 over those taken in 1999 are attributed to larger than normal loses on two commercial installment loan relationships.

ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
(at December 31)

2000

1999

1998






Amount
Percent of
Loans in
Each
Category to
Total loans




Amount
Percent of
Loans in
Each
Category
to
Total
loans




Amount
Percent
of
Loans in
Each
Category
to
Total
loans







Real estate mortgages
$2,060
79.61%
$   627
81.10%
$1,240
78.31%
Installments and other
loans
   to individuals

560

5.91%

1,109

6.01%

323

7.21%
Commercial, financial,
and
   agricultural

1,563

13.00%

1,878

12.78%

1,010

14.42%
Other
0
1.48%
183
 .11%
180
 .06%
Unallocated
 53
--
496
 .00%
1,702
 .00%
TOTAL
4,236
100.00%
4,293
100.00%
4,455
100.00%

Investments

The investment portfolio consists primarily of United States Government agency securities, obligations of state and political subdivisions, corporate bonds, and mortgage backed securities. The objectives of the Bank's investment strategy for this portfolio is to maintain an appropriate level of liquidity, diversify earning assets, control interest rate risk, and generate acceptable levels of interest income.

The Bank's investment securities are classified in one of two categories: available for sale and held to maturity. Investment securities classified as available for sale are required to be reported at their fair value with unrealized gains and losses, net of taxes, excluded from earnings but shown separately as a component of accumulated other comprehensive income. Securities classified in this category comprise 23% of the portfolio at December 31, 2000. Held to maturity securities, which comprise 77% of the portfolio, are reported at amortized cost.

On January 1, 2001, the Bank, as allowed under Statement of Financial
 Accounting Standards No. 133 and 137 repositioned a significant part of the investment portfolio from held to maturity to available for sale.

At December 31, 2000, the investment portfolio was $162.2 million, $4.4 million less than the balance at 1999 year end. The overall yield of the portfolio in 2000 was 6.73% compared to 6.52% in 1999. This 21 basis point increase is attributable primarily to the purchase of securities in 1999 and early 2000 during a period of rising interest rates. In the latter part of 2000, the Bank curtailed new purchases of securities, instead diverting maturities, paydowns, and interest to operating purposes and the paydown of non-deposit borrowings.

At December 31, 2000, and 1999, the held to maturity category of investments had net unrealized losses of $61,000 and $3.4 million respectively, while the available for sale classification of securities had net unrealized losses of $114,000 and $1.5 million respectively.

INVESTMENTS HELD TO MATURITY AT DECEMBER 31
(at book value)

2000
1999
1998
Obligations to U. S.
   Government Agencies

$    2,407

$    2,424

$
5,690
Obligations of State and
   Political Subdivisions

2,442

4,422

5,634
Other
  111,457
  121,985
  101,838
TOTAL
$116,306
$128,831
$113,162

INVESTMENTS AVAILABLE FOR SALE AT DECEMBER 31
(at fair value)

2000
1999
1998
Obligations to U. S.
   Government Agencies

$34,379

$28,155

$12,249
Obligations of State and
   Political Subdivisions

-

-

-
Other
    3,465
   3,495
    5,595
TOTAL
$37,844
$31,650
$17,844

MATURITY SCHEDULE FOR INVESTMENTS HELD TO MATURITY
At December 31, 2000


One Year or
Less
Greater
Than one
Year to
Five years
Greater than Five
Years to
Ten Years

Greate
r
Than
Ten
Years
Obligations to U.S.




   Government agencies:
$      0
$    0
$    0
$    0
   Average Yield
-
-
-
-





Mortgage backed
Securities:




   U.S. Government
agencies
201
1,849
16,885
65,462
   Average Yield
6.78%
6.32%
6.48%
6.88%





Mortgage backed
Securities:




   Other
0
153
3,711
10,104
   Average Yield
-
5.15%
6.68%
6.68%





Obligations of State and
Political
   Subdivisions

721

876

360

485
   Average Yield
7.19%
4.22%
7.6%
7.6%





Other Bonds
1,906
12,602
991
0
   Average Yield
6.08%
6.48%
8.47%
-





TOTAL
$2,828
$15,480
$21,947
$76,05
1


MATURITY SCHEDULE FOR INVESTMENTS
AVAILABLE FOR SALE AT DECEMBER 31, 2000
(at fair value)


One Year or
Less

One Year to
Five Years
Greater than
Five Years to
Ten Years

Greater than
Ten Years
Obligations of U. S.
   Government agencies

$         0

$13,859

$20,519

0
      Average yield
-
6.72%
6.80%
-





Mortgage backed securities:




   U. S. Government agencies
0
0
0
$2,244
   Average yield
-
-
-
7.81%





TOTAL
$
0
$13,859
$20,519
$2,244

Mortgage backed securities are included based upon the final maturity date of the security. In 2000, the mortgage-backed securities portfolio has an average life of 7.06 years, a modified duration of 4.90 years and is yielding an average of 6.77%.

Yields on tax-exempt bonds were not computed on a tax equivalent basis.

The Bank does not hold any securities for a single issuer, other than U. S. Government agencies, where the aggregate book value of the securities exceed 10% of the Bank's shareholders' equity.


DEPOSITS AND BORROWED FUNDS

The principal source of funding the balance sheet is customer deposits, which declined modestly between December 31, 2000, and 1999. Average balances of deposits including non-interest bearing, NOW, savings, and time deposits increased $5.5 million between years. Average earnings assets which include loans, investment securities, and short term investments increased $35.5 million, while December 31, 2000 balances increased a more modest $4.8 million. To fund this average increase in earning assets during 2000, the Bank relied on increased borrowings from the Federal Home Loan Bank (FHLB). Average borrowings from the FHLB during 2000 were $32.8 million greater than the average borrowings in 1999. At December 31, 2000 FHLB outstandings were $6.1 million greater than December 31, 1999. The Bank is focused on reducing FHLB indebtedness, and funding loan growth through deposit growth and cash flow from maturing investment securities.

During 2000, the cost of the Bank's interest bearing deposits increased $719,000 over 1999. The average rate paid for these deposits increased to 3.81% from 3.57% in 1999. This increase in rate is attributable to a 100 basis point increase in the federal funds rate during 2000 and a modest shift in the deposit mix to more costly CD products.

The cost of FHLB and overnight borrowings increased $3.1 million due to this 100 basis point increase in the federal funds rate in 2000 and a $35.4 million increase in average outstanding balances between years.

SUMMARY OF DEPOSIT PORTFOLIO

2000

1999

1998


Average
Balance
Average
Rate
Average
Balance
Average
Rate
Average
Balance
Average
Rate
Demand deposits
$  44,180

$ 43,103

$  38,890

NOW accounts
44,260
1.07%
44,115
1.07%
41,872
1.48%
Savings accounts
76,189
3.16%
77,021
3.04%
57,791
2.86%
Time deposits
115,984
5.17%
110,854
4.93%
116,262
5.39%
Total deposits
$280,613

$275,093

$254,815




MATURITY SCHEDULE FOR TIME DEPOSITS $100,000 OR MORE AT DECEMBER 31, 2000

Three Months or Less
Over Three Months
Through Six Months
Over Six Months Through
Twelve Months
Over Twelve Months
$7,546
$6,567
$5,181
$1,123

CAPITAL RESOURCES

The Company continued to maintain a strong capital portfolio, which is vital in that it promotes depositor and investor confidence and provides a solid foundation for future growth. In 2000, shareholders' equity increased $1.36 million after paying $2.55 million of dividends to shareholders, purchasing $1.82 million of treasury stock, and recouping $939,000 value through market appreciation of the securities available for sale portfolio. The Company at December 31, 2000, demonstrated this capital strength with Tier 1 Capital of 16.8%, total capital of 18.0%, and a leverage ratio of 10.6%, compared to regulatory minimum requirements of 4%, 8%, and 4%, respectively.

On January 10, 2000, Bar Harbor Bankshares acquired Dirigo Investments, Inc., a NASD Registered Broker-Dealer firm in Ellsworth, Maine. Dirigo Investments, Inc., operates as a full-service discount brokerage firm, and is one of three companies in Bar Harbor Bankshares' financial services subsidiary, BTI Financial Group.

In November of 1999, the Board of Directors of the Company approved a stock repurchase plan. The plan allows for the repurchase of up to 10% of the Company's outstanding shares of stock or approximately 344,000 at the time of the announcement of the plan. As of December 31, 2000, the Company had repurchased 137,500 shares of stock under this plan for a total price of $2.22 million.

On December 8, 1998, the Board of Directors of the Company declared a 100% stock dividend effected as a stock split to owners of record as of December 28, 1998, payable on January 25, 1999. Per share data information has been adjusted to reflect the 100% stock dividend.

There are no known trends, events or uncertainties nor any recommendations by any regulatory authority that are reasonably likely to have a material effect on the Company's liquidity, capital resource, or operating results.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.

Net interest income in 2000 decreased $433,000, or 2.3%, from 1999 although average earning assets increased $35.4 million. The yield on earning assets in 2000 increased from 7.89% to 8.02%, which, with the increase in volume, increased interest income $3.38 million, or 10.6%, in 2000 from 1999. Offsetting this was the increased cost of interest bearing deposits of $719,000, or 14 basis points, over 1999 and the increased cost of FHLB and overnight borrowings of $3.1 million in 2000 over 1999. This is attributed to an 87 basis point increase in average rate paid on FHLB borrowings which was directly influenced by a 100 basis point increase in the federal funds targeted rate, and a $32.8 million increase in average borrowings from 1999. This $32.8 million increase in average borrowings almost mirrors the $35.4 million increase in average earnings assets.

A principal reason for the increased borrowings was to fund increases in the loan portfolio which had an average increase of $22.3 million during 2000 from 1999 and to leverage the average investment portfolio balance which increased $13.6 million between years. Since deposits increased only modestly to fund this increase in earning assets, the strategy was to increase FHLB borrowings which was a more expensive source of funding than deposits. This compression of net interest income was also evident in the net interest margin which is the ratio of net interest income divided by earning assets. This ratio declined from 4.48% in 1999 to 4.02% in 2000.

The following schedules provide detail of changes in interest income, interest expense, and net interest income due to changes in volume and rate.
Nonaccrual loans are included in total average loans.


AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
(Amounts in Thousands)
2000

Average
Balance

Interest
Yield/
Rate
ASSETS



Loans
$271,000
$ 23,939
8.83%
Taxable investment securities
165,529
11,168
6.74%
Non-taxable investment securities<F1>
3,082
186
6.03%
Fed. funds sold and money market funds
        694
         40

Total interest-earning assets
440,305
35,333
8.02%
Non-interest earning assets:



   Total cash and due from banks
13,598


   Allowance for possible loan losses
(4,222)


   Bank premises and equipment
10,302


Other assets
   11,589


TOTAL ASSETS
$471,572






LIABILITIES AND SHAREHOLDERS' EQUITY



Interest bearing demand deposits
$ 44,260
$     439
 .99%
Savings deposits
76,189
2,331
3.06%
Time deposits
115,984
6,238
5.38%
Repurchase agreements and short term
borrowings
114,663
6,995
6.10%
Long term borrowings
    24,040
    1,613
6.71%




TOTAL INTEREST BEARING LIABILITIES
$375,136
$17,616
4.70%




Non-interest bearing liabilities:



Non-interest bearing demand deposits
44,180


Other liabilities
     2,706


Shareholders' equity
   49,550


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY
 471,572


NET EARNING ASSETS
   65,169


NET INTEREST INCOME/NET INTEREST SPREAD

17,717
3.32%
NET INTEREST MARGIN


4.02%
NET INCOME
$   4,797


DIVIDENDS PAID IN CURRENT YEAR
$   2,554






RETURN ON AVERAGE ASSETS
1.02%


RETURN ON AVERAGE EQUITY
9.68%


DIVIDEND PAYOUT RATIO
53.00%


EQUITY CAPITAL TO ASSETS RATIO
10.51%


<F1>
Reported on tax-equivalent basis calculated using a rate of 34%


AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
(Amounts in Thousands)
1999

Average
Balance

Interest
Yield/
Rate
ASSETS



Loans<F1>
$248,708
$21,777
8.76%
Taxable investment securities<F1>
149,698
9,798
6.55%
Non-taxable investment securities
5,332
316
5.92%
Fed. funds sold and money market funds
      1,128
         61
5.38%
Total interest-earnings assets
$404,866
$31,952
7.89%
Non-interest earning assets:



Total cash and due from banks
11,450


Allowance for possible loan losses
(4,781)


Bank premises and equipment
7,960


Other assets
      9,060


TOTAL ASSETS
$428,555






LIABILITIES AND SHAREHOLDERS' EQUITY



Interest bearing demand deposits
$  44,115
$     480
1.29%
Savings deposits
77,021
2,338
3.04%
Time deposits
110,854
5,471
4.93%
Repurchase agreements and short term
borrowings
74,640
3,930
5.26%
Long term borrowings
    28,662
     1,583
5.52%




TOTAL INTEREST BEARING LIABILITIES
$335,292
$ 13,802
4.12%




Non-interest bearing liabilities:



Non-interest bearing demand deposits
43,103


Other liabilities
      2,029


Shareholders' equity
    48,131


TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY
$428,555


NET EARNING ASSETS
$  69,574


NET INTEREST INCOME/NET INTEREST SPREAD

$18,150
3.77%
NET INTEREST MARGIN


4.48%
NET INCOME
$   6,225


DIVIDENDS PAID IN CURRENT YEAR
$   2,476






RETURN ON EQUITY AND ASSETS



RETURN ON AVERAGE ASSETS
1.45%


RETURN ON AVERAGE EQUITY
12.93%


DIVIDEND PAYOUT RATIO
39.78%


EQUITY CAPITAL TO ASSETS RATIO
11.23%


<F1>
Reported on tax-equivalent basis calculated using a rate of 34%


AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
(Amounts in Thousands)
1998

Average
Balance

Interest
Yield/
Rate
ASSETS



Loans<F1>
$224,406
$21,290
9.49%
Taxable investment securities<F1>
111,111
7,450
6.71%
Non-taxable investment securities
6,650
424
6.37%
Fed. funds sold and money market funds
        955
         47
4.92%
Total interest-earning assets
$343,122
$29,211
8.51%
Non-interest earning assets:



Total cash and due from banks
10,856


Allowance for possible loan losses
(4,721)


Bank premises and equipment
7,823


Other assets
      6,577



$363,657


LIABILITIES AND SHAREHOLDERS' EQUITY



Interest bearing demand deposits
$  41,872
$    622
1.48%
Savings deposits
57,791
1,650
2.86%
Time deposits
116,262
6,267
5.39%
Repurchase agreements and short term borrowings
39,644
2,133
5.38%
Long Term Borrowings
    22,849
   1,301
5.69%




TOTAL INTEREST BEARING LIABILITIES
$278,418
$11,973
4.30%




Non-interest bearing liabilities:



Non-interest bearing demand deposits
38,890


Other liabilities
      2,177


Shareholders' equity
    44,172


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
$363,657


NET EARNING ASSETS
$  64,704


NET INTEREST INCOME/NET INTEREST SPREAD

$  17,238
4.21%
NET INTEREST MARGIN


5.02%
NET INCOME
$    6,607


DIVIDENDS PAID IN CURRENT YEAR
$    2,307






RETURN ON EQUITY AND ASSETS



RETURN ON AVERAGE ASSETS
1.82%


RETURN ON AVERAGE EQUITY
14.96%


DIVIDEND PAYOUT RATIO
34.92%


EQUITY CAPITAL TO ASSETS RATIO
12.14%


<F1>
Reported on tax-equivalent basis calculated using a rate of 34%











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

YEAR-ENDED DECEMBER 31, 2000
COMPARED TO DECEMBER 31, 1999
INCREASES (DECREASES) DUE TO:

Volume
Rate
Net
Loans
$1,985
$  177
$2,162
Taxable investment securities
1,075
295
1,370
Non-taxable investment securities
(140)
10
(130)
Federal funds sold and money market funds
    (25)
        4
     (21)




TOTAL EARNING ASSETS
$2,895
$ 486
$3,381




Deposits
$   160
$ 559
$  719
Repurchase agreements and short term borrowings
2,360
705
3,065
Long term borrowings
  (279)
       309
       30
TOTAL INTEREST BEARING LIABILITIES
  2,241
    1,573
  3,814
NET CHANGE IN INTEREST
$   654
($1,087)
($ 433)

YEAR-ENDED DECEMBER 31, 1999
COMPARED TO DECEMBER 31, 1998
INCREASES (DECREASES) DUE TO:

Volume
Rate
Net
Loans
$2,201
($1,714)
$   487
Taxable investment securities
2,530
(164)
2,366
Non-taxable investment securities
(80)
(28)
(108)
Federal funds sold and money market funds
      11
      (15)
      (4)




TOTAL EARNING ASSETS
$4,662
($1,921)
$2,741




Deposits
$   650
($   900)
($  250)
Repurchase agreements and short term borrowings
1,845
(48)
1,797
Long term borrowings
     322
     (40)
     282
TOTAL INTEREST BEARING LIABILITIES
  2,817
(    988)
  1,829
NET CHANGE IN INTEREST
$1,845
($  933)
$   912

Non-Interest Income

Non-interest income in 2000 increased $1.21 million, or 20.7%, primarily because of the purchase of Dirigo Investments, Inc., which contributed $603,000 of revenue and an increase of service charges on deposits of $550,000. This latter increase was due to fee enhancements that were implemented during the fourth quarter of 2000 and the improved management of customer charges throughout the year.

Non-interest income for 1999 was $167,000 more than 1998. Included in other service charges, commissions and fees are fees generated from the Bank's various electronic card programs, VISA, merchant programs, ATM, and check card fees. Collectively, other service charges, commissions, and fees earned $327,000 more before expenses than in the previous year. Security gains of $148,000 representing closure on portions of the Bank's investment in a regional venture capital fund were taken in 1998 with only minor gains taken in 1999.


Non-interest Expense

Non-interest expense increased $2.32 million, or 16.2% in 2000 from 1999 principally due to additional expenses associated with Dirigo and the formation of BTI and its subsequent expansion into Bangor, Maine, a computer software conversion of the core operating system and its principal applications, additions of key staff throughout the Company to take advantage of future opportunities, additions to credit administration that are expected to reduce future collection costs and charge-offs, and performance training throughout the Company.

Much of this increase in expense is reflected in salaries and benefits which increased 28% in 2000 over 1999 after excluding from 1999 comparison a one-time expense of $640,000 related to the non-qualified supplemental retirement plan of a former officer. The addition of Dirigo Investments, Inc., added $368,000 of salary related expenses in 2000 that were not incurred in 1999. Other increases in 2000 include overtime pay associated with the computer conversion, salaries related to the forming of a more comprehensive credit administration function, additional BTI staff, particularly in the areas of investment management and customer service, and key executive management positions that included some transitional overlap.

Occupancy increased because of expanded office space for BTI and its subsidiaries, and higher utility costs because of escalating utility prices. Furniture and equipment expense increased $379,000, primarily due to higher technology costs related to the enhanced operating software that was acquired in 2000. Other operating expenses included increases in consulting fees related to the software conversion and other operational improvements, office supplies related to new computer forms, and the operations of BTI, losses on the disposal of fixed assets, particularly obsolete computer equipment.

Non-interest expenses for 1999 were $1.4 million or 11% more than 1998. The major increases were salaries and benefits which included the $640,000 mentioned previously and other operating expenses which included $349,000 for start up expenses in connection with the conversion of the banking software solution and costs incurred with the formation of BTI Financial Group.









Liquidity

Liquidity is measured by the Bank's ability to meet short-term cash needs at a reasonable cost or minimum loss to the Bank. Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs. Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities it serves. The Bank uses a Basic Surplus/Deficit model to measure its liquidity over a 30-day and a 90-day time horizon. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement within a 30-day period is examined. The Bank's policy is to maintain its liquidity position at a minimum of 5% of total assets. Liquidity as measured by the Basic Surplus/Deficit model was 12.4% as of December 31, 2000, for the 30-day horizon and 11.0% for the 90-day horizon.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. The Bank's market risk is composed primarily of interest risk, which may cause an unfavorable impact on net interest income. Through the Bank's Asset/Liability Committee
(ALCO), management reviews the interest rate sensitivity position of the Bank and establishes policies to monitor and limit exposure to interest rate risk. All guidelines and policies established by ALCO have been approved by the Board of Directors.

Asset/liability management maintains a balance between interest-sensitive earning assets and interest-bearing liabilities and manages the Bank's exposure against adverse fluctuations in interest rates. As of December 31, 2000, Bar Harbor Banking and Trust Company was liability sensitive with $183 million in assets and $255 million in liabilities that could be repriced within one year. This increases the exposure of interest rate risk to the bank on these funds in a rising rate environment but could be beneficial in a declining rate environment.

Management continues to watch economic trends with respect to interest rates. The Bank uses a simulation model to quantify the estimated exposure to interest rates. The model calculates the impact of changing interest rates for the Bank's interest earning assets and interest paying liabilities. The model assumes a static balance sheet and utilizes a non-parallel yield curve shift in rates to recognize the impact of interest rate changes. Based on simulations, if interest rates were to rise by 200 basis points and if the Bank were to maintain the balance sheet as it stands today, the Bank would reduce its net interest income by $275,000 during the next twelve months. If rates were to drop by 200 basis points, the Bank would experience a modest decrease in its net interest income of $62,000 during the next twelve months.














The following reflects the Bank's net interest income sensitivity analysis as of December 31, 2000, and 1999:

RATE CHANGE - 2000

-200 basis points
+200 basis points
Year 1


Net interest income change ($)
($   62)
($275)
Net interest income change (%)
(.36%)
(1.61%)



Year 2


Net interest income change ($)
$18
($125)
Net interest income change (%)
 .11%
(.73%)


RATE CHANGE - 1999

-200 basis points
+200 basis points
Year 1


Net interest income change ($)
$834
($1,022)
Net interest income change (%)
4.64%
(5.69%)



Year 2


Net interest income change ($)
$1,307
($2,132)
Net interest income change (%)
8.18%
(10.95%)

The preceding sensitivity analysis does not represent a Bank forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels and yield curve shape, prepayments on loans and securities, deposit rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment/refinancing levels deviating from those assumed, the impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals, and product preference changes, and other such variables. The sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

When appropriate, ALCO may use off-balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. A Board of Directors approved hedging policy statement governs use of these instruments.
  As of December 31, 2000, there were no off-balance sheet instruments in place.







ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Bar Harbor Bankshares


We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000.
These financial statements are the responsibility of the Company's management.
  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bar Harbor Bankshares and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



/s/ BERRY,  DUNN, McNEIL & PARKER

Portland, Maine
March 2, 2001


















CONSOLIDATED BALANCE SHEETS
BAR HARBOR BANKSHARES AND SUBSIDIARIES
DECEMBER 31, 2000, AND 1999
(Dollars in thousands)

2000
1999
Assets


Cash and due from banks
$ 10,580
$ 12,852
Securities:


   Available for sale, at market
37,844
31,690
   Held to maturity (market value $116,245 and
      $125,416 at December 31, 2000 and 1999
      repectively)


116,306


128,831
   Other securities
      8,068
      6,118
   TOTAL SECURITIES
162,218
166,639
Loans
271,381
261,189
Allowance for possible loan losses
   (4,236)
    (4,293)
   Loans, net of allowance
267,145
256,896
Premises and equipment
11,996
8,440
Other assets
    14,286
    11,982
TOTAL ASSETS
$466,225
$456,809



Liabilities


   Deposits


      Demand deposits
$  42,527
$  41,904
      Savings deposits
73,776
78,511
      NOW accounts
41,039
45,107
      Time deposits
  120,734
  116,186
      TOTAL DEPOSITS
278,076
281,708
   Securities sold under repurchase agreements
12,166
8,807
   Borrowings from Federal Home Loan Bank
119,152
113,035
   Other liabilities
      6,324
      4,114
TOTAL LIABILITIES
$415,718
$407,664



Commitments and contingent liabilities (Notes 13
and 16)


Shareholders' equity


   Capital stock, par value $2.00; authorized
      10,000,000 shares; issued 3,643,614 shares
      in 2000 and 1999 respectively


7,287


7,287
   Surplus
4,002
4,002
   Retained earnings
42,854
40,611
   Net unrealized accumulated other comprehensive
      losses

(76)

(1,015)
   Less:  cost of 337,500 shares and 222,100
shares
      of treasury stock at December 31, 2000 and
1999

   (3,560)

    (1,740)



TOTAL SHAREHOLDERS' EQUITY
    50,507
    49,145



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
$466,225
$456,809

The accompanying notes are an integral part of these consolidated financial statements.





CONSOLIDATED STATEMENTS OF INCOME
BAR HARBOR BANKSHARES AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(Dollars in thousands, except per share data)

2000
1999
1998
Interest and dividend income:



  Interest and fees on loans
$23,939
$ 21,777
$21,290
  Interest and dividends on securities
 11,394
  10,175
   7,921




Total interest and dividend income
 35,333
 31,952
 29,211




Interest expense:



  Deposits
9,008
8,289
8,539
  Short-term borrowings
550
830
549
  Long-term borrowings
  8,058
  4,683
  2,885




Total interest expense
 17,616
 13,802
 11,973




Net interest income
17,717
18,150
17,238
  Provision for possible loan losses
      952
     474
     336
Net interest income after provision for possible
loan losses
 16,765
 17,676
 16,902




Noninterest income:



  Trust and other financial services
3,200
2,707
2,726
  Service charges on deposit accounts
1,364
814
722
  Other service charges, commissions and fees
1,035
812
767
  Credit card service charges and fees
1,426
1,381
1,100
  Other operating income
41
132
225
  Net securities gains

0

8
     148

   7,066
  5,854
  5,688




Noninterest expenses:



  Salaries and employee benefits
7,937
6,834
6,031
  Occupancy expense
865
683
650
  Furniture and equipment expense
1,680
1,301
1,214
  Credit card expenses
1,162
1,247
986
  Other operating expense
   4,971
   4,233
   3,984

 16,615
 14,298
 12,865




Income before income taxes
7,216
9,232
9,725
Income taxes
   2,419
   3,007
   3,118




Net income
$ 4,797
$  6,225
$ 6,607




Per capital share data:



Net income
$ 1.43
$ 1.81
$1.92
Weighted average number of common shares
    outstanding

3,360,770

3,441,08
0

3,443,387

The accompanying notes are an integral part of these consolidated financial statements.





BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands, except number of shares and per share data)






Capital
Stock






Surplus





Retained
Earnings
Net
Unrealized
Appreciation
(Depreciation
)
on Securities
Available for
Sale





Treasury
Stock




Total
Shareholder
s'
Equity
Balance December 31, 1997
7,284
3,932
32,562
24
(1,340)
42,462

Net income 1998
-
-
6,607
-
-
6,607
Net unrealized appreciation on
securities
   available for sale, net of
tax of $14


-


-


-

        26


-

        26
Total comprehensive income
-
-
6,607
26
-
6,633
Cash dividends declared ($0.67
per share)
-
-
(2,307)


(2,307)
Sale of stock

3
     70

-
           -

-
       73
Balance December 31, 1998
7,287
4,002
36,862
50
(1,340)
46,861

Net income 1999
-
-
6,225
-
-
6,225
Net unrealized depreciation on
securities available for sale,
net of tax benefit of $549



-



-



-


_(1,065)



-


(1,065)
Total comprehensive income


6,225
(1,065)

5,160
Cash dividends declared ($0.72
per share)


(2,476)


(2,476)
Purchase of treasury stock
(22,100
   shares)


-


-


-

          -

   (400)

   (400)
Balance December 31, 1999
7,287
4,002
40,611
(1,015)
(1,740)
49,145







Net income 2000
-
-
4,797
-
-
4,797
Net unrealized appreciation on
securities
available for sale, net of tax
of $ 484

-

-

-

939

-

939
Total comprehensive income

-

-
  4,797
     939

-
   5,736
Cash dividends declared ($0.76
per share)


(2,554)


(2,554)
Purchase of treasury stock
(115,400
   shares)


-


-


-

          -

(1,820)

(1,820)
Balance, December 31, 2000
$7,287
$4,002
$42,854
$(76)
$(3,560)
$50,507










The accompanying notes are an integral part of these consolidated financial statements.





BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands)

2000
1999
1998
 Cash flows from operating activities:



 Net income
 $
4,797
 $
6,225
 $
6,607
 Adjustments to reconcile net income to net cash



 provided by operating activities:



    Depreciation

1,202

980

938
    Deferred income taxes

26

(180)

248
    Provision for loan losses

952

474

336
    (Gain) loss on sale of other real estate owned

(12)

15

19
    Net change in loans held for sale
0

1,018

(653)
    Net securities gains
0

(8)

(148)
    Net amortization of bond premium

89

179

249
    Loss on sale of premises and equipment

95

70

1
    Net change in other assets

(2,757)

(1,854)

(872)
    Net change in other liabilities

2,210

(412)

(200)




 Net cash provided by operating activities

6,602

6,507

6,525




 Cash flows from investing activities:



    Purchases of securities held to maturity

(5,213)

(45,592)

(72,428)
    Proceeds from maturity and principal paydowns of
       securities held to maturity

17,626

26,475

28,024
    Proceeds from call of securities held to maturity
0

3,250

16,346
    Purchases of securities available for sale

(6,808)

(20,465)

(16,245)
    Proceeds from maturity and principal paydowns of
       securities available for sale

99

1,525

302
    Proceeds from call of securities available for
sale

2,000

3,500

12,750
    Net decrease (increase) in other securities

(1,949)

23

22
    Net loans made to customers

(11,290)

(32,472)

(13,485)
    Capital expenditures

(4,953)

(1,546)

(1,231)
    Proceeds from sale of other real estate owned

44

115

505
    Proceeds from sale of fixed assets

100

7

0




 Net cash used in investing activities

(10,344)

(65,180)

(45,440)




 Cash flows from financing activities:



    Net increase (decrease) in deposits

(3,632)

15,260

14,545
    Net change in securities sold under repurchase
agreements

3,359

715

3,618
    Proceeds from Federal Home Loan Bank advances

104,500

103,000

50,000
    Repayment of  Federal Home Loan Bank advances

(62,383)

(56,000)

(30,500)
    Net change in short term borrowed funds

(36,000)

(85)

7,460
    Proceeds from sale of capital stock
0
0

73
    Purchase of treasury stock

(1,820)

(400)

0
    Payments of dividends

(2,554)

(2,476)

(2,307)




 Net cash provided by financing activities

1,470

60,014

42,889




 Net increase (decrease) in cash and cash equivalents

(2,272)

1,341

3,974
 Cash and cash equivalents at beginning of year

12,852

11,511

7,537




 Cash and cash equivalents at end of year
 $
10,580
 $
12,852
 $
11,511




Supplemental disclosures of cash flow information



   Cash paid during the year for:



   Interest
 $
17,606
 $
13,807
 $
11,992
   Income taxes, net of refunds
 $
2,200
 $
3,133
 $
3,180
   Non-cash transactions



       Transfer from loans to other real estate owned
 $
89
 $
82
 $
564

The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Bar Harbor Bankshares, ("the Company") through its wholly-owned subsidiaries, Bar Harbor Banking and Trust Company ("the Bank"), and BTI Financial Group ("BTI"), provides a full range of banking, trust, financial management, and investment services to individual and corporate customers throughout eastern Maine. These banking services are available in each of its ten branch locations while BTI subsidiaries are in three locations. The Bank and BTI are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.


Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-K of the Securities Exchange Act of 1934.

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


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bar Harbor Bankshares and its wholly owned subsidiaries, Bar Harbor Banking and Trust Company and BTI Financial Group. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.


Comprehensive Income

Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale and is disclosed in the consolidated statements of changes in shareholders' equity.







Cash and Due from Banks

The Bank is required to comply with various laws and regulations of the Federal Reserve Bank, which require that the Bank maintain certain amounts of cash on deposit and is restricted from investing those amounts. In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $100,000 that is insured by the FDIC.

Securities Available for Sale

Securities available for sale consist of certain securities to be held for indefinite periods of time, which are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity, net of tax effect. Gains and losses on the sale of securities available for sale are determined using the specific-identification method and are shown separately in the statement of income. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.


Securities to be Held to Maturity

Debt securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the interest method over the period to maturity.


Other Securities

Other securities include Federal Home Loan Bank stock and other non-marketable securities carried at cost.


Loans Held for Sale

Loans held for sale are individual residential mortgage loans that qualify for sale in the secondary market to the Federal Home Loan Mortgage Corporation (Freddie Mac). These loans are closed and immediately sold without recourse to Freddie Mac, with the Bank retaining loan servicing on said loans. The Bank does not pool mortgages for sale. Because loans are sold immediately, the cost approximates market value.


Loans

Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income as an adjustment to the loan yield over the life of the related loans.

Interest on loans is accrued and credited to income based on the principal amount of loans outstanding. The accrual of interest income is discontinued when, in the opinion of management, full collection of principal, interest, and fees is in question. Interest income on impaired loans is reported on a cash basis when received.

A loan is considered impaired when it is probable that the Bank will not collect all amounts due according to the contractual terms of the loan agreement. The carrying values of impaired loans, primarily those on a nonaccruing status, are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as provision for loan losses.

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


Mortgage Servicing Rights

Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to unamortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized value of the rights.


Premises and Equipment

Premises and equipment and related improvements are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line and accelerated methods over the estimated useful lives of the related assets.


Other Real Estate Owned (OREO)

Real estate acquired in satisfaction of a loan is reported in other assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and recorded at the lower of cost or fair market value less estimated costs to sell based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such
property are charged against the allowance for loan losses.   Subsequent
reductions in market value below the carrying costs are changed to other operating expenses.


Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Principal temporary differences occur with respect to pension and other postretirement benefits, depreciation and the provision for loan losses.






Financial Instruments with Off-balance Sheet Risk

In the ordinary course of business the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.


Statements of Cash Flows

For purposes of the statements of cash flows, the Bank considers cash on hand and amounts due from banks as cash and cash equivalents.


Basic Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the number of weighted average shares outstanding for the year. There are no diluted earnings per share as there is no potential capital stock.


Fair Value Disclosures

The Company in estimating its fair market value disclosures for financial instruments used the following methods and assumptions:

Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair values.

Securities available for sale, securities held to maturity and other securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable: For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits: The fair value of demand deposits, NOW accounts and savings accounts is the amount payable on demand. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered in the Bank's market for deposits of similar remaining maturities.

Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.

The fair values of the Bank's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on quoted market rates.

Accrued interest: The carrying amounts of accrued interest approximate their fair values.






Off-balance sheet instruments: The Bank's off-balance sheet instruments may include interest rate swaps, floors and loan commitments. Fair values for interest rate swaps and floors are based on quoted market prices. Fair values for loan commitments have not been presented, as the value is not material to the Company's statements due to the short-term nature of the underlying commitments.


Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. These statements set accounting and reporting standards for derivative instruments and hedging activities. They require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These statements are expected to have no impact on the Company as it has not engaged in any derivative transactions.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" is effective for transfers occurring after March 31, 2001. SFAS No. 140 replaces SFAS No. 125. This statement is expected to have no material impact to the Company's consolidated financial condition and results of operations.


2.  INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values at December 31, 2000 and 1999 follows:

2000

Amortize
d
Cost
Gross
Unrealized
Gains
Gross
Unrealize
d
Losses
Estimate
d
Fair
Value
Available for Sale:









Obligations of U.S. Government
agencies
$ 34,424
$131
$176
$34,379
Mortgage-backed securities -




   U.S. Government agencies
2,235
8
0
2,243
Marketable equity securities

1,300
      0
    78

1,222
Total securities available for sale
$ 37,959
$139
$254
$37,844





Held to Maturity:









Obligations of U. S. Government
agencies
$
2,407
$   0
$ 13
$
2,394
Mortgage-backed securities - U.S.
   Government agencies

81,990

460

533

81,917
Mortgage-backed securities - other
13,968
103
145
13,926
Obligations of states of the U.S. and
    political subdivisions thereof

2,442

11

30

2,423
Other bonds

15,499
  152
   66

15,585
Total securities held to maturity
$116,306
$726
$787
$116,245





1999

Amortize
d
Cost
Gross
Unrealized
Gains
Gross
Unrealize
d Losses
Estimate
d
Fair
Value
Available for Sale:









Obligations of U.S. Government
agencies
$ 29,593
$    0
$ 1,438
$ 28,155
Mortgage-backed securities - U.S.
   Government agencies

2,334

0

0

2,334
Marketable equity securities
   1,300
   6
   105
   1,201
Total securities available for sale
$ 33,227
$   6
$1,543
$31,690





Held to maturity:









Obligations of U. S. Government
agencies
$  2,424
$   0
$   108
$2,316
Mortgage-backed securities - U.S.
   Government agencies

94,592

104

2,738

91,958
Mortgage-backed securities - other
14,636
34
343
14,327
Obligations of states of the U.S. and
   political subdivisions thereof

4,422

37

57

4,402
Other bonds

12,757
      2
     346

12,413
Total securities held to maturity
$128,831
$177
$3,592
$125,416

At December 31, 2000, the amortized cost and estimated fair value of securities held to maturity and securities available for sale (other than marketable equity securities) are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale

Amortized
Cost
Estimated
Fair Value
Due in one year or less
$         0
$         0
Due after one year through five
years
13,843
13,859
Due after five years through ten
years
20,581
20,519
Due after ten years
0
0
Mortgage-backed securities
    2,235
    2,244

$36,659
$36,622


Securities Held to Maturity

Amortized
Cost
Estimated
Fair Value
Due in one year or less
$  2,627
$ 2,629
Due after one year through five
years
16,388
16,408
Due after five years through ten
years
848
880
Due after ten years
485
485
Mortgage-backed securities
    95,958
    95,843

$116,306
$116,245


There were no sales of securities available for sale or held to maturity in 2000, 1999 or 1998. U.S. Government securities having a carrying value of approximately $29.0 million at December 31, 2000, and $27.9 million at December 31, 1999 are pledged to secure certain deposits and for other purposes as required by law. Market values for these securities at December 31, 2000 and 1999 were $28.8 million and $26.9 million, respectively.


3.	LOANS

The following table shows the composition of the Bank's loan portfolio as of December 31, 2000 and 1999:

2000
1999
Commercial loans:


Real estate - variable rate
$65,349
$62,742
Real estate - fixed rate
6,367
8,719
Other - variable rate
24,008
27,642
Other
  13,264
  13,849

108,988
112,952



Tax Exempt:


Variable rate
249
42
Fixed rate
3,376
   1,967

   3,625
   2,009



Consumer:


Real estate - variable rate
69,075
63,829
Real estate - fixed rate
58,986
53,539
Home equity
15,407
13,579
Installment
7,906
10,420
Other
    8,280
    5,406

159,654
146,773



Real estate under foreclosure
0
520
Deferred origination fees, net
(886)
(1,065
Allowance for loan losses
(4,236)
    (4,293)

$267,145
$256,896

At December 31, 2000 and 1999, loans on non-accrual status totaled $6.9 million and $2.0 million, respectively. In addition to loans on non-accrual status at December 31, 2000 and 1999, the Bank had loans past due greater than 90 days totaling $860,000 and $710,000, respectively. The Bank continues to accrue interest on these loans because it believes collection of the interest due is reasonably assured.

The Bank makes single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. The Bank's lending activities are conducted in eastern Maine. Because of the Bank's proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated
with tourism.   At December 31, 2000, approximately $30.3 million of loans were made to companies in the hospitality industry. Loans for commercial and real estate development totaled $7.9 million. The loan portfolio at December 31, 2000 and 1999 consisted of 65% variable rate loans.




4.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the three years ended December 31 were as follows:

2000
1999
1998
Balance, beginning of year
$4,293
$4,455
$4,743




Provision for loan losses
952
474
336
Loans charged off
1,223
888
788
Less: recoveries on loans previously charged off
    214
    252
    164
Net loans charged off
 1,009
    636
    624




Balance, end of year
$4,236
$4,293
$4,455

Information pertaining to impaired loans at December 31 is as follows:

2000
1999
1998
Investment in impaired loans
$6,907
$2,016
$1,744
Portion of impaired loan balance for which
   an allowance for credit losses is allocated

$6,907

$2,016

$1,744
Portion of allowance for loan losses allocated
   to the impaired loan balance

$2,200

$  642

$  540
Interest not recorded on impaired loans at year
end
$   220
$    46
$    20


5.  LOANS TO RELATED PARTIES

In the ordinary course of business, the Bank has granted loans to certain officers and directors and the companies with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank's normal lending policies.

Loans to related parties at December 31, which in aggregate exceed $60,000, were as follows:


2000
1999
Beginning balance
$6,212
$7,243



New loans
1,541
1,535
Less:  repayments
4,388
2,566



Ending balance
$3,365
$6,212









6.   MORTGAGE SERVICING

Residential real estate mortgages are originated by the Bank for both portfolio and for sale into the secondary market. Certain loans are sold to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed-upon rate on the loan which, including a guarantee fee paid to Freddie Mac, is less than the interest rate the Bank receives from the borrower. The difference is retained by the Bank as a fee for servicing the residential real estate mortgages. As required by SFAS No. 125, the Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans. Capitalized servicing rights at December 31, 2000 and 1999 were $161,600 and 259,800 respectively. Amortization expense totaled $90,600 and $83,600 for 2000 and 1999, respectively. There was no amortization expense during 1998, the year that SFAS No. 125 was implemented.

Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balance of mortgage loans serviced for others was $52.8 and $55.9 million at December 31, 2000 and 1999, respectively.


7.  PREMISES AND EQUIPMENT

The detail of premises and equipment is as follows:


2000
1999
Land
$     655
$   561
Buildings and improvements
11,481
7,456
Furniture and equipment
6,697
4,916
Less:  accumulated depreciation
(6,837)
(4,493)

$11,996
$8,440

8.  LINE OF BUSINESS REPORTING

The Company manages and operates two major lines of business: Community Banking and Financial Services. Community Banking includes lending and deposit-gathering activities and related services to businesses and consumers. Financial Services, which was formed in January 2000, consists of broker-dealer operations, trust services, and investment portfolio management. The business lines are identified by the entities through which the product or service is delivered.

The reported lines of business results reflect the underlying core operating performance within the business units. Other is comprised of intercompany eliminations. Information is not presented for prior years as the Financial Services segment did not become operative until January 2000 and it is impractical to restate corresponding information for the prior years. Substantially all of the Company's assets are part of the Community Banking line of business. Selected segment information is included in the following table.











Year Ended December 31, 2000
Community
Banking
Financial
Services

Other
Consolidated
Totals
Net interest income
$17,688
$     26
$
3
$17,717
Provision for loan losses
952
0
0
952
Net interest income after provision
16,736
26
3
16,765
Noninterest income
5,768
3,243
(1,945)
7,066
Noninterest expense
12,652
 3,857

106
 16,615
Income (loss) before income taxes
9,852
(588)
(2,048)
7,216
Income taxes (benefit)
3,294
(199)
(676)
2,419
Net income (loss)
$ 6,558
$ (389)
$ (1,372)
$ 4,797

9.  DEPOSITS

The aggregate amount of short term jumbo certificates of deposit, each with a minimum denomination of $100,000, was $20.3 million and $16.9 million in 2000 and 1999, respectively.

At December 31, 2000, the scheduled maturities of time deposits are as follows:

Year
Amount
2001
$104,478
2002
6,443
2003
2,114
2004
23
2005 and thereafter
1,145
Individual Retirement Accounts
   (IRAs), without scheduled
   maturities


      6,531

$120,734

10.  REPURCHASE AGREEMENTS

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date.

Information concerning securities sold under agreements to repurchase for 2000 and 1999 is summarized as follows:


2000
1999
1998
Average daily balance during the year
$11,479
$ 8,264
$6,686
Average interest rate during the year
4.74%
4.48%
4.74%
Maximum month-end balance during the year
$16,788
$11,209
$10,192
Amount outstanding at end of year
$12,166
$8,807
$8,092

Securities underlying the agreements at year end were under the Bank's control and were as follows:

2000
1999
1998
Carrying value
$28,970
$25,511
$23,036
Estimated fair value
$28,828
$24,714
$23,359


11.  ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

A summary of advances from the FHLB is as follows:

Total
Principal
Range of
Interest Rates
December 31, 2000


Maturity
$74,152
5.48% to 7.26%
2001
$14,000
6.04% to 6.76%
2002
$  3,000
5.84%
2003
$28,000
4.80% to 5.99%
2005 - 2010




December 31, 1999




$76,000
4.79% to 6.39%
2000
$  5,035
5.48% to 6.10%
2001
$  7,000
5.45% to 5.84%
2003
$25,000
4.85% to 5.68%
2005 - 2009

All FHLB advances are fixed-rate instruments. The Bank has one amortizing advance, maturing in January 2001. The remaining advances are payable at their call dates or final maturity.

The Bank has $28 million in callable advances with maturity dates ranging from 2005 to 2010.

In addition to the above outstanding advances, other FHLB funds available to the Bank at December 31, 2000, totaled approximately $48.5 million. Pursuant to collateral agreements with the FHLB, advances are collateralized by all stock in the FHLB. Qualifying first mortgage loans, loans guaranteed by the
U. S. Government, multi-family loans, U. S. Government debentures, U. S. Government mortgage-backed securities, and non-Government mortgage-backed securities collateralized by 1-4 family loans totaling $119.4 million are available as collateral for FHLB advances.


12.  INCOME TAXES

The current and deferred components of income tax expense are as follows:

2000
1999
1998
Current



   Federal
$2,307
$3,086
$2,771
   State
       86
     101
       99

2,393
3,187
2,870
Deferred
       26
   (180)
     248

$2,419
$3,007
$3,118

The actual tax expense differs from the expected tax expense computed by applying the applicable U. S. Federal corporate income tax rate to earnings before income taxes as follows:

2000
1999
1998
Computed tax expense
$2,453
$3,139
$3,307
Increase (reduction) in income
   taxes resulting from:



      Officers' life insurance
(69)
(53)
(38)
      Tax exempt interest
(95)
(146)
(177)
      State taxes, net of
federal benefits
56
66
65
      Other
74
1
(39)

$2,419
$3,007
$ 3,118


The tax effect of temporary differences that give rise to deferred income tax assets and liabilities are as follows:

2000
Asset
2000
Liability
1999
Asset
1999
Liability
Allowance for possible losses on
   loans and other real estate owned

$1,281



$1,239


Deferred compensation
682

696

Postretirement benefit obligation
547

559

Unrealized depreciation
   on securities available for sale

39



523


Depreciation

$ 274

$ 274
Other
131
114
177
118

$2,680
$388
$3,194
$392

As of December 31, 2000 and 1999, the net deferred income tax asset amounted to $2.3 million and $2.8 million, respectively, and is included in other assets on the balance sheet. No valuation allowance for deferred taxes was required at December 31, 2000 or 1999.


13.  SHAREHOLDERS' EQUITY

On December 28, 1998, the Board of Directors declared a two-for-one stock dividend effected as a stock split to all shareholders of record as of that date, which was payable on January 25, 1999. All share and per share data included in this annual report have been restated to reflect the stock dividend.

Bar Harbor Bankshares' subsidiary, Bar Harbor Banking and Trust Company, has the ability to pay dividends to the parent subject to the minimum regulatory capital requirements. At December 31, 2000, the amount available for dividends was approximately $29.6 million.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. Management believes, as of December 31, 2000, that the Bank exceeds all capital adequacy requirements to which it is subject. As of December 31, 2000, the most recent notification from the federal regulators, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that the management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the following table:


For the
Bank

For
Capital
Adequacy
Purpose

To be well
Capitalize
d under
Prompt
corrective
action
provisions


Actual
Amount

Ratio
Actual
Amount

Ratio
Actual
Amount

Ratio
As of December 31, 2000






Total Capital
   (To Risk-Weighted Assets)






      Consolidated
$53,235
18.0%
$23,617
8.0%
NA

      Bank
$43,398
16.4%
$23,170
8.0%
$28,964
10.0%
Tier 1 Capital
   (To Risk-Weighted Assets)






      Consolidated
$49,538
16.8%
$11,808
4.0%
NA

      Bank
$43,778
15.1%
$11,585
4.0%
$17,378
6.0%
Tier 1 Capital
   (To Average Assets)






      Consolidated
$49,538
10.6%
$18,744
4.0%
NA

      Bank
$43,778
9.4%
$18,550
4.0%
$23,187
5.0%







As of December 31, 1999






Total Capital
   (To Risk-Weighted Assets)






      Consolidated and Bank
51,659
18.4
$22,473
8.0%
$28,091
10.0%
 Tier 1 Capital






    (To Risk-Weighted Assets)






      Consolidated and Bank
$48,148
17.1%
$11,236
4.0%
$16,855
6.0%
Tier 1 Capital
   (To Average Assets)






      Consolidated and Bank
$48,148
11.2%
$17,142
4.0%
$21,428
5.0%

At December 31, 2000 and 1999, the Company and its banking subsidiary, Bar Harbor Banking and Trust Company, were in compliance with all applicable regulatory requirements and had capital ratios in excess of federal regulatory risk-based and leverage requirements.

In November of 1999, the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding shares of stock or approximately 344,000 shares. The purchase can take place through either the open market or in privately negotiated transactions and at market prices. As of December 31, 2000, a total of 137,500 shares were purchased for an average per share price of $16.16.




14.  EMPLOYEE BENEFIT PLANS

The Company has two non-qualified supplemental retirement plans for certain officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognizes the costs associated with the agreements over the service lives of the participating officers. In 1999, the Company modified one of the non-qualified supplemental retirement plans for the benefit of a key employee approaching retirement, resulting in a one-time expense of $639,700. For 2000, 1999, and 1998, the expense of these supplemental plans was $111,909, $866,200, and $138,600, respectively.

401(k) PLAN

The Company has a 401(k) plan available to full-time employees. For the years ended December 31, 2000, 1999, and 1998, the Bank contributed $240,809, $186,200, and $178,700, respectively.


15.  POSTRETIREMENT BENEFITS

The Company sponsors a postretirement benefit plan, which provides medical and life insurance coverage to all eligible employees. The cost of providing these benefits is accrued during the active service period of the employee. Net periodic postretirement benefit cost includes the following components:


2000
1999
1998
Service costs of benefits earned
$  0
$  19
$15
Interest cost on accumulated
   postretirement benefit obligation

77

103

108
Amortization
(41)
(38)
(45)
Net periodic postretirement
   benefit cost

$36

$ 84

$78


It is the Company's policy to fund the cost of postretirement health care and life insurance plans as claims and premiums are paid.
Change in benefit obligations:
2000
1999
1998
Benefit obligation at beginning of
year
$1,127
$1,493
$1,377
Service costs of benefits earned
0
19
15
Interest cost on accumulated
   postretirement benefit obligation

77

103

108
Amortization
94
(121)
49
Benefits paid
(64)
(54)
(56)
Effect of curtailment
0
(313)
0
Benefit obligation at end of year
$1,234
$1,127
$1,493
Accrued benefit cost included in
   other liabilities

$1,610

$1,639

$1,921

During 1999, the Board of Directors approved the restructuring of the Company's retiree health benefit plan, which reduced its future liability by
 $313,000.

The accumulated postretirement benefit obligation (APBO) was determined using a 7% weighted average discount rate. The health care cost trend rates were assumed to be 12% in 2001, gradually declining to 6% after 12 years and remaining at that level thereafter. An increase in the health care trend of 1% would increase the APBO by approximately $91,000 and the net periodic postretirement benefit cost by $18,400. A decrease in the health care trend of 1% would decrease the APBO by approximately $79,900 and the net periodic cost by $10,900.


16.  FINANCIAL INSTRUMENTS

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans and standby letters of credit.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower.

The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for its balance sheet instruments.

The notional or contract amount for financial instruments with off-balance sheet risk are:

2000
1999
Commitments to originate loans
$4,500
$4,480
Unused lines and standby letters of credit
$28,752
$49,248
Unadvanced portions of construction loans
$6,485
$12,071


The estimated fair values of the Bank's financial instruments were as follows:

December
31, 2000

December
31, 1999


Carrying
Fair
Value
Carrying
Fair
Value
Financial Assets:




   Cash and cash
equivalents
$ 10,580
$ 10,580
$12,852
$12,852
   Securities available
for sale
37,844
37,844
31,690
31,690
   Securities held to
maturity
116,306
116,245
128,831
125,416
   Other securities
8,068
8,068
6,118
6,118
   Loans held for sale
0
0
0
0
   Loans receivable
267,145
270,623
256,896
256,363
   Interest receivable
3,585
3,585
3,201
3,201





Financial liabilities:




   Deposits
278,076
277,819
281,708
282,171
   Securities sold under
      repurchase
agreements

12,166

12,166

8,807

8,807
   Borrowings
119,152
119,152
113,035
109,461
   Interest payable
326
326
316
316




17.  QUARTERLY SUMMARIZED FINANCIAL DATA (UNAUDITED)




2000




1999



1
2
3
4
Year
1
2
3
4
Year
Interest and
dividend
   income

$ 8,546

$
8,830

$
8,849

$ 9,108

$ 35,333

$ 7,406

$ 7,774

$
8,288

$
8,484

$31,952
Interest expense
4,041
4,456
4,549
4,570
17,616
3,198
3,325
3,515
3,764
13,802
Net interest
income
4,505
4,374
4,300
4,538
17,717
4,208
4,449
4,773
4,720
18,150
Provision for
loan losses
163
163
163
463
952
269
269
119
(183)
474
Noninterest
income

1,362

1,596

2,192

1,916

7,066

1,186

1,226

1,804

1,638

5,854
Noninterest
expense

3,789

4,464

4,580

3,782

16,615

3,165

3,100

3,855

4,178

14,298
Income before
   income taxes

1,915

1,343

1,749

2,209

7,216

1,960

2,306

2,603

2,363

9,232
Income taxes
631
441
605
742
2,419
644
779
865
719
3,007
Net income
1,284
902
1,144
1,467
4,797
1,316
1,527
1,738
1,644
6,225











Earnings per
share
$0.38
$0.27
$0.34
$0.44
$1.43
$0.38
$0.44
$0.50
$0.49
$1.81

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, are presented below:

Balance Sheets
December 31

2000
1999
Cash
$647
$1,785
Investment in subsidiaries
49,026
47,260
Premises
758
 0
Other assets
          76
        100
Total assets
$ 50,507
$ 49,145



Shareholders' Equity
$50,507
$49,145


Statements of Income
Years Ended December 31

2000
1999
1998
Dividend income from
 subsidiaries

$11,055

$4,406

$2,308
Equity in undistributed
 earnings of subsidiaries<F1>

(6,108)

1,819

4,299
Bankshares expenses
   (150)
        0
         0




Net income
$4,797
$6,225
$6,607

<F1>
Amount in parentheses represents the excess of dividends over net income of subsidiaries.




STATEMENTS OF CASH FLOWS
Years Ended December 31

2000
1999
1998
Cash flow from operating activities:



      Net income
$4,797
$6,225
$6,607




Adjustments to reconcile net income
   to cash provided by operating
activities:



      Increase in other assets
(76)
(100)
0
      Equity in undistributed earnings of
subsidiaries
6,108
(1,819)
(4,299)




Net cash used by operating activities
10,829
4,306
2,308




Cash flows from investing activities:



      Additional investment in
subsidiaries
(6,835)
0
0
      Capital expenditures
(758)
0
0




Net cash used in investing activities
(7,593)
0
0




Cash flows from financing activities:







      Proceeds from sale of stock
0
0
73
      Purchase of treasury stock
(1,820)
(400)
0
      Dividends paid
(2,554)
(2,476)
(2,307)




Net cash used in financing activities
(4,374)
(2,876)
(2,234)




Net increase (decrease) in cash
(1,138)
1,430
74




Cash and cash equivalents, beginning of
year
1,785
355
281




Cash and cash equivalents, end of year
$       647
$  1,785
$    355


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.












PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the sections entitled "Management of the Company" and "Executive Officers" in the
 2001 Proxy Statement for the Annual Meeting of Shareholders, which is filed with the Securities and Exchange Commission.


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" in the 2001 Proxy Statement for the Annual Meeting of Shareholders, which is filed with the Securities and Exchange Commission.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the section entitled "Voting Securities and Principal Holders thereof" in the 2001 Proxy Statement for the Annual Meeting of Shareholders, which is with the Securities and Exchange Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Transactions with Directors, Officers, and Principal Shareholders" in the 2001 Proxy Statement for the Annual Meeting of Shareholders, which is filed with the Securities and Exchange Commission.




PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

EXHIBIT
NUMBER


2
Plan of Acquisition, Reorganization
Agreement, Liquidation, or Succession
Incorporated by reference to Form S-
14 dated March 14, 1984
3
Articles of Incorporation and Bylaws
Incorporated by reference to Form S-
14 dated March 14, 1984
10
Material Contracts
Incorporated by reference to Form 10-
K dated December 31, 1986
10.1
Employment Agreement with Paul G. Ahern
Enclosed herewith
13
Annual Report to Shareholders
Enclosed herewith
21
Subsidiaries of the registrant
Incorporated by reference to Form 10-
K dated December 31, 1987


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2001							BAR HARBOR
BANKSHARES
								(Registrant)

								/s/ Dean S. Read

								Dean S. Read
								President and Chief
Executive
								Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name
Name
/s/ Dean S. Read
/s/ Edward B. Grimball
Dean S. Read
Edward B. Grimball
President and Director
Chief Financial Officer
Chief Executive Officer
Chief Accounting Officer
March 28, 2001
March 28, 2001




/s/ Paul G. Ahern
/s/ Thomas A. Colwell
Paul G. Ahern, Director
Thomas A. Colwell, Director
March 28, 2001
March 28, 2001




/s/Warren C. Cook
/s/ Bernard K. Cough
Warren C. Cook, Director
Bernard K. Cough, Director
March 29, 2001
March 28, 2001




/s/ Dwight L. Eaton
/s/ H. Lee Judd
Dwight L. Eaton, Director
H. Lee Judd, Director
March 28, 2001
March 28, 2001




/s/ Lynda Z. Tyson

Lynda Z. Tyson, Director

March 28, 2001



ITEM 14.  EXHIBIT 10.  MATERIAL CONTRACT


EMPLOYMENT AGREEMENT WITH PAUL G. AHERN

	THIS EMPLOYMENT AGREEMENT is made and entered into as of this 3rd day of February, 2000, by and between BTI FINANCIAL GROUP, a Maine Financial Institution Holding Company with a principal place of business located at Bar Harbor, Maine, (hereinafter the "Company") and Paul G. Ahern, a resident of the State of Maine, (hereinafter the "Employee"). Corporation shall refer to Bar Harbor Bankshares or successor corporate Holding Company.

	In consideration of the mutual promises, covenants and agreements made herein the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound hereby, agree as follows:

	1.	EMPLOYMENT. The Company hereby employs Employee, and Employee hereby accepts employment by Company, on the terms and conditions specified herein.

	2.	 TERM    Employee's employment hereunder shall be for a term of
four (_4_) years commencing on the date hereof and ending February 3, 2004 unless sooner terminated as provided herein ("Term"). Employer agrees to notify Employee not less than one hundred eighty days (180) prior to February
3, 2004 if it does not intend to extend Employee's employment.    In the
absence of a notice of intent not to extend this Agreement, the Agreement shall be deemed extended, subject to Agreement by the Company and Employee upon the duration of the extension and upon the base salary to apply during
the extended term.    All other provisions of this Agreement shall remain in
effect. In the event that the parties are unable to agree upon the duration of an extended term or upon the base salary to be applicable during that term, this Agreement shall terminate at the conclusion of the Term."

	3.	RESPONSIBILITIES and OTHER ACTIVITIES.  During the Employment
Term, Employee shall be employed in an executive capacity in connection with the management of the Company, and shall undertake the general responsibilities and duties related to such position. During the Term, Employee shall faithfully perform the duties of his or her office or position as described herein, devote substantially all of his or her business time and energies to the business and affairs of the Company and shall use his or her best efforts, skills and abilities to promote the Company's interests. Employee may not engage in any business activities or render any services of a business, commercial, or professional nature (whether or not for compensation) that would affect adversely Employee's performance of his or her responsibilities and duties hereunder or conflict with the business of the Company for the benefit of any person or entity, unless Employee receives the prior written consent of the Company.

	4.	COMPENSATION.   The Company shall pay Employee a base salary of
not less than One hundred and fifteen thousand Dollars ($115,000.00) per annum payable in installments not less frequently than monthly during the Term and in accordance with Company's standard payroll practices. Employee shall be entitled to incentive compensation under any variable incentive compensation program which the Company may have in place from time to time. Employee shall be entitled to participate in such incentive compensation plans on the same basis and at the same level as other similarly situated employees of the Employer and its subsidiaries. Such compensation incentive programs may be amended from time to time at Company's sole discretion; provided, however, that no such amendment shall reduce the overall incentive nature of such program.



	5.	BENEFITS.

	(a) Employee shall be eligible to participate in such medical, dental, disability, retirement, life insurance, and other employee benefits on the same basis as may be provided to other similarly situated employees of the Employer and its subsidiaries. Such benefits may be created, changed or terminated from time to time in the Company's sole discretion. In addition, Employee shall be entitled to reasonable paid vacations during the Term consistent with the Company's vacation policy for other executive employees of the Company and its subsidiaries.

	(b) During the Term, the Company shall reimburse Employee, or cause Employee to be reimbursed, for all reasonable, ordinary and necessary expenses incurred by Employee in the performance of his or her duties hereunder in accordance with the Company's practices generally applicable to executive employees of the Company and its subsidiaries.

	6.  TERMINATION OF EMPLOYMENT.

	(a) Termination Due to Death.  In the event of the death of Employee during the Term, the estate or other legal representatives of Employee shall be entitled to any amount of earned but unpaid base salary accrued through the bi-
weekly pay period in which death occurs, such payment to be paid promptly following death.  The estate or other legal representatives of Employee also shall be entitled to receive incentive compensation payments, if any, that
Employee would have earned if his or her employment had continued through the then current fiscal year of the Company, which amount shall be reduced to account for the percentage of the fiscal year not worked by the Employee because of such death.  Any rights and benefits that Employee, or Employee's estate or other legal representatives, may have under employee benefit plans and programs of the Company upon Employee's death during the Term, if any, shall be determined in accordance with the terms and provisions of such plans and programs.

	(b)  Termination Due to Disability.

(i) Employee's employment hereunder shall terminate due to disability in the event that Employee is totally or partially disabled for a period of 90 consecutive days during the Term. During such 90-day period Employee shall continue to be paid his or her compensation based upon the accrued hours within the short term sick leave program provided in accordance with the Company's practices through the standard group Long Term Disability program offered to Bar Harbor Bankshares subsidiary employees and
executives.   For purposes of this Agreement, "Disability" shall be
defined and be paid in accordance with the terms of the long term disability policy then available to all employees and executives.

Thereafter, this agreement and the obligations of the parties herein shall terminate, except for the benefits provided for in the long-term disability insurance policy in effect at the time of the disability.

(ii) Upon the termination of Employee's employment due to disability pursuant to Section 6(b)(i) hereof, Employee shall be entitled to continued compensation and benefits in accordance with the normal policies and practices, if any, in effect as of the date of such termination for key management employees of the Company; provided, that Employee also shall be entitled to receive incentive payments, if any, Employee would have earned if his or her employment had continued through the then current fiscal year of the Company, which amount shall be reduced to account for the percentage of the fiscal year not worked by the Employee because of such disability. Any continued rights and benefits Employee, or Employee's legal representatives, may have under employee benefit plans and programs of the Company upon Employee's termination due to disability, if any, shall be determined in accordance with the terms and provisions of such plans and programs.

	(c)  Termination for Cause.

	(i) The Company may elect, at any time, to terminate the Employment Term and immediately remove Employee from his or her employment for "cause", except that if the Company terminates Employee under subsections (F) or (G) of this Section 6(c)(i), it must effect the termination by giving Employee 30 days prior written notice thereof. For purposes of this Section, "Cause" shall include, without limitation, the following:

			(A)  any admission of, or a plea of guilty or no contest to, any charge of embezzlement, theft or fraudulent act or any
crime which would reasonably be expected to be materially
detrimental to the business, operations, reputation or
financial condition of the company or

(B) willful misconduct of Employee in connection with the performance of any of his or her duties, including, without limitation, misappropriation of funds or property of the Company or any of its subsidiaries and/or affiliates or securing or attempting to secure personally any profit in connection with any transaction entered into on behalf of the Company or any of its subsidiaries and/or affiliates;

(C) conduct by Employee that would result in material injury to the reputation of the Company or its affiliates if Employee were retained in his or her position with the Company such as, but not limited to substance abuse, sexual harassment behaviors or violent or abusive behaviors exhibited in the workplace.

(D) the entry of any legal order which has the effect of precluding Employee from performing his or her duties hereunder for more than 30 consecutive days;

		(E) active disloyalty, such as aiding a competitor;

(F) continued, deliberate neglect by Employee of any of his or her duties hereunder

	(G) any other breach by or default of Employee of the terms of or this Employment Agreement.

	(H) loss of any license or permit required for Employee to perform his or her duties hereunder;

(I)	the inability to be bondable


(ii) In the event of termination for cause pursuant to Section 6(c) (i) hereof, Employee shall be entitled to receive any earned but unpaid base salary through the Termination Date. The rights and benefits Employee may have under employee benefit plans and programs of the Company existing as of the date of such termination, if any, shall be determined in accordance with the terms of such plans and programs. Except as provided in this
Section 6(c)(ii) and otherwise by applicable law, upon termination pursuant to Section 6(c)(i) hereof, all obligations of the Company to Employee hereunder shall cease immediately.

(iii) to the extent that the Employer terminates for cause, and any breach may be cured by Paul G.
Ahern, he or she should be provided a 30 day period within which he may cure any default.


	(d)  Termination Without Cause.

(i) The Company may elect, at any time, to terminate the Employment Term and remove Employee from his or her employment for any reason by giving Employee 30 days prior written notice of termination, subject to payment by the Company of the base salary described in
Section 6(d)(ii) below.

(ii) In the event of termination pursuant to Section 6(d)(i) hereof, Employee shall be entitled to receive any earned but unpaid base salary and incentive payments through the balance of the contract but in no case less than one year's base compensation.
The rights and benefits Employee may have under employee benefit plans and programs of the Company in existence as of the effective date of such termination, if any, shall be determined in accordance with the terms of such plans and programs. Except as provided by applicable law, upon termination pursuant to this Section 6(d), all obligations of the Company to Employee hereunder shall cease immediately.

(iii) Paul G. Ahern responsibilities and duties should not be substantially changed or diminished without Employee's prior consent .  In the event that the Employer should substantially change or diminish  job responsibilities without  consent and Paul
G. Ahern thereafter provides Notice of Termination, the event would be considered under the provisions of a termination by the Employer without cause in (ii) above..
 .
	(e) Voluntary Termination. Employee may voluntarily terminate his or her employment of his or her own volition by giving to the Company 90 days prior
written notice of termination. In such event,   Employee shall be entitled only
 to an amount of earned but unpaid base salary accrued up to the Termination
Date. The rights and benefits Employee may have under employee benefit plans and programs of the Company in existence as of the effective date of such termination, if any, shall be determined in accordance with the terms of such plans and programs. Notwithstanding any provisions to the contrary, (i)
 if Employee ceases carrying out his or her duties hereunder of Employee's own volition prior to the expiration of the aforesaid 90 day period, Employee shall forfeit any further accrual of base salary after the date Employee so ceases carrying out his or her duties and responsibilities hereunder, and (ii)
 if prior to the aforesaid written notice from Employee to the Company, the Company has delivered to Employee written notice that it intends to terminate Employee for cause pursuant to Section 6(c) hereof, then such notice from Employee as described in this Section 6(e) shall thereupon be rendered null and void. Except as provided by applicable law, upon termination pursuant to this Section 6(e), all obligations cease immediately.

	(f)  Any termination by Employer for Cause under 6c shall be communicated by
"Notice of termination" to the Employee.  For purposes of this Agreement, a
"Notice of Termination" means a written notice which (I) indicates the specific termination provision in the Agreement relied upon' and (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee's employment under
the provision so indicated..   The Company reserves the right to require that
the Employee not work the period following delivery of the Notice of
Termination provided that the Company shall not thereby be relieved of any payment obligations which it otherwise would have under Section 6 ( c ) of this Agreement.

	(g) Termination Date.  "Termination Date" means (i) if Employee's employment is terminated by Company for cause under Section 6(c) or without cause under
Section 6(d), or voluntarily by employee under Section 6(e), the date of receipt of the Notice of Termination or any later date specified therein, as the case may be; and (ii) if Employee's employment is terminated by reason of death or disability, the Termination Date shall be the date of death of
Employee or the disability effective date, as the case may be.

	(h)   All severance payments due under this contract will be forfeited upon break of the non compete agreement or any post-termination covenants.

	7.	 CONFIDENTIAL INFORMATION.

		(a)   Non-Disclosure.  Except as specifically authorized by the Company in writing, from the date hereof and continuing forever, the Employee agrees not to (i) disclose any Confidential Information to any individual or entity, or otherwise permit any person or entity to obtain or disclose any Confidential
Information, or (ii) use any Confidential Information for Employee's own
financial gain, whether individually or on behalf of another individual or entity (whether or not such other individual or entity is any way employed by or affiliated with the Company).  While not in any way limiting the generality of the foregoing, the prohibitions contained herein shall extend to any and all speeches and articles, and other similar forms of information dissemination, engaged or participated in by Employee, whether individually or on behalf of, or in concert with, another individual or entity (whether or not such other individual or entity is in any way employed by or affiliated with the Company).  Employee, however, may disclose Confidential Information if and only to the extent required by a valid order or subpoena issued by a court or administrative agency of competent jurisdiction, provided that in such event
Employee promptly notifies the Company or any subsidiary or affiliate of the
Company to which the Confidential Information relates, to afford the Company or its subsidiary or affiliate the opportunity to protect its interests in such Confidential Information.  Nothing contained in this Section 7(a) shall be construed as prohibiting Employee from disclosing Confidential Information that is or has become known to the public generally or is otherwise in the public domain other than as a result of improper disclosure.

		(b) Confidential Information. For purposes hereof, the term "Confidential Information" means any and all information and compilations of information, in whatever form or medium (including any copies thereof), relating to any part of the business of the Company or the business of any subsidiary or affiliate of the Company, provided to Employee (including any member of employee's immediate family) or to which Employee or any affiliate of Employee had access to or that Employee or they obtained or compiled or had obtained or compiled on his or her or their behalf, which information or compilations of information are not a matter of public record or generally known to the public, including, without limitation, (i) financial information regarding the Company or any subsidiary or affiliate of the Company; (ii) personnel data, including compensation arrangements relating to Employee or any other employee of the Company or any subsidiary or affiliate of the Company; (iii) internal plans, practices, and procedures of the Company or any subsidiary or affiliate of the Company; (iv) the names, portfolio information, investment strategies, requirements or any similar information of any customers, clients or prospects of the Company or any subsidiary or affiliate of the Company; (v) business methods and marketing strategies of the Company or any subsidiary or affiliate of the Company; (vi) any other information expressly deemed confidential by the officers or directors or the Company; and
(vii) the terms and conditions of this Employment Agreement and any, documents or instruments executed in connection therewith.

		(c)   Employee acknowledges that in any office or position occupied by
Employee, Employee may have access to and become familiar with or obtain
Confidential Information, and that a violation of Section 7(a) of this
Employment Agreement by Employee may cause irreparable harm to the Company.
Accordingly, Employee grants the Company the right to seek injunctive relief for any such violation, in addition to any other legal remedies that may be available to the Company.

		(d) Employee shall not, without the prior written consent of the Company, use or disclose, or negligently permit any unauthorized person who is not an employee of the Company to use, disclose, or gain access to, any Confidential Information.

		(e)   Upon termination of employment, Employee hereby agrees to deliver promptly to the Company and its affiliates and subsidiaries all memoranda, notes, records, manuals or other documents, including all copies of such materials, containing Confidential Information, whether made or compiled by
Employee or furnished to her from any source by virtue of Employee's relationship with the Company or its subsidiaries or affiliates.

		(f)   Employee will, with reasonable notice during or after the Term, furnish such information as may be in Employee's possession and cooperate with the Company or its affiliates or subsidiaries as may reasonably be requested in connection with any claims or legal actions in which the Company is or may become a party.  The Company will reimburse Employee for any reasonable out-of-
pocket expenses Employee incurs in order to satisfy his or her obligations under this clause (f).

	8. NON-COMPETION OBLIGATIONS. In consideration of the covenants of the Company contained herein, the Employee agrees as follows:

(a)	Employee hereby covenants and agrees with the Company that,
during the "Noncompete Period" (as hereinafter defined) and
within a fifty (50) mile radius from any then-existing place of business of BTI Financial Group, Bar Harbor Banking and
Trust Company, or any other entity affiliated with Bar Harbor
Bankshares or its successors.   Employee  shall not directly
or indirectly (a) acquire, lease, manage, consult for, serve as agent, employee, independent contractor or subcontractor for, finance, invest in**, own any part of or exercise management control over any business which provides any services competitive with the services provided by the Company or its subsidiaries or affiliates during the term of Employee's employment; or (b) solicit or suggest for employment on his or her own account or for the account of others or employ any person who during the term of Employee's employment became an employee of the Company or any of its subsidiaries or affiliates unless such person has not been employed by the Company or its subsidiaries or affiliates for at least twelve (12) months prior to the date of such solicitation, suggestion or employment; or (c) with respect to any client, customer or business associate with whom the Company or its subsidiaries or affiliates contracts in connection with its business, either solicit the same in a manner which could adversely affect the Company or its subsidiaries or affiliates or make statements to the same which disparage the Company or its subsidiaries or affiliates or their operations in any way. The "Noncompete Period" shall commence on the date hereof and terminate one (1) year after the cessation of Employee's employment under this Agreement with Employer and its affiliates.

**The ownership by the Principal of not more than five percent (5%) of the shares of stock of the corporation having a class of equity securities actively traded on a national securities exchange or on NASDAQ shall not be deemed, in and of itself, to violate the prohibitions of this provision.

(b)	Notwithstanding the foregoing, in the event that an extension of this Agreement is not offered to Employee, or is offered to Employee on terms which are substantially changed or diminished, then the prohibitions set forth in Section 8(a) shall no longer remain enforceable. For purposes of this
Section 8(b), the failure of Employer to offer an increase in base salary proportionate to increases provided during the term to similarly situated employees of Employer and its subsidiaries shall be deemed to constitute a substantial change.

(c)	The Employee acknowledges that his or her breach or threatened or attempted breach of any provision of sections 7 and 8 of this Agreement would cause irreparable harm to the Company not compensable in monetary damages and that the Company shall be entitled, in addition to all other applicable remedies, to a temporary and permanent injunction and a decree for specific performance of the terms of Sections 7 and 8 without being required to prove damages or furnish any bond or other security. Nothing herein contained shall be construed as prohibiting the Company from pursuing any other remedy available to it for such breach or threatened or attempted breach.

(d)	 All parties hereto acknowledge the necessity of protection
against the competition of the Employee and that the nature and scope of such protection has been carefully considered by the parties. The period and area covered are expressly acknowledged and agreed to be fair, reasonable and necessary.
To the extent that any covenant contained in section 7 or 8 is held to be invalid, illegal or unenforceable because of the duration of such covenant, the geographic area covered thereby or otherwise, the parties agree that the court making such determination shall have the power to reform such covenant to include as much of its nature and scope as will render it enforceable and, in its reduced form, said covenant shall be valid, legal and enforceable.

	9.  CHANGE OF CONTROL   If, during the Term, the Company shall terminate
Employee's employment other than for Cause (or other than by reason of the Employee's Death or Disability), or Employee shall terminate his employment under the Voluntary Termination provision, and, in the event that such termination occurs within ninety (90) days following a "change of control" as defined in Exhibit A, the Company shall pay to Employee, within thirty (30) days following the Termination Date, an additional amount equal to the amount remaining under the term of this contract but in no case in an amount less than one year's base salary (at the annual rate in effect immediately prior to the Termination Date).


	10.	ASSIGNMENTS, SUCCESSORS, AND ASSIGNS.  The rights and obligations of
Employee hereunder are not assignable or delegable and any prohibited assignment or delegation will be null and void.  The Company may assign and delegate this Agreement.  The provisions hereof shall inure to the benefit of and be binding upon the permitted successors and assigns of the parties hereto.

	11.	GOVERNING LAW.  This Agreement shall be interpreted under, subject to and governed by the substantive laws of the State of Maine, without giving effect to provisions thereof regarding conflict of laws.

12.	COUNTERPARTS.  This Agreement may be executed simultaneously in any number of counterparts, each of which will be deemed an original but all of which will together constitute one and the same instrument.

	13.     INVALIDITY.  The invalidity or unenforceability of any provision of this Agreement shall not affect any other provision hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision was omitted.  Furthermore, in lieu of such illegal, invalid, or unenforceable provision there shall be added automatically as a part of this
Agreement a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid and enforceable.

	14.  EXCLUSIVENESS.  This Agreement constitutes the entire understanding and agreement between the parties with respect to the employment by the Company of
Employee and supersedes any and all other agreements, oral or written, between the parties.

	15. MODIFICATION WAIVER. This Agreement may not be modified or amended except in writing signed by the parties. No term or condition of this Agreement will be deemed to have been waived unless waived in writing by the party charged with waiver. A waiver shall operate only as to the specific term or condition waived and will not constitute a waiver of any other term or condition of this Agreement or as to any subsequent occurrence of the term or condition.


16.	ARBITRATION.   Except as otherwise expressly provided hereunder, any
dispute, controversy or claim arising under this Agreement shall be settled by arbitration to be conducted under the rules of the American Arbitration Association. Arbitration shall be initiated by the serving of a written notice of intent to arbitrate (an "Arbitration
Notice") by one party upon the other. Arbitration proceedings shall be conducted.


(a) a single arbitrator to be agreed upon by the parties' provided that, if the parties are unable to agree upon a single arbitrator, the two so named shall name a third arbitrator. The arbitration proceedings shall be heard by all three arbitrators and the decision of a majority of the panel so selected shall be final and binding on the parties. Judgment upon the arbitration award may be entered in any court of competent jurisdiction. Any Arbitration Notice must be served within one (1) year from the date on which the claim arose, and failure to bring such claim within such one year period shall constitute a waiver of such claim and an absolute bar to further proceedings with respect to it. All arbitration proceedings shall be conducted in Bangor, Maine unless the parties otherwise agree in writing. Notwithstanding the foregoing, nothing in this agreement shall be deemed to preclude either party from seeking temporary or permanent injunctive relief from a court of competent jurisdiction with respect to any breach of this Agreement.

	17.	NOTICES.   All notices, requests, demands, waivers, and other
communications required or permitted to be given under this Agreement will be in writing and will be deemed to have been duly given: (a) if delivered personally or sent by facsimile or electronic mail, on the date received, (b) if delivered by overnight courier, on the day after mailing, and (c) if mailed, five days after mailing with postage prepaid. Any such notice will be sent as follows:

To Employee:
Paul G. Ahern
At currrent home address of record

To the Company:

BTI Financial Group c/o
Bar Harbor Bankshares	 		Fax Number: (207) 288-3314
Attn: Dean S. Read
82 Main Street
P.O. Box 218
Bar Harbor, ME   04609			E-Mail: dsread@bhbt.com

with a copies to:

Daniel G. McKay.    				Fax Number: (207) 942-3040
Eaton, Peabody, Bradford & Veague, P.A.
Fleet Center
P.O. Box 1210
Bangor, ME 04402-1210			E-Mail:  dmckay@eatonpeadboy.com


	IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.
						COMPANY

						BTI FINANCIAL GROUP

						By________________________________
						Dwight L. Eaton, Its President

						EMPLOYEE

						_____________________________
	Paul G. Ahern

				Exhibit A

For purposes of this Agreement, a Change in Control" shall be deemed to have occurred if:

1)	Any "Person" (as such term is used in Section 13(d) of the Securities
Exchange Act of 1934 (the "Exchange Act"), as amended), becomes the
"beneficial owner" (as determined pursuant to Rule 13d-3 under the Exchange
Act), directly or indirectly, of securities of Bar Harbor Bankshares (the
"Corporation") representing thirty (30) percent or more of the combined voting power of the Corporation's then outstanding securities. or
2)	During any period of two (2) consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the members of the Corporation's Board of
Directors (" the Board") and any new director, whose election to the Board or nomination for election to the Board by the Corporation's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Board. or
3)	The Corporation shall merge with or consolidate into any other corporation, other than a merger or consolidation which would result in the holders of the voting securities of the Corporation outstanding immediately prior thereto holding immediately thereafter securities representing more than seventy-five (75) percent of the combined voting power of the voting securities of the Corporation or such surviving entity outstanding immediately after such merger or consolidation, or
4)	The stockholders of the corporation approve a plan of complete liquidation of the Corporation or an agreement for the sale or disposition by the
Corporation of all or substantially all of the Corporation's assets, or
5)   The Corporation sells or otherwise disposes of more than fifty (50)
percent of the outstanding common stock or substantially all of the assets of
BTI Financial Group.









45



53