Form 10-Q
period 2001-03-31
BAR HARBOR BANKSHARES
filed 2001-05-14
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarter ended March 31, 2001	Commission File No.
841105-D

BAR HARBOR BANKSHARES

                  Maine						01-0393663

(State or other jurisdiction of
	(I.R.S. Employer
incorporation or organization)
	Identification No.)

PO Box 400
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

	YES:	XX			NO:



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001:

				Common Stock:		3,276,114













TABLE OF CONTENTS
PART 1
FINANCIAL INFORMATION
Page
No.



Item 1.
FINANCIAL STATEMENTS


Independent Accountants' Report
2




Financial Statements
4-7




Consolidated Balance Sheets at March 31,
2001
     and December 31, 2000
4




Consolidated Statements of Income for the
Three
     Months ended March 31, 2001, and
March 31, 2000
5




Consolidated Statements of Changes in
Shareholders'
    Equity for the Three Months ended
March 31, 2001
    and March 31, 2000
6




Consolidated Statements of Cash Flow for
the Three
    Months ended March 31, 2001, and March
31, 2000
7




Notes to Financial Statements
8-9



Item 2.
Management's Discussion and Analysis of
Financial
     Condition and Results of Operations
11-14



Item 3.
Quantitative and Qualitative Disclosure
About Market Risk
14






PART II
OTHER INFORMATION
Page
No.



Item 1.
Legal Proceedings
15



Item 2.
Changes in Securities and Use of Proceeds
15



Item 3.
Defaults Upon Senior Securities
15



Item 4.
Submission of Matters to a Vote of
Security Holders
15



Item 5
Other Information
15



Item 6
Exhibits and Reports on Form 8-K
15



Signature
Page

16

INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors
Bar Harbor Bankshares

We have reviewed the accompanying interim consolidated financial information of Bar Harbor Bankshares and Subsidiaries as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
May 11, 2001


















PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
(dollars in thousands, except per share data)

March 31
2001
(Unaudited)
December 31
2000
Assets


Cash and due from banks
$  10,415
$  10,580
Federal funds sold
18,000
0
Securities:


   Available for sale, at market
136,389
37,844
   Held to maturity (market value
$2,448 and $116,245 at
   March 31, 2001 and  December
31, 2000,  respectively)

2,450

116,306
   Other Securities
      8,105
       8,068
   Total Securities
146,944
162,218
Loans
272,728
271,381
Allowance for possible loan losses
   (4,194)
    (4,236)
   Loans, net of allowance
268,534
267,145
Premises and equipment
12,834
11,996
Other assets
   13,158
   14,286
TOTAL ASSETS
$469,885
$466,225



Liabilities


   Deposits


      Demand deposits
$  37,786
$ 42, 527
      NOW Accounts
41,503
41,039
      Savings deposits
69,625
73,776
      Time Deposits
121,149
120,734
      Total Deposits
270,063
278,076
   Securities sold under
repurchase agreements
13,774
12,166
   Borrowings from Federal Home
Loan Bank
128,500
119,152
   Other liabilities
      5,984
       6,324
TOTAL LIABILITIES
$418,321
$415,718



Shareholders' equity


   Capital stock, par value $2.00;
authorized
      10,000,000 shares; issued
3,643,614 shares

7,287

7,287



    Surplus
4,002
4,002
    Retained Earnings
43,313
42,854
   Accumulated other comprehensive
income
      Unrealized appreciation
(depreciation) on securities
       available for sale, net of
taxes of $500 and ($39) at
       March 31, 2001 and December
31, 2000, respectively



971



(76)
Less: cost of 367,500 shares and
337,500 shares
   of treasury stock at March 31,
2001, and at
   December  31, 2000
respectively.


(4,009)


(3,560)



TOTAL SHAREHOLDERS' EQUITY
   51,564
   50,507



TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY
$469,885
$466,225

See accountant's review report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(dollars in thousands, except per share data)
(UNAUDITED)

2001
2000



Interest and dividend income:


   Interest and fees on loans
$ 5,917
$ 5,700
   Interest and dividends on
securities and federal funds
   2,755
   2,844
Total interest and dividend income
8,672
8,544
Interest expense
   4,477
   4,041
Net interest income
4,195
4,503
Provision for possible loan loses
      200
      163
Net interest income after provision
for possible loan losses
   3,995
   4,340



Noninterest income:


   Trust and other financial services.
965
796
   Service charges on deposit accounts
558
247
   Other service charges, commissions,
and fees
224
164
   Other operating income
     101
     142
Total noninterest income
  1,848
  1,349



Noninterest expenses:


   Salaries and employee benefits
2,094
1,957
   Occupancy expense
263
171
   Furniture and equipment expense
403
325
   Other operating expense
   1,435
1,315
Total noninterest expenses
4,195
3,768



Income before income taxes
1,648
1,921
Income taxes
     558
    635



NET INCOME
$1,090
1,286



NET INCOME PER SHARE
$0.33
$0.38



Weighted average number of capital
stock
   shares outstanding

3,300,447

3,346,614



Dividends per share
$0.19
$0.19

See accountant's review report. The accompanying notes are an integral part of these consolidated financial statements.










BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(dollars in thousands, except per share data)
(UNAUDITED)
   `

CAPITAL
STOCK

SURPLUS
RETAINED
EARNINGS
NET UNREALIZED
APPRECIATION
(DEPRECIATION)
ON SECURITIES
AVAILABLE FOR
SALE
TREASURY
STOCK
TOTAL
SHAREHOLDERS'
EQUITY







Balance,
December 31,
1999
$7,287
$4,002
$40,611
($1,015)
($1,740)
$49,145
Net Income


1,286


1,286
Change in
unrealized
apprecia-
   tion on
securities
available
   for sale,
net of tax of
$10











            20





         20
Total
comprehensive
income


1,286
20
0
1,306







Cash
dividends
declared
    ($0.19
per share)



(646)



(646)
Purchase of
treasury
stock of
    34,100
shares










(574)

     (574)
Balance,
March 31,
2000
$7,287
$4,002
$41,251
($995)
($2,314)
$49,231





















Balance,
December 31,
2000
$7,287
$4,002
$42,854
($76)
($3,560)
$50,507
Net Income


1,090


1,090
Cumulative
effect to
record
   unrealized
appreciation
on
   securities
held to
maturity

transferred
to securities
   available
for sale, net
of tax
   of $14








(28)






(28)
Change in
unrealized
apprecia-
    tion on
securities
available for
    sale, net
of tax of
$535





1,075



1,075
Total
comprehensive
income


1,090
1,047

2,137







Cash
dividends
declared
   ($0.19 per
share)



(631)




(631)
Purchase of
treasury
stock of
   30,100
shares





($449)

(449)
Balance,
March 31,
2001
$7,287
$4,002
$43,313
$971
($4,009)
$51,564

See accountant's review report. The accompanying notes are an integral part of these consolidated financial statements.









BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)



 2001
2000



 Cash flows from operating activities:


 Net earnings
$1,090
$1,286
 Adjustments to reconcile net income to
net cash


   provided by operating activities:


      Depreciation
280
253
      Provision for loan losses
200
163
      Net amortization of bond premium
4
29
      Loss on sale of premises and
equipment
-
7
      Net change in other assets
589
(932)
      Net change in other liabilities
(340)
422
 Net cash provided by operating
activities
1,098
1,228



 Cash flows from investing activities:


   Net change in Federal Funds Sold
(18,000)
-
   Purchases of Securities Held to
Maturity
-
(4,347)
   Proceeds from maturity and principal
paydowns
     of securities held to maturity
-
4,206
   Purchases of Securities Available for
Sale
-
(5,308)
   Proceeds from call of securities
     available for sale
14,109
-
   Net increase in other securities
(37)
(587)
   Net loans made to customers
(1,589)
(4,336)
   Capital expenditures
(1,118)
(2,537)
   Proceeds from sale of fixed assets
-
        47
 Net cash used in investing activities
(3,851)
(12,836)
 Cash flows from financing activities:


    Net change in deposits
(8,013
(11,140)
    Net change in securities sold under
repurchase agreements
1,608
6,942
    Proceeds from Federal Home Loan Bank
advances
20,000
40,000
    Repayment of advances from Federal
Home Loan Bank
(26,804)
(35,000)
    Net change in short term other
borrowed funds
16.152
9,785
    Purchase of treasury stock
(449
(574)
    Payments of dividends
    (631)
  (646)
 Net cash provided by financing
activities
 1,863
 9,367



 Net decrease in cash and cash
equivalents
(165)
(2,241)



 Cash and cash equivalents at beginning
of year
 10,580
 12,852



 Cash and cash equivalents at end of
quarter
$10,415
 $10,611
 Non-cash transactions


   Transfer from loans to other real
estate owned
-
4
   Transfer of securities from held to
maturity to available for sale
113,864
-

See accountant's review report. The accompanying notes are an integral part of these consolidated financial statements.



7
BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q, and therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2001 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

The allowance for possible loan losses is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Credits deemed uncollectable are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.


2.  Effect of Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", are effective for years beginning after June 15, 2000. These statements set accounting and reporting standards for derivative instruments and hedging activities. They require an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These statements have had no impact on the Company, as it has not engaged in any derivative transactions.

SFAS No. 140, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities", is effective for transfers occurring after March 31, 2001. SFAS No.
140 replaces SFAS No. 125. This statement is expected to have no material impact to the Company's consolidated financial condition and results of operations.


3.  Line of Business Reporting

The Company manages and operates two major lines of business:
Community Banking and Financial Services. Community Banking, through the wholly owned subsidiary Bar Harbor Banking and Trust Company, includes lending and deposit-gathering activities and related services to businesses and consumers. Financial Services through BTI Financial Corporation and its three operating subsidiaries includes Dirigo Investments, Inc., a NASD registered broker-dealer; Block Capital Management, an SEC registered investment advisor; and Bar Harbor Trust Services, a Maine chartered trust company. The business lines are identified by the entities through which the product or service is delivered.

The reported lines of business results reflect the underlying core operating performance within the business units.  Other is comprised of intercompany eliminations and parent company only
items.   Selected segment information is included in the
following table.

THREE MONTHS ENDED MARCH 31
(UNAUDITED)

Community
Banking
Financial
Services
Other
Consolidated
Totals

2001
2000
2001
2000
2001
2000
2001
2000









Net
Interest
Income
$4,189
$4,501
$6
$2
0
$0
$4,195
$4,503
Provision
for loan
losses
200
163
0
0
0
0
   200
   163
Net
interest
income
after
provision
   for
loan
losses

3,989

4,338

6

2

0

0

3,995

$4,340
Non-
interest
income
908
2,513
965
796
(25)
(1,960)
1,848
$1,349
Non-
interest
expense
3,071
2,915
1,117
886
7
(33)
4,195
3,768
Income
(loss)
before
income
tax
1,826
3,936
(146)
(88)
(32)
(1,927)
1,648
1,921
Income
tax
(benefit)
618
1,302
(49)
(30)
(11)
(637)
558
635
Net
income
(loss)
$1,208
$2,634
($97)
($58)
($21)
($1,290)
$1,090
$1,286




















Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS

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

The following is the review of Bar Harbor Bankshares (the
Company) and its subsidiaries, Bar Harbor Banking and Trust
Company and BTI Financial Group, for the three months ended March
31, 2001.


SUMMARY

Total assets for the Company of $470 million at March 31, 2001, has increased slightly by $3.6 million from December 31, 2000. Earnings were $1,090,000 for the first three months of 2001, but are $194,000 below the earnings for the same period in 2000. Two projects, the formation of BTI Financial Group and its three subsidiary companies and the conversion of the banking software for Bar Harbor Banking and Trust Company (the Bank) and the non-bank subsidiaries, were primary focuses of the Company over the past twelve months and contributed to the decrease in net income between periods. The impact of these projects on the Company's earnings is discussed below.

BTI Financial Group (BTI), a wholly owned financial services subsidiary of Bar Harbor Bankshares, was formed in the fall of 1999. BTI Financial Group's subsidiaries, Dirigo Investments, Inc., Bar Harbor Trust Services and Block Capital Management began operations in January of 2000. As a result of the formation of BTI, the Company has implemented segment reporting as required by Statement of Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The formation of these three companies will position BTI to more fully participate in various segments of the financial services industry with the potential for significant growth. In mid-2000, a branch office of Dirigo Investments, Inc. was established in the Bangor, Maine, area including an office manager and a broker, expanding the potential market area. This office was further expanded with additional brokers in late 2000. At the end of the first quarter 2001, BTI moved into its newly renovated centralized facilities in Ellsworth, Maine.


REVIEW OF FINANCIAL CONDITION AT MARCH 31, 2001 AND
DECEMBER 31, 2000

Asset growth of $3.6 million from December 31, 2000 to March 31,
2001, includes modest loan growth of $1.4 million.   At quarter
end, consumer loans represented 58% of the portfolio, which was consistent with 59% at year-end. The ratio of commercial loans tends to increase in the second and third quarters that are more seasonally active for commercial lending. Investments decreased $15.3 from December 31,


10
2000, million due to maturities, called issues, and paydowns of mortgage backed securities. Lower interest rates have contributed to an acceleration of called securities and refinancing and payoffs of securitized mortgages. Federal funds sold have increased $18 million between periods as a short-term investment for excess funding.

The Bank's reserve for possible loan losses as of March 31, 2001, is 1.54% of total loans compared to 1.56% at December 31, 2000. Management reviews the allocation to the reserve on a quarterly basis and funds the reserve as deemed necessary. This review includes a provision for specific accounts and impaired loans, provisions due to historic loan loss experience by loan type and reserves reflecting industry and credit concentrations, currently local and national economic conditions, and underwriting standards. During the first three months of 2001, net charge offs totaled $242,000 compared to $280,000 during the first three months of 2000. The amounts represented below are the total dollars past due as of March 31, 2001, and December 31, 2000.

Category
March 31,
2001
December 31,
2000
90-days past due and still
accruing
$1,010
$1,206
Non-accruing
  6,758
   6,907

$7,768
 $8,113
Gross Loans
$272,728
 $271,381
Percentage of Gross Loans
2.85%
2.99%

Effective January 1, 2001, a substantial portion of the securities portfolio was reclassified from held to maturity to available for sale, as allowed by SFAS No. 133, as amended. This reclassification will permit more active management of the investment portfolio.

Premises and equipment growth includes the purchase and renovation costs of the headquarters of BTI in Ellsworth, Maine, as well as properties adjacent to the Ellsworth branch office of the Bank and in front of BTI. At March 31, 2001, the building was substantially complete and occupancy by the BTI subsidiaries had begun.

The Bank experiences a seasonal decline in its deposit base through late fall and the winter months. Between December 31, 2000 and March 31, 2001, deposits decreased by $8.0 million or 2.9%, which is consistent with the decrease during the previous year. Deposits generally increase during the second and third quarters when economic activity in the Company's market area is more seasonally active.


NET INTEREST INCOME

Rates, volumes and the mix of earning assets and interest bearing liabilities and the level of non-interest bearing deposits affect net interest income. Comparing the first three months of 2001 with the same period for 2000, net interest income decreased by $308,000. While average earning assets of the Bank increased slightly, by $2.2 million between the two periods, a declining interest rate environment, increased competition reflected in loan pricing, reduced opportunity for attractive yields in high quality investments, and some residual of rapidly rising funding costs in 2000, have narrowed average net interest margins. In some instances, in the first half of 2000, the Bank added fixed rate, longer-term assets to its


11
Balance Sheet, but it has funded those assets with shorter-term (one year or less) liabilities. As funding rates increased, the net interest income spread on these investments decreased because of the increasingly higher funding costs. While this compression has abated somewhat during the first quarter of 2001, average funding costs from the Federal Home Loan Bank were 67 basis points more in the first quarter of 2001 than in the first quarter 2000, which in large measure accounted for the decrease in net interest income between quarters.

Interest earned on loans for the first three months of 2001 when compared to the first three months of 2000, increased by more than $217,000 primarily due to increases in average volumes of $10 million but by only $34,000 due to overall increases in interest rates charged on the loan portfolio. Since March 31, 2000, the loan portfolio yield has increased by 9 basis points. Because of declining interest rates in the first quarter of 2001 and the repricing attributes of the mix of loans, the overall yield on the loan portfolio at the end of the first quarter has decreased approximately 15 basis points from the fourth quarter of 2000.

Interest income from the securities portfolio was $135,000 less in the first quarter of 2001 than the same quarter in 2000 principally because of a $12.5 million reduction in the overall portfolio between quarters. This decrease was caused by maturities, pay downs on mortgage backed securities, and the exercise by issuers of callable features because of the declining interest rate environment. The overall yield of the portfolio was 6.92% in 2001, an increase of 18 basis points over a yield of 6.74% in the first quarter 2000.

Interest expense for the three months ended March 31, 2001, increased by $436,000 compared to the same period in 2000. Most of this increase was attributed to rate increases, particularly related to certificates of deposit, contracted during the higher interest rate environment in 2000. Average deposit rates in the first quarter 2001 were 3.47% compared to an average rate of 3.07% same quarter last year. Borrowings from the Federal Home Loan Bank, which in large measure were used to fund the leverage in the securities portfolio, increased 67 basis points to a 6.25% average cost in the first quarter of 2001 compared to the previous year's quarter. As these funding sources reprice, primarily through maturities, the Company should realize lower funding costs in the near future.


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








12


YEAR-TO-DATE FIGURES AS OF MARCH 31, 2001
COMPARED TO MARCH 31, 2000
(dollars in thousands, except per share data)

INCREASES (DECREASES) DUE TO

VOLUME
RATE
NET




Loans
180
$37
$217
Taxable securities
(211)
76
(135)
Tax exempt securities
(17)
(6)
(23)
Federal Funds Sold and Money Market
Funds
66
3
69
TOTAL EARNING ASSETS
$18
$110
$128
Deposits
(79)
235
156
Borrowings
41
239
280
Total interest bearing liabilities
($38)
$474
$436
NET CHANGE IN INTEREST
$56
($364)
($308)

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2001, totaled $1,848,000 and was $499,000 more than the first three months in 2000. This 39% increase is due principally to fee enhancements implemented by the Bank in late 2000, improved management of customer charges, and a 21% increase in BTI revenues from its three financial services subsidiaries.


NON-INTEREST EXPENSE

Non-interest expenses for the three months ended March 31, 2001, totaled $4,195,000, an increase of $427,000 from the first three months of 2000. Over the past several months, the Company has made additions to staff in critical customer related and operational areas, has implemented technological improvements throughout the Company, and has expanded the BTI network, particularly in the Bangor market. In the category of salaries and related benefits, in 2000 the Company added a senior credit administrator and a related staff for analysis and collections that has enhanced significantly the credit function of the Bank. The Company is proceeding with measures to reduce its cost structure.

Throughout the second quarter of 2000, the banking software conversion to Information Technology, Inc. (ITI) was completed. At that time, the Company began expense recognition of capitalized costs related to this system. This increase in technology expenses is included in the first quarter of 2001, but had not been incurred in the first quarter of 2000.

The Company did not incur any additional costs or any losses due to the Year 2000 rollover. All internal and third party provided software has been performing satisfactorily since January 1, 2000.





13
CAPITAL

At March 31, 2001, the Company's capital to asset ratio is 11.0%, while the Bank has a leverage ratio of 9.4%, a risk-weighted Tier 1 ratio of 15.0% and a Total Capital ratio of 16.2%, all in the well capitalized categories. These ratios compare to December 31, 2000, when the capital to asset ratio was 10.5% for the Company, and the Bank had a leverage ratio, risk-based Tier 1 ratio, and Total Capital ratio of 9.4%, 15.1%, and 16.4% respectively. Regulatory minimums for these risk based measures are 4% for leverage, 4% for Tier 1, and 8% for total capital.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

Liquidity is measured by the Bank's ability to meet short-term cash needs at a reasonable cost or minimum loss to the Bank. Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs. Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities it serves. The Bank uses a Basic Surplus/Deficit model to measure its liquidity over a 30-day and 90-day time horizon. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement within a 30-day period is examined. The Bank's policy is to maintain its liquidity position at a minimum of 5% of total assets. Liquidity as measured by the Basic Surplus/Deficit model was 11.5% as of March 31, 2001, for the 30-day horizon and 10.6% for the 90-day horizon.

The Bank's position with regard to interest rate sensitivity consists of the matching of its assets and liabilities for repricing within a year. The exposure is to rising rates out beyond a year as the Bank has approximately $22 million invested in callable securities with final maturities of ten years or less funded by short-term liabilities. Because of financial advantages to the issuer in a rising rate environment, an exposure lies with the possibility that these securities will not be called. The gap analysis in the current interest rate environment shows the Bank with approximately $28 million more liabilities than assets that would be repriced within twelve months. Assuming rates were to drop by 200 basis points and utilizing a steepening yield curve shift in rates, simulations based on a static balance sheet indicate that the Bank's net interest income could rise by approximately $16,000 during the first year of the drop, while decreasing its income in the second year by $1 million. If rates were to rise by 200 basis points, net interest income could decrease by $47,000 in the first year, and increase by $314,000 during the second year.













14


PART II	OTHER INFORMATION

Item 1	Legal Proceedings
	None

Item 2	Changes in Securities and Use of Proceeds
		None

Item 3	Defaults Upon Senior Securities
			None

Item 4	Submission of Matters to a Vote of Security Holders
			None

Item 5	Other Information
	None

Item 6	Exhibits and Reports on Form 8-K
		None






























15



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							BAR HARBOR BANKSHARES

							/S/ Dean S. Read

Date:  May 11, 2001					Dean S. Read
							Chief Executive Officer



							/S/ Edward B. Grimball

Date:  May 11, 2001					Edward B.
Grimball
							Chief Financial Officer






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							BAR HARBOR BANKSHARES



Date:  May 11, 2001					Dean S. Read
							Chief Executive Officer





Date:  May 11, 2001					Edward B.
Grimball
							Chief Financial Officer
































16