Form 10-Q
period 2001-06-30
BAR HARBOR BANKSHARES
filed 2001-08-14
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarter ended June 30, 2001	Commission File No. 841105-D


BAR HARBOR BANKSHARES

                  Maine						01-0393663
(State or other jurisdiction of					(I.R.S. Employer
incorporation or organization)					Identification
No.)

PO Box 400
82 Main Street, Bar Harbor, ME				04609-0400
(Address of principal executive offices)				(Zip Code)

Registrant's telephone number, including area code:	(207) 288-3314



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	YES:	XX			NO:



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001:

				Common Stock:		3,276,114












TABLE OF CONTENTS
PART 1
FINANCIAL INFORMATION
Page No.
Item 1.
FINANCIAL STATEMENTS


Independent Accountants' Report
2




Financial Statements
4-7




Consolidated Balance Sheets at June 30, 2001
     and December 31, 2000
4




Consolidated Statements of Income for the Three and
Six
     Months ended June 30, 2001 and 2000
5




Consolidated Statements of Changes in Shareholders'
    Equity for the Six Months ended June 30, 2001
    and 2000
6




Consolidated Statements of Cash Flow for the Six
    Months ended June 30, 2001 and 2000
7




Notes to Consolidated Financial Statements
8-9



Item 2.
Management's Discussion and Analysis of Financial
     Condition and Results of Operations
10-14



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

We have reviewed the accompanying interim consolidated financial information of Bar Harbor Bankshares and Subsidiaries as of June 30, 2001, and for the three- and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with U.S. generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
August 10, 2001


















PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
(in thousands, except number of shares and per share data)

June 30,
2001
(Unaudited)
December 31, 2000
Assets


Cash and due from banks
$  11,125
$  10,580
Federal funds sold
2,000
0
Securities:


   Available for sale, at market
121,353
37,844
   Held to maturity (market value
$2,186 and $116,245 at
   June 30, 2001 and  December 31,
2000,  respectively)

2,188

116,306
   Other securities
      8,168
       8,068
   Total securities
131,709
162,218
Loans
283,588
271,381
Allowance for possible loan losses
   (4,068)
    (4,236)
   Loans, net of allowance
279,520
267,145
Premises and equipment
13,440
11,996
Other assets
   13,429
   14,286
TOTAL ASSETS
$451,223
$466,225



Liabilities


   Deposits


      Demand deposits
$  40,439
$  42, 527
      NOW accounts
44,529
41,039
      Savings deposits
71,851
73,776
      Time deposits
  119,080
  120,734
      Total deposits
275,899
278,076
   Securities sold under repurchase
agreements
10,888
12,166
   Borrowings from Federal Home Loan
Bank
108,000
119,152
   Other liabilities
      5,385
       6,324
TOTAL LIABILITIES
$400,172
$ 415,718



Shareholders' equity


   Capital stock, par value $2.00;
authorized
      10,000,000 shares; issued
3,643,614 shares

$   7,287

$    7,287
    Surplus
4,002
4,002
    Retained earnings
43,067
42,854
   Accumulated other comprehensive
income
      Unrealized appreciation
(depreciation) on securities
       available for sale, net of
taxes of $362 and ($39) at
       June 30, 2001 and December 31,
2000, respectively



704



(76)
Less: cost of 367,500 shares and
337,500 shares
   of treasury stock at June 30,
2001, and
   December  31, 2000 respectively.


  (4,009)


  (3,560)



TOTAL SHAREHOLDERS' EQUITY
   51,051
   50,507



TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY
$451,223
$466,225

See accountant's review report. The accompanying notes are an integral part of these consolidated financial statements.
4


BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(in thousands, except number of shares and per share data)
(UNAUDITED)

Three Months Ended
June 30
Six Months Ended
June 30

2001
2000
2001
2000





Interest and dividend income:




   Interest and fees on loans
$ 6,028
$ 6,082
$11,945
$11,782
   Interest and dividends on
securities and federal funds
   2,437
   2,859

5,192

5,703
Total interest and dividend income
8,465
8,941
17,137
17,485
Interest expense
   4,279
   4,456

8,756

8,497
Net interest income
4,186
4,485
8,381
8,988
Provision for possible loan losses
  1,200
      163

1,400

326
Net interest income after provision
for possible loan losses
   2,986
   4,322

6,981

8,662





Noninterest income:




   Trust and other financial
services.
787
760
1,752
1,556
   Service charges on deposit
accounts
507
396
1,065
643
   Other service charges,
commissions, and fees
212
270
436
434
   Other operating income
     186
      33

287

175
Total noninterest income
  1,692
  1,459
  3,540
  2,808





Noninterest expenses:




   Salaries and employee benefits
2,049
2,225
4,143
4,182
   Occupancy expense
233
275
496
446
   Furniture and equipment expense
326
415
729
740
   Other operating expense
   1,536
1,422
  2,971
  2,737
Total noninterest expenses
4,144
4,337
8,339
8,105





Income before income taxes
  534
1,444
2,182
3,365
Income taxes
     157
    487

715
  1,122





NET INCOME
$  377
$  957
$ 1,467
$ 2,243





NET INCOME PER SHARE




    Basic
$0.12
$0.28
$0.45
$0.66
    Diluted
$0.12
$0.28
$0.45
$0.66





Weighted average number of capital
stock
   shares outstanding








    Basic
3,276,114
3,372,278
3,288,2
13
3,387,4
95
    Effect of dilutive employee
stock options
3,402
-
3,402
-
    Diluted
3,279,516
3,372,278
3,288,2
13
3,387,4
95





Dividends per share
$0.19
$0.19
$0.38
$0.38

See accountant's review report. The accompanying notes are an integral part of these consolidated financial statements.





BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(in thousands, except number of shares and per share data)
(UNAUDITED)

CAPITA
L
STOCK

SURPL
US
RETAIN
ED
EARNIN
GS
NET
UNREALIZED
APPRECIATION
(DEPRECIATIO
N) ON
SECURITIES
AVAILABLE
FOR SALE
TREASUR
Y STOCK
TOTAL
SHAREHOLDE
RS'
EQUITY
Balance, December
31, 1999
$7,287
$4,00
2
$40,61
1
($1,015)
($1,740
)
$49,145
Net Income


2,243


2,243
Change in
unrealized
apprecia-
   tion on
securities
available
   for sale,  net
of tax of $67












130






130
Total
comprehensive
income


2,243
130
0
2,373







Cash dividends
declared
    ($0.38 per
share)



(1,291
)



(1,291)
Purchase of
treasury stock of
    66,700 shares










(1,086)


(1,086)
Balance, June 30,
2000
$7,287
$4,00
2
$41,56
3
($885)
($2,826
)
$49,141





















Balance, December
31, 2000
$7,287
$4,00
2
$42,85
4
($76)
($3,560
)
$50,507
Net Income


1,467


1,467
Cumulative effect
to record
    unrealized
depreciation on
    securities
held to maturity
    transferred
to securities
    available for
sale, net of tax
    benefit of
$14








(28)






(28)
Change in
unrealized
apprecia-
    tion on
securities
available for
    sale, net of
tax of $416





 808



  808
Total
comprehensive
income


1,467
  780

  2,247







Cash dividends
declared
   ($0.38 per
share)



(1,254
)




(1,254)
Purchase of
treasury stock of
   30,000 shares





(449)

(449)
Balance, June 30,
2001
$7,287
$4,00
2
$43,06
7
$704
($4,009
)
$51,051

See accountant's review report. The accompanying notes are an integral part of these consolidated financial statements.









BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

 2001
2000
 Cash flows from operating activities:


 Net income
$1,467
$2,243
 Adjustments to reconcile net income to
net cash


   provided by operating activities:


      Depreciation
604
616
      Provision for loan losses
1,400
326
      Gain on sale of other real estate
owned

-
(7)
      Net change in loans held for sale
-
52
      Net amortization of bond premium
8
46
      Loss on sale of premises and
equipment
-
111
      Net change in other assets
(7,189)
(1,658)
      Net change in other liabilities
(939)
1,015
 Net cash provided (used) by operating
activities
(4,649)
2,744



 Cash flows from investing activities:


   Net change in federal funds sold
(2,000)
-
   Purchases of securities held to
maturity
-
(5,313)
   Proceeds from maturity and principal
paydowns
      of securities held to maturity

270

9,272
   Purchases of securities available for
sale
-
(6,807)
   Proceeds from maturity and principal
paydowns
      available for sale

7,524

49
   Proceeds from sale and call of
securities
     available for sale

23,879

-
   Net (increase) decrease in other
securities
7,654
(1,950)
   Net loans made to customers
(13,775)
(16,367)
   Capital expenditures
(2,048)
(3,811)
   Proceeds from sale of other real
estate owned
-
39
   Proceeds from sale of premises and
equipment
-
59
 Net cash provided (used) by investing
activities
21,504
(24,829)



 Cash flows from financing activities:


    Net change in deposits
(2,177)
(9,750)
    Net change in securities sold under
repurchase agreements
(1,279)
(2,465)
    Proceeds from Federal Home Loan Bank
advances
20,000
86,000
    Repayment of advances from Federal
Home Loan Bank
(47,304)
(71,500)
    Net change in short term other
borrowed funds
16,152
23,064
    Proceeds from sale of capital stock
-
(1,086)
    Purchase of treasury stock
(449)
-
    Payments of dividends
    (1,253)
  (1,291)
 Net cash provided (used) by financing
activities
(16,310)
22,972



 Net increase in cash and cash
equivalents
545
887



 Cash and cash equivalents at beginning
of year
 10,580
 12,852



 Cash and cash equivalents at end of
quarter
$11,125
 $13,739
 Non-cash transactions


   Transfer from loans to other real
estate owned
-
92
   Transfer of securities from held to
maturity to available for sale
113,864
-

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

The allowance for possible loan losses is maintained at a level adequate to absorb possible losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.

Diluted net income per share reflects the effect of stock options outstanding at the end of the period.


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

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for transfers occurring after June 30, 2001. SFAS No. 140 replaces SFAS No. 125. This statement is expected to have no material impact to the Company's consolidated financial condition and results of operations.


During 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement
No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be January 1, 2002. The Company has not determined the impact of adopting SFAS No. 142.

3.  Line of Business Reporting

The Company manages and operates two major lines of business:
Community Banking and Financial Services. Community Banking, through the wholly owned subsidiary Bar Harbor Banking and Trust Company, includes lending and deposit-gathering activities and related services to businesses and consumers. Financial Services through BTI Financial Group and its three operating subsidiaries includes Dirigo Investments, Inc., a NASD registered broker-dealer; Block Capital Management, an SEC registered investment advisor; and Bar Harbor Trust Services, a Maine chartered trust company. The business lines are identified by the entities through which the product or service is delivered.

The reported lines of business results reflect the underlying core operating performance within the business units. Other is comprised of intercompany eliminations and parent company only
items.   Selected segment information is included in the following
table.

SIX MONTHS ENDED JUNE 30
(UNAUDITED)

Community
Banking
Financial
Services
Other
Consolidate
d Totals

2001
2000
2001
2000
2001
2000
2001
2000









Net Interest
Income
$8,370
$8,979
$11
$9
$0
$0
$8,3
81
$8,9
88
Provision for loan
losses
1,400
326
0
0
0
0

1,40
0

326
Net interest
income after
provision
   for loan losses

6,970

8,653

11

9

0

0

6,98
1

8,66
2
Non-interest
income
1,775
3,186
1,757
1,582
   8
(1,96
0)
3,54
0
2,80
8
Non-interest
expense
6,139
6,305
2,117
1,865
83
65
8,33
9
8,10
5
Income (loss)
before income tax
2,606
5,534
(349)
(274)
(75)
(1,89
5)
2,18
2
3,36
5
Income tax
(benefit)
868
1,840
(128)
(93)
(25)
(625)
715
1,12
2
Net income (loss)
$1,738
$3,694
($221)
($181
)
($50
)
($1,2
70)
$1,4
67
$2,2
43






THREE MONTHS ENDED JUNE 30
(UNAUDITED)

Community
Banking
Financial
Services
Other
Consolidate
d Totals

2001
2000
2001
2000
2001
2000
2001
2000









Net Interest
Income
$4,181
$4,478
$5
$7
$0
$0
$4,1
86
$4,4
85
Provision for loan
losses
1,200
163
0
0
0
0
1,20
0
163
Net interest
income after
provision
   for loan losses

2,981

4,315

5

7

0

0

2.98
6

4,32
2
Non-interest
income
867
673
792
786
33

1,69
2
1,45
9
Non-interest
expense
3,068
3,390
1,000
979
76
(32)
4,14
4
4,33
7
Income (loss)
before income tax
780
1,598
(203)
(186)
(43)
32
534
1,44
4
Income tax
(benefit)
250
538
(79)
(63)
(14)
12
157
487
Net income (loss)
$530
$1,060
($124)
($123
)
($29
)
$20
$377
$957



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS

Certain matters discussed in this Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those described in Management's Discussion and Analysis of Financial Condition and Results of Operations.
Changes to such risks and uncertainties, which could impact future financial performance, include, among other things, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and
(6) changes in security markets.   Accordingly, the information
set forth therein should be carefully considered when evaluating the business prospects of the Company.

The following is the review of Bar Harbor Bankshares (the Company) and its subsidiaries, Bar Harbor Banking and Trust Company and BTI Financial Group, for the six months ended June 30, 2001.


SUMMARY

Total assets for the Company of $451.2 million at June 30, 2001, have decreased by $15.0 million from December 31, 2000. Earnings were $1,467,000 for the first six months of 2001, and $776,000 below the earnings for the same period in 2000. The principal reason for the decrease in earnings is the additional provision of $1 million, or $660,000 after taxes, that the Bank added to its allowance for possible loan losses. This additional provision establishes the allowance for possible loan losses at a level that management feels is adequate to absorb possible future losses. Total assets declined due to called securities and prepayments of mortgage backed securities that were not replaced. These reductions occurred in large measure because the lower interest rate environment made early pay-offs and refinancings attractive to borrowers.


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


REVIEW OF FINANCIAL CONDITION AT JUNE 30, 2001 AND
DECEMBER 31, 2000

Total assets declined $15.0 million from December 31, 2000, to June 30, 2001, primarily because investment securities decreased $30.5 from 2000 year end due to maturities, called issues, and paydowns of mortgage backed securities. Lower interest rates, precipitated by the Federal Reserve reducing the targeted federal funds rate by 275 basis points during the first six months of 2001, have contributed to an acceleration of called securities, refinancings, and payoffs of securitized mortgages. The principal application of this incoming cash flow from the investment portfolio has been to reduce borrowings from the Federal Home Loan Bank and to fund loan growth. These borrowings have decreased $11.1 million since December 31, 2000, while loan growth has increased $12.2 million. At the end of the second quarter 2001, consumer loans represented 59% of the portfolio, which is consistent with year end 2000. The ratio of commercial loans tends to increase modestly in the second and third calendar quarters that are more seasonally active for commercial lending.

The Bank's reserve for possible loan losses as of June 30, 2001, is 1.43% of total loans compared to 1.56% at December 31, 2000. Management reviews the allocation to the reserve on a quarterly basis and funds the reserve as deemed necessary. This review includes a provision for specific accounts and impaired loans, provisions due to historic loan loss experience by loan type and reserves reflecting industry and credit concentrations, current local and national economic conditions, underwriting standards, and regulatory guidelines. During the first six months of 2001, net charge offs totaled $1,769,000 compared to $475,000 during the first six months of 2000. Included in the 2001 net charge-off total is an amount of $1,063,000 related to one credit engaged in the fishing industry. During the second quarter 2001, an additional provision to the allowance was recognized to establish the reserve at a level management feels is adequate to absorb possible future loan losses. The amounts below represent the total loan dollars past due as of June 30, 2001, and December 31, 2000.

Category
June 30, 2001
December 31,
2000
90-days past due and still
accruing
$       320
$    1,206
Non-accruing
 5,493
   6,907

$    5,813
$    8,113
Gross Loans
$283,588
$271,381
Percentage of Gross Loans
2.05%
2.99%

Effective January 1, 2001, a substantial portion of the securities portfolio was reclassified from held to maturity to available for sale, as allowed by SFAS No. 133, as amended. This reclassification will permit more active management of the investment portfolio.

Premises and equipment growth includes the purchase and renovation costs of the headquarters of BTI in Ellsworth, Maine, as well as properties adjacent to the Ellsworth branch office of the Bank and in front of BTI. At the end of the first quarter 2001, the building was substantially complete and occupancy by the BTI subsidiaries had begun.

The Bank experiences a seasonal decline in its deposit base through late fall and the winter months through the spring. Deposits generally increase during the second and third quarters when economic activity in the Company's market area is more seasonally active. While deposits are $2.2 million below year end, they have increased $5.8 million, or 2.2%, during the second quarter 2001.


NET INTEREST INCOME

Rates, volumes and the mix of earning assets and interest bearing liabilities and the level of non-interest bearing deposits affect net interest income. Comparing the first six months of 2001 with the same period
for 2000, net interest income decreased by $607,000.   Average
earning assets of the Bank decreased slightly, by $7.5 million
between the two periods.   More significantly, a declining
interest rate
environment, increased competition reflected in loan pricing, reduced opportunity for attractive yields in high quality investments, and some residual of rapidly rising funding costs in 2000, have narrowed average net interest margins. In some instances, in the first half of 2000, the Bank added fixed rate, longer-term assets to its Balance Sheet, but these assets were funded with shorter-term (one year or less) liabilities. As funding rates increased, the net interest income spread on these investments decreased because of the increasingly higher funding costs. While this compression has abated somewhat during the first half of 2001, average funding costs from the Federal Home Loan Bank were still 22 basis points more in the first half of 2001 than in the first half of 2000, which contributes to the decrease in net interest income between quarters.

Interest earned on loans for the first six months of 2001 when compared to the first six months of 2000, increased by $656,000 primarily due to increases in average volumes of $15.2 million but overall by only $163,000 due to declining yields in the loan portfolio which declined approximately 37 basis points between the first half of 2000 and the first half of 2001. Because of declining interest rates in the first six months of 2001 and the repricing attributes of the mix of loans, the overall yield on the loan portfolio at the end of the second quarter 2001 has decreased approximately 31 basis points from the fourth quarter of 2000.

Interest income from the securities portfolio was $724,000 less in the first six months of 2001 than the same period in 2000 principally because of a $30.5 million reduction in the overall portfolio between periods. This decrease was caused by maturities, pay downs on mortgage backed securities, and the exercise by issuers of callable features because of the declining interest rate environment. The overall average yield of the portfolio was 6.73% in 2001, a slight increase of 2 basis points over a yield of 6.71% in the first six months of 2000.

Interest expense for the six months ended June 30, 2001, increased $259,000 compared to the same period in 2000. Virtually all of this increase was attributed to rate increases, particularly related to certificates of deposit and term borrowings, contracted during the higher interest rate environment in 2000. Average deposit rates in the first six months of 2001 were 3.42% compared to an average rate of

3.18% the same period last year. Borrowings from the Federal Home Loan Bank, which in large measure were used to fund the leverage in the securities portfolio, increased 22 basis points to a 6.28% average cost in the first half of 2001 compared to the previous year's period. As these funding sources continue to reprice, primarily through maturities, the Company should realize lower funding costs in the near future.


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

RATE VOLUME ANALYSIS
SIX MONTHS ENDED JUNE 30, 2001
COMPARED TO SIX MONTHS ENDED JUNE 30, 2000
(dollars in thousands)

INCREASES (DECREASES) DUE TO

VOLUME
RATE
NET




Loans
$656
($ 493)
$163
Investment securities
(741)
17
(724)
Federal funds sold and money market
funds
214
(1)
213
TOTAL EARNING ASSETS
129
(477)
(348)
Deposits
(26)
331
305
Borrowings
(178)
132
(46)
TOTAL INTEREST BEARING LIABILITIES
(204)
463
259
NET CHANGE IN INTEREST
$333
($940)
($607)

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2001, totaled $3,540,000 which is $732,000 more than the first six months in 2000. This 26% increase is due principally to fee enhancements implemented by the Bank in late 2000, improved management of customer charges, and a 13% increase in BTI revenues from its three financial services subsidiaries.


NON-INTEREST EXPENSE

Non-interest expenses for the six months ended June 30, 2001, totaled $8,339,000, an increase of $234,000, or 2.9% from the first six months of 2000. Over the past several months, the Company has made additions to staff in critical customer related and operational areas, has implemented technological improvements throughout the Company, and has expanded the BTI network, particularly in the Bangor market. In the category of salaries and related benefits, in 2000 the Company added a senior credit administrator and a related staff for analysis and collections that has enhanced significantly the credit function of the Bank.

Throughout the second quarter of 2000, the banking software conversion to Information Technology, Inc. (ITI) was completed.
At that time, the Company began expense recognition of capitalized costs related to this system. This increase in technology expenses is included in the first half of 2001, but had been only partially incurred in the first half of 2000. During the second quarter of 2001, the Company began depreciation of the new BTI headquarters building and the related furniture, fixtures, and equipment.

The Company did not incur any additional costs or any losses due to the Year 2000 rollover. All internal and third party provided software has been performing satisfactorily since January 1, 2000.


CAPITAL

At June 30, 2001, the Company's capital to asset ratio is 11.3%, while the Bank has a leverage ratio of 9.35%, a risk-weighted Tier 1 ratio of 15.1% and a Total Capital ratio of 16.4%, all in the well capitalized categories. These ratios compare to December 31, 2000, when the capital to asset ratio was 10.5% for the Company, and the Bank had a leverage ratio, risk-based Tier 1 ratio, and Total Capital ratio of 9.4%, 15.1%, and 16.4% respectively. Regulatory minimums for these risk based measures are 4% for leverage, 4% for Tier 1, and 8% for Total Capital.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Liquidity is measured by the Bank's ability to meet short-term cash needs at a reasonable cost or minimum loss to the Bank. Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs. Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities it serves. The Bank uses a Basic Surplus/Deficit model to measure its liquidity over a 30-day and 90-day time horizon. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement within a 30-day period is examined. The Bank's policy is to maintain its liquidity position at a minimum of 5% of total assets. Liquidity as measured by the Basic Surplus/Deficit model was 9.0% as of June 30, 2001, for the 30-day horizon and 10.4% for the 90-day horizon.

The Bank's position with regard to interest rate sensitivity consists of the matching of its assets and liabilities for repricing within a year. The gap analysis in the current interest rate environment shows the Bank with approximately $26 million more liabilities than assets that would be repriced within twelve months, although the mix of these assets and liabilities suggests that the company is structurally asset sensitive. If rates were to rise by 200 basis points, net interest income could increase by $263,000 in the first year, and increase by $689,000 during the
second year.   If rates were to drop by 200 basis points and
utilizing a steepening yield curve shift in rates, simulations based on a static balance sheet indicate that the Bank's net interest income could decrease by approximately $146,000 during the first year of the drop, and decrease its income in the second year by $1.6 million. As interest rates are currently at comparatively low levels, a continued drop of 200 basis points may be unlikely.

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


							BAR HARBOR BANKSHARES

							/S/ Dean S. Read

Date:  August 10, 2001					Dean S. Read
							Chief Executive Officer



							/S/ Gerald Shencavitz

Date:  August 10, 2001					Gerald Shencavitz
							Chief Financial Officer































