Form 10-Q
period 2001-09-30
BAR HARBOR BANKSHARES
filed 2001-11-14
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarter ended September 30, 2001	Commission File No.
841105-D


BAR HARBOR BANKSHARES

                  Maine						01-0393663

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

	YES:	XX			NO:



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2001:

				Common Stock:		3,270,194








TABLE OF CONTENTS
PART 1
FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS


Independent Accountants' Report
3




Financial Statements
4-7




Consolidated Balance Sheets at September 30, 2001
     and December 31, 2000
4




Consolidated Statements of Income for the Three and
Nine
     Months ended September 30, 2001 and 2000
5




Consolidated Statements of Changes in Shareholders'
    Equity for the Nine Months ended September 30,
2001
    and 2000
6




Consolidated Statements of Cash Flow for the Nine
    Months ended September 30, 2001 and 2000
7




Notes to Consolidated Financial Statements
8-10



Item 2.
Management's Discussion and Analysis of Financial
     Condition and Results of Operations
10-
15



Item 3.
Quantitative and Qualitative Disclosure About
Market Risk
15






PART II
OTHER INFORMATION




Item 1.
Legal Proceedings
16



Item 2.
Changes in Securities and Use of Proceeds
16



Item 3.
Defaults Upon Senior Securities
16



Item 4.
Submission of Matters to a Vote of Security Holders
16



Item 5
Other Information
16



Item 6
Exhibits and Reports on Form 8-K
16




Signature Page
17


2







INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors
Bar Harbor Bankshares

We have reviewed the accompanying interim consolidated financial information of
Bar Harbor Bankshares and Subsidiaries as of September 30, 2001, and for the three- and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Portland, Maine
November 9, 2001
















3


PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(in thousands, except number of shares and per share data)

September
30, 2001
(Unaudited)
December
31, 2000
Assets


Cash and due from banks
$  16,864
$  10,580
Securities:


   Available for sale, at market
127,556
37,844
   Held to maturity (market value
$1,757 and $116,245 at
   September 30, 2001 and  December
31, 2000, respectively)

1,746

116,306
   Other securities
      8,168

8,068
   Total securities
137,470
162,218
Loans
291,125
271,381
Allowance for possible loan losses
   (3,987)
    (4,236)
   Loans, net of allowance
287,138
267,145
Premises and equipment
13,250
11,996
Other assets
   11,544
   14,286
TOTAL ASSETS
$466,266
$466,225



Liabilities


   Deposits


      Demand deposits
$  54,389
$  42,527
      NOW accounts
44,359
41,039
      Savings deposits
84,120
73,776
      Time deposits
  111,625
  120,734
      Total deposits
294,493
278,076
   Securities sold under repurchase
agreements
13,032
12,166
   Borrowings from Federal Home Loan
Bank
 99,700
119,152
   Other liabilities
      5,842

6,324
TOTAL LIABILITIES
$413,067
$ 415,718



Shareholders' equity


   Capital stock, par value $2.00;
authorized
      10,000,000 shares; issued
3,643,614 shares

7,287

7,287
    Surplus
4,002
4,002
    Retained earnings
43,643
42,854
   Accumulated other comprehensive
income
      Unrealized appreciation
(depreciation) on securities
      available for sale, net of
taxes of $1,222 and ($39) at
      September 30, 2001 and December
31, 2000,
      respectively




2,372




(76)
   Less: cost of 373,610 shares and
337,500 shares
     of treasury stock at September
30, 2001, and
     December 31, 2000, respectively.


  (4,105)


  (3,560)



TOTAL SHAREHOLDERS' EQUITY
   53,199
   50,507



TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY
$466,266
$466,225

See independent accountants' report. The accompanying notes are an integral part of these consolidated financial statements.

4


BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(in thousands, except number of shares and per share data)
(UNAUDITED)

            Three
Months Ended

September 30
        Nine
Months Ended

September 30

2001
2000
2001
2000





Interest and dividend income:




   Interest and fees on loans
$ 6,313
$ 6,086
$18,258
$17,868
   Interest and dividends on
securities and federal funds
   2,182
   2,876

7,374

8,579
Total interest and dividend income
8,495
8,962
25,632
26,447
Interest expense
   3,715
   4,549

12,471

13,046
Net interest income
4,780
4,413
13,161
13,401
Provision for possible loan losses
      250
      163

1,650

489
Net interest income after provision
for possible loan losses
   4,530
   4,250

11,511

12,912





Noninterest income:




   Trust and other financial
services.
733
765
2,485
2,321
   Service charges on deposit
accounts
430
312
1,495
955
   Credit card service charges and
fees
875
784
1,200
898
   Other service charges,
commissions, and fees
58
 33
290
414
   Other operating income
      29
      27

195

141
Total noninterest income
  2,125
  1,921
  5,665
  4,729





Noninterest expenses:




   Salaries and employee benefits
2,268
2,050
6,411
6,232
   Occupancy expense
261
239
757
685
   Furniture and equipment expense
379
462
1,108
1,202
   Credit card expenses
605
569
895
878
   Other operating expense
   1,300
1,108
  3,981
  3,536
Total noninterest expenses
   4,813
4,428
13,152
12,533





Income before income taxes
1,842
1,743
4,024
5,108
Income taxes
     627
    598
  1,342
  1,720





NET INCOME
$1,215
$1,145
$ 2,682
$ 3,388





NET INCOME PER SHARE




    Basic
$0.37
$0.34
$0.81
$1.00
    Diluted
$0.37
$0.34
$0.81
$1.00





Weighted average number of capital
stock
   shares outstanding








    Basic
3,275,721
3,346,614
3,292,1
81
3,375,2
64
    Effect of dilutive employee
stock options
7,987
-
7,987
-
    Diluted
3,288,708
3,346,614
3,300,1
68
3,375,2
64





Dividends per share
$0.19
$0.19
$0.57
$0.57

See independent accountants' report. The accompanying notes are an integral part of these consolidated financial statements.


5


BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(in thousands, except number of shares and per share data)
(UNAUDITED)

CAPITA
L
STOCK

SURPL
US
RETAIN
ED
EARNIN
GS
NET
UNREALIZED
APPRECIATION
(DEPRECIATIO
N) ON
SECURITIES
AVAILABLE
FOR SALE
TREASUR
Y STOCK
TOTAL
SHAREHOLDE
RS'
EQUITY
Balance, December
31, 1999
$7,287
$4,00
2
$40,61
1
($1,015)
($1,740
)
$49,145
Net Income


3,388


3,388
Change in
unrealized
apprecia-
   tion on
securities
available
   for sale, net
of tax of $225












436






436
Total
comprehensive
income


3,388
436

3,824







Cash dividends
declared
    ($0.57 per
share)



(1,926
)



(1,926)
Purchase of
treasury stock of
    81,900 shares










(1,317)


(1,317)
Balance,
September 30,
2000
$7,287
$4,00
2
$42,07
3
($579)
($3,057
)
$49,726





















Balance, December
31, 2000
$7,287
$4,00
2
$42,85
4
($76)
($3,560
)
$50,507
Net Income


2,682


2,682
Cumulative effect
to record
    unrealized
depreciation on
    securities
held to maturity
    transferred
to securities
    available for
sale, net of tax
    benefit of
$14








(28)






(28)
Change in
unrealized
apprecia-
    tion on
securities
available for
    sale, net of
tax of $1,275





2,476



2,476
Total
comprehensive
income


2,682
2,448

  5,130







Cash dividends
declared
   ($0.57 per
share)



(1,893
)




(1,893)
Purchase of
treasury stock of
   36,110 shares





(545)

(545)
Balance,
September 30,
2001
$7,287
$4,00
2
$43,64
3
$2,372
($4,105
)
$53,199

See independent accountants' report. The accompanying notes are an integral part of these consolidated financial statements.










6


BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

2001
2000



Cash flows from operating activities


     Net income
$    2,682
$     3,388
     Adjustments to reconcile net income to net cash


          provided (used) by operating activities


               Depreciation
1,386
985
               Provision for loan losses
1,650
489
              Gain on sale of other real estate owned
--
(7)
              Net change in loans held for sale
--
52
              Net amortization of bond  premium
6
82
              Loss on sale of premises and equipment
--
94
              Net change in other assets
1,615
(815)
              Net change in other liabilities
       (482)
         684
              Net cash provided (used) by operating activities
  $    6,857
$    4,952



Cash flows from investing activities


     Purchases of securities held to maturity
--
(5,313)
     Proceeds from maturity and principal paydowns of


          securities held to maturity
719
15,858
     Purchases of securities available for sale
(15,012)
(8,147)
     Proceeds from maturity and principal paydowns of


          securities available for sale
16856
74
     Proceeds from call of securities available for sale
25879
1,000
     Net (increase) decrease in other securities
(100)
(1,950)
     Net loans made to customers
(21,668)
(16,211)
     Capital expenditures
(2,640)
(4,224)
     Proceeds from sale of other real
estate owned
--
39
     Proceeds from sale of premises and
equipment

--

76
           Net cash provided (used) by
investing activities
     4,034
 (18,798)



Cash flows from financing activities


     Net change in deposits
16,417
9,309
     Net change in securities sold under
repurchase
           agreements

866

570
     Proceeds from Federal Home Loan
Bank advances
42,700
115,000
     Repayment of advances from Federal
Home Loan Bank
(78,304)
(125,722)
     Net change in short term other
borrowed funds
16,152
16,064
     Purchase of treasury stock
(545)
(1,317)
     Payment of dividends
   (1,893)
   (1,926)
          Net cash provided (used) by
financing activities
   (4,607)
   11,978



Net increase (decrease) in cash and cash
equivalents
6,284
(1,868)



Cash and cash equivalents, beginning of
year
   10,580
   12,852



Cash and cash equivalents, end of year
$ 16,864
$ 10,984



Non-cash  transactions


          Transfer from loans to other real estate owned
$          25
$         92
          Transfer of securities from held to maturity to
                 available for sale

$113,864

$           --


See independent accountants' report. The accompanying notes are an integral part of these consolidated financial statements.




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

Certain 2000 balances have been reclassified to conform with the 2001 financial presentation.

2.  Effect of Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for years beginning after June 15, 2000. These statements set accounting and reporting standards for derivative instruments and hedging activities. They require an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These statements have had no impact on the Company, as it has not engaged in any derivative transactions.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for transfers occurring after June 30, 2001. SFAS No. 140 replaces SFAS No. 125. This statement is expected to have no material impact to the Company's consolidated financial condition and results of operations.
See independent accountants' report. The accompanying notes are an integral part of these consolidated financial statements.
8
During 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company is not impacted by this statement at this time.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be January 1, 2002. The Company has not determined the impact of adopting SFAS No. 142.

SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provide guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and obligations associated with the retirement of tangible long-lived assets. Management does not expect these statements to affect the Company's consolidated financial condition and results of operations.

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

The reported lines of business results reflect the underlying core operating performance within the business units. The Community Banking line of business in the first nine months of 2000 includes the pretax gain in non-interest income of $1,960,000 representing the sale of the Bank's trust operations to BTI. On an after tax basis, this gain is $1,313,000 as reflected in net income for the Bank. The effect of this internal transaction is eliminated in the Consolidated Totals. Other is comprised of inter-company
eliminations and parent company only items.   Selected segment
information is included in the following table.

NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

Community
Banking
Financial
Services
Other
Consolidate
d Totals

2001
2000
2001
2000
2001
2000
2001
2000









Net interest
income
$13,137
$13,38
7
$24
14
$0
$0
$13,
161
$13,
401
Provision for loan
losses
1,650
489
0
0
0
0

1,65
0

489
Net interest
income after
provision
   for loan losses

11,487

12,898

24

14

0

0

11,5
11

12,9
12
Non-interest
income
3,252
4,469
2,485
2,364

(72)
(2,10
4)
5,66
5
4,72
9
Non-interest
expense
9,944
 9,982
3,159
2,793
49
(242)
13,1
52
12,5
33
Income (loss)
before income tax
4,795
7,385
(650)
(415)
(121
)
(1,86
2)
4,02
4
5,10
8
Income tax
(benefit)
1,602
2,472
(219)
(138)
(41)
(614)
1,34
2
1,72
0
Net income (loss)
$3,193
$4,913
($431)
($277
)
($80
)
($1,2
48)
$2,6
82
$3,3
88

See independent accountants' report.  The accompanying notes are an integral part of these consolidated financial statements.
9

THREE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)

Community
Banking
Financial
Services
Other
Consolidate
d Totals

2001
2000
2001
2000
2001
2000
2001
2000









Net interest
income
$4,767
$4,408
$13
$5
$0
$0
$4,7
80
$4,4
13
Provision for loan
losses
  250
163
0
0
0
0

250
163
Net interest
income after
provision
   for loan losses

4,517

4,245

13

5

0

0

4.53
0

4,25
0
Non-interest
income
1,477
1,283
728
782
(80)
(144)
2,12
5

1,92
1
Non-interest
expense
3,805
3,677
1,042
928
(34)
(177)
4,81
3
4,42
8
Income (loss)
before income tax
2,189
1,851
(301)
(141)
(46)
33
1,84
2
1,74
3
Income tax
(benefit)
734
632
(91)
(45)
(16)
11
627
598
Net income (loss)
$1,455
$1,219
($210)
($96)
($30
)
$22
$1,2
15
$1,1
45

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS

Certain matters discussed in this Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as Amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. The forward looking statements discussed in this Report on Form 10Q are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those described in Management's Discussion and Analysis of Financial Condition and Results of Operations. Changes to such risks and uncertainties, which could impact future financial performance, include, among other things, (1) competitive pressures in the banking industry;
(2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and
inflation; and (6) changes in security markets.   Accordingly, the
information set forth therein should be carefully considered when evaluating the business prospects of the Company.

The following is the review of Bar Harbor Bankshares (the Company) and its subsidiaries, Bar Harbor Banking and Trust Company and BTI Financial Group, for the nine months ended September 30, 2001.

SUMMARY

Total assets for the Company of $466.3 million at September 30, 2001, are essentially the same as at December 31, 2000. Earnings were $2,682,000 for the first nine months of 2001, and $706,000 below the earnings for the same period in 2000. The principal reason for the decrease in earnings is the additional provision of $1 million, or $660,000 after taxes, that the Bank added to its allowance for possible loan losses. This additional provision establishes the allowance for possible loan losses at a level that management feels is adequate to absorb possible future losses.
Net income of $1,215,000 in the third quarter of 2001 represented an increase of $70,000 over the same period last year. Although total assets are at the same overall level as at December 31, 2000, the mix has changed over the past nine months. Investment securities of $137 million at September 30, 2001, including $15 million of short term money market funds, decreased almost $25 million from December 31, 2000, due to called securities and prepayments of mortgage backed securities that were not replaced. Excluding these money market investments, investment securities decreased almost $40 million since yearend 2000. These reductions occurred in large measure because the lower interest rate environment made early pay-offs

10


and refinancings attractive to borrowers. At September 30, 2001, loans were approximately $20 million more than at December 31, 2000, principally due to seasonal borrowings by the bank's commercial customers and an increase in consumer real estate lending.

BTI Financial Group (BTI), a wholly owned financial services subsidiary of Bar Harbor Bankshares, was formed in the fall of 1999. BTI Financial Group's subsidiaries, Dirigo Investments, Inc., Bar Harbor
Trust Services and Block Capital Management began operations in January of 2000. As a result of the formation of BTI, the Company has implemented segment reporting as required by Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The formation of these three companies is expected to position BTI to more fully participate in various segments of the financial services industry with the potential for significant growth. In mid-2000, a branch office of Dirigo Investments, Inc. was established in the Bangor, Maine, area including an office manager and a broker, expanding the potential market area. This office was further expanded with additional brokers in late 2000. At the end of the first quarter 2001, BTI moved into its newly renovated centralized facilities in Ellsworth, Maine.


REVIEW OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND
DECEMBER 31, 2000

Total assets remained essentially level between December 31, 2000, and September 30, 2001, although the mix of these assets changed. Investment securities decreased a net $24.7 million from 2000 year end due to maturities, called issues, and paydowns of mortgage backed securities. Lower interest rates, precipitated by the Federal Reserve reducing the targeted federal funds rate by 350 basis points during the first nine months of 2001, have contributed to an acceleration of called securities, refinancings, and payoffs of securitized mortgages. Included in the balance of investment securities is $15 million of money market investments that were purchased principally from funding generated from the investment portfolio. The net incoming cash flow from the investment portfolio has been used to reduce borrowings from the Federal Home Loan Bank, which have decreased $19.5 million since December 31, 2000, and to fund seasonal increases in cash and due from banks which was $6.3 million greater at September 30, 2001 than at yearend 2000.

Loans increased $19.7 million during the first nine months of 2001 including a $5.2 million increase in commercial loans and a $14.5 million increase in consumer loans, primarily in real estate mortgages. At the end of the third quarter 2001, consumer loans represented 58% of the portfolio, which is consistent with year end 2000. The ratio of commercial loans tends to increase modestly in the second and third calendar quarters that are more seasonally active for commercial lending. Deposits at September 30, 2001 are $16.4 million greater than December 31, 2000, and include some seasonal increases that accumulate during the more active summer and autumn period in the Bank's market area.

The Bank's reserve for possible loan losses as of September 30, 2001, is 1.37% of total loans compared to 1.56% at December 31, 2000. Management reviews the allocation to the reserve on a quarterly basis and funds the reserve as deemed necessary. This review includes a provision for specific accounts and impaired loans, provisions due to historic loan loss experience by loan type and reserves reflecting industry and credit concentrations, current local and national economic conditions, underwriting standards, and regulatory guidelines. During the first nine months of 2001, net charge offs totaled $2,101,000 compared to $782,000 during the first nine months of 2000. Included in the 2001 net charge-off total is an amount of $1,063,000 related to one credit engaged in the fishing industry. During the

11

second quarter 2001, an additional provision to the allowance was recognized to establish the reserve at a level management feels is adequate to absorb possible future loan losses. The amounts below represent the total loan dollars past due as of September 30, 2001, and December 31, 2000.

Category
September 30,
2001
December 31,
2000
90-days past due and still
accruing
$       504
$    1,206
Non-accruing
      2,706
      6,907

$    3,210
$    8,113
Gross Loans
$291,125
$271,381
Percentage of Gross Loans
     1.10%
    2.99%

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

The Bank experiences a seasonal decline in its deposit base through late fall and the winter months through the spring. Deposits generally increase during the second and third quarters when economic activity in the Company's market area is more seasonally active. Deposits at September 30, 2001 are $16.4 million greater than 2000 year end, principally in demand and money market savings accounts.

NET INTEREST INCOME
Rates, volumes and the mix of earning assets and interest bearing and non-interest bearing liabilities affect net interest income. Comparing the first nine months of 2001 with the same period for 2000, net interest income decreased a modest $240,000. Because of the dramatic decrease in interest rates in 2001, interest income for the company decreased $815,000 during this nine month period compared to 2000, and interest expense declined by $575,000. Average earning assets of the Bank decreased $9.0 million between the two periods. Furthermore, a rapidly declining interest rate environment, increased competition reflected in loan pricing, reduced opportunity for attractive yields in high quality investments, the retirement of high yielding callable investments and paydowns of mortgage backed securities, and some residual of rapidly rising funding costs in 2000, have narrowed average net interest margins. In some instances, in 1999 and the first half of 2000, the Bank added fixed rate, longer-term assets to its Balance Sheet, but these assets were funded with shorter-term (one year or less) liabilities. As funding rates increased, the net interest income spread on these investments decreased because of the increasingly higher funding costs. While this compression has abated during 2001 because of declining interest rates, average funding costs from the Federal Home Loan Bank were still 5 basis points more in the first nine months of 2001 than in the first nine months of 2000, which contributes to the decrease in net interest income between periods.

Interest and fees earned on loans for the first nine months of 2001 when compared to the first nine months of 2000, increased by $757,000 due to increases in average volumes of $11.6 million but overall by only $390,000 due to declining yields in the loan portfolio which decreased 18 basis points between the first nine months of 2000 and the first nine months of 2001. Because of declining interest rates in the first nine months of 2001 and the repricing attributes of the mix of loans, the overall yield on the loan
12


portfolio at the end of the third quarter 2001 has decreased approximately 24 basis points from the fourth quarter of 2000.

Interest income from the securities portfolio was $1,507,000 less in the first nine months of 2001 than the same period in 2000 principally because of a $29.1 million reduction in the average portfolio between periods along with an 5 basis point reduction in yield. This decrease was caused by maturities, pay downs on mortgage backed securities, and the exercise by issuers of callable features because of the declining interest rate environment. The overall average yield of the portfolio was 6.64% in 2001, compared to a yield of 6.69% during the first nine months of 2000.

Interest expense for the nine months ended September 30, 2001, decreased $575,000 compared to the same period in 2000. Most of this decrease was attributed to a decrease of $23.6 million in funding liabilities between the two periods offset by a 5 basis point overall increase in cost of these liabilities. Average deposit rates in the first nine months of 2001 were 3.20% compared to an average rate of 3.17% the same period last year. The cost of borrowings from the Federal Home Loan Bank, which in large measure were used to fund the leverage in the securities portfolio, increased 43 basis points to a 6.15% average cost in the first nine months of 2001 compared to the previous year's period. These increases were offset by a 28 basis point decrease in the cost of repurchase agreements. As these funding sources continue to reprice, primarily through maturities, the Company should realize lower funding costs in the near future. At September 30, 2001, outstanding borrowings from the Federal Home Loan Bank had a composite rate of 5.53%.

RATE VOLUME ANALYSIS

The following table represents a summary of the changes in interest earned and interest paid as a result of changes in rates and changes in volumes.

For each category of earning assets and funding liabilities including demand deposits, information is provided with respect to changes attributable to change in rate (change in rate multiplied by old volume) and change in volume (change in volume multiplied by old rate). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationships of the absolute dollar amounts of the change in each.

RATE VOLUME ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 2001
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000
(dollars in thousands)

INCREASES (DECREASES) DUE TO

VOLUME
RATE
NET




Loans
$757
($367)
$390
Investment securities and money funds
(1,444)
(63)
(1,507)
Federal funds sold and money market
funds
308
(6)
302
TOTAL EARNING ASSETS
(379)
(436)
(815)
Deposits
(56)
 55
(1)
Borrowings
(1003)
422
(581)
Repurchase Agreements
32
(25)
7
TOTAL INTEREST BEARING LIABILITIES
(1027)
 452
(575)
NET CHANGE IN NET INTEREST INCOME
$648
($888)
($240)

13
NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2001, totaled $5,665,000, which is $936,000 more than the first nine months in 2000. This 20% increase is due principally to fee enhancements implemented by the Bank in late 2000, improved management of customer charges, and a 7% increase in BTI revenues from its three financial services subsidiaries.


NON-INTEREST EXPENSE

Non-interest expenses for the nine months ended September 30, 2001, totaled $13,152,000, an increase of $619,000, or 4.9% from the first nine months of 2000. Over the past several months, the Company has made additions to staff in critical customer related and operational areas, has implemented technological improvements throughout the Company, has increased staffing in the credit administration area, and has expanded the BTI network, particularly in the Bangor market.

Throughout the second quarter of 2000, the banking software conversion to Information Technology, Inc. (ITI) was completed.
At that time, the Company began expense recognition of capitalized costs related to this system. This increase in technology expenses is included in the first nine months of 2001, but had been only partially incurred in the first nine months of 2000. During the second quarter of 2001, the Company began depreciation of the new BTI headquarters building and the related furniture, fixtures, and equipment.

CAPITAL

At September 30, 2001, the Company's capital to asset ratio is 11.4%, while the Bank has a leverage ratio of 9.44%, a risk-weighted Tier 1 ratio of 14.6% and a Total Capital ratio of 15.9%, all in the well capitalized categories. These ratios compare to December 31, 2000, when the capital to asset ratio was 10.5% for the Company, and the Bank had a leverage ratio, risk-based Tier 1 ratio, and Total Capital ratio of 9.4%, 15.1%, and 16.4% respectively. Regulatory minimums for these risk based measures are 4% for leverage, 4% for Tier 1, and 8% for Total Capital.

The Company is primarily dependent upon the payment of cash dividends from its subsidiary Bank to service its commitments and pay dividends to its shareholders. The Bank's principal regulatory agency, the Federal Deposit Insurance Corporation, limits Bank dividends to current earnings, excluding securities gains, while maintaining a specified Tier 1 leverage capital ratio with which the Bank is in full compliance.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Liquidity is measured by the Bank's ability to meet short-term cash needs at a reasonable cost or minimum loss to the Bank. Liquidity management involves the ability to meet cash flow requirements of its customers, which may come from depositors withdrawing funds or borrowers requiring funds to meet credit needs. Without adequate liquidity management, the Bank would not be able to meet the needs of the individuals and communities it serves. The Bank uses a Basic Surplus/Deficit model to measure its liquidity over a 30-day and 90-day time horizon. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement within a 30-day period is examined. The Bank's policy



14


is to maintain its liquidity position at a minimum of 5% of total assets. Liquidity as measured by the Basic Surplus/Deficit model was 12.0% as of September 30, 2001, for the 30-day horizon and 10.3% for the 90-day horizon.

The Bank's position with regard to interest rate sensitivity consists of the matching of its assets and liabilities for repricing within a year. The gap analysis in the current interest rate environment shows the Bank with approximately $43.4 million more assets than liabilities that would be repriced within twelve months. If rates were to rise by 200 basis points, net interest income could increase by $365,000 in the first year, and increase
by $992,000 during the second year.   If rates were to drop by 200
basis points and using a parallel yield curve shift in rates, simulations based on a static balance sheet indicate that the Bank's net interest income could decrease by approximately $575,000 during the first year of the drop, and decrease its income in the second year by $2.4 million. Although targeted federal funds rates have decreased 100 basis points since September 30, 2001, a continued drop totalling 200 basis points may be unlikely, thereby moderating any reduction in net interest income from falling rates.



































15


PART II	OTHER INFORMATION

Item 1	Legal Proceedings
	None

Item 2	Changes in Securities and Use of Proceeds
		None

Item 3	Defaults Upon Senior Securities
			None

Item 4	Submission of Matters to a Vote of Security Holders
a)	Annual meeting of the Company's shareholders was held on May
1, 2001.
b)	Proxies for the meeting were solicited pursuant to Section
14(a) of the Securities and Exchange Act of 1934. There were no solicitations in opposition to the nominees for election to the Company's Board of Directors as listed in the proxy statement.

The vote for Directors is as follows:
Nominee elected
as Director
Term
Expires
For
Against
Abstain
Paul G. Ahern
Ruth S. Foster
John P. Reeves
Bernard K.
Cough
2004
2004
2004
2003
2,235,926
2,235,594
2,235,926
2,235,926
--
--
--
--
42,559
42,790
42,559
42,559

The vote to set the number of Directors for the ensuing year at ten is as follows:
For
Against
Abstain
2,251,908
14,794
11,768

The vote to ratify the Board of Directors' selection of Berry,
Dunn, McNeil & Parker as independent auditors of the Company and its Subsidiaries for the ensuing year is as follows:
For
Against
Abstain
2,254,725
5,937
15,662

Item 5	Other Information	None

Item 6	Exhibits and Reports on Form 8-K

Form 8-K filed September 5, 2001, reporting Item 5, "Other Events". Company reported on Form 8-K that "the Board of Directors of Bar Harbor Bankshares (the "Corporation") has voted to approve the hiring of a new Chief Executive Officer of the Corporation to replace Dean S. Read. Mr. Read will continue as the President and Chief Executive Officer of Bar Harbor Banking and Trust Company, a wholly-owned subsidiary of the Corporation, and will continue to serve as Chief Executive Officer of the Corporation until such time as his successor has been selected and approved by the Corporation's Board of Directors."

16


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							BAR HARBOR BANKSHARES

								/S/ Dean S. Read

Date:  November 9, 2001					Dean S. Read
								Chief Executive
Officer



								/S/ Gerald
Shencavitz

Date:  November 9, 2001					Gerald Shencavitz
								Chief Financial
Officer

































17


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							BAR HARBOR BANKSHARES



Date:  November 9, 2001					Dean S. Read
								Chief Executive
Officer





Date:  November 9, 2001					Gerald Shencavitz
								Chief Financial
Officer

































17