Form 10-K
period 2001-12-31
BAR HARBOR BANKSHARES
filed 2002-03-28
CIK 743367

<PRE>

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 2049

FORM 10-K

Annual Report pursuant to Section 15(d) of the Securities and Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 2001. Commission File No. 0-13666

BAR HARBOR BANKSHARES

State of other jurisdiction of incorporation or organization:   Maine
IRS Employer Identification Number: 01-0393663
Address: PO Box 400, 82 Main Street, Bar Harbor, ME Zip Code: 04609-0400
Registrant’s telephone number, including area code: (207) 288-3314

Securities registered pursuant to Section 12(g) of the Act:
Title of Class: Common Stock. Par Value $2.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes XX

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

Based on the closing price of the common stock of the registrant, the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 19, 2002 is:
Common Stock, $2.00 par value $55,506,942

The number of voting shares outstanding of each of the registrant’s classes of common stock, as of March 19, 2002 is:
Common Stock 3,246,020

Documents incorporated by Reference:
Proxy Statement for 2002 annual meeting pursuant to Regulation 14A of the General Rules and Regulations of the Commission and filed with the Commission on March 26, 2002, is incorporated by reference into Part III of this report.

INDEX

1.	Business	3-10

2.	Properties	11-12

3.	Legal Proceedings	12

4.	Submission of Matters to a Vote of Security Holders	12

5.	Market for Registrant’s Common Equity and Related Shareholder Matters	12

6.	Selected Financial Data	13

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-38

8.	Consolidated Financial Statements and Supplementary Data	39-64

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64

10.	Directors and Executive Officers of the Registrants	65

11.	Executive Compensation	65

12.	Security Ownership of Certain Beneficial Owners and Management	65

13.	Certain Relationships and Related Transactions	65

14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	66-87

PART I

ITEM 1. BUSINESS

ORGANIZATION

Bar Harbor Bankshares ("the Company") was incorporated January 19, 1984. As of March 19, 2002, the Company’s securities consisted of one class of common stock ("the Common Stock"), par value of $2.00 per share, of which there are 3,246,020 shares outstanding held of record by approximately 1,088 shareholders. The Company has two primary, wholly-owned operating subsidiaries: Bar Harbor Banking and Trust Company ("the Bank"), a community bank which offers a wide range of deposit, loan, and related banking products; and BTI Financial Group ("BTI"), a financial services holding company that offers brokerage, trust, and investment management services.

The Company is a bank holding company ("BHC") registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Company is also a Maine Financial Institution Holding Company for the purposes of the laws of the State of Maine, and as such is subject to the jurisdiction of the Superintendent (the "Superintendent") of the Maine Bureau of Financial Institutions ("BFI").

BANK

The Bank, a direct, wholly owned subsidiary of the Company, is a Maine financial institution, and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum extent permitted by law. The Bank is subject to the supervision, regulation, and examination of the FDIC and the BFI. It is not a member of the Federal Reserve Bank.

The Bank has ten offices in coastal Maine, including its principal office located at 82 Main Street, Bar Harbor, as well as offices in Hancock County and adjacent Washington County, which represent the Bank’s principal market areas. The Hancock County offices, in addition to Bar Harbor, are located in Northeast Harbor, Southwest Harbor, Blue Hill, Deer Isle, Ellsworth, and Winter Harbor. The Washington County offices are located in Milbridge, Machias, and Lubec. The Company delivers its operations and technology services from its operations center located on Avery Lane in Ellsworth, Maine.

The Bank is a retail bank serving individual and corporate customers, retail establishments, seasonal lodging, campgrounds and restaurants. As a coastal bank, it serves the lobstering, fishing, and aquaculture industries. It also serves Maine’s wild blueberry industry through its Washington County offices. It operates in a competitive market that includes other community banks, savings institutions, and credit unions, and branch offices of statewide and interstate bank holding companies located in the Bank’s market area. The Bank continues to be one of the larger independent commercial banks in the State of Maine.

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a materially adverse effect on its business. Approximately 84% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on certificates of deposit, IRAs, NOW and money market accounts and does not anticipate any material loss of these deposits. Deposit growth continues to be a challenge in the communities served by the Bank. From 1994 through 2001, the nation’s deposits grew at an annual rate of 4.61%, while Maine’s deposits grew at 2.72%.

The Bank provides the normal banking services offered by a commercial bank, including checking accounts, NOW accounts, all forms of savings and time deposit accounts, individual retirement accounts, safe deposit boxes, collections, travelers checks, night depository services, internet banking services, direct deposit payroll services, automated teller services, credit cards, personal money orders, bank-by-mail and club accounts, drive-up facilities at all offices, and TeleDirect, an interactive voice response system through which customers can get product information, check balances and activity on their accounts as well as perform transfers between their own accounts. In February 2001, the Bank began offering Internet banking services through its dedicated website at www.bhbt.com. The Bank also has arrangements with other institutions for the provision of certain services, which it does not provide directly, such as computerized payroll services. Automated Teller Machines (ATMs) are located in each of the ten branch locations in addition to two machines in non-Bank locations. These ATMs access major networks for use of the Bank’s cards throughout the United States, including the Plus and NYCE systems as well as the major credit card networks.

The Bank offers a comprehensive array of lending services, including consumer credit in the form of installment loans, overdraft protection (stand-by credit), VISA credit card accounts, student loans, residential mortgage loans, and home equity loans. It offers business loans to individuals, partnerships, corporations, and other business entities for capital construction, the purchase of real estate, working capital, and a broad range of other business purposes. Business loans are provided primarily to organizations and individuals in the tourist, hospitality, health care, blueberry, shipbuilding, fishing, and aquaculture industries as well as to other small to mid-size businesses associated with small coastal communities. Certain larger loans, which exceed the Bank’s lending limits, are written on a participation basis with correspondent banks, with the Bank retaining only such portions of those loans that are within its lending limits. The Bank’s policy for lending limits is up to 20% of its equity to any borrower provided that the loans are secured, and approved by the Directors’ Loan Committee. This committee is chaired by a member of the Bank’s Board of Directors, Bernard K. Cough, and includes members of the Bank’s management and Board of Directors.

BTI

BTI Financial Group is a wholly owned subsidiary of the Company. It was incorporated on August 16, 1999, as the holding company for three operating subsidiaries: Bar Harbor Trust Services ("Trust"), a newly formed Maine corporation that performs the trust functions formerly performed by the Trust Department of the Bank; Block Capital Management ("Block"), an SEC registered investment advisor; and Dirigo Investments, Inc. ("Dirigo"), an SEC registered broker-dealer.

Trust operates as a Maine chartered, non-depository trust company offering revocable, irrevocable, charitable remainder and testamentary trust management, and estate planning and management services such as probate, estate settlement, and tax return preparation. At December 31, 2001, Trust had 1,300 accounts.

Block, an SEC registered investment advisor, provides discretionary and non-discretionary investment advisory services for corporate and individual investment portfolios, personal trusts, individual and corporate retirement funds, and endowments for not-for-profit organizations. At December 31, 2001, Block had $239 million under management, primarily for clients of Trust.

Dirigo was purchased by BTI in January 2000. It is a registered broker/dealer and serves the brokerage needs principally of individuals from first-time purchasers to sophisticated investors. It also offers a line of life insurance and annuity products. A third party processor provides Dirigo’s support and clearing services.

BTI’s central offices are located in a recently renovated, 22,000-square-foot office facility located at 135 High Street, Ellsworth, Maine. Dirigo, Trust, and Block maintain their principal offices at the Ellsworth facility and maintain additional offices at One Cumberland Place, Bangor, Maine. BTI also maintains offices in the headquarters building of the Bank in Bar Harbor, Maine.

The subsidiaries of BTI each separately face significant competition for their services from local banks and nonbanks, which may now or in the future offer a similar range of services, as well as from a number of brokerage firms and investment advisors with offices in the Bank’s market area. In addition, most of these services are widely available to the Bank’s customers by telephone and over the Internet through firms located outside the Bank’s market area.

SUPERVISION AND REGULATION

The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation, and examination by various federal and state bank regulatory agencies, including the FRB, the FDIC, and the Superintendent, as well as other governmental agencies in the states in which the Company and its subsidiaries operate. The supervision, regulation, and examination to which the Company and its subsidiaries are subject are intended primarily to protect depositors and other customers or are aimed at carrying out broad public policy goals, and not necessarily for the protection of the shareholders.

Some of the more significant statutory and regulatory provisions applicable to banks and BHCs to which the Company and its subsidiaries are subject are described more fully below, together with certain statutory and regulatory matters concerning the Company and its subsidiaries. The description of these statutory and regulatory provisions does not purport to be complete and it qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on the Company’s business and operations, as well as those of its subsidiaries. The Company’s shareholders generally are not subject to these statutory and regulatory provisions.

BHCs – Activities and Other Limitations. As a registered BHC and a Maine financial institution holding company, the Company is subject to regulation under the BHC Act and Maine law and to examination and supervision by the FRB and the Superintendent, and is required to file reports with, and provide additional information requested by, the FRB and the Superintendent. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals that violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary of a BHC.

Various other laws and regulations, including Sections 23A and 23B of the Federal Reserve Act, as amended (the "FRA"), generally limit borrowings, extensions of credit, and certain other transactions between the Company and its non-bank subsidiaries and its affiliate insured depository institutions. Section 23A of the FRA also generally requires that an insured depository institution’s loans to non-bank affiliates be secured in appropriate amounts, and Section 23B of the FRA generally requires that transactions between an insured depository institution and its non-bank affiliates be on market terms. These laws and regulations also limit BHCs and their subsidiaries from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

The BHC Act prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior FRB approval. Unless a BHC becomes a financial holding company" (an "FHC") under the Gramm-Leach-Bliley Act ("GLBA"), as discussed below, the BHC Act also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In addition, Maine law requires approval by the Superintendent prior to acquisition of more than 5% of the voting shares of a Maine financial institution or any financial institution holding company which controls a Maine financial institution. The Superintendent also must approve acquisition by a Maine financial institution holding company of more than 5% of a financial institution or financial institution holding company domiciled outside of the State of Maine.

The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit BHCs that qualify and elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs that have not elected to be treated as FHCs, such as the Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order to elect to become an FHC, a BHC must meet certain tests and file an election form with the FRB. To qualify, all of a BHC’s subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC’s banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act evaluation.

A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. The Company has not elected to become an FHC.

Further, the GLBA permits state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of an FHC. Further, the GLBA expressly preserves the ability of state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management, and affiliate transaction rules. Also, the FDIC’s final rules governing the establishment of financial subsidiaries adopt the position that a state nonmember bank may only conduct through a financial subsidiary activities that a national bank could only engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC’s standard activities rules. Moreover, to mirror the FRB’s actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate banking.

Declaration of Dividends. According to its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the "FRB Dividend Policy"), the FRB considers adequate capital to be critical to the health of individual banking organizations and to the safety and stability of the banking system. Of course, one of the major components of the capital adequacy of a bank or a BHC is the strength of its earnings and the extent to which its earnings are retained and added to capital or paid to shareholders in the form of cash dividends. Accordingly, the FRB Dividend Policy suggests that banks and BHCs generally should not maintain their existing rate of cash dividends on common stock unless the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB Dividend Policy reiterates the FRB’s belief that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength.

Under Maine law, a corporation’s board of directors may declare, and the corporation may pay, dividends on its outstanding shares in cash or other property, generally out of the corporation’s unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next proceeding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent or when the payment of the dividend would render the corporation insolvent or when the declaration would be contrary to the corporation’s charter. These same limitations generally apply to investor-owned, Maine financial institutions.

Federal bank regulatory agencies also have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment would constitute an unsafe or unsound practice.

Capital Requirements

FRB Guidelines. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHC Act. The FRB’s capital adequacy guidelines apply on a consolidated basis to BHCs with consolidated assets of $150 million or more; thus, these guidelines apply to the Company on a consolidated basis.

The FRB’s capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% leverage ratio requirement is the minimum for the strong BHCs without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. All other BHCs are required to maintain a minimum leverage ratio of at least 4.0%. BHCs with supervisory, financial, operational, or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.

At December 31, 2001, and at the time of this report, the Company’s risk-based capital ratio and leverage ratio currently were in excess of regulatory requirements, and its management expects these ratios to remain, in excess of regulatory requirements. Separate, but substantially similar, capital requirements under FDIC regulations apply to the Company’s bank subsidiary, and these also exceed regulatory requirements.

Failure to meet capital guidelines could subject the Company or the Bank to a variety of FDIC corrective actions, including for example, (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution’s assets, and (v) requiring prior approval of certain expansion proposals.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from the section entitled "Capital Resources" and from Note 13, "Shareholders’ Equity," of the notes to consolidated financial statements, each in this annual report on Form 10-K for the year ended December 31, 2001.

Activities and Investments of Insured State-Chartered Banks. FDIC insured, state-chartered banks, such as the Bank, are also subject to similar restrictions on their business and activities. Section 24 of FDIA, generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those activities that are permissible to national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

Other Regulatory Requirements

Customer Information Security. The FDIC and other bank regulatory agencies have published final guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the "Guidelines"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy. The FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the GLBA ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

USA Patriot Act. The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and other the ability to obtain access to the United States financial system, has significant implications for depository institutions, broker-dealers, and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting and due diligence on customers. Implementation of the Patriot Act’s requirements will occur in stages, as rules regarding its provisions are finalized by government agencies.

Deposit Insurance. The FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to well-capitalized institutions, such as the Company’s subsidiary bank, could have an effect on the Company’s net earnings. The Company cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

MANAGEMENT AND EMPLOYEES

On September 5, 2001, the Company’s Board of Directors announced its decision to recruit a President and Chief Executive Officer for the Company to bring focus to strategic management at the holding company level. Dean S. Read, who formerly served as Chief Executive officer of both the Company and the Bank, will remain as Chief Executive Officer of the Bank and will focus on management of that entity.

On February 28, 2002, the Company’s Board of Directors announced the appointment of Joseph M. Murphy as President and Chief Executive Officer of Bar Harbor Bankshares. On March 19, 2002, Mr. Murphy was appointed President and Chief Executive Officer of BTI Financial Group. Mr. Murphy will be working with the holding company and subsidiary boards of directors to set and oversee the strategic direction of the Company and its two subsidiaries, Bar Harbor Banking and Trust Company and BTI Financial Group. Mr. Murphy has 36 years of financial services experience, most recently as Executive Vice President of the Retail Banking Group for WSFS Financial Corporation. He also served in an executive capacity for Center Financial Corporation.

Dean S. Read continues to serve as President and Chief Executive Officer of the Bank. In April 2000, he succeeded Sheldon F. Goldthwait who served in that capacity for six years. Mr. Read has 32 years of banking experience, most recently as Senior Vice President and Senior Relationship Manager with Key Bank N. A. in Augusta, Maine.

In June 2001, the Company’s Board of Directors announced the appointment of Gerald Shencavitz, as Chief Financial Officer and Treasurer of the Company and each of its subsidiaries, as well as Chief Operating Officer of the Bank. Mr. Shencavitz joined the Company in April of 1998 and served as Senior Vice President of Operations and Information Systems. He brings 26 years of financial services experience in finance and accounting, audit and risk management, operations, and information systems management to the Company.

Other senior operating positions in the Company include presidents of the BTI subsidiaries, and senior Bank officers in charge of lending, retail banking, credit administration and human resources.

At December 31, 2001, the Company had 210 employees. On a full time equivalent basis, total employees at December 31, 2001, were 164.

STOCK DIVIDEND

On December 8, 1998, the Board of Directors of the Company declared a 100% stock dividend to owners of record as of December 28, 1998, payable on January 25, 1999. All share and per share data information included in the Form 10-K has been restated to reflect the 100% stock dividend.

FORWARD LOOKING STATEMENTS DISCLAIMER

The foregoing discussion, as well as certain other statement contained in this Form 10-K, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of the Private Securities Litigation and Reform Act of 1995 (the "PSLRA"). You can identify these forward-looking statements by the use of words like "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. For these statements, the Company claims the protection of the safe harbor for forward-looking statements provided by the PSLRA. Forward looking statements include, but are not limited to, those made in connection with estimates with respect to the future results of operation, financial condition, and business of the Company and its subsidiaries which are subject to change based on the impact of various factors that could cause actual results to differ materially from those estimated. Those factors include but are not limited to: changes in general, economic and market conditions; the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the operation and investments of the financial services group and/or the Bank; significant changes in the economic scenario from that anticipated which could materially change credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiative designed to grow revenues and/or control expenses; and significant changes in accounting, tax, or regulatory practices or requirements. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the foregoing discussion, or elsewhere in this Form 10-K.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information set forth under this item is incorporated by cross-reference to the Company financial statements set forth in Item 8 of this report.

ITEM 2. PROPERTIES

The twelve parcels of real estate owned and utilized by the Company for its operations are described below:

1. The principal office of the Bank is located at 82 Main Street, Bar Harbor, Maine, and includes a building housing banking facilities and administrative offices and an adjacent 35-car customer parking lot. The building was renovated in 1998.

2. An office is located on Main Street, Northeast Harbor, Maine. This property consists of a building constructed in 1974 that underwent interior renovations in 1998 to better meet the Bank’s needs at that location.

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

7. An office is located on Washington Street, Lubec, Maine. This property consists of a building constructed in 1990 and is adequate for the Bank’s needs at that location.

8. An office is located on High Street, Ellsworth, Maine. This property consists of a building constructed in 1982. The Bank is currently evaluating expansion of the Ellsworth office.

9. An office is located on Main Street, Winter Harbor, Maine. This property consists of a building constructed in 1995 and is adequate for the Bank’s needs at that location.

10. An office is located on Main Street, Machias, Maine. This property consists of a building that was purchased from Key Bank of Maine in May 1990 that was renovated in 1995 to better meet the Bank’s needs at that location.

11. An Operations Center is located on Avery Lane, Ellsworth, Maine, that houses the Bank’s operations, check clearing, technology, training, and mail departments. The building was constructed in 1996, with occupancy by the Bank taking place in January of 1997.

12. BTI owns and occupies a recently renovated 22,000-square-foot office building at 135 High Street, Ellsworth, Maine. Trust, Block, Dirigo, and the Bank occupy portions of this facility.

A parcel of land adjacent to the Blue Hill branch was purchased in 1981 but has not been developed. The Company also leases office space for Dirigo, Block, and Trust at One Cumberland Place in Bangor, Maine. Other real estates include two out parcels, one improved, contiguous to the BTI Ellsworth location.

The Bank has twelve Automated Teller Machines (ATMs) located at ten of its branch officers, plus three located on Mount Desert Island, the primary market area it serves.

ITEM 3. LEGAL PROCEEDINGS

Two former executive employees of BTI, one of whom also was a director of the Company, resigned their positions in January of 2002 and have since made monetary demands for severance benefits under their employment agreements. One of the former employees has initiated an arbitration proceeding under the terms of her employment agreement seeking a determination of her alleged right to severance payments. BTI disputes that either employee is entitled to the benefits that they have demanded. Both employees also have threatened other legal action against the Company and BTI, but the Company has not received notice that any legal proceedings have been formally instituted in connection with these matters.

The Company also is party to certain other ordinary routine litigation incidental to the normal conduct of its business, which in the opinion of management will have no material effect on the Company’s consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

High and low trades for each quarter of 2001 and 2000 are listed below per records from the American Stock Exchange, where the Company’s common stock is traded under the symbol BHB. Per share data information has been adjusted to reflect the 100% stock dividend described previously in Part I, Item 1 of this report.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	High Low	High Low	High Low	High Low
2001	$15.50 to $14.00	$15.88 to $14.15	$18.15 to $15.51	$18.90 to $15.45
2000	$18.75 to $13.25	$16.13 to $13.38	$15.75 to $14.44	$15.50 to $14.06

As of March 1, 2002, there were 1,088 registered holders of record of Bar Harbor Bankshares common stock.

Dividends paid by the Company in 2001 and 2000:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2001	$0.19	$0.19	$0.19	$0.19
2000	$0.19	$0.19	$0.19	$0.19

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years (Dollars in thousands, except per share data):
	2001	2000	1999	1998	1997

Balance Sheet totals
Total assets	$487,203	$466,225	$456,809	$392,047	$342,726
Total loans	297,970	271,381	261,189	229,435	217,139
Total deposits	291,833	278,076	281,708	266,448	251,903
Total equity	52,538	50,507	49,145	46,861	42,462
Average assets	468,249	471,572	428,555	363,657	344,554
Average equity	53,409	49,550	48,131	44,172	39,472

Statement of income totals
Interest and dividend income	$ 33,892	$ 35,333	$ 31,952	$ 29,211	$ 28,518
Interest expense	15,751	17,616	13,802	11,973	11,710
Net interest income	18,141	17,717	18,150	17,238	16,808
Provision for loan losses	2,000	952	474	336	620
Net interest income after
provision for loan losses	16,141	16,765	17,676	16,902	16,188
Noninterest income	7,520	7,066	5,854	5,688	5,001
Noninterest expense	18,489	16,615	14,298	12,865	11,801
Applicable income taxes	1,661	2,419	3,007	3,118	2,966
Net income	$ 3,511	$ 4,797	$ 6,225	$ 6,607	$ 6,422

Earnings per share:
Basic	$ 1.07	$ 1.43	$ 1.81	$ 1.92	$ 1.87
Diluted	$ 1.06	$ 1.43	$ 1.81	$ 1.92	$ 1.87

Return on total average assets	0.75%	1.02%	1.45%	1.82%	1.86%
Return on total average equity	6.57%	9.68%	12.93%	14.96%	16.27%
Average equity/average assets	11.41%	10.51%	11.23%	12.14%	11.46%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Certain amounts in the 2000 financial statements have been reclassified to conform with the presentation used in 2001 and prior years.

Unless otherwise noted, all dollars are expressed in thousands except per share data.

SUMMARY

Net income for Bar Harbor Bankshares for the year ended December 31, 2001, was $3.5 million, representing $1.06 diluted earnings per share of common stock. This compares with $4.8 million, or $1.43 diluted earnings per share in 2000.

During the year 2001:

  The Bank expensed a provision for possible loan losses totaling $2.0 million, representing an increase of $1.05 million, or $693 thousand after taxes, compared with 2000. The increase in the provision was primarily attributed to one large credit that was charged off in the second quarter, together with the ongoing maintenance of the allowance for possible loan losses at a level that, in management’s judgment, is adequate to cover the amount of risk inherent in the loan portfolio and provide for probable losses.
  BTI Financial Group recorded a net after tax loss of $1.02 million for 2001, representing an increase in net loss of $626 thousand compared with 2000. Included in BTI’s 2001 net loss is an after tax restructuring charge of $408 thousand recorded in the fourth quarter, primarily as a result of management changes. The earnings performance at BTI was also impacted by continued startup expenses and declining stock and bond markets.
  The Company’s net interest income before the provision for possible loan losses amounted to $18.1 million, representing an increase of $424 thousand, or 2.4%, over that recorded in 2000. The marked decrease in interest rates in 2001 contributed to a decrease in interest income of $1.44 million while funding costs decreased $1.87 million. These dynamics were a driving factor underlying the improvement in the Company’s net interest margin from 4.02% in 2000 to 4.15% in 2001.
  Non-interest income amounted to $7.52 million compared with $7.07 million earned in the prior year, representing an increase of $454 thousand, or 6.4%. The improvement in non-interest income is principally attributed to fee enhancements implemented by the Bank in late 2000, management of customer charges, and increased revenue from BTI Financial Group.
  Excluding the one-time restructuring charge at BTI Financial Group, the Company’s non-interest expense for the year amounted to $17.87 million representing an increase of $1.25 million over 2000, or 7.6%. This increase was principally attributed to staff additions in customer service, operational and credit administration areas, and continued expansion of the BTI network.
  The Bank’s loan growth continued in 2001 and total loans ended the year at $298 million, representing a $26.6 million increase over 2000, or 9.8%. The growth in total loans was almost entirely attributable to consumer real estate and home equity loans, with these categories posting an increase of $27.3 million, or 19.0%. Commercial loans grew by $2.1 million, or 1.9%, while all other loan categories declined $2.8 million.
  At December 31, 2001, total investment securities including Federal funds sold and money market accounts were $142 million, representing a decrease of $12.4 million compared with the prior year-end. The average 2001 balance declined $16.0 million from the prior year, or 9.5%. The 2001 interest rate environment prompted accelerated pay-downs on mortgage-backed securities and the exercise of callable features on other securities, and this runoff was not immediately replaced. The overall yield on the portfolio in 2001 was 6.25% compared with 6.73% in 2000. The decrease in the securities portfolio, combined with the declining interest rate environment, account for a $1.8 million decrease in 2001 interest and dividend income from investment securities compared with the prior year.
  The Bank reduced non-performing loans to significantly lower levels than in prior years. At December 31, 2001, total non-performing loans amounted to $2.3 million, or 0.79% of total loans, compared with $8.1 million, or 2.99%, at the prior year-end. The 2001 decrease in non-performing loans amounted to $5.8 million, or 71.1%, primarily due to payouts, charge-offs, and consumer loans brought current. At December 31, 2001, non-performing loans as a percent of total loans stood at its lowest level in the past five years.
  The Company’s capital grew 4% to $52.5 million, after the payment of $2.49 million in stockholder dividends and stock repurchases of $773 thousand. Total 2001 dividends per share were $0.76, the same amount paid in the prior year. The Company continues to exceed regulatory guidelines for "well capitalized" institutions. At December 31, 2001, Tier I leverage, Tier I risk based and total risk based capital ratios stood at 10.3%, 15.6%, and 16.8%, respectively.

ASSET/LIABILITY MANAGEMENT

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets were 93.3%, 93.4% and 94.5% of total average assets during 2001, 2000 and 1999, respectively.

The Bank, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit products offered within the markets served, as well as through the prudent use of borrowed funds.

The Bank’s objectives in managing its balance sheet are to preserve the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity, under prevailing and forecasted economic conditions, and to maintain an efficient and appropriate mix of core deposits and borrowed funds.

EARNING ASSETS

Average earning assets were $437,015 during 2001, representing a slight decrease of $3,290, or 0.75%, compared with 2000. In 2001 the yield on total average earning assets was 7.76% compared with 8.02% and 7.89% in 2000 and 1999, respectively. Despite eleven rate decreases resulting in a historical 475 basis point drop in the federal funds targeted rate during 2001, the Company’s yield on average earning assets held relatively stable, posting a decrease of 26 basis points compared with 2000 and 13 basis points compared with 1999.

Total 2001 interest on earning assets amounted to $33,892, compared with $35,333 and $31,952 in 2000 and 1999, respectively. Total 2001 interest on earning assets was $1,441, or 4.1%, less than that received in 2000, but $1,940, or 6.1%, greater compared with 1999.

LOANS

Total loans at December 31, 2001 amounted to $297,970 as compared with $271,381 at December 31, 2000, representing an increase of $26,589, or 9.8%. The increase in total loans from 2000 is primarily attributable to consumer real estate loans, which grew $21,498 or 16.8%, and ended the year at $149,559. Home equity loans were the second largest contributor to 2001 loan growth, posting an increase of $5,831 or 37.8% over the December 31, 2000 total of $15,407.

Construction and development loans amounted to $20,348 at December 31, 2001 compared with $12,297 at December 31, 2000, representing an increase of $8,051, or 65.5%. Construction and development loans represent 6.8% of the portfolio at December 31, 2001. The increase in 2001 balances is almost entirely attributable to consumer construction loans and reflects the strong loan demand experienced by the Bank, particularly during the second half of 2001.

Mortgage loans, including consumer and commercial, account for 77.1% of total loans. At December 31, 2001 mortgage loans amounted to $229,634, compared with $208,815 at December 31, 2000, representing an increase of $20,819, or 10.0%. The increase in mortgage loans is almost entirely attributable to strong consumer mortgage loan demand driven by refinancings, combined with a robust demand for real estate in the Bank’s primary market area, Hancock County. Commercial mortgage loans, on a net basis, remained relatively flat between the periods. During 2001, three large commercial mortgage loans approximating $4,600 paid out. These decreases were compensated for with net new commercial mortgage loan growth of $5,290.

Loans to finance agricultural production and other loans to farmers amounted to $7,149 at December 31, 2001 compared with $6,674 at December 31, 2000, representing a moderate increase of $475. This category of loans represents 2.4% of the portfolio at December 31, 2001 and includes certain aquaculture loans.

Commercial and industrial loans represent 7.4% of the year-end loan portfolio. Commercial and industrial loans totaled $22,158 at December 31, 2001 compared with $23,729 at December 31, 2000, representing a decrease of $1,571, or 6.6%. The decrease in commercial and industrial loans is principally attributed to certain loan payoffs that were not replaced with new loan growth. A continued tightening of credit standards combined with enhanced pricing strategies generally reduced the amount of unsecured or partially secured loans in this category of the portfolio.

Loans to individuals for household, family and other personal expenditures (including credit card loans) totaled $13,918 at December 31, 2001 compared with $15,841 at December 31, 2000 representing a decrease of $1,923, or 12.1%. This category of loans represent 4.7% of the December 31, 2001 loan portfolio. The decline in balances from 2000 is attributed to the application of stricter credit underwriting standards, pay-downs, loan charge-offs, and customer debt consolidation resulting from the 2001 declining rate environment.

All other loans represent 1.2% of the portfolio. The balance of all other loans at December 31, 2001 totaled $3,699 compared with $3,978 at December 31, 2000, representing a decrease of $279, or 7%.

Real estate loans under foreclosure represent 0.36% of the year-end loan portfolio. At December 31, 2001, real estate loans under foreclosure totaled $1,064 compared with $47 at December 31, 2000, representing an increase of $1,017. At December 31, 2001, real estate loans under foreclosure represent one commercial mortgage loan amounting to $194 and ten consumer mortgage loans totaling $870. Anticipated losses are provided for in the Company’s allowance for loan losses. The increase in 2001 real estate under foreclosure balance is attributed to the formation of a managed asset group and acceleration of the Bank’s collection efforts relative to delinquent and/or troubled loans.

Loan concentrations continue to reflect the Company’s business region. Approximately 11.6% or $34.5 million of the loan portfolio is represented by loans to the hospitality industry.

Loan interest income summary: In 2001 the total average yield on loans amounted to 8.57%, compared with 8.83% and 8.76% in 2000 and 1999 respectively. Despite the historical 475 basis point drop in the Federal Funds targeted rate during 2001, the Bank’s yield on average loan balances posted a decrease of only 26 basis points compared with 2000 and 19 basis points compared with 1999. The principal reason for the Bank’s stable loan yields in a declining rate environment results from the preponderance of fixed rate loans in the portfolio which approximate 50%, combined with enhanced loan pricing strategies adopted over the past two years.

Total interest income from loans amounted to $24,308 in 2001, compared with $23,939 in 2000, representing an increase of $369, or 1.5%. Loan volume contributed $1,023 to this increase, while the decrease in interest rates offset this amount by $654.

Other real estate owned at December 31, 2001 amounted to $54, compared with $108 at December 31, 2000, representing a decrease of $54, or 100%. When a real estate loan goes to foreclosure and the Bank purchases the property, the property is transferred from the loan portfolio to the Other Real Estate Owned (OREO) portfolio at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. Along with using conservative fair market valuations of OREO properties, reserves are established to allow for selling expenses that can be reasonably estimated.

Mortgage servicing: As more fully disclosed in Note 6 to the financial statements, the Bank from time to time will sell mortgage loans to other institutions and investors. The sale of loans allows the bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2001, the unpaid balance of mortgage loans serviced for others totaled $45,800 compared with $52,800 at December 31, 2000, representing a decrease of $7,000, or 13.3%. The decline in 2001 balances is attributed to accelerated serviced mortgage loan prepayments, resulting from 2001 loan refinancings prompted by historically low interest rates. Pursuant to the Bank’s asset/liability strategy, this run-off was not entirely replaced with additional sold loans.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2001	2000	1999	1998	1997

Real estate loans
Construction and development	$ 20,348	$ 12,297	$ 15,674	$ 11,366	$ 7,925
Mortgage	229,634	208,815	195,645	168,258	158,592
Loans to finance agricultural
production and other loans to farmers	7,149	6,674	10,814	10,308	9,993
Commercial and industrial loans	22,158	23,729	22,561	22,778	23,696

Loans to individuals for household,
family and other personal expenditures	13,918	15,841	15,693	16,538	16,668
All other loans	3,699	3,978	282	138	209
Real estate under foreclosure	1,064	47	520	49	56

TOTAL LOANS	297,970	271,381	261,189	229,435	217,139

Less: Allowance for possible loan losses	4,169	4,236	4,293	4,455	4,743

NET LOANS	$293,801	$267,145	$256,896	$224,980	$212,396

INVESTMENT SECURITIES

The investment securities portfolio primarily consists of United States Government agency securities, obligations of state and political subdivisions, corporate bonds, and mortgage backed securities. The overall objective of the Bank’s investment strategy for this portfolio is to maintain an appropriate level of liquidity, diversify earning assets, manage interest rate risk, and generate acceptable levels of net interest income. The investment securities portfolio is managed under the policy guidelines established by the Bank’s Board of Directors.

On January 1, 2001, the Bank, as allowed under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," repositioned a significant part of the investment portfolio from held to maturity to available for sale.

Total investment securities: Investment securities, excluding Fed funds sold and money market funds, totaled $133,609 at December 31, 2001, compared with $154,150 at December 31, 2000. This represents a decrease of $20,541, or 13.3%. The 2001 average investment securities balance amounted to $141,757, compared with $168,611 in 2000. This represents a decrease of $26,854, or 15.9%.

The decline in 2001 investment balances can be attributed to the 2001 interest rate environment, which prompted accelerated pay-downs on mortgage-backed securities and the exercise of callable features on other securities, the resulting portfolio run-off from which was not immediately replaced. In addition, investment securities that matured in 2001 were not immediately replaced. The cash flows from the 2001 investment portfolio run-off were utilized to pay down borrowings and fund loan growth. During the fourth quarter of 2001, the Bank refreshed its investment strategy and began rebuilding the investment securities portfolio balances. This activity continues into the first quarter of 2002.

The overall yield of the investment securities portfolio in 2001 was 6.43%, compared with 6.73% in 2000, representing a decline of 30 basis points. The decrease in yield is principally attributed to the exercise of callable features on the higher yielding investments and, to a lesser extent, investment purchases transacted in a rapidly declining interest rate environment.

Securities available for sale: This portfolio is managed on a total return basis with the objective of exceeding the return that would be experienced if investing solely in U.S. Treasury instruments. This category of investments is used for liquidity purposes while simultaneously producing earnings. The designation of "available for sale" is made at the time of purchase, based upon management’s intent to hold the securities for an indefinite time; however, these securities would be available for sale in response to changes in market interest rates, related changes in the securities’ prepayment risk, needs for liquidity, or changes in the availability of and yield on alternative investments.

Investment securities classified as available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity.

Securities available for sale totaled $106,743 at December 31, 2001 as compared with $37,844 at December 31, 2000, representing an increase of $68,899, or 182%. Securities available for sale represent 79.9% of the portfolio at December 31, 2001, compared with 24.6% at December 31, 2000. The December 31, 2001 and 2000 balances are stated net of fair value adjustments reflecting net unrealized gains of $2,587, and net unrealized losses of $115, respectively.

The increase in securities available for sale balances between periods is almost entirely attributed to a transfer of securities totaling $113,856 from held to maturity to available for sale in January 2001, offset by securities that either matured, paid down, or were "called" throughout 2001.

Securities held to maturity: This portfolio is managed for yield and earnings generation, liquidity through cash flow, and interest rate risk characteristics within the framework of the entire balance sheet.

Investment securities held to maturity are reported at their aggregate amortized cost. Securities held to maturity totaled $26,866 at December 31, 2001 as compared with $116,306 at December 31, 2000, representing a decrease of $89,440, or 76.9%. Securities held to maturity represent 20.1% of the portfolio as of December 31, 2001, compared with 75.4%% at December 31, 2000. At December 31, 2001 and 2000, investments held to maturity had net unrealized losses of $1,923 and $61 respectively.

The decrease in securities held to maturity balances between periods is attributed to a transfer of securities totaling $113,856 from held to maturity to available for sale in January 2001, offset by the addition of approximately $25,000 of bank qualified municipal bond purchases in the fourth quarter of 2001 that were classified as held to maturity.

Other securities: Other securities consist of money market funds, overnight Federal funds sold, and other non-marketable securities. The 2001 average balance of other securities amounted to $11,530, compared with $694 in 2000, representing an increase of $10,836. The 2001 increase was principally attributed to temporary investment of excess liquidity resulting from accelerated investment portfolio run-off and, to a lesser extent, the pre-funding needs related to investment transactions in the fourth quarter. At December 31, 2001, other securities totaled $8,464. The yield on other securities amounted to 4.09% in 2001, compared with 5.76% in 2000.

INVESTMENTS HELD TO MATURITY AT DECEMBER 31
(at book value)

	2001	2000	1999

Obligations of U.S. Government Agencies	$ --	$ 2,407	$ 4,002
Obligations of State and Political Subdivisions	26,866	2,442	4,422
Mortgage backed Securities
U.S. Government agencies	--	81,990	93,014
Other-MBS	--	13,968	14,636
Other	--	15,499	12,757
Total	$26,866	$116,306	$128,831

INVESTMENTS AVAILABLE FOR SALE AT DECEMBER 31
(at fair value)

	2001	2000	1999

Obligations of U.S. Government Agencies	$ 9,660	$ 34,379	$ 28,155
Mortgage-backed Securities:
U.S. Government agencies	67,400	2,243	2,334
Other	12,521	--	--
Other	17,162	1,222	1,201
Total	$106,743	$37,844	$31,690

MATURITY SCHEDULE FOR INVESTMENTS
HELD TO MATURITY AT DECEMBER 31, 2001
(at book value)

	One	Greater than	Greater than	Greater
	Year	One	Five	Than
	Or	Year to	Years to	Ten
	Less	Five years	Ten years	Years

Obligations of State and Political Subdivisions	$ --	$ --	$ 1,209	$ 25,657
Average Yield	0%	0%	3.97%	5.87%

Total	$ --	$ --	$1,209	$25,657

Held to maturity securities are included based upon the final maturity date of the security. At December 31, 2001, the held to maturity securities portfolio had weighted average expected life of 12.46 years, a modified duration of 10.15 years and was yielding an average of 5.47% on a non-tax equivalent basis.

MATURITY SCHEDULE FOR INVESTMENTS
AVAILABLE FOR SALE AT DECEMBER 31, 2001
(at fair value)

	One Year Or Less	Greater than One Year to Five years	Greater than Five Years to Ten years	Greater Than Ten Years

Obligations of U.S. Government Agencies	$ 7,829	$ 1,831	$ --	$ --
Average Yield	7.03%	7.46%	0%	0%

U.S. Government Agencies – Mortgage Backed	9	1,430	13,816	52,145
Average Yield	8.50%	7.03%	6.31%	6.79%

Other – Mortgage Backed Securities	--	--	3,267	9,254
Average Yield	0%	0%	6.69%	6.65%

Other Bonds	1,772	11,846	544	3,000
Average Yield	6.45%	6.55%	8.50%	3.00%

Total	$9,610	$15,107	$17,627	$64,399

Available for sale securities are included based upon the final maturity date of the security. At December 31, 2001, the available for sale securities portfolio had an average expected life of 3.97 years, a modified duration of 2.97 years and was yielding an average of 6.51%.

The Bank does not hold any securities for a single issuer, other than U. S. Government agencies, where the aggregate book value of the securities exceed 10% of the Bank’s shareholders’ equity.

FUNDING SOURCES

The Bank utilizes various traditional sources of funding to support its earning asset portfolios. Average total funding in 2001 amounted to $409,959, compared with $419,316 in 2000, representing a decrease of $9,357, or 2.23%.

Deposits: Average 2001 balances of deposits, including non-interest bearing, NOW, savings and time deposits, amounted to $279,923, compared with $280,613 in 2000. This represents a decrease of $690, or 0.25%. The decline in 2001 average deposit balances was led by non-interest bearing accounts, which decreased $1,519, or 3.44%, compared with 2000, offset by increases in interest bearing accounts, particularly money market accounts.

Management attributes the drop in 2001 average deposits, in part, to pricing strategies implemented in late 2000. The absence of 2001 deposit growth was somewhat mitigated by revenue from service charges on deposit accounts, which increased $500 or 36.6% compared with 2000, and the improvement in the Company’s net interest margin from 4.02% in 2000 to 4.15% in 2001.

At December 31, 2001, total deposits amounted to $291,833, compared with $278,076 at December 2000, representing an increase of $13,757, or 4.9%. This increase was led by savings accounts, which ended the year at $91,140 compared with $73,776 at December 31, 2000, representing an increase of $17,364, or 23.5%. The growth in savings accounts is entirely attributed to money market accounts, which are classified with savings. The growth in money market accounts was partially offset by a $11,838 decline in time accounts, presumably because of depositors’ unwillingness to commit to longer-term fixed rate investments at historically low rates.

The increase in December 31, 2001, total deposits as compared with the 2001 average balance is principally attributed to the absence of growth experienced during the first half of 2001. Pricing strategies implemented in late 2000 caused portfolio run off, particularly with respect to non-relationship accounts with premium rates.

Time deposits in denominations of $100 thousand and greater totaled $13,905 at December 31, 2001, compared with $20,294 at the prior year-end, representing a decrease of $6,389, or 31.5%. The Bank had no brokered deposits during 2001 and 2000.

Borrowed Funds: Borrowed funds consist of repurchase agreements and borrowings from the Federal Home Loan Bank (FHLB). Borrowed funds are principally utilized to support the Bank’s investment securities portfolio and, to a lesser extent, fund loan growth. Borrowed funds also provide a means to help manage balance sheet interest rate risk.

Average 2001 borrowed funds balances amounted to $130,036, compared with $138,703 in 2000, representing a decrease of $8,667, or 6.2%. At December 31, 2001, borrowed funds totaled $136,059, compared with $131,318 at the prior year-end, representing an increase of $4,741, or 3.6%.

The decline in 2001 average borrowed funds balances primarily resulted from the decline in 2001 investment securities balances. Accelerated cash flows from the Bank’s investment securities portfolio were utilized to pay down advances from the FHLB and provided funding for loan growth. The $4,741 increase in 2001 year-end balances over 2000 resulted from investment security transactions in the fourth quarter of 2001 that were partially funded with borrowings.

As of December 31, 2001, total short-term borrowings, including repurchase agreements, were $46,159 as compared with $86,318 at December 31, 2000, representing a decrease of $40,159, or 46.5%. Short-term borrowings from the FHLB decreased from $74,152 at December 31, 2000 to $31,000 at December 31, 2001, representing a decrease of $43,152, or 58.2%. Conversely, average long term advances from the FHLB increased from $24,040 during 2000 to $83,936 in 2001, representing an increase of $59,896, or 249%. At December 31, 2001, long-term FHLB advances stood at $89,900, compared with $45,000 at December 31, 2000, representing an increase of $44,900, or 99.8%.

During 2001, scheduled maturities of short-term FHLB advances were replaced with long-term advances in response to historically low interest rates and the addition and/or replacement of approximately $40,000 of long-term fixed rate assets to the balance sheet. This restructuring was accomplished while maintaining the Bank’s interest rate profile within established asset and liability policies and guidelines.

At December 31, 2001 the Company had available $22,411 in unused lines of credit from the FHLB.

Interest Expense Summary: Total interest expense was $15,751 in 2001, representing a decrease of $1,865, or 10.6% as compared with 2000. The decrease in interest rates contributed $2,935 to the decrease, while increased levels of interest-bearing liabilities offset this amount by $1,070. The cost of interest-bearing liabilities was 4.29% in 2001, compared with 4.70% in 2000, representing a decrease of 41 basis points.

SUMMARY OF DEPOSIT PORTFOLIO

	2001		2000		1999

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 42,661	--	$ 44,180		$ 43,103
NOW accounts	43,758	0.82%	44,260	0.99%	44,115	1.29%
Savings accounts	77,002	2.73%	76,189	3.06%	77,021	3.04%
Time deposits	116,502	5.01%	115,984	5.38%	110,854	4.93%
Total deposits	$279,923		$280,613		$275,093

MATURITY SCHEDULE FOR TIME DEPOSITS $100 THOUSAND OR MORE
DECEMBER 31, 2001

Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months

$3,659	$4,049	$4,549	$1,648

CAPITAL RESOURCES

Consistent with its long-term goal of operating a sound and profitable organization, Bar Harbor Bankshares continues to be a "well capitalized" company according to regulatory standards. In 2001, the Company continued to maintain a strong capital position, which is vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Historically, most of the Company’s capital requirements have been provided through retained earnings and this continues to be the case.

On December 8, 1998, the board of directors of the Company declared a 100% stock dividend to owners of record as of December 28, 1998, payable on January 25, 1999. All share and per share data included in the Form 10-K have been restated to reflect the 100% stock dividend.

In November 1999, Bar Harbor Bankshares announced a stock buyback plan. The board of directors of the Company has authorized the open market purchases of up to 10% of the Company’s outstanding shares of common stock, or 344,000 shares, with the program continuing through December 31, 2002. As of December 31, 2001, the Company had repurchased 186,314 shares of stock under this plan, at a total cost of $2,993 and an average price of $16.06. The Company holds the repurchased shares as treasury stock.

The Company has historically paid regular quarterly cash dividends on its common stock. In the third quarter of 1999, the Company increased its quarterly dividend from $0.17 per share to $0.19 per share. Quarterly dividends have continued at this rate through 2001. Each quarter the board of directors declares the payment of regular quarterly cash dividends, subject to adjustment from time to time, based on the Company’s earnings outlook and other relevant factors.

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from its banking subsidiary, Bar Harbor Banking and Trust Company. As discussed herein above under "Supervision and Regulation," the Bank’s principal regulatory agency, the FDIC, limits Bank dividends to current earnings excluding securities gains while maintaining a Tier 1 leverage capital ratio of 8%, without prior approval. The Bank is in full compliance with these requirements and does not anticipate any impact on its ability to pay future dividends at historical levels.

During 2001, the Company’s shareholders’ equity grew $2,031, or 4%, to $52,538, after the payment of $2,490 in shareholder dividends, stock repurchases of $773, and including $1,783, net of tax, in value through market appreciation of the securities available for sale portfolio.

At December 31, 2001, the Company’s total capital was $52,950 or 16.8% of risk-weighted assets, compared with $53,235 and 18.0% at December 31, 2000, and $51,659 and 18.4% at December 31, 1999. Tier I capital to risk-weighted assets was $49,017 or 15.6% at December 31, 2001, compared with $49,538, or 16.8% at December 31, 2000, and $48,148, or 17.1% at December 31, 1999. The ratio of Tier I capital to average weighted assets, or leverage ratio, at December 31, 2001 was 10.3% as compared with 10.6% in 2000 and 11.2% in 1999.

As depicted in Note 13 to the financial statements, the Bank’s capital ratios exceed all regulatory requirements for a "well capitalized" bank.

While total capital and Tier I capital balances grew 2.5% and 1.8% respectively since 1999, the capital ratios have shown a moderate decline. The purchase of $2,993 of stock pursuant to the Company’s stock buyback plan and the funding of 2000 and 2001 operating losses at BTI Financial Group contributed to the decline.

Except as may be noted in "Supervision and Regulation" herein above or "Regulatory Matters" herein below, there are no known trends, events or uncertainties nor any recommendations by any regulatory authority that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or operating results.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the principal component of the Company’s income stream and represents the difference or spread between interest and loan fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. Net interest income is entirely generated by the Bank. Net interest income, after the provision for possible loan losses, represents 68.2% of total income.

Net interest income for 2001 of $18,141 was $424, or 2.4%, higher than that recognized in 2000 and virtually the same as the $18,150 earned in 1999. The 2001 increase in net interest income was achieved despite a decrease in average earning assets from $440,305 in 2000 to $437,015 in 2001. The yield on average earning assets declined by 26 basis points in 2001 to 7.76%, while the cost of interest bearing liabilities declined 41 basis points to 4.29%. Of the $424 increase in net interest income, $1,822 was due to changes in interest rates, offset by a $1,398 decline due to decreased volume. The net interest margin was 4.15% in 2001, 4.02% in 2000 and 4.48% in 1999.

Interest rates declined sharply throughout 2001, directly influenced by a 475 basis point drop in the Federal funds targeted rate. The declining interest rate environment resulted in a 26 basis point decrease in the Company’s yield on earning assets to 7.76%. Likewise, the Company’s cost of interest bearing funds also dropped, but at a faster rate than earning assets, posting a decrease of 41 basis points to 4.29%. These dynamics, together with refreshed loan and deposit pricing strategies implemented by the Company, were a driving factor underlying the increase in 2001 net interest income, and the improvement of the Company’s 2001 net interest margin from 4.02% in 2000 to 4.15% in 2001.

Other Operating Income and Expenses

In addition to net interest income, non-interest income is a significant source of revenue for Bar Harbor Bankshares and an important factor in the Company’s results of operations. Likewise, non-interest expense represents a significant category of expense for the Company, second only to interest expense.

Total non-interest income amounted to $7,520 in 2001 compared with $7,066 in 2000, representing an increase of $454, or 6.4%. Total non-interest expense amounted to $18,489 in 2001 compared with $16,615 in 2000, representing an increase of $1,874, or 11.3%.

As more fully disclosed in Note 8 to the consolidated financial statements, the Company manages and operates two major lines of business: Community Banking and Financial Services. The following discussion and analysis of other operating income and expenses focuses on each business segment separately:

Community Banking
Years Ended December 31, 2001 and 2000

	2001	2000	Change($)	Change(%)

Non-interest income	$ 4,214	$ 5,768	$(1,554)	(26.9%)
Non-interest expense	$13,344	$12,652	$ 692	5.5%

Non-interest income: Non-interest income from Community Banking represents 55% of Bar Harbor Bankshares’ total 2001 non-interest income. In 2001, the Bank’s total non-interest income amounted to $4,214, compared with $5,768 in 2000, representing a decrease of $1,554, or 26.9%.

Included in the Bank’s 2000 non-interest income is $1,960, representing the gain on the sale of the Bank’s trust business to its affiliate, BTI Financial Group. As depicted in Note 8 to the consolidated financial statements, this non-interest income is eliminated from the consolidated totals for Bar Harbor Bankshares. Excluding this one-time event from the 2000 totals, the Bank’s 2001 non-interest income increased $406, or 10.7%. The improvement in the Bank’s 2001 non-interest income is principally attributed to product and service fee enhancements implemented in late 2000, and improved management of customer service charges.

Non-interest expense: Non-interest expense from Community Banking represents 72% of Bar Harbor Bankshares’ total 2001 non-interest expense. In 2001, the Bank’s total non-interest expense amounted to $13,344, compared with $12,652 in 2000, representing an increase of $692, or 5.5%.

Salaries and employee benefit expenses account for $496, or 3.9%, of the total increase in 2001 non-interest expenses. This increase was principally attributed to staff additions in customer service, credit administration, and operational areas of the Bank. Also contributing to the 2001 increase in non-interest expense was increased software depreciation of $157, primarily due to the conversion of all core applications to a new and improved integrated platform during 2000 and the implementation of on-line, real-time internet banking applications in early 2001. Other areas showing moderate increases are training and staff development, marketing and occupancy expenses.

Financial Services
Years Ended December 31, 2001 and 2000

	2001	2000	Change($)	Change(%)

Non-interest income	$3,407	$3,243	$ 164	5.1%
Non-interest expense	$4,979	$3,857	$1,122	29.1%

Non-interest income: Non-interest income from financial services represents 45% of Bar Harbor Bankshares’ total 2001 net interest income. In 2001, total non-interest income at BTI Financial Group (BTI) amounted to $3,407, compared with $3,243 in 2000, representing an increase of $164 or 5.1%. Included in 2001 non-interest income is an adjustment of $322 representing a full accrual of fee income. Excluding this adjustment, total 2001 non-interest income decreased $158 or 4.9% compared with 2000.

The decline in 2001 non-interest income is principally attributed to a significant decline in the market value of assets under management at Block Capital Management (Block) and Bar Harbor Trust Services (BHTS). Fees charged to clients are derived principally from the market values of assets managed. At December 31, 2001, assets under management totaled $239,000 compared with $305,000 at December 31, 2000, representing a decrease of $66,000, or 21.6%. This decrease is principally attributed to the significant declines in the stock and bond markets throughout the year. Excluding the one-time accounting adjustment, 2001 non-interest income at Block and BHTS declined $260.

Partially offsetting the decline in 2001 revenue at Block and BHTS were increases in fee income generated by BTI’s brokerage subsidiary, Dirigo Investments. Total 2001 non-interest income at Dirigo amounted to $734, compared with $589 in 2000, representing an increase of $145, or 25%. The expansion of Dirigo’s market area via the opening of an office in Bangor, Maine, the addition of professional brokerage staff, and the transfer of certain client accounts from Block and BHTS, were the driving factors underlying the increase in Dirigo’s 2001 non-interest income.

BTI parent recognized $43 non-interest income in 2000, comprised of $26 rental income and $17 from gains on sale of assets.

Non-interest expense: Non-interest expense from financial services represents 28% of Bar Harbor Bankshares’ total 2001 non-interest expense. Total 2001 non-interest expense at BTI amounted to $4,979, compared with $3,857 in 2000, representing an increase of $1,122, or 29.1%.

Included in 2001 non-interest expense is a restructuring charge of $618 recorded in the fourth quarter, primarily as a result of management changes within BTI. Excluding the restructuring charge, 2001 non-interest expense amounted to $4,361, representing an increase of $504 compared with 2000, or 13.1%.

The increase in 2001 non-interest expense is principally attributed to salaries and employee benefits expense, which increased $425 or 26.5% compared with 2000. In 2001, BTI expanded its market and added staff to its offices in Bangor, Maine. Staff was also added in connection with the expansion of products and services, such as financial planning and insurance. The increase in professional staff is expected to have a positive impact on future revenues.

Occupancy expenses also showed a significant increase in 2001, primarily as a result of the purchase and renovation of BTI’s new headquarters complex in Ellsworth, Maine. Total 2001 occupancy expense amounted to $302, compared with $132 in 2000, representing an increase of $170, or 128%. Increased marketing expenses associated with the start up and expansion of the BTI network also contributed to the increase in total 2001 non-interest expense.

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2001

	Average Balance	Interest	Yield/Rate
ASSETS
Loans	$ 283,728	$ 24,308	8.57%
Taxable investment securities	135,278	8,741	6.46%
Non-taxable investment securities	6,479	371	5.73%
Federal funds sold and money market funds	11,530	472	4.09%
Total interest-earning assets	437,015	$ 33,892	7.76%

Non-interest earning assets:
Total cash and due from banks	11,767
Allowance for possible loan losses	(4,131)
Bank premises and equipment	12,895
Other assets	10,703
TOTAL ASSETS	$468,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 43,758	$ 361	0.82%
Savings deposits	77,002	2,102	2.73%
Time deposits	116,502	5,835	5.01%
Repurchase agreements and short term borrowings	46,100	2,722	5.90%
Long term borrowings	83,936	4,731	5.64%

Total interest bearing liabilities	367,298	$ 15,751	4.29%

Non-interest bearing liabilities:
Non interest bearing demand deposits	42,661
Other liabilities	4,881
Shareholders' equity	53,409
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$468,249
NET EARNING ASSETS	$ 69,717
NET INTEREST INCOME/NET INTEREST SPREAD		$ 18,141	3.47%
NET INTEREST MARGIN			4.15%
NET INCOME	$ 3,511
DIVIDENDS PAID IN CURRENT YEAR	$ 2,490

RETURN ON AVERAGE ASSETS	0.75%
RETURN ON AVERAGE EQUITY	6.57%
DIVIDEND PAYOUT RATIO	70.92%
EQUITY CAPITAL TO ASSETS RATIO	11.41%

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2000

	Average Balance	Interest	Yield/Rate
ASSETS
Loans	$ 271,000	$23,939	8.83%
Taxable investment securities	165,529	11,168	6.74%
Non-taxable investment securities	3,082	186	6.03%
Federal funds sold and money market funds	694	40	5.76%
Total interest-earning assets	440,305	$35,333	8.02%

Non-interest earning assets:
Total cash and due from banks	13,598
Allowance for possible loan losses	(4,222)
Bank premises and equipment	10,302
Other assets	11,589
TOTAL ASSETS	$471,572

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 44,260	$ 439	0.99%
Savings deposits	76,189	2,331	3.06%
Time deposits	115,984	6,238	5.38%
Repurchase agreements and short term borrowings	114,663	6,995	6.10%
Long term borrowings	24,040	1,613	6.71%

Total interest bearing liabilities	375,136	$17,616	4.70%

Non-interest bearing liabilities:
Non interest bearing demand deposits	44,180
Other liabilities	2,706
Shareholders' equity	49,550
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$471,572
NET EARNING ASSETS	$ 65,169
NET INTEREST INCOME/NET INTEREST SPREAD		$17,717	3.32%
NET INTEREST MARGIN			4.02%
NET INCOME	$ 4,797
DIVIDENDS PAID IN CURRENT YEAR	$ 2,554

RETURN ON AVERAGE ASSETS	1.02%
RETURN ON AVERAGE EQUITY	9.68%
DIVIDEND PAYOUT RATIO	53.24%
EQUITY CAPITAL TO ASSETS RATIO	10.51%

AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 1999

	Average Balance	Interest	Yield/Rate
ASSETS
Loans	$ 248,708	$21,777	8.76%
Taxable investment securities	149,698	9,798	6.55%
Non-taxable investment securities	5,332	316	5.92%
Federal funds sold and money market funds	1,128	61	5.41%
Total interest-earning assets	404,866	$31,952	7.89%

Non-interest earning assets:
Total cash and due from banks	11,450
Allowance for possible loan losses	(4,781)
Bank premises and equipment	7,960
Other assets	9,060
TOTAL ASSETS	$428,555

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$ 44,115	$ 480	1.29%
Savings deposits	77,021	2,338	3.04%
Time deposits	110,854	5,471	4.93%
Repurchase agreements and short term borrowings	74,640	3,930	5.26%
Long term borrowings	28,662	1,583	5.52%

Total interest bearing liabilities	335,292	$13,802	4.12%

Non-interest bearing liabilities:
Non interest bearing demand deposits	43,103
Other liabilities	2,029
Shareholders' equity	48,131
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$428,555
NET EARNING ASSETS	$ 69,574
NET INTEREST INCOME/NET INTEREST SPREAD		$18,150	3.77%
NET INTEREST MARGIN			4.48%
NET INCOME	$ 6,225
DIVIDENDS PAID IN CURRENT YEAR	$ 2,476

RETURN ON AVERAGE ASSETS	1.45%
RETURN ON AVERAGE EQUITY	12.93%
DIVIDEND PAYOUT RATIO	39.78%
EQUITY CAPITAL TO ASSETS RATIO	11.23%

RATE/VOLUME ANALYSIS

The following tables represent a summary of the 2001 and 2000 changes in interest earned and interest paid as a result of changes in rates and changes in volumes.

For each category of earning assets and interest bearing liabilities, information is provided with respect to changes attributable to change in rate (change in rate multiplied by prior year volume) and change in volume (change in volume multiplied by prior year rate). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationships of the absolute dollar amounts of the change in each.

YEAR-ENDED DECEMBER 31, 2001
COMPARED TO DECEMBER 31, 2000
INCREASES (DECREASES) DUE TO:

	Volume	Rate	Net

Loans	$ 1,023	$ (654)	$ 369
Taxable investment securities	(1,982)	(445)	(2,427)
Non-taxable investment securities	194	(9)	185
Federal funds sold and money market funds	437	(5)	432

TOTAL EARNING ASSETS	$ (328)	$(1,113)	$ (1,441)

Deposits	$ 48	$ (758)	$ (710)
Repurchase agreements and short term borrowings	(4,464)	(2,019)	(6,483)
Long term borrowings	5,486	(158)	5,328
TOTAL INTEREST BEARING LIABILITIES	1,070	(2,935)	(1,865)
NET CHANGE IN INTEREST INCOME	$(1,398)	$ 1,822	$ 424

YEAR-ENDED DECEMBER 31, 2000
COMPARED TO DECEMBER 31, 1999
INCREASES (DECREASES) DUE TO:

	Volume	Rate	Net

Loans	$ 1,985	$ 177	$ 2,162
Taxable investment securities	1,075	295	1,370
Non-taxable investment securities	(140)	10	(130)
Federal funds sold and money market funds	(25)	4	(21)

TOTAL EARNING ASSETS	$ 2,895	$ 486	$ 3,381

Deposits	$ 160	$ 559	$ 719
Repurchase agreements and short term borrowings	2,360	705	3,065
Long term borrowings	(279)	309	30
TOTAL INTEREST BEARING LIABILITIES	2,241	1,573	3,814
NET CHANGE IN INTEREST INCOME	$ 654	$(1,087)	$(433)

RISK MANAGEMENT

Credit Risk

Credit risk is managed through loan officer authorities, loan policies, the Bank’s Senior Loan Committee, oversight from the Bank’s senior credit officer, and the Bank’s Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

As a result of management’s ongoing review of the loan portfolio, loans are placed on non-accrual status, either due to the delinquent status of principal and/or interest, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent because collection is in doubt. Loans are generally placed on non-accrual status when principal and/or interest is 90 days overdue. Consumer loans are generally charged off when principal and/or interest payments are 120 days overdue.

Non-performing loans (NPLs) – Non performing loans include loans on non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest.

The following table sets forth the details of non-performing loans for the last five years.

NON-PERFORMING LOANS
FIVE-YEAR SUMMARY
DECEMBER 31,

	2001	2000	1999	1998	1997
Loans accounted for on a
non-accrual basis	$ 2,191	$ 6,907	$ 2,016	$ 1,744	$ 3,236
Accruing loans contractually
past due 90 days or more	151	1,206	706	1,710	774
Troubled debt restructurings	0	0	0	0	0
Total	$2,342	$8,113	$2,722	$3,454	$4,010

Percent of Total Loans	0.79%	2.99%	1.04%	1.51%	1.85%

At December 31, 2001, loans accounted for on a non-accrual basis amounted to $2,191, or 0.74% of total loans, compared with $6,907, or 2.54%, at the prior year-end. The 2001 decrease in non-accrual loans amounted to $4,716, or 68.3%.

At December 31, 2001, total non-performing loans amounted to $2,342, or 0.79% of total loans, compared with $8,113, or 2.99%, at the prior year-end. The 2001 decrease in non-performing loans amounted to $5,771, or 71.1%. At December 31, 2001, non-performing loans as a percent of total loans stood at its lowest level over the past five years.

In 2001, the Bank established a centralized loan collection and workout department and enhanced and upgraded its collection efforts. The Bank also strengthened its credit administration function and continued tightening credit quality standards throughout the organization. The 2001 reduction in non-performing loans is principally attributed to one relationship with non-accruing aggregate outstanding loans at December 31, 2000, of $3,100, of which $1,000 was charged off and the balance repaid from asset liquidation, a $700 repayment by one particular customer, and other loans brought current, particularly consumer loans.

Allowance for possible loan losses and provision: The allowance for possible loan losses ("allowance") is available to absorb losses on loans. The adequacy of the allowance is evaluated quarterly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration. The Bank’s Board of Directors reviews the evaluation of the allowance to ensure its adequacy.

The allowance is maintained at a level that is, in management’s judgment, appropriate for the amount of risk inherent in the loan portfolio given past, present and expected conditions, and adequate to provide for probable losses that have already occurred. Reserves are established for specific loans including impaired loans, a pool of reserves based on historical charge-offs by loan types, and supplemental reserves to reflect current economic conditions, industry specific risks, and other observable data. Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures."

The amount of loans considered to be impaired totaled $2,191 as of December 31, 2001, and $6,907 as of December 31, 2000. The related allowances for loan losses on these impaired loans were $517 and $2,200 as of December 31, 2001 and 2000, respectively.

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses and maximize earnings. The Bank employs a comprehensive risk management structure to identify and manage the risk of loss. For consumer loans, the Bank identifies loan delinquency beginning at 21-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Non-residential mortgage consumer losses are recognized no later than the point at which a loan is 120 days past due. Residential mortgage losses are recognized during the foreclosure process when that loss is quantifiable and reasonably assured. For commercial loans the Bank applies a risk grading system. This system stratifies the portfolio and allows management to focus its efforts on the highest risk components of the portfolio. The risk grades include ratings that correlate with regulatory definitions of Pass, Other Assets Especially Mentioned, Substandard, Doubtful, and Loss. Loan loss provisions are recorded and the allowance is increased when loss is identified and deemed likely.

While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance, which also may necessitate future additions or reductions to the allowance, based on information available to them at the time of their examination.

The Bank’s principal regulatory agency, the FDIC, conducted an examination during the second quarter of 2001. In connection with its review, the Bank agreed to increase the provision, implement a classified asset reduction plan, revise its credit administration plan, and implement certain revisions to its asset appraisal procedures. The foregoing actions, in management’s judgment, have been satisfactorily completed.

The following table, Summary of Loan Loss Experience, includes an analysis of the changes to the allowance for possible loan loss for the past five years.

SUMMARY OF LOAN LOSS EXPERIENCE

	2001	2000	1999	1998	1997

Balance at beginning of period	$ 4,236	$ 4,293	$ 4,455	$ 4,743	$ 4,293
Charge offs:
Commercial, financial, agricultural, others	416	253	445	217	102
Real estate mortgages	1,434	170	58	113	27
Installments and other loans to individuals	454	800	385	458	456
Total charge offs	2,304	1,223	888	788	585

Recoveries:
Commercial, financial, agricultural, others	96	136	51	40	169
Real estate mortgages	74	7	60	21	154
Installments and other loans to individuals	67	71	141	103	92
Total recoveries	237	214	252	164	415

Net charge offs	2,067	1,009	636	624	170
Provision charged to operations	2,000	952	474	336	620

Balance at end of period	$ 4,169	$ 4,236	$ 4,293	$ 4,455	$ 4,743

Average loans outstanding during period	$ 279,721	$271,000	$248,708	$224,406	$217,295

Net charge offs to average loans outstanding
during period	0.74%	0.37%	0.26%	0.28%	0.08%

Net loans charged off in 2001 were $2,067, or 0.74% of average loans during the period. This represents an increase of $1,058 over the prior year when net charge-offs totaled $1,009, or 0.37% of average loans. Recoveries in 2001 on loans previously charged off were $237 as compared with $214 in 2000.

The 2001 increase in loan charge-offs includes one large credit exceeding $1,000 that was charged off in the second quarter. Increased installment loan charge offs in 2000 over those in 1999 are principally attributed to losses on two relationships.

The provision for loan losses ("provision") in 2001 was $2,000 or 0.71% of total average loans. In 2000, the provision was $952, or 0.35% of average loans while in 1999 the provision was $474, or 0.19% of average loans.

The strengthening of the Company’s credit administration function and the tightening of credit underwriting standards in general resulted in the identification of risk and probable losses associated with certain loans in the portfolio. Portfolio characteristics and declining economic conditions also contributed to the increased provision in 2001.

No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations may vary from current estimates.

The following table presents the breakdown of the allowance by loan type at December 31, 2001, 2000, 1999, 1998, and 1997.

ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
(at December 31)

	2001		2000		1999		1998		1997

	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial,financial, and agricultural	$1,387	9.84%	$1,563	13.00%	$ 578	12.78%	$1,010	14.42%	$1,747	15.51%
Real estate mortgages	1,660	84.25%	2,060	79.61%	1,927	81.10%	1,240	78.31%	1,716	76.71%
Installments and other loans to individuals	855	4.67%	560	5.91%	1,109	6.01%	323	7.21%	536	7.68%
Other	--	1.24%	--	1.48%	183	0.11%	180	0.06%	--	0.10%
Unallocated	267	0.00%	53	0.00%	496	0.00%	1,702	0.00%	744	0.00%
TOTAL	$4,169	100.00%	$4,236	100.00%	$4,293	100.00%	$4,455	100.00%	$4,743	100.00%

At December 31, 2001, the adequacy analysis resulted in a need for specific reserves of $2,805, general reserves of $584, impaired reserves of $517, and other reserves of $263. Specific reserves are determined by way of individual review of commercial loan relationships in excess of $250, combined with reserves calculated against total outstandings by category using the company’s historical loss experience and other observable data.

General reserves account for the risk and probable loss inherent in certain pools of industry and geographic concentration within the loan portfolio. Loan concentrations continue to reflect the Company’s business region. The loan portfolio includes $34,464 of loans to the hospitality industry, or 11.6% of total loans, compared with $31,242, or 11.4%, at December 31, 2000. There were no major changes in loan concentrations in 2001 and no significant changes to the allowance for possible loan losses were made in this particular regard.

Management reviews impaired loans to insure such loans are transferred to nonaccrual and written down when necessary. The review includes specific reviews of commercial relationships over $250. Smaller homogeneous loans are not individually reviewed, but are reserved collectively. Impaired reserves consider all consumer loans that are over 90 days past due and impaired commercial loans which are fully reserved within the specific reserves via individual review and specific allocation of potential loss for loans relationships over $250, and pool reserves for smaller impaired loans. The Bank had no troubled debt restructurings at December 31, 2001, and all of its impaired loans were considered collateral dependent and were adequately reserved. Total reserves against impaired loans were $517 at December 31, 2001.

Loan delinquency levels have remained at low levels for several consecutive months. However, existing loan documentation and/or structural weaknesses for certain loans written in prior years continue to impede collection efforts in certain cases and have impacted probable losses. These weaknesses are historical in nature and do not necessarily reflect current loan underwriting and documentation standards. The extent of these problems in the entire loan portfolio is not entirely known; however, it is known that such problems exist and, accordingly, the allowance for loan losses incorporates this knowledge.

The Bank’s allowance for loan losses declined slightly from December 31, 2000; however, the allowance at December 31, 2001, represents a higher percentage of delinquent and non-performing loans than in the preceding year. Management believes that the allowance at December 31, 2001, is appropriate for the risks inherent in the loan portfolio, and resident in the local and national economy as of that date.

Market Risk – Quantitative and Qualitative Disclosures

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do no arise in the normal course of the Company’s business activities.

The responsibility for balance sheet risk management oversight is the function of the Bank’s Asset/Liability Committee ("ALCO"), chaired by the chief financial officer and composed of various members of corporate senior management. ALCO meets regularly to review balance sheet structure, formulate strategy in light of current and expected economic conditions, adjust product prices as necessary, implement policy, monitor liquidity, and review performance against guidelines established to control exposure to the various types of inherent risk.

Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the Bank’s net interest income. Interest rate risk arises naturally from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet.

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by ALCO and the Board of Directors.

The Bank’s Asset Liability Management Policy, approved annually by the Board of Directors, establishes interest rate risk limits in terms of variability of net interest income under rising, flat and decreasing rate scenarios. It is the role of ALCO to evaluate the overall risk profile and to determine actions to maintain and achieve a posture consistent with policy guidelines.

The Bank utilizes an interest rate risk model widely recognized in the financial industry to monitor and measure interest rate risk. The model simulates the behavior of interest income and expense of all on and off-balance sheet instruments under different interest rate scenarios together with a dynamic future balance sheet. Interest rate risk is measured in terms of potential changes in net interest income based upon shifts in the yield curve.

The model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. Cash flows and maturities are then determined and, for certain assets, prepayment assumptions are estimated under different rate scenarios. Re-pricing margins are also determined for adjustable rate assets. Interest income and interest expense are then simulated under several rate conditions including:

  A flat interest rate scenario in which today’s prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and re-pricing volumes consistent with this flat rate assumption.
  A 200, 300 and 400 basis point rise or decline in interest rates applied against a parallel shift in the yield curve over a twelve- month period together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.
  An extension of the foregoing simulation to each of two, three, four and five year horizons to determine the interest rate risk with the level of interest rates stabilizing in years two through five. Even though rates remain stable during this two to five year time period, the balance sheet has growth similar to the first twelve months modeled for each of the rate conditions, as well as re-pricing opportunities driven by maturities, cash flow, and adjustable rate products which will continue to change the balance sheet profile for each of the rate conditions.

Changes in net interest income based upon the foregoing simulations are measured against the flat interest rate scenario and actions are taken to maintain the balance sheet interest rate risk within established policy guidelines. In addition to the parallel simulation, interest rate risk is regularly measured under various non-parallel yield curve shifts, pricing, and balance sheet assumptions.

The following table summarizes the bank’s net interest income sensitivity analysis as of December 31, 2001 and 2000, utilizing a 200 basis point change in interest rates over one and two year horizons, with a 300 basis point change presented as of the current period.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENERIO
DECEMBER 31, 2001

	-200 basis points	+200 basis points	+300 basis points

Year 1
Net interest income change ($)	($894)	$487	$692
Net interest income change (%)	(4.89%)	2.66%	3.78%

Year 2
Net interest income change ($)	($3,529)	$1,159	$1,386
Net interest income change (%)	(19.29%)	6.34%	3.78%

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENERIO
DECEMBER 31, 2000

	-200 basis points	+200 basis points

Year 1
Net interest income change ($)	($62)	($275)
Net interest income change (%)	(0.36%)	(1.61%)

Year 2
Net interest income change ($)	$18	($125)
Net interest income change (%)	0.11%	(0.73%)

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

When appropriate, ALCO may use off-balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. A policy statement, approved by the board of directors of the Bank, governs use of these instruments. During 2001 and 2000, there were no off-balance sheet instruments in place.

Liquidity Risk

Liquidity is measured by the Company’s ability to meet short-term cash needs at a reasonable cost or minimal loss. The Company seeks to obtain favorable sources of liabilities and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the Company’s ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions.

The Company actively manages its liquidity position through target ratios established under it asset/liability management policy. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Company to employ strategies necessary to maintain adequate liquidity.

The Company uses a basic surplus/deficit model to measure its liquidity over 30- and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Company’s policy is to maintain its liquidity position at a minimum of 5% of total assets. At December 31, 2001, liquidity, as measured by the basic surplus/deficit model, was 5.7% for the 30-day horizon. Including the Company’s unused line of credit at the Federal Home Loan Bank, basic surplus stood at 10.4%.

Off-Balance Sheet Risk

Commitments to extend credit: The Company makes contractual commitments to extend credit and extends lines of credit, which are subject to the Company’s credit approval and monitoring procedures. As more fully described in Note 17 to the financial statements, at December 31, 2001 and 2000, commitments to extend credit in the form of loans, including unused lines of credit and commitments to originate loans, amounted to $67,595 and $36,111 respectively. Increases in the unused lines of credit on home equity loans, combined with commercial lines of credit at year end, are responsible for the $31,484 increase in unused lines and commitments compared with 2000. In the opinion of management, there are no material commitments to extend credit that represent unusual risks.

Letters of credit and stand-by letters of credit: The Bank guarantees the obligations or performance of customers by issuing letters of credit and standby letters of credit to third parties. These letters of credit are sometimes issued in support of third party debt. The risk involved in issuing letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At December 31, 2001 and 2000, outstanding letters of credit and standby letters of credit totaled $5,059 and $3,626 respectively.

Counter-party risk: Pursuant to its asset/liability management policy, the Bank may enter into interest rate swap and floor agreements under which the Bank and the swap or floor counter-party would be obligated to exchange interest payments on notional principal amounts. For swap and floor transactions, the contract or notional amount does not represent exposure to credit loss. The Bank would be exposed to risk should the counter-party default in its responsibility to pay interest under the terms of the swap or floor agreement. The Bank controls counter-party risk through credit approvals, limits, and monitoring procedures. During 2001 and 2000, there were no interest rate swaps or floor agreements in place.

REGULATORY MATTERS

In the third quarter of 2001, the Bank entered into an agreement ("Agreement") with its principal regulators, the FDIC and the BFI.

Pursuant to that Agreement, the Bank has increased its allowance for loan losses, developed a classified asset reduction plan for certain commercial relationships, revised its credit administration plan, implemented certain revisions in its asset appraisal procedures, established a minimum capital threshold of 8% or 3% above the regulatory minimum of 5% for "well capitalized" banks, improved certain account reconciliation procedures, addressed certain weaknesses in its information systems, improved its procedures to ensure its compliance with the "Bank Secrecy Act," and initiated a long term strategic planning process which is currently underway. The Bank has also implemented a policy of paying dividends to its parent, the Company, only from current earnings, exclusive of gains on the sale of securities, without prior approval of its principal regulators.

The Bank is providing updates covering the status of the foregoing items to its principal regulators on a quarterly basis. In management’s judgment, the Bank is adequately addressing the matters set forth in the Agreement.

Recently Issued Accounting Standards

The Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill reflected on the Company’s balance sheet be no longer amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement. The Company will adopt SFAS No. 142 effective January 1, 2002.

At December 31, 2001, the Company had $750 of goodwill stated under "other assets" on its balance sheet, related to the acquisition of Dirigo Investments, Inc., in January 2000. In connection with the preparation of the 2001 financial statements, management has evaluated the impact of adopting SFAS No. 142 and considered the potential effects of timing, application, and results of the new goodwill impairment testing methodology.

While the Company has determined that goodwill is fairly stated at December 31, 2001, it has not determined the impact, if any, of adopting SFAS No.142 on January 1, 2002.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bar Harbor Bankshares

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bar Harbor Bankshares and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
February 22, 2002

CONSOLIDATED BALANCE SHEETS
BAR HARBOR BANKSHARES AND SUBSIDIARIES
DECEMBER 31, 2001, AND 2000
(Dollars in thousands)

	2001	2000
Assets
Cash and due from banks	$ 17,355	$ 10,580
Securities:
Available for sale, at market	106,743	37,844
Held to maturity (market value $24,943 and $116,245
at December 31, 2001 and 2000, respectively)	26,866	116,306
Other securities	8,464	314
Total securities	142,073	154,464
Loans	297,970	271,381
Allowance for possible loan losses	(4,169)	(4,236)
Loans, net of allowance	293,801	267,145
Premises and equipment	12,954	11,996
Other assets	21,020	22,040
TOTAL ASSETS	$487,203	$466,225

Liabilities
Deposits
Demand deposits	$ 46,112	$ 42,527
NOW accounts	45,685	41,039
Savings deposits	91,140	73,776
Time deposits	108,896	120,734
Total deposits	291,833	278,076
Securities sold under repurchase agreements	15,159	12,166
Borrowings from Federal Home Loan Bank	120,900	119,152
Other liabilities	6,773	6,324
TOTAL LIABILITIES	434,665	415,718

Commitments and contingent liabilities (Notes 13, 16, 17, and 18)
Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares;
issued 3,643,614 shares	7,287	7,287
Surplus	4,002	4,002
Retained earnings	43,875	42,854
Accumulated other comprehensive income (loss)
Unrealized appreciation (depreciation) on securities
available for sale, net of taxes of $880 and ($39) at
December 31, 2001 and December 31, 2000, respectively	1,707	(76)
Less: cost of 386,314 shares and 337,500 shares
of treasury stock at December 31, 2001 and 2000,
respectively	(4,333)	(3,560)

TOTAL SHAREHOLDERS' EQUITY	52,538	50,507

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$487,203	$466,225

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
BAR HARBOR BANKSHARES AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands, except per share data)

	2001	2000	1999
Interest and dividend income:
Interest and fees on loans	$ 24,308	$23,939	$21,777
Interest and dividends on securities and federal funds	9,584	11,394	10,175
Total interest and dividend income	33,892	35,333	31,952

Interest expense:
Deposits	8,298	9,008	8,289
Short-term borrowings	2,722	550	830
Long-term borrowings	4,731	8,058	4,683
Total interest expense	15,751	17,616	13,802

Net interest income	18,141	17,717	18,150
Provision for possible loan losses	2,000	952	474
Net interest income after provision for possible loan losses	16,141	16,765	17,676

Noninterest income:
Trust and other financial services	3,407	3,200	2,707
Service charges on deposit accounts	1,864	1,653	1,010
Other service charges, commissions and fees	438	746	616
Credit card service charges and fees	1,528	1,426	1,381
Other operating income	283	41	132
Net securities gains	--	--	8
Total noninterest income	7,520	7,066	5,854

Noninterest expenses:
Salaries and employee benefits	8,534	7,937	6,834
Occupancy expense	1,100	865	683
Furniture and equipment expense	1,510	1,680	1,301
Credit card expenses	1,209	1,162	1,247
Other operating expense	6,136	4,971	4,233
Total noninterest expenses	18,489	16,615	14,298

Income before income taxes	5,172	7,216	9,232
Income taxes	1,661	2,419	3,007
NET INCOME	$ 3,511	$ 4,797	$ 6,225

NET INCOME PER SHARE
Basic	$ 1.07	$ 1.43	$ 1.81
Diluted	$ 1.06	$ 1.43	$ 1.81

Weighted average number of capital stock shares
outstanding
Basic	3,279,043	3,360,770	3,441,080
Effect of dilutive employee stock options	32,118	--	--
Diluted	3,311,161	3,360,770	3,441,080

Dividends per share	$0.76	$0.76	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands, except per share data)

	Capital Stock	Surplus	Retained Earnings	Net Unrealized Appreciation (Depreciation) on Securities Available for Sale	Treasury Stock	Total Shareholders' Equity

Balance December 31, 1998	$7,287	$ 4,002	$36,862	$ 50	$(1,340)	$ 46,861

Net income 1999	--	--	6,225	--	--	6,225
Net unrealized depreciation on securities
available for sale, net of tax benefit of $549	--	--	--	(1,065)	--	(1,065)
Total comprehensive income	--	--	6,225	(1,065)	--	5,160
Cash dividends declared ($0.72 per share)			(2,476)			(2,476)
Purchase of treasury stock (22,100 shares)	--	--	--	--	(400)	(400)
Balance December 31, 1999	7,287	4,002	40,611	(1,015)	(1,740)	49,145

Net income 2000	--	--	4,797	--	--	4,797
Net unrealized appreciation on securities
available for sale, net of tax of $484	--	--	--	939	--	939
Total comprehensive income	--	--	4,797	939	--	5,736
Cash dividends declared ($0.76 per share)			(2,554)			(2,554)
Purchase of treasury stock (115,400 shares)	--	--	--	--	(1,820)	(1,820)
Balance December 31, 2000	7,287	4,002	42,854	(76)	(3,560)	50,507

Net income 2001	--	--	3,511	--	--	3,511
Cumulative effect to record unrealized depreciation on
securities held to maturity transferred to securities
available for sale, net of tax benefit of $14	--	--	--	(28)	--	(28)
Net unrealized appreciation on securities
available for sale, net of tax of $933	--	--	--	1,811	--	1,811
Total comprehensive income	--	--	3,511	1,783	--	5,294
Cash dividends declared ($0.76 per share)			(2,490)			(2,490)
Purchase of treasury stock (48,814 shares)	--	--	--	--	(773)	(773)
Balance December 31, 2001	$7,287	$4,002	$43,875	$1,707	$(4,333)	$52,538

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income	$ 3,511	$ 4,797	$ 6,225
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,482	1,202	980
Deferred income taxes	111	26	(180)
Provision for loan losses	2,000	952	474
(Gain) loss on sale of other real estate owned	(25)	(12)	15
Net change in loans held for sale	--	--	1,018
Net securities gains	--	--	(8)
Net amortization (accretion) of bond premiums (discounts)	(97)	89	179
Loss on sale of premises and equipment	--	95	70
Net change in other assets	39	(2,757)	(1,854)
Net change in other liabilities	449	2,210	(412)

Net cash provided by operating activities	7,470	6,602	6,507

Cash flows from investing activities:
Purchases of securities held to maturity	(25,109)	(5,213)	(45,592)
Proceeds from maturity and principal paydowns of
securities held to maturity	810	17,626	26,475
Proceeds from call of securities held to maturity	--	--	3,250
Purchases of securities available for sale	(5,000)	(6,808)	(20,465)
Proceeds from maturity and principal paydowns of
securities available for sale	25,280	99	1,525
Proceeds from call of securities available for sale	27,359	2,000	3,500
Net decrease (increase) in other securities	(8,150)	(1,949)	23
Net loans made to customers	(28,756)	(11,290)	(32,472)
Capital expenditures	(2,440)	(4,953)	(1,546)
Proceeds from sale of other real estate owned	76	44	115
Proceeds from sale of fixed assets	--	100	7

Net cash used in investing activities	(15,930)	(10,344)	(65,180)

Cash flows from financing activities:
Net increase (decrease) in deposits	13,757	(3,632)	15,260
Net change in securities sold under repurchase agreements	2,993	3,359	715
Proceeds from Federal Home Loan Bank advances	69,900	104,500	103,000
Repayment of Federal Home Loan Bank advances	(63,632)	(62,383)	(56,000)
Net change in short-term borrowed funds	(4,520)	(36,000)	(85)
Purchase of treasury stock	(773)	(1,820)	(400)
Payments of dividends	(2,490)	(2,554)	(2,476)

Net cash provided by financing activities	15,235	1,470	60,014

Net increase (decrease) in cash and cash equivalents	6,775	(2,272)	1,341
Cash and cash equivalents at beginning of year	10,580	12,852	11,511

Cash and cash equivalents at end of year	$ 17,355	$10,580	$ 12,852

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$ 15,978	$17,606	$ 13,807
Income taxes, net of refunds	$ 2,080	$ 2,200	$ 3,133
Non-cash transactions
Transfer from loans to other real estate owned	$ 100	$ 89	$ 82
Transfer of securities from held to maturity to available for sale	$113,856	--	--

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
December 31, 2001 and 2000
(amounts in tables are in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Bar Harbor Bankshares, ("the Company"), through its wholly-owned subsidiaries, Bar Harbor Banking and Trust Company ("the Bank"), and BTI Financial Group ("BTI"), provides a full range of banking, trust, financial management, and investment services to individual and corporate customers throughout eastern Maine. These banking services are available in each of its ten branch locations while BTI subsidiaries are in three locations. The Bank and BTI are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial institutions and with the instructions to Form 10-K of the Securities Exchange Act of 1934. Certain amounts in the 2000 financial statements have been reclassified to conform with the presentation used in 2001 and prior years.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bar Harbor Bankshares and its wholly-owned subsidiaries, Bar Harbor Banking and Trust Company and BTI Financial Group. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Comprehensive Income

Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale and is disclosed net of related income taxes in the consolidated statements of changes in shareholders’ equity.

Cash and Due from Banks

The Bank is required to comply with various laws and regulations of the Federal Reserve Bank, which require that the Bank maintain certain amounts of cash on deposit, and is restricted from investing those amounts. In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $100,000 that is insured by the Federal Deposit Insurance Corporation.

Securities Available for Sale

Securities available for sale consist of certain securities to be held for indefinite periods of time, which are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity, net of the related tax effect. Gains and losses on the sale of securities available for sale are determined using the specific-identification method and are shown separately in the statement of income. Premiums and discounts are recognized in interest income using the interest method over the estimated life of the security.

Securities Held to Maturity

Debt securities that the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the interest method over the period to maturity or earliest call date.

Other Securities

Other securities include non-marketable securities carried at cost, and money market funds reported at fair value.

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

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Principal temporary differences occur with respect to pension and other postretirement benefits, depreciation, unrealized gains and losses on securities, and the provision for loan losses.

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

Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the number of weighted average shares outstanding for the year. Diluted earnings per share reflects the effect of stock options outstanding at the end of the period.

Fair Value Disclosures

The Company in estimating its fair market value disclosures for financial instruments used the following methods and assumptions:

Cash, cash equivalents, and cash surrender value of life insurance: The carrying amounts reported in the balance sheets approximate their fair values.

Securities available for sale, securities held to maturity and other securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of other securities approximates fair market.

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

Off-balance sheet instruments: The Bank's off-balance sheet instruments consist of loan commitments. Fair values for loan commitments have not been presented, as the value is not material to the Company’s financial statements due to the short-term nature of the underlying commitments.

Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. These statements set accounting and reporting standards for derivative instruments and hedging activities. They require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These statements had no impact on the Company, as it has not engaged in any derivative transactions.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," is effective for transfers occurring after March 31, 2001. SFAS No. 140 replaces SFAS No. 125. This statement had no material impact to the Company’s consolidated financial condition and results of operations.

SFAS No. 141, "Business Combinations," improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method – the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company is not impacted by this statement at this time.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be January 1, 2002. The Company has not determined the impact of adopting SFAS No. 142.

SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provide guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and obligations associated with the retirement of tangible long-lived assets. Management does not expect these statements to affect the Company’s consolidated financial condition and results of operations.

 2. INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values at December 31, 2001 and 2000 follows:

December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale:

Obligations of U.S. Government agencies	$ 9,477	$ 183	$ --	$ 9,660
Mortgage-backed securities -
U.S. Government agencies	65,831	1,596	27	67,400
Mortgage-backed securities – Other	12,244	291	14	12,521
Other bonds	16,604	558	--	17,162
Total securities available for sale	$104,156	$2,628	$ 41	$106,743

Held to Maturity:

Obligations of States of the U. S. and political subdivisions thereof	$ 26,866	$ --	$ 1,923	$ 24,943
Total securities held to maturity	$ 26,866	$ --	$1,923	$ 24,943

December 31, 2000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Obligations of U.S. Government Agencies	$ 34,424	$ 131	$ 176	$ 34,379
Mortgage-backed securities -
U.S. Government agencies	2,235	8	--	2,243
Marketable equity securities	1,300	--	78	1,222
Total securities available for sale	$ 37,959	$139	$254	$ 37,844

Held to Maturity:

Obligations of U.S. Government Agencies	$ 2,407	$ --	$ 13	$ 2,394
Mortgage-backed securities -
U.S. Government agencies	81,990	460	533	81,917
Mortgage-backed securities - Other	13,968	103	145	13,926
Obligations of states of the U.S. and political
subdivisions thereof	2,442	11	30	2,423
Other bonds	15,499	152	66	15,585
Total securities held to maturity	$116,306	$726	$787	$116,245

At December 31, 2001, the amortized cost and estimated fair value of securities held to maturity and securities available for sale (other than marketable equity securities) are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale

	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 9,457	$ 9,601
Due after one year through five years	13,134	13,677
Due after five years through ten years	490	544
Due after ten years	3,000	3,000
Mortgage-backed securities	78,075	79,921
	$104,156	$106,743

Securities Held to Maturity

	Amortized Cost	Estimated Fair Value
Due after one year through five years	$ 910	$ 911
Due after five years through ten years	300	297
Due after ten years	25,656	23,735
	$26,866	$24,943

There were no sales of securities available for sale or held to maturity in 2001, 2000 or 1999. U.S. Government securities having a carrying value of approximately $20.5 million at December 31, 2001, and $29.0 million at December 31, 2000 are pledged to secure certain deposits and for other purposes as required by law. Market values for these securities at December 31, 2001 and 2000 were $21.0 million and $28.8 million, respectively.

3. LOANS

The following table shows the composition of the Bank’s loan portfolio as of December 31, 2001 and 2000:

	2001	2000

Commercial loans:
Real Estate- variable rate	$ 62,204	$ 65,349
Real Estate- fixed rate	5,054	6,367
Other - variable rate	29,403	24,008
Other	14,404	13,264
	111,065	108,988

Tax Exempt:
Variable rate	95	249
Fixed rate	1,548	3,376
	1,643	3,625

Consumer:
Real Estate- variable rate	58,437	69,075
Real Estate- fixed rate	91,122	58,986
Home equity	21,238	15,407
Installment	6,250	7,906
Other	7,818	8,280
	184,865	159,654

Real estate under foreclosure	1,064	--
Deferred origination fees, net	(667)	(886)
Allowance for loan losses	(4,169)	(4,236)
	$293,801	$267,145

At December 31, 2001 and 2000, loans on non-accrual status totaled $2.2 million and $6.9 million, respectively. In addition to loans on non-accrual status at December 31, 2001 and 2000, the Bank had loans past due greater than 90 days and still accruing interest totaling $151 thousand and $1.2 million, respectively. The Bank continues to accrue interest on these loans because it believes collection of the interest due is reasonably assured.

The Bank makes single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. The Bank’s lending activities are conducted in eastern Maine. Because of the Bank’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2001, approximately $34.5 million of loans were made to companies in the hospitality industry. Loans for commercial and real estate development totaled $11.8 million at December 31, 2001. The loan portfolio at December 31, 2001 and 2000 consisted of 58% and 65% variable rate loans, respectively.

  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Changes in the allowance for possible loan losses for each of the three years ended December 31 were as follows:

	2001	2000	1999

Balance, beginning of year	$ 4,236	$ 4,293	$4,455

Provision for loan losses	2,000	952	474
Loans charged off	2,304	1,223	888
Less: recoveries on loans previously charged off	237	214	252
Net loans charged off	2,067	1,009	636

Balance, end of year	$4,169	$4,236	$4,293

Information pertaining to impaired loans at December 31 is as follows:

	2001	2000	1999

Investment in impaired loans	$2,191	$6,907	$2,016
Portion of impaired loan balance for which
an allowance for possible loan losses is allocated	$2,191	$6,907	$2,016
Portion of allowance for possible loan losses allocated
to the impaired loan balance	$ 517	$2,200	$ 642
Interest not recorded on impaired loans at year end	$ 182	$ 220	$ 46

5. LOANS TO RELATED PARTIES

In the ordinary course of business, the Bank has granted loans to certain officers and directors and the companies with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

Loans to related parties at December 31, which in aggregate exceed $60,000, were as follows:

	2001	2000

Beginning balance	$ 7,663	$ 6,212

New loans	3,071	1,541
Less: repayments	1,545	4,388

Ending balance	$9,189	$3,365

6. MORTGAGE SERVICING

The Bank originates residential real estate mortgages both for portfolio and for sale into the secondary market. Certain loans are sold to institutional investors such as the Federal Home Loan Mortgage Corpration (Freddie Mac). Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed-upon rate on the loan which, including a guarantee fee paid to Freddie Mac, is less than the interest rate the Bank receives from the borrower. The Bank as a fee for servicing the residential real estate mortgages retains the difference. As required by SFAS No. 140, the Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans. Capitalized servicing rights at December 31, 2001 and 2000 were $170,028 and 171,616 respectively. Amortization expense totaled $115,900 and $90,600 for 2001 and 2000, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $45.8 million and $52.8 million at December 31, 2001 and 2000, respectively.

7. PREMISES AND EQUIPMENT

The detail of premises and equipment is as follows:

	2001	2000

Land	$ 1,296	$ 655
Buildings and improvements	11,755	11,481
Furniture and equipment	8,143	6,697
	21,194	18,833
Less: accumulated depreciation	(8,240)	(6,837)
	$12,954	$11,996

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

The reported lines of business results reflect the underlying core operating performance within the business units. Other is comprised of intercompany eliminations. Information is not presented for 1999 as the Financial Services segment did not become operative until January 2000 and it is impractical to restate corresponding information for 1999. Substantially all of the Company’s assets are part of the Community Banking line of business. Selected segment information is included in the following table.

The following tables represent the business lines through which the products or services were delivered for the years ended December 31, 2001 and 2000.

Year Ended December 31, 2001

	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$ 18,105	$ 36	$ --	$ 18,141
Provision for loan losses	2,000	--	--	2,000
Net interest income after provision	16,105	36	--	16,141
Noninterest income	4,214	3,407	(101)	7,520
Noninterest expenses	13,344	4,979	166	18,489
Income (loss) before income taxes	6,975	(1,536)	(267)	5,172
Income taxes (benefit)	2,273	(521)	(91)	1,661
Net income (loss)	$ 4,702	$(1,015)	$(176)	$ 3,511

Year Ended December 31, 2000

	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$17,688	$ 26	$ 3	$ 17,717
Provision for loan losses	952	--	--	952
Net interest income after provision	16,736	26	3	16,765
Noninterest income	5,768	3,243	(1,945)	7,066
Noninterest expense	12,652	3,857	106	16,615
Income (loss) before income taxes	9,852	(588)	(2,048)	7,216
Income taxes (benefit)	3,294	(199)	(676)	2,419
Net income (loss)	$ 6,558	$ (389)	$(1,372)	$ 4,797

9. DEPOSITS

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was $13.9 million and $20.3 million in 2001 and 2000, respectively.

At December 31, 2001, the scheduled maturities of time deposits are as follows:
2002	$ 81,361
2003	5,303
2004	4,810
2005	2,391
2006 and thereafter	1,546
Individual Retirement Accounts (IRAs) without scheduled maturities	13,485
$108,896

10. REPURCHASE AGREEMENTS

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date.

Information concerning securities sold under agreements to repurchase for 2001 and 2000 is summarized as follows:
	2001	2000	1999

Average daily balance during the year	$13,342	$11,479	$ 8,264
Average interest rate during the year	3.89%	4.74%	4.48%
Maximum month-end balance during the year	$16,203	$16,788	$11,209
Amount outstanding at end of year	$15,159	$12,166	$ 8,807

Securities underlying the agreements at year end were under the Bank’s control and were as follows:
	2001	2000	1999

Carrying value	$18,772	$28,970	$25,111
Estimated fair value	$19,250	$28,828	$24,714

11. ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

A summary of advances from the FHLB is as follows:
Total Principal	Range of Interest Rates December 31, 2001	Maturity

$ 31,000	1.79% to 6.76%	2002
5,000	4.62% to 5.84%	2003
4,700	3.27% to 5.09%	2004
10,000	5.99%	2005
70,200	4.04% to 5.95%	2006-2011
$120,900

Total Principal	Range of Interest Rates December 31, 2000	Maturity

$ 74,152	5.48% to 7.26%	2001
14,000	6.04% to 6.76%	2002
3,000	5.84%	2003
28,000	4.80% to 5.99%	2005-2010
$119,152

All FHLB advances are fixed-rate instruments except for two amortizing advances totaling $5 million maturing in November 2011. Advances are payable at their call dates or final maturity.

The Bank has $53 million in callable advances with maturity dates ranging from 2005 to 2011.

In addition to the above outstanding advances, other FHLB funds available to the Bank at December 31, 2001, totaled approximately $22.4 million. Pursuant to a collateral agreement with the FHLB, advances are collateralized by all stock in the FHLB. Qualifying first mortgage loans, loans guaranteed by the U. S. Government, multi-family loans, U.S. Government debentures, U.S. Government mortgage-backed securities, and non-Government mortgage-backed securities collateralized by 1-4 family loans totaling $150.5 million are available as collateral for FHLB advances.

12. INCOME TAXES

The current and deferred components of income tax expense are as follows:
	2001	2000	1999

Current
Federal	$1,476	$2,307	$3,086
State	74	86	101
	1,550	2,393	3,187
Deferred	111	26	(180)
	$1,661	$2,419	$3,007

The actual tax expense differs from the expected tax expense computed by applying the applicable U. S. Federal corporate income tax rate to income before income taxes as follows:

	2001	2000	1999

Computed tax expense	$1,758	$2,453	$3,139
Increase (reduction) in income taxes
resulting from:
Officers' life insurance	(80)	(69)	(53)
Tax exempt interest	(168)	(95)	(146)
State taxes, net of federal benefits	57	56	66
Other	94	74	1
	$1,661	$2,419	$3,007

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are as follows:
	2001	2001	2000	2000
	Assets	Liabilities	Assets	Liabilities

Allowance for possible loan losses on
loans and other real estate owned	$ 1,100	$ --	$ 1,281	$ --
Deferred compensation	676	--	682	--
Postretirement benefit obligation	549	--	547	--
Unrealized appreciation (depreciation)
on securities available for sale	--	880	39	--
Depreciation of premises and equipment	--	267	--	274
Other	385	226	131	114
	$2,710	$1,373	$2,680	$388

As of December 31, 2001 and 2000, the net deferred income tax asset amounted to $1.3 million and $2.3 million, respectively, and is included in other assets in the balance sheet. No valuation allowance for deferred taxes was required at December 31, 2001 or 2000.

13. SHAREHOLDERS’ EQUITY

On December 28, 1998, the Board of Directors declared a two-for-one stock dividend effected as a stock split to all shareholders of record as of that date, which was payable on January 25, 1999. All share and per share data included in this annual report have been restated to reflect the stock dividend.

Bar Harbor Bankshares’ subsidiary, Bar Harbor Banking and Trust Company, has the ability to pay dividends to the parent subject to the minimum regulatory capital requirements. At December 31, 2001 the amount available for dividends, while maintaining the regulatory minimum, was approximately $27.8 million. The Bank’s principal regulatory agency, the Federal Deposit Insurance Corporation, currently limits Bank dividends to current earnings excluding securities gains while maintaining a Tier I leverage capital ratio of 8%, without prior approval.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. Management believes, as of December 31, 2001, that the Bank exceeds all capital adequacy requirements to which it is subject. As of December 31, 2001, the most recent notification from the federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that the management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001
Total Capital
(To Risk-Weighted Assets)
Consolidated	$52,950	16.8%	$25,154	8.0%	N/A
Bank	$47,053	15.1%	$24,860	8.0%	$31,075	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$49,017	15.6%	$12,577	4.0%	N/A
Bank	$43,166	13.9%	$12,430	4.0%	$18,645	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$49,017	10.3%	$18,997	4.0%	N/A
Bank	$43,166	9.2%	$18,733	4.0%	$23,416	5.0%

As of December 31, 2000
Total Capital
(To Risk-Weighted Assets)
Consolidated	$53,235	18.0%	$23,617	8.0%	N/A
Bank	$43,398	16.4%	$23,170	8.0%	$28,964	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$49,538	16.8%	$11,808	4.0%	N/A
Bank	$43,778	15.1%	$11,585	4.0%	$17,378	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$49,538	10.6%	$18,744	4.0%	N/A
Bank	$43,778	9.4%	$18,550	4.0%	$23,187	5.0%

At December 31, 2001 and 2000, the Company and its banking subsidiary, Bar Harbor Banking and Trust Company, were in compliance with all applicable regulatory requirements and had capital ratios in excess of federal regulatory risk-based and leverage requirements.

In November of 1999, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding shares of stock or approximately 344,000 shares. The purchase can take place either through the open market or in privately negotiated transactions and at market prices. As of December 31, 2001, a total of 186,314 shares were purchased for an average per share price of $16.06.

14. EMPLOYEE BENEFIT PLANS

The Company has two non-qualified supplemental retirement plans for certain officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognizes the costs associated with the agreements over the service periods of the participating officers. In 1999, the Company modified one of the non-qualified supplemental retirement plans for the benefit of a key employee approaching retirement, resulting in a one-time expense of $639,700. For 2001, 2000, and 1999, the expense of these supplemental plans was $219,974, $111,909, and $866,200, respectively.

401(k) PLAN

The Company has a 401(k) plan available to full-time employees. For the years ended December 31, 2001, 2000, and 1999, the Bank contributed $244,345, $240,809, and $186,200, respectively.

15. POSTRETIREMENT BENEFITS

The Company sponsors a postretirement benefit plan, which provides medical and life insurance coverage to all eligible employees. The cost of providing these benefits is accrued during the active service period of the employee. Net periodic postretirement benefit cost includes the following components:

	2001	2000	1999

Service costs of benefits earned	$ --	$ --	$ 19
Interest cost on accumulated postretirement benefit obligation	84	77	103
Amortization	(27)	(41)	(38)
Net periodic postretirement benefit cost	$ 57	$ 36	$ 84

It is the Company’s policy to fund the cost of postretirement health care and life insurance plans as claims and premiums are paid.

Change in benefit obligations:	2001	2000	1999

Benefit obligation at beginning of year	$ 1,234	$ 1,127	$ 1,493
Service costs of benefits earned	--	--	19
Interest cost on accumulated postretirement
benefit obligation	84	77	103
Amortization	(3)	94	(121)
Benefits paid	(68)	(64)	(54)
Effect of curtailment	--	--	(313)
Benefit obligation at end of year	1,247	1,234	1,127
Unrecognized gain at end of year	367	376	512
Accrued benefit cost included in other liabilities	$1,614	$1,610	$1,639

During 1999, the Board of Directors approved the restructuring of the Company’s retiree health benefit plan, which reduced its future liability by $313,000.

The accumulated postretirement benefit obligation (APBO) was determined using a 7% weighted average discount rate. The health care cost trend rates were 12% in 2002, gradually declining to 6% after 12 years and remaining at that level thereafter. An increase in the health care trend of 1% would increase the APBO by approximately $88,900 and the net periodic cost by $33,100. A decrease in the health care trend of 1% would decrease the APBO by approximately $78,600 and the net periodic cost by $21,100.

16.  STOCK OPTIONS

The Bar Harbor Bankshares and its Subsidiaries Incentive Stock Option Plan (ISO) for officers and employees was established October 3, 2000, providing for the issuance of up to 450,000 shares of common stock. The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted. Initial options for 224,808 shares were granted during 2001 and are subject to a seven-year vesting schedule. No option shall be granted after October 3, 2010, ten years after the effective date of the ISO.

The Company accounts for these options in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As the exercise price of each option equals the market price of the Company’s stock on the date of grant, no compensation cost has been recognized for the plan. Had compensation costs for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company’s 2001 net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except for per-share data):

		Earnings Per Share

	Net Income	Basic	Diluted

As reported	$3,511	$1.07	$1.06
Pro forma	$3,456	$1.05	$1.04

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants; dividend yield of 4.22%, risk-free interest rate of 3.62%, expected life of 3.5 years, and expected volatility of 27%.

A summary of the status of the plan as of December 31, 2001, and changes during the year then ended is presented below.

	Number Of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	0
Granted during the year	224,808	$15.43
Outstanding at end of year	224,808	$15.43
Exercisable at end of year	10,830

Weighted-average fair value of options granted during the year		$ 2.98

The following information applies to options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Shares	Wtd. Average Remaining Contractual life	Wtd. Average Exercise Price	Number of Shares	Exercise Price

$15.40 - $17.75	224,808	8.75	$15.43	10,830	$15.40

17. FINANCIAL INSTRUMENTS

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans and standby letters of credit.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for its balance sheet instruments.

The notional or contract amount for financial instruments with off-balance sheet risk are:

	2001	2000

Commitments to originate loans	$16,563	$ 4,500
Unused lines of credit	$45,453	$25,126
Standby letters of credit	$ 5,059	$ 3,626
Unadvanced portions of construction loans	$ 5,579	$ 6,485

The estimated fair values of the Bank’s financial instruments were as follows:

	December 31, 2001		December 31, 2000

	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 17,355	$ 17,355	$ 10,580	$ 10,580
Securities available for sale	106,743	106,743	37,844	37,844
Securities held to maturity	26,866	24,943	116,306	116,245
Other securities	8,464	8,464	314	314
Cash surrender value of life insurance	5,057	5,057	4,817	4,817
Loans receivable	293,801	294,778	267,145	270,623
Interest receivable	2,797	2,797	3,585	3,585

Financial liabilities:
Deposits	291,833	291,220	278,076	277,819
Securities sold under repurchase
agreements	15,159	15,159	12,166	12,166
Borrowings	120,900	118,657	119,152	119,152
Interest payable	727	727	950	950

18.  LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

19. QUARTERLY SUMMARIZED FINANCIAL DATA (UNAUDITED)
Year 2001	1	2	3	4	Year

Interest and dividend income	$ 8,672	$8,465	$ 8,495	$ 8,260	$ 33,892
Interest expense	4,477	4,279	3,715	3,280	15,751
Net interest income	4,195	4,186	4,780	4,980	18,141
Provision for loan losses	200	1,200	250	350	2,000
Noninterest income	1,848	1,692	2,125	1,855	7,520
Noninterest expense	4,195	4,144	4,813	5,337	18,489
Income before income taxes	1,648	534	1,842	1,148	5,172
Income taxes	558	157	627	319	1,661
Net income	$1,090	$ 377	$1,215	$ 829	$ 3,511

Basic earnings per share	$ 0.33	$ 0.12	$ 0.37	$ 0.25	$ 1.07
Diluted earnings per share	$ 0.33	$ 0.11	$ 0.37	$ 0.25	$ 1.06

Year 2000	1	2	3	4	Year

Interest and dividend income	$ 8,546	$ 8,830	$ 8,849	$ 9,108	$ 35,333
Interest expense	4,041	4,456	4,549	4,570	17,616
Net interest income	4,505	4,374	4,300	4,538	17,717
Provision for loan losses	163	163	163	463	952
Noninterest income	1,362	1,596	2,192	1,916	7,066
Noninterest expense	3,789	4,464	4,580	3,782	16,615
Income before income taxes	1,915	1,343	1,749	2,209	7,216
Income taxes	631	441	605	742	2,419
Net income	$1,284	$ 902	$1,144	$1,467	$ 4,797

Basic earnings per share	$ 0.38	$ 0.27	$ 0.34	$ 0.44	$ 1.43
Diluted earnings per share	$ 0.38	$ 0.27	$ 0.34	$ 0.44	$ 1.43

20. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, are presented below:

BALANCE SHEETS
December 31

	2001	2000

Cash	$ 219	$ 647
Investment in subsidiaries	51,711	49,026
Premises	747	758
Other assets	2	76
Total assets	$52,679	$50,507

Liabilities and Shareholders’ Equity	$52,679	$50,507

STATEMENTS OF INCOME
Years Ended December 31

	2001	2000	1999

Dividend income from subsidiaries	$5,296	$11,055	$4,406
Equity in undistributed earnings of subsidiaries(1)	(1,609)	(6,108)	1,819
Bankshares expenses	(176)	(150)	--

Net income	$3,511	$4,797	$6,225

(1) Amount in parentheses represents the excess of dividends over net income of subsidiaries.

STATEMENTS OF CASH FLOWS
Years Ended December 31

	2001	2000	1999

Cash flow from operating activities:
Net income	$3,511	$ 4,797	$ 6,225
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	11	--	--
(Increase) decrease in other assets	74	(76)	(100)
Dividends in excess of earnings (equity in undistributed earnings) of subsidiaries	1,609	6,108	(1,819)

Net cash provided by operating activities	5,205	10,829	4,306

Cash flows from investing activities:
Additional investments in subsidiaries	(2,370)	(6,835)	--
Capital expenditures	--	(758)	--

Net cash used in investing activities	(2,370)	(7,593)	--

Cash flows from financing activities:
Purchase of treasury stock	(773)	(1,820)	(400)
Dividends paid	(2,490)	(2,554)	(2,476)

Net cash used in financing activities	(3,263)	(4,374)	(2,876)

Net increase (decrease) in cash and cash equivalents	(428)	(1,138)	1,430

Cash and cash equivalents, beginning of year	647	1,785	355

Cash and cash equivalents, end of year	$ 219	$ 647	$1,785

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the sections entitled "Management of the Company" and "Executive Officers" in the 2002 Proxy Statement for the Annual Meeting of Shareholders, which is filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" in the 2002 Proxy Statement for the Annual Meeting of Shareholders, which is filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the section entitled "Voting Securities and Principal Holders thereof" in the 2002 Proxy Statement for the Annual Meeting of Shareholders, which is filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Transactions with Directors, Officers, and Principal Shareholders" in the 2002 Proxy Statement for the Annual Meeting of Shareholders, which is filed with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements Filed herewith at Item 8.

2. Financial Statement Schedules Filed herewith at Item 8

3. Exhibits:

EXHIBIT NUMBER

2	Plan of Acquisition, Reorganization Agreement, Liquidation, or Succession	Incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

3	Articles of Incorporation and Bylaws	Articles as amended July 11, 1995, are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171). Bylaws as amended to date are filed herewith.

10	Material Contracts

10.1	Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987 (Commission Number 0-13666).

10.2	Paul Ahern Employment Contract	Incorporated by reference to Form 10-K filed with the Commission March 30, 2001.

10.3	Incentive Stock Option Plan of 2000	Filed herewith

13	Annual Report to Shareholders	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

(b) Reports on Form 8-K

Form 8-K filed on September 5, 2001, is incorporated by reference, regarding Board of Directors decision to undertake search for a new Company CEO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2002 BAR HARBOR BANKSHARES
(Registrant)

/s/ Joseph M. Murphy

Joseph M. Murphy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph M. Murphy	/s/Gerald Shencavitz
Joseph M. Murphy	Gerald Shencavitz
President and Director	Chief Financial Officer
Chief Executive Officer	Treasurer
March 26, 2002	March 26, 2002

/s/ Dean S. Read	/s/ John P. Reeves
Dean S. Read, Director	John P. Reeves
March 26, 2002	Chairman, Board of Directors
March 26, 2002

/s/ Dwight L. Eaton
Dwight L. Eaton, Director	/s/ Thomas A. Colwell
March 26, 2002	Thomas A. Colwell, Director
March 26, 2002

/s/ Lynda Z. Tyson
Lynda Z. Tyson, Director	/s/ Bernard K. Cough
March 26, 2002	Bernard K. Cough, Director
March 26, 2002

/s/Cooper F. Friend
Cooper F. Friend, Director	/s/ H. Lee Judd
March 26, 2002	H. Lee Judd, Director
March 26, 2002

/s/Ruth S. Foster
Ruth S. Foster, Director
March 26, 2002

EXHIBIT 3
BAR HARBOR BANKSHARES
BYLAWS

Article I
Name, Location, Type of Corporation, Seal

Sec. 1.1 Name.

The name of this corporation is Bar Harbor Bankshares (hereinafter referred to as the "Company").

Sec 1.2 Location.

The principal place of business of the Company is Bar Harbor, Maine. The Company may have additional offices elsewhere within or without the State of Maine.

Sec. 1.3 Type of Corporation.

The Company is a financial institution holding company, organized under the Maine Business Corporation Act.

Sec. 1.4 Corporate Seal.

The corporate seal of the Company shall be circular in form and shall be engraved as follows:

Bar Harbor Bankshares

1984

Sec. 1.5 Clerk.

The Clerk of the Corporation shall be a resident of the State of Maine. The initial Clerk shall be named in the Articles of Incorporation and shall serve until his or her resignation or removal from office or until a successor is elected by vote of the Board of Directors. The Clerk shall keep, in a book kept for such purposes, the records of all meetings of the directors and the Board of Directors and shall perform such duties and have such powers as are prescribed by the Act. The Clerk shall have custody of the corporate seal and may affix the same on documents requiring it, and attest to the same.

Article II

Capital Stock

Sec. 2.1 Authorized Capital Stock.

The authorized capital of Bar Harbor Bankshares shall consist of ten million (10,000,000) shares of common stock, par value $2.00 per share, total par value Twenty Million Dollars, ($20,000,000). With the prior approval of the Maine Superintendent of Banking and subject to restrictions imposed by applicable law, the Company may issue shares of capital stock for lawful purposes and may repurchase shares for the purpose of reducing its outstanding stock.

Sec. 2.2 Stock Certificates.

Each stockholder shall be entitled to a certificate certifying the number of shares of capital stock owned by the stockholder. Each certificate shall be signed by the President or a Vice President and by the Treasurer or an Assistant Treasurer. Signatures of the officers of the Company on the certificate may be facsimile so long as the manual signature of an authorized officer of the Transfer Agent appears. A certificate which has been prepared with facsimile signatures may continue to be used even though an officer whose signature appears thereon has ceased to be an officer of the Company.

Sec. 2.3 Transfers of Stock. Transfer Agent.

Transfer of stock shall be made only upon the transfer books of the Transfer Agent, as from time to time designated by the Board of Directors. Before a new certificate is issued, the old certificate shall be surrendered for cancellation or satisfactory evidence provided of its loss or destruction.

Sec. 2.4 Stockholder to be Registered.

Only those persons whose names are registered on the books of the Transfer Agent shall be entitled to be treated by the Company as the holders of the stock standing in their respective names. The Company shall not be bound to recognize any equitable or other claim to or interest in any share on the part of any other person, whether or not it shall have express or other notice thereof, except as expressly provided by the laws of Maine.

Sec. 2.5 Loss or Destruction of Certificate.

In case of loss or destruction of any certificate of stock, another may be issued in its place upon proof of such loss or destruction and upon the giving of such satisfactory assurance of indemnity to the Company and/or to the Transfer Agent as the Company may reasonably require.

Sec. 2.6 Assessability of Stock.

The Capital stock of the Company, when duly issued, shall be fully paid and forever non-assessable.

Article III
Meeting of Stockholders

Sec. 3.1 Annual Meeting.

The annual meeting of the stockholders (the Annual Meeting) shall be held during the month of October in each year, or in such other month as the Board of Directors may determine, on a day and at a time designated in the notice for the meeting. The Annual Meeting shall be held at Bar Harbor, Maine or at such other location within the State of Maine as may be designated in the notice. At the Annual Meeting, the stockholders shall elect one-third (as nearly as may be) of the Board of Directors for a term of three years and shall transact such other business as may properly be brought before the meeting.

Sec. 3.2 Special Meetings.

Special meetings of the stockholders may be called by the President, by the Chief Executive Officer, by the Chairman of the Board of Directors, by a majority of the Board of Directors or of the Executive Committee, or by the holders of not less than 30% of the shares of capital stock entitled to vote at the meeting.

Sec. 3.3 Notice of Meetings.

3.3.1 Time of Notice. Written notice of the Annual Meeting and of any special meeting shall be delivered to each stockholder of record entitled to vote at such meeting not less than ten (10) nor more than sixty (60) days prior to the date fixed for the meeting. Notice shall be deemed delivered when deposited with postage prepaid in the United States mail, addressed to the stockholder at the address appearing on the stock transfer books of the transfer agent.

Sec. 3.3.2 Special Meetings. Upon written request transmitted in person or by registered or certified mail to the President or the Clerk by any person entitled under Section 3.2 to call a special meeting of the stockholders, such officer shall deliver to the stockholders entitled thereto, notice of such meeting as provided herein which notice shall fix a date for the meeting, not less than ten (10) nor more than sixty (60) days after receipt of such request.

Sec. 3.3.3 Adjournment. The presiding officer may adjourn any meeting if (i) no quorum is present, (ii) in the judgment of the Board of Directors information relevant to the matters to be acted upon has not been made available to the stockholders in a sufficiently timely manner to allow full consideration thereof, or (iii) the Board of Directors otherwise determines that adjournment is in the best interests of the Company. When a meeting of stockholders is adjourned for whatever reason for thirty (30) days or more, notice of the reconvening of the adjourned meeting shall be given as provided by Section 3.3.1 hereof. Notice of the reconvening of a meeting adjourned for less than thirty (30) days need not be given if the time and place of the reconvening of the adjourned meeting are announced at the meeting at which the adjournment is taken unless a new record date is fixed for the reconvening of the meeting. At the reconvened meeting the stockholders may transact any business which might have been transacted at the meeting at which the adjournment was taken.

Sec. 3.4 Record Date.

For the purpose of determining stockholders entitled to notice of or to vote at any meeting of the stockholders or any adjournment thereof or entitled to receive payment or a dividend or other distribution or in order to make a determination of stockholders for any other purpose, the Board of Directors shall fix in advance a record date for any such determination of stockholders. Such date shall not in any case be more than sixty (60) days, and not less than ten (10) days, prior to the date designated for the meeting or the payment of the dividend or distribution.

Sec. 3.5 Stockholder List.

The Clerk shall, in advance of each meeting of stockholders, prepare a complete list of the stockholders entitled to vote at that meeting and any adjournment thereof. The list shall be made available at the office of the Clerk for inspection by any stockholder during usual business hours for a period of ten (10) days prior to the date designated for the meeting. The list shall be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder at all times during the meeting. Failure to comply with the requirements of this section shall not affect the validity of any action taken at any meeting, but if there has not been substantial compliance with the requirements of this section, the meeting shall, upon demand in person or by proxy of any stockholder seeking to inspect the required list, be adjourned until the requirements of this section have been met.

Sec. 3.6 Quorum at Meetings.

The presence in person or by proxy of the holders of not less than a majority of the shares entitled to vote at any meeting shall constitute a quorum for that meeting, and except where a larger percentage is required by the Company's Articles of Incorporation or by law, action at any meeting at which a quorum is present may be taken by the affirmative vote of the holders or representatives of a majority of the stock present or represented.

Sec. 3.7 Matters to be Considered at Annual Meeting.

Only such matters as shall have been properly brought before the Annual Meeting shall be considered. To be considered as properly brought before the Annual Meeting, an item of business must be (i) specified in the notice of the meeting, (ii) otherwise properly brought before the meeting by, or at the direction of, the Board of Directors, or (iii) otherwise properly brought before the meeting by any holder of record (both as of the time such proposal is given to the stockholders as set forth below and as of the record date for the meeting in question) of any shares of capital stock of the Company entitled to vote at the Annual Meeting who complies with requirements set forth in this Section 3.7.

In addition to all other applicable requirements, in order for business to be properly brought before an Annual Meeting by a stockholder of record, such stockholder must give timely notice as required by this Section 3.7 to the Clerk of the Company and must be present at the Annual Meeting at which the matter is to be considered, either in person or through a representative. Notice by a stockholder proposing a matter for consideration at an Annual Meeting must be delivered to, or mailed to and received by, the Company at its principal executive offices not less than 120 days prior to the anniversary date of the immediately preceding Annual Meeting or the date on which the next Annual Meeting is scheduled to occur (provided that notice of such date has been provided to stockholders or has been publicly announced), whichever date is later. Any such notice shall set forth, as to each matter proposed to be brought before the Annual Meeting, the reasons for considering such business at the Annual Meeting, the name and address of the stockholder proposing such business, the number of shares of the Company’s capital stock beneficially owned by such stockholder, and any material interest of the stockholder in the matter proposed to be brought before the Annual Meeting.

If the Board of Directors, or a designated committee thereof, determines that any stockholder proposal was not made in a timely fashion in accordance with the provisions of this Section 3.7 or that the information provided in the notice does not fulfill the information requirements of this Section 3.7 in any material respect, such proposal shall not be presented for action at the Annual Meeting for which it was proposed. In the absence of such a determination by the Board of Directors, the presiding officer at the Annual Meeting shall determine whether the stockholder proposal meets the requirements of this Section 3.7 and, if he or she determines that such requirements have not been met, such proposal shall not be presented for action at the Annual Meeting.

Article IV
Board of Directors

Sec. 4.1 Management of Company.

Subject to other provisions of these Bylaws, the business and affairs of the Company shall be managed by its Board of Directors (the Board). Each director shall hold office for the duration of his/her term and until his/her successor shall have been duly elected and qualified or until his/her earlier resignation, removal, death or incapacity.

Sec. 4.2 Number, Residence, Election, Qualifying Shares.

The Board of Directors shall consist of not fewer than nine (9) nor more than twenty-seven (27) persons as determined by the Board prior to each Annual Meeting, No decrease in the number of Directors shall have the effect of shortening the term of an incumbent Director. The term of each director shall be three years (or such shorter term as may be necessary in order to comply with the maximum age limitations set forth in Section 4.4 of these Bylaws) and at each Annual Meeting the stockholders shall elect one-third of the total number of directors, (as nearly as may be), for a term not to exceed three years and, if necessary, to fill any vacancies in the delegations not subject to election at that meeting. Subject to the limitation of the maximum number of directors, at any time between the annual meetings, the directors may elect not more than two additional directors to serve until the next Annual Meeting. No person shall be eligible to serve as a director unless he/she is the actual and beneficial owner of shares of common stock of the company with a par value of at least One Thousand Dollars (Qualifying Shares) provided, nonetheless, that a person who does not own the requisite number of Qualifying Shares may nonetheless be elected as a director provided that he or she becomes the actual and beneficial owner of such Qualifying Shares within one year from the date he or she first was elected. Qualifying Shares may not be encumbered.

Sec. 4.3 Director's Oath.

Upon election or re-election, the directors shall be sworn to the proper discharge of their duties and each shall take an oath that his/her Qualifying Shares are unencumbered and that such shares will remain unencumbered during his/her term of office.

Sec. 4.4 Maximum Age.

The maximum age of a director shall be seventy-five years (75) for directors born prior to 1932 and shall be seventy (70) years for directors born in 1932 or later. No person shall stand for election or re-election to the Board of Directors for a term during which the age of such person would exceed the maximum age provided by this section.

Sec. 4.5. Regular Meetings of Directors.

The Board shall hold regular meetings at least quarterly at a time and place designated by the Board.

Sec. 4.6 Quorum.

At any regular or special meeting of the Board, a quorum shall consist of not less than a majority of the Board, but less than a quorum shall have the power to adjourn from time to time until the next duly called meeting.

Sec. 4.7 Director Nominations.

Only persons nominated in accordance with the procedures set forth in this Section 4.7 shall be eligible for election as directors at an Annual Meeting. Nominations of candidates for election as Directors of the Company at an Annual Meeting may be made (i) at the direction of the Board of Directors, or (ii) by any holder of record of any shares of capital stock of the Company entitled to vote at such Annual Meeting (both as of the time notice of such nomination is given by the stockholder as set forth below and as of the record date for the Annual Meeting) who complies with the procedures set forth in this Section 4.7.

Nominations other than those made by, or at the direction of, the Board of Directors, shall be made in the manner prescribed in Section 3.7 with respect to stockholder proposals generally and shall be considered at an Annual Meeting only if the applicable requirements of Section 3.7 have been met. Notwithstanding the foregoing, in the event that the number of Directors to be elected at an Annual Meeting is proposed to be increased pursuant to a recommendation of the Board of Directors, nominations which otherwise comply with the requirements of this Section 4.7 shall be deemed timely if notice thereof is given not later than the close of business on the 15th day following the date on which stockholders were given notice of such increase or on which a public announcement of such increase was made, whichever is later.

Any stockholder seeking to make a nomination, or his representative, must be present in person at the Annual Meeting at which the nomination is to be considered.

Sec. 4.8 Vacancies in Board.

Vacancies in the Board may be filled by vote of a majority of the remaining directors at any meeting of the Board. Any person elected to fill a vacancy shall hold office for the unexpired term of his/her predecessor and until his/her successor has been duly elected and qualified.

Sec. 4.9 Meetings by Telephone.

Members of the Board or of any committee may participate in a meeting through use of a conference telephone or similar communications equipment, so long as all directors participating in such meeting can hear one another. Participation in a meeting pursuant to this paragraph shall be deemed to constitute presence in person at such meeting.

Sec. 4.10 Compensation of Directors.

Directors shall receive such reasonable compensation for meetings actually attended as from time to time shall be determined by the Board, and directors may be reimbursed for reasonable expenses actually incurred while engaged in the business of the Company.

Sec. 4.11 Annual Meeting of Directors.

A meeting of the Board of Directors (Annual Meeting of Directors) shall be held immediately following the Annual Meeting and no notice of such meeting shall be necessary in order legally to constitute the meeting, provided a majority of the members of the Board shall be present. At the Annual Meeting of Directors, the Board shall elect or appoint the officers described in Section 5.1 hereof and may appoint such other officers and committees as the business of the Bank may require. All such officers and committees shall exercise such powers and duties as may be assigned to them from time to time by the Board or the Chief Executive Officer.

Sec. 4.12 Executive Committee.

At the Annual Meeting of Directors, the Board shall designate from among its number an Executive Committee consisting of not less than two members including the Chief Executive Officer and such additional members as the Board may determine. The Executive Committee shall have all of the powers of the Board of Directors in regard to the ordinary operations of the business of the Company when the Board is not in session, subject to any specific vote of the Board. The Executive Committee shall meet at such times and places as may be designated by the Chief Executive Officer. A majority of the members of the Executive Committee shall constitute a quorum at any meeting thereof. Vacancies in the Executive Committee may be filled by majority vote of the Board of Directors at any meeting of the Directors and any person chosen shall hold office until the next Annual Meeting of Directors and until his/her successor has been duly elected and qualified.

Sec. 4.13 Other Committees.

The Board may elect or appoint such other committees as it may deem necessary or convenient to the operations of the Company and consistent with applicable law may assign such duties to such committees as it deems appropriate. A majority of the members of any such committee shall constitute a quorum for the purpose of conducting the business of that committee.

Article V
Officers

Sec. 5.1 Offices to be Filled, Election, Oath, Compensation, Vacancies, Bonds.

The Board of Directors shall elect annually from its membership a President and a Chief Executive Officer (who may be the President) and shall also elect a Treasurer (who need not be a member of the Board). The Board may elect from its membership a Chairman of the Board. To the extent permitted by law, any person may hold two or more offices. In addition to the foregoing officers, the Board of Directors may appoint one of more Vice Presidents (one of whom may be designated as Executive Vice President), a Secretary, one or more Assistant Treasurers and such other officers as the Board may from time to time determine. The officers shall exercise such powers as may be authorized by the Board of Directors to the extent the same are not in conflict with the specific powers hereinafter authorized. Subject to contract rights, if any, as they or any of them may have, the President, the Chief Executive Officer, the Chairman and, the Treasurer shall serve at the pleasure of the Board and until their successors shall have been duly elected and qualified. Other officers shall serve at the pleasure of the Chief Executive Officer.

The Board may at its discretion fill any vacant office for the period remaining until the next Annual Meeting of Directors and may at its discretion fill other offices which become vacant.

The Board may require security for the fidelity and faithful performance of duties of its officers, employees and agents in such amounts as the Board shall deem necessary.

Sec. 5.2 Duties of Officers

5.2.1 Chief Executive Officer. The Chief Executive Officer shall preside at all meetings of the stockholders and in the absence of a Chairman of the Board, at meetings of the Board of Directors and the Executive Committee. He/she shall make an annual report to the stockholders of the affairs of the Company. He/she shall at all times exercise such general authority, discretion and supervision over all of the affairs of the Company as its interest and security may require. In all cases where the duties of the subordinate officers and agents of the Company are not specifically prescribed by the Bylaws or by resolution of the Board, such subordinate officers and agents shall perform their duties under the general direction of the Chief Executive Officer. In the case of death, absence or disability of the Clerk, Secretary or Treasurer, the Chief Executive Officer shall exercise such of their powers as are not inconsistent with these Bylaws until the Board appoints a successor. He/she shall perform such other duties as may be provided in the Bylaws or as may be assigned to him/her from time to time by the Board of Directors.

5.2.2 President. The President shall perform such duties as may be specifically designated by the Chief Executive Officer or by the Board of Directors.

5.2.3 Executive Vice President. The Executive Vice President, if any, shall perform such duties as may be specifically designated by the Chief Executive Officer or by the Board of Directors.

5.2.4 Vice Presidents. All other Vice Presidents shall perform such duties as may be assigned to them from time to time by the Chief Executive Officer, or in his/her absence, by the Board or the Executive Committee.

5.2.5 Treasurer, Assistant Treasurer. The Treasurer shall have the custody of all monies and securities of the Company and shall keep regular and proper books of accounts as directed by the Board. He/she shall have power to endorse all checks, drafts, notes and orders for money which may be payable to the Company or its order and shall disburse funds of the Company in payment of the just demands against the Company or as may be ordered by the Board, taking proper vouchers for such disbursements. He shall render to the Company from time to time as may be required of him/her an account of all his/her transactions as Treasurer and of the financial condition of the Company. He/she shall perform all duties incident to his/her office or which are properly required of him/her an account of all his/her transactions as Treasurer and of the financial condition of the Company. He/she shall perform all duties incident to this office or which are properly required of him/her by the Board.

The Treasurer, the Chief Executive Officer and such other officers as may be designated by the Board shall have the power, without further special authority, to execute deeds or other security instruments that may be necessary to secure authorized borrowings.

The Clerk and the Treasurer shall each have the custody of the seal of the Company and each shall have the power to affix the same to certificates of stock and to other documents and instruments, the execution of which in the name of the Company may be required.

The Assistant Treasurers, if any, unless otherwise directed by the Board, the Executive Committee or the Chief Executive Officer, shall each have and may exercise all of the powers of the Treasurer in his/her absence, and the Assistant Treasurers may also exercise all of the powers of the Treasurer in his/her absence, and the Assistant Treasurers may also exercise such additional powers as may be assigned by the Treasurer or as may be specifically designated by the Chief Executive Officer, by the Executive Committee or by the Board.

5.2.6 Secretary. The Secretary shall record or cause to be recorded the proceedings and actions of all meetings of the Board of Directors and the Executive Committee and shall perform such other duties as may be assigned by the Board.

Article VI
Dividends, Fiscal Year

Sec. 6.1 Dividends.

Dividends of cash, capital stock of the Company or other property may be declared by the Board of Directors in its discretion from such funds and/or accounts as may be lawfully available therefore.

Sec. 6.2 Fiscal Year.

The Fiscal year of the Company shall be the calendar year.

Article VII
Indemnification

Sec. 7.1 General.

Subject to Section 7.4 of this Article VII, the Company shall in all cases indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, trustee, partner, fiduciary, employee or agent of another corporation, limited liability company, partnership, joint venture, trust, pension or other employee benefit plan or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement to the extent actually and reasonably incurred by that person in connection with such action, suit or proceeding; provided that no indemnification may be provided for any person with respect to any matter as to which that person shall be been finally adjudicated:

  not to have acted honestly or in the reasonable belief that his or her action was in or not opposed to the best interests of the Company or its stockholders or, in the case of a person serving as a fiduciary of any employee benefit plan or trust, in or not opposed to the best interests of that plan or trust, or its participants or beneficiaries; or
  with respect to any criminal action or proceeding, to have had reasonable cause to believe that his or her conduct was unlawful.

The termination of any action, suit or proceeding by judgment, order or conviction adverse to that person, or by settlement or plea of nolo contendere or its equivalent, shall not of itself create a presumption that such person did not act honestly or in the reasonable belief that his or her action was in or not opposed to the best interests of that plan or trust or its participants or beneficiaries and, with respect to any criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

Sec. 7.2 Derivative Actions.

Notwithstanding any provision of Section 7.1 and 7.4, the Company shall not indemnify any person with respect to any claim, issue or matter asserted by or in the right of the Company as to which that person is finally adjudicated to be liable to the Company unless the court in which the action, suit or proceeding was brought shall determine that, in view of all the circumstances of the case, that person is fairly and reasonably entitled to indemnity for such amounts as the court shall deem reasonable.

Sec. 7.3 Special right to Indemnification in Certain Cases.

Any provisions of Section 7.1, 7.2 or 7.4 to the contrary notwithstanding, to the extent that a director, officer, employee or agent of the Company, or any other person whom the Company has authority to indemnify under Section 7.1, has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Sections 7.1 or 7.2, or in defense of any claim, issue or matter therein, that person shall be indemnified against expenses, including attorney’s fees, actually and reasonably incurred in connection therewith. The right to indemnification granted by this subsection may be enforced by a separate action against the Company, if an order for indemnification is not entered by a court in the action, suit or proceeding wherein that director, officer, employee, agent or other person was successful on the merits or otherwise.

Sec. 7.4 Determination in Specific Cases.

Any indemnification under Section 7.1 unless ordered by a court or required by these Bylaws, shall be made by the Company only as authorized in each specific case upon a determination that indemnification of any director, officer, employee, agent or other person is consistent with the terms of this Article VII. Such determination shall be made by the Board of Directors by a majority vote of a quorum consisting of directors who are not seeking indemnification or, if such a quorum is not obtainable, or even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion. Such a determination once made may not be revoked and, upon the making of that determination, the director, officer, employee, agent or other person may enforce the indemnification against the Company by a separate action notwithstanding any attempted or actual subsequent action by the Board of Directors.

Sec. 7.5 Advancement of Expenses.

Expenses incurred in defending a civil, criminal, administrative or investigative action, suit or proceeding may be authorized and paid by the Company in advance of the final disposition of that action, suit or proceeding upon a determination made in accordance with the procedure established in Section 7.4 that, based solely on the facts then known to those making the determination and without further investigation, the person seeking indemnification satisfied the standard of conduct prescribed by Section 7.1, and upon receipt by the Company of:

(i) a written undertaking by or on behalf of the person to repay the amount if that person is finally adjudicated:

(a) not to have acted honestly or in the reasonable belief that such person’s action was not in or not opposed to the best interests of the Company or its stockholders or, in the case of a person serving as a fiduciary of an employee benefit plan or trust, in or not opposed to the best interests of such plan or trust or its participants or beneficiaries;

(b) with respect to any criminal action or proceeding, to have had reasonable cause to believe that the person’s conduct was lawful; or

(c) with respect to any claim, issue or matter asserted in any action, suit or proceeding brought by or in the right of the Company, to be liable to the Company, unless the court in which that action, suit or proceeding was brought permits indemnification in accordance with Subsection 2 ; and

(ii) a written affirmation by the person that he or she has met the standard of conduct necessary for indemnification by the Company as authorized in this Section.

The undertaking required by Paragraph (i) shall be an unlimited general obligation of the person seeking the advance, but need not be secured and may be accepted without reference to financial ability to make the repayment.

Sec. 7.6 Rights Not Exclusive; Enforceable by Separate Action.

The indemnification and entitlement to advances of expenses provided by this Article shall not be deemed exclusive of any rights to which those indemnified may be entitled under any agreement, vote of stockholders or disinterested Directors or otherwise, both as to action in that person’s official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, agent, trustee partner or fiduciary and shall inure to the benefit of the heirs and personal representatives of such a person. A right to indemnification required by this Article may be enforced by a separate action against the Company, if an order for indemnification has not been entered by a court in any action, suit or proceeding in respect to which indemnification is sought.

Sec. 7.7 Insurance.

The Company shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, trustee, partner, fiduciary, employee or agent of another corporation, partnership, joint venture, trust, pension or other employee benefit plan or other enterprise against any liability asserted against that person and incurred by that person in any such capacity, or arising out of that person’s status as such, whether or not the Company would have the power to indemnify that person against such liability under this Section.

Sec. 7.8 Miscellaneous.

For purposes of this Article, references to the "Company" shall include, in addition to the surviving corporation or new corporation, any participating corporation in a consolidation or merger. For purposes of this Article, the Company shall be deemed to have requested a person to serve an employee benefit plan whenever the performance by him or her of his or her duties to the Company also imposes duties on, or otherwise involves services by, him to the plan or participants or beneficiaries of the plan; excise taxes assessed on a person seeking indemnification with respect to an employee benefit plan pursuant to applicable law shall be deemed "fines"; and action taken or omitted by him or her with respect to an employee benefit plan in the performance of his or her duties for a purpose reasonably believed by him or her to be in the interests of the participants or beneficiaries of the plan shall be deemed to be for a purpose which is in the best interests of the Company.

Sec. 7.9 Amendment.

Any amendment, modification or repeal of this Article VII shall not deny, diminish or otherwise limit the rights of any person to indemnification or advance hereunder with respect to any action, suit or proceeding arising out of any conduct, act or omission occurring or allegedly occurring at any time prior to the date of such amendment, modification or repeal.

Article VIII
Amendment of Bylaws

These Bylaws may be altered or amended by the Board of Directors at any meeting, the notice for which shall include such proposed amendment in respect of all matters, except where by its nature the matter requires an amendment to the Articles of Incorporation of the Company.

Article IX
Use of Pronouns

Use of the masculine gender in these Bylaws shall be considered to represent either masculine or feminine gender wherever appropriate.

Article X
Date of Adoption

These Bylaws were adopted by the Board of Directors of the Company and became effective September 12, 2001.

EXHIBIT 10.3
BAR HARBOR BANKSHARES
and its Subsidiaries
INCENTIVE STOCK OPTION PLAN OF 2000

 1. Purpose of the Plan

The purpose of this Stock Option Plan ("Plan") is to aid Bar Harbor Bankshares, ("'Corporation") and Bar Harbor Banking & Trust Company (the "Bank") and any other Subsidiary of the Corporation ("Other Subsidiary") in securing and retaining employees of outstanding ability by making it possible to offer them an increased incentive, in the form of a proprietary interest in the Corporation, to join or continue in the service of the Corporation, Bank, and/or Other Subsidiary and to increase their efforts for its welfare and success.

2. Definitions

As used in this Plan, the following words shall have the following meanings:

(a) "Bank" means Bar Harbor Banking & Trust Company, a Maine banking corporation, which is a wholly-owned subsidiary of Bar Harbor Bankshares, Inc.;

(b) "Board" means the Board of Directors of the Corporation;

(c) "Code" means the Internal Revenue Code of 1986, as amended;

(d) "Common Stock" means the $2.00 par value common stock of Bar Harbor Bankshares, Inc.;

(e) "Compensation Committee" shall be the committee appointed by the Board whose duties shall include the administration of this Plan.

(f) "Corporation" means Bar Harbor Bankshares, a Maine corporation with its principal office located in Bar Harbor, Maine;

(g) "Disability" means the Participant's inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than twelve (12) months;

(h) "Employee" means any person in the regular year-round, full-time and year-round, part-time common law employment of the Corporation or any Subsidiary, as an executive or non- executive officer or employee thereof;

(i) "Incentive Stock Option" means a stock option to purchase shares of Common Stock, which is intended to qualify as an incentive stock option defined in Code Section 422;

(j) "Options" means an Incentive Stock Option;

(k) "Parent" means any corporation in an unbroken chain of corporations if each of the corporations owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain;

(l) "Participant" means a person to whom an Option is granted that has not expired and ceased to be exercisable under the Plan; and

(m) "Subsidiary" means any corporation other than the Corporation in an unbroken chain of corporations beginning with the Corporation if each of the corporations other than the last corporation in the unbroken chain owns fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

3. Administration of Plan

The Plan shall be administered by the Compensation Committee. In the event that a director of the Board is eligible to be selected for the grant of an Option, during such membership as a director, such director shall recuse himself or herself and not participate in the discussion nor vote on the award of the Option to him or her. The Compensation Committee shall have the power and authority to administer, construe and interpret the Plan, to make rules for carrying it out and to make changes in such rules.

4. Granting of Options and $100,000 Limitation

The Board may from time to time grant Options under the Plan to such Employees and subject to the limitations of paragraph (a) of Section 7, for such number of shares as the Board may determine after receiving recommendations from the Compensation Committee or the executive officer of the Corporation, Bank, and/or Other Subsidiary that employs the Participant. Subject to the provisions of the Plan, the Board may impose such terms and conditions as it deems advisable on the grant of an Option. Any of the foregoing to the contrary notwithstanding, the following limitations shall apply to the grant of any Incentive Stock Option:

(a) The aggregate fair market value, determined at the time of the Incentive Stock Option is granted, of the stock exercised by a Participant for the first time during any calendar year shall not exceed $100,000.

(b) Any Option granted to a Participant, who immediately before such grant owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock either of the Corporation or any Subsidiary shall not be a Incentive Stock Option, unless (i) at the time such Option is granted the Option price per share is not less than once hundred ten percent (110%) of the optioned stock’s then fair market value; and (ii) the Option shall not be exercisable after the expiration of five (5) years from the date of the grant of the Option.

5. Terms of Options

The terms of each Option granted under the Plan shall be as determined from time to time by the Board and shall be set forth in an Incentive Stock Option Agreement in a form attached hereto as Exhibit "A" for Participants who are Bank employees and Exhibit B for Participants who are employees of Other Subsidiaries and approved by the Board; provided, however, the terms of such agreement shall not exceed the following limitations:

(a) Subject to Paragraph (b) of Section 4 with regard to 10% owners, the Option price per share shall not be less than one hundred percent (100%) of the fair market value of the optioned stock at the time the Option is granted.

(b) Subject to paragraph (e) of this Section, the Option shall be exercisable in whole or in part from time to time during the period beginning on date of grant of the Option, and ending no later than the expiration of ten (10) years from the date of grant to the Option, unless an earlier expiration date shall be stated in the Option or the Option shall cease to be exercisable pursuant to paragraph (d) of this Section 5.

(c) Payment in full of the Option price for shares purchased pursuant to an Option shall be made upon exercise of the Option (in whole or in part) and shall be made in cash, except as otherwise provided in Section 6.

(d) If a Participant’s employment with the Corporation, the Bank, and/or Other Subsidiary terminates, the following rules shall apply:

(i) If a Participant’s employment with the Corporation, the Bank, and/or Other Subsidiary terminates other than by reason of the Participant’s death, disability or retirement after reaching age 65, the Participant’s Option shall thereupon expire and cease to be exercisable upon the expiration of the earlier of ten (10) years from the date of grant of the Option, or three (3) months from the date of such termination.

(ii) If the Participant’s employment with the Corporation, the Bank, and/or Other Subsidiary terminates by reason of his death, the Participant’s Option shall terminate and cease to be exercisable upon the expiration of the earlier of ten (10) years from the date of grant of the Option, or one (1) year from the date of death. Such Option may be exercised by the duly appointed personal representative of the deceased Participant’s estate.

(iii) If a Participant’s employment with the Corporation, the Bank, or Other Subsidiary terminates by reason of Disability, the Participant’s Option shall terminate and cease to be exercisable upon the expiration of the earlier of ten (10) years from the date of grant of the Option, or one (1) year from the date of such termination in the case of disability.

(iv) If a Participant’s employment with the Corporation, the Bank, or Other Subsidiary terminates by reason of retirement after reaching age 65 (other than for Disability), the Participant’s Option shall expire and cease to be exercisable upon the expiration of the earlier of ten (10) years from the date of grant of the Option, or three (3) months from the date of such termination.

(v) Notwithstanding anything contained herein to the contrary, if a Participant’s employment with the Corporation, the Bank, and/or Other Subsidiary is terminated for case (fraud, embezzlement, failure to perform job responsibilities, etc.) as determined by the Board, in the Board’s sole discretion, or if a Participant completes with the Corporation, the Bank, or Other Subsidiary, any Option granted to that Participant shall be immediately revoked and terminated and the Participant shall have no further rights under this Plan. For purposes of this Plan, competition with the Corporation, the Bank, or Other Subsidiary shall include direct or indirect ownership of or employment with a financial services business within a 100 mile radius of any office operated by the Corporation or any of its Subsidiaries.

(e) Notwithstanding any other provision herein, the options granted hereunder shall vest as set forth in a vesting schedule to be determined by the Board at the time the Options are granted and such vesting schedule shall be set forth in the Incentive Stock Option Agreement executed at the time the Option is granted.

In the event that the Corporation has a change of control in which

(i) 51% or more of the stock of the Corporation is acquired or

(ii) the Corporation is merged or consolidated with another corporation in an acquisition transaction or

(iii) the Corporation sells substantially all of the assets of the Corporation, or

(iv) the Bank or Other Subsidiary which employs the Participant is merged or consolidated with another entity not owned at least 50% by the Corporation or

(v) such Bank or Other Subsidiary which employs the Participant has a change of control in which 51% or more of the stock of the Bank is acquired or

(vi) such Bank sells substantially all of its assets,

then immediately prior to any such transaction, the vesting schedule shall not be applicable and the holder of any options granted hereunder shall be 100% vested in such options, subject to the other terms and conditions herein.

6. Exercise of Options

The holder of an Option who decides to exercise the Option in whole or in part shall give notice to the Secretary of the Corporation of such exercise in writing on a form approved by the Board. Any exercise shall be effective as of the date specified in the notice of exercise, but not earlier than the date the notice of exercise and payment in full of the Option price in cash is actually received and in the hands of the Secretary of the Corporation. However, in lieu of making a cash payment, the holder of an Option (a) may deliver or cause to be withheld from the Option shares, shares of Common Stock (valued at their fair market value on the date of exercise, determined by the Board of Directors) in satisfaction of all or any part of the exercise price or (b ) if approved by the Board of Directors, delivery of an interest bearing promissory note, payable to the Corporation or the Bank with interest, collateral, and under terms prescribed by the Corporation or the Bank, in payment of all or part of the exercise price at the time of exercise.

7. Limitations and Conditions

(a) The total number of shares of Common Stock that may be optioned as Incentive Stock Options under the Plan is Four Hundred Fifty Thousand (450,000) shares of Bar Harbor Bankshares, -- $2.00 par value common stock. Such total number of shares may consist, in whole or in part, of unissued shares or reacquired shares. The foregoing numbers of shares may be increased or decreased by the events set forth in Section 9.

(b) There shall be no limitations on the amount of shares of Common Stock that may be optioned as Incentive Stock Options under the Plan as set forth in Section 7(a) above, on an annual basis. The amount of shares to be optioned, within the total limitation set forth in Section 7(a) above, shall be determined solely at the discretion of the Board as set forth herein. If there is a proposed acquisition, merger, change of control or other takeover of the Corporation or the Bank that employs the Participant as provided for in Section 5(e) of this Plan, the Board, at its sole discretion, may issue any options authorized under this Plan but unissued prior to such time.

(c) Any shares that have been optioned that cease to be subject to an Option (other than by reason of exercise of the Option) shall again be available for option and shall not be considered as having been theretofore optioned.

(d) No Option shall be granted under the Plan after October 3, 2010, (10 years after the effective date, which effective date is the date this Plan is approved by the Corporation's shareholders), and the Plan shall terminate on such date, but Options theretofore granted may extend beyond that date in accordance with the Plan. At the time an Option is granted or amended or the terms or conditions of an Option are changed, the Board may provide for limitations or conditions on the exercisability of the Option.

(e) An Option shall not be transferable by the Participant otherwise than by Will or by the laws of descent and distribution. During the lifetime of the Participant, an Option shall only be exercisable by the Participant.

(f) No person shall have any rights of a stockholder as to shares under option until, after proper exercise of the Option, such shares shall have been recorded on the Corporation's official stockholder records as having been issued or transferred.

(g) The Corporation shall not be obligated to deliver any shares until there has been compliance with such laws or regulations as the Corporation may deem applicable. The Corporation shall use its best efforts to effect such compliance. In addition to the foregoing and not by way of limitation, the Corporation may require that the person exercising the Option represent and warrant at the time of such exercise that any shares acquired by exercise are being acquired only for investment and without any present intention to sell or distribute such shares, if, in the opinion of counsel for the Corporation, such a representation is required under the Securities Act of 1933 or any other applicable law, regulation or rule of any governmental agency.

8. Transfers and Leaves of Absence

For the purposes of the Plan: (a) a transfer of a Participant's employment without an intervening period from the Corporation to a Subsidiary or vice versa, or from one Subsidiary to another or from Parent to Subsidiary or vice versa, shall not be deemed a tennination of employment, and (b ) an Employee who is granted in writing a leave of absence of no more than ninety (90) days, or if more than ninety (90) days, which guarantees his employment with the Corporation, the Bank, or Other Subsidiary at the end of such leave, shall be deemed to have remained in the employ of the Corporation, the Bank, or Other Subsidiary during such leave of absence.

9. Stock Adjustments

In the event of any merger, consolidation, stock dividend, split-up, combination or exchange of shares or recapitalization or change in capitalization, the total number of shares set forth in paragraph (a) of Section 7 shall be proportionately and appropriately adjusted. In any such case, the number and kind of shares that are subject to any Option (including any Option outstanding after termination of employment) and the Option price per share shall be proportionately and appropriately adjusted without any change in the aggregate Option price to be paid therefor upon the exercise of the Option. The determination by the Board as to the terms of any of the foregoing adjustments shall be conclusive and binding.

10. Amendments and Termination

(a) The Board shall have the power to amend the Plan, including the power to change the amount of the aggregate fair market value of the shares for which any Employee may be granted Incentive Stock Options under Section 4 to the extent provided in Code Section 422. It shall not, however, except as otherwise provided in the Plan, increase the maximum number of shares authorized for the Plan, nor change the class of eligible employees to other than Employees as defined herein, nor reduce the basis upon which the minimum Option price is determined, nor extend the period within which Options under the Plan may be granted, nor provide for an Option that is exercisable during a period of more than ten (10) years from the date it is granted. It shall have no power (without the consent of the person or persons at the time entitled to exercise the Option) to change the terms and conditions of any Option after the Option is granted in a manner that would adversely affect the rights of such persons except to the extent, if any, provided in the Option.

(b) The Board may suspend or terminate the Plan at any time. No such suspension or termination shall affect Options then in effect.

11. No Employment Right

The grant of an Option hereunder shall not constitute an agreement or understanding, expressed or implied, on the part of the Corporation, any Parent or any Subsidiary, to employ the Participant for any specified period and shall not confer upon any employee the right to continue in the employment of the Corporation, any Parent or any Subsidiary, nor affect any right which the Corporation, a Parent or Subsidiary may have to terminate the employment of such employee.

12. Effective Date

The Plan is adopted on and shall be effective as of October 3, 2000.
CORPORATION:

Bar Harbor Bankshares

/s/ John P. Reeves
John P. Reeves
Chairman of the Board

/s/ Dean S. Read
Dean S. Read
CEO and President

BTI FINANCIAL GROUP and its Subsidiaries

/s/ Dwight L. Eaton
Dwight L. Eaton
Chairman of the Board

EXHIBIT 21
SUBSIDIARIES OF THE REGISTRANT

Bar Harbor Bankshares has two wholly-owned operating subsidiaries. Namely:

  Bar Harbor Banking and Trust Company
  BTI Financial Group

BTI Financial Group was incorporated on August 16, 1999, as the holding company for three operating subsidiaries. Namely:

  Bar Harbor Trust Services
  Block Capital Management
  Dirigo Investments, Inc.

</PRE>