Form 10-Q
period 2002-03-31
BAR HARBOR BANKSHARES
filed 2002-05-15
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended March 31, 2002. Commission File No. 841105-D

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

Registrant’s telephone number, including area code: (207) 288-3314

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES: XX         NO:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2002:

                                        Common Stock: 3,245,770

                                                        TABLE OF CONTENTS

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
Bar Harbor Bankshares

We have reviewed the accompanying interim consolidated financial information of Bar Harbor Bankshares and Subsidiaries as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
May 10, 2002

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
(Dollar in thousands)

	March 31, 2002 (unaudited)	December 31, 2001
Assets
Cash and due from banks	$ 12,753	$ 17,355
Securities:
Available for sale, at market	116,761	106,743
Held to maturity (market value $27,863 and $24,943 at March 31, 2002 and December 31, 2001, respectively)	29,414	26,866
Other securities	457	8,464
Total securities	146,632	142,073
Loans	310,959	297,970
Allowance for possible loan losses	(4,376)	(4,169)
Loans, net of allowance	306,583	293,801
Premises and equipment	12,727	12,954
Other assets	19,989	21,020
TOTAL ASSETS	$498,684	$487,203

Liabilities
Deposits
Demand deposits	$ 37,399	$ 46,112
NOW accounts	46,312	45,685
Savings deposits	88,573	91,140
Time deposits	115,646	108,896
Total deposits	287,930	291,833
Securities sold under repurchase agreements	12,379	15,159
Borrowings from Federal Home Loan Bank	140,478	120,900
Other liabilities	5,358	6,773
TOTAL LIABILITIES	446,145	434,665

Commitments and contingent liabilities (Notes 4 and 5)
Shareholders’ Equity: Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares	7,287	7,287
Surplus	4,002	4,002
Retained earnings	44,467	43,875
Accumulated other comprehensive income Unrealized appreciation on securities available for sale, net of taxes of $683 and $880 at March 31, 2002, and December 31, 2001, respectively	1,325	1,707
Less: cost of 397,844 shares and 386,124 shares of treasury stock at March 31, 2002, and December 31, 2001, respectively	(4,542)	(4,333)

TOTAL SHAREHOLDERS’ EQUITY	52,539	52,538

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$498,684	$487,203

See Independent Accountant’s Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Dollars in thousands, except per share data)
(unaudited)

	2002	2001

Interest and dividend income:
Interest and fees on loans	$5,689	$6,007
Interest and dividends on securities and federal funds	2,275	2,755
Total interest and dividend income	7,964	8,762

Interest expense	3,148	4,477

Net interest income	4,816	4,285
Provision for possible loan losses	300	200
Net interest income after provision for possible loan losses	4,516	4,085

Noninterest income:
Trust and other financial services	651	965
Service charges on deposit accounts	349	558
Other service charges, commissions, and fees	58	53
Credit card service charges and fees	158	109
Other operating income	85	101
Net securities gains	39	--
Total noninterest income	1,340	1,786

Noninterest expenses:
Salaries and employee benefits	2,243	2,019
Occupancy expense	283	268
Furniture and equipment expense	372	360
Credit card expenses	120	97
Other operating expense	1,179	1,479
Total noninterest expenses	4,197	4,223

Income before income taxes	1,659	1,648
Income taxes	449	558

NET INCOME	$1,210	$1,090

Computation of Net Income Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,251,551	3,300,447
Effect of dilutive employee stock options	38,435	--
Diluted	3,289,987	3,300,447

NET INCOME PER SHARE
Basic	$0.37	$0.33
Diluted	$0.37	$0.33

Dividends per share	$0.19	$0.19

See Independent Accountant’s Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Dollars in thousands, except per share data)
(unaudited)
	CAPITAL STOCK	SURPLUS	RETAINED EARNINGS	NET UNREALIZED APPRECIATION (DEPRECIATION) ON SECURITIES AVAILABLE FOR SALE	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY

Balance, December 31, 2000	$7,287	$4,002	$42,854	$ (76)	$(3,560)	$50,507
Net income	--	--	1,090	--	--	1,090
Cumulative effect to record unrealized depreciation on securities held to maturity transferred to securities available for sale, net of tax benefit of $14	--	--	--	(28)	--	(28)
Net unrealized appreciation on securities available for sale, net of tax of $535	--	--	--	1,075	--	1,075
Total comprehensive income	--	--	1,090	1,047	--	2,137
Cash dividends declared ($0.19 per share)	--	--	(631)	--	--	(631)
Purchase of treasury stock (30,100 shares)	--	--	--	--	(449)	(449)
Balance March 31, 2001	$7,287	$4,002	$43,313	$ 971	$(4,009)	$51,564

Balance, December 31, 2001	$7,287	$4,002	$43,875	$1,707	$(4,333)	$52,538
Net income	--	--	1,210	--	--	1,210
Net unrealized depreciation on securities available for sale, net of tax benefit of $197	--	--	--	(382)	--	(382)
Total comprehensive income	--	--	1,210	(382)	--	828
Cash dividends declared ($0.19 per share)	--	--	(618)	--	--	(618)
Purchase of treasury stock (11,720 shares)	--	--	--	--	(209)	(209)
Balance March 31, 2002	$7,287	$4,002	$44,467	$1,325	$(4,542)	$52,539

See Independent Accountant’s Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Dollars in thousands)
(unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$ 1,210	$ 1,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	364	280
Provision for loan losses	300	200
Net amortization (accretion) of bond premium (discount)	(94)	4
Net change in other assets	1,228	589
Net change in other liabilities	(1,415)	(340)

Net cash provided by operating activities	1,593	1,823

Cash flows from investing activities:
Net change in Federal Funds sold	--	(18,000)
Purchases of securities held to maturity	(2,416)	--
Purchases of securities available for sale	(23,408)	--
Proceeds from maturity and principal paydowns of securities available for sale	7,788	2,784
Proceeds from call of securities available for sale	4,985	14,109
Net decrease(increase) in other securities	8,007	(37)
Net loans made to customers	(13,082)	(1,589)
Capital expenditures	(137)	(1,118)

Net cash used in investing activities	(18,263)	(3,851)

Cash flows from financing activities:
Net decrease in deposits	(3,903)	(8,013)
Net change in securities sold under repurchase agreements	(2,780)	1,608
Proceeds from Federal Home Loan Bank advances	23,800	20,000
Repayment of Federal Home Loan Bank advances	(7,122)	(26,804)
Net change in short term borrowed funds	2,900	16,152
Purchase of treasury stock	(209)	(449)
Payments of dividends	(618)	(631)

Net cash provided by financing activities	12,068	1,863

Net decrease in cash and cash equivalents	(4,602)	(165)
Cash and cash equivalents at beginning of period	17,355	10,580

Cash and cash equivalents at end of period	$12,753	$ 10,415

Non-cash transactions
Transfer from loans to other real estate owned	$ --	$ 25
Transfer of securities from held to maturity to available for sale	--	113,856

See Independent Accountant’s Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The income reported for the three months ended March 31, 2002 is not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain financial information which is normally included in financial statements in accordance with U. S. generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

Certain 2001 and prior year balances have been reclassified to conform with the 2002 financial presentation.

2. Effect of Recent Accounting Pronouncements

Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others," was issued in December 2001. The SOP is effective for financial statements issued for the fiscal years beginning after December 15, 2001. The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides. This statement does not affect the Company’s consolidated financial condition and results of operations.

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

THREE MONTHS ENDED MARCH 31, 2002
(Dollars in thousands)
(unaudited)

	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$4,806	$ 10	$ --	$4,816
Provision for loan losses	300	--	--	300
Net interest income after provision for loan losses	4,506	10	--	4,516
Non-interest income	724	672	(56)	1,340
Non-interest expense	3,199	937	61	4,197
Income (loss) before income tax	2,031	(255)	(117)	1,659
Income tax (benefit)	576	(87)	(40)	449
Net income (loss)	$1,455	$(168)	$ (77)	$1,210

THREE MONTHS ENDED MARCH 31, 2001
(unaudited)

	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$4,279	$ 6	$ --	$4,285
Provision for loan losses	200	--	--	200
Net interest income after provision for loan losses	4,079	6	--	4,085
Non-interest income	846	965	(25)	1,786
Non-interest expense	3,099	1,117	7	4,223
Income (loss) before income tax	1,826	(146)	(32)	1,648
Income tax (benefit)	618	(49)	(11)	558
Net income (loss)	$1,208	$ (97)	$ (21)	$1,090

4. Intangible Assets

The Company has goodwill with a carrying amount of $750,000 and $804,707 as of March 31, 2002, and 2001 respectively and $750,000 as of December 31, 2001. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, amortization of goodwill was discontinued and the goodwill will be evaluated for impairment. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 10 to 15 years. Prior to June 30, 2002 management will determine whether there has been impairment of the goodwill as of January 1, 2002.

Following is the effect on net income and earnings per share had amortization of goodwill not been recorded in each period presented.

For three months ended:
	March 31, 2002	March 31, 2001

Reported net income	$1,210	$1,090
Add: Goodwill amortization (net of tax)	--	12
Adjusted net income	$1,210	$1,102

Basic earnings per share:
Reported	$ 0.37	$ 0.33
Add: Goodwill amortization	--	--
Adjusted	$ 0.37	$ 0.33

Diluted earnings per share:
Reported	$ 0.37	$ 0.33
Add: Goodwill amortization	--	--
Adjusted	$ 0.37	$ 0.33

5. Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion, as well as certain other statement contained in this Form 10-Q, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of the Private Securities Litigation and Reform Act of 1995 (the "PSLRA"). You can identify these forward-looking statements by the use of words like "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. For these statements, the Company claims the protection of the safe harbor for forward-looking statements provided by the PSLRA. Forward looking statements include, but are not limited to, those made in connection with estimates with respect to the future results of operation, financial condition, and business of the Company and its subsidiaries which are subject to change based on the impact of various factors that could cause actual results to differ materially from those estimated. Those factors include but are not limited to: changes in general, economic and market conditions; the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the operation and investments of the financial services group and/or the Bank; significant changes in the economic scenario from that anticipated which could materially change credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiative designed to grow revenues and/or control expenses; and significant changes in accounting, tax, or regulatory practices or requirements. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the foregoing discussion, or elsewhere in this Form 10-Q. Certain amounts in the 2001 financial statements have been reclassified to conform to the presentation used in 2002 and prior years.

Unless otherwise noted, all dollars are expressed in thousands except per share data.

SUMMARY

The Company reported consolidated net income of $1,210, or $0.37 per fully diluted share, for the three months ended March 31, 2002. This compares with net income of $1,090 or $0.33 per fully diluted share for the first quarter of 2001, representing increases of 11.0% and 12.1% respectively. The return on average total assets was 0.97% for the first quarter of 2002, compared with 0.93% for the same period in the prior year. The return on average shareholders’ equity for the most recent quarter amounted to 9.21%, compared with 8.42% for the quarter ended March 31, 2001.

NET INTEREST INCOME

Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

The Company’s net interest income, on a fully tax equivalent basis, for the three months ended March 31, 2002 was $4,966, representing an increase of $660 or 15.3%, compared with $4,306 recorded for the same period in 2001. The increase in net interest income was principally attributed to $30,531 in average earning asset growth between periods, and a 31 basis point improvement in the Company’s net interest margin, from 4.01% to 4.32%.

Interest income - Interest income, on a fully tax equivalent basis, amounted to $8,114 for the quarter ended March 31, 2002, representing a decrease of $669, or 7.6%, when compared with $8,783 for the same period in 2001. Declining interest rates contributed $1,688 to the decreased interest income, offset by $1,019 in additional interest income generated by increased earning asset volume. In light of eight interest rate decreases and a 325 basis point drop in the federal funds targeted rate between reporting periods, the Company’s yield on average earning assets showed moderate declines. The yield on average earning assets declined 112 basis points to 7.06 % for the quarter ended March 31, 2002, when compared with 8.18% for the same period in 2001.

Loans - Average loans for the quarter ended March 31, 2002 totaled $305,187, representing an increase of $32,594, or 12.0%, when compared with the same period in 2001. The growth in average loans was entirely attributed to consumer real estate loans including home equity loans, which increased $34,533 compared with the same period in 2001. The tax equivalent yield on average loans between periods declined 138 basis points to 7.57% in the quarter ended March 31, 2002.

Investment securities - Average investment securities, including federal funds sold, money market funds and time deposits with other banks, totaled $160,946 for the quarter ended March 31, 2002, representing a decrease of $2,063, or 1.3% compared with the same period in 2001. The tax equivalent yield on investment securities declined 79 basis points to 6.09%, when compared with the same period in 2001.

Interest expense - Interest expense for the three months ended March 31, 2002 amounted to $3,148, representing a decrease of $1,329, or 29.7%, compared with the same period in 2001. The decrease in interest expense was principally attributed to a 166 basis point decline in the cost of interest bearing liabilities, from 4.88% to 3.22%, and was reflective of the significant declines in the federal funds targeted rate during the comparable period.

Deposits - Average deposit balances for the three months ended March 31, 2002 totaled $284,863 representing an increase of $14,761, or 5.5%, over the same period in 2001. Interest bearing deposits, which represent 86.5% of total deposits, increased $13,819, or 5.9%, over the same period in 2001. The growth in deposits was led by money market accounts, which are classified with savings, posting an increase of $18,948 or 27.2%, followed by NOW accounts, posting an increase $4,809 or 11.6%. The growth in money market account balances was partially offset by a decline in time accounts, presumably because of depositors’ unwillingness to commit to longer-term fixed rate investments during a period of historically low interest rates. Brokered certificates of deposit amounted to $2,485 during the quarter ended March 31, 2002, whereas none were outstanding for the same period in 2001. For the quarter ended March 31, 2002, the average cost of interest bearing deposits amounted to 2.46% compared with 4.05% for the same period in 2001, representing a decrease of 159 basis points.

Borrowed funds - Average borrowings for the quarter ended March 31, 2002 amounted to $150,327, representing an increase of $10,613, or 7.6%, compared with the first quarter of 2001. The increase in borrowings between periods was exclusively utilized to fund loan growth. During the first quarter of 2002, the average cost of borrowings amounted to 4.46%, representing a decrease of 180 basis points compared with the same period in 2001.

The following table sets forth an analysis of net interest income by each major category of interest earning assets on a fully tax equivalent basis, and interest bearing liabilities for the three months ended March 31, 2002, and 2001 respectively.

ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
MARCH 31, 2002, AND 2001

		2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans(1)	$ 305,187	$5,696	7.57%	$272,593	$6,017	8.95%
Investment securities	151,927	2,374	6.34%	156,465	2,674	6.93%
Fed Funds sold, money market funds, and time deposits with other banks	9,019	44	1.98%	6,544	92	5.70%
Total Investments	160,946	2,418	6.09%	163,009	2,766	6.88%
Total Earning Assets	466,133	8,114	7.06%	435,602	$8,783	8.18%

Non Interest Earning Assets:
Cash and due from banks	7,148			9,230
Other assets (2)	24,844			24,251
Total Assets	$ 498,125			$469,083

Interest Bearing Liabilities:
Deposits	$246,367	$ 1,493	2.46%	$232,548	$2,321	4.05%
Securities sold under repurchase agreements	14,353	82	2.32%	13,054	149	4.63%
Other borrowings	135,974	1,573	4.69%	126,660	2,007	6.43%
Total Borrowings	150,327	1,655	4.46%	139,714	2,156	6.26%
Total Interest Bearing Liabilities	396,694	3,148	3.22%	372,262	4,477	4.88%
Rate Spread			3.84%			3.30%

Non Interest Bearing Liabilities:
Demand deposits	38,496			37,554
Other liabilities	10,366			7,470
Total Liabilities	445,556			417,286
Shareholders' Equity	52,569			51,780
Total liabilities and Shareholders' Equity	$498,125			$469,066
Net Interest Income and Net Interest Margin (3)		4,966	4.32%		4,306	4.01%
Less: Tax Equivalent Adjustment		(150)			(21)
Net Interest Income		$ 4,816			$ 4,285

  For the purpose of these computations, non-accrual loans are included in average loans.
  For the purpose of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets
  For the purpose of these computations, reported on a tax equivalent basis.

The following table sets forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities, and changes in average rates on such assets and liabilities. The income from tax-exempt assets has been adjusted to a fully tax equivalent basis, thereby allowing a uniform comparisons to be made. Because of the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories in proportion to the relationships of the absolute dollar amounts of the change in each.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED MARCH 31, 2002, AND 2001
Increases(Decreases) Due to

	VOLUME	RATE	NET

Loans (1)	$ 960	$(1,281)	$(321)
Taxable investment securities	(466)	(310)	(776)
Non-taxable investment securities (1)	477	(1)	476
Federal funds sold, money market funds, and time deposits with other banks	48	(96)	(48)

TOTAL EARNING ASSETS	1,019	(1,688)	(669)

Deposits	147	(975)	(828)
Securities sold under repurchase agreements and short term borrowings	16	(83)	(67)
Other borrowings	160	(594)	(434)
TOTAL INTEREST BEARING LIABILITIES	323	(1,652)	(1,329)
NET CHANGE IN NET INTEREST INCOME (1)	$ 696	$ (36)	$ 660

(1) Reported on tax equivalent basis

OTHER OPERATING INCOME AND EXPENSES

In addition to net interest income, non-interest income is a significant source of revenue for Bar Harbor Bankshares and an important factor in the Company’s results of operations. Likewise, non-interest expense represents a significant category of expense for the Company.

For the three months ended March 31, 2002 non-interest income amounted to $1,340 compared with $1,786 for the same period in 2001, representing a decrease of $446, or 25.0%. Total non-interest expense amounted to $4,197 compared with $4,223 in the first quarter of 2001, representing a decrease of $26.

As more fully disclosed in Note 3 to the consolidated financial statements, the Company manages and operates two major lines of business: Community Banking and Financial Services. The following discussion and analysis of other operating income and expenses focuses on each business segment separately:

Community Banking
Three Months Ended March 31, 2002 and 2001

	2002	2001	Change	Change
Non-interest income	$ 724	$ 846	$122	14.4%
Non-interest expense	$3,199	$3,099	$100	3.2%

Non-interest income: Non-interest income from Community Banking represented 54.0% of the Company’s total first quarter non-interest income. For the three months ended March 31, 2002, the Banks non-interest income amounted to $724, compared with $846 during the same period in 2001, representing a decrease of $122, or 14.4%.

The decrease in non-interest income was entirely attributed to a decline in service charges on deposit accounts. In December of 2000 the Bank implemented various product and service fee enhancements and improved its management over fee waivers. As was anticipated, the initial impact on fee income was not fully sustained in the months following implementation, as small accounts were consolidated and certain customer habits, including overdraft activity, showed a substantial change.

Non-interest expense: Non-interest expense from Community Banking represented 76.2% of the Company’s total non-interest income for the period ended March 31, 2002. For the three months ended March 31, 2002 the Banks non-interest expense amounted to $3,199, compared with $3,099 during the same period in 2001, representing an increase of $100, or 3.2%.

The increase in non-interest expense is principally attributed to increases in salaries and employee benefits. Throughout 2001 staff additions were made in customer service, credit administration and operational areas of the Bank, the full impact of which is currently reflected.

Financial Services
Three Months Ended March 31, 2002 and 2001

	2002	2001	Change	Change
Non-interest income	$672	$ 965	$293	30.4%
Non-interest expense	$937	$1,117	$180	16.1%

Non-interest income: Non-interest income from Financial Services (BTI Financial Group) represented 50.1% of the Company’s total non-interest income for the period ended March 31, 2002. For the three months ended March 31, 2002 non-interest income at BTI Financial Group amounted to $672, compared with $965 during the same period in 2001, representing a decrease of $293, or 30.4%.

Included in BTI’s first quarter 2002 non-interest income is an adjustment of $162, representing a more accurate accrual of fee income. Excluding this adjustment, fee income actually declined $131, or 13.6%. The decline in fee income is principally attributed to a significant decline in the market value of assets under management at Block Capital Management and Bar Harbor Trust Services. Fees charged to clients are derived principally from the market values of assets managed. At March 31, 2002, assets under management totaled $234,002, compared with $258,982 for the same period in 2001, representing a decrease of $24,980, or 9.6%. First quarter fee income at Dirigo Investments also declined, and was principally due to recent changes in management and staff.

Non-interest expense: Non-interest expense from Financial Services represented 22.3% of the Company’s non-interest expense for the three months ended March 31, 2002. For the three months ended March 31, 2002 BTI’s non-interest expense amounted to $937, compared with $1,117 during the same period in 2001, representing a decrease of $180, or 16.1%.

Included in the first quarter 2001 non-interest expense are marketing campaign expenses totaling $172, as compared with $6 in the quarter ended March 31, 2002. Occupancy expenses for the period ended March 31, 2002 are $77 greater than the same period in 2001, and are a result of BTI’s purchase and renovation of a new headquarters complex located in Ellsworth Maine, and occupied in May 2001. Salary and benefits expense for the three-month period ended March 31, 2002 declined $45, or 9.4%, compared with the same period in 2001, and are the result of recent management changes and restructuring efforts.

INCOME TAXES

The effective tax rate for the three months ended March 31, 2002 was 27.1%, as compared with 33.9% for the same period of 2001. This decrease was principally attributed to the addition of $25,067 in tax-exempt investment securities to the Banks investment securities portfolio.

LOAN PORTFOLIO

The following table represents the components of the Bank’s loan portfolio as of March 31, 2002 and December 31, 2001:

Summary of Loan Portfolio
March 31, 2002, and December 31, 2001

	March 31, 2002		December 31, 2001

Real estate loans
Construction and development	$ 16,828	5.41%	$ 20,348	6.83%
Mortgage	240,596	77.37%	229,634	77.07%
Loans to finance agricultural
production and other loans to farmers	6,681	2.15%	7,149	2.40%
Commercial and industrial loans	30,838	9.92%	22,158	7.43%

Loans to individuals for household,
family and other personal expenditures	13,870	4.46%	13,918	4.67%
All other loans	2,146	0.69%	3,699	1.24%
Real estate under foreclosure	--	0.00%	1,064	0.36%

TOTAL LOANS	310,959	100.00%	297,970	100.00%

Less: Allowance for possible loan losses	4,376		4,169

NET LOANS	$ 306,583		$ 293,801

Total loans – Total loans at March 31, 2002 amounted to $310,959 as compared with $297,970 at December 31, 2001, representing an increase of $12,989, or 4.4%. The growth in the loan portfolio was the principal factor underlying the $12,782 increase in the Company’s total assets compared with December 31 2001.

Loan growth during the quarter ended March 31, 2002 was principally attributed to consumer real estate and home equity loans, posting an increase over 2001 year-end of $13.2 million, or 7.7%. Much of this activity carried over from commitments made in late 2001 and, to a lesser extent, construction loans migrating to permanent financing. Commercial and industrial loans also showed strong growth during the quarter, increasing $8,680 or 39.2%. Growth in this category was attributed to new relationships as well as existing ones using their credit lines to build seasonal inventory levels. The decrease in all other loans was principally due to a decline in tax-exempt municipal loans, because of aggressive pricing in the Bank’s marketplace.

Credit Risk – Credit risk is managed through loan officer authorities, loan policies, the Bank’s Senior Loan Committee, oversight from the Bank’s Senior Credit Officer, and the Bank’s Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

Non-performing loans - Non-performing loans include loans on non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans for the periods indicated:

TOTAL NONPERFORMING LOANS
MARCH 31, 2002, DECEMBER 31, 2001, AND MARCH 31, 2001

	March 31, 2002	December 31, 2001	March 31, 2001

Loans accounted for on a non-accrual basis	$2,073	$2,191	$1,010
Accruing loans contractually past due 90 days or more	227	151	6,758
	$2,300	$2,342	$7,768

Allowance for loan losses to non-performing loans	190%	178%	54%
Non-performing loans to total loans	0.74%	0.79%	2.85%
Allowance for loan losses to total loans	1.41%	1.40%	1.54%

At March 31, 2002, total non-performing loans amounted to $2,300, or 0.74% of total loans, and stood at its lowest level over the past five years.

Allowance for loan losses and provision – The allowance for possible loan losses ("allowance") is available to absorb losses on loans. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated quarterly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration.

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

During the quarter ended March 31, 2002, the Company provided $300 to the allowance for loan losses compared with $200 for the same period in 2001. Net loans charged off in the three months ended March 31, 2002 amounted to $93 compared with $242 for the same period in 2001.

The following table details changes in the allowance and summarizes loan loss experience for the periods shown.

Summary of Loan Loss Experience
Three Months Ended
March 31, 2002, December 31, 2001 and March 31, 2001

	March 31 2002,	December 31, 2001	March 31, 2001

Balance at beginning of period	$ 4,169	$ 3,986	$ 4,236
Charge offs:
Commercial,financial, agricultural, others	38	142	98
Real estate loans
Real estate-construction	--	--	--
Real estate-mortgage	67	89	39
Installments and other loans to individuals	34	87	138
Total charge offs	139	318	275

Recoveries:
Commercial, financial, agricultural, others	20	75	9
Real estate loans
Real estate-construction	--	--	--
Real estate-mortgage	7	62	14
Installments and other loans to individuals	19	14	10
Total recoveries	46	151	33

Net charge offs	93	167	242
Provision charged to operations	300	350	200

Balance at end of period	$ 4,376	$ 4,169	$ 4,194

Average loans outstanding during period	$305,187	$294,230	$272,593

Net charge offs to average loans outstanding during period	0.03%	0.06%	0.09%

The following table presents the breakdown of the allowance by loan type at March 31, 2002 and December 31, 2001.

ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
at March 31, 2002, and December 31, 2001

	March 2002		December 2001
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial, financial, and agricultural	$1,988	12.07%	$1,387	9.84%
Real estate loans:
Real estate-construction	112	5.41%	135	6.83%
Real estate-mortgage	1,598	77.37%	1,525	77.42%
Installments and other loans
to individuals	516	4.46%	855	4.67%
Other	--	0.69%	--	1.24%
Unallocated	162	0.00%	267	0.00%
TOTAL	$4,376	100.00%	$4,169	100.00%

At March 31, 2002, the adequacy analysis resulted in a need for specific reserves of $2,990, general reserves of $755, impaired reserves of $469, and other reserves of $162.

Specific reserves are determined by way of individual review of commercial loan relationships in excess of $250, combined with reserves calculated against total outstandings by category using the Company’s historical loss experience and other observable data. General reserves account for the risk and probable loss inherent in certain pools of industry and geographic concentrations within the portfolio. Impaired reserves consider all consumer loans over 90 days past due and impaired commercial loans which are fully reserved within the specific reserves via individual review and specific allocation of probable loss for loan relationships over $250, and pool reserves for smaller impaired loans. The Bank had no troubled debt restructurings during the period ended March 31, 2002, and all of its impaired loans were considered collateral dependent and were adequately reserved.

Loan delinquency levels have remained at low levels for several consecutive months. However, existing loan documentation and/or structural weaknesses for certain loans written in prior years continue to impede collection efforts in certain cases and have impacted the level of probable losses. These weaknesses are historical in nature and do not necessarily reflect current loan underwriting and documentation standards. The extent of these problems in the entire loan portfolio is not entirely known; however, it is known that such problems exist and, accordingly, the allowance incorporates this knowledge.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses at March 31, 2002 to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

CAPITAL RESOURCES

The Company and the Bank are subject to the risk based capital guidelines administered by the Bank regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.

As of March 31, 2002, the Company and its banking subsidiary are considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum leverage ratio of at least 5%.

The following table sets forth the Company’s regulatory capital at March 31, 2002 and December 31, 2001, under the rules applicable at that date.

	March 31, 2002		December 31, 2001
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$53,508	16.6%	$52,950	16.8%
Regulatory Requirement	25,797	8.0%	25,154	8.0%
Excess	$27,711	8.6%	$27,796	8.8%

Tier I Capital to Risk Weighted Assets	49,473	15.3%	49,017	15.6%
Regulatory Requirement	12,898	4.0%	12,577	4.0%
Excess	$36,575	11.3%	$36,440	11.6%

Tier I Capital to Average Assets	49,473	10.0%	49,017	10.3%
Regulatory Requirement	19,746	4.0%	18,997	4.0%
Excess	$29,727	6.0%	$30,020	6.3%

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from its banking subsidiary, Bar Harbor Banking and Trust Company. The Company declared dividends in the aggregate amount of $618 and $631 in the first three months of 2002 and 2001, respectively, at a rate of $0.19 per share. The Bank’s principal regulatory agency, the FDIC, currently limits Bank dividends to current earnings excluding securities gains while maintaining a Tier I leverage capital ratio of 8%, without prior approval. The Bank is in full compliance with these requirements and does not anticipate any impact on its ability to pay dividends at historical levels.

In November 1999, the Company announced a stock buyback plan. The Board of Directors of the Company has authorized the open market purchase of up to 10% of the Company’s outstanding shares of common stock, or 344,000 shares, with the program continuing through December 31, 2002. As of March 31, 2002, the Company had repurchased 197,844 shares of stock under the plan, at a total cost of $3,202 and an average price of $16.18. The Company holds the repurchased shares as treasury stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Asset/Liability Management – In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. The Bank, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit products offered within the markets served, as well as through the prudent use of borrowed funds.

The Bank’s objectives in managing its balance sheet are to preserve the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk.

Interest Rate Risk – Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the Bank’s net interest income. Interest rate risk arises naturally from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet.

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by the Asset/Liability Committee ("ALCO") and the Board of Directors.

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
  A 100, 200, 300 and 400 basis point rise or decline in interest rates applied against a parallel shift in the yield curve over a twelve- month period together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.
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

The following table summarizes the bank’s net interest income sensitivity analysis as of March 31, 2002, over one and two year horizons.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENERIO
MARCH 31, 2002

	-100 basis points	+200 basis points	+300 basis points

Year 1
Net interest income change ($)	($297)	$438	$627
Net interest income change (%)	-1.55%	2.29%	3.27%

Year 2
Net interest income change ($)	($1,516)	$1,339	$1,764
Net interest income change (%)	-7.19%	6.99%	9.21%

The Bank’s net interest income sensitivity position at March 31, 2002, did not significantly change as compared with December 31, 2001. While the Bank continued to extend fixed rate loans, the matched duration of funding sources mitigated the potential future impact on the net interest margin. The Company continues to be positively positioned in an upward rate environment over twelve and twenty-four month horizons, while moderately exposed in a sustained declining rate environment in year two of that horizon; a scenario management believes is not likely.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels and yield curve shape, prepayment speeds on loans and securities, deposit rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment/refinancing levels deviating from those assumed, the impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other such variables. The sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

When appropriate, ALCO may use off-balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate risk position. A policy statement, approved by the board of directors of the Bank, governs use of these instruments. There were no off-balance sheet instruments in place during 2001, or in the first quarter of 2002.

Liquidity Risk - Liquidity is measured by the Company’s ability to meet short-term cash needs at a reasonable cost or minimal loss. The Company seeks to obtain favorable sources of liabilities and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the Company’s ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions.

The Company actively manages its liquidity position through target ratios established under its asset/liability management policy. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Company to employ strategies necessary to maintain adequate liquidity.

The Company uses a basic surplus/deficit model to measure its liquidity over 30- and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Company’s policy is to maintain its liquidity position at a minimum of 5% of total assets. At March 31, 2002, liquidity, as measured by the basic surplus/deficit model, was 5.4% for the 30-day horizon. Including the Company’s unused line of credit at the Federal Home Loan Bank, which amounted to $46,900 basic surplus stood at 14.9%.

REGULATORY MATTERS

In the third quarter of 2001, the Bank entered into an agreement ("Agreement") with its principal regulators, the Federal Deposit Insurance Corporation ("FDIC") and the Maine Bureau of Financial Institutions ("BFI").

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Paul G. Ahern and Bonnie R. McFee, both former executive officers and employees of BTI, resigned their positions in January 2002 and have since made monetary demands for severance benefits under their employment agreements. Mr. Ahern was also a director of the Company until his resignation in January 2002. BTI disputes that either employee is entitled to the benefits that they have demanded, and arbitration proceedings have commenced under the terms of each employment agreement in order to determine the rights of the parties.

Both Mr. Ahern and Ms. McFee also have threatened other legal action against the Company and BTI, including the possible initiation of shareholder derivative actions. In response to this threatened legal action, and as provided for under Maine law, the Company has appointed an independent committee of directors to investigate the allegations and demands made by Mr. Ahern and Ms. McFee. That investigation is ongoing as of the date of this report.

In April 2002 the Company filed in Maine Superior Court, County of Hancock, complaints for declaratory relief against both Mr. Ahern and Ms. McFee seeking, among other things, declarations that: the demands made by Mr. Ahern and Ms. McFee are not the proper subjects of a shareholder derivative action in that they seek remedies not appropriate to such an action; neither Mr. Ahern nor Ms. McFee can fairly and adequately represent the interests of the Company or of its shareholders in connection with the shareholder derivative actions which they have threatened; and neither Mr. Ahern nor Ms. McFee have standing, or the right, to initiate the threatened shareholder derivative actions against the Company. This litigation is pending at the time of this report.

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Item 2 Changes in Securities and Use of Proceeds None

Item 3 Defaults Upon Senior Securities None

Item 4 Submission of Matters to a Vote of Security Holders

  The Annual meeting of the Company’s shareholders was held on May 7, 2002.
  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. There were no solicitations in opposition to the nominees for election to the Company’s Board of Directors as listed in the proxy statement.

The vote for Directors was as follows:
Nominee elected as Director	Term Expires	For	Against	Abstain

Thomas A. Colwell	2005	2,160,961	18,229	0
Dwight L. Eaton	2005	2,144,334	34,556	0
Cooper F. Friend	2005	2,151,230	27,659	0

Continuing members of the Board of Directors:
Name	Position

Joseph M. Murphy	Director
Dean S. Read	Director
Ruth S. Foster	Director
John P. Reeves	Chairman
Bernard K. Cough	Director

The vote to set the number of Directors for the ensuing year at nine was as follows:
For	Against	Abstain

2,148,334	15,951	14,905

The vote to ratify the Board of Directors’ selection of Berry, Dunn, McNeil & Parker as independent auditors of the Company and its Subsidiaries for the ensuing year was as follows:
For	Against	Abstain

2,110,943	8,305	59,943

Item 5 Other Information None

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits.
Exhibit Number

2	Plan of Acquisition, Reorganization, Agreement, Liquidation, or Succession	Incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

3.1 and 3.2	Articles of Incorporation and Bylaws

(i) Articles as amended July 11, 1995 are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission File Number 2-90171).

(ii) Bylaws as amended to date are incorporated by reference to Form 10-K, Item 14 (a)(3) filed with the Commission March 28, 2002.

10	Material Contracts

	10.1 Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987 (Commission File Number 0-13666).

	10.2 Paul Ahern Employment Contract	Incorporated by reference to Form 10-K filed with the Commission March 30, 2001.

10.3	Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filed with the Commission on March 28, 2002.

(b) Reports on Form 8-K

Current Reports on Form 8-K have been filed as follows:
Date Current Report Filed	Item	Description

February 6, 2002	5 – Other Events	Concerning the resignations of two Company executive employees, Mr. Paul Ahern and Ms. Bonnie McFee and resignation of Warren Cook as a Company Director.

February 8, 2002	5 – Other Events	Concerning an interview given by then Company President and CEO Dean S. Read, on February 6, 2002, and published in a financial industry newsletter on February 7, 2002.
February 28, 2002	5 – Other Events

Concerning the following:

(a) Hiring of Joseph M. Murphy as Company President and CEO effective February 25, 2002, and his election to Company Board of Directors.

(b) Election of Cooper F. Friend to Company Board of Directors effective February 25, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

/S/ Joseph Murphy

Date: May 14, 2002 Joseph Murphy

Chief Executive Officer

/S/ Gerald Shencavitz

Date: May 14, 2002 Gerald Shencavitz

Chief Financial Officer