Form 10-Q
period 2002-06-30
BAR HARBOR BANKSHARES
filed 2002-08-13
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended June 30, 2002. Commission File No. 841105-D

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

            YES: XX NO:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2002:

        Common Stock: 3,206,766

TABLE OF CONTENTS

		Page No.
PART 1	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

	Independent Accountants’ Review Report	3

	Financial Statements:

	Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	4

	Consolidated Statements of Income for the Three and Six Months ended June 30, 2002 and 2001	5

	Consolidated Statements of Changes in Shareholders’ Equity for the Six Months ended June 30, 2002 and 2001	6

	Consolidated Statements of Cash Flow for the Six Months ended June 30, 2002 and 2001	7

	Notes to Consolidated Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26-30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	30-31

Item 2.	Changes in Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31-32

Item 5	Other Information	32

Item 6	Exhibits and Reports on Form 8-K	32

	Signature Page	33

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
Bar Harbor Bankshares

We have reviewed the accompanying interim consolidated financial information of Bar Harbor Bankshares and Subsidiaries as of June 30, 2002, and for the three and six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with United States generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with United States generally accepted accounting principles.

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
August 06, 2002

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
(Dollars in thousands)

	June 30, 2002 (Unaudited)	December 31, 2001
Assets
Cash and due from banks	$ 10,003	$ 17,355
Securities:
Available for sale, at market	116,988	106,743
Held to maturity (market value $30,933 and $24,943 at June 30, 2002 and December 31, 2001, respectively)	31,541	26,866
Other securities	1,139	8,464
Total securities	149,668	142,073
Loans	325,831	297,970
Allowance for loan losses	(4,537)	(4,169)
Loans, net of allowance	321,294	293,801
Premises and equipment, net	11,837	12,118
Goodwill	375	750
Other assets	20,942	21,106
TOTAL ASSETS	$514,119	$487,203

Liabilities
Deposits
Demand deposits	$ 40,958	$ 46,112
NOW accounts	45,214	45,685
Savings deposits	89,867	91,140
Time deposits	115,538	108,896
Total deposits	291,577	291,833
Securities sold under repurchase agreements	11,581	15,159
Borrowings from Federal Home Loan Bank	151,315	120,900
Other liabilities	6,595	6,773
TOTAL LIABILITIES	461,068	434,665

Commitments and contingent liabilities (Note 5)
Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares	7,287	7,287
Surplus	4,002	4,002
Retained earnings	44,736	43,875
Accumulated other comprehensive income
Unrealized appreciation on securities available for sale, net of taxes of $1,064 and $880 at June 30, 2002 and December 31, 2001, respectively	2,051	1,707
Unrealized appreciation on derivative instruments marked to market, net of tax of $35 at June 30, 2002	102	-
Less: cost of 436,595 shares and 386,314 shares of treasury stock at June 30, 2002 and December 31, 2001, respectively	(5,127)	(4,333)

TOTAL SHAREHOLDERS' EQUITY	53,051	52,538

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$514,119	$487,203

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Interest and dividend income:
Interest and fees on loans	$ 5,923	$ 5,938	$ 11,612	$ 11,945
Interest and dividends on securities and federal funds	2,069	2,437	4,344	5,192
Total interest and dividend income	7,992	8,375	15,956	17,137

Interest expense	3,208	4,279	6,356	8,756

Net interest income	4,784	4,096	9,600	8,381
Provision for loan losses	300	1,200	600	1,400
Net interest income after provision for loan losses	4,484	2,896	9,000	6,981

Noninterest income:
Trust and other financial services	588	787	1,239	1,752
Service charges on deposit accounts	390	507	739	1,065
Other service charges, commissions and fees	14	89	72	142
Credit card service charges and fees	311	216	469	325
Other operating income	114	155	199	256
Net securities gains	66	-	105	-
Total noninterest income	1,483	1,754	2,823	3,540

Noninterest expenses:
Salaries and employee benefits	2,332	2,124	4,575	4,143
Occupancy expense	282	228	565	496
Furniture and equipment expense	367	369	739	729
Credit card expenses	215	196	335	293
Other operating expense	1,284	1,199	2,463	2,678
Total noninterest expenses	4,480	4,116	8,677	8,339

Income before income taxes and cumulative effect of accounting change	1,487	534	3,146	2,182
Income taxes	360	157	809	715

Income before cumulative effect of accounting change	1,127	377	2,337	1,467
Less: Cumulative effect of change in accounting for goodwill, net of tax of $128	-	-	247	-
Net income	$ 1,127	$ 377	$ 2,090	$ 1,467

Computation of Net Income Per Share:

Weighted average number of capital stock shares
Outstanding
Basic	3,233,470	3,276,114	3,242,460	3,288,213
Effect of dilutive employee stock options	58,442	3,402	58,442	3,402
Diluted	3,291,912	3,279,516	3,300,902	3,291,615

NET INCOME PER SHARE:
Basic before cumulative effect of accounting change	$ 0.35	$ 0.12	$ 0.72	$ 0.45
Cumulative effect of change in accounting for goodwill, net of income tax benefit	$ -	$ -	$ 0.08	$ -
Basic	$ 0.35	$ 0.12	$ 0.64	$ 0.45

Diluted before cumulative effect of accounting change	$ 0.34	$ 0.12	$ 0.71	$ 0.45
Cumulative effect of change in accounting for goodwill, net of income tax benefit	$ -	$ -	$ 0.08	$ -
Diluted	$ 0.34	$ 0.12	$ 0.63	$ 0.45

Dividends per share	$ 0.19	$ 0.19	$ 0.38	$ 0.38

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2000	$7,287	$4,002	$42,854	$ (76)	$(3,560)	$50,507
Net income	-	-	1,467	-	-	1,467
Cumulative effect to record unrealized depreciation on securities held to maturity transferred to securities available for sale, net of tax benefit of $14	-	-	-	(28)	-	(28)
Net unrealized appreciation on securities available for sale, net of tax of $416	-	-	-	808	-	808
Total comprehensive income	-	-	1,467	780	-	2,247
Cash dividends declared ($0.38 per share)	-	-	(1,254)	-	-	(1,254)
Purchase of treasury stock (30,000 shares)	-	-	-	-	(449)	(449)
Balance June 30, 2001	$7,287	$4,002	$43,067	$ 704	$(4,009)	$51,051

Balance December 31, 2001	$7,287	$4,002	$43,875	$1,707	$(4,333)	$52,538
Net income	-	-	2,090	-	-	2,090
Net unrealized appreciation on securities
available for sale, net of tax of $195	-	-	-	379	-	379
Net unrealized appreciation on derivative instruments marked to market (net of taxes of $35)	-	-	-	67	-	67
Total comprehensive income	-	-	2,090	446	-	2,536
Cash dividends declared ($0.38 per share)	-	-	(1,228)	-	-	(1,228)
Purchase of treasury stock (45,940 shares)	-	-	-	-	(880)	(880)
Stock options exercised (4,341 shares)	-	-	(1)	-	86	85
Balance June 30, 2002	$7,287	$4,002	$44,736	$2,153	$(5,127)	$ 53,051

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands)
(unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$ 2,090	$ 1,467
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	568	604
Provision for loan losses	600	1,400
Gain on sale of other real estate owned	(9)	-
Net amortization (accretion) of bond premium (discount)	(61)	8
Cumulative effect of change in accounting for goodwill	375	-
Net change in other assets	(57)	565
Net change in other liabilities	(178)	(939)
Net cash provided by operating activities	3,328	3,105

Cash flows from investing activities:
Net change in federal funds sold	-	(2,000)
Purchases of securities held to maturity	(4,526)	-
Proceeds from maturity and principal paydowns of securities held to maturity	8	270
Purchases of securities available for sale	(36,146)	-
Proceeds from maturity and principal paydowns of securities available for sale	12,487	7,524

Proceeds from sale and call of securities available for sale	13,994	23,879
Net decrease (increase) in other securities	7,325	(100)
Net loans made to customers	(28,093)	(13,775)
Capital expenditures	(287)	(2,048)
Net cash provided (used) by investing activities	(35,238)	13,750

Cash flows from financing activities:
Net decrease in deposits	(256)	(2,177)
Net change in securities sold under repurchase agreements	(3,578)	(1,279)
Proceeds from Federal Home Loan Bank borrowings	39,740	20,000
Repayment of Federal Home Loan Bank borrowings	(21,825)	(47,304)
Net change in short term borrowed funds	12,500	16,152
Proceeds from stock issuance	85	-
Purchase of treasury stock	(880)	(449)
Payments of dividends	(1,228)	(1,253)
Net cash provided (used) by financing activities	24,558	(16,310)

Net increase (decrease) in cash and cash equivalents	(7,352)	545
Cash and cash equivalents at beginning of period	17,355	10,580
Cash and cash equivalents at end of period	$10,003	$11,125

Non-cash transactions
Transfers from loans to other real estate owned	$ -	$ 25
Transfers of securities from held to maturity to available for sale	-	113,856

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The income reported for the six months ended June 30, 2002 is not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain financial information, which is normally included in financial statements in accordance with United States generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

Certain 2001 balances have been reclassified to conform with the 2002 financial presentation.

 2. Line of Business Reporting

The Company manages and operates two major lines of business: Community Banking and Financial Services. Community Banking, through the wholly owned subsidiary Bar Harbor Banking and Trust Company, includes lending and deposit-gathering activities and related services to businesses and consumers. Financial Services, through the wholly owned subsidiary BTI Financial Group (BTI) and its three operating subsidiaries, includes Dirigo Investments, Inc., a NASD registered broker-dealer; Block Capital Management, an SEC registered investment advisor; and Bar Harbor Trust Services, a Maine chartered trust company. The business lines are identified by the entities through which the product or service is delivered.

The reported lines of business results reflect the underlying core operating performance within the business units. Other is comprised of inter-company eliminations and parent company only items. Selected segment information is included in the following tables.

	THREE MONTHS ENDED JUNE 30, 2002 (dollars in thousands) (unaudited)

	Community	Financial		Consolidated
	Banking	Services	Other	Totals

Net interest income	$4,774	$ 10	$ -	$4,784
Provision for loan losses	300	-	-	300
Net interest income after provision	4,474	10	-	4,484
Noninterest income	851	567	65	1,483
Noninterest expense	3,294	850	336	4,480
Income/(loss) before income taxes and cumulative effect of accounting change	2,031	(273)	(271)	1,487
Income taxes (benefit)	573	(137)	(76)	360
Net income/(loss)	$1,458	$(136)	$(195)	$1,127

	THREE MONTHS ENDED JUNE 30, 2001 (dollars in thousands) (unaudited)

	Community	Financial		Consolidated
	Banking	Services	Other	Totals

Net interest income	$4,091	$ 5	$ -	$4,096
Provision for loan losses	1,200	-	-	1,200
Net interest income after provision	2,891	5	-	2,896
Noninterest income	929	792	33	1,754
Noninterest expense	3,040	1,000	76	4,116
Income/(loss) before income taxes and cumulative effect of accounting change	780	(203)	(43)	534
Income taxes (benefit)	250	(79)	(14)	157
Net income/(loss)	$ 530	$ (124)	$(29)	$ 377

	SIX MONTHS ENDED JUNE 30, 2002 (dollars in thousands) (Unaudited)

	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$9,580	$ 20	$ -	$9,600
Provision for loan losses	600	-	-	600
Net interest income after provision	8,980	20	-	9,000
Noninterest income	1,575	1,239	9	2,823
Noninterest expense	6,493	1,787	397	8,677
Income/(loss) before income taxes and cumulative effect of accounting change	4,062	(528)	(388)	3,146
Income taxes (benefit)	1,149	(224)	(116)	809
Net income/(loss) before cumulative effect of accounting change	2,913	(304)	(272)	2,337
Cumulative effect of change in accounting for goodwill	-	(247)	-	(247)
Net income/(loss)	$2,913	$ (551)	$(272)	$2,090

	SIX MONTHS ENDED JUNE 30, 2001 (dollars in thousands) (unaudited)

	Community	Financial		Consolidated
	Banking	Services	Other	Totals

Net interest income	$8,370	$ 11	$ -	$8,381
Provision for loan losses	1,400	-	-	1,400
Net interest income after provision	6,970	11	-	6,981
Noninterest income	1,775	1,757	8	3,540
Noninterest expense	6,139	2,117	83	8,339
Income/(loss) before income taxes and cumulative effect of accounting change	2,606	(349)	(75)	2,182
Income taxes (benefit)	868	(128)	(25)	715
Net income/(loss)	$1,738	$ (221)	$(50)	$1,467

3. Goodwill

The Company has goodwill with a carrying amount of $375 thousand as of June 30, 2002, and $750 thousand as of December 31, 2001. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, amortization of goodwill was discontinued and the goodwill is now evaluated for impairment. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 10 to 15 years.

During the first half of 2002, the Company completed implementation of SFAS No. 142, "Goodwill and Other Intangible Assets" which requires most goodwill to be tested for impairment at least annually, rather than amortized over a period of time. The Company estimated the value of goodwill utilizing several standard valuation techniques, including discounted cash flow analysis, as well as an estimation of the impact of current business conditions on the long-term value of the goodwill carried on the balance sheet. Management and the Board of Directors determined the impact of the overall deterioration of the stock and bond markets on investor activities within its target market area had negatively impacted the value of the Company’s goodwill balance related to the acquisition of Dirigo Investments, Inc., its broker dealer subsidiary of BTI. This resulted in an estimation of impairment of $247 thousand, net of tax. As permitted by SFAS No. 142, the Company conducted its valuation during the second quarter, for an estimate of value on January 1, 2002. Under generally accepted accounting principles, this had the result of impacting year-to-date performance without affecting second quarter results.

The following is the effect on net income and earnings per share if amortization of goodwill had not been recorded in each period presented.

For six months ended:
	6/30/02	6/30/01

Reported net income	$2,090	$1,467
Add: Goodwill amortization (net of tax)	-	24
Adjusted net income	$2,090	$1,491

Basic earnings per share:
Reported	$ 0.64	$ 0.45
Add: Goodwill amortization (net of tax)	-	-
Adjusted net income	$ 0.64	$ 0.45

Diluted earnings per share:
Reported net income	$ 0.63	$ 0.45
Add: Goodwill amortization (net of tax)	-	-
Adjusted net income	$ 0.63	$ 0.45

4. Derivative Financial Instruments

The Company has an interest rate swap agreement with a notional amount of $10 million at June 30, 2002 to hedge floating rate loans. The swap agreement is designated as a cash flow hedge since it converts a portion of the loan portfolio from a variable rate, based upon the prime rate, to a fixed rate. The hedge relationship is estimated to be 100% effective; therefore, there is no impact on the statement of income. The fair value of the swap agreement is recorded in the statement of condition with the offset recorded in the statement of other comprehensive income.

5. Legal Contingencies

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

6. Income Taxes

The income tax provision for all periods presented differs from the expense that would result from applying the federal statutory rate of 34% to income before income taxes principally because of tax exempt interest income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion, as well as certain other statements contained in this Form 10-Q, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of the Private Securities Litigation and Reform Act of 1995 (the "PSLRA"). You can identify these forward-looking statements by the use of words like "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. For these statements, the Company claims the protection of the safe harbor for forward-looking statements provided by the PSLRA. Forward looking statements include, but are not limited to, those made in connection with estimates with respect to the future results of operation, financial condition, and business of the Company and its subsidiaries which are subject to change based on the impact of various factors that could cause actual results to differ materially from those estimated. Those factors include but are not limited to: changes in general, economic and market conditions; the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the operation and investments of the financial services group and/or the Bank; significant changes in the economic scenario from that anticipated which could materially change credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiative designed to grow revenues and/or control expenses; and significant changes in accounting, tax, or regulatory practices or requirements. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the foregoing discussion, or elsewhere in this Form 10-Q.

Certain amounts in the 2001 financial statements have been reclassified to conform to the presentation used in 2002. Unless otherwise noted, all dollars are expressed in thousands except per share data.

SUMMARY

The Company reported net income of $1,127 or $0.34 per fully diluted share, for the three months ended June 30, 2002. This compares with net income of $377 or $0.12 per fully diluted share for the second quarter of 2001, representing an increase of $750, or 199%. The return on average total assets was 0.89% for the second quarter of 2002, compared with 0.33% for the same period in the prior year. The return on average shareholders’ equity for the most recent quarter amounted to 8.60%, compared with 2.92% for the quarter ended June 30, 2001.

Net income for the six months ended June 30, 2002 was $2,090, or fully diluted earnings per share of $0.63. This compares with net income of $1,467, or $0.45 per fully diluted share for the same period in 2001, representing an increase of $623, or 42.5%.

As more fully described in footnote 3 of the financial statements, during the first half of 2002 the company completed implementation of SFAS No. 142, "Goodwill and Other Intangible Assets", resulting in a one time after tax adjustment of $247. As provided for under SFAS No. 142, the Company conducted its valuation during the second quarter, for an estimate of value on January 1, 2002. Under generally accepted accounting principles, this had the result of impacting year-to-date performance without affecting second quarter results. For the six months ended June 30, 2002, net income before the cumulative effect of the change in accounting for goodwill was $2,337, or $0.71 per fully diluted share, representing an increase of $870, or 59.3%, compared with the same period in 2001.

The increase in net income is principally attributed to an additional provision for loan losses of $660, net tax, recorded in the second quarter of 2001. Without this additional provision in 2001 and the cumulative effect of the change in accounting for goodwill in 2002, net income for the six months ended June 30, 2002 would have increased $210, or 9.9%, compared with the same period in 2001.

NET INTEREST INCOME

Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

The Company’s net interest income, on a fully tax equivalent basis, for the three months ended June 30, 2002 was $4,913, representing an increase of $785, or 19.0%, compared with the same period in 2001. For the six month period ended June 30, 2002, net interest income on a fully tax equivalent basis amounted to $9,881, representing an increase of $1,447, or 17.2%, compared with the same period in 2001. The increase in net interest income was principally attributed to $37,034 in average earning asset growth between periods, and a 31 basis point improvement in the Company’s net interest margin, from 3.93% to 4.24%.

Interest income - Interest income, on a fully tax equivalent basis, amounted to $8,121 for the quarter ended June 30, 2002, representing a decrease of $286, or 3.4%, when compared with $8,407 for the same period in 2001. Contributing to this change was a 100 basis point decrease in the yield on average earning assets between periods, from 7.83% for the quarter ended June 30, 2001 to 6.83% in the current quarter. The decrease in interest income resulting from declining yields was largely offset by a 10.8% increase in average earning assets, from $430,551 for the quarter ended June 30, 2001 to $476,904 in the current quarter. Average earning assets, as a percent of average total assets, were 94.0% for the three months ended June 30, 2002, compared with 93.0% for the three months ended June 30, 2001.

Loans - Average loans for the quarter ended June 30, 2002 totaled $319,036, representing an increase of $41,345, or 14.9%, when compared with the same period in 2001. The increase in average loans is due to growth in consumer real estate loans including home equity loans. The tax equivalent yield on average loans between periods declined 113 basis points to 7.47% for the quarter ended June 30, 2002.

Investment securities - Average investment securities, including federal funds sold, money market funds and time deposits with other banks, totaled $157,868 for the quarter ended June 30, 2002, representing an increase of $5,008, or 3.3% compared with the same period in 2001. The tax equivalent yield on investment securities declined 90 basis points to 5.54%, when compared with the same period in 2001. The yield on the investment securities portfolio has been and may continue to be impacted by accelerated principal cash flows and lower market interest rates.

Interest expense - Interest expense for the three months ended June 30, 2002 amounted to $3,208, representing a decrease of $1,071, or 25.0%, compared with the same period in 2001. The decrease in interest expense was principally attributed to a 152 basis point decline in the cost of interest bearing liabilities, from 4.68% to 3.16%, and was reflective of the significant declines in the federal funds targeted rate during the comparable period. The decrease in interest expense resulting from declining rates was partially offset by an 11.1% increase in average interest bearing liabilities, from $366,935 for the quarter ended June 30, 2001, to $407,685 in the current quarter.

Deposits - Average deposit balances for the three months ended June 30, 2002 totaled $287,258 representing an increase of $17,656, or 6.5%, compared with the same period in 2001. Interest bearing deposits, which represent 86.8% of total deposits, increased $17,186, or 7.4%, compared with the same period in 2001. The growth in deposits was led by money market accounts, which are classified with savings, posting an increase of $18,455, followed by NOW accounts, posting an increase $3,197 or 9.5%. The growth in money market and NOW account balances was partially offset by a decline in time accounts, presumably because of depositors’ unwillingness to commit to longer-term fixed rate investments during a period of historically low interest rates. Brokered certificates of deposit amounted to $4,548 during the quarter ended June 30, 2002, whereas none were outstanding for the same period in 2001. For the quarter ended June 30, 2002, the average cost of interest bearing deposits amounted to 2.42% compared with 3.94% for the same period in 2001, representing a decrease of 152 basis points.

Borrowed funds - Average borrowings for the quarter ended June 30, 2002 amounted to $158,309, representing an increase of $23,564, or 17.5%, compared with the second quarter of 2001. The increase in borrowings between periods was principally utilized to fund loan growth and, to a lesser extent, growth in the investment securities portfolio. During the second quarter of 2002, the average cost of borrowings amounted to 4.31%, representing a decrease of 165 basis points compared with the same period in 2001. Further reductions in borrowing costs will be more moderate, as management has extended the maturities on a portion of its borrowings to provide protection against rising rates and an eventual reversal of recent interest rate trends.

The following tables set forth an analysis of net interest income by each major category of interest earning assets on a fully tax equivalent basis, and interest bearing liabilities for the three and six months ended June 30, 2002, and 2001 respectively.

ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
JUNE 30, 2002, AND 2001

	2002 Average Balance	2002 Interest	2002 Average Rate	2001 Average Balance	2001 Interest	2001 Average Rate
Interest Earning Assets:
Loans (1, 3)	$319,036	$5,942	7.47%	$277,691	$5,953	8.60%
Investment securities(3)	154,395	2,163	5.62%	140,231	2,314	6.62%
Fed funds sold, money market funds, and time deposits with other banks	3,473	16	1.85%	12,629	140	4.45%
Total Investments	157,868	2,179	5.54%	152,860	2,454	6.44%
Total Earning Assets	476,904	8,121	6.83%	$430,551	$8,407	7.83%

Non Interest Earning Assets:
Cash and due from banks	8,805			9,274
Other assets (2)	21,345			23,002
Total Assets	$507,054			$462,827

Interest Bearing Liabilities:
Deposits	$249,376	$1,506	2.42%	$232,190	$2,278	3.94%
Securities sold under repurchase agreements	11,645	66	2.27%	12,623	134	4.26%
Other borrowings	146,664	1,636	4.47%	122,122	1,867	6.13%
Total Borrowings	158,309	1,702	4.31%	134,745	2,001	5.96%
Total Interest Bearing Liabilities	407,685	3,208	3.16%	366,935	4,279	4.68%
Rate Spread			3.67%			3.15%

Non Interest Bearing Liabilities:
Demand deposits	37,882			37,412
Other liabilities	9,054			6,770
Total Liabilities	454,746			411,117
Shareholders' Equity	52,433			51,710
Total Liabilities and Shareholders' Equity	$507,054			$462,827
Net Interest Income and Net Interest Margin (3)		4,913	4.13%		4,128	3.85%
Less: Tax Equivalent Adjustment		(129)			(32)
Net Interest Income		$4,784			$4,096

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, reported on a tax equivalent basis.

ANALYSIS OF NET INTEREST INCOME
SIX MONTHS ENDED
JUNE 30, 2002, AND 2001

	2002 Average Balance	2002 Interest	2002 Average Rate	2001 Average Balance	2001 Interest	2001 Average Rate
Interest Earning Assets:
Loans (1, 3)	$312,134	$11,628	7.51%	$275,160	$11,970	8.77%
Investment securities(3)	150,160	4,548	6.11%	148,308	4,988	6.78%
Fed funds sold, money market funds, and time
deposits with other banks	7,783	60	1.55%	9,575	232	4.89%
Total Investments	157,943	4,608	5.88%	157,883	5,220	6.67%
Total Earning Assets	470,077	16,236	6.97%	$433,043	$17,190	8.00%

Non Interest Earning Assets:
Cash and due from banks	8,814			8,974
Other assets (2)	20,794			22,613
Total Assets	$499,685			$464,630

Interest Bearing Liabilities:
Deposits	$247,778	$ 2,999	2.44%	$232,343	$ 4,599	3.99%
Securities sold under repurchase agreements	12,991	148	2.30%	12,836	283	4.45%
Other borrowings	141,341	3,208	4.58%	124,386	3,874	6.28%
Total Borrowings	154,332	3,356	4.39%	137,222	4,157	6.11%
Total Interest Bearing Liabilities	402,110	6,355	3.19%	369,565	8,756	4.78%
Rate Spread			3.78%			3.22%

Non Interest Bearing Liabilities:
Demand deposits	38,591			37,129
Other liabilities	6,813			6,191
Total Liabilities	447,514			412,885
Shareholders' Equity	52,171			51,745
Total Liabilities and Shareholders' Equity	$499,685			$464,630
Net Interest Income and Net Interest Margin		9,881	4.24%		8,434	3.93%
Less: Tax Equivalent Adjustment		(281)			(53)
Net Interest Income		$ 9,600			$ 8,381

(1) For the purpose of these computations, non-accrual loans are included in average loans.
(2) For the purpose of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For the purpose of these computations, reported on a tax equivalent basis.

The following tables set forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities, and changes in average rates on such assets and liabilities. The income from tax-exempt assets has been adjusted to a fully tax equivalent basis, thereby allowing a uniform comparisons to be made. Because of the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories in proportion to the relationships of the absolute dollar amounts of the change in each.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2002 VERSUS JUNE 30, 2001
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1)	$9,605	$(9,616)	$ (11)
Taxable investment securities	(190)	(305)	(495)
Non-taxable investment securities (1)	348	(4)	344
Fed funds sold, money market funds, and time deposits with other banks	(69)	(55)	(124)

TOTAL EARNING ASSETS	9,694	(9,980)	(286)

Deposits	182	(954)	(772)
Securities sold under repurchase agreements	(10)	(58)	(68)
Other borrowings	521	(752)	(231)
TOTAL INTEREST BEARING LIABILITIES	693	(1,764)	(1,071)

NET CHANGE IN NET INTEREST INCOME (1)	$9,001	$(8,216)	$ 785

(1) Reported on tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2002 VERSUS JUNE 30, 2001
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1)	$2,613	$(2,955)	$ (342)
Taxable investment securities	(746)	(516)	(1,262)
Non-taxable investment securities (1)	835	(13)	822
Fed funds sold, money market funds, and time deposits with other banks	(39)	(133)	(172)

TOTAL EARNING ASSETS	2,663	(3,617)	(954)

Deposits	327	(1,927)	(1,600)
Securities sold under repurchase agreements	4	(139)	(135)
Other borrowings	628	(1,294)	(666)
TOTAL INTEREST BEARING LIABILITIES	959	(3,360)	(2,401)

NET CHANGE IN NET INTEREST INCOME (1)	$1,704	$ (257)	$ 1,447

(1) Reported on tax equivalent basis.

OTHER OPERATING INCOME AND EXPENSES

In addition to net interest income, non-interest income is a significant source of revenue for Bar Harbor Bankshares and an important factor in the Company’s results of operations. Likewise, non-interest expense represents a significant category of expense for the Company.

For the three months ended June 30, 2002 non-interest income amounted to $1,483 compared with $1,754 for the same period in 2001, representing a decrease of $271, or 15.5%. Total non-interest expense amounted to $4,480 compared with $4,116 in the second quarter of 2001, representing an increase of $364, or 8.8%.

As more fully disclosed in Note 2 to the consolidated financial statements, the Company manages and operates two major lines of business: Community Banking and Financial Services. The following discussion and analysis of other operating income and expenses focuses on each business segment separately:

Community Banking
Three Months Ended June 30, 2002 and 2001

	2002	2001	Change	Change

Non-interest income	$ 851	$ 929	$ 78	8.4%
Non-interest expense	$3,294	$3,040	$254	8.4%

Non-interest income: Non-interest income from Community Banking represented 57.4% of the Company’s total second quarter non-interest income. For the three months ended June 30, 2002, the Banks non-interest income amounted to $851, compared with $929 during the same period in 2001, representing a decrease of $78, or 8.4%. The decrease was entirely attributed to a decline in service charges on deposit accounts. In December of 2000 the Bank implemented various product and service fee enhancements and improved its management over fee waivers. These actions substantially improved non-interest income during the first half of 2001. However, as was anticipated, the initial impact on fee income was not fully sustained in the months following implementation, as small accounts were consolidated and certain customer habits, including overdraft activity, showed a substantial change.

Non-interest expense: Non-interest expense from Community Banking represented 73.5% of the Company’s total second quarter non-interest expense. For the three months ended June 30, 2002 the Bank’s non-interest expense amounted to $3,294, compared with $3,040 during the same period in 2001, representing an increase of $254, or 8.4%.

The increase in non-interest expense was principally attributed to increases in salaries and employee benefits. Throughout 2001 staff additions were made in customer service, lending, credit administration and operational areas of the Bank, the full impact of which is currently reflected in the financial statements.

Financial Services
Three Months Ended June 30, 2002 and 2001

	2002	2001	Change	Change

Non-interest income	$567	$ 792	$225	28.4%
Non-interest expense	$850	$1,000	$150	15.0%

Non-interest income: Non-interest income from Financial Services (BTI Financial Group) represented 38.2% of the Company’s total second quarter non-interest income. For the three months ended June 30, 2002, non-interest income at BTI Financial Group amounted to $567, compared with $792 during the same period in 2001, representing a decrease of $225, or 28.4%.

The decline in fee income was principally attributed to a significant decrease in the market value of assets under management at Block Capital Management and Bar Harbor Trust Services and was reflective of the overall decline in the stock market. Fees charged to clients are derived principally from the market values of assets managed. At June 30, 2002, assets under management totaled $210,791, compared with $255,191 at June 30, 2001, representing a decrease of $44,400, or 17.4%. Second quarter fee income at Dirigo Investments also declined, and was principally attributed to the overall deterioration in the stock and bond markets and its impact on investor activities within the Company’s target market. Changes in management and staff at Dirigo also contributed to a portion of the revenue decline.

Non-interest expense: Non-interest expense from Financial Services represented 19.0% of the Company’s second quarter non-interest expense. For the three months ended June 30, 2002, BTI’s non-interest expense amounted to $850, compared with $1,000 during the same period in 2001, representing a decrease of $150, or 15%.

Salaries and employee benefit expenses declined $71 between periods and were the result of management and staffing changes. With the Company’s adoption of SFAS 142, "Goodwill and Other Intangible Assets", the amortization of goodwill ceased. For the three months ended June 30, 2001, the amortization of intangible assets amounted to $51, compared with none recorded in the current quarter. Marketing and other miscellaneous operating expenses also declined between periods. Occupancy expenses for the three month period ended June 30, 2002 were $58 greater than the same period in 2001, and were the result of BTI’s purchase and renovation of a new headquarters complex located in Ellsworth Maine, and occupied in May 2001.

INCOME TAXES

The effective tax rate for the three and six months month periods ended June 30 were 24.2% and 25.7% respectively, compared with 29.4% and 32.8% for the same periods in 2001. The decreases were principally attributed to the addition of $27,848 in tax exempt securities to the Bank’s investment securities portfolio between periods.

LOAN PORTFOLIO

The following table represents the components of the Bank’s loan portfolio as of June 30, 2002 and December 31, 2001:

SUMMARY OF LOAN PORTFOLIO

	June 30,	December 31,
	2002	2001

Real estate loans
Construction and development	$ 17,836	$ 20,348
Mortgage	252,022	229,634
Loans to finance agricultural production and other loans to farmers	7,005	7,149
Commercial and industrial loans	33,521	22,158

Loans to individuals for household,
family and other personal expenditures	13,422	13,918
All other loans	2,025	3,699
Real estate under foreclosure	-	1,064

TOTAL LOANS	325,831	297,970

Less: Allowance for loan losses	4,537	4,169

NET LOANS	$321,294	$293,801

Total loans – Total loans at June 30, 2002 amounted to $325,831 as compared with $297,970 at December 31, 2001, representing an increase of $27,861, or 9.4%. The growth in the loan portfolio was the principal factor underlying the $26,916 increase in the Company’s total assets compared with December 31, 2001.

Loan growth during the six months ended June 30, 2002 was principally attributed to real estate loans, particularly consumer, posting an increase over 2001 year-end of $19,876, or 7.9%. Mortgage origination volume remained strong, due to in part to the impact of current market interest rates and a healthy local economy. Commercial and industrial loans showed strong growth during six-month period ending June 30, 2002, increasing $11,363 or 51.3%. While the bank continued to establish new commercial business relationships, growth in this category was principally attributed to seasonal activity, as businesses utilized established lines of credit to build seasonal inventory levels.

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

Non-performing loans - Non-performing loans include loans on non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans at the dates indicated:

TOTAL NONPERFORMING LOANS
JUNE 30, 2002, DECEMBER 31, 2001, AND JUNE 30, 2001
(dollars in thousands)

	June 30, 2002	December 31, 2001	June 30, 2001
Loans accounted for on a non-accrual basis	$1,444	$2,191	$5,493
Accruing loans contractually past due 90 days or more	113	151	320
Total non-performing loans	$1,557	$2,342	$5,813

Allowance for loan losses to total loans	1.39%	1.40%	1.43%
Non-Performing loans to total loans	0.48%	0.79%	2.05%
Allowance for loan losses to non-performing loans	291%	178%	70%

Non-performing loans continued to decline during the six-month period ended June 30, 2002. At June 30, 2002, total non-performing loans amounted to $1,557, or 0.48% of total loans, and stood at its lowest level over the past five years. The improvement in the level of non-performing loans over the past year is principally the result of the effectiveness of the Bank’s credit administration and workout procedures, aided by a strong local economy.

Other real estate owned – When a real estate loan goes to foreclosure and the bank purchases the property, the property is transferred from the loan portfolio to Other Real Estate Owned (OREO) at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. Along with using conservative fair market valuations of OREO properties, reserves are established to allow for selling expenses that can be reasonably estimated. At June 30, 2002, the Bank did not have any Other Real Estate Owned. This compares with $63 and $115 at December 31, 2001 and June 30, 2001, respectively.

Allowance for loan losses and provision – The allowance for loan losses ("allowance") is available to absorb losses on loans. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated quarterly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration.

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

During the six month period ended June 30, 2002, the Company provided $600 to the allowance for loan losses compared with $1,400 for the same period in 2001. The decrease in the provision for loan losses was primarily attributed to one large credit exceeding $1,000 that was charged off in the second quarter of 2001. Net loans charged off during the six months ended June 30, 2002 amounted to $232 compared with $1,568 for the same period in 2001.

The following table details changes in the allowance and summarizes loan loss experience for six-month periods ended June 30, 2002 and 2001.

SUMMARY OF LOAN LOSS EXPERIENCE
Six Months Ended
June 30, 2002 and 2001

	June 30, 2002	June 30, 2001

Balance at beginning of period	$ 4,169	$ 4,236
Charge offs:
Commercial, financial agricultural, others	77	1,261
Real estate mortgages
Real estate-construction	-	-
Real estate-mortgage	110	48
Installments and other loans to individuals	106	300
Total charge offs	293	1,609

Recoveries:
Commercial, financial agricultural, others	24	10
Real estate mortgages:
Real estate-construction	-	-
Real estate-mortgage	7	8
Installments and other loans to individuals	30	23
Total recoveries	61	41

Net charge offs	232	1,568
Provision charged to operations	600	1,400

Balance at end of period	$ 4,537	$ 4,068

Average loans outstanding during period	$312,134	$275,160

Net charge offs to average loans outstanding during period	0.07%	0.57%

The following table presents the breakdown of the allowance by loan type at June 30, 2002 and December 31, 2001.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(at June 30, 2002 and December 31, 2001)

	June 2002		December 2001
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial, financial, and agricultural	$1,874	12.44%	$1,387	9.84%
Real estate mortgages:
Real estate-construction	128	5.47%	135	6.83%
Real estate-mortgage	1,805	77.35%	1,525	77.42%
Installments and other loans to individuals	536	4.12%	855	4.67%
Other	31	0.62%	-	1.24%
Unallocated	163	0.00%	267	0.00%
TOTAL	$4,537	100.00%	$4,169	100.00%

At June 30, 2002, the adequacy analysis resulted in a need for specific reserves of $3,222, general reserves of $813, impaired reserves of $151, and other reserves of $351.

Specific reserves are determined by way of individual review of commercial loan relationships in excess of $250, combined with reserves calculated against total outstandings by category using the Company’s historical loss experience and other observable data. General reserves account for the risk and probable loss inherent in certain pools of industry and geographic concentrations within the portfolio. Impaired reserves consider all consumer loans over 90 days past due and impaired commercial loans which are fully reserved within the specific reserves via individual review and specific allocation of probable loss for loan relationships over $250, and pool reserves for smaller impaired loans. The Bank had no troubled debt restructurings during the period ended June 30, 2002, and all of its impaired loans were considered collateral dependent and were adequately reserved.

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

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses at June 30, 2002 to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

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

As of June 30, 2002, the Company and its banking subsidiary are considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum leverage ratio of at least 5%.

The following table sets forth the Company’s regulatory capital at June 30, 2002 and December 31, 2001, under the rules applicable at that date.

	June 30, 2002		December 31, 2001
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$52,974	15.3%	$52,950	16.8%
Regulatory Requirement	27,770	8.0%	25,154	8.0%
Excess	$25,204	7.3%	$27,796	8.8%

Tier I Capital to Risk Weighted Assets	48,632	14.0%	49,017	15.6%
Regulatory Requirement	13,885	4.0%	12,577	4.0%
Excess	$34,747	10.0%	$36,440	11.6%

Tier I Capital to Average Assets	48,632	9.6%	49,017	10.3%
Regulatory Requirement	20,192	4.0%	18,997	4.0%
Excess	$28,440	5.6%	$30,020	6.3%

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from its banking subsidiary, Bar Harbor Banking and Trust Company. The Company declared dividends in the aggregate amount of $1,228 and $1,254 in the first six months of 2002 and 2001, respectively, at a rate of $0.38 per share. The Bank’s principal regulatory agency, the FDIC, currently limits Bank dividends to current earnings excluding securities gains while maintaining a Tier I leverage capital ratio of 8%, without prior approval. The Bank is in full compliance with these requirements and does not anticipate any impact on the Company’s ability to pay dividends at historical levels.

In November 1999, the Company announced a stock buyback plan. The Board of Directors of the Company has authorized the open market purchase of up to 10% of the Company’s outstanding shares of common stock, or 344,000 shares, with the program continuing through December 31, 2002. As of June 30, 2002, the Company had repurchased 232,254 shares of stock under the plan, at a total cost of $3,877 and an average price of $16.69. The Company holds the repurchased shares as treasury stock.

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

The following table summarizes the bank’s net interest income sensitivity analysis as of June 30, 2002, over one and two year horizons. Given the current Federal Funds rate of 1.75%, the analysis incorporates a declining interest rate scenario of 100 basis points, versus 200 basis points as shown in prior periods.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENERIO
JUNE 30, 2002

	-100 basis points	+200 basis points

Year 1
Net interest income change ($)	($243)	$362
Net interest income change (%)	-1.26%	1.88%

Year 2
Net interest income change ($)	($1,636)	$636
Net interest income change (%)	-8.50%	3.30%

The Bank’s net interest income sensitivity position at June 30, 2002, did not significantly change as compared with the prior two quarters. Based upon the information and assumptions in effect at June 30, 2002, management believes that a 200 basis point increase in interest rates over the next twelve months would increase net interest income by $362, or 1.88%, while a 100 basis point decline would decrease net interest income by $243, or 1.26%.

While the Bank continued to extend fixed rate loans during the quarter, the relatively matched duration of funding sources mitigated the potential future impact on the net interest margin. The Company continues to be positively positioned in an upward rate environment over twelve and twenty-four month horizons, while moderately exposed in a sustained declining rate environment in year two of that horizon; a scenario management believes is not likely.

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

As part of the Bank’s overall interest rate risk management strategy, management periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income, the net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swaps, caps and floors. A policy statement, approved by the Board of Directors of the Bank, governs use of these instruments.

At June 30, 2002 the Bank had one derivative instrument, an interest rate swap, outstanding. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate	Hedge Pool

Receive fixed rate, pay variable rate.	4/26/04	$10,000	6.425%	Prime	Home Equity Loans

The $10 million interest rate swap hedges a defined pool of the Bank’s home equity loans yielding an interest rate of prime, which at June 30, 2002 was 4.75%. The bank is required to pay a counter party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon an interest rate of 6.425% over the term of the agreement.

The credit risk associated with the interest rate swap agreement is the risk of non-performance by the counter-party to the agreement. However, management does not anticipate non-performance by the counter-party, and monitors risk through its asset/liability management policies and procedures.

The interest rate swap agreement, which qualifies as a cash flow hedge, has an original maturity of two years and as of June 30, 2002 had an unrealized gain of $101 thousand. In accordance with the Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", the unrealized gain is recorded in the statement of condition with the offset recorded in the statement of other comprehensive income. The use of the interest rate swap agreement increased interest income during the most recent quarter by $28 thousand. There were no derivative instruments outstanding during the first quarter of 2002 or during the year ended December 31, 2001.

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

The Company uses a basic surplus/deficit model to measure its liquidity over 30- and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Company’s policy is to maintain its liquidity position at a minimum of 5% of total assets. At June 30, 2002, liquidity, as measured by the basic surplus/deficit model, was 8.2% for the 90-day horizon and 5.0% for the 30-day horizon, reflecting the seasonality of the Bank’s loan and deposit base. Including the Company’s unused lines of credit at the Federal Home Loan Bank and other correspondents, which amounted to $16,397, basic surplus stood at 11.5% for the 90-day horizon and 8.3% for the 30-day horizon. The Company also has the ability to borrow additional funds on a serviced basis utilizing unpledged securities and mortgage related loan portfolios.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company previously reported on Form 10-Q (Part II, Item 1 Legal Proceedings) for the period ended March 31, 2002 and filed with the Commission on May 15, 2002 (the "First Quarter 10-Q"), that, in response to threatened legal actions by Mr. Paul G. Ahern and Ms. Bonnie R. McFee, both former executive officers and employees of BTI Financial Group, and as provided for under Maine law, the Company appointed an independent committee of directors to investigate the allegations and demands made by Mr. Ahern and Ms. McFee (the "Independent Committee"). The Independent Committee’s investigation is ongoing as of the date of this report.

The Company previously reported on the First Quarter 10-Q (Part II, Item 1 Legal Proceedings), that the Company filed complaints in the Maine Superior Court, County of Hancock (the "Court") for declaratory relief against Mr. Ahern and Ms. McFee (the "Complaints"). In July, 2002 the Court dismissed the Complaints stating that there is no justiciable issue since neither Mr. Ahern nor Ms. McFee has as yet filed a shareholder derivative suit.

Roselle M. Neely ("Neely") filed a complaint dated May 31, 2002 in the United States District Court for the District of Maine (the "Neely Complaint") naming the Company, the Bank, BTI Financial Group, Bar Harbor Trust Services, Block Capital Management, Dirigo Investments, Inc., Paul G. Ahern, Bonnie R. McFee, Brett S. Miller and Frank Jansen as defendants. The causes of action asserted in the Neely Complaint are securities fraud, rescission of investment contract, breach of contract, interference with contract, conversion, common law fraud and deceit, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and negligent supervision. The complaint alleges in part that Bar Harbor Trust Services engaged in the aggressive investment of trust assets and a high turn over of the assets in order to generate non-interest income for the Company from trustee fees and advisory fees. Neely has sought money damages and punitive damages plus interest and costs. The Company has denied the allegations set forth in the Neely Complaint and is actively defending the lawsuit.

Various other legal claims arise from time to time in the normal course of business, which in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

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

(ii) Bylaws as amended to date are incorporated by reference to Form 10-K, Item 14 (a)(3) filed with the Commission March 28, 2002.

10	Material Contracts 10.1 Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987 Commission File Number (0-13666)

	10.2 Paul Ahern Employment Contract	ncorporated by reference to Form 10-K filed with the Commission March 30, 2001.

	10.3 Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filed with the Commission on March 28, 2002.

(b) Reports on Form 8-K

No current reports on Form 8-K have been filed for the period covered by this report:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BAR HARBOR BANKSHARES

                                                            /S/ Joseph M. Murphy

Date: August 13, 2002                                        Joseph M. Murphy
                                                            Chief Executive Officer

                                                            /S/ Gerald Shencavitz

Date: August 13, 2002                                        Gerald Shencavitz
                                                            Chief Financial Officer