Form 10-Q
period 2002-09-30
BAR HARBOR BANKSHARES
filed 2002-11-14
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended: September 30, 2002.

Commission File No. 841105-D

BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine                                                                 01-0393663
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

PO Box 400
82 Main Street, Bar Harbor, ME                         04609-0400
(Address of principal executive offices)                       (Zip Code)

(207) 288-3314
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES: (X)            NO: ( )

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock                             Number of Shares Outstanding – October 31, 2002
    $2.00 Par Value                                                                     3,193,462

TABLE OF CONTENTS

		Page No.
PART 1	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

	Independent Accountants’ Review Report	3

	Financial Statements:

	Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	4

	Consolidated Statements of Income for the Three and Nine Months ended September 30, 2002 and 2001	5

	Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months ended September 30, 2002 and 2001	6

	Consolidated Statements of Cash Flow for the Nine Months ended September 30, 2002 and 2001	7

	Notes to Consolidated Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26-30

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5	Other Information	31

Item 6	Exhibits and Reports on Form 8-K	32

	Signature Page	33

	Certifications	34-35

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
Bar Harbor Bankshares

We have reviewed the accompanying interim consolidated financial information of Bar Harbor Bankshares and Subsidiaries as of September 30, 2002, and for the three and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
November 5, 2002

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Dollars in thousands)

	September 30, 2002 (Unaudited)	December 31, 2001
Assets
Cash and due from banks	$ 13,460	$ 17,355
Securities:
Available for sale, at market	129,921	106,743
Held to maturity (market value $32,753 and $24,943
at September 30, 2002 and December 31,2001, respectively)	31,521	26,866
Other securities	6,832	8,464
Total securities	168,274	142,073
Loans	338,537	297,970
Allowance for loan losses	(4,823)	(4,169)
Loans, net of allowance	333,714	293,801
Premises and equipment, net	11,599	12,118
Goodwill	375	750
Other assets	20,981	21,106
TOTAL ASSETS	$548,403	$487,203

Liabilities
Deposits
Demand deposits	$ 50,876	$ 46,112
NOW accounts	54,037	45,685
Savings deposits	106,728	91,140
Time deposits	119,262	108,896
Total deposits	330,903	291,833
Securities sold under repurchase agreements	12,512	15,159
Borrowings from Federal Home Loan Bank	143,707	120,900
Other liabilities	7,759	6,773
TOTAL LIABILITIES	494,881	434,665

Commitments and contingent liabilities (Notes 5 and 6)
Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares;
issued 3,643,614 shares	7,287	7,287
Surplus	4,002	4,002
Retained earnings	45,272	43,875
Accumulated other comprehensive income
Unrealized appreciation on securities
available for sale, net of taxes of $1,159 and $880 at
September 30, 2002 and December 31, 2001, respectively	2,249	1,707
Unrealized appreciation on derivative instruments
marked to market, net of tax of $90 at September 30, 2002	176	-
Less: cost of 446,052 shares and 386,124 shares of
treasury stock at September 30, 2002 and
December 31, 2001, respectively	(5,464)	(4,333)

TOTAL SHAREHOLDERS' EQUITY	53,522	52,538

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$548,403	$487,203

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Interest and dividend income:
Interest and fees on loans	$ 6,030	$ 6,313	$ 17,614	$ 18,258
Interest and dividends on securities and federal funds	2,177	2,182	6,549	7,374
Total interest and dividend income	8,207	8,495	24,163	25,632

Interest expense	3,267	3,715	9,623	12,471

Net interest income	4,940	4,780	14,540	13,161
Provision for loan losses	275	250	875	1,650
Net interest income after provision for loan losses	4,665	4,530	13,665	11,511

Noninterest income:
Trust and other financial services	511	733	1,750	2,485
Service charges on deposit accounts	408	430	1,147	1,495
Other service charges, commissions and fees	37	58	109	290
Credit card service charges and fees	837	875	1,306	1,200
Other operating income	109	29	308	195
Net securities gains	214	-	319	-
Total noninterest income	2,116	2,125	4,939	5,665

Noninterest expenses:
Salaries and employee benefits	2,465	2,268	7,040	6,411
Occupancy expense	263	261	828	757
Furniture and equipment expense	389	379	1,128	1,108
Credit card expenses	596	602	931	895
Other operating expense	1,407	1,303	3,870	3,981
Total noninterest expenses	5,120	4,813	13,797	13,152

Income before income taxes and cumulative effect of accounting change	1,661	1,842	4,807	4,024
Income taxes	514	627	1,323	1,342

Net income before cumulative effect of accounting change	1,147	1,215	3,484	2,682
Less: cumulative effect of change in accounting for goodwill, net of tax of $128	-	-	247	-
Net Income	$ 1,147	$ 1,215	$ 3,237	$ 2,682

Computation of Net Income Per Share:

Weighted average number of capital stock shares
outstanding
Basic	3,203,701	3,275,742	3,229,398	3,292,181
Effect of dilutive employee stock options	43,755	7,987	43,755	7,987
Diluted	3,247,456	3,283,729	3,273,153	3,300,168

NET INCOME PER SHARE:
Basic before cumulative effect of accounting change	$ 0.36	$ 0.37	$ 1.08	$ 0.81
Cumulative effect of change in accounting for goodwill, net of income tax benefit	-	-	0.08	-
Basic	$ 0.36	$ 0.37	$ 1.00	$ 0.81

Diluted before cumulative effect of accounting change	$ 0.35	$ 0.37	$ 1.06	$ 0.81
Cumulative effect of change in accounting for goodwill, net of income tax benefit	-	-	0.07	-
Diluted	$ 0.35	$ 0.37	$ 0.99	$ 0.81

Dividends per share	$ 0.19	$ 0.19	$ 0.57	$ 0.57

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands, except per share data)
(unaudited)

				Accumulated Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders'
	Stock	Surplus	Earnings	Income	Stock	Equity

Balance December 31, 2000	$7,287	$4,002	$42,854	$ (76)	$(3,560)	$50,507
Net income	-	-	2,682	-	-	2,682
Cumulative effect to record unrealized depreciation on
securities held to maturity transferred to securities
available for sale, net of tax benefit of $14	-	-	-	(28)	-	(28)
Net unrealized appreciation on securities
available for sale, net of tax of $1,275	-	-	-	2,476	-	2,476
Total comprehensive income	-	-	2,682	2,448	-	5,130
Cash dividends declared ($0.57 per share)	-	-	(1,873)	-	-	(1,873)
Purchase of treasury stock (30,000 shares)	-	-	-	-	(545)	(545)
Balance September 30, 2001	$7,287	$4,002	$43,663	$2,372	$(4,105)	$53,219

Balance December 31, 2001	$7,287	$4,002	$43,875	$1,707	$(4,333)	$52,538
Net income	-	-	3,237	-	-	3,237
Net unrealized appreciation on securities
available for sale, net of tax of $279	-	-	-	542	-	542
Net unrealized appreciation on derivative instruments
marked to market, net of tax of $90	-	-	-	176	-	176
Total comprehensive income	-	-	3,237	718	-	3,955
Cash dividends declared ($0.57 per share)	-	-	(1,839)	-	-	(1,839)
Purchase of treasury stock (64,565 shares)	-	-	-	-	(1,222)	(1,222)
Stock options exercised (4,637 shares)	-	-	(1)	-	91	90
Balance September 30, 2002	$7,287	$4,002	$45,272	$2,425	$(5,464)	$53,522

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)
(unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$ 3,237	$ 2,682
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	835	1,386
Provision for loan losses	875	1,650
Gain on sale of other real estate owned	(11)	-
Net amortization (accretion) of bond premium (discount)	(89)	6
Cumulative effect of change in accounting for goodwill	375	-
Net change in other assets	(234)	1,615
Net change in other liabilities	986	(482)
Net cash provided by operating activities	5,974	6,857

Cash flows from investing activities:
Purchases of securities held to maturity	(4,526)	-
Proceeds from maturity and principal pay downs of
securities held to maturity	141	719
Purchases of securities available for sale	(65,841)	(15,012)
Proceeds from maturity and principal pay downs of
securities available for sale	21,715	16,856
Proceeds from sale and call of securities available for sale	21,855	25,879
Net decrease (increase) in other securities	1,632	(100)
Net loans made to customers	(40,788)	(21,668)
Capital expenditures	(316)	(2,640)
Net cash provided (used) by investing activities	(66,128)	4,034

Cash flows from financing activities:
Net increase in deposits	39,070	16,417
Net change in securities sold under repurchase agreements	(2,647)	866
Proceeds from Federal Home Loan Bank borrowings	51,240	42,700
Repayment of Federal Home Loan Bank borrowings	(25,433)	(78,304)
Net change in short term borrowed funds	(3,000)	16,152
Proceeds from stock issuance	90	-
Purchase of treasury stock	(1,222)	(545)
Payments of dividends	(1,839)	(1,873)
Net cash provided (used) by financing activities	56,259	(4,587)

Net increase (decrease) in cash and cash equivalents	(3,895)	6,304
Cash and cash equivalents at beginning of period	17,355	10,580
Cash and cash equivalents at end of period	$13,460	$ 16,884

Non-cash transactions
Transfers from loans to other real estate owned	$ -	$ 25
Transfers of securities from held to maturity to available for sale	-	113,856

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The income reported for the nine months ended September 30, 2002 is not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

2. Effects of Recent Accounting Pronouncements

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" addresses financial accounting and reporting for costs associated with exit or disposal activities.

SFAS No. 147, "Acquisitions of Certain Financial Institutions" amends SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" to exclude from its scope most acquisitions of financial institutions. Such transactions should be accounted for in accordance with SFAS No. 141, "Business Combinations". SFAS No 147 is effective on October 1, 2002.

The company does not expect these statements to have a material effect on the financial condition and results of operation.

3. Line of Business Reporting

The Company manages and operates two major lines of business: Community Banking and Financial Services. Community Banking, through the wholly owned subsidiary Bar Harbor Banking and Trust Company (the "Bank"), includes lending and deposit-gathering activities and related services to businesses and consumers. Financial Services, through the wholly owned subsidiary BTI Financial Group (BTI) and its three operating subsidiaries, includes Dirigo Investments, Inc., a NASD registered broker-dealer; Block Capital Management, an SEC registered investment advisor; and Bar Harbor Trust Services, a Maine chartered trust company. The business lines are identified by the entities through which the product or service is delivered.

The reported lines of business results reflect the underlying core operating performance within the business units. Other is comprised of inter-company eliminations and parent company only items. Selected segment information is included in the following tables.

THREE MONTHS ENDED SEPTEMBER 30, 2002
(Dollars in thousands)
(Unaudited)

	Community Banking	Financial Services	Other	Consolidated Totals
Net interest income	$4,941	$ (1)	$ -	$4,940
Provision for loan losses	275	-	-	275
Net interest income after provision	4,666	(1)	-	4,665
Noninterest income	1,601	511	4	2,116
Noninterest expense	4,027	813	280	5,120
Income/(loss) before income taxes	2,240	(303)	(276)	1,661
Income taxes (benefit)	666	(74)	(78)	514
Net income/(loss)	$1,574	$(229)	$(198)	$1,147

THREE MONTHS ENDED SEPTEMBER 30, 2001
(Dollars in thousands)
(Unaudited)

	Community	Financial		Consolidated
	Banking	Services	Other	Totals

Net interest income	$4,767	$13	$ -	$4,780
Provision for loan losses	250	-	-	250
Net interest income after provision	4,517	13	-	4,530
Noninterest income	1,477	728	(80)	2,125
Noninterest expense	3,805	1,042	(34)	4,813
Income/(loss) before income taxes	2,189	(301)	(46)	1,842
Income taxes (benefit)	734	(91)	(16)	627
Net income(loss)	$1,455	$(210)	$(30)	$1,215

NINE MONTHS ENDED SEPTEMBER 30, 2002
(Dollars in thousands)
(Unaudited)

	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$14,521	$ 19	-	$14,540
Provision for loan losses	875	-	-	875
Net interest income after provision	13,646	19	-	13,665
Noninterest income	3,176	1,750	13	4,939
Noninterest expense	10,520	2,600	677	13,797
Income/(loss) before income taxes and cumulative effect of accounting change	6,302	(831)	(664)	4,807
Income taxes (benefit)	1,815	(298)	(194)	1,323
Net income/(loss) before cumulative effect of accounting change	4,487	(533)	(470)	3,484
Cumulative effect of change in accounting for goodwill	-	(247)	-	(247)
Net income/(loss)	$4,487	$(780)	$(470)	$ 3,237

NINE MONTHS ENDED SEPTEMBER 30, 2001
(Dollars in thousands)
(Unaudited)

	Community	Financial		Consolidated
	Banking	Services	Other	Totals

Net interest income	$13,137	$ 24	$ -	$13,161
Provision for loan losses	1,650	-	-	1,650
Net interest income after provision	11,487	24	-	11,511
Noninterest income	3,252	2,485	(72)	5,665
Noninterest expense	9,944	3,159	49	13,152
Income/(loss) before income taxes	4,795	(650)	(121)	4,024
Income taxes (benefit)	1,602	(219)	(41)	1,342
Net income/(loss)	$ 3,193	$(431)	$(80)	$ 2,682

4. Goodwill

The Company has goodwill with a carrying amount of $375 thousand as of September 30, 2002, and $750 thousand as of December 31, 2001. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, amortization of goodwill was discontinued and the goodwill is now evaluated for impairment. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 10 to 15 years.

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

The following is the effect on net income and earnings per share if amortization of goodwill had not been recorded in each period presented.

	For nine months ended
	9/30/02	9/30/01

Reported net income	$3,237	$2,682
Add: Goodwill amortization (net of tax)	-	36
Adjusted net income	$3,237	$2,718

Basic earnings per share:
Reported	$ 1.00	$ 0.81
Add: Goodwill amortization (net of tax)	-	0.01
Adjusted net income	$ 1.00	$ 0.82

Diluted earnings per share:
Reported net income	$ 0.99	$ 0.81
Add: Goodwill amortization (net of tax)	-	0.01
Adjusted net income	$ 0.99	$ 0.82

5. Derivative Financial Instruments

The Company has an interest rate swap agreement with a notional amount of $10 million at September 30, 2002 to hedge floating rate loans. The swap agreement is designated as a cash flow hedge since it converts a portion of the loan portfolio from a variable rate, based upon the prime rate, to a fixed rate. The hedge relationship is estimated to be 100% effective; therefore, there is no impact on the statement of income. The fair value of the swap agreement is recorded in the balance sheet with the offset recorded in the statement of changes in shareholders' equity.

6. Legal Contingencies

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

7. Income Taxes

The income tax provision for all periods presented differs from the expense that would result from applying the federal statutory rate of 34% to income before income taxes principally because of tax exempt interest income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion, as well as certain other statements contained in this Form 10-Q, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of the Private Securities Litigation and Reform Act of 1995 (the "PSLRA"). You can identify these forward-looking statements by the use of words like "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. For these statements, the Company claims the protection of the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements include, but are not limited to, those made in connection with estimates with respect to the future results of operation, financial condition, and business of the Company and its subsidiaries which are subject to change based on the impact of various factors that could cause actual results to differ materially from those estimated. Those factors include but are not limited to: changes in general, economic and market conditions; the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the operation and investments of the financial services group and/or the Bank; significant changes in the economic scenario from that anticipated which could materially change credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and significant changes in accounting, tax, or regulatory practices or requirements. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the foregoing discussion, or elsewhere in this Form 10-Q.

Certain amounts in the 2001 financial statements have been reclassified to conform to the presentation used in 2002. Unless otherwise noted, all dollars are expressed in thousands except per share data.

OVERVIEW

The Company reported net income of $1.15 million, or diluted earnings per share of 35 cents, for the three months ended September 30, 2002, compared with $1.22 million, or diluted earnings per share of 37 cents for the same period a year earlier. The return on average assets and return on average shareholders’ equity for the third quarter of 2002 were 0.90% and 8.60% respectively, compared with 1.04% and 9.29% for the third quarter of 2001.

Earnings for the nine months ended September 30, 2002 were $3.24 million or diluted earnings per share of 99 cents, compared with $2.68 million or diluted earnings per share of 81 cents for the same period in 2001, representing increases of $555 thousand and 18 cents, or 20.7% and 22.2% respectively. The returns on average assets and average shareholders’ equity for the nine months ended September 30, 2002, were 0.85% and 8.20% respectively, compared with 0.77% and 6.91% for the same period in 2001.

As more fully described in footnote 3 of the financial statements, during the first half of 2002 the Company completed implementation of SFAS No. 142, "Goodwill and Other Intangible Assets", resulting in a one time after tax adjustment of $247. As provided for under SFAS No. 142, the Company conducted its valuation during the second quarter, for an estimate of value on January 1, 2002. For the nine months ended September 30, 2002, net income before the cumulative effect of the change in accounting for goodwill was $3.48 million or $1.06 per diluted share, representing increases of $802 or 29.9% and 25 cents or 30.9% respectively, compared with the same period in 2001.

NET INTEREST INCOME

Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

The Company’s net interest income, on a fully tax equivalent basis, for the three months ended September 30, 2002 was $5,101, representing an increase of $301, or 6.3%, compared with the same quarter in 2001.

For the nine-month period ended September 30, 2002, net interest income on a fully tax equivalent basis amounted to $14,982, representing an increase of $1,748, or 13.2%, compared with the same period in 2001. The increase in net interest income was principally attributed to $47,576 in average earning asset growth between periods and, to a lesser extent, an 8 basis point improvement in the Company’s net interest margin, from 4.09% to 4.17%.

The net interest margin was 4.06% for the quarter, an 7 basis point decline from the quarter ended June 30, 2002. The Company’s net interest margin is being impacted by the continuation of the historically low interest rate environment. The resetting of rates on earning assets and the increasing level of securities prepayments, continue to exert pressure on net interest income and the margin. The Company continues to focus on the interest rate risk associated with the re-pricing of its assets and liabilities, and the management of its potential exposure to rising rates over the longer term.

Interest Income - Interest income, on a fully tax equivalent basis, amounted to $8,368 for the quarter ended September 30, 2002, representing a decrease of $147, or 1.7%, when compared with $8,515 for the same quarter in 2001.

For the nine-month period ending September 30, 2002, fully tax equivalent interest income amounted to $24,605 compared with $25,705 for the same period in 2001, representing a decrease of $1,100, or 4.3%. Contributing to this change was a 109 basis point decline in the yield on average earning assets between periods, from 7.95% to 6.86%. The decrease in interest income resulting from declining yields was largely offset by an 11.0% increase in average earning assets, from $432,310 for the nine months ended September 30, 2001 to $479,886 for the same period in the current year. Average earning assets, as a percent of average total assets, were 94.3% for the nine months ended September 30, 2002, compared with 93.4% for the same period in 2001.

Loans - Average loans for the quarter ended September 30, 2002 totaled $331,480, representing an increase of $41,244, or 14.2%, when compared with the same quarter in 2001. Over the same period, the tax equivalent yield on average loans declined 146 basis points to 7.19% for the third quarter of 2002. The decline in yields was reflective of the historically low interest rate environment and accelerated loan re-financing activity.

For the nine months ended September 30, 2002, average loans totaled $318,639, representing an increase of $38,419, or 13.7%, compared with the same period in 2001. The tax equivalent yield on average loans declined 133 basis points or 15.2% between periods, from 8.73% to 7.40%. The increase in average loans was principally due to strong growth in consumer real estate loans.

Investment Securities - Average investment securities, including federal funds sold, money market funds and time deposits with other banks, totaled $167,467 for the quarter ended September 30, 2002, representing an increase of $26,811, or 19.1% compared with the same quarter in 2001. The tax equivalent yield on investment securities declined 59 basis points to 5.59%, when compared with the same quarter in 2001.

For the nine months ended September 30, 2002, average investment securities totaled $161,247 compared with $152,090 for the same period in 2001, representing an increase of $9,157 or 6.0%. The tax equivalent yield on investment securities declined 73 basis points or 11.2% between periods, from 6.51% to 5.78%. The yield on the investment securities portfolio has been impacted by historically low market interest rates and accelerated principal cash flows. In managing its risk to rising rates over the longer term, investment security purchases by the Company during 2002 have generally been variable rate instruments or securities with relatively short maturities, consequently contributing further to the year-over-year decline in yields.

Interest Expense - Interest expense for the quarter ended September 30, 2002 amounted to $3,267, representing a decrease of $448, or 12.1%, compared with the same quarter in 2001. The decrease in interest expense was principally attributed to a 103 basis point decline in the cost of interest bearing liabilities, from 4.11% to 3.07%, partially offset by a $62,916 increase in average interest bearing liabilities.

For the nine-month period ending September 30, 2002, total interest expense amounted to $9,623, compared with $12,471 for the same period in 2001, representing a decrease of $2,848 or 22.8%. The decrease in interest expense was principally the result of a 141 basis point, or 30.9%, decline in the cost of interest bearing liabilities between periods, from 4.56% to 3.15%. The decrease in interest expense attributed to declining rates was partially offset by an 11.7% increase in average interest bearing liabilities between periods, from $365,905 to $408,679.

Deposits - Average deposit balances for the three months ended September 30, 2002 totaled $314,048, representing an increase of $25,936, or 9.0%, compared with the same period in 2001. Interest bearing deposits, which represent 84.6% of total deposits, increased $26,176, or 10.9%, compared with the same period in 2001. For the quarter ended September 30, 2002, the average cost of interest bearing deposits amounted to 2.25% compared with 3.35% for the same quarter in 2001, representing a decrease of 110 basis points, or 32.8%.

For the nine months ended September 30, 2002, average deposit balances totaled $295,694, compared with $275,727 for the same period in 2001, representing an increase of $19,967, or 7.2%. The average cost of interest bearing deposits declined 140 basis points or 37.1% between periods, from 3.77% to 2.37%. This decrease was reflective of the declining interest rate environment and the continued replacement of maturing time deposits at lower rates.

The growth in total deposits between periods was led by money market accounts, which are classified with savings, posting an increase of $22,608, followed by NOW accounts, posting an increase $9,678. Time deposit balances essentially remained the same between periods. Brokered certificates of deposits totaled $5,988, whereas none were outstanding in 2001.

Borrowed Funds - Average borrowings for the quarter ended September 30, 2002 increased $36,740 or 30.8%, while borrowing costs declined 116 basis points or 20.6%, compared with the third quarter of 2001.

For the nine months ended September 30, 2002, average borrowings totaled $154,865 compared with $131,153 during the same period in 2001, representing an increase of $23,712 or 18.1%. The increase in borrowings between periods was principally utilized to fund loan growth and, to a lesser extent, growth in the investment securities portfolio. Borrowing costs declined 154 basis points or 25.8% between periods, from 5.96% to 4.42%. Further fluctuations in borrowing costs will be more moderate, as the Company extended the maturities on a portion of its borrowings to better match the funding of interest earning assets, and provide protection against the risks associated with rising rates.

The following tables set forth an analysis of net interest income by each major category of interest earning assets on a fully tax equivalent basis, and interest bearing liabilities for the three and nine months ended September 30, 2002, and 2001 respectively.

ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
SEPTEMBER 30, 2002, AND 2001

		2002			2001
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$331,480	$6,010	7.19%	$290,236	$6,325	8.65%
Investment securities(3)	157,701	2,289	5.76%	127,383	2,066	6.43%
Fed Funds sold, money market funds, and time
deposits with other banks	9,766	69	2.80%	13,273	124	3.71%
Total Investments	167,467	2,358	5.59%	140,656	2,190	6.18%
Total Earning Assets	498,947	8,368	6.65%	$430,892	$8,515	7.84%

Non Interest Earning Assets:
Cash and due from banks	11,055			13,221
Other Assets (2)	22,085			23,079
Total Assets	$532,087			$467,192

Interest Bearing Liabilities:
Deposits	$265,703	$1,506	2.25%	$239,527	$2,021	3.35%
Securities sold under repurchase agreements	12,231	66	2.14%	12,278	123	3.97%
Other borrowings	143,669	1,695	4.68%	106,882	1,571	5.83%
Total Borrowings	155,900	1,761	4.48%	119,160	1,694	5.64%
Total Interest Bearing Liabilities	421,603	3,267	3.07%	358,687	3,715	4.11%

Rate Spread			3.58%			3.73%

Non Interest Bearing Liabilities:
Demand Deposits	48,345			48,585
Other Liabilities	8,789			7,795
Total Liabilities	478,737			415,067
Shareholders' Equity	53,350			52,125
Total Liabilities and Shareholders' Equity	$532,087			$467,192
Net Interest Income and Net Interest Margin (3)		5,101	4.06%		4,800	4.42%
Less: Tax Equivalent Adjustment		(161)			(20)
Net Interest Income		$4,940			$4,780

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, reported on a tax equivalent basis.

ANALYSIS OF NET INTEREST INCOME
NINE MONTHS ENDED
SEPTEMBER 30, 2002, AND 2001

		2002			2001
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$318,639	$17,638	7.40%	$280,220	$18,295	8.73%
Investment securities(3)	154,196	6,838	5.93%	141,268	7,054	6.68%
Fed Funds sold, money market funds, and time
deposits with other banks	7,051	129	2.45%	10,822	356	4.40%
Total Investments	161,247	6,967	5.78%	152,090	7,410	6.51%
Total Earning Assets	479,886	24,605	6.86%	$432,310	$25,705	7.95%

Non Interest Earning Assets:
Cash and due from banks	9,561			8,864
Other Assets (2)	19,244			21,458
Total Assets	$508,691			$462,632

Interest Bearing Liabilities:
Deposits	$253,814	$4,505	2.37%	$234,752	$6,620	3.77%
Securities sold under repurchase agreements	12,735	214	2.25%	12,644	459	4.85%
Other borrowings	142,130	4,904	4.61%	118,509	5,392	6.08%
Total Borrowings	154,865	5,118	4.42%	131,153	5,851	5.96%
Total Interest Bearing Liabilities	408,679	9,623	3.15%	365,905	12,471	4.56%

Rate Spread			3.71%			3.39%

Non Interest Bearing Liabilities:
Demand Deposits	41,880			40,975
Other Liabilities	5,382			3,875
Total Liabilities	455,941			410,755
Shareholders' Equity	52,750			51,877
Total Liabilities and Shareholders' Equity	$508,691			$462,632
Net Interest Income and Net Interest Margin (3)		14,982	4.17%		13,234	4.09%
Less: Tax Equivalent Adjustment		(442)			(73)
Net Interest Income		$14,540			$13,161
  For the purpose of these computations, non-accrual loans are included in average loans.
  For the purpose of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
  For the purpose of these computations, reported on a tax equivalent basis.

The following tables set forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities, and changes in average rates on such assets and liabilities. The income from tax-exempt assets has been adjusted to a fully tax equivalent basis, thereby allowing uniform comparisons to be made. Because of the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories in proportion to the relationships of the absolute dollar amounts of the change in each.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS SEPTEMBER 30, 2001
INCREASES (DECREASES) DUE TO:

	Average	Average	Net
	Volume	Rate	Interest Income

Loans (1)	$1,297	$(1,612)	$(315)
Taxable investment securities	37	(786)	(749)
Non-taxable investment securities (1)	980	(8)	972
Fed funds sold, money market funds, and time
deposits with other banks	(29)	(26)	(55)

TOTAL EARNING ASSETS	2,285	(2,432)	(147)

Deposits	249	(764)	(515)
Securities sold under repurchase agreements	-	(57)	(57)
Other borrowings	134	(10)	124
TOTAL INTEREST BEARING LIABILITIES	383	(831)	(448)

NET CHANGE IN NET INTEREST INCOME (1)	$1,902	$(1,601)	$ 301

                                                                        (1) Reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS SEPTEMBER 30, 2001
INCREASES (DECREASES) DUE TO

	Average	Average	Net
	Volume	Rate	Interest Income

Loans (1)	$3,849	$(4,506)	$(657)
Taxable investment securities	(638)	(894)	(1,532)
Non-taxable investment securities (1)	1,330	(14)	1,316
Fed funds sold, money market funds, and time
deposits with other banks	(100)	(127)	(227)

TOTAL EARNING ASSETS	4,441	(5,541)	(1,100)

Deposits	585	(2,700)	(2,115)
Securities sold under repurchase agreements	3	(248)	(245)
Other borrowings	1,584	(2,072)	(488)
TOTAL INTEREST BEARING LIABILITIES	2,172	(5,020)	(2,848)

NET CHANGE IN NET INTEREST INCOME (1)	$2,269	$ (521)	$ 1,748

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

For the quarter ended September 30, 2002, non-interest income amounted to $2,116 compared with $2,125 for the same quarter in 2001, representing a decrease of $9, or 0.4%. Total non-interest expense amounted to $5,120 compared with $4,813 in the third quarter of 2001, representing an increase of $307, or 6.4%.

For the nine months ended September 30, 2002, total non-interest income amounted to $4,939, representing a decrease of $726, or 12.8%, compared with the same period in 2001. Total non-interest expense amounted to $13,797 compared with $13,152 for the nine months ended September 30,2001, representing an increase of $645, or 4.9%.

As more fully disclosed in Note 2 to the consolidated financial statements, the Company manages and operates two major lines of business: Community Banking and Financial Services. The following discussion and analysis of other operating income and expenses focuses on each business segment separately:

COMMUNITY BANKING

Three Months Ended September 30, 2002 and 2001

	2002	2001	Change	Change
Non-interest income	$ 1,601	$ 1,477	$ 124	8.4%
Non-interest expense	$ 4,027	$ 3,805	$ 222	5.8%

Nine Months Ended September 30, 2002 and 2001

	2002	2001	Change	Change
Non-interest income	$ 3,176	$ 3,252	$ (76)	(2.3)%
Non-interest expense	$ 10,520	$ 9,944	$ 576	5.8%

Non-interest Income: Non-interest income from Community Banking represented 75.7% of the Company’s total third quarter non-interest income. For the quarter ended September 30, 2002, the Bank’s non-interest income amounted to $1,601, compared with $1,477 during the same quarter in 2001, representing an increase of $124, or 8.4%.

For the nine months ended September 30, 2002, the Bank’s non-interest income amounted to $3,176, representing a decrease of $76, or 2.3%, compared with the same period in 2001. The decline in non-interest income was principally attributed to a $348 decline in service charges on deposit accounts between periods. In December of 2000 the Bank implemented various product and service fee enhancements and improved its management over fee waivers. These actions substantially improved non-interest income during the first half of 2001. However, as was generally anticipated, the initial impact on fee income was not fully sustained in the months following implementation, as small accounts were consolidated and certain customer habits, including overdraft activity, showed a substantial change. The decline in service charge income was substantially offset by revenue from credit card processing and net gains on the sale of securities, posting increases of $106 and $319 respectively, compared with the same period in the prior year.

Non-interest Expense: Non-interest expense from Community Banking represented 78.7% of the Company’s total third quarter non-interest expense. For the quarter ended September 30, 2002, the Bank’s non-interest expense amounted to $4,027, compared with $3,805 during the same quarter in 2001, representing an increase of $222, or 5.8%.

For the nine months ended September 30, 2002, the Bank’s non-interest expense amounted to $10,520, representing an increase of $576, or 5.8%, compared with the same period in 2001. The increase in non-interest expense was principally attributed to employee compensation increases, increases in subsidized employee health insurance, deferred executive compensation and, to a lesser extent, certain additions to the Bank’s workforce.

FINANCIAL SERVICES

Three Months Ended September 30, 2002 and 2001

	2002	2001	Change	Change
Non-interest income	$ 511	$ 728	$ (217)	(29.8)%
Non-interest expense	$ 813	$ 1,042	$ (229)	(22.0)%

Nine Months Ended September 30, 2002 and 2001

	2002	2001	Change	Change
Non-interest income	$ 1,750	$ 2,485	$ (735)	(29.6)%
Non-interest expense	$ 2,600	$ 3,159	$ (559)	(17.7)%

Non-interest income: Non-interest income from Financial Services (BTI Financial Group) represented 24.1% of the Company’s total third quarter non-interest income. For the nine months ended September 30, 2002, non-interest income at BTI Financial Group (BTI) amounted to $511, compared with $728 during the same quarter in 2001, representing a decrease of $217, or 29.8%.

For the nine months ended September 30, 2002 non-interest income at BTI amounted to $1,750, representing a decrease of $735, or 29.6%, compared with the same period in 2001. The decline in fee income was principally attributed to a significant decrease in the market value of assets under management at Block Capital Management and Bar Harbor Trust Services and was reflective of the overall decline in the stock market between periods. Fees charged to clients are derived principally from the market values of assets managed. At September 30, 2002, assets under management totaled $180,544, compared with $231,891 at September 30, 2001, representing a decrease of $51,347, or 22.1%. Fee income at Dirigo Investments also declined, and was principally attributed to the overall deterioration in the stock and bond markets and its impact on investor activities within the Company’s target market.

Non-interest expense: Non-interest expense from Financial Services represented 15.9% of the Company’s third quarter non-interest expense. For the quarter ended September 30, 2002, BTI’s non-interest expense amounted to $813, compared with $1,042 during the same quarter in 2001, representing a decrease of $229, or 22.0%.

For the nine months ended September 30, 2002, BTI’s non-interest expense amounted to $2,600, representing a decrease of $559, or 17.7%, compared with the same period in 2001. Salaries and employee benefit expenses declined $215 between periods, or 13.8%, and were the result of management and staffing changes. Marketing expense declined $244 between periods, and was principally attributed to marketing campaigns conducted in early 2001, shortly following the formation of BTI and, to a lesser extent, more effective utilization of marketing dollars during the current year. With the Company’s adoption of SFAS 142, "Goodwill and Other Intangible Assets", the amortization of goodwill ceased. For the nine months ended September 30, 2001, the amortization of intangible assets amounted to $49, compared with none recorded in the current year. Occupancy expenses for the nine month period ended September 30, 2002 were $158 greater than the same period in 2001, and were principally the result of BTI’s purchase and renovation of a new headquarters complex located in Ellsworth, Maine, and occupied in May 2001.

INCOME TAXES

The effective tax rate for the three and nine month periods ended September 30, 2002 were 30.9% and 27.5% respectively, compared with 34.0% and 33.3% for the same periods in 2001. The decreases in 2002 were principally attributed to the addition of $26,516 in tax-exempt securities to the Bank’s investment securities portfolio.

LOAN PORTFOLIO

The loan portfolio is primarily secured by real estate in the counties of Hancock and Washington, Maine. The following table represents the components of the Bank’s loan portfolio as of September 30, 2002 and December 31, 2001.

SUMMARY OF LOAN PORTFOLIO

	September 30,	December 31,
	2002	2001

Real estate loans
Construction and development	$ 16,535	$ 20,348
Mortgage	273,658	229,634
Loans to finance agricultural
production and other loans to farmers	11,056	7,149
Commercial and industrial loans	21,780	22,158

Loans to individuals for household,
family and other personal expenditures	13,109	13,918
All other loans	2,299	3,699
Real estate under foreclosure	100	1,064

TOTAL LOANS	338,537	297,970

Less: Allowance for loan losses	4,823	4,169

NET LOANS	$ 333,714	$ 293,801

Total Loans – Total loans at September 30, 2002 amounted to $338,537 as compared with $297,970 at December 31, 2001, representing an increase of $40,567, or 13.6%. The growth in the loan portfolio was the principal factor underlying the $12.6% increase in the Company’s total assets compared with December 31, 2001.

Loan growth during the nine months ended September 30, 2002 was principally attributed to real estate loans, particularly consumer, posting an increase over 2001 year-end of $40,211, or 16.1%. Mortgage origination volume continued strong during the period, due in part to the impact of current market interest rates and a healthy local economy.

Credit Risk – Credit risk is managed through loan officer authorities, loan policies, the Bank’s Senior Loan Committee, oversight from the Bank’s Senior Credit Officer, Director’s Loan Committee, and the Bank’s Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

Non-performing Loans - Non-performing loans include loans on non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans at the dates indicated:

TOTAL NONPERFORMING LOANS

	September 30, 2002	December 31, 2001	September 30, 2001
Loans accounted for on a
non-accrual basis	$1,011	$2,191	$2,706
Accruing loans contractually
past due 90 days or more	23	153	504
Total non-performing loans	$1,034	$2,344	$3,210
Ratios:
Allowance for Loan Losses to total loans	1.42%	1.40%	1.37%
Non-Performing loans to total loans	0.31%	0.79%	1.10%
Allowance for Loan Losses to non-performing loans	466%	178%	124%

The Company continued to maintain its non-performing loans at significantly lower levels than in prior years and attributes this success to the strengthening of its credit administration process and underwriting standards, aided by a healthy local economy. At September 30, 2002, total non-performing loans amounted to $1,034, or 0.31% of total loans, compared with 0.79% at December 31, 2001 and 1.10% at the same date last year. At September 30, 2002, the Company’s reserve for possible loan losses expressed as a percent of non-performing loans was 466%, compared with 124% at the same date last year and 178% at December 31, 2001.

Other real estate owned – When a real estate loan goes to foreclosure and the Bank purchases the property, the property is transferred from the loan portfolio to Other Real Estate Owned (OREO) at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. Along with using conservative fair market valuations of OREO properties, reserves are established to allow for selling expenses that can be reasonably estimated. At September 30, 2002, Other Real Estate Owned amounted to $100 thousand, compared with $54 thousand at December 31, 2001.

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

During the nine month period ended September 30, 2002, the Company provided $875 to the allowance for loan losses compared with $1,650 for the same period in 2001, representing a decrease of $775 or 47.0%. The decrease in the provision for loan losses was primarily attributed to one large credit exceeding $1,000 that was charged off in the second quarter of 2001 combined with an overall strengthening of credit quality in the Bank’s loan portfolio.

The Bank’s loan loss experience continued its positive trend between reporting periods. Net loans charged off during the nine months ended September 30, 2002 amounted to $221 compared with $1,899 for the same period in 2001. Net charge offs expressed as a percent of average loans outstanding amounted to 0.07% for the nine months ended September 30, 2002, compared with 0.68% for the same period in 2001.

The following table details changes in the allowance and summarizes loan loss experience for nine-month periods ended September 30, 2002 and 2001.

SUMMARY OF LOAN LOSS EXPERIENCE
Nine Months Ended
September 30, 2002 and 2001

	September 30,	September 30,
	2002	2001

Balance at beginning of period	$ 4,169	$ 4,236
Charge offs:
Commercial, financial
agricultural, others	94	1,364
Real estate mortgages
Real estate-construction	-	-
Real estate-mortgage	115	224
Installments and other loans
to individuals	174	398
Total charge offs	383	1,986

Recoveries:
Commercial, financial
agricultural, others	113	21
Real estate mortgages:
Real estate-construction	-	-
Real estate-mortgage	9	12
Installments and other loans
to individuals	40	54
Total recoveries	162	87

Net charge offs	221	1,899
Provision charged to operations	875	1,650

Balance at end of period	$ 4,823	$ 3,987

Average loans outstanding during Period	$318,639	$280,220

Net charge offs to average loans outstanding
during period	0.07%	0.68%

The following table presents the breakdown of the allowance by loan type at September 30, 2002 and December 31, 2001.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(at September 30, 2002 and December 31, 2001)

	September 2002		December 2001
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total loans	Amount	Total loans

Commercial, financial, and agricultural	$1,632	9.70%	$1,387	9.84%
Real estate mortgages:
Real estate-construction	53	4.88%	135	6.83%
Real estate-mortgage	2,062	80.87%	1,525	77.42%
Installments and other loans
to individuals	553	3.87%	855	4.67%
Other	-	0.68%	-	1.24%
Unallocated	523	0.00%	267	0.00%
TOTAL	$4,823	100.00%	$4,169	100.00%

At September 30, 2002, the adequacy analysis resulted in a need for specific reserves of $3,426, general reserves of $806 thousand, impaired reserves of $122 thousand, and other reserves of $183 thousand.

Specific reserves are determined by way of individual review of commercial loan relationships in excess of $250, combined with reserves calculated against total outstanding loans by category using the Company’s historical loss experience and other observable data. General reserves account for the risk and probable loss inherent in certain pools of industry and geographic concentrations within the portfolio. Impaired reserves consider all consumer loans over 90 days past due and impaired commercial loans which are fully reserved within the specific reserves via individual review and specific allocation of probable loss for loan relationships over $250, and pool reserves for smaller impaired loans. The Bank had no troubled debt restructurings during the nine months ended September 30, 2002, and all of its impaired loans were considered collateral dependent and were adequately reserved.

Loan delinquency levels have remained at low levels between reporting periods. However, existing loan documentation and/or structural weaknesses for certain loans written in prior years continue to impede collection efforts in certain cases and have impacted the level of probable losses. These weaknesses are historical in nature and do not necessarily reflect current loan underwriting and documentation standards. The extent of these problems in the entire loan portfolio is not entirely known; however, it is known that such problems exist and, accordingly, the allowance incorporates this knowledge.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses at September 30, 2002 to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

CAPITAL RESOURCES

The Company and its banking subsidiary are subject to the risk based capital guidelines administered by the Bank regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.

As of September 30, 2002, the Company and its banking subsidiary are considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum leverage ratio of at least 5%.

The following table sets forth the Company’s regulatory capital at September 30, 2002 and December 31, 2001, under the rules applicable at that date.

	September 30, 2002		December 31, 2001
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$52,822	14.7%	$52,950	16.8%
Regulatory Requirement	28,776	8.0%	25,154	8.0%
Excess	$24,046	6.7%	$27,796	8.8%

Tier I Capital to Risk Weighted Assets	$48,322	13.4%	$49,017	15.6%
Regulatory Requirement	14,388	4.0%	12,577	4.0%
Excess	$33,934	9.4%	$36,440	11.6%

Tier I Capital to Average Assets	$48,322	9.1%	$49,017	10.3%
Regulatory Requirement	21,139	4.0%	18,997	4.0%
Excess	$27,183	5.1%	$30,020	6.3%

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from its banking subsidiary, Bar Harbor Banking and Trust Company. The Company declared dividends in the aggregate amount of $1,839 and $1,873 in the first nine months of 2002 and 2001, respectively, at a rate of $0.57 per share. The Bank’s principal regulatory agency, the FDIC, currently limits Bank dividends to current earnings excluding securities gains while maintaining a Tier I leverage capital ratio of 8%, without prior approval. The Bank is in full compliance with these requirements and does not anticipate any impact on the Company’s ability to pay dividends at historical levels.

In November 1999, the Company announced a stock buyback plan. The Board of Directors of the Company has authorized the open market purchase of up to 10% of the Company’s outstanding shares of common stock, or 344,000 shares, with the program continuing through December 31, 2002. As of September 30, 2002, the Company had repurchased 250,879 shares of stock under the plan, or 73% of the total authorized, at a total cost of $4,219 and an average price of $16.82. The Company holds the repurchased shares as treasury stock.

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

Interest Rate Risk – Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the Bank’s net interest income. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet.

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
  A 100, 200, and 400 basis point rise or decline in interest rates applied against a parallel shift in the yield curve over a twelve- month period together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.
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

The following table summarizes the Bank’s net interest income sensitivity analysis as of September 30, 2002, over one and two year horizons. In light of the Federal Funds rate of 1.75% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, versus 200 basis points as shown in prior periods.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENERIO
SEPTEMBER 30, 2002

	-100 basis points	+200 basis points

Year 1
Net interest income change ($)	($424)	$661
Net interest income change (%)	(2.22)%	3.47%

Year 2
Net interest income change ($)	($2,330)	$1,104
Net interest income change (%)	(12.22)%	5.79%

Based upon the information and assumptions in effect at September 30, 2002, management believes that a 200 basis point increase in interest rates over the next twelve months would increase net interest income by $661, or 3.47%, while a 100 basis point decline would decrease net interest income by $424, or 2.22%.

Managing the Bank’s interest rate risk sensitivity has been challenging during this period of historically low interest rates. The Bank continues to be positively positioned in an upward interest rate environment over twelve and twenty-four month horizons, and has strengthened this position compared with the prior two quarters. However, the Company’s exposure to a sustained declining rate environment, particularly in year two of a twenty-four month horizon, increased moderately compared with the prior two quarters.

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

At September 30, 2002 the Bank had one derivative instrument, an interest rate swap, outstanding. The details are summarized as follows:

Description	Maturity	Notional Amount ( in thousands)	Fixed Interest Rate	Variable Interest Rate	Hedge Pool

Receive fixed rate, pay variable rate.	4/26/04	$10,000	6.425%	Prime	Home Equity Loans

The $10 million interest rate swap hedges a defined pool of the Bank’s home equity loans yielding an interest rate of prime, which at September 30, 2002 was 4.75%. The bank is required to pay a counter party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon an interest rate of 6.425% over the term of the agreement.

The credit risk associated with the interest rate swap agreement is the risk of non-performance by the counter-party to the agreement. However, management does not anticipate non-performance by the counter-party, and monitors risk through its asset/liability management policies and procedures.

The interest rate swap agreement, which qualifies as a cash flow hedge, has an original maturity of two years and as of September 30, 2002 had an unrealized gain of $266 thousand. In accordance with the Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", the unrealized gain is recorded in the statement of condition with the offset recorded in the statement of other comprehensive income. The use of the interest rate swap agreement increased interest income by $70 thousand during the nine months ended September 30, 2002.

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

The Company uses a basic surplus/deficit model to measure its liquidity over 30- and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Company’s policy is to maintain its liquidity position at a minimum of 5% of total assets. At September 30, 2002, liquidity, as measured by the basic surplus/deficit model, was 9.8% for the 30-day horizon and 8.5% for the 90-day horizon, reflecting the seasonality of the Bank’s loan and deposit base. The Company also has $9.5 million in unused lines of credit, and the ability to borrow additional funds on a serviced basis utilizing $65.8 million of un-pledged securities and approximately $46.8 million of mortgage related loan portfolios.

REGULATORY MATTERS

As previously disclosed, the Bank entered into an agreement ("Agreement") in the third quarter of 2001 with its principal regulators, the Federal Deposit Insurance Corporation ("FDIC") and the Maine Bureau of Financial Institutions ("BFI").

Pursuant to that Agreement, the Bank has increased its allowance for loan losses, developed a classified asset reduction plan for certain commercial relationships, revised its credit administration plan, implemented certain revisions in its asset appraisal procedures, established a minimum capital threshold of 8% or 3% above the regulatory minimum of 5% for "well capitalized" banks, improved certain account reconciliation and call reporting procedures, addressed certain weaknesses in its information systems, improved its procedures to ensure its compliance with the "Bank Secrecy Act," and initiated a long term strategic planning process which is currently underway. The Bank has also implemented a policy of paying dividends to its parent, the Company, only from current earnings, exclusive of gains on the sale of securities, without prior approval of its principal regulators.

The Bank is providing updates covering the status of certain of the foregoing items to its principal regulators on a quarterly basis. In management’s judgment, the Bank is adequately addressing the matters set forth in the Agreement.

ITEM 4. CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While the Company believes that its disclosure controls and procedures are effective, it intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

 As previously reported, Paul G. Ahern and Bonnie R. McFee, both former executive officers and employees of BTI, resigned their positions in January 2002 and made demands for severance benefits under their employment agreements.

The disputes between the Company and both Mr. Ahern and Ms. McFee regarding their demands under their employment agreements have been submitted to separate binding arbitration proceedings in order to determine the rights of the parties. An independent arbitrator has found in favor of the Company and BTI with regard to all of Mr. Ahern’s claims. This decision of the arbitrator is binding and final. The arbitration proceeding regarding Ms. McFee’s claims under her employment agreement is scheduled for a final hearing beginning on January 15, 2003.

The Company previously reported that it appointed an independent committee of directors (the "Independent Committee") to investigate certain allegations and demands made by Mr. Ahern and Ms. McFee in connection with threatened legal action against the Company and BTI, including the possible initiation of shareholder derivative actions by Mr. Ahern and Ms. McFee. The Independent Committee has completed its investigation and reported its findings and recommendations to the Board of Directors at its regular meeting in October 2002. The Board of Directors accepted the report and believes that, based on the findings and recommendations of the Independent Committee, no material corrective or other actions are required at this time.

As previously reported, Roselle M. Neely ("Neely") filed a complaint dated May 31, 2002 in the United States District Court for the District of Maine (the "Neely Complaint") naming the Company, the Bank, Bar Harbor Trust Services ("BHTS"), certain other subsidiaries, and certain existing or former management personnel as defendants. The complaint relates to a trust established by Mrs. Neely (the "Neely Trust"), for which BHTS has acted as co-trustee since May 2000 and for which the Bank formerly acted as co-trustee. Mrs. Neely alleges in part that BHTS improperly disregarded her investment instructions and that BHTS engaged in excessive trading for the purpose of generating commissions for its affiliated broker-dealer. She seeks an unspecified amount of money damages and punitive damages, plus interest and costs. The Company has filed an answer denying all allegations of wrongdoing, and is actively defending against these claims. The case presently is in the discovery stage.

Mrs. Neely had previously filed suit against the Bank and BHTS in Probate Court in Penobscot County, Maine in January 2002, seeking to appoint a new corporate trustee for the Neely Trust. In that suit Mrs. Neely alleged that the Bank failed to give her notice of the appointment of BHTS as a successor trustee. The suit was amended in June 2002 to add allegations similar to those contained in the Neely Complaint. The Bank and BHTS denied all allegations of wrongdoing, and filed a counterclaim seeking declaratory judgment from the Probate Court. This probate action currently is on the docket for trial in December of 2002.

Various other legal claims arise from time to time in the normal course of business, none of which will, in the opinion of management, have a material effect on the Company’s consolidated financial statements.

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

(ii) Bylaws as amended to date are incorporated by reference to Form 10-K, Item 14 (a)(3) filed with the Commission March 28, 2002.

10	Material Contracts 10.1 Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987 Commission File Number (0-13666).

	10.2 Description of Supplemental Executive Retirement Plans not set forth in a formal document as of the date of this report.	The Company Board of Directors has authorized the Company, subject to any applicable regulatory requirements, to enter into supplemental executive retirement plans ("SERPs") with both Gerald Shencavitz, the Company's Chief Financial Officer, and Dean Read, the President of the Bank. The terms of those SERPs have not been finalized as of the date of this report but are expected to provide for a stream of future payments in accordance with a defined vesting schedule upon retirement or termination of the named executives, or in the event that the executive leaves the Company following a change in control. The Company believes that it has accrued amounts in accordance with generally accepted accounting principles, to provide for estimated payment obligations under the SERPs once they are finalized and become effective. Implementation of the SERPs is subject to compliance with applicable regulatory requirements and to review and approval by the Board of Directors, and execution and delivery by the Company and the executives, of formal written agreements.

	10.3 Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filed with the Commission on March 28, 2002.

99	99.1 Certification of Principal Executive Officer dated November 14, 2002.	Filed with this report.

	99.2 Certification of Principal Financial Officer, dated November 14, 2002.	Filed with this report.

(b) Reports on Form 8-K

Current reports on Form 8-K have been filed as follows:

Date Current Report Filed	Item	Description

8/13/02	9. Regulation FD Disclosure	Certificaton Statements filed pursuant to 18 U.S.C. Sec. 1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

11/08/02	5. Other Events and Regulation FD	Reporting that the Company received notice of an Arbritration Award in favor of the Company and BTI with regard to disputed demands for severance benefits made by Mr. Paul Ahern under his employment agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             BAR HARBOR BANKSHARES

                                                             /S/ Joseph M. Murphy

Date: August 13, 2002                         Joseph M. Murphy
                                                           Chief Executive Officer

                                                          /S/ Gerald Shencavitz

Date: August 13, 2002                        Gerald Shencavitz
                                                         Chief Financial Officer

 CERTIFICATION

I, Joseph M. Murphy, certify that:

  I have reviewed this quarterly report on Form 10-Q of Bar Harbor Bankshares;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of this registrant’s controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant’s board of directors or persons performing the equivalent function:
    all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls
  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

  Date: November 14, 2002                                      /s/ Joseph M. Murphy

                                                                              Joseph M. Murphy
                                                                              President and Chief Executive Officer

  CERTIFICATION

I, Gerald Shencavitz, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Bar Harbor Bankshares;

     2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
          Rules 13a-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of this registrant’s controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

      5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant’s board of directors or persons performing the equivalent function:

    all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls

      6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: November 14, 2002                                      /s/ Gerald Shencavitz

                                                                            Gerald Shencavitz
                                                                            Chief Financial Officer