Form 10-K
period 2002-12-31
BAR HARBOR BANKSHARES
filed 2003-03-27
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 2049

FORM 10-K

Annual Report pursuant to Section 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2002. Commission File No. 0-13666

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

Title of Class: Common Stock --- Par Value: $2.00 per share
(Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES: (X)     NO: ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ( )

Based on the closing price of the common stock of the registrant, the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 2003 is:

Common Stock, $2.00 par value -- $59,734,451

The number of voting shares outstanding of each of the registrant’s classes of common stock, as of March 25, 2003 is:

Common Stock -- 3,163,901

Documents incorporated by Reference:
Proxy Statement for 2003 annual meeting pursuant to Regulation 14A of the General Rules and Regulations of the Commission and filed with the Commission on March 27, 2003, is incorporated by reference into Part III of this report.

INDEX

1.	Business	3 - 11

2.	Properties	12 - 13

3.	Legal Proceedings	13

4.	Submission of Matters to a Vote of Security Holders	13

5.	Market for Registrant’s Common Equity and Related Shareholder Matters	14

6.	Selected Financial Data	15

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 49

8.	Consolidated Financial Statements and Supplementary Data	50 - 77

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77

10.	Directors and Executive Officers of the Registrants	77

11.	Executive Compensation	77

12.	Security Ownership of Certain Beneficial Owners and Management	77

13.	Certain Relationships and Related Transactions	78

14.	Controls and Procedures	78

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	79 - 96

PART I

ITEM 1. BUSINESS

ORGANIZATION

Bar Harbor Bankshares ("the Company") was incorporated January 19, 1984. As of March 25, 2003, the Company’s securities consisted of one class of common stock ("the Common Stock"), par value of $2.00 per share, of which there were 3,163,901 shares outstanding held of record by approximately 1,056 shareholders. The Company has two primary, wholly-owned operating subsidiaries: Bar Harbor Banking and Trust Company ("the Bank"), a community bank which offers a wide range of deposit, loan, and related banking products; and BTI Financial Group ("BTI"), a financial services holding company offering brokerage, trust, private banking, financial planning and investment management services to individuals, businesses, not-for-profit organizations and municipalities.

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

BANK

The Bank, originally founded in 1887 and now a direct, wholly owned subsidiary of the Company, is a Maine financial institution, and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum extent permitted by law. The Bank is subject to the supervision, regulation, and examination of the FDIC and the BFI. It is not a member of the Federal Reserve Bank.

The Bank has ten offices in coastal Maine, including its principal office located at 82 Main Street, Bar Harbor, as well as offices in Hancock County and adjacent Washington County, which represent the Bank’s principal market areas. The Hancock County offices, in addition to Bar Harbor, are located in Northeast Harbor, Southwest Harbor, Blue Hill, Deer Isle, Ellsworth, and Winter Harbor. The Washington County offices are located in Milbridge, Machias, and Lubec. The Bank delivers its operations and technology services from its operations center located on Avery Lane in Ellsworth, Maine.

The Bank is a retail bank serving individual and corporate customers, retail establishments, seasonal lodging, campgrounds and restaurants. As a coastal bank, it serves the lobstering and fishing industries. It also serves Maine’s wild blueberry industry through its Washington County offices. It operates in a competitive market that includes other community banks, savings institutions, and credit unions, and branch offices of statewide and interstate bank holding companies located in the Bank’s market area. The Bank continues to be one of the larger independent commercial banks in the state of Maine.

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a materially adverse effect on its business. The banking business in the Bank’s market area historically has been seasonal, with lower deposits in the winter and spring and higher deposits in the summer and fall. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Approximately 86% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on certificates of deposit, Individual Retirement Accounts (IRAS), NOW and money market accounts and does not anticipate any material loss of these deposits.

The Bank emphasizes personal service to the community, with a concentration on retail banking. Customers are primarily individuals and small businesses for whom the Bank offers a wide variety of products and services. The Bank provides all of the traditional banking services offered by a commercial bank, including checking accounts, NOW accounts, savings accounts, money market accounts, time deposit accounts, individual retirement accounts, safe deposit boxes, bank by mail services, night depository services, and a variety of cash management services. The Bank also offers TeleDirect, an interactive voice response system through which customers can get product information, check balances and activity on their accounts as well as perform transfers between their accounts. The Bank continues to offer free, on-line real-time Internet banking services through its dedicated website at www.bhbt.com. Automated Teller Machines (ATMs) are located at each of the ten branch locations, in addition to three machines in non-Bank locations. These ATMs access major networks for use of the Bank’s cards throughout the United States, including the Plus and NYCE systems as well as the major credit card networks. Drive-up facilities are available at all banking offices.

The Bank offers a comprehensive array of lending services, including consumer credit in the form of installment loans, overdraft protection (stand-by-credit), VISA credit card accounts, student loans, residential mortgage loans, and home equity loans. It offers business loans to individuals, partnerships, corporations, and other business entities for capital construction, real estate purchases, working capital, and a broad range of other business purposes. Business loans are provided primarily to organizations and individuals in the tourist, hospitality, health care, blueberry, shipbuilding and fishing industries as well as to other small and mid-size businesses associated with small coastal communities. Certain larger loans, which exceed the Bank’s lending limits, are written on a participation basis with correspondent banks, whereby the Bank retains only such portions of those loans that are within its lending limits and credit risk tolerances. The Bank’s policy for lending limits is up to 20% of its equity to any borrower provided that the loans are secured, and approved by the Directors’ Loan Committee. This committee is chaired by a member of the Bank’s Board of Directors, and includes non-voting members of the Bank’s management and Board of Directors.

BTI

BTI Financial Group is a wholly owned subsidiary of the Company. It was incorporated on August 16, 1999, as the holding company for three operating subsidiaries: Bar Harbor Trust Services ("Trust"), a Maine chartered trust company; Block Capital Management ("Block"), an SEC registered investment advisor; and Dirigo Investments, Inc. ("Dirigo"), a National Association of Securities Dealers (NASD) registered broker-dealer. BTI is able to provide a comprehensive array of private banking, financial planning, investment management and trust services to individuals, businesses, not-for-profit organizations, and municipalities of varying assets size, and to provide the highest level of customized personal service. The staff includes credentialed investment and trust professionals with extensive experience.

Trust offers revocable, irrevocable, charitable remainder and testamentary trust management, and estate planning and management services such as probate, estate settlement, and tax return preparation. At December 31, 2002, Trust had 837 accounts with assets totaling $202 million.

Block provides discretionary and non-discretionary investment advisory services for corporate and individual investment portfolios, personal trusts, individual and corporate retirement funds, and endowments for not-for-profit organizations. At December 31, 2002, Block had $181 million in assets under management, primarily for clients of Trust.

Dirigo principally serves the brokerage needs of individuals, from first-time purchasers, to sophisticated investors. It also offers a line of life insurance, annuity, and retirement products, as well as financial planning services. A third party processor provides Dirigo’s support and clearing services.

BTI’s central offices are located in a 22,000-square-foot office facility shared with the Bank, located at 135 High Street, Ellsworth, Maine. Dirigo, Trust, and Block maintain their principal offices at the Ellsworth facility and maintain additional offices at One Cumberland Place, Bangor, Maine. BTI also maintains offices in the headquarters building of the Bank in Bar Harbor, Maine.

COMPETITION

The Company competes principally in Down East coastal Maine, which can generally be characterized as a rural area. The Company considers its primary market areas to be in Hancock and Washington counties, each in the state of Maine. The combined population of these two counties is approximately 86,000 people, and their economies are based primarily on tourism, health care, aquaculture, agriculture and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions and credit unions. Other competitors in the Company’s primary market area include insurance companies and financing affiliates of consumer durable goods manufacturers.

The Bank has been able to compete effectively with other financial institutions by emphasizing quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers. However, no assurance can be given that the Bank will continue to be able to compete effectively with other financial institutions in the future.

The financial services landscape has changed considerably over the past five years in the Company’s primary market area. The subsidiaries of BTI each separately face significant competition for their services from local banks, which now or in the future may offer a similar range of services, as well as from a number of brokerage firms and investment advisors with offices in the Company’s market area. In addition, many of these services are widely available to customers by telephone and over the Internet through firms located outside of the Company’s market area.

MANAGEMENT AND EMPLOYEES

The Company has four officers: Joseph M. Murphy, President and Chief Executive Officer; Gerald Shencavitz, Senior Vice President, Chief Financial Officer and Treasurer; Dennis K. Miller, Senior Vice President, Audit and Risk Management; and Judith W. Fuller, Corporate Secretary. Marsha C. Sawyer serves as the Clerk of the Company.

Joseph M. Murphy also serves as President and Chief Executive Officer of BTI. Dean S. Read serves as President and Chief Executive Officer of the Bank. Gerald Shencavitz serves as Chief Financial Officer of each of the Company’s subsidiaries, as well as Chief Operating Officer and Treasurer of the Bank. Other senior operating positions in the Company include Presidents of the BTI subsidiaries, and Senior Vice Presidents in charge of retail banking, lending, credit administration and human resources.

As of December 31, 2002, the Bank employed 152 full time and 26 part time employees and BTI employed 20 full-time and 2 part time employees, representing a full-time equivalent complement of 186 employees of the Company

The Company maintains comprehensive employee benefit programs, which provide health, dental, long-term and short-term disability and life insurance. All Company employees are eligible for participation in the Bar Harbor Bankshares 401(k) plan and Profit Sharing Plan. Certain officers and employees of the Company may also participate in the Company’s 2000 stock option plan and/or have Supplemental Executive Retirement Agreements with the Company or the Bank.

The Company’s management believes that employee relations are good, and there are no known disputes between management and employees.

SUPERVISION AND REGULATION

The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation, and examination by various federal and state bank regulatory agencies, including the FRB, the FDIC, and the Superintendent, as well as other governmental agencies in the states in which the Company and its subsidiaries operate. The supervision, regulation, and examination to which the Company and its subsidiaries are subject are intended primarily to protect depositors and other customers, or are aimed at carrying out broad public policy goals, and are not necessarily for the protection of the shareholders.

Some of the more significant statutory and regulatory provisions applicable to banks and BHCs, to which the Company and its subsidiaries are subject, are described more fully below, together with certain statutory and regulatory matters concerning the Company and its subsidiaries. The description of these statutory and regulatory provisions does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on the Company’s business and operations, as well as those of its subsidiaries. The Company’s shareholders generally are not subject to these statutory and regulatory provisions.

Bank Holding Company Act - As a registered BHC and a Maine financial institution holding company, the Company is subject to regulation under the BHC Act and Maine law and to examination and supervision by the FRB and the Superintendent, and is required to file reports with, and provide additional information requested by, the FRB and the Superintendent. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals that violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary of a BHC.

The BHC Act prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior FRB approval. Unless a BHC becomes a "financial holding company" (an "FHC") under the Gramm-Leach-Bliley Act ("GLBA"), as discussed below, the BHC Act also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In addition, Maine law requires approval by the Superintendent prior to acquisition of more than 5% of the voting shares of a Maine financial institution or any financial institution holding company that controls a Maine financial institution. The Superintendent also must approve acquisition by a Maine financial institution holding company of more than 5% of a financial institution or financial institution holding company domiciled outside of the State of Maine.

Federal Reserve Act - Various other laws and regulations, including Sections 23A and 23B of the Federal Reserve Act, as amended (the "FRA"), generally limit borrowings, extensions of credit, and certain other transactions between the Company and its non-bank subsidiaries and its affiliate insured depository institutions. Section 23A of the FRA also generally requires that an insured depository institution’s loans to non-bank affiliates be secured in appropriate amounts, and Section 23B of the FRA generally requires that transactions between an insured depository institution and its non-bank affiliates be on market terms. These laws and regulations also limit BHCs and their subsidiaries from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

Financial Services Modernization - The Gramm-Leach-Bliley Act ("GLBA"), which significantly altered banking laws in the United States, was signed into law in 1999. GLBA enabled combinations among banks, securities firms and insurance companies beginning in 2000. As a result of GLBA, many of the depression-era laws that restricted these affiliations and other activities that may be engaged in by banks and bank holding companies, were repealed. Under GLBA, bank holding companies are permitted to offer their customers virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking.

The Gramm-Leach-Bliley Act established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit BHCs that qualify and elect to be treated as financial holding companies to engage in a range of financial activities broader than would be permissible for traditional BHCs that have not elected to be treated as FHCs, such as the Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

Further, the GLBA permits state banks, to the extent permitted under state law, to engage in certain new activities that are permissible for subsidiaries of an FHC. The GLBA expressly preserves the ability of state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management, and affiliate transaction rules. Also, the FDIC’s final rules governing the establishment of financial subsidiaries adopt the position that a state nonmember bank may only conduct through a financial subsidiary activities that a national bank could only engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC’s standard activities rules. Moreover, to mirror the FRB’s actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 - The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers, and to a lesser extent, interstate banking.

Declaration of Dividends - According to its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the "FRB Dividend Policy"), the FRB considers adequate capital to be critical to the health of individual banking organizations and to the safety and stability of the banking system. Of course, one of the major components of the capital adequacy of a bank or a BHC is the strength of its earnings and the extent to which its earnings are retained and added to capital, or paid to shareholders in the form of cash dividends. Accordingly, the FRB Dividend Policy suggests that banks and BHCs generally should not maintain their existing rate of cash dividends on common stock, unless the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB Dividend Policy reiterates the FRB’s belief that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength.

Under current Maine corporation law, a corporation’s board of directors may declare, and the corporation may pay, dividends on its outstanding shares in cash or other property, generally out of the corporation’s unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next proceeding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent, or when the payment of the dividend would render the corporation insolvent, or when the declaration would be contrary to the corporation’s charter. These same limitations generally apply to investor-owned, Maine financial institutions. Current Maine corporation law will be repealed and replaced effective July 1, 2003, with the new Maine Business Corporation Act (the "New Maine Act"). The New Maine Act adopts a simplified test for when the directors of a corporation may make distributions to its shareholders (subject to restriction by the articles of incorporation), namely, (1) the corporation’s assets must exceed its liabilities (plus any amounts payable to preferred classes of stock), and (2) the corporation must be able to pay its debts as they become due in the usual course of business (i.e., it must not be insolvent).

Federal bank regulatory agencies also have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment would constitute an unsafe or unsound practice.

Capital Adequacy Guidelines - The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHC Act. The FRB’s capital adequacy guidelines apply on a consolidated basis to BHCs with consolidated assets of $150 million or more; thus, these guidelines apply to the Company.

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

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% leverage ratio requirement is the minimum for the strong BHCs without any supervisory, financial or operational weaknesses or deficiencies, or those that are not experiencing or anticipating significant growth. All other BHCs are required to maintain a minimum leverage ratio of at least 4.0%. BHCs with supervisory, financial, operational, or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.

At December 31, 2002, and at the time of this report, the Company’s risk-based capital ratio and leverage ratio were well in excess of regulatory requirements, and its management expects these ratios to remain in excess of regulatory requirements. Separate, but substantially similar, capital requirements under FDIC regulations apply to the Company’s bank subsidiary, and these also exceed regulatory requirements at December 31, 2002.

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

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Part II, Item 7, section entitled "Capital Resources" and from Part II, Item 8, Notes to Consolidated Financial Statements, Note 13, "Shareholders’ Equity," each in this annual report on Form 10-K for the year ended December 31, 2002.

Activities and Investments of Insured State-Chartered Banks - FDIC insured, state-chartered banks, such as the Bank, are also subject to similar restrictions on their business and activities. Section 24 of the Federal Deposit Insurance Act ("FDIA"), generally limits the activities as principal and equity investments of FDIC insured, state-chartered banks to those activities that are permissible to national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

Safety and Soundness Standards – The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), as amended, directs each federal banking agency to prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk, asset growth, compensation, asset quality, earnings, and stock valuation. The Community Development and Regulatory Improvement Act of 1994 amended FDICIA by allowing federal banking agencies to publish guidelines rather than regulations covering safety and soundness.

FDICIA also contains a variety of other provisions that may affect the Company’s and the Bank’s operations, including reporting requirements, regulatory guidelines for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

Community Reinvestment – Pursuant to the Community Reinvestment Act ("CRA") and similar provisions of Maine law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval for branches, branch relocations, and acquisitions of banks and bank holding companies. The Bank received a "satisfactory" rating at its most recent CRA examination May 28, 2002.

Customer Information Security - The FDIC and other bank regulatory agencies have published final guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the "Guidelines"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to, or use of such information that could result in substantial harm or inconvenience to any customer.

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

USA Patriot Act. The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, broker-dealers, and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting, and due diligence on customers. Implementation of the Patriot Act’s requirements will occur in stages, as rules regarding its provisions are finalized by government agencies.

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

Securities Regulation. The common stock of the Company is registered with the U. S. Securities and Exchange Commission ("SEC") under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Act. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "S-O Act"), which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. The following are some, but not all, of the S-O Act’s significant reforms:

  The creation of a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and a strengthening of auditor independence requirements from corporate management by limiting the scope of non-audit services that auditors can provide to their clients;
  Requires steps to enhance the direct responsibility of senior corporate management for financial reporting and for the quality of financial disclosures made by public companies, including certification by the Chief Executive Officer and Chief Financial Officer of the reporting company of certain periodic reports filed with the SEC;
  Public company audit committees are responsible for the appointment, compensation, and oversight of the work of their auditors. The independence of the audit committee is enhanced by barring committee members from accepting consulting fees or being affiliated persons of the company other than in their capacities as board members;
  Requires prompt disclosures of insider transactions in company stock, which generally now must be reported by the second day following the transaction; and
  Imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extending the period during which certain types of lawsuits can be brought against the Company or its insiders.

In addition, Dirigo and Block are subject to certain Broker Dealer and Investment Adviser Regulations promulgated by the NASD and SEC.

Other Proposals. Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks and other financial institutions, are regularly considered by the executive branch of the federal government, Congress and various state governments, including Maine and state and federal regulatory authorities. It cannot be predicted what additional legislative and/or regulatory proposals, if any, will be considered in the future, whether any such proposals will be adopted or, if adopted, how any such proposals would affect the Company or the Bank.

STOCK DIVIDEND

On December 8, 1998, the Board of Directors of the Company declared a 100% stock dividend to owners of record as of December 28, 1998, payable on January 25, 1999. All share and per share data information included in the Form 10-K has been restated to reflect the 100% stock dividend.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information set forth under this item is incorporated by cross-reference to the Company financial statements set forth below in Part II, Item 8 of this report.

AVAILABILITY OF INFORMATION

The Company makes available on its web site, which is located at http://www.bhbt.com, our annual report on Form 10-K on the date on which we electronically file the report with the Securities and Exchange Commission. Investors are encouraged to access this report and other information about our business and operations on our web site.

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

3. An office is located on Main Street, Southwest Harbor, Maine. This property consists of a building constructed in 1975 that was added to, and renovated in 1989, to better meet the needs at that location.

4. An office is located on Church Street, Deer Isle, Maine. This property consists of a building constructed in 1974 that was added to and renovated in 1994 to better meet the needs at that location.

5. An office is located on Main Street, Blue Hill, Maine. This property consists of a building constructed in 1960 that underwent renovations in 1989 to better meet the needs at that location.

6. An office is located on Main Street, Milbridge, Maine. This property consists of a building constructed in 1974, to which a vestibule was added in 1994, to house an ATM that helps to better meet the needs at that location.

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

10. An office is located on Main Street, Machias, Maine. This property consists of a building that was purchased from Key Bank of Maine in May 1990, and was renovated in 1995 to better meet the Bank’s needs at that location.

11. An Operations Center is located on Avery Lane, Ellsworth, Maine, that houses the Bank’s operations departments and data center. The building was constructed in 1996, with occupancy by the Bank taking place in January of 1997.

12. BTI owns and occupies a 22,000-square-foot office building at 135 High Street, Ellsworth, Maine. Trust, Block, Dirigo, and the Bank occupy portions of this facility. This facility was renovated in 2001.

A parcel of land adjacent to the Blue Hill branch was purchased in 1981 but has not been developed. The Company also leases office space for Dirigo, Block, and Trust at One Cumberland Place in Bangor, Maine, under terms and conditions considered by management to be favorable to the Company. Other real estates include two out parcels, one improved, contiguous to the BTI Ellsworth location.

The Company believes that its offices are sufficient for its present operations. Additional information relating to the Company’s properties is set forth in Note 7 of the financial statements contained in this report and incorporated herein by reference.

The Bank also has twelve Automated Teller Machines (ATMs) located at ten of its branch offices, plus three off-site ATMs located on Mount Desert Island, the primary market area it serves.

ITEM 3. LEGAL PROCEEDINGS

The Company previously reported that Paul G. Ahern, a former director of the Company and executive officer and employee of BTI, resigned all of his positions in January 2002 and made monetary demands for severance benefits under his employment agreement. The disputes between the Company and Mr. Ahern regarding his demands under his employment agreement were submitted to a binding arbitration proceeding in order to determine the rights of the parties. On November 4, 2002, the Company received a written "Arbitration Award" in which the independent arbitrator in this matter found in favor of the Company and BTI with regard to all of Mr. Ahern’s claims under his employment agreement. This decision of the arbitrator with regard to Mr. Ahern’s employment agreement claims is binding and final.

The Company previously reported that Bonnie R. McFee, a former officer and employee of BTI and its subsidiary Dirigo Investments, resigned all of her positions in January 2002 and made demands for severance benefits under her employment agreement.

The disputes between the Company and Ms. McFee regarding her demands under her employment agreement have been submitted to a binding arbitration proceeding in order to determine the rights of the parties. The arbitration proceeding for Ms. McFee’s claims under her employment agreement was conducted during the week of March 3, 2003. A decision of the arbitrator has not been issued as of the date of this report.

As previously reported, Roselle M. Neely ("Neely") filed a complaint dated May 31, 2002 in the United States District Court for the District of Maine (the "Neely Complaint") naming the Company, the Bank, Trust, certain other subsidiaries, and certain existing or former management personnel as defendants. The complaint relates to a trust established by Mrs. Neely (the "Neely Trust"), for which Trust has acted as trustee since May 2000 and for which the Bank formerly acted as trustee. Mrs. Neely alleges in part that Trust improperly disregarded her investment instructions and that Block engaged in excessive trading for the purpose of generating commissions for its affiliated broker-dealer. She seeks an unspecified amount of money damages and punitive damages, plus interest and costs. The Company has filed an answer denying all allegations of wrongdoing, and is actively defending against these claims. The case presently is scheduled for trial in May 2003.

Mrs. Neely had also filed suit against the Bank and Trust in Probate Court in Penobscot County, Maine in January 2002, seeking to appoint a new corporate trustee for the Neely Trust. In that suit Mrs. Neely alleged that the Bank failed to give her notice of the appointment of Trust as a successor trustee. The suit was amended in June 2002 to add allegations similar to those contained in the Neely Complaint. The Bank and Trust denied all allegations of wrongdoing, and filed a counterclaim seeking declaratory judgment from the Probate Court. The suit was resolved with the consent of all parties in January 2003, through court approval of Trust’s resignation as trustee and pending appointment of a successor trustee.

The Company and its subsidiaries are also party to certain other ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of management will have no material effect on the Company’s consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders in the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

High and low trades for each quarter of 2002 and 2001 are listed below per records from the American Stock Exchange, where the Company’s common stock is traded under the symbol BHB.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2002	$19.40	$15.50	$20.65	$17.50	$20.10	$16.90	$19.50	$17.96
2001	$15.50	$14.00	$15.88	$14.15	$18.15	$15.51	$18.90	$15.45

As of March 25, 2003, there were 1,056 registered holders of record of Bar Harbor Bankshares common stock.

Dividends paid by the Company in 2002 and 2001:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2002	$0.19	$0.19	$0.19	$0.19	$0.76
2001	$0.19	$0.19	$0.19	$0.19	$0.76

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years

(Dollars in thousands, except per share data):

	2002	2001	2000	1999	1998

Balance Sheet Data

Total Assets	$553,818	$ 487,203	$ 466,225	$456,809	$392,047
Total Loans	351,535	297,970	271,381	261,189	229,435
Total Investments	162,300	142,073	154,464	160,785	131,285
Total Deposits	322,015	291,833	278,076	281,708	266,448
Total Shareholders' Equity	53,836	52,538	50,507	49,145	46,861
Average Assets	518,939	468,249	471,572	428,555	363,657
Average Shareholders' Equity	52,813	52,279	49,550	48,131	44,172

Results Of Operations

Interest and dividend income	$ 32,352	$ 33,892	$ 35,333	$ 31,952	$ 29,211
Interest expense	12,775	15,751	17,616	13,802	11,973
Net interest income	19,577	18,141	17,717	18,150	17,238
Provision for loan losses	1,100	2,000	952	474	336
Net interest income after
provision for loan losses	18,477	16,141	16,765	17,676	16,902

Noninterest income (including net security gains)	6,413	7,520	7,066	5,854	5,688
Noninterest expense	18,336	18,489	16,615	14,298	12,865

Pre-Tax Income	6,554	5,172	7,216	9,232	9,725
Applicable income taxes	1,742	1,661	2,419	3,007	3,118

Net income before accounting change	4,812	3,511	4,797	6,225	6,607
Less: Accounting change	247	--	--	--	--
Net income	$ 4,565	$ 3,511	$ 4,797	$ 6,225	$ 6,607

Earnings per share:
Basic before accounting change	$ 1.49	$ 1.07	$ 1.43	$ 1.81	$ 1.92
Accounting change	(0.07)	--	--	--	--
Basic after accounting change	$ 1.42	$ 1.07	$ 1.43	$ 1.81	$ 1.92

Diluted before accounting change	$ 1.47	$ 1.06	$ 1.43	$ 1.81	$ 1.92
Accounting change	(0.07)	--	--	--	-
Diluted after accounting change	$ 1.40	$ 1.06	$ 1.43	$ 1.81	$ 1.92

Return on total average assets	0.88%	0.75%	1.02%	1.45%	1.82%
Return on total average equity	8.64%	6.72%	9.68%	12.93%	14.96%
Average equity/average assets	10.18%	11.16%	10.51%	11.23%	12.14%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three-years ended December 31, 2002, should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Form 10-K. The purpose of this discussion is to highlight significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years, and provide supplemental information and analysis.

Certain information is discussed on a fully taxable equivalent basis. Specifically, included in 2002, 2001 and 2000 net interest income was $1,488, $499 and $327 of tax-exempt interest income from certain tax-exempt investment securities and loans, which effectively resulted in a reduction of the Company’s income tax expense of $613, $193, and $123 thousand, respectively. The tables included on pages 30-32 of this Form 10-K provide a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations.

Certain amounts in the 2001 and prior years financial statements have been reclassified to conform with the presentation used in 2002.

Unless otherwise noted, all dollars are expressed in thousands except per share data.

FORWARD LOOKING STATEMENTS DISCLAIMER

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

Investors are cautioned that forward-looking statements are inherently uncertain. Forward-looking statements include, but are not limited to, those made in connection with estimates with respect to the future results of operation, financial condition, and the business of the Company which are subject to change based on the impact of various factors that could cause actual results to differ materially from those projected or suggested due to certain risks and uncertainties. Those factors include but are not limited to:

(i) the Company’s success is dependant to a significant extent upon general economic conditions in Maine and Maine’s ability to attract new business;

(ii) the Company’s earnings depend to a great extent on the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and borrowings) generated by the Bank and thus the Bank’s results of operations may be adversely affected by increases or decreases in interest rates;

(iii) the banking business is highly competitive and the profitability of the Company depends on the Bank’s ability to attract loans and deposits in Maine, where the Bank competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies;

(iv) a significant portion of the Bank’s loan portfolio is comprised of commercial loans and loans secured by real estate, exposing the Company to the risks inherent in financings based upon analysis of credit risk, the value of underlying collateral, and other more intangible factors which are considered in making commercial loans and, accordingly, the Company’s profitability may be negatively impacted by judgment errors in risk analysis, by loan defaults, and the ability of certain borrowers to repay such loans during a downturn in general economic conditions;

(v) a significant delay in or inability to execute strategic initiatives designed to grow revenues and or control expenses; and

(vi) significant changes in the extensive laws, regulations, and policies governing bank holding companies and their subsidiaries could alter the Company’s business environment or affect its operations.

The forward looking statements contained herein represent the Company’s judgment as of the date of this Form 10-K, and the Company cautions readers not to place undue reliance on such statements. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the foregoing discussion, or elsewhere in this Form 10-K, except to the extent required by federal securities laws.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management evaluates its estimates, including those related to the allowance for loan losses and review of goodwill for impairment, on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

Management believes the allowance for loan losses is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses, which is established through a charge to the provision for loan losses, is based on management’s evaluation of the level of allowance required in relation to the probable loss exposure in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of Credit Risk in the Risk Management section and Note 1 of the Notes to Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the reserve for loan losses.

Management utilizes numerous techniques to estimate the value of various assets held by the Company. Management utilized various methods to determine the appropriate carrying value of goodwill as required under Statement of Financial Accounting Standards ("SFAS") No. 142. At december 31, 2002, the carrying value of goodwill amounted to $375.  Goodwill from a purchase acquisition is subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, premises and equipment, mortgage servicing rights, and overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value.

SUMMARY FINANCIAL OVERVIEW

Net income for the year ended December 31, 2002, amounted to $4,565, or $1.40 per fully diluted share of capital stock, compared with $3,511 or $1.06 per fully diluted share in 2001, representing increases of 30% and 32% respectively.

Summary financial highlights for 2002 follow:

  Total average assets amounted to $518,939, representing an increase of $50,690, or 10.8%, compared with 2001. Total assets ended the year at $553,818, representing an increase of $66,615, or 13.7%, compared with December 31, 2001.
  Led by exceptionally strong consumer real estate lending, total loans at December 31, 2002 stood at $351,535, representing an increase of $53,565, or 18.0%, compared with the prior year.
  The Company’s investment securities portfolio averaged $162,099 in 2002, representing an increase of $10,417 or 6.9%, compared with 2001.
  Deposit growth continued in 2002 ending the year at $322,015, or 10.3% higher than December 31, 2001. Growth was experienced in both personal and non-personal deposit accounts.
  On a tax-equivalent basis, the Company’s net interest income before the provision for loan losses amounted to $20,190, representing an increase of $1,856, or 10.1%, over that recorded in 2001. The increase in net interest income was entirely attributed to $52,401 in average earning asset growth between periods, as the 2002 net interest margin declined seven basis points to 4.14% compared with 2001.
  The Company expensed a provision for loan losses totaling $1,100, representing a decrease of $900 or 45.0% compared with 2001. The Bank continued to maintain its non-performing loans at significantly lower levels than in prior years and attributes this improvement to the strengthening of its credit administration process and underwriting standards, aided by a healthy local economy. At December 31, 2002, total non-performing loans amounted to $1,174, or 0.33% of total loans, compared with $2,342, or 0.79% at the same date last year. Net charge offs to average outstanding loans during 2002 amounted to 0.09% compared with 0.73% in 2001. At December 31, 2002, the Company’s allowance for loan losses expressed as a percent of non-performing loans stood at 424%, compared with 178% at the same date last year.
  Non-interest income amounted to $6,413 compared with $7,520 earned in 2001, representing a decrease of $1,107, or 14.7%. These results were principally attributed to revenue declines at BTI Financial Group, as fees generated from the market value of assets under management and retail brokerage transactions were depressed by the sharp declines in the stock market, restrained investor confidence, and an overall slowdown in retail investor activities.
  BTI Financial Group recorded a net after tax loss of $1,133 for 2002, representing an increase in net loss of $118 thousand compared with 2001. During the first half of 2002 the Company completed implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill to be tested for impairment rather than amortized over a period of time. Included in BTI’s 2002 net loss is an after tax charge of $247 thousand recorded in the first quarter, resulting from a write down of goodwill related to the acquisition of Dirigo Investments, Inc. In response to depressed market conditions and declining revenues, BTI adjusted its capacity and reduced expenses in the most recent quarter to align income opportunities more closely.
  The Company’s total non-interest expense for the year amounted to $18,336, representing a decrease of $153 or 0.8%, compared with 2001. The decline in 2002 was aided by a one time restructuring charge of $618 recorded at BTI in the fourth quarter of 2001. Excluding the restructuring charge, non-interest expense in 2002 increased 2.6%, compared with the prior year.
  The Company’s capital grew 2.5% to $53,836 in 2002, after the payment of $2,445 in shareholder dividends and stock repurchases of $1,563. Total 2002 dividends per share were $0.76, the same amount paid in the prior year. The Company continues to exceed regulatory guidelines for "well capitalized" institutions. At December 31, 2002, Tier I leverage, Tier I risk based and total risk based capital ratios stood at 8.9%, 13.2%, and 14.5%, respectively.
  The return on total average shareholders’ equity amounted to 8.64% in 2002 compared with 6.72% in the prior year, representing an increase of 28.6%.

ASSET/LIABILITY MANAGEMENT

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets were 94.0%, 93.0%, and 93.1% of total average assets during 2002, 2001 and 2000, respectively.

The Company, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit products offered within the markets served, as well as through the prudent use of borrowed funds.

The Company’s objectives in managing its balance sheet are to preserve the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity, under prevailing and forecasted economic conditions, and to maintain an efficient and appropriate mix of core deposits and borrowed funds.

EARNING ASSETS

For the year ended December 31, 2002, total average earning assets amounted to $487,811, compared with $435,410 and $438,878 in 2001 and 2000, representing an increase of 12.0% and a decrease of 0.8%, respectively. The yield on total average earning assets amounted to 6.76% in 2002, compared with 7.83% and 8.08% in 2001 and 2000, representing declines of 107 and 25 basis points respectively. Total 2002 interest on earning assets amounted to $32,965, compared with $34,085 and $35,456 in 2001 and 2000, representing declines of $1,120 and $1,371, or 3.3% and 3.9%, respectively.

Over the past two years there have been twelve interest rate decreases resulting in a historical 525 basis point drop in the federal funds targeted rate over this period. Further, during 2002 there was a significant parallel shift in the yield curve, with the 2, 5, 10 and 30-year Treasury Bonds declining 160, 173, 134 and 78 basis points, respectively. The historically low interest rate environment has caused sharp yield declines on the Company’s variable rate earning assets, and prepayment speeds on fixed rate earning assets to increase dramatically. These were the principal factors underlying the 2002 decline in earning asset yields and total interest income on the Company’s total earning assets.

LOANS

Total Loans: At December 31, 2002 total loans amounted to $351,535, compared with $297,970 and $271,381 at December 31, 2001 and 2000, representing increases of $53,565 and $26,589, or 18.0% and 9.8% respectively. The 2002 increase in total loans over 2001 was principally attributed to consumer real estate loans, which grew $35,909 or 24.0%, and ended the year at $185,468. Home equity loans were the second largest contributor to 2002 loan growth, posting an increase of $13,001 or 61.2% over the December 31, 2001 total of $21,238.

Construction and Development Loans: Total construction and development loans amounted to $16,270 at December 31, 2002 compared with $20,348 at December 31, 2001, representing a decrease of $4,078, or 20.0%. Construction and development loans are principally consumer in nature and represent 4.6% of the loan portfolio at December 31, 2002, compared with 6.8% at the prior year-end. The decrease in 2002 construction and development loans was generally attributable to timing, as the balances from the prior year migrated from construction status to completed homes with permanent financing arrangements. The construction loan volume was not replaced.

Mortgage Loans: Mortgage loans, which include consumer and commercial, accounted for 81.9% of total loans at year-end, compared with 77.1% at December 31, 2001. At December 31, 2002, total mortgage loans amounted to $287,990, compared with $229,634 and $208,815 at December 31, 2001 and 2000, representing increases of $58,356 and $20,819, or 25.4% and 10.0% respectively. The increase in mortgage loans was principally attributed to strong consumer mortgage loan originations driven by historically low interest rates, accelerated refinancing activity, and a robust demand for real estate in the Company’s primary market area, Hancock County. Commercial mortgage loans increased $3,926 between periods to $71,184, or 5.8%.

Loans to Finance Agricultural Production and Other Loans to Farmers: Agricultural loans amounted to $11,053 at December 31, 2002 compared with $7,149 at December 31, 2001, representing an increase of $3,904 or 54.6%. This category of loans represented 3.1% of the portfolio at December 31, 2002, compared with 2.4% at the prior year-end. The increase in 2002 balances was principally attributed to an increase in loans related to the blueberry industry in Washington County.

Commercial and Industrial Loans: Commercial and industrial loans represented 5.7% of the year-end loan portfolio, compared with 7.4% and 8.7% at December 31, 2001 and 2000 respectively. At December 31, 2002 commercial and industrial loans totaled $20,010, compared with $22,158 at the prior year-end, representing a decrease of $2,148, or 9.7%. The decrease in commercial and industrial loans was principally attributed to certain loan payoffs that were not replaced with new loan growth. A continued tightening of credit standards generally reduced the amount of unsecured or partially secured loans in this category of the portfolio.

Loans to Individuals for Household, Family and Other Personal Expenditures: Personal consumer loans, including credit card loans and student loans, totaled $12,818 at December 31, 2002 compared with $13,918 at December 31, 2001, representing a decrease of $1,100, or 7.9%. This category of loans represented 3.6% of the portfolio compared with 4.7% at December 31, 2001. The decline in balances from 2001 was generally attributed to the application of stricter credit underwriting standards, pay-downs, and customer debt consolidation resulting from a two year declining rate environment. Aggressive competition from the financing affiliates of consumer durable goods manufacturers has also tempered the growth in this particular category of loans.

All Other Loans: All other loans represented 0.8% of the portfolio at December 31, 2002 compared with 1.2% at the prior year-end. The balance of all other loans at December 31, 2002 totaled $2,684 compared with $3,699 at December 31, 2001, representing a decrease of $1,015, or 27.4%. This category of loans principally include loans to government municipalities and not for profit organizations.

Real Estate Loans Under Foreclosure: Real estate loans under foreclosure represented 0.2% of the December 31, 2002 loan portfolio compared with 0.4% at the prior year-end. At December 31, 2002, real estate loans under foreclosure totaled $710 compared with $1,064 at December 31, 2001, representing a decrease of $354, or 33.3%. At December 31, 2002, real estate loans under foreclosure were represented by one commercial mortgage loans amounting to $5 and ten consumer mortgage loans totaling $705. Anticipated losses are provided for in the Company’s allowance for loan losses.

Loan Concentrations: Loan concentrations continued to reflect the Company’s business region. At December 31, 2002, approximately 9.9% or $34,943 million of the loan portfolio is represented by loans to the hospitality industry compared with 11.6% or $34,464 at December 31, 2001.

Loan Interest Income Summary: During 2002 the total average yield on loans amounted to 7.30%, compared with 8.58% and 8.85% in 2001 and 2000, representing declines of 128 and 27 basis points, respectively. Over the past two years there have been twelve interest rate decreases in the Federal Funds targeted rate totaling 525 basis points. Consequently, the yields on short-term and variable rate loan products have declined precipitously during this period. Furthermore, during 2002 a significant parallel shift in the yield curve occurred with the five, ten and thirty year Treasury Bonds declining to 2.73%, 3.81% and 4.78% at year-end, respectively. The historically low interest rate environment caused a dramatic increase in both consumer and commercial loan refinancing activity. Consequently, a large portion of the Company’s higher yielding loans were replaced with loans at prevailing low interest rates.

Total interest income from loans amounted to $23,788 in 2002, compared with $24,355 in 2001, representing a decrease of $567, or 2.3%. The decrease in interest rates contributed $7,334 to this decline, while the increase in loan volume offset this amount by $6,767.

Other Real Estate Owned: At December 31, 2002 other real estate owned amounted to $80 compared with $54 and $108 at December 31, 2001 and 2000 respectively. Two residential properties comprise the December 31, 2002 balance. When a real estate loan goes to foreclosure and the Company purchases the property, the property is transferred from the loan portfolio to the Other Real Estate Owned (OREO) portfolio at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses prior to the time of the transfer.

Mortgage Loan Servicing: As more fully disclosed in Note 6 to the financial statements, the Company from time to time will sell mortgage loans to other institutions and investors. The sale of loans allows the Company to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2002, the unpaid balance of mortgage loans serviced for others totaled $18,306 compared with $45,800 and $52,800 at December 31, 2001 and 2000, representing decreases of 60.0% and 13.2%, respectively. The decline in 2002 balances was attributed to accelerated serviced mortgage loan prepayments, resulting from 2002 loan refinancing activity prompted by historically low interest rates. Pursuant to the Company’s asset and liability management strategy, this run-off was not replaced with additional sold loans.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2002	2001	2000	1999	1998

Real estate loans
Construction and development	$ 16,270	$ 20,348	$ 12,297	$ 15,674	$ 11,366
Mortgage	287,990	229,634	208,815	195,645	168,258
Loans to finance agricultural production and other loans to farmers	11,053	7,149	6,674	10,814	10,308
Commercial and industrial loans	20,010	22,158	23,729	22,561	22,778

Loans to individuals for household, family and other personal expenditures	12,818	13,918	15,841	15,693	16,538
All other loans	2,684	3,699	3,978	282	138
Real estate under foreclosure	710	1,064	47	520	49

TOTAL LOANS	$351,535	$297,970	$271,381	$261,189	$229,435

Less: Allowance for possible loan losses	4,975	4,169	4,236	4,293	4,455

NET LOANS	$346,560	$293,801	$267,145	$256,896	$224,980

INVESTMENT SECURITIES

The investment securities portfolio, including Fed Funds Sold, money market funds and time deposits with other banks, represented 33.2% of the Company’s average interest earning assets during 2002 and generated 27.8% of total interest income.

The investment securities portfolio primarily consists of United States Government agency securities, obligations of state and political subdivisions, corporate bonds, and mortgage backed securities. The overall objective of the Company’s investment strategy for this portfolio is to maintain an appropriate level of liquidity, diversify earning assets, manage interest rate risk, and generate acceptable levels of net interest income. The investment securities portfolio is managed under the policy guidelines established by the Bank’s Board of Directors.

On January 1, 2001, the Company, as allowed under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," repositioned a significant part of the investment portfolio from held to maturity to available for sale.

Total Investment Securities: At December 31, 2002 total investment securities amounted to $162,300 compared with $142,073 and $154,464 at December 31, 2001 and 2000, representing an increase of $20,227 and a decrease of $12,391, or 14.2% and 8.0%, respectively. The 2002 average investment securities balance amounted to $162,099, compared with $151,682 in 2001, representing an increase of $10,417, or 6.9%.

The 2002 interest rate environment prompted accelerated pay-downs on mortgage-backed securities and the exercise of callable features on other securities, the resulting portfolio run-off from which was more than replaced. During 2002 the Company principally invested in securities with relatively short duration and average lives, and securities with variable rate features. While sacrificing some yield in the near term, the Company’s objective was to maintain a reasonable level of net interest income, manage longer-term interest rate risk and market risk, and position the portfolio for a rising rate environment in the near future.

Securities Available for Sale: The securities available for sale portfolio is managed on a total return basis with the objective of exceeding the return that would be experienced if investing solely in U.S. Treasury instruments. This category of investments is used for liquidity purposes while simultaneously producing earnings. The designation of "available for sale" is made at the time of purchase, based upon management’s intent to hold the securities for an indefinite time; however, these securities would be available for sale in response to changes in market interest rates, related changes in the securities’ prepayment risk, needs for liquidity, or changes in the availability of and yield on alternative investments.

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

Securities available for sale totaled $128,826 at December 31, 2002, compared with $106,743 at December 31, 2001, representing an increase of $22,083, or 20.7%. Securities available for sale represented 79.4% of total investment securities at December 31, 2002, compared with 75.1% at December 31, 2001. The December 31, 2002 and 2001 balances are stated net of fair value adjustments reflecting net unrealized gains of $3,284, and $2,587, respectively.

Net Securities Gains: For the year ended December 31, 2002, net gains on the sale of securities amounted to $450 compared with none in 2001 and 2000. The majority of 2002 sales were corporate securities amounting to $12,024. Changes in market interest rates during 2002 presented attractive opportunities for repositioning a relatively small portion of the portfolio, while maintaining an informed and reasonable level of balance sheet interest rate risk.

Securities Held to Maturity: The securities held to maturity portfolio is managed for yield and earnings generation, liquidity through cash flow, and interest rate risk characteristics within the framework of the entire balance sheet.

Investment securities held to maturity are those where the Company has the positive intent and ability to hold until maturity. Held to maturity investments are reported at their aggregate cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the interest method. Premiums are amortized to the earliest call date, while discounts are accreted to maturity.

Securities held to maturity totaled $31,545 at December 31, 2002, compared with $26,866 at December 31, 2001 and $116,306 at December 31, 2000, representing an increase of $4,679, or 17.4% and $89,440, or 76.9%. Securities held to maturity represented 19.4% of total investment securities as of December 31, 2002, compared with 18.9% and 75.2% at December 31, 2001 and 2000, respectively.

The decrease in securities held to maturity in 2001 compared with 2000 was attributed to a transfer of securities totaling $113,856 from held to maturity to available for sale in January 2001, offset by the addition of $25,109 of bank qualified municipal bond purchases in the fourth quarter of 2001 that were classified as held to maturity.

At December 31, 2002, investments held to maturity had net unrealized gains of $532, compared with unrealized losses of $1,923 and $61 at December 31, 2001 and 2000, respectively.

At December 31, 2002, investments held to maturity portfolio had a weighted average expected life of 9.7 years, a modified duration of 8.6 years, and was yielding 7.10%.

Other Securities: Other securities consist of money market funds, overnight Federal funds sold, time deposits with other banks and other non-marketable securities. The 2002 average balance of other securities amounted to $6,461, compared with $11,530 in 2001, representing a decrease of $5,069, or 44.0%. The 2002 decrease was principally attributed to the temporary investment of excess liquidity in 2001 resulting from seasonal deposit flows and accelerated investment portfolio run-off.

Investment Securities Interest Income: During 2002 the total yield on the investment securities portfolio amounted to 5.66%, compared with 6.41% and 6.83% in 2001 and 2000, representing declines of 75 and 42 basis points, respectively. The declining interest rate environment over the past two years has resulted in a significant increase in prepayment speeds on high coupon mortgage backed securities, an acceleration of premium amortization, and the exercise of call features on certain securities. Securities replaced or added to the investment securities portfolio in 2002 were primarily variable rate or had short average lives and, consequently, lower yields.

Total interest income from investment securities amounted to $9,177 in 2002, compared with $9,730 in 2001, and $11,464 in 2000, representing decreases of $553, or 5.7%, and $1,734, or 15.1%, respectively. The decrease in interest rates contributed $1,462 at the 2002 decline, while the increase in volume offset this amount by $909.

INVESTMENTS HELD TO MATURITY AT DECEMBER 31
(at book value)

	2002	2001	2000

Obligations of U.S. Government Agencies	$ --	$ --	$ 2,407
Obligations of State and Political Subdivisions	30,182	26,866	2,442
Mortgage Backed Securities
U. S. Government Agencies	1,363	--	81,990
Other – MBS	--	--	13,968
Other	--	--	15,499
Total	$31,545	$26,866	$116,306

INVESTMENTS AVAILABLE FOR SALE AT DECEMBER 31
(at fair value)

	2002	2001	2000

Obligations of U.S. Government Agencies	$ 13,668	$ 9,660	$ 34,379
Mortgage Backed Securities
U. S. Government Agencies	77,305	67,400	2,243
Other – MBS	17,597	12,521	--
Other	20,256	17,162	1,222
Total	$128,826	$106,743	$37,844

MATURITY SCHEDULE FOR INVESTMENTS
HELD TO MATURITY AT DECEMBER 31, 2002
(at book value)

	One Year Or Less	Greater Than One Year to Five Years	Greater Than Five Years to Ten Years	Greater Than Ten Years

Mortgage Backed Securities:
U. S. Government Agencies	$ --	$ --	$ --	$ 1,363
Average Yield	0%	0%	0%	6.37%

Obligations of State and Political Subdivisions	--	943	655	28,574
Average Yield	0%	3.70%	3.80%	5.20%

Total	$ --	$ 943	$ 665	$29,937

MATURITY SCHEDULE FOR INVESTMENTS
AVAILABLE FOR SALE AT DECEMBER 31, 2002
(at fair value)

	One Year or Less	Greater Than One Year to Five Years	Greater Than Five Years to Ten Years	Greater Than Ten Years

Obligations to U. S. Government Agencies	$1,762	$ 5,538	$ 3,366	$ 3,002
Average Yield	7.46%	4.40%	5.16%	5.17%

Mortgage Backed Securities:
U. S. Government Agencies	106	3,135	11,561	62,503
Average Yield	6.00%	6.60%	6.14%	6.20%

Mortgage Backed Securities:
Other	--	--	1,733	15,864
Average Yield	0%	0%	6.91%	6.66%

Other Bonds	104	5,632	--	14,520
Average Yield	5.75%	6.79%	0%	3.97%

Total	$1,972	$14,305	$16,660	$95,889

Available for sale securities are included based upon the final maturity date of the security.

The Company does not hold any securities for a single issuer, other than U. S. Government agencies, where the aggregate book value of the securities exceed 10% of the Bank’s shareholders’ equity.

FUNDING SOURCES

The Bank utilizes various traditional sources of funding to support its earning asset portfolios. Average total funding in 2002 amounted to $460,625, compared with $409,959 in 2001, representing an increase of $50,666, or 12.4%.

Deposits: During 2002, total average deposits accounted for 65.9% of the funding required to support the Company’s earning asset portfolios. At December 31, 2002 total deposits amounted to $322,015, compared with $291,833 and $278,076 at December 31, 2001 and 2000, representing increases of $30,182 and $13,757, or 10.3% and 4.9%, respectively. Average 2002 deposit balances amounted to $303,475, compared with $279,923 in 2001, representing an increase of $23,552, or 8.4%.

The increase in 2002 deposits was led by money market and savings accounts, posting a year-over-year increase of $17,842 or 19.6%, and ending the year at $108,982. Depositor preference during 2002 appeared to be that of greater liquidity, given general economic and market conditions. NOW accounts also showed solid growth in 2002, ending the year at $50,172, or 9.8% higher than December 31, 2001.

Time deposits, excluding brokered funds, ended the year at $110,872 compared with $108,896 at December 31, 2001, representing an increase of $1,976 or 1.8%. The sluggish growth in this category of deposits was presumably due to depositors’ unwillingness to commit to longer term fixed rate investments at historically low rates.

Non-interest bearing demand deposits ended the year at $46,001, representing a decline of $111, or 0.2%, compared with December 31, 2001. Demand deposits represented 14.2% of total deposits at December 31, 2002, compared with 15.8% at the prior year-end.

Time deposits in denominations of $100 or greater totaled $15,185 at December 31, 2002 compared with $13,905 at the same date last year, representing an increase of $1,280 or 9.2%. The 2002 increase was attributed to the purchase of $5,988 in long-term brokered deposits at rates considered favorable to the Company. Total brokered deposits at December 31, 2002 amounted to $5,988, or 1.9% of total deposits, compared with none in the prior year.

Borrowed Funds: Borrowed funds consist of securities sold under agreement to repurchase and borrowings from the Federal Home Loan Bank (FHLB). Advances from the FHLB are secured by stock in the FHLB, U.S. Treasury and Agency notes, mortgage-backed securities, and qualifying first mortgage loans.

Borrowed funds are principally utilized to support the Bank’s investment securities portfolio and, to a lesser extent, fund loan growth. Borrowed funds also provide a means to help manage balance sheet interest rate risk, given the Company’s ability to select desired terms and maturities.

At December 31, 2002, total borrowed funds amounted to $170,501, compared with $136,059 and $131,318 at December 31, 2001 and 2000, representing increases of $34,442 and $4,741, or 25.3% and 3.6%, respectively. Average 2002 borrowed funds balances amounted to $157,150, compared with $130,036 in 2001, representing an increase of $27,114, or 20.8%.

The increase in borrowed funds during 2002 was principally utilized to fund loan growth and to a lesser extent growth in the Company’s investment securities portfolio.

As of December 31, 2002, total short-term borrowings, including repurchase agreements, amounted to $47,943, compared with $46,159 and $86,318 at December 31, 2001 and 2000 respectively. Conversely, long-term borrowings at December 31, 2002 totaled $122,558, compared with $89,900 and $45,000 at December 31, 2001 and 2000, representing increases of 36.3% and 99.8%, respectively.

Borrowing maturities are managed in concert with the Bank’s asset and liability management strategy, and are closely aligned with the ongoing management of balance sheet interest rate risk. Over the past two years, new borrowings and the replacement of scheduled maturities were predominately redirected to longer- term advances from the FHLB. This strategy was in response to opportunities presented by historically low interest rates and, more importantly, the addition and/or replacement of long-term, fixed rate assets on the balance sheet.

Interest Expense Summary: For the year ended December 31, 2002, total interest expense amounted to $12,775, compared with $15,751 in 2001, and $17,616 in 2000, representing decreases of $2,976, or 18.9%, and $1,865, or 10.5%, respectively. The total cost of the Company’s interest bearing liabilities amounted to 3.06% in 2002, compared with 4.29% and 4.70% during 2001 and 2000, representing declines of 123 and 41 basis points, respectively.

Declining interest rates over the past two years was the principal factor underlying the decreases in the Company’s cost of interest bearing funds and total interest expense. The decline in interest rates contributed $7,091 to the 2002 decrease in interest expense, while increased levels of interest-bearing liabilities offset this amount by $4,115.

SUMMARY OF DEPOSIT PORTFOLIO

	2002		2001		2000

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 43,673	--	$ 42,661	--	$ 44,180	--
NOW accounts	48,739	0.60%	43,758	0.82%	44,260	0.99%
Savings accounts	95,514	1.71%	77,002	2.73%	76,189	3.06%
Time deposits	115,549	3.42%	116,502	5.01%	115,984	5.38%
Total deposits	$303,475		$279,923		$280,613

MATURITY SCHEDULE FOR TIME DEPOSITS $100 THOUSAND OR MORE
DECEMBER 31, 2002

Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months

$1,739	$2,298	$4,754	$6,394

CAPITAL RESOURCES

Consistent with its long-term goal of operating a sound and profitable organization, Bar Harbor Bankshares continues to be a "well capitalized" company according to regulatory standards. In 2002, the Company continued to maintain a strong capital position, which is vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Historically, most of the Company’s capital requirements have been provided through retained earnings and this continues to be the case.

On December 8, 1998, the board of directors of the Company declared a 100% stock dividend to owners of record as of December 28, 1998, payable on January 25, 1999. All share and per share data included in the Form 10-K have been restated to reflect the 100% stock dividend.

In November 1999, Bar Harbor Bankshares announced a stock buyback plan. The Board of Directors of the Company has authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 344,000 shares. The Board of Directors has authorized the continuance of this program through December 31, 2003. As of December 31, 2002, the Company had repurchased 269,154 shares of stock under this plan, at a total cost of $4,561 and an average price of $16.94. The Company holds the repurchased shares as treasury stock.

The Company has historically paid regular quarterly cash dividends on its common stock. In the third quarter of 1999, the Company increased its quarterly dividend from $0.17 per share to $0.19 per share. Quarterly dividends have continued at this rate through 2002. Each quarter the board of directors declares the payment of regular quarterly cash dividends, subject to adjustment from time to time, based on the Company’s earnings outlook and other relevant factors.

The Company’s principal source of funds to pay cash dividends and support its commitments is from its banking subsidiary, Bar Harbor Banking and Trust Company. As discussed herein, under "Regulatory Matters" the Bank’s principal regulatory agency, the FDIC, currently limits Bank dividends to current earnings excluding securities gains while maintaining a Tier 1 leverage capital ratio of 8.0%, without prior approval. The Bank is in full compliance with these requirements and does not anticipate any impact on its ability to pay future dividends at historical levels.

During 2002, the Company’s shareholders’ equity grew $1,298, or 2.5%, after the payment of $2,445 in shareholder dividends, stock repurchases of $1,563, and an increase of $640, net of tax, in value through market appreciation of securities available for sale and derivative instruments.

At December 31, 2002, the Company’s total risk based capital was $53,434 or 14.5% of risk-weighted assets, compared with $52,950 and 16.8% at December 31, 2001, and $53,235 and 18.0% at December 31, 2000. Tier I capital to risk-weighted assets was $48,819 or 13.2% at December 31, 2002, compared with $49,017, or 15.6% at December 31, 2001, and $49,538, or 16.8% at December 31, 2000. The ratio of Tier I capital to average weighted assets, or leverage ratio, at December 31, 2002 was 8.9%, compared with 10.3% in 2001 and 10.6% in 2000.

As depicted in Note 13 to the financial statements, the Bank’s capital ratios exceed all regulatory requirements for a "well capitalized" bank.

Over the past two years the Company’s capital ratios have shown a moderate decline. The purchase of $2,340 of stock pursuant to the Company’s stock buyback plan, the funding of operating losses at BTI, and dividend payout ratios of 53.6% and 70.9% in 2002 and 2001 respectively, all contributed to the decline.

Except as may be noted in "Supervision and Regulation" herein above, or "Regulatory Matters" herein below, there are no known trends, events or uncertainties nor any recommendations by any regulatory authority that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or operating results.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the principal component of the Company’s income stream and represents the difference or spread between interest and loan fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. Net interest income is entirely generated by the Bank. Net interest income, after the provision for possible loan losses, represented 74.9% of total 2002 revenue, compared with 68.5% and 70.5% in 2001 and 2000, respectively.

For the year ended December 31, 2002, net interest income amounted to $20,190 compared with $18,334 and $17,840 in 2001 and 2000, representing increases of $1,856 and $494, or 10.1% and 2.8% respectively. The increase in 2002 net interest income was entirely attributed to a $52,401 increase in average earning assets between periods, as the 2002 net interest margin declined seven basis points to 4.14% compared with 2001. The net interest margin in 2000 amounted to 4.06%.

Of the $1,856 increase in 2002 net interest income, $3,561 was attributed to increased volume, offset by $1,705 due to changes in interest rates.

As more fully enumerated under the "earning assets" discussion in this report, the declining interest rate environment over the past two years has had a relatively significant impact on the Company’s earning asset yields and the cost of its interest bearing funds. During 2002, the yield on average earning assets amounted to 6.76%, compared with 7.83% and 8.08% in 2001 and 2000, representing declines of 107 and 25 basis points, respectively. Likewise, the cost of interest bearing liabilities amounted to 3.06% in 2002, compared with 4.29% and 4.70% in 2001 and 2000, representing declines of 123 and 41 basis points, respectively.

Over the past two years the cost of interest bearing liabilities has declined at a faster rate than the yields on interest earning assets, 16 basis points faster in 2002 and 16 basis points faster in 2001. These differentials helped support the relative stability of the Company’s net interest margin during this period, without increasing its exposure to rising rates over the longer term. The Company attributes this success to timely and effective pricing strategies, orchestrated within well-established asset/liability management policies and the overall management of balance sheet interest rate risk.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2002

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$325,712	$23,788	7.30%
Investment securities(3)	155,638	9,023	5.80%
Federal Funds sold, money market funds, and time
deposits with other banks	6,461	154	2.38%
Total Investments	162,099	9,177	5.66%
Total Earning Assets	487,811	32,965	6.76%

Non Interest Earning Assets:
Cash and due from banks	10,913
Other assets (2)	20,215
Total Assets	$518,939

Interest Bearing Liabilities:
Deposits	$259,802	$ 5,880	2.26%
Securities sold under repurchase agreements	13,124	288	2.19%
Other borrowings	144,026	6,607	4.59%
Total borrowings	157,150	6,895	4.39%
Total Interest Bearing Liabilities	416,952	12,775	3.06%

Non Interest Bearing Liabilities:
Demand deposits	43,673
Other liabilities	5,501
Total Liabilities	466,126
Shareholders' equity	52,813
Total Liabilities and Shareholders' Equity	$518,939
Net Interest Income and Net Interest Margin (3)		20,190	4.14%
Less: Tax Equivalent Adjustment		(613)
Net Interest Income		$19,577	4.01%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities and allowance for loan losses are recorded in other assets.
(3) For purposes of these computations, reported on a tax equivalent basis.

AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2001

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$283,728	$24,355	8.58%
Investment securities(3)	140,152	9,258	6.61%
Federal Funds sold, money market funds, and time
deposits with other banks	11,530	472	4.09%
Total Investments	151,682	9,730	6.41%
Total Earning Assets	435,410	34,085	7.83%

Non Interest Earning Assets:
Cash and due from banks	11,767
Other assets (2)	21,072
Total Assets	$468,249

Interest Bearing Liabilities:
Deposits	$237,262	$ 8,298	3.50%
Securities sold under repurchase agreements	13,348	519	3.89%
Other borrowings	116,688	6,934	5.94%
Total Borrowings	130,036	7,453	5.73%
Total Interest Bearing Liabilities	367,298	15,751	4.29%

Non Interest Bearing Liabilities:
Demand deposits	42,661
Other liabilities	6,011
Total Liabilities	415,970
Shareholders' equity	52,279
Total Liabilities and Shareholders' Equity	$468,249
Net Interest Income and Net Interest Margin (3)		18,334	4.21%
Less: Tax Equivalent Adjustment		(193)
Net Interest Income		$18,141	4.17%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities and allowance for loan losses are recorded in other assets.
(3) For purposes of these computations, reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2000

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$271,000	$23,992	8.85%
Investment securities(3)	167,184	11,424	6.83%
Federal Funds sold, money market funds, and time
deposits with other banks	694	40	5.76%
Total Investments	167,878	11,464	6.83%
Total Earning Assets	438,878	35,456	8.08%

Non Interest Earning Assets:
Cash and due from banks	13,598
Other assets (2)	19,096
Total Assets	$471,572

Interest Bearing Liabilities:
Deposits	$236,433	$ 9,008	3.81%
Securities sold under repurchase agreements	11,479	544	4.74%
Other borrowings	127,224	8,064	6.34%
Total Borrowings	138,703	8,608	6.21%
Total Interest Bearing Liabilities	375,136	17,616	4.70%

Non Interest Bearing Liabilities:
Demand deposits	44,180
Other liabilities	2,706
Total Liabilities	422,022
Shareholders' equity	49,550
Total Liabilities and Shareholders' Equity	$471,572
Net Interest Income and Net Interest Margin (3)		17,840	4.06%
Less: Tax Equivalent Adjustment		(123)
Net Interest Income		$17,717	4.04%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities and allowance for loan losses are recorded in other assets.
(3) For purposes of these computations, reported on a tax equivalent basis.

RATE/VOLUME ANALYSIS

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
TWELVE MONTHS ENDED DECEMBER 31, 2002 VERSUS DECEMBER 31, 2001
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1, 2)	$6,767	$(7,334)	$ (567)
Taxable investment securities	(458)	(1,390)	(1,848)
Non-taxable investment securities (2)	1,530	83	1,613
Federal funds sold, money market funds, and time deposits with other banks	(163)	(155)	(319)

TOTAL EARNING ASSETS	7,676	(8,796)	(1,120)

Deposits	872	(3,290)	(2,418)
Securities sold under repurchase agreements	(9)	(222)	(231)
Other borrowings	3,252	(3,579)	(327)
TOTAL INTEREST BEARING LIABILITIES	4,115	(7,091)	(2,976)

NET CHANGE IN INTEREST INCOME (2)	$3,561	$(1,705)	$1,856

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
TWELVE MONTHS ENDED DECEMBER 31, 2001 VERSUS DECEMBER 31, 2000
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$ 1,023	$ (660)	$ 363
Taxable investment securities	(2,029)	(266)	(2,295)
Non-taxable investment securities (2)	171	(42)	129
Federal funds sold, money market funds, and Time deposits with other banks	440	(8)	432

TOTAL EARNING ASSETS	(395)	(976)	(1,371)

Deposits	32	(742)	(710)
Securities sold under repurchase agreements	(243)	(268)	(25)
Other borrowings	(649)	(481)	(1,130)
TOTAL INTEREST BEARING LIABILITIES	(374)	(1,491)	(1,865)

NET CHANGE IN INTEREST INCOME (2)	$ (21)	$ 515	$ 494

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, reported on a tax-equivalent basis.

Other Operating Income and Expenses

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. Likewise, non-interest expense represents a significant category of expense for the Company, second only to interest expense.

For the year ended December 31, 2002, total non-interest income amounted to $6,413, compared with $7,520 and $7,066 in 2001 and 2000, representing a decrease of $1,107, or 14.7%, and an increase of $454, or 6.4%, respectively.

For the year ended December 31, 2002, total non-interest expense amounted to $18,336, compared with $18,489 and $16,615 in 2001 and 2000, representing a decrease of $153 and an increase of $1,874, or 0.8% and 11.3%, respectively.

As more fully disclosed in Note 8 to the consolidated financial statements, the Company manages and operates two major lines of business: Community Banking and Financial Services. The following discussion and analysis of other operating income and expenses focuses on each business segment separately:

Community Banking
Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Non-interest income	$ 4,298	$ 4,214	$ 5,768
Non-interest expense	$14,221	$13,344	$12,652

Non-interest Income: Non-interest income from Community Banking represented 67.0% of the Company’s total 2002 non-interest income, compared with 56.0% and 81.6% in 2001 and 2000, respectively.

For the year ended December 31, 2002, the Bank’s total non-interest income amounted to $4,298, compared with $4,214 and $5,768 in 2001 and 2000, representing an increase of $84 and a decrease of $1,554, or 2.0% and 26.9%, respectively.

The increase in 2002 non-interest income was attributed to $450 in net gains on the sale of investment securities, compared with none during 2001. Changes in market interest rates during 2002 presented attractive opportunities to reposition a relatively small portion of the Bank’s investment securities portfolio. There is no assurance that the recording of securities gains will continue in future reporting periods at 2002 levels. It is important to note, however, that the available for sale investment securities portfolio is managed on a total return basis, in concert with well-structured asset/liability management policies. The Bank will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and its needs for liquidity.

Offsetting the increase in 2002 income from securities gains was a $381, or 20.4%, decline in service charges on deposit accounts compared with 2001. In December of 2000 the Bank implemented various product and service fee enhancements and improved its management over fee waivers. These actions substantially improved non-interest income during the first half of 2001. However, as was generally anticipated, the initial impact on fee income was not fully sustained in the months following implementation, as many low balance accounts were either consolidated or closed, and certain customer habits, including overdraft activity, showed substantial change. Led by a decline in mortgage loan servicing fees, other fee income also declined in 2002, decreasing $213 from 2001 levels.

Included in the Bank’s 2000 non-interest income is $1,960, representing the gain on the sale of the Bank’s trust business to its affiliate, BTI Financial Group. As depicted in Note 8 to the financial statements, this non-interest income is eliminated in the consolidation of the Company’s financial statements. Excluding this one-time event from the 2000 results, the Bank’s 2001 non-interest income increased $406, or 10.7%. The improvement in the Bank’s 2001 non-interest income was principally attributed to product and service fee enhancements implemented in late 2000, and improved management of customer service charges.

Non-interest Expense: Non-interest expense from Community Banking represented 77.6% of the Company’s total 2002 non-interest expense, compared with 72.2% and 76.1% in 2001 and 2000, respectively.

For the year ended December 31, 2002, the Bank’s total non-interest expense amounted to $14,221, compared with $13,344 and $12,652 in 2001 and 2000, representing increases of $877 and $692, or 6.6% and 5.5%, respectively.

The increase in 2002 non interest expense was principally attributed to employee compensation increases, increases in subsidized employee health insurance, deferred executive compensation, and certain additions to the Bank’s workforce. The year-over-year increase in salaries and employee benefits amounted to $818, or 12.6%. Charitable contributions during 2002 were also higher than 2001 levels, increasing $76 to a total of $183, or 2.15% of the Bank’ total pre-tax income.

Salaries and employee benefit expenses accounted for a substantial portion of the 2001 increase in non-interest expenses compared with 2000, and were principally attributed to staff additions in customer service, credit administration, and operational areas of the Bank. Also contributing to the 2001 increase in non-interest expense was the software depreciation resulting from the conversion of all core applications to a new and improved integrated platform during 2000 and the implementation of on-line, real-time internet banking applications in early 2001.

Financial Services
Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Non-interest income	$2,352	$3,407	$3,243
Non-interest expense	$3,720	$4,979	$3,857

Non-interest Income: Non-interest income from Financial Services (BTI Financial Group) represented 36.7% of the Company’s total 2002 non-interest income, compared with 45.3% and 45.9% in 2001 and 2000, respectively.

For the year ended December 31, 2002, total non-interest income at BTI amounted to $2,352, compared with $3,407 and $3,243 in 2001 and 2000, representing a decrease of $1,055 and an increase of $164, or 31.0% and 5.1%, respectively. Included in 2001 non-interest income is an adjustment of $322 representing a full accrual of fee income. Excluding this adjustment, total 2001 non-interest income decreased $158 or 4.9% compared with 2000.

The decline in 2002 non-interest income was principally attributed to a significant decline in the market value of assets under management at Block Capital Management (Block) and Bar Harbor Trust Services (Trust). Fees charged to clients are derived principally from the market values of assets managed. At December 31, 2002, assets under management totaled $180,774, compared with $238,679 and $305,474 at December 31, 2001 and 2000, representing declines of $57,905 and $66,795, or 24.3% and 21.9%, respectively. The two-year decline in managed assets was principally attributed to the significant declines in the stock market over this same period. The decline in managed assets was also attributed to lost business, as investor confidence has been seriously eroded by depressed securities markets, corporate scandals, troubled economies both here and abroad, and overall geo-political tensions and uncertainties.

For the year ended December 31, 2002, total revenue at Block and Trust amounted to $1,822, compared with $2,673 in 2001, and $2,611 in 2000, representing a decrease of $851, or 31.8%, and an increase of $62 or 2.4%, respectively.

Restrained investor confidence, particularly in the retail brokerage sector, also impacted 2002 performance at Dirigo, BTI’s full service brokerage subsidiary. After posting a 2001 revenue increase of $157, or 26.0%, 2002 revenue at Dirigo investments declined. For the year ended December 31, 2002, total revenue at Dirigo amounted to $464, compared with $760 in 2001, representing a decrease of $296, or 38.9%. It is anticipated that the 2001 expansion of Dirigo’s market area via the opening of an office in Bangor, Maine, the strengthening of professional brokerage staff during 2002, and the ongoing expansion of its product offerings, will have a stabilizing impact on Dirigo’s future revenue.

Non-interest Expense: Non-interest expense from Financial Services represented 20.3% of the Company’s total 2002 non-interest expense, compared with 26.9% and 23.2% in 2001 and 2000, respectively.

For the year ended December 31, 2002, total non-interest expense at BTI amounted to $3,720, compared with $4,979 and $3,857 in 2001 and 2000, representing a decrease of $1,259 and an increase of $1,122, or 25.3% and 29.1%, respectively.

Included in 2001 non-interest expense is a one time restructuring charge of $618 recorded in the fourth quarter, primarily as a result of management changes within BTI. Excluding the restructuring charge, 2001 non-interest expense amounted to $4,361, representing an increase of $504 compared with 2000, or 13.1%. Likewise, without considering the 2001 restructuring charge, BTI’s total 2002 non-interest expense declined $641, or 14.7%.

The decline in 2002 non-interest expense was attributed to a number of factors. Salaries and employee benefit expenses declined $343, or 16.9%, and were principally the result of management and staffing changes. Marketing expense declined $270 from 2001 levels, and was principally attributed to large scale marketing campaigns conducted in early 2001, shortly following the formation of BTI, and to a lesser extent, more effective utilization of marketing dollars during 2002. Expense reductions were achieved in a variety of other operating areas as BTI pursued austerity initiatives to more closely match expenses with revenues. Offsetting a portion of the 2002 expense reductions was a $210 increase in occupancy costs associated with the purchase and renovation of a new BTI headquarters complex and occupied in May 2001, and the expansion of office facilities in Bangor, Maine.

The increase in 2001 non-interest expense over 2000 was principally attributed to salaries and employee benefits expenses, start up marketing and legal expenses, and occupancy costs associated with the expansion of BTI.

In response to declining revenues and eroding profitability, BTI implemented a variety of expense reduction measures in the fourth quarter of 2002. It is anticipated these measures will further reduce BTI’s current year operating expenses and favorably impact its future profitability.

Accounting Change: During the first half of 2002 the Company completed its implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill to be tested for impairment rather than amortized over a period of time. The Company estimated the value of goodwill utilizing several standard valuation techniques, including discounted cash flows, as well as an estimation of the impact of current business conditions on the long-term value of the goodwill carried on the balance sheet. Management and the Board of Directors determined the impact of the overall deterioration of the stock and bond markets on investor activities within its target market area had negatively impacted the value of the Company’s goodwill balance related the acquisition of Dirigo. This resulted in an estimation of impairment of $247, net of tax. As depicted in Note 21 of the Company’s financial statements, the Company recorded an after tax charge of $247 in the first quarter of 2002.

Included in BTI’s 2001 non-interest expense is $73, representing the amortization of Dirigo goodwill. Pursuant to SFAS No. 142, no goodwill amortization expense was recorded in 2002.

Income Taxes

The Company’s effective income tax rate in 2002 amounted to 26.6%, compared with 32.1% and 33.5% in 2001 and 2000, respectively. The decline in the effective income tax rate was principally attributed to increases in the Company’s tax-exempt interest income, primarily resulting from the addition of tax-exempt securities to the Company’s investment securities portfolio.

RISK MANAGEMENT

Credit Risk

Credit risk is managed through loan officer authorities, loan policies, the Bank’s Senior Loan Committee, oversight from the Bank’s Senior Credit Officer, the Directors Loan Committee, and the Bank’s Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits is performed by an independent loan review function that reports to the Audit Committee of the Board of Directors.

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

Non-performing loans (NPLs): Non-performing loans include loans on non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest.

The following table sets forth the details of non-performing loans over the last five years.

NON-ACCRUAL LOANS
AND ACCRUING PAST DUE 90 DAYS OR MORE
AT DECEMBER 31

	2002	2001	2000	1999	1998
Loans accounted for on a
non-accrual basis	$ 986	$2,191	$6,907	$2,016	$1,744
Accruing loans contractually
past due 90 days or more	188	151	1,206	706	1,710
Total Non-Performing Loans	$1,174	$2,342	$8,113	$2,722	$3,454

Ratios:
Allowance for loan losses to total loans	1.42%	1.40%	1.56%	1.64%	1.94%
Non-performing to total loans	0.33%	0.79%	2.99%	1.04%	1.51%
Allowance for loan losses to non-performing loans	424%	178%	52%	158%	129%

The Company continued to maintain its non-performing loans at significantly lower levels than in prior years and attributes this improvement to a strengthening of its credit administration processes and underwriting standards, aided by a healthy local economy. During 2000, the Company established a centralized loan collection and managed asset department, and enhanced collection efforts for problem loans.

Over the past two years, the ratio of non-performing loans to total loans declined 266 basis points and, as of December 31, 2002, stood at their lowest level in six years. Non-performing loans declined $1,168 or 49.9% in 2002, following a decline of $5,771 or 71.1% in 2001. At December 31, 2002, total non-performing loans amounted to $1,174, or 0.33% of total loans, compared with $2,342 or 0.79% at the prior year-end, and $8,113 or 2.99% at December 31, 2000.

The 2001 reduction in non-performing loans was principally attributed to one relationship with non-accruing aggregate outstanding loans at December 31, 2000, of $3,100, of which $1,000 was charged off and the balance repaid upon asset liquidation, a $700 repayment by one particular customer, and other loans brought current.

At December 31, 2002, the Company’s allowance for loan losses expressed as a percent of non-performing loans was 424%, compared with 178% and 52% at December 31, 2001 and 2000, respectively.

Allowance for Loan Losses and Provision: The allowance for loan losses ("allowance") is available to absorb losses on loans. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated quarterly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration. The Bank’s Board of Directors reviews the evaluation of the allowance to ensure its adequacy.

The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past, present and expected conditions, and adequate to provide for probable losses that have already occurred. Reserves are established for specific loans including impaired loans, a pool of reserves based on historical charge-offs by loan types, and supplemental reserves to reflect current economic conditions, industry specific risks, and other observable data. Loan loss provisions are recorded, and the allowance is increased, when loss is identified and deemed likely.

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $986 as of December 31, 2002, compared with $2,191 and $6,907 as of December 31, 2001 and 2000, respectively. The related allowances for loan losses on these impaired loans was $120, $517 and $2,200 as of December 31, 2002, 2001 and 2000, respectively. The amount of interest income not recorded on impaired loans was $183, $182 and $220 as of December 31, 2002, 2001 and 2000, respectively.

No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations may vary from current estimates.

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses and maximize earnings. The Company employs a comprehensive risk management structure to identify and manage the risk of loss. For consumer loans, the Company identifies loan delinquency beginning at 21-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Non-residential mortgage consumer losses are recognized no later than the point at which a loan is 120 days past due. Residential mortgage losses are recognized during the foreclosure process when that loss is quantifiable and reasonably assured. For commercial loans the Company applies a risk grading system. This system stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio. The risk grades include ratings that correlate with regulatory definitions of Pass, Other Assets Especially Mentioned, Substandard, Doubtful, and Loss. Loan loss provisions are recorded and the allowance is increased when loss is identified and deemed likely.

While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance, which also may necessitate future additions or reductions to the allowance, based on information available to them at the time of their examination.

The following table, Summary of Loan Loss Experience, includes an analysis of the changes to the allowance for loan loss for the past five years.

SUMMARY OF LOAN LOSS EXPERIENCE

	2002	2001	2000	1999	1998

Balance at beginning of period	$ 4,169	$ 4,236	$ 4,293	$ 4,455	$ 4,743
Charge offs:
Commercial,financial
agricultural, others	111	1,416	253	445	217
Real estate:
Construction and development	--	--	--	--	--
Mortgage	176	434	170	58	113
Installments and other loans
to individuals	195	454	800	385	458
Total charge offs	482	2,304	1,223	888	788

Recoveries:
Commercial,financial	--	--	--	--	--
agricultural, others	121	96	136	51	40
Real estate:
Construction and development	--	--	--	--	--
Mortgage	4	74	7	60	21
Installments and other loans
to individuals	63	67	71	141	103
Total recoveries	188	237	214	252	164

Net charge offs	294	2,067	1,009	636	624
Provision charged to operations	1,100	2,000	952	474	336

Balance at end of period	$ 4,975	$ 4,169	$ 4,236	$ 4,293	$ 4,455

Average loans outstanding during period	$325,712	$283,728	$271,000	$248,708	$224,406

Net charge offs to average loans
outstanding during period	0.09%	0.73%	0.37%	0.26%	0.28%

The Company’s loan charge off experience improved significantly during 2002. For the year ended December 31, 2002 net loans charged off amounted to $294, compared with $2,067 in 2001 and $1,009 in 2000, representing a decrease of $1,773 and an increase of $1,058, or 85.8% and 104.9%, respectively. The 2001 increase in loan charge-offs included one large credit exceeding $1,000.

For the year ended December 31, 2002, the Company provided $1,100 to the allowance for loan losses, compared with $2,000 in 2001, representing a decrease of $900, or 45%. The provision for loan losses ("provision") in 2002 was 0.34% of average loans, in 2001 was 0.70%, and in 2000 was $952, or 0.35% of average loans. The 2002 decrease in the provision for loan losses was attributed, in part, to one large credit exceeding $1,000 that was charged off in 2001, the repayment of certain previously classified loans, and an overall strengthening of credit quality in the loan portfolio. Portfolio characteristics and relatively stable economic conditions also contributed to the lower provision in 2002.

The following table presents the five-year breakdown of the allowance for loan losses by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
(at December 31)

	2002		2001		2000		1999		1998
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial, financial, and agricultural	$1,737	8.84%	$1,387	9.84%	$1,563	11.20%	$ 578	12.78%	$1,010	14.42%
Real estate mortgages:
Real estate-construction	266	4.63%	135	6.83%	115	4.53%	143	6.00%	78	4.95%
Real estate-mortgage	1,992	82.12%	1,525	77.42%	1,945	76.96%	1,784	75.10%	1,162	73.36%
Installments and other loans
to individuals	531	3.65%	855	4.67%	560	5.91%	1,109	6.01%	323	7.21%
Other	--	0.76%	--	1.24%	--	1.48%	183	0.11%	180	0.06%
Unallocated	449	0.00%	267	0.00%	53	0.00%	496	0.00%	1,702	0.00%
TOTAL	$4,975	100.00%	$4,169	100.00%	$4,236	100.00%	$4,293	100.00%	$4,455	100.00%

At December 31, 2002, the loan loss adequacy analysis resulted in a need for specific reserves of $3,555, general reserves of $850, impaired reserves of $120, and other reserves of $450. Specific reserves are determined by way of individual review of commercial loan relationships in excess of $250, combined with reserves calculated against total outstandings by category using the Company’s historical loss experience and other observable data.

General reserves account for the risk and probable loss inherent in certain pools of industry and geographic concentration within the loan portfolio. Loan concentrations continue to reflect the Company’s business region. The loan portfolio includes $34,943 of loans to the hospitality industry, or 9.9% of total loans, compared with $34,464, or 11.6%, at December 31, 2001. There were no major changes in loan concentrations during 2002. However, changes were made to the allowance calculation to incorporate loss estimates relating to emerging issues in the blueberry industry, to which the Company has extended credit, and principally centered in Washington County, Maine. Over the past two to three years, blueberry inventories have grown as increased supplies have exceeded demand both here and abroad and prices have softened. As of December 31, 2002, approximately $300 has been included in the allowance representing management’s estimate of inherent losses associated with this industry segment.

Management reviews impaired loans to insure such loans are transferred to non-accrual and written down when necessary. The review includes specific analysis of commercial relationships over $250. Smaller homogeneous loans are not individually reviewed, but are reserved collectively. Impaired reserves consider all consumer loans that are over 90 days past due and impaired commercial loans which are fully reserved within the specific reserves via individual review and specific allocation of potential loss for loans relationships over $250, and pool reserves for smaller impaired loans. The Bank had no troubled debt restructurings at December 31, 2002, and all of its impaired loans were considered collateral dependent and were adequately reserved. Total reserves against impaired loans were $120 at December 31, 2002.

Loan delinquency levels have remained at low levels during 2002. However, existing loan documentation and/or structural weaknesses for certain loans written in prior years continue to impede collection efforts in certain cases and have impacted probable losses. These weaknesses are historical in nature and do not necessarily reflect current loan underwriting and documentation standards. The extent of these problems in the entire loan portfolio is not entirely known; however, it is known that such problems exist and, accordingly, the allowance for loan losses incorporates this knowledge.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, the Company considers the allowance for loan losses at December 31, 2002 to be appropriate for the risks inherent in the loan portfolio, and resident in the local and national economy as of that date.

Market Risk – Quantitative and Qualitative Disclosures

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

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

Interest rate risk is monitored through the use of two complementary measures: static gap analysis ("gap") and earnings simulation modeling. While each measurement may have its limitations, taken together they form a reasonably comprehensive view of the magnitude of the Bank’s interest rate risk, the level of risk over time, and the quantification of exposure to changes in certain interest rate relationships.

The Bank utilizes an interest rate risk model widely recognized in the financial industry to monitor and measure interest rate risk. The Bank also utilizes an outside consultant to perform rate shocks of its balance sheet, and to perform a variety of other analysis for the ALCO. The model simulates the behavior of interest income and expense of all on and off-balance sheet instruments under different interest rate scenarios together with a dynamic future balance sheet. Interest rate risk is measured in terms of potential changes in net interest income based upon shifts in the yield curve.

Interest rate gap analysis provides a static view of the maturity and re-pricing characteristics of the Bank’s on and off-balance sheet positions. Gap is defined as the difference between assets and liabilities re-pricing or maturing within specified periods. An asset-sensitive position, or "positive gap", indicates that there are more rate sensitive assets than rate-sensitive liabilities re-pricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position, or "negative gap", generally implies a favorable impact on net interest income during periods of falling interest rates. There are certain limitations inherent in static gap analysis. These limitations include the fact that it is a static measurement and it does not reflect the degrees to which interest earning assets and interest bearing liabilities may respond non-proportionally to changes in market interest rates. Although the ALCO reviews all assumptions used in the model in detail, assets and liabilities do not always have clear re-pricing dates, and re-pricing may occur earlier or later than assumed in the model.

The Bank’s static interest rate sensitivity gap is pictured below:

INTEREST RATE RISK
CUMULATIVE STATIC GAP POSITION
December 31, 2002 and 2001

	One Day To Six Months	Over Six Months To One Year	One Year To Five Years	Over Five Years
December 31, 2002	$61,072	$94,368	$146,814	$ 3
December 31, 2001	$ (7,081)	$10,131	$100,118	$ (1)
$ Change	$68,153	$84,237	$ 46,696	$ 4

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual re-pricing dates for variable products, contractual maturities for fixed rate products, and product specific assumptions for deposits accounts, such as money market accounts, that are subject to re-pricing based on current market conditions. Re-pricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with call provisions, are examined on an individual basis in each rate environment to estimate the likelihood of a call. Prepayment assumptions for mortgage loans and mortgage backed securities are developed from industry median estimates of prepayment speeds, based upon similar coupon ranges and seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different rate scenarios. Interest income and interest expense are then simulated under several rate conditions including:

  A flat interest rate scenario in which today’s prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and re-pricing volumes consistent with this flat rate assumption.
  A 100 and 200 basis point rise or decline in interest rates applied against a parallel shift in the yield curve over a twelve-month horizon, together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.
  Various non-parallel shifts in the yield curve, including changes in either short-term or long-term rates over a twelve-month horizon, together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.
  An extension of the foregoing simulations to each of two, three, four and five-year horizons to determine the interest rate risk with the level of interest rates stabilizing in years two through five. Even though rates remain stable during this two to five year time period, the balance sheet has growth similar to the first twelve months modeled for each of the rate conditions, as well as re-pricing opportunities driven by maturities, cash flow, and adjustable rate products which will continue to change the balance sheet profile for each of the rate conditions.

Changes in net interest income based upon the foregoing simulations are measured against the flat interest rate scenario and actions are taken in order to maintain the balance sheet interest rate risk within established policy guidelines.

The following table summarizes the Bank’s net interest income sensitivity analysis as of December 31, 2002, over one and two year horizons. In light of the Federal Funds Rate of 1.25% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, compared with 200 basis points as shown at December 31, 2001. The table also summarizes net interest income sensitivity under a non-parallel shift in the yield curve, whereby short term interest rates rise 200 and 400 basis points, a scenario which management believes is more likely, given the current shape of the yield curve.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENERIO
DECEMBER 31, 2002

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Short Term Rates	+400 Basis Points Short Term Rates

Year 1
Net interest income change ($)	($386)	$546	$291	$818
Net interest income change (%)	(1.97%)	2.78%	1.48%	4.17%

Year 2
Net interest income change vs. year 1 base ($)	($2,429)	$877	$123	$1,758
Net interest income change vs. year 1 base (%)	(12.37%)	4.47%	0.63%	8.96%

The following table summarizes the Banks net interest income sensitivity analysis as of December 31, 2001, utilizing a 200 basis point decline in interest rates and a 200 and 300 point increase in interest rates. This simulation assumed a parallel shift in the yield curve.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENERIO
DECEMBER 31, 2001

	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+300 Basis Points Parallel Yield Curve Shift

Year 1
Net interest income change ($)	($894)	$487	$692
Net interest income change (%)	(4.89%)	2.66%	3.78%

Year 2
Net interest income change vs. year one base ($)	($3,529)	$1,159	$1,386
Net interest income change vs. year 1 base (%)	(19.29%)	6.34%	3.78%

Based on the information and assumptions in effect at December 31, 2002, management believes that a 200 basis point increase in interest rates over the next 12 months would increase net interest income $546, or 2.78% in 2003, and $877, or 4.47% in 2004. Should short-term interest rates rise and the yield curve flatten, management believes that a 200 basis point increase over the next 12 months would increase net interest income by $291, or 1.48%, and that a 400 basis point increase during this same period would increase net interest income by $818, or 4.17%. Extending this scenario to a twenty-four month horizon, and assuming no additional movement in rates in 2004, management believes net interest income would increase $123 and $1,758 in 2003 and 2004, or 0.63% and 8.96%, respectively.

Based on the information and assumptions in effect at December 31, 2002, management believes that a 100 basis point decrease in interest rates over the next two years would decrease net interest income $386, or 1.97% in 2003, and $2,429, or 12.37% in 2004. While the simulated decline in year two falls outside of the Bank’s policy target of 10.0%, management believes that a 100 basis point decline in interest rates, or a Federal Funds Targeted rate of 0.25%, represents a scenario that is not likely to occur. Further, a repositioning of the balance sheet to hedge such a decline, would adversely impact net interest income in a rising rate environment, a scenario management believes is more likely to occur over the longer term.

Managing the Bank’s interest rate risk sensitivity has been challenging during this period of historically low interest rates. During 2002, the yield curve showed a relatively sharp, downward, parallel shift. As was anticipated by management through use of the model, the Bank’s 2002 net interest income was moderately impacted and, were it not for the growth in earning assets, would have resulted in a year-over-year decline.

At December 31, 2002, the Bank continued to maintain a moderately asset sensitive balance sheet, positioning itself for an eventual rise in interest rates. Should interest rates remain flat for an extended period of time, and assuming no earning asset growth and a static balance sheet, management believes that net interest income will continue showing slight to moderate declines. Management expects short- term interest rates may be susceptible to further declines during 2003, with the balance of the yield curve holding relatively constant. Management believes that the current level of interest rate risk is acceptable.

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2002, there were no significant differences between the views of the independent consultant and Management regarding the Bank’s interest rate risk exposure.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment/refinancing levels deviating from those assumed, the impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals, product preference changes, and other such variables. The sensitivity analysis also does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Derivative instruments and hedging activities: As part of the Bank’s overall interest rate risk management strategy, management periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income, the net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swaps, caps and floors. A policy statement, approved by the Board of Directors of the Bank, governs use of these instruments.

At December 31, 2002, the Bank had one derivative instrument outstanding, an interest rate swap, compared with none at the prior year-end. The details are summarized as follows:

Description	Maturity	Notional Amount ( in thousands)	Fixed Interest Rate	Variable Interest Rate	Hedge Pool

Receive fixed rate, pay variable rate.	4/26/04	$10,000	6.425%	Prime	Home Equity Loans

The $10 million interest rate swap hedges a defined pool of the Bank’s home equity loans yielding an interest rate of prime, which at December 31, 2002 was 4.25%. The bank is required to pay a counter- party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon an interest rate of 6.425% over the term of the agreement.

The credit risk associated with the interest rate swap agreement is the risk of non-performance by the counter-party to the agreement. However, management does not anticipate non-performance by the counter-party, and monitors risk through its asset/liability management policies and procedures.

The interest rate swap agreement, which qualifies as a cash flow hedge, has an original maturity of two years and as of December 31, 2002 had an unrealized gain of $272 thousand. In accordance with the Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", the unrealized gain is recorded in the statement of condition with the offset recorded in the statement of other comprehensive income. The use of the interest rate swap agreement increased interest income by $119 during 2002.

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

The Company uses a basic surplus/deficit model to measure its liquidity over 30- and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Company’s policy is to maintain its liquidity position at a minimum of 5% of total assets. At December 31, 2002, liquidity, as measured by the basic surplus/deficit model, was 9.0% for the 30-day horizon and 6.1% for the 90-day horizon. A portion of the Company’s deposit bases is seasonal in nature, with balances typically declining in the Winter months through late Spring, during which period the Company’s liquidity position tightens.

At December 31, 2002, the Company had $15,414 in unused lines of credit, and qualifying collateral availability to support a $28,000 increase in its line of credit with the Federal Home Loan Bank. The Company also had capacity to borrow funds on a serviced basis utilizing certain un-pledged securities.

The Company maintains a liquidity contingency plan approved by the Bank’s Board of Directors. This plan addresses the steps that would be taken in the event of a liquidity crisis, and identifies other sources of liquidity available to the Company.

Off-Balance Sheet Risks

Commitments to extend credit: The Company makes contractual commitments to extend credit and extends lines of credit, which are subject to the Company’s credit approval and monitoring procedures. As more fully described in Note 17 to the financial statements, at December 31, 2002 and 2001, commitments to extend credit in the form of loans, including unused lines of credit and commitments to originate loans, amounted to $71,142 and $67,595 respectively. Increases in the unused lines of credit on home equity loans, combined with commercial lines of credit at year-end, are responsible for the $3,547 increase in unused lines and commitments compared with 2001. In the opinion of management, there are no material commitments to extend credit that represent unusual risks.

Letters of credit and stand-by letters of credit: The Company guarantees the obligations or performance of customers by issuing letters of credit and standby letters of credit to third parties. These letters of credit are sometimes issued in support of third party debt. The risk involved in issuing letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At December 31, 2002 and 2001, outstanding letters of credit and standby letters of credit totaled $2,800 and $5,059 respectively.

Counter-party risk: Pursuant to its asset/liability management policy, the Bank may enter into interest rate swap and floor agreements under which the Bank and the swap or floor counter-party would be obligated to exchange interest payments on notional principal amounts. For swap and floor transactions, the contract or notional amount does not represent exposure to credit loss. The Bank would be exposed to risk should the counter-party default in its responsibility to pay interest under the terms of the swap or floor agreement. The Bank controls counter-party risk through credit approvals, limits, and monitoring procedures. As more fully described herein under market risk, at December 31, 2002 the Company had one derivative instrument outstanding, an interest rate swap with a notional amount of $10 million, compared with none during 2001 and 2000. At December 31, 2002 and 2001, there were no interest rate caps or floor agreements in place.

REGULATORY MATTERS

As previously reported, the Bank in the third quarter of 2001, entered into an agreement ("Agreement") with its principal regulators, the FDIC and the BFI.

Pursuant to that Agreement, the Bank has increased its allowance for loan losses, developed a classified asset reduction plan for certain commercial relationships, revised its credit administration plan, implemented certain revisions in its asset appraisal procedures, established a minimum capital threshold of 8% or 3% above the regulatory minimum of 5% for "well capitalized" banks, improved certain account reconciliation procedures, addressed certain weaknesses in its information systems, improved its procedures to ensure its compliance with the "Bank Secrecy Act," and initiated a long-term strategic planning process which has recently been completed and will be refreshed at least annually. The Bank has also implemented a policy of paying dividends to its parent, the Company, only from current earnings, exclusive of gains on the sale of securities, without prior approval of its principal regulators.

The Bank is providing updates covering the status of the foregoing items to its principal regulators on a quarterly basis. In management’s judgment, the Bank is adequately addressing the matters set forth in the Agreement.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill reflected on the Company’s balance sheet be no longer amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement. The Company adopted SFAS No. 142 effective January 1, 2002. The Company determined that goodwill was impaired as of January 1, 2002, the date of adoption, and the impairment loss, net of taxes, was recognized as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Income.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

SFAS No. 147, "Acquisitions of Certain Financial Institutions" amends SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" to exclude from its scope most acquisitions of financial institutions. Such transactions should be accounted for in accordance with SFAS No. 141, "Business Combinations". SFAS No 147 is effective on October 1, 2002.

SFAS No. 148 contains enhanced disclosure requirements for stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Adoption of the Statement in 2002 had no impact on the Company’s consolidated financial condition and results of operations.

Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others," was issued in December 2001. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides. Adoption of this Statement had no impact on the Company’s consolidated financial condition and results of operations.

The Company does not expect the adoption of these standards to have a material affect on the financial condition and results of operations of the Company.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bar Harbor Bankshares

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bar Harbor Bankshares and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 21 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
February 14, 2003

CONSOLIDATED BALANCE SHEETS
BAR HARBOR BANKSHARES AND SUBSIDIARIES
DECEMBER 31, 2002, AND 2001
(Dollars in thousands)

	2002	2001
Assets
Cash and due from banks	$ 11,529	$ 17,355
Securities:
Available for sale, at market	128,826	106,743
Held to maturity (market value $32,077 and $24,943 at
December 31, 2002 and 2001, respectively)	31,545	26,866
Other securities	1,929	8,464
Total securities	162,300	142,073
Loans	351,535	297,970
Allowance for loan losses	(4,975)	(4,169)
Loans, net of allowance	346,560	293,801
Premises and equipment, net	11,313	12,118
Goodwill	375	750
Other assets	21,741	21,106
TOTAL ASSETS	$553,818	$487,203

Liabilities
Deposits
Demand deposits	$ 46,001	$ 46,112
NOW accounts	50,172	45,685
Savings deposits	108,982	91,140
Time deposits	116,860	108,896
Total deposits	322,015	291,833
Securities sold under repurchase agreements	13,943	15,159
Borrowings from Federal Home Loan Bank	156,558	120,900
Other liabilities	7,466	6,773
TOTAL LIABILITIES	499,982	434,665

Commitments and contingent liabilities (Notes 13, 14, 16, 17, 18)
Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares;
issued 3,643,614 shares in 2002 and 2001.	7,287	7,287
Surplus	4,002	4,002
Retained earnings	45,994	43,875
Accumulated other comprehensive income:
Unrealized appreciation on securities available for sale,
net of taxes of $1,117 and $880 at December 31, 2002
and 2001, respectively	2,167	1,707
Unrealized appreciation on derivative instruments, net of taxes of $93 and $0 at December 31, 2002 and December 31, 2001, respectively	180	--
Less: cost of 463,913 shares and 386,314 shares
of treasury stock at December 31, 2002 and 2001,
respectively	(5,794)	(4,333)

TOTAL SHAREHOLDERS' EQUITY	53,836	52,538

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 553,818	$487,203

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
BAR HARBOR BANKSHARES AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, except per share data)

	2002	2001	2000
Interest and dividend income:
Interest and fees on loans	$23,754	$ 24,308	$ 23,939
Interest and dividends on securities and federal funds	8,598	9,584	11,394
Total interest and dividend income	32,352	33,892	35,333

Interest expense:
Deposits	5,880	8,298	9,008
Short-term borrowings	770	2,722	550
Long-term borrowings	6,125	4,731	8,058
Total interest expense	12,775	15,751	17,616

Net interest income	19,577	18,141	17,717
Provision for loan losses	1,100	2,000	952
Net interest income after provision for loan losses	18,477	16,141	16,765

Noninterest income:
Trust and other financial services	2,261	3,407	3,200
Service charges on deposit accounts	1,483	1,864	1,364
Other service charges, commissions and fees	225	438	1,035
Credit card service charges and fees	1,654	1,528	1,426
Other operating income	340	283	41
Net securities gains	450	--	--
Total noninterest income	6,413	7,520	7,066

Noninterest expenses:
Salaries and employee benefits	9,235	8,534	7,937
Occupancy expense	1,111	1,100	865
Furniture and equipment expense	1,535	1,510	1,680
Credit card expenses	1,224	1,209	1,162
Other operating expense	5,231	6,136	4,971
Total noninterest expenses	18,336	18,489	16,615

Income before income taxes and cumulative effect of accounting change	6,554	5,172	7,216
Income taxes	1,742	1,661	2,419

Net income before cumulative effect of accounting change	4,812	3,511	4,797
Cumulative effect of change in accounting for goodwill, net of tax of $128	(247)	--	--
Net Income	$ 4,565	$ 3,511	$ 4,797

Computation of Net Income Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,219,377	3,279,043	3,360,770
Effect of dilutive employee stock options	50,743	32,118	--
Diluted	3,270,120	3,311,161	3,360,770

NET INCOME PER SHARE:
Basic before cumulative effect of accounting change	$ 1.49	$ 1.07	$ 1.43
Cumulative effect of change in accounting for goodwill, net of income tax benefit	(0.07)	--	--
Basic	$ 1.42	$ 1.07	$ 1.43

Diluted before cumulative effect of accounting change	$ 1.47	$ 1.06	$ 1.43
Cumulative effect of change in accounting for goodwill, net of income tax benefit	(0.07)	--	--
Diluted	$ 1.40	$ 1.06	$ 1.43

Dividends per share	$ 0.76	$ 0.76	$ 0.76

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, except per share data)

				Accumulated
				Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders'
	Stock	Surplus	Earnings	Income	Stock	Equity

Balance December 31, 1999	$ 7,287	$ 4,002	$ 40,611	$ (1,015)	$ (1,740)	$ 49,145
Net income 2000	-	-	4,797	-	-	4,797
Net unrealized appreciation on securities
available for sale, net of tax of $484	-	-	-	939	-	939
Total comprehensive income	-	-	4,797	939	-	5,736
Cash dividends declared ($0.76 per share)			(2,554)			(2,554)
Purchase of treasury stock (115,400 shares)	-	-	-	-	(1,820)	(1,820)
Balance December 31, 2000	$ 7,287	$ 4,002	$ 42,854	$ (76)	$ (3,560)	$ 50,507

Balance December 31, 2000	$ 7,287	$ 4,002	$ 42,854	$ (76)	$ (3,560)	$ 50,507
Net income 2001	-	-	3,511	-	-	3,511
Cumulative effect to record unrealized depreciation on
securities held to maturity transferred to securities
available for sale	-	-	-	(28)	-	(28)
Net unrealized appreciation on securities
available for sale, net of tax of $ 933	-	-	-	1,811	-	1,811
Total comprehensive income	-	-	3,511	1,783	-	5,294
Cash dividends declared ($0.76 per share)			(2,490)			(2,490)
Purchase of treasury stock (48,814 shares)	-	-	-	-	(773)	(773)
Balance December 31, 2001	$ 7,287	$ 4,002	$ 43,875	$ 1,707	$ (4,333)	$ 52,538

Balance December 31, 2001	$ 7,287	$ 4,002	$ 43,875	$ 1,707	$ (4,333)	$ 52,538
Net income 2002	-	-	4,565	-	-	4,565
Net unrealized appreciation on securities						-
available for sale, net of tax of $ 237	-	-	-	460	-	460
Net unrealized appreciation on derivative instruments
marked to market, net of tax of $ 93	-	-	-	180	-	180
Total comprehensive income	-	-	4,565	640	-	5,205
Cash dividends declared ($0.76 per share)	-	-	(2,445)	-	-	(2,445)
Purchase of treasury stock (82,840 shares)	-	-	-	-	(1,563)	(1,563)
Stock options exercised (5,241 shares)	-	-	(1)	-	102	101
Balance December 31, 2002	$ 7,287	$ 4,002	$ 45,994	$ 2,347	$ (5,794)	$ 53,836

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$ 4,565	$ 3,511	$ 4,797
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,117	1,482	1,202
Deferred income taxes	(129)	111	26
Provision for loan losses	1,100	2,000	952
Gain on sale of other real estate owned	(4)	(25)	(12)
Realized gain on sale of securities available for sale	(450)	--	--
Net amortization (accretion) of bond premiums (discounts)	16	(97)	89
Loss on sale of premises and equipment	--	--	95
Goodwill impairment loss	375	--	--
Net change in other assets	(563)	39	(2,757)
Net change in other liabilities	693	449	2,210

Net cash provided by operating activities	6,720	7,470	6,602

Cash flows from investing activities:
Purchases of securities held to maturity	(4,527)	(25,109)	(5,213)
Proceeds from maturity and principal pay downs of
securities held to maturity	237	810	17,626
Purchases of securities available for sale	(92,391)	(5,000)	(6,808)
Proceeds from maturities, calls, and principal pay downs of
securities available for sale	45,025	52,639	2,099
Proceeds from sale of securities available for sale	26,025	--	--
Net decrease (increase) in other securities	6,535	(8,150)	(1,949)
Net loans made to customers	(53,859)	(28,756)	(11,290)
Capital expenditures	(312)	(2,440)	(4,953)
Proceeds from sale of other real estate owned	4	76	44
Proceeds from sale of fixed assets	--	--	100

Net cash used in investing activities	(73,263)	(15,930)	(10,344)

Cash flows from financing activities:
Net increase (decrease) in deposits	30,182	13,757	(3,632)
Net change in securities sold under repurchase agreements	(1,216)	2,993	3,359
Proceeds from Federal Home Loan Bank advances	258,125	69,900	104,500
Repayment of Federal Home Loan Bank advances	(222,467)	(63,632)	(62,383)
Net change in short-term borrowed funds	--	(4,520)	(36,000)
Purchase of treasury stock	(1,563)	(773)	(1,820)
Proceeds from stock issuance	101	--	--
Payments of dividends	(2,445)	(2,490)	(2,554)

Net cash provided by financing activities	60,717	15,235	1,470

Net increase (decrease) in cash and cash equivalents	(5,826)	6,775	(2,272)
Cash and cash equivalents at beginning of year	17,355	10,580	12,852

Cash and cash equivalents at end of year	$ 11,529	$ 17,355	$10,580

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$ 12,754	$ 15,978	$17,606
Income taxes, net of refunds	$ 1,382	$ 2,080	$ 2,200
Non-cash transactions
Transfer from loans to other real estate owned	$ 100	$ 100	$ 89
Transfer of securities from held to maturity to available for sale	--	$113,856	--

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
December 31, 2002, 2001, and 2000
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

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial institutions and with the instructions to Form 10-K of the Securities Exchange Act of 1934. Certain amounts in the 2001 and prior years’ financial statements have been reclassified to conform with the presentation used in 2002.

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

Comprehensive Income

Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the changes in unrealized gains and losses on securities available for sale and derivative instruments, and is disclosed net of related income taxes in the consolidated statements of changes in shareholders’ equity.

Cash and Due from Banks

The Bank is required to comply with various laws and regulations of the Federal Reserve Bank, which require that the Bank maintain certain amounts of cash on deposit, and is restricted from investing those amounts. At December 31, 2002, the reserve requirement was $150. In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $100 that is insured by the Federal Deposit Insurance Corporation.

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

Interest on loans is accrued and credited to income based on the principal amount of loans outstanding. The accrual of interest income is discontinued when, in the opinion of management, full collection of principal, interest, and fees is in question. If, in the opinion of management, a loan on non-accrual is determined to be creditworthy, it may be placed back on accrual status. Interest income on impaired loans is reported on a cash basis when received. Loans 30 days or more past due are considered delinquent.

A loan is considered impaired when it is probable that the Bank will not collect all amounts due according to the contractual terms of the loan agreement. The carrying values of impaired loans, primarily those on a non-accruing status, are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as provision for loan losses.

The allowance for possible loan losses is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

Mortgage Servicing Rights

Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to unamortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized value of the rights.

Premises and Equipment

Premises and equipment and related improvements are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line and accelerated methods over the estimated useful lives of the related assets.

Other Real Estate Owned (OREO)

Real estate acquired in satisfaction of a loan is reported in other assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and recorded at the lower of cost or fair market value less estimated costs to sell based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent reductions in market value below the carrying costs are charged to other operating expenses.

Goodwill

Effective January 1, 2002, the Company discontinued amortization of goodwill in accordance with SFAS Nos. 142 and 147. Prior to 2002, goodwill was being amortized using the straightline method over ten and fifteen years. In accordance with SFAS No. 142, goodwill will be reviewed for impairment on an annual basis and if certain conditions occur.

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

Derivative Financial Instruments Designated as Hedges

The Bank recognizes derivatives in the consolidated balance sheet at fair value. The Bank has an interest rate agreement which qualifies as a cash flow hedge pursuant to SFAS No. 133. The Bank formally documents relationships between hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Bank also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is highly effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. The Bank discontinues hedge accounting when it determines that the derivative is no longer highly effective in offsetting changes in cash flows of the hedged item, that is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.

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

Stock Options

The Bar Harbor Bankshares and its Subsidiaries Incentive Stock Option Plan (ISO) for officers and employees was established October 3, 2000, providing for the issuance of up to 450 thousand shares of common stock. The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted. Initial grants were made in 2001 totaling 225 thousand. During 2002 there were 162 thousand additional grants issued, bringing the total to 387 thousand options granted, all having a 5-7 year vesting schedule. No option shall be granted after October 3, 2010, ten years after the effective date of the ISO.

The Company accounts for these options in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As the exercise price of each option equals the market price of the Company’s stock on the date of grant, no compensation cost has been recognized for the plan. Had compensation costs for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except for per-share data):

2002		Earnings Per Share

	Net Income	Basic	Diluted

As reported	$4,565	$1.42	$1.40
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	95	0.03	0.03
Pro forma	$4,470	$1.39	$1.37

Weighted-average fair value of options granted during the year			$1.71

2001		Earnings Per Share

	Net Income	Basic	Diluted

As reported	$3,511	$1.07	$1.06
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	55	0.02	0.02
Pro forma	$3,456	$1.05	$1.04

Weighted-average fair value of options granted during the year			$2.98

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants; dividend yield of 3.93% in 2002 and 4.22% in 2001, risk-free interest rate of 2.23% in 2002 and 3.62% in 2001, expected life of 3.5 years, and expected volatility of 11% in 2002 and 27% in 2001.

Fair Value Disclosures

The Company in estimating its fair market value disclosures for financial instruments used the following methods and assumptions:

Cash, cash equivalents, and cash surrender value of life insurance: The carrying amounts reported in the balance sheets approximate their fair values.

Securities available for sale, securities held to maturity and other securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of other securities approximates fair value.

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

Borrowings: The carrying amounts of federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.

The fair values of the Bank's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on quoted market rates.

Accrued interest: The carrying amounts of accrued interest approximate their fair values.

Interest Rate Swap: The fair value for the interest rate swap is based on quoted market prices.

Off-balance sheet instruments: The Bank's off-balance sheet instruments consist of loan commitments. Fair values for loan commitments have not been presented, as the value is not material to the Company’s financial statements due to the short-term nature of the underlying commitments.

Impact of Recently Issued Accounting Standards

Effective in 2002, the FASB issued the following:

SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon adoption of the Statement, which was adopted by the Company as of January 1, 2002.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement had no impact on the Company’s consolidated financial condition and results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions," amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," to exclude from its scope most acquisitions of financial institutions. Such transactions should be accounted for in accordance with SFAS No. 141, "Business Combinations." This Statement had no impact on the Company’s consolidated financial condition and results of operations.

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," contains enhanced disclosure requirements for stock-based compensation. Adoption of the Statement in 2002 had no impact on the Company’s consolidated financial condition and results of operations.

Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others," was issued in December 2001. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides. Adoption of this Statement had no impact on the Company’s consolidated financial condition and results of operations.

2. INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values at December 31, 2002 and 2001 follows:

	2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations to U.S. Government Agencies	$13,624	$ 44	$ -	$ 13,668
Mortgage-backed securities:
U.S. Government agencies	74,597	2,787	79	77,305
Other	17,339	261	3	17,597
Other bonds	19,982	294	20	20,256
Total securities available for sale	$125,542	$ 3,386	$ 102	$ 128,826

Held to Maturity:

Obligations of states of the U.S. and political
subdivisions thereof	$ 30,182	$ 627	$ 124	$ 30,685
Mortgage-backed securities:
U.S. Government agencies	1,363	29	-	1,392
Total securities held to maturity	$ 31,545	$ 656	$ 124	$ 32,077

	2001
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations to U.S. Government Agencies	$ 9,477	$ 183	$ -	$ 9,660
Mortgage-backed securities
U.S. Government agencies	65,831	1,596	27	67,400
Other	12,244	291	14	12,521
Other bonds	16,604	558	-	17,162
Total securities available for sale	$104,156	$ 2,628	$ 41	$ 106,743

Held to Maturity:

Obligations of states of the U.S. and political
subdivisions thereof	$ 26,866	$ -	$ 1,923	$ 24,943
Total securities held to maturity	$ 26,866	$ -	$ 1,923	$ 24,943

At December 31, 2002, the amortized cost and estimated fair value of securities held to maturity and securities available for sale are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale

	December 31, 2002
	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 1,850	$ 1,866
Due after one year through five years	10,900	11,170
Due after five years through ten years	3,345	3,366
Due after ten years	17,511	17,522
Mortgage-backed securities	91,936	94,902
	$125,542	$128,826

Securities Held to Maturity

	December 31, 2002
	Amortized Cost	Estimated Fair Value
Due after one year through five years	$ 943	$ 971
Due after five years through ten years	665	665
Due after ten years	28,574	29,049
Mortgage-backed securities	1,363	1,392
	$31,545	$32,077

For the years ended December 31, 2002, 2001 and 2000, proceeds from sales of securities available for sale were $26 million, $0, and $0, respectively. Gross realized gains amounted to $456 thousand and gross realized losses amounted to $6 thousand in 2002. There were no sales of securities held to maturity in 2002, 2001, and 2000. U.S. Government securities having a carrying value of approximately $21.1 million at December 31, 2002, and $20.5 million at December 31, 2001 are pledged to secure certain deposits and for other purposes as required by law. Market values for these securities at December 31, 2002 and 2001 were $22.2 million and $21.0 million, respectively.

3. LOANS

The following table shows the composition of the Bank’s loan portfolio as of December 31, 2002 and 2001:

	2002	2001

Commercial loans:
Real Estate- variable rate	$ 67,071	$ 62,204
Real Estate- fixed rate	4,113	5,054
Other - variable rate	30,667	29,403
Other	14,470	14,404
	116,321	111,065

Tax Exempt:
Variable rate	-	95
Fixed rate	2,286	1,548
	2,286	1,643

Consumer:
Real Estate- variable rate	55,977	58,437
Real Estate- fixed rate	129,491	91,122
Home equity	34,239	21,238
Installment	5,019	6,250
Other	7,832	7,818
	232,558	184,865

Real estate under foreclosure	710	1,064
Deferred origination fees, net	(340)	(667)
Allowance for loan losses	(4,975)	(4,169)
	$ 346,560	$ 293,801

At December 31, 2002, and 2001, loans on non-accrual status totaled $986 and $2,191, respectively. In addition to loans on non-accrual status at December 31, 2002 and 2001, the Bank had loans past due greater than 90 days, and still accruing interest, totaling $188 and $151, respectively. The Bank continues to accrue interest on these loans because it believes collection of the interest due is reasonably assured.

The Bank makes single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. The Bank’s lending activities are conducted in eastern Maine. Because of the Bank’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2002, approximately $34,943 of loans were made to companies in the hospitality industry. Loans for commercial and real estate development totaled $7,256 at December 31, 2002. The loan portfolio at December 31, 2002 and 2001 consisted of 54% and 58% variable rate loans, respectively.

  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the three years ended December 31 were as follows:

	2002	2001	2000

Balance, beginning of year	$4,169	$4,236	$4,293

Provision for loan losses	1,100	2,000	952
Loans charged off	482	2,304	1,223
Less: recoveries on loans previously charged off	188	237	214
Net loans charged off	294	2,067	1,009

Balance, end of year	$4,975	$4,169	$4,236

Information pertaining to impaired loans at December 31 is as follows:

	2002	2001	2000

Investment in impaired loans	$ 986	$2,191	$6,907

Portion of impaired loan balance for which an allowance for losses is allocated	$ 986	$2,191	$6,907
Portion of allowance for loan losses allocated to the impaired loan balance	$ 120	$ 517	$2,200
Interest not recorded on impaired loans at year end	$ 183	$ 182	$ 220

Average balance of impaired loans	$1,379	$4,287	$3,885

5. LOANS TO RELATED PARTIES

In the ordinary course of business, the Bank has granted loans to certain officers and directors and the companies with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

Loans to related parties at December 31, which in aggregate exceed $60,000, were as follows:

	2002	2001	2000

Beginning balance	$8,806	$7,663	$6,212

New loans	5,260	3,071	1,541
Less: repayments	4,676	1,545	4,388

Ending balance	$9,390	$9,189	$3,365

Balances have been adjusted to reflect changes in status of directors and officers for each year presented.

6. MORTGAGE SERVICING

The Bank originates residential real estate mortgages both for portfolio and for sale into the secondary market. Certain loans are sold to institutional investors such as the Federal Home Loan Mortgage Corporation (Freddie Mac). Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed-upon rate on the loan which, including a guarantee fee paid to Freddie Mac, is less than the interest rate the Bank receives from the borrower. The Bank, as a fee for servicing the residential real estate mortgages, retains the difference. As required by SFAS No. 140, the Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans. Capitalized servicing rights at December 31, 2002 and 2001 were $61,835 and $170,028, respectively. Amortization expense totaled $110,511, $115,900, and $90,600 for 2002, 2001, and 2000, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $18.3 million and $45.8 million at December 31, 2002 and 2001, respectively.

7. PREMISES AND EQUIPMENT

The detail of premises and equipment is as follows:

	2002	2001

Land	$ 1,296	$ 1,296
Buildings and improvements	11,834	11,755
Furniture and equipment	7,005	6,773
	20,135	19,824
Less: accumulated depreciation	(8,822)	(7,706)
	$11,313	$12,118

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

The following tables represent the business lines through which the products or services were delivered for the years ended December 31, 2002, 2001, and 2000.

Year Ended December 31, 2002	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$19,551	$ 26	$ -	$ 19,577
Provision for loan losses	1,100	-	-	1,100
Net interest income after provision	18,451	26	-	18,477
Noninterest income	4,298	2,352	(237)	6,413
Noninterest expense	14,221	3,720	395	18,336
Income(loss) before income taxes	8,528	(1,342)	(632)	6,554
Income taxes (benefit)	2,413	(456)	(215)	1,742
Net income(loss) before cumulative effect of accounting change	6,115	(886)	(417)	4,812
Cumulative effect of change in accounting for goodwill, net of tax	-	(247)	-	(247)
Net income(loss)	$ 6,115	$ (1,133)	$ (417)	$ 4,565

Year Ended December 31, 2001	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$18,105	$ 36	$ -	$ 18,141
Provision for loan losses	2,000	-	-	2,000
Net interest income after provision	16,105	36	-	16,141
Noninterest income	4,214	3,407	(101)	7,520
Noninterest expense	13,344	4,979	166	18,489
Income(loss) before income taxes	6,975	(1,536)	(267)	5,172
Income taxes (benefit)	2,273	(521)	(91)	1,661
Net income(loss)	$ 4,702	$ (1,015)	$ (176)	$ 3,511

Year Ended December 31, 2000	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$17,688	$ 26	$ 3	$17,717
Provision for loan losses	952	--	--	952
Net interest income after provision	16,736	26	3	16,765
Noninterest income	5,768	3,243	(1,945)	7,066
Noninterest expense	12,652	3,857	106	16,615
Income(loss) before income taxes	9,852	(588)	(2,048)	7,216
Income taxes (benefit)	3,294	(199)	(676)	2,419
Net income(loss)	$ 6,558	$ (389)	$(1,372)	$ 4,797

9. DEPOSITS

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was $15.1 million and $13.9 million in 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of time deposits are as follows:

2003	$ 64,268
2004	13,913
2005	10,477
2006	4,530
2007 and thereafter	9,283
Individual Retirement Accounts (IRAs) without scheduled maturities	14,389
$116,860

10. REPURCHASE AGREEMENTS

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date.

Information concerning securities sold under agreements to repurchase for 2002, 2001, and 2000 is summarized as follows:

	2002	2001	2000

Average daily balance during the year	$13,124	$13,342	$11,479
Average interest rate during the year	2.20%	3.89%	4.74%
Maximum month-end balance during the year	$15,717	$16,203	$16,788
Amount outstanding at end of year	$13,943	$15,159	$12,166

Securities underlying the agreements at year end were under the Bank’s control and were as follows:

	2002	2001	2000

Carrying value	$13,834	$18,772	$28,970
Estimated fair value	$14,624	$19,250	$28,828

11. ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

A summary of advances from the FHLB is as follows:

Total Principal	Range of Interest Rates December 31, 2002	Maturity

$ 34,000	1.35% to 5.84%	2003
7,000	1.21% to 5.09%	2004
11,643	3.14% to 5.99%	2005
6,400	3.57% to 5.66%	2006
97,515	1.29% to 5.95%	2007-2012
$ 156,558

Total Principal	Range of Interest Rates December 31, 2001	Maturity

$ 31,000	1.79% to 6.76%	2002
5,000	4.62% to 5.84%	2003
4,700	3.27% to 5.09%	2004
10,000	5.99%	2005
70,200	4.04% to 5.95%	2006-2011
$120,900

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity.

At December 31, 2002, the Bank has $57 million in callable advances with maturity dates ranging from 2005 to 2011.

In addition to the above outstanding advances, other FHLB funds available to the Bank at December 31, 2002, totaled approximately $10.4 million. Pursuant to a collateral agreement with the FHLB, advances are collateralized by all stock in the FHLB. Qualifying first mortgage loans, loans guaranteed by the U. S. Government, multi-family loans, U.S. Government debentures, U.S. Government mortgage-backed securities, and non-Government mortgage-backed securities collateralized by 1-4 family loans totaling $150.5 million are available as collateral for FHLB advances.

12. INCOME TAXES

The current and deferred components of income tax expense are as follows:

	2002	2001	2000

Current
Federal	$1,781	$1,476	$2,307
State	90	74	86
	1,871	1,550	2,393
Deferred	(129)	111	26
	$1,742	$1,661	$2,419

The actual tax expense differs from the expected tax expense computed by applying the applicable U. S. Federal corporate income tax rate to income before income taxes and cumulative effect of accounting change as follows:

	2002	2001	2000

Computed tax expense	$2,229	$1,758	$2,453
Increase (reduction) in income taxes resulting from:
Officers’ life insurance	(74)	(80)	(69)
Tax exempt interest	(455)	(168)	(95)
State taxes, net of federal benefit	70	57	56
Other	(28)	94	74
	$1,742	$1,661	$2,419

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	2002		2001
	Asset	Liability	Asset	Liability

Allowance for loan losses	$1,390		$1,100
Deferred compensation	733		676
Postretirement benefit obligation	546		549
Unrealized appreciation on securities available for sale		1,117		880
Unrealized appreciation on derivative instruments		93
Depreciation		320		267
Other	379	275	385	226
	$3,048	$1,805	$2,710	$1,373

As of December 31, 2002 and 2001, the net deferred income tax asset amounted to $1.3 million and $2.3 million, respectively, and is included in other assets in the balance sheet. No valuation allowance for deferred taxes was required at December 31, 2002 or 2001.

13. SHAREHOLDERS’ EQUITY

Bar Harbor Bankshares’ subsidiary, Bar Harbor Banking and Trust Company, has the ability to pay dividends to the parent subject to the minimum regulatory capital requirements. At December 31, 2002 the amount available for dividends, while maintaining the regulatory minimum, was approximately $23.9 million. The Bank’s principal regulatory agency, the Federal Deposit Insurance Corporation, currently limits Bank dividends to current earnings excluding securities gains while maintaining a Tier I leverage capital ratio of 8%, without prior FDIC approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. Management believes, as of December 31, 2002, that the Bank exceeds all capital adequacy requirements to which it is subject. As of December 31, 2002, the most recent notification from the federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be well Capitalized under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002

Total Capital (to risk-weighted assets)
Consolidated	$53,434	14.5%	$29,510	8.0%	N/A
Bank	$48,636	13.3%	$29,214	8.0%	$36,518	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	$48,819	13.2%	$14,755	4.0%	N/A
Bank	$44,066	12.1%	$14,607	4.0%	$21,911	6.0%
Tier 1 Capital (to average assets)
Consolidated	$48,819	8.9%	$21,894	4.0%	N/A
Bank	$44,066	8.1%	$21,738	4.0%	$27,172	5.0%

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be well Capitalized under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001

Total Capital (to risk-weighted assets)
Consolidated	$52,950	16.8%	$25,154	8.0%	N/A
Bank	$47,053	15.1%	$24,860	8.0%	$31,075	10.0%
Tier 1 Capital (to risk-weighted assets)
Consolidated	$49,017	15.6%	$12,577	4.0%	N/A
Bank	$43,166	13.9%	$12,430	4.0%	$18,645	6.0%
Tier 1 Capital (to average assets)
Consolidated	$49,017	10.3%	$18,997	4.0%	N/A
Bank	$43,166	9.2%	$18,733	4.0%	$23,416	5.0%

At December 31, 2002 and 2001, the Company and its banking subsidiary, Bar Harbor Banking and Trust Company, were in compliance with all applicable regulatory requirements and had capital ratios in excess of federal regulatory risk-based and leverage requirements.

In November of 1999, the Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding shares of stock or approximately 344,000 shares, and has authorized the continuance of this program through December 31, 2003. The purchase can take place either through the open market or in privately negotiated transactions and at market prices. As of December 31, 2002, a total of 269,154 shares were purchased for an average per share price of $16.94.

14. EMPLOYEE BENEFIT PLANS

The Company has non-qualified supplemental retirement agreements for certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the nte present value of payments associated with the agreements over the service periods of the participating officers. For 2002, 2001, and 2000, the interest expense of these supplemental retirement agreements was $142, $142, and $104, respectively.

The Company Board of Directors has authorized the Company, subject to any applicable regulatory requirements, to enter into supplemental executive retirement plans with Joseph M. Murphy, President and CEO of the Company and BTI, Gerry Shencavitz, Chief Financial Officer of the Company and Dean S. Read, President and CEO of the Bank. The terms of those supplemental retirement plans have not been finalized as of the date of this report, but are expected to provide for a stream of future payments in accordance with a defined vesting schedule upon retirement of the named executives, or in the event that the executive leaves the Company following a change in control. The Company has accrued amounts in accordance with generally accepted accounting principles, to provide for estimated future payment obligations under the supplemental retirement plans once finalized and effective. As of December 31, 2002, the Company had accrued $328 for this purpose. Implementation of these supplemental executive retirement plans is subject to compliance with any applicable regulatory requirements review and final approval by the Company’s Board of Directors, and execution and delivery by the Company and the named executive officers, of formal agreements.

401(k) PLAN

The Company has a 401(k) plan available to full-time employees. For the years ended December 31, 2002, 2001, and 2000, the Company contributed $321, $244, and $241, respectively.

15. POSTRETIREMENT BENEFITS

The Company sponsors a postretirement benefit plan, which provides medical and life insurance coverage to all eligible employees. The cost of providing these benefits is accrued during the active service period of the employee. Net periodic postretirement benefit cost includes the following components:

	2002	2001	2000

Interest cost on accumulated postretirement benefit obligation	$ 84	$ 84	$ 77
Amortization	(23)	(27)	(41)
Net periodic postretirement benefit cost	$ 61	$ 57	$ 36

It is the Company's policy to fund the cost of postretirement health care and life insurance plans as claims and premiums are paid.

Change in benefit obligations:	2002	2001	2000

Benefit obligation at beginning of year	$1,247	$1,234	$1,127
Interest cost on accumulated postretirement benefit obligation	84	84	77
Amortization	(17)	(3)	94
Benefits paid	(79)	(68)	(64)
Benefit obligation at end of year	$1,235	$1,247	$1,234
Unrecognized gain at end of year	$ 346	$ 367	$ 376
Accrued benefit cost included in other liabilities	$1,581	$1,614	$1,610

The accumulated postretirement benefit obligation (APBO) was determined using a 7% weighted average discount rate. The health care cost trend rates were 12% in 2002, gradually declining to 6% after 12 years and remaining at that level thereafter. An increase in the health care trend of 1% would increase the APBO by approximately $89 and the net period cost by $6. A decrease in the health care trend of 1% would decrease the APBO by approximately $78 and the net periodic cost by $6.

  STOCK OPTIONS

A summary of the status of the plan as of December 31, 2002, and 2001, and changes during the year then ended is presented below.

	2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	224,808	$15.43	--	$ --
Granted during the year	161,602	17.17	224,808	15.43
Exercised during the year	(5,241)	15.41	--	--
Forfeited during the year	(55,064)	15.41	--	--

Outstanding at end of year	326,105	$16.30	224,808	$15.43

Exercisable at year end	29,598		10,830

The following information applies to options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$15.40 - $19.20	326,105	8.70 years	$16.30	29,598	$15.43

The following information applies to options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$15.40 - $17.75	224,808	8.75 years	$15.43	10,830	$15.40

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

The notional or contract amount for financial instruments with off-balance sheet risk are:

	2002	2001	2000

Commitments to originate loans	$19,981	$16,563	$ 4,500
Unused lines of credit	$49,107	$45,453	$25,126
Standby letters of credit	$ 2,800	$ 5,059	$ 3,626
Unadvanced portions of construction loans	$ 2,054	$ 5,579	$ 6,485

The Bank uses derivative instruments as partial hedges against large fluctuations in interest rates. The Bank uses interest rate swap instruments to hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap instrument.

Financial instruments are reviewed as part of the asset/liability management process. The financial instruments are factored into the Bank’s overall interest rate risk position. The Bank regularly reviews the credit quality of the counterparty from which the instruments have been purchased.

As of December 31, 2002, the Bank had a $10 million (notional principal amount) swap contract in which the Bank is hedging prime-based home equity loans to a fixed rate of 6.425%. The interest rate swap matures in April 2004. The interest rate swap is recorded in other assets at its fair value of $272, with the change in fair value recorded in other comprehensive income, net of tax. At December 31, 2001, the Company held no derivative instruments.

The estimated fair values of the Bank’s financial instruments were as follows:

	December 31, 2002		December 31, 2001
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Cash and cash equivalents	$ 11,529	$ 11,529	$ 17,355	$ 17,355
Securities available for sale	128,826	128,826	106,743	106,743
Securities held to maturity	31,545	32,077	26,866	24,943
Other securities	1,929	1,929	8,464	8,464
Cash surrender value of life insurance	5,278	5,278	5,057	5,057
Loans receivable	346,560	355,812	293,801	294,778
Interest receivable	2,796	2,796	2,797	2,797
Derivative instrument (swap)	272	272	--	--

Financial liabilities:
Deposits	322,015	324,028	291,833	291,220
Securities sold under repurchase agreements	13,943	13,943	15,159	15,159
Borrowings	156,558	161,311	120,900	118,657
Interest payable	763	763	727	727

18. LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

19. QUARTERLY SUMMARIZED FINANCIAL DATA (UNAUDITED)

Year 2002	1	2	3	4	Year

Interest and dividend income	$7,964	$7,992	$8,207	$8,189	$32,352
Interest expense	3,148	3,208	3,267	3,152	12,775
Net interest income	4,816	4,784	4,940	5,037	19,577
Provision for loan losses	300	300	275	225	1,100
Noninterest income	1,340	1,494	2,116	1,463	6,413
Noninterest expense	4,197	4,491	5,120	4,528	18,336
Income before income taxes	1,659	1,487	1,661	1,747	6,554
Income taxes	449	360	514	419	1,742
Net income before accounting change	1,210	1,127	1,147	1,328	4,812
Cumulative effect of accounting change, net of tax	(247)	--	--	--	(247)
Net income	$ 963	$1,127	$1,147	$1,328	$4,565

Earnings per share:
Basic before cumulative effect of accounting change	$ 0.37	$ 0.35	$ 0.35	$ 0.42	$ 1.49
Cumulative effect of accounting change, net of tax	$(0.07)	$ --	$ --	$ --	$ (0.07)
Basic	$ 0.30	$ 0.35	$ 0.35	$ 0.42	$ 1.42

Diluted before cumulative effect of accounting change	$ 0.37	$ 0.34	$ 0.35	$ 0.41	$ 1.47
Cumulative effect of accounting change, net of tax	$(0.07)	$ --	$ --	$ --	$ (0.07)
Diluted	$ 0.30	$ 0.34	$ 0.35	$ 0.41	$ 1.40

Year 2001	1	2	3	4	Year

Interest and dividend income	$8,672	$8,465	$8,495	$8,260	$33,892
Interest expense	4,477	4,279	3,715	3,280	15,751
Net interest income	4,195	4,186	4,780	4,980	18,141
Provision for loan losses	200	1,200	250	350	2,000
Noninterest income	1,848	1,692	2,125	1,855	7,520
Noninterest expense	4,195	4,144	4,813	5,337	18,489
Income before income taxes	1,648	534	1,842	1,148	5,172
Income taxes	558	157	627	319	1,661
Net income	$1,090	$ 377	$1,215	$ 829	$ 3,511

Earnings per share:
Basic	$ 0.33	$ 0.12	$ 0.37	$ 0.25	$ 1.07
Diluted	$ 0.33	$ 0.11	$ 0.37	$ 0.25	$ 1.06

20. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, are presented below:

BALANCE SHEETS
December 31

	2002	2001

Cash	$ 334	$ 219
Investment in subsidiaries	52,620	51,711
Premises	746	747
Other assets	160	2
Total assets	$ 53,860	$ 52,679

Liabilities & Shareholders' Equity	$ 53,860	$ 52,679

STATEMENTS OF INCOME
Years Ended December 31

	2002	2001	2000

Dividend income from subsidiaries	$ 5,369	$ 5,296	$11,055
Equity in undistributed earnings of subsidiaries (1)	(387)	(1,609)	(6,108)
Bankshares expenses, net of tax benefit	(417)	(176)	(150)

Net income	$ 4,565	$ 3,511	$ 4,797

(1) Amount in parentheses represents the excess of dividends over net income of subsidiaries.

STATEMENTS OF CASH FLOWS
Years Ended December 31

	2002	2001	2000

Cash flow from operating activities:
Net income	$ 4,565	$ 3,511	$ 4,797

Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	7	11	--
(Increase)decrease in other assets	(77)	74	(76)
Equity in undistributed earnings of subsidiaries	387	1,609	6,108

Net cash provided by operating activities	4,882	5,205	10,829

Cash flows from investing activities:
Additional investments in subsidiaries	(854)	(2,370)	(6,835)
Capital expenditures	(6)	--	(758)

Net cash used in investing activities	(860)	(2,370)	(7,593)

Cash flows from financing activities:
Purchase of treasury stock	(1,563)	(773)	(1,820)
Proceeds from stock issuance	101	--	--
Dividend paid	(2,445)	(2,490)	(2,554)

Net cash used in financing activities	(3,907)	(3,263)	(4,374)

Net increase (decrease) in cash	115	(428)	(1,138)

Cash and cash equivalents, beginning of year	219	647	1,785

Cash and cash equivalents, end of year	$334	$219	$ 647

21. GOODWILL

The following is the effect on net income and earnings per share if amortization of goodwill had not been recorded in each period presented.

	2002	2001	2000

Reported net income	$4,565	$3,511	$4,797
Add: Goodwill amortization (net of tax)	--	48	47
Adjusted net income	$4,565	$3,559	$4,844

Basic earnings per share:
Reported	$ 1.42	$1.07	$1.43
Add: Goodwill amortization (net of tax)	--	0.01	0.01
Adjusted basic earnings per share	$ 1.42	$1.08	$1.44

Diluted earnings per share:
Reported net income	$ 1.40	$1.06	$1.43
Add: Goodwill amortization (net of tax)	--	0.01	0.01
Adjusted diluted earnings per share	$ 1.40	$1.07	$1.44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the sections entitled "Management of the Company", and "Executive Officers", and Section 16(a) "Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement for the Annual Meeting of Shareholders, which is filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" in the 2002 Proxy Statement for the Annual Meeting of Shareholders, which is filed with the Securities and Exchange Commission.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the section entitled "Voting Securities and Principal Holders thereof" and "Equity Compensation Plan Information" in the 2002 Proxy Statement for the Annual Meeting of Shareholders, which is filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Transactions with Directors, Officers, and Principal Shareholders" in the 2002 Proxy Statement for the Annual Meeting of Shareholders, which is filed with the Securities and Exchange Commission.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out this evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements                 Filed herewith at Item 8.

        2. Financial Statement Schedules Filed herewith at Item 8

        3. Exhibits:

EXHIBIT NUMBER

2	Plan of Acquisition, Reorganization Agreement, Liquidation, or Succession	Incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

3	(a) Articles of Incorporation. (b) Bylaws

(a) Articles as amended July 11, 1995, are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171). Bylaws as amended to date are filed herewith.

(b) Bylaws as amended to date are incorporated by reference to Form 10-K, Item 14(a)(3) filed with the Commission March 28, 2002.

(Commission Number 001-13349).

10	Material Contracts

10.1

(a) Deferred Compensation Plans

(b) Board Authorized Supplemental Executive Retirement Plan disclosures for Joseph M. Murphy, President and Chief Executive Officer of the Company and BTI, Gerald Shencavitz, Company Chief Financial Officer, and Dean Read, Bank President and Chief Executive Officer.

(a) Incorporated by reference to Form 10-K filed with the Commission March 31, 1987 (Commission Number 0-13666).

(b) The Company Board of Directors has authorized the Company, subject to any applicable regulatory requirements, to enter into supplemental executive retirement plans with Joseph M. Murphy, President and CEO of the Company and BTI, Gerry Shencavitz, Chief Financial Officer of the Company and Dean S. Read, President and CEO of the Bank. The terms of those supplemental retirement plans have not been finalized as of the date of this report, but are expected to provide for a stream of future payments in accordance with a defined vesting schedule upon retirement of the named executives, or in the event that the executive leaves the Company following a change in control. The Company  has accrued amounts in accordance with generally accepted accounting principles, to provide for estimated future payment obligations under the supplemental retirement plans once finalized and effective. As of December 31, 2002, the Company had accrued sufficient funds for this purpose. Implementation of these supplemental executive retirement plans is subject to compliance with any applicable regulatory requirements and to review and final approval by the Company’s Board of Directors, and execution and delivery by the Company and the named executive officers, of formal agreements.

10.2	Form of Joseph M. Murphy Employment Contract	Filed herewith.

10.3	Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filled with the Commission March 28, 2002. Commission Number 001-13499.

13	Annual Report to Shareholders	Filed herewith

21	Subsidiaries of the Registrant	Incorporated by reference to Form 10-K, Item 14(a)(21) filed with the Commission March 28, 2002. Commission Number 001-13349.

99	(a) Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350. (b) Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	(a) Filed herewith. (b) Filed herewith.

(b) Reports on Form 8-K

Current reports on Form 8-K have been filed during the last quarter as follows:

Date Filed	Item Number	Description

12/17/02	5	Continuation of Company’s Stock Repurchase Plan.

11/08/02	5

Reporting binding decision of independent arbitrator in connection with certain disputes between the Company and Paul Ahern, a former Director of the Company and executive officer of BTI.

Announcing completion of investigation by independent director committee and finding of Board of Directors that no material corrective actions to be taken in connection with the investigation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2003                                                                    BAR HARBOR BANKSHARES
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

/s/ Thomas A. Colwell	/s/ Joseph M. Murphy
Thomas A. Colwell, Director	Joseph M. Murphy
March 27, 2002	Director, President and
Chief Executive Officer
March 27, 2002
/s/ Bernard K. Cough
Bernard K. Cough, Director
March 27, 2002	/s/ John P. Reeves
John P. Reeves
Chairman, Board of Directors
/s/Martha Todd Dudman	March 27, 2002
Martha Todd Dudman, Director
March 27, 2003
/s/ Dean S. Read
Dean S. Read, Director
/s/ Dwight L. Eaton	March 27, 2002
Dwight L. Eaton, Director
March 27, 2002
/s/Gerald Shencavitz
Gerald Shencavitz
/s/Ruth S. Foster	Senior Vice President, Chief Financial Officer
Ruth S. Foster, Director	and Treasurer
March 27, 2002	March 27, 2002

/s/Cooper F. Friend	/s/Scott G. Toothaker
Cooper F. Friend, Director	Scott G. Toothaker, Director
March 27, 2002	March 27, 2003

CERTIFICATION

I, Joseph M. Murphy, certify that:

  I have reviewed this annual report on Form 10-K of Bar Harbor Bankshares;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of this registrant’s controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant’s board of directors or persons performing the equivalent function:
    all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls
  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: March 27, 2003                                                                           /s/ Joseph M. Murphy

                                                                                                            Joseph M. Murphy
                                                                                                            President and Chief
                                                                                                            Executive Officer

CERTIFICATION

I, Gerald Shencavitz, certify that:

  I have reviewed this annual report on Form 10-K of Bar Harbor Bankshares;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of this registrant’s controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

     5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant’s board of directors or persons performing the equivalent function:

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

     6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date:   March 27, 2003                                                             /s/Gerald Shencavitz

                                                                                                Gerald Shencavitz
                                                                                                Chief Financial Officer

EXHIBIT 10.2
FORM OF EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT is made and entered into this 3rd day of January, 2003, by and between BAR HARBOR BANKSHARES, a Maine corporation with its headquarters located in Bar Harbor, Maine (hereinafter "the Company"), and JOSEPH M. MURPHY, a resident of Mount Desert, Maine (hereinafter "the President").

In consideration of the mutual promises, covenants, and agreements made herein, receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound hereby, agree as follows:

        1. EMPLOYMENT. The Company hereby employs the President, and the President hereby accepts employment by the Company as the President and Chief Executive Officer of Bar Harbor Bankshares, on the terms and conditions specified herein.

        2. TERM. The President’s employment shall be for a term of two (2) years commencing on the date of this agreement and ending January 3, 2005, unless sooner terminated. The Company agrees to notify the President not less than one hundred and eighty days (180) prior to January 3, 2005, if it does not intend to extend the President’s employment.

                In the absence of notice of intent not to extend this Agreement by the Company, the Agreement shall be deemed automatically extended in additional one-year terms. After the initial extension, the Company agrees to a like notice period and subsequent extensions of this Agreement until and unless the Company and the President shall mutually agree to modify the terms of this Agreement. During any extension of this Agreement, as provided herein, all other provisions of this Agreement shall remain in effect.

                Upon expiration of this Agreement, pursuant to a notice of intention not to extend, the President’s employment by the Company shall cease and no severance payments such as those set forth in Section 6 shall be due provided, however, that the obligations set forth in Sections 7, 8, and 9 shall survive termination of this Agreement and shall remain fully enforceable.

Either the Board or the President may terminate the President’s employment at any time for any reason, subject to the provisions of Section 6 of this Agreement.

        3. RESPONSIBILITIES and OTHER ACTIVITIES. The President shall be employed as President and Chief Executive Officer of Bar Harbor Bankshares, and shall undertake the overall management, responsibilities, and duties related to this position as defined by the Board of Directors of the Company and summarized in the job description attached as Exhibit A. The President shall faithfully perform the duties of his position as described herein, devote substantially all of his business time and energies to the business and affairs of the Company and shall use his best efforts, skills and abilities to promote the Company’s interests. The President may not engage in any business activities or render any services of a business, commercial, or professional nature (whether or not for compensation) that would affect adversely the President’s performance of his responsibilities and duties hereunder or conflict with the business of the Company for the benefit of any person or entity, unless the President receives the prior written consent of the Company.

        4. COMPENSATION. The Company shall pay the President a base salary of not less than Eighteen Thousand three hundred thirty three Dollars and thirty-three cents ($18,333.33) per month (an annualized rate of not less than Two Hundred Twenty Thousand Dollars ($220,000.00) per annum) payable in accordance with the Company’s standard payroll practices. This base salary shall be reviewed annually beginning as of the first week of January, 2004 and thereafter annually by the Compensation Committee of the Company’s Board of Directors and adjusted at the Company’s sole discretion. The President shall also participate in a performance compensation plan, to be developed during 2003 by mutual agreement between the President and the Company, which shall be effective in calendar year 2003. Other such plans may be agreed upon by the parties in subsequent calendar years in concert with the Company’s evolving goals and objectives.

        5. BENEFITS.

                (a) The President shall be eligible to participate in such medical, dental, disability, retirement, life insurance and other employee benefits on the same basis as may be provided to other similarly situated employees of the Company. The President shall be entitled to participate in a Supplemental Executive Retirement Plan (SERP), the terms of which shall be negotiated and finalized by March 31, 2003. This benefit shall be the subject of a separate contract that shall be incorporated by reference into this Agreement and shall not be changed, altered or terminated except by mutual agreement of the contracting parties. As to all other benefits to which the President may be entitled in parity with all other employees, such benefits may be created, changed, or terminated from time to time in the Company’s sole discretion. In addition, the President shall be entitled to reasonable paid vacations consistent with the Company’s vacation policy.

                (b) The Company shall reimburse the President for all reasonable, ordinary, and necessary expenses incurred by the President in the performance of his duties hereunder in accordance with the Company’s policies.

        6. TERMINATION.

                (a) Termination by the Company. The Company may elect to terminate this Agreement and the President from his employment at any time for any reason by giving the President thirty (30) days’ prior written notice of termination, subject to payment by the Company of the base salary described below.

In the event of termination pursuant to this Section 6(a) the President shall be entitled to receive any earned but unpaid base salary through the notice period plus severance pay equal to two year’s base compensation, (which the parties agree shall be deemed to include any unused vacation time) payable either in monthly installments or a lump sum at the discretion of the Company.

The rights and benefits the President may have under employee benefit plans and programs of the Company in existence as of the effective date of such termination, if any, shall be determined in accordance with the terms of such plans and programs. Except as provided in this Section 6 and in Sections 7, 8, and 9, all obligations of the parties hereunder shall cease upon termination.

                (b) Resignation. The President may voluntarily resign his employment at any time for any reason by giving the Company not less than thirty (30) days’ prior written notice of termination. In such event, the President shall be entitled only to his earned but unpaid base salary accrued up to his last day of work together with any unused but accrued vacation time subject to Company policy limitations. The rights and benefits the President may have under employee benefit plans and programs of the Company in existence as of the effective date of such termination, if any, shall be determined in accordance with the terms of such plans and programs. The Company may then establish at its discretion a last day of work but the President shall still be entitled to full pay and benefits through the 30 day notice period notwithstanding that he may actually work less than 30 days at the election of the Company. Except in this Section 6 and in Sections 7, 8 and 9, all obligations of the parties under this Agreement shall cease immediately upon the President’s last day of work.

            (c) Good Reason. In the case of "Good Reason" as defined herein, the President may consider that his employment has been constructively terminated by the Company. For purposes of this Agreement, "Good Reason" shall mean:

                     (i)   The assignment to the President of duties inconsistent with the President’s position (including status, offices, titles, and reporting requirements) authority, duties, or responsibilities as described in Section 3 of this Agreement, or any other action by the Company which results in a substantial and material diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice there of given by the President.

                    (ii) Any failure by the Company to comply with any of the provisions of Section 4 of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the President.

                (iii) Any purported termination by the Company of the President’s employment otherwise than as expressly permitted by the Agreement; or

                    (iv) Any failure by the Company (or successor Company) to comply with the Change of Control provisions of Section 10 of this Agreement.

                (d) Termination Due to Death. In the event of the death of the President during this Agreement, the estate or other legal representatives of the President shall be entitled to any amount of earned but unpaid base salary accrued through the pay period in which death occurs plus any accrued but untaken vacation benefits, such payment to be paid promptly following death. The estate or other legal representatives of the President also shall be entitled to receive incentive compensation payments, if any, that the President would have earned if his employment had continued through the then current fiscal year of the Company, which amount shall be reduced to account for the percentage of the fiscal year not worked by the President because of such death. Rights and benefits that the President, or the President’s estate or other legal representatives, may have under employee benefit plans and programs of the Company upon the President’s death, if any, shall be determined in accordance with the terms and provisions of such plans and programs.

                (e) Termination Due to Disability.

                    (i) The President’s employment hereunder may be terminated by the Company in the event the President is totally or partially disabled as determined by a Board Certified Medical Doctor for a cumulative period of ninety (90) days during any twelve (12) month period. During such ninety-day period, the President shall be paid his compensation in accordance with the terms of the short-term sick leave program then provided by the Company and/or through the standard group Long-Term Disability program offered to officers and employees of the Company and its subsidiaries. For purposes of this Agreement, "disability" shall be defined and benefits shall be paid in accordance with the terms of the long-term disability policy then available to all employees and executives of the Company.

                    (ii) Upon termination of the President’s employment due to disability pursuant to Section 6(e)(i) hereof, the President shall be entitled to continued benefits in accordance with the normal policies and practices, if any, in effect as of the date of such termination for officers and employees of the Company; provided further, that the President shall be entitled to receive incentive payments, if any, the President would have earned if his employment had continued through the then current fiscal year of the Company, which amount shall be reduced to account for the percentage of the fiscal year not worked by the President because of such disability. Any continued rights and benefits the President, or the President’s legal representatives, may have under employee benefit plans and programs of the Company upon the President’s termination due to disability, if any, shall be determined in accordance with the terms and provisions of such plans and programs. Except as provided in Section 6 and in Sections 7, 8, and 9, all obligations of the parties under this Agreement shall cease immediately upon termination.

          a.  Cause

The Company may terminate the employment of the President and immediately remove the President from his employment for "cause". For purposes of this Section, "cause" shall include, but not be limited to, the following:

                                 (i) Any admission of, or a plea of guilty or no contest to, any charge of embezzlement, theft or fraudulent act or any crime which by three quarters vote of the Board of Directors would reasonably be expected to be materially detrimental to the business, operations, reputation or financial condition of the Company;

                                (ii) Willful misconduct of President in connection with the performance of any of his duties, including, without limitation, misappropriation of funds or property of the Company or any of its subsidiaries and/or affiliates or securing or attempting to secure personally any profit in connection with any transaction entered into on behalf of the Company or any of its subsidiaries and/or affiliates as determined by a three quarters vote of the Board of Directors;

                               (iii) Conduct by the President that would result in material injury to the reputation of the Company or its affiliates if the President were retained in his position with the Company such as, but not limited to substance abuse, sexual harassment behaviors or violent or abusive behaviors exhibited in the workplace, as determined by a three quarters vote of the Board of Directors;

                            (iv) The entry of any legal or regulatory order, which has the effect of precluding the President from performing his duties hereunder for more than 30 consecutive days;

                            (v) Active disloyalty, such as aiding a competitor as determined by a three quarters vote of the Board of Directors;

                            (vi) Any other breach by or default of the President of the terms of this Employment Agreement as determined by a three quarters vote of the Board of Directors;

                            (vii) The inability of the Company to obtain at reasonable cost a bond covering the activities of the President; or

                            (viii) The willful and continued failure of the President to perform substantially the President’s duties with the Company or one of its affiliates (other than such failure resulting from incapacity due to physical or mental illness) after a written demand for substantial performance improvement is delivered the President by the Board of Directors which specifically identifies the manner in which the Board believes that the President has not substantially performed the President’s duties as determined by a three quarters vote of the Board of Directors.

For purposes of this provision, no act or failure to act, on the part of the President shall be considered "willful" unless it is done, or omitted to be done, by the President in bad faith or without reasonable belief that the President’s action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the President in good faith and in the best interests of the Company. The cessation of employment of the President shall not be deemed to be for Cause unless and until there shall have been delivered to the President a copy of a resolution duly adopted by the affirmative vote of not less than three quarters of the entire membership of the Board at a meeting the Board called and held for such purpose (after reasonable notice is provided to the President and the President is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the President is guilty of the conduct described in subparagraphs f (i) through f (viii) above, and specifying the particulars thereof in detail.

                            (ix) In the event of termination for cause pursuant to Section 6(f)(i) through Section 6(f)(viii) hereof, the President shall be entitled to receive any earned but unpaid base salary through the Termination Date. The rights and benefits the President may have under employee benefit plans and programs of the Company existing as of the date of such termination, if any, shall be determined in accordance with the terms of such plans and programs. Except as provided in Section 6(f)(ii) and otherwise by applicable law, upon termination pursuant to Section 6 f (i), all obligations of the Company to the President hereunder shall cease immediately.

                            (x) In the event that the Company terminates the employment of the President for cause the non-competition covenant set forth in Section 8 of this Agreement will be modified to allow the President to seek employment, including employment with a competitor company, but he shall not, for a period of one year after termination of his employment, directly or indirectly, in any capacity, solicit from or perform work related to financial, investment, lending, depository, or other financial services on behalf of any individual, trust, or estate, partnership, corporation or other business entity who is or has been in the twelve (12) months prior to the effective date of termination a customer or client of Bar Harbor Bankshares or any of its subsidiaries.

                            (xi) To the extent that the Company terminates the President for cause, and any breach may be cured by the President, he will be provided a 30 day period within which he may cure any default.

        7. CONFIDENTIAL INFORMATION.

                (a) Non-Disclosure. Except as specifically authorized by the Company in writing, from the date hereof and continuing forever, the President agrees not to:

                    (i) Disclose any Confidential Information to any individual or entity, or otherwise permit any person or entity to obtain or disclose any Confidential Information, or

                    (ii) Use any Confidential Information for the President’s own financial gain, whether individually or on behalf of another individual or entity (whether or not such other individual or entity is in any way employed by or affiliated with the Company). While not in any way limiting the generality of the foregoing, the prohibitions contained herein shall extend to any and all speeches and articles, and other similar forms of information dissemination, engaged or participated in by the President, whether individually or on behalf of, or in concert with, another individual or entity (whether or not such other individual or entity is in any way employed by or affiliated with the Company). The President, however, may disclose Confidential Information if and only to the extent required by a valid order or subpoena issued by a court or administrative agency of competent jurisdiction, provided that in such event the President shall promptly notify the Company and any subsidiary or affiliate of the Company to which the Confidential Information relates, at a time and in a manner calculated to afford the Company or its subsidiary or affiliate a reasonable opportunity to protect its interests in such Confidential Information. Nothing contained in this Section 7 (a) shall be construed as prohibiting the President from disclosing Confidential Information that is or has become known to the public generally or is otherwise in the public domain other than as a result of improper disclosure.

                (b) Confidential Information. For purposes hereof, the term "Confidential Information" means any and all information and compilations of information, in whatever form or medium (including any copies thereof), relating to any part of the business of the Company, the business of any subsidiary or affiliate of the Company or of their customers, provided to the President, or which the President obtained or compiled or had obtained or compiled on his behalf, which information or compilations of information are not a matter of public record or generally known to the public, including without limitation,

                    (i) Financial information regarding the Company or any subsidiary or affiliate of the Company;

                    (ii) Personnel data, including compensation arrangements relating to the President or any other employee of the Company or any subsidiary or affiliate of the Company;

                    (iii) Internal plans, practices, and procedures of the Company or any subsidiary or affiliate of the Company;

                    (iv) The names, portfolio information, investment strategies, requirements, lending or deposit information, or any similar information of any customers, clients, or prospects of the Company or any subsidiary or affiliate of the Company;

                    (v) Business methods and marketing strategies of the Company or any subsidiary or affiliate of the Company;

                    (vi) Any other information expressly deemed confidential by the officers and directors of the Company; and

                    (vii) The terms and conditions of this Employment Agreement and any documents or instruments executed in connection therewith.

            (c) The President shall not, without the prior written consent of the Company, use or disclose, or negligently permit any unauthorized person to use, disclose, or gain access to any Confidential Information.

                (d) Upon termination of employment, the President hereby agrees to deliver promptly to the Company and its affiliates and subsidiaries all memoranda, notes, records, manuals or other documents, including all copies of such materials, containing Confidential Information, whether made or compiled by the President or furnished to him from any source by virtue of the President’s relationship with the Company or its subsidiaries or affiliates.

                (e) Regardless of the reason for his cessation of employment, the President will furnish such information as may be in the President’s possession and cooperate with the Company or its affiliates or subsidiaries as may reasonably be requested in connection with any claims or legal actions in which the Company is or may become a party. The Company will reimburse the President for any reasonable out-of-pocket expenses the President incurs in order to satisfy his obligations under this clause.

             8.  NON-COMPETITION OBLIGATIONS. In consideration of the covenants of the Company contained herein, the President covenants and agrees with the Company that, during the "Non-Compete Period" (as hereinafter defined) and within a one hundred (150) "air" mile radius from Bar Harbor, Maine, the President shall not without specific written approval , directly or indirectly:

                (a) Engage in any insurance, brokerage, trust, banking or other financial services as an owner, employee, consultant, representative, or in any other capacity;

                (b) Directly or indirectly request or advise any past, present, or future customers of the Company to withdraw, curtail, or cancel his, her, or its business with the Company or any of its affiliated entities;

                (c) Directly or indirectly cause, suggest, or induce others to call on any past, present, or future customers of the Company or any of its affiliated entities;

                (d) Canvas, solicit, or accept any business on behalf of any other bank, insurance agency, trust, or other financial services business, other than the Company or any of its affiliated entities, from any past or present customer of the Company or any of its affiliated entities.

The "Non-Compete Period" shall commence on the date hereof and terminate one (1) year after the cessation of the President’s employment with the Company, regardless of reason, whether or not pursuant to this Agreement.

                9. NO SOLICITATION OF EMPLOYEES. While employed by the Company, and for a period of twelve (12) months following cessation of his employment for any reason and by any party, the President shall not, directly or indirectly, by any means or device whatsoever, for himself or on behalf of, or in conjunction with, any other person, partnership, or corporation, solicit, entice, hire, or attempt to hire or employ any employee of the Company or any of its affiliated entities.

During this Agreement, the President shall not interview or negotiate employment with, or accept employment from, a competitor in the market area described in Section 8(a) above except with the written consent of the Company.

                10. CHANGE OF CONTROL.

                        (a) If during the term of this Agreement there is a change in control of the Company, the President shall be entitled to receive a severance payment or services previously rendered to the Company in a lump sum as provided for herein (subject to Section 10 (b) below in the event that his employment is terminated by the Company, voluntarily or involuntarily, within one year after a change in control of the Company, unless such termination occurs by virtue of normal retirement, permanent and total disability, or death of the President. Subject to Section 10(b) below, the amount of this payment to the President shall equal two (2) times the President’s full base annual salary at the rate in effect at the time notice of termination is given, plus any incentive compensation payments that the President would have earned if his employment had continued through the then current fiscal year of the Company and any accrued but unused vacation time subject to the then existing Company policies and limitations.

                        (b) Notwithstanding any other provisions of this Agreement or of any other agreement, contract, or understanding previously or subsequently entered into by the President of the Company, except an agreement, contract, or understanding subsequently entered into that expressly modifies or excludes application of this Section 10(b) (the "Other Agreements"), and notwithstanding any formal or informal plan or other arrangement previously or subsequently adopted by the Company for the direct or indirect provision of compensation to the President (including groups or classes of participants or beneficiaries of which the President is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the President (a "Benefit Plan"), the President shall not have any right to receive any payment or other benefit under this Section 10, any Other Agreement, or any Benefit Plan if such payment or benefit, taking into account all other payments or benefits to or for the President under this Agreement, all Other Agreements, and all Benefit Plans, would cause any payment to the President under this

Agreement to be considered a "parachute payment" within the meaning of Section 280G(B)(2) of the Internal Revenue Code of 1986 as amended (a "Parachute Payment"). In the event that the receipt of any such payment or benefit under this Agreement, any Other Agreement, or any Benefit Plan would cause the President to be considered to have received a Parachute Payment under this Agreement, then the President shall have the right, in his sole discretion, to designate those payments or benefits under this Agreement, any Other Agreement, or any Benefit Plans, which should be reduced or eliminated so as to avoid having the payment to the President under this Agreement be deemed to be a Parachute Payment.

                        (c) For purposes of this Agreement, a "Change in Control" of the Company shall be deemed to have occurred if:

                               (i)   Any "Person" including a "group" (as such term is used in Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, becomes the "beneficial owner" (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Bar Harbor Bankshares representing more than fifty percent (50%) of the combined voting power of the Company’s then outstanding securities, other than as a result of an issuance of securities initiated by the Company in the ordinary course of its business, or

                                (ii)   The Company is party to a Business Combination (as hereinafter defined), unless, following consummation of the Business Combination, more than 50% of the outstanding voting securities of the resulting entity are beneficially owned, directly or indirectly, by the holders of the Company’s outstanding voting securities immediately prior to the Business Combination in substantially the same proportions as those existing immediately prior to the Business Combinations; or

                                (iii)   The stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets to another person or entity which is not a wholly owned subsidiary of the Company.

                                (iv)   For purposes of this Section (c), a "Business Combination" means any cash tender or exchange offer, merger, or other business combination, sale of stock, or sale of all or substantially all of the assets, or any combination of the foregoing transactions.

                 11. BINDING OBLIGATION of COMPANY and ANY SUCCESSOR IN INTEREST. The Company expressly agrees that it shall not merge or consolidate into or with another Financial Service Holding Company, Bank, firm or person until such Financial Services Holding Company, Bank, firm, or person expressly agrees, in writing, to assume and discharge the duties and obligations of Bar Harbor Bankshares, under this Agreement. The Company agrees to provide written notice of the existence of this Agreement and its contents to any potential successor as part of negotiations leading to a successor in interest. This Agreement shall be binding upon the parties hereto, their successors, beneficiaries, heirs, and personal representatives.

                12. ENFORCEMENT. The President acknowledges that his breach or threatened or attempted breach of any provisions of Sections 7, 8, or 9 of this Agreement would cause irreparable harm to the Company not compensable in monetary damages and that the Company shall be entitled upon proof of a breach, in addition to all other applicable remedies, to a temporary and permanent injunction and a decree for specific performance of the terms of Sections 7, 8, or 9 without being required to prove damages or furnish any bond or other security. Nothing herein contained shall be construed as prohibiting the Company from pursuing any other remedy available to it for such breach or threatened or attempted breach. The President shall pay all enforcement costs, including reasonable attorneys’ fees, incurred by the Company in successful enforcement by temporary and permanent injunction of Section 7, 8, or 9.

                13. REFORMATION. All the parties hereto acknowledge that the parties have carefully considered the nature and scope of such protection. The activities, period, and area covered are expressly acknowledged and agreed to be fair, reasonable, and necessary. To the extent that any covenant contained in Sections 7, 8, or 9 is held to be invalid, illegal, or unenforceable because of the extent of activities, duration of such covenant, the geographic area covered thereby or otherwise, the parties agree that the court making such determination shall reform such covenant to include as much of its nature and scope as will render it enforceable and, in its reduced form, said covenant shall be valid, legal and enforceable to the fullest extent of the law.

                14. ASSIGNMENTS, SUCCESSORS AND ASSIGNS. The rights and obligations of the President hereunder are not assignable or delegable and any prohibited assignment or delegation will be null and void. The Company may assign its rights and delegate its obligations under this Agreement. The provisions hereof shall inure to the benefit of and be binding upon the permitted successors and assigns of the parties hereto.

                15. GOVERNING LAW. This Agreement shall be interpreted under, subject to and governed by the substantive laws of the State of Maine, without giving effect to provisions thereof regarding conflict of laws.

                16. COUNTERPARTS. This Agreement may be executed simultaneously in any number of counterparts, each of which will be deemed an original but all of which will together constitute one and the same instrument.

                17. INVALIDITY. The invalidity or unenforceability of any provision of this Agreement shall not affect any other provision hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision was omitted. Furthermore, in lieu of such illegal, invalid, or unenforceable provision here shall be added automatically as a part of this Agreement a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid, and enforceable.

                18. EXCLUSIVENESS. This Agreement constitutes the entire understanding and agreement between the parties with respect to the employment by the Company of the President and supercedes and revokes any and all other agreements, oral or written, between the parties.

                19. MODIFICATION WAIVER. This Agreement may not be modified or amended except in writing signed by the parties. No term or condition of this Agreement will be deemed to have been waived unless waived in writing by the party charged with waiver. A waiver shall operate only as to the specific term or condition waived and will not constitute a waiver of any other term or condition of this Agreement or as to any subsequent occurrence of the term or condition.

                20. MEDIATION AND ARBITRATION. Except as otherwise expressly provided hereunder, the parties agree that any and all disputes arising out of the President’s employment, or cessation of employment, including but not limited to any dispute, controversy, or claim arising under any federal, state, or locale statue, law, ordinance or regulation or under this Agreement, shall be resolved exclusively by Alternative Dispute Resolution described in this Agreement ("ADR"). The initiation of ADR shall first require mediation and the parties agree to first try to settle any dispute through mediation. Mediation shall be initiated by either party by the serving of a written notice of intent to mediate (a "Mediation Notice") by one party upon the other. If no resolution has been mutually agreed through mediation within ninety (90) days of service of a Mediation Notice, then and only then may the dispute be submitted to arbitration. Arbitration shall be initiated by the serving of a written notice of intent to arbitrate (an "Arbitration Notice") by one party upon the other. Notwithstanding the foregoing, nothing in this Agreement shall be deemed to preclude the Company from seeking temporary or permanent injunctive relief and/or damages from a court of competent jurisdiction with respect to any breach of Sections 7, 8, and 9 of this Agreement.

                       (a).   In the event that a party wishes to initiate ADR, a Mediation Notice must be served on the other party within 6 months from the date on which the claim arose. If the parties cannot mutually agree on a mediator, then a mediator shall be selected in accordance with the Employment Mediation Rules of the American Arbitration Association.

                        (b)   In the event that mediation is unsuccessful and arbitration is initiated, it shall be conducted under the National Rules for the Resolution of Employment Disputes of the American Arbitration Association. There shall be a single arbitrator to be agreed upon by the parties, provided that, if the parties are unable to agree upon a single arbitrator, each party shall name an arbitrator and the two so named shall name a third arbitrator. The arbitration proceedings shall be heard by the arbitrator(s) and the decision of the arbitrator, or of a majority of the panel if one has been selected, shall be final and binding on the parties. Judgment upon the arbitration award may be entered in any court of competent jurisdiction. An Arbitration Notice must be served on the other party within one (1) year from the date on which the claim arose, and failure to bring such a claim within such one-year period shall constitute a waiver of such claim and an absolute bar to any further proceedings in any forum with respect to it. All mediation and arbitration proceedings shall be conducted in Bangor, Maine, unless the parties otherwise agree in writing.

                        ( c ) The costs of the mediator shall be paid for entirely by the Company. The cost of the arbitrator(s) shall be borne equally by the parties. Each party shall be responsible for its own cost of representation and counsel.

                21. Notices. All notices, requests, demands, waivers, and other communications required or permitted to be given under this Agreement will be in writing and will be deemed to have been duly given: (a) if delivered personally or sent by facsimile or electronic mail, on the date received, (b) if delivered by overnight courier, on the day after mailing, and (c) if mailed, five days after mailing with postage prepaid. Any such notice will be sent as follows:

To the President:

Joseph M. Murphy
At current home address of record

To the Company:

Bar Harbor Bankshares Fax Number: (207) 288-2811
Attn: Human Resources Department
82 Main Street
PO Box 400
Bar Harbor, ME 04609 E-mail: msawyer@bhbt.com

With copies to:

Daniel G. McKay, Esq. Fax Number: (207) 942-3040
Eaton Peabody
80 Exchange Street
PO Box 1210
Bangor, ME 04402-1210 E-mail: dmckay@eatonpeabody.com

                22. SURVIVAL. The provisions of Sections 7, 8, 9, and 20, and all payment and other obligations of the parties, which by their terms are to be performed subsequent to termination, shall survive the termination of this Agreement and shall remain fully enforceable.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                                                                                    COMPANY
                                                                                                    BAR HARBOR BANKSHARES

                                                                                                    /s/ John P. Reeves

                                                                                                   John P. Reeves, Chairman of the Board

                                                                                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                                                                    /s/ Joseph M. Murphy

                                                                                                    Joseph M. Murphy

EXHIBIT 99(a)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned executive officer of Bar Harbor Bankshares (the "Registrant") hereby certifies that the Registrant’s Form 10-K for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                                    /s/ Joseph M. Murphy

                                                                    Name:   Joseph M. Murphy
                                                                    Title:   Chief Executive Officer

Date: March 27, 2003

EXHIBIT 99(b)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned executive officer of Bar Harbor Bankshares (the "Registrant") hereby certifies that the Registrant’s Form 10-K for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                                    /s/ Gerald Shencavitz

                                                                    Name:   Gerald Shencavitz
                                                                    Title:   Chief Financial Officer

Date:  March 27, 2003