Form 10-Q
period 2003-03-31
BAR HARBOR BANKSHARES
filed 2003-05-14
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarter ended: March 31, 2003                          Commission File No. 841105-D

BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization	01-0393663 (I.R.S. Employer Identification No.)

PO Box 400 82 Main Street, Bar Harbor, ME (Address of principal executive offices)	04609-0400 (Zip Code)

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

YES: (X)            NO: ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).

YES: ( )            NO: (X)

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class of Common Stock                              Number of Shares Outstanding – May 9, 2003
    $2.00 Par Value                                                                       3,147,720

TABLE OF CONTENTS

		Page No.
PART 1	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

	Independent Accountants’ Review Report	3

	Financial Statements:

	Consolidated Balance Sheets at March 31, 2003, and December 31, 2002	4

	Consolidated Statements of Income for the Three Months ended March 31, 2003 and 2002	5

	Consolidated Statements of Changes in Shareholders’ Equity for the Three Months ended March 31, 2003 and 2002	6

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2003 and 2002	7

	Notes to Consolidated Financial Statements	8 - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 30

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30 - 33

Item 4.	Disclosure Controls and Procedures	33 –34

PART II	OTHER INFORMATION

Item 1a.	Legal Proceedings	34

Item 1b.	Regulatory Matters	34 - 35

Item 2.	Changes in Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5	Other Information	35

Item 6	Exhibits and Reports on Form 8-K	35 - 36

	Signatures	36

	Certifications pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	37-38

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
Bar Harbor Bankshares

We have reviewed the accompanying interim consolidated financial information of Bar Harbor Bankshares and Subsidiaries as of March 31, 2003 and 2002, and for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
May 6, 2003

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002
(Dollars in thousands)

	March 31 2003 (Unaudited)	December 31 2002 (Audited)
Assets
Cash and due from banks	$ 8,354	$ 11,529
Securities:
Available for sale, at market	116,608	128,826
Held to maturity (market value $32,434 and $32,077 at March 31, 2003 and December 31, 2002, respectively)	31,534	31,545
Other securities	3,024	1,929
Total securities	151,166	162,300
Loans	352,167	351,535
Allowance for loan losses	(5,213)	(4,975)
Loans, net of allowance	346,954	346,560
Premises and equipment, net	11,107	11,313
Goodwill	375	375
Other assets	22,766	21,741
TOTAL ASSETS	$540,722	$553,818

Liabilities
Deposits
Demand deposits	$ 39,499	$ 46,001
NOW accounts	48,868	50,172
Savings deposits	102,957	108,982
Time deposits	118,490	116,860
Total deposits	309,814	322,015
Securities sold under repurchase agreements	12,371	13,943
Borrowings from Federal Home Loan Bank	156,905	156,558
Other liabilities	8,133	7,466
TOTAL LIABILITIES	487,223	499,982

Commitments and contingent liabilities (Notes 5, 6, and 8)
Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares	7,287	7,287
Surplus	4,002	4,002
Retained earnings	46,695	45,994
Accumulated other comprehensive income Unrealized appreciation on securities available for sale, net of taxes of $731 and $1,159 at March 31, 2003 and December 31, 2002, respectively	1,420	2,167
Unrealized appreciation on derivative instruments marked to market, net of tax of $110 and $93 at March 31, 2003 and December 31, 2002, respectively	214	180
Total accumulated other comprehensive income	1,634	2,347
Less: cost of 480,928 shares and 463,913 shares of treasury stock at March 31, 2003 and December 31, 2002, respectively	(6,119)	(5,794)

TOTAL SHAREHOLDERS' EQUITY	53,499	53,836

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$540,722	$553,818

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands, except per share data)
(unaudited)

	2003	2002
Interest and dividend income:
Interest and fees on loans	$ 5,852	$ 5,689
Interest and dividends on securities and federal funds	1,869	2,197
Total interest and dividend income	7,721	7,886

Interest expense	2,841	3,148

Net interest income	4,880	4,738
Provision for loan losses	150	300
Net interest income after provision for loan losses	4,730	4,438

Noninterest income:
Trust and other financial services	574	651
Service charges on deposit accounts	330	349
Other service charges, commissions and fees	52	58
Credit card service charges and fees	156	158
Other operating income	130	163
Net securities gains	562	39
Total noninterest income	1,804	1,418

Noninterest expenses:
Salaries and employee benefits	2,537	2,243
Occupancy expense	320	283
Furniture and equipment expense	326	372
Credit card expenses	120	120
Other operating expense	1,432	1,179
Total noninterest expenses	4,735	4,197

Income before income taxes and cumulative effect of accounting change	1,799	1,659
Income taxes	495	449

Net income before cumulative effect of accounting change	1,304	1,210
Less: cumulative effect of change in accounting for goodwill, net of tax benefit of $128	--	(247)
Net Income	$ 1,304	$ 963

Computation of Net Income Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,171,616	3,251,551
Effect of dilutive employee stock options	43,689	38,435
Diluted	3,215,305	3,289,986

NET INCOME PER SHARE:
Basic before cumulative effect of accounting change	$ 0.41	$ 0.37
Cumulative effect of change in accounting for goodwill, net of income tax benefit	$ --	$ (0.07)
Basic	$ 0.41	$ 0.30

Diluted before cumulative effect of accounting change	$ 0.41	$ 0.37
Cumulative effect of change in accounting for goodwill, net of income tax benefit	$ --	$ (0.07)
Diluted	$ 0.41	$ 0.30

Dividends per share	$ 0.19	$ 0.19

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity

Balance December 31, 2001	$7,287	$4,002	$43,875	$1,707	$(4,333)	$52,538
Net Income	-	-	963	-	-	963
Net change in unrealized appreciation on securities available for sale, net of realized gains, net of tax of $197	-	-	-	(382)	-	(382)
Total comprehensive income	-	-	963	(382)	-	581
Cash dividends declared ($0.19 per share)	-	-	(618)	-	-	(618)
Purchase of treasury stock (11,720 shares)	-	-	-	-	(209)	(209)
Balance March 31, 2002	$7,287	$4,002	$44,220	$1,325	$(4,542)	$52,292

Balance December 31, 2002	$7,287	$4,002	$45,994	$2,347	$(5,794)	$53,836
Net Income	-	-	1,304	-	-	1,304
Net change in unrealized appreciation on securities available for sale, net of realized gains, net of tax of $385	-	-	-	(747)	-	(747)
Net change in unrealized appreciation on derivative instruments marked to market, net of tax of $18	-	-	-	34	-	34
Total comprehensive income	-	-	1,304	(713)	-	591
Cash dividends declared ($0.19 per share)	-	-	(603)	-	-	(603)
Purchase of treasury stock (17,015 shares)	-	-	-	-	(325)	(325)
Balance March 31, 2003	$7,287	$4,002	$46,695	$1,634	$6,119	$53,499

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands)
(unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$ 1,304	$ 963
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	326	364
Provision for loan losses	150	300
Realized gain on sale of securities available for sale	(562)	(39)
Net amortization (accretion) of bond premium (discounts)	31	(94)
Goodwill impairment loss	-	375
Net change in other assets	(475)	892
Net change in other liabilities	667	(1,168)
Net cash provided by operating activities	1,441	1,593

Cash flows from investing activities:
Purchases of securities held to maturity	-	(2,416)
Proceeds from maturity and principal paydowns of
securities held to maturity	128	-
Purchases of securities available for sale	(36,926)	(23,408)
Proceeds from maturities, calls and principal paydowns of
securities available for sale	23,626	7,788
Proceeds from sale of securities available for sale	24,755	4,985
Net decrease (increase) in other securities	(1,095)	8,007
Net loans made to customers	(632)	(13,082)
Capital expenditures	(120)	(137)
Net cash provided (used) by investing activities	9,736	(18,263)

Cash flows from financing activities:
Net decrease in deposits	(12,201)	(3,903)
Net change in securities sold under repurchase agreements	(1,572)	(2,780)
Proceeds from Federal Home Loan Bank advances	159,787	23,800
Repayment of Federal Home Loan Bank advances	(159,438)	(7,122)
Net change in short term borrowed funds	-	2,900
Purchase of treasury stock	(325)	(209)
Payments of dividends	(603)	(618)
Net cash provided (used) by financing activities	(14,352)	12,068

Net decrease in cash and cash equivalents	(3,175)	(4,602)
Cash and cash equivalents at beginning of period	11,529	(17,355)
Cash and cash equivalents at end of period	$ 8,354	$(12,753)

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation.

The accompanying March 31, 2003, and 2002 consolidated financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The income reported for the three months ended March 31, 2003 is not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain financial information, which is normally included in financial statements in accordance with United States generally accepted accounting principles, but not required for interim reporting purposes, has been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

Diluted net income per share reflects the effect of stock options outstanding during the period.

Certain 2002 balances have been reclassified to conform with the 2003 financial presentation.

Note 2: Impact of Recently Issued Accounting Standards

Financial Accounting Standards Board (FASB) Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued in November 2002.

The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

Financial and standby letters of credit are included in the scope of FIN 45, while commercial letters of credit are not. A guarantor of financial and standby letters of credit is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

This Interpretation contains disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation does not have a material effect on the Company's consolidated financial statements.

In 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The amendment requires contracts with comparable characteristics be accounted for similarly. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.

The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 does not affect the Company's consolidated financial condition and results of operations.

Note 3: Line of Business Reporting

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

 THREE MONTHS ENDED MARCH 31, 2003
(Dollars in thousands)
(Unaudited)

	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$4,875	$ 5	$ -	$4,880
Provision for loan losses	150	-	-	150
Net interest income after provision	4,725	5	-	4,730
Noninterest income	1,264	609	(69)	1,804
Noninterest expense	3,664	880	191	4,735
Income(loss) before income taxes	2,325	(266)	(260)	1,799
Income taxes (benefit)	674	(91)	(88)	495
Net income(loss)	$1,651	$(175)	$(172)	$1,304

 THREE MONTHS ENDED MARCH 31, 2002
(Dollars in thousands)
(Unaudited)

	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$4,728	$ 10	$ -	$4,738
Provision for loan losses	300	-	-	300
Net interest income after provision	4,428	10	-	4,438
Noninterest income	802	672	(56)	1,418
Noninterest expense	3,199	937	61	4,197
Income(loss) before income taxes	2,031	(255)	(117)	1,659
Income taxes (benefit)	576	(87)	(40)	449
Net income(loss) before cumulative effect of accounting change	1,455	(168)	(77)	1,210
Cumulative effect of change in accounting for goodwill, net of tax	-	(247)	-	(247)
Net Income(Loss)	$1,455	$(415)	$(77)	$ 963

Note 4: Goodwill

During the first half of 2002, the Company completed implementation of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires most goodwill to be tested for impairment at least annually, rather than amortized over a period of time. The Company estimated the value of goodwill utilizing several standard valuation techniques, including discounted cash flow analysis, as well as an estimation of the impact of current business conditions on the long-term value of the goodwill carried on the balance sheet. Management and the Board of Directors determined the impact of the overall deterioration of the stock and bond markets on investor activities within its target market area had negatively impacted the value of the Company’s goodwill balance related to the acquisition of Dirigo Investments, Inc., its broker-dealer subsidiary of BTI. This resulted in an estimation of impairment of $247 thousand, net of tax recorded in quarter ended March 31, 2002.

Note 5: Derivative Financial Instruments

At March 31, 2003 the Company had two interest rate swap agreements, each with notional principal amounts of $10 million. The interest rate swap agreements are used to hedge prime-based home equity loans to fixed rates of 6.425% and 6.250%, and mature in April 2004 and January 2009, respectively. The swap agreements are designated as cash flow hedges since they convert a portion of the loan portfolio from a variable rate, based upon the prime rate, to a fixed rate. The hedge relationships are estimated to be 100% effective; therefore, there is no impact on the statement of income. The interest rate swap agreements are recorded in other assets at their total fair value of $324 thousand, with the change in fair value recorded as other comprehensive income in the statement of changes in shareholders’ equity. At March 31, 2002, the Company held no derivative instruments.

Note 6: Legal Contingencies

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Note 7: Income Taxes

The income tax provision for all periods presented differs from the expense that would result from applying the federal statutory rate of 34% to income before income taxes principally because of tax- exempt interest income.

Note 8: Stock Options

The Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan (ISO) for officers and employees was established October 3, 2000, providing for the issuance of up to 450 thousand shares of common stock. The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted. Initial option grants were made in 2001 totaling 225 thousand. During 2002 there were 162 thousand additional option grants. During 2003 there were 18 thousand additional option grants issued, bringing the total to 405 thousand options granted, all having a 5-7 year vesting schedule. No option shall be granted after October 3, 2010, ten years after the effective date of the ISO.

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

Three Months Ended March 31, 2003		Earnings Per Share

	Net Income	Basic	Diluted

As reported	$1,304	$0.41	$0.41
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	24	0.01	0.01
Pro forma	$1,280	$0.40	$0.40

Three Months Ended March 31, 2002		Earnings Per Share

	Net Income	Basic	Diluted

As reported	$ 963	$0.30	$0.30
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	24	0.01	0.01
Pro forma	$ 939	$0.29	$0.29

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants; dividend yield of 4.04% in 2003 and 3.93% in 2002, risk-free interest rate of 1.93% in 2003 and 2.23% in 2002, expected life of 3.5 years, and expected volatility of 8% in 2003 and 11% in 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Form 10-Q. The purpose of this discussion is to highlight significant changes in the financial condition and results of operations of the Company and its subsidiaries.

Certain information is discussed on a fully taxable equivalent basis. Specifically, included in first quarter 2003 and 2002 net interest income was $397 and $374 thousand of tax-exempt interest income from certain tax-exempt investment securities and loans, which effectively resulted in a reduction of the Company’s income tax expense of $170 and $150 thousand, respectively. The table included on page 15 of this Form 10-Q provides a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations.

Certain amounts for 2002 have been reclassified to conform with the presentation used in 2003.

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

The forward looking statements contained herein represent the Company’s judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the foregoing discussion, or elsewhere in this Form 10-Q, except to the extent required by federal securities laws.

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

Management believes the allowance for loan losses is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses, which is established through a charge to the provision for loan losses, is based on management’s evaluation of the level of allowance required in relation to the probable loss exposure in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of "Credit Risk" in the "Risk Management" section of this report and for a detailed description of management’s estimation process and methodology related to the reserve for loan losses.

Management utilizes numerous techniques to estimate the value of various assets held by the Company. Management utilized various methods to determine the appropriate carrying value of goodwill as required under Statement of Financial Accounting Standards ("SFAS") No. 142. At March 31, 2003, the carrying value of goodwill amounted to $375. Goodwill from a purchase acquisition is subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, premises and equipment, mortgage servicing rights, and the overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value.

OVERVIEW

The Company reported net income of $1,304 or fully diluted earnings per share of 41 cents, for the three months ended March 31, 2003, compared with $963, or fully diluted earnings per share of 30 cents for the same period a year earlier, representing increases of 35.4% and 36.7%, respectively.

Included in prior year earnings was an after tax charge of $247, resulting from the cumulative effect from change in accounting required by the adoption of a new accounting standard, SFAS No. 142, "Goodwill and Other Intangible Assets". Excluding this adjustment, the quarter-over-quarter increases in net income and fully diluted earnings per share amounted to 7.8% and 10.8%, respectively.

The return on average assets and return on average shareholders’ equity for the first quarter of 2003 were 0.98% and 9.84% respectively, compared with 0.78% and 7.46% for the first quarter of 2002.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the principal component of the Company’s income stream and represents the difference or spread between interest generated from earning assets and the interest expense incurred on deposits and borrowed funds. Net interest income is entirely generated by the Bank. Fluctuations in market interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. For the three months ended March 31, 2003 net interest income represented 73.3% of total revenue, compared with 77.0% for the same period in 2002.

For the quarter ended March 31, 2003, net interest income on a fully tax equivalent basis amounted to $5,050, compared with $4,888 in 2002, representing an increase of $162, or 3.3%. The increase in net interest income was principally attributed to average earning asset growth of $41,525 or 8.9% between periods, as the net interest margin declined 22 basis points.

The net interest margin is determined by dividing tax equivalent net interest income by average interest -earning assets. The interest rate spread represents the difference between the average tax equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is generally higher than the interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, primarily demand deposits and shareholders’ equity.

Net Interest Income Analysis: The following table sets forth an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three months ended March 31, 2003, and 2002, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
March 31, 2003 AND 2002

	2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest Earning Assets:
Loan (1,3)	$350,273	$5,861	6.79%	$305,187	$5,696	7.57%
Investment securities (3)	154,063	2,011	5.29%	151,927	2,296	6.13%
Federal Funds sold, money market funds, and time deposits with other banks	3,322	19	2.32%	9,019	44	1.98%
Total Investments	157,385	2,030	5.23%	160,946	2,340	5.90%
Total Earning Assets	507,658	7,891	6.30%	466,133	8,036	6.99%

Non Interest Earning Assets:
Cash and due from banks	7,738			7,148
Other Assets (2)	25,923			24,469
Total Assets	$541,319			$497,750

Interest Bearing Liabilities:
Deposits	$265,799	$1,171	1.79%	$246,367	$1,493	2.46%
Securities sold under repurchase agreements	13,121	51	1.58%	14,353	82	2.32%
Other borrowings	156,774	1,619	4.19%	135,974	1,573	4.69%
Total borrowings	169,895	1,670	3.99%	150,327	1,655	4.46%
Total interest Bearing Liabilities	435,694	2,841	2.64%	396,694	3,148	3.22%
Rate Spread			3.66%			3.77%

Non Interest Bearing Liabilities:
Demand Deposits	40,655			38,496
Other Liabilities	11,242			10,238
Total Liabilities	487,591			445,428
Shareholders’ Equity	53,728			52,322
Total Liabilities and Shareholders’ Equity	$541,319			$497,750
Net Interest Income and Net Interest Margin (3)		5,050	4.03%		4,888	4.25%
Less: Tax Equivalent Adjustment		(170)			(150)
Net Interest Income		$4,880	3.90%		$4,738	4.12%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets
(3) For purposes of these computations, reported on a tax equivalent basis.

Net Interest Margin Summary: The following table summarizes the net interest margin components over the last five quarters. Factors contributing to the changes in net interest income and the net interest margin are outlined in the succeeding discussion and analysis.

ANALYSIS OF NET INTEREST INCOME
FOR QUARTER ENDED

	2003	2002
	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

	Average Rate	Average Rate	Average Rate	Average Rate	Average Rate

Interest Earning Assets:
Loans (1,2)	6.79%	6.97%	7.19%	7.47%	7.57%
Investment securities (2)	5.29%	5.13%	5.61%	5.44%	6.13%
Federal Funds sold, money market funds, and time deposits with other banks	2.32%	1.54%	2.80%	1.85%	1.98%
Total investments	5.23%	5.03%	5.45%	5.36%	5.90%
Total Earning Assets	6.30%	6.32%	6.61%	6.77%	6.99%

Interest Bearing Liabilities:
Deposits	1.79%	1.97%	2.25%	2.42%	2.46%
Securities sold under repurchase agreements	1.58%	2.05%	2.14%	2.27%	2.32%
Other borrowings	4.19%	4.52%	4.68%	4.47%	4.69%
Total Borrowings	3.99%	4.30%	4.48%	4.31%	4.46%
Total Interest Bearing Liabilities	2.64%	2.83%	3.07%	3.16%	3.22

Rate Spread	3.66%	3.49%	3.53%	3.62%	3.77%

Net Interest Margin (2)	4.03%	3.92%	4.01%	4.07%	4.25%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, reported on a tax equivalent basis.

During the quarter ended March 31, 2003 the net interest margin amounted to 4.03%, reversing the declining trend experienced throughout 2002. The decline in the average rate paid on interest bearing liabilities exceeded the decline in yield on interest earning assets by 17 basis points, compared with the prior quarter. Notwithstanding this improvement, the net interest margin continues to be pressured by the prolonged, historically low interest rate environment, causing yield declines on variable rate earning assets and accelerated payment speeds on fixed rate earning assets.

During the first quarter of 2003 the Bank implemented a number of strategies to ensure a reasonably stable net interest margin in an extended low interest rate environment, while continuing to manage exposure to rising rates over the longer-term horizon. These strategies included a repositioning of a portion of the investment securities portfolio, the addition of an interest rate swap agreement, the successful marketing of a 10-year fully amortizing mortgage product, and a reinforcement of the Company’s conservative posture with respect to the pricing of loan and deposit products.

Interest Income: Total interest income, on a fully tax equivalent basis, amounted to $7,891 for the quarter ended March 31, 2003 compared with $8,036 for the same quarter in 2002, representing a decline of $145 or 1.8%.

Contributing to this change was a 69 basis point decrease in the yield on average earning assets between periods, reflecting declines in the Fed Funds targeted rate and a parallel shift in the Treasury yield curve. The yield on the loan portfolio declined 78 basis points between periods to 6.79% in the current quarter, while the yield on total investments declined 67 basis points to 5.23%. The decline in total interest income attributed to lower yields was largely offset by growth in average earning assets, principally loans, which increased $45,086 or 14.8%, compared with the same quarter in 2002.

Average earning assets, as a percent of average total assets remained relatively constant between periods, amounting to 93.8% for the three months ended March 31, 2003, compared with 93.6% for the same period in 2002.

Interest Expense – Total interest expense for the quarter ended March 31, 2003 amounted to $2,841 compared with $3,148 for the same quarter in 2002, representing a decrease of $307, or 9.8%. The decrease in interest expense was principally attributed to a 58 basis point decline in the cost of interest bearing liabilities, from 3.22% during the first quarter of 2002 to 2.64% in the current quarter.

The cost of interest bearing deposits declined 67 basis points between periods to 1.79% in the current quarter, and was reflective of the declining interest rate environment including the continued replacement of maturing time deposits at lower rates.

The cost of borrowings declined 47 basis points to 3.99% in the current quarter, compared with the first quarter of 2002. Consistent with its asset and liability management strategies the Bank continued to extend the maturities on a portion of its borrowings to preserve the sensitivity of net interest income in a rising rate environment. While the use of longer maturity borrowings to fund earning assets naturally results in less net interest income, they more closely match the maturities of fixed rate earning assets being added to the Company’s balance sheet. The Bank has been deliberate in its efforts to hedge the interest rate risk associated with the addition of fixed rate earning assets to the balance sheet during a period of historically low interest rates.

The decline in total interest expense resulting from lower interest rates was offset in part by a $39,000 increase in total average interest bearing liabilities between periods.

Rate / Volume Analysis: The following table sets forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities, and changes in average rates on such assets and liabilities. The income from tax-exempt assets has been adjusted to a fully tax equivalent basis, thereby allowing uniform comparisons to be made. Because of the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories in proportion to the relationships of the absolute dollar amounts of the change in each.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED MARCH 31, 2003 VERSUS MARCH 31, 2002
INCREASES (DECREASES) DUE TO:

	Average	Average	Net
	Volume	Rate	Interest Income

Loans (1)	$416	$(251)	$(165)
Taxable investment securities	(8)	(297)	(305)
Non-taxable investment securities (1)	44	(24)	20
Fed funds sold, money market funds, and time
deposits with other banks	(34)	9	(25)

TOTAL EARNING ASSETS	418	(563)	(145)

Deposits	129	(451)	(322)
Securities sold under repurchase agreements	(6)	(25)	(31)
Other borrowings	114	(68)	46
TOTAL INTEREST BEARING LIABILITIES	237	(544)	(307)

NET CHANGE IN NET INTEREST INCOME (1)	$181	$ (19)	$ 162

                                                                        (1) Reported on a tax-equivalent basis.

Other Operating Income and Expenses

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. Likewise, non-interest expense represents a significant category of expense for the Company.

For the quarter ended March 31, 2003, non-interest income amounted to $1,804 compared with $1,418 for the same quarter in 2002, representing an increase of $386, or 27.2%.

Total non-interest expense amounted to $4,735 for the quarter ended March 31, 2003, compared with $4,197 in the first quarter of 2002, representing an increase of $538, or 12.8%.

As more fully disclosed in Note 3 to the consolidated financial statements, the Company manages and operates two major lines of business: Community Banking and Financial Services. The following discussion and analysis of other operating income and expenses focuses on each business segment separately:

COMMUNITY BANKING
Three Months Ended March 31, 2003 and 2002

	2003	2002	Change	Change

Non-interest income	$1,264	$ 802	$462	57.6%
Non-interest expense	$3,664	$3,199	$465	14.5%

Non-interest Income: Non-interest income from Community Banking represented 70.1% of the Company’s total first quarter non-interest income, compared with 56.6% for the same quarter in 2002.

For the quarter ended March 31, 2003, the Bank’s non-interest income amounted to $1,264, compared with $802 during the same quarter in 2002, representing an increase of $462, or 57.6%.

First quarter non-interest income benefited from a $523 increase in net gains on the sale of investment securities, compared with the first quarter of 2002. Attractive market interest rates presented opportunities to reposition a portion of the Bank’s investment securities portfolio during the quarter, particularly in light of accelerated payment speeds on certain mortgaged backed securities held in the available for sale portfolio. There is no assurance that the recording of securities gains will continue in future periods at these levels. It is important to note, however, that the available for sale investment securities portfolio is managed on a total return basis, in concert with well-structured asset and liability management policies established by the Bank’s Board of Directors. The Bank will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and its needs for liquidity.

Service charges on deposit accounts during the first quarter posted a moderate decline compared with the same quarter last year. This was principally the result of depositors continuing to consolidate small balance accounts, as well as modifying their behavior with respect to overdraft activity. Income from mortgage servicing also declined between periods, as the Bank has been holding originated mortgages while the payment speeds on its serviced mortgage loan portfolio have increased dramatically in reaction to historically low interest rates.

Non-interest Expense: Non-interest expense from Community Banking represented 77.4% of the Company’s total first quarter non-interest expense, compared with 76.2% in the first quarter of 2002.

For the three months ended March 31, 2003, the Bank’s total non-interest expense amounted to $3,664 compared with $3,199 during the first quarter of 2002, representing an increase of $465, or 14.5%. The increase in non-interest expense was principally attributed to salary and employee benefits expenses, reflecting strategic additions to staff, employee compensation increases, and increases in subsidized employee health insurance and deferred compensation.

The increase in first quarter non-interest expense was also attributed to a write down of obsolete supplies inventory amounting to $60, and an uninsured customer fraud loss amounting to $30. First quarter occupancy expenses posted a $37 increase over the same period in 2002 and were principally attributed to the Bank’s recent occupation of office space at its affiliate, BTI Financial Group in Ellsworth, Maine.

FINANCIAL SERVICES
Three Months Ended March 31, 2003 and 2002

	2003	2002	Change	Change

Non-interest income	$609	$672	$(63)	-9.4%
Non-interest expense	$880	$937	$(57)	-6.1%

Non-interest income: Non-interest income from Financial Services (BTI Financial Group) represented 33.8% of the Company’s total first quarter non-interest income, compared with 47.4% during the same period in 2002.

For the three months ended March 31, 2003, non-interest income at BTI Financial Group (BTI) amounted to $609, compared with $672 during the same quarter in 2002, representing a decrease of $63, or 9.4%.

The decline in fee income was principally attributed to a significant decrease in the market value of assets under management at Block Capital Management and Bar Harbor Trust Services and was reflective of the overall decline in the stock market between periods compounded by restrained investor confidence. Fees charged to clients are derived principally from the market values of assets managed. At March 31, 2003, assets under management totaled $180,451, compared with $234,002 at March 31, 2002, representing a decrease of $53,551, or 22.9%. Total first quarter revenue at Dirigo Investments improved 10.7% compared with the same quarter in 2002, despite recent geopolitical uncertainties and a continued industry slowdown in retail investor activities.

Non-interest expense: Non-interest expense from Financial Services represented 18.6% of the Company’s first quarter non-interest expense, compared with 22.3% in the first quarter of 2002.

For the quarter ended March 31, 2003, BTI’s non-interest expense amounted to $880, compared with $937 during the same quarter in 2002, representing a decrease of $57, or 6.1%.

The decline in non-interest expense was attributed to a combination of several factors. First quarter 2003 salaries and employee benefit expenses declined $87 or 20.1% compared with the same quarter in 2002, and were principally the result of management and staffing changes. Occupancy expenses declined between periods, resulting from the downsizing of the Bangor, Maine office in late 2002 and the Banks recent occupation of office space in the BTI headquarters complex in Ellsworth, Maine. Expense reductions were also achieved in a variety of other operating areas as BTI continued pursuing austerity initiatives to more closely match expenses with revenues. The expense reductions were offset in part by legal and professional services amounting to $143, representing an increase of $103 compared with the first quarter of 2002. BTI may receive reimbursement for a portion of these legal and professional expenses from its insurance carrier.

Income Taxes

The Company’s effective tax rate for the three-month periods ended March 31, 2003 and 2002 amounted to 27.5% and 27.1%, respectively. The income tax provisions for these periods is less than the expense that would result from applying the federally statutory rate of 34% to income before income taxes principally because of tax exempt interest income on certain investment securities and loans.

FINANCIAL CONDITION

Total Assets

At March 31, 2003 total assets amounted to $540,722 representing a decrease of $13,096 or 2.4% compared with December 31, 2002, and an increase of $42,413 or 8.5% compared with the same date in 2002.

The banking business in the Bank’s market area historically has been seasonal, with lower deposits in the winter and spring and higher deposits in the summer and fall. These seasonal swings have been fairly predictable and have not had a material adverse impact on the Bank. The decline in total assets from year-end reflects a seasonal decline in total deposits of $12,201 or 3.8%. The Bank generally adjusts for seasonal deposit changes through the use of borrowed funds and/or cash flows from the investment securities portfolio. During the current quarter the investment securities portfolio declined $11,134, or 6.9%.

The increase in total assets over March 31, 2002, was attributed to growth in the Bank’s loan portfolio, amounting to $41,208 and primarily the result of strong consumer real estate loan growth.

Loan Portfolio

The loan portfolio is primarily secured by real estate in the counties of Hancock and Washington, Maine. The following table represents the components of the Bank’s loan portfolio as of March 31, 2003, December 31, 2002 and March 31, 2002.

LOAN PORTFOLIO SUMMARY

	March 31, 2003	December 31, 2002	March 31, 2002

Real estate loans:
Construction and development	$ 15,388	$ 16,270	$ 16,828
Mortgage	280,048	287,990	240,596
Loans to finance agricultural production and other loans to farmers	11,100	11,053	6,681
Commercial and industrial loans	28,424	20,010	30,838

Loans to individuals for household, family and other personal expenditures	12,532	12,818	13,870
All other loans	2,668	2,684	2,146
Real estate under foreclosure	2,007	710	-

TOTAL LOANS	$352,167	$351,535	$310,959

Less: Allowance for possible loan loss	5,213	4,975	4,376

NET LOANS	$346,954	$346,560	$306,583

Total Loans: Total loans at March 31, 2003 amounted to $352,167, compared with $351,535 at December 31, 2002, representing an increase of $632 or 0.2% compared with December 31, 2002, and an increase of $41,208 or 13.3%, compared with the same date in 2002.

The small increase in loan balances compared to year-end principally reflects the seasonality of certain local businesses and their corresponding borrowing needs for carrying seasonal inventory and maintaining adequate operating cash flow.

The 13.3% growth in the loan portfolio over March 31, 2002 levels was principally attributed to strong consumer real estate lending. Origination activity has benefited from a favorable market interest rate environment, a stable local economy, and initiatives designed to expand our product offerings and attract new customers while continuing to leverage our existing customer base.

At March 31, 2003 real estate loans comprised 84.5% of the loan portfolio, compared with 86.8% at December 31, 2002 and 82.8% at the same date in 2002. The continued strength in the local real estate markets, both residential and commercial, has led to record property values. The Bank recognizes the impact this trend may have on the loan portfolio and origination pipeline. Reviews of our underwriting standards are conducted periodically to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no significant deterioration in the performance or risk characteristics of the real estate loan portfolio.

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, the Bank’s Senior Loan Committee, oversight from the Bank’s Senior Credit Officer, Director’s Loan Committee, and the Bank’s Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to Management’s review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans at the dates indicated:

TOTAL NONPERFORMING LOANS

	March 31, 2003	December 31, 2002	March 31, 2002

Loans accounted for on a non-accrual basis	$1,447	$ 986	$2,073
Accruing loans contractually past due 90 days or more	99	188	227
Total nonperforming loans	$1,546	$1,174	$2,300

Allowance for Loan Losses to nonperforming loans	337%	424%	190%
Non-Performing to Total Loans	0.44%	0.33%	0.74%
Allowance for Loan Losses to total loans	1.48%	1.42%	1.41%

The Bank continued to maintain its non-performing loans at lower levels than in prior years and attributes this success to the strengthening of its credit administration process and underwriting standards. At March 31, 2003, total non-performing loans amounted to $1,546, or 0.44% of total loans, compared with 0.33% at December 31, 2002 and 0.74% at the same date last year. At March 31, 2003, the Bank’s reserve for possible loan losses expressed as a percent of non-performing loans was 337%, compared with 190% at the same date last year and 424% at December 31, 2002.

While the non-performing loan ratios continue to reflect favorably on the quality of the loan portfolio, the Bank is cognizant of softening economic conditions overall and a weakening in certain industry segments in particular, and is managing credit risk accordingly. Future levels of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates, and other factors existing at the time.

Other Real Estate Owned: When a real estate loan goes to foreclosure and the Bank purchases the property, the property is transferred from the loan portfolio to Other Real Estate Owned (OREO) at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. At March 31, 2003, Other Real Estate Owned amounted to $40, compared with $80 at December 31, 2002 and $54 at the same date a year earlier.

Allowance for Loan Losses and Provision: The allowance for loan losses ("allowance") is available to absorb losses on loans. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated quarterly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration.

The allowance is maintained at a level that is, in management’s judgment, appropriate for the amount of risk inherent in the loan portfolio given past, present and expected conditions, and adequate to provide for probable losses. Reserves are established for specific loans including impaired loans, a pool of reserves based on historical charge-offs by loan types, and supplemental reserves to reflect current economic conditions, industry specific risks, and other observable data. Loan loss provisions are recorded and the allowance is increased when loss is identified and deemed likely.

While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

During the three month period ended March 31, 2003, the Bank provided $150 to the allowance for loan losses compared with $300 for the same period in 2002. The decrease in the provision for loan losses reflects an overall strengthening in credit quality between periods, aided by relatively low charge-off experience. Since March 31, 2002 the allowance for loan losses has increased $837, or 19.1%.

The Bank’s loan loss experience continued its positive trend between reporting periods. For the three months ended March 31, 2003, recoveries on previously charged off loans exceeded loans charged off by $88, or 0.03% of average loans outstanding. Net loan charge offs for the same period in 2002 amounted to $93, or 0.03% of average loans outstanding.

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type for three-month periods ended March 31, 2003 and 2002.

ALLOWANCE FOR LOAN LOSSES
Three Months Ended
March 31, 2003 and 2002

	2003	2002

Balance at beginning of period	$ 4,975	$ 4,169
Charge offs:
Commercial, financial, agricultural, others	4	38
Real estate:
Construction and development	-	-
Mortgage	-	67
Installments and other loans to individuals	32	34
Total charge offs	36	139

Recoveries:
Commercial, financial, agricultural, others	13	20
Real estate:
Construction and Development	-	-
Mortgage	78	7
Installments and other loans to individuals	33	19
Total recoveries	124	46

Net charge offs (recoveries)	(88)	93
Provision charged to operations	150	300

Balance at end of period	$ 5,213	$ 4,376

Average loans outstanding during period	$350,273	$305,187

Net charge offs as a percentage of average loans outstanding during period	-0.03%	0.03%

During the quarter ended March 31, 2003 there were no significant changes in the allocation of the allowance for loan losses by loan type. The following table presents the breakdown of the allowance by loan type at March 31, 2003 and December 31, 2002.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	March 31, 2003		December 31, 2002
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial, financial, and agricultural	$1,805	11.22%	$1,737	8.84%
Real estate mortgages:
Real estate-construction	124	4.37%	266	4.63%
Real estate-mortgage	2,249	80.08%	1,992	82.12%
Installments and other loans
to individuals	499	3.56%	531	3.65%
Other	300	0.76%	-	0.76%
Unallocated	236	0.00%	449	0.00%
TOTAL	$5,213	100.00%	$4,975	100.00%

At March 31, 2003, the adequacy analysis resulted in a need for specific reserves of $3,592, general reserves of $580, impaired reserves of $505, and other reserves of $536.

Specific reserves are determined by way of individual review of commercial loan relationships in excess of $250, combined with reserves calculated against total outstanding loans by category using the Bank’s historical loss experience and other observable data. General reserves account for the risk and probable loss inherent in certain pools of industry and geographic concentrations within the loan portfolio. Impaired reserves consider all consumer loans over 90 days past due and impaired commercial loans which are fully reserved within the specific reserves via individual review and specific allocation of probable loss for loan relationships over $250, and pool reserves for smaller impaired loans. The Bank had no troubled debt restructurings during the three months ended March 31, 2003 and 2002, and all of its impaired loans were considered collateral dependent and were adequately reserved.

There were no major changes in loan concentrations during the three-month period ended March 31, 2003. However, changes were made to the allowance calculation to incorporate loss estimates relating to emerging issues in the blueberry industry, to which the Bank has extended credit, principally centered in Washington County, Maine. Over the past two years blueberry inventories have grown, as increased supplies have exceeded demand both here and abroad and prices have softened. At March 31, 2003, the adequacy analysis of the allowance incorporates management’s estimate of inherent losses associated with this industry segment.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses at March 31, 2003, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

Investment Securities Portfolio

For the quarter ended March 31, 2003, total average investment securities, including Fed Funds Sold, money market funds and time deposits with other banks, represented 31.0% of total interest earning assets and generated 25.7% of the Company’s tax equivalent interest income compared with 34.5% and 29.1%, respectively, during the same period in 2002.

At March 31, 2003 investment securities totaled $151,166, compared with $162,300 at December 31, 2002 representing a decrease of $11,134, or 6.9%. Comparing March 31, 2003 totals with the same date in 2002, investment securities have increased $4,534, or 3.1%.

The decline in investment securities during the quarter principally reflects accelerated pay-downs of mortgage-backed securities and the exercise of callable features on certain government agency securities, the proceeds of which were utilized to replace the seasonal outflow of deposits.

The investment securities portfolio primarily consists of United States Government agency securities, obligations of state and political subdivisions, mortgage-backed securities, and corporate bonds. The overall objective of the Company’s investment strategy for this portfolio is to maintain an appropriate level of liquidity, diversify earning assets, manage interest rate risk, and generate acceptable levels of net interest income.

In light of the historically low interest rate environment over the past year, the investment strategy has been focused on maintaining a relatively short duration, thereby reducing exposure to sustained increases in interest rates. This is achieved through investments in securities with predictable cash flows and relatively short average lives, and the purchase of certain adjustable rate instruments.

Deposits

The most significant funding source continues to be core customer deposits that are gathered through the Bank’s retail branch network.

Total deposits declined $12,201 during the first quarter compared with year-end, reflecting the historical seasonality of the Bank’s deposit base.

At March 31, 2003 total deposits amounted to $309,814 compared with $287,930 at the same date in 2002, representing an increase of $21,884, or 7.6%. While all categories of deposits posted year-over-year increases, the growth was led by money market and savings accounts, posting an increase of $14,384, or 16.2%. Depositor preference has been that of greater liquidity, given general economic and market conditions.

Borrowed funds

Borrowed funds principally consist of advances from the Federal Home Loan Bank and, to a lesser extent, securities sold under agreements to repurchase. Borrowings are principally utilized to support the Bank’s investment portfolio and, to a lesser extent, fund loan growth.

At March 31, 2003 total borrowings amounted to $169,276, essentially unchanged from year-end totals. Compared with March 31, 2002, total borrowings have increased $16,419, or 10.7%. The increase in borrowed funds was used to fund loan originations, as loan growth outpaced deposit growth by $19,324 during the period.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the first quarter of 2003 Bar Harbor Bankshares continued to be a "well capitalized" company according to applicable regulatory standards and maintained its strong capital position. The Company considers this vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

The Company and its banking subsidiary are subject to the risk based capital guidelines administered by the Bank’s principal regulators. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.

As of March 31, 2003, the Company and its banking subsidiary are considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum leverage ratio of at least 5%.

The following table sets forth the Company’s regulatory capital at March 31, 2003 and December 31, 2002, under the rules applicable at that date.

	2003		2002
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$53,370	14.9%	$53,434	14.5%
Regulatory Requirement	28,643	8.0%	29,510	8.0%
Excess	$24,727	6.9%	$23,924	6.5%

Tier 1 Capital to Risk Weighted Assets	$48,873	13.6%	$48,819	13.2%
Regulatory Requirement	14,363	4.0%	14,755	4.0%
Excess	$34,510	9.6%	$34,064	9.2%

Tier 1 Capital Average Assets	$48,873	9.2%	$48,819	8.9%
Regulatory Requirement	21,210	4.0%	21,894	4.0%
Excess	$27,663	5.2%	$26,925	4.9%

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from its banking subsidiary, Bar Harbor Banking and Trust Company. The Company declared dividends in the aggregate amount of $603 and $618 during the three months ended March 31, 2003 and 2002, at a rate of $0.19 per share. The Bank’s dividend policy, and its principal regulatory agency, the FDIC, currently limit Bank dividends to current earnings excluding net gains on the sale of securities, while maintaining a Tier I leverage capital ratio of 8%, without prior approval. Management believes the Bank is in full compliance with these requirements and does not anticipate any impact on the Company’s ability to pay dividends at historical levels.

In November 1999, the Bar Harbor Bankshares announced a stock buyback plan. The Board of Directors of the Company has authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 344,000 shares. The Board of Directors has authorized the continuance of this program through December 31, 2003. As of March 31, 2003, the Company had repurchased 286,169 shares of stock under the plan, or 82.3% of the total authorized, at a total cost of $4,885 and an average price of $17.07. The Company holds the repurchased shares as treasury stock.

Off-Balance Sheet Arrangements

As directed by new Section 13(j) of the Securities Exchange Act of 1934, added by Section 401(a) of the Sarbanes-Oxley Act of 2002, the Company must disclose and explain its "off-balance sheet arrangements". The definition of "off-balance sheet arrangement" includes any contractual arrangement to which an unconsolidated entity is a party, under which the Company has:

    any obligation under certain guarantee contracts;
    a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
    any obligation under certain derivative instruments;
    any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging, or research and development services with the Company.

Stand-by Letters of Credit: The Bank guarantees the obligations or performance of certain customers by issuing standby letters of credit to third parties. These letters of credit are sometimes issued in support of third party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon managements credit evaluation of the customer. At March 31, 2003, outstanding standby letters of credit totaled $5,069, compared with $2,800 and $4,343 at December 31, 2002 and March 31, 2002, respectively.

Other Off-Balance Sheet Arrangements: At March 31, 2003 the Company did not have any other "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Off Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and interest rate swap agreements.

Commitments to Extend Credit: Commitments to extend credit represent agreements to lend to a customer provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis using the same credit policies as it does for its balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Bank upon the issuance of commitment, is based on management’s credit evaluation of the customer.

The following table summarizes the Bank’s commitments to extend credit:

Commitment	March 31, 2003	December 31, 2002	March 31, 2002

Unused lines of credit	$20,900	$19,981	$11,946
Commitments to originate loans	56,237	49,107	56,173
Un-advanced portions of construction loans	4,026	2,054	4,343

Total	$81,163	$71,142	$72,462

Derivative Instruments / Counter-party Risk: As part of the Bank’s overall asset liability / management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income, the net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swaps, caps and floors. These instruments are factored into the Bank’s overall interest rate risk position. A policy statement, approved by the Board of Directors of the Bank, governs use of derivative instruments.

At March 31, 2003 the Bank had two outstanding derivative instruments, both interest rate swaps. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate	Hedge Pool

Receive fixed rate, pay variable rate	4/26/04	$10,000	6.425%	Prime	Home Equity Loans

Receive fixed rate, pay variable rate	1/24/09	$10,000	6.250%	Prime	Home Equity Loans

The interest rate swap agreements hedge a defined pool of the Bank’s home equity loans yielding an interest rate of prime, which at March 31, 2003 was 4.25%. The Bank is required to pay a counter party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon interest rates of 6.425% and 6.250% over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at March 31, 2003, based upon the current Prime interest rate:

		Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years

Fixed payments due from counter-party	$4,476	$1,268	$1,268	$1,250	$664

Variable payments due to counter-party based on prime rate	3,031	850	879	850	452

Net cash flow	$1,445	$ 418	$ 415	$ 400	$ 212

The credit risk associated with the interest rate swap agreements is the risk of non-performance by the counter-party to the agreements. However, management does not anticipate non-performance by the counter-party, and regularly reviews the credit quality of the counter-party from which the instruments have been purchased.

The interest rate swap agreements qualify as a cash flow hedges, and as of March 31, 2003 had total unrealized gains of $324 thousand. In accordance with the Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", the unrealized gain is recorded in the statement of condition with the offset recorded in the statement of changes in equity as other comprehensive income. The use of the interest rate swap agreements increased interest income by $91 during the three months ended March 31, 2003. There were no interest rate swap agreements outstanding during the first quarter of 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk: Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the Bank’s net interest income. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet. The objectives in managing the Banks balance sheet are to preserve the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk.

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
  An extension of the foregoing simulations to each of two, three, four and five year horizons to determine the interest rate risk with the level of interest rates stabilizing in years two through five. Even though rates remain stable during this two to five year time period, re-pricing opportunities driven by maturities, cash flow, and adjustable rate products that will continue to change the balance sheet profile for each of the rate conditions.

Changes in net interest income based upon the foregoing simulations are measured against the flat interest rate scenario and actions are taken to maintain the balance sheet interest rate risk within established policy guidelines.

The following table summarizes the Bank’s net interest income sensitivity analysis as of March 31, 2003, over one and two year horizons and under different interest rate scenarios. In light of the Federal Funds rate of 1.25% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENERIO
MARCH 31, 2003

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Short Term Rates	+400 Basis Points Short Term Rates

Year 1
Net interest income change ($)	($241)	$523	$478	$888
Net interest income change (%)	(1.24)%	2.69%	2.46%	4.57%

Year 2
Net interest income change ($)	($1,457)	$1,352	$1,273	$2,702
Net interest income change (%)	(7.49)%	6.95%	6.55%	13.90%

The Bank continues to be positively positioned for an upward interest rate environment over twelve and twenty-four month horizons. Based upon the information and assumptions in effect at March 31, 2003, management believes that a 200 basis point increase in interest rates over the next twelve months would increase net interest income by $523, or 2.69%. Should short-term interest rates rise and the yield curve flatten, management believes that a 200 basis point increase over the next twelve months would increase net interest income by $478, or 2.46%, and that a 400 basis point increase during this same period would increase net interest income by $1,273, or 6.55%.

The Bank’s net interest income continues to be moderately exposed to declining interest rates. Based upon the assumptions in effect at March 31, 2003, management believes that a 100 basis point decline in interest rates would decrease net interest income by $241 or 1.24% in year one, and $1,457 or 7.49% in year two. Management believes that a sustained 100 basis point decline in interest rates, or a Fed Funds Targeted rate of 0.25%, represents a scenario that is not likely to occur. Further, a repositioning of the balance sheet to hedge such a decline, would adversely impact net interest income in a rising rate environment, a scenario management believes is more likely to occur over the longer term.

Managing the Bank’s interest rate risk sensitivity has been challenging during this period of historically low interest rates. Over the past twelve months the yield curve has showed a relatively sharp, downward, parallel shift. As was anticipated by management through use of the model, the Bank’s net interest income was moderately impacted and, were it not for the growth in earning assets would have resulted in a period-over-period decline. Management expects interest rates will be susceptible to further declines during the remainder of 2003. However, management believes the current level of interest rate risk is acceptable.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment/refinancing levels deviating from those assumed, the impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other such variables. The sensitivity analysis does not reflect additional actions that ALCO might take in responding to or anticipating changes in interest rates.

Liquidity Risk: Liquidity is measured by the Company’s ability to meet short-term cash needs at a reasonable cost or minimal loss. The Company seeks to obtain favorable sources of liabilities and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the Company’s ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions.

The Company actively manages its liquidity position through target ratios established under its asset/liability management policy. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Company to employ strategies necessary to maintain adequate liquidity.

The Company uses a basic surplus/deficit model to measure its liquidity over 30- and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Company’s policy is to maintain its liquidity position at a minimum of 5% of total assets. At March 31, 2003, liquidity, as measured by the basic surplus/deficit model, was 8.3% for the both the 30 and 90-day horizons. A portion of the Company’s deposit bases is seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Company’s liquidity position tightens.

At March 31, 2002, the Company had $20,769 in unused lines of credit, and qualifying collateral availability to support a $32,384 increase in its line of credit with the Federal Home Loan Bank. The Company also had capacity to borrow funds on a serviced basis utilizing certain un-pledged securities.

The Company maintains a liquidity contingency plan approved by the Bank’s Board of Directors. This plan addresses the steps that would be taken in the event of a liquidity crisis, and identifies other sources of liquidity available to the Company.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While the Company believes that its disclosure controls and procedures are effective, it intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART II. OTHER INFORMATION

Item 1a: Legal Proceedings

The Company previously reported that Bonnie R. McFee, a former officer and employee of its wholly owned subsidiary BTI Financial Group ("BTI") and BTI’s subsidiary Dirigo Investments, notified BTI in January 2002 of her resignation from all of her positions and made monetary demands for severance and other benefits under her employment agreement. These matters were submitted to a binding arbitration proceeding in order to determine the rights of the parties. On April 4, 2003, the Company received a written "Arbitration Award" in which the independent arbitrator found in favor of the Company and BTI and rejected all of Ms. McFee’s claims under her employment agreement. This decision of the arbitrator with regard to Ms. McFee’s employment agreement claims is binding and final.

As previously reported, Roselle M. Neely filed a complaint dated May 31, 2002, in the United States District Court for the District of Maine naming the Company, the Bank, Bar Harbor Trust Services ("BHTS"), certain other subsidiaries, and certain existing or former management personnel as defendants. The complaint relates to a trust established by Mrs. Neely, for which BHTS has acted as trustee since May 2000 and for which the Bank formerly acted as trustee. Mrs. Neely alleges in part that BHTS improperly disregarded her investment instructions and that the defendants engaged in excessive trading for the purpose of generating commissions for its affiliated broker-dealer. She seeks an unspecified amount of money damages and punitive damages, plus interest and costs. The Company filed an answer denying all allegations of wrongdoing. In March 2003, the Company filed a motion for summary judgment on all counts of Mrs. Neely’s complaint. No ruling has yet been received on that motion.

The Company and its subsidiaries are also parties to certain other ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of management will have no material effect on the Company’s consolidated financial statements.

 Item 1b: Regulatory Matters

As previously disclosed, the Bank entered into an agreement ("Agreement") in the third quarter of 2001 with its principal regulators, the Federal Deposit Insurance Corporation ("FDIC") and the Maine Bureau of Financial Institutions ("BFI").

Pursuant to that Agreement, the Bank has increased its allowance for loan losses, developed a classified asset reduction plan for certain commercial relationships, revised its credit administration plan, implemented certain revisions in its asset appraisal procedures, established a minimum capital threshold of 8% or 3% above the regulatory minimum of 5% for "well capitalized" banks, improved certain account reconciliation and call reporting procedures, addressed certain weaknesses in its information systems, improved its procedures to ensure its compliance with the "Bank Secrecy Act," and initiated a long term strategic planning process which has recently been completed and will be refreshed at least annually. The Bank has also implemented a policy of paying dividends to its parent, the Company, only from current earnings, exclusive of gains on the sale of securities, without prior approval of its principal regulators.

The Bank is providing updates covering the status of certain of the foregoing items to its principal regulators on a quarterly basis. In Management’s judgment, the Bank is adequately addressing the matters set forth in the Agreement.

Item 2: Changes in Securities and Use of Proceeds None

Item 3: Defaults Upon Senior Securities None

Item 4: Submission of Matters to a Vote of Security Holders None

Item 5: Other Information None

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBIT NUMBER

2	Plan of Acquisition, Reorganization, Agreement, Liquidation, or Succession	Incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

3.1 and 3.2	(i) Articles of Incorporation (ii) Bylaws

(i) Articles as amended July 11, 1995 are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission File Number 2-90171).

(ii) Bylaws as amended to date are incorporated by reference to Form 10-K, Item 14 (a)(3) filed with the Commission March 28, 2002.

10	Material Contracts

10.1 Description of Supplemental Executive Retirement Plans not set forth in a formal document as of the date of this report.

The Company Board of Directors has authorized the Company, subject to any applicable regulatory requirements, to enter into supplemental executive retirement plans with Joseph M. Murphy, President and CEO of the Company and BTI, Gerald Shencavitz, the Company's Chief Financial Officer, and Dean S. Read, President and CEO of the Bank.  The terms of those supplemental retirement plans have not been finalized as of the date of this report but are expected to provide for a stream of future payments in accordance with a defined vesting schedule upon retirement of the named executives, or in the event the executive leaves the Company following a change in control.  As of March 31, 2003 the Company has accrued sufficient amounts in accordance with generally accepted accounting principles, to provide for estimated payment obligations under the supplemental retirement plans once finalized and effective.  Implementation of these supplemental executive retirement plans is subject to compliance with any applicable regulatory requirements and to review and final approval by the Board of Directors, and execution and delivery by the Company and the named executive officers, of formal written agreements.

	10.2 Form of Company Chief Executive Officer Joseph M. Murphy Employment Contract	Incorporated by reference to Form 10-K Item 15(a)(10.2), filed with the Commission March 27, 2003.

	10.3 Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filed with the Commission on March 28, 2002. Commission Number 001-13349.

99	99.1 Certification of Principal Executive Officer dated May 14, 2003.	Filed herewith.

	99.2 Certification of Principal Financial Officer, dated May 14 , 2003.	Filed herewith.

(b) Reports on Form 8-K

Current reports on Form 8-K have been filed as follows:

Date Current Report Filed	Item	Description

4/10/03	5. Other Events and Regulation FD Disclosure

Reporting that the Company received notice of an Arbitration Award in favor of the Company and BTI with regard to disputed demands for severance benefits made by Ms. Bonnie R. McFee under her employment agreement.

4/29/03	9. Regulation FD Disclosure – Results of Operations and Financial Condition	Reporting that the Company issued a press release announcing its results of operations for the quarter ended March 31, 2003. A copy of the press release was included as exhibit 99.1.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

/s/ Joseph M. Murphy

Date: May 14, 2003                                                          Joseph M. Murphy
                                                                                        Chief Executive Officer

        /s/ Gerald Shencavitz

Date: May 14, 2003                                                          Gerald Shencavitz
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
    all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.
  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: May 14, 2003                                                                                       /s/ Joseph M. Murphy

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

    all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: May 14, 2003                                                                    /s/ Gerald Shencavitz

                                                                            Gerald Shencavitz
                                                                            Chief Financial Officer