Form 10-Q
period 2003-06-30
BAR HARBOR BANKSHARES
filed 2003-08-14
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarter ended: June 30, 2003 Commission File No. 841105-D

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

YES: ( )            NO: (X)

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class of Common Stock                              Number of Shares Outstanding – August 08, 2003
    $2.00 Par Value                                                                       3,132,316

 TABLE OF CONTENTS

		Page No.
PART 1	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)

	Independent Accountants’ Review Report	3

	Financial Statements:

	Consolidated Balance Sheets at June 30, 2003, and December 31, 2002	4

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002	5

	Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2003 and 2002	6

	Consolidated Statements of Cash Flows for the Six Months Ended June, 2003 and 2002	7

	Notes to Consolidated Financial Statements	8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-34

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	35-38

Item 4.	Disclosure Controls and Procedures	38-39

PART II	OTHER INFORMATION

Item 1a.	Legal Proceedings	40

Item 1b.	Regulatory Matters	40

Item 2.	Changes in Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5	Other Information	41

Item 6	Exhibits and Reports on Form 8-K	42-43

Signatures		43

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
Bar Harbor Bankshares

We have reviewed the accompanying interim consolidated financial information of Bar Harbor Bankshares and Subsidiaries as of June 30, 2003, and for the six-month and three-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
August 7, 2003

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(Dollars in thousands)

	June 30 2003 (Unaudited)	December 31 2002 (Audited)
Assets
Cash and due from banks	$ 10,954	$ 11,529
Securities:
Available for sale, at market	110,824	128,826
Held to maturity (market value $33,276 and $32,077 at June 30, 2003 and December 31, 2002, respectively)	31,428	31,545
Other securities	898	1,929
Total securities	143,150	162,300
Loans	371,234	351,535
Allowance for loan losses	(5,276)	(4,975)
Loans, net of allowance	365,958	346,560
Premises and equipment, net	11,347	11,313
Goodwill	375	375
Other assets	23,943	21,741
TOTAL ASSETS	$555,727	$ 553,818

Liabilities
Deposits
Demand deposits	$ 44,764	$ 46,001
NOW accounts	52,184	50,172
Savings deposits	100,603	108,982
Time deposits	119,527	116,860
Total deposits	317,078	322,015
Securities sold under repurchase agreements	11,108	13,943
Borrowings from Federal Home Loan Bank	164,746	156,558
Other liabilities	8,736	7,466
TOTAL LIABILITIES	501,668	499,982

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares	7,287	7,287
Surplus	4,002	4,002
Retained earnings	47,482	45,994
Accumulated other comprehensive income Unrealized appreciation on securities available for sale, net of taxes of $810 and $1,159 at June 30, 2003 and December 31, 2002, respectively	1,573	2,167
Unrealized appreciation on derivative instruments marked to market, net of tax of $178 and $93 at June 30, 2003 and December 31, 2002, respectively	346	180
Total accumulated other comprehensive income	1,919	2,347
Less: cost of 512,113 shares and 463,913 shares of treasury stock at June 30, 2003 and December 31, 2002, respectively	(6,631)	(5,794)

TOTAL SHAREHOLDERS' EQUITY	54,059	53,836

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 555,727	$ 553,818

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Interest and dividend income:
Interest and fees on loans	$ 6,019	$ 5,923	$ 11,871	$ 11,612
Interest and dividends on securities and federal funds	1,715	2,001	3,584	4,198
Total interest and dividend income	7,734	7,924	15,455	15,810

Interest expense	2,837	3,208	5,678	6,356

Net interest income	4,897	4,716	9,777	9,454
Provision for loan losses	150	300	300	600
Net interest income after provision for loan losses	4,747	4,416	9,477	8,854

Noninterest income:
Trust and other financial services	629	588	1,203	1,239
Service charges on deposit accounts	387	390	717	739
Other service charges, commissions and fees	47	14	99	72
Credit card service charges and fees	344	311	500	469
Other operating income	166	182	296	345
Net securities gains	203	66	765	105
Total noninterest income	1,776	1,551	3,580	2,969

Noninterest expenses:
Salaries and employee benefits	2,474	2,332	5,011	4,575
Occupancy expense	283	282	603	565
Furniture and equipment expense	374	367	700	739
Credit card expenses	210	215	330	335
Other operating expense	1,218	1,284	2,650	2,463
Total noninterest expenses	4,559	4,480	9,294	8,677

Income before income taxes and cumulative effect of accounting change	1,964	1,487	3,763	3,146
Income taxes	552	360	1,047	809

Net income before cumulative effect of accounting change	1,412	1,127	2,716	2,337
Less: cumulative effect of change in accounting for goodwill, net of tax benefit of $128	--	--	--	(247)
Net Income	$ 1,412	$ 1,127	$ 2,716	$ 2,090

Computation of Net Income Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,183,070	3,233,470	3,159,788	3,242,460
Effect of dilutive employee stock options	72,587	58,442	72,587	58,442
Diluted	3,255,657	3,291,912	3,232,375	3,300,902

NET INCOME PER SHARE:
Basic before cumulative effect of accounting change	$ 0.44	$ 0.35	$ 0.86	$ 0.72
Cumulative effect of change in accounting for goodwill, net of income tax benefit	--	--	--	(0.08)
Basic	$ 0.44	$ 0.35	$ 0.86	$ 0.64

Diluted before cumulative effect of accounting change	$ 0.43	$ 0.34	$ 0.84	$ 0.71
Cumulative effect of change in accounting for goodwill, net of income tax benefit	$ --	$ --	$ --	$ (0.08)
Diluted	$ 0.43	$ 0.34	$ 0.84	$ 0.63

Dividends per share	$ 0.19	$ 0.19	$ 0.38	$ 0.38

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumlated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2001	$7,287	$4,002	$43,875	$1,707	$(4,333)	$52,538
Net income	--	--	2,090	--	--	2,090
Net unrealized appreciation on securities available for sale, net of tax of $195	--	--	--	379	--	379
Net unrealized appreciation on derivative instruments marked to market, net of tax of $35	--	--	--	67	--	67
Total comprehensive income	--	--	2,090	446	--	2,536
Cash dividends declared ($0.38 per share)	--	--	(1,228)	--	--	(1,228)
Purchase of treasury stock (45,940 shares)	--	--	--	--	(880)	(594)
Stock options exercised (4,341 shares)	--	--	(1)	--	86	85
Balance June 30, 2002	$7,287	$4,002	$44,736	$2,153	$(5,127)	$53,051

Balance December 31, 2002	$7,287	$4,002	$45,994	$2,347	$(5,794)	$53,836
Net income	--	--	2,716	--	--	2,716
Net unrealized depreciation on securities available for sale, net of realized gains, net of tax benefit of $306	--	--	--	(594)	--	(594)
Net unrealized appreciation on derivative instruments marked to market, net of tax of $86	--	--	--	166	--	166
Total comprehensive income	--	--	2,716	(428)	--	2,288
Cash dividends declared ($0.38 per share)	--	--	(1,200)	--	--	(1,200)
Purchase of treasury stock (48,200 shares)	--	--	--	--	(949)	(949)
Stock option exercises (5,375 shares)	--	--	(28)	--	112	84
Balance June 30, 2003	$7,287	$4,002	$47,482	$1,919	$(6,631)	$54,059

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in thousands)
(unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$ 2,716	$ 2,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	560	568
Provision for loan losses	300	600
Gain on sale of other real estate owned	--	(9)
Realized (gain) loss on sale of securities AFS	(765)	(105)
Net amortization (accretion) of bond premium (discounts)	95	(61)
Goodwill impairment loss	--	375
Net change in other assets	(1,729)	(57)
Net change in other liabilities	1,270	(178)
Net cash provided by operating activities	2,447	3,223

Cash flows from investing activities:
Purchases of securities held to maturity	--	(4,526)
Proceeds from maturities, calls and principal paydowns of securities held to maturity	349	8
Purchases of securities available for sale	(61,453)	(36,146)
Proceeds from maturities, calls and principal paydowns of securities available for sale	46,786	12,487
Proceeds from sale of securities available for sale	32,207	14,099
Net decrease in other securities	1,031	7,325
Net loans made to customers	(19,699)	(28,093)
Capital expenditures	(594)	(287)
Net cash used in investing activities	(1,373)	(35,133)

Cash flows from financing activities:
Net decrease in deposits	(4,937)	(256)
Net change in securities sold under repurchase agreements	(2,835)	(3,578)
Proceeds from Federal Home Loan Bank advances	19,000	39,740
Repayment of Federal Home Loan Bank advances	(14,812)	(21,825)
Net decrease in short term borrowed funds	4,000	12,500
Purchase of treasury stock	(949)	(880)
Proceeds from employee stock option exercises	84	85
Payments of dividends	(1,200)	(1,228)
Net cash provided (used) by financing activities	(1,649)	24,558

Net decrease in cash and cash equivalents	(575)	(7,352)
Cash and cash equivalents at beginning of period	11,529	17,355
Cash and cash equivalents at end of period	$ 10,954	$ 10,003

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The income reported for the six months ended June 30, 2003 is not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Certain prior period balances have been reclassified to conform with the current financial presentation.

Note 2: Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 149 – This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.

The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 does not affect the Company's consolidated financial condition and results of operations.

SFAS No. 150 - In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this Statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. This Statement is not expected to have a material effect on the Company's consolidated financial statements.

Financial Accounting Standards Board (FASB) Interpretation Number 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued in November 2002.

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

This Interpretation contains disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation does not have a material effect on the Company’s consolidated financial statements.

Note 3: Line of Business Reporting

The Company manages and operates two major lines of business: Community Banking and Financial Services. Community Banking, through the wholly owned subsidiary Bar Harbor Banking and Trust Company (the "Bank"), includes lending and deposit-gathering activities and related services to businesses and consumers. Financial Services, through the wholly owned subsidiary BTI Financial Group ("BTI") and its three operating subsidiaries, includes Dirigo Investments, Inc., a NASD registered broker-dealer; Block Capital Management, an SEC registered investment advisor; and Bar Harbor Trust Services, a Maine chartered trust company. The business lines are identified by the entities through which the product or service is delivered.

The reported lines of business results reflect the underlying core operating performance within the business units. "Other" is comprised of inter-company eliminations and parent company only items. Selected segment information is included in the following tables.

 THREE MONTHS ENDED JUNE 30, 2003
(Dollars in thousands)
(Unaudited)

	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$4,891	$ 6	$ --	$4,897
Provision for loan losses	150	--	--	150
Net interest income after provision	4,741	6	--	4,747
Noninterest income	1,182	663	(69)	1,776
Noninterest expense	3,646	730	183	4,559
Income (loss) before income taxes	2,277	(61)	(252)	1,964
Income taxes (benefit)	658	(20)	(86)	552
Net income (loss)	$1,619	$(41)	$(166)	$1,412

 THREE MONTHS ENDED JUNE 30, 2002
(Dollars in thousands)
(Unaudited)

	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$ 4,706	$ 10	$ --	$4,716
Provision for loan losses	300	--	--	300
Net interest income after provision	4,406	10	--	4,416
Noninterest income	1,002	607	(58)	1,551
Noninterest expense	3,359	955	166	4,480
Income (loss) before income taxes	2,049	(338)	(224)	1,487
Income taxes (benefit)	573	(137)	(76)	360
Net income (loss)	$ 1,476	$(201)	$(148)	$1,127

 SIX MONTHS ENDED JUNE 30, 2003
(Dollars in thousands)
(Unaudited)

	Community	Financial		Consolidated
	Banking	Services	Other	Totals

Net interest income	$9,766	$ 11	$ --	$9,777
Provision for loan losses	300	--	--	300
Net interest income after provision	9,466	11	--	9,477
Noninterest income	2,446	1,272	(138)	3,580
Noninterest expense	7,310	1,610	374	9,294
Income (loss) before income taxes	4,602	(327)	(512)	3,763
Income taxes (benefit)	1,332	(111)	(174)	1,047
Net income (loss)	$3,270	$ (216)	$ (338)	$ 2,716

 SIX MONTHS ENDED JUNE 30, 2002
(Dollars in thousands)
(Unaudited)

	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$9,434	$ 20	$ --	$9,454
Provision for loan losses	600	--	--	600
Net interest income after provision	8,834	20	--	8,854
Noninterest income	1,804	1,279	(114)	2,969
Noninterest expense	6,558	1,892	227	8,677
Income (loss) before income taxes and accounting change	4,080	(593)	(341)	3,146
Income taxes (benefit)	1,149	(224)	(116)	809
Net income (loss) before cumulative effect of accounting change	2,931	(369)	(225)	2,337
Cumulative effect of change in accounting for goodwill, net of tax benefit	--	(247)	--	(247)
Net income (loss)	$2,931	$ (616)	$(225)	$2,090

Note 4: Goodwill

During the first half of 2002, the Company completed implementation of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires most goodwill to be tested for impairment at least annually, rather than amortized over a period of time. The Company estimated the value of goodwill utilizing several standard valuation techniques, including discounted cash flow analysis, as well as an estimation of the impact of current business conditions on the long-term value of the goodwill carried on the balance sheet. Management and the Board of Directors determined the impact of the overall deterioration of the stock and bond markets on investor activities within its target market area had negatively impacted the value of the Company’s goodwill balance related to the acquisition of Dirigo Investments, Inc., its broker-dealer subsidiary of BTI. This resulted in an estimation of impairment of $247 thousand, net of tax, recorded during the quarter ended March 31, 2002. As of June 30, 2003 and 2002, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined there has been no additional impairment.

Note 5: Derivative Financial Instruments

At June 30, 2003 the Company had two interest rate swap agreements, each with notional principal amounts of $10 million. The interest rate swap agreements are used to hedge prime-based home equity loans to fixed rates of 6.425% and 6.250%, and mature in April 2004 and January 2009, respectively. The swap agreements are designated as cash flow hedges since they convert a portion of the loan portfolio from a variable rate, based upon the prime rate, to a fixed rate. The hedge relationships are estimated to be 100% effective; therefore, there is no impact on the statement of income. The interest rate swap agreements are recorded in other assets at their total fair value of $524 thousand, with the change in fair value recorded as other comprehensive income in the statement of changes in shareholders’ equity. At June 30, 2002, the Company held one interest rate swap agreement with a notional amount of $10 million.

Note 6: Stock Options

The Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan ("ISO") for officers and employees was established October 3, 2000, providing for the issuance of up to 450 thousand shares of common stock. The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted. Initial option grants were made in 2001 totaling 224.8 thousand. During 2002 there were 161.6 thousand additional option grants. During 2003 there were 19 thousand additional option grants issued, bringing the total to 405.4 thousand options granted, all having a 5-7 year vesting schedule. No option shall be granted after October 3, 2010, ten years after the effective date of the ISO.

The Company accounts for these options in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As the exercise price of each option equals the market price of the Company’s stock on the date of grant, no compensation cost has been recognized for the plan. Had compensation costs for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company’s net income and earnings per share for the six-month periods would have been reduced to the pro forma amounts indicated below (in thousands except for per-share data):

2003		Earnings Per Share

	Net Income	Basic	Diluted

As reported	$2,716	$0.86	$0.84
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	49	0.02	0.02
Pro forma	$2,667	$0.84	$0.82

2002		Earnings Per Share

	Net Income	Basic	Diluted

As reported	$2,090	$0.64	$0.63
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	47	0.01	0.01
Pro forma	$2,043	$0.63	$0.62

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants: dividend yield of 3.58% in 2003 and 3.93% in 2002, risk-free interest rate of 2.00% in 2003 and 2.23% in 2002, expected life of 3.5 years, and expected volatility of 11% in 2003 and 2002.

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

Certain information is discussed on a fully taxable equivalent basis. Specifically, included in second quarter 2003 and 2002 net interest income was $405 and $322 thousand of tax-exempt interest income from certain tax-exempt investment securities and loans, which effectively resulted in a tax-equivalent adjustment of $173 and $131 thousand, respectively. For the six-months ended June 30, 2003 and 2002, tax-exempt interest income included in net interest income amounted to $802 and $695 thousand, effectively resulting in a $343 and $281 thousand reduction of the Company’s tax expense, respectively. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations.

Certain amounts for prior periods have been reclassified to conform with the presentation used currently.

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

Investors are cautioned that forward-looking statements are inherently uncertain. Forward-looking statements include, but are not limited to, those made in connection with estimates with respect to the future results of operation, financial condition, and the business of the Company which are subject to change based on the impact of various factors that could cause actual results to differ materially from those projected or suggested due to certain risks and uncertainties. Those factors include but are not limited to:

(i) the Company’s success is dependant to a significant extent upon general economic conditions in Maine, and Maine’s ability to attract new business;

(ii) the Company’s earnings depend to a great extent on the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and borrowings) generated by the Bank, and thus the Bank’s results of operations may be adversely affected by increases or decreases in interest rates;

(iii) the banking business is highly competitive and the profitability of the Company depends on the Bank’s ability to attract loans and deposits in Maine, where the Bank competes with a variety of traditional banking and nontraditional institutions, such as credit unions and finance companies;

(iv) a significant portion of the Bank’s loan portfolio is comprised of commercial loans and loans secured by real estate, exposing the Company to the risks inherent in financings based upon analysis of credit risk, the value of underlying collateral, and other intangible factors which are considered in making commercial loans and, accordingly, the Company’s profitability may be negatively impacted by judgment errors in risk analysis, by loan defaults, and the ability of certain borrowers to repay such loans during a downturn in general economic conditions;

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

Management believes the allowance for loan losses is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses, which is established through a charge to the provision for loan losses, is based on management’s evaluation of the level of allowance required in relation to the loss exposure in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of "Credit Risk" in the "Risk Management" section of this report for a detailed description of management’s estimation process and methodology related to the reserve for loan losses.

Management utilizes numerous techniques to estimate the value of various assets held by the Company. Management utilized various methods to determine the appropriate carrying value of goodwill as required under Statement of Financial Accounting Standards ("SFAS") No. 142. At June 30, 2003, the carrying value of goodwill amounted to $375. Goodwill from a purchase acquisition is subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, premises and equipment, mortgage servicing rights, and the overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value.

OVERVIEW

The Company reported net income of $1,412 or fully diluted earnings per share of 43 cents, for the three months ended June 30, 2003, compared with $1,127, or fully diluted earnings per share of 34 cents for the same period a year earlier, representing increases of 25.3% and 26.5%, respectively. The return on average assets and average shareholders’ equity amounted to 1.03% and 10.57% respectively, compared with 0.89% and 8.62% for the second quarter of 2002.

For the six months ended June 30, 2003, net income amounted to $2,716 or fully diluted earnings per share of 84 cents, compared with $2,090 or fully diluted earnings per share of 63 cents for the same period in 2002, representing increases of $626 and 21 cents, or 30.0% and 33.3% respectively. The return on average assets and average shareholders’ equity amounted to 1.00% and 10.20% respectively, compared with 0.84% and 8.08% for the first six months of 2002.

Included in prior year earnings was an after tax charge of $247 recorded in the first quarter, resulting from the cumulative effect of a change in accounting required by the adoption of a new accounting standard, SFAS No. 142, "Goodwill and Other Intangible Assets". Excluding this adjustment, the increases in net income and fully diluted earnings per share for the six months ended June 30, 2003 compared with the same period in 2002 amounted to 16.2% and 18.3%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the principal component of the Company’s income stream and represents the difference or spread between interest generated from earning assets and the interest expense incurred on deposits and borrowed funds. Net interest income is entirely generated by the Bank. Fluctuations in market interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. For the three and six month periods ended June 30, 2003 net interest income represented 73.4% and 73.2% of total revenue respectively, compared with 75.3% and 76.1% for the same periods in 2002.

For the quarter ended June 30, 2003, net interest income on a fully tax equivalent basis amounted to $5,070, compared with $4,847 during the same quarter in 2002, representing an increase of $223, or 4.6%.

For the six month period ended June 30, 2003, net interest income on a fully tax equivalent basis amounted to $10,120, compared with $9,735 for the same period in 2002, representing an increase of $385, or 4.0%. The increase in net interest income was principally attributed to average earning asset growth of $46,398 or 10.0% between periods, as the net interest margin declined 24 basis points.

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

Net Interest Income Analysis: The following tables set forth an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and six months ended June 30, 2003, and 2002, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
June 30, 2003 and 2002

	2003	2003	2003	2002	2002	2002
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$ 362,900	$ 6,031	6.67%	$ 319,036	$ 5,932	7.46%
Investment securities(3)	147,158	1,863	5.08%	146,822	2,106	5.75%
Fed funds sold, money market funds, and time
deposits with other banks	2,424	13	2.15%	3,473	16	1.85%
Total Investments	149,582	1,876	5.03%	150,295	2,122	5.66%
Total Earning Assets	512,482	7,907	6.19%	469,331	8,054	6.88%

Non Interest Earning Assets:
Cash and due from banks	7,967			8,805
Other assets (2)	28,765			28,918
Total Assets	$ 549,214			$ 507,054

Interest Bearing Liabilities:
Deposits	$ 272,015	$ 1,134	1.67%	$ 249,376	$ 1,506	2.42%
Securities sold under repurchase agreements	11,634	42	1.45%	11,645	66	2.27%
Other borrowings	166,811	1,661	3.99%	146,664	1,635	4.47%
Total Borrowings	178,445	1,703	3.83%	158,309	1,701	4.31%
Total Interest Bearing Liabilities	450,460	2,837	2.53%	407,685	3,207	3.16%
Rate Spread			3.66%			3.73%

Non Interest Bearing Liabilities:
Demand deposits	39,822			37,882
Other liabilities	5,368			9,054
Total Liabilities	495,650			454,621
Shareholders' Equity	53,564			52,433
Total Liabilities and Shareholders' Equity	$ 549,214			$ 507,054
Net Interest Income and Net Interest Margin (3)		5,070	3.97%		4,847	4.14%
Less: Tax Equivalent Adjustment		(173)			(131)
Net Interest Income		$ 4,897	3.83%		$ 4,716	4.03%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
SIX MONTHS ENDED
June 30, 2003 and 2002

	2003	2003	2003	2002	2002	2002
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$ 356,626	$ 11,892	6.72%	$ 312,134	$ 11,628	7.51%
Investment securities(3)	149,142	3,874	5.24%	144,574	4,402	6.14%
Fed funds sold, money market funds, and time
deposits with other banks	2,950	32	2.19%	5,612	60	2.16%
Total Investments	152,092	3,906	5.18%	150,186	4,462	5.99%
Total Earning Assets	508,718	15,798	6.26%	462,320	16,090	7.02%

Non Interest Earning Assets:
Cash and due from banks	7,808			8,814
Other assets (2)	28,663			28,551
Total Assets	$ 545,189			$ 499,685

Interest Bearing Liabilities:
Deposits	$ 271,901	$ 2,305	1.71%	$ 247,778	$ 2,999	2.44%
Securities sold under repurchase agreements	12,373	93	1.52%	12,991	148	2.30%
Other borrowings	161,847	3,280	4.09%	141,341	3,208	4.58%
Total Borrowings	174,220	3,373	3.90%	154,332	3,356	4.39%
Total Interest Bearing Liabilities	446,121	5,678	2.57%	402,110	6,355	3.19%
Rate Spread			3.70%			3.83%

Non Interest Bearing Liabilities:
Demand deposits	40,230			38,591
Other liabilities	5,155			6,813
Total Liabilities	491,506			447,514
Shareholders' Equity	53,683			52,171
Total Liabilities and Shareholders' Equity	$ 545,189			$ 499,685
Net Interest Income and Net Interest Margin (3)		10,120	4.01%		9,735	4.25%
Less: Tax Equivalent Adjustment		(343)			(281)
Net Interest Income		$ 9,777	3.88%		$ 9,454	4.12%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, reported on a tax equivalent basis.

Net Interest Margin Summary: The following table summarizes the net interest margin components over the last six quarters. Factors contributing to the changes in net interest income and the net interest margin are outlined in the succeeding discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2003		2002
	2nd Qtr Average Rate	1st Qtr Average Rate	4th Qtr Average Rate	3rd Qtr Average Rate	2nd Qtr Average Rate	1st Qtr Average Rate
Interest Earning Assets:
Loans (1,2)	6.67%	6.79%	6.97%	7.19%	7.46%	7.57%
Investment securities(2)	5.08%	5.29%	5.13%	5.61%	5.75%	6.13%
Fed Funds sold, money market funds, and time
deposits with other banks	2.15%	2.32%	1.54%	2.80%	1.85%	1.98%
Total Investments	5.03%	5.23%	5.03%	5.45%	5.66%	5.90%
Total Earning Assets	6.19%	6.30%	6.32%	6.61%	6.88%	6.99%

Interest Bearing Liabilities:
Deposits	1.67%	1.79%	1.97%	2.25%	2.42%	2.46%
Securities sold under repurchase agreements	1.45%	1.58%	2.05%	2.14%	2.27%	2.32%
Other borrowings	3.99%	4.19%	4.52%	4.68%	4.47%	4.69%
Total Borrowings	3.83%	3.99%	4.30%	4.48%	4.31%	4.46%
Total Interest Bearing Liabilities	2.53%	2.64%	2.83%	3.07%	3.16%	3.22%

Rate Spread	3.66%	3.66%	3.49%	3.53%	3.73%	3.77%

Net Interest Margin (2)	3.97%	4.03%	3.92%	4.01%	4.14%	4.25%

Net Interest Margin w/o Tax Equivalent Adjustments	3.83%	3.90%	3.79%	3.88%	4.03%	4.12%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, reported on a tax equivalent basis.

During the quarter ended June 30, 2003 the net interest margin amounted to 3.97%, representing a decline of 6 basis points from the prior quarter and a decline of 17 basis points compared with the same quarter in 2002. For the six months ended June 30, 2003, the net interest margin amounted to 4.01%, compared with 4.25% for the same period in 2002.

The Company’s asset sensitive balance sheet has pressured the net interest margin over the past several quarters as interest rates declined to historical lows. This trend continued during the quarter ended June 30, 2003, with the yield on the benchmark 10-year Treasury note dropping to as low as 3.07% and the federal funds targeted rate falling to 1.00%, in both cases representing forty-five year lows. The prolonged, historically low interest rate environment has caused sharp yield declines on the Company’s variable rate earning assets and accelerated payment speeds on fixed rate earning assets. From the second quarter of 2002 to the current quarter, the decline in the average yield on interest earning assets exceeded the decline in the rate paid on interest bearing liabilities by 6 basis points.

During the first six months of 2003 the Company pursued a number of strategies to ensure a reasonably stable net interest margin in an extended low interest rate environment, while continuing to manage exposure to rising rates over the longer-term horizon. These strategies included a repositioning of a portion of the investment securities portfolio, the addition of a $10 million interest rate swap agreement, the successful marketing of a 10-year fully amortizing mortgage product, and a reinforcement of the Company’s conservative posture with respect to the pricing of loan and deposit products.

For the six-month period ended June 30, 2003, the decline in the average rate paid on interest bearing liabilities exceeded the decline in yield on interest earning assets by 14 basis points. In part, these results reflect the successful implementation of the foregoing strategies.

Interest Income: For the quarter ended June 30, 2003, total interest income, on a fully tax equivalent basis, amounted to $7,907, compared with $8,054 for the same quarter in 2002, representing a decline of $147, or 1.8%.

For the six months ended June 30, 2003, total interest income, on a tax equivalent basis, amounted to $15,798, compared with $16,090 for the same period in 2002, representing a decline of $292, or 1.8%.

Contributing to this change was a 76 basis point decrease in the yield on average earning assets between periods, reflecting declines in the Fed Funds targeted rate and a parallel shift in the U.S. Treasury yield curve. The decline in total interest income attributed to lower yields was largely offset by growth in average earning assets, principally loans, which increased $46,398 or 10.0%, compared with the same period in 2002.

Average earning assets as a percent of average total assets increased between periods, amounting to 93.3% for the six months ended June 30, 2003, compared with 92.5% for the same period in 2002.

Interest Expense – Total interest expense for the quarter ended June 30, 2003 amounted to $2,837 compared with $3,207 for the same quarter in 2002, representing a decrease of $370, or 11.5%.

For the six months ended June 30, 2003, total interest expense amounted to $5,678 compared with $6,356 for the same period in 2002, representing a decrease of $678, or 10.7%. The decrease in interest expense was principally attributed to a 62 basis point decline in the average cost of interest bearing liabilities between periods, from 3.19% during the first six months of 2002 to 2.57% for the same period in 2003.

The cost of interest bearing deposits declined 75 basis points between periods to 1.67% in the current quarter, and was reflective of the declining interest rate environment including the continued replacement of maturing time deposits at lower rates.

The cost of borrowings declined 48 basis points to 3.99% in the current quarter, compared with the second quarter of 2002. Consistent with its asset and liability management strategies, the Company’s borrowings generally have longer maturities than the funding provided by deposits in order to preserve the sensitivity of net interest income in a rising rate environment. While the use of longer maturity borrowings to fund earning assets naturally results in less net interest income, they more closely match the maturities of fixed rate earning assets being added to the Company’s balance sheet. The Company has been deliberate in its efforts to hedge the interest rate risk associated with the addition of fixed rate earning assets to the balance sheet during a period of historically low interest rates, and is positioned to benefit from rising rates and an improving economy.

Comparing the second quarter 2003 with 2002, the decline in total interest expense resulting from lower interest rates was offset in part by a $42,775 increase in total average interest bearing liabilities.

Rate / Volume Analysis: The following tables set forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities, and changes in average rates on such assets and liabilities. The income from tax-exempt assets has been adjusted to a fully tax equivalent basis, thereby allowing uniform comparisons to be made. Because of the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories in proportion to the relationships of the absolute dollar amounts of the change in each.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2003 VERSUS JUNE 30, 2002
INCREASES (DECREASES) DUE TO:

	Average	Average	Net
	Volume	Rate	Interest Income

Loans (1)	$135	(36)	$ 99
Taxable investment securities	(17)	(357)	(374)
Non-taxable investment securities (1)	23	108	131
Fed funds sold, money market funds, and time
deposits with other banks	(7)	4	(3)

TOTAL EARNING ASSETS	134	(281)	(147)

Deposits	151	(523)	(372)
Securities sold under repurchase agreements	--	(24)	(24)
Other borrowings	30	(4)	26
TOTAL INTEREST BEARING LIABILITIES	181	(551)	(370)

NET CHANGE IN NET INTEREST INCOME (1)	$(47)	$ 270	$ 223

(1) Reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2003 VERSUS JUNE 30, 2002
INCREASES (DECREASES) DUE TO:

	Average	Average	Net
	Volume	Rate	Interest Income

Loans (1)	$ 614	$(350)	$ 264
Taxable investment securities	74	(753)	(679)
Non-taxable investment securities (1)	70	81	151
Fed funds sold, money market funds, and time
deposits with other banks	(29)	1	(28)

TOTAL EARNING ASSETS	729	(1,021)	(292)

Deposits	326	(1,020)	(694)
Securities sold under repurchase agreements	(7)	(48)	(55)
Other borrowings	163	(91)	72
TOTAL INTEREST BEARING LIABILITIES	482	(1,159)	(677)

NET CHANGE IN NET INTEREST INCOME (1)	$ 247	$ 138	$ 385

(1) Reported on a tax-equivalent basis.

Other Operating Income and Expenses

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. Likewise, non-interest expense represents a significant category of expense for the Company.

For the quarter ended June 30, 2003, total non-interest income amounted to $1,776 compared with $1,551 for the same quarter in 2002, representing an increase of $225, or 14.5%. For the six months ended June 30, 2003 total non-interest income amounted to $3,580, compared with $2,969 for the same period in 2003, representing an increase of $611, or 20.6%.

Total non-interest expense amounted to $4,559 for the quarter ended June 30, 2003, compared with $4,480 in the second quarter of 2002, representing an increase of $79, or 1.8%. For the six months ended June 30, 2003, total non-interest expense amounted to $9,294, compared with $8,677 for the same period in 2003, representing an increase of $617, or 7.11%.

As more fully disclosed in Note 3 to the consolidated financial statements, the Company manages and operates two major lines of business: Community Banking and Financial Services. The following discussion and analysis of other operating income and expenses focuses on each business segment separately:

COMMUNITY BANKING
Three Months Ended June 30, 2003 and 2002

	2003	2002	Change	Change

Non-interest income	$1,182	$1,002	$180	18.0%
Non-interest expense	$3,646	$3,359	$287	8.5%

Six Months Ended June 30, 2003 and 2002

	2003	2002	Change	Change

Non-interest income	$2,446	$1,804	$642	35.6%
Non-interest expense	$7,310	$6,558	$752	11.5%

Non-interest Income: For the three and six months ended June 30, 2003, non-interest income from Community Banking represented 66.6% and 68.3% of the Company’s total non-interest income, respectively, compared with 64.6% and 60.8% during the same periods in 2002.

For the quarter ended June 30, 2003, the Bank’s non-interest income amounted to $1,182, compared with $1,002 during the same quarter in 2002, representing an increase of $180, or 18.0%. For the six months ended June 30, 2003, total non-interest income amounted to $2,446, representing an increase of $642, 35.6%.

For the three and six months ended June 30, 2003, non-interest income benefited from increases in net gains on the sale of investment securities amounting to $137 and $660 respectively, compared with the same periods in 2002. Market interest rates presented opportunities to reposition a portion of the Bank’s investment securities portfolio, particularly in light of accelerated payment speeds on certain mortgaged backed securities held in the available for sale portfolio. There is no assurance that the recording gains on the sale of securities will continue in future periods at these levels. It is important to note, however, that the available for sale investment securities portfolio is managed on a total return basis, in concert with well-structured asset and liability management policies established by the Bank’s Board of Directors. The Bank will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and its needs for liquidity.

For the three and six months ended June 30, 2003, service charges on deposit accounts declined $3 and $22, or 0.8% and 3% respectively, compared with the same periods in 2002. Depositors continued to consolidate small balance accounts and modify their behavior with respect to overdraft activity. Income from mortgage servicing declined between periods, as the Bank has been holding originated mortgages while the payment speeds on its serviced mortgage loan portfolio have increased dramatically in reaction to historically low interest rates.

Non-interest Expense: For the three and six months ended June 30, 2003, non-interest expense from Community Banking represented 80.0% and 78.7% of the Company’s total non-interest expense respectively, compared with 75.0% and 75.6% for the same periods in 2002.

For the three months ended June 20, 2003, the Bank’s total non-interest expense amounted to $3,646 compared with $3,359 during the second quarter of 2002, representing an increase of $287, or 8.5%. For the six months ended June 30, 2003, total non-interest expense amounted to $7,310 compared with $6,558 during the same period in 2002, representing an increase of $752, or 11.5%.

The increase in non-interest expense was principally attributed to salary and employee benefits expenses, reflecting strategic additions to staff, employee compensation increases, and increases in subsidized employee health insurance and deferred compensation. Current year non-interest expense was also impacted by a $60 write-down of obsolete supplies inventory, recorded in the first quarter. For the six months ended June 30, 2003, occupancy expenses increased $45 or 10.8%, compared with the same period in 2002. This increase was principally attributed to the Bank’s occupation of office space at its affiliate, BTI Financial Group in Ellsworth, Maine.

FINANCIAL SERVICES
Three Months Ended June 30, 2003 and 2002

	2003	2002	Change	Change

Non-interest income	$663	$607	$ 56	9.2%
Non-interest expense	$730	$955	$(225)	-23.6%

Six Months Ended June 30, 2003 and 2002

	2003	2002	Change	Change

Non-interest income	$1,272	$1,279	$ (7)	-0.5%
Non-interest expense	$1,610	$1,892	$(282)	-14.9%

Non-interest income: For the three and six months ended June 30, 2003, non-interest income from Financial Services (BTI Financial Group) represented 37.3% and 35.5% of the Company’s total non-interest income respectively, compared with 39.1% and 43.1% during the same periods in 2002.

For the three months ended June 30, 2003, non-interest income at BTI amounted to $663, compared with $607 during the same quarter in 2002, representing an increase of $56, or 9.2%. The increase was principally attributed to the recording of $91 in client tax preparation fees at Bar Harbor Trust Services ("Trust"), whereas none were recorded during the same period in 2002. During 2002 the accounting treatment for these fees was changed to an accrual basis, in order to match revenues and expenses more closely in conformance with generally accepted accounting principles. Tax preparation fee income has little impact on BTI’s net income, as the fees generally represent third party pass through expenses that are recorded in non-interest expense.

For the six months ended June 30, 2003, non-interest income amounted to $1,272, representing a decline of $7 or 0.5%, compared with the same period in 2002.

Fee income at Trust and Block Capital Management ("Block") has been impacted by a year-over-year decline in the market values of assets under management, which at June 30, 2003 stood at $187.4 million, representing a decline of $23.4 million or 11.1%, compared with the same date in 2002. Declines in the stock market, restrained investor confidence in the markets, and lost business were attributed to the decrease in managed assets. Fees charged to clients are derived principally from the market values of assets managed. For the six months ended June 30, 2003, total earned fees at Block and Trust amounted to $844, compared with $998 for the same period during 2002, representing a decline of $154, or 15.4%.

Total second quarter revenue at Dirigo Investments, Inc. ("Dirigo"), amounted to $135, compared with $126 during the second quarter of 2002, representing an improvement of $9, or 7.2%. For the six months ended June 30, 2003, revenue at Dirigo amounted to $261, representing an increase of $16, or 6.5%.

Non-interest expense: For the three and six months ended June 30, 2003, non-interest expense from Financial Services represented 16.0% and 17.3% of the Company’s total non-interest expense, compared with 21.3% and 21.8% during the same periods in 2002, respectively.

For the quarter ended June 30, 2003, BTI’s non-interest expense amounted to $730, compared with $955 during the same quarter in 2002, representing a decrease of $225, or 23.6%. The decline was principally attributed to the adjustment of previously recorded legal expenses amounting to $138, the reimbursement of which from the Company’s insurance carrier is deemed highly probable.

For the six months ended June 30, 2003, total non-interest expense amounted to $1,610, compared with $1,892 during the same period in 2002, representing a decrease of $282, or 14.9%. The decline in non-interest expense between periods was attributed to a combination of factors. Salaries and employee benefit expenses declined $226 or 24.9% compared with the same period in 2002, and were principally the result of management and staffing changes. Occupancy expenses declined between periods, resulting from the downsizing of the Bangor, Maine office in late 2002 and the Banks recent occupation of office space in the BTI headquarters complex in Ellsworth, Maine. Expense reductions were also achieved in a variety of other operating areas as BTI continued pursuing austerity initiatives to more closely align income opportunities with operating costs.

Income Taxes

The Company’s effective tax rate for the three and six-month periods ended June 30, 2003 amounted to 28.1% and 27.8% respectively, compared with 24.2% and 25.7% for the same periods in 2002. The income tax provisions for these periods is less than the expense that would result from applying the federally statutory rate of 34% to income before income taxes principally because of tax exempt interest income on certain investment securities and loans.

FINANCIAL CONDITION

Total Assets

At June 30, 2003 total assets amounted to $555,727 representing a decrease of $1,909 or 0.3% compared with December 31, 2002, and an increase of $41,608 or 8.1% compared with the same date in 2002.

The banking business in the Bank’s market area historically has been seasonal, with lower deposits in the winter and spring and higher deposits in the summer and fall. These seasonal swings have been fairly predictable and have not had a material adverse impact on the Bank. The decline in total assets from year-end reflects a seasonal decline in total deposits of $4,937 or 1.5%. The Bank generally adjusts for seasonal deposit changes through the use of borrowed funds and/or cash flows from the investment securities portfolio. Loan growth during the first six months of 2002 amounted to $19,699 and was principally funded by cash flows from the investment portfolio, which declined $19,150 during the period.

The increase in total assets over June 30, 2002, was entirely attributed to growth in the Bank’s loan portfolio, amounting to $45,403 and primarily the result of strong consumer real estate loan growth.

Loan Portfolio

The loan portfolio is primarily secured by real estate in the counties of Hancock and Washington, Maine. The following table represents the components of the Bank’s loan portfolio as of June 30, 2003, December 31, 2002 and June 30, 2002.

LOAN PORTFOLIO SUMMARY

	June 30, 2003	December 31, 2002	June 30, 2002

Real estate loans:
Construction and development	$ 13,910	$ 6,270	$ 17,836
Mortgage	294,604	287,990	252,022
Loans to finance agricultural production and other loans to farmers	11,623	11,053	7,005
Commercial and industrial loans	31,884	20,010	33,521

Loans to individuals for household, family and other personal expenditures	12,817	12,818	13,422
All other loans	4,434	2,684	2,025
Real estate under foreclosure	1,962	710	--

TOTAL LOANS	$371,234	$351,535	$325,831

Less: Allowance for possible loan losses	5,276	4,975	4,537

NET LOANS	$365,958	$346,560	$321,294

Total Loans: Total loans at June 30, 2003 amounted to $371,234, representing an increase of $19,699 or 5.6% compared with December 31, 2002, and an increase of $45,403 or 13.9%, compared with the same date in 2002.

The increase in loan balances compared with year-end in part reflects the seasonality of certain local businesses and their corresponding borrowing needs for carrying seasonal inventory and maintaining adequate operating cash flow. Loan growth during the first six months of 2003 was split about equally between consumer loans and commercial loans.

The 13.9% overall growth in the loan portfolio compared with June 30, 2002 levels was principally attributed to strong consumer real estate lending. Origination activity has benefited from a favorable market interest rate environment, a stable local economy, and initiatives designed to expand the Bank’s product offerings and attract new customers while continuing to leverage its existing customer base.

At June 30, 2003 real estate loans comprised 83.1% of the loan portfolio, compared with 86.6% at December 31, 2002 and 82.8% at the same date in 2002. The continued strength in the local real estate markets, both residential and commercial, has led to record property values in the Bank’s market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no significant deterioration in the performance or risk characteristics of the real estate loan portfolio.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans at the dates indicated:

TOTAL NONPERFORMING LOANS

	June 30, 2003	December 31, 2002	June 30, 2002

Loans accounted for on a non-accrual basis	$1,587	$ 986	$1,444
Accruing loans contractually past due 90 days or more	864	188	113
Total nonperforming loans	$2,451	$1,174	$1,557

Allowance for Loan Losses to nonperforming loans	215%	424%	291%
Non-Performing to Total Loans	0.66%	0.33%	0.48%
Allowance for Loan Losses to total loans	1.42%	1.42%	1.39%

At June 30, 2003, total non-performing loans amounted to $2,451, or 0.66% of total loans, compared with $1,174 or 0.33% at December 31, 2002, and $1,557 or 0.48% at the same date last year. The $1,277 increase in non-performing loans from year-end was principally attributed to residential real estate secured loans involving a deceased borrower and their estate. These loans were paid in full during July 2003. While non-performing loans have increased moderately since year-end, they remain at relatively low levels and are not considered to be a reflection of an overall deterioration in the credit quality of loan portfolio.

While the non-performing loan ratios continued to reflect favorably on the quality of the loan portfolio, the Bank is cognizant of soft economic conditions overall and weakness in certain industry segments in particular, and is managing credit risk accordingly. Future levels of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates, and other factors existing at the time.

Other Real Estate Owned: When a real estate loan goes to foreclosure and the Bank purchases the property, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. At June 30, 2003, Other Real Estate Owned amounted to $40, compared with $80 at December 31, 2002 and $0 at the same date a year earlier.

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

During the three and six month periods ended June 30, 2003, the Bank provided $150 and $300 to the Allowance for loan losses respectively, compared with $300 and $600 for the same periods in 2002. The decrease in the provision for loan losses reflects an overall strengthening in credit quality between periods, aided by low net charge-off experience. Since June 30, 2002 the Allowance for loan losses has increased $739, or 16.2%

The Bank’s loan loss experience continued its positive trend between reporting periods. For the six months ended June 30, 2003, recoveries on previously charged off loans exceeded loans charged off by $1. Net loan charge offs for the same period in 2002 amounted to $232, or 0.07% of average loans outstanding.

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type for six-month periods ended June 30, 2003 and 2002.

ALLOWANCE FOR LOAN LOSSES
Six Months Ended
June 30, 2003 and 2002

	2003	2002

Balance at beginning of period	$ 4,975	$ 4,169
Charge offs:
Commercial,financial agricultural, others	26	77
Real estate:
Construction and development	--	--
Mortgage	32	110
Installments and other loans to individuals	75	106
Total charge offs	133	293

Recoveries:
Commercial,financial agricultural, others	15	24
Real estate:
Construction and development	--	--
Mortgage	78	7
Installments and other loans to individuals	41	30
Total recoveries	134	61

Net charge offs (recoveries)	(1)	232
Provision charged to operations	300	600

Balance at end of period	$ 5,276	$ 4,537

Average loans outstanding during Period	$356,626	$312,134

Net charge offs to average loans outstanding during period	0.00%	0.07%

During the quarter ended June 30, 2003 there were no significant changes in the allocation of the allowance for loan losses by loan type. The following table presents the breakdown of the allowance by loan type as of June 30, 2003 and December 31, 2002.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	June 2003		December 2002
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial, financial, and agricultural	$2,488	11.72%	$1,737	8.84%
Real estate mortgages:
Real estate-construction	$ 102	3.75%	266	4.63%
Real estate-mortgage	$2,155	79.89%	1,992	82.12%
Installments and other loans to individuals	$ 490	3.45%	531	3.65%
Other	--	1.19%	--	0.76%
Unallocated	$ 41	0.00%	449	0.00%
TOTAL	$ 5,276	100.00%	$4,975	100.00%

At June 30, 2003, the adequacy analysis resulted in a need for specific reserves of $3,721, general reserves of $836, impaired reserves of $678, and other reserves of $41.

Specific reserves are determined by way of individual review of commercial loan relationships in excess of $250, combined with reserves calculated against total outstanding loans by category using the Bank’s historical loss experience and other observable data. General reserves account for the risk and probable loss inherent in certain pools of industry and geographic concentrations within the loan portfolio. Impaired reserves consider all consumer loans over 90 days past due and impaired commercial loans which are fully reserved within the specific reserves via individual review and specific allocation of probable loss for loan relationships over $250, and pool reserves for smaller impaired loans. The Bank had no troubled debt restructurings during the six months ended June 30, 2003 and 2002, and all of its impaired loans were considered collateral dependent and were adequately reserved.

There were no major changes in loan concentrations during the six month period ended June 30, 2003. However, changes were made to the allowance calculation to incorporate loss estimates relating to emerging issues in the blueberry industry, to which the Bank has extended credit, principally centered in Washington County, Maine. Over the past two years blueberry inventories have grown, as increased supplies have exceeded demand both here and abroad and prices have softened. At June 30, 2003, the adequacy analysis of the Allowance incorporates management’s estimate of inherent losses associated with this industry segment.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance for loan losses at June 30, 2003, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

Investment Securities Portfolio

For the three and six months ended June 30, 2003, total average investment securities, including Fed Funds Sold, money market funds and time deposits with other banks, represented 29.1% and 29.8% of total interest earning assets respectively, compared with 32.0% and 32.4% during the same periods in 2002.

At June 30, 2003, total investment securities amounted to $143,150, compared with $162,300 at December 31, 2002 representing a decrease of $19,150, or 11.8%. Comparing June 30, 2003 totals with the same date in 2002, investment securities have decreased $6,518, or 4.4%.

The decline in investment securities from December 31, 2002 totals, principally reflects accelerated pay-downs of mortgage-backed securities and the exercise of callable features on certain government agency securities, the proceeds of which were utilized to fund loan growth and replace the seasonal outflow of deposits. The year-over year decline in investment securities was attributed to strong loan growth, funded in part by cash flows from the investment portfolio.

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

Deposits

The most significant funding source for earning assets continues to be core customer deposits that are gathered through the Bank’s retail branch network.

Total deposits declined $4,937 from December 31, 2002 totals, reflecting the historical seasonality of the Bank’s deposit base.

At June 30, 2003 total deposits amounted to $317,078 compared with $291,577 at the same date in 2002, representing an increase of $25,501, or 8.7%. While all categories of deposits posted year-over-year increases, the growth was led by money market and savings accounts, posting an increase of $10,736 or 12.0%, followed by NOW accounts which posted an increase of $6,970, or $15.4%.

In general, depositor preference has been that of greater liquidity, given sluggish economic and market conditions.

Borrowed funds

Borrowed funds principally consist of advances from the Federal Home Loan Bank (FHLB) and, to a lesser extent, securities sold under agreements to repurchase. Borrowings are principally utilized to support the Bank’s investment portfolio and, to a lesser extent, fund loan growth.

At June 30, 2003 total borrowings from the FHLB amounted to $164,746, representing an increase of $8,188 compared with year-end totals. The increase was utilized to fund loan growth and replace the seasonal outflow of deposits.

Compared with June 30, 2002, total FHLB borrowings have increased $13,431, or 8.9%. The increase in borrowed funds was used to fund loan originations, as loan growth outpaced deposit growth by $19,902 during the period.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the second quarter of 2003 Bar Harbor Bankshares continued to be a "well capitalized" company according to applicable regulatory standards and maintained its strong capital position. The Company considers this vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of June 30, 2003, the Company and its banking subsidiary are considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum leverage ratio of at least 5%.

The following table sets forth the Company’s regulatory capital at June 30, 2003 and December 31, 2002, under the rules applicable at that date.

	June 30, 2003		December 31, 2002
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$53,370	14.9%	$53,434	14.5%
Regulatory Requirement	28,643	8.0%	29,510	8.0%
Excess	$24,727	6.9%	$23,924	6.5%

Tier 1 Capital to Risk Weighted Assets	$48,873	13.6%	$48,819	13.2%
Regulatory Requirement	14,363	4.0%	14,755	4.0%
Excess	$34,510	9.6%	$34,064	9.2%

Tier 1 Capital Average Assets	$48,873	9.2%	$48,819	8.9%
Regulatory Requirement	21,210	4.0%	21,894	4.0%
Excess	$27,663	5.2%	$26,925	4.9%

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from its banking subsidiary, Bar Harbor Banking and Trust Company. The Company declared dividends in the aggregate amount of $597 and $610 during the three months ended June 30, 2003 and 2002, respectively, at a rate of $0.19 per share.

In November 1999, the Company announced a stock buyback plan. The Board of Directors of the Company has authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 344,000 shares. The Board of Directors has authorized the continuance of this program through December 31, 2003. As of June 30, 2003, the Company had repurchased 317,354 shares of stock under the plan, or 92.2% of the total authorized, at a total cost of $5,510 and an average price of $17.36. The Company holds the repurchased shares as treasury stock.

Off-Balance Sheet Arrangements

As directed by new Section 13(j) of the Securities Exchange Act of 1934, added by Section 401(a) of the Sarbanes-Oxley Act of 2002, the Company must disclose and explain its "off-balance sheet arrangements". The definition of "off-balance sheet arrangement" includes any transaction, agreement, or other contractual arrangement to which an unconsolidated entity is a party, under which the Company has:

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

Stand-by Letters of Credit: The Bank guarantees the obligations or performance of certain customers by issuing standby letters of credit to third parties. These letters of credit are sometimes issued in support of third party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon managements credit evaluation of the customer. At June 30, 2003, outstanding standby letters of credit totaled $5,069, compared with $2,800 at December 31, 2002 and June 30, 2002.

Other Off-Balance Sheet Arrangements: At June 30, 2003 the Company did not have any other "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Off Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and interest rate swap agreements.

Commitments to Extend Credit: Commitments to extend credit represent agreements by the Bank to lend to a customer provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

The following table summarizes the Bank’s commitments to extend credit:

Commitment	June 30, 2003	December 31, 2002	June 30, 2002

Commitments to originate loans	$18,913	$19,981	$16,627
Unused lines of credit	58,489	49,107	46,627
Unadvanced portions of construction loans	4,105	2,054	7,231

Total	$81,507	$71,142	$70,485

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

At June 30, 2003 the Bank had two outstanding derivative instruments, both interest rate swaps. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate	Hedge Pool

Receive fixed rate, pay variable rate	4/26/04	$10,000	6.425%	Prime	Home Equity Loans

Receive fixed rate, pay variable rate	1/24/09	$10,000	6.250%	Prime	Home Equity Loans

The interest rate swap agreements hedge a defined pool of the Bank’s home equity loans yielding an interest rate of prime, which at June 30, 2003 was 4.00%. The Bank is required to pay a counter party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon interest rates of 6.425% and 6.250% over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at June 30, 2003, based upon the current Prime interest rate of 4.00%:

		Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years

Fixed payments due from counter-party	$4,013	$1,155	$1,252	$1,252	$354

Variable payments due to counter-party based on prime rate	2,559	730	801	801	227

Net cash flow	$1,454	$ 425	$ 451	$ 451	$ 127

The credit risk associated with the interest rate swap agreements is the risk of non-performance by the counter-party to the agreements. However, management does not anticipate non-performance by the counter-party, and regularly reviews the credit quality of the counter-party from which the instruments have been purchased.

The interest rate swap agreements qualify as a cash flow hedges, and as of June 30, 2003 had total unrealized gains of $524 thousand. In accordance with the Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", the unrealized gain is recorded in the statement of condition with the offset recorded in the statement of changes in equity as other comprehensive income. The use of the interest rate swap agreements increased interest income by $105 and $196 during the three and six months ended June 30, 2003, compared with $28 for each of the same periods in 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk: Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the Bank’s net interest income. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet. The objectives in managing the Bank’s balance sheet are to preserve the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk.

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

The Bank’s Asset Liability Management Policy, approved annually by the Board of Directors, establishes interest rate risk limits in terms of variability of net interest income under rising, flat, and decreasing rate scenarios. It is the role of ALCO to evaluate the overall risk profile and to determine actions to maintain and achieve a posture consistent with policy guidelines.

The Bank utilizes an interest rate risk model widely recognized in the financial industry to monitor and measure interest rate risk. The model simulates the behavior of interest income and expense of all on, and off-balance sheet instruments, under different interest rate scenarios together with a dynamic future balance sheet. Interest rate risk is measured in terms of potential changes in net interest income based upon shifts in the yield curve.

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

The following table summarizes the Bank’s net interest income sensitivity analysis as of June 30, 2003, over one and two year horizons and under different interest rate scenarios. In light of the Federal Funds rate of 1.00% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENERIO
JUNE 30, 2003

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Short Term Rates	+400 Basis Points Short Term Rates

Year 1
Net interest income change ($)	($333)	$555	$381	$880
Net interest income change (%)	(1.76)%	2.94%	2.02%	4.66%

Year 2
Net interest income change ($)	($2,341)	$1,150	$554	$2,222
Net interest income change (%)	(12.39)%	6.09%	2.93%	11.76%

The Bank continues to be positively positioned for an upward interest rate environment over twelve and twenty-four month horizons. Based upon the information and assumptions in effect at June 30, 2003, management believes that a 200 basis point increase in interest rates over the next twelve months would increase net interest income by $555, or 2.94%. Should short-term interest rates rise and the yield curve flatten, management believes that a 200 basis point increase over the next twelve months would increase net interest income by $381, or 2.02%, and that a 400 basis point increase during this same period would increase net interest income by $880, or 4.66%.

The Bank’s net interest income continues to be moderately exposed to declining interest rates. Based upon the assumptions in effect at June 30, 2003, management believes that a 100 basis point decline in interest rates would decrease net interest income by $333 or 1.76% in year one, and $2,341 or 12.39% in year two. Management believes that a sustained 100 basis point decline in interest rates, or a Fed Funds Targeted rate of 0.00%, represents a scenario that is not likely to occur. Further, a repositioning of the balance sheet to hedge further declines in interest rates, would adversely impact net interest income in a rising rate environment, a scenario management believes is more likely to occur over the longer term.

Managing the Bank’s interest rate risk sensitivity has been challenging during this period of historically low interest rates. Over the past twelve months the yield curve has showed a relatively sharp, downward, parallel shift, with the yield on the benchmark 10-year Treasury dropping to as low as 3.07% on June 13, 2003. As was anticipated by management through use of the model, the Bank’s net interest income was moderately impacted and, were it not for the growth in earning assets would have resulted in a period-over-period decline.

Management expects interest rates will remain highly volatile during the remainder of 2003. For example, on July 29, 2003 the yield on the benchmark 10-year Treasury closed at 4.44%, representing an historical rebound of 137 basis points from the June 13, 2003 low. Should this rebound sustain itself, the re-pricing speeds of the Bank’s interest earning assets are expected to slow, resulting in a positive impact on net interest income.

While net interest income is exposed to declines in a sustained low interest rate environment, management believes the current level of interest rate risk is acceptable. The balance sheet has been positioned to limit exposure to rising rates over the longer term and benefit from an improving economy.

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

The Company uses a basic surplus/deficit model to measure its liquidity over 30- and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Company’s policy is to maintain its liquidity position at a minimum of 5% of total assets. At June 30, 2003, liquidity, as measured by the basic surplus/deficit model, was 5.7% for the 30-day horizon and 7.9% for the 90-day horizon.

At June 30, 2003, the Company had $18,956 in unused lines of credit, and qualifying collateral availability to support a $32,584 increase in its line of credit with the Federal Home Loan Bank. The

Company also had capacity to borrow funds on a serviced basis utilizing certain un-pledged securities.

The Company maintains a liquidity contingency plan approved by the Bank’s Board of Directors. This plan addresses the steps that would be taken in the event of a liquidity crisis, and identifies other sources of liquidity available to the Company.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-154. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While the Company management believes that its disclosure controls and procedures are effective, it intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area as appropriate.

Based upon an evaluation conducted by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer conducted as of the end of this period covered by this report, there has not been any changes that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The term "internal control over financial reporting" means a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

PART II. OTHER INFORMATION

Item 1a: Legal Proceedings

As previously reported, Roselle M. Neely filed a complaint dated May 31, 2002 in the United States District Court for the District of Maine naming the Company, the Bank, Bar Harbor Trust Services ("Trust"), certain other subsidiaries, and certain existing or former management personnel as defendants. The complaint relates to a trust established by Mrs. Neely, for which Trust has acted as trustee since May 2000 and for which the Bank formerly acted as trustee. Mrs. Neely alleges in part that Trust improperly disregarded her investment instructions and that the defendants engaged in excessive trading for the purpose of generating commissions for its affiliated broker-dealer. She seeks an unspecified amount of money damages and punitive damages, plus interest and costs. The Company filed an answer denying all allegations of wrongdoing. In March 2003, the Company filed a motion for summary judgment on all counts of Mrs. Neely’s complaint. The Court granted the Company’s motion as to some but not all of these counts. The remaining counts are currently scheduled for trial in September 2003.

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

The Bank has been providing updates covering the status of certain of the foregoing items to its principal regulators on a quarterly basis. In Management’s judgment, the Bank has adequately addressed the matters set forth in the Agreement.

On August 13, 2003 the Agreement with the FDIC and the BFI was terminated, with all conditions and obligations satisfied.

Item 2: Changes in Securities and Use of Proceeds None

Item 3: Defaults Upon Senior Securities None

Item 4: Submission of Matters to a Vote of Security Holders

    The Annual meeting of the Company’s shareholders was held on May 28, 2003.
    Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. These were no solicitations in opposition to the nominees for election to the Company’s Board of Directors as listed in the proxy statement.

The vote for Directors was as follows:

Nominee Elected as Director	Term Expires	For	Abstain

Robert M. Phillips	2004	2,318,109	41,352
Constance C. Shea	2004	2,314,433	45,028
Martha T. Dudman	2005	2,320,145	39,317
David B. Woodside	2005	2,321,215	38,246
Robert C. Carter	2006	2,314,915	44,546
Peter Dodge	2006	2,312,009	47,452
John P. McCurdy	2006	2,311,897	47,564
Scott G. Toothaker	2006	2,284,976	74,484

Continuing members of the Board of Directors were as follows:

Name	Position	Current Term Expires

Ruth S. Foster	Director	2004
Joseph M. Murphy	Director	2004
John P. Reeves	Chairman	2004
Thomas A. Colwell	Director	2005
Dwight L. Eaton	Director	2005
Cooper F. Friend	Director	2005

The vote to set the number of Directors for the ensuing year at fourteen was as follows:

For	Against	Abstain

2,228,075	40,425	96,654

The Vote to ratify the Board of Directors’ selection of Berry, Dunn, McNeil & Parker as independent auditors of the Company and its Subsidiaries for the ensuing year was as follows:

For	Against	Abstain

2,235,019	23,742	107,691

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

The Company Board of Directors has authorized the Company, subject to any applicable regulatory requirements, to enter into supplemental executive retirement plans with Joseph M. Murphy, President and CEO of the Company and BTI, Gerald Shencavitz, the Company's Chief Financial Officer, and Dean S. Read, President of the Bank.  The terms of those supplemental retirement plans have not been finalized as of the date of this report but are expected to provide for a stream of future payments in accordance with a defined vesting schedule upon retirement of the named executives, or in the event the executive leaves the Company following a change in control.  As of June 30, 2003 the Company has accrued sufficient amounts in accordance with generally accepted accounting principles, to provide for estimated payment obligations under the supplemental retirement plans once finalized and effective.  Implementation of these supplemental executive retirement plans is subject to compliance with any applicable regulatory requirements and to review and final approval by the Board of Directors, and execution and delivery by the Company and the named executive officers, of formal written agreements.

	10.2 Form of Company Chief Executive Officer Joseph M. Murphy Employment Contract	Incorporated by reference to Form 10-K Item 15(a)(10.2), filed with the Commission March 27, 2003.

	10.3 Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filed with the Commission on March 28, 2002. Commission Number 001-13349.

31.1	Rule 13a-14(a)/15d-14(a) Certifications Certification of Principal Executive Officer, dated August 14, 2003	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications Certification of Principal Financial Officer, dated August 14, 2003	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

(b) Reports on Form 8-K

Current reports on Form 8-K have been filed as follows:

Date Current Report Filed	Item	Description

7/30/03	7 and 12. Financial Statements, Proforma Financial Information and Exhibits	Reporting that the Company issued a press release announcing its results of operations for the three and six months ended June 30, 2003. A copy of the press release was included as exhibit 99.1.

4/10/03	5. Other Events

Reporting final and binding arbitration award in favor of Company with regard to Bonnie R. McFee, a former officer and employee of BTI in connection with her monetary demands for severance and other benefits under her employment agreement.

4/29/03	7 and 9. Regulation FD Disclosure (Results of Operations and Financial Condition)	Reporting that the Company issued a press release announcing its results of operations for the three months ended March 31, 2003. A copy of the press release was included as exhibit 99.1.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

/s/ Joseph M. Murphy

Date: August 14, 2003                                                      Joseph M. Murphy
                                                                               Chief Executive Officer

        /s/ Gerald Shencavitz

Date: August 14, 2003                                                      Gerald Shencavitz
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
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:
    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of this registrant’s controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.
  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
    all significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003                                  /s/ Joseph M. Murphy

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
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:
    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of this registrant’s controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.
  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
    all significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003                                       /s/ Gerald Shencavitz

                                                                            Gerald Shencavitz
                                                                            Chief Financial Officer