Form 10-Q/A
period 2003-06-30
BAR HARBOR BANKSHARES
filed 2003-08-14
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

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

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003.

Part II, Item 6 – Exhibit Table Items:

31.1 Inadvertently not labeled as Exhibit in original 10-Q filed August 14, 2003

31.2 Inadvertently not labeled as Exhibit in original 10-Q filed August 14, 2003

EXHIBIT 31.1

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

EXHIBIT 31.2

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

Date: August 14, 2003                                       /s/Gerald Shencavitz

                                                                        Gerald Shencavitz
                                                                        Chief Financial Officer

32.1 Inadvertently not included as attachment to original 10-Q filed August 14, 2003

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned executive officer of Bar Harbor Bankshares (the "Registrant") hereby certifies that the Registrant’s Form 10-Q for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Joseph M. Murphy

Date: August 14, 2003 Name: Joseph M. Murphy
Title: Chief Executive Officer

32.2 Inadvertently not included as attachment to original 10-Q filed August 14, 2003

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned executive officer of Bar Harbor Bankshares (the "Registrant") hereby certifies that the Registrant’s Form 10-Q for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Gerald Shencavitz

Date: August 14, 2003 Name: Gerald Shencavitz
Title: Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

                                                             /s/Joseph M. Murphy

Date: August 14, 2003                           Joseph M. Murphy
                                                            Chief Executive Officer

                                                            /s/Gerald Shencavitz

Date: August 14, 2003                      Gerald Shencavitz
                                                            Chief Financial Officer