Form 10-Q/A
period 2003-03-31
BAR HARBOR BANKSHARES
filed 2003-09-08
CIK 743367

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

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report of Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003. The Company has recently discovered that Exhibits 99.1 and 99.2, though appropriately referenced in the report, were inadvertently not included as attachments during the EDGARIZING of the Form 10-Q filed May 14, 2003.

Part II, Item 6 – Exhibit Table Items:

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned executive officer of Bar Harbor Bankshares (the "Registrant") hereby certifies that the Registrant’s Form 10-Q for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Joseph M. Murphy

Date: May 14, 2003                                                                     Name: Joseph M. Murphy
                                                                                                    Title: Chief Executive Officer

EXHIBIT 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned executive officer of Bar Harbor Bankshares (the "Registrant") hereby certifies that the Registrant’s Form 10-Q for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Gerald Shencavitz

Date: May 14, 2003                                                                     Name: Gerald Shencavitz
                                                                                                    Title: Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                            BAR HARBOR BANKSHARES

                                                                                                              /s/Joseph M. Murphy

 Date: September 8, 2003                                                                     Joseph M. Murphy
                                                                                                                Chief Executive Officer

                                                                                                            /s/Gerald Shencavitz

Date: September 8, 2003                                                                       Gerald Shencavitz
                                                                                                             Chief Financial Officer