Form 10-Q
period 2003-09-30
BAR HARBOR BANKSHARES
filed 2003-11-13
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarter ended: September 30, 2003	Commission File No. 841105-D

BAR HARBOR BANKSHARES

(Exact name of registrant as specified in its charter)

Maine	01-0393663

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 400
82 Main Street, Bar Harbor, ME	04609-0400

(Address of principal executive offices)	(Zip Code)

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

YES: (X)	NO: ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).

YES: ( )	NO: (X)

Number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 06, 2003

$2.00 Par Value	3,116,045

		Page
		No.
PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (unaudited)
	Independent Accountants’ Review Report	3
	Financial Statements:
	Consolidated Balance Sheets at September 30, 2003, and December 31, 2002	4
	Consolidated Statements of Income for the Three and Nine months ended September 30, 2003 and 2002	5
	Consolidated Statements of Changes in Shareholders’ Equity for the Nine months ended September 30, 2003 and 2002	6
	Consolidated Statements of Cash Flows for the Nine months ended September, 2003 and 2002	7
	Notes to Consolidated Financial Statements	8-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-34
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34-38
Item 4.	Disclosure Controls and Procedures	38
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	38-39
Item 2.	Changes in Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5	Other Information	39
Item 6	Exhibits and Reports on Form 8-K	40-41
Signatures		42

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
Bar Harbor Bankshares

We have reviewed the accompanying interim consolidated financial information of Bar Harbor Bankshares and Subsidiaries as of September 30, 2003, and for the nine-month and three-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
November 3, 2003

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(Dollars in thousands)

	September 30	December 31
	2003	2002
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$14,567	$11,529
Securities:
Available for sale, at market	120,246	128,826
Held to maturity (market value $34,418 and $32,077 at September 30, 2003 and December 31, 2002, respectively)	34,066	31,545
Other securities	1,641	1,929

Total securities	155,953	162,300
Loans	378,738	351,535
Allowance for loan losses	(5,265)	(4,975)

Loans, net of allowance	373,473	346,560
Premises and equipment, net	11,267	11,313
Goodwill	375	375
Other assets	23,309	21,741

TOTAL ASSETS	$578,944	$553,818

Liabilities
Deposits
Demand deposits	$53,069	$46,001
NOW accounts	57,815	50,172
Savings deposits	105,754	108,982
Time deposits	118,368	116,860

Total deposits	335,006	322,015
Securities sold under repurchase agreements	12,302	13,943
Borrowings from Federal Home Loan Bank	170,881	156,558
Other liabilities	7,358	7,466

TOTAL LIABILITIES	525,547	499,982

Shareholders’ equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares	7,287	7,287
Surplus	4,002	4,002
Retained earnings	48,086	45,994
Accumulated other comprehensive income
Unrealized appreciation on securities available for sale, net of taxes of $302 and $1,117 at September 30, 2003 and December 31, 2002, respectively	585	2,167
Unrealized appreciation on derivative instruments marked to market, net of tax of $132 and $93 at September 30, 2003 and December 31, 2002, respectively	256	180
Less: cost of 514,974 and 463,913 shares of treasury stock at September 30, 2003 and December 31, 2002, respectively	(6,819)	(5,794)

TOTAL SHAREHOLDERS’ EQUITY	53,397	53,836

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$578,944	$553,818

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
Interest and dividend income:
Interest and fees on loans	$5,932	$6,072	$17,803	$17,684
Interest and dividends on securities and federal funds	1,581	2,077	5,165	6,275

Total interest and dividend income	7,513	8,149	22,968	23,959

Interest expense:
Deposits	1,041	1,505	3,346	4,505
Securities sold under repurchase agreements	37	66	130	214
Other borrowings	1,650	1,696	4,930	4,904

Total interest expense	2,728	3,267	8,406	9,623

Net interest income	4,785	4,882	14,562	14,336
Provision for loan losses	120	275	420	875

Net interest income after provision for loan losses	4,665	4,607	14,142	13,461

Noninterest income:
Trust and other financial services	490	511	1,693	1,750
Service charges on deposit accounts	419	408	1,136	1,147
Other service charges, commissions and fees	62	37	161	109
Credit card service charges and fees	776	837	1,276	1,306
Other operating income	103	167	399	512
Net securities gains	103	214	868	319

Total noninterest income	1,953	2,174	5,533	5,143

Noninterest expenses:
Salaries and employee benefits	2,397	2,465	7,408	7,040
Occupancy expense	227	263	830	828
Furniture and equipment expense	421	389	1,121	1,128
Credit card expenses	499	596	829	931
Other operating expense	1,434	1,407	4,084	3,870

Total noninterest expenses	4,978	5,120	14,272	13,797

Income before income taxes and cumulative effect of accounting change	1,640	1,661	5,403	4,807
Income taxes	411	514	1,458	1,323

Net income before cumulative effect of accounting change	1,229	1,147	3,945	3,484
Less: cumulative effect of change in accounting for goodwill, net of tax of $128	—	—	—	(247)

Net Income	$1,229	$1,147	$3,945	$3,237

Computation of Net Income Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,201,712	3,203,701	3,150,461	3,229,398
Effect of dilutive employee stock options	85,704	43,755	64,058	43,755

Diluted	3,287,416	3,247,456	3,214,519	3,273,153
NET INCOME PER SHARE:
Basic before cumulative effect of accounting change	$0.39	$0.35	$1.25	$1.07
Cumulative effect of change in accounting for goodwill, net of income tax benefit	—	—	—	(0.07)

Basic	$0.39	$0.35	$1.25	$1.00

Diluted before cumulative effect of accounting change	$0.37	$0.35	$1.23	$1.06
Cumulative effect of change in accounting for goodwill, net of income tax benefit	—	—	—	(0.07)

Diluted	$0.37	$0.35	$1.23	$0.99

Dividends per share	$0.19	$0.19	$0.57	$0.57

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands, except per share data)
(unaudited)

				Accumulated
				Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders’
	Stock	Surplus	Earnings	Income	Stock	Equity
Balance December 31, 2001	$7,287	$4,002	$43,875	$1,707	$(4,333)	$52,538
Net income	—	—	3,237	—	—	3,237
Net unrealized appreciation on securities available for sale, net of tax of $279	—	—	—	542	—	542
Net unrealized appreciation on derivative instruments marked to market, net of tax of $90	—	—	—	176	—	176

Total comprehensive income	—	—	3,237	718	—	3,955
Cash dividends declared ($0.57 per share)	—	—	(1,839)	—	—	(1,839)
Purchase of treasury stock (64,565 shares)	—	—	—	—	(1,222)	(1,222)
Stock options exercised (4,637 shares)	—	—	(1)	—	91	90

Balance September 30, 2002	$7,287	$4,002	$45,272	$2,425	$(5,464)	$53,522

Balance December 31, 2002	$7,287	$4,002	$45,994	$2,347	$(5,794)	$53,836
Net income	—	—	3,945	—	—	3,945
Net unrealized depreciation on securities available for sale, net of realized gains, net of tax benefit of $815	—	—	—	(1,582)	—	(1,582)
Net unrealized appreciation on derivative instruments marked to market, net of tax of $39	—	—	—	76	—	76

Total comprehensive income	—	—	3,945	(1,506)	—	2,439
Cash dividends declared ($0.57 per share)	—	—	(1,795)	—	—	(1,795)
Purchase of treasury stock (60,835 shares)	—	—	—	—	(1,238)	(1,238)
Stock option exercises (9,774 shares)	—	—	(58)	—	213	155

Balance September 30, 2003	$7,287	$4,002	$48,086	$841	$(6,819)	$53,397

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands)
(unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$3,945	$3,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	827	835
Provision for loan losses	420	875
Gain on sale of other real estate owned	—	(11)
Realized gain on sale of securities AFS	(868)	(319)
Net amortization (accretion) of bond premium (discounts)	175	(89)
Goodwill impairment loss	—	375
Net change in other assets	(807)	(234)
Net change in other liabilities	(108)	986

Net cash provided by operating activities	3,584	5,655

Cash flows from investing activities:
Purchases of securities held to maturity	(2,857)	(4,526)
Proceeds from maturities, calls and principal pay downs of securities held to maturity	685	141
Purchases of securities available for sale	(94,664)	(65,841)
Proceeds from maturities, calls and principal pay downs of securities available for sale	65,346	21,715
Proceeds from sale of securities available for sale	35,845	22,174
Net decrease in other securities	288	1,632
Net loans made to customers	(27,203)	(40,788)
Capital expenditures	(781)	(316)

Net cash used in investing activities	(23,341)	(65,809)

Cash flows from financing activities:
Net increase in deposits	12,991	39,070
Net change in securities sold under repurchase agreements	(1,641)	(2,647)
Proceeds from Federal Home Loan Bank advances	19,000	51,240
Repayment of Federal Home Loan Bank advances	(17,477)	(25,433)
Net change in short term borrowed funds	12,800	(3,000)
Purchase of treasury stock	(1,238)	(1,222)
Proceeds from employee stock option exercises	155	90
Payments of dividends	(1,795)	(1,839)

Net cash provided by financing activities	22,795	56,259

Net increase/(decrease) in cash and cash equivalents	3,038	(3,895)
Cash and cash equivalents at beginning of period	11,529	17,355

Cash and cash equivalents at end of period	$14,567	$13,460

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8,406	$9,623
Income taxes, net of refunds	$1,458	$1,324
Non-cash transactions:
Transfer from loans to other real estate owned	$(46)	$100
Acquired other real estate owned	$335	—

See Independent Accountants’ Review Report. The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The income reported for the nine months ended September 30, 2003 is not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Note 2: Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 149 – This statement is effective for contracts entered into or modified after September 30, 2003, except as stated below, and for hedging relationships designated after September 30, 2003. The guidance should be applied prospectively.

The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 does not affect the Company’s consolidated financial condition and results of operations.

SFAS No. 150 - In May 2003, FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this Statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. This Statement is not expected to have a material effect on the Company’s consolidated financial statements.

Financial Accounting Standards Board (FASB) Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"(FIN 45), an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued in November 2002.

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

Note 3: Line of Business Reporting

The Company manages and operates two major lines of business: Community Banking and Financial Services. Community Banking, through the wholly owned subsidiary Bar Harbor Banking and Trust Company (the “Bank”), includes lending and deposit-gathering activities and related services to businesses and consumers. Financial Services, through the wholly owned subsidiary BTI Financial Group (“BTI”) and its three operating subsidiaries, includes Dirigo Investments, Inc., a NASD registered broker-dealer; Block Capital Management, an SEC registered investment advisor; and Bar Harbor Trust Services, a Maine chartered trust company. The business lines are identified by the entities through which the product or service is delivered.

The reported lines of business results reflect the underlying core operating performance within the business units. “Other” is comprised of inter-company eliminations and parent company only items.

Selected segment information is included in the following tables.

THREE MONTHS ENDED SEPTEMBER 30, 2003
(Dollars in thousands)
(Unaudited)

	Community	Financial		Consolidated
	Banking	Services	Other	Totals
Net interest income	$4,780	$5	$—	$4,785
Provision for loan losses	120	—	—	120

Net interest income after provision	4,660	5	—	4,665
Noninterest income	1,537	525	(109)	1,953
Noninterest expense	4,003	831	144	4,978

Income (loss) before income taxes	2,194	(301)	(253)	1,640
Income taxes (benefit)	600	(103)	(86)	411

Net income (loss)	$1,594	$(198)	$(167)	$1,229

THREE MONTHS ENDED SEPTEMBER 30, 2002
(Dollars in thousands)
(Unaudited)

	Community	Financial		Consolidated
	Banking	Services	Other	Totals
Net interest income(expense)	$4,883	$(1)	$—	$4,882
Provision for loan losses	275	—	—	275

Net interest income(expense) after provision	4,608	(1)	—	4,607
Noninterest income	1,704	531	(61)	2,174
Noninterest expense	4,072	879	169	5,120

Income (loss) before income taxes	2,240	(349)	(230)	1,661
Income taxes (benefit)	667	(74)	(79)	514

Net income (loss)	$1,573	$(275)	$(151)	$1,147

NINE MONTHS ENDED SEPTEMBER 30, 2003
(Dollars in thousands)
(Unaudited)

	Community	Financial		Consolidated
	Banking	Services	Other	Totals
Net interest income	$14,546	$16	$—	$14,562
Provision for loan losses	420	—	—	420

Net interest income after provision	14,126	16	—	14,142
Noninterest income	3,983	1,797	(247)	5,533
Noninterest expense	11,313	2,441	518	14,272

Income (loss) before income taxes	6,796	(628)	(765)	5,403
Income taxes (benefit)	1,932	(214)	(260)	1,458

Net income (loss)	$4,864	$(414)	$(505)	$3,945

NINE MONTHS ENDED SEPTEMBER 30, 2002
(Dollars in thousands)
(Unaudited)

	Community	Financial		Consolidated
	Banking	Services	Other	Totals
Net interest income	$14,317	$19	$—	$14,336
Provision for loan losses	875	—	—	875

Net interest income after provision	13,442	19	—	13,461
Noninterest income	3,508	1,810	(175)	5,143
Noninterest expense	10,630	2,771	396	13,797

Income (loss) before income taxes	6,320	(942)	(571)	4,807
Income taxes (benefit)	1,816	(298)	(195)	1,323

Net income (loss) before cumulative effect of accounting change	4,504	(644)	(376)	3,484
Cumulative effect of change in accounting for goodwill, net of tax benefit	—	(247)	—	(247)

Net income (loss)	$4,504	$(891)	$(376)	$3,237

Note 4: Goodwill

During the first half of 2002, the Company completed implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires most goodwill to be tested for impairment at least annually, rather than amortized over a period of time. The Company estimated the value of goodwill utilizing several standard valuation techniques, including discounted cash flow analysis, as well as an estimation of the impact of current business conditions on the long-term value of the goodwill carried on the balance sheet. Management and the Board of Directors determined the impact of the overall deterioration of the stock and bond markets on investor activities within its target market area had negatively impacted the value of the Company’s goodwill balance related to the acquisition of Dirigo Investments, Inc., its broker-dealer subsidiary of BTI. This resulted in an estimation of impairment of $247 thousand, net of tax, recorded during the quarter ended March 31, 2002. As of June 30, 2003 and 2002, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined there has been no additional impairment.

Note 5: Derivative Financial Instruments

At September 30, 2003 the Company had three interest rate swap agreements, each with notional principal amounts of $10 million. The interest rate swap agreements are used to hedge prime-based home equity loans to fixed rates of 6.425%, 6.040% and 6.250%, and mature in April 2004, September 2007 and January 2009, respectively. The swap agreements are designated as cash flow hedges since they convert a portion of the loan portfolio from a variable rate, based upon the prime rate, to a fixed rate. The hedge relationships are estimated to be 100% effective; therefore, there is no impact on the statement of income based on changes in fair value. The interest rate swap agreements are recorded in other assets at their total fair value of $388 thousand, with the change in fair value recorded as other comprehensive income in the statement of changes in shareholders’ equity. At September 30, 2002, the Company held one interest rate swap agreement with a notional amount of $10 million.

Note 6: Stock Options

The Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan (“ISO”) for officers and employees was established October 3, 2000, providing for the issuance of up to 450 thousand shares of common stock. The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted.

The Company accounts for these options in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As the exercise price of each option equals the market price of the Company’s stock on the date of grant, no compensation cost has been recognized for the plan. Had compensation costs for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three and nine month periods would have been reduced to the pro forma amounts indicated below (in thousands except for per-share data):

THREE MONTHS ENDED SEPTEMBER 30, 2003		Earnings Per Share
	Net Income	Basic	Diluted
As reported	$1,229	$0.39	$0.37
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	25	0.01	0.01

Pro forma	$1,204	$0.38	$0.36

THREE MONTHS ENDED SEPTEMBER 30, 2002		Earnings Per Share
	Net Income	Basic	Diluted
As reported	$1,147	$0.35	$0.35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	24	0.01	0.01

Pro forma	$1,123	$0.34	$0.34

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants: dividend yield of 3.30% in 2003 and 4.04% in 2002, risk-free interest rate of 2.38% in 2003 and 1.88% in 2002, expected life of 3.5 years, and expected volatility of 11% in 2003 and 12% in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003		Earnings Per Share
	Net Income	Basic	Diluted
As reported	$3,945	$1.25	$1.23
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	78	0.02	0.02

Pro forma	$3,867	$1.23	$1.21

NINE MONTHS ENDED SEPTEMBER 30, 2002		Earnings Per Share
	Net Income	Basic	Diluted
As reported	$3,237	$1.00	$0.99
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	71	0.02	0.02

Pro forma	$3,166	$0.98	$0.97

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants: dividend yield of 3.30% in 2003 and 4.04% in 2002, risk-free interest rate of 2.38% in 2003 and 1.88% in 2002, expected life of 3.5 years, and expected volatility of 11% in 2003 and 12% in 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Form 10-Q. The purpose of this discussion is to highlight significant changes in the financial condition and results of operations of the Company and its subsidiaries.

Certain information is discussed on a fully taxable equivalent basis. Specifically, included in third quarter 2003 and 2002 net interest income was $472 and $394 thousand of tax-exempt interest income from certain tax-exempt investment securities and loans, which effectively resulted in a tax-equivalent adjustment of $179 and $164 thousand, respectively. For the nine-months ended September 30, 2003 and 2002, tax-exempt interest income included in net interest income amounted to $1,218 and $1,089 thousand, effectively resulting in a $522 and $445 thousand reduction of the Company’s tax expense, respectively. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations.

Certain amounts for prior periods have been reclassified to conform with the presentation used currently.

Unless otherwise noted, all dollars are expressed in thousands except per share data.

FORWARD LOOKING STATEMENTS DISCLAIMER

The following discussion, as well as certain other statements contained in this Form 10-Q, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of the Private Securities Litigation and Reform Act of 1995 (the “PSLRA”). You can identify these forward-looking statements by the use of words like “strategy,” “expects,” “plans,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets,” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. For these statements, the Company claims the protection of the safe harbor for forward-looking statements provided by the PSLRA.

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

Management believes the allowance for loan losses is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses, which is established through a charge to the provision for loan losses, is based on management’s evaluation of the level of allowance required in relation to the loss exposure in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of “Credit Risk” in the “Risk Management” section of this report for a detailed description of management’s estimation process and methodology related to the reserve for loan losses.

Management utilizes numerous techniques to estimate the value of various assets held by the Company. Management utilized various methods to determine the appropriate carrying value of goodwill as required under Statement of Financial Accounting Standards (“SFAS”) No. 142. At September 30, 2003, the carrying value of goodwill amounted to $375. Goodwill from a purchase acquisition is subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other assets including, but not limited to, premises and equipment, mortgage servicing rights, and the overall collectibility of loans and receivables. The use of different estimates or assumptions could produce different estimates of carrying value.

OVERVIEW

The Company reported net income of $1,229 or fully diluted earnings per share of 37 cents, for the three months ended September 30, 2003, compared with $1,147, or fully diluted earnings per share of 35 cents for the same period a year earlier, representing increases of 7.1% and 5.7% respectively. The return on average assets and average shareholders’ equity amounted to 0.87% and 9.29% respectively, compared with 0.86% and 8.62% for the third quarter of 2002.

For the nine months ended September 30, 2003, net income amounted to $3,945 or fully diluted earnings per share of $1.23, compared with $3,237 or fully diluted earnings per share of $0.99 for the same period in 2002, representing increases of $708 and 24 cents, or 21.9% and 24.2% respectively. The return on average assets and average shareholders’ equity amounted to 0.95% and 9.88% respectively, compared with 0.85% and 8.23% for the first nine months of 2002.

Included in prior year earnings was an after tax charge of $247 recorded in the first quarter, resulting from the cumulative effect of a change in accounting required by the adoption of a new accounting standard, SFAS No. 142, “Goodwill and Other Intangible Assets”. Excluding this adjustment, the increases in net income and fully diluted earnings per share for the nine months ended September 30, 2003 compared with the same period in 2002 amounted to 13.2% and 16.0%, respectively.

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

For the quarter ended September 30, 2003, net interest income on a fully tax equivalent basis amounted to $4,964, compared with $5,046 during the same quarter in 2002, representing a decrease of $82, or 1.7%. The decline in net interest income was attributed to the net interest margin, which during the third quarter of 2002 amounted to 4.08% compared with 3.73% during the current quarter.

For the nine month period ended September 30, 2003, net interest income on a fully tax equivalent basis amounted to $15,084, compared with $14,781 for the same period in 2002, representing an increase of $303, or 2.0%. The increase in net interest income was principally attributed to average earning asset growth of $44,788, or 9.5% between periods, as the net interest margin declined 29 basis points.

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

Net Interest Income Analysis: The following tables set forth an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and nine months ended September 30, 2003, and 2002, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002

	2003	2003	2003	2002	2002	2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$375,792	$5,942	6.27%	$331,480	$6,080	7.28%
Investment securities (3)	149,423	1,733	4.60%	149,836	2,165	5.73%
Fed funds sold, money market funds, and time deposits with other banks	3,151	17	2.14%	9,766	69	2.80%

Total Investments	152,574	1,750	4.55%	159,602	2,234	5.55%

Total Earning Assets	528,366	7,692	5.78%	491,082	8,314	6.72%
Non Interest Earning Assets:
Cash and due from banks	9,627			11,055
Other assets (2)	30,093			29,950

Total Assets	$568,086			$532,087

Interest Bearing Liabilities:
Deposits	$277,408	$1,041	1.49%	$265,703	$1,506	2.25%
Securities sold under repurchase agreements	12,145	37	1.21%	12,231	66	2.14%
Other borrowings	166,660	1,650	3.93%	143,669	1,696	4.68%

Total Borrowings	178,805	1,687	3.74%	155,900	1,762	4.48%

Total Interest Bearing Liabilities	456,213	2,728	2.37%	421,603	3,268	3.08%
Rate Spread			3.41%			3.64%
Non Interest Bearing Liabilities:
Demand deposits	50,203			48,345
Other liabilities	8,611			8,789

Total Liabilities	515,027			478,737
Shareholders’ Equity	53,059			53,350

Total Liabilities and Shareholders’ Equity	$568,086			$532,087

Net Interest Income and Net Interest Margin (3)		4,964	3.73%		5,046	4.08%
Less: Tax Equivalent Adjustment		(179)			(164)

Net Interest Income		$4,785	3.59%		$4,882	3.94%

(1)	For purposes of these computations, non-accrual loans are included in average loans.

(2)	For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3)	For purposes of these computations, reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
NINE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002

	2003	2003	2003	2002	2002	2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$363,075	$17,834	6.57%	$318,639	$17,708	7.43%
Investment securities (3)	150,810	5,607	4.97%	146,402	6,567	6.00%
Fed funds sold, money market funds, and time deposits with other banks	2,995	49	2.19%	7,051	129	2.45%

Total Investments	153,805	5,656	4.92%	153,453	6,696	5.83%

Total Earning Assets	516,880	23,490	6.08%	472,092	24,404	6.91%
Non Interest Earning Assets:
Cash and due from banks	7,993			9,561
Other assets (2)	29,847			27,038

Total Assets	$554,720			$508,691

Interest Bearing Liabilities:
Deposits	$273,238	$3,346	1.64%	$253,814	$4,505	2.37%
Securities sold under repurchase agreements	12,293	130	1.41%	12,735	214	2.25%
Other borrowings	163,461	4,930	4.03%	142,130	4,904	4.61%

Total Borrowings	175,754	5,060	3.85%	154,865	5,118	4.42%

Total Interest Bearing Liabilities	448,992	8,406	2.50%	408,679	9,623	3.15%
Rate Spread			3.58%			3.76%
Non Interest Bearing Liabilities:
Demand deposits	43,566			41,880
Other liabilities	8,590			5,382

Total Liabilities	501,148			455,941
Shareholders’ Equity	53,572			52,750

Total Liabilities and Shareholders’ Equity	$554,720			$508,691

Net Interest Income and Net Interest Margin (3)		15,084	3.90%		14,781	4.19%
Less: Tax Equivalent Adjustment		(522)			(445)

Net Interest Income		$14,562	3.77%		$14,336	4.06%

(1)	For purposes of these computations, non-accrual loans are included in average loans.

(2)	For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3)	For purposes of these computations, reported on a tax equivalent basis.

Net Interest Margin Summary: The following table summarizes the net interest margin components over the last seven quarters. Factors contributing to the changes in net interest income and the net interest margin are outlined in the succeeding discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

		2003		2002

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

	Average	Average	Average	Average	Average	Average	Average
	Rate	Rate	Rate	Rate	Rate	Rate	Rate
Interest Earning Assets:
Loans (1,2)	6.27%	6.67%	6.79%	6.97%	7.28%	7.46%	7.57%
Investment securities (2)	4.60%	5.08%	5.29%	5.31%	5.73%	5.75%	6.13%
Fed funds sold, money market funds, and time deposits with other banks	2.14%	2.15%	2.32%	1.54%	2.80%	1.85%	1.98%
Total Investments	4.55%	5.03%	5.23%	5.20%	5.55%	5.66%	5.90%
Total Earning Assets	5.78%	6.19%	6.30%	6.39%	6.72%	6.88%	6.99%
Interest Bearing Liabilities:
Deposits	1.49%	1.67%	1.79%	1.97%	2.25%	2.42%	2.46%
Securities sold under repurchase agreements	1.21%	1.45%	1.58%	2.05%	2.14%	2.27%	2.32%
Other borrowings	3.93%	3.99%	4.19%	4.52%	4.68%	4.47%	4.69%
Total Borrowings	3.74%	3.83%	3.99%	4.30%	4.48%	4.31%	4.46%
Total Interest Bearing Liabilities	2.37%	2.53%	2.64%	2.83%	3.08%	3.16%	3.22%
Rate Spread	3.40%	3.66%	3.66%	3.56%	3.64%	3.73%	3.77%
Net Interest Margin (2)	3.73%	3.97%	4.03%	3.96%	4.08%	4.14%	4.25%
Net Interest Margin w/o Tax Equivalent Adjustments	3.59%	3.83%	3.90%	3.83%	3.94%	4.03%	4.12%

(1)  For purposes of these computations, non-accrual loans are included in average loans.

(2)  For purposes of these computations, reported on a tax equivalent basis.

During the quarter ended September 30, 2003 the net interest margin amounted to 3.73%, representing a decline of 35 basis points compared with the same quarter in 2002. For the nine months ended September 30, 2003, the net interest margin amounted to 3.90%, compared with 4.19% for the same period in 2002, representing a decline of 29 basis points.

The prolonged, historically low interest rate environment has caused sharp yield declines on the Company’s variable rate earning assets and accelerated payment speeds on fixed rate earning assets. From the third quarter of 2002 to the current quarter, the decline in the average yield on interest earning assets exceeded the decline in the rate paid on interest bearing liabilities by 23 basis points.

The Company’s asset sensitive balance sheet has pressured the net interest margin over the past several quarters as interest rates declined to historical lows. This trend was most profound during the quarter ended June 30, 2003, with the yield on the benchmark 10-year Treasury note dropping to as low as 3.07% and the federal funds targeted rate falling to 1.00%, in both cases representing forty-five year lows. While longer-term interest rates increased over 100 basis points during the third quarter and prepayment speeds slowed, the Company’s net interest margin declined 24 basis points. This decline was principally attributed to the closing of re-financed loans where commitments had been made in the second quarter, combined with accelerated premium amortization on mortgage-backed securities, also reflecting record setting second quarter re-financing activity. This activity has recently slowed with the net interest margin beginning to stabilize.

During the first nine months of 2003 the Company pursued a number of strategies to ensure a reasonably stable net interest margin in an extended low interest rate environment, while continuing to manage exposure to rising rates over the longer-term horizon. These strategies included a repositioning of a portion of the investment securities portfolio, the addition of two $10 million interest rate swap agreements, the successful marketing of a 10-year fully amortizing mortgage product, and a reinforcement of the Company’s conservative posture with respect to the pricing of loan and deposit products.

As more fully described under Item 3 of this report, Interest Rate Risk, the Company’s balance sheet continues to be asset sensitive, positioning it well for rising rates and an improving economy.

Interest Income: For the quarter ended September 30, 2003, total interest income, on a fully tax equivalent basis, amounted to $7,692 compared with $8,314 for the same quarter in 2002, representing a decline of $622, or 7.5%.

For the nine months ended September 30, 2003, total interest income, on a tax equivalent basis, amounted to $23,490, compared with $24,404 for the same period in 2002, representing a decline of $914, or 3.7%. Contributing to this change was an 83 basis point decrease in the yield on average earning assets between periods, reflecting declines in the Fed Funds targeted rate and parallel shifts in the U.S. Treasury yield curve. The decline in total interest income attributed to lower yields was largely offset by growth in average earning assets, which increased $44,788 or 9.5%, compared with the same period in 2002.

Average earning assets as a percent of average total assets increased between periods, amounting to 93.2% for the nine months ended September 30, 2003, compared with 92.8% for the same period in 2002.

Interest Expense – Total interest expense for the quarter ended September 30, 2003 amounted to $2,728 compared with $3,268 for the same quarter in 2002, representing a decrease of $540, or 16.5%.

For the nine months ended September 30, 2003, total interest expense amounted to $8,406 compared with $9,623 for the same period in 2002, representing a decrease of $1,217, or 12.6%. The decrease in interest expense was principally attributed to a 65 basis point decline in the average cost of interest bearing liabilities between periods, from 3.15% during the first nine months of 2002 to 2.50% for the same period in 2003.

The cost of interest bearing deposits declined 76 basis points to 1.49% in the current quarter, compared with the third quarter of 2002, and was reflective of the declining interest rate environment including the continued replacement of maturing time deposits at lower rates.

The cost of borrowings declined 74 basis points to 3.74% in the current quarter, compared with the third quarter of 2002. Consistent with its asset and liability management strategies, the Company’s borrowings generally have longer maturities than the funding provided by deposits in order to preserve the sensitivity of net interest income in a rising rate environment. While the use of longer maturity borrowings to fund earning assets naturally results in less net interest income, they more closely match the maturities of fixed rate earning assets being added to the Company’s balance sheet. The Company has been deliberate in its efforts to hedge the interest rate risk associated with the addition of fixed rate earning assets to the balance sheet during a period of historically low interest rates, and is positioned to benefit from rising rates and an improving economy.

Comparing the third quarter 2003 with 2002, the decline in total interest expense resulting from lower interest rates was offset in part by a $34,610 increase in total average interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS SEPTEMBER 30, 2002
INCREASES (DECREASES) DUE TO:

	Average	Average	Net
	Volume	Rate	Interest Income
Loans (1)	$1,427	$(1,565)	$(138)
Taxable investment securities	(19)	(440)	(459)
Non-taxable investment securities (1)	18	9	27
Fed funds sold, money market funds, and time deposits with other banks	(39)	(13)	(52)

TOTAL EARNING ASSETS	1,387	(2,009)	(622)

Deposits	69	(534)	(465)
Securities sold under repurchase agreements	—	(29)	(29)
Other borrowings	509	(555)	(46)

TOTAL INTEREST BEARING LIABILITIES	578	(1,118)	(540)

NET CHANGE IN NET INTEREST INCOME (1)	$809	$(891)	$(82)

     (1)  Reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS SEPTEMBER 30, 2002
INCREASES (DECREASES) DUE TO:

	Average	Average	Net
	Volume	Rate	Interest Income
Loans (1)	$2,242	$(2,116)	$126
Taxable investment securities	118	(1,256)	(1,138)
Non-taxable investment securities (1)	94	84	178
Fed funds sold, money market funds, and time deposits with other banks	(68)	(12)	(80)

TOTAL EARNING ASSETS	2,386	(3,300)	(914)

Deposits	375	(1,534)	(1,159)
Securities sold under repurchase agreements	(7)	(77)	(84)
Other borrowings	(686)	712	26

TOTAL INTEREST BEARING LIABILITIES	(318)	(899)	(1,217)

NET CHANGE IN NET INTEREST INCOME (1)	$2,704	$(2,401)	$303

     (1)  Reported on a tax-equivalent basis.

Other Operating Income and Expenses

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. Likewise, non-interest expense represents a significant category of expense for the Company.

For the quarter ended September 30, 2003, total non-interest income amounted to $1,953 compared with $2,174 for the same quarter in 2002, representing a decrease of $221, or 10.2%. For the nine months ended September 30, 2003 total non-interest income amounted to $5,533, compared with $5,143 for the same period in 2002, representing an increase of $390, or 7.6%.

Total non-interest expense amounted to $4,978 for the quarter ended September 30, 2003, compared with $5,120 in the third quarter of 2002, representing a decrease of $142, or 2.8%. For the nine months ended September 30, 2003, total non-interest expense amounted to $14,272, compared with $13,797 for the same period in 2002, representing an increase of $475, or 3.4%.

As more fully disclosed in Note 3 to the consolidated financial statements, the Company manages and operates two major lines of business: Community Banking and Financial Services. The following discussion and analysis of other operating income and expenses focuses on each business segment separately:

COMMUNITY BANKING
Three Months Ended September 30, 2003 and 2002

	2003	2002	Change	Change
Non-interest income	$1,537	$1,704	$(167)	–	9.8%
Non-interest expense	$4,003	$4,072	$(69)	–	1.7%

Nine Months Ended September 30, 2003 and 2002

	2003	2002	Change	Change
Non-interest income	$3,983	$3,508	$475	13.5%
Non-interest expense	$11,313	$10,630	$683	6.4%

Non-interest Income: For the three and nine months ended September 30, 2003, non-interest income from Community Banking represented 78.7% and 72.0% of the Company’s total non-interest income, respectively, compared with 78.4% and 68.2% during the same periods in 2002.

For the quarter ended September 30, 2003, the Bank’s non-interest income amounted to $1,537, compared with $1,704 during the same quarter in 2002, representing a decrease of $167 or 9.8%. The decline in non-interest income was principally attributed to net gains on the sale of securities, which for the quarter ended September 30, 2003 amounted to $103, or $111 lower than the same quarter in 2002. Also contributing to the decline was the income from the Bank’s merchant credit card program, which lagged prior year levels by $61, or 7.3%. The decline in merchant processing and credit card income was driven by lower transaction volumes compared with the prior year, and was more than offset by a $97 decline in the corresponding processing expenses.

For the nine-months ended September 30, 2003, total non-interest income amounted to $3,983, representing an increase of $475, or 13.5%, compared with the same period in 2002. The increase in non-interest income was principally the result of a $549 increase in net gains on the sale of investment securities, which amounted to $868, compared with $319 during the nine-months ended September 30, 2002. Market interest rates presented opportunities to reposition a portion of the Bank’s investment securities portfolio, particularly in light of accelerated pre-payment speeds on certain mortgaged backed securities held in the available for sale portfolio. There is no assurance that the recording gains on the sale of securities will continue in future periods at these levels. It is important to note, however, that the available for sale investment securities portfolio is managed on a total return basis, in concert with well-structured asset and liability management policies established by the Bank’s Board of Directors. The Bank will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and its needs for liquidity.

For the nine months ended September 30, 2003, service charges on deposit accounts declined $11, or 1.0%, compared with the same period in 2002. The decline was principally attributed to continued consolidation of small balance accounts, customers modifying their behavior with respect to overdraft activity, and lower transaction volumes compared with the prior year. Income from mortgage servicing declined between periods, as the Bank has been holding originated mortgages while the pre-payment speeds on its serviced mortgage loan portfolio increased dramatically in reaction to historically low interest rates. Merchant processing and credit card income was lagging prior year levels by $30, but was more than offset by a $102 decline in related processing expenses.

Non-interest Expense: For the three and nine months ended September 30, 2003, non-interest expense from Community Banking represented 80.4% and 79.3% of the Company’s total non-interest expense respectively, compared with 79.5% and 77.0% for the same periods in 2002.

Led by a decline in merchant credit card processing expense, for the three months ended September 30, 2003, the Bank’s total non-interest expense amounted to $4,003 compared with $4,072 during the third quarter of 2002, representing a decrease of $69, or 1.7%.

For the nine months ended September 30, 2003, total non-interest expense amounted to $11,313 compared with $10,630 during the same period in 2002, representing an increase of $683, or 6.4%. The increase in non-interest expense was principally attributed to a 7.1% increase in salary and employee benefits expenses, reflecting strategic additions to staff, employee compensation increases, and increases in subsidized employee health insurance, and deferred compensations. Current year non-interest expense was also impacted by a $95 write-down of obsolete supplies inventory, $35 of which was recorded in the third quarter. Increases in non-interest expense were offset in part by an 11.0% decrease in merchant processing and credit card expense, attributed to lower transaction volumes than experienced in the prior year.

FINANCIAL SERVICES
Three Months Ended September 30, 2003 and 2002

	2003	2002	Change	Change
Non-interest income	$525	$531	$(6)	-1.1%
Non-interest expense	$831	$879	$(48)	-5.5%

Nine Months Ended September 30, 2003 and 2002

	2003	2002	Change	Change
Non-interest income	$1,797	$1,810	$(13)	-0.7%
Non-interest expense	$2,441	$2,771	$(330)	-11.9%

Non-interest income: For the three and nine months ended September 30, 2003, non-interest income from financial services offered at BTI Financial Group (“BTI”) represented 26.9% and 32.5% of the Company’s total non-interest income respectively, compared with 24.4% and 35.2% during the same periods in 2002.

For the three months ended September 30, 2003, non-interest income at BTI amounted to $525, compared with $531 during the same quarter in 2002, representing a decrease of $6, or 1.1%.

For the nine months ended September 30, 2003, non-interest income amounted to $1,810, representing a decline of $13 or 0.7%, compared with the same period in 2002.

Fee income at Bar Harbor Trust Services (“Trust”) and Block Capital Management (“Block”) has been impacted by a year-over-year decline in the market values of assets under management, which at September 30, 2003 stood at $171.0 million. While equity markets and managed asset portfolio performance have shown strength during 2003, these gains have been more than offset by closed accounts, in particular, two large relationships amounting to approximately $14 million. Fees charged to clients are derived principally from the market values of managed assets. For the nine-months ended September 30, 2003, total revenue at Block and Trust amounted to $1,325, compared with $1,456 during the same period in 2002, representing a decline of $131, or 9.0%.

Total third quarter revenue at Dirigo Investments, Inc. (“Dirigo”), amounted to $109, compared with $98 during the third quarter of 2002, representing an increase of $11, or 11.2%. For the nine-months ended September 30, 2003, total revenue at Dirigo amounted to $381, representing an increase of $25, or 7.1%.

BTI receives inter-company income in connection with the occupation of its headquarters complex in Ellsworth, Maine by the Bank and Bar Harbor Bankshares. During 2003 these affiliates expanded their occupancy of the building, increasing BTI’s inter-company revenue by $44 during the nine months ended September 30, 2003, compared with the same period last year.

Non-interest expense: For the three and nine months ended September 30, 2003, non-interest expense from BTI operations represented 16.7% and 17.1% of the Company’s total non-interest expense, compared with 17.2% and 20.1% during the same periods in 2002, respectively.

For the quarter ended September 30, 2003, BTI’s non-interest expense amounted to $831, compared with $879 during the same quarter in 2002, representing a decrease of $48, or 5.5%. Third quarter non-interest expenses were impacted by the write-off of $16 in leasehold improvements associated with the downsizing of the Bangor office, an employee severance payment of $8, and costs associated with the hiring of a President & CEO.

For the nine months ended September 30, 2003, total non-interest expense amounted to $2,441, compared with $2,771 during the same period in 2002, representing a decrease of $330, or 11.9%. The decline in non-interest expense between periods was attributed to a combination of factors. Salaries and employee benefit expenses declined $296 or 22.1% compared with the same period in 2002, and were principally the result of management and staffing changes. Occupancy expenses declined between periods, resulting from the downsizing of the Bangor, Maine office in late 2002 and the occupation of additional space in the BTI headquarters complex by affiliates of BTI. Expense reductions were also achieved in a variety of other operating areas as BTI continued pursuing austerity initiatives to improve overall operating efficiency.

Income Taxes

The Company’s effective tax rate for the three and nine-month periods ended September 30, 2003 amounted to 25.1% and 27.0% respectively, compared with 30.9% and 27.5% for the same periods in 2002. The income tax provisions for these periods is less than the expense that would result from applying the federally statutory rate of 34% to income before income taxes principally because of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

FINANCIAL CONDITION

Total Assets

At September 30, 2003 total assets amounted to $578,944 representing a increase of $25,126 or 4.5% compared with December 31, 2002, and an increase of $30,541 or 5.6% compared with the same date in 2002.

The increase in total assets over December 31, 2002 was entirely attributed to growth in the Bank’s consumer and commercial loan portfolios, amounting to $27,203. Loan growth was principally funded by an increase of $12,991 in deposits and $6,347 in cash flow from the investment securities portfolio. The balance was funded with borrowings from the Federal Home Loan Bank of Boston.

Loan Portfolio

     The loan portfolio is primarily secured by real estate in the counties of Hancock and Washington, Maine. The following table represents the components of the Bank’s loan portfolio as of September 30, 2003, December 31, 2002 and September 30, 2002.

LOAN PORTFOLIO SUMMARY

	September 30,	December 31,	September 30,
	2003	2002	2002
Real estate loans:
Construction and development	$14,312	$16,270	$16,535
Mortgage	303,455	287,990	273,658
Loans to finance agricultural production and other loans to farmers	11,772	11,053	11,056
Commercial and industrial loans	30,144	20,010	21,780
Loans to individuals for household, family and other personal expenditures	11,977	12,818	13,109
All other loans	5,997	2,684	2,299
Real estate under foreclosure	1,081	710	100

TOTAL LOANS	$378,738	$351,535	$338,537
Less: Allowance for possible loan losses	5,265	4,975	4,823

NET LOANS	$373,473	$346,560	$333,714

Total Loans: Total loans at September 30, 2003 amounted to $378,738, representing an increase of $27,203 or 7.7% compared with December 31, 2002, and an increase of $40,201 or 11.9%, compared with the same date in 2002.

The increase in loan balances compared with 2002 year-end in part reflects the seasonality of certain local businesses and their corresponding borrowing needs for carrying seasonal inventory and maintaining adequate operating cash flow. Loan growth during the first nine months of 2003 was led by approximately 60% growth in consumer loans, with the balance attributed to commercial loan growth.

The category of “all other loans” includes loans to tax-exempt municipalities. The Bank has aggressively pursued these relationships during 2003, as reflected by an increase of $3,313, or 123.4%.

The 11.9% overall growth in the loan portfolio compared with September 30, 2002 levels was led by strong consumer real estate lending. Origination activity has benefited from a favorable market interest rate environment, a stable local economy, and initiatives designed to expand the Bank’s product offerings and attract new customers while continuing to leverage its existing customer base.

At September 30, 2003 real estate loans comprised 83.9% of the loan portfolio, compared with 86.6% at December 31, 2002 and 85.7% at the same date in 2002. The continued strength in the local real estate markets, both residential and commercial, has led to record property values in the Bank’s market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no significant deterioration in the performance or risk characteristics of the real estate loan portfolio.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans at the dates indicated:

TOTAL NONPERFORMING LOANS

	September 30,	December 31,	September 30,
	2003	2002	2002
Loans accounted for on a non-accrual basis	$1,385	$986	$1,011
Accruing loans contractually past due 90 days or more	168	188	23

Total nonperforming loans	$1,553	$1,174	$1,034

Allowance for Loan Losses to Nonperforming Loans	339%	424%	466%
Non-Performing to Total Loans	0.41%	0.33%	0.31%
Allowance for Loan Losses to Total Loans	1.39%	1.42%	1.42%

At September 30, 2003, total non-performing loans amounted to $1,553, or 0.41% of total loans, compared with $1,174 or 0.33% at December 31, 2002, and $1,034 or 0.31% at the same date last year. While non-performing loans have increased moderately since year-end, they remain at relatively low levels and are not considered to be a reflection of an overall deterioration in the credit quality of loan portfolio.

While the non-performing loan ratios continued during the three month period ended September 30, 2003 to reflect favorably on the quality of the loan portfolio, the Bank is cognizant of soft economic conditions overall and weakness in certain industry segments in particular, and is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates, and other factors existing at the time.

Other Real Estate Owned: When a real estate loan goes to foreclosure and the Bank purchases the property, the property is transferred from the loan portfolio to Other Real Estate Owned (“OREO”) at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. At September 30, 2003, OREO amounted to $369, compared with $80 at December 31, 2002 and $100 at the same date a year earlier.

Allowance for Loan Losses and Provision: The allowance for loan losses (“Allowance”) is available to absorb losses on loans. The determination of the adequacy of the Allowance and provisioning for estimated losses is evaluated quarterly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration.

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

The Bank’s loan loss experience continued its positive trend between reporting periods. For the nine months ended September 30, 2003, net charge-offs amounted to $130, or 0.04% of total average loans, compared with $221, or 0.07% for the same period in 2002.

During the three and nine month periods ended September 30, 2003, the Bank provided $120 and $420 to the allowance for loan losses respectively, compared with $275 and $875 for the same periods in 2002. The decrease in the provision for loan losses reflects an overall strengthening in credit quality between periods, aided by low net charge-off experience. Since September 30, 2002 the allowance for loan losses has increased $442, or 9.2%.

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type for nine-month periods ended September 30, 2003 and 2002.

ALLOWANCE FOR LOAN LOSSES
Nine Months Ended
September 30, 2003 and 2002

	2003	2002
Balance at beginning of period	$4,975	$4,169
Charge offs:
Commercial, financial agricultural, others	58	94
Real estate:
Construction and development	4	—
Mortgage	121	115
Installments and other loans to individuals	98	174

Total charge offs	281	383

Recoveries:
Commercial, financial agricultural, others	20	113
Real estate:
Construction and development	—	—
Mortgage	79	9
Installments and other loans to individuals	52	40

Total recoveries	151	162

Net charge offs	130	221
Provision charged to operations	420	875

Balance at end of period	$5,265	$4,823

Average loans outstanding during period	$363,075	$318,639
Net charge offs to average loans outstanding during period	0.04%	0.07%

During the quarter ended September 30, 2003 there were no significant changes in the allocation of the allowance for loan losses by loan type. The following table presents the breakdown of the allowance by loan type as of September 30, 2003 and December 31, 2002.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	September 2003		December 2002

		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total loans	Amount	Total loans

Commercial, financial, and agricultural	$2,452	11.07%	$1,737	8.84%
Real estate mortgages:
Real estate-construction	89	3.78%	266	4.63%
Real estate-mortgage	1,882	80.41%	1,992	82.12%
Installments and other loans to individuals	259	3.16%	531	3.65%
Other	—	1.58%	—	0.76%
Unallocated	583	0.00%	449	0.00%

TOTAL	$5,265	100.00%	$4,975	100.00%

At September 30, 2003, the adequacy analysis resulted in a need for specific reserves of $3,712, general reserves of $622, impaired reserves of $348, and other reserves of $583.

Specific reserves are determined by way of individual review of commercial loan relationships in excess of $250, combined with reserves calculated against total outstanding loans by category using the Bank’s historical loss experience and other observable data. General reserves account for the risk and probable loss inherent in certain pools of industry and geographic concentrations within the loan portfolio. Impaired reserves consider all consumer loans over 90 days past due and impaired commercial loans which are fully reserved within the specific reserves via individual review and specific allocation of probable loss for loan relationships over $250, and pool reserves for smaller impaired loans. The Bank had no troubled debt restructurings during the nine months ended September 30, 2003 and 2002, and all of its impaired loans were considered collateral dependent and were adequately reserved.

There were no major changes in loan concentrations during the nine-month period ended September 30, 2003. However, changes were made to the allowance calculation to incorporate loss estimates relating to emerging issues in the blueberry industry, to which the Bank has extended credit, principally centered in Washington County, Maine. Over the past two years blueberry inventories have grown, as increased supplies have exceeded demand both here and abroad and prices had softened. During the 3rd quarter of 2003, industry sources are reporting strengthening prices, which we are cautiously optimistic will lessen this concern. At September 30, 2003, the adequacy analysis of the Allowance incorporates management’s estimate of inherent losses associated with this industry segment.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the Allowance for loan losses at September 30, 2003, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

Investment Securities Portfolio

For the three and nine months ended September 30, 2003, total average investment securities, including Federal Funds Sold, money market funds and time deposits with other banks, represented 28.9% and 29.8% of total interest earning assets respectively, compared with 32.5% during the same periods in 2002.

At September 30, 2003, total investment securities amounted to $155,953, compared with $162,300 at December 31, 2002 representing a decrease of $6,347, or 3.9%. Comparing September 30, 2003 totals with the same date in 2002, investment securities have decreased $12,321, or 7.3%.

The decline in investment securities from December 31, 2002 totals, principally reflects accelerated pay-downs of mortgage-backed securities and the exercise of callable features on certain government agency securities, the proceeds of which were partially utilized to fund loan growth. The year-over year decline in investment securities was attributed to strong loan growth, funded in part by cash flows from the investment securities portfolio.

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

Total deposits increased $12,991 from December 31, 2002 totals or 4.0%. At September 30, 2003 total deposits amounted to $335,006 compared with $330,903 at the same date in 2002, representing an increase of $4,103, or 1.2%.

A portion of the Company’s deposit base is seasonal in nature, with balances typically declining during Winter and early Spring while peaking in the Fall. Seasonal deposits have typically been used to pay down short-term borrowings. During the three months ended September 30, 2003, the rate of seasonal deposit inflows, particularly non-personal transaction account balances, has been lagging prior year trends.

Borrowed Funds

Borrowed funds principally consist of advances from the Federal Home Loan Bank (FHLB) and, to a lesser extent, securities sold under agreements to repurchase. Borrowings are principally utilized to support the Bank’s investment portfolio and fund loan growth.

At September 30, 2003 total borrowings from the FHLB amounted to $170,881, representing an increase of $14,323 compared with year-end totals. The increase was utilized to fund loan growth as the investment securities portfolio declined $6,347.

Compared with September 30, 2002, total FHLB borrowings have increased $27,174, or 18.9%. The increase in borrowed funds was used to fund loan originations, as loan growth outpaced deposit growth by $36,098 during the period.

At September 30, 2003 total borrowings expressed as a percent of total assets amounted to 31.6%, compared with 30.8% at the same date last year.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the third quarter of 2003 Bar Harbor Bankshares continued to be a “well capitalized” company according to applicable regulatory standards and maintained its strong capital position. The Company considers this vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

The Company and its banking subsidiary are subject to the risk based capital guidelines administered by the Bank’s principal regulators. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% (“Leverage Ratio”). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.

As of September 30, 2003, the Company and its banking subsidiary are considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum leverage ratio of at least 5%.

The following table sets forth the Company’s regulatory capital at September 30, 2003 and December 31, 2002, under the rules applicable at that date.

	September 30, 2003		December 31, 2002
	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$54,574	14.3%	$53,434	14.5%
Regulatory Requirement	30,506	8.0%	29,510	8.0%

Excess	$24,072	6.3%	$23,924	6.5%

Tier 1 Capital to Risk Weighted Assets	$49,805	13.1%	$48,819	13.2%
Regulatory Requirement	15,253	4.0%	14,755	4.0%

Excess	$34,552	9.1%	$34,064	9.2%

Tier 1 Capital Average Assets	$49,805	8.9%	$48,819	8.9%
Regulatory Requirement	22,497	4.0%	21,894	4.0%

Excess	$27,308	4.9%	$26,925	4.9%

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from its banking subsidiary, Bar Harbor Banking and Trust Company. The Company declared dividends in the aggregate amount of $595 and $611 during the three months ended September 30, 2003 and 2002, respectively, at a rate of $0.19 per share.

In November 1999, the Company announced a stock buyback plan. The Board of Directors of the Company has authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 344,000 shares. The Board of Directors has authorized the continuance of this program through December 31, 2003. As of September 30, 2003, the Company had repurchased 312,789 shares of stock under the plan, or 90.8% of the total authorized, at a total cost of $5,481 and an average price of $17.54. The Company holds the repurchased shares as treasury stock.

Off-Balance Sheet Arrangements

The Company is, from time to time, a party to certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that may be material to investors. “Off-balance sheet arrangement” includes any transaction, agreement, or other contractual arrangement to which an unconsolidated entity is a party, under which the Company has:

(i)	any obligation under certain guarantee contracts;

(ii)	a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

(iii)	any obligation under certain derivative instruments;

(iv)	any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging, or research and development services with the Company.

Stand-by Letters of Credit: The Bank guarantees the obligations or performance of certain customers by issuing standby letters of credit to third parties. These letters of credit are sometimes issued in support of third party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon management’s credit evaluation of the customer. At September 30, 2003, commitments under existing standby letters of credit totaled $3,669, compared with $2,800 at December 31, 2002 and September 30, 2002.

Other Off-Balance Sheet Arrangements: At September 30, 2003 the Company did not have any other “off-balance sheet arrangements” that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

The following table summarizes the Bank’s commitments to extend credit:

Commitment	September 30,	December 31,	September 30,
	2003	2002	2002
Commitments to originate loans	$11,734	$19,981	$19,979
Unused lines of credit	59,431	49,107	50,902
Unadvanced portions of construction loans	5,083	2,054	5,627

Total	$76,248	$71,142	$76,508

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

At September 30, 2003 the Bank had three outstanding derivative instruments, all interest rate swap agreements. The details are summarized as follows:

		Notional Amount	Fixed
Description	Maturity	(in thousands)	Interest Rate	Variable Interest Rate	Hedge Pool
Receive fixed rate, pay variable rate	4/26/04	$10,000	6.425%	Prime	Home Equity Loans
Receive fixed rate, pay variable rate	9/01/07	$10,000	6.040%	Prime	Home Equity Loans
Receive fixed rate, pay variable rate	1/24/09	$10,000	6.250%	Prime	Home Equity Loans

The interest rate swap agreements hedge a defined pool of the Bank’s home equity loans yielding an interest rate of prime, which at September 30, 2003 was 4.00%. The Bank is required to pay a counter party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon interest rates of 6.425%, 6.040%, and 6.250%, respectively over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at September 30, 2003, based upon the current Prime interest rate of 4.00%:

	Payments Due by Period
		Less Than			Greater Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Fixed payments due from counter-party	$6,066	$1,600	$2,461	$1,808	$197
Variable payments due to counter-party based on prime rate	3,926	1,030	1,602	1,168	126

Net cash flow	$2,140	$570	$859	$640	$71

The credit risk associated with the interest rate swap agreements is the risk of non-performance by the counter-party to the agreements. However, management does not anticipate non-performance by the counter-party, and regularly reviews the credit quality of the counter-party from which the instruments have been purchased.

The interest rate swap agreements qualify as a cash flow hedges, and as of September 30, 2003 had total unrealized gains of $388 thousand. In accordance with the Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the unrealized gain is recorded in the statement of condition with the offset recorded in the statement of changes in equity as other comprehensive income. The use of the interest rate swap agreements increased interest income by $128 and $324 during the three and nine months ended September 30, 2003, compared with $42 and $70 for the same periods in 2002.

Other Events

On October 27, 2003, Bar Harbor Banking and Trust Company (the “Bank”), the wholly owned banking subsidiary of Bar Harbor Bankshares (the “Registrant”), entered into a definitive Purchase and Assumption Agreement (the “Purchase Agreement”) between the Bank and Androscoggin Savings Bank, a Maine chartered mutual financial institution (“ASB”), pursuant to which the Bank will acquire substantially all of the operating assets and assume certain deposit liabilities and loans of one (1) ASB branch office located at 245 Camden Street, Rockland, Maine (the “Branch”). The Branch acquisition is subject to customary conditions, including receipt of applicable regulatory approvals and the Bank’s assumption of certain deposit liabilities and is expected to close during the first quarter of 2004, or possibly earlier if all conditions of closing set forth under the Purchase Agreement are sooner satisfied. As a result of the Branch acquisition, the Bank will acquire approximately $13,000,000 in loans, approximately $21,000,000 in deposits and approximately $1,000,000 in premises and equipment, including the land and building from which the Branch operations are currently conducted in Rockland, Maine.

The deposit premium in the acquisition is approximately $2.7 million, or 13% of total deposits, and is subject to adjustment should the deposit balance move above or below a specified range prior to closing. The Company expects the Branch acquisition to be accretive to its earnings in the first year of operations. Following the consummation of the Branch acquisition, the Bank will operate the Branch as a Bank branch from the existing Branch location in Rockland, Maine.

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

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by the Asset/Liability Committee (“ALCO”) and the Board of Directors.

The Bank’s Asset Liability Management Policy, approved annually by the Board of Directors, establishes interest rate risk limits in terms of variability of net interest income under rising, flat, and decreasing rate scenarios. It is the role of ALCO to evaluate the overall risk profile and to determine actions to maintain and achieve a posture consistent with policy guidelines.

The Bank utilizes an interest rate risk model widely recognized in the financial industry to monitor and measure interest rate risk. The model simulates the behavior of interest income and expense of all on-, and off-balance sheet instruments, under different interest rate scenarios together with a dynamic future balance sheet. Interest rate risk is measured in terms of potential changes in net interest income based upon shifts in the yield curve.

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual re-pricing dates for variable products, contractual maturities for fixed rate products, and product specific assumptions for deposits accounts, such as money market accounts, that are subject to re-pricing based on current market conditions. Re-pricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with call provisions, are examined on an individual basis in each rate environment to estimate the likelihood of a call. Prepayment assumptions for mortgage loans and mortgage backed securities are developed from industry median estimates of prepayment speeds, based upon similar coupon ranges and seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different rate scenarios. Interest income and interest expense are then simulated under several rate conditions including:

•	A flat interest rate scenario in which today’s prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and re-pricing volumes consistent with this flat rate assumption.

•	A 100, 200, and 400 basis point rise or decline in interest rates applied against a parallel shift in the yield curve over a twelve- month period together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.

•	Various non-parallel shifts in the yield curve, including changes in either short-term or long-term rates over a twelve-month horizon, together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.

•	An extension of the foregoing simulations to each of two, three, four and five year horizons to determine the interest rate risk with the level of interest rates stabilizing in years two through five. Even though rates remain stable during this two to five year time period, re-pricing opportunities driven by maturities, cash flow, and adjustable rate products that will continue to change the balance sheet profile for each of the rate conditions.

Changes in net interest income based upon the foregoing simulations are measured against the flat interest rate scenario and actions are taken to maintain the balance sheet interest rate risk within established policy guidelines.

The following table summarizes the Bank’s net interest income sensitivity analysis as of September 30, 2003, over one and two year horizons and under different interest rate scenarios. In light of the Federal Funds rate of 1.00% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
SEPTEMBER 30, 2003

	-100 Basis Points	+200 Basis Points
	Parallel Yield Curve Shift	Parallel Yield Curve Shift
Year 1
Net interest income change ($)	$(179)	$289
Net interest income change (%)	(0.89)%	1.44%
Year 2
Net interest income change ($)	$(1,252)	$760
Net interest income change (%)	(6.25)%	3.79%

The Bank continues to be positively positioned for an upward interest rate environment over twelve and twenty-four month horizons. Based upon the information and assumptions in effect at September 30, 2003, management believes that a 200 basis point increase in interest rates over the next twelve months would increase net interest income by $289, or 1.44%, and increase net interest income in year two by $760, or 3.79%.

The Bank’s net interest income continues to be moderately exposed to declining interest rates. Based upon the assumptions in effect at September 30, 2003, management believes that a 100 basis point decline in interest rates would decrease net interest income by $179 or 0.89% in year one, and $1,252 or 6.25% in year two. Management believes that a sustained 100 basis point decline in interest rates, or a Fed Funds Targeted rate of 0.00%, represents a scenario that is not likely to occur.

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

Management expects interest rates will remain volatile during the remainder of 2003. While net interest income is exposed to declines in a sustained low interest rate environment, management believes the current level of interest rate risk is acceptable. Further, a repositioning of the balance sheet to hedge further declines in interest rates would adversely impact net interest income in a rising rate environment, a scenario management believes is more likely to occur over the longer-term. The balance sheet has been positioned to limit exposure to rising rates over the longer term and benefit from an improving economy.

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

The Company uses a basic surplus/deficit model to measure its liquidity over 30- and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Company’s policy is to maintain its liquidity position at a minimum of 5% of total assets. At September 30, 2003, liquidity, as measured by the basic surplus/deficit model, was 5.7% for the 30-day horizon and 6.5% for the 90-day horizon.

At September 30, 2003, the Company had $21,040 in unused lines of credit, and qualifying collateral availability to support a $35,088 increase in its line of credit with the Federal Home Loan Bank. The Company also had capacity to borrow funds on a serviced basis utilizing certain un-pledged securities.

The Company maintains a liquidity contingency plan approved by the Bank’s Board of Directors. This plan addresses the steps that would be taken in the event of a liquidity crisis, and identifies other sources of liquidity available to the Company.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Company management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and are operating in an effective manner.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

As previously reported, Roselle M. Neely filed a complaint dated May 31, 2002 in the United States District Court for the District of Maine naming the Company, the Bank, Bar Harbor Trust Services (“Trust”), certain other subsidiaries, and certain existing or former management personnel as defendants. The complaint relates to a trust established by Mrs. Neely, for which Trust has acted as trustee since May 2000 and for which the Bank formerly acted as trustee. Mrs. Neely alleges in part that Trust improperly disregarded her investment instructions and that the defendants engaged in excessive trading for the purpose of generating commissions for their affiliated broker-dealer. She seeks an unspecified amount of money damages and punitive damages, plus interest and costs. The Company filed an answer denying all allegations of wrongdoing. In March 2003, the Company filed a motion for summary judgment on all counts of Mrs. Neely’s complaint. The Court granted the Company’s motion as to some but not all of these counts. The remaining counts are currently scheduled for trial in December 2003.

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

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBIT
NUMBER

2	Plan of Acquisition, Reorganization, Agreement, Liquidation, or Succession	Incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

3.1 and 3.2	(i) Articles of Incorporation	(i) Articles as amended July 11, 1995 are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

	(ii) Bylaws	(ii) Bylaws as amended to date are incorporated by reference to Form 10-K, Item 14 (a)(3) filed with the Commission March 28, 2002. (Commission Number 001-13349).

10	Material Contracts

	10.1 Purchase and Assumption Agreement between Bar Harbor Bank and Trust Company and Androscoggin Savings Bank, dated October 24, 2003.	10.1 Filed herewith.

	10.2 Supplemental Executive Retirement Plan adopted by the Board of Directors on September 16,_2003 and effective as of January 1, 2003, providing Joseph M. Murphy, President and CEO of the Company, Gerald Shencavitz, the Company’s Chief Financial Officer, and Dean S. Read, President of the Bank, with certain defined retirement benefits.	10.2 Filed herewith.

	10.3 Amendment to Employment Agreement, Change in Control, Confidentiality and Noncompetition Agreement between the Company and Joseph M. Murphy, approved by the Company Board of Directors on November 7, 2003.	10.3 Filed herewith.

	10.4 Change in Control, Confidentiality, and Noncompetition Agreement between the Company and Gerald Shencavitz, approved by the Company Board of Directors on November 7, 2003.	10.4 Filed herewith.

	10.5 Change in Control, Confidentiality, and Noncompetition Agreement between the Bank and Dean Read, approved by the Bank Board of Directors on November 7, 2003.	10.5 Filed herewith.

	10.6 Form of Company Chief Executive Officer Joseph M. Murphy Employment Contract	Incorporated by reference to Form 10-K Item 15(a)(10.2), filed with the Commission March 27, 2003. (Commission Number 001-13349).

	10.7 Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filed with the Commission on March 28, 2002. (Commission Number 001-13349.)

EXHIBIT
NUMBER

31.1	Rule 13a-14(a)/15d-14(a) Certifications Certification of Principal Executive Officer, dated November 14, 2003	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications Certification of Principal Financial Officer, dated November 14, 2003	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

     (b)  Reports on Form 8-K

     Current reports on Form 8-K have been filed as follows:

Date Current
Report Filed	Item	Description

10/30/03	7 and 12. Financial Statements, Pro forma Financial Information and Exhibits	Reporting that the Company issued a press release announcing its results of operations for the three and nine months ended September 30, 2003. A copy of the press release was included as exhibit 99.1.

07/30/03	7 and 12. Financial Statement, Pro forma Financial Information and Exhibits.	Reporting that the Company issued a press release announcing its results of operations for the three and six months ended June 30, 2003. A copy of the press release was included as exhibit 99.1.

10/28/03	5. Other Events	Reporting that Bar Harbor Banking and Trust Company entered into a definitive Purchase and Assumption Agreement with Androscoggin Savings Bank (“ASB”), a Maine chartered mutual financial institution, pursuant to which the Bank will acquire substantially all of the operating assets and assume certain deposit liabilities and loans of one (1) ASB bank branch office located at 245 Camden Street, Rockland, Maine.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

/s/ Joseph M. Murphy

Date: November 13, 2003	Joseph M. Murphy
Chief Executive Officer

/s/ Gerald Shencavitz

Date: November 13, 2003	Gerald Shencavitz
Chief Financial Officer