Form 10-K
period 2003-12-31
BAR HARBOR BANKSHARES
filed 2004-03-29
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-K

Annual Report pursuant to Section 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2003. Commission File No. 0-13666

BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)	01-0393663 (I.R.S. Employer Identification No.)

PO Box 400 82 Main Street, Bar Harbor, ME (Address of principal executive offices)	04609-0400 (Zip Code)

(207) 288-3314
(Registrant’s telephone number, including area code)

Title of Class: Common Stock --- Par Value: $2.00 per share
(Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES: (X) NO: ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act: Yes ( ) No (X)

Based on the closing price of the common stock of the registrant, the aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003 was:

Common Stock, $2.00 par value -- $66,662,653

The number of voting shares outstanding of each of the registrant’s classes of common stock, as of March 19, 2004 is:

Common Stock – 3,105,905

Documents incorporated by Reference:

  Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the Bar Harbor Bankshares Proxy Statement for the 2004 annual meeting of stockholders, prepared pursuant to Regulation 14A of the General Rules and Regulations of the Commission and filed with the Commission on March 29, 2004.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of the Private Securities Litigation and Reform Act of 1995 (the "PSLRA"). You can identify these forward-looking statements by the use of words like "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. For these statements, the Company claims the protection of the safe harbor for forward-looking statements provided by the PSLRA.

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

(vi) The potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending;

(vii) Significant changes in the extensive laws, regulations, and policies governing bank holding companies and their subsidiaries could alter the Company’s business environment or affect its operations; and

(viii) Acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including military action, could further adversely affect business and economic conditions in the United States generally and in the Company’s markets, which could have an adverse effect on the Company’s financial performance and that of borrowers and on the financial markets and the price of the Company’s common stock.

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	6

	Organization	6
	Bank	6
	BTI	8
	Economy	9
	Competition	9
	Management and Employees	10
	Supervision and Regulation	11
	Financial Information About Industry Segments	17
	Availability of Information – Company Website	18

ITEM 2	PROPERTIES	18

ITEM 3	LEGAL PROCEEDINGS	19

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS	20

	Quarterly Stock Prices	20
	Dividends Paid to Shareholders'	20
	Share Repurchase Program	21
	Incentive Stock Option Plan	21

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	22

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

	Executive Overview	23
	Critical Accounting Policies	27
	Financial Condition	28
	Results of Operations	42
	Risk Management	52

ITEM 7A	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	67

ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	67

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	97

ITEM 9A	CONTROLS AND PROCEDURES	98

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	98

ITEM 11	EXECUTIVE COMPENSATION	99

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	99

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	99

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	99

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K	99

	SIGNATURES	102

	Ex 2a Plan of Acquisition, Reorganization Agreement, Liquidation, or Succession
	Ex 2b BTI Restructuring Plan
	Ex 3a Articles of Incorporation
	Ex 3b Bylaws
	Ex 10 Material Contracts
	Ex 10.1a Deferred Compensation Plans
	Ex 10.1b Executive Retirement Plans
	Ex 10.2 Joseph M. Murphy Employment Contract
	Ex 10.3 Incentive Stock Option Plan 2000
	Ex 10.3 Amendment to Employment Agreement, Joseph Murphy
	Ex 10.4 Change in Control

PART I

ITEM 1. BUSINESS

ORGANIZATION

Bar Harbor Bankshares (the "Company") was incorporated January 19, 1984. As of March 19, 2004, the Company’s securities consisted of one class of common stock, par value of $2.00 per share, of which there were 3,105,905 shares outstanding held of record by approximately 1,057 shareholders. The Company has two, wholly owned operating subsidiaries: Bar Harbor Banking and Trust Company (the "Bank"), a community bank which offers a wide range of deposit, loan, and related banking products; and BTI Financial Group ("BTI"), a financial services holding company offering trust, financial planning, brokerage and investment management services to individuals, businesses, not-for-profit organizations and municipalities.

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

The Bank has eleven branch offices located throughout Down East and Mid Coast Maine, including its principal office located at 82 Main Street, Bar Harbor. The Bank’s offices are located in Hancock, Washington, and Knox Counties, representing the Bank’s principal market areas. The Hancock County offices, in addition to Bar Harbor, are located in Blue Hill, Deer Isle, Ellsworth, Northeast Harbor, Southwest Harbor, and Winter Harbor. The Washington County offices are located in Milbridge, Machias, and Lubec. The Knox County office, acquired in February 2004, is located in Rockland. The Bank delivers its operations and technology services from its operations center located in Ellsworth, Maine.

The Bank is a retail bank serving individual and business customers, retail establishments and restaurants, seasonal lodging and campgrounds, and a large contingent of retirees. As a coastal bank, it serves the tourism, hospitality, lobstering, fishing, boat building and marine services industries. It also serves Maine’s wild blueberry industry through its Hancock and Washington County offices. The Bank operates in a competitive market that includes other community banks, savings institutions, credit unions, and branch offices of statewide and interstate bank holding companies located in the Bank’s market area. The Bank continues to be one of the larger independent commercial banks in the state of Maine.

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a materially adverse effect on its business. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in the summer and fall. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Approximately 86% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on all of the deposit account products it offers and does not anticipate any material loss of these deposits.

The Bank emphasizes personal service to the community, with a concentration on retail banking. Customers are primarily individuals and small businesses to which the Bank offers a wide variety of products and services.

Retail Products and Services: The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and loan needs of its retail customers. The Bank’s retail products and services include interest bearing checking accounts, money market accounts, savings accounts, club accounts, short-term and long-term certificates of deposit, and Individual Retirement Accounts. Credit products and services include home mortgages, residential construction loans, home equity loans and lines of credit, student loans, credit cards, installment loans, and overdraft protection. Overdraft protection is offered via a standby credit product. Secured and unsecured installment loans are provided for new or used automobiles, boats, recreational vehicles, mobile homes and other personal needs. The Bank also offers other customary products and services such as safe deposit box rental, wire transfers, bank-by-mail services, check collection services, foreign currency exchange, money orders, Travelers Checks, and US Savings Bonds. The Bank also staffs a customer service center, providing customers with immediate responses to their questions and needs.

Electronic Banking Services: The Bank continues to offer free, on-line real-time Internet banking services, including free check image and electronic bill payment, through its dedicated website at www.bhbt.com. Additionally, the Bank offers TeleDirect, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the eleven branch locations, as well as two machines in non-Bank locations. These ATM’s access major networks throughout the United States, including Plus, NYCE, and major credit card companies. Additionally, the Bank is a member of Maine Cash Access, providing customers with surcharge-free access to over 150 ATM’s throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

Commercial Products and Services: The Bank serves the small business market throughout Down East and Mid Coast Maine. It offers business loans to individuals, partnerships, corporations, and other business entities for capital construction, real estate purchases, working capital, real estate development, and a broad range of other business purposes. Business loans are provided primarily to organizations and individuals in the tourist, hospitality, health care, blueberry, shipbuilding, and fishing industries, as well as to other small and mid-size businesses associated with coastal communities. Certain larger loans, which exceed the Bank’s lending limits, are written on a participation basis with correspondent banks, whereby the Bank retains only such portions of those loans that are within its lending limits and credit risk tolerances.

The Bank offers a variety of commercial deposit accounts, most notably business checking and tiered money market accounts. These accounts are typically used as operating accounts or short-term savings vehicles. The Bank’s cash management services provide business customers with short-term investment opportunities through a cash management sweep program, whereby excess operating funds over established thresholds are swept into overnight securities sold under agreements to repurchase. During 2003 the Bank started offering Premier E-corp, an on-line real-time Internet banking service for businesses. This service allow business clients to view their account histories, print statements, view check images, order stop payments, transfer funds between accounts, transmit Automated Clearing House (ACH) files, and order both domestic and foreign wire transfers. Other commercial banking services include merchant credit card processing, night depository, and coin and currency handling.

BTI

BTI Financial Group is a wholly owned subsidiary of the Company. It was incorporated on August 16, 1999, as the holding company for three operating subsidiaries: Bar Harbor Trust Services ("Trust Services"), a Maine chartered trust company; Block Capital Management ("Block"), an SEC registered investment advisor; and Dirigo Investments, Inc. ("Dirigo"), a National Association of Securities Dealers (NASD) registered broker-dealer. These companies were organized to provide a comprehensive array of, financial planning, investment management, and trust services to individuals, businesses, not-for-profit organizations, and municipalities of varying assets size.

BTI Restructuring Plan: In the fourth quarter of 2003 the Board of Directors approved a restructuring plan for BTI. Pursuant to this plan, the portfolio management professionals at Block were unified as one team with Trust Services. Block subsequently discontinued operations as an independent subsidiary of BTI. All services provided by Block to clients of Trust Services remained unchanged.

Also pursuant to the restructuring plan, during the first quarter of 2004 Trust Services will become a wholly owned subsidiary of the Bank, and discontinued operations as an independent subsidiary of BTI. All products and services provided by Trust Services will remain unchanged. In addition to investment management and financial planning, Trust Services offers revocable, irrevocable, charitable remainder and testamentary trust management, as well as estate planning and management services such as probate, estate settlement, and tax return preparation. The staff includes credentialed investment and trust professionals with extensive experience. At December 31, Trust Services had 737 accounts, with assets under management and held in custody amounting to $176 million and $33 million, respectively.

Dirigo principally serves the brokerage needs of individuals, from first-time purchasers, to sophisticated investors. It also offers a line of life insurance, annuity, and retirement products, as well as financial planning services. Pursuant to the BTI restructuring plan, Dirigo will discontinue its operations as a stand -alone broker-dealer subsidiary of BTI. The Bank has retained Infinex Investments, Inc. ("Infinex") as a full service third party broker-dealer, which will be conducting business as Bar Harbor Financial Services ("BHFS"), starting in the second quarter of 2004. It is planned that Infinex will assume responsibility for all of the customer accounts of Dirigo. Infinex was formed by a group of member banks, and is currently the largest provider of third party investment and insurance services to banks and their customers in New England. Management believes that through Infinex / BHFS, the Company will be able to take advantage of the expertise, capabilities, and experience of a much larger broker-dealer in a more cost-effective manner. It is anticipated that this transaction will be completed in the second quarter of 2004.

One of the principal goals underlying the restructuring plan was to simplify and more closely align the Company’s brand names and operating model without diminishing functionality. The Company anticipates the changes will enable it to improve customer service, broaden its product offerings, and achieve increased operating efficiencies. The Company believes that by reducing the number of brand names under which it operates, a clearer message will be presented to its customers and the marketplace.

The Company expects the overall restructuring plan will be completed by the end of the second quarter of 2004. Once the restructuring plan is complete, the BTI corporate entity will be formally retired and dissolved.

ECONOMY

Maine is a state of approximately 1.2 million people inhabiting a space that is roughly the size of the other five New England states combined. Maine’s economy has long been based on the bounty of its natural resources, namely: fishing, farming, forestry, and tourism. The very nature of these industries has meant that a significant portion of Maine’s employment opportunity is seasonal, and overall earnings lag behind national averages. Maine’s population growth can be described in three ways: its population is growing slowly, it’s growing older and it’s growing unevenly. Poverty rates are relatively high at 13.7%, but vary dramatically by region, ranging from 10% in York County to 22% in Washington County. The marketplace served by the Company is driven, in part, by the tourism and hospitality industries, which represent one in ten jobs in the state of Maine.

Despite Maine’s strong natural resource heritage and the independent nature of its people, Maine’s economic vitality has become dependant on regional and national activity. As Maine’s economy has transitioned from an agricultural and industrial foundation towards a service and information-based economy, it has become increasingly dependant on the global market place. As in other states, Maine’s economy is being shaped and propelled by several factors including its population dynamics, the changing composition of the job base, globalization, fiscal devolution, technology, and the increases of women in the workforce.

Housing appreciated in Maine during 2003 as it did elsewhere in New England. House prices increased 7.9% on a year-over-year basis, representing a modest deceleration from the 10.7% rate posted over the two previous full years. Housing construction accelerated more in Maine than in other New England states.

The Northern New England economy continued to improve and strengthen throughout the year. Demand for residential real estate within the region is still strong primarily due to historical lows in long-term interest rates and limited inventory. Retailers in New England reported increases in sales in the fourth quarter compared with prior periods. The lumber and homebuilding sector continue to report strength in residential construction and home improvements. Along with the increase in overall economic activity, there were modest improvements in the labor markets. These improvements generally took the form of reduced layoffs or modestly increased hiring, although new hiring was still quite minimal.

Changes in the economy are difficult to predict, and the foregoing discussion may or may not be indicative of whether the Northern New England economy, including the State of Maine, and particularly Down East and Mid Coast Maine, is improving or will continue to strengthen. A downturn in the local economies that the Company serves, or adverse changes in the real estate markets could negatively impact the Company’s business, financial condition, and results of operations.

 COMPETITION

The Company competes principally in Down East and Mid Coast Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be in Hancock, Knox, and Washington counties, each in the state of Maine. According to the most recent Census Bureau Report, the population of these three counties is 52,336, 40,147 and 33,573 respectively, representing a combined population of approximately 135,000. Their economies are based primarily on tourism, health care, fishing, aquaculture, agriculture, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

As a bank holding company and state-chartered commercial bank, respectively, the Company and the Bank are subject to extensive regulation and supervision, including, in many cases, regulation that limits the type and scope of their activities. The non-bank financial service providers that compete with the Company and the Bank may not be subject to such extensive regulation, supervision, and tax burden. Competition from nationwide banks, as well as local institutions, continues to be aggressive.

The Bank has generally been able to compete effectively with other financial institutions by emphasizing quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers; however, no assurance can be given that the Bank will continue to be able to compete effectively with other financial institutions in the future.

No material part of the Company’s business is dependent upon one, or a few customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of the Company.

MANAGEMENT AND EMPLOYEES

The Company has three principal officers: Joseph M. Murphy, President and Chief Executive Officer; Gerald Shencavitz, Senior Vice President, Chief Financial Officer and Treasurer; and Judith W. Fuller, Corporate Secretary. Marsha C. Sawyer serves as the Clerk of the Company.

Joseph M. Murphy also serves as Chief Executive Officer of the Bank. Dean S. Read serves as President of the Bank. Gerald Shencavitz also serves as Chief Financial Officer of each of the Company’s subsidiaries, as well as Chief Operating Officer and Treasurer of the Bank. Other senior operating positions in the Company include a President of BTI, and Senior Vice Presidents in charge of retail banking, lending, credit administration / risk management, and human resources.

As of December 31, 2003, the Bank employed 137 full-time equivalent employees, BTI employed 19 full-time equivalent employees, and the holding company employed 5 full-time employees, representing a full-time equivalent complement of 161 employees of the Company and its subsidiaries.

The Company maintains comprehensive employee benefit programs, which provide health, dental, long-term and short-term disability, and life insurance. All Company employees are eligible for participation in the Bar Harbor Bankshares 401(k) Plan. Certain officers and employees of the Company may also participate in the Company’s 2000 Stock Option Plan and/or have Supplemental Executive Retirement Agreements with the Company or the Bank.

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

Bank Holding Company Act - As a registered BHC and a Maine financial institution holding company, the Company is subject to regulation under the BHC Act and Maine law and to examination and supervision by the FRB and the Superintendent, and is required to file reports with, and provide additional information requested by, the FRB and the Superintendent. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals that violate the BHC Act or orders or regulations there under, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary of a BHC.

The BHC Act prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior FRB approval. Unless a BHC becomes a "financial holding company" (an "FHC") under the Gramm-Leach-Bliley Act ("GLBA"), as discussed below, the BHC Act also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC, and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In addition, Maine law requires approval by the Superintendent prior to acquisition of more than 5% of the voting shares of a Maine financial institution or any financial institution holding company that controls a Maine financial institution. The Superintendent also must approve acquisition by a Maine financial institution holding company of more than 5% of a financial institution or financial institution holding company domiciled outside of the State of Maine.

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

Further, GLBA permits state banks, to the extent permitted under state law, to engage in certain new activities that are permissible for subsidiaries of an FHC. GLBA expressly preserves the ability of state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a state bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management, and affiliate transaction rules. Also, the FDIC’s final rules governing the establishment of financial subsidiaries adopt the position that a state nonmember bank may only conduct through a financial subsidiary activities that a national bank could only engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC’s standard activities rules. Moreover, to mirror the FRB’s actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

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

Until June 30, 2003, Maine law previously provided that a corporation’s board of directors could declare, and the corporation may pay, dividends on its outstanding shares in cash or other property, generally out of the corporation’s unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next proceeding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent, or when the payment of the dividend would render the corporation insolvent, or when the declaration would be contrary to the corporation’s charter. These limitations were repealed effective as of July 1, 2003. Under current Maine corporation law, the directors of a corporation may make distributions to its shareholders if (subject to restriction by the articles of incorporation), (1) the corporation’s assets exceed its liabilities (plus any amounts payable to preferred classes of stock), and (2) the corporation is able to pay its debts as they become due in the usual course of business (i.e., it must not be insolvent). These new limitations generally apply to investor owned Maine financial institutions and financial institution holding companies.

Federal bank regulatory agencies also have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment would constitute an unsafe or unsound practice.

Capital Adequacy Guidelines: The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHC Act. The FRB’s capital adequacy guidelines apply on a consolidated basis to BHCs with consolidated assets of $150 million or more; thus, these guidelines apply to the Company.

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

At December 31, 2003, and at the time of this report, the Company’s risk-based capital ratio and leverage ratio were well in excess of regulatory requirements, and its management expects these ratios to remain in excess of regulatory requirements. Separate, but substantially similar, capital requirements under FDIC regulations apply to the Company’s bank subsidiary, and these also exceed regulatory requirements at December 31, 2003.

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

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Part II, Item 7, section entitled "Capital Resources" and from Part II, Item 8, Notes to Consolidated Financial Statements, Note 13, "Shareholders’ Equity," each in this annual report on Form 10-K for the year ended December 31, 2003.

Activities and Investments of Insured State-Chartered Banks: FDIC insured, state-chartered banks, such as the Bank, are also subject to similar restrictions on their business and activities. Section 24 of the Federal Deposit Insurance Act ("FDIA"), generally limits the activities as principal and equity investments of FDIC insured, state-chartered banks to those activities that are permissible to national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

Safety and Soundness Standards: The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), as amended, directs each federal banking agency to prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk, asset growth, compensation, asset quality, earnings, and stock valuation. The Community Development and Regulatory Improvement Act of 1994 amended FDICIA by allowing federal banking agencies to publish guidelines rather than regulations covering safety and soundness.

FDICIA also contains a variety of other provisions that may affect the Company’s and the Bank’s operations, including reporting requirements, regulatory guidelines for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

Community Reinvestment: Pursuant to the Community Reinvestment Act ("CRA") and similar provisions of Maine law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval for branches, branch relocations, and acquisitions of banks and bank holding companies. The Bank received a "satisfactory" rating at its most recent CRA examination, May 28, 2002.

Customer Information Security: The FDIC and other bank regulatory agencies have published final guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the "Guidelines"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to, or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy: The FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the GLBA ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

USA Patriot Act: The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The Patriot Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including the Bank and BTI, to adopt and implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions. It also requires the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act, or under the Bank Merger Act. Management believes the Company is in compliance with all of the requirements prescribed by the Patriot Act and all applicable final implementing regulations.

Deposit Insurance - The FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to well-capitalized institutions, such as the Company’s subsidiary bank, could have an effect on the Company’s net earnings. The Company cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

Securities Regulation - The common stock of the Company is registered with the U. S. Securities and Exchange Commission ("SEC") under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Act.

Sarbanes-Oxley Act of 2002 – On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley act of 2002 ("S-O Act"), which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies, and strengthen the independence of auditors. The S-O Act implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoings that occurred at Enron and WorldCom, among other companies. The S-O Act’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

    The creation on an independent, public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board is funded with mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.
    The strengthening of auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer public company audit clients.
    A heightened responsibility of public company directors and senior managers for the quality of the financial reporting and disclosures made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation, and oversight of the work performed by the public company auditors.
    Provisions which will deter wrongdoing. CEO’s and CFO’s now have to certify that company financial statements fairly represent the company’s financial condition. If a misleading financial statement later results in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund "blackout periods"; directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.
    Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the Company;
    A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on non-preferential terms and in compliance with other bank regulatory requirements;
    The imposition of a broad range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off balance sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that they are responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert", a term which has been defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

The Company has taken steps to comply with and anticipates that it will incur additional expenses in continuing to comply with the provisions of the S-O Act and its underlying regulations. Management believes that such compliance efforts have strengthened the Company’s overall financial reporting and corporate governance structure and does not expect that such compliance has to date, or will in the future have a material impact on the Company’s results of operations or financial condition.

Other Proposals - Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks and other financial institutions, are regularly considered by the executive branch of the federal government, Congress and various state governments, including Maine and state and federal regulatory authorities. It cannot be predicted what additional legislative and/or regulatory proposals, if any, will be considered in the future, whether any such proposals will be adopted or, if adopted, how any such proposals would affect the Company or the Bank.

STOCK DIVIDEND

On December 8, 1998, the Board of Directors of the Company declared a 100% stock dividend to owners of record as of December 28, 1998, payable on January 25, 1999. All share and per share data information included in the Form 10-K has been restated to reflect the 100% stock dividend.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information set forth under this item is incorporated by cross-reference to the Company financial statements set forth below in Part II, Item 8 of this report on Form 10-K.

AVAILABILITY OF INFORMATION - COMPANY WEBSITE

The Company maintains a website on the World Wide Web at http://www.bhbt.com. The Company makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at http://www.sec.gov. Information contained on the Company’s website does not constitute a part of this report.

ITEM 2. PROPERTIES

The thirteen parcels of real estate owned and utilized by the Company for its operations are described below:

1. The principal office of the Bank is located at 82 Main Street, Bar Harbor, Maine, and includes a building, which houses its banking facilities and administrative offices, and an adjacent 35-car customer parking lot. The building was renovated in 1998.

2. An office is located at 111 Main Street, Northeast Harbor, Maine. This property consists of a building constructed in 1974 that underwent interior renovations in 1998 to better meet the Bank’s needs at that location.

3. An office is located at 314 Main Street, Southwest Harbor, Maine. This property consists of a building constructed in 1975 that was added to, and renovated in 1989, to better meet the needs at that location.

4. An office is located on Church Street, Deer Isle, Maine. This property consists of a building constructed in 1974 that was added to and renovated in 1994 to better meet the needs at that location.

5. An office is located at 19 Main Street, Blue Hill, Maine. This property consists of a building constructed in 1960 that underwent renovations in 1989 to better meet the needs at that location.

6. An office is located at the corner of Main and Bridge Streets, Milbridge, Maine. This property consists of a building constructed in 1974, to which a vestibule was added in 1994, to house an ATM that helps to better meet the needs at that location.

7. An office is located at 68 Washington Street, Lubec, Maine. This property consists of a building constructed in 1990 and is adequate for the Bank’s needs at that location.

8. An office is located 137 High Street, Ellsworth, Maine. This property consists of a building constructed in 1982. The Bank is currently evaluating expansion of the Ellsworth office.

9. An office is located at 385 Main Street, Winter Harbor, Maine. This property consists of a building constructed in 1995 and is adequate for the Bank’s needs at that location.

10. An office is located at 20 Main Street, Machias, Maine. This property consists of a building that was purchased from Key Bank of Maine in May 1990, and was renovated in 1995 to better meet the Bank’s needs at that location.

11. An office is located at 245 Camden St. (Route 1) in Rockland, Maine. The property consists of a building that was purchased from Androscoggin Savings Bank in February 2004. The branch facility was built in 1977 and is adequate for the Bank’s needs at that location.

12. An Operations Center is located in Ellsworth, Maine, that houses the Company’s operations and data centers. The building was constructed in 1996, with occupancy taking place in January of 1997. The Operations Center is currently adequate for the Company’s needs.

13. The Company owns and occupies a 22,000-square-foot office building at 135 High Street, Ellsworth, Maine. The Bank, Trust Services, and Dirigo, occupy portions of this facility. The facility was renovated in 2001.

A parcel of land adjacent to the Blue Hill branch was purchased in 1981 but has not been developed. Other real estate includes two out parcels (one improved) contiguous to the Company’s 135 High Street, Ellsworth location.

The Company believes that its offices are sufficient for its present operations. Additional information relating to the Company’s properties is provided in Item 8, Note 7 of the Consolidated Financial Statements contained in this report on Form 10-K and are incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

As previously reported, Roselle M. Neely filed a complaint dated May 31, 2002 in the United States District Court for the District of Maine, naming the Company, the Bank, Trust Services, certain other subsidiaries, and certain existing or former management personnel as defendants. The complaint related to a trust established by Mrs. Neely, for which Trust Services had acted as trustee since May 2000 and for which the Bank formerly acted as trustee. Mrs. Neely alleged in part that Trust Services improperly disregarded her investment instructions and that the defendants engaged in excessive trading of securities for the trust. The plaintiff sought money damages and punitive damages, plus interest and costs.

The parties settled this matter in December 2003 without any finding or admission of liability. Pursuant to a joint stipulation, the Court dismissed the case on January 15, 2004. The settlement, the terms of which are confidential, involved payment of a stipulated sum on behalf of the defendants. The payment had no material effect on the Company’s financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders in the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of the Company is traded on the American Stock Exchange ("AMEX") under the trading symbol BHB. Quarterly stock prices, and dividends paid during the last two years are summarized below. High and low stock prices are based on quotations provided by the American Stock Exchange. Per share data information has been adjusted to reflect the 100% stock dividend described previously in Part I, Item 1 of this report.

QUARTERLY STOCK PRICES
2002 AND 2003

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2003	$20.50	$17.50	$22.55	$18.65	$23.61	$21.00	$27.00	$22.70
2002	$19.40	$15.50	$20.65	$17.50	$20.10	$16.90	$19.50	$17.96

DIVIDENDS PAID TO SHAREHOLDERS’
2002 AND 2003

Dividends paid by the Company in 2003 and 2002:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2003	$0.19	$0.19	$0.19	$0.19	$0.76
2002	$0.19	$0.19	$0.19	$0.19	$0.76

As of March 19, 2004, the Company had 1,057 registered shareholders of record. The Company declared and distributed dividends totaling $0.76 per share during 2003, representing an earnings payout ration of 45.8%. In the first quarter of 2004 the Company increased its quarterly dividend by 5.3% to $0.20 per common share. The dividend was paid March 15, 2004 to shareholders of record as of the close of business on February 20, 2004.

The Company has a history of paying quarterly dividends on its common stock. However, the Company’s ability to pay such dividends depends on a number of factors, including its needs for funds and restrictions on the Company’s ability to pay dividends under federal laws and regulations. Therefore, there can be no assurance that dividends on the Company’s common stock will be paid in the future.

As more fully enumerated under Item 7 of this report on Form 10-K, in November 1999 the Company announced a stock repurchase plan, authorizing open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 344,000 shares. As of the date of termination of this plan on December 31, 2003, the Company had repurchased 339,814 shares of stock under the plan, at a total cost of $6,151 and an average price of $18.10 per share. The Company records repurchased shares as treasury stock.

In March 2004, the Company announced a second stock repurchase plan, authorizing open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and will continue through December 31, 2005.

Share Repurchase Program

The following table represents the total shares purchased during 2003 as part of the Share Repurchase plan:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2003 to January 31, 2003	5,375	$19.77	5,375	87,071
February 1, 2003 to February 28, 2003	4,200	$19.04	4,200	82,871
March 1, 2003 to March 31, 2003	7,440	$18.65	7,440	75,431
April 1, 2003 to April 30, 2003	12,250	$19.15	12,250	63,181
May 1, 2003 to May 31, 2003	11,775	$20.12	11,775	51,406
June 1, 2003 to June 30, 2003	7,160	$21.35	7,160	44,246
July 1, 2003 to July 31, 2003	2,550	$22.04	2,550	41,696
August 1, 2003 to August 31, 2003	5,440	$23.09	5,440	36,256
September 1, 2003 to September 30, 2003	4,645	$22.94	4,645	31,611
October 1, 2003 to October 31, 2003	11,800	$23.47	11,800	19,811
November 1, 2003 to November 30, 2003	3,650	$24.18	3,650	16,161
December 1, 2003 to December 31, 2003	11,250	$25.30	11,250	4,911

Total	87,535	$21.56	87,535	4,911

Incentive Stock Option Plan

The following table provides information as of December 31, 2003 with respect to the shares of Common Stock that may be issued under the Company's Incentive Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, net of forfeits and exercised shares	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation [(excluding securities referenced in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	333,636	$16.90	166,364

Equity compensation plans not approved by security holders	--	N/A	--

Total	333,636	$16.90	166,364

American Stock Transfer & Trust Company provides transfer agent services for the Company. Inquiries may be directed to: American Stock Transfer & Trust Company, 6201 15th Avenue, 3rd Floor, Brooklyn, NY, 11219, telephone: 1-800-937-5449, Internet address: http://www.amstock.com.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years

(Dollars in thousands, except per share data):

	2003	2002	2001	2000	1999

Balance Sheet Data

Total Assets	$583,746	$553,818	$487,203	$466,225	$456,809
Total Loans	383,408	351,535	297,970	271,381	261,189
Total Investments	159,297	162,300	142,073	154,464	160,785
Total Deposits	339,080	322,015	291,833	278,076	281,708
Total Borrowings from Federal Home Loan Bank	170,506	156,558	120,900	119,152	113,035
Total Shareholders' Equity	53,115	53,836	52,538	50,507	49,145
Average Assets	560,837	518,939	468,249	471,572	428,555
Average Shareholders' Equity	53,924	52,813	52,279	49,550	48,131

Results Of Operations

Interest and dividend income	$ 30,579	$ 32,064	$ 33,428	$ 34,790	$ 31,569
Interest expense	11,075	12,775	15,751	17,616	13,802
Net interest income	19,504	19,289	17,677	17,174	17,767
Provision for loan losses	540	1,100	2,000	952	474
Net interest income after
provision for loan losses	18,964	18,189	15,677	16,222	17,293

Noninterest income (including net security gains)	7,339	6,701	7,984	7,609	6,237
Noninterest expense	19,204	18,336	18,489	16,615	14,298

Pre-Tax Income	7,099	6,554	5,172	7,216	9,232
Applicable income taxes	1,892	1,742	1,661	2,419	3,007

Net income before cumulative effect of accounting change	5,207	4,812	3,511	4,797	6,225
Less: Cumulative effect of accounting change	--	247	--	--	--
Net income	$ 5,207	$ 4,565	$ 3,511	$ 4,797	$ 6,225

Earnings per share:
Basic before cumulative effect of accounting change	$ 1.67	$ 1.49	$ 1.07	$ 1.43	$ 1.81
Cumulative effect of accounting change	--	(0.07)	--	--	--
Basic after cumulative effect of accounting change	$ 1.67	$ 1.42	$ 1.07	$ 1.43	$ 1.81

Diluted before cumulative effect of accounting change	$ 1.63	$ 1.47	$ 1.06	$ 1.43	$ 1.81
Cumulative effect of accounting change	--	(0.07)	--	--	--
Diluted after cumulative effect of accounting change	$ 1.63	$ 1.40	$ 1.06	$ 1.43	$ 1.81

Return on total average assets	0.93%	0.88%	0.75%	1.02%	1.45%
Return on total average equity	9.66%	8.64%	6.72%	9.68%	12.93%
Average equity/average assets	9.61%	10.18%	11.16%	10.51%	11.23%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the three years ended December 31, 2003, should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Form 10-K. The purpose of this discussion is to highlight significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years, and provide supplemental information and analysis.

Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in 2003, 2002 and 2001 net interest income was $1,602, $1,488 and $499 of tax-exempt interest income from certain tax-exempt investment securities and loans, which effectively resulted in tax-equivalent adjustments of $684, $613, and $193 thousand, respectively. The analysis of net interest income tables in this Form 10-K provide a reconciliation of tax-equivalent financial information to the Company’s consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations.

Certain amounts in the 2002 and prior years' financial statements have been reclassified to conform with the presentation used in 2003.

Unless otherwise noted, all dollars are expressed in thousands except per share data.

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2003 the Company had consolidated assets of $584 million and was one of the larger independent community banking institutions in Maine.

The Company’s principal asset is all of the capital stock of the Bank, incorporated in the late 19th century. With eleven branch office locations, the Company is a diversified financial services provider, offering a full range of banking services and products to individuals, businesses, governments, and not-for-profit organizations throughout Down East and Mid Coast Maine. These include commercial banking, consumer banking, trust, investment management, and brokerage services.

Major Sources of Revenue

The principal source of the Company’s revenue is net interest income generated by the Bank, representing the difference or spread between interest and loan fee income from its earning assets and the interest expense paid on deposits and borrowed funds. The Bank’s earnings are supplemented with investment securities income while its source of funds is supplemented with borrowings from the Federal Home Loan Bank. The Company’s non-interest income is principally derived from service fees on deposit accounts generated by the Bank and fees received for trust, investment management and brokerage accounts generated from financial services.

Business Strategy

The Company, as a diversified financial services provider, pursues a strategy of achieving long-term sustainable growth, profitability, and shareholder value, without sacrificing its soundness. The Company works toward achieving this goal by focusing on increasing the Bank’s loan and deposit market share in the coastal communities of Maine, either organically or by way of strategic acquisitions. The Company believes one of its more unique strengths is an understanding of the financial needs of coastal communities and the businesses vital to Maine’s coastal economy, namely: tourism, hospitality, retail establishments and restaurants, seasonal lodging and campgrounds, fishing, lobstering, boat building, and marine services. Consistent with this strategy, in the fourth quarter of 2003 the Company announced the Bank’s expansion into Knox County, Maine, by acquiring an existing branch banking office in the vibrant community of Rockland, with approximately $21 million in deposits and $12 million in loans.

The Company’s key strategic focus is vigorous financial stewardship, deploying investor capital safely yet efficiently for the highest possible returns. The Company strives to provide unmatched service to its customers, while maintaining strong asset quality and a focus towards improving operating efficiencies. In managing its earning asset portfolios, the Company seeks to utilize funding and capital resources within well-defined credit, investment, interest-rate and liquidity guidelines. In managing its balance sheet the Company seeks to preserve the sensitivity of net interest income to changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity, under prevailing and expected conditions, and strives to maintain a balanced and appropriate mix of loans, core deposits, and borrowed funds.

Material Risks and Challenges

In its normal course of its business, the Company faces many risks inherent with providing banking and financial services. Among the more significant risks managed by the Company are losses arising from loans not being repaid, commonly referred to as "credit risk", and losses of income arising from movements in interest rates, commonly referred to as "interest rate and market risk". The Company is also exposed to national and local economic conditions, downturns in the economy, or adverse changes in real estate markets, which could negatively impact its financial condition and results of operations.

Management has numerous policies and control processes in place which provide for the monitoring and mitigation of risks based upon and driven by a variety of assumptions and actions, which if were changed or altered, could impact the Company’s financial condition and results of operations. The foregoing matters are more fully enumerated and discussed throughout this report on Form 10-K.

Summary Financial Condition

  Assets - Led by strong loan growth in both the consumer and commercial loan portfolios, total average assets amounted to $560,837 during 2003, representing an increase of $41,898, or 8.1%, compared with 2002. Total assets ended the year at $583,746, representing an increase of $29,928, or 5.4%, compared with December 31, 2002.
  Loans: Total average loans increased $41,989 or 12.9% during 2003, ending the year at $383,408. Loan growth was led by exceptionally strong consumer real estate lending. Origination activities benefited from a favorable market interest rate environment, a stable local economy, and initiatives designed to expand the Company’s product offerings and attract new customers, while continuing to leverage and serve its existing customer base. Consumer real estate loans, including home equity loans, averaged $229,615 during 2003, representing an increase of $34,100, or 17.1% compared with the prior year. The commercial loan portfolio also posted solid growth during 2003, ending the year at $127,901, or 10.0% higher than December 31, 2002.
  Investment Securities: The investment securities portfolio, including Federal Funds Sold and time deposits with other banks, continued to serve as a key source of revenue for the Company during 2003. This portfolio averaged $153,040 during 2003, representing a decline of $1,247 or 0.8% compared with the prior year. In light of the historically low interest rate environment, the Company chose not to increase the size of the portfolio during 2003, and directed cash flows and funding sources in support of strong loan growth.
  Deposits: The primary source of funding for the Company’s earning assets continued to be core customer deposits, gathered through a network of ten banking offices throughout Down East Maine. Total average deposits amounted to $322,414 during 2003, representing an increase of $18,939 or 6.2%, compared with 2002. While all categories of deposits posted year-over-year increases, the growth in 2003 was led by non-maturity transaction accounts, specifically, demand deposit, money market and NOW accounts.
  Borrowings: Borrowed funds principally consist of advances from the Federal Home Loan Bank, and to a lesser extent, securities sold under agreements to repurchase. Borrowings are principally utilized to support the Company’s investment securities portfolio and, to a lesser extent, fund loan growth. Average borrowed funds amounted to $176,810 during 2003, representing an increase of $19,660 or 12.5%. The increase in borrowed funds was entirely utilized to fund loan originations, as loan growth outpaced deposit growth throughout the year, while the investment portfolio declined.
  Shareholders' Equity: During 2003 the Company continued to exceed regulatory requirements for "well capitalized" institutions, which it considers vital in promoting depositor and investor confidence and promoting a solid foundation for future growth. At December 31, 2003, the Company’s Tier I Leverage, Tier I Risk Based and Total Risk Based Capital ratios stood at 8.9%, 13.4%, and 14.7%, compared with 5.0%, 6.0% and 10.0% for "well capitalized" financial institutions, respectively.

Summary Results of Operations

Net income for the year ended December 31, 2003, amounted to $5,207, or $1.63 per fully diluted share of capital stock, compared with $4,565 or $1.40 per fully diluted share in 2002, representing increases of 14.1% and 16.4% respectively.

  Net Interest Income: Net interest income continued to be the principal component of the Company’s income stream. The Company’s net interest income amounted to $19,504 in 2003, representing an increase of $215, or 1.1%, over the amount recorded in 2002. Driven by historically low interest rates, and consistent with industry-wide trends and the Company’s asset sensitive balance sheet, the Company’s net interest margin remained under pressure throughout the year, as yields on earning assets declined at a faster pace than deposit rates and other funding sources. The increase in net interest income was entirely attributed to average earning asset growth of $40,742 during 2003, as the net interest margin declined 27 basis points to 3.75%, compared with 2002. On a tax equivalent basis, the 2003 net interest margin amounted to 3.88%, compared with 4.15% during 2002.
  Provision for Loan Losses / Credit Risk: The Company expensed a provision for loan losses totaling $540 during 2003, representing a decrease of $560 or 50.9% compared with 2002, significantly contributing to the Company’s 2003 earnings growth. The decrease in the 2003 provision reflects an overall strengthening in credit quality, aided by a continuation of low net charge-off experience. At December 31, 2003 the Company’s total non-performing loans amounted to $1,494, or 0.39% of total loans, and the reserve for loan losses expressed as a percent of non-performing loans stood at 353%. Net charge-offs remained at low levels during 2003, totaling $237, or 0.06% of average loans outstanding, following $294 in 2002. At year-end, the allowance for loan losses amounted to 1.38% of total loans, compared with 1.42% at December 31, 2002.
  Non-interest Income: Total non-interest income amounted to $7,339 in 2003, compared with $6,701 earned in the prior year, representing an increase of $638, or 9.5%. The growth in non-interest income was principally attributed to an $807 increase in net gains on the sale of investment securities compared with the prior year, significantly contributing to the Company’s 2003 earnings growth. Service charges on deposit accounts amounted to $1,509, representing a modest increase of $26, or 1.8%, compared with 2002. Income from trust and other financial services amounted to $2,192, a decline of $69, or 3.1%, compared with 2002.
  Non-interest Expense: Total non-interest expense amounted to $19,204 in 2003, compared with $18,336 in 2002, representing an increase of $868, or 4.7%. Salaries and employee benefit expenses increased $599 or 6.5%, reflecting strategic adjustments to the Company’s workforce, some one-time employee severance payments, employee compensation increases, and higher subsidized health and retirement benefits. Non-interest expenses also included a variety of non-recurring charges recorded at BTI during 2003, principally relating to corporate restructuring activities, operating cost improvements, legal proceedings, and a write-down of goodwill at Dirigo.
  Performance Ratios: Return on average assets (ROA), and return on average equity (ROE) are two industry measures by which the financial performance of a banking institution is generally measured. During 2003 the Company’s ROA amounted to 0.93%, compared with 0.88% in 2002, representing an improvement of 5.7%. The Company’s ROE amounted to 9.66% in 2003, compared with 8.64% in the prior year, representing an improvement of 11.8%.

BTI Restructuring Plan

As more fully enumerated in Part I, Item 1 of this report, in the fourth quarter of 2003 the Company’s Board of Directors approved a re-structuring plan for BTI. While the corporate structure and legal entities will change, all financial services provided will essentially remain the same. As more fully discussed under Item 7, segment reporting, and Item 8, Note 8 of the Consolidated Financial Statements, Line of Business Reporting, the 2003 net loss at BTI amounted to $759 compared with a 2002 net loss of $1,133, representing a reduction in loss of $374, or 33.6%. The Company believes the changes outlined in the BTI re-structuring plan will improve operating efficiencies and future performance.

Other Matters and Events

  Legal Proceedings: During 2003 all previously reported legal proceedings were resolved, none of which had a material impact on Company earnings.
  Stock Repurchase Plan: As more fully enumerated under Item 7 in this report on Form 10-K, in the first quarter of 2004 the Company announced its second stock repurchase plan under which the Company may purchase up to 10% of its outstanding shares of common stock.
  Cash Dividends: In the first quarter of 2004 the Company increased its quarterly dividend by 5.3%, to 20 cents per share.
  Tangible Book Value: At December 31, 2003 the Company’s tangible book value amounted to $16.85 compared with $16.04 at December 31, 2002.

Outlook

Reflecting trends in the National and Regional economies, the Company’s market area generally witnessed little economic growth during 2003, and interest rate decreases in 2002 and 2003 compressed the Company’s net interest margin. Though these developments have not had a materially adverse affect on the Company to date, the Company continues to monitor them closely as discussed throughout this report. The economies and real estate markets in the Company’s primary market areas will continue to be significant determinants of the quality of the Company’s assets in future periods and, thus, its results of operations, liquidity, and financial condition. The Company believes future economic activity will in part depend on stronger employment, consumer confidence, personal consumption expenditures, and business expenditures for new capital equipment. Other factors which could effect the Company’s financial performance and that of its common stock, are more fully enumerated in the "Forward-Looking Statements" discussion at the beginning of this report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition are based on the Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management evaluates its estimates, including those related to the allowance for loan losses and review of goodwill for impairment, on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the consolidated financial statements:

Allowance for Loan Losses - Management believes the allowance for loan losses is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated loss exposure in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of properties to be foreclosed. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of Credit Risk in the Risk Management section and Note 1 of the Notes to Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the reserve for loan losses.

Income Taxes – The Company estimates its income taxes for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary timing differences, resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that the recovery is not likely a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2003, there was no valuation allowance for deferred tax assets.

Interest Income Recognition on Loans - Interest income on loans is included in income as earned based upon the unpaid principal balance of the loan. The Company’s policy is to discontinue the accrual of interest, and to reverse and uncollected interest recorded on loans, when scheduled payments become contractually past due in excess of 90 days or, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful.

Goodwill and Other Intangible Assets - Management utilizes numerous techniques to estimate the value of various intangible assets held by the Company. Management utilized various methods to determine the appropriate carrying value of goodwill as required under Statement of Financial Accounting Standards ("SFAS") No. 142. At December 31, 2003, the carrying value of goodwill amounted to $300. Goodwill from a purchase acquisition is subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using several standard valuation techniques including discounted cash flow analyses, as well as an estimation of the impact of business conditions. Different estimates or assumptions are also utilized to determine the appropriate carrying value of other intangible assets including mortgage-servicing rights. The use of different estimates or assumptions could produce different estimates of carrying value.

FINANCIAL CONDITION

Asset / Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets were 92.9% and 92.5% of total average assets during 2003 and 2002, respectively.

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

Earning Assets

For the year ended December 31, 2003, the Company’s total average earning assets amounted to $520,741, compared with $479,999 in 2002, representing an increase of $40,742, or 8.5%. The increase in earning assets was entirely attributed to growth in the consumer and commercial loan portfolios, as the investment securities portfolio posted year-over-year decline.

The tax-equivalent yield on total average earning assets amounted to 6.00% in 2003, compared with 6.81% in the prior year, representing a decline of 81 basis points. Despite the earning asset growth during 2003, total interest earned amounted to $31,263, compared with $32,677 in the prior year, representing a decline of $1,414, or 4.3%.

Over the past three years there have been thirteen interest rate decreases resulting in a historical 550 basis point drop in the federal funds targeted rate during this period. Further, there have been significant parallel shifts in the U.S. Treasury yield curve. This trend was most profound during the quarter ended June 30, 2003, when the yield on the benchmark 10-year Treasury note dropped to as low as 3.07% and the federal funds targeted rate fell to 1.00%, in both cases representing forty-five year lows. This historically low interest rate environment caused sharp yield declines on the Company’s variable rate earning assets, and prepayment speeds on fixed rate earning assets to increase dramatically. These were the principal factors underlying the 2003 decline in interest income.

Total Assets

Led by consumer and commercial loan growth, the Company’s total assets ended the year at $583,746, representing an increase of $29,928, or 5.4%, compared with December 31, 2003.

Loan Portfolio

The loan portfolio is primarily secured by real estate in the counties of Washington and Hancock, Maine. The following table summarizes the components of the Bank’s loan portfolio as of December 31st over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2003	2002	2001	2000	1999

Real estate loans
Construction and development	$ 12,639	$ 16,270	$ 20,348	$ 12,297	$ 15,674
Mortgage	322,579	287,990	229,634	208,815	195,645
Loans to finance agricultural production and other loans to farmers	11,719	11,053	7,149	6,674	10,814
Commercial and industrial loans	19,167	20,010	22,158	23,729	22,561

Loans to individuals for household, family and other personal expenditures	11,775	12,818	13,918	15,841	15,693
All other loans	4,554	2,684	3,699	3,978	282
Real estate under foreclosure	975	710	1,064	47	520

TOTAL LOANS	$383,408	$351,535	$297,970	$271,381	$261,189

Less: Allowance for possible loan losses	5,278	4,975	4,169	4,236	4,293

NET LOANS	$378,130	$346,560	$293,801	$267,145	$256,896

Total Loans: At December 31, 2003 total loans amounted to $383,408, compared with $351,535 at December 31, 2002, representing an increase of $31,873, or 9.1%. The 2003 increase in total loans was principally attributed to real estate loans, principally consumer, which grew $30,958 or 10.2%, and ended the year at $335,218. Loan growth during 2003 benefited from a favorable market interest rate environment, a stable local economy, and initiatives to expand the Bank’s product offerings and attract new customers while continuing to leverage its existing customer base.

Construction and Development Loans: Total construction and development loans amounted to $12,639 at December 31, 2003 compared with $16,270 at December 31, 2002, representing a decrease of $3,631, or 22.3%. Construction and development loans are principally consumer in nature and represent 3.3% of the loan portfolio at December 31, 2003, compared with 4.6% at the prior year-end. The decrease in 2003 construction and development loans was generally attributable to timing, as the balances from the prior year migrated from construction status to completed homes with permanent financing arrangements.

Mortgage Loans: Mortgage loans, which include consumer real estate, home equity and commercial, accounted for 84.1% of total loans at year-end, compared with 81.9% at December 31, 2002. At December 31, 2003, total mortgage loans amounted to $322,579, compared with $287,990 at December 31, 2002, representing an increase of $34,589, or 12.0%. The increase in mortgage loans was principally attributed to strong consumer mortgage loan originations driven by historically low interest rates, accelerated refinancing activity, and a robust demand for real estate in the Company’s primary market area, Hancock County.

At December 31, 2003, real estate loans comprised 87.4% of the loan portfolio, compared with 86.6% at December 31, 2002. The continued strength in the local real estate markets, both residential and commercial, has led to record property values in the Bank’s market area. Recognizing the impact this trend may have on the loan portfolio, the Bank periodically reviews its underwriting standards to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. To date there has been no significant deterioration in the performance or risk characteristics in the real estate portfolio.

Loans to Finance Agricultural Production and Other Loans to Farmers: Agricultural loans amounted to $11,719 at December 31, 2003 compared with $11,053 at December 31, 2002, representing an increase of $666 or 6.0%. This category of loans represented 3.1% of the portfolio at December 31, 2003, unchanged compared with the same date in 2002.

Commercial and Industrial Loans: Commercial and industrial loans represented 5.0% of the year-end loan portfolio, compared with 5.7% at December 31, 2002. Included in this category of loans are certain loans related to the blueberry industry. The Banks market area demographics generally limit the size and growth potential in this particular category of loans. At December 31, 2003 commercial and industrial loans totaled $19,167, compared with $20,010 at the same date in 2002, representing a decrease of $843, or 4.2%. The decrease in commercial and industrial loans was principally attributed to certain loan payoffs that were not replaced with new loan growth. Additionally, continued strengthening of credit standards has somewhat limited the amount of unsecured or partially secured loan growth in this category of the portfolio.

Loans to Individuals for Household, Family and Other Personal Expenditures: Personal consumer loans, including credit card loans and student loans, totaled $11,775 at December 31, 2003 compared with $12,818 at December 31, 2002, representing a decrease of $1,043, or 8.1%. This category of loans represented 3.1% of the portfolio compared with 3.6% at December 31, 2002. The decline in balances from 2002 was generally attributed to the application of stricter credit underwriting standards, pay-downs, and customer debt consolidation resulting from the continued declining rate environment. The Bank has not campaigned aggressively for these types of loans over the past couple of years, while competition from the financing affiliates of consumer durable goods manufacturers has been strong.

All Other Loans: All other loans represented 1.2% of the portfolio at December 31, 2003 compared with 0.8% in 2002. The balance of all other loans at December 31, 2003 totaled $4,554 compared with $2,684 at December 31, 2002, representing an increase of $1,870, or 69.7%. This category of loans principally includes loans to government municipalities and not-for-profit organizations. The Bank competed aggressively for government municipality loans during 2003, given their typically short maturities and interest rate risk characteristics. Municipality relationships also presented opportunities for providing a variety of other products and services.

Real Estate Loans Under Foreclosure: Real estate loans under foreclosure represented 0.3% of the December 31, 2003 loan portfolio compared with 0.2% at the same date in 2002. At December 31, 2003, real estate loans under foreclosure totaled $975 compared with $710 at December 31, 2002, representing an increase of $265. At December 31, 2003, real estate loans under foreclosure were represented by six commercial mortgage loans amounting to $544 and ten consumer mortgage loans totaling $431. Anticipated losses are provided for in the Bank’s allowance for loan losses.

Loan Concentrations: Loan concentrations continued to reflect the Bank’s business region. At December 31, 2003, approximately 8.2% or $31,493 million of the loan portfolio is represented by loans to the hospitality industry compared with 9.9% or $34,943 at December 31, 2002. While not necessarily a concentration, at December 31, 2003 loans related to Maine’s wild blueberry industry amounted to approximately $7,116, or 1.86% of total loans.

Loan Interest Income Summary: During 2003 the total average tax-equivalent yield on loans amounted to 6.48%, compared with 7.30% in 2002, representing a decline of 82 basis points. Over the past three years there have been thirteen interest rate decreases in the Federal Funds targeted rate totaling 550 basis points, the last being 25 basis points during the second quarter of 2003. Consequently, the yields on short-term and variable rate loan products have declined precipitously during this period. The historically low interest rate environment, including a significant downward parallel shift in the U.S. Treasury yield curve during 2003, following a similar shift during 2002, caused a dramatic increase in both consumer and commercial loan refinancing activity. Consequently, a sizeable portion of the Bank’s higher yielding loans was replaced with new loans at prevailing low interest rates.

Total tax-equivalent interest income from loans amounted to $23,813 in 2003, compared with $23,788 in 2002, representing a decrease of $25, or 0.1%. The decrease in interest rates contributed $2,857 to this decline, while the increase in loan volume offset this amount by $2,882.

Other Real Estate Owned: At December 31, 2003 other real estate owned amounted to $36 compared with $80 at December 31, 2002. One residential property comprises the December 31, 2003 balance. When a real estate loan goes to foreclosure and the Bank purchases the property, a transfer is made from the loan portfolio to the Other Real Estate Owned portfolio at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses prior to the time of the transfer. Other Real Estate Owned is classified on the balance sheet with Other Assets.

Mortgage Loan Servicing: As more fully disclosed in Note 6 to the financial statements, the Bank from time to time will sell mortgage loans to other institutions, and investors. The sale of loans allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2003, the unpaid balance of mortgage loans serviced for others totaled $12,334 compared with $28,569 at December 31, 2002, representing a decrease of 56.8%. The decline in 2003 balances was attributed to accelerated serviced mortgage loan prepayments, resulting from 2003 loan refinancing activity prompted by historically low interest rates. Pursuant to the Bank’s asset and liability management strategy, and in light of its strong capital position, this run-off was not replaced with additional sold loans. Rather, loans originated during 2003 were held in the Bank’s loan portfolio.

The following table shows fixed rate loans and leases reported by remaining maturity, and floating rate loans by next repricing date, for the years ending December 31, 2003, and 2002.

Maturities	12/031/03	12/31/02

Three months or less	$120,309	$114,613
Over three months through 12 months	49,020	44,196
Over one year through three years	28,921	48,258
Over three years through five years	28,101	14,513
Over five years through 15 years	97,259	67,965
Over 15 years	59,798	61,990

Total	$383,408	$351,535

Investment Securities

The investment securities portfolio, including Fed Funds Sold, money market funds and time deposits with other banks, represented 29.4% of the Company’s average interest earning assets during 2003 and generated 23.8% of total interest income, compared with 32.1% and 27.2% during 2002, respectively.

The investment securities portfolio primarily consists of mortgaged-backed securities, United States Government agency securities, obligations of state and political subdivisions, and corporate bonds. The overall objective of the Bank’s investment strategy for this portfolio is to maintain an appropriate level of liquidity, diversify earning assets, manage interest rate risk, and generate acceptable levels of net interest income. The investment securities portfolio is managed under the policy guidelines established by the Bank’s Board of Directors.

Total Investment Securities: At December 31, 2003 total investment securities amounted to $159,297 compared with $162,300 at December 31, 2002, representing a decrease of $3,003, or 1.9%. The 2003 average investment securities balance amounted to $153,040, compared with $154,287 in 2002, representing a decrease of $1,247, or 0.8%. Given the historically low interest rate environment, interest rate risk and strong loan demand, the Bank exercised restraint by not increasing the investment portfolio footings during 2003, despite its strong capital position and appetite for net interest income.

During 2003 the financial markets experienced significant interest rate volatility with the two, five and ten year U.S. Treasury’s reaching lows of 1.10%, 2.07%, and 3.13%, and highs of 2.12%, 3.63%, and 4.61%, respectively. This interest rate environment prompted accelerated pay-downs on mortgage-backed securities and the exercise of callable features on other securities. These securities were replaced pursuant to a strategy that focused on maintaining a portfolio with relatively short duration, thereby reducing exposure to sustained increases in interest rates. This was achieved through investments in securities with predictable cash flows and relatively short average lives; 10-year fully amortizing mortgage-backed securities and high coupon securities, for example. While sacrificing some yield in the near-term, the Bank’s objectives were to maintain a reasonable level of net interest income, manage longer-term interest rate and market risk, and position the portfolio for a rising interest rate environment and an improving economy.

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

Investment securities classified as available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method and are shown separately in the statement of income. Premiums and discounts are recognized in interest income using the interest method over the estimated life of the security. Premiums paid on mortgaged backed securities are amortized proportionate to the three month trailing average Constant Payment Rate (CPR) of each securitized pool of mortgages.

Securities available for sale totaled $124,422 at December 31, 2003, compared with $128,826 at December 31, 2002, representing a decrease of $4,404, or 3.4%. Securities available for sale represented 78.1% of total investment securities at December 31, 2003, compared with 79.4% at December 31, 2002.

The balances of securities held for sale are stated net of fair value adjustments reflecting net unrealized gains of $692, and $3,284 at December 31, 2003 and 2002, respectively. The 2003 decline in unrealized gains was primarily due to higher interest rates at December 31, 2003 compared with the same date last year, sales of securities during 2003, and accelerated pay-downs of high yielding securities during 2003.

The following table summarizes the available for sale portfolio over the past three years:

INVESTMENTS AVAILABLE FOR SALE AT DECEMBER 31
(at fair value)

	2003	2002	2001

Obligations of U.S. Government Agencies	$ 5,528	$ 13,668	$ 9,660
Mortgage Backed Securities
U. S. Government Agencies	87,270	77,305	67,400
Other – MBS	21,709	17,597	12,521
Other	9,915	20,256	17,162
Total	$124,422	$128,826	$106,743

Net Securities Gains: For the year ended December 31, 2003, net gains on the sale of securities amounted to $1,257 compared with $450 in 2002. As more fully discussed under the Results of Operations section of this report, changes in market interest rates during 2003 and 2002 presented attractive opportunities for repositioning a portion of the investment securities portfolio, while maintaining an informed and reasonable level of balance sheet interest rate risk.

Securities Held to Maturity: The securities held to maturity portfolio is managed for yield and earnings generation, liquidity through cash flow, and interest rate risk characteristics within the framework of the entire balance sheet.

Investment securities held to maturity are those where the Bank has the positive intent and ability to hold until maturity. Held to maturity investments are reported at their aggregate cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the interest method. Premiums are amortized to the earliest call date, while discounts are accreted to maturity.

Securities held to maturity totaled $33,965 at December 31, 2003, compared with $31,545 at December 31, 2002, representing an increase of $2,420, or 7.7%. Securities held to maturity represented 21.3% of total investment securities as of December 31, 2003, compared with 19.4% at the same date in 2002. Securities held to maturity predominately represent tax-exempt, bank qualified, municipal bonds, the majority of which were purchased in the fourth quarter of 2001.

At December 31, 2003, investments held to maturity had net unrealized gains of $1,128, compared with $532 at December 31, 2002.

At December 31, 2003, investments held to maturity portfolio had a weighted average expected life of 11.1 years, and was generating a tax-equivalent yield of 7.10%.

The following table summarizes the held to maturity portfolio over the past three years:

INVESTMENTS HELD TO MATURITY AT DECEMBER 31
(at book value)

	2003	2002	2001

Obligations of State and Political Subdivisions	$ 33,374	$30,182	$26,866
Mortgage Backed Securities
U. S. Government Agencies	591	1,363	--
Total	$33,965	$31,545	$26,866

Other Securities: Other securities consist of money market funds, overnight Federal Funds sold, and time deposits with other banks. At December 31, 2003, other securities totaled $910 compared with $1,929 at the same date in 2002, representing a decrease of $1,019, or 52.8%.

Credit Risk: The Bank evaluates and monitors the credit risk of its investments utilizing a variety of resources including external credit rating agencies. At December 31, 2003, 94.3% of the investment portfolio was rated "AAA", principally consisting of mortgage-backed securities. The Bank held no investment securities below a credit rating of "A" at that date.

Investment Securities Interest Income: During 2003 the total aggregate tax-equivalent yield on the investment securities portfolio amounted to 4.93%, compared with 5.91% at the same date in 2002. The declining interest rate environment over the past two years has resulted in a significant increase in prepayment speeds on high coupon mortgage backed securities, an acceleration of premium amortization, and the exercise of call features on certain securities. Securities replaced or added to the investment securities portfolio during 2003 had relatively short average lives or were variable rate and consequently, lower yielding.

Total tax-equivalent interest income from investment securities amounted to $7,450 in 2003, compared with $8,889 in 2002, representing a decrease of $1,439, or 16.2%. The decrease in yields accounted for the decline, as year-over-year volume essentially remained the same.

Investment Securities Maturity Distribution: The following tables summarize the maturity distribution of the held to maturity and available for sale portfolios at December 31, 2003, based upon the final maturity date of the security. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers may have the right to prepay.

MATURITY SCHEDULE FOR INVESTMENTS
HELD TO MATURITY AT DECEMBER 31, 2003
(at book value)

	One Year Or Less	Greater Than One Year to Five Years	Greater Than Five Years to Ten Years	Greater Than Ten Years

Mortgage Backed Securities:
U. S. Government Agencies	$ --	$ --	$ --	$ 591
Average Yield	0%	0%	0%	6.50%

Obligations of State and Political Subdivisions	975	180	390	31,829
Average Yield	3.70%	3.20%	3.20%	4.89%

Total	$975	$180	$390	$32,420

MATURITY SCHEDULE FOR INVESTMENTS
AVAILABLE FOR SALE AT DECEMBER 31, 2003
(at fair value)

	One Year or Less	Greater than One Year to Five Years	Greater than Five Years to Ten Years	Greater than Ten Years

Obligations to U. S. Government Agencies	$ --	$1,515	$ 3,485	$ 528
Average Yield	0.00%	3.33%	3.61%	6.45%

Mortgage backed Securities:
U. S. Government agencies	--	1,880	32,476	52,914
Average Yield	0.00%	5.26%	4.93%	5.58%

Mortgage backed Securities:
Other	--	--	56	21,653
Average Yield	0.00%	0.00%	8.00%	5.38%

Other Bonds	--	--	--	9,915
Average Yield	0.00%	0.00%	0.00%	3.87%

Total	$ --	$3,395	$36,017	$85,010

Investment Securities Concentrations: The Bank does not hold any securities for a single issuer, other than U. S. Government agencies, where the aggregate book value of the securities exceed 10% of the Company’s shareholders’ equity.

Impaired Investments: The investment securities portfolio contains certain investments where amortized cost exceeds fair market value, which at December 31, 2003 amounted to $648. Unrealized losses that are considered other-than-temporary are recorded as an impairment expense on the Company’s Income Statement. In evaluating whether impairments are other-than-temporary, management considers a variety of factors including the nature of the investment(s), the cause of the impairment(s), the number of investment positions that are in an unrealized loss position, and the severity and duration of the impairment(s). Other data considered by management includes, for example, industry analyst reports, sector credit ratings, volatility of the security’s market price, and or any other information considered relevant.

At December 31, 2003, management determined there were no unrealized losses in the investment securities portfolio that were other-than-temporary.

The following table summarizes temporarily impaired investment securities and their approximate fair values at December 31, 2003. All securities referenced are debt securities. At December 31, 2003 the Bank did not hold any common stock or equity securities in its investment securities portfolio.

TEMPORARILY IMPAIRED INVESTMENT SECURITIES

DECEMBER 31, 2003

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities:	Value	Losses	Value	Losses	Value	Losses

Obligations to U.S. Government Agencies	$ 2,483	$ 50	$ - -	$ - -	$ 2,483	$ 50
Mortgage-backed securities:
U.S. Government agencies	25,128	184	4,090	30	29,218	214
Other	459	1	8,301	122	8,760	123
Obligations of states of the U.S. and political
Sub-divisions thereof	202	29	1,006	125	1,208	154
Corporate bonds	4,910	107	- -	- -	4,910	107
Total temporarily impaired securities	$33,182	$371	$13,397	$277	$46,579	$648

At December 31, 2003 the total unrealized losses on temporarily impaired investments amounted to $648, representing, 1.4% of their carrying value. Unrealized losses on investment securities that have been in an unrealized loss position for more than twelve months amounted to $277 thousand, or 2.0% of their carrying value.

At December 31, 2003 the total number of investment positions in an unrealized loss position amounted to 72, represented by 57 mortgage backed-securities, 6 municipal bonds, 5 government agency bonds and 4 corporate bonds. At that same date there were no individual investment positions where the unrealized loss exceeded 3.6% of its carrying value.

Management believes the unrealized losses in the investment portfolio at December 31, 2003 were attributed to interest rates, and particularly resulted from the volatile movements in the U.S. Treasury curve over the past two years. Specifically, certain debt securities were purchased in an interest rate environment lower than where the U.S. Treasury yield curve stood on December 31, 2003. Subsequent to December 31, 2003 the yield curve posted a sharp decline, with the 10-year U.S. Treasury, for example, closing as low as 3.68%, or 57 basis points lower than where it stood at year-end.

Funding Sources

The Bank utilizes various traditional sources of funding to support its earning asset portfolios, principally customer deposits and borrowings from the Federal Home Loan Bank of Boston ("FHLB") of which it is a member. Average total funding in 2003 amounted to $499,224, compared with $460,625 in 2002, representing an increase of $38,599, or 8.4%.

Deposits

The most significant source of funding for earning assets continued to be customer deposits, gathered throughout the Bank’s branch office network. During 2003, total average deposits accounted for 61.9% of the funding required to support the Company’s earning asset portfolios, compared with 63.2% during 2002.

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in the summer and fall. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing lines from the FHLB and cash flows from the investment securities portfolio.

Total Deposits: At December 31, 2003 total deposits amounted to $339,080, compared with $322,015 at December 31, 2002, representing an increase of $17,065, or 5.3%. Total average deposits amounted to $322,414 during 2003, compared with $303,475 during 2002, representing an increase of $18,939 or 6.2%. While all categories of deposits posted year-over-year increases, the growth in 2003 was led by non-maturity transaction accounts; namely: demand deposit, money market and NOW accounts. Depositor preference during 2003 appeared to be that of greater liquidity, given general economic and market conditions.

The following table summarizes the components of the Bank’s total average deposit portfolio:

SUMMARY OF DEPOSIT PORTFOLIO

	2003		2002		2001

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 45,607	--	$ 43,673	--	$ 42,661	--
NOW accounts	54,221	0.34%	48,739	0.60%	43,758	0.82%
Savings accounts	104,275	0.88%	95,514	1.71%	77,002	2.73%
Time deposits	118,311	2.74%	115,549	3.42%	116,502	5.01%
Total deposits	$322,414		$303,475		$279,923

Demand Deposits: Non-interest bearing demand deposits, which are principally commercial in nature, ended 2003 at $49,880 compared with $46,001 at December 31, 2002, representing an increase of $3,879, or 8.4%, compared with December 31, 2002. Total average demand deposits amounted to $45,607 during 2003, representing an increase of $1,934, or 4.4%. Demand deposits represented 14.1% of total average deposits during 2003, compared with 14.4% in the prior year. The Bank offers its business customers with a variety of cash management products including a Cash Management Sweep Account. Customers are able to automatically transfer their excess demand deposit balances, over certain thresholds established with an earnings credit rate, to interest bearing, overnight securities repurchase agreements. Demand deposits also include balances generated by way of the Bank’s Merchant Credit Card Processing Program.

NOW Accounts: The Bank offers NOW accounts to individuals and not-for-profit organizations. During 2003 the Bank’s most successful NOW account product continued to be Gold Wave Checking, a relationship product designed for its elderly and retired customers. At December 31, 2003, total NOW accounts stood at $60,287, representing an increase of $10,115 or 20.2% compared with the same date in 2002. During 2003 total average NOW accounts amounted to $54,221, compared with $48,739 during 2002, representing an increase of $5,482, or 11.2%.

Savings Accounts: Savings accounts, which also include money market accounts, represented 32.2% of total deposits at December 31, 2003, compared with 33.8% at the same date in 2002. The Bank offers statement savings accounts, and as a community oriented financial institution continues to offer the more traditional passbook savings accounts.

The Bank also offers a tiered-rate, competitively priced money market account, Investors Choice, providing businesses and individuals with short-term investment alternatives. During 2003, a period of historically low interest rates, customers appeared to demonstrate a thirst for the higher liquidity offered through the Investors Choice money market account, versus more traditional longer-term certificates of deposit.

At December 31, 2003, total savings accounts amounted to $109,309, compared with $108,982 at the same date in 2002, representing an increase of $327, or 0.3%. Total average savings accounts amounted to $104,275 during 2003, representing an increase of $8,761, or 9.2%, compared with 2002.

Time Deposits: Total time deposits ended 2003 at $119,604 compared with $116,860 at December 31, 2002, representing an increase of $2,744 or 2.4%. Total average time deposits amounted to $118,311 during 2003, representing an increase of $2,762, or 2.4%, compared with 2002. The relatively sluggish growth in this category of deposits was in part due to depositors’ apparent hesitation to invest in longer term fixed rate certificates at historically low yields. Additionally, in light of the extended low rate environment and its resulting pressure on the Bank’s net-interest margin, during 2003 the Bank did not compete for time deposits as aggressively as it has in the past, with respect to pricing. In pricing non-customer relationship time deposits, the Bank will consider other available sources of funding which may be offered at more attractive terms and prices, including borrowed and brokered funds.

Time deposits in denominations of $100 or greater totaled $18,784 at December 31, 2003 compared with $15,185 at December 31, 2002, representing an increase of $3,599, or 23.7%. Time deposits in denominations over $100 amounted to 5.5% of total deposits at December 31, 2003, compared with 4.7% at the same date in 2002. Included in time deposits of $100 or greater were brokered deposits. Total brokered deposits at December 31, 2003 amounted to $5,988, or 1.8% of total deposits, compared with $5,988 and 1.9% at December 31, 2002.

The following schedule summarizes the maturity distribution of time deposits of $100 or more:

MATURITY SCHEDULE FOR TIME DEPOSITS $100 THOUSAND OR MORE
DECEMBER 31, 2003

Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months

$4,359	$3,472	$4,625	$6,328

Borrowed Funds

Borrowed funds consist of securities sold under agreement to repurchase and borrowings from the FHLB. Advances from the FHLB are secured by stock in the FHLB, U.S. Treasury and Government Agency notes, mortgage-backed securities, and qualifying first mortgage loans.

The Bank utilizes borrowed funds in leveraging its strong capital position and supporting its earning asset portfolios. Borrowed funds are principally utilized to support the Bank’s investment securities portfolio and, to a lesser extent, fund loan growth. Borrowed funds also provide a means to help manage balance sheet interest rate risk, given the Bank’s ability to select desired amounts, terms and maturities on a daily basis.

Total Borrowed Funds: At December 31, 2003, total borrowed funds amounted to $186,431, compared with $170,501 at December 31, 2002, representing an increase of $15,930, or 9.3%. Average 2003 borrowed funds balances amounted to $176,810, compared with $157,150 during 2002, representing an increase of $19,660, or 12.5%.

The increase in borrowed funds during 2003 was utilized to fund loan growth, as the Bank’s investment securities portfolio declined on a year-over-year basis.

As of December 31, 2003, total short-term borrowings, including repurchase agreements, amounted to $58,525, compared with $47,943 at December 31, 2002, or 31.4% and 28.1% of total borrowings, respectively. Conversely, long-term borrowings at December 31, 2003 totaled $127,906, compared with $122,558 at December 31, 2002, or 68.6% and 71.9% of total borrowings, respectively.

Borrowing maturities are managed in concert with the Bank’s asset and liability management strategy, and are closely aligned with the ongoing management of balance sheet interest rate risk. Over the past few years, the Bank has added longer term borrowings to the balance sheet in order to hedge the interest rate risk associated with the growth in longer-term, fixed rate, earning assets generated during periods of historically low interest rates. While this strategy has pressured net interest income in the short-term, management believes it positions the Company well for rising interest rates and an improving economy.

Interest Expense Summary: For the year ended December 31, 2003, total interest expense amounted to $11,075, compared with $12,775 in 2002, representing a decrease of $1,700, or 13.3%. The total cost of the Bank’s interest bearing liabilities amounted to 2.44% in 2003, compared with 3.06% in 2002, representing a decline of 62 basis points.

As more fully enumerated under the Results of Operations section of Managements Discussion and Analysis, declining interest rates over the past two years was the principal factor underlying the decreases in the Bank’s cost of interest bearing funds and total interest expense. The decline in interest rates contributed $2,907 to the 2003 decrease in interest expense, while increased levels of interest-bearing liabilities offset this amount by $1,207.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, the Company continues to be a "well capitalized" bank holding company according to regulatory standards. In 2003, the Company continued to maintain a strong capital position, which is vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Historically, most of the Company’s capital requirements have been provided through retained earnings and this continues to be the case.

Stock Repurchase Plans: In November 1999, the Company announced a stock repurchase plan. The Board of Directors of the Company at that time authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 344,000 shares. The Board of Directors subsequently authorized the continuance of that program through December 31, 2003. As of December 31, 2003, the Company had repurchased 339,814 shares of stock under the plan, at a total cost of $6,151 and an average price of $18.10 per share. The share repurchase program terminated on December 31, 2003. The Company records the repurchased shares as treasury stock.

In March 2004, the Company announced a second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and will continue through December 31, 2005. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. The Company’s believes that a stock repurchase plan is a prudent use of capital at this time. The Company anticipates that the stock repurchase plan will be immediately accretive to the return on average equity and earnings per share.

Cash Dividends: The Company has historically paid regular quarterly cash dividends on its common stock. In the third quarter of 1999, the Company increased its quarterly dividend from $0.17 per share to $0.19 per share. Quarterly dividends continued at this rate through 2003. Each quarter the Board of Directors declares the payment of regular quarterly cash dividends, subject to adjustment from time to time, based on the Company’s earnings outlook and other relevant factors. In the first quarter of 2004 the Company increased its quarterly dividend by 5.3% to $0.20 per common share. The dividend was paid March 15, 2004 to shareholders of record as of the close of business on February 20, 2004.

The Company’s 2003 dividend payout ratio amounted to 45.8%, compared with 53.6% in 2002.

Capital Ratios: At December 31, 2003, the Company’s total risk based capital was $56,403 or 14.7% of risk-weighted assets, compared with $53,434, or 14.5% of total risk-weighted assets at December 31, 2002. Tier I capital totaled $51,601 or 13.4% of risk-weighted assets, compared with 48,819, or 13.2% of total risk weighted assets at December 31, 2002. The ratio of Tier I capital to average weighted assets, or leverage ratio, at December 31, 2003 was 8.9%, unchanged from the same date in 2002.

As more fully depicted in Note No. 13 to the Consolidated Financial Statements, during 2003 the Bank maintained its standing as a "well capitalized" institution as defined by regulatory standards. At December 31, 2003, the Bank’s Tier I Leverage, Tier I Risk Based and Total Risk Based capital ratios exceeded the regulatory requirements for "well capitalized" institutions by 3.3%, 6.0% and 2.9%, respectively. At December 31, 2003 the Company’ s capital ratios exceeded regulatory capital adequacy standards by 6.7%, 9.4% and 4.9%, respectively.

There are no known trends, events or uncertainties, nor any recommendations by any regulatory authority, that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or operating results.

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

Total Net Interest Income: For the year ended December 31, 2003, net interest income on a fully tax- equivalent basis amounted to $20,188 compared with $19,902 and $17,870 in 2002 and 2001, representing increases of $286 and $2,032, or 1.4% and 11.4%, respectively.

The increase in 2003 net interest income was entirely attributed to a $40,742 increase in average earning assets during the year, as the 2003 net interest margin declined 27 basis points to 3.88%, compared with 2002. The net interest margin in 2001 amounted to 4.18%.

As more fully enumerated under the "earning assets" discussion in this report, the declining interest rate environment over the past two years has had a relatively significant impact on the Bank’s earning asset yields and the cost of its interest bearing funds. During 2003, the yield on average earning assets amounted to 6.00%, compared with 6.81% and 7.86% in 2002 and 2001, representing declines of 81 and 105 basis points, respectively. Similarly, the cost of interest bearing liabilities amounted to 2.44% in 2003, compared with 3.06% and 4.29% in 2002 and 2001, representing declines of 62 and 123 basis points, respectively. Driven by record loan refinancing activity and accelerated cash flows from the investment portfolio during 2003, the decline in yields on earning assets outpaced the decline in the cost of interest bearing liabilities by 19 basis points.

During 2003 the Bank pursued a number of strategies to achieve a reasonably stable net interest margin in an extended low interest rate environment, while it continued to manage exposure to rising rates over the longer-term horizon. These strategies included a repositioning of a portion of the investment securities portfolio, utilization of interest rate swap agreements, and effective loan and deposit pricing strategies, orchestrated within well-established asset/liability management policies and the overall management of balance sheet interest rate risk.

During 2003 the Bank successfully marketed 10-year, fully amortizing 10-year mortgage products, including a bi-weekly payment 10-year mortgage product. While 10-year fully amortizing products generate lower yields than longer-term products, their cash flow characteristics diminished the degree of long-term interest rate risk, and better-positioned the Bank for rising interest rates in the future.

The Bank continued to utilize longer-term borrowings to fund a portion of earning asset growth during 2003 as it had during 2002. While the use of longer-term borrowing maturities naturally resulted in less net interest income, they more closely matched the maturities of fixed rate earning assets that were added to the Bank’s balance sheet, thereby preserving the sensitivity of net interest income in a rising rate environment.

The Bank has been deliberate in its efforts to hedge the interest rate risk associated with the addition of fixed rate earning assets to the balance sheet during a period of historically low interest rates. As more fully enumerated under the Market Risk section of this report, the Bank maintained its asset sensitive balance sheet during 2003, and believes it is positioned to benefit from rising rates and an improving economy.

The following tables summarize the Company’s average balance sheets and the components of net interest income, including a reconciliation of tax equivalent adjustments, for the years ended December 31, 2003, 2002 and 2001:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2003

	Average Balance	Interest	Average Rate

Interest Earning Assets:
Loans (1,3)	$367,701	$23,813	6.48%
Investment securities(3)	150,138	7,406	4.93%
Federal Funds sold, money market funds, and time
deposits with other banks	2,902	44	1.52%
Total Investments	153,040	7,450	4.87%
Total Earning Assets	520,741	31,263	6.00%

Non Interest Earning Assets:
Cash and due from banks	8,227
Other assets (2)	31,869
Total Assets	$560,837

Interest Bearing Liabilities:
Deposits	$276,807	$ 4,336	1.57%
Securities sold under repurchase agreements	13,086	173	1.32%
Other borrowings	163,724	6,566	4.01%
Total Borrowings	176,810	6,739	3.81%
Total Interest Bearing Liabilities	453,617	11,075	2.44%

Non Interest Bearing Liabilities:
Demand deposits	45,607
Other liabilities	7,689
Total Liabilities	506,913
Shareholders' equity	53,924
Total Liabilities and Shareholders' Equity	$560,837
Net Interest Income and Net Interest Margin (3)		20,188	3.88%
Less: Tax Equivalent Adjustment		(684)
Net Interest Income		$19,504	3.75%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities and allowance for loan losses are recorded in other assets.
(3) For purposes of these computations, reported on a tax equivalent basis.

AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2002

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$325,712	$23,788	7.30%
Investment securities(3)	147,826	8,735	5.91%
Federal Funds sold, money market funds, and time
deposits with other banks	6,461	154	2.38%
Total Investments	154,287	8,889	5.76%
Total Earning Assets	479,999	32,677	6.81%

Non Interest Earning Assets:
Cash and due from banks	10,913
Other assets (2)	28,027
Total Assets	$518,939

Interest Bearing Liabilities:
Deposits	$259,802	$ 5,880	2.26%
Securities sold under repurchase agreements	13,124	288	2.19%
Other borrowings	144,026	6,607	4.59%
Total Borrowings	157,150	6,895	4.39%
Total Interest Bearing Liabilities	416,952	12,775	3.06%

Non Interest Bearing Liabilities:
Demand deposits	43,673
Other liabilities	5,501
Total Liabilities	466,126
Shareholders' equity	52,813
Total Liabilities and Shareholders' Equity	$518,939
Net Interest Income and Net Interest Margin (3)		19,902	4.15%
Less: Tax Equivalent Adjustment		(613)
Net Interest Income		$19,289	4.02%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities and allowance for loan losses are recorded in other assets.
(3) For purposes of these computations, reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2001

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$283,728	$24,355	8.58%
Investment securities(3)	132,398	8,794	6.64%
Federal Funds sold, money market funds, and time
deposits with other banks	11,530	472	4.09%
Total Investments	143,928	9,266	6.44%
Total Earning Assets	$427,656	$33,621	7.86%

Non Interest Earning Assets:
Cash and due from banks	11,767
Other assets (2)	28,826
Total Assets	$468,249

Interest Bearing Liabilities:
Deposits	$237,262	$ 8,298	3.50%
Securities sold under repurchase agreements	13,348	519	3.89%
Other borrowings	116,688	6,934	5.94%
Total Borrowings	130,036	7,453	5.73%
Total Interest Bearing Liabilities	367,298	15,751	4.29%

Non Interest Bearing Liabilities:
Demand deposits	42,661
Other liabilities	6,011
Total Liabilities	415,970
Shareholders' equity	52,279
Total Liabilities and Shareholders' Equity	$468,249
Net Interest Income and Net Interest Margin (3)		17,870	4.18%
Less: Tax Equivalent Adjustment		(193)
Net Interest Income		$17,677	4.13%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities and allowance for loan losses are recorded in other assets.
(3) For purposes of these computations, reported on a tax equivalent basis.

Interest Margin: The net interest margin, expressed on a tax-equivalent basis, is determined by dividing tax-equivalent net interest income by average interest-earning assets. The interest rate spread represents the difference between the average tax-equivalent yield earned on interest earning-assets and the average rate paid on interest bearing liabilities. The net interest margin is generally higher than the interest rate spread due to the additional income earned on those assets funded by non-interest bearing liabilities, primarily demand deposits and shareholders’ equity.

As previously discussed, the tax-equivalent net interest margin amounted to 3.88% in 2003, compared with 4.15% and 4.18% during 2002 and 2001, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in net interest income and the net interest margin are outlined in the succeeding discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2003				2002
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

	Average Rate	Average Rate	Average Rate	Average Rate	Average Rate	Average Rate	Average Rate	Average Rate
Interest Earning Assets:
Loans (1,2)	6.22%	6.27%	6.67%	6.79%	6.97%	7.28%	7.46%	7.57%
Investment securities (2)	4.60%	4.60%	5.08%	5.29%	5.13%	5.73%	5.75%	6.13%
Fed Funds sold, money market funds, and time deposits with other banks	1.37%	2.14%	2.15%	2.32%	1.54%	2.80%	1.85%	1.98%
Total Investments	4.53%	4.55%	5.03%	5.23%	5.03%	5.55%	5.66%	5.90%
Total Earning Assets	5.73%	5.78%	6.19%	6.30%	6.32%	6.72%	6.88%	6.99%

Interest Bearing Liabilities:
Deposits	1.37%	1.49%	1.67%	1.79%	1.97%	2.25%	2.42%	2.46%
Securities sold under repurchase agreements	1.10%	1.21%	1.45%	1.58%	2.05%	2.14%	2.27%	2.32%
Other borrowings	3.95%	3.93%	3.99%	4.19%	4.52%	4.68%	4.47%	4.69%
Total Borrowings	3.70%	3.74%	3.83%	3.99%	4.30%	4.48%	4.31%	4.46%
Total Interest Bearing Liabilities	2.27%	2.37%	2.53%	2.64%	2.83%	3.08%	3.16%	3.22%

Rate Spread	3.45%	3.40%	3.66%	3.66%	3.49%	3.64%	3.73%	3.77%

Net Interest Margin (2)	3.76%	3.73%	3.97%	4.03%	3.92%	4.08%	4.14%	4.25%

Net Interest Margin w/o Tax Equivalent Adjustments	3.64%	3.59%	3.83%	3.90%	3.79%	3.94%	4.03%	4.12%

As depicted on the foregoing table, the net interest margin peaked at 4.25% during the first quarter of 2002, and reached a two year low of 3.73% during the third quarter of 2003, representing a decline of 52 basis points. The margin decline in the third quarter of 2003 immediately followed the peak of loan re-financing activity, in part triggered by the sharp second quarter drop in the U.S. Treasury yield curve, at which time longer-term interest rates dipped to historical lows. Accelerated prepayments on fixed rate loans and investment securities, combined with accelerated amortization of premiums in the investment portfolio, drove this decline. During the fourth quarter of 2003, the net interest margin began to strengthen, and loan prepayments and investment securities cash flow began to slow. In line with the current interest rate environment, management anticipates the net interest margin will continue to stabilize into the first quarter of 2004.

Rate / Volume Analysis: As previously discussed, the Bank’s tax-equivalent net interest income increased $286 during 2003 compared with 2002. The volume of interest earning assets added to the balance sheet during 2003 contributed $1,764 to this increase, but was offset by $1,478 due to the impact of lower yields and interest rates.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
TWELVE MONTHS ENDED DECEMBER 31, 2003 VERSUS DECEMBER 31, 2002
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Interest Income

Loans (1,2)	$2,882	$(2,857)	$ 25
Taxable investment securities	10	(1,488)	(1,478)
Non-taxable investment securities (2)	145	4	149
Fed funds sold, money market funds, and time deposits with other banks	(66)	(44)	(110)

TOTAL EARNING ASSETS	2,971	(4,385)	(1,414)

Deposits	364	(1,908)	(1,544)
Securities sold under repurchase agreements	(1)	(114)	(115)
Other borrowings	844	(885)	(41)
TOTAL INTEREST BEARING LIABILITIES	1,207	(2,907)	(1,700)

NET CHANGE IN NET INTEREST INCOME (2)	$1,764	$(1,478)	$ 286

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
TWELVE MONTHS ENDED DECEMBER 31, 2002 VERSUS DECEMBER 31, 2001
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Interest Income

Loans (1,2)	$3,336	$(3,903)	$ (567)
Taxable investment securities	(434)	(1,238)	(1,672)
Non-taxable investment securities (2)	1,530	83	1,613
Fed funds sold, money market funds, and time deposits with other banks	(163)	(155)	(318)

TOTAL EARNING ASSETS	4,269	(5,213)	(944)

Deposits	729	(3,147)	(2,418)
Securities sold under repurchase agreements	(9)	(222)	(231)
Other borrowings	1,437	(1,764)	(327)
TOTAL INTEREST BEARING LIABILITIES	2,157	(5,133)	(2,976)

NET CHANGE IN NET INTEREST INCOME (2)	$2,112	$ (80)	$ 2,032

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

For the year ended December 31, 2003, total non-interest income amounted to $7,339, compared with $6,701 and $7,984 in 2002 and 2001, representing an increase of $638, or 9.5%, and a decrease of $1,283, or 16.1%, respectively.

For the year ended December 31, 2003, total non-interest expense amounted to $19,204, compared with $18,336 and $18,489 in 2002 and 2001, representing an increase of $868, or 4.7%, and a decrease of $153, or 0.8%, respectively.

Segment Reporting: As more fully disclosed in Note 8 to the Consolidated Financial Statements, the Company manages and operates two lines of business: Community Banking and Financial Services. Community Banking includes lending and deposit gathering activities and related services to businesses and consumers. Financial Services, consists of trust services, investment portfolio management, and broker-dealer operations. The business lines are identified by the entities through which the products or services are delivered. The following discussion and analysis of other operating income and expenses focuses on each business segment separately:

Community Banking
Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Non-interest income	$ 5,301	$ 4,586	$ 4,678
Non-interest expense	$15,115	$14,221	$13,344

Non-interest Income: Non-interest income from Community Banking represented 72.2% of the Company’s total 2003 non-interest income, compared with 68.4% and 58.6% in 2002 and 2001, respectively.

For the year ended December 31, 2003, the Bank’s total non-interest income amounted to $5,301, compared with $4,586 and $4,678 in 2002 and 2001, representing an increase of $715 or 15.6%, and a decrease of $92 or 2.0%, respectively.

The increase in 2003 non-interest income was principally attributed to $1,257 in net gains on the sale of investment securities, compared with $450 during 2002, representing an increase of $807, or 179.3%. Changes in market interest rates during 2003 presented opportunities to reposition a portion of the Bank’s investment securities portfolio, while maintaining a reasonable and informed level of interest rate risk. There is no assurance that the recording of securities gains will continue in future reporting periods at 2003 levels. It is important to note, however, that the available for sale investment securities portfolio is managed on a total return basis, in concert with well-structured asset/liability management policies. The Bank will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and its needs for adequate liquidity.

Service charges on deposit accounts amounted to $1,509 during 2003 compared with $1,483 in 2003, representing a modest increase of $26, or 1.8%. The growth in service charge income continued to be pressured during 2003, given aggressive competitive pricing in the Bank’s market place and a continued consolidation of customer deposit relationships.

Fees from credit card processing activities amounted to $1,614 during 2003, representing a decline of $40 or 2.4% compared with 2002, reflecting lower overall transaction volumes than experienced in the prior year. Income from mortgage loan servicing declined $58 during 2003 or 48.6%, as the Bank held originated mortgage loans while the pre-payment speeds on its serviced portfolio increased dramatically in reaction to historically low interest rates.

Increases in 2002 non-interest income were attributed to $450 in net gains on the sale of investment securities, compared with none during 2001. Offsetting the increase in 2002 income from securities gains was a $381, or 20.4%, decline in service charges on deposit accounts compared with 2001. In December of 2000 the Bank implemented various product and service fee enhancements and improved its management over fee waivers. These actions substantially improved non-interest income during the first half of 2001. However, as was generally anticipated, the initial impact on fee income was not fully sustained in the months following implementation, as many low balance accounts were either consolidated or closed, and certain customer habits, including overdraft activity, showed substantial change. Led by a decline in mortgage loan servicing fees, other fee income also declined in 2002, decreasing $213 from 2001 levels.

Non-interest Expense: Non-interest expense from Community Banking represented 78.7% of the Company’s total 2003 non-interest expense, compared with 77.6% and 72.2% in 2002 and 2001, respectively.

For the year ended December 31, 2003, the Bank’s total non-interest expense amounted to $15,115 compared with $14,221 and 13,344, in 2002 and 2001, representing increases of $894 and $877, or 6.3% and 6.6%, respectively.

The increase in 2003 non-interest expense was principally attributed higher salaries and employee benefit expenses, and corporate management fees. Corporate management fees were paid to the BHB holding company and were principally used for salaries and benefits expense. The salaries and employee benefit expense increases in 2003 were principally the result of strategic adjustments to the workforce, some one-time severance payments, employee compensation increases, and higher subsidized employee health insurance and supplemental retirement benefits.

Salaries and employee benefit expenses also accounted for a substantial portion of the 2002 increase in non-interest expenses compared with 2001.

Financial Services
Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Non-interest income	$2,332	$2,352	$3,407
Non-interest expense	$3,502	$3,720	$4,979

Non-interest Income: Non-interest income from Financial Services (BTI) represented 31.8% of the Company’s total 2003 non-interest income, compared with 35.1% and 42.7% in 2002 and 2001, respectively.

For the year ended December 31, 2003, total non-interest income at BTI amounted to $2,332, compared with $2,352 and $3,407 in 2002 and 2001, representing decreases of $20 and $1,055, or 0.9% and 31.0%, respectively.

Fees charged to clients of Trust Services are principally derived from the market values of assets managed and held in custody. For the year ended December 31, 2003 total non-interest income at Trust Services amounted to $1,721 compared with $1,822 in 2002, representing a decline of $101, or 5.5%.

During 2003, fee income at Trust Services was impacted by a year-over-year decline in assets under management and held in custody, which at December 31, 2003 stood at $208,925 compared with $201,708 at the same date in 2002. While equity markets and managed asset portfolio performance showed strength during 2003, these gains were essentially offset by closed accounts, in particular, two large relationships amounting to approximately $14,000. During 2003, Trust Services continued to migrate certain smaller account relationships to Dirigo, providing clients with more economical solutions while improving overall operating efficiencies.

The decline in 2002 non-interest income at Trust Services was also attributed to declines in the market value of assets under management and held in custody. However, the decline in 2002 was more the result of depressed securities markets, investor confidence, corporate scandals, troubled world economies, and overall geo-political tensions and uncertainties.

For the year ended December 31, 2003, total non-interest income at Dirigo, BTI’s full service brokerage subsidiary, amounted to $492 compared with $464 during 2002, representing an increase of $28, or 6.0%.

For the year ended December 31, 2002, total revenue at Dirigo amounted to $464, compared with $760 in 2001, representing a decrease of $296, or 38.9% compared with 2001. Restrained investor confidence, particularly in the retail brokerage sector, combined with a number of staffing changes and reductions, impacted Dirigo’s revenue stream during 2002.

Non-interest Expense: Non-interest expense from Financial Services represented 18.2% of the Company’s total 2003 non-interest expense, compared with 20.3% and 26.9% in 2002 and 2001, respectively.

For the year ended December 31, 2003, total non-interest expense at BTI amounted to $3,502, compared with $3,720 and $4,979 in 2002 and 2001, representing decreases of $218 and $1,259, or 5.9% and 25.3%, respectively.

The reduction in non-interest expense during 2003 was attributed to a combination of factors. Salaries and benefit expenses declined $227, or 13.4%, and were principally the result of management and staffing changes. Occupancy expense declined during 2003, resulting from a downsizing of the Bangor office in late 2002 and the occupation of additional office space in the BTI headquarters complex by affiliates of BTI, namely the Bank and the Company. Led by declines in professional services, 2003 expense reductions were also achieved in a variety of other operating areas, as BTI continued pursing austerity initiatives to improve overall operating efficiency. Offsetting a portion of the foregoing 2003 expense reductions were certain non-recurring charges associated with organizational restructuring activities and, to a lesser extent, expenses incurred in connection with certain legal settlements. Non -interest expense in 2003 also included a $75 write down of goodwill associated with the acquisition of Dirigo.

During 2002 BTI’s non-interest expense declined $1,259, or 25.3% from 2001 levels. Included in 2001 non-interest expense was a restructuring charge of $618 recorded in the fourth quarter as a result of significant management changes within BTI. The decline in 2002 non-interest expense was also attributed a reduction of $343 in salaries and employee benefit expenses resulting from management and staffing changes. Marketing expenses declined $270 from 2001 levels following large-scale campaigns supporting the formation of BTI.

Accounting Change: During the first half of 2002 the Company completed its implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill to be tested for impairment rather than amortized over a period of time. The Company estimated the value of goodwill utilizing several standard valuation techniques, including discounted cash flows, as well as an estimation of the impact of current business conditions on the long-term value of the goodwill carried on the balance sheet. Management and the Board of Directors determined the impact of the overall deterioration of the stock and bond markets on investor activities within its target market area had negatively impacted the value of the Company’s goodwill balance related the acquisition of Dirigo. This resulted in an estimation of impairment of $247, net of tax. Accordingly, the Company recorded an after tax charge of $247 in the first quarter of 2002.

Income Taxes

The Company’s effective income tax rate in 2003 amounted to 26.7%, compared with 26.6% and 32.1% in 2002 and 2001, respectively. The income tax provisions for these periods was less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes principally because of tax-exempt interest income on certain investment securities, loans and bank owned life insurance. The decline in the effective income tax rate during 2002 was principally attributed to increases in the Company’s tax-exempt interest income, primarily resulting from the addition of tax-exempt securities to the Bank’s investment securities portfolio in late 2001.

RISK MANAGEMENT

Among the most significant financial risks managed by the Company are credit risk, market risk, liquidity risk and off balance sheet risk. Management’s discussion and analysis of these risks follows.

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

As a result of management’s ongoing review of the loan portfolio, loans are placed on non-accrual status, either due to the delinquent status of principal and/or interest, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent because collection in full of all outstanding principal and interest are in doubt. Loans are generally placed on non-accrual status when principal and/or interest is 90 days overdue. Consumer loans are generally charged off when principal and/or interest payments are 120 days overdue.

Non-performing Loans: Non-performing loans (NPLs) include loans on non-accrual status, loans that have been treated as troubled debt restructurings, and loans past due 90 days or more and still accruing interest. As of December 31, 2003, there were no troubled debt restructurings in the loan portfolio.

The following table sets forth the details of non-performing loans over the last five years.

NON-ACCRUAL LOANS
AND ACCRUING PAST DUE 90 DAYS OR MORE
AT DECEMBER 31

	2003	2002	2001	2000	1999
Loans accounted for on a
non-accrual basis	$1,295	$ 986	$2,191	$6,907	$2,016
Accruing loans contractually
past due 90 days or more	199	188	151	1,206	706
Total Non-Performing Loans	$1,494	$1,174	$2,342	$8,113	$2,722

Ratios:
Allowance for Loan Losses to Total Loans	1.38%	1.42%	1.40%	1.56%	1.64%
Non-Performing to Total Loans	0.39%	0.33%	0.79%	2.99%	1.04%
Allowance for Loan Losses to Non-Performing Loans	353%	424%	178%	52%	158%

At December 31, 2003, total non-performing loans stood at $1,494, or 0.39% of total loans, compared with $1,174 or 0.33% at the same date in 2002. While non-performing loans have increased, they remain at relatively low levels and are not considered to be a reflection of an overall deterioration in credit quality of the portfolio.

During 2003 and 2002 the Bank maintained its non-performing loans at significantly lower levels compared with 2001 and prior years. The Bank attributes this success to a strengthening of its credit administration processes and underwriting standards, aided by a stable local economy. The Bank continues to maintain a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

The 2001 reduction in non-performing loans was principally attributed to one relationship with non-accruing aggregate outstanding loans at December 31, 2000, of $3,100, of which $1,000 was charged off and the balance repaid upon asset liquidation.

While the 2003 non-performing loan ratios continued to reflect favorably on the quality of the loan portfolio, the Bank is cognizant of soft economic conditions overall and weaknesses in certain industry segments in particular, and is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates, and other factors existing at the time.

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

The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past, present and expected conditions, and adequate to provide for estimated losses that have already occurred. Reserves are established for specific loans including impaired loans, a pool of reserves based on historical charge-offs by loan types, and supplemental reserves that adjust historical loss experience to reflect current economic conditions, industry specific risks, and other observable data.

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $1,295 as of December 31, 2003, compared with $986 and $2,191 as of December 31, 2002 and 2001, respectively. The related allowances for loan losses on these impaired loans was $394, $120 and $517 as of December 31, 2003, 2002 and 2001, respectively. The amount of interest income not recorded on impaired loans was $80, $183 and $182 as of December 31, 2003, 2002 and 2001, respectively.

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

Loan loss provisions are recorded based upon overall aggregate data, and the allowance is increased when, on an aggregate basis, additional estimated losses are identified and deemed likely.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES
SUMMARY OF LOAN LOSS EXPERIENCE

	2003	2002	2001	2000	1999

Balance at beginning of period	$ 4,975	$ 4,169	$ 4,236	$ 4,293	$ 4,455
Charge offs:
Commercial, financial
agricultural, others	75	111	1,416	253	445
Real estate:
Construction and development	4	--	--	--	--
Mortgage	207	176	434	170	58
Installments and other loans
to individuals	141	195	454	800	385
Total charge offs	427	482	2,304	1,223	888

Recoveries:
Commercial, financial
agricultural, others	24	121	96	136	51
Real estate:
Construction and development	--	--	--	--	--
Mortgage	106	4	7	7	60
Installments and other loans
to individuals	60	63	67	71	141
Total recoveries	190	188	237	214	252

Net charge offs	237	294	2,067	1,009	636
Provision charged to operations	540	1,100	2,000	952	474

Balance at end of period	$ 5,278	$ 4,975	$ 4,169	$ 4,236	$ 4,293

Average loans outstanding during Period	$367,701	$325,712	$283,728	$271,000	$248,708

Net charge offs to average loans outstanding during period	0.06%	0.09%	0.73%	0.37%	0.26%

The Bank’s loan charge off experience remained nominal during 2003. Total net charge offs during the year amounted to $237 or 0.06% of average loans outstanding, following $294 or 0.09% during 2002.

For the year ended December 31, 2003, the Bank provided $540 to its allowance for loan losses, compared with $1,100 in 2002, representing a decrease of $560, or 50.9%. The provision for loan losses ("provision") in 2003 amounted to 0.15% of average loans, compared with 0.34% and 0.70% in 2002 and 2001, respectively.

The decrease in the 2003 provision principally resulted from a continued strengthening of credit quality, including a variety of credit quality indicators, aided by a continuation of low net charge off experience. Portfolio characteristics and relatively stable economic conditions also contributed to the lower provision.

The 2002 decrease in the provision for loan losses was attributed, in part, to one large credit exceeding $1,000 that was charged off in 2001, the repayment of certain previously classified loans, and an overall strengthening of credit quality in the loan portfolio.

The following table presents the five-year breakdown of the allowance for loan losses by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
(at December 31)
	2003		2002		2001		2000		1999
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category toTotal loans	Amount	Percent of Loans in Each Category to Total loans

Commercial, financial, and agricultural	$2,281	8.05%	$1,737	8.84%	$1,387	9.84%	$1,563	11.20%	$ 578	12.78%
Real estate mortgages:
Real estate- construction	67	3.30%	266	4.63%	135	6.83%	115	4.53%	143	6.00%
Real estate-mortgage	1,708	84.39%	1,992	82.12%	1,525	77.42%	1,945	76.96%	1,784	75.10%
Installments and other loans to individuals	342	3.07%	531	3.65%	855	4.67%	560	5.84%	1,109	6.01%
Other	--	1.19%	--	0.76%	--	1.24%	--	1.47%	183	0.11%
Unallocated	880	0.00%	449	0.00%	267	0.00%	53	0.00%	496	0.00%
TOTAL	$5,278	100.00%	$4,975	100.00%	$ 4,169	100.00%	$4,236	100.00%	$4,293	100.00%

At December 31, 2003, the loan loss adequacy analysis resulted in a need for specific reserves of $3,415, general reserves of $590, impaired reserves of $394, and other reserves of $879. Specific reserves are determined by way of individual review of commercial loan relationships in excess of $250, combined with reserves calculated against total outstandings by category using the Bank’s historical loss experience and other observable data.

General reserves account for the risk and probable loss inherent in certain pools of industry and geographic concentration within the loan portfolio. Loan concentrations continue to reflect the Bank’s business region. At December 31, 2003, the loan portfolio included $31,492 of loans to the hospitality industry, or 8.2% of total loans, compared with $34,943, or 9.9%, at December 31, 2002. While not necessarily considered a loan concentration, at December 31, 2003 loans related to Maine’s wild blueberry industry amounted to approximately $7,116, or 1.86% of total loans.

There were no major changes in loan concentrations during 2003. However, changes were made to the allowance calculation to incorporate loss estimates relating to issues in the Maine wild blueberry industry, to which the Bank has extended credit, and is principally centered in Washington County, Maine. During 2003 the blueberry industry was favorably impacted by price recovery and inventory stabilization, thus diminishing previously recognized credit risk. However, during the fourth quarter of 2003 certain legal matters developed regarding the blueberry industry, the uncertainties of which warranted continued recognition of credit risk. While more recent developments appear favorable, at December 31, 2003 the adequacy analysis of the Allowance incorporates management’s estimate of inherent losses with respect to this industry segment.

Management reviews impaired loans to insure such loans are transferred to non-accrual and written down when necessary. The review includes specific analysis of commercial relationships over $250 and residential foreclosure accounts. Smaller homogeneous loans are not individually reviewed, but are reserved collectively. Impaired reserves consider all consumer loans that are over 90 days past due and impaired commercial loans which are fully reserved within the specific reserves via individual review and specific allocation of potential loss for loans relationships over $250, and pool reserves for smaller impaired loans. The Bank had no troubled debt restructurings at December 31, 2003, and all of its impaired loans were considered collateral dependent and were adequately reserved. Total reserves against impaired loans were $394 at December 31, 2003.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, the Company considers the allowance for loan losses at December 31, 2003 to be appropriate for the risks inherent in the loan portfolio, and resident in the local and national economy as of that date.

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

Interest Rate Risk: Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the Bank’s net interest income. Interest rate risk arises naturally from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet.

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

The Bank utilizes an interest rate risk model widely recognized in the financial industry to monitor and measure interest rate risk. The Bank also utilizes an outside consultant to perform rate shocks of its balance sheet, and to perform a variety of other analysis for the ALCO. The model simulates the behavior of interest income and expense of all on and off-balance sheet instruments under different interest rate scenarios together with a dynamic future balance sheet. Interest rate risk is measured in terms of potential changes in net interest income based upon shifts in the U.S. Treasury yield curve.

Static Gap Analysis: Interest rate gap analysis provides a static view of the maturity and re-pricing characteristics of the Bank’s on and off-balance sheet positions. Gap is defined as the difference between assets and liabilities re-pricing or maturing within specified periods. An asset-sensitive position, or "positive gap," indicates that there are more rate sensitive assets than rate-sensitive liabilities re-pricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position, or "negative gap," generally implies a favorable impact on net interest income during periods of falling interest rates. There are certain limitations inherent in static gap analysis. These limitations include the fact that it is a static measurement and it does not reflect the degrees to which interest earning assets and interest bearing liabilities may respond non-proportionally to changes in market interest rates. Although the ALCO reviews all assumptions used in the model in detail, assets and liabilities do not always have clear re-pricing dates, and re-pricing may occur earlier or later than assumed in the model.

The Bank’s static interest rate sensitivity gap is pictured below:

INTEREST RATE RISK
CUMULATIVE STATIC GAP POSITION
December 31, 2003 and 2002

	One Day To Six Months	Over Six Months To One Year	One Year To Five Years	Over Five Years
December 31, 2003	$ (3,532)	$30,921	$ 75,221	$ (3)
December 31, 2002	$ 61,072	$94,368	$146,814	$ 3
$ Change	$(64,604)	$(63,447)	$(71,593)	$ (6)

The Bank’s December 31, 2003 cumulative interest rate risk sensitivity static gap position indicates the Bank’s balance sheet, over a six month horizon, was about evenly matched, compared with an asset sensitive position for this same horizon at December 31, 2002. The December 31, 2003 gap also indicates the Bank’s balance sheet maintained its asset sensitivity position in the over-six-months and one-year-to-five-year horizons, but not to the same degree as was the case at December 31, 2002. Changes in the Bank’s cumulative static gap position reflect strategic adjustments to the balance sheet, accommodating the continued low interest rate environment and reducing interest rate exposure in an extended flat or downward interest rate environment. The year-over-year changes also reflect the impact of 2003 loan refinancing activity, the $20,000 in interest rate swap agreements added during 2003, a shortening of funding maturities on deposit products and other sources of funds, and the fact that many of the Bank’s funding costs reached, or were near their assumed floors.

Based in part upon the cumulative static gap position, management believes that the Bank decreased its risk to flat or declining rates during 2003, while maintaining a reasonable degree of longer-term of asset sensitivity, thereby positioning the balance sheet favorably for rising rates and an improving economy. In addition, the change in the gap position during 2003 contributed favorably to net interest income and earnings.

Interest Rate Sensitivity Modeling: The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual re-pricing dates for variable products, contractual maturities for fixed rate products, and product specific assumptions for deposits accounts, such as money market accounts, that are subject to re-pricing based on current market conditions. Re-pricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with call provisions, are examined on an individual basis in each rate environment to estimate the likelihood of a call. Prepayment assumptions for mortgage loans and mortgage backed securities are developed from industry median estimates of prepayment speeds, based upon similar coupon ranges and seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different rate scenarios. Interest income and interest expense are then simulated under several rate conditions including:

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
  An extension of the foregoing simulations to each of two, three, four and five-year horizons to determine the interest rate risk with the level of interest rates stabilizing in years two through five. Even though rates remain stable during this two to five year time period, the balance sheet includes changes similar to the first twelve months modeled for each of the rate conditions, as well as re-pricing opportunities driven by maturities, cash flow, and adjustable rate products which will continue to change the balance sheet profile for each of the rate conditions.

Changes in net interest income based upon the foregoing simulations are measured against the flat interest rate scenario and actions are taken in order to maintain the balance sheet interest rate risk within established policy guidelines.

The following table summarizes the Bank’s net interest income sensitivity analysis as of December 31, 2003, over one and two year horizons. In light of the Federal Funds rate of 1.00% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than 200 basis points, as would normally be the case. The table also summarizes net interest income sensitivity under a non-parallel shift in the yield curve, whereby short term interest rates rise 200 and 400 basis points, a scenario which may be more likely, given the current shape of the yield curve.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENERIO
DECEMBER 31, 2003

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Short Term Rates	+400 Basis Points Short Term Rates

Year 1
Net interest income change ($)	($121)	$ 171	($83)	$ 122
Net interest income change (%)	(0.59%)	0.83%	(0.40%)	0.60%

Year 2
Net interest income change vs. year one base ($)	($1,309)	$ 500	($117)	$ 341
Net interest income change vs. year 1 base (%)	(6.38%)	2.44%	(0.57%)	1.66%

The foregoing interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched in a variety of interest rate scenarios. Accordingly, management believes interest rate risk will not have a material adverse impact on future net interest income.

Assuming interest rates remain at or near their current levels and the Bank maintains a static balance sheet, management believes the net interest margin will remain under pressure, as the Bank’s asset base continues to cycle into the current rate environment while most of the funding base has already reset to current interest rate levels. Management believes continued balance sheet growth will be needed to increase the Bank’s net interest income, should rates remain at current levels.

Assuming interest rates continue to decline further and the Bank maintains a static balance sheet, management believes net interest income will remain relatively stable over a one-year horizon then begin to decline. The interest rate sensitivity simulation model suggests that, initially, funding cost reductions will be able to offset declining asset yields keeping net interest income in a narrow range. However, beyond one year, as funding costs reach their assumed floors, asset yields will continue to decline, resulting in lower levels of net interest income. Management believes continued balance sheet growth will be needed to maintain the Bank’s current level of net interest income, should rates continue to fall.

While the simulated interest rate decline over a two-year horizon would reduce net interest income by 6.38% in the second year, management believes that a 100 basis point decline in interest rates, or a Federal Funds Targeted rate of 0.00%, represents a scenario that is not likely to occur. Further, a repositioning of the balance sheet to hedge such a decline, would adversely impact net interest income in a rising rate environment, a scenario management believes is more likely to occur over the longer term.

In a rising rate environment with the Bank maintaining a static balance sheet, management believes net interest income will begin increasing over the one-year horizon and continue to increase in year two and beyond. The interest rate sensitivity simulation model suggests that as rates rise asset extensions resulting from reduced bond calls and prepayments, combined with a high concentration of short term funding, will delay an expected benefit over the one-year horizon. However, over the two-year horizon assets yields will continue to reset at higher levels and margins will widen as funding costs begin to stabilize more quickly. Management believes rising interest rates will increase net interest income without continued balance sheet growth. Management also believes it is well positioned for rising rates beyond the two-year horizon.

Managing the Bank’s interest rate risk sensitivity has been challenging during this period of historically low interest rates. During 2003, the yield curve showed a relatively sharp, downward, parallel shift. As was anticipated by management through use of the interest rate sensitivity model, the Bank’s 2002 net interest income was moderately impacted. Were it not for the 2003 growth in earning assets combined with strategies designed to adjust the posture of the balance sheet, 2003 net interest income would have posted a year-over-year decline.

The following table summarized the Banks net interest income sensitivity analysis as of December 31, 2002, over one and two-year horizons, and assuming a parallel shift in the yield curve. The table also summarized net interest income sensitivity under a non-parallel shift in the yield curve, whereby short-term rates rise by 200 and 400 basis points.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2003, there were no significant differences between the views of the independent consultant and Management regarding the Bank’s interest rate risk exposure.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment/refinancing levels deviating from those assumed, the impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals, product preference changes, and other such variables. The sensitivity analysis also does not reflect actions that the Bank’s asset and liability management committee might take in responding to or anticipating changes in interest rates.

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

The Bank actively manages its liquidity position through target ratios established under its asset/liability management policy. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

The Bank uses a basic surplus/deficit model to measure its liquidity over 30- and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at a minimum of 5% of total assets. At December 31, 2003, liquidity, as measured by the basic surplus/deficit model, was 7.5% over the 30-day horizon and 9.6% over the 90-day horizon. Including its available lines from the Federal Home Loan Bank (FHLB), at December 31, 3003 the Bank’s basic surplus amounted to 8.3% over the 30-day horizon and 10.4% over the 90-day horizon. A portion of the Banks deposit bases is seasonal in nature, with balances typically declining in the Winter months through late Spring, during which period the Bank’s liquidity position tightens.

At December 31, 2003, the Bank had $9,386 in unused lines of credit, and net unencumbered qualifying collateral availability to support an increase of approximately $59,000 in its line of credit with the Federal Home Loan Bank. The Bank also had capacity to borrow funds on a serviced basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio and investment portfolio provide a source of contingent liquidity that could be accessed in a reasonable time period through sales. The Bank also has access to the national brokered deposit market.

The Company maintains a liquidity contingency plan approved by the Bank’s Board of Directors. This plan addresses the steps that would be taken in the event of a liquidity crisis, and identifies other sources of liquidity available to the Company.

Changes in economic conditions, including consumer savings habits and availability or access to the brokered deposit market could potentially have a significant impact on the Company’s liquidity position.

Off -Balance Sheet Commitments

The bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and certain derivative instruments, namely, interest rate swap agreements.

Commitments to Extend Credit: Commitments to extend credit represent agreements by the Bank to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis using the same credit policies as it does for its balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Bank upon the issuance of a commitment, is based on management’s credit evaluation of the borrower.

The following table summarizes the Bank’s commitments to extend credit as of December 31:

	2003	2002	2001

Commitments to originate loans	$26,993	$19,981	$16,563
Unused lines of credit	$68,018	$49,107	$45,453
Unadvanced portions of construction loans	$ 3,863	$ 2,054	$ 5,579
Total	$98,874	$71,142	$ 67,595

The increase in 2003 commitments to extend credit was led by consumer real estate home equity lines and, to a lesser extent, business lines of credit.

Derivative Instruments / Counter-party Risk: As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income, the net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swaps, caps and floors. These instruments are factored into the Bank’s overall interest rate risk position. A policy statement, approved by the Board of Directors of the Bank, governs use of these instruments.

At December 31, 2003 the Bank had three outstanding derivative instruments, all interest rate swap agreements. The details are summarized as follows:

Description	Maturity	Notional Amount ( in thousands)	Fixed Interest Rate	Variable Interest Rate	Hedge Pool

Receive fixed rate, pay variable rate	04/25/04	$10,000	6.43%	Prime	Home Equity Loans
Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime	Home Equity Loans
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime	Home Equity Loans

The interest rate swap agreements hedge a defined pool of the Bank's home equity loans yielding an interest rate of prime, which at December 31, 2003 was 4.00%. The Bank is required to pay a counter party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon interest rates of 6.425%, 6.040%, and 6.250%, respectively over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at December 31, 2003, based upon the then current Prime interest rate of 4.00%.

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years

Fixed payments due from counter-party	$5,590	$1,437	$2,458	$1,656	$ 39
Variable payments due to counter-party based on prime rate	3,926	1,030	1,602	1,168	126
Net cash flow	$1,664	$ 407	$ 856	$ 488	$(87)

The credit risk associated with the interest rate swap agreements is the risk of non-performance by the counter-party to the agreement. However, management does not anticipate non-performance by the counter-party, and regularly reviews the credit quality of the counter-party from which the instruments have been purchased. For swap transactions the contract or notional amount does not represent exposure to credit loss. The Bank would be exposed to risk should the counter-party default in its responsibility to pay interest under the terms of the swap or floor agreement.

The interest rate swap agreements, which management believes qualify as a cash flow hedges, had total unrealized gains of $86 at December 31, 2003. In accordance with the Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", the unrealized gain is recorded in the statement of condition with the offset recorded in the statement of Other Comprehensive Income. The use of the interest rate swap agreement increased interest income by $498 during 2003 compared with $117 in 2002.

The Financial Accounting Standards Board (FASB) is currently developing SFAS No. 133 implementation guidance covering cash flow hedges; specifically, hedging the variable interest payments on a group of Prime-Rate-Based Interest-Bearing Loans. At issue is whether the prime interest rate may be designated as the benchmark rate in a hedge of interest rate risk, as opposed to either the U.S. Treasury rate or the LIBOR swap rate. Should the FASB rule that the prime interest rate may not be used as a benchmark rate, the Company will modify its accounting treatment covering interest rate swap agreements. The Company does not believe this guidance will have a materially adverse impact on its financial condition or results of operations.

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

At December 31, 2003 the Company had the following Off-balance Sheet Arrangements:

Stand-by Letters of Credit: The Bank guarantees the obligations or performance of certain customers by issuing standby letters of credit to third parties. These letters of credit are sometimes issued in support of third party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon managements credit evaluation of the customer. At December 31, 2003, outstanding standby letters of credit totaled $3,650, compared with $3,669 at December 31, 2002, representing a decrease of $19, or 0.03%.

Other Off Balance Sheet Arrangements: At December 31, 2003, the Company did not have any other "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Off-balance Sheet Contractual Obligations

The Company is a party to several off-balance contractual obligations under which it is obligated to make future payments. These principally include borrowings from the FHLB, consisting of short and long-term fixed rate borrowings, and collateralized by all stock in the FHLB, a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, and certain pledged investment securities. The Company has an obligation and commitment to repay all borrowings from the FHLB.

The Company is also obligated to make payments on an operating lease for its office at one Cumberland Place in Bangor, ME.

The following table summarizes the Company’s contractual obligations at December 31, 2003. Borrowings are stated at their contractual maturity due dates and do not reflect callable features, or amortizing principal features on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

Description	Total Amount of Obligations	Payments Due Per Period
		<1 year	1-3 years	4-5 years	>5 years

Operating Leases	$ 24	$ 24	$ --	$ --	$ --
Capital Leases	--	--	--	--	--
Long-Term Debt	170,506	42,600	19,517	22,273	86,116
Purchase Obligations
Other Long-term Obligations	--	--	--	--	--
Total	$341,036	$42,624	$19,517	$22,273	$86,116

In the normal course of its banking and financial services business, and in connection with providing products and services to its customers, the Company has entered into a variety of traditional third party contracts for support services. Examples of such contractual agreements would include services providing ATM and Visa Debit and Credit Card processing, trust services accounting support, check printing, and the leasing of T-1 telecommunication lines supporting the Company’s wide area technology network. The majority of the Company’s core operating systems and software applications are maintained "in-house" with traditional third party maintenance agreements of one year or less.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements presented elsewhere in this report have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates and the U.S. Treasury yield curve may not necessarily move in the same direction or in the same magnitude as inflation.

While the financial nature of the Company’s consolidated balance sheets and statements of income is more clearly affected by changes in interest rates than by inflation, inflation does affect the Company because as prices increase the money supply tends to increase, the size of loans requested tends to increase, total Company assets increase, and interest rates are affected by inflationary expectations. In addition, operating expenses tend to increase without a corresponding increase in productivity. There is no precise method, however, to measure the effects of inflation on the Company’s financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation.

Recently Issued Accounting Standards

In April 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 does not have a material impact on the Company’s consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. This Statement does not impact the Company's Consolidated Financial Statements, as the Company does not have any financial instruments with characteristics of both liabilities and equity.

FASB’s Emerging Issues Task Force, in its Issue No. 03-1, has issued new disclosure requirements with respect to investment securities with unrealized losses that have not been classified as other-than-temporary. Companies are required to disclose separately investments that have had continual unrealized losses for twelve months or more, and those that have had continual unrealized losses for less than twelve months. For investments in the former category, a narrative disclosure is required that would allow financial statement users to understand the positive and negative information management considered in reaching the conclusion that the impairments are not other-than-temporary. The new disclosure requirements, which are effective for years ending after December 15, 2003, did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost for the Plan:

  A subsidy to plan sponsors that is based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000
  The opportunity for a retiree to obtain a prescription drug benefit under Medicare

The effects of the Act on the APBO or net periodic postretirement benefit cost are not reflected in the financial statements or accompanying notes. Pending specific authoritative guidance on the accounting for the federal subsidy could require the Company to change previously reported information when the guidance is issued.

In December 2003, FASB issued a revised version of SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement retains all of the previous requirements and introduces additional disclosure requirements and interim reporting requirements. SFAS 132 (revised 2003) is effective for years ending after December 15, 2003.

ITEM 7A. Qualitative and Quantitative Disclosures about Market Risk

The information contained in the section captioned Management’s Discussion and Analysis of Financial Condition and Results of Operation "Market Risk" in Item 7 is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bar Harbor Bankshares

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bar Harbor Bankshares and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/Berry, Dunn, McNeil & Parker

Portland, Maine
February 19, 2004

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003, AND 2002
(Dollars in thousands)

	2003	2002
Assets
Cash and due from banks	$ 14,199	$ 11,529
Securities:
Available for sale, at market	124,422	128,826
Held to maturity (market value $35,093 and $32,077 at
December 31, 2003 and 2002, respectively)	33,965	31,545
Other securities	910	1,929
Total securities	159,297	162,300
Loans	383,408	351,535
Allowance for loan losses	(5,278)	(4,975)
Loans, net of allowance	378,130	346,560
Premises and equipment, net	11,410	11,313
Goodwill	300	375
Other assets	20,410	21,741
TOTAL ASSETS	$583,746	$553,818

Liabilities
Deposits
Demand deposits	$ 49,880	$ 46,001
NOW accounts	60,287	50,172
Savings deposits	109,309	108,982
Time deposits	119,604	116,860
Total deposits	339,080	322,015
Securities sold under repurchase agreements	15,925	13,943
Borrowings from Federal Home Loan Bank	170,506	156,558
Other liabilities	5,120	7,466
TOTAL LIABILITIES	530,63	499,982

Commitments and contingent liabilities (Notes 13, 14, 16, 17, and 18)
Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares;
issued 3,643,614 shares	7,287	7,287
Surplus	4,002	4,002
Retained earnings	48,746	45,994
Accumulated other comprehensive income:
Unrealized appreciation on securities available for sale,
net of taxes of $235 and $1,117 at December 31, 2003 and
2002, respectively	457	2,167
Unrealized appreciation on derivative instruments, net of taxes of $29 and $93 at December 31, 2003 and 2002,
respectively	57	180
Less: cost of 540,193 shares and 463,913 shares
of treasury stock at December 31, 2003 and 2002,
respectively	(7,434)	(5,794)

TOTAL SHAREHOLDERS' EQUITY	53,115	53,836

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$583,746	$553,818

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, except per share data)

	2003	2002	2001
Interest and dividend income:
Interest and fees on loans	$ 23,772	$ 23,754	$ 24,308
Interest and dividends on securities and federal funds	6,807	8,310	9,120
Total interest and dividend income	30,579	32,064	33,428

Interest expense:
Deposits	4,336	5,880	8,298
Short-term borrowings	549	770	2,722
Long-term borrowings	6,190	6,125	4,731
Total interest expense	11,075	12,775	15,751

Net interest income	19,504	19,289	17,677
Provision for loan losses	540	1,100	2,000
Net interest income after provision for loan losses	18,964	18,189	15,677

Noninterest income:
Trust and other financial services	2,192	2,261	3,407
Service charges on deposit accounts	1,509	1,483	1,864
Other service charges, commissions and fees	200	225	438
Credit card service charges and fees	1,614	1,654	1,528
Other operating income	567	628	747
Net securities gains	1,257	450	--
Total noninterest income	7,339	6,701	7,984

Noninterest expenses:
Salaries and employee benefits	9,834	9,235	8,534
Occupancy expense	1,058	1,111	1,100
Furniture and equipment expense	1,540	1,535	1,510
Credit card expenses	1,187	1,224	1,209
Other operating expense	5,585	5,231	6,136
Total noninterest expenses	19,204	18,336	18,489

Income before income taxes and cumulative effect of accounting change	7,099	6,554	5,172
Income taxes	1,892	1,742	1,661

Net income before cumulative effect of accounting change	5,207	4,812	3,511
Less: cumulative effect of change in accounting for goodwill, net of tax of $128	--	247	--
Net Income	$ 5,207	$ 4,565	$ 3,511

Computation of Net Income Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,124,230	3,219,377	3,279,043
Effect of dilutive employee stock options	78,974	50,743	32,118
Diluted	3,203,204	3,270,120	3,311,161

NET INCOME PER SHARE:
Basic before cumulative effect of accounting change	1.67	1.49	1.07
Cumulative effect of change in accounting for goodwill, net of income tax benefit	--	(0.07)	--
Basic	$ 1.67	$ 1.42	$ 1.07

Diluted before cumulative effect of accounting change	1.63	1.47	1.06
Cumulative effect of change in accounting for goodwill, net of income tax benefit	--	(0.07)	--
Diluted	$ 1.63	$ 1.40	$ 1.06

Dividends per share	$ 0.76	$ 0.76	$ 0.76

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, except per share data)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity

Balance December 31, 2000	$7,287	$4,002	$42,854	$ (76)	$(3,560)	$50,507
Net income 2001	--	--	3,511	--	--	3,511
Cumulative effect to record unrealized depreciation on securities held to maturity transferred to securities available for sale	--	--	--	(28)	--	(28)
Net unrealized appreciation on securities available for sale, net of tax of $ 933	--	--	--	1,811	--	1,811
Total comprehensive income	--	--	3,511	1,783	--	5,294
Cash dividends declared ($0.76 per share)			(2,490)			(2,490)
Purchase of treasury stock (48,814 shares)	--	--	--	--	(773)	(773)
Balance December 31, 2001	$7,287	$4,002	$43,875	$1,707	$(4,333)	$52,538

Balance December 31, 2001	$7,287	$4,002	$43,875	$1,707	$(4,333)	$52,538
Net income 2002	--	--	4,565	--	--	4,565
Net unrealized appreciation on securities available for sale, net of tax of $ 933	--	--	--	757	--	757
Reclassification adjustment of securities gains included in net income, net of tax of $153	--	--	--	(297)	--	(297)
Net unrealized appreciation on derivative instruments marked to market, net of tax of $ 93	--	--	--	180	--	180
Total comprehensive income	--	--	4,565	640	--	5,205
Cash dividends declared ($0.76 per share)	--	--	(2,445)	--	--	(2,445)
Purchase of treasury stock (82,840 shares)	--	--	--	--	(1,563)	(1,563)
Stock options exercised (5,241 shares)	--	--	(1)	--	102	101
Balance December 31, 2002	$7,287	$4,002	$45,994	$2,347	$(5,794)	$53,836

Balance December 31, 2002	$7,287	$4,002	$45,994	$ 2,347	$(5,794)	$53,836
Net income 2003	--	--	5,207	--	--	5,207
Net unrealized depreciation on securities available for sale, net of tax of $ 454	--	--	--	(880)	--	(880)
Reclassification adjustment of securities gains included in net income, net of tax of $427	--	--	--	(830)	--	(830)
Net unrealized depreciation on derivative instruments marked to market, net of tax of $63	--	--	--	(123)	--	(123)
Total comprehensive income	--	--	5,207	(1,833)	--	3,374
Cash dividends declared ($0.76 per share)	--	--	(2,386)	--	--	(2,386)
Purchase of treasury stock (87,535 shares)	--	--	--	--	(1,888)	(1,888)
Stock options exercised (11,255 shares)	--	--	(69)	--	248	179
Balance December 31, 2003	$7,287	$4,002	$48,746	$ 514	$(7,434)	$53,115

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$ 5,207	$ 4,565	$ 3,511
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,107	1,117	1,482
Deferred income taxes	124	(129)	111
Provision for loan losses	540	1,100	2,000
Gain on sale of other real estate owned	(1)	(4)	(25)
Realized gains on sale of securities available for sale	(1,257)	(450)	--
Net amortization (accretion) of bond premiums (discounts)	296	16	(97)
Goodwill impairment loss	75	375
Net change in other assets	1,966	(563)	39
Net change in other liabilities	(2,346)	693	449

Net cash provided by operating activities	5,711	6,720	7,470

Cash flows from investing activities:
Purchases of securities held to maturity	(2,857)	(4,527)	(25,109)
Proceeds from maturity and principal paydowns of
securities held to maturity	851	237	810
Purchases of securities available for sale	(118,883)	(92,391)	(5,000)
Proceeds from maturity and principal paydowns of
securities available for sale	74,905	45,025	25,280
Proceeds from sale of securities available for sale	46,337	26,025	27,359
Net decrease (increase) in other securities	1,019	6,535	(8,150)
Net loans made to customers	(32,110)	(53,859)	(28,756)
Capital expenditures	(1,204)	(312)	(2,440)
Proceeds from sale of other real estate owned	1	4	76

Net cash used in investing activities	(31,941)	(73,263)	(15,930)

Cash flows from financing activities:
Net increase in deposits	17,065	30,182	13,757
Net change in securities sold under repurchase agreements	1,982	(1,216)	2,993
Proceeds from Federal Home Loan Bank advances	817,263	258,125	69,900
Repayment of Federal Home Loan Bank advances	(803,315)	(222,467)	(63,632)
Net change in short term borrowed funds	--	--	(4,520)
Purchase of treasury stock	(1,888)	(1,563)	(773)
Proceeds from sale of capital stock	179	101	--
Payments of dividends	(2,386)	(2,445)	(2,490)

Net cash provided by financing activities	28,900	60,717	15,235

Net increase (decrease) in cash and cash equivalents	2,670	(5,826)	6,775
Cash and cash equivalents at beginning of year	11,529	17,355	10,580

Cash and cash equivalents at end of year	$ 14,199	$ 11,529	$ 17,355

Supplemental disclosures of cash flow information Cash paid during the year for:

Interest	$ 11,075	$ 12,754	$ 15,978
Income taxes, net of refunds	$ 2,067	$ 1,382	$ 2,080
Non-cash transactions:
Transfer from loans to other real estate owned	$ --	$ 100	$ 100
Transfer of securities from held to maturity to available for sale	$ --	$ --	$113,656

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
December 31, 2003, 2002, and 2001
(amounts are in thousands, except number of shares and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Bar Harbor Bankshares, ("the Company"), through its wholly owned subsidiaries, Bar Harbor Banking and Trust Company ("the Bank"), and BTI Financial Group ("BTI"), provides a full range of banking, trust, and investment management services to individual, corporate, government and not-for-profit organizations throughout Down East and Mid Coast Maine.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial institutions and with the instructions to Form 10-K of the Securities Exchange Act of 1934. Certain amounts in the 2002 and prior years’ financial statements have been reclassified to conform with the presentation used in 2003.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the carrying value of real estate owned, management obtains independent appraisals for significant properties.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bar Harbor Bankshares and its wholly owned subsidiaries, Bar Harbor Banking and Trust Company and BTI Financial Group. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Comprehensive Income

Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the changes in unrealized gains and losses on securities available for sale and derivative instruments, and is disclosed net of related income taxes in the consolidated statements of changes in shareholders’ equity.

Cash and Due from Banks

The Bank is required to comply with various laws and regulations of the Federal Reserve Bank, which require that the Bank maintain certain amounts of cash on deposit, and is restricted from investing those amounts. At December 31, 2003, the reserve requirement was $19. In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $100 that is insured by the Federal Deposit Insurance Corporation.

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

Loans

Loans are carried at the principal amounts outstanding net of the allowance for loan losses, charge-offs, and net of deferred loan costs and fees. Deferred loan costs and fees are amortized over the estimated lives of the loans using the interest method.

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

Goodwill

During the first half of 2002, the Company completed implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires most goodwill to be tested for impairment at least annually, rather than amortized over a period of time. The Company estimated the value of goodwill utilizing several standard valuation techniques, including discounted cash flow analysis, as well as an estimation of the impact of current business conditions on the long-term value of the goodwill carried on the balance sheet. Management and the Board of Directors determined the impact of the overall deterioration of the stock and bond markets on investor activities within its target market area had negatively impacted the value of the Company's goodwill balance related to the acquisition of Dirigo Investments, Inc., its broker-dealer subsidiary of BTI. This resulted in an estimation of impairment of $247 thousand, net of tax, recorded during the quarter ended March 31, 2002. As of June 30, 2003 and 2002, in accordance with SFAS No. 142, the Company completed its annual review of the goodwill and determined there has been no additional impairment.

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

Derivative Financial Instruments Designated as Hedges

The Bank recognizes derivatives in the consolidated balance sheet at fair value. At December 31, 2003 The Bank had three interest rate swap agreements which qualify as a cash flow hedge pursuant to SFAS No. 133. The Bank formally documents relationships between hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Bank also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. Changes in fair value of a derivative that is highly effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. The Bank discontinues hedge accounting when it determines that the derivative is no longer highly effective in offsetting changes in cash flows of the hedged item, that is unlikely that the forecasted transaction will occur, or that the designation of the derivative as a hedging instrument is no longer appropriate.

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

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on hand and amounts due from banks as cash and cash equivalents.

Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the number of weighted average shares outstanding for the year. Diluted earnings per share reflects the effect of stock options outstanding at the end of the year.

Stock Options

The Bar Harbor Bankshares and its Subsidiaries Incentive Stock Option Plan (ISO) for officers and employees was established October 3, 2000, providing for the issuance of up to 450 thousand shares of common stock. The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted. Initial grants were made in 2001 totaling 228 thousand shares. During 2002 and 2003 there were 163 and 44 thousand additional shares granted, respectively, bringing the total to 435 thousand options granted, all having a 5-7 year vesting schedule. No option shall be granted after October 3, 2010, ten years after the effective date of the ISO.

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

		Earnings Per Share
2003	Net Income	Basic	Diluted

As reported	$5,207	$1.67	$1.63
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	97	0.03	0.03
Pro forma	$5,110	$1.64	$1.60

		Earnings Per Share
2002	Net Income	Basic	Diluted

As reported	$4,565	$1.42	$1.40
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	95	0.03	0.03
Pro forma	$4,470	$1.39	$1.37

		Earnings Per Share
2001	Net Income	Basic	Diluted

As reported	$3,511	$1.07	$1.06
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	55	0.02	0.02
Pro forma	$3,456	$1.05	$1.04

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants; dividend yield of 2.81% in 2003, 3.93% in 2002, and 4.22% in 2001, risk-free interest rate of 2.63% in 2003, 2.23% in 2002, and 3.62% in 2001, expected life of 3.5 years, and expected volatility of 27% in 2003, 11% in 2002, and 27% in 2001. All grants are for a term of 10 years.

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

Borrowings: The carrying amounts of Federal Funds purchased, securities sold under repurchase agreements, and other short-term borrowings maturing within 90 days, approximate their fair values.

The fair values of the Bank's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on quoted market rates.

Accrued interest: The carrying amounts of accrued interest approximate their fair values.

Interest Rate Swaps: The fair value for the interest rate swaps are based on quoted market prices.

Off-balance sheet instruments: The Bank's off-balance sheet instruments consist of loan commitments. Fair values for loan commitments have not been presented, as the value is not material to the Company’s financial statements due to the short-term nature of the underlying commitments.

Impact of Recently Issued Accounting Standards

In April 2003, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No.149 does not have a material impact on the Company’s consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. This Statement does not impact the Company's consolidated financial statements, as the Company does not have any financial instruments with characteristics of both liabilities and equity.

FASB’s Emerging Issues Task Force, in its Issue No. 03-1, has issued new disclosure requirements with respect to investment securities with unrealized losses that have not been classified as other-than-temporary. Companies are required to disclose separately investments that have had continual unrealized losses for twelve months or more, and those that have had continual unrealized losses for less than twelve months. For investments in the former category, a narrative disclosure is required that would allow financial statement users to understand the positive and negative information management considered in reaching the conclusion that the impairments are not other-than-temporary. The new disclosure requirements, which are effective for years ending after December 15, 2003, did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost for the Plan:

  A subsidy to plan sponsors that is based on 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000 (amounts not in thousands)
  The opportunity for a retiree to obtain a prescription drug benefit under Medicare

The effects of the Act on the APBO or net periodic postretirement benefit cost are not reflected in the financial statements or accompanying notes. Pending specific authoritative guidance on the accounting for the federal subsidy could require the Company to change previously reported information when the guidance is issued.

In December 2003, FASB issued a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement retains all of the previous requirements and introduces additional disclosure requirements and interim reporting requirements. SFAS No. 132 (revised 2003) is effective for years ending after December 15, 2003, and its disclosure requirements have been reflected in these financial statements.

2. INVESTMENT SECURITIES

The investment securities portfolio contains certain investments where amortized cost exceeds fair market value, which at December 31, 2003, amounted to $648. Unrealized losses that are considered other-than-temporary are recorded as an impairment expense on the Company’s Income Statement. In evaluating whether impairments are other-than-temporary, management considers a variety of factors including the nature of the investment(s), the cause of the impairment(s), the number of investment positions that are in an unrealized loss position, and the severity and duration of the impairment(s). Other data considered by management includes, for example, industry analyst reports, sector credit ratings, volatility of the security’s market price, and/or any other information considered relevant.

At December 31, 2003, management determined there were no unrealized losses in the investment securities portfolio that were other-than-temporary.

The amortized cost of investment securities and their approximate fair values at December 31, 2003 and 2002 follows:

2003
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government Agencies	$ 5,557	$ 21	$ 50	$ 5,528
Mortgage-backed securities:
U.S. Government agencies	86,498	986	214	87,270
Other	21,658	174	123	21,709
Other bonds	10,017	5	107	9,915
Total securities available for sale	$123,730	$1,186	$494	$124,422

Held to Maturity:

Obligations of states of the U.S. and political subdivisions thereof	$ 33,374	$1,265	$154	$ 34,485
Mortgage-backed securities:
U.S. Government agencies	591	17	--	608
Total securities held to maturity	$ 33,965	$1,282	$154	$ 35,093

2002
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government Agencies	$ 13,624	$ 44	$ --	$ 13,668
Mortgage-backed securities:
U.S. Government agencies	74,597	2,787	79	77,305
Other	17,339	261	3	17,597
Other bonds	19,982	294	20	20,256
Total securities available for sale	$125,542	$3,386	$102	$128,826

Held to Maturity:

Obligations of states of the U.S. and political subdivisions thereof	$ 30,182	$ 627	$124	$ 30,685
Mortgage-backed securities:
U.S. Government agencies	1,363	29	--	1,392
Total securities held to maturity	$ 31,545	$ 656	$124	$ 32,077

The investment securities portfolio contains certain investments where amortized cost exceeds fair market value, which at December 31, 2003 amounted to $648. Unrealized losses that are considered other-than-temporary are recorded as an impairment expense on the Company’s Income Statement. In evaluating whether impairments are other-than-temporary, management considers a variety of factors including the nature of the investment(s), the cause of the impairment(s), the number of investment positions that are in an unrealized loss position, and the severity and duration of the impairment(s). Other data considered by management includes, for example, industry analyst reports, sector credit ratings, volatility of the security’s market price, and or any other information considered relevant.

At December 31, 2003, management determined there were no unrealized losses in the investment securities portfolio that were other-than-temporary.

The following table summarizes temporarily impaired investment securities and their approximate fair values at December 31, 2003. All securities referenced are debt securities.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities:	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government Agencies	$ 2,483	$ 50	$ - -	$ - -	$ 2,483	$ 50
Mortgage-backed securities:
U.S. Government agencies	25,128	184	4,090	30	29,218	214
Other	459	1	8,301	122	8,760	123
Obligations of states of the U.S. and political
Sub-divisions thereof	202	29	1,006	125	1,208	154
Corporate bonds	4,910	107	- -	- -	4,910	107
Total temporarily impaired securities	$33,182	$371	$13,397	$277	$46,579	$648

At December 31, 2003, the amortized cost and estimated fair value of securities held to maturity and securities available for sale are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2003
	Amortized Cost	Estimated Fair Value
Securities Available for Sale

Due in one year or less	$ --	$ --
Due after one year through five years	3,345	3,395
Due after five years through ten years	36,043	36,017
Due after ten years	84,342	85,010
	$123,730	$124,422

Securities Held to Maturity

Due in one year or less	$ 975	$ 990
Due after one year through five years	180	180
Due after five years through ten years	390	390
Due after ten years	32,420	33,533
	$33,965	$35,093

3. LOANS

The following table shows the composition of the Bank’s loan portfolio as of December 31, 2003 and 2002:

	2003	2002

Commercial loans:
Real Estate- variable rate	$ 72,923	$ 67,071
Real Estate- fixed rate	4,595	4,113
Other - variable rate	31,393	30,667
Other – fixed rate	18,990	14,470
	127,901	116,321

Tax Exempt:
Fixed rate	3,652	2,286

Consumer:
Real Estate- variable rate	51,529	55,977
Real Estate- fixed rate	150,573	129,491
Home equity	35,941	34,239
Installment	4,250	5,019
Other	8,876	7,832
	251,169	232,558

Real estate under foreclosure	975	710
Deferred origination fees, net	(289)	(340)
Allowance for loan losses	(5,278)	(4,975)
	$378,130	$346,560

At December 31, 2003, and 2002, loans on non-accrual status totaled $1,295 and $986, respectively. In addition to loans on non-accrual status at December 31, 2003 and 2002, the Bank had loans past due greater than 90 days, and still accruing interest, totaling $199 and $188, respectively. The Bank continues to accrue interest on these loans because it believes collection of the interest due is reasonably assured.

The Bank makes single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. The Bank’s lending activities are conducted in eastern Maine. Because of the Bank’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2003, loans to companies in the hospitality industry amounted to approximately $31,493. The loan portfolio at December 31, 2003 and 2002 consisted of 50.7% and 54.2% variable rate loans, respectively.

4.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the three years ended December 31 were as follows:

	2003	2002	2001

Balance, beginning of year	$4,975	$4,169	$4,236

Provision for loan losses	540	1,100	2,000
Loans charged off	427	482	2,304
Less: recoveries on loans previously charged off	190	188	237
Net loans charged off	237	294	2,067

Balance, end of year	$5,278	$4,975	$4,169

Information pertaining to impaired loans at December 31 and for the years then ended is as follows:

	2003	2002	2001

Investment in impaired loans	$1,295	$ 986	$2,191
Portion of impaired loan balance for which an allowance for credit losses is allocated	$1,295	$ 986	$2,191
Portion of allowance for loan losses allocated to the impaired loan balance	$ 394	$ 120	$ 517
Interest not recorded on impaired loans at year end	$ 80	$ 183	$ 182

Average balance of impaired loans	$1,429	$1,379	$4,287

5. LOANS TO RELATED PARTIES

In the ordinary course of business, the Bank has granted loans to certain officers and directors and the companies with which they are associated. All such loans and commitments to lend were made under terms that are consistent with the Bank’s normal lending policies.

Loans to related parties at December 31, which in aggregate exceed $60,000, were as follows:

	2003	2002	2001

Beginning balance	$4,361	$8,806	$7,663

New loans	2,477	5,260	3,071
Less: repayments	1,161	4,676	1,545

Ending balance	$5,677	$9,390	$9,189

Balances have been adjusted to reflect changes in status of directors and officers for each year presented.

6. MORTGAGE SERVICING

The Bank originates residential real estate mortgages both for portfolio and for sale into the secondary market. Certain loans are sold to institutional investors such as the Federal Home Loan Mortgage Corporation (Freddie Mac). Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed-upon rate on the loan which, including a guarantee fee paid to Freddie Mac, is less than the interest rate the Bank receives from the borrower. The Bank, as a fee for servicing the residential real estate mortgages, retains the difference. As required by SFAS No. 140, the Bank capitalizes mortgage- servicing rights at their fair value upon sale of the related loans. Capitalized servicing rights at December 31, 2003 and 2002 were $0 and $62, respectively. Amortization expense totaled $75, $111, and $116, in 2003, 2002 and 2001, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $12,334 and $28,569 at December 31, 2003 and 2002, respectively.

7. PREMISES AND EQUIPMENT

The detail of premises and equipment is as follows:

	2003	2002

Land	$ 1,321	$ 1,296
Buildings and improvements	12,453	11,834
Furniture and equipment	7,522	7,005
Less: accumulated depreciation	(9,886)	(8,822)
Total	$11,410	$11,313

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

The reported lines of business results reflect the underlying core operating performance within the business units. Other is comprised of intercompany eliminations. Substantially all of the Company’s assets are part of the Community Banking line of business. Selected segment information is included in the following tables.

The following tables represent the business lines through which the products or services were delivered for the years ended December 31, 2003, 2002, and 2001.

Year Ended December 31, 2003	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$19,484	$ 20	$ --	$19,504
Provision for loan losses	540	--	--	540
Net interest income after provision	18,944	20	--	18,964
Noninterest income	5,301	2,332	(294)	7,339
Noninterest expense	15,115	3,502	587	19,204
Income/(loss) before income taxes	9,130	(1,150)	(881)	7,099
Income taxes (benefit)	2,582	(391)	(299)	1,892
Net income/(loss)	$ 6,548	$ (759)	$(582)	$ 5,207

Year Ended December 31, 2002	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$19,263	$ 26	$ --	$19,289
Provision for loan losses	1,100	--	--	1,100
Net interest income after provision	18,163	26	--	18,189
Noninterest income	4,586	2,352	(237)	6,701
Noninterest expense	14,221	3,720	395	18,336
Income/(loss) before income taxes	8,528	(1,342)	(632)	6,554
Income taxes (benefit)	2,413	(456)	(215)	1,742
Net income/(loss) before cumulative effect of accounting change	6,115	(886)	(417)	4,812
Less: cumulative effect of change in accounting for goodwill net of tax	--	247	--	247
Net income/(loss)	$ 6,115	$(1,133)	$ (417)	$ 4,565

Year Ended December 31, 2001	Community Banking	Financial Services	Other	Consolidated Totals

Net interest income	$17,641	$ 36	$ --	$17,677
Provision for loan losses	2,000	--	--	2,000
Net interest income after provision	15,641	36	--	15,677
Noninterest income	4,678	3,407	(101)	7,984
Noninterest expense	13,344	4,979	166	18,489
Income/(loss) before income taxes	6,975	(1,536)	(267)	5,172
Income taxes (benefit)	2,273	(521)	(91)	1,661
Net income/(loss)	$ 4,702	$(1,015)	$ (176)	$ 3,511

9. DEPOSITS

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was $18.8 million and $15.2 million in 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits were as follows:

2004	$ 65,325
2005	16,736
2006	6,702
2007	6,978
2008 and thereafter	8,792
Individual Retirement Accounts (IRAs) without scheduled maturities	15,071
$119,604

10. REPURCHASE AGREEMENTS

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date.

Information concerning securities sold under agreements to repurchase for 2003, 2002, and 2001 is summarized as follows:

	2003	2002	2001

Average daily balance during the year	$13,086	$13,124	$13,342
Average interest rate during the year	1.32%	2.20%	3.89%
Maximum month-end balance during the year	$17,083	$15,717	$16,203
Amount outstanding at end of year	$15,925	$13,943	$15,159

Securities underlying the agreements at year end were under the Bank’s control and were as follows:

	2003	2002	2001

Carrying value	$20,069	$13,834	$18,772
Estimated fair value	$20,256	$14,624	$19,250

11. ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

A summary of advances from the FHLB is as follows:

Total Principal	Range of Interest Rates December 31, 2003	Maturity

$ 42,600	1.11% to 5.09%	2004
11,117	3.14% to 5.99%	2005
8,400	1.14% to 5.66%	2006
22,273	1.35% to 5.01%	2007
28,400	2.78% to 5.68%	2008
57,716	3.86% to 5.95%	2009-2012
$170,506

Total Principal	Range of Interest Rates December 31, 2002	Maturity

$ 34,000	1.35% to 5.84%	2003
7,000	1.21% to 5.09%	2004
11,643	3.14% to 5.99%	2005
6,400	3.57% to 5.66%	2006
24,527	1.29% to 5.09%	2007
72,988	3.86% to 5.95%	2008-2012
$156,558

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity. Advances are stated at their contractual maturity dates and do not reflect callable features or amortizing principal features.

At December 31, 2003, the Bank had $63,500 in callable advances with maturity dates ranging from 2004 to 2011.

Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB, a blanket lien on qualifying first mortgage loans, loans guaranteed by the U. S. Government, certain multi-family loans, U.S. Government Agency debentures, U.S. Government mortgage-backed securities, and other non-Government mortgage backed securities.

12. INCOME TAXES

The current and deferred components of income tax expense are as follows:

	2003	2002	2001

Current
Federal	$1,669	$1,781	$1,476
State	99	90	74
	1,768	1,871	1,550
Deferred	124	(129)	111
	$1,892	$1,742	$1,661

The actual tax expense differs from the expected tax expense computed by applying the applicable U. S. Federal corporate income tax rate to income before income taxes and cumulative effect of accounting change as follows:

	2003	2002	2001

Computed tax expense	$2,414	$2,229	$1,758
Increase (reduction) in income taxes resulting from:
Officers’ life insurance	(70)	(74)	(80)
Tax exempt interest	(500)	(455)	(168)
State taxes, net of federal benefit	91	70	57
Other	(43)	(28)	94
	$1,892	$1,742	$1,661

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	2003		2002
	Asset	Liability	Asset	Liability

Allowance for loan losses	$1,572		$1,390
Deferred compensation	745		733
Postretirement benefit obligation	529		546
Unrealized appreciation on securities available for sale		$ 235		$1,117
Unrealized appreciation on derivative instruments		29		93
Depreciation		453		320
Other	256	330	379	275
	$3,102	$1,047	$3,048	$1,805

As of December 31, 2003 and 2002, the net deferred income tax asset amounted to $2,055 and $1,234, respectively, and is included in other assets in the balance sheet. No valuation allowance for deferred taxes was required at December 31, 2003 or 2002.

13. SHAREHOLDERS’ EQUITY

The Company’s subsidiary, the Bank, has the ability to pay dividends to the parent subject to the minimum regulatory capital requirements.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. Management believes, as of December 31, 2003, that the Company and Bank exceed all capital adequacy requirements to which they are subject. As of December 31, 2003, the most recent notification from the federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be well Capitalized Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Total Capital
(To Risk-Weighted Assets)
Consolidated	$56,403	14.7%	$30,694	8.0%	N/A
Bank	$50,139	13.3%	$30,208	8.0%	$37,761	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$51,601	13.4%	$15,347	4.0%	N/A
Bank	$45,412	12.0%	$15,104	4.0%	$22,656	6.0%
Tier 1Capital
(To Average Assets)
Consolidated	$51,601	8.9%	$23,111	4.0%	N/A
Bank	$45,412	7.9%	$22,904	4.0%	$28,630	5.0%

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be well Capitalized Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total Capital
(To Risk-Weighted Assets)
Consolidated	$53,434	14.5%	$29,510	8.0%	N/A
Bank	$48,636	13.3%	$29,214	8.0%	$36,518	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$48,819	13.2%	$14,755	4.0%	N/A
Bank	$44,066	12.1%	$14,607	4.0%	$21,911	6.0%
Tier 1Capital
(To Average Assets)
Consolidated	$48,819	8.9%	$21,894	4.0%	N/A
Bank	$44,066	8.1%	$21,738	4.0%	$27,172	5.0%

At December 31, 2003 and 2002, the Company and its banking subsidiary, Bar Harbor Banking and Trust Company, were in compliance with all applicable regulatory requirements and had capital ratios in excess of federal regulatory risk-based and leverage requirements.

In November 1999, the Company announced a stock repurchase plan which was subsequently continued through December 31, 2003, at which time it terminated. Under that plan the Company was authorized to make open market and privately negotiated purchases of up to 10% of its outstanding shares of common stock, or 344,000 shares. As of December 31, 2003, the Company had repurchased 339,814 shares of stock under the plan, at a total cost of $6,151 and an average price of $18.10 per share. The Company records the repurchased shares as treasury stock.

In March 2004, the Company announced a second stock repurchase plan which allows the Company to make open market and privately negotiated purchases of up to 10% of its outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and will continue through December 31, 2005. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice.

14. EMPLOYEE BENEFIT PLANS

The Company has non-qualified supplemental retirement agreements for certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the net present value of payments associated with the agreements over the service periods of the participating officers. For 2003, 2002, and 2001, the expense of these supplemental retirement agreements was $ 136, $126, and $126, respectively.

The Company maintains supplemental executive retirement plan agreements with Joseph M. Murphy, President and CEO of the Company, Gerald Shencavitz, Chief Financial Officer of the Company and Dean S. Read, President and CEO of the Bank. These plans provide a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or in the event that the executive leaves the Company following a change of control event. As of December 31, 2003, the Company had accrued a total of $581 in connection with generally accepted accounting principles to provide for these future payment obligations.

401(k) PLAN

The Company has a 401(k) plan available to full-time employees. For the years ended December 31, 2003, 2002, and 2001, the Company contributed $393, $321, and $244, respectively.

15. POSTRETIREMENT BENEFITS

The Company sponsors a postretirement benefit plan, which provides medical and life insurance coverage to all eligible employees. The cost of providing these benefits is accrued during the active service period of the employee. Net periodic postretirement benefit cost includes the following components:

	2003	2002	2001

Interest cost on accumulated postretirement benefit obligation	$ 80	$ 84	$ 84
Amortization of actuarial (gain) or loss	(23)	(23)	(27)
Net periodic postretirement benefit cost	$ 57	$ 61	$ 57

It is the Company's policy to fund the cost of postretirement health care and life insurance plans as claims and premiums are paid.

Change in benefit obligations:	2003	2002	2001

Benefit obligation at beginning of year	$1,235	$1,247	$1,234
Interest cost on accumulated postretirement benefit obligation	80	84	84
Actuarial (gain) or loss	17	(17)	(3)
Benefits paid	(70)	(79)	(68)
Benefit obligation at end of year	$1,262	$1,235	$1,247
Unrecognized gain at end of year	$ 305	$ 346	$ 367
Accrued benefit cost included in other liabilities	$1,567	$1,581	$1,614

The accumulated postretirement benefit obligation (APBO) in 2003 and 2002 was determined using a 6% and 6.75% respectively, weighted average discount rate. The net periodic benefit cost in 2003, 2002, and 2001 was determined using a 6.75%, 7%, and 7% respectively, weighted average discount rate.

The health care cost trend rate assumption was 12% in 2004, gradually declining to 6% after 12 years and remaining at that level thereafter. An increase in the health care trend of 1% would increase the APBO by approximately $92 and the net periodic cost by $6. A decrease in the health care trend of 1% would decrease the APBO by approximately $81 and the net periodic cost by $5.

The Company expects to contribute $77 to the postretirement benefit plan in 2004.

16.  STOCK OPTIONS

A summary of the status of the plan as of December 31, 2003, and 2002, and changes during the year then ended is presented below.

	2003		2002		2001
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	328,457	$16.30	228,160	$15.43	--	$ --
Granted during the year	44,500	21.43	162,602	17.18	228,160	15.43
Exercised during the year	(11,255)	15.91	(5,241)	15.41	--	--
Forfeited during the year	(28,066)	17.51	(57,064)	15.41	--	--

Outstanding at end of year	333,636	$16.90	328,457	$16.30	228,160	$15.43

Exercisable at year end	66,235		29,672		10,830

Weighted-average fair value of options Granted during the year		$ 1.80		$ 1.71		$ 2.98

The following information applies to options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$15.40 to $15.40	136,933	7.47	$15.40	39,818	$15.40
$15.80 to $15.80	5,000	7.82	$15.80	1,445	$15.80
$16.05 to $16.05	90,000	8.15	$16.05	15,000	$16.05
$17.75 to $26.20	101,703	8.93	$19.71	9,972	$18.55

$15.40 to $26.20	333,636	8.10	$16.90	66,235	$16.03

The following information applies to options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$15.40 - $19.20	328,457	8.91 years	$16.30	29,672	$15.43

17. FINANCIAL INSTRUMENTS

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans, standby letters of credit and interest rate swaps.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for its balance sheet instruments.

The notional, or contract amount for financial instruments with off-balance sheet risk were:

	2003	2002	2001

Commitments to originate loans	$26,993	$19,981	$16,563
Unused lines of credit	$68,018	$49,107	$45,453
Unadvanced portions of construction loans	$ 3,863	$ 2,054	$ 5,579
Standby Letters of Credit	$ 3,650	$ 2,800	$ 5,059

The Bank uses derivative instruments as partial hedges against large fluctuations in interest rates. The Bank uses interest rate swap instruments to hedge against potentially lower yields on variable prime rate loans in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap instrument.

Financial instruments are reviewed as part of the asset/liability management process. The financial instruments are factored into the Bank’s overall interest rate risk position. The Bank regularly reviews the credit quality of the counterparty from which the instruments have been purchased.

At December 31, 2003 the Bank had three outstanding derivative instruments totaling $30,000 (notional principal amount), all of which were interest rate swap agreements. The details are summarized as follows:

Description	Maturity	Notional Amount ( in thousands)	Fixed Interest Rate	Variable Interest Rate	Hedge Pool

Receive fixed rate, pay variable rate	04/25/04	$10,000	6.425%	Prime	Home Equity Loans
Receive fixed rate, pay variable rate	09/01/07	$10,000	6.040%	Prime	Home Equity Loans
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.250%	Prime	Home Equity Loans

The interest rate-swap agreements hedge a defined pool of the Bank's home equity loans yielding an interest rate of prime, which at December 31, 2003 was 4.00%. The Bank is required to pay a counter party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon interest rates of 6.425%, 6.040%, and 6.250%, respectively over the term of each respective agreement.

The interest rate swap agreements, which qualify as a cash flow hedges, had total unrealized gains of $86 at December 31, 2003. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", the unrealized gain is recorded in the balance sheet with the offset recorded in the statement of Changes in Shareholders’ Equity, Other Comprehensive Income. The use of the interest rate swap agreement increased interest income by $498 during 2003 compared with $117 in 2002.

The estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Cash and cash equivalents	$ 14,199	$ 14,199	$ 11,529	$ 11,529
Securities available for sale	124,422	124,422	128,826	128,826
Securities held to maturity	33,965	35,093	31,545	32,077
Other securities	910	910	1,929	1,929
Cash surrender value of life insurance	5,488	5,488	5,278	5,278
Loans receivable	378,130	385,543	346,560	355,812
Interest receivable	2,536	2,536	2,796	2,796
Derivative instrument (swap)	86	86	273	273

Financial liabilities:
Deposits	339,080	340,521	322,015	324,028
Securities sold under repurchase agreements	15,925	15,925	13,943	13,943
Borrowings	170,506	176,534	156,558	161,311
Interest payable	758	758	763	763

18. LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

19. QUARTERLY SUMMARIZED FINANCIAL DATA (UNAUDITED)

Year 2003	1	2	3	4	Year

Interest and dividend income	$7,721	$7,734	$7,513	$7,611	$30,579
Interest expense	2,841	2,837	2,728	2,669	11,075
Net interest income	4,880	4,897	4,785	4,942	19,504
Provision for loan losses	150	150	120	120	540
Noninterest income	1,804	1,776	1,953	1,806	7,339
Noninterest expense	4,735	4,559	4,978	4,932	19,204
Income before income taxes	1,799	1,964	1,640	1,696	7,099
Income taxes	495	552	411	434	1,892
Net income	$1,304	$1,412	$1,229	$1,262	$ 5,207

Earnings per share:
Basic	$ 0.42	$ 0.45	$ 0.39	$ 0.41	$ 1.67
Diluted	$ 0.41	$ 0.44	$ 0.38	$ 0.40	$ 1.63

Year 2002	1	2	3	4	Year

Interest and dividend income	$7,886	$7,924	$8,149	$8,105	$32,064
Interest expense	3,148	3,208	3,267	3,152	12,775
Net interest income	4,738	4,716	4,882	4,953	19,289
Provision for loan losses	300	300	275	225	1,100
Noninterest income	1,418	1,562	2,174	1,547	6,701
Noninterest expense	4,197	4,491	5,120	4,528	18,336
Income before income taxes	1,659	1,487	1,661	1,747	6,554
Income taxes	449	360	514	419	1,742
Net income before accounting change	1,210	1,127	1,147	1,328	4,812
Less: Accounting change net of tax	247	--	--	--	247
Net income	$ 963	$1,127	$1,147	$1,328	$ 4,565

Earnings per share:
Basic before cumulative effect of accounting change	$ 0.37	$ 0.35	$ 0.35	$ 0.42	$ 1.49
Cumulative effect of accounting change net of tax	$ (0.07)	$ --	$ --	$ --	$ (0.07)
Basic	$ 0.30	$ 0.35	$ 0.35	$ 0.42	$ 1.42

Diluted before cumulative effect of accounting change	$ 0.37	$ 0.34	$ 0.35	$ 0.41	$ 1.47
Cumulative effect of accounting change net of tax	$ (0.07)	$ --	$ --	$ --	$ (0.07)
Diluted	$ 0.30	$ 0.34	$ 0.35	$ 0.41	$ 1.40

20. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, are presented below:

BALANCE SHEETS
December 31

	2003	2002

Cash	$ 376	$ 334
Investment in subsidiaries	51,850	52,620
Premises	745	746
Other assets	459	160
Total Assets	$53,430	$53,860

Liabilities & Shareholders’ Equity	$53,430	$53,860

STATEMENTS OF INCOME
Years Ended December 31

	2003	2002	2001

Dividend income from subsidiaries	$5,075	$5,369	$ 5,296
Equity in undistributed earnings of subsidiaries (1)	714	(387)	(1,609)
Bankshares expenses, net of tax benefit	(582)	(417)	(176)

Net income	$5,207	$4,565	$ 3,511

(1) Amount in parentheses represents the excess of dividends over net income of subsidiaries.

STATEMENTS OF CASH FLOWS
Years Ended December 31

	2003	2002	2001

Cash flow from operating activities:
Net income	$ 5,207	$4,565	$3,511

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8	7	11
Increase/(decrease) in other assets	(6)	(77)	74
Equity in undistributed earnings of subsidiaries	(714)	387	1,609

Net cash provided by operating activities	4,495	4,882	5,205

Cash flows from investing activities:
Additional investments in subsidiaries	(350)	(854)	(2,370)
Capital expenditures	(8)	(6)	--

Net cash used in investing activities	(358)	(860)	(2,370)

Cash flows from financing activities:
Purchase of treasury stock	(1,888)	(1,563)	(773)
Proceeds from stock issuance	179	101	--
Dividends paid	(2,386)	(2,445)	(2,490)

Net cash used in financing activities	(4,095)	(3,907)	(3,263)

Net increase (decrease) in cash and cash equivalents	42	115	(428)

Cash and cash equivalents, beginning of year	334	219	647

Cash and cash equivalents, end of year	$ 376	$ 334	$ 219

21. GOODWILL

The following is the effect on net income and earnings per share if amortization of goodwill had not been recorded in each period presented.

	2003	2002	2001

Reported net income	$5,207	$4,565	$3,511
Add: Goodwill amortization (net of tax)	--	--	48
Adjusted net income	$5,207	$4,565	$ 3,559

Basic earnings per share:
Reported	$ 1.67	$ 1.42	$ 1.07
Add: Goodwill amortization (net of tax)	--	--	0.01
Adjusted basic earnings per share	$ 1.67	$ 1.42	$ 1.08

Diluted earnings per share:
Reported net income	$ 1.63	$ 1.40	$ 1.06
Add: Goodwill amortization (net of tax)	--	--	0.01
Adjusted diluted earnings per share	$ 1.63	$ 1.40	$ 1.07

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On March 26, 2004, the Audit Committee of the Board of Directors of Bar Harbor Bankshares (the "Company") dismissed Berry, Dunn, McNeil & Parker ("BDMP") as its independent accountants, and approved the appointment of KPMG LLP as its independent public accountants for the Company’s fiscal year ending December 31, 2004, subject to KPMG LLP completing normal client acceptance processes and procedures. The Company intends to file a Form 8-K upon completion of the acceptance process and procedures.

The reports of BDMP on the Company’s consolidated financial statements for the years ending December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years 2003 and 2002, and the interim period preceding the dismissal of BDMP on March 26, 2004, there have been no disagreements between the Company and BDMP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of BDMP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its prior reports.

During the two-year period ending December 31, 2003, and the interim period preceding the dismissal of BDMP, no reportable events occurred in connection with the relationship between BDMP and the Company.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Commission Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits with the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers: Information required by this item is incorporated by reference from the sections entitled "Management of the Company", and "Executive Officers", in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which is filed with the Commission.

Compliance with Section 16(a) of the Securities Exchange Act of 1934: The information required under this item is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which is filed with the Commission.

Audit Committee Financial Expert: The Company’s Board of Directors has determined that Mr. Scott Toothaker, a director and member of the Company’s Audit Committee, qualifies as an "audit committee financial expert" as defined in rules of the Commission and that Mr. Toothaker is an "independent director" as that term is defined in applicable AMEX listing standards.

Code of Ethics: The Company’s Board of Directors has adopted a Code of Ethics that applies to its principal executive officer and principal financial officers. A copy of the Code of Ethics is available on the Company’s website at http://www.bhbt.com. Copies of the Code of Ethics will be provided, without charge, to any person upon request. Requests for copies should be directed by mail to the Company’s Secretary, Judith W. Fuller, at 82 Main Street, Bar Harbor, Maine, 04609, or by telephone at (207) 288-3314.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which is filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the sections entitled "Voting Securities and Principal Holders thereof" and "Equity Compensation Plan Information" in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which is filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Transactions with Directors, Officers, and Principal Shareholders" in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which is filed with the Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the section entitled "Selection of Auditors" in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which is filed with the Commission.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements Filed herewith at Item 8

2. Financial Statement Schedules Filed herewith at Item 8

3. Exhibits:

EXHIBIT NUMBER

2	(a) Plan of Acquisition, Reorganization Agreement, Liquidation, or Succession (b) BTI Restructuring Plan	(a) Incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171). (b) Filed herewith

3	(a) Articles of Incorporation. (b) Bylaws

(a) Articles as amended July 11, 1995, are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171). Bylaws as amended to date are filed herewith.

(b) Bylaws as amended to date are incorporated by reference to Form 10-K, Item 14(a)(3) filed with the Commission March 28, 2002.

(Commission Number 001-13349)

10	Material Contracts

10.1

(a) Deferred Compensation Plans

(b) Board Authorized Supplemental Executive Retirement Plans for Joseph M. Murphy, President and Chief Executive Officer of the Company and BTI, Gerald Shencavitz, Company Chief Financial Officer, and Dean Read, Bank President and Chief Executive Officer.

(a)   filed with the Commission March 31, 1987 (Commission Number 0-13666).

(b) Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.2	Joseph M. Murphy Employment Contract	Incorporated by reference to Form 10-K Item 15(a)(10.2), filed with the Commission Mary 27, 2003 (Commission File Number 001-13349).

10.3	Incentive Stock Option Plan 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filled with the Commission March 28, 2002 (Commission File Number 001-13349).

10.3	Amendment to Employment Agreement, Change in Control, Confidentiality and Noncompetition Agreement between the Company and Joseph M. Murphy.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.4	Change in Control, Confidentiality, and Noncompetition Agreement between the Company and Gerald Shencavitz.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.5	Change in Control, Confidentiality, and Noncompetition Agreement between the Company and Dean Read.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.5	Purchase and Assumption Agreement between Bar Harbor Banking and Trust Company and Androscoggin Savings Bank, dated October 24, 2003.	Incorporated by reference to Form 10-Q, Part II, Item 6 filled with the Commission November 13, 2003 (Commission File Number 001-13349).

13	Annual Report to Shareholders	Filed herewith

14	Code of Ethics	Filed herewith

16.1	Letter Regarding Change in Certifying Accountant	Filed herewith

21	Subsidiaries of the Registrant	Incorporated by reference to Form 10-K, Item 14(a)(21) filed with the Commission March 28, 2002. Commission Number 001-13349.

31	(a) Certification of Chief Executive Officer under Rule 13a-14/15d-14(a) (b) Certification of Chief Financial Officer under Rule 13a-14/15d-14(a)	(a) Filed herewith. (b) Filed herewith.

32	(a) Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350. (b) Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	(a) Filed herewith. (b) Filed herewith.

99	Company’s definitive Proxy Statement for 2004 Annual Meeting of Stockholders	Filed separately

(b) Reports on Form 8-K. Current reports on Form 8-K have been filed during the last quarter as follows:

Date Filed	Item Number	Description

10/28/03	5	Announcing that Bank had entered into a definitive agreement for the purchase of one bank branch located at Rockland, Maine, from Androscoggin Savings Bank

10/30/03	12	Results of operations for the period ended September 30, 2003

1/20/04	5	Declaration of dividend payable March 15, 2004

2/2.04	12	Results of operations for the period ended 12/31/03

2/13/04	5	Consummation of the acquisition of the Rockland Bank Branch Acquisition from Androscoggin Savings Bank

2/27/04	5	Announcement regarding BTI Restructuring Plan

3/1/04	5	Announcement regarding implementation of new stock repurchase program

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2004 BAR HARBOR BANKSHARES

(Registrant)

/s/ Joseph M. Murphy

Joseph M. Murphy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Colwell
Thomas A. Colwell, Director

/s/ Robert C. Carter
Robert C. Carter, Director

/s/ Peter Dodge
Peter Dodge, Director

/s/Martha Tod Dudman
Martha Tod Dudman, Director

/s/ Dwight L. Eaton
Dwight L. Eaton, Director

/s/Ruth S. Foster
Ruth S. Foster, Director

/s/Cooper F. Friend
Cooper F. Friend, Director

/s/John P. McCurdy
John P. McCurdy, Director

/s/ Joseph M. Murphy
Joseph M. Murphy
Director, President and
Chief Executive Officer

/s/Robert M. Phillips
Robert M. Phillips, Director

/s/ John P. Reeves
John P. Reeves
Chairman, Board of Directors

/s/Gerald Shencavitz
Gerald Shencavitz
Senior Vice President, Chief Financial Officer
and Treasurer

/s/Constance C. Shea
Constance C. Shea, Director

/s/Scott G. Toothaker
Scott G. Toothaker, Director

/s/David B. Woodside
David B. Woodside, Director