Form 10-Q
period 2004-03-31
BAR HARBOR BANKSHARES
filed 2004-05-17
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarter ended: March 31, 2004 Commission File No. 841105-D

BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine	01-0393663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 400
82 Main Street, Bar Harbor, ME	04609-0400
(Address of principal executive offices)	(Zip Code)

(207) 288-3314
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES: (X) NO: ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).

YES: ( ) NO: (X)

Number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding - May 13, 2004
$2.00 Par Value	3,097,751 TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)	3

	Financial Statements:

	Consolidated Balance Sheets at March 31, 2004, and December 31, 2003	3

	Consolidated Statements of Income for the three-months ended March 31, 2004 and 2003	4

	Consolidated Statements of Other Comprehensive Income for the three-months ended March 31, 2004 and 2003	5

	Consolidated Staements of Changes in Sharholders' Equity for the three-months ended March 31, 2004 and 2003	5

	Consolidated Statements of Cash Flows for the three-months ended March 31, 2004 and 2003	6

	Notes to Consolidated Interim Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and results of Operations	14-35

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33-38

Item 4.	Disclosure Controls and Procedures	38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 2.	Changes in Securities and Use of Proceeds and Issure Purchases of Equity Securities	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits and Reports on Form 8-K	40-41

	Signatures	42

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
(Dollars in thousands, except per share data)
(unaudited)

	March 31, 2004	December 31, 2003

Assets
Cash and due from banks	$ 9,133	$ 14,199
Overnight interest bearing money market funds	703	270
Total cash and cash equivalents	9,836	14,469
Securities:
Available for sale, at fair value	131,344	124,422
Held to maturity (fair value $35,234 and $35,093 at March 31, 2004 and December 31, 2003, respectively)	33,150	33,965
Total securities	164,494	158,387
Investment in Federal Home Loan Bank stock	9,773	8,969
Loans	405,559	383,408
Allowance for loan losses	(5,159)	(5,278)
Loans, net of allowance for loan losses	400,400	378,130
Premises and equipment, net	12,293	11,410
Goodwill	3,116	300
Bank owned life insurance	5,538	5,488
Other assets	10,788	6,593
TOTAL ASSETS	$616,238	$583,746

Liabilities
Deposits
Demand deposits	$ 45,310	$ 49,880
NOW accounts	58,580	60,287
Savings deposits	128,809	109,309
Time deposits	131,282	119,604
Total deposits	363,981	339,080
Securities sold under repurchase agreements	14,990	15,925
Borrowings from Federal Home Loan Bank	175,226	170,506
Other liabilities	7,940	5,120
TOTAL LIABILITIES	562,137	530,631

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at March 31, 2004 and December 31, 2003	7,287	7,287
Surplus	4,002	4,002
Retained earnings	49,499	48,746
Accumulated other comprehensive income:
Unrealized appreciation on securities available for sale, net of taxes of $346 and $235 at March 31, 2004 and December 31, 2003, respectively	672	457
Unrealized appreciation on derivative instruments, net of taxes of $9 at March 31, 2004 and $29 at December 31, 2003	18	57
Less: cost of 537,894 shares and 540,193 shares of treasury stock at March 31, 2004 and December 31, 2003, respectively	(7,377)	(7,434)

TOTAL SHAREHOLDERS' EQUITY	54,101	53,115

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$616,238	$583,746

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31
	2004	2003
Interest and dividend income:
Interest and fees on loans	$5,741	$5,852
Interest and dividends on securities and federal funds	1,836	1,934
Total interest and dividend income	7,577	7,786

Interest expense:
Deposits	998	1,171
Short-term borrowings	156	185
Long-term borrowings	1,554	1,485
Total interest expense	2,708	2,841

Net interest income	4,869	4,945
Provision for loan losses	90	150
Net interest income after provision for loan losses	4,779	4,795

Noninterest income:
Trust and other financial services	483	574
Service charges on deposit accounts	364	330
Other service charges, commissions and fees	56	52
Credit card service charges and fees	178	156
Net securities gains	193	562
Net income on interest rate swap agreements	495	--
Other operating income	72	65
Total noninterest income	1,841	1,739

Noninterest expenses:
Salaries and employee benefits	2,488	2,537
Occupancy expense	288	320
Furniture and equipment expense	421	326
Credit card expenses	125	120
Other operating expense	1,329	1,432
Total noninterest expenses	4,651	4,735

Income before income taxes	1,969	1,799
Income taxes	533	495

Net income	$1,436	$1,304

NET INCOME PER SHARE:
Basic	$ 0.46	$ 0.41
Diluted	$ 0.45	$ 0.41

Dividends per share	$ 0.20	$ 0.19

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Net income	1,436	1,304
Unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment, net of tax of $111 and $385 at March 31, 2004 and 2003, respectively	215	(747)
Net unrealized appreciation on interest rate swap agreements marked to market, net of tax of $18	--	34
Accretion of unrealized appreciation related to interest rate swap agreements de-designated in 2004, net of tax of $20	(39)	--
Total other comprehensive income (loss)	176	(713)
Total comprehensive income	1,612	591

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	AccumulatedOther Comprehensive Income	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2003	$7,287	$4,002	$48,746	$ 514	$(7,434)	$53,115
Net income	--	--	1,436	--	--	1,436
Total other comprehensive income	--	--	--	176	--	176
Cash dividends declared ($0.20 per share)	--	--	(621)	--	--	(621)
Purchase of treasury stock (4,445 shares)			--	--	(119)	(119)
Stock options exercised (6,744 shares)	--	--	(62)	--	176	114
Balance March 31, 2004	$7,287	$4,002	$49,499	$ 6 90	$(7,377)	$54,101

Balance December 31, 2002	$7,287	$4,002	$45,994	$2,347	$(5,794)	$53,836
Net income	--	--	1,304	--	--	1,304
Total other comprehensive (loss)	--	--	--	(713)	--	(713)
Cash dividends declared ($0.19 per share)	--	--	(603)	--	--	(603)
Purchase of treasury stock (17,015 shares)	--	--	--	--	(325)	(325)
Balance March 31, 2003	$7,287	$4,002	$46,695	$1,634	$(6,119)	$53,499

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands)
(unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$ 1,436	$ 1,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	421	326
Provision for loan losses	90	150
Net realized gains on sale of securities available for sale	(177)	(562)
Net realized gains on sale of securities held to maturity	(16)	--
Net income on interest rate swap agreements	(328)	--
Net amortization of bond premiums	136	31
Net change in bank owned life insurance	(50)	--
Net change in other assets	(3,626)	(1,570)
Net change in other liabilities	2,820	667
Net cash provided by operating activities	706	346

Cash flows from investing activities:
Net payment for branch acquisition	4,570	--
Proceeds from maturity and principal paydowns of securities held to maturity	394	128
Purchases of securities available for sale	(32,991)	(36,926)
Proceeds from maturities, calls and principal paydowns of securities available for sale	8,446	23,626
Proceeds from sale of securities held to maturity	491	--
Proceeds from sale of securities available for sale	17,936	24,755
Net increase in Federal Home Loan Bank stock	(804)	--
Net loans made to customers	(10,017)	(632)
Capital expenditures	(324)	(120)
Net cash (used in) provided by investing activities	(12,299)	10,831

Cash flows from financing activities:
Net increase (decrease) in deposits	3,801	(12,201)
Net decreasein securities sold under repurchase agreements	(935)	(1,572)
Proceeds from Federal Home Loan Bank advances	302,100	159,785
Repayment of Federal Home Loan Bank advances	(297,380)	(159,438)
Purchase of treasury stock	(119)	(325)
Proceeds from exercise of stock options	114	--
Payments of dividends	(621)	(603)
Net cash provided by (used in) financing activities	6,960	(14,354)

Net decrease in cash and cash equivalents	(4,633)	(3,177)
Cash and cash equivalents at beginning of period	14,469	11,529
Cash and cash equivalents at end of period	$ 9,836	$ 8,352

Supplemental disclosures for cash flow information:
Cash paid during the year for:
Interest	$ 2,745	$ 2,914
Income taxes, net of refunds	610	292

Non-cash transactions:
Net unrealized appreciation(depreciation) on securities	215	(747)
Net unrealized appreciation on interest rate swap agreements marked to market, net of tax of $18	--	34
Accretion of unrealized appreciation related to interest rate swap agreements de-designated in 2004, net of tax of $20	(39)	--

Fair value of loans acquired in branch acquisition	12,343	--
Fair value of premises and equipment acquired in branch acquisition	980	--
Capitalization of core deposit intangible related to branch acquisition	391	--
Fair value of deposits acquired in branch acquisition	(21,100)	--
Excess of fair value of assets over liabilities acquired in branch acquisition	2,816	--
Net payment for branch acquisition	(4,570)	--

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2004
(Dollars in thousands, except per share data)
(unaudited)

Note 1: Basis of Presentation.

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform with current period presentation. The income reported for the three-months ended March 31, 2004 is not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim periods.

The consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2003, and notes thereto.

Note 2: Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, income tax estimates, and interest income recognition on loans.

Management believes the allowance for loan losses is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of loss in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions, collateral values, the performance of individual loans in relation to contract terms, and estimated fair values of properties to be foreclosed. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of Credit Risk in the Risk Management section of the Form 10-Q for a detailed description of management’s estimation process and methodology related to the reserve for loan losses.

The Company estimates its income taxes for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary timing differences, resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that the recovery is not likely a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2004 and December 31, 2003, there was no valuation allowance for deferred tax assets.

Interest income on loans is included in income as earned based upon the unpaid principal balance of the loan. The Company’s policy is to discontinue the accrual of interest, and to reverse the uncollected interest recorded on loans, when scheduled payments become contractually past due in excess of 90 days or, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful.

In connection with acquisitions, the Company generally records as assets on its financial statements both goodwill and identifiable intangible assets such as core deposit intangibles. Due to a change in an accounting standard, since January 1, 2002, the Company no longer amortizes the amount of goodwill through a charge to expense over the expected life. Instead, the Company evaluates whether the carrying value of its goodwill become impaired, in which case the value is reduced through a charge to its earnings. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by the Company to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors. Any changes in the estimates used by the Company to determine the carrying value of our goodwill and identifiable intangible assets, or which otherwise adversely affects their value or estimated lives, would adversely affect the Company’s results of operations.

Note 3: Goodwill and Other Intangible Assets

A summary of goodwill, by subsidiary, capitalized on the Company’s consolidated balance sheet follows:

	January 1, 2003	Goodwill Acquired	March 31, 2003
(in thousands)
Dirigo Investments Inc.	$375	$ --	$ 375
Total	$375	$ --	$ 375

	January 1,	Goodwill	March 31,
	2004	Acquired	2004
(in thousands)
Bar Harbor Banking & Trust Company	$ --	$2,816	$2,816
Dirigo Investments Inc.	300	--	300
Total	$300	$2,816	$3,116

The Company acquired $2,816 in goodwill in connection with the acquisition of a branch in Rockland, Maine by its wholly owned subsidiary, Bar Harbor Banking and Trust Company (the "Bank").

The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Bank’s acquisition of the Rockland branch. The core deposit intangible asset is being amortized over an estimated useful life of seven years, and is included in other assets on the March 31, 2004 consolidated balance sheet. There was no such intangible asset at December 31, 2003.

A summary of the core deposit intangible asset follows as of March 31, 2004:

(in thousands)
Core deposit intangibles:
Gross carrying amount	$391
Less: accumulated amortization	6
Net carrying amount	$385

Amortization expense on finite-lived intangible assets is expected to total $50 for the remainder of 2004 and $67 for each of 2005, 2006, 2007, 2008 and 2009.

Note 4: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company’s dilutive stock options.

The following is a reconciliation of basis and diluted earnings per share for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31
	2004	2003
Computation of Net Income Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,104,121	3,171,625
Effect of dilutive stock options	119,873	43,689
Diluted	3,223,994	3,215,314

NET INCOME PER SHARE:
Basic	$0.46	$0.41
Diluted	$0.45	$0.41

Note 5: Stock Based Compensation

The Company’s Stock Option Plan (SOP) for officers and employees was established October 3, 2000, providing for the issuance of up to 450 thousand shares of common stock. The purchase price of the stock covered by each option represents its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted. As of December 31, 2003 a total of 435 thousand options had been granted. During the first quarter of 2004, nine thousand additional options were granted, bringing the total to 444 thousand options granted, all having a 5-7 year vesting schedule. No option will be granted after October 3, 2010, ten years after the effective date of the SOP, unless otherwise approved by the shareholders of the Company.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" to SFAS No. 123 "Accounting for Stock-Based Compensation," which accounts for stock-based compensation using the fair value method of accounting, if a company so elects. The Company currently accounts for stock-based employee compensation under APB No. 25. As such, compensation expense would be recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. Because the fair value on the date of grant of the underlying stock of all stock options granted by the Company is equal to the exercise price of the options granted, no compensation cost has been recognized for stock options in the accompanying consolidated statements of income.

Had compensation costs for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except for per-share data):

		Earnings Per Share
Three-months ended March 31, 2004:	Net Income	Basic	Diluted

As reported	$1,436	$0.46	$0.45
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	49	0.01	0.02
Pro forma	$1,387	$0.45	$0.43

		Earnings Per Share
Three months ended March 31, 2003:	Net Income	Basic	Diluted

As reported	$1,304	$0.41	$0.41
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	31	0.01	0.01
Pro forma	$1,273	$0.40	$0.40

Note 6: Employee Benefit Plans

The following table provides the net periodic benefit costs for the three months ended March 31, 2004 and 2003:

	Health Care and Life Insurance	Health Care and Life Insurance	Supplemental Executive Retirement Plans	Supplemental Executive Retirement Plans

	2004	2003	2004	2003

Service Cost	$ --	$ --	$ 70	$60
Interest Cost	20	21	38	34
Amortization of Net Loss	(6)	(6)	--
Net Periodic Benefit Cost	$14	$15	$108	$94

The Company is expected to contribute $434 to the foregoing plans in 2004. As of March 31, 2004, the Company had contributed $109 to the plans.

Note 7: Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit.

Exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for commitments to make loans, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items, such as loans. At March 31, 2004 and December 31, 2003, commitments to extend credit and unused lines of credit totaled $100,374 and $98,894, respectively. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined on a case-by-case basis using management’s credit evaluation of the borrower.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt or obligations. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet instruments. Typically, these standby letters of credit have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $3,669 at March 31, 2004 and December 31, 2003. As of March 31, 2004, the fair value of standby letters of credit was not material to the Company’s consolidated financial statements.

Note 8: Financial Derivative Instruments

At March 31, 2003 the Company had three outstanding derivative instruments with notional principal amounts totaling $30 million, all of which were interest rate swap agreements. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	04/25/04	$10,000	6.425%	Prime
Receive fixed rate, pay variable rate	09/01/07	10,000	6.040%	Prime
Receive fixed rate, pay variable rate	01/24/09	10,000	6.250%	Prime

The Company is required to pay a counter-party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon interest rates of 6.425%, 6.040%, and 6.250%, respectively over the term of each agreement.

Financial instruments are reviewed as part of the asset/liability management process and are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the interest rate swap agreements have been purchased. The notional amounts of the agreements do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements.

These interest rate swap agreements were designated as cash flow hedges at December 31, 2003 and had total unrealized gains of $86. The fair value of these instruments, net of tax, was recorded as a component of accumulated other comprehensive income on the consolidated balance sheet. Changes in fair value were recorded as a component of other comprehensive income.

During the first quarter of 2004, these interest rate swap agreements were de-designated as cash flow hedges and prospectively changes in their fair value and current period net cash flows related to these agreements will be recorded in the consolidated statement of income and will be included as part of other operating income or expense. The unrealized gain on these interest rate swap agreements at December 31, 2003 of $86 will remain in other comprehensive income, net of tax, and will be accreted into interest income over the remaining terms of the respective swap agreements.

During the quarter ended March 31, 2004, the Company recorded other operating income of $328 related to the unrealized appreciation of these interest rate swap agreements and $167 related to the net cash flows during the quarter resulting from the agreements. The fair value of the interest rate swap agreements at March 31, 2004 was $414 and is included in other assets on the consolidated balance sheet.

Note 9: Business Segments

SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that its operations are solely in the community banking industry, and include the traditional commercial banking services. In prior reporting periods the Company had also included Financial Services as a business segment and, accordingly, provided segment reporting for that segment. For the year ended December 31, 2003 revenue from Financial Services represented only 5.8% of the Company’s total revenue.

As more fully described in Part I, Item 1 of the Company’s Annual Report of Form 10-K, and Part I, Item 2, Other Events of this Form 10-Q, in December 2003 the Company’s Board of Directors approved a restructuring plan for its wholly owned subsidiary, BTI Financial Group ("BTI"). The restructuring plan simplified and aligned BTI’s brand names and operating model with the Bank. During the first quarter of 2004 the principal elements of the plan were completed, with the results of all operations now viewed as a single strategic unit by the chief operating decision maker.

The Company has determined that its operations are solely in the community banking industry and include the traditional community banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management, trust and brokerage services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. Accordingly, segment information is not required with respect to investment management, trust and brokerage services provided by the Company (which total less than 10% of total revenue).

Note 10: Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised version of Statement of Financial Accounting Standard ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement retains all of the previous requirements and introduces additional disclosure requirements and interim reporting requirements. This revised statement is effective for years ending after December 15, 2003, and its disclosure requirements have been reflected in these financial statements.

In December 2003, President George W. Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of accumulated postretirement benefit obligations ("APBO") and net periodic postretirement benefit costs: (1) A subsidy to plan sponsors that is based on 28% of an individual beneficiary’s annual prescription drug costs between $250 dollars and $5,000 dollars, (2) The opportunity for a retiree to obtain a prescription drug benefit under Medicare. The effects of the Act on the APBO or net periodic postretirement benefit cost are not reflected in the Company’s financial statements or accompanying notes. Pending specific authoritative guidance on the accounting for the federal subsidy could require the Company to change previously reported information when the guidance is issued.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in its liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The adoption of SFAS No. 150 did not have a significant impact on the Company's financial position, results of operations, or liquidity.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on either of the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, (or VIEs). The objective of this interpretation is to provide guidance on how to identify a VIE and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in the company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 was effective for all VIE’s created after January 31, 2003. However, the FASB postponed that effective dates to December 31, 2003. In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which has an effective date of March 31, 2004 for VIE’s created prior to February 1, 2003, except for special purpose entities, which much adopt either FIN 46 or FIN 46 R as of December 31, 2003. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations.

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

Unless otherwise noted, all dollars are expressed in thousands, except per share data.

Use of Non-GAAP Financial Measures: Certain information is discussed on a fully taxable equivalent basis. Specifically, included in first quarter 2004 and 2003 net interest income was $363 and $398, respectively, of tax-exempt interest income from certain tax-exempt investment securities and loans. An amount equal to the tax benefit derived from this tax-exempt income has been added back to the interest income and net interest income totals discussed in this Managements Discussion and Analysis, effectively resulting in tax-equivalent adjustments of $154 and $170, respectively, in the first quarter of 2004 and 2003, respectively. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America.

Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Net interest income is commonly presented by other financial institutions on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from their earning asset portfolios. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, tax-equivalent net interest income is generally used by institutions to provide a better basis of comparison from institution to institution. The Company follows these practices.

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

Investors are cautioned that forward-looking statements are inherently uncertain. Forward-looking statements include, but are not limited to, those made in connection with estimates with respect to the future results of operation, financial condition, and the business of the Company which are subject to change based on the impact of various factors that could cause actual results to differ materially from those projected or suggested due to certain risks and uncertainties. Those factors include but are not limited to:

(i) The Company's success is dependant to a significant extent upon general economic conditions in Maine, and Maine's ability to attract new business;

(ii) The Company's earnings depend to a great extent on the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and borrowings) generated by the Bank, and thus the Bank's results of operations may be adversely affected by increases or decreases in interest rates;

(iii) The banking business is highly competitive and the profitability of the Company depends on the Bank's ability to attract loans and deposits in Maine, where the Bank competes with a variety of traditional banking and nontraditional institutions, such as credit unions and finance companies;

(iv) A significant portion of the Bank's loan portfolio is comprised of commercial loans and loans secured by real estate, exposing the Company to the risks inherent in financings based upon analysis of credit risk, the value of underlying collateral, and other intangible factors which are considered in making commercial loans and, accordingly, the Company's profitability may be negatively impacted by judgment errors in risk analysis, by loan defaults, and the ability of certain borrowers to repay such loans during a downturn in general economic conditions;

(v) A significant delay in or inability to execute strategic initiatives designed to grow revenues and or control expenses;

(vi) The potential need to adapt to changes in information technology systems, on which the Company is highly dependant, could present operational issues or require significant capital spending;

(vii) Acts or threats of terrorism and actions taken by the United States or other governments as a result of such threats, including military action, could further adversely affect business and economic conditions in the United States generally and in the Company’s markets, which could have an adverse effect on the Company’s financial performance and that of borrowers and on the financial markets and the price of the Company’s common stock; and

(viii) Significant changes in the extensive laws, regulations, and policies governing bank holding companies and their subsidiaries could alter the Company's business environment or affect its operations.

The forward looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the succeeding discussion, or elsewhere in this Form 10-Q, except to the extent required by federal securities laws.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition are based on the Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management evaluates its estimates, including those related to the allowance for loan losses, on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2003 report on Form 10-K. Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the consolidated financial statements:

Allowance for Loan Losses - Management believes the allowance for loan losses ("allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of loss in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income and when a greater amount of provisions for loan losses is necessary the result is lower net income. Refer to Part I, Item 2, Allowance for Loan Losses and Provision in this Report on Form 10-Q, for further discussion covering the Allowance.

Income Taxes – The Company estimates its income taxes for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary timing differences, resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that the recovery is not likely a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2004, there was no valuation allowance for deferred tax assets.

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

Goodwill and Other Intangible Assets - Refer to Note 3 of the consolidated financial statements in Part 1, Item 1 of this Form 10-Q for details of the Company’s accounting policies and estimates covering goodwill and other intangible assets.

RESULTS OF OPERATIONS

Executive Overview

The Company reported consolidated net income of $1,436 for the three months ended March 31, 2004, compared with $1,304 for the same period in 2003, representing an increase of $132, or 10.1%.

For the three months ended March 31, 2004 fully diluted earnings per share amounted to 45 cents, compared 41 cents for the same period a year earlier, representing an increase of 9.8%. The percentage increase in fully diluted earnings per share lagged the percentage increase in net income due to changes in the dilutive effect of employee stock options, which at March 31, 2004 amounted to 119,873 shares compared with 43,689 shares at the same date in 2003. The change in the dilutive effect of employee stock options was principally the result of the year-over-year increase in the price of the Company’s common stock.

For the three months ended March 31, 2004, the annualized return on average assets ("ROA") amounted to 0.97% compared with 0.98% for the first quarter of 2003. The annualized return on average shareholders equity ("ROE") amounted to 10.88% for the current quarter, compared with 9.84% during the first quarter of 2003.

A variety of factors impacted the Company’s first quarter performance. These included a $369 decline in net gains on the sale of investment securities, income of $328 related to a mark-to-market adjustment for unrealized appreciation on interest rate swap agreements, one time expenses approximating $110 associated with the Bar Harbor Banking and Trust Company’s ("the Bank") completion of a branch office acquisition in the community of Rockland Maine, and the impact of continued low interest rates on the Company’s net interest margin.

Net Interest Income

Net interest income is the principal component of the Company's income stream and represents the difference or spread between interest generated from earning assets and the interest expense incurred on deposits and borrowed funds. Net interest income is entirely generated by the Bank. Fluctuations in market interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.

For the quarter ended March 31, 2004, net interest income on a fully tax equivalent basis amounted to $5,023, compared with $5,115 during the same quarter in 2003, representing a decrease of $92, or 1.8%. The decline in net interest income was principally attributed to the net interest margin, as total average earning assets increased $53,980, or 10.5%, on a year-over-year basis. During the first quarter of 2004, the net interest margin amounted to 3.55% compared with 4.03% during the quarter ended March 31, 2003, representing a decline of 48 basis points.

Other factors contributing to the changes in net interest income and the net interest margin are enumerated in the succeeding discussion and analysis.

Net Interest Income Analysis: The following table set forth an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three months ended March 31, 2004, and 2003, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
MARCH 31, 2004 AND 2003

	2004	2004	2004	2003	2003	2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$392,883	$5,750	5.89%	$350,273	$5,861	6.79%
Taxable investment securities	130,648	1,429	4.40%	123,233	1,476	4.86%
Non-taxable investment securities (3)	33,222	486	5.88%	30,241	535	7.17%
Total Investments	163,870	1,915	4.70%	153,474	2,011	5.31%
Investment in Federal Home Loan Bank Stock	9,450	51	2.17%	8,078	65	3.26%
Fed Funds sold, money market funds, and time
deposits with other banks	2,924	15	2.06%	3,322	19	2.32%

Total Earning Assets	569,127	7,731	5.46%	515,147	7,956	6.26%

Non Interest Earning Assets:
Cash and due from banks	8,787			7,738
Allowance for loan losses	(5,265)			(5,081)
Other Assets (2)	25,154			23,515
Total Assets	$597,803			$541,319

Interest Bearing Liabilities:
Deposits	$290,507	$ 998	1.38%	$265,799	$1,171	1.79%
Securities sold under repurchase agreements	15,816	44	1.12%	13,121	51	1.58%
Other borrowings	178,417	1,666	3.76%	156,774	1,619	4.19%
Total Borrowings	194,233	1,710	3.54%	169,895	1,670	3.99%
Total Interest Bearing Liabilities	484,740	2,708	2.25%	435,694	2,841	2.64%
Rate Spread			3.22%			3.62%

Non Interest Bearing Liabilities:
Demand Deposits	44,907			40,655
Other Liabilities	15,061			11,242
Total Liabilities	544,708			487,591
Shareholders' Equity	53,095			53,728
Total Liabilities and Shareholders' Equity	$597,803			$541,319
Net Interest Income and Net Interest Margin (3)		5,023	3.55%		5,115	4.03%
Less: Tax Equivalent Adjustment		(154)			(170)
Net Interest Income		$4,869	3.44%		$ 4,945	3.89%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, investment securities and available for sale securities are at amortized cost and net unrealized gains (losses)
      on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, reported on a tax equivalent basis.

Net Interest Margin: The net interest margin, expressed on a tax-equivalent basis, is determined by dividing tax-equivalent net interest income by average interest-earning assets. The interest rate spread represents the difference between the average tax-equivalent yield earned on interest earning-assets and the average rate paid on interest bearing liabilities. The net interest margin is generally higher than the interest rate spread due to the additional income earned on those assets funded by non-interest bearing liabilities, primarily demand deposits and shareholders’ equity.

The net interest margin amounted to 3.55% during the first quarter of 2004, representing a decline of 48 basis points compared with the same quarter in 2003.

The prolonged, historically low interest rate environment has caused sharp yield declines on the Bank’s variable rate earning assets and accelerated prepayment speeds on fixed rate earning assets. Driven by record loan refinancing activity and accelerated cash flows from the investment securities portfolio, from the first quarter of 2003 to the current quarter, the decline in the average yield on interest earning assets exceeded the decline in the rate paid on interest bearing liabilities by 41 basis points. Over the past twelve months, the Bank’s earning asset base continued to cycle into the current rate environment while most of the funding base had already reset to current interest rate levels or reached their assumed floors.

The Bank’s asset sensitive balance sheet has contributed to the net interest margin decline over the past year, as interest rates declined to forty-five year lows. The Fed funds targeted rate fell to 1.00% in the second quarter of 2003 and has not exceeded 2.00% over the past two-years. The Bank has been deliberate in its efforts to manage the interest rate risk associated with the addition of fixed rate earning assets to the balance sheet during a period of historically low interest rates and has accordingly maintained an asset sensitive balance sheet. While an asset sensitive balance sheet pressures the net interest margin in an extended flat or declining interest rate environment, it typically strengthens the net interest margin in a rising rate environment, a scenario management anticipates is more likely to occur. Management believes that maintaining an asset sensitive balance sheet is important to the Company’s long-term success and such posture positions it well for rising interest rates and an improving economy. The Bank’s interest rate sensitivity position is more fully described in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the quarter ended March 31, 2004, total interest income, on a fully tax equivalent basis, amounted to $7,731 compared with $7,956 for the same quarter in 2003, representing a decline of $225, or 2.8%.

The decline in interest income was principally attributed to an 80 basis point decrease in the yield on average earning assets between periods. Declines in the Fed Funds targeted rate resulted in lower on variable rate earning assets, while declines in the U.S Treasury yield curve stimulated an acceleration of prepayment speeds on the Banks higher yielding fixed rate earning assets. The decline in total interest income attributed to lower yields was largely offset by growth in average earning assets, which increased $53,980 or 10.5% when comparing the first quarter of 2004 with the same quarter in 2003. As depicted on the succeeding rate / volume analysis table, the volume of interest earning assets added to the balance sheet since the first quarter of 2003 contributed $802 to first quarter 2004 interest income, offset by a reduction of $1,027 due to the impact of lower yields and interest rates.

Interest Expense - Total interest expense for the quarter ended March 31, 2004 amounted to $2,708 compared with $2,841 for the same quarter in 2003, representing a decrease of $133, or 4.7%. The decrease in interest expense was principally attributed to a 39 basis point decline in the average cost of interest bearing liabilities between periods, from 2.64% during the first three-months of 2003 to 2.25% for the same period in 2004. The decline in the cost of interest bearing funds was principally attributed to the historically low interest rate environment, prompting management to reduce rates on non-maturity deposits while maturing time deposits were being replaced at lower rates.

The cost of borrowings declined to 3.54% in the current quarter, compared with 3.99% in the first quarter of 2003. Consistent with the Bank’s asset and liability management strategies, borrowings have generally had longer maturities than the funding provided by deposits in order to preserve the sensitivity of net interest income in a rising rate environment. While the use of longer maturity borrowings to fund earning assets naturally results in less net interest income, they more closely match the maturities of fixed rate earning assets being added to the balance sheet, and lessen the exposure to interest rate risk.

Comparing the first quarter 2004 with the first quarter of 2003, the decline in total interest expense resulting from lower interest rates was offset in part by a $49,046 increase in total average interest bearing liabilities. As depicted on the rate / volume analysis table below, the impact of lower interest rates contributed $455 thousand to the decline in interest expense, but was offset by an increase of $322 attributed to increased volume.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED MARCH 31, 2004 VERSUS MARCH 31, 2003
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$669	$ (780)	(111)
Taxable investment securities	75	(122)	(47)
Non-taxable investment securities (2)	49	(98)	(49)
Investment in Federal Home Loan Bank stock	10	(24)	(14)
Fed Funds sold, money market funds, and time deposits with other banks	(1)	(3)	(4)

TOTAL EARNING ASSETS	$802	$(1,027)	$(225)

Interest bearing deposits	102	(275)	(173)
Securities sold under repurchase agreements	9	(16)	(7)
Other borrowings	211	(164)	47
TOTAL INTEREST BEARING LIABILITIES	$322	$ (455)	$(133)

NET CHANGE IN NET INTEREST INCOME	$480	$ (572)	$ (92)

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2) Reported on a tax-equivalent basis.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. For the quarter ended March 31, 2004, total non-interest income amounted to $1,841 compared with $1,739 for the same quarter in 2003, representing an increase of $102, or 5.9%.

Net Gains on the Sale of Securities: For the three months ended March 31, 2004 net gains on the sale of securities amounted to $193 compared with $562 thousand during the same period in 2003. The interest rate environment during the quarter and composition of the investment securities portfolio did not present as much opportunity or need for restructuring transactions, as was the case during the first quarter of 2003.

There is no assurance that the recording of securities gains will continue in future reporting periods at 2004 and 2003 levels. It is important to note, however, that the available for sale investment securities portfolio is managed on a total return basis, in concert with well-structured asset/liability management policies. The Bank will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and its needs for adequate liquidity.

Net Income on Interest Rate Swap Agreements: During the three months ended March 31, 2004 operating income on interest rate swap agreements amounted to $495, compared with none during the three months ended March 31, 2003.

As more fully enumerated in Note 8 of the consolidated financial statements and Item 2, of this Form 10-Q, Financial Derivative Instruments, in 2004 the Company de-designated its interest rate swap agreements as cash flow hedges. In prior reporting periods, changes in the fair value of the interest rate swap agreements were recorded on the consolidated balance sheet in other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties were recorded as interest income. . Prospectively, changes in their fair value and current period net cash flows will be recorded in non-interest income or expense. This change may create potential earnings volatility over the remaining life of the agreements.

For the quarter ended March 31, 2004, the Company recorded in non-interest income $328 in unrealized appreciation on interest rate swap agreements, whereas none were recorded during the first quarter of 2003. If the interest rate swap agreements are held to maturity, which is the current intent of the Company, all cumulative unrealized appreciation or depreciation recorded as non-interest income or expense will net to zero and have no cumulative impact on earnings.

During the three months ended March 31, 2004, the net positive cash flows from the agreements, amounted to $167, compared with $122 during the same quarter in 2003. In the first quarter of 2003 this income was recorded in interest income, whereas in the first quarter of 2004 this income was recorded in non-interest income.

Trust and Other Financial Services: For the three-months ended March 31, 2004 income from trust and other financial services amounted to $483 compared with $574 thousand during the same period in 2003, representing a decline of $91, or 15.9%.

Income from trust and other financial services is principally derived from the market values of client assets managed and held in custody and, to a lesser extent, brokerage services. The decrease in fee income in part reflects a decline of $8,888, or 4.8%, in managed assets on a year-over-year basis. While the total returns on the managed asset portfolio and new client relationships were accretive to the managed asset portfolio over the past twelve months, this growth was essentially offset by closed accounts, including two large relationships amounting to approximately $14,000. Revenue from brokerage activities also declined from first quarter 2003 levels, principally reflecting lower trading volume, including sales of mutual funds and annuity products.

Other Non-interest Income: Income generated from service charges on deposit accounts, merchant and visa credit card processing, and miscellaneous fees contributed $67 to the year-over-year growth in non-interest income, posting first quarter 2004 increases of 10.3%, 14.1% and 9.4% respectively, compared with the first quarter of 2003.

Non Interest Expense

Total non-interest expense amounted to $4,651 for the quarter ended March 31, 2004, compared with $4,735 in the first quarter of 2003, representing a decline of $84, or 1.8%.

Non-recurring Branch Acquisition Expenses: Included in first quarter 2004 non interest expenses were a variety of non-recurring costs associated with the Bank’s acquisition of a branch office in the community of Rockland, Maine, amounting to approximately $110.

Salaries and Employee Benefits: For the three months ended March 31, 2004, salaries and employee benefit expenses amounted to $2,488 compared with $2,537 during the same period in 2003, representing a decline of $49, or 1.9%. The decline in salaries and benefit expense reflected the Company’s continued efforts towards improving operating efficiencies, offset in part by the salaries and benefit expenses associated with the initial integration and ongoing operation of the Rockland branch.

Occupancy, Furniture and Equipment Expenses: For the three months ended March 31, 2004 occupancy, furniture and equipment expenses amounted to $709, representing an increase of $63, or 9.8%, compared with the same period in 2003. The increase was attributed to a number of factors including both one-time and ongoing expenses associated with the Rockland branch acquisition, increases in depreciation expense, and normal increases in a variety occupancy related costs.

Other Operating Expenses: For the three months ended March 31, 2004, other operating expenses amounted to $1,329 compared with $1,432 during the same period in 2003, representing a decline of $103, or 7.2%. Expense declines were led by reductions in legal and professional fees, supplies expense, and the amortization of mortgage servicing rights, offset in part by non-recurring expenses associated with the Rockland branch acquisition.

Provision For Loan Losses

During the three months ended March 31, 2004 the Company recorded a provision for loan losses amounting to $90 compared with $150 during the same period in 2003, representing a decrease of $60, or 40%. The provision for loan losses reflects the amount necessary to maintain the Allowance for Loan Losses ("allowance") at a level that, in management’s judgment, is appropriate for the amount of inherent risk of loss in the current loan portfolio. While non-performing loans and net charge-offs have slightly increased from March 31, 2003 and during the quarter ended March 31, 2004, respectively, they remain at low levels. Based upon the continued high quality of the loan portfolio, combined with certain improvements with respect to specific credit relationships, the provision was decreased slightly in the first quarter of 2004 as compared with the same period in the prior year as noted above. Refer to Part I, Item 2, Allowance for Loan Losses and Provision, in this Form 10-Q for further discussion and analysis regarding the provision for loan losses.

Income Taxes

Income taxes amounted to $533 for the three-months ended March 31, 2004, representing an increase of $38, or 7.7% compared with the same period in 2003. The increase in income taxes was relatively consistent with the increase in pre-tax earnings, offset in part by non-taxable income generated from a portion of the Bank’s securities and loan portfolios.

The Company's effective tax rate for the three-month period ended March 31, 2004 amounted to 27.1%, compared with 27.5% for the same period in 2003. The income tax provisions for these periods is less than the expense that would result from applying the federally statutory rate of 34% to income before income taxes principally because of the impact of tax exempt interest income on certain investment securities, loans and Bank Owned Life Insurance.

FINANCIAL CONDITION

Total Assets

At March 31, 2004 total assets amounted to $616,238 compared with $583,746 at December 31, 2003 and $540,722 at March 31, 3003, representing a increases of $32,492 and $75,516, or 5.6% and 14.0%, respectively.

The increase in total assets over December 31, 2003 was principally attributed to assets acquired in connection with the Bank’s Rockland branch acquisition, principally loans, and, to a lesser extent, continued growth in the Bank's consumer and commercial loan portfolios. Asset growth since March 31, 2003 was also attributed to strong growth in both the consumer and commercial loan portfolios, and to a lesser extent increases in the investment securities portfolio.

Loan Portfolio

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table represents the components of the Bank's loan portfolio, net of deferred loan origination fees and costs, as of March 31, 2004, December 31, 2003 and March 31, 2003.

LOAN PORTFOLIO SUMMARY

	March 31, 2004	December 31, 2003	March 31, 2003

Real estate loans:
Construction and development	$ 13,549	$ 12,639	$ 15,388
Mortgage	332,827	322,579	280,048
Loans to finance agricultural production and other loans to farmers	14,661	11,719	11,100
Commercial and industrial loans	28,490	19,167	28,424

Loans to individuals for household, family and other personal expenditures	11,454	11,775	12,532
All other loans	3,770	4,554	2,668
Real estate under foreclosure	808	975	2,007

TOTAL LOANS	$405,559	$383,408	$352,167

Less: Allowance for loan losses	5,159	5,278	5,213

NET LOANS	$400,400	$378,130	$346,954

Total Loans: Total loans at March 31, 2004 amounted to $405,559, representing an increase of $22,151 or 5.8% compared with December 31, 2003, and an increase of $53,392 or 15.2%, compared with March 31, 2003.

The $22,151 increase in loan balances compared with December 31, 2003 reflects $12,343 in loans acquired in connection with the February 13, 2004 Rockland branch acquisition, principally consumer real estate loans. At March 31, 2004 the Rockland branch loan portfolio totaled $14,962, representing post-acquisition loan growth of $2,619 at that branch, or 21.2%, the majority of which were commercial loans.

Excluding the Rockland branch loan portfolio, the increase in total loans during the first quarter of 2004 was led by unusually strong growth in the commercial loan portfolio, as first quarter commercial loan growth has historically been slowed by seasonal pay downs on certain borrowing lines of credit. Following record refinancing activity over the past two years, and a rise in interest rates during the latter part of 2003, consumer real estate loan originations slowed during the first quarter of 2004, but did not impact continued growth in the consumer loan portfolio, as new purchase transactions dominated the loan origination pipeline.

For the twelve-month period ended March 31, 2004, total loan growth of $53,392 was split 57% and 43% between consumer loans and commercial loans, respectively. Loan origination activity has benefited from a favorable market interest rate environment, a stable local economy, and initiatives designed to expand the Bank's product offerings and attract new customers while continuing to leverage its existing customer base.

At March 31, 2004 real estate loans comprised 85.4% of the loan portfolio, compared with 87.4% at December 31, 2003 and 83.9% at March 31, 2003. The continued strength in the local real estate markets, both residential and commercial, has led to record property values in the Bank's market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no significant deterioration in the performance or risk characteristics of the real estate loan portfolio.

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, the Bank's Senior Loan Committee, oversight from the Bank's Senior Credit Officer, Director's Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to Management's review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans at the dates indicated:

TOTAL NONPERFORMING LOANS

	March 31, 2004	December 31, 2003	March 31, 2003
Loans accounted for on a
non-accrual basis	$1,522	$1,295	$1,447
Accruing loans contractually
past due 90 days or more	190	199	99
Total nonperforming loans	$1,712	$1,494	$1,546

Allowance for Loan Losses to nonperforming loans	301%	353%	337%
Non-Performing to Total Loans	0.42%	0.39%	0.44%
Allowance for Loan Losses to total loans	1.27%	1.38%	1.48%

At March 31, 2004, total non-performing loans amounted to $1,712, or 0.42% of total loans, compared with $1,494 or 0.39% at December 31, 2003, and $1,546 or 0.44% at March 31, 2003. While non-performing loans have increased moderately since year-end, they remain at relatively low levels and are not considered to be a reflection of an overall deterioration in the credit quality of loan portfolio.

While the non-performing loan ratios continued to reflect favorable on the quality of the loan portfolio during the three month period ended March 31, 2004, the Bank is cognizant of soft economic conditions overall and weakness in certain industry segments in particular, and is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, interest rates, and other factors existing at the time. The economies and real estate markets in the Bank’s primary market areas will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operation, liquidity, and financial condition.

Other Real Estate Owned: When a real estate loan goes to foreclosure and the Bank purchases the property, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. At March 31, 2004, OREO amounted to $34, compared with $36 at December 31, 2003 and $40 at March 31, 2003.

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

The allowance is maintained at a level that, in management’s judgment, is appropriate for the inherent risk of loss in the current loan portfolio.

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $1,522 as of March 31, 2004, compared with $1,295 as of December 31, 2003. The related allowances for loan losses on these impaired loans amounted to $321 and $394, as of March 31, 2004 and December 31, 2003, respectively.

No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations may vary from current estimates.

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses and maximize earnings. The Bank employs a comprehensive risk management structure to identify and manage the risk of loss. For consumer loans, the Bank identifies loan delinquency beginning at 10-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Non-residential mortgage consumer losses are recognized no later than the point at which a loan is 120 days past due. Residential mortgage losses are recognized during the foreclosure process, or sooner, when that loss is quantifiable and reasonably assured. For commercial loans the Bank applies a risk grading system. This system stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio. The risk grades include ratings that correlate with regulatory definitions of Pass, Other Assets Especially Mentioned, Substandard, Doubtful, and Loss.

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

The Bank's loan loss experience continued at relatively low levels during the first quarter of 2004. For the three-months ended March 31, 2004, net charge-offs amounted to $209, or 0.05% of total average loans, compared with net recoveries of $88 during the three months ended March 31, 2003.

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type for three-month periods ended March 31, 2004 and 2003.

ALLOWANCE FOR LOAN LOSSES
Three Months Ended
March 31, 2004 and 2003

	2004	2003

Balance at beginning of period	$ 5,278	$ 4,975
Charge offs:
Commercial, financial, agricultural, others	133	4
Real estate:
Construction and development	--	--
Mortgage	63	--
Installments and other loans to individuals	50	32
Total charge offs	246	36

Recoveries:
Commercial, financial, agricultural, others	3	13
Real estate:
Construction and development	--	--
Mortgage	27	78
Installments and other loans to individuals	7	33
Total recoveries	37	124

Net charge offs (recoveries)	209	(88)
Provision charged to operations	90	150

Balance at end of period	$ 5,159	$ 5,213

Average loans outstanding during Period	$392,883	$350,273

Annualized net charge offs to average loans outstanding	0.20%	0.06%

The March 31, 2004 allowance calculation incorporates loss estimates relating to issues in the Maine wild blueberry industry, to which the Bank has extended credit, and is principally centered in Washington County, Maine. During the fourth quarter of 2003 certain legal matters developed regarding the blueberry industry, the uncertainties of which warranted recognition of credit risk. While more recent developments appear favorable, at March 31, 2004 the adequacy analysis of the Allowance incorporates management’s estimate of inherent losses with respect to this industry segment.

There were no material changes in loan concentrations during the three-month period ended March 31, 2004.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses at March 31, 2004, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

Investment Securities

The investment securities portfolio consists of mortgage-backed securities, United States Government agency securities, obligations of state and political subdivisions and, to a lesser extent, corporate bonds. The overall objective of the Company's investment strategy for this portfolio is to maintain an appropriate level of liquidity, diversify earning assets, manage interest rate risk, and generate acceptable levels of net interest income.

At March 31, 2004, total investment securities amounted to $164,494, compared with $158,387 and $148,142 at December 31, 2003 and March 31, 2003, representing increases of $6,107 and $16,352, or 3.9% and 11.0%, respectively.

The investment securities portfolio has historically declined during the first quarter, as cash flows are usually redeployed to absorb seasonal deposit outflows associated with the Company’s market area. This trend did not continue during the first quarter of 2004 as deposits from the Rockland branch acquisition and a new institutional market fund offered to clients of Bar Harbor Trust Services, a wholly owned subsidiary of the Bank, were more than sufficient to support seasonal deposit declines.

In light of the historically low interest rate environment over the past year, including the first quarter of 2004, the Bank’s investment strategy has been focused on maintaining a portfolio with relatively short duration, thereby reducing exposure to sustained increases in interest rates. This was achieved through investments in securities with predictable cash flows and relatively short average lives; 10-year fully amortizing mortgage-backed securities and high coupon securities, for example. While sacrificing some yield in the near-term, the Bank’s objectives were to maintain a reasonable level of net interest income, manage longer-term interest rate and market risk, and position the portfolio for a rising interest rate environment and an improving economy.

Securities held to maturity ("HTM") are those where the Bank has the positive intent and ability to hold until maturity. At December 31, 2003, the HTM portfolio consisted exclusively of long-term, tax-exempt municipal bonds, with one exception; namely, a $461 mortgage-backed security ("MBS") originally purchased in 2002 for Community Reinvestment Act ("CRA") benefits, amounting to $1,518. The underlying collateral consisted of low-income housing loans in the state of Maine. By their nature, CRA investments have higher purchase premiums because of the positive CRA effect. In this case, the original premium paid by the Bank amounted to $31. Subsequent to the purchase, the Bank’s primary regulator advised that the MBS did not qualify for CRA credit because the loans were not in the Bank’s immediate market area, in effect diminishing the value of the unamortized premium recorded on the Bank’s balance sheet. During the first quarter of 2004, the Bank sold the bond and realized a gain of $16, and no longer holds any MBS’s in its HTM portfolio.

Deposits

The most significant funding source for earning assets continues to be core customer deposits that are gathered through the Bank's retail branch network.

At March 31, 2004 total deposits amounted to $363,981 compared with $339,080 and $309,814 at December 31, 2003 and March 31, 2003, representing increases of $24,901 and $54,167, or 7.3% and 17.5%, respectively.

A portion of the Company's deposit base has historically been seasonal in nature, with balances declining during winter and early spring while peaking in the fall. The seasonal outflow of deposits has typically been replaced with cash flows from the investment securities portfolio or short-term borrowings. This trend did not continue during the first quarter of 2004 as deposits from the Rockland branch acquisition and a new money market account offered to clients of Bar Harbor Trust Services were more than sufficient to support seasonal deposit outflows.

The $24,901 increase in deposits at March 31, 2004 compared with December 31, 2003 was attributed to $20,643 in deposits at the new Rockland branch office and $13,520 in deposits from the new money market account offered to clients of Bar Harbor Trust Services, offset by the usual outflow of seasonal deposits.

Comparing March 31, 2004 with the same date in 2003, total deposits increased $54,167, or 17.5%. Excluding deposits from the Rockland branch acquisition and the new money market account, total deposits at March 31, 2004 represented an increase of $20,004, or 6.5%, compared with the same date in 2003.

While all categories of deposits increased in excess of 10% on a year-over-year basis, deposit growth was led by savings and money market accounts, posting an increase of 25.1%. Depositor preference over the past year appeared to be that of greater liquidity, given general economic and overall market conditions.

Borrowed Funds

Borrowed funds principally consist of advances from the Federal Home Loan Bank of Boston (FHLB) and, to a lesser extent, securities sold under agreements to repurchase. Borrowings are principally utilized to support the Bank's investment portfolio and fund loan growth.

At March 31, 2004 total borrowings from the FHLB amounted to $175,226 compared with $170,506 at December 31, 2003, representing an increase of $4,720, or 2.8%. The increase in borrowed funds was principally utilized to fund growth in the investment securities portfolio, as seasonal deposit outflows were absorbed by deposits from the Rockland branch acquisition and the new money market account offered to clients of Bar Harbor Trust Services.

Comparing March 31, 2004 with the same date in 2003, total FHLB borrowings increased $18,321, or 11.7%. The increase in borrowed funds was used to fund the growth in the investment securities portfolio, and to a lesser extent loan growth.

At March 31, 2004 borrowings from the FHLB expressed as a percent of total assets amounted to 28.4%, compared with 29.0% at the same date last year.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the first quarter of 2004 the Company continued to be a "well capitalized" company according to applicable regulatory standards and maintained its strong capital position. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

The Company and its banking subsidiary are subject to the risk based capital guidelines administered by the Bank's principal regulators. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements.

As of March 31, 2004, the Company and the Bank are considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at March 31, 2004 and December 31, 2003, under the rules applicable at that date.

	March 31, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$54,703	13.6%	$56,403	14.7%
Regulatory Requirement	32,218	8.0%	30,694	8.0%
Excess	$22,485	5.6%	$25,709	6.7%

Tier 1 Capital to Risk Weighted Assets	$49,667	12.3%	$51,601	13.4%
Regulatory Requirement	16,109	4.0%	15,347	4.0%
Excess	$33,558	8.3%	$36,254	9.4%

Tier 1 Capital to Average Assets	$49,667	8.4%	$51,601	8.9%
Regulatory Requirement	23,762	4.0%	23,111	4.0%
Excess	$25,905	4.4%	$28,490	4.9%

The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $621 and $603 during the three months ended March 31, 2004 and 2003, at a rate of $0.20 per share and $0.19 per share, respectively.

In March 2004, the Company announced its second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and will continue through December 31, 2005. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of March 31, 2004, the Company had repurchased 3,720 shares of stock under the plan, or 1.2% of the total authorized, at a total cost of $100 and an average price of $26.80. The Company records the repurchased shares as Treasury stock.

Off-Balance Sheet Arrangements

The Company is, from time to time, a party to certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that may be material to investors. "Off-balance sheet arrangements" include any transactions, agreements, or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company has:

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

At March 31, 2004 the Company had the following Off-balance Sheet Arrangements:

Stand-by Letters of Credit: The Bank guarantees the obligations or performance of certain customers by issuing standby letters of credit to third parties. These letters of credit are sometimes issued in support of third party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon management's credit evaluation of the customer. At March 31, 2004, commitments under existing standby letters of credit totaled $3,669, compared with the same amount at December 31, 2003 and $5,069 at March 31, 2003.

Other Off-Balance Sheet Arrangements: At March 31, 2004 the Company did not have any other "off-balance sheet arrangements" that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

The Company is also obligated to make payments on an operating lease for its office at one Cumberland Place in Bangor, Maine.

The following table summarizes the Company’s contractual obligations at March 31, 2004. Borrowings are stated at their contractual maturity due dates and do not reflect callable features, or amortizing principal features on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

	Total Amount of	Payments Due Per Period
Description	Obligations	<1 year	1-3 years	4-5 years	>5 years

Operating Leases	$ 24	$ 24	$ --	$ --	$ --
Long-Term Debt	175,226	42,800	21,983	57,137	53,306
Total	$175,250	$42,824	$21,983	$57,137	$53,306

In the normal course of its banking and financial services business, and in connection with providing products and services to its customers, the Company has entered into a variety of traditional third party contracts for support services. Examples of such contractual agreements would include services providing ATM, Visa Debit and Credit Card processing, trust services accounting support, check printing, and the leasing of T-1 telecommunication lines supporting the Company’s wide area technology network.

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

Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis using the same credit policies as it does for its balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Bank upon the issuance of commitment, is based on management's credit evaluation of the customer.

The following table summarizes the Bank's commitments to extend credit:

	March 31, 2004	December 31, 2003	March 31, 2003

Commitments to originate loans	$ 28,990	$26,993	$20,900
Unused lines of credit	68,194	68,018	56,237
Un-advanced portions of construction loans	3,190	3,863	4,026
Total	$100,374	$98,874	$81,163

Derivative Instruments / Counter-party Risk: As part of the Bank's overall asset liability/management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income, the net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements. These instruments are factored into the Bank's overall interest rate risk position. A policy statement, approved by the Board of Directors of the Bank, governs use of derivative instruments.

At March 31, 2004 the Bank had three outstanding derivative instruments, all interest rate swap agreements. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	4/26/04	$10,000	6.425%	Prime
Receive fixed rate, pay variable rate	9/01/07	$10,000	6.040%	Prime
Receive fixed rate, pay variable rate	1/24/09	$10,000	6.250%	Prime

The Bank is required to pay a counter-party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon interest rates of 6.425%, 6.040%, and 6.250%, respectively over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at March 31, 2004, based upon the then current Prime interest rate of 4.00%:

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years

Fixed payments due from counter-party	$4,500	$1,273	$2,458	$769
Variable payments due to counter-party based on prime rate	2,924	827	1,600	497
Net cash flow	$1,576	$ 446	$ 858	$272

The notional amounts of the agreements do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-party to the agreements, and regularly reviews the credit quality of the counter-party from which the instruments have been purchased.

These interest rate swap agreements were designated as cash flow hedges at December 31, 2003 and had total unrealized gains of $86. The fair value of these instruments, net of tax, was recorded as a component of accumulated other comprehensive income on the consolidated balance sheet. Changes in fair value were recorded as a component of other comprehensive income.

During the first quarter of 2004, the interest rate swap agreements were de-designated as cash flow hedges and prospectively changes in their fair value and current period net cash flows related to these agreements will be recorded in the consolidated statement of income and will be included as part of other operating income or expense. The unrealized gain on these interest rate swap agreements at December 31, 2003 of $86 will remain in other comprehensive income, net of tax, and will be accreted into interest income over the remaining terms of the respective swap agreements.

During the quarter ended March 31, 2004, the Company recorded other operating income of $328 representing the unrealized appreciation on these interest rate swap agreements as of March 31, 2004, and $167 representing the net positive cash flows during the quarter resulting from the agreements. The fair value of the interest rate swap agreements at March 31, 2004 was $414 and is included in other assets on the consolidated balance sheet.

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

The Bank uses a basic surplus/deficit model to measure its liquidity over 30- and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at a minimum of 5% of total assets. At March 31, 2004, liquidity, as measured by the basic surplus/deficit model, was 7.1% over the 30-day horizon and 7.6% over the 90-day horizon. Including its available lines from the FHLB, at March 31, 2004 the Bank’s basic surplus amounted to 7.9% over the 30-day horizon and 8.3% over the 90-day horizon. A portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens.

At March 31, 2004, the Bank had $29,493 in unused lines of credit, and net unencumbered qualifying collateral availability to support an increase of approximately $40,000 in its line of credit with the Federal Home Loan Bank. The Bank also had capacity to borrow funds on a serviced basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio and investment portfolio provide a source of contingent liquidity that could be accessed in a reasonable time period through sales. The Bank also has access to the national brokered deposit market.

The Bank maintains a liquidity contingency plan approved by the Bank’s Board of Directors. This plan addresses the steps that would be taken in the event of a liquidity crisis, and identifies other sources of liquidity available to the Company.

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

Other Events

BTI Financial Group Restructuring Plan: As previously disclosed in Part I, Item 1, page 8 and Part II, Item 7, page 23 of the Company’s 2003 Annual Report on Form 10-K, in the fourth quarter of 2003 the Company’s Board of Directors approved a re-structuring plan for it’s wholly owned financial services subsidiary, BTI Financial Group ("BTI"). The following actions were taken under the restructuring plan during the period covered by this report:

  In March 2004, Bar Harbor Trust Services Services ("Trust Services") became a wholly owned subsidiary of the Bank. Formerly, Trust Services was a second tier subsidiary of the Company.
  In January 2004 the Bank entered into a third-party brokerage arrangement with Infinex Investments, Inc. ("Infinex"). Infinex began offering third party brokerage services May 7, 2004 doing business as "Bar Harbor Financial Services." A transfer of customer account assets of Dirigo Investments, Inc. ("Dirigo") to Bar Harbor Financial Services occurred in May 2004.

Management currently anticipates the BTI restructuring plan will be completed, including the dissolution of both Dirigo and BTI, by the end of the second quarter of 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk do not arise in the normal course of the Company’s business activities.

Interest Rate Risk: Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the Bank's net interest income. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. Management's objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank's balance sheet. The objectives in managing the Bank's balance sheet are to preserve the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk.

The Bank's interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by the Asset/Liability Committee ("ALCO") and the Bank’s Board of Directors.

The Bank's Asset Liability Management Policy, approved annually by the Bank’s Board of Directors, establishes interest rate risk limits in terms of variability of net interest income under rising, flat, and decreasing rate scenarios. It is the role of ALCO to evaluate the overall risk profile and to determine actions to maintain and achieve a posture consistent with policy guidelines.

The Bank utilizes an interest rate risk model widely recognized in the financial industry to monitor and measure interest rate risk. The model simulates the behavior of interest income and expense of all balance sheet and off-balance sheet instruments, under different interest rate scenarios together with a dynamic future balance sheet. Interest rate risk is measured in terms of potential changes in net interest income based upon shifts in the yield curve.

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

  A flat interest rate scenario in which today's prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and re-pricing volumes consistent with this flat rate assumption.
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

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2003, over one and two year horizons and under different interest rate scenarios. In light of the Federal Funds rate of 1.00% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
MARCH 31, 2004

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Short Term Rates	+400 Basis Points Short Term Rates

Year 1
Net interest income change ($)	($161)	$ 401	$158	$537
Net interest income change (%)	(0.77%)	1.92%	0.75%	2.57%

Year 2
Net interest income change vs. year one base ($)	($1,402)	$1,101	$102	$1,220
Net interest income change vs. year 1 base (%)	(6.72%)	5.28%	0.49%	5.80%

The foregoing interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched in a variety of interest rate scenarios and is positively positioned for an upward interest rate environment over twelve and twenty-four month horizons. Accordingly, Management believes interest rate risk will not have a material adverse impact on future net interest income. Management also believes the balance sheet is well positioned for rising interest rates and an improving economy.

Assuming interest rates remain at or near their current levels and the Bank maintains a static balance sheet, Management believes the net interest margin will remain under pressure, as the Bank’s asset base continues to cycle into the current rate environment while most of the funding base has already reset to current interest rate levels. Management anticipates continued balance sheet growth will be needed to increase the Bank’s net interest income, should interest rates remain at current levels.

Assuming interest rates continue to decline further and the Bank maintains a static balance sheet, Management believes net interest income will remain relatively stable over a one-year horizon then begin to decline. The interest rate sensitivity simulation model suggests that, initially, funding cost reductions will be able to offset declining asset yields keeping net interest income in a narrow range. However, beyond one year, as funding costs reach their assumed floors, asset yields will continue to decline, resulting in lower levels of net interest income. Management believes continued balance sheet growth will be needed to maintain the Bank’s current level of net interest income, should interest rates continue to decline.

While the simulated interest rate decline over a two-year horizon would reduce net interest income by 6.72% in the second year, Management believes that a 100 basis point decline in interest rates, or a Federal Funds Targeted rate of 0.00%, represents a scenario that is not likely to occur. Further, a repositioning of the balance sheet to manage such a decline, would likely have an adverse impact on net interest income in a rising rate environment, a scenario Management believes is more likely to occur over the longer term.

In a rising rate environment with the Bank maintaining a static balance sheet, Management anticipates net interest income will begin increasing over the one-year horizon and continue to increase in year two and subsequent years. The interest rate sensitivity simulation model suggests that as interest rates rise asset extensions resulting from reduced bond calls and prepayments, combined with a high concentration of short term funding, will delay an expected benefit over the one-year horizon. However, over the two-year horizon assets yields will continue to reset at higher levels and margins will widen as funding costs begin to stabilize more quickly. Management believes rising interest rates will increase net interest income without continued balance sheet growth.

Managing the Bank’s interest rate risk sensitivity has been challenging during this period of historically low interest rates. During 2003 and the first quarter of 2004, the yield curve showed relatively sharp, downward, parallel shifts, and a high degree of volatility. As was anticipated by Management through use of the interest rate sensitivity model, the Bank’s net interest income was moderately impacted and this trend continued into the first quarter of 2004. Management believes that were it not for the growth in earning assets combined with strategies designed to adjust the posture of the balance sheet, first quarter 2004 net interest income would have posted a larger year-over-year decline.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment/refinancing levels deviating from those assumed; the impact of interest rate change caps or floors on adjustable rate assets; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; and other such variables. The sensitivity analysis does not reflect additional actions that ALCO might take in responding to or anticipating changes in interest rates.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Company management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of Management will have no material effect on the Company's consolidated financial statements. In view of the inherent difficulty of predicting such matters, however, there can be no assurance that the outcome of any such action will no have a material adverse effect on the Company’s consolidated results of operations in any future reporting period.

Item 2: Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities

The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in paragraph 240.10b-18(a)(3) under the securities and Exchange Act of 1934, of shares of Company common stock during the indicated periods

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – 31, 2004	725	$26.80	725	4,186 (1)
February 1 – 29, 2004	--	--	--	--
March 1, 2004 to March 31, 2004	3,720	$26.80	3,720	306,280 (2)
  725 shares traded on December 29, 2003 and settled on January 2, 2004 under the 1999 share repurchase program which expired on December 31, 2003.
  In February 2004, the Company’s Board of Directors approved a program to repurchase up to 10% of the Company’s outstanding shares of common stock, or approximately 310,000 shares. Purchases began March 4, 2004. This repurchase program is scheduled to terminate December 31, 2005, unless otherwise extended by the Company.
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

10

10.1 Infinex Investments third party brokerage agreement with the Bar Harbor Banking and Trust Company.

10.2 Supplemental Executive Retirement Plan adopted by the
Board of Directors on September 16,2003 and effective as of January 1, 2003, providing Joseph M. Murphy, President and
CEO of the Company, Gerald Shencavitz, the Company's Chief Financial Officer, and Dean S. Read, President of the Bank, with certain defined retirement benefits.

10.1 Filed herewith. 10.2 Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).
	10.3 Employment Contract for Joseph M. Murphy, Company President and CEO	10.3 Incorporated by reference to Form 10-K Item 15(a)(10.2), filed with the Commission May 27, 2003 (Commission File Number 001-13349).
	10.4 Amendment to Employment Agreement, Change in Control, Confidentiality and Noncompetition Agreement between the Company and Joseph M. Murphy, approved by the Company Board of Directors on November 7, 2003.	10.4 Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).
	10.5 Change in Control, Confidentiality, and Noncompetition Agreement between the Company and Gerald Shencavitz, approved by the Company Board of Directors on November 7, 2003.	10.5 Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).
	10.6 Change in Control, Confidentiality, and Noncompetition Agreement between the Bank and Dean Read, approved by the Bank Board of Directors on November 7, 2003.	10.6 Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

	10.7 Purchase and Assumption Agreement between Bar Harbor Banking and Trust Company and Androscoggin Savings Bank, dated October 24, 2003.	10.7 Incorporated by reference to Form 10-Q, Part II, Item 6 filled with the Commission November 13, 2003 (Commission File Number 001-13349).
	10.8 Incentive Stock Option Plan of 2000	10.8 Incorporated by reference to Form 10-K, Item 14(a)(3) filled with the Commission March 28, 2002 (Commission File Number 001-13349).
31.1	Rule 13a-14(a)/15d-14(a) Certifications Certification of Principal Executive Officer, dated May, 2003	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications Certification of Principal Financial Officer, dated May, 2003	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

99	Corporate Governance Charter	Filed herewith

(b) Reports on Form 8-K

Current reports on Form 8-K have been filed as follows:

Date Filed	Item Number	Description

1/20/04	5	Declaration of dividend payable March 15, 2004

2/2/04	12	Results of operations for the period ended 12/31/03

2/13/04	5	Consummation of the acquisition of the Rockland Bank Branch Acquisition from Androscoggin Savings Bank

2/27/04	5	Announcement regarding BTI Restructuring Plan

3/1/04	5	Announcement regarding implementation of new stock repurchase program

3/29/04	4	Change in Certifying Accountant

4/21/04	5	Declaration of dividend

4/30/04	4	Change in Certifying Accountant

5/3/04	12	Results of operations earnings release

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BAR HARBOR BANKSHARES

/s/ Joseph M. Murphy

Date: May 17, 2004	Joseph M. Murphy
Chief Executive Officer

/s/ Gerald Shencavitz

Date: May 17, 2004	Gerald Shencavitz
Chief Financial Officer