Form 10-Q
period 2004-06-30
BAR HARBOR BANKSHARES
filed 2004-08-16
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: June 30, 2004	Commission File No. 841105-D

BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine	01-0393663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 400
82 Main Street, Bar Harbor, ME	04609-0400
(Address of principal executive offices)	(Zip Code)

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

YES: (X)      NO: ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).

YES: ( )      NO: (X)

Number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 9, 2004
$2.00 Par Value	3,102,461

TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)	3

	Financial Statements:

	Consolidated Balance Sheets at June 30, 2004, and December 31, 2003	3

	Consolidated Statements of Income for the three and six-months ended June 30, 2004 and 2003	4

	Consolidated Statements of Comprehensive Income for the three and six-months ended June 30, 2004 and 2003	5

	Consolidated Statements of Changes in Shareholders' Equity for the six-months ended June 30, 2004 and 2003	6

	Consolidated Statements of Cash Flows for the six-months ended June 30, 2004 and 2003	7

	Notes to Consolidated Interim Financial Statements	8-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41-44

Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45-46

Item 5.	Other Information	46

Item 6.	Exhibits and Reports on Form 8-K	47-48

Signatures		49

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2004 AND DECEMBER 31, 2003
(Dollars in thousands, except per share data)
(unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$ 11,168	$ 14,199
Overnight interest bearing money market funds	1,602	270
Total cash and cash equivalents	12,770	14,469
Securities:
Available for sale, at fair value	169,012	124,422
Held to maturity (fair value $35,065 and $35,093 at June 30, 2004 and December 31, 2003, respectively)	34,950	33,965
Total securities	203,962	158,387
Investment in Federal Home Loan Bank stock	11,753	8,969
Loans	416,940	383,408
Allowance for loan losses	(4,931)	(5,278)
Loans, net of allowance for loan losses	412,009	378,130
Premises and equipment, net	12,181	11,410
Goodwill	3,158	300
Bank owned life insurance	5,591	5,488
Other assets	9,686	6,593
TOTAL ASSETS	$671,110	$583,746

Liabilities
Deposits
Demand deposits	$ 51,000	$ 49,880
NOW accounts	62,853	60,287
Savings deposits	132,304	109,309
Time deposits	130,331	119,604
Total deposits	376,488	339,080
Securities sold under repurchase agreements	11,111	15,925
Borrowings from Federal Home Loan Bank	225,540	170,506
Other liabilities	5,672	5,120
TOTAL LIABILITIES	618,811	530,631

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at June 30, 2004 and December 31, 2003	7,287	7,287
Surplus	4,002	4,002
Retained earnings	49,605	48,746
Accumulated other comprehensive income (loss):
Unrealized (depreciation) appreciation on securities available for sale and derivative instruments, net of taxes of ($601) and $264 at June 30, 2004 and December 31, 2003, respectively	(1,167)	514
Less: cost of 539,789 shares and 540,193 shares of treasury stock at June 30, 2004 and December 31, 2003, respectively	(7,428)	(7,434)

TOTAL SHAREHOLDERS' EQUITY	52,299	53,115

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$671,110	$583,746

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands, except per share data)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Interest and dividend income:
Interest and fees on loans	$5,755	$5,912	$11,442	$11,685
Interest and dividends on securities and federal funds	1,909	1,784	3,745	3,718
Total interest and dividend income	7,664	7,696	15,187	15,403

Interest expense:
Deposits	1,073	1,134	2,071	2,305
Short-term borrowings	230	127	386	312
Long-term borrowings	1,537	1,576	3,091	3,061
Total interest expense	2,840	2,837	5,548	5,678

Net interest income	4,824	4,859	9,639	9,725
Provision for loan losses	30	150	120	300
Net interest income after provision for loan losses	4,794	4,709	9,519	9,425

Noninterest income:
Trust and other financial services	507	629	990	1,203
Service charges on deposit accounts	390	387	754	717
Other service charges, commissions and fees	59	47	115	99
Credit card service charges and fees	346	344	524	500
Net securities gains	--	203	193	765
Net loss on interest rate swap agreements	(598)	--	(103)	--
Other operating income	107	93	179	154
Total noninterest income	811	1,703	2,652	3,438

Noninterest expenses:
Salaries and employee benefits	2,092	2,367	4,526	4,825
Occupancy expense	316	279	604	595
Furniture and equipment expense	407	374	828	700
Credit card expenses	238	210	363	330
Other operating expense	1,567	1,218	2,896	2,650
Total noninterest expenses	4,620	4,448	9,217	9,100

Income before income taxes	985	1,964	2,954	3,763
Income taxes	182	552	715	1,047

Net income	$ 803	$1,412	$ 2,239	$ 2,716

NET INCOME PER SHARE
Basic	$ 0.26	$ 0.44	$ 0.72	$ 0.86
Diluted	$ 0.25	$ 0.43	$ 0.70	$ 0.84

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2004	2003

Net income	$ 803	$1,412
Unrealized (depreciation) appreciation on securities available for sale, net of reclassification adjustment, net of tax of $949 and $79 at June 30, 2004 and 2003, respectively	(1,843)	153
Net unrealized appreciation on interest rate swap agreements marked-to-market, net of tax of $68	--	132
Accretion of unrealized appreciation related to interest rate swap agreements de-designated in 2004, net of tax of $7	(14)	--
Total other comprehensive (loss) income	(1,857)	285
Total comprehensive (loss) income	$(1,054)	$1,697

	Six Months Ended June 30,
	2004	2003

Net income	$ 2,239	$ 2,716
Unrealized depreciation on securities available for sale, net of reclassification adjustment, net of tax of $838 and $306 at June 30, 2004 and 2003, respectively	(1,628)	(594)
Net unrealized appreciation on interest rate swap agreements marked-to-market, net of tax of $86	--	166
Accretion of unrealized depreciation related to interest rate swap agreements de-designated in 2004, net of tax of $27	(53)	--
Total other comprehensive loss	(1,681)	(428)
Total comprehensive income	$ 558	$ 2,288

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2002	$7,287	$4,002	$45,994	$ 2,347	$(5,794)	$53,836
Net income	--	--	2,716	--	--	2,716
Total other comprehensive loss	--	--	--	(428)	--	(428)
Cash dividends declared ($0.38 per share)	--	--	(1,200)	--	--	(1,200)
Purchase of treasury stock (48,200 shares)	--	--	--	--	(949)	(949)
Stock options exercised (5,375 shares)	--	--	(28)	--	112	84
Balance June 30, 2003	$7,287	$4,002	$47,482	$ 1,919	$(6,631)	$54,059

Balance December 31, 2003	$7,287	$4,002	$48,746	$ 514	$(7,434)	$53,115
Net income	--	--	2,239	--	--	2,239
Total other comprehensive loss	--	--	--	(1,681)	--	(1,681)
Cash dividends declared ($0.40 per share)	--	--	(1,240)	--	--	(1,240)
Purchase of treasury stock (14,010 shares)	--	--	--	--	(368)	(368)
Stock options exercised (14,414 shares)	--	--	(140)	--	374	234
Balance June 30, 2004	$7,287	$4,002	$49,605	$(1,167)	$(7,428)	$52,299

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$ 2,239	$ 2,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	589	560
Provision for loan losses	120	300
Net realized gains on sale of securities available for sale	(177)	(765)
Net realized gains on sale of securities held to maturity	(16)	--
Net loss on interest rate swap agreements	399	--
Net amortization of bond premiums	505	95
Income on bank owned life insurance	(103)	(18)
Net change in other assets	(2,316)	(668)
Net change in other liabilities	552	1,270
Net cash provided by operating activities	1,792	3,490

Cash flows from investing activities:
Net payment for branch acquisition	4,528	--
Proceeds from maturity and principal pay downs of securities held to maturity	394	349
Purchases of securities available for sale	(94,652)	(61,453)
Purchases of securities held to maturity	(1,688)	--
Proceeds from maturities, calls and principal pay downs of securities available for sale	29,166	46,786
Proceeds from sale of securities held to maturity	491	--
Proceeds from sale of securities available for sale	17,936	32,207
Net increase in Federal Home Loan Bank stock	(2,784)	(1,041)
Net loans made to customers	(21,656)	(19,699)
Capital expenditures	(380)	(594)
Net cash used in investing activities	(68,645)	(3,445)

Cash flows from financing activities:
Net increase (decrease) in deposits	16,308	(4,937)
Net decrease in securities sold under repurchase agreements	(4,814)	(2,835)
Proceeds from Federal Home Loan Bank advances	62,900	23,000
Repayment of Federal Home Loan Bank advances	(7,866)	(14,812)
Purchases of treasury stock	(368)	(949)
Proceeds from exercise of stock options	234	84
Payments of dividends	(1,240)	(1,200)
Net cash provided by (used in) financing activities	65,154	(1,649)

Net decrease in cash and cash equivalents	(1,699)	(1,604)
Cash and cash equivalents at beginning of period	14,469	12,867
Cash and cash equivalents at end of period	$ 12,770	$ 11,263

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 5,542	$ 5,317
Income taxes, net of refunds	610	292

Non-cash transactions:
Net unrealized depreciation on securities available for sale, net of tax	(1,628)	(594)

Net unrealized appreciation on interest rate swap agreements marked to market, net of tax of $86	--	166
Accretion of unrealized appreciation related to interest rate swap agreements de-designated in 2004, net of tax of $27	(53)	--

Acquired in branch purchase:
Carrying value of loans	$ 12,343	$ --
Carrying value of premises and equipment	980	--
Carrying value of core deposit intangible	391	--
Carrying value of deposits	(21,100)	--
Excess of fair value of assets over liabilities (goodwill)	2,858	--
Net payment for branch acquisition	$ (4,528)	$ --

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

 BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2004
(Dollars in thousands, except per share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform with current period presentation. The net income reported for the six-months ended June 30, 2004 is not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim periods.

The consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2003, and notes thereto.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, income tax estimates, and interest income recognition on loans, and the valuation of intangible assets.

Management believes the allowance for loan losses is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of loss in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions, collateral values, the performance of individual loans in relation to contract terms, and estimated fair values of properties to be foreclosed. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of Allowance for Loan Losses and Provision in Part I, Item 2 of this report on Form 10-Q for a detailed description of management’s estimation process and methodology related to the reserve for loan losses.

The Company estimates its income taxes for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2004 and December 31, 2003, there was no valuation allowance for deferred tax assets, which are included in other assets and amounted to $1,908 and $700, respectively.

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

In connection with acquisitions, the Company generally records as assets on its financial statements both goodwill and identifiable intangible assets such as core deposit intangibles. The Company evaluates whether the carrying value of its goodwill has become impaired, in which case the value is reduced through a charge to its earnings. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by the Company to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors. Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, would adversely affect the Company’s results of operations.

Note 3: Goodwill and Other Intangible Assets

A summary of goodwill, by subsidiary, capitalized on the Company’s consolidated balance sheet follows:

	January 1, 2003	Goodwill Acquired	June 30, 2003
(in thousands)
Dirigo Investments Inc.	$375	$ --	$ 375
Total	$375	$ --	$ 375

	January 1, 2004	Goodwill Acquired	June 30, 2004
(in thousands)
Bar Harbor Bank & Trust	$ --	$2,858	$2,858
Dirigo Investments Inc.	300	--	300
Total	$300	$2,858	$3,158

During the first quarter of 2004, the Company acquired $2,858 in goodwill in connection with the acquisition of a branch in Rockland, Maine by its wholly owned subsidiary, Bar Harbor Bank & Trust (the "Bank").

The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Bank’s acquisition of the Rockland branch. The core deposit intangible asset is being amortized over an estimated useful life of six years, and is included in other assets on the June 30, 2004 consolidated balance sheet. There was no such intangible asset at December 31, 2003.

A summary of the core deposit intangible asset follows as of June 30, 2004:

(in thousands)
Core deposit intangibles:
Gross carrying amount	$391
Less: accumulated amortization	22
Net carrying amount	$369

Amortization expense on the core deposit intangible asset is expected to total $34 for the remainder of 2004, $67 for each year 2005 thru 2009.

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Computation of Net Income Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,103,108	3,183,070	3,103,614	3,159,788
Effect of dilutive stock options	108,096	65,048	112,156	55,879
Diluted	3,211,204	3,248,118	3,215,770	3,215,667

NET INCOME PER SHARE:
Basic	$ 0.26	$ 0.44	$ 0.72	$ 0.86
Diluted	$ 0.25	$ 0.43	$ 0.70	$ 0.84

Note 5: Stock Based Compensation

The Company has a stock-based compensation plan that is described more fully in Notes 1 and 16 to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost has been reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date.

Had compensation costs for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except for per-share data):

		Earnings Per Share
Three Months Ended June 30, 2004:	Net Income	Basic	Diluted

As reported	$803	$0.26	$0.25
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	247	0.08	0.08
Pro forma	$556	$0.18	$0.17

		Earnings Per Share
Three Months Ended June 30, 2003:	Net Income	Basic	Diluted

As reported	$1,412	$0.44	$0.43
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	186	0.06	0.06
Pro forma	$1,226	$0.38	$0.37

		Earnings Per Share
Six Months Ended June 30, 2004:	Net Income	Basic	Diluted

As reported	$2,239	$0.72	$0.70
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	239	0.08	0.07
Pro forma	$2,000	$0.64	$0.63

		Earnings Per Share
Six Months Ended June 30, 2003:	Net Income	Basic	Diluted

As reported	$2,716	$0.86	$0.84
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	157	0.05	0.05
Pro forma	$2,559	$0.81	$0.79

Note 6: Employee Benefits

The following tables provide the net periodic benefit costs for the three and six months ended June 30, 2004 and 2003:

	Health Care and Life Insurance Benefits		Supplemental Executive Retirement Plans

Three Months Ended	2004	2003	2004	2003

Service Cost	$ --	$ --	$ 70	$ 60
Interest Cost	20	21	38	34
Amortization of Net Loss	(6)	(6)	--	--
Net Periodic Benefit Cost	$14	$15	$108	$ 94

Six Months Ended

Service Cost	$ --	$ --	$140	$119
Interest Cost	40	42	77	68
Amortization of Net Loss	(12)	(12)	--	--
Net Periodic Benefit Cost	$28	$30	$217	$187

The Company is expected to contribute $454 to the foregoing plans in 2004. As of June 30, 2004, the Company had contributed $234 to the plans.

Note 7: Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit.

Exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for commitments to make loans, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items, such as loans. At June 30, 2004 and December 31, 2003, commitments to extend credit and unused lines of credit totaled $110,627 and $98,874, respectively. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, these amounts do not necessarily represent future cash commitments. Collateral obtained upon funding of the commitment is determined on a case-by-case basis using management’s credit evaluation of the borrower.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt or obligations. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet instruments. Typically, these standby letters of credit have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $1,657 at June 30, 2004 and $5,050 at December 31, 2003. As of June 30, 2004, the fair value of the standby letters of credit was not material to the Company’s consolidated financial statements.

Note 8: Financial Derivative Instruments

At June 30, 2004 the Company had two outstanding derivative instruments with notional principal amounts totaling $20 million, both of which were interest rate swap agreements. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	10,000	6.04%	Prime
Receive fixed rate, pay variable rate	01/24/09	10,000	6.25%	Prime

The Company is required to pay a counter-party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively over the term of each agreement.

Financial instruments are reviewed as part of the asset/liability management process and are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counter-party from which the interest rate swap agreements have been purchased. The notional amounts of the agreements do not represent exposure to credit loss. The Company is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements.

These interest rate swap agreements were designated as cash flow hedges at December 31, 2003 and had total unrealized gains of $86. The fair value of these instruments, net of tax, was recorded as a component of accumulated other comprehensive income on the consolidated balance sheet. Changes in fair value were recorded as a component of other comprehensive income.

During the first quarter of 2004, these interest rate swap agreements were de-designated as cash flow hedges and, prospectively from the time of de-designation, changes in their fair value and current period net cash flows related to these agreements are recorded in the consolidated statement of income and included as part of noninterest income. The unrealized gain on these interest rate swap agreements at December 31, 2003 of $86 remained in other comprehensive income, net of tax, and is being accreted into interest income over the remaining terms of the respective swap agreements.

During the quarter ended June 30, 2004, the Company recorded a loss of $727 related to the unrealized depreciation of these interest rate swap agreements and $129 in income related to the net cash flows during the quarter resulting from the agreements. As of June 30, 2004, net unrealized loss on the agreements stood at $399. For the six months ended June 30, 2004, the income related to the net cash flows amounted to $296.

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

As more fully described in Part I, Item 1 of the Company’s Annual Report on Form 10-K, and Part I, Item 2, Other Events of the Company’s March 31, 2004 Form 10-Q, in December 2003 the Company’s Board of Directors approved a restructuring plan for its wholly owned subsidiary, BTI Financial Group ("BTI"). The restructuring plan simplified and aligned BTI’s brand names and operating model with the Bank. During the first quarter of 2004 the principal elements of the plan were completed, with the results of all operations now viewed as a single strategic unit by the chief operating decision maker.

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

Note 10: Recently Issued Accounting Pronouncements

In July 2004, the Financial Accounting Standards Board ("FASB") issued guidance regarding SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:  Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans", in which the FASB indicated the first-payments-received technique for identifying the hedged forecasted transactions (that is, the hedged interest payments) can be used in a cash flow hedge of the variable prime-rate-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of pre-payable interes-bearing loans (or other interest-bearing financial assets), provided all other conditions for a cash flow hedge have been met.   Entities that choose to use the first-payments-received technique are still required by SFAS 133 (as amended) to assess the effectiveness of the cash flow hedging relationship and to recognize ineffectiveness in earnings attributable to overhedges.   The effective date of the guidance for each reporting entity is the first day of the first fiscal quarter beginning after August 9, 2004.  Early application of the guidance covering this Implementation Issue is permitted.  Implementation of this guidance could have a significant impact on the Company's consolidated financial statements or results of operations when adopted.

In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2. The FSP supersedes FSP No. 106-1, which was issued to address the accounting impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act includes a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 applies only to sponsors of single-employer plans for which (1) the employer concludes that prescription drug benefits under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy, and (2) the expected amount of the subsidy will offset or reduce the employer-sponsor's share of the plan's prescription drug coverage. The FSP provides accounting guidance and required disclosures. For public companies, the FSP is effective for the first interim or annual period beginning after June 15, 2004. The effects of the Act on the accumulated projected benefit obligation or net periodic postretirement benefit cost are not reflected in the Financial Statements or accompanying notes. FSP No. 106-2 is not expected to have a material effect on the Company's consolidated financial statements or results of operations.

Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue C13, "When a loan Commitment Is Included in the Scope of Statement 133", requires commitments to originate mortgage loans that will be held for sale upon origination to be accounted for as derivatives, but does not provide guidance on how the fair value of those commitments should be measured. In a December 2003 speech, the SEC staff indicated it believes loan commitments are written options and therefore should never result in the recognition of an asset under SFAS No. 133. Rather, the staff indicated lenders should initially recognize a liability for loan commitments, with the offsetting debit recognized as a derivative loss to the extent a premium is not received from the potential borrower. The staff indicated it would not object to a registrants recognizing loan commitments as assets provided it discontinues that practice for commitments entered into in the first reporting period beginning after March 15, 2004 and provided assets recorded on loan commitments entered into prior to that date are reversed when the related loan closes or the commitment expires. The guidance did not have a significant impact on the Company’s consolidated financial statements or results of operations.

At its March 2004 meeting, the Emerging Issues Task Force ("EITF") ratified the consensus reached with regard to Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance regarding the meaning of other-than-temporary impairment and its application to investments accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The consensus also requires certain quantitative and qualitative disclosures relating to investments with unrealized losses that have not been recognized as other-than-temporary impairments.

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

Use of Non-GAAP Financial Measures: Certain information is discussed on a fully taxable equivalent basis. Specifically, included in second quarter 2004 and 2003 net interest income was $419 and $404, respectively, of tax-exempt interest income from certain investment securities and loans. For the six-months ended June 30, 2004 and 2003, the amount of tax-exempt income included in net interest income was $782 and $802, respectively. An amount equal to the tax benefit derived from this tax-exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax-equivalent adjustments of $184 and $173 in the second quarter of 2004 and 2003 respectively, and $338 and $343 in tax-equivalent adjustments for the six-months ended June 30, 2004 and 2003, respectively. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition are based on the Consolidated Financial Statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management evaluates its estimates, including those related to the allowance for loan losses, on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2003 report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported. Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the consolidated financial statements:

Allowance for Loan Losses - Management believes the allowance for loan losses ("allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of loss in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income and when a greater amount of provisions for loan losses is necessary the result is lower net income. Refer to Part I, Item 2, Allowance for Loan Losses and Provision in this Report on Form 10-Q, for further discussion and analysis concerning the allowance.

Income Taxes – The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2004 and December 31, 2003, there was no valuation allowance for deferred tax assets, which are included in other assets and amounted to $1,908 and $700, respectively.

Interest Income Recognition on Loans - Interest income on loans is included in income as earned based upon the unpaid principal balance of the loan. The Company’s policy is to discontinue the accrual of interest, and to reverse any uncollected interest recorded on loans, when scheduled payments become contractually past due in excess of 90 days or, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful.

Goodwill and Other Intangible Assets - The valuation technique used by the Company to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors.  Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, would adversely affect the Company's results of operations.  Refer to Note 2 of the consolidated financial statements in Part I, Item 1 of this Form 10-Q for further details of the Company’s accounting policies and estimates covering goodwill and other intangible assets.

RESULTS OF OPERATIONS

Overview

The Company reported consolidated net income of $803 or fully diluted earnings per share of 25 cents for the three-months ended June 30, 2004, compared with $1,412 or fully diluted earnings per share of 43 cents for the same quarter in 2003, representing decreases of $609 and 18 cents, or 43.1% and 41.9%, respectively. The annualized return on average assets ("ROA") and average shareholders’ equity ("ROE") amounted to 0.50% and 5.78%, respectively, compared with 1.03% and 10.57% for the same quarter in 2003.

For the six-months ended June 30, 2004, consolidated net income amounted to $2,239 or fully diluted earnings per share of 70 cents, compared with $2,716 or fully diluted earnings per share of 84 cents for the same period in 2003, representing decreases of $477 and 14 cents, or 17.6% and 16.7%, respectively. The ROA and ROE amounted to 0.72% and 7.45% respectively, compared with 1.00% and 10.20% for the first six-months of 2003.

A variety of factors impacted the Company’s second quarter and year-to-date results of operations, including a mark-to-market adjustment of $727 in the second quarter  and $399 for the first six-months of 2004, representing unrealized depreciation on interest rate swap agreements; a year-to-date decline of $572 in net gains on the sale of investment securities; and the impact of continued low interest rates on net interest income. In addition, second quarter and year-to-date results include a variety of atypical expenses including: costs related to the Company’s recently announced corporate re-branding and market research initiatives amounting to $200; "other-than-temporary" impairment write-downs of certain non-marketable equity investments amounting to $174; the recording of a $160 loss allowance associated with certain trust activities; and $120 in costs associated with the Bank’s previously announced completion of a branch office acquisition in the community of Rockland, Maine.

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

For the quarter ended June 30, 2004, net interest income on a fully tax equivalent basis amounted to $5,008, compared with $5,032 during the second quarter of 2003, representing a decrease of $24, or 0.5%. For the six months ended June 30, 2004, net interest income on a fully tax-equivalent basis amounted to $9,977, compared with $10,068 during the same period in 2003, representing a decrease of $91, or 0.9%.

The decline in net interest income was principally attributed to declines in the net interest margin, as total average earning assets for the six months ended June 30, 2004 increased $75,503 or 14.6%, compared with the same period in 2003. For the three and six months ended June 30, 2004, the net interest margin amounted to 3.28% and 3.39% respectively, compared with 3.88% and 3.93% during the same periods in 2003, representing declines of 60 and 54 basis points, respectively.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the succeeding discussion and analysis.

Net Interest Income Analysis: The following tables set forth an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and six-months ended June 30, 2004, and 2003, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
June 30, 2004 AND 2003

	2004 Average Balance	2004 Interest	2004 Average Rate	2003 Average Balance	2003 Interest	2003 Average Rate
Interest Earning Assets:
Loans (1,3)	$411,454	$5,763	5.63%	$362,900	$5,924	6.55%
Taxable investment securities	155,250	1,434	3.71%	116,208	1,327	4.58%
Non-taxable investment securities (3)	33,415	574	6.91%	30,361	537	7.09%
Total Investments	188,665	2,008	4.28%	146,569	1,864	5.10%
Investment in Federal Home Loan Bank Stock	10,597	65	2.47%	8,770	69	3.16%
Fed Funds sold, money market funds, and time deposits with other banks	3,777	12	1.28%	2,424	12	1.99%

Total Earning Assets	614,493	7,848	5.14%	520,663	7,869	6.06%

Non Interest Earning Assets:
Cash and due from banks	9,000			8,334
Allowance for loan losses	(5,196)			(5,261)
Other Assets (2)	32,448			25,478
Total Assets	$650,745			$549,214

Interest Bearing Liabilities:
Deposits	$327,335	$1,073	1.32%	$272,015	$1,134	1.67%
Securities sold under repurchase agreements	12,242	35	1.15%	11,634	42	1.45%
Other borrowings	204,458	1,732	3.41%	166,811	1,661	3.99%
Total Borrowings	216,700	1,767	3.28%	178,445	1,703	3.83%
Total Interest Bearing Liabilities	544,035	2,840	2.10%	450,460	2,837	2.53%
Rate Spread			3.04%			3.54%

Non Interest Bearing Liabilities:
Demand Deposits	44,729			39,822
Other Liabilities	6,106			5,368
Total Liabilities	594,870			495,650
Shareholders' Equity	55,875			53,564
Total Liabilities and Shareholders' Equity	$650,745			$549,214
Net Interest Income and Net Interest Margin (3)		5,008	3.28%		5,032	3.88%
Less: Tax Equivalent Adjustment		(184)			(173)
Net Interest Income		$4,824	3.16%		$4,859	3.74%
  For purposes of these computations, non-accrual loans are included in average loans.
  For purposes of these computations, investment securities and available for sale securities are at amortized cost and net unrealized gains (losses) on available-for-sale securities are recorded in other assets.
  For purposes of these computations, reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
SIX MONTHS ENDED
June 30, 2004 AND 2003

	2004 Average Balance	2004 Interest	2004 Average Rate	2003 Average Balance	2003 Interest	2003 Average Rate
Interest Earning Assets:
Loans (1,3)	$402,402	$11,459	5.73%	$356,626	$ 11,706	6.62%
Taxable investment securities	142,960	2,863	4.03%	118,252	2,803	4.78%
Non-taxable investment securities (3)	33,317	1,060	6.40%	30,301	1,072	7.13%
Total Investments	176,277	3,923	4.48%	148,553	3,875	5.26%
Investment in Federal Home Loan Bank Stock	10,023	116	2.33%	8,427	134	3.21%
Fed Funds sold, money market funds, and time
deposits with other banks	3,357	27	1.62%	2,950	31	2.12%

Total Earning Assets	592,059	15,525	5.27%	516,556	15,746	6.15%

Non Interest Earning Assets:
Cash and due from banks	8,607			7,808
Allowance for loan losses	(5,231)			(5,171)
Other Assets (2)	30,595			25,996
Total Assets	$626,030			$545,189

Interest Bearing Liabilities:
Deposits	$314,215	$ 2,071	1.33%	$271,901	$ 2,305	1.71%
Securities sold under repurchase agreements	14,022	79	1.13%	12,373	93	1.52%
Other borrowings	191,444	3,398	3.57%	161,847	3,280	4.09%
Total Borrowings	205,466	3,477	3.40%	174,220	3,373	3.90%
Total Interest Bearing Liabilities	519,681	5,548	2.15%	446,121	5,678	2.57%
Rate Spread			3.13%			3.58%

Non Interest Bearing Liabilities:
Demand Deposits	44,802			40,230
Other Liabilities	1,088			5,155
Total Liabilities	565,571			491,506
Shareholders' Equity	60,459			53,683
Total Liabilities and Shareholders' Equity	$626,030			$545,189
Net Interest Income and Net Interest Margin (3)		9,977	3.39%		10,068	3.93%
Less: Tax Equivalent Adjustment		(338)			(343)
Net Interest Income		$ 9,639	3.27%		$ 9,725	3.80%

1.  For purposes of these computations, non-accrual loans are included in average loans.
2.  For purposes of these computations, investment securities and available for sale securities are at amortized cost and net unrealized gains (losses) on available-for-sale securities are recorded in other assets.
3.  For purposes of these computations, reported on a tax equivalent basis.

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

During the three and six-months ended June 30, 2004, the Bank continued to experience considerable margin erosion in the low interest rate environment. The net interest margin amounted to 3.28% during the second quarter of 2004, representing a decline of 27 basis points compared with the prior quarter, and a decline of 60 basis points compared with the second quarter of 2003. For the six months ended June 30, 2004 the net interest margin amounted to 3.39%, representing a decline of 54 basis points compared with the same period in 2003.

The prolonged, historically low interest rate environment has caused sharp yield declines on the Bank’s variable rate earning assets and accelerated prepayment speeds on fixed rate earning assets. Driven by record loan refinancing activity and accelerated cash flows from the investment securities portfolio, from the second quarter of 2003 through the period covered by this report, the decline in the average yield on interest earning assets exceeded the decline in the rate paid on interest bearing liabilities by 46 basis points. Over the past twelve months, the Bank’s earning asset base continued to cycle into the current rate environment while most of the funding base had already reset to current interest rate levels or reached their assumed floors.

The Bank’s strategy of maintaining an asset sensitive balance sheet has contributed to the net interest margin decline over the past year, as interest rates declined to forty-five year lows. While an asset sensitive balance sheet pressures the net interest margin and net interest income in an extended flat or declining interest rate environment, it typically strengthens it in a rising rate environment, a scenario management anticipates is more likely to occur. The Bank has been deliberate in its efforts to manage the interest rate risk associated with the addition of fixed rate earning assets to the balance sheet during a period of historically low interest rates. Management believes that maintaining an asset sensitive balance sheet is important to the Company’s long-term success and such posture better positions it for rising interest rates and an improving economy. The Bank’s interest rate sensitivity position is more fully described in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the quarter ended June 30, 2004, total interest income, on a fully tax equivalent basis, amounted to $7,848 compared with $7,869 for the same quarter in 2003, representing a decline of $21, or 0.3%. For the six months ended June 30, 2004 total interest income, on a fully tax equivalent basis amounted to $15,525 compared with $15,746 during the same period in 2003, representing a decline of $221, or 1.4%.

The declines in interest income were principally attributed to 92 and 88 basis point decreases in the yield on average earning assets when comparing the three and six-month periods ended June 30, 2004 with the same periods in 2003. Offsetting most but not all of the impact of declining yields, was strong earning asset growth between periods.

The June 2003 decline in the Fed Funds targeted rate to 1.00% resulted in lower yields on variable rate earning assets between reporting periods. In addition, sharp declines in the U.S Treasury yield curve stimulated an acceleration of prepayment speeds on the Bank’s higher yielding fixed rate earning assets; namely, loans and investment securities. These earning assets were principally replaced at prevailing low market yields. During the three-months ended June 30, 2004 the prepayment speeds on the Bank’s fixed rate earning assets slowed, as yields on the 10-year U.S. Treasury note climbed to a two-year high.

The decline in total interest income attributed to lower yields was largely offset by growth in average earning assets, which increased $93,830 and $75,503, or 18.0% and 14.6%, when comparing the three and six month periods ended June 30, 2004 with the same periods in 2003, respectively. As depicted on the succeeding rate / volume analysis tables, the volume of interest earning assets added to the balance sheet since the second quarter of 2003 contributed $4,721 to second quarter 2004 interest income, offset by a reduction of $4,742 due to the impact of lower yields and interest rates. For the six-months ended June 30, 2004, the volume of interest earning assets contributed $4,308 to interest income, offset by a reduction of $4,529 due to the impact of lower yields and interest rates.

Interest Expense - Total interest expense for the quarter ended June 30, 2004 amounted to $2,840 compared with $2,837 for the same quarter in 2003, representing an increase of $3, or 0.1%. For the six months ended June 30, 2004, total interest expense amounted to $5,548 compared with $5,678 for the same period in 2003, representing a decline of $130, or 2.3%.

The decrease in interest expense was principally attributed to a 42 basis point decline in the average cost of interest bearing liabilities between periods, from 2.57% during the first six-months of 2003 to 2.15% for the same period in 2004. The decline in the cost of interest bearing funds was principally attributed to the historically low interest rate environment, prompting management to reduce rates on non-maturity deposits while maturing time deposits were being replaced at prevailing lower rates. The total average cost of interest bearing deposits amounted to 1.33% during the six-months ended June 30, 2004, compared with 1.71% during the same period in 2003, representing a decline of 38 basis points.

The cost of borrowings amounted to 3.28% in the current quarter, compared with 3.83% in the second quarter of 2003, representing a decline of 55 basis points. The decline was principally attributed to the replacement of maturing borrowed funds at prevailing low interest rates.

Consistent with the Bank’s asset and liability management strategies, a portion of the Bank’s borrowings have longer maturities than the funding provided by traditional deposits in order to preserve the sensitivity of net interest income in a rising interest rate environment. While the use of longer maturity borrowings to fund earning assets naturally results in less net interest income, they more closely match the maturities of fixed rate earning assets being added to the balance sheet, and lessen the exposure to interest rate risk.

The decline in total interest expense resulting from lower interest rates was largely offset by increases in interest bearing liabilities of $93,575 and $73,560, or 20.8% and 16.5%, when comparing the three and six month periods ended June 30, 2004, respectively. As depicted on the rate / volume analysis tables below, the volume of interest bearing liabilities contributed $2,155 to second quarter 2004 interest expense, offset by a reduction of $2,152 due to lower interest rates. For the six months ended June 30, 2004, the impact of lower interest rates reduced interest expense by $1,976, offset by an increase of $1,846 due to the volume of interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED JUNE 31, 2004 VERSUS JUNE 30, 2003
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$3,168	$(3,329)	$(161)
Taxable investment securities	1,356	(1,249)	107
Non-taxable investment securities (2)	119	(82)	37
Investment in Federal Home Loan Bank stock	57	(61)	(4)
Fed Funds sold, money market funds, and time deposits with other banks	21	(21)	--

TOTAL EARNING ASSETS	$4,721	$(4,742)	$(21)

Interest bearing deposits	913	(974)	(61)
Securities sold under repurchase agreements	13	(20)	(7)
Other borrowings	1,229	(1,158)	71
TOTAL INTEREST BEARING LIABILITIES	$2,155	$(2,152)	$ 3

NET CHANGE IN NET INTEREST INCOME	$2,566	$(2,590)	$ (24)

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) Reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
SIX MONTHS ENDED JUNE 31, 2004 VERSUS JUNE 30, 2003
INCREASES (DECREASES) DUE TO:

	Average	Average	Net
	Volume	Rate	Interest Income

Loans (1,2)	$2,984	$(3,231)	(247)
Taxable investment securities	1,049	(989)	60
Non-taxable investment securities (2)	213	(225)	(12)
Investment in Federal Home Loan Bank stock	53	(71)	(18)
Fed Funds sold, money market funds, and time
deposits with other banks	9	(13)	(4)

TOTAL EARNING ASSETS	$4,308	$(4,529)	$(221)

Interest bearing deposits	759	(993)	(234)
Securities sold under repurchase agreements	28	(42)	(14)
Other borrowings	1,059	(941)	118
TOTAL INTEREST BEARING LIABILITIES	$1,846	$(1,976)	$(130)

NET CHANGE IN NET INTEREST INCOME	$2,462	$(2,553)	$(91)

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) Reported on a tax-equivalent basis.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. For the quarter ended June 30, 2004, total non-interest income amounted to $811 compared with $1,703 for the same quarter in 2003, representing a decrease of $892, or 52.4%. For the six months ended June 30, 2004, total non-interest income amounted to $2,652 compared with $3,438 during the same period in 2003, representing a decline of $786, or 22.9%.

Net Gains on the Sale of Securities: During the second quarter of 2004, yields on the five and ten-year U.S. Treasury notes climbed to two year highs, reducing the unrealized gains in the Bank’s available for sale securities portfolio. During the three-months ended June 30, 2004 there were no net gains on the sale of securities recorded, compared with $203 during the second quarter of 2003. For the six-months ended June 30, 2004, net gains on the sale of securities amounted to $193 compared with $765 during the same period in 2003, representing a decline of $572, or 74.8%. The interest rate environment during the first six-months of 2004 and characteristics of the Bank’s securities portfolio did not present as much opportunity or need for securities repositioning transactions, as was the case during the first six-months of 2003.

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

Net Loss on Interest Rate Swap Agreements: During the three-months ended June 30, 2004, the Bank recorded a net loss on interest rate swap agreements amounting to $598. For the six-months ended June 30, 2004, the net loss amounted to $103. No such income or loss was recorded during the same periods in 2003.

As more fully enumerated in Part I, Note 8 of the consolidated interim financial statements of this report, in 2004 the Company de-designated its interest rate swap agreements as cash flow hedges. In prior reporting periods, changes in the fair value of the interest rate swap agreements were recorded on the consolidated balance sheet in other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties were recorded as interest income. Prospectively, from the time of their de-designation, changes in their fair value and current period net cash flows are being recorded in non-interest income. This change may create potential earnings volatility over the remaining life of the agreements, consistent with volatility in the U.S. Treasury curve.

For the quarter ended June 30, 2004, the Company recorded in non-interest income unrealized depreciation of $727 representing a mark-to-market adjustment for interest rate swap agreements, compared with an unrealized gain of $328 recorded in the prior quarter. For the six-months ended June 30, 2004 the total unrealized loss on interest rate swap agreements amounted to $399. The size of the second quarter mark-to-market adjustment reflects the significant upward shift in the U.S. Treasury yield curve between reporting periods. For example, the three-year U.S. Treasury note closed the quarter ending June 30, 2004, 114 basis points higher than where it stood on March 31, 2004. Short-term increases in U.S. Treasury yields will tend to increase the unrealized loss, while declines will decrease the unrealized losses. However, if the interest rate swap agreements are held to maturity, all cumulative unrealized appreciation or depreciation recorded in non-interest income will net to zero and have no cumulative impact on earnings.

During the three and six-months ended June 30, 2004, the net positive cash flows from the interest rate swap agreements amounted to $129 and $296, compared with $105 and $196 during the same periods in 2003. In 2003 this income was recorded in interest income, whereas in 2004 this income was recorded in non-interest income.

The Bank’s interest rate swap agreements are discussed in further detail under Item 2 of this Form 10-Q, Derivative Instruments / Counter-party Risk and is incorporated herein by reference.

Trust and Other Financial Services: For the three and six-months ended June 30, 2004 income from trust and other financial services amounted to $507 and $990 compared with $629 and $1,203 during the same periods in 2003, representing declines of $122 and $213, or 19.4% and 17.7%, respectively.

Income from trust and other financial services is principally derived from fee income related to client assets managed and held in custody and, to a lesser extent, brokerage services. The decrease in fee income in part reflects a decline of $9,376, or 5.0%, in the market value of managed assets when comparing June 30, 2004 with the same date in 2003. While the total returns on the managed asset portfolio and new client relationships were accretive to the managed asset portfolio over the past twelve months, this growth was more than offset by closed accounts, including two large relationships amounting to approximately $14,000. Revenue from brokerage activities also posted three and six-month declines compared with 2003 levels, principally reflecting lower trading volume, including sales of mutual funds and annuity products.

At June 30, 2004, total managed assets at Bar Harbor Trust Services, a wholly owned subsidiary of the Bank, stood at $178,002, compared with $176,127 at December 31, 2003, and $187,378 at the June 30, 2003.

Other Non-interest Income: Income generated from service charges on deposit accounts, merchant and visa credit card processing, and miscellaneous service fees, collectively grew $77 on a year-over-year basis, posting increases of 5.2%, 4.8%, and 16.2% respectively, compared with the first six-months of 2003. During the three-months ended June 30, 2004, growth in service charges on deposit accounts and merchant and visa credit card processing slowed to 0.8%, and 0.6% respectively, compared with the same quarter in 2003.

Non-interest Expense

For the three and six-months ended June 30, 2004, total non-interest expenses amounted to $4,620 and $9,217 compared with $4,448 and $9,100 for the same periods in 2003, representing increases of $172 and $117, or 3.9% and 1.3%, respectively.

Salaries and Employee Benefits: For the three and six-months ended June 30, 2004, salaries and employee benefit expenses amounted to $2,092 and $4,526 compared with $2,367 and $4,825 during the same periods in 2003, representing declines of $275 and $299, or 11.6% and 6.2%, respectively. The year-over-year declines in salaries and benefit expenses were principally attributed to lower staffing levels and a decrease in employee incentive compensation.

Branch Acquisition Expenses: Included in first quarter and year-to date 2004 non-interest expenses were a variety of non-recurring costs associated with the Bank’s acquisition of a branch office in the community of Rockland, Maine, amounting to approximately $120. These expenses are included in salaries and benefits, occupancy, furniture and equipment, and other operating expenses.

Re-branding and Market Research Expenses: Included in second quarter 2004 non-interest expenses were a variety of costs associated with the Company’s recently announced corporate re-branding and market research initiatives amounting to $200, of which $160 was recorded in other operating expense and the balance recorded in occupancy expense. The Company introduced updated logos and simplified corporate identities, together with a comprehensive marketing program offering certain new banking product packages such as Home Plus and Ideal Checking.

Occupancy, Furniture and Equipment Expenses: For the three and six-months ended June 30, 2004, occupancy, furniture and equipment expenses amounted to $723 and $1,432 compared with $653 and $1,295 during the same periods in 2003, representing increases of $70 and $137, or 10.7% and 10.6%, respectively. The increases were attributed to a number of factors including both one-time and ongoing expenses associated with the Rockland branch acquisition, expenses associated with the Company’s re-branding initiative, and normal increases in a variety of occupancy related costs.

Other Operating Expenses: For the three and six-months ended June 30, 2004, other operating expenses amounted to $1,567 and $2,896 compared with $1,218 and $2,650 during the same periods in 2003, representing increases of $349 and $246, or 28.7% and 9.3%, respectively.

Included in 2004 year-to-date other operating expenses were the write-down of certain non-marketable venture capital equity investment funds considered "other-than-temporarily" impaired amounting to $174, of which $120 was recorded during the second quarter. These investment funds, originating as far back as 1987, generally represent "socially responsible" venture capital investments in small businesses throughout Maine and New England, with the objective of generating gains through the subsequent sale of those investments, as well as periodic dividends to investors. The total amount of the 2004 impairment write-downs represented 25.3% of their book value.

During the three months ended June 30, 2004, Bar Harbor Trust Services, a second tier subsidiary of the Company, recorded a loss amounting to $160 associated with a trust account investment authorized by the beneficiaries of the trust, however subsequently deemed by management as inappropriate. Second quarter 2004 other operating expenses also included $53 in non-recurring systems conversion expenses associated with the Company’s previously announced restructuring of BTI Financial Group, a wholly owned subsidiary of the Company, as well as the previously discussed costs associated with the Company’s re-branding and market research initiatives.

Provision For Loan Losses

During the three and six-months ended June 30, 2004 the Bank recorded provisions for loan losses amounting to $30 and $120 compared with $150 and $300 during the same periods in 2003, representing decreases of $120 and $180, or 80.0% and 60.0%, respectively.

The provision for loan losses reflects the amount necessary to maintain the Allowance for Loan Losses ("allowance") at a level that, in management’s judgment, is appropriate for the amount of inherent risk of loss in the current loan portfolio. Non-performing loans have declined $239 and $1,196, or 16.0% and 48.8% compared with December 31, 2003 and June 30, 2003, respectively, and remain at low levels. While year-to-date 2004 net charge-offs of $467 have shown an increase compared with the first six-months of 2003, they are not considered reflective of the overall credit quality of the loan portfolio, as $313 of year-to-date charge offs were attributed to one relationship. The allowance for loan losses expressed as a percentage of non-performing loans strengthened to 393% at June 30, 2004, compared with 353% and 215% at December 31, 2003 and June 30, 2003.

Based upon the continued high quality of the loan portfolio, combined with certain improvements with respect to specific credit relationships, the provision was decreased in the first and second quarters of 2004 as compared with the same periods in the prior year as noted above. Refer to Part I, Item 2, Allowance for Loan Losses and Provision, in this Form 10-Q for further discussion and analysis regarding the provision for loan losses, which is incorporated herein by reference.

Income Taxes

Income taxes amounted to $182 and $715 for the three and six-months ended June 30, 2004, representing declines of $370 and $332, or 67.0% and 31.7%, compared with the same periods in 2003, respectively. The declines in income taxes outpaced the declines in pre-tax earnings principally due the disproportionate amounts of non-taxable income generated from a portion of the Bank’s securities and loan portfolios and included in pre-tax earnings.

The Company's effective tax rate for the three and six-month periods ended June 30, 2004 amounted to 18.5% and 24.2%, compared with 28.1% and 27.8% for the same periods in 2003, respectively. The income tax provisions for these periods are less than the expense that would result from applying the federally statutory rate of 34% to income before income taxes principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance. The effective tax rates posted year-over-year declines, principally due to the disproportionate amounts of non-taxable income included in pre-tax earnings.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and investment securities, representing 62.1% and 30.4% of total assets, respectively. At June 30, 2004 total assets amounted to $671,110 compared with $583,746 at December 31, 2003 and $555,727 at June 30, 2003, representing increases of $87,364 and $115,383, or 15.0% and 20.8%, respectively.

The increase in total assets from December 31, 2003 was driven by a $45,575 increase in securities, combined with $33,532 in loan growth, including loans acquired in connection with the Bank’s acquisition of a branch office in the community of Rockland, Maine.

Loan Portfolio

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table represents the components of the Bank's loan portfolio, net of deferred loan origination fees and costs, as of June 30, 2004, December 31, 2003 and June 30, 2003.

LOAN PORTFOLIO SUMMARY

	June 30, 2004	December 31, 2003	June 30, 2003

Real estate loans:
Construction and development	$ 16,091	$ 12,639	$ 13,910
Mortgage	335,960	322,579	294,604
Loans to finance agricultural production and other loans to farmers	15,057	11,719	11,623
Commercial and industrial loans	34,477	19,167	31,884

Loans to individuals for household, family and other personal expenditures	12,075	11,775	12,817
All other loans	2,591	4,554	4,434
Real estate under foreclosure	689	975	1,962

TOTAL LOANS	$416,940	$383,408	$371,234

Less: Allowance for loan losses	4,931	5,278	5,276

NET LOANS	$412,009	$378,130	$365,958

Total Loans: Total loans at June 30, 2004 amounted to $416,940, representing an increase of $33,532 or 8.7% compared with December 31, 2003, and an increase of $45,706 or 12.3%, compared with June 30, 2003.

The increase in loan balances compared with December 31, 2003 reflects $12,343 in loans acquired in connection with the February 13, 2004 Rockland branch acquisition, principally consumer real estate loans. At June 30, 2004 the Rockland branch loan portfolio totaled $17,320, representing post-acquisition loan growth of $4,977 at that branch, or 40.3%, the majority of which was attributed to commercial lending. The Rockland branch loan portfolio contributed 51.7% to the Bank’s year to date loan growth.

Excluding the Rockland branch loan portfolio, the $16,212 increase in total loans during the first six-months of 2004 was led by strong growth in commercial lending. Following record refinancing activity over the past two years and a rise in interest rates that began in the latter part of 2003, consumer real estate loan originations slowed during the first half of 2004, but growth continued as new purchase transactions regained their dominance in the loan origination pipeline.

Loan origination activity has benefited from a still favorable market interest rate environment, a stable local economy, and initiatives designed to expand the Bank's product offerings and attract new customers while continuing to leverage its existing customer base.

At June 30, 2004 real estate loans comprised 84.4% of the loan portfolio, compared with 87.4% at December 31, 2003 and 83.1% at June 30, 2003. The continued strength in the local real estate markets, both residential and commercial, has led to record property values in the Bank's market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no significant deterioration in the performance or risk characteristics of the real estate loan portfolio.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans at the dates indicated:

TOTAL NONPERFORMING LOANS

	June 30, 2004	December 31, 2003	June 30, 2003

Loans accounted for on a non-accrual basis	$1,097	$1,295	$1,587
Accruing loans contractually past due 90 days or more	158	199	864
Total non-performing loans	$1,255	$1,494	$2,451

Allowance for Loan Losses to non-performing loans	393%	353%	215%
Non-performing to Total loans	0.30%	0.39%	0.66%

During the quarter ended June 30, 2004, non-performing loans remained at relatively low levels. At June 30, 2004, total non-performing loans amounted to $1,255, or 0.30% of total loans, compared with $1,494 or 0.39% at December 31, 2003, and $2,451 or 0.66% at June 30, 2003.

While the non-performing loan ratios continued to reflect the favorable quality of the loan portfolio during the three and six-month periods ended June 30, 2004, the Bank is cognizant of soft economic conditions overall and weakness in certain industry segments in particular, and is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, interest rates, and other factors existing at the time. Management believes the economies and real estate markets in the Bank’s primary market areas will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations, liquidity, and financial condition.

Other Real Estate Owned: When a real estate loan completes foreclosure and the Bank takes ownership of the property, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. At June 30, 2004, OREO, included in other assets, amounted to $34, compared with $36 at December 31, 2003 and $40 at June 30, 2003.

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

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $1,097 as of June 30, 2004, compared with $1,295 as of December 31, 2003. The related allowances for loan losses on these impaired loans amounted to $407 and $394, as of June 30, 2004 and December 31, 2003, respectively.

No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations could vary from current estimates.

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses and maximize earnings. The Bank employs a comprehensive risk management structure to identify and manage the risk of loss. For consumer loans, the Bank identifies loan delinquency beginning at 10-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Non-residential mortgage consumer losses are recognized no later than the point at which a loan is 120 days past due. Residential mortgage losses are recognized during the foreclosure process, or sooner, when that loss is quantifiable and reasonably assured. For commercial loans the Bank applies a risk grading system, which stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio. The risk grades include ratings that correlate with regulatory definitions of Pass, Other Assets Especially Mentioned, Substandard, Doubtful, and Loss.

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

The Bank's loan loss experience showed an increase during the first six-months of 2004. Net charge-offs amounted to $467, or annualized net charge offs to average loans outstanding of 0.24%, compared with net recoveries of $1 during the six-months ended June 30, 2003. The increase in net charge-offs was principally attributed to one commercial loan relationship amounting to $313.

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type for the six-month periods ended June 30, 2004 and 2003.

ALLOWANCE FOR LOAN LOSSES
Six Months Ended
June 30, 2004 and 2003

	2004	2003

Balance at beginning of period	$ 5,278	$ 4,975
Charge offs:
Commercial, financial agricultural, others	321	26
Real estate:
Construction and development	--	--
Mortgage	63	32
Installments and other loans to individuals	194	75
Total charge offs	578	133

Recoveries:
Commercial, financial agricultural, others	29	15
Real estate:
Construction and development	--	--
Mortgage	48	78
Installments and other loans to individuals	34	41
Total recoveries	111	134

Net charge offs (recoveries)	467	(1)
Provision charged to operations	120	300

Balance at end of period	$ 4,931	$ 5,276

Average loans outstanding during period	$397,171	$356,626

Annualized net charge offs to average loans outstanding	0.24%	0.00%

The June 30, 2004 allowance calculation incorporates loss estimates relating to issues in the Maine wild blueberry industry, to which the Bank has extended credit, and is principally centered in Washington County, Maine. During the fourth quarter of 2003 certain legal matters developed regarding the blueberry industry, the uncertainties of which warranted recognition of credit risk. While more recent developments appear favorable, at June 30, 2004 the adequacy analysis of the allowance incorporates management’s estimate of inherent losses with respect to this industry segment.

There were no material changes in loan concentrations during the three-month period ended June 30, 2004.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses at June 30, 2004, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

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

At June 30, 2004, total investment securities amounted to $203,962, compared with $158,387 and $142,252 at December 31, 2003 and June 30, 2003, representing increases of $45,575 and $61,710, or 28.8% and 43.4%, respectively.

The investment securities portfolio has historically declined during the first half of the year, as cash flows are usually redeployed to absorb seasonal deposit outflows associated with the Bank’s market area. This trend did not continue during the first six months of 2004 as deposits from the Rockland branch acquisition and a new institutional market fund offered to clients of Bar Harbor Trust Services, a wholly owned subsidiary of the Bank, were sufficient to more than offset seasonal deposit declines.

During the second quarter of 2004 the Bank increased its securities portfolio by $39,468, or 24.0%. Securities added to the portfolio predominately consisted of U.S. Government Agency mortgage-backed securities with an average duration of approximately two years. This action was taken as market yields climbed to a two-year high, presenting some long awaited opportunities. Given the historically low interest rate environment and related interest rate risk considerations, during the year ended December 31, 2003 the Bank exercised restraint and chose not to increase the securities portfolio, despite its strong capital position and appetite for net interest income.

In light of the low interest rate environment over the past year and the high degree of rate volatility, the Bank’s investment strategy has been focused on maintaining a portfolio with relatively short average duration, thereby reducing the exposures associated with sustained increases in interest rates. This was accomplished through investments in securities with predictable cash flows and relatively short average lives; 10-year fully amortizing mortgage-backed securities and other high coupon mortgage-backed securities, for example. While sacrificing some yield in the near-term, the Bank’s objectives were to maintain a reasonable level of net interest income, manage longer-term interest rate and market risk, and position the portfolio for a rising interest rate environment and an improving economy.

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

Deposits

The most significant funding source for earning assets continues to be core customer deposits that are gathered through the Bank's retail branch network. At June 30, 2004 total deposits amounted to $376,488 compared with $339,080 and $317,078 at December 31, 2003 and June 30, 2003, representing increases of $37,408 and $59,410, or 11.0% and 18.7%, respectively.

A portion of the Bank’s deposit base has historically been seasonal in nature, with balances declining during winter and early spring while peaking in the fall. The seasonal outflow of deposits has typically been replaced with cash flows from the securities portfolio or short-term borrowings. This trend did not continue during the first six months of 2004, as deposits from the Rockland branch acquisition and a new institutional money market account offered to clients of Bar Harbor Trust Services were sufficient to more than offset seasonal deposit outflows.

The $37,408 increase in deposits at June 30, 2004 compared with December 31, 2003 was principally attributed to $20,459 in deposits at the acquired Rockland branch office and $17,407 in deposits from the new institutional money market account offered to clients of Bar Harbor Trust Services.

Comparing June 30, 2004 with the same date in 2003, total deposits increased $59,410, or 18.7%. Excluding acquired deposits from the Rockland branch and the new institutional money market account, total deposits at June 30, 2004 represented an increase of $21,544, or 6.8%, compared with the same date in 2003.

Deposit growth has been led by savings and money market accounts, which increased $31,701 or 31.5% compared with June 30, 2003. Management believes that depositor preference over the past year was that of greater liquidity, given general economic and overall market conditions.

Borrowed Funds

Borrowed funds principally consist of advances from the Federal Home Loan Bank of Boston ("FHLB") and, to a lesser extent, securities sold under agreements to repurchase. Borrowings are principally utilized to support the Bank's investment securities portfolio and, to a lesser extent, fund loan growth. Borrowed funds also provide a means to help manage balance sheet interest rate risk, given the Bank’s ability to select desired amounts, terms and maturities on a daily basis.

At June 30, 2004 total borrowings from the FHLB amounted to $225,540 compared with $170,506 and $164,746 at December 31, 2003 and June 30, 2003, representing increases of $55,034 and $60,794, or 32.3% and 36.9%, respectively.

The increase in borrowed funds from December 31, 2003 and June 30, 2003 levels was principally utilized to fund growth in the investment securities portfolio, as deposit growth was more than sufficient to fund loan growth during these periods of time. The increase in borrowed funds principally represented short term, fixed-rate advances from the FHLB, and did not have a significant impact on the Company's interest rate sensitivity position.  As more fully described in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk, as of June 30, 2004, the Bank maintained its asset sensitive balance sheet.

At June 30, 2004, borrowings from the FHLB expressed as a percent of total assets amounted to 33.6%, compared with 29.6% at the same date last year.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the second quarter of 2004 the Company continued to be a "well capitalized" company according to applicable regulatory standards and maintained its strong capital position. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of June 30, 2004, the Company and the Bank are considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at June 30, 2004 and December 31, 2003, under the rules applicable at that date.

	June 30, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$55,169	13.1%	$56,403	14.7%
Regulatory Requirement	33,751	8.0%	30,694	8.0%
Excess	$21,418	5.1%	$25,709	6.7%

Tier 1 Capital to Risk Weighted Assets	$50,238	11.9%	$51,601	13.4%
Regulatory Requirement	16,875	4.0%	15,347	4.0%
Excess	$33,363	7.9%	$36,254	9.4%

Tier 1 Capital to Average Assets	$50,238	7.8%	$51,601	8.9%
Regulatory Requirement	25,901	4.0%	23,111	4.0%
Excess	$24,337	3.8%	$28,490	4.9%

The Company’s capital ratios have declined moderately since December 31, 2003. The decline was principally attributed to a change in net unrealized gains/losses in the securities portfolio, the Bank’s acquisition of the Rockland branch and the overall growth in total assets.

The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $620 and $597 during the three-months ended June 30, 2004 and 2003, at a rate of $0.20 per share and $0.19 per share, respectively.

In March 2004, the Company announced its second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and will continue through December 31, 2005. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of June 30, 2004, the Company had repurchased 13,285 shares of stock under the plan, or 4.3% of the total authorized, at a total cost of $349 and an average price of $26.26. The Company records the repurchased shares as Treasury stock.

Contractual Obligations

The Company is a party to certain Contractual obligations under which it is obligated to make future payments. These principally include borrowings from the FHLB, consisting of short and long-term fixed rate borrowings, and collateralized by all stock in the FHLB, a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, and certain pledged investment securities. The Company has an obligation to repay all borrowings from the FHLB.

The Company is also obligated to make payments on an operating lease for its office at One Cumberland Place in Bangor, Maine.

The following table summarizes the Company’s contractual obligations at June 30, 2004. Borrowings are stated at their contractual maturity due dates and do not reflect callable features, or amortizing principal features on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

	Total Amount of	Payments Due Per Period
Description	Obligations	<1 year	1-3 years	4-5 years	>5 years

Operating Leases	$ 30	$ 24	$ 6	$ --	$ --
Long-Term Debt	225,540	95,348	29,684	51,126	49,382
Total	$225,570	$95,372	$29,690	$51,126	$49,382

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

The following table summarizes the Bank's commitments to extend credit:

                                                                                        June 30        December 31         June 30
                                                                                           2004                 2003                     2003

Commitments to originate loans                                $    30,274             $26,993                $18,913
Unused lines of credit                                                      74,664               68,018                  58,489
Un-advanced portions of construction loans                5,689                 3,863                    4,105
Total                                                                               $110,627              $98,874                $81,507

Derivative Instruments / Counter-party Risk: As part of the Bank's overall asset liability/management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net income. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements. A policy statement, approved by the Board of Directors of the Bank, governs use of derivative instruments.

At June 30, 2004 the Bank had two outstanding derivative instruments, both interest rate swap agreements. The details are summarized as follows:

Description                                       Maturity                    Notional Amount                        Fixed                Variable Interest
                                                                                                 (in thousands)                   Interest Rate                    Rate

Receive fixed rate, pay
     variable rate                                     9/01/07                           $10,000                                   6.04%                        Prime
Receive fixed rate, pay
     variable rate                                    1/24/09                            $10,000                                  6.25%                         Prime

The Bank is required to pay a counter-party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at June 30, 2004, based upon the then current Prime interest rate of 4.00%:

                                                                                                                                  Payments Due by Period

                                                                              Total                      Less Than 1 Year            1-3 Years                3-5 Years

Fixed payments dur from counter-party         $4,726                              $1,229                            $2,458                    $1,039
Variable payments due to counter-party
     based on prime rate                                        2,897                                   800                              1,600                         497
Net cash flow                                                     $1,829                             $  429                            $ 858                     $ 542

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

These interest rate swap agreements were designated as cash flow hedges at December 31, 2003 and had total unrealized gains of $86. The fair value of these instruments, net of tax, was recorded as a component of accumulated other comprehensive income on the December 31, 2003 consolidated balance sheet. Changes in fair value were recorded as a component of other comprehensive income.

As more fully enumerated in Part I, Note 8 of the consolidated financial statements to this report and incorporated herein by reference, during the first quarter of 2004, the interest rate swap agreements were de-designated as cash flow hedges and, prospectively from the time of de-designation, changes in their fair value and current period net cash flows related to these agreements are recorded in the consolidated statement of income and included as part of other operating income. The unrealized gain on these interest rate swap agreements at December 31, 2003 of $86 remained in other comprehensive income, net of tax, and is being accreted into interest income over the remaining terms of the respective swap agreements.

As more fully enumerated in Part I, Item 2 of this report and incorporated herein by reference, Net Loss on Interest Rate Swap Agreements, during the quarter ended June 30, 2004, the Company recorded in non-interest income, unrealized depreciation of $727, representing a mark-to-market adjustment for unrealized depreciation on these interest rate swap agreements as of June 30, 2004, compared with an unrealized appreciation of $328 recorded during the quarter ended March 31, 2004. During the three and six-month periods ended June 30, 2004 the Company also recorded non-interest income of $129 and $296 representing the net positive cash flows from the agreements. For the six-months ended June 30, 2004, the total net loss on interest rate swap agreements stood at $103.

The fair value of the interest rate swap agreements at June 30, 2004 was a negative $399 and is included in other assets on the consolidated balance sheet.

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

At June 30, 2004 the Company had the following Off-Balance Sheet Arrangements:

Standby Letters of Credit: The Bank guarantees the obligations or performance of certain customers by issuing standby letters of credit to third parties. These letters of credit are sometimes issued in support of third party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon management's credit evaluation of the customer. At June 30, 2004, commitments under existing standby letters of credit totaled $1,657, compared with $5,050 at December 31, 2003 and $5,069 at June 30, 2003.   The fair value of the standby letters of credit was not significant as of June 30, 2004, and December 31, 2003.

Other Off-Balance Sheet Arrangements: At June 30, 2004 the Company did not have any other "off-balance sheet arrangements".

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

The Bank uses a basic surplus/deficit model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at a minimum of 5% of total assets. At June 30, 2004, liquidity, as measured by the basic surplus/deficit model, was 6.1% over the 30-day horizon and 7.4% over the 90-day horizon. Including its available lines from the FHLB, at June 30, 2004 the Bank’s basic surplus amounted to 6.7% over the 30-day horizon and 8.1% over the 90-day horizon. A portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens.

At June 30, 2004, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the Federal Home Loan Bank totaling $66,500. The Bank also had capacity to borrow funds on a serviced basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio and investment portfolio provide a source of contingent liquidity that could be accessed in a reasonable time period through sales. The Bank also has access to the national brokered deposit market.

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

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements presented elsewhere in this report have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

Other Events

BTI Financial Group Re-structuring Plan: As previously disclosed in Part I, Item 1, page 8 and Part II, Item 7, page 23 of the Company’s 2003 Annual Report on Form 10-K, in the fourth quarter of 2003 the Company’s Board of Directors approved a re-structuring plan for it’s wholly owned financial services subsidiary, BTI Financial Group ("BTI"). The following actions were taken under the re-structuring plan during the period covered by this report:

  In January 2004 the Bank entered into a third-party brokerage arrangement with Infinex Investments, Inc. ("Infinex"). Infinex began offering third party brokerage services May 7, 2004 doing business as "Bar Harbor Financial Services." A transfer of customer account assets of Dirigo Investments, Inc. ("Dirigo") to Bar Harbor Financial Services began in May 2004 and at June 30, 2004 this transfer was substantially complete. Bar Harbor Financial Services is a branch office of Infinex Investments, Inc. (Infinex), an independent registered broker-dealer offering securities and insurance products that is not affiliated with Bar Harbor Bank & Trust. These products are not deposits, are not insured by the FDIC or any other any government agency, are not guaranteed by the bank or any affiliate, and may be subject to investment risk, including possible loss of value. Management currently anticipates the BTI re-structuring plan will be completed, including the dissolution of both Dirigo and BTI, during the third quarter of 2004.
  In March 2004, Bar Harbor Trust Services ("Trust Services") became a wholly owned subsidiary of the Bank.

Corporate Re-branding and Bank Name Change: During the second quarter of 2004 the Company introduced updated logos and simplified corporate identities, including a comprehensive marketing program covering certain new banking product packages such as Home Plus and Ideal Checking. In connection with these initiatives, the Company changed the name of its principal operating subsidiary from Bar Harbor Banking and Trust Company, to Bar Harbor Bank & Trust.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2004, over one and two year horizons and under different interest rate scenarios. In light of the Federal Funds rate of 1.25% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
JUNE 30, 2004

                                                                                  -100 Basis Points                          +200 Basis Points
                                                                                      Parallel Yield                                  Parallel Yield
                                                                                       Curve Shift                                      Curve Shift
Year 1
Net interest income change ($)                                        $187                                                   $47
Net interest income change (%)                                      0.82%                                                0.21%

Year 2
Net interest income change vs. year one base ($)        ($879)                                               $568
Net interest income change vs. year one base (%)    (3.86%)                                             2.50%

The foregoing interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched and is positively positioned for an upward interest rate environment over twelve and twenty-four month horizons. Accordingly, Management believes interest rate risk will not have a material adverse impact on future net interest income. Management also believes the balance sheet is well positioned for rising interest rates and an improving economy.

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

Assuming interest rates continue to decline further and the Bank maintains a static balance sheet, Management believes net interest income will remain stable over a one-year horizon then begin to decline. The interest rate sensitivity simulation model suggests that, initially, funding cost reductions will be able to offset declining asset yields keeping net interest income in a narrow range. However, beyond one-year, as funding costs reach their assumed floors, asset yields will continue to decline, resulting in lower levels of net interest income. Management anticipates continued balance sheet growth will be needed to sustain the Bank’s current level of net interest income over the two-year horizon, should interest rates continue to decline.

While the simulated interest rate decline over a two-year horizon would reduce net interest income by 3.86% in the second year, Management believes that a 100 basis point decline in interest rates, or a Federal Funds Targeted rate of 0.25%, represents a scenario that is not likely to occur. Further, a repositioning of the balance sheet to manage such a decline, would likely have an adverse impact on net interest income in a rising rate environment, a scenario Management believes is more likely to occur over the longer term.

In a rising rate environment with the Bank maintaining a static balance sheet, Management anticipates net interest income will begin increasing over the one-year horizon and continue to increase in year two and subsequent years. The interest rate sensitivity simulation model suggests that as interest rates rise asset extensions resulting from reduced bond calls and prepayments, combined with a high concentration of short term funding, will somewhat delay an expected benefit over the one-year horizon. However, over the two-year horizon, assets yields will continue to reset at higher levels and margins will widen as funding costs begin to stabilize more quickly. Management believes rising interest rates will increase net interest income without continued balance sheet growth.

Managing the Bank’s interest rate risk sensitivity has been challenging during this period of historically low interest rates. During 2003 and the first three-months of 2004, the yield curve showed relatively sharp, downward, parallel shifts, and a high degree of volatility. As was anticipated by Management through use of the interest rate sensitivity model, the Bank’s net interest income was moderately impacted and this trend continued into the first six-months of 2004. Management believes that were it not for the growth in earning assets combined with strategies designed to adjust the posture of the balance sheet, net interest income would have posted larger year-over-year declines.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels and yield curve shape, prepayment speeds on loans and securities, deposit rates, pricing decisions on loans and deposits, reinvestment / replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of Management will have no material effect on the Company's consolidated financial statements. In view of the inherent difficulty of predicting such matters, however, there can be no assurance that the outcome of any such action will not have a material adverse effect on the Company’s consolidated results of operations in any future reporting period.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Section 240.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Company common stock during the indicated periods:

                                                                                                                          Total Number of Shares
                                                    Total Number                       Average            Purchased as Part of                Maximum Number of Shares
                                                       of shares                          Price Paid       Publicly Announced Plans        that May Yet Be Purchased
Period                                           Purchased                        per share                   or Programs                      Under the Plans or Programs

January 1 - 31, 2004                           725                                   $26.80                                725                                            4,186 (1)
March 1 -31, 2004                               --                                            --                                   --                                                 --
April 1 - 30, 2004                            3,720                                   $26.80                             3,720                                        306,280 (2)
May 1 - 31, 2004                             2,635                                   $26.46                             2,635                                        303,645
June 1 - 30, 2004                                660                                   $26.48                                660                                        296,715

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

    The Annual Meeting of the Company’s shareholders was held on May 18, 2004.
    Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. There were no solicitations in opposition to the nominees for election to the Company’s Board of Directors as listed in the proxy statement.

The votes for Directors were as follows:

Nominee Elected as Director               Term Expires              For                        Abstain

Joseph M. Murphy                                         2007                    2,346,288                   33,945

Nominee Elected as Director                 Term Expires                 For                        Abstain

Joseph M. Murphy                                              2007                       2,346,288                    33,945
Constance C. Shea                                         2007                        2,357,347                    22,886
Robert M. Phillips                                          2007                        2,357,093                    23,140
Kenneth E. Smith                                           2007                        2,350,086                    22,662

Continuing members of the Board of Directors were as follows:

Name                                                     Position                         Current Term Expires

Thomas A. Colwell                                  Chairman                                     2005
Martha T. Dudman                                   Director                                      2005
Dwight L. Eaton                                       Director                                      2005
David B. Woodside                                 Director                                       2005
Cooper F. Friend                                     Director                                       2005
Robert C. Carter                                      Director                                       2006
John P. McCurdy                                     Director                                       2006
Peter Dodge                                             Director                                       2006
Scott G. Toothaker                                   Director                                      2006

The vote to set the number of Directors for the ensuing year at thirteen was as follows:

                                  For                         Against                 Abstain            Un-voted

                            2,330,455                     25,367                    25,590             3,000

Item 5: Other Information	None

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBIT
NUMBER

2                           2.1 Plan of Acquisition, Regorganization Agreement,                          Incorporated by reference to Form
                            Liquidation, or Succession                                                                       S-14 filed with the Commission
                                                                                                                                                 March 26, 1984 (Commission
                                                                                                                                                 Number 2-90171).

                            2.2 BTI Restructuring Plan                                                                        Incorporated by reference to Form 10-K,
                                                                                                                                                 Part III, Item 15(a)(3), filed with the
                                                                                                                                                 Commission March 29, 2004 (Commission
                                                                                                                                                 Number 001-13349).

3.1 and 3.2           (i) Articles of Incorporation                                                                     Article as amended July 11, 1995
                                                                                                                                                 are incorporated by reference to
                                                                                                                                                  Form S-14 filed with the Commission
                                                                                                                                                  March 26, 1984 (Commission Number
                                                                                                                                                  2-90171).

                              (ii) Bylaws                                                                                                   Bylaws as amended to date are
                                                                                                                                                   incorporated by reference to Form
                                                                                                                                                   10-K, Item 14 (a)(3) filed with the
                                                                                                                                                   Commission March 28, 2002.
                                                                                                                                                   (Commission Number 001-13349).

10                          10.1 Infinex Investments third party brokerage agreement                  Incorporated by reference to Form
                                                                                                                                                  10-Q, Part II, Item 6, filed with the
                                                                                                                                                  Commission May 17, 2004 (Commission
                                                                                                                                                  Number 001-13349).

                             10.2 Supplemental Executive Retirment Plan adopted by the              Incorporated by reference to Form
                             Board of Directors on September 16, 2003, and effective as               10-Q, Part II, Item 6, filed with the
                             of January 1, 2003, providing Joseph M. Murphy, President             Commission November 13, 2003
                             and CEO of the Company, Gerald Shencavitz, the Company's           (Commission File Number 001-13349).
                             Chief Financial Officer, and Dean S. Read, President of the
                             Bank, with certain defined retirement benefits.

                             10.3 Employment Contract for Joseph M. Murphy, Company            Incorporated by reference to Form
                             President and CEO.                                                                                    10-K Item 15(a)(10.2), filed with the
                                                                                                                                                   Commission May 27, 2003 (Commission
                                                                                                                                                   File Number 001-13349).

                              10.4 Amendment to Employment Agreement, Change in                     Incorporated by reference to Form 10-Q,
                              Control, Confidentiality and Non-competition Agreement                  Part II, Item 6, filed with the Commission
                              between the Company and Joseph M. Murphy, approved                 November 13, 2003 (Commission File
                              by the Company Board of Directors on November 7, 2003.                 Number 001-13349).

                             10.5 Change in Control, Confidentiality, and Non-competition            Incorporated by reference to Form 10-Q,
                             Agreement between the Company and Gerald Shencavitz,                   Part II, Item 6, filed with the Commission
                             approved by the Company Board of Directors on November               November 13, 2003 (Commission File
                             7, 2003.                                                                                                            Number 001-13349).

                             10.6 Change in Control, Confidentialty, and Non-competition             Incorporated by reference to Form 10-Q,
                             Agreement between the Bank and Dean Read, approved by               Part II, Item 6, filed with the Commission
                             the Bank  Board of Directors on November                                             November 13, 2003 (Commission File
                             7, 2003.                                                                                                           Number 001-13349).

                             10.7 Purchase and Assumption Agreement between Bar Harbor        Incorporated by reference to Form 10-Q,
                             Banking and Trust Company and Androscoggin Savings Bank,       Part II, Item 6, filed with the Commission
                             dated October 24, 2003.                                                                              November 13, 2003 (Commission File
                                                                                                                                                    Number 001-1349).

                             10.8 Incentive Stock Option Plan of 2000                                                Incorporated by reference to Form 10-K,
                                                                                                                                                   Item 14(a)(3) filed with the Commission
                                                                                                                                                   March 28, 2002 (Commission File Number
                                                                                                                                                   001-13349).

31.1                       Rule 13a-14(a)/15d-14(a) Certifications Certification of Principal        Filed herewith.
                             Executive Officer, dated August 16, 2004.

31.2                       Rule 13a-14(a)/15d-14(a) Certifications Certification of Principal        Filed herewith.
                             Financial   Officer, dated August 16, 2004.

32.1                      Section 1350 Certification of Chief Executive Officer.                            Filed herewith.

32.2                      Section 1350 Certification of Chief Financial Officer.                             Filed herewith.

99                         Corporate Governance Charter.                                                                 Incorporated by reference to Form 10-Q, Part II,
                                                                                                                                                   Item 6, filed with the Commission May 17, 2004
                                                                                                                                                   (Commission File Number 001-13349).

    (b) Rerports on Form 8-K

    Current reports on Form 8-K have been filed as follows:

Date Filed                Item Number                          Description

5/20/04                               5                                      Announcement of the appointment of Thomas A. Collwell as the
                                                                                  Chairman of the Company's Board of Directors.

7/21/04                               5                                       Announcement of July 20, 2004, dividend declaration by the Bar Harbor
                                                                                   Bankshares Board of Directors in the amount of $0.20 per common share.

7/29/04                               5                                       Press release announcing certain recently adopted initiatives regarding the re-branding of the Company's corporate logos and identities, including a comprehensive marketing program introducing new banking products.  In addition, the Company announced it changed the name of its principal operating subsidiary, Bar Harbor Banking and Trust Company, to Bar Harbor
                                                                                  Bank & Trust.

7/30/04                          7 and 12                               Results of operations earnings release for the period ended 6-30-04.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                  BAR HARBOR BANKSHARES

                                                                                  /s/Joseph M. Murphy

Date:  August 16, 2004                                              Joseph M. Murphy
                                                                                Chief Executive Officer

                                                                                  /s/Gerald Shencavitz

Date: August 16, 2004                                                Gerald Shencavitz
                                                                                  Chief Financial Officer