Form 10-Q
period 2004-09-30
BAR HARBOR BANKSHARES
filed 2004-11-15
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: September 30, 2004                      Commission File No. 841105-D

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

YES: (X) NO: ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).

YES: ( ) NO: (X)

Number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 9, 2004
$2.00 Par Value	3,093,142

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)	3

	Financial Statements:

	Consolidated Balance Sheets at September 30, 2004, and December 31, 2003	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003	4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2004 and 2003	5

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2004 and 2003	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	7

	Notes to Consolidated Interim Financial Statements	8-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41-44

Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	46

Item 6.	Exhibits	46-47

Signatures		47

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(Dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$ 14,998	$ 14,199
Overnight interest bearing money market funds	3	270
Total cash and cash equivalents	15,001	14,469
Securities:
Available for sale, at fair value	141,133	124,422
Held to maturity (fair value $36,740 and $35,093 at September 30, 2004 and December 31, 2003, respectively)	35,064	33,965
Total securities	176,197	158,387
Investment in Federal Home Loan Bank stock	10,500	8,969
Loans	429,557	383,408
Allowance for loan losses	(4,783)	(5,278)
Loans, net of allowance for loan losses	424,774	378,130
Premises and equipment, net	11,954	11,410
Goodwill	3,158	300
Bank owned life insurance	5,646	5,488
Other assets	7,469	6,593
TOTAL ASSETS	$654,699	$583,746

Liabilities
Deposits
Demand deposits	$ 60,630	$ 49,880
NOW accounts	65,182	60,287
Savings and Money Market deposits	138,627	109,309
Time deposits	132,736	119,604
Total deposits	397,175	339,080
Securities sold under repurchase agreements	12,599	15,925
Borrowings from Federal Home Loan Bank	184,947	170,506
Other liabilities	5,315	5,120
TOTAL LIABILITIES	600,036	530,631

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at September 30, 2004 and December 31, 2003	7,287	7,287
Surplus	4,002	4,002
Retained earnings	50,893	48,746
Accumulated other comprehensive income:
Unrealized appreciation on securities and open derivative instruments and realized net deferred losses associated with closed derivative instruments, net of taxes of $131 and $264 at September 30, 2004 and December 31, 2003, respectively	253	514
Less: cost of 552,661 shares and 540,193 shares of treasury stock at September 30, 2004 and December 31, 2003, respectively	(7,772)	(7,434)

TOTAL SHAREHOLDERS' EQUITY	54,663	53,115

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$654,699	$583,746

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and dividend income:
Interest and fees on loans	$6,100	$5,840	$17,542	$17,525
Interest and dividends on securities and federal funds	2,155	1,649	5,900	5,367
Total interest and dividend income	8,255	7,489	23,442	22,892

Interest expense:
Deposits	1,120	1,041	3,191	3,346
Short-term borrowings	306	116	692	428
Long-term borrowings	1,517	1,571	4,608	4,632
Total interest expense	2,943	2,728	8,491	8,406

Net interest income	5,312	4,761	14,951	14,486
Provision for loan losses	30	120	150	420
Net interest income after provision for loan losses	5,282	4,641	14,801	14,066

Noninterest income:
Trust and other financial services	429	490	1,419	1,693
Service charges on deposit accounts	395	419	1,149	1,136
Other service charges, commissions and fees	64	62	179	161
Credit card service charges and fees	787	776	1,311	1,276
Net securities gains	239	103	432	868
Net income on interest rate swap agreements	507	---	404	---
Other operating income	77	69	256	223
Total noninterest income	2,498	1,919	5,150	5,357

Noninterest expenses:
Salaries and employee benefits	2,297	2,305	6,823	7,130
Occupancy expense	277	235	881	830
Furniture and equipment expense	432	447	1,260	1,147
Credit card expenses	581	499	944	829
Other operating expense	1,445	1,434	4,341	4,084
Total noninterest expenses	5,032	4,920	14,249	14,020

Income before income taxes	2,748	1,640	5,702	5,403
Income taxes	805	411	1,520	1,458

Net income	$1,943	$1,229	$ 4,182	$ 3,945

EARNINGS PER SHARE:
Basic	$ 0.63	$ 0.39	$ 1.35	$ 1.25
Diluted	$ 0.61	$ 0.38	$ 1.30	$ 1.23

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,
	2004	2003

Net income	$ 1,943	$ 1,229
Unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment, net of tax of $734 and $509 at September 30, 2004 and 2003, respectively	1,425	(988)
Net unrealized depreciation on interest rate swap agreements marked to market, net of tax of $1 and $47 at September 30, 2004 and 2003, respectively	(1)	(90)
Accretion of net unrealized appreciation related to interest rate swap agreements de-designated in 2004, net of tax of $2	(4)	---
Total other comprehensive income (loss)	1,420	(1,078)
Total comprehensive income	$ 3,363	$ 151

	Nine Months Ended September 30,
	2004	2003

Net income	$ 4,182	$ 3,945
Unrealized depreciation on securities available for sale, net of reclassification adjustment, net of tax of $104 and $815 at September 30, 2004 and 2003, respectively	(203)	(1,582)
Net unrealized (depreciation) appreciation on interest rate swap agreements marked to market, net of tax of $1 and $39 at September 30, 2004 and 2003, respectively	(1)	76
Accretion of net unrealized appreciation related to interest rate swap agreements de-designated in 2004, net of tax of $29	(57)	---
Total comprehensive loss	(261)	(1,506)
Total comprehensive income	$ 3,921	$ 2,439

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2002	$7,287	$4,002	$45,994	$2,347	$(5,794)	$53,836
Net income	---	---	3,945	---	---	3,945
Total other comprehensive loss	---	---	---	(1,506)	---	(1,506)
Cash dividends declared ($0.57 per share)	---	---	(1,795)	---	---	(1,795)
Purchase of treasury stock (60,835 shares)	---	---	---	---	(1,238)	(1,238)
Stock options exercised (9,774 shares)	---	---	(58)	---	213	155
Balance September 30, 2003	$7,287	$4,002	$48,086	$ 841	$(6,819)	$53,397

Balance December 31, 2003	$7,287	$4,002	$48,746	$ 514	$(7,434)	$53,115
Net income	---	---	4,182	---	---	4,182
Total other comprehensive loss	---	---	---	(261)	---	(261)
Cash dividends declared ($0.60 per share)	---	---	(1,860)	---	---	(1,860)
Purchase of treasury stock (30,285 shares)	---	---	---	---	(801)	(801)
Stock options exercised (17,817 shares)	---	---	(175)	---	463	288
Balance September 30, 2004	$7,287	$4,002	$50,893	$ 253	$(7,772)	$54,663

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$ 4,182	$ 3,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	893	827
Amortization of core deposit intangible	39	---
Provision for loan losses	150	420
Net realized gains on sale of securities available for sale	(416)	(868)
Net realized gain on sale of security held to maturity	(16)	---
Net gain on interest rate swap agreements	(29)	---
Net amortization of bond premiums	833	175
Income on bank owned life insurance	(158)	(149)
Net change in other assets	(449)	383
Net change in other liabilities	195	(108)
Net cash provided by operating activities	5,224	4,625

Cash flows from investing activities:
Net payment for branch acquisition	4,528	---
Proceeds from maturity and principal pay downs of securities held to maturity	394	685
Purchases of securities available for sale	(96,544)	(94,664)
Purchases of securities held to maturity	(1,688)	(2,857)
Proceeds from maturities, calls and principal pay downs of securities available for sale	43,066	65,346
Proceeds from sale of securities held to maturity	491	---
Proceeds from sale of securities available for sale	35,763	35,845
Net increase in Federal Home Loan Bank stock	(1,531)	(1,041)
Net loans made to customers	(34,451)	(27,203)
Capital expenditures	(457)	(781)
Net cash used in investing activities	(50,429)	(24,670)

Cash flows from financing activities:
Net increase in deposits	36,995	12,991
Net decrease in securities sold under repurchase agreements	(3,326)	(1,641)
Proceeds from Federal Home Loan Bank advances	25,000	31,800
Repayment of Federal Home Loan Bank advances	(10,559)	(17,477)
Purchases of treasury stock	(801)	(1,238)
Proceeds from exercise of stock options	288	155
Payments of dividends	(1,860)	(1,795)
Net cash provided by financing activities	45,737	22,795

Net increase in cash and cash equivalents	532	2,750
Cash and cash equivalents at beginning of period	14,469	12,867
Cash and cash equivalents at end of period	$ 15,001	$15,617

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 8,491	$ 8,406
Income taxes, net of refunds	935	1,458

Non-cash transactions:
Transfer from loans to other real estate owned	$ ---	$ (46)
Acquired other real estateowned	---	335

Unrealized depreciation on securities available for sale, net of tax of $104 and $815 at September 30, 2004 and 2003, respectively	(203)	(1,582)
Net unrealized (depreciation) appreciation on interest rate swap agreements marked to market, net of $1 and $39, at September 30, 2004 and 2003, respectively	(1)	76
Accretion of net unrealized appreciation related to interest rate swap agreements de-designated in 2004, net of tax of $29	(57)	---

Acquired in branch purchase:
Fair value of loans	$ 12,343	$ ---
Fair value of premises and equipment	980	---
Fair value of core deposit intangible	391	---
Fair value of deposits	(21,100)	---
Excess of fair value of assets over liabilities (goodwill)	2,858	---
Net payment	$ (4,528)	$ ---

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2004
(Dollars in thousands, except per share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform with current period presentation. The net income reported for the three and nine-months ended September 30, 2004 is not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim periods.

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

Note 2: Management’s Use of Estimates

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

Management believes the allowance for loan losses is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of loss in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions, collateral values, the performance of individual loans in relation to contract terms, and estimated fair values of properties to be foreclosed. The use of different estimates or assumptions could produce different provisions for loan losses, and the amount and timing of realized losses and future allowance allocations could vary from current estimates. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance, which also may necessitate future additions or reductions to the allowance, based on information available to them at the time of their examination.

The Company estimates its income taxes for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for income tax return and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from past taxes paid and/or future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2004 and December 31, 2003, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

Note 3: Goodwill and Other Intangible Assets

A summary of goodwill, by subsidiary, capitalized on the Company’s consolidated balance sheet follows:

	January 1, 2003	Goodwill Acquired	September 30, 2003

Bar Harbor Bank & Trust	$375	$ ---	$375
Total	$375	$ ---	$375

	January 1, 2004	Goodwill Acquired	September 30, 2004

Bar Harbor Bank & Trust	$300	$2,858	$3,158
Total	$300	$2,858	$3,158

During the first quarter of 2004, the Company acquired $2,858 in goodwill in connection with the acquisition of a branch in Rockland, Maine by its wholly owned subsidiary, Bar Harbor Bank & Trust (the "Bank").

The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Bank’s acquisition of the Rockland branch. The core deposit intangible asset is being amortized over an estimated useful life of six-years, and is included in other assets on the September 30, 2004 consolidated balance sheet. There was no such intangible asset at December 31, 2003.

A summary of the core deposit intangible asset follows as of September 30, 2004:

Core deposit intangibles:
Gross carrying amount	$391
Less: accumulated amortization	39
Net carrying amount	$352

Amortization expense on the core deposit intangible asset is expected to total $17 for the remainder of 2004, $67 for each year 2005 thru 2009.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine-months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Computation of Earnings Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,100,189	3,201,712	3,102,464	3,150,461
Effect of dilutive stock options	106,633	86,996	110,255	68,104
Diluted	3,206,822	3,288,708	3,212,719	3,218,565

EARNINGS PER SHARE:
Basic	$ 0.63	$ 0.39	$ 1.35	$ 1.25
Diluted	$ 0.61	$ 0.38	$ 1.30	$ 1.23

Note 5: Stock Based Compensation

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and its Subsidiaries Incentive Stock Option Plan of 2000 that is described more fully in Notes 1 and 16 to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation costs have been reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date.

Had compensation costs for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except for per-share data):

		Earnings Per Share
Three Months Ended September 30, 2004:	Net Income	Basic	Diluted

As reported	$1,943	$0.63	$0.61
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	90	0.03	0.03
Pro forma	$1,853	$0.60	$0.58

		Earnings Per Share
Three Months Ended September 30, 2003:	Net Income	Basic	Diluted

As reported	$1,229	$0.39	$0.38
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	77	0.02	0.02
Pro forma	$1,152	$0.37	$0.36

		Earnings Per Share
Nine Months Ended September 30, 2004:	Net Income	Basic	Diluted

As reported	$4,182	$1.35	$1.30
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	329	0.11	0.10
Pro forma	$3,853	$1.24	$1.20

		Earnings Per Share
Nine Months Ended September 30, 2003:	Net Income	Basic	Diluted

As reported	$3,945	$1.25	$1.23
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	234	0.07	0.07
Pro forma	$3,711	$1.18	$1.16

Note 6: Retirement Plans

The Company sponsors a post retirement benefit plan, which provides medical and life insurance to eligible employees. The Company also has non-qualified supplemental retirement agreements for certain active and retired officers.

The following tables provide the net periodic benefit costs for the three and nine-months ended September 30, 2004 and 2003:

	Health Care and Life Insurance Benefits		Supplemental Executive Retirement Plans

Three Months Ended	2004	2003	2004	2003

Service Cost	$ ---	$ ---	$ 70	$ 60
Interest Cost	20	21	38	34
Amortization of Net Loss	(6)	(6)	---	---
Net Periodic Benefit Cost	$ 14	$ 15	$108	$ 94

Nine Months Ended

Service Cost	$ ---	$ ---	$210	$179
Interest Cost	60	63	115	102
Amortization of Net Loss	(18)	(18)	---	---
Net Periodic Benefit Cost	$42	$ 45	$325	$281

The Company is expected to contribute $454 to the foregoing plans in 2004. As of September 30, 2004, the Company had contributed $343 to the plans.

Note 7: Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit.

Exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for commitments to make loans, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items, such as loans. At September 30, 2004 and December 31, 2003, commitments to extend credit and unused lines of credit totaled $115,405 and $98,874, respectively. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, these amounts do not necessarily represent future cash commitments. Collateral obtained upon funding of the commitment is determined on a case-by-case basis using management’s credit evaluation of the borrower.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are primarily issued in support of third party debt or obligations. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet instruments. Typically, these standby letters of credit have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $1,155 at September 30, 2004 and $2,205 at December 31, 2003. As of September 30, 2004, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 8: Financial Derivative Instruments

At September 30, 2004 the Company had two outstanding derivative instruments with notional principal amounts totaling $20 million, both of which were interest rate swap agreements. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime

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

During the first quarter of 2004, these interest rate swap agreements were de-designated as cash flow hedges and, from the time of de-designation, changes in their fair value and current period net cash flows representing net amounts received from or paid to counterparties agreements were recorded in the consolidated statement of income and included as part of non-interest income. The unrealized gain on these interest rate swap agreements at December 31, 2003 of $86 remained in accumulated other comprehensive income, net of tax, to be accreted into interest income over the remaining terms of the respective swap agreements.

In July 2004, the Financial Accounting Standards Board ("FASB") issued guidance regarding SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:  Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans", in which the FASB indicated the first-payments-received technique for identifying the hedged forecasted transactions (that is, the hedged interest payments) can be used in a cash flow hedge of the variable prime-rate-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of pre-payable interest-bearing loans, provided all other conditions for a cash flow hedge have been met. During the third quarter of 2004 the Company designated its interest rate swap agreements as cash flow hedges and, prospectively from the time of this designation, changes in their fair value are being recorded in other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties are recorded as interest income.

At September 30, 2004, December 31, 2003 and September 30, 2003, the fair value of the interest rate swap agreements were $28, $86 and $388, respectively, and included in other assets on the consolidated balance sheet.

At September 30, 2004 the net unrealized loss on these interest rate swap agreements included in other comprehensive income, net of tax, amounted to $1. At December 31, 2003 and September 30, 2003 the net unrealized gains on these interest rate swap agreements included in other comprehensive income, net of tax, amounted to $57 and $256, respectively.

During the quarter ended September 30, 2004, the Company recorded in non-interest income unrealized appreciation of $428 representing a mark-to-market adjustment for interest rate swap agreements prior to their designation as cash flow hedges, compared with an unrealized loss of $728 recorded in the quarter ended June 30, 2004, and an unrealized gain of $328 recorded in the quarter ended March 31, 2004. For the nine-months ended September 30, 2004, the net unrealized gain on interest rate swap agreements recorded in non-interest income amounted to $29. No such amounts were recorded in non-interest income during 2003.

For the three and nine-months ended September 30, 2004, the total net cash flows received from counter-parties amounted to $89 and $386, respectively, compared with $128 and $324 during the same periods in 2003. Of the $89 in net cash flows received from counter-parties during the three-months ended September 30, 2004, $79 was recorded in non-interest income and $10 in interest income. Of the $386 in net cash flows received from counter-parties during the nine-months ended September 30, 2004, $376 was recorded in non-interest income and $10 in interest income. The $324 in net cash flows received during the nine-months ended September 30, 2003 was recorded in interest income.

Note 9: Business Segments

The Company has determined that its operations are solely in the community banking industry and include the traditional community banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management, trust and third party brokerage services. These products and services have similar distribution methods, types of customers and regulatory responsibilities.

SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In prior reporting periods the Company had also included Financial Services as a business segment and, accordingly, provided segment reporting for that segment. As more fully described in Part I, Item 1 of the Company’s Annual Report on Form 10-K, and Part I, Item 2, Other Events of the Company’s March 31, 2004 Form 10-Q, in December 2003 the Company’s Board of Directors approved a restructuring plan for its wholly owned subsidiary, BTI Financial Group ("BTI"). The restructuring plan simplified and aligned BTI’s brand names and operating model with the Bank. During the first quarter of 2004 the principal elements of the plan were completed, with the results of all operations now viewed as a single strategic unit by the chief operating decision maker. For the year ended December 31, 2003 revenue from Financial Services represented only 5.8% of the Company’s total revenue. In these circumstances, segment information is not required with respect to investment management, trust and third party brokerage services provided by the Company.

Note 10: Recently Issued Accounting Pronouncements

In July 2004, the Financial Accounting Standards Board ("FASB") issued guidance regarding SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:  Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans", in which the FASB indicated the first-payments-received technique for identifying the hedged forecasted transactions (that is, the hedged interest payments) can be used in a cash flow hedge of the variable prime-rate-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of pre-payable interest-bearing loans (or other interest-bearing financial assets), provided all other conditions for a cash flow hedge have been met.   Entities that choose to use the first-payments-received technique are still required by SFAS 133 (as amended) to assess the effectiveness of the cash flow hedging relationship and to recognize ineffectiveness in earnings, if any.    The effective date of the guidance for each reporting entity is the first day of the first fiscal quarter beginning after August 9, 2004.  Early application of the guidance covering this Implementation Issue is permitted.  During the third quarter of 2004 the Company implemented this guidance and designated it prime-rate-based interest rate swap agreements as cash flow hedges. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements or results of operations for the periods ended September 30, 2004, however, prospectively the adoption of the guidance could have a significant impact on the Company’s consolidated financial position.

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, "The Meaning of Other Than Temporary Impairment (Issue 03-1)". The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investments cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

On September 30, 2004, the FASB issued FSP EITF Issue 03-01-1, which delayed the effective date for the measurement and recognition guidance of an impairment loss that is other-than-temporary (i.e. steps 2 and 3 of the impairment model) contained in paragraphs 10-20 of EITF 03-1. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1a. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraphs 6 to 9 of EITF 03-1 (i.e. steps of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22 have not been deferred and should be applied based on the transition provisions in EITF 03-1. Based on the composition of the investment portfolio held at September 30, 2004, EITF 03-1 is not expected to have a material effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue C13, "When a Loan Commitment Is Included in the Scope of Statement 133", requires commitments to originate mortgage loans that will be held for sale upon origination to be accounted for as derivatives, but does not provide guidance on how the fair value of those commitments should be measured. In a December 2003 speech, the SEC staff indicated it believes loan commitments are written options and therefore should never result in the recognition of an asset under SFAS No. 133. Rather, the staff indicated lenders should initially recognize a liability for loan commitments, with the offsetting debit recognized as a derivative loss to the extent a premium is not received from the potential borrower. The staff indicated it would not object to a registrants recognizing loan commitments as assets provided such registrant discontinues that practice for commitments entered into in the first reporting period beginning after March 15, 2004 and provided assets recorded on loan commitments entered into prior to that date are reversed when the related loan closes or the commitment expires. The guidance did not have a significant impact on the Company’s consolidated financial statements or results of operations.

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

Use of Non-GAAP Financial Measures: Certain information is discussed on a fully taxable equivalent basis. Specifically, included in third quarter 2004 and 2003 net interest income was $437 and $416, respectively, of tax-exempt interest income from certain investment securities and loans. For the nine-months ended September 30, 2004 and 2003, the amount of tax-exempt income included in net interest income was $1,219 and $1,218, respectively. An amount equal to the tax benefit derived from this tax-exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax-equivalent adjustments of $193 and $179 in the third quarter of 2004 and 2003 respectively, and $531 and $522 in tax-equivalent adjustments for the nine-months ended September 30, 2004 and 2003, respectively. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

FORWARD LOOKING STATEMENTS DISCLAIMER

The following discussion, as well as certain other statements contained in this Form 10-Q, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by the use of words like "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

Investors are cautioned that forward-looking statements are inherently uncertain. Forward-looking statements include, but are not limited to, those made in connection with estimates with respect to the future results of operation, financial condition, and the business of the Company which are subject to change based on the impact of various factors that could cause actual results to differ materially from those projected or suggested due to certain risks and uncertainties. Those factors include but are not limited to:

(i) The Company's success is dependant to a significant extent upon general economic conditions in Maine, and Maine's ability to attract new business, as well as factors which affect tourism, a major source of economic activity in the Company’s immediate market areas;

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

(v) A significant delay in or inability to execute strategic initiatives designed to increase revenues and or control expenses;

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

Income Taxes – The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2004 and December 31, 2003, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

SUMMARY OVERVIEW

The Company reported consolidated net income of $1,943 or fully diluted earnings per share of $0.61 for the three-months ended September 30, 2004, compared with $1,229 or fully diluted earnings per share of $0.38 for the same quarter in 2003, representing increases of $714 and $0.23, or 58.1% and 60.5%, respectively. The annualized return on average assets ("ROA") and average shareholders’ equity ("ROE") amounted to 1.15% and 13.71%, respectively, compared with 0.87% and 9.29% for the same quarter in 2003.

As more fully enumerated below, several factors contributed favorably to the Company’s third quarter performance compared with the same quarter in 2003, the more significant of which included: a $551 increase in net interest income; the recording of $428 a mark-to-market adjustment for unrealized appreciation on interest rate swap agreements; a $136 increase in net gains on the sale of investment securities; and a $90 decline in the provision for loan losses.

For the nine-months ended September 30, 2004, consolidated net income amounted to $4,182 or fully diluted earnings per share of $1.30, compared with $3,945 or fully diluted earnings per share of $1.23 for the same period in 2003, representing increases of $237 and $0.07, or 6.0% and 5.7%, respectively. The ROA and ROE amounted to 0.87% and 9.52% respectively, compared with 0.95% and 9.85% for the first nine-months of 2003.

As more fully enumerated below, the more significant factors unfavorably impacting the Company’s year-to-date results of operations compared with the same period in 2003 included: a decline of $436 in net gains on the sale of investment securities; a $317 increase in marketing and public relations costs principally related to the Company’s previously announced corporate re-branding and market research initiatives; other-than-temporary impairment write-downs of certain non-marketable equity investments amounting to $189 compared with none during 2003; and the recording of a $160 loss associated with certain trust activities. The foregoing items were offset in part by a $465 increase in net interest income and a $270 decline in the provision for loan losses.

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

For the quarter ended September 30, 2004, net interest income on a fully tax equivalent basis amounted to $5,505, compared with $4,940 during the third quarter of 2003, representing an increase of $565, or 11.4%. The increase in net interest income was principally attributed to the $97,418 or 18.1% increase in average earning assets when comparing the three-months ended September 30, 2004 with the same period in 2003, as the net interest margin declined 20 basis points between periods.

For the nine-months ended September 30, 2004, net interest income on a fully tax-equivalent basis amounted to $15,482, compared with $15,008 during the same period in 2003, representing an increase of $474, or 3.2%. The increase in net interest income during the nine-months ended September 30, 2004 compared with the same period in 2003 was principally attributed to an $81,304 or 15.5% increase in average earning assets, as the net interest margin declined 41 basis points between these two periods.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables set forth an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and nine-months ended September 30, 2004, and 2003, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003

	2004	2004	2004	2003	2003	2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$422,640	$6,108	5.75%	$375,792	$5,850	6.18%
Taxable investment securities	162,632	1,637	4.00%	117,717	1,178	3.97%
Non-taxable investment securities (3)	35,008	604	6.86%	31,117	554	7.06%
Total Investments	197,640	2,241	4.51%	148,834	1,732	4.62%
Investment in Federal Home Loan Bank Stock	11,726	89	3.02%	8,969	68	3.01%
Fed Funds sold, money market funds, and time deposits with other banks	2,158	10	1.84%	3,151	18	2.27%

Total Earning Assets	634,164	8,448	5.30%	536,746	7,668	5.67%

Non Interest Earning Assets:
Cash and due from banks	9,626			9,627
Allowance for loan losses	(4,923)			(5,301)
Other Assets (2)	31,342			27,014
Total Assets	$670,209			$568,086

Interest Bearing Liabilities:
Deposits	$333,319	$1,120	1.34%	$277,408	$1,041	1.49%
Securities sold under repurchase agreements	10,215	29	1.13%	12,145	37	1.21%
Other borrowings	207,895	1,794	3.43%	166,660	1,650	3.93%
Total Borrowings	218,110	1,823	3.33%	178,805	1,687	3.74%
Total Interest Bearing Liabilities	551,429	2,943	2.12%	456,213	2,728	2.37%
Rate Spread			3.18%			3.30%

Non Interest Bearing Liabilities:
Demand Deposits	57,610			50,203
Other Liabilities	4,785			8,611
Total Liabilities	613,824			515,027
Shareholders' Equity	56,385			53,059
Total Liabilities and Shareholders' Equity	$670,209			$568,086
Net Interest Income and Net Interest Margin (3)		5,505	3.45%		4,940	3.65%
Less: Tax Equivalent Adjustment		(193)			(179)
Net Interest Income		$5,312	3.33%		$4,761	3.52%
  For purposes of these computations, non-accrual loans are included in average loans.
  For purposes of these computations, investment securities and available for sale securities are at amortized cost and net unrealized gains (losses) on available-for-sale securities are recorded in other assets.
  For purposes of these computations, reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003

	2004	2004	2004	2003	2003	2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$409,197	$17,567	5.73%	$363,075	$17,556	6.46%
Taxable investment securities	149,565	4,500	4.02%	119,643	3,981	4.45%
Non-taxable investment securities (3)	33,885	1,664	6.56%	30,571	1,626	7.11%
Total Investments	183,450	6,164	4.49%	150,214	5,607	4.99%
Investment in Federal Home Loan Bank Stock	10,595	205	2.58%	8,609	202	3.14%
Fed Funds sold, money market funds, and time
deposits with other banks	2,955	37	1.67%	2,995	49	2.19%

Total Earning Assets	606,197	23,973	5.28%	524,893	23,414	5.96%

Non Interest Earning Assets:
Cash and due from banks	8,477			7,993
Allowance for loan losses	(5,231)			(5,215)
Other Assets (2)	34,327			27,049
Total Assets	$643,770			$554,720

Interest Bearing Liabilities:
Deposits	$320,629	$ 3,191	1.33%	$273,238	$3,346	1.64%
Securities sold under repurchase agreements	12,744	108	1.13%	12,293	130	1.41%
Other borrowings	196,968	5,192	3.52%	163,461	4,930	4.03%
Total Borrowings	209,712	5,300	3.38%	175,754	5,060	3.85%
Total Interest Bearing Liabilities	530,341	8,491	2.14%	448,992	8,406	2.50%
Rate Spread			3.14%			3.46%

Non Interest Bearing Liabilities:
Demand Deposits	49,107			43,566
Other Liabilities	5,644			8,590
Total Liabilities	585,092			501,148
Shareholders' Equity	58,678			53,572
Total Liabilities and Shareholders' Equity	$643,770			$554,720
Net Interest Income and Net Interest Margin (3)		15,482	3.41%		15,008	3.82%
Less: Tax Equivalent Adjustment		(531)			(522)
Net Interest Income		$14,951	3.29%		$14,486	3.69%

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

During the three and nine-months ended September 30, 2004, the Bank continued to experience considerable margin erosion in the low interest rate environment compared with the same periods in 2003. The net interest margin amounted to 3.45% during the third quarter of 2004 compared with 3.65% during the same quarter in 2003, representing a decline of 20 basis points. For the nine-months ended September 30, 2004 the net interest margin amounted to 3.41% compared with 3.82% during the same period in 2003, representing a decline of 41 basis points.

The prolonged, historically low interest rate environment has caused sharp yield declines on the Bank’s variable rate earning assets and accelerated prepayment speeds on fixed rate earning assets, driven in part by loan refinancing activity and accelerated cash flows from the investment securities portfolio. Comparing the nine-months ended September 30, 2004 with the same period in 2003, the decline in the average yield on interest earning assets exceeded the decline in the rate paid on interest bearing liabilities by 32 basis points. During the twelve months ended September 30, 2004, the Bank’s earning asset base continued to cycle into the current rate environment while most of the funding base had already reset to current interest rate levels or reached their assumed floors.

Management believes the Bank’s strategy of maintaining an asset sensitive balance sheet has contributed to the net interest margin decline over the past year. While an asset sensitive balance sheet pressures the net interest margin and net interest income in an extended flat or declining interest rate environment, it typically strengthens it in a rising rate environment, a scenario management anticipates is more likely to occur. The Bank has been deliberate in its efforts to manage the interest rate risk associated with the addition of fixed rate earning assets to the balance sheet during a period of historically low interest rates. Management believes that its current strategy of maintaining an asset sensitive balance sheet is important to the Company’s long-term success and such posture better positions it for rising interest rates and an improving economy.

In late June of 2004, the Board of Governors of the Federal Reserve System (the "Federal Reserve") began increasing short-term interest rates. As management anticipated, the three recent increases in the Federal Funds rate totaling 75 basis points favorably impacted the Bank’s net interest margin during the three-months ended September 30, 2004. For the quarter ended September 30, 2004 the Bank’s net interest margin was 3.45% compared with 3.28% during the quarter ended June 30, 2004, representing an improvement of 17 basis points.

The Bank’s interest rate sensitivity position is more fully described in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the quarter ended September 30, 2004, total interest income, on a fully tax equivalent basis, amounted to $8,448 compared with $7,668 for the same quarter in 2003, representing an increase of $780, or 10.2%. For the nine-months ended September 30, 2004 total interest income, on a fully tax equivalent basis amounted to $23,973 compared with $23,414 during the same period in 2003, representing an increase of $559, or 2.4%.

The increases in interest income were principally attributed to the growth in average earning assets between reporting periods, as earning asset yields posted declines of 37 and 68 basis when comparing the three and nine-month periods ended September 30, 2004 with the same periods in 2003. Principally reflecting the Federal Reserve’s recent increases in short-term interest rates, the yield on earning assets amounted to 5.28% during the current quarter ended September 30, 2004, compared with 5.14% during the quarter ended June 30, 2004.

As discussed above, the three and nine-month declines in total interest income attributed to lower yields were largely offset by growth in average earning assets. As depicted on the following rate / volume analysis tables, the volume of interest earning assets added to the balance sheet since the third quarter of 2003 contributed $2,824 to third quarter 2004 interest income, offset by a decline of $2,044 attributed to the impact of lower yields and interest rates. For the nine-months ended September 30, 2004, the volume of interest earning assets contributed $4,202 to interest income, offset by a decline of $3,643 attributed to the impact of lower yields and interest rates.

Interest Expense - Total interest expense for the quarter ended September 30, 2004 amounted to $2,943 compared with $2,728 during the same quarter in 2003, representing an increase of $215, or 7.9%. For the nine-months ended September 30, 2004, total interest expense amounted to $8,491 compared with $8,406 during the same period in 2003, representing an increase of $85, or 1.0%.

The increase in interest expense during the three and nine-months ended September 30, 2004 was principally attributed to the increases in average interest bearing liabilities amounting to $95,216 or 20.9%, and $81,349 or 18.1%, compared with the same periods in 2003, respectively. These increases were substantially offset by declines in the average cost of funds which during the three and nine-month periods ended September 30, 2004 amounted to 2.12% and 2.14%, compared with 2.37% and 2.50% during the same periods in 2003, representing declines of 25 and 36 basis points, respectively.

The declines in the average cost of interest bearing funds was principally attributed to the historically low interest rate environment, prompting management to reduce rates on non-maturity deposits while maturing time deposits were being replaced at prevailing lower rates. During the three and nine-months ended September 30, 2004, the total average cost of interest bearing deposits amounted to 1.34% and 1.33%, compared with 1.49% and 1.64% during the same periods in 2003, representing declines of 15 and 31 basis points, respectively.

During the three and nine-months ended September 30, 2004, the average cost of borrowings amounted to 3.33% and 3.38%, compared with 3.74% and 3.85% during the same periods in 2003, representing declines of 41 and 47 basis points, respectively. These declines were principally attributed to the replacement of maturing borrowed funds at prevailing low interest rates. The disproportionate rate of decline in the current quarter compared with the nine-months ended September 30, 2004, reflects the impact of recent interest rate increases by the Federal Reserve on the Bank’s short-term borrowing base.

Consistent with the Bank’s asset and liability management strategies, a portion of the Bank’s borrowings have longer maturities than the funding provided by traditional deposits in order to preserve the sensitivity of net interest income in a rising interest rate environment. While the use of longer maturity borrowings to fund earning assets naturally results in less net interest income, they more closely match the maturities of fixed rate earning assets being added to the balance sheet, and lessen the degree of exposure to interest rate risk.

As discussed above, the three and nine-month declines in total interest expense resulting from lower interest rates were largely offset by increases in interest bearing liabilities. As depicted on the rate / volume analysis tables below, the volume of interest bearing liabilities added to the balance sheet since the third quarter of 2003 contributed $1,820 to third quarter 2004 interest expense, offset by a reduction of $1,605 due to lower interest rates. For the nine-months ended September 30, 2004, the impact of lower interest rates reduced interest expense by $1,850, offset by an increase of $1,935 attributed to the volume of interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS SEPTEMBER 30, 2003
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$2,230	$(1,972)	$258
Taxable investment securities	387	72	459
Non-taxable investment securities (2)	142	(92)	50
Investment in Federal Home Loan Bank stock	19	2	21
Fed Funds sold, money market funds, and time deposits with other banks	46	(54)	(8)

TOTAL EARNING ASSETS	$2,824	$(2,044)	$780

Interest bearing deposits	612	(533)	79
Securities sold under repurchase agreements	19	(27)	(8)
Other borrowings	1,189	(1,045)	144
TOTAL INTEREST BEARING LIABILITIES	$1,820	$(1,605)	$215

NET CHANGE IN NET INTEREST INCOME	$1,004	$ (439)	$565

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) Reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS SEPTEMBER 30, 2003
INCREASES (DECREASES) DUE TO:

	Average	Average	Net
	Volume	Rate	Interest Income

Loans (1,2)	$2,813	$(2,802)	$ 11
Taxable investment securities	1,116	(597)	519
Non-taxable investment securities (2)	219	(181)	38
Investment in Federal Home Loan Bank stock	55	(52)	3
Fed Funds sold, money market funds, and time
deposits with other banks	(1)	(11)	(12)

TOTAL EARNING ASSETS	$4,202	$(3,643)	$559

Interest bearing deposits	733	(888)	(155)
Securities sold under repurchase agreements	7	(29)	(22)
Other borrowings	1,195	(933)	262
TOTAL INTEREST BEARING LIABILITIES	$1,935	$(1,850)	$ 85

NET CHANGE IN NET INTEREST INCOME	$2,267	$(1,793)	$474

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) Reported on a tax-equivalent basis.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. For the quarter ended September 30, 2004, total non-interest income amounted to $2,498 compared with $1,919 for the same quarter in 2003, representing an increase of $579, or 30.2%. For the nine-months ended September 30, 2004, total non-interest income amounted to $5,150 compared with $5,357 during the same period in 2003, representing a decline of $207, or 3.9%.

Net Gains on the Sale of Securities: During the three-months ended September 30, 2004 net gains on the sale of securities amounted to $239 compared with $103 during the same period in 2003, representing an increase of $136, or 132.0%. During the nine-months ended September 30, 2004, net gains on the sale of securities amounted to $432 compared with $868 during the same period in 2003, representing a decline of $436, or 50.2%. The interest rate environment during the first nine-months of 2004 and characteristics of the Bank’s securities portfolio did not present as much opportunity or need for securities repositioning transactions, as was the case during the same period in 2003.

There is no assurance that the recording of securities gains will continue in future reporting periods at 2004 and 2003 levels. It is important to note, however, that the available for sale investment securities portfolio is managed on a total return basis, in concert with well-structured asset/liability management policies. Bank management will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and the Bank’s needs for adequate liquidity.

Net Income on Interest Rate Swap Agreements: During the three and nine-months ended September 30, 2004, the Bank recorded net income on interest rate swap agreements amounting to $507 and $404, respectively, whereas no income or losses were recorded in non-interest income during the same periods in 2003.

As more fully enumerated in Part I, Note 8 of the consolidated interim financial statements of this report on Form 10-Q, in the first quarter of 2004 the Company de-designated its interest rate swap agreements as cash flow hedges. In prior reporting periods, changes in the fair value of the interest rate swap agreements were recorded on the consolidated balance sheet in other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties were recorded as interest income. From the time of their de-designation, changes in their fair value and current period net cash flows were recorded in non-interest income, creating potential earnings volatility, consistent with volatility in the U.S. Treasury curve.

In July 2004, the Financial Accounting Standards Board ("FASB") issued guidance regarding SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:  Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans", in which the FASB indicated the first-payments-received technique for identifying the hedged forecasted transactions (that is, the hedged interest payments) can be used in a cash flow hedge of the variable prime-rate-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of pre-payable interest-bearing loans, provided all other conditions for a cash flow hedge have been met. During the third quarter of 2004 the Company designated its interest rate swap agreements as cash flow hedges and, from the time of this designation, changes in their fair value are being recorded on the consolidated balance sheet in other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties are recorded as interest income.

During the quarter ended September 30, 2004, the Company recorded in non-interest income an unrealized gain of $428 representing a mark-to-market adjustment for interest rate swap agreements prior to their designation as cash flow hedges, compared with an unrealized loss of $728 recorded in the quarter ended June 30, 2004, and an unrealized gain of $328 recorded in the quarter ended March 31, 2004. These changes reflected the movements in the U.S Treasury yield curve between reporting periods. For the nine-months ended September 30, 2004, the net unrealized gain on interest rate swap agreements recorded in non-interest income amounted to $29. No interest rate swap agreement mark-to-market gains or losses were recorded in non-interest income during 2003.

For the three and nine-months ended September 30, 2004, the net cash flows received from counter-parties and recorded in non-interest income amounted to $79 and $376. During the nine-months ended September 30, 2003, there were no net cash flows received from counter-parties recorded in non-interest income.

The Bank’s interest rate swap agreements are discussed in further detail under Item 2 of this Form 10-Q, Derivative Instruments / Counter-party Risk and is incorporated herein by reference.

Trust and Other Financial Services: For the three and nine-months ended September 30, 2004 income from trust and other financial services amounted to $429 and $1,419 compared with $490 and $1,693 during the same periods in 2003, representing declines of $61 and $274, or 12.5% and 16.2%, respectively.

Income from trust and other financial services is principally derived from fee income related to the market value of client assets managed and held in custody and, to a lesser extent, third party brokerage services. The decrease in fee income in part reflects a decline in average managed assets when comparing the nine-months ended September 30, 2004 with the same period in 2003. Revenue from third party brokerage activities also posted three and nine-month declines compared with 2003 levels, principally reflecting lower trading volumes, including sales of mutual funds and annuity products.

At September 30, 2004, total managed assets at Bar Harbor Trust Services, a Maine non-depository trust company and second tier subsidiary of the Company, stood at $179,658, compared with $176,127 at December 31, 2003, and $171,017 at September 30, 2003.

Service Charges on Deposits: Income generated from service charges on deposit accounts totaled $395 and $1,149 during the three and nine-months ended September 30, 2004, representing a decrease of $24 or 5.7% and an increase of $13 or 1.1% compared with the same periods in 2003, respectively. The Bank has not increased its service charge fees on deposit accounts over the past few years, while customers have been closing and consolidating small accounts, moving to relationship products having lower fees, and reducing their volume of account overdrafts.

Credit Card Service Charges and Fees: This income is principally generated from merchant credit card processing fees. During the three and nine-months ended September 30, 2004 these fees amounted to $787 and $1,311 respectively, representing increases of 1.4% and 2.7% compared with the same periods in 2003.

Non-interest Expense

For the three and nine-months ended September 30, 2004, total non-interest expenses amounted to $5,032 and $14,249 compared with $4,920 and $14,020 during the same periods in 2003, representing increases of $112 and $229, or 2.3% and 1.6%, respectively.

Salaries and Employee Benefit Expenses: For the three and nine-months ended September 30, 2004, salaries and employee benefit expenses amounted to $2,297 and $6,823 compared with $2,305 and $7,130 during the same periods in 2003, representing declines of $8 and $307, or 0.4% and 4.3%, respectively. The year-over-year declines in salaries and benefit expenses were principally attributed to lower employee incentive compensation and staffing levels compared with the same periods in 2003.

Branch Office Integration Expenses: Included in first quarter and year-to date 2004 non-interest expenses were a variety of costs related to integration activities associated with the Bank’s acquisition of a branch office in the community of Rockland, Maine, amounting to approximately $120. These expenses are included in salaries and benefits, occupancy, furniture and equipment, and other operating expenses.

Occupancy, Furniture and Equipment Expenses: For the three and nine-months ended September 30, 2004, occupancy, furniture and equipment expenses amounted to $709 and $2,141 compared with $682 and $1,977 during the same periods in 2003, representing increases of $27 and $164, or 4.0% and 8.3%, respectively. The increases were attributed to a number of factors including both one-time and ongoing expenses associated with the Bank’s acquisition of the Rockland branch office, expenses associated with the Company’s re-branding initiative, and normal increases in a variety of occupancy related costs.

Other Operating Expenses: For the three and nine-months ended September 30, 2004, other operating expenses amounted to $1,445 and $4,341 compared with $1,434 and $4,084 during the same periods in 2003, representing increases of $11 and $257, or 0.8% and 6.3%, respectively.

Included in third quarter and year-to-date 2004 other operating expenses were a variety of costs associated with the Company’s previously announced corporate re-branding and market research initiatives. The Company introduced updated logos and simplified corporate identities, together with a comprehensive marketing program offering certain new banking product packages such as Home Plus and Ideal Checking. For the nine-months ended September 30, 2004 marketing and public relations expenses amounted to $651 compared with $334 during the same period in 2003, representing an increase of $317, or 94.9%.

Included in 2004 year-to-date other operating expenses were the write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired amounting to $189, of which $15 was recorded during the third quarter. No impairment write-downs were recorded during 2003. These investment funds, originating as far back as 1987 and in some cases qualifying for Community Reinvestment Act credit, generally represent socially responsible venture capital investments in small businesses throughout Maine and New England. The total amount of the 2004 impairment write-downs represented 28.1% of their book value recorded at cost.

Included in year-to-date other operating expenses was a loss recorded during the second quarter of 2004 at Bar Harbor Trust Services, amounting to $160 and associated with a trust account investment authorized by the beneficiaries of the trust, however subsequently deemed by management as inappropriate.

Provision For Loan Losses

During the three and nine-months ended September 30, 2004 the Bank recorded provisions for loan losses amounting to $30 and $150 compared with $120 and $420 during the same periods in 2003, representing decreases of $90 and $270, or 75.0% and 64.3%, respectively.

The provision for loan losses reflects the amount necessary to maintain the Allowance for Loan Losses ("allowance") at a level that, in management’s judgment, is appropriate for the amount of inherent risk of loss in the current loan portfolio. Non-performing loans have declined $644 and $703, or 43.1% and 45.3% compared with December 31, 2003 and September 30, 2003, respectively, and remain at low levels. The allowance for loan losses expressed as a percentage of non-performing loans strengthened to 563% at September 30, 2004, compared with 353% and 339% at December 31, 2003 and September 30, 2003. While year-to-date 2004 net charge-offs of $645 have shown an increase of $515 compared with the first nine-months of 2003, management does not consider these as being reflective of the overall credit quality of the loan portfolio, as $506 of year-to-date charge offs were attributed to two relationships and were adequately provided for in the Bank’s previously recorded allowance for loan losses.

Based upon the continued performance of the loan portfolio, combined with certain improvements with respect to specific credit relationships, the provision was decreased during the three and nine-months ended September 30, 2004 as compared with the same periods in the prior year as noted above. Refer to Part I, Item 2, Allowance for Loan Losses and Provision, in this Form 10-Q for further discussion and analysis regarding the provision for loan losses, which is incorporated herein by reference.

Income Taxes

Income taxes amounted to $805 and $1,520 for the three and nine-months ended September 30, 2004, representing increases of $394 and $62, or 95.9% and 4.3% compared with the same periods in 2003, respectively. For the three-months ended September 30, 2004 the increase in income taxes outpaced the increase in pre-tax earnings principally due to non-taxable income generated from the Bank’s securities and loan portfolios bearing a smaller percentage of income before income taxes than the comparable period in 2003.

The Company's effective tax rate for the three and nine-month periods ended September 30, 2004 amounted to 29.3% and 26.7%, compared with 25.1% and 27.0% for the same periods in 2003, respectively. The income tax provisions for these periods are less than the expense that would result from applying the federally statutory rate of 34% to income before income taxes principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance. For the three-months ended September 30, 2004, the effective tax rate posted a decline compared with the same quarter in 2003, principally due to non-taxable income bearing a smaller percentage of income before income taxes than the comparable period in 2003.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and investment securities, which at September 30, 2004 represented 65.6% and 26.9% of total assets, respectively. At September 30, 2004 total assets amounted to $654,699 compared with $583,746 at December 31, 2003 and $578,944 at September 30, 2003, representing increases of $70,953 and $75,755, or 12.2% and 13.1%, respectively.

The increase in total assets from December 31, 2003 was driven by a $46,149 or 12.0% increase in loans, combined with a $17,810 or 11.2% increase in investment securities. The Company’s year- to-date asset growth was funded with a $58,095 or 17.1% increase in deposits, and an $11,115 or 6.0% increase in borrowed funds.

Loan Portfolio

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table represents the components of the Bank's loan portfolio, net of deferred loan origination fees and costs, as of September 30, 2004, December 31, 2003 and September 30, 2003.

LOAN PORTFOLIO SUMMARY

	September 30, 2004	December 31, 2003	September 30, 2003

Real estate loans:
Construction and development	$ 18,391	$ 12,639	$ 14,312
Mortgage	350,573	323,554	304,536
Loans to finance agricultural production and other loans to farmers	15,106	11,719	11,772
Commercial and industrial loans	31,715	19,167	30,144

Loans to individuals for household,
family and other personal expenditures	11,297	11,775	11,977
All other loans	2,475	4,554	5,997

TOTAL LOANS	$429,557	$383,408	$378,738

Less: Allowance for possible loan losses	4,783	5,278	5,265

NET LOANS	$424,774	$378,130	$373,473

Total Loans: Total loans at September 30, 2004 amounted to $429,557, representing an increase of $46,149 or 12.0% compared with December 31, 2003, and an increase of $50,819 or 13.4%, compared with September 30, 2003.

The increase in loan balances compared with December 31, 2003 reflects $12,343 in loans acquired in connection with the February 13, 2004 Rockland branch acquisition, principally consumer real estate loans.

Excluding the acquired Rockland branch loan portfolio, at September 30, 2004 total loans have increased $33,806 or 8.8% compared with December 31, 2003. Commercial lending contributed 62.7% to this growth while consumer lending contributed 37.3%.

Following record refinancing activity over the past two-years and a rise in interest rates that began in the latter part of 2003, consumer real estate loan originations slowed during the first nine-months of 2004, but growth continued as new purchase transactions accounted for an increasing proportion of the loan origination pipeline. In addition, home equity loan activity has been strong, accounting for almost half of the year-to-date 2004 increase in consumer real estate loans.

Loan origination activity has benefited from a still-favorable market interest rate environment, a stable local economy, and initiatives designed to expand the Bank's product offerings and attract new customers while continuing to leverage its existing customer base.

At September 30, 2004 real estate loans comprised 85.7% of the loan portfolio, compared with 87.4% at December 31, 2003 and 83.9% at September 30, 2003. The continued strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank's market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no significant deterioration in the performance or risk characteristics of the real estate loan portfolio.

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, the Bank's Senior Loan Committee, oversight from the Bank's Senior Credit Officer, the Director's Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to Management's review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans at the dates indicated:

TOTAL NON-PERFORMING LOANS

	September 2004	December 2003	September 2003
Loans accounted for on a non-accrual basis:
Real estate loans:
Construction and development	$ 24	$ 114	$ 154
Mortgage	652	1,113	1,173
Loans to finance agricultural production and other loans to farmers	13	22	23
Commercial and industrial loans	6	9	4
Loans to individuals for household, family and other personal expenditures	25	37	31
Total non-accrual loans	720	1,295	1,385
Accruing loans contractually past due 90 days or more	130	199	168
Total non-performing loans	$850	$1,494	$1,553

Allowance for Loan Losses to non-performing loans	563%	353%	339%
Non-Performing to Total Loans	0.20%	0.39%	0.41%

During the quarter ended September 30, 2004, non-performing loans remained at relatively low levels. At September 30, 2004, total non-performing loans amounted to $850, or 0.20% of total loans, compared with $1,494 or 0.39% at December 31, 2003, and $1,553 or 0.41% at September 30, 2003.

While the non-performing loan ratios continued to reflect the favorable quality of the loan portfolio during the three and nine-month periods ended September 30, 2004, the Bank is cognizant of soft economic conditions overall, and is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, interest rates, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. At September 30, 2004, OREO, included in other assets, amounted to $34, compared with $34 at December 31, 2003 and $369 at September 30, 2003.

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

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $695 as of September 30, 2004, compared with $1,258 as of December 31, 2003. The related allowances for loan losses on these impaired loans amounted to $86 and $394, as of September 30, 2004 and December 31, 2003, respectively.

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

The Bank's loan loss experience showed an increase during the first nine-months of 2004 compared with the same period in 2003. Net charge-offs amounted to $645, or annualized net charge offs to average loans outstanding of 0.21%, compared with net charge-offs of $130, or annualized net charge offs to average loans outstanding of 0.05% during the nine-months ended September 30, 2003. Year-to-date 2004 net charge-offs have shown an increase of $515 compared with the first nine-months of 2003. The increase in net charge-offs was principally attributed to two relationships amounting to $506, and these were adequately provided for in the Bank’s previously recorded allowance for loan losses.

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type for the nine-month periods ended September 30, 2004 and 2003.

ALLOWANCE FOR LOAN LOSSES
NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003

	2004	2003

Balance at beginning of period	$ 5,278	$ 4,975
Charge offs:
Commercial, finance agricultural, and other loans to farmers	472	58
Real estate:
Construction and development	35	4
Mortgage	65	121
Installments and other loans to individuals	245	98
Total charge offs	817	281

Recoveries:
Commercial, finance agricultural, and other loans to farmers	56	20
Real estate:
Construction and development	---	---
Mortgage	48	79
Installments and other loans to individuals	68	52
Total recoveries	172	151

Net charge offs	645	130
Provision charged to operations	150	420

Balance at end of period	$ 4,783	$ 5,265

Average loans outstanding during Period	$409,197	$363,075

Annualized net charge offs to average loans outstanding	0.21%	0.05%

The September 30, 2004 allowance calculation incorporates loss estimates relating to loans to borrowers involved in the Maine wild blueberry industry, principally centered in Washington County, Maine. During the fourth quarter of 2003 certain legal matters developed regarding the blueberry industry, the uncertainties of which warranted recognition of certain increases in credit risk. While more recent developments appear favorable, at September 30, 2004 the adequacy analysis of the allowance incorporates management’s estimate of inherent risk of loss with respect to this industry segment.

There were no material changes in loan concentrations during the three-month period ended September 30, 2004.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses at September 30, 2004, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

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

At September 30, 2004, total investment securities amounted to $176,197, compared with $158,387 and $154,312 at December 31, 2003 and September 30, 2003, representing increases of $17,810 and $21,885, or 11.2% and 14.2%, respectively.

The majority of the 2004 growth in the investment securities portfolio occurred during the second quarter of 2004. Securities added to the portfolio predominately consisted of mortgage-backed securities with average durations ranging between two and three years. This action was taken as market yields climbed to a two-year high, presenting some long awaited opportunities for the Bank to increase its earning assets and leverage its strong capital position.

In light of the low interest rate environment over the past couple of years and the high degree of interest rate volatility, the Bank’s investment strategy has been focused on maintaining a securities portfolio with an overall relatively short average duration, thereby reducing the exposures associated with sustained increases in interest rates. This was accomplished through investments in securities with predictable cash flows and relatively short average lives such as, 10-year fully amortizing mortgage-backed securities and other high coupon mortgage-backed securities. The Bank’s strategy has been to position the securities portfolio defensively with a steady stream of future cash flows. While sacrificing some yield in the near-term, the Bank’s objectives were to maintain a reasonable level of net interest income, manage longer-term interest rate and market risk, and position the portfolio for a rising interest rate environment and an improving economy.

Securities held to maturity ("HTM") are those where the Bank has the positive intent and ability to hold until maturity. At December 31, 2003, the HTM portfolio consisted exclusively of long-term, tax-exempt municipal bonds, with one exception; namely, a $461 mortgage-backed security ("MBS") originally purchased in 2002 for Community Reinvestment Act ("CRA") benefits, amounting to $1,518. The underlying collateral consisted of low-income housing loans in the state of Maine. By their nature, CRA investments typically have higher purchase premiums because of the positive CRA effect. In this case, the original premium paid by the Bank amounted to $31. Subsequent to the purchase, the Bank’s primary regulator advised that the MBS did not qualify for CRA credit because the loans were not in the Bank’s immediate market area, in effect diminishing the value of the unamortized premium recorded on the Bank’s balance sheet. During the first quarter of 2004, the Bank sold the bond and realized a gain of $16, and no longer holds any MBS’s in its HTM portfolio.

Deposits

The most significant funding source for earning assets continues to be core customer deposits that are gathered through the Bank's retail branch network. At September 30, 2004 total deposits amounted to $397,175 compared with $339,080 and $335,006 at December 31, 2003 and September 30, 2003, representing increases of $58,095 and $62,169, or 17.1% and 18.6%, respectively.

A portion of the Bank’s deposit base has historically been seasonal in nature, with balances declining during winter and early spring while peaking in the fall. The seasonal outflow of deposits has typically been replaced with cash flows from the securities portfolio or short-term borrowings.

The $58,095 increase in deposits at September 30, 2004 compared with December 31, 2003 was principally attributed to $20,459 in deposits acquired in connection with the February 13, 2004, Rockland branch acquisition and $16,870 in deposits from the new institutional money market account offered to clients of Bar Harbor Trust Services.

Excluding acquired Rockland branch office deposits and the new institutional money market account, total deposits at September 30, 2004 represented increases of $20,766 and $24,840, or 6.1% and 7.4%, compared with December 31, 2003 and September 30, 2003, respectively.

Deposit growth has been led by savings and money market accounts, which increased $29,318 and $32,874, or 26.8% and 31.1% compared with December 31, 2003 and September 30, 2003, respectively. Management believes that depositor preference over the past year was that of greater liquidity, given general economic and overall market conditions.

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

At September 30, 2004 total borrowings from the FHLB amounted to $184,947 compared with $170,506 and $170,881 at December 31, 2003 and September 30, 2003, representing increases of $14,441 and $14,066, or 8.5% and 8.2%, respectively.

At September 30, 2004, borrowings from the FHLB expressed as a percent of total assets amounted to 28.2%, compared with 29.2% at December 31, 2003 and 29.5% at the same date last year.

Borrowing maturities are managed in concert with the Bank’s asset and liability management strategy, and are closely aligned with the ongoing management of balance sheet interest rate risk. Over the past few years, the Bank has added longer-term borrowings to the balance sheet in order to hedge the interest rate risk associated with the growth in longer-term, fixed rate, earning assets generated during periods of historically low interest rates. While this strategy has pressured net interest income in the short-term, management believes it positions the Company well for rising interest rates and an improving economy. At September 30, 2004 the total borrowings with maturities exceeding three-years amounted to $97,249, or 49.2% of total borrowed funds.

The increase in borrowed funds from December 31, 2003 and September 30, 2003 levels was principally utilized to fund growth in the investment securities portfolio, as deposit growth was more than sufficient to fund loan growth during these periods of time. The increase in borrowed funds principally represented short term, fixed-rate advances from the FHLB, and did not have a significant impact on the Company’s interest rate sensitivity position. As more fully described in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk, as of September 30, 2004, the Bank maintained its asset sensitive balance sheet.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the third quarter of 2004 the Company maintained its strong capital position and continued to be a "well capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of September 30, 2004, the Company and the Bank are considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at September 30, 2004 and December 31, 2003, under the rules applicable at that date.

	September 30, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$55,683	13.3%	$56,403	14.7%
Regulatory Requirement	33,532	8.0%	30,694	8.0%
Excess	$22,151	5.3%	$25,709	6.7%

Tier 1 Capital to Risk Weighted Assets	$50,900	12.1%	$51,601	13.4%
Regulatory Requirement	16,766	4.0%	15,347	4.0%
Excess	$34,134	8.1%	$36,254	9.4%

Tier 1 Capital to Average Assets	$50,900	7.6%	$51,601	8.9%
Regulatory Requirement	26,668	4.0%	23,111	4.0%
Excess	$24,232	3.6%	$28,490	4.9%

The Company’s capital ratios have declined moderately since December 31, 2003. The decline was principally attributed to the Bank’s acquisition of the Rockland branch office and the overall growth in total assets.

The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $620 and $595 during the three-months ended September 30, 2004 and 2003, at a rate of $0.20 per share and $0.19 per share, respectively.

In March 2004, the Company announced its second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and will continue through December 31, 2005. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of September 30, 2004, the Company had repurchased 29,560 shares of stock under the plan, or 9.5% of the total authorized, at a total cost of $782 and an average price of $26.46. The Company records the repurchased shares as treasury stock.

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

The following table summarizes the Company’s contractual obligations at September 30, 2004. Borrowings are stated at their contractual maturity due dates and do not reflect callable features, or amortizing principal features on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

	Total Amount of	Payments Due Per Period
Description	Obligations	<1 year	1-3 years	4-5 years	>5 years

Operating Leases	$ 24	$ 24	$ ---	$ ---	$ ---
Long-Term Debt	184,947	55,311	32,387	49,065	48,184
Total	$184,971	$55,335	$32,387	$49,065	$48,184

In the normal course of its banking and financial services business, and in connection with providing products and services to its customers, the Company has entered into a variety of traditional third party contracts for support services. Examples of such contractual agreements would include services providing ATM, Visa Debit and Credit Card processing, trust services accounting support, student loan servicing, check printing, and the leasing of T-1 telecommunication lines supporting the Company’s wide area technology network.

The majority of the Company’s core operating systems and software applications are maintained "in-house" with traditional third party maintenance agreements of one year or less.

Off Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and interest rate swap agreements.

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

The following table summarizes the Bank's commitments to extend credit:

	September 30, 2004	December 31, 2003	September 30, 2003

Commitments to originate loans	$ 38,797	$32,575	$11,734
Unused lines of credit	71,103	62,616	59,431
Un-advanced portions of construction loans	5,505	3,683	5,083
Total	$115,405	$98,874	$76,248

Derivative Instruments / Counter-party Risk: As part of the Bank overall asset liability/management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net income. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements. A policy statement, approved by the Board of Directors of the Bank, governs use of derivative instruments.

At September 30, 2004 the Bank had two outstanding derivative instruments, both interest rate swap agreements. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime

The Bank is required to pay a counter-party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at September 30, 2004, based upon the then current Prime interest rate of 4.75%:

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years

Fixed payments due from counter-party	$4,624	$1,229	$2,410	$985
Variable payments due to counter-party based on prime rate	3,561	950	1,862	749
Net cash flow	$1,063	$ 279	$ 548	$236

The notional amounts of the agreements do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-party to the agreements, and regularly reviews the credit quality of the counter-party from which the instruments have been purchased.

As more fully enumerated in Part I, Note 8 of the consolidated financial statements in this report on Form 10-Q, during the third quarter of 2004, the Bank designated its interest rate swap agreements as cash flow hedges and, prospectively from the time of this designation, changes in their fair value are being recorded on the consolidated balance sheet in other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties are recorded in interest income. During the first quarter of 2004, these interest rate swap agreements had been de-designated as cash flow hedges and, from the time of de-designation, changes in their fair value and current period net cash flows related to these agreements were recorded in the consolidated statement of income and included as part of non-interest income.

At September 30, 2004, December 31, 2003 and September 30, 2003, the fair value of the interest rate swap agreements were $28, $86 and $388, respectively, and included in other assets on the consolidated balance sheet.

At September 30, 2004 the net unrealized loss on these interest rate swap agreements included in other comprehensive income, net of tax, amounted to $1. At December 31, 2003 and September 30, 2003 the net unrealized gains on these interest rate swap agreements included in other comprehensive income, net of tax, amounted to $57 and $256, respectively.

During the quarter ended September 30, 2004, the Company recorded in non-interest income unrealized appreciation of $428 representing a mark-to-market adjustment for interest rate swap agreements prior to their designation as cash flow hedges, compared with an unrealized loss of $728 recorded in the quarter ended June 30, 2004, and an unrealized gain of $328 recorded in the quarter ended March 31, 2004. For the nine-months ended September 30, 2004, the net unrealized gain on interest rate swap agreements recorded in non-interest income amounted to $29. No such amounts were recorded in non-interest income during 2003.

For the three and nine-months ended September 30, 2004, the total net cash flows received from counterparties amounted to $89 and $386, respectively, compared with $128 and $324 during the same periods in 2003. Of the $89 in net cash flows received from counterparties during the three-months ended September 30, 2004, $79 was recorded in non-interest income and $10 in interest income. Of the $386 in net cash flows received from counterparties during the nine-months ended September 30, 2004, $376 was recorded in non-interest income and $10 in interest income. The $324 in net cash flows received during the nine-months ended September 30, 2003 was recorded in interest income.

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

At September 30, 2004 the Company had the following Off-Balance Sheet Arrangements:

Standby Letters of Credit: The Bank guarantees the obligations or performance of certain customers by issuing standby letters of credit to third parties. These letters of credit are sometimes issued in support of third party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon management's credit evaluation of the customer. At September 30, 2004, commitments under existing standby letters of credit totaled $1,155, compared with $2,205 at December 31, 2003 and $2,205 at September 30, 2003. The fair value of the standby letters of credit was not significant as of September 30, 2004, and December 31, 2003.

Other Off-Balance Sheet Arrangements: At September 30, 2004 the Company did not have any other "off-balance sheet arrangements".

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

The Bank uses a basic surplus/deficit model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At September 30, 2004, liquidity, as measured by the basic surplus/deficit model, was 5.6% over the 30-day horizon and 4.5% over the 90-day horizon. Including its available lines from the FHLB, at September 30, 2004 the Bank’s basic surplus amounted to 6.3% over the 30-day horizon and 5.6% over the 90-day horizon. A portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens.

At September 30, 2004, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB totaling $63,598. The Bank also had capacity to borrow funds on a serviced basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio and investment portfolio provide a source of contingent liquidity that could be accessed in a reasonable time period through sales. The Bank also has access to the national brokered deposit market.

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

Other Events

BTI Financial Group Re-structuring Plan: As previously reported in Part I, Item 1, page 8 and Part II, Item 7, page 23 of the Company’s 2003 Annual Report on Form 10-K, in the fourth quarter of 2003 the Company’s Board of Directors approved a re-structuring plan for its wholly owned financial services subsidiary, BTI Financial Group ("BTI"). The BTI restructuring plan is largely completed, including the filing of articles of dissolution for both Dirigo Investments, Inc. and BTI Financial Group.

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

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual re-pricing dates for variable products, contractual maturities for fixed rate products, and product specific assumptions for deposits accounts, such as money market accounts, that are subject to re-pricing based on current market conditions. Re-pricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with call provisions, are examined on an individual basis in each rate environment to estimate the likelihood of a call. Prepayment assumptions for mortgage loans and mortgage backed securities are developed from industry median estimates of prepayment speeds, based upon similar coupon ranges and seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different interest rate scenarios. Interest income and interest expense are then simulated under several hypothetical interest rate conditions including:

  A flat interest rate scenario in which current prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and re-pricing volumes consistent with this flat rate assumption.
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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2004, over one and two year horizons and under different interest rate scenarios. In light of the Federal Funds rate of 1.75% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
SEPTEMBER 30, 2004

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Short Term Interest Rates

Year 1
Net interest income change ($)	($120)	$712	$480
Net interest income change (%)	(0.54%)	3.18%	2.15%

Year 2
Net interest income change vs. year one base ($)	($38)	$2,002	$1,512
Net interest income change vs. year one base (%)	(0.17%)	8.95%	6.76%

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

Assuming interest rates remain at or near their current levels and the Bank maintains a static balance sheet, the interest rate sensitivity simulation model suggests that the net interest margin will trend upward, as most of the Bank’s asset base has already recycled into the current interest rate environment while most of the funding base has already reset to low interest rate levels. The upward trend principally results from the re-investment of security and loan cash flows into higher current interest rate levels. Although short-term market interest rates have risen with the recent increases in the Federal Funds rate, the Bank has successfully lagged the market with the pricing of deposit rates without any material run-off in balances. However, margins could narrow if the Bank is eventually forced to increase deposit interest rates in response to competitive market pricing pressures. Management anticipates continued balance sheet growth will be needed to meaningfully increase the Bank’s net interest income, should interest rates remain at current levels.

Assuming interest rates decline from current levels and the Bank maintains a static balance sheet, Management believes net interest income will decline slightly but remain relatively stable over the one and two-year horizons. The interest rate sensitivity simulation model suggests that funding cost reductions will essentially keep pace with falling asset yields, without significantly impacting margins and net interest income, however, as funding costs reach their assumed floors, asset yields will continue to decline as cash flows from securities and loans are reinvested into the low rate environment and variable rate assets will adjust downward, resulting in lower levels of net interest income. Management anticipates continued balance sheet growth will be needed to sustain the Bank’s current level of net interest income, should interest rates decline.

While the simulated interest rate decline of 100 basis points would reduce net interest income, Management believes that such a decline in interest rates, or a Federal Funds Targeted rate of 0.75%, represents a scenario that is not likely to occur. Further, a repositioning of the balance sheet to manage such a decline, would likely have an adverse impact on net interest income in a rising or flat interest rate environment, scenarios Management believes are more likely to occur over the longer term.

In a rising rate environment with the Bank maintaining a static balance sheet, Management anticipates net interest income will begin increasing over the one-year horizon and continue to increase in year two and subsequent years. The interest rate sensitivity simulation model suggests that as interest rates rise the Bank’s asset base will re-price more quickly than funding costs, principally due to a large floating rate loan base, combined with the re-investment of cash flows from the securities and loan portfolios in a higher interest rate environment. Over the two-year horizon and beyond, assets yields will continue to reset at higher levels and margins will widen as funding costs begin to stabilize more quickly. Management believes rising interest rates will increase net interest income without continued balance sheet growth.

Since the second quarter of 2004 through the period covered by this report, the U.S. Treasury yield curve (the "yield curve") has flattened substantially. While the Federal Reserve has increased short-term interest rates by 75 basis points, the 10-year U.S. Treasury note has declined 75 basis points from its 2004 high, thus flattening the yield curve by 150 basis points. As previously discussed, management models the Bank’s interest rate risk sensitivity position under a variety of future interest rate scenarios, including a flattening of the yield curve. The interest rate sensitivity simulation model suggests that if short-term interest rates continue to rise and the yield curve flattens further, the Bank’s net interest income will begin increasing over the one-year horizon and will continue to increase in year two and subsequent years, but not to the same degree as would a parallel shift in the yield curve. This increase is principally attributed to the Bank’s large floating rate loan base. Management believes continued increases in short-term interest rates will increase net interest income without continued balance sheet growth.

Managing the Bank’s interest rate risk sensitivity has been challenging during this period of historically low interest rates. As was anticipated by Management through use of the interest rate sensitivity model, the Bank’s net interest income was moderately impacted over the past two years and this trend continued into the first six-months of 2004. Management believes that were it not for the growth in earning assets during this period of time combined with strategies designed to adjust the posture of the balance sheet, net interest income would have posted declines. Following the recent short term interest rate increases by the Federal Reserve, as was anticipated by management through use of the interest rate sensitivity model, during the third quarter of 2004 the Bank’s net interest margin increased 17 basis points, compared with the quarter ended June 30, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

Company management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner. Company management intends to continue to review and document the Company’s disclosure controls and procedures, including internal controls and procedures for financial reporting, and may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to help ensure that the Company’s systems evolve with its business.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a) The following table sets forth the total number of shares of Company common stock, par value $2.00, unregistered securities, issued by the Company under the Bar Harbor Bankshares and its Subsidiaries Incentive Stock Option Plan of 2000 for each of the past three-years and for the three and nine-months ended September 30, 2004.
Period	Total Number of Shares Issued	Average Price Paid Per Share Purchased Upon Exercise

July 1, 2004 – September 30, 2004	3,403	$16.18
January 1, 2004 -- September 30, 2004	17,817	$16.11
January 1, 2003 – December 31, 2003	11,255	$15.91
January 1, 2002 – December 31, 2002	5,241	$15.41
January 1, 2001 – December 31, 2001	---	$ ---

(c) The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Section 240.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Company common stock during the indicated periods

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1 – 31, 2004	725	$26.85	725	4,186 (1)
February 1 – 29, 2004	---	---	---	---
March 1 – 31, 2004	3,720	$26.80	3,720	306,280 (2)
April 1 – 30, 2004	2,635	$26.46	2,635	303,645
May 1 – 31, 2004	6,270	$25.83	6,270	297,375
June 1 – 30, 2004	660	$26.48	660	296,715
July 1 – 31, 2004	2,455	$26.12	2,455	294,260
August 1 – 31, 2004	5,220	$26.15	5,220	289,040
September 1 – 30, 2004	8,600	$27.06	8,600	280,440

(1) 725 shares traded on December 29, 2003 and settled on January 2, 2004 under the 1999 share repurchase program which expired on December 31, 2003.
(2) In February 2004, the Company’s Board of Directors approved a program to repurchase up to 10% of the Company’s outstanding shares of common stock, or approximately 310,000 shares. Purchases began March 4, 2004. This repurchase program is scheduled to terminate December 31, 2005, unless otherwise extended by the Company.

Item 3: Defaults Upon Senior Securities	None

Item 4: Submission of Matters to a Vote of Security Holders	None

Item 5: Other Information	None

Item 6: Exhibits

(a) Exhibits.

EXHIBIT NUMBER

2	2.1 Plan of Acquisition, Reorganization, Agreement, Liquidation, or Succession	Incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

	2.2 BTI Restructuring Plan	Incorporated by reference to Form 10-K, Part III, Item 15(a)(3), filed with the Commission March 29, 2004 (Commission Number 001-13349).

3.1 and 3.2	(i) Articles of Incorporation	Articles of Incorporation as amended July 11, 1995 are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

	(ii) Bylaws	Bylaws as amended to date are incorporated by reference to Form 10-K, Item 14 (a)(3) filed with the Commission March 28, 2002. (Commission Number 001-13349).

10	10.1 Infinex Investments third party brokerage agreement with Bar Harbor Bank & Trust.	ncorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission May 17, 2004 (Commission File Number 001-13349).

10.2 Supplemental Executive Retirement Plan adopted by the
Board of Directors on September 16,2003 and effective as of January 1, 2003, providing Joseph M. Murphy, President and
	CEO of the Company, Gerald Shencavitz, the Company's Chief Financial Officer, and Dean S. Read, President of the Bank, with certain defined retirement benefits.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.3 Employment Contract for Joseph M. Murphy, Company President and CEO

10.4 Amendment to Employment Agreement, Change in Control, Confidentiality and Non-competition Agreement between the Company and Joseph M. Murphy, approved by the Company Board of Directors on November 7, 2003.

Incorporated by reference to Form 10-K Item 15(a)(10.2), filed with the Commission May 27, 2003 (Commission File Number 001-13349).

Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

	10.5 Change in Control, Confidentiality, and Non-competition Agreement between the Company and Gerald Shencavitz, approved by the Company Board of Directors on November 7, 2003.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

	10.6 Change in Control, Confidentiality, and Non-competition Agreement between the Bank and Dean Read, approved by the Bank Board of Directors on November 7, 2003.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

	10.7 Purchase and Assumption Agreement between Bar Harbor Banking and Trust Company and Androscoggin Savings Bank, dated October 24, 2003.	Incorporated by reference to Form 10-Q, Part II, Item 6 filed with the Commission November 13, 2003 (Commission File Number 001-13349).

	10.8 Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filed with the Commission March 28, 2002 (Commission File Number 001-13349).

31.1	Rule 13a-14(a)/15d-14(a) Certifications Certification of Principal Executive Officer, dated November, 2004	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications Certification of Principal Financial Officer, dated November, 2004	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

99	Corporate Governance Charter	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission May 17, 2004 (Commission File Number 001-13349).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BAR HARBOR BANKSHARES

/s/Joseph M. Murphy

Date: November 15, 2004	Joseph M. Murphy
Chief Executive Officer

/s/Gerald Shencavitz

Date: November 15, 2004	Gerald Shencavitz
Chief Financial Officer