Form 10-K
period 2004-12-31
BAR HARBOR BANKSHARES
filed 2005-03-17
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 0-13666
BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification Number)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Class Common Stock, $2.00 par value per share	Name of Exchange on Which Registered American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: YES:  X   NO: ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): YES: X
NO: ___

As of June 30, 2004, the aggregate market value of the 3,044,738 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the approximately 59,277 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $3,044,738. This figure is based on the last sale price of $26 per share of the Registrant’s Common Stock on June 30, 2004, as reported in The Wall Street Journal on July 1, 2004. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common stock par value $2.00 outstanding as of March 7, 2005:   3,076,748

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated.

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2005 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

FORWARD-LOOKING STATEMENTS DISCLAIMER

Certain statements, as well as certain other discussions contained in this Form 10-K, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by the use of words like "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

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

(i)

The Company's success is dependant to a significant extent upon general economic conditions in Maine, and Maine's ability to attract new business, as well as factors that affect tourism, a major source of economic activity in the Company’s immediate market areas;

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

(v)	A significant delay in or inability to execute strategic initiatives designed to increase revenues and or control expenses;

(vi)	The potential need to adapt to changes in information technology systems, on which the Company is highly dependant, could present operational issues or require significant capital spending;

(vii)	Significant changes in the Company’s internal controls, or internal control failures;

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

(ix)

Significant changes in the extensive laws, regulations, and policies governing bank holding companies and their subsidiaries could alter the Company's business environment or affect its operations; and

(x)	The Company’s success in managing the risks involved in all of the foregoing matters.

The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-K, and the Company cautions readers not to place undue reliance on such statements. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the succeeding discussion, or elsewhere in this Annual Report on Form 10-K, except to the extent required by federal securities laws.

TABLE OF CONTENTS

PART 1

ITEM 1	BUSINESS	6

	Organization	6
	Bar Harbor Bank & Trust	6
	Bar Harbor Trust Services	8
	Economy	8
	Competition	10
	Management and Employees	10
	Supervision and Regulation	11
	Financial Information About Industry Segments	17
	Availability of Information – Company Website	17

ITEM 2	PROPERTIES	18

ITEM 3	LEGAL PROCEEDINGS	19

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20

	Quarterly Stock Prices	20
	Dividends Paid to Shareholders	20
	Stock Repurchase Plan	20
	Incentive Stock Option Plan	21
	Transfer Agent Services	21

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	22

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

	Executive Overview	23
	Application of Critical Accounting Policies	28
	Financial Condition	29
	Results of Operations	53

ITEM 7A	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	66

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	71

PART I

ITEM 1. BUSINESS

ORGANIZATION

Bar Harbor Bankshares (the "Company") was incorporated January 19, 1984. As of March 7, 2005, the Company’s securities consisted of one class of common stock, par value of $2.00 per share, of which there were 3,076,748 shares outstanding held of record by approximately 1,051 shareholders. The Company has one, wholly owned, first tier operating subsidiary, Bar Harbor Bank & Trust (the "Bank"), a community bank, which offers a wide range of deposit, loan, and related banking products, as well as brokerage services provided through a third-party brokerage arrangement. In addition, the Company offers trust and investment management services through its second tier subsidiary, Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company. These products and services are offered to individuals, businesses, not-for-profit organizations and municipalities.

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

Bar Harbor Bank & Trust

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

The Bank has eleven branch offices located throughout Down East and Mid Coast Maine, including its principal office located at 82 Main Street, Bar Harbor. The Bank’s offices are located in Hancock, Washington, and Knox Counties, representing the Bank’s principal market areas. The Hancock County offices, in addition to Bar Harbor, are located in Blue Hill, Deer Isle, Ellsworth, Northeast Harbor, Southwest Harbor, and Winter Harbor. The Washington County offices are located in Milbridge, Machias, and Lubec. The Knox County office, acquired in February 2004, is located in Rockland. The Bank delivers its operations and technology support services from its operations center located in Ellsworth, Maine.

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

Retail Products and Services: The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and borrowing needs of its retail customers. The Bank’s retail deposit products and services include interest bearing checking accounts, money market accounts, savings accounts, club accounts, short-term and long-term certificates of deposit, and Individual Retirement Accounts. Credit products and services include home mortgages, residential construction loans, home equity loans and lines of credit, student loans, credit cards, installment loans, and overdraft protection. Overdraft protection is offered via a standby line of credit product. Secured and unsecured installment loans are provided for new or used automobiles, boats, recreational vehicles, mobile homes and other personal needs. The Bank also offers other customary products and services such as safe deposit box rental, wire transfers, check collection services, foreign currency exchange, money orders, Travelers Checks, and U.S. Savings Bonds.

The Bank staffs a customer service center, providing customers with telephone and e-mail responses to their questions and needs. Free bank-by-mail services are also offered.

Retail Brokerage Services: During 2004 the Bank retained Infinex Investments, Inc, ("Infinex") as a full service third-party broker-dealer, conducting business as Bar Harbor Financial Services. Bar Harbor Financial Services is a branch office of Infinex, an independent registered broker-dealer offering securities and insurance products that is not affiliated with the Company or its subsidiaries. These products are not deposits, are not insured by the FDIC or any other any government agency, are not guaranteed by the bank or any affiliate, and may be subject to investment risk, including possible loss of value.

Bar Harbor Financial Services principally serves the brokerage needs of individuals, from first-time purchasers, to sophisticated investors. It also offers a line of life insurance, annuity, and retirement products, as well as financial planning services. Infinex was formed by a group of member banks, and is currently the largest provider of third party investment and insurance services to banks and their customers in New England. Through Infinex, the Bank is able to take advantage of the expertise, capabilities, and experience of a well-established third-party broker-dealer in a cost effective manner.

Electronic Banking Services: The Bank continues to offer free, on-line real-time Internet banking services, including free check image and electronic bill payment, through its dedicated website at http://www.bhbt.com. Additionally, the Bank offers TeleDirect, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the eleven branch locations, as well as two machines in non-Bank locations. These ATM’s access major networks throughout the United States, including Plus, NYCE, and other major ATM and credit card companies. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to over 150 ATM’s throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

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

The Bank offers a variety of commercial deposit accounts, most notably business checking and tiered money market accounts. These accounts are typically used as operating accounts or short-term savings vehicles. The Bank’s cash management services provide business customers with short-term investment opportunities through a cash management sweep program, whereby excess operating funds over established thresholds are swept into overnight securities sold under agreements to repurchase. The Bank also offers Premier E-corp, an on-line real-time Internet banking service for businesses. This service allows business clients to view their account histories, print statements, view check images, order stop payments, transfer funds between accounts, transmit Automated Clearing House (ACH) files, and order both domestic and foreign wire transfers. Other commercial banking services include merchant credit card processing, night depository, and coin and currency handling.

Bar Harbor Trust Services

Bar Harbor Trust Services ("Trust Services") is a Maine chartered, non-depository trust company and a wholly owned subsidiary of the Bank. Trust Services provides a comprehensive array of trust and investment management services to individuals, businesses, not-for-profit organizations, and municipalities of varying asset size.

Trust Services serves as trustee of both living trusts and trusts under wills, including revocable and irrevocable, charitable remainder and testamentary trusts, and in this capacity holds, accounts for and manages financial assets, real estate and special assets. Custody, estate settlement, and fiduciary tax services, among others, are also offered. Additionally, Trust Services offers employee benefit trust services for which it acts as trustee, custodian, administrator and/or investment advisor, among other things, for employee benefit plans and for corporate, self employed, municipal and not-for-profit employers located throughout the Company’s market areas.

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2004, Trust Services served 720 client accounts, with assets under management and held in custody amounting to $196 million and $25 million, respectively.

ECONOMY

Maine is a state of approximately 1.3 million people inhabiting a space that is roughly the size of the other five New England states combined. Maine’s economy has long been based on the bounty of its natural resources, namely: fishing, farming, forestry, and tourism. The very nature of these industries has meant that a significant portion of Maine’s employment opportunity is seasonal, and overall earnings lag behind national averages. Maine’s population growth can be described in three ways: its population is growing slowly, it is growing older and it is growing unevenly. Poverty rates are relatively high at 11.5%, but vary dramatically by region, ranging from 8.0% in York County to 20.9% in Washington County. The market place served by the Company is driven, in part, by the tourism and hospitality industries, which represent one in ten jobs in the state of Maine.

Despite Maine’s strong natural resource heritage and the independent nature of its people, Maine’s economic vitality has become dependant on regional and national activity. As Maine’s economy has transitioned from an agricultural and industrial foundation towards a service and information-based economy, it has become increasingly dependant on the global market place. As in other states, Maine’s economy is being shaped and propelled by several factors including its population dynamics, the changing composition of the job base, globalization, fiscal devolution and technology.

The Maine economy has shown slow but steady improvement in a number of key areas over the past year, including employment, income, investment and consumer sales. By mid-2004, Maine recovered all of the jobs lost during the most recent recession, well ahead of the nation and other New England states except for Rhode Island. The latest data for Maine’s gross state product and personal income growth were well above the national averages, helping to raise Maine’s per capita income ranking from 35th to 30th over this period. However, the Maine Consensus Economic Forecasting Commission (October 2004 forecast) calls for relatively slower growth in 2005, including annual growth in personal income of 4.0% and wage and salary employment of 1.7%.

According to a January 2005 joint report published by Maine Revenue Services, the State Planning Office and the Maine Department of Labor, a number of key economic indicators used to monitor the state of Maine economy remained positive during 2004. Among these:

  Personal income grew 5.4% for the first three quarters of the year versus the same period last year, slightly outperforming New England (5.3%) and the U.S. (5.2%).
  Maine’s seasonally adjusted unemployment rate stood at 4.5% in November 2004, having dropped from 5.1% a year earlier, and remained below the national rate of 5.4%. Payroll employment numbers showed the addition of almost five thousand net new jobs through November of 2004. The largest job gains came in health care and social assistance, retail trade, construction, and leisure and hospitality sectors. The manufacturing sector showed job losses during this period, continuing a long-term trend. Maine’s unemployment rate has been below the national average for the past 5 years, and over the 2000-2003 period, payroll employment grew while it declined in New England and the U.S.
  Wage disbursements increased 4.2% during the first two quarters of 2004 and were on a faster pace than the 3.5% increase during all of 2003. Annual average total wages paid in Maine showed exceptionally strong gains of 6.4% between 2001 and 2003 while comparable wage gains for the U.S. were reported at 2.8% and the New England region reported at 0.8%.
  Maine’s retail sales year-to-date growth through the third quarter of 2004 was 6.1% over the same period of last year. Growth in 2003 was 4.6%. Business operating sales, including business-to-business transactions, increased by 10% during the July to September 2004 quarter. Growth for the 2004 calendar year through September was 11% higher the same period last year.
  Residential construction awards were strong throughout 2004, with year-over-year growth in the August through October period up nearly 18% from the same period last year.

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

COMPETITION

The Company competes principally in Down East and Mid Coast Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be in Hancock, Knox, and Washington counties, each in the state of Maine. According to the most recent Census Bureau Report (2003), the population of these three counties is 52,792, 40,406 and 33,479 respectively, representing a combined population of approximately 126,677. Their economies are based primarily on tourism, health care, fishing, aquaculture, agriculture, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

Like most financial institutions in the United States of America, the Company competes with an ever-increasing array of financial service providers. As the national economy moves further towards a concentration of service companies and the overall health of the financial services industry continues to be strong, competitive pressures will mount.

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

The financial services industry is undergoing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Further technological advances are likely to intensify competition by enabling more companies to provide financial resources. Accordingly, the Company’s future success will depend in part on its ability to address customer needs by using technology. There is no assurance that the Company will be able to develop new technology-driven products and services or be successful in marketing these products to our customers. Many of the Company’s competitors have far greater resources to invest in technology.

The Company has generally been able to compete effectively with other financial institutions by emphasizing quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers; however, no assurance can be given that the Bank will continue to be able to compete effectively with other financial institutions in the future.

No material part of the Company’s business is dependent upon one, or a few customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of the Company.

MANAGEMENT AND EMPLOYEES

The Company has two principal officers: Joseph M. Murphy, President and Chief Executive Officer, and Gerald Shencavitz, Senior Vice President, Chief Financial Officer and Treasurer.

Joseph M. Murphy also serves as President and Chief Executive Officer of the Bank. Gerald Shencavitz also serves as Chief Financial Officer, Chief Operating Officer and Treasurer of the Bank. Mr. Dean S. Read formerly served as President of the Bank through 2004, but has resigned that position effective as of February 25, 2005. Other senior operating positions in the Company include a President of Trust Services, and Senior Vice Presidents in charge of retail banking, commercial lending, credit administration / risk management, operations, and human resources.

As of December 31, 2004, the Bank employed 140 full-time equivalent employees, Trust Services employed 12 full-time equivalent employees, and the holding company employed 4 full-time employees, representing a full-time equivalent complement of 156 employees of the Company.

The Company maintains comprehensive employee benefit programs, which provide health, dental, long-term and short-term disability, and life insurance. All Company employees are eligible for participation in the Bar Harbor Bankshares 401(k) Plan. Certain officers and employees of the Company and its subsidiaries also participate in the Company’s 2000 Stock Option Plan and/or have incentive bonus compensation plans, deferred compensation arrangements, Supplemental Executive Retirement Agreements and change in control, confidentiality and noncompete agreements.

The Company’s management believes that employee relations are good.

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

The Gramm-Leach-Bliley Act established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit BHC’s that qualify and elect to be treated as financial holding companies to engage in a range of financial activities broader than would be permissible for traditional BHC’s that have not elected to be treated as FHC’s, such as the Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order to elect to become an FHC, a BHC must meet certain tests and file an election form with the FRB. To qualify, all of a BHC’s subsidiary banks must be well capitalized and well managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC’s banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act evaluation.

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

Until June 30, 2003, Maine law previously provided that a corporation’s board of directors could declare, and the corporation may pay, dividends on its outstanding shares in cash or other property, generally out of the corporation’s unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent, or when the payment of the dividend would render the corporation insolvent, or when the declaration would be contrary to the corporation’s charter. These limitations were repealed effective as of July 1, 2003. Under current Maine corporation law, the directors of a corporation may make distributions to its shareholders (subject to restriction by the articles of incorporation) if, (1) the corporation’s assets exceed its liabilities (plus any amounts payable to preferred classes of stock), and (2) the corporation is able to pay its debts as they become due in the usual course of business (i.e., it must not be insolvent). These new limitations generally apply to investor owned Maine financial institutions and financial institution holding companies.

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

At December 31, 2004, and at the time of this report, the Company’s risk-based capital ratio and leverage ratio were well in excess of regulatory requirements, and its management expects these ratios to remain in excess of regulatory requirements. Separate, but substantially similar, capital requirements under FDIC regulations apply to the Company’s bank subsidiary, and these also exceed regulatory requirements at December 31, 2004, and at the time of this report.

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

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Part II, Item 7, section entitled "Capital Resources" and from Part II, Item 8, Notes to Consolidated Financial Statements, Note 13 "Shareholders’ Equity," each in this Annual Report on Form 10-K for the year ended December 31, 2004.

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

USA Patriot Act: The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The Patriot Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including the Bank and Trust Services, to adopt and implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions. It also requires the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money-laundering activities when considering applications filed under Section 3 of the BHC Act, or under the Bank Merger Act. Management believes the Company is in compliance with all of the requirements prescribed by the Patriot Act and all applicable final implementing regulations.

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

Securities Regulation: The common stock of the Company is registered with the U. S. Securities and Exchange Commission ("SEC") under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Act.

Sarbanes-Oxley Act of 2002 – On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley act of 2002 ("S-O Act"), which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies, and strengthen the independence of auditors. Among other things the S-O Act provides for:

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
    Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the Company.
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

Taxation: The Company is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code. The Company is also subject to state taxation under the laws of the State of Maine.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information required under this item included in the Company's financial statements, which appear in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

AVAILABILITY OF INFORMATION - COMPANY WEBSITE

The Company maintains a website on the World Wide Web at http://www.bhbt.com. The Company makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at http://www.sec.gov. Information contained on the Company’s website does not constitute a part of this report.

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

3. An office is located at 314 Main Street, Southwest Harbor, Maine. This property consists of a building constructed in 1975, along with a parcel of land adjacent to the branch. The branch office was added to, and renovated in 1989, to better meet the needs at that location.

4. An office is located on 25 Church Street, Deer Isle, Maine. This property consists of a building constructed in 1974 that was added to and renovated in 1994 to better meet the needs at that location.

5. An office is located at 21 Main Street, Blue Hill, Maine. This property consists of a building constructed in 1960 that underwent renovations in 1989 to better meet the needs at that location. A parcel of land adjacent to the Blue Hill branch was purchased in 1981, but has not been developed. A second improved parcel of land contiguous to this branch was purchased in 2005. The Bank is currently evaluating expansion at its Blue Hill location.

6. An office is located at 2 Bridge Street, Milbridge, Maine. This property consists of a building constructed in 1974, to which a vestibule was added in 1994, to house an ATM that helps to better meet the needs at that location.

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

11. An office is located at 245 Camden St (Route 1), Rockland, Maine. The property consists of a building that was purchased from Androscoggin Savings Bank in February 2004. The branch facility was built in 1977 and is adequate for the Bank’s needs at that location.

12. An Operations Center is located in Ellsworth, Maine, that houses the Company’s operations and data centers. The building was constructed in 1996 and is currently adequate for the Company’s needs.

13. The Company owns and occupies a 22,000-square-foot office building at 135 High Street, Ellsworth, Maine. The Bank and its wholly owned subsidiary, Trust Services, occupy this facility. The facility was renovated in 2001.

Other real estate includes two out parcels (one improved) contiguous to the Company’s 135 High Street, Ellsworth location.

The Company believes that its offices are sufficient for its present operations. Additional information relating to the Company’s properties is provided in Item 8, Note 7 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of Management will have no material effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders in the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the American Stock Exchange ("AMEX") under the trading symbol BHB. Quarterly stock prices, and dividends paid during the last two years are summarized below. High and low stock prices are based on quotations provided by the American Stock Exchange.

QUARTERLY STOCK PRICES
2004 AND 2003

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2004	$27.79	$24.90	$27.00	$25.00	$27.20	$25.50	$29.20	$26.80
2003	$20.50	$17.50	$22.55	$18.65	$23.61	$21.00	$27.00	$22.70

High and low stock prices are based on quotations provided by the American Stock Exchange. Prices of transactions between private parties may vary from the ranges quoted above.

DIVIDENDS PAID TO SHAREHOLDERS
2004 AND 2003

Dividends paid by the Company in 2004 and 2003:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2004	$0.20	$0.20	$0.20	$0.20	$0.80
2003	$0.19	$0.19	$0.19	$0.19	$0.76

As of March 7, 2005, the Company had 1,051 registered shareholders of record. The Company declared and distributed dividends totaling $0.80 per share during 2004, representing an earnings payout ratio of 43.2%. In the first quarter of 2005 the Company increased its quarterly dividend by 5.0% to $0.21 per common share. The dividend was paid March 15, 2005 to shareholders of record as of the close of business on February 18, 2005.

The Company has a history of paying quarterly dividends on its common stock. However, the Company’s ability to pay such dividends depends on a number of factors, including the Company’s financial condition, earnings, its needs for funds and restrictions on the Company’s ability to pay dividends under federal laws and regulations. Therefore, there can be no assurance that dividends on the Company’s common stock will be paid in the future.

Stock Repurchase Plan

As more fully enumerated under Item 7 of this report on Form 10-K, in November 1999 the Company announced a stock repurchase plan, authorizing open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 344,000 shares. As of the date of termination of this plan on December 31, 2003, the Company had repurchased 339,814 shares of stock under the plan, at a total cost of $6,151 and an average price of $18.10 per share. The Company recorded repurchased shares as treasury stock.

In March 2004, the Company announced a second stock repurchase plan, authorizing open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and will continue through December 31, 2005. As of December 31, 2004, the Company had repurchased 49,920 shares of stock under the plan, at a total cost of $1,349 and an average price of $27.03 per share. The Company records repurchased shares as treasury stock.

The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Sec. 240.10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during the periods indicated:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 - 31, 2004	4,041	$27.14	4,041	276,399
November 1 - 30, 2004	7,867	$27.19	7,867	268,532
December 1 - 31, 2004	8,452	$28.81	8,452	260,080
Total	20,360	$27.85	20,360	260,080

(1)  In February 2004, the Company’s Board of Directors approved a program to repurchase up to 10% of the Company’s outstanding shares of common stock, or approximately 310,000 shares. Purchases began March 4, 2004. This repurchase program is scheduled to terminate December 31, 2005, unless otherwise extended by the Company.

Incentive Stock Option Plan

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and its Subsidiaries Incentive Stock Option Plan of 2000 that is described more fully in Notes 1 and 14 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The following table provides information as of December 31, 2004 with respect to the shares of Common Stock that may be issued under the Company's Incentive Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, net of forfeits and exercised shares	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation [(excluding securities referenced in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	318,350	$17.93	131,650

Equity compensation plans not approved by security holders	--	N/A	--

Total	318,350	$17.93	131,650

Transfer Agent Services

American Stock Transfer & Trust Company provides transfer agent services for the Company. Inquiries may be directed to: American Stock Transfer & Trust Company, 6201 15th Avenue, 3rd Floor, Brooklyn, NY, 11219, telephone: 1-800-937-5449, Internet address: http://www.amstock.com.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The supplementary financial data presented in the following tables contain information highlighting certain significant trends in the Company’s financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the audited consolidated financial statements included in this Annual Report on Form 10-K.

FIVE YEAR SUMMARY OF FINANCIAL DATA
At or For the Years Ended December 31,
(Dollars in thousands, except per share data):

	2004	2003	2002	2001	2000
Balance Sheet Data

Total assets	$666,811	$583,746	$553,818	$487,203	$466,225
Total investment securities	176,337	158,387	160,371	133,609	154,150
Total loans	448,478	383,408	351,535	297,970	271,381
Allowance for loan losses	(4,829)	(5,278)	(4,975)	(4,169)	(4,236)
Total deposits	398,272	339,080	322,015	291,833	278,076
Total borrowings from Federal Home Loan Bank	191,846	170,506	156,558	120,900	119,152
Total shareholders' equity	56,042	53,115	53,836	52,538	50,507
Average assets	646,205	560,837	518,939	468,249	471,572
Average shareholders' equity	54,200	53,924	52,813	52,279	49,550

Results Of Operations

Interest and dividend income	$ 31,922	$ 30,493	$ 32,352	$ 33,892	$ 35,333
Interest expense	11,545	11,075	12,775	15,751	17,616
Net interest income	20,377	19,418	19,577	18,141	17,717
Provision for loan losses	180	540	1,100	2,000	952
Net interest income after provision for loan losses	20,197	18,878	18,477	16,141	16,765

Noninterest income (including net security gains(losses))	6,572	7,074	6,322	7,520	7,040
Noninterest expense	18,914	18,853	18,245	18,489	16,589

Pre-tax income	7,855	7,099	6,554	5,172	7,216
Applicable income taxes	2,123	1,892	1,742	1,661	2,419

Net income before cumulative effect of accounting change	5,732	5,207	4,812	3,511	4,797
Less: cumulative effect of accounting change	---	---	247	---	---
Net income	$ 5,732	$ 5,207	$ 4,565	$ 3,511	$ 4,797

Earnings per share:
Basic before cumulative effect of accounting change	$ 1.85	$ 1.67	$ 1.49	$ 1.07	$ 1.43
Cumulative effect of accounting change	---	---	(0.07)	---	---
Basic after cumulative effect of accounting change	$ 1.85	$ 1.67	$ 1.42	$ 1.07	$ 1.43

Diluted before cumulative effect of accounting change	$ 1.79	$ 1.63	$ 1.47	$ 1.06	$ 1.43
Cumulative effect of accounting change	---	---	(0.07)	---	---
Diluted after cumulative effect of accounting change	$ 1.79	$ 1.63	$ 1.40	$ 1.06	$ 1.43

Return on total average assets	0.89%	0.93%	0.88%	0.75%	1.02%
Return on total average equity	10.58%	9.66%	8.64%	6.72%	9.68%
Average equity to average assets	8.39%	9.61%	10.18%	11.16%	10.51%

Dividend payout ratio	2.76%	2.81%	3.94%	4.22%	5.38%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K. The purpose of this discussion is to highlight significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years, and provide supplemental information and analysis.

Certain amounts in the 2003 and prior years financial statements have been reclassified to conform to the presentation used in 2004.

Unless otherwise noted, all dollars are expressed in thousands except per share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in 2004, 2003 and 2002 net interest income was $1,653, $1,602 and $1,488 of tax-exempt interest income from certain tax-exempt investment securities and loans.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax equivalent adjustments of $721, $684 and $613, in 2004, 2003 and 2002, respectively. The analysis of net interest income tables included in this Annual Report on Form 10-K provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax-equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from their earning asset portfolios. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax-equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices.

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2004 the Company had consolidated assets of $667 million and was one of the larger independent community banking institutions in Maine.

The Company’s principal asset is all of the capital stock of the Bar Harbor Bank & Trust (the "Bank"), a community bank incorporated in the late 19th century. With eleven branch office locations, the Company is a diversified financial services provider, offering a full range of banking services and products to individuals, businesses, governments, and not-for-profit organizations throughout Down East and Mid Coast Maine.

The Company attracts deposits from the general public in the markets it serves and uses such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage and home equity loans, and a variety of consumer loans. The Company also invests in mortgage-backed securities, obligations of state and political subdivisions, as well as other securities. In addition to community banking, the Company provides a comprehensive array of trust and investment management services through its second tier subsidiary, Bar Harbor Trust Services ("Trust Services") a Maine chartered non-depository trust Company.

Major Sources of Revenue

The principal source of the Company’s revenue is net interest income generated, representing the difference or spread between interest income from its earning assets and the interest expense paid on deposits and borrowed funds. In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. The Company’s non-interest income is principally derived from financial services including trust, investment management and third-party brokerage services, as well as service charges on deposit accounts, merchant credit card processing fees,  gains and losses on the sale of investment securities, and a variety of other miscellaneous product and service fees.

Business Strategy

The Company, as a diversified financial services provider, pursues a strategy of achieving long-term sustainable growth, profitability, and shareholder value, without sacrificing its soundness. The Company works toward achieving this goal by focusing on increasing its loan and deposit market share in the coastal communities of Maine, either organically or by way of strategic acquisitions. The Company believes one of its more unique strengths is an understanding of the financial needs of coastal communities and the businesses vital to Maine’s coastal economy, namely: tourism, hospitality, retail establishments and restaurants, seasonal lodging and campgrounds, fishing, lobstering, boat building, and marine services. Consistent with this strategy, in February 2004 the Company expanded into Knox County, Maine, with the Bank’s acquisition of an existing branch banking office in the vibrant community of Rockland.

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

Management has numerous policies and control processes in place which provide for the monitoring and mitigation of risks based upon and driven by a variety of assumptions and actions, which if were changed or altered, could impact the Company’s financial condition and results of operations. The foregoing matters are more fully discussed throughout this Annual Report on Form 10-K.

Summary Financial Condition

The Company’s total assets increased 14% during 2004, ending the year at $667 million. Asset growth continued to be driven by consumer and commercial lending activities.

  Loans: Total loans stood at $448 million at December 31, 2004, representing an increase of 17% compared with the same date in 2003. Loan growth was split about equally between commercial and consumer loans, and was aided by $12 million in loans acquired in connection with the Bank’s branch office acquisition in the community of Rockland, Maine. Lending activities have benefited from the resilience of the local economy, a favorable market interest rate environment, and initiatives designed to strengthen the Bank’s loan origination and service delivery systems.
  Allowance for Loan Losses: Non-performing loans remained at low levels during 2004. At year-end, total non-performing loans amounted to $723 thousand or 0.16% of total loans, compared with $1.5 million or 0.39% at December 31, 2003. At December 31, 2004 the allowance for loan losses amounted to 1.1% of total loans, and expressed as a percent of non-performing loans, stood at 667%. Reflecting a sustained trend of strong credit quality, during 2004 the Bank recorded a provision for loan losses of $180 thousand, representing a reduction of $360 compared with 2003, and favorably impacting the current year’s earning performance.
  Investment Securities: The investment securities portfolio continued to serve as a key source of earning assets for the Bank. Investment securities totaled $176 million at December 31, 2004, representing an increase of 11% compared with December 31, 2003. Investment securities principally consist of mortgage-backed securities, and obligations of state and political subdivisions.
  Deposits: The primary source of funding for the Bank’s earning assets continued to be core customer deposits, gathered through its network of eleven banking offices throughout Down East and Mid Coast Maine. Total deposits stood at $398 million at December 31, 2004, representing an increase of 17% compared with December 31, 2003. Deposit growth was bolstered by accounts acquired in connection with the Rockland branch acquisition, a new institutional money market product, and brokered certificates of deposit obtained from the national market. Savings and money market accounts led 2004 growth with an increase of $30 million, followed by time deposits, demand deposits and NOW accounts, posting increases of $21, $5 and $3 million, respectively.
  Borrowings: Borrowed funds principally consist of advances from the Federal Home Loan Bank. During 2004 the Bank continued to utilize borrowed funds in leveraging its strong capital position and supporting its earning asset portfolios. Advances from the Federal Home Loan Bank totaled $192 million at December 31, 2004, representing an increase of 13% compared with the same date in 2003. The increase in borrowed funds was principally utilized to fund growth in the investment securities portfolio.
  Shareholders’ Equity: Consistent with its long-term strategy of operating a sound and profitable organization, during 2004 the Company continued to exceed regulatory requirements for "well-capitalized" institutions. At December 31, 2004, the Company’s Tier I Leverage Capital ratio was 7.8%, compared with 5.0% for "well-capitalized" institutions. Total shareholders’ equity stood at $56 million, representing an increase of $3 million compared with December 31, 2003.

Summary Results of Operations

Net income for the year ended December 31, 2004 amounted to $5.7 million, or fully diluted earnings per share of $1.79, compared with $5.2 million or fully diluted earnings per share of $1.63 for the year ended December 31, 2003, each representing an increase of 10%.

The Company’s return on average equity ("ROE") amounted to 10.58% during 2004, compared with 9.66% during 2003.

  Net Interest Income: Net interest income continued to be the principal component of the Company’s income stream. Net interest income for the year ended December 31, 2004 amounted to $20.4 million, representing an increase of $959 thousand or 5% compared with 2003. The increase in net interest income was principally attributed to earning asset growth during 2004, as the Company’s net interest margin declined 35 basis points to 3.45%, compared with 2003. Following a long period of historically low interest rates, the net interest margin continued under pressure early in the year, but began to steadily strengthen as the Federal Reserve increased short-term interest rates five times during the second half of the year. The Company continues to maintain an asset sensitive balance sheet, and management believes it is well positioned for a variety of future interest rate scenarios.
  Non-interest Income: Non-interest income for the year ended December 31, 2004 amounted to $6.6 million, representing a decrease of $502 thousand or 7% compared with 2003. The decline in non-interest income was principally attributed to a reduced level of net gains on the sale of investment securities, which amounted to $497 thousand during 2004 compared with $1.3 million during 2003. Income from trust and financial services declined 12% to $1.9 million during 2004 compared with 2003, reflecting declines in average managed assets and revenue from third-party brokerage activities. Included in 2004 non-interest income was $404 thousand in income from interest rate swap agreements, of which $375 thousand represented net cash flows received from counterparties. In 2004, these interest rate swap agreements were de-designated as cash flow hedges and the cash flows received from counterparties were recorded as non-interest income, whereas in 2003 these cash flows were recorded as interest income. In September 2004, the interest rate swap agreements were re-designated as cash flow hedges and, prospectively, the net cash flows received from counterparties are being recorded as interest income. Service charges on deposit accounts declined $46 thousand or 3% during 2004, while credit card and merchant processing fees increased $73 thousand or 5%.
  Non-interest Expense: Non-interest expense for the year ended December 31, 2004 amounted to $18.9 million, representing an increase of $61 thousand, or less than 1%, compared with 2003. A variety of factors contributed to 2004 non-interest expense year-over-year results. Included in 2004 non-interest expense were costs associated with the Company’s corporate re-branding initiative, other-than-temporary impairment write-downs of certain non-marketable equity investments, and costs related to integration activities associated with the Rockland branch acquisition. Non-interest expenses also included costs related to the Company’s compliance with the sweeping changes in U.S. securities laws enacted under the Sarbanes-Oxley Act of 2002, particularly Section 404, which establishes extensive new requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. The Company’s success in containing the increase in 2004 non-interest expense at less than 1% was attributed in part to a variety of previously reported expenses incurred during 2003 related to organizational restructuring activities in the Company’s financial services division, certain legal settlements, and adjustments to the workforce. Salaries and employee benefits declined $148 thousand to $9.3 million during 2004, reflecting current and prior year changes to staffing levels and compensation mix.

Other 2004 Financial Highlights

  Cash Dividends: In the first quarter of 2004 the Company increased its quarterly dividend by 5.3%, to 20 cents per share. In the first quarter of 2005 the dividend was increased by 5.0%, to 21 cents per share.
  Branch Acquisition: In February 2004, the Bank completed its acquisition of a branch office in the community of Rockland, Maine. This transaction included approximately $21 million in deposits and $12 million in loans.
  Stock Repurchase Plan: In the first quarter of 2004 the Company announced its second stock repurchase plan under which the Company may purchase up to 10% of its outstanding shares of common stock. During 2004, the Company repurchased 49.9 thousand shares at an average price of $27.03.
  Tangible Book Value: In connection with the Bank’s acquisition of the Rockland branch in February 2004, the Company capitalized $3.2 million in goodwill and other intangible assets on its consolidated balance sheet. At December 31, 2004 the Company’s tangible book value per share amounted to $17.06 compared with $17.02 at December 31, 2003.
  BTI Restructuring Plan:  The Company completed the previously reported restructuring of its wholly owned financial services subsidiary, BTI Financial Group ("BTI") and its three operating subsidiaries:  Bar Harbor Trust Services; Block Capital Management ("Block"), an SEC registered investment advisor; and Dirigo Investments, Inc. ("Dirigo"), a National Association of Securities Dealers (NASD) registered broker-dealer.

Pursuant to this plan, the following actions were taken, all of which were completed during 2004:

  The portfolio management professionals at Block were unified as one team with Trust Services. Block subsequently discontinued operations as an independent subsidiary of BTI. All services provided by Block to clients of Trust Services remained unchanged.
  During the first quarter of 2004 Trust Services became a wholly owned subsidiary of the Bank. All products and services provided by Trust Services remained unchanged.
  In January 2004 the Bank entered into a third-party brokerage arrangement with Infinex Investments, Inc. ("Infinex"). Infinex began offering third party brokerage services in May, 2004 doing business as "Bar Harbor Financial Services." Bar Harbor Financial Services is a branch office of Infinex, an independent registered broker-dealer offering securities and insurance products that is not affiliated with the Company or any of its subsidiaries. These products are not deposits, are not insured by the FDIC or any other any government agency, are not guaranteed by the bank or any affiliate, and may be subject to investment risk, including possible loss of value.
  A transfer of customer account assets of Dirigo Investments, Inc. ("Dirigo") to Bar Harbor Financial Services was completed during the third quarter of 2004, at which time Dirigo and BTI were dissolved.

One of the principal goals underlying the restructuring plan was to simplify and more closely align the Company’s brand names and operating model without diminishing functionality. The Company anticipates the changes will enable it to improve customer service, broaden its product offerings, and achieve increased operating efficiencies. The Company also believes that by reducing the number of brand names under which it operates, a clearer message will be presented to its customers and the marketplace.

Outlook

The challenges facing the Company as we entered 2005 were similar to those identified in the prior year, namely: loan and deposit growth, credit quality, interest rate risk, and risk management processes. In addition to these challenges, the Company must grow revenues and control expenses while managing an increasing regulatory burden. These are challenges the Company has met for many years while serving the citizens and businesses in the markets it serves, and the Company expects similar results over the next twelve months.

The year 2004 brought the banking world much volatility and uncertainty. Short-term interest rates increased with the Fed tightening five times, while the 10-year Treasury fluctuated between 3.65% and 4.95%, ending the year at 4.30%. While short-term interest rates were increasing during the second half of the year, the opposite was true for longer term rates, causing a dramatic flattening of the U.S. Treasury yield curve as we ended 2004. As we head into 2005, growth in net interest income will depend on many factors including: how quickly, and by how much, the Federal Reserve will continue to tighten and the effect on the rest of the yield curve; whether the economy will continue on the road to recovery and at what pace; and the impact of a potentially inverted yield curve on the net interest margin. The current and projected shape of the yield curve will be key factors driving the Company’s net interest income in 2005, and continued earning asset growth will likely be necessary in generating meaningful increases. Though these developments have not had a materially adverse affect on the Company to date, the Company continues to monitor them closely and believes it is adequately positioned for a variety of future interest rate scenarios.

Reflecting trends in the National and Regional economies, the Company’s market area generally witnessed steady economic growth during 2004. As we head into 2005, the economies and real estate markets in the Company’s primary market areas will continue to be significant determinants of the quality of the Company’s assets in future periods and, thus, its results of operations, liquidity, and financial condition. The Company believes future economic activity will in part depend on stronger employment, consumer confidence, personal consumption expenditures, and business expenditures for new capital equipment.

Other factors, which could affect the Company’s financial performance and that of its common stock, are more fully enumerated in the "Forward-Looking Statements" discussion at the beginning of this Annual Report on Form 10-K.

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

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported. Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the consolidated financial statements:

Allowance for Loan Losses - Management believes the allowance for loan losses ("allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of loss in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income and when larger provisions for loan losses are necessary, the result is lower net income. Refer to Part II, Item 7, Allowance for Loan Losses and Provision, in this Annual Report on Form 10-K, for further discussion and analysis concerning the allowance.

Income Taxes – The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2004 and 2003, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

Goodwill and Other Intangible Assets - The valuation technique used by the Company to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors.  Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, would adversely affect the Company's results of operations. Refer to Notes 1 and 8 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details of the Company’s accounting policies and estimates covering goodwill and other intangible assets.

FINANCIAL CONDITION

Asset / Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets represented 94.7% and 94.3% of total average assets during 2004 and 2003, respectively.

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

Earning Assets

For the year ended December 31, 2004, the Company’s total average earning assets amounted to $612,031, compared with $528,791 in 2003, representing an increase of $83,240, or 15.7%. The 2004 increase in average earning assets was led by average loan growth of $49,255 or 13.4%, followed by growth in average investment securities amounting to $32,484, or 21.8%.

The tax-equivalent yield on total average earning assets amounted to 5.33% in 2004, compared with 5.90% in the prior year, representing a decline of 57 basis points. The decline in earning asset yields was principally attributed to the continuation of historically low interest rates, particularly during the first six months of 2004 when the federal funds targeted rate stood at 1.00%, representing a forty-five year low. Long-term interest rates also continued at historically low levels during 2004, with the 10-year U.S. Treasury note yielding below 4.40% for the most of the year, declining to as low as 3.68%, and ending the year at 4.22%. The Bank’s earning asset yields began to strengthen during the second half of 2004 as the Federal Reserve increased the federal funds rate five times, ending the year at 2.25% and favorably impacting the yields on the Bank’s variable rate earning assets.

Total interest earned during 2004 amounted to $32,643 compared with $31,177 in 2003, representing an increase of $1,466 or 4.7%, all of which was attributed to earning asset growth.

Total Assets

The Company’s assets principally consist of loans and investment securities, which at December 31, 2004 represented 66.5% and 26.4% of total assets, respectively.

At December 31, 2004 the Company’s total assets stood at $666,811, representing an increase of $83,065, or 14.2%, compared with December 31, 2003. The increase in total assets was principally attributed to loan growth of $65,070 or 17.0%, followed by growth in investment securities amounting to $17,950, or 11.3%.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank’s loan portfolio, net of loan origination fees and costs, as of December 31st over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2004	2003	2002	2001	2000

Real estate loans:
Construction and development	$ 21,339	$ 12,639	$ 16,270	$ 20,348	$ 12,297
Mortgage	362,702	322,579	287,990	229,634	208,815
Loans to finance agricultural production and other loans to farmers	15,077	11,719	11,053	7,149	6,674
Commercial and industrial loans	35,574	19,167	20,010	22,158	23,729

Loans to individuals for household, family and other personal expenditures	11,156	11,775	12,818	13,918	15,841
All other loans	2,153	4,554	2,684	3,699	3,978
Real estate under foreclosure	477	975	710	1,064	47

TOTAL LOANS	$448,478	$383,408	$351,535	$297,970	$271,381

Less: Allowance for loan losses	4,829	5,278	4,975	4,169	4,236

NET LOANS	$443,649	$378,130	$346,560	$293,801	$267,145

Total Loans: At December 31, 2004 total loans amounted to $448,478, compared with $383,408 at December 31, 2003, representing an increase of $65,070, or 17.0%. Commercial loans contributed 54.6% to this growth; consumer loans contributed 48.0% offset in part by a decline of 2.6% in tax-exempt loans to municipalities.

The 2004 increase in total loans reflects $12,343 in loans acquired in connection with the Bank’s acquisition of a branch office in the community of Rockland, Maine, principally consumer real estate loans. Excluding the acquired Rockland branch loan portfolio, 2004 loan growth amounted to $52,727, or 13.8%.

At December 31, 2004 total consumer loans amounted to $282,413, representing an increase of $31,244 or 12.4%, compared with December 31, 2003. Following record refinancing activity over the past few years and a rise in interest rates that began in the latter part of 2003, consumer real estate loan originations slowed during 2004, but portfolio growth continued as new purchase transactions accounted for an increasing proportion of loan originations. In addition, home equity loan activity has been strong, accounting for 35.3% of the 2004 increase in consumer loans.

At December 31, 2004 total commercial loans amounted to $163,433, representing an increase of $35,532 or 27.8% compared with December 31, 2003. The 2004 growth in commercial loans represented a five year high, attributed in part to a stable local economy, a still-favorable market interest rate environment, and initiatives designed to strengthen the Bank’s commercial loan origination activities. Commercial loan originations were particularly strong in Knox County, a new market area forged in 2004, by way of the Bank’s acquisition of a branch office in the community of Rockland, Maine.

In April of 2004, the Bank opened a loan production office in Bangor, Maine, augmenting the Company’s long-standing Trust and Financial Services presence in this major market area. During 2004, the Bangor loan production office generated significant new commercial relationships, which benefited from a strong, locally based commercial lender. The Bank anticipates continued loan growth in this market area.

At December 31, 2004, consumer and commercial real estate loans comprised 85.7% of the loan portfolio, compared with 87.4% at December 31, 2003. The continued strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank’s market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no significant deterioration in the performance or risk characteristics of the real estate loan portfolio.

Construction and Development Loans: Construction and development loans are both consumer and commercial in nature and represented 4.8% of total loans at December 31, 2004, compared with 3.3% at December 31, 2003.

Total construction and development loans amounted to $21,339 at December 31, 2004 compared with $12,639 at December 31, 2003, representing an increase of $8,700, or 68.8%. The increase in these types of  loans was attributed in part to a higher level of commercial construction loan activity at the close of 2004. Construction and development loans generally migrate from construction status to completed projects with permanent financing arrangements within one year.

Mortgage Loans: Mortgage loans, which include consumer real estate, home equity and commercial, accounted for 81.0% of total loans at December 31, 2004, compared with 84.1% at December 31, 2003.

At December 31, 2004, total mortgage loans amounted to $363,179, compared with $322,579 at December 31, 2003, representing an increase of $40,600, or 12.6%. The increase in mortgage loans was principally attributed to strong commercial real estate loan originations, loans acquired in connection with the Rockland branch office acquisition, and continued demand for real estate in the communities served by the Bank.

Loans to Finance Agricultural Production and Other Loans to Farmers: Agricultural loans amounted to $15,077 at December 31, 2004 compared with $11,719 at December 31, 2003, representing an increase of $3,358 or 28.7%. This category of loans represented 3.4% of the loan portfolio at December 31, 2004, compared with 3.1% at the same date in 2003. The communities served by the Bank present limited opportunities for lending in this industry sector.

Commercial and Industrial Loans: Commercial and industrial loans represented 7.9% of the loan portfolio at December 31, 2004, compared with 5.0% at December 31, 2003. Included in this category of loans are certain loans related to the Maine’s wild blueberry industry. The Bank’s market area demographics have historically limited the growth potential in this particular category of loans. During 2004 this trend did not continue. At December 31, 2004, commercial and industrial loans totaled $35,574, compared with $19,167 at the same date in 2003, representing an increase of $16,407, or 85.6%.

Loans to Individuals for Household, Family and Other Personal Expenditures: Personal consumer loans, including credit card loans and student loans, totaled $11,156 at December 31, 2004 compared with $11,775 at December 31, 2003, representing a year-over-year decline of $619, or 5.3%. This category of loans represented 2.5% of the portfolio at December 31, 2004, compared with 3.1% at December 31, 2003.

Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank has not campaigned aggressively for consumer installment loans over the past few years.

The Bank continues to be one of relatively few community banks with its own credit card loan portfolio, as large credit card processing companies continue to acquire credit card portfolios and associated sources of non-interest income from smaller organizations, particularly community banks.

All Other Loans: All other loans represented 0.5% of the loan portfolio at December 31, 2004 compared with 1.2% in 2002. The balance of all other loans at December 31, 2004 totaled $2,153 compared with $4,554 at December 31, 2003, representing a decrease of $2,401, or 52.7%.

This category of loans principally includes loans to government municipalities and, to a lesser extent, not-for-profit organizations. Government municipality loans typically have short maturities and low interest rate risk characteristics. Government municipality loans are typically available through a bid process among local financial institutions and are aggressively priced, thus generating narrow net interest income margins.

Real Estate Loans Under Foreclosure: At December 31, 2004, real estate loans under foreclosure totaled $477 compared with $975 at December 31, 2003, representing a decline of $498, or 51.1%. At December 31, 2004 real estate loans under foreclosure were represented by six consumer mortgage loans totaling $420 and one commercial mortgage loan totaling $57. At December 31, 2003, real estate loans under foreclosure were represented by six commercial mortgage loans amounting to $544 and ten consumer mortgage loans totaling $431. During 2004, foreclosure proceedings were completed on these loans and any resulting charge offs were recognized.

Loan Concentrations: Loan concentrations continued to reflect the Bank’s business region. At December 31, 2004, approximately 6.8% or $30,535 of the loan portfolio was represented by loans to the hospitality industry, compared with 8.3% or $31,493 at December 31, 2003.  At December 31, 2004 loans related to Maine’s wild blueberry industry amounted to approximately $4,676 or 1.0% of total loans compared with $7,116, or 1.9% at December 31, 2003.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. Other Real Estate Owned is classified on the balance sheet with Other Assets. At December 31, 2004 there was no other real estate owned compared with $34 at December 31, 2003. One residential property comprised the December 31, 2003 balance and this property was sold during 2004.

Mortgage Loan Servicing: The Bank from time to time will sell mortgage loans to other institutions, and investors. The sale of loans allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2004, the unpaid balance of mortgage loans serviced for others totaled $9,935 compared with $12,334 at December 31, 2003, representing a decrease of $2,399, or 19.5%. The decline in 2004 balances was attributed to serviced mortgage loan principal payments, as well as prepayments resulting from loan refinancing activity. Pursuant to the Bank’s asset and liability management strategy, its need for interest earning assets, and its strong capital position, loans originated during 2004 were almost entirely held in the Bank’s loan portfolio.

Loan Maturities and Re-pricing Distribution: The following table shows fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2004, and 2003. Actual maturity dates may differ from contractual maturity dates due to prepayments or loan re-financings.

Maturities	12/31/04	12/31/03

Three months or less	$168,680	$120,309
Over three months through 12 months	40,409	49,020
Over one year through three years	26,841	28,921
Over three years through five years	46,977	28,101
Over five years through 15 years	98,614	97,259
Over 15 years	66,957	59,798

Total	$448,478	$383,408

Loan Portfolio Composition: The following table summarizes the fixed and variable rate composition of the loan portfolio as of December 31, 2004 and 2003:

	2004	2003

Commercial loans:
Real Estate- variable rate	$97,926	$72,923
Real Estate- fixed rate	6,463	4,595
Other - variable rate	40,235	31,393
Other - fixed and variable rate	18,809	18,990
	163,433	127,901

Tax Exempt Municipal Loans - Fixed Rate	1,950	3,652

Consumer and Residential Real Estate Loans:
Real Estate- variable rate	$ 64,467	$ 51,529
Real Estate- fixed rate	157,223	150,573
Home equity – fixed and variable rate	47,189	35,941
Installment – fixed rate	3,961	4,250
Other – fixed and variable rate	9,573	8,876
	282,413	251,169

Real estate under foreclosure	477	975
Deferred origination costs (fees), net	205	(289)
Allowance for loan losses	(4,829)	(5,278)
	$443,649	$378,130

Allowance For Loan Losses

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, the Bank's Senior Loan Officers Committee, oversight from the Bank's Senior Credit Officer, the Director's Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to Management's review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

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

As a result of management’s ongoing review of the loan portfolio, loans are placed on non-accrual status, either due to the delinquent status of principal and/or interest, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent because collection in full of all outstanding principal and interest is in doubt. Loans are generally placed on non-accrual status when principal and/or interest is 90 days overdue. Consumer loans are generally charged off when principal and/or interest payments are 120 days overdue.

Non-performing Loans: Non-performing loans ("NPLs") include loans on non-accrual status, loans that have been treated as troubled debt restructurings, and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during the last five years.

The following table sets forth the details of non-performing loans over the last five years.

TOTAL NON-PERFORMING LOANS
AT DECEMBER 31

	2004	2003	2002	2001	2000

Loans accounted for on a non-accrual basis:
Real estate loans:
Construction and development	$ 0	$ 114	$ 4	$ 0	$ 0
Mortgage	453	1,113	905	1,683	5,640
Loans to finance agricultural production and
other loans to farmers	13	22	45	45	220
Commercial and industrial loans	80	9	10	429	878
Loans to individuals for household,
family and other personal expenditures	26	37	22	34	169
Total non-accrual loans	572	1,295	986	2,191	6,907
Accruing loans contractually past due 90 days
or more	151	199	188	151	1,206
Total non-performing loans	$723	$1,494	$1,174	$2,342	$8,113

Allowance for loan losses to non-performing loans	668%	353%	424%	178%	52%
Non-performing loans to total loans	0.16%	0.39%	0.33%	0.79%	2.99%

At December 31, 2004, total non-performing loans amounted to $723 compared with $1,494 as of December 31, 2003, representing a decline of $771, or 51.6%. At December 31, 2004 non-performing loans represented 0.16% of total loans compared with 0.39% at December 31, 2003.

During 2004, the Bank maintained its non-performing loans at significantly lower levels compared with prior years. The Bank attributes this success to a continued strengthening of its credit administration processes and underwriting standards, aided by a stable local economy and a still favorable interest rate environment. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

While the non-performing loan ratios continued to reflect the favorable quality of the loan portfolio during the year ended December 31, 2004, the Bank is cognizant of soft economic conditions overall, and is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, interest rates, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Allowance for Loan Losses: At December 31, 2004 the allowance for loan losses ("allowance") stood at $4,829, compared with $5,278 at December 31, 2003, representing a decrease of $449, or 8.5%.

The allowance is available to absorb losses on loans. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated quarterly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration. The Bank’s Board of Directors reviews the evaluation of the allowance to ensure its adequacy.

The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the current loan portfolio, and adequate to provide for estimated losses. Reserves are established for specific loans including impaired loans, a pool of reserves based on historical charge-offs by loan types, and supplemental reserves that adjust historical loss experience to reflect current economic conditions, industry specific risks, and other observable data.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES
SUMMARY OF LOAN LOSS EXPERIENCE

	2004	2003	2002	2001	2000

Balance at beginning of period	$ 5,278	$ 4,975	$ 4,169	$ 4,236	$ 4,293
Charge offs:
Commercial, financial, agricultural, others	476	75	111	1,416	253
Real estate:
Construction and development	34	4	---	---	---
Mortgage	66	207	176	434	170
Installments and other loans to individuals	275	141	195	454	800
Total charge offs	851	427	482	2,304	1,223

Recoveries:
Commercial, financial, agricultural, others	66	24	121	96	136
Real estate:
Mortgage	51	106	4	74	7
Installments and other loans to individuals	105	60	63	67	71
Total recoveries	222	190	188	237	214

Net charge offs	629	237	294	2,067	1,009
Provision charged to operations	180	540	1,100	2,000	952

Balance at end of period	$ 4,829	$ 5,278	$ 4,975	$ 4,169	$ 4,236

Average loans outstanding during period	$416,956	$367,701	$325,712	$283,728	$271,000

Net charge offs to average loans outstanding during period	0.15%	0.06%	0.09%	0.73%	0.37%

The Bank's loan loss experience showed an increase during 2004 compared with  2003 experience. Net charge-offs during 2004 amounted to $629, representing an increase of $392 compared with 2003. The increase in net charge-offs was principally attributed to two relationships amounting to $506, and these were adequately provided for in the Bank’s previously recorded allowance.

Expressed as a percentage of total average loans outstanding, 2004 net charge-offs amounted to 0.15%, compared with 0.06% in 2003.

The following table presents the five-year summary of the allowance   by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR  LOAN LOSSES
(at December 31)
	2004		2003		2002		2001		2000
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans
Commercial, financial, and agricultural	$1,886	11.29%	$2,281	8.06%	$1,737	8.84%	$1,387	9.84%	$1,563	11.20%
Real estate mortgages:
Real estate-construction	135	4.76%	67	3.30%	266	4.63%	135	6.83%	115	4.53%
Real estate-mortgage	2,305	80.98%	1,708	84.39%	1,992	82.12%	1,525	77.42%	1,945	76.96%
Installments and other loans to individuals	249	2.49%	342	3.07%	531	3.65%	855	4.67%	560	5.84%
Other	---	0.48%	---	1.18%	---	0.76%	---	1.24%	---	1.47%
Unallocated	254	0.00%	880	0.00%	449	0.00%	267	0.00%	53	0.00%
TOTAL	$4,829	100.00%	$5,278	100.00%	$4,975	100.00%	$4,169	100.00%	$4,236	100.00%

At December 31, 2004, the loan loss adequacy analysis resulted in a need for specific reserves of $3,579, general reserves of $982, impaired reserves of $14 and other reserves of $254. Specific reserves are determined by way of individual review of commercial loan relationships in excess of $250, combined with reserves calculated against total outstandings by category using the Bank’s historical loss experience and other observable data.

General reserves account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no major changes loan concentrations during 2004. The December 31, 2004 allowance calculation incorporates loss estimates relating to loans to borrowers involved in the Maine wild blueberry industry, principally centered in Washington County, Maine. During the fourth quarter of 2003, certain legal matters developed regarding the blueberry industry, the uncertainties of which warranted recognition of certain increases in credit risk. While recent developments have been favorable, at December 31, 2004 the adequacy analysis of the allowance incorporated management’s estimate of inherent risk of loss with respect to loans associated with this industry segment.

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $93 as of December 31, 2004, compared with $596 as of December 31, 2003. The related allowances for loan losses on these impaired loans amounted to $14 and $190, as of December 31, 2004 and December 31, 2003, respectively. The Bank had no troubled debt restructurings at December 31, 2004, and all of its impaired loans were considered collateral dependent and were adequately reserved.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $3 and $23 for the years ended December 31, 2004 and 2003, respectively.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, the Company considers the allowance for loan losses at December 31, 2004 to be appropriate for the risks inherent in the loan portfolio, and resident in the local and national economy as of that date.

Investment Securities

The investment securities portfolio represented 29.7% of the Company’s average earning assets during 2004 and generated 25.1% of total interest income, compared with 23.7% and 26.5% in 2003, respectively.

The investment securities portfolio is primarily comprised of mortgaged-backed securities issued by U.S. government sponsored enterprises and agencies, and other corporate issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other government sponsored enterprises.

The overall objective of the Bank’s strategy for the investment securities portfolio is to maintain an appropriate level of liquidity, diversify earning assets, manage interest rate risk, leverage the Bank’s strong capital position, and generate acceptable levels of net interest income. The investment securities portfolio is managed under the policy guidelines established by the Bank’s Board of Directors.

Total Investment Securities: At December 31, 2004 total investment securities stood at $176,337 compared with $158,387 at December 31, 2003, representing an increase of $17,950, or 11.3%.

The 2004 average investment securities balance amounted to $181,778, compared with $149,294 in 2003, representing an increase of $32,484, or 21.8%.

Comparing 2004 with 2003, the year-over-year growth in average investment securities outpaced the period end growth, reflecting a redeployment of cash flows from the securities portfolio in support of strong loan growth and expected seasonal deposit outflows.

The 2004 growth in average investment securities principally occurred during the second quarter of 2004. Securities added to the portfolio predominately consisted of mortgage-backed securities with average durations ranging between two and three years. This action was taken as market yields climbed to a two-year high, presenting some patiently awaited opportunities for the Bank to increase its earning assets and leverage its strong capital position. Given the historically low interest rate environment and the associated level of interest rate risk, during 2003 the Bank exercised restraint by not increasing the investment securities portfolio compared with 2002.

In light of the low interest rate environment over the past few years and the historically high degree of interest rate volatility, the Bank’s investment strategy has been focused on maintaining a securities portfolio with an overall relatively short average duration, thereby reducing the exposures associated with sustained increases in interest rates. This was accomplished through investments in securities with predictable cash flows and relatively short average lives such as, 10-year fully amortizing mortgage-backed securities and other high coupon mortgage-backed securities. The Bank’s strategy has been to position the securities portfolio defensively with a steady stream of future cash flows. While sacrificing some yield in the near-term, the Bank’s objectives were to maintain a reasonable level of net interest income, manage longer-term interest rate and market risks, and position the portfolio for a rising interest rate environment and an improving economy.

Trading Securities: Trading securities are securities bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. As of December 31, 2004 and 2003, the Bank did not have any trading securities.

Securities Available-for-Sale: The designation of securities "available-for-sale" is made at the time of purchase, based upon management’s intent to hold the securities for an indefinite time; however, these securities would be available for sale in response to changes in market interest rates, related changes in the securities’ prepayment risk, needs for liquidity, or changes in the availability of and yield on alternative investments.

Investment securities classified as available-for-sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method and are shown separately in the statement of income.

The securities available-for-sale portfolio is managed on a total return basis with the objective of exceeding the return that would be experienced if investing solely in U.S. Treasury instruments. The securities available-for-sale portfolio is used for liquidity purposes while simultaneously producing earnings.

Securities available-for-sale totaled $176,337 at December 31, 2004, compared with $124,422 at December 31, 2003, representing an increase of $51,916, or 41.7%. Securities available-for-sale represented 100% of total investment securities at December 31, 2004, compared with 78.6% at December 31, 2003.

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", during the fourth quarter of 2004 the Bank transferred into the available-for-sale securities portfolio all of its held-to-maturity investment securities. Securities transferred consisted of longer term, tax-exempt securities representing obligations of state and political subdivisions. The held-to-maturity securities were transferred to available-for sale at their fair value of $36,100, with an unrealized gain on these securities, net of taxes, amounting to $1,191 recorded in other comprehensive income, a separate component of shareholders’ equity.

The transfer of held-to-maturity securities to available-for-sale was consistent with the Bank’s asset and liability management strategies, particularly the management of interest rate risk and the need for adequate liquidity. The majority of the held-to-maturity securities transferred to available-for-sale were purchased in 2001, during a period of higher long-term interest rates, and then-current projections for even higher rates in the near future. Given the current interest rate environment and the shortening of maturities since their date of purchase, the degree of interest rate risk associated with the held-to-maturity securities transferred to available-for-sale has diminished significantly. Management believes the transfer of held-to-maturity securities to available-for-sale will provide the Bank with additional liquidity reserves and a higher degree of flexibility in managing the overall balance sheet. Management does not intend to utilize the held-to-maturity classification in the foreseeable future.

The balances of securities available-for-sale are stated on the consolidated balance sheet net of fair value adjustments, reflecting net unrealized gains of $1,941 and $692 at December 31, 2004 and 2003, respectively. The 2004 increase in unrealized gains was principally attributed to the transfer of held-to-maturity securities to available-for-sale, which at December 31, 2004 amounted to $1,804.

The following table summarizes the securities available-for-sale portfolio as of December 31, 2004, and 2003:

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available- for-Sale:	Cost	Gains	Losses	Value

Obligations to U.S. Government sponsored enterprises	$ 6,395	$ 2	$ 49	$ 6,348
Mortgage-backed securities:
U.S. Government agencies and sponsored enterprises	116,097	651	258	116,490
Other	16,608	41	245	16,404
Obligations of states of the U.S. and political
subdivisions thereof	34,296	1,806	2	36,100
Other bonds	1,000	---	5	995
Total securities available for sale	$174,396	$2,500	$559	$176,337

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations to U.S. Government sponsored enterprises	$ 5,557	$ 21	$ 50	$ 5,528
Mortgage-backed securities:
U.S. Government agencies and sponsored enterprises	86,498	986	214	87,270
Other	21,658	174	123	21,709
Other bonds	10,017	5	107	9,915
Total securities available for sale	$123,730	$1,186	$494	$124,422

Securities Held to Maturity: The securities held to maturity ("HTM") portfolio has historically been managed for yield and earnings generation, liquidity through cash flow, and interest rate risk characteristics within the framework of the entire balance sheet. Investment securities held to maturity are those where the Bank has the positive intent and ability to hold until maturity. Held to maturity investments are reported at their aggregate cost, adjusted for amortization of premiums and accretion of discounts.

As previously discussed, during the fourth quarter of 2004 the Bank transferred all securities held-to-maturity to available-for-sale. At December 31, 2003, securities held-to-maturity totaled $33,965 representing 21.4% of total investment securities at that date.

The following table summarizes the securities held-to-maturity portfolio since 2002:

SECURITIES HELD TO MATURITY AT DECEMBER 31
(at book value)

	2003	2002

Mortgage backed Securities	$ 591	$ 1,363
Obligations of state and political subdivisions	33,374	30,182
Total	$33,965	$31,545

At December 31, 2003, the HTM portfolio consisted exclusively of long-term, tax-exempt municipal bonds, with one exception; namely, one $591 mortgage-backed security ("MBS") originally purchased in 2002 for Community Reinvestment Act ("CRA") benefits, with an original par value of $1,518. The underlying collateral consisted of low-income housing loans in the state of Maine. By their nature, CRA investments typically have higher purchase premiums because of the positive CRA effect. Subsequent to the purchase, the Bank’s primary regulator advised that the MBS did not qualify for CRA credit because the loans were not in the Bank’s immediate market area, in effect diminishing the value of the investment security to the Bank. During 2004, the Bank sold this CRA investment security, which had a then current book value of $476, realizing a gain of $16.

Purchase Premiums and Discounts: Securities are typically purchased at premium or discounted price, depending on the coupon of the security and prevailing interest rates. The Company recognizes the amortization of premiums and accretion of discounts in interest income using the interest method over the estimated life of the security. Purchase premiums are amortized to the earliest call date, while purchase discounts are accreted to maturity. Premiums paid on mortgage backed securities are amortized proportionate to the three-month trailing average Constant Payment Rate (CPR) of each securitized pool of mortgages.

Securities Credit Risk: The Bank evaluates and monitors the credit risk of its investment securities utilizing a variety of resources including external credit rating agencies, predominantly Moody’s and Standard and Poor’s. At December 31, 2004, 95.1% of the investment portfolio was rated "AAA". The Bank held no investment securities having a credit rating below "A" as of December 31, 2004.

Securities Interest Income: During 2004 the total aggregate tax-equivalent yield on the investment securities portfolio amounted to 4.51%, compared with 4.95% in 2003, representing a decline of 44 basis points. The declining interest rate environment over the past few years has prompted increases in prepayment speeds on mortgage backed securities particularly those with higher coupons, an acceleration of premium amortization, and the exercise of call features on certain securities. Securities replaced or incrementally added to the investment securities portfolio during 2003 and 2004 had relatively short average lives and consequently, were lower yielding compared with historical levels.

Total tax-equivalent interest income from investment securities amounted to $8,197 in 2004, compared with $7,385 in 2003, representing an increase of $812, or 11.0%. The impact of the 2004 decrease in yields on interest income was more than offset by a year-over-year increase in the volume of average investment securities.

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost of the Bank’s investment securities and weighted average yields of such securities an a fully tax-equivalent basis as of December 31, 2004, based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers in most cases have the right to prepay.

MATURITY SCHEDULE FOR INVESTMENT SECURITIES
DECEMBER 31, 2004
(at fair value)

	One Year Or Less	Greater than One Year to Five years	Greater than Five Years to Ten years	Greater Than Ten Years

Obligations of U.S. Government sponsored enterprises	$ ---	$1,985	$ 3,858	$ 506
Weighted average yield	0.00%	3.26%	3.37%	2.76%

Mortgage backed Securities:
U.S. Government agencies and sponsored enterprises	2	1,572	46,881	68,035
Weighted average yield	5.45%	4.65%	3.79%	4.54%

Other mortgage backed Securities	---	---	---	16,404
Weighted average yield	0.00%	0.00%	0.00%	4.40%

Obligations of State and Political Subdivisions	---	121	358	35,621
Weighted average yield	0.00%	5.24%	5.24%	6.95%

Other debt securities	---	---	---	995
Weighted average yield	0.00%	0.00%	0.00%	4.55%

Total	$ 2	$3,678	$51,097	$121,561

Securities Concentrations: The Bank does not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceed 10% of the Company’s shareholders’ equity.

Impaired Securities: The securities portfolio contains certain investments where amortized cost exceeds fair market value, which at December 31, 2004 amounted to $559, compared with $648 at December 31, 2003, representing a decline of $89 or 13.7%.

Unrealized losses that are considered other-than-temporary are recorded as a loss on the Company’s consolidated statement of income. In evaluating whether an impairment is other-than-temporary, management considers a variety of factors including the nature of the investment, the cause of the impairment, and the severity and duration of the impairment. Other data considered by management includes, for example, sector credit ratings, volatility of the security’s market price, and any other information considered relevant in determining whether other-than-temporary impairment has occurred.

At December 31, 2004, management determined there were no unrealized losses in the investment securities portfolio that were other-than-temporary.

The following table summarizes temporarily impaired investment securities and their approximate fair values at December 31, 2004. All securities referenced are debt securities. At December 31, 2004 the Bank did not hold any common stock or equity securities in its investment securities portfolio.

TEMPORARILY IMPAIRED INVESTMENT SECURITIES
DECEMBER 31, 2004

	Less Than 12 Months			12 Months of Longer			Total
	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investements	Unrealized Losses	Fair Value	Number of Investements	Unrealized Losses
Description of Securities:

Oblications of U. S. Government sponsored enterprises	$3,585	7	$ 29	$ 983	2	$ 20	$ 4,568	9	$ 49
Mortgage-backed securities:
U.S. Government agencies and sponsored enterprises	31,665	50	121	11,747	24	137	43,412	74	258
Other mortgage-backed securities	8,973	23	138	3,041	5	87	12,014	29	245
Obligations of state and political subdivisions thereof	546	2	2	---	--	---	546	2	2
Other - Corporate bonds	995	1	5	---	--	---	995	1	5
Total temporarily impaired securities	$45,764	84	$295	$15,771	31	$244	$61,535	115	$559

At December 31, 2004, the total unrealized losses on temporarily impaired investments amounted to $559, representing 0.9% of their carrying value. At December 31, 2004 there were no individual investment positions where the unrealized loss exceeded 5% of its carrying value.

As of December 31, 2004, unrealized losses on investment securities that had been in an unrealized loss position more than twelve-months amounted to $244, or 1.5% of their carrying value at December 31, 2004. At December 31, 2004 there were a total of thirty-one investment securities in an unrealized loss position more than twelve months, represented by twenty-nine mortgage backed-securities and two debt securities issued by government sponsored enterprises.

For securities with unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government sponsored enterprises have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate mortgage-backed securities and all investments maintain a credit rating of at least "A" by one of the nationally recognized rating agencies. Mortgage-backed securities and collateralized mortgage obligations are either issued by federal government agencies and sponsored enterprises, or by private issuers, all with security ratings of AAA.

Management believes the unrealized losses in the investment portfolio at December 31, 2004 were attributed to interest rates, and reflected the volatile movements in the U.S. Treasury curve over the past few years. Specifically, certain debt securities were purchased in an interest rate environment lower than where the U.S. Treasury yield curve stood on December 31, 2004.

Management believes the extent of unrealized losses on mortgage-backed securities will diminish over time as principal payments and pre-payments are received and maturities continue to shorten. In the case of debt securities, management believes unrealized losses will diminish over time as maturity dates continue to shorten. Management also believes that any declines in the U.S. Treasury yield curve will further diminish the extent of unrealized losses in the securities portfolio, as market values typically increase in a declining interest rate environment. Subsequent to December 31, 2004 the yield curve posted declines, with the 10-year Treasury, for example, closing as low as 3.99%, or 23 basis points lower than where it stood at year-end.

Funding Sources

The Bank utilizes various traditional sources of funding to support its earning asset portfolios. Funding sources principally consist of customer deposits and, to a lesser extent, borrowings from the Federal Home Loan Bank of Boston ("FHLB") of which it is a member, and certificates of deposit obtained from the national market.

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

Among Maine banks, strong loan growth has not been matched by core deposit growth, which according to a recent report prepared by the Maine Bureau of Financial Institutions, increased a relatively anemic 4% during the twelve-months ended June 30, 2004, the lowest growth rate in five years. As a consequence, among Maine banks, the loan-to-core deposit ratio rose to a record high of 117%, well above the national average of 90% and up from 110% one year earlier. During 2004, the Bank’s average loan-to-core deposit ratio amounted to 114%, compared with 116% in 2003. At December 31, 2004 the Bank’s loan-to-core deposit ratio stood at 120%, in part reflecting the seasonality of customer deposits and fourth-quarter 2004 loan growth of $18,926.

According to the Maine Bureau of Finanical Institutions, because core deposit growth has not kept pace with earning asset growth, Maine banks have had to rely increasingly on borrowings and other types of non-core funding, which supported 27% of Maine bank assets as of June 30, 2004, compared with the national average of 16%. During 2004 the Bank’s non-core funding averaged 31.8% of total average assets, compared with 30.3% in 2003. At December 31, 2004 the Bank’s non-core funding stood at 32.3%, compared with 30.2% at December 31, 2003.

Looking forward, management believes that the Bank’s success in growing core funding will be a determinant factor in its ability to grow earning assets and leverage its strong capital position.

Deposits

During 2004 the most significant source of funding for the Bank’s earning assets continued to be customer deposits, gathered throughout its network of eleven banking offices throughout Down East and Mid Coast Maine. Total average customer deposits accounted for 69.8% of the funding required in supporting the Bank’s earning asset portfolios during 2004, unchanged compared with 2003.

Total Deposits: At December 31, 2004 total deposits amounted to $398,272, compared with $339,080 at December 31, 2003, representing an increase of $59,192, or 17.5%.

Savings and money market accounts led 2004 growth with an increase of $29,870 or 27.3%, followed by time deposits, demand deposits, and NOW accounts, posting increases of $21,375, $4,699, and $3,248, or 17.9%, 9.4%, and 5.4%, respectively, compared with December 31, 2003. Deposit growth was bolstered by $20,459 in deposits acquired in connection with the Rockland branch acquisition, a new institutional money market product accounting for $17,437 of the increase, and $17,712 in certificates of deposit obtained from the national market.

Total average deposits amounted to $377,721 during 2004, compared with $322,414 in 2003, representing an increase of $55,307 or 17.2%.

The following table summarizes the components of the Bank’s total average deposit portfolio:

SUMMARY OF DEPOSIT PORTFOLIO

	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 51,382	---	$ 45,607	---	$ 43,673	---
NOW accounts	63,119	0.24%	54,221	0.34%	48,739	0.60%
Savings accounts	132,091	0.83%	104,275	0.88%	95,514	1.71%
Time deposits	131,129	2.41%	118,311	2.74%	115,549	3.42%
Total deposits	$377,721		$322,414		$303,475

Demand Deposits: Non-interest bearing demand deposits, which are principally commercial in nature, totaled $54,579 at December 31, 2004, compared with $49,880 at December 31, 2003, representing an increase of $4,699, or 9.4%. Total average demand deposits amounted to $51,382 during 2004, compared with $45,607 in 2003, representing an increase of $5,775, or 12.7%. Demand deposits represented 13.6% of total average deposits during 2004, compared with 14.1% in 2003.

The Bank offers its business customers with a variety of cash management products including a Cash Management Sweep Account. Customers are able to automatically transfer their excess demand deposit balances, over certain thresholds established with an earnings credit rate, to interest bearing, overnight securities repurchase agreements. Demand deposits also include balances generated by way of the Bank’s Merchant Credit Card Processing Program. The Bank strives to attract demand deposits in connection with its commercial lending activities, on a total relationship basis.

NOW Accounts: The Bank offers NOW accounts to individuals and not-for-profit organizations. At December 31, 2004, total NOW accounts stood at $63,535, compared with $60,287 at December 31, 2003, representing an increase of $3,248 or 5.4%. During 2004 total average NOW accounts amounted to $63,119, compared with $54,221 in 2003, representing an increase of $8,898, or 16.4%. NOW accounts represented 16.7% of total average deposits during 2004, compared with 16.8% in 2003.

During 2004, the Bank’s most successful NOW account product continued to be Gold Wave Checking, a relationship product designed for its elderly and retired customers. The Bank also introduced two new deposit products during 2004, Ideal Checking and Simple Checking, relationship products designed for families and individuals.

Savings And Money Market Accounts: At December 31, 2004, total savings and money accounts amounted to $139,179, compared with $109,309 at December 31, 2003, representing an increase of $29,870, or 27.3%. Total average savings and money market accounts amounted to $132,091 during 2004, compared with $104,275 in 2003, representing an increase of $27,816, or 26.7%. Savings and money market accounts represented 35.0% of total average deposits during 2004, compared with 32.3% in 2003.

The Bank offers statement savings accounts, and as a community oriented financial institution, continues to offer the more traditional passbook savings accounts. The Bank also offers a tiered-rate, competitively priced money market account, Investors Choice, providing businesses and individuals with short-term investment alternatives.

During 2004, the Bank began offering a new institutional money market product to clients of Bar Harbor Trust Services, the Bank’s wholly owned subsidiary. During 2004 the balance of this new money market product averaged $14,449, and at December 31, 2004, totaled $17,437. The 2004 growth in savings and money market accounts was also driven by the deposits acquired in connection with the Bank’s acquisition of a branch office in the community of Rockland, Maine.

During 2004, which saw a continuation of historically low interest rates, customers appeared to demonstrate a desire for the higher liquidity offered through savings and money market accounts, versus more traditional, longer-term certificates of deposit.

Time Deposits: At December 31, 2004 total time deposits stood at $140,979, compared with $119,604 at December 31, 2003, representing an increase of $21,375, or 17.9%. Total average time deposits amounted to $131,129 during 2004 compared with $118,311 in 2003, representing an increase of $12,818, or 10.8%. Time deposits represented 34.7% of total average deposits during 2004, compared with 36.7% in 2003.

Total time deposits include brokered time deposits obtained from the national market, which during 2004 averaged $11,658, representing an increase of $5,670 compared with 2003. At December 31, 2004, time deposits obtained from the national market amounted to $23,700, or 6.0% of total deposits, compared with $5,988 at December 31, 2003, or 1.8% of total deposits at that date. The increase in deposits obtained from the national market was primarily attributed to the funding needs associated with the Bank’s strong earning asset growth, principally loans, which outpaced core customer deposit growth during 2004. The rates of interest paid on time deposits obtained from the national market were generally more favorable than advances from the Federal Home Loan Bank, a secondary source of funding used by the Bank.

Excluding time deposits obtained from the national market, total time deposits at December 31, 2004 represented an increase $3,663, or 3.2%, compared with December 31, 2003. This increase was principally attributed to deposits acquired in connection with the Bank’s acquisition of a branch office in the community of Rockland, Maine.

The sluggish organic growth in customer time deposits was due in part to depositors’ apparent hesitation to invest in longer-term fixed rate certificates of deposits, while yields remained at historically low levels. Additionally, in light of the extended low interest rate environment and its resulting pressure on the Bank’s net interest margin, during 2004 the Bank did not compete for time deposits as aggressively as it has in the past, with respect to pricing. In pricing time deposits, particularly non-relationship time deposits, the Bank will consider other sources of funding which may be offered at more attractive terms and prices, including borrowed funds and time deposits available in the national market.

Time deposits in denominations of $100 or greater totaled $19,405 at December 31, 2004, compared with $18,784 at December 31, 2003, representing an increase of $621, or 3.3%.

The following schedule summarizes the maturity distribution of time deposits of $100 or greater:

MATURITY SCHEDULE
TIME DEPOSITS $100 THOUSAND OR GREATER
DECEMBER 31, 2004

Maturity

Three months or less	$4,319
Over three months to six months	3,342
Over six months to twelve months	5,416
Over twelve months	6,328
$19,405

Borrowed Funds

Borrowed funds principally consist of advances from the Federal Home Loan Bank of Boston ("FHLB") and, to a lesser extent, securities sold under agreements to repurchase. Advances from the FHLB are secured by stock in the FHLB, mortgage-backed securities, and blanket liens on qualifying first mortgage loans.

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

Borrowings From the Federal Home Loan Bank: At December 31, 2004, borrowings from the FHLB totaled $191,846, compared with $170,506 at December 31, 2003, representing an increase of $21,340, or 12.5%. During 2004, borrowings from the FHLB averaged $193,927, compared with $163,724 in 2003, representing an increase of $30,203, or 18.4%.

During the fourth quarter of 2004, the Bank replaced a portion of its maturing FHLB borrowings with certificates of deposit obtained in the national market, causing the balance of FHLB borrowings at December 31, 2004 to fall below the 2004 average balance.

The 2004 increase in borrowings from the FHLB was utilized to fund earning asset growth, particularly the growth in the Bank’s investment securities portfolio.

Borrowings from the FHLB expressed as a percentage of total assets amounted to 28.8% at December 31, 2004, compared with 29.2% at December 31, 2003.

Borrowing Maturities: Borrowing maturities are managed in concert with the Bank’s asset and liability management strategies, and are closely aligned with the ongoing management of balance sheet interest rate risk. Over the past few years, the Bank has added longer-term borrowings to the balance sheet in order to hedge the interest rate risk associated with the growth in longer-term, fixed rate, earning assets generated during periods of historically low interest rates. While this strategy has pressured net interest income in the short-term, management believes it better positions the Bank for rising interest rates and an improving economy.

As of December 31, 2004, total short-term borrowings, including securities sold under repurchase agreements, amounted to $89,851, compared with $58,525 at December 31, 2003, or 43.4% and 31.4% of total borrowings, respectively. Conversely, long-term borrowings at December 31, 2004 totaled $117,072, compared with $127,906 at December 31, 2003, or 56.6% and 68.6% of total borrowings, respectively.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, the Company continues to be a "well capitalized" bank holding company according to applicable regulatory standards. In 2004, the Company continued to maintain a strong capital position, which is vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Historically, most of the Company’s capital requirements have been provided through retained earnings and this continued to be the case during the year ended December 31, 2004.

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

In March 2004, the Company announced a second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and will continue through December 31, 2005. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of December 31, 2004, the Company had repurchased 49,920 shares of stock under this plan, at a total cost of $1,349 and an average price of $27.03 per share.

The Company believes that a stock repurchase plan is a prudent use of capital at this time. Management anticipates the stock repurchase plan will be accretive to the return on average shareholders’ equity and earnings per share.

Cash Dividends: The Company has historically paid regular quarterly cash dividends on its common stock. Each quarter the Board of Directors declares the payment of regular quarterly cash dividends, subject to adjustment from time to time, based on the Company’s earnings outlook, the strength of the balance sheet and other relevant factors.

In the first quarter of 2004, the Company increased its quarterly dividend by 5.3% to $0.20 per common share. The dividend was paid March 15, 2004 to shareholders of record as of the close of business on February 20, 2004. Quarterly dividends continued at this rate through 2004.

The Company’s 2004 dividend payout ratio amounted to 43.2%, compared with 45.8% in 2003.

In the first quarter of 2005, the Company increased its quarterly dividend by 5.0% to $0.21 per common share. The dividend was payable to all shareholders of record as of February 18, 2005, and was paid on March 15, 2005.

Capital Ratios: The Company and its banking subsidiary are subject to the risk based capital guidelines administered by the Bank's principal regulators. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements.

As of December 31, 2004, the Company and the Bank are considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I Leverage ratio of at least 5%.

At December 31, 2004, the Company’s total risk based capital was $56,260 or 13.0% of risk-weighted assets, compared with $56,403, or 14.7% of total risk-weighted assets at December 31, 2003.

At December 31, 2004, the Company’s Tier I capital totaled $51,431 or 11.9% of risk-weighted assets, compared with 51,601, or 13.5% of total risk weighted assets at December 31, 2003. The ratio of Tier I capital to average weighted assets, or Leverage Ratio, at December 31, 2004 was 7.8%, compared with 8.9% at December 31, 2003.

The following table sets forth the Company's regulatory capital at December 31, 2004 and December 31, 2003, under the rules applicable at that date.

	December 31, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$56,260	13.0%	$56,403	14.7%
Regulatory Requirement	34,588	8.0%	30,694	8.0%
Excess	$21,672	5.0%	$25,709	6.7%

Tier 1 Capital to Risk Weighted Assets	$51,431	11.9%	$51,601	13.4%
Regulatory Requirement	17,294	4.0%	15,347	4.0%
Excess	$34,137	7.9%	$36,254	9.4%

Tier 1 Capital to Average Assets	$51,431	7.7%	$51,601	8.9%
Regulatory Requirement	26,547	4.0%	23,111	4.0%
Excess	$24,884	3.7%	$28,490	4.9%

As more fully disclosed in Note 13 of the Consolidated Financial Statements in this Annual Report on Form 10-K, during 2004 the Bank also maintained its standing as a well capitalized institution as defined by applicable regulatory standards. At December 31, 2004, the Bank’s Tier I Leverage, Tier I Risk Based and Total Risk Based capital ratios stood at 8.0%, 12.2% and 12.8%, respectively.

There are no known trends, events or uncertainties, nor any recommendations by any regulatory authority, that are reasonably likely to have a material effect on the Company’s capital resources, liquidity, or financial condition.

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

The following table summarizes the Company’s contractual obligations at December 31, 2004. Borrowings are stated at their contractual maturity due dates and do not reflect call features on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due Per Period
Description	Total Amount of Obligations	<1 year	1-3 years	4-5 years	>5 years

Operating Leases	$ 24	$ 24	$ ---	$ ---	$ ---
Borrowings from the Federal Home Loan Bank	191,846	74,774	26,387	43,902	46,783
Securities sold under agreements to repurchase	15,077	15,077	---	---	---
Total	$191,870	$89,875	$26,387	$43,902	$46,783

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

At December 31, 2004 the Company had the following Off-Balance Sheet Arrangements:

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

At December 31, 2004, commitments under existing standby letters of credit totaled $1,155, compared with $2,205 at December 31, 2003. The fair value of the standby letters of credit was not significant as of December 31, 2004 and 2003.

Other Off-Balance Sheet Arrangements: At December 31, 2004 and 2003, the Company did not have any other "off-balance sheet arrangements".

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

Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis using the same credit policies as it does for its balance sheet instruments, such as loans. The amount of collateral obtained, if deemed necessary by the Bank upon the issuance of commitment, is based on management's credit evaluation of the customer.

The following table summarizes the Bank’s commitments to extend credit as of December 31:

	2004	2003

Commitments to originate loans	$14,435	$32,575
Unused lines of credit	$76,482	$62,616
Un-advanced portions of construction loans	$ 7,336	$ 3,683
Total	$98,253	98,874

Derivative Instruments / Counter-party Risk: As part of the Bank’s overall asset liability/management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net income. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements. A policy statement, approved by the Board of Directors of the Bank, governs use of derivative instruments.

At December 31, 2004 the Bank had two outstanding derivative instruments, both interest rate swap agreements. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime (5.25%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (5.25%)

The Bank is required to pay a counter-party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at December 31, 2004, based upon the then-current Prime interest rate of 5.25%:

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years

Fixed payments due from counter-party	$4,105	$1,229	$2,206	$669
Variable payments due to counter-party based on prime rate	3,494	1,050	1,881	562
Net cash flow	$ 611	$ 179	$ 325	$107

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

As more fully enumerated in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 16, in this Annual Report on report Form 10-K, during the third quarter of 2004, the Bank designated its interest rate swap agreements as cash flow hedges and, prospectively from the time of this designation, changes in their fair value are being recorded on the consolidated balance sheet in other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties are recorded in interest income. During the first quarter of 2004, these interest rate swap agreements had been de-designated as cash flow hedges and, from the time of de-designation, changes in their fair value and current period net cash flows related to these agreements were recorded in the consolidated statement of income and included as part of non-interest income.

At December 31, 2004 and December 31, 2003, the unrealized (loss) gain on the interest rate swap agreements was ($225) and $86, respectively, and included in other assets on the consolidated balance sheets.

At December 31, 2004, the unrealized loss on these interest rate swap agreements included in other comprehensive income, net of tax, amounted to $149, compared with an unrealized gain of $57 at December 31, 2003. Also included in other comprehensive income for the year ended December 31, 2004 was a net deferred loss, net of tax, of $15 related to the de-designation and re-designation of these swaps as cash flow hedges in 2004. There were no deferred gains or losses recorded in other comprehensive income in 2003.

During 2004, the net unrealized gains on interest rate swap agreements recorded in non-interest income amounted to $29 during the period in which hedge accounting was not applied.

During, 2004, the total net cash flows received from counterparties amounted to $455, compared with $498 and $117 in 2003 and 2002, respectively. Of the $455 in net cash flows received from counterparties during 2004, $375 was recorded in non-interest income (non-hedge period) and $80 in interest income (hedge period). The net cash flows received from counterparties during 2003 and 2002 were recorded in interest income.

Liquidity

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

The Bank actively manages its liquidity position through target ratios established under its asset/liability management policy approved by the Bank’s Board of Directors. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At December 31, 2004, liquidity, as measured by the basic surplus model, was 4.6% over the 30-day horizon and 3.8% over the 90-day horizon. Including its available lines from the FHLB, at December 31, 2004 the Bank’s basic surplus amounted to 5.6% over the 30-day horizon and 4.1% over the 90-day horizon.

The basic surplus model does not incorporate the short-term liquidity generated by cash flows from the investment securities portfolio, which during the first quarter of 2005 are expected to generate approximately $13,000 in additional liquidity, available to absorb anticipated deposit outflows. In this regard, a portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens.

At December 31, 2004, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $48 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio and investment portfolio provide a source of contingent liquidity that could be accessed in a reasonable time period through sales. The Bank also has access to the national brokered deposit market.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the principal component of the Company’s income stream and represents the difference or spread between interest generated from earning assets and the interest expense paid on deposits and borrowed funds. Net interest income is entirely generated by the Bank. Fluctuations in market interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.

Total Net Interest Income: For the year ended December 31, 2004, net interest income on a fully tax- equivalent basis amounted to $21,098 compared with $20,102 and $20,190 in 2003 and 2002, representing an increase of $996 or 5.0%, and a decrease of $88 or 0.4%, respectively.

The increase in 2004 net interest income was entirely attributed to an $83,240 or 15.7% increase in average earning assets during the year, as the 2004 net interest margin declined 35 basis points to 3.45%, compared with 2003. Likewise, the decline in net interest income during 2003 was also entirely attributed to the net interest margin, which declined 34 basis points to 3.80% during 2003, compared with 4.14% in 2002.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and the components of net interest income, including a reconciliation of tax equivalent adjustments, for the years ended December 31, 2004, 2003 and 2002:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2004

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$416,956	$24,100	5.78%
Taxable investment securities	147,836	5,937	4.02%
Non-taxable investment securities (3)	33,942	2,260	6.66%
Total Investments	181,778	8,197	4.51%
Investment in Federal Home Loan Bank stock	10,571	297	2.81%
Fed funds sold, money market funds, and time
deposits with other banks	2,726	49	1.80%

Total Earning Assets	612,031	32,643	5.33%

Non Interest Earning Assets:
Cash and due from banks	8,308
Allowance for loan losses	(5,051)
Other assets (2)	30,917
Total Assets	$646,205

Interest Bearing Liabilities:
Deposits	$326,339	$ 4,409	1.35%
Securities sold under repurchase agreements	13,427	151	1.12%
Borrowings from the Federal Home Loan Bank	193,927	6,985	3.60%
Total Borrowings	207,354	7,136	3.44%
Total Interest Bearing Liabilities	533,693	11,545	2.16%
Rate Spread			3.17%

Non Interest Bearing Liabilities:
Demand deposits	51,382
Other liabilities	6,930
Total Liabilities	592,005
Shareholders' Equity	54,200
Total Liabilities and Shareholders' Equity	$646,205
Net Interest Income and Net Interest Margin (3)		21,098	3.45%
Less: Tax Equivalent Adjustment		(721)
Net Interest Income		$20,377	3.33%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2003

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$367,701	$23,463	6.38%
Taxable investment securities	118,021	5,252	4.45%
Non-taxable investment securities (3)	31,273	2,133	6.82%
Total Investments	149,294	7,385	4.95%
Investment in Federal Home Loan Bank stock	8,700	265	3.05%
Fed Funds sold, money market funds, and time
deposits with other banks	3,096	64	2.07%

Total Earning Assets	528,791	31,177	5.90%

Non Interest Earning Assets:
Cash and due from banks	8,227
Allowance for loan losses	(5,235)
Other assets (2)	29,054
Total Assets	$560,837

Interest Bearing Liabilities:
Deposits	$276,807	$ 4,336	1.57%
Securities sold under repurchase agreements	13,086	173	1.32%
Borrowings from the Federal Home Loan Bank	163,724	6,566	4.01%
Total Borrowings	176,810	6,739	3.81%
Total Interest Bearing Liabilities	453,617	11,075	2.44%
Rate Spread			3.45%

Non Interest Bearing Liabilities:
Demand deposits	45,607
Other liabilities	7,689
Total Liabilities	506,913
Shareholders’ Equity	53,924
Total Liabilities and Shareholders’ Equity	$560,837
Net Interest Income and Net Interest Margin (3)		20,102	3.80%
Less: Tax Equivalent Adjustment		(684)
Net Interest Income		$19,418	3.67%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3)  For purposes of these computations, interest income is reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2002

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$325,712	$23,788	7.30%
Taxable investment securities	118,684	6,751	5.69%
Non-taxable investment securities (3)	29,142	1,984	6.81%
Total Investments	147,826	8,735	5.91%
Investment in Federal Home Loan Bank stock	7,812	288	3.69%
Fed Funds sold, money market funds, and time deposits with other banks	6,461	154	2.38%

Total Earning Assets	487,811	32,965	6.76%

Non Interest Earning Assets:
Cash and due from banks	15,884
Allowance for loan losses	(4,607)
Other assets (2)	19,851
Total Assets	$518,939

Interest Bearing Liabilities:
Deposits	$259,802	$ 5,880	2.26%
Securities sold under repurchase agreements	13,124	288	2.19%
Borrowings from the Federal Home Loan Bank	144,026	6,607	4.59%
Total Borrowings	157,150	6,895	4.39%
Total Interest Bearing Liabilities	416,952	12,775	3.06%
Rate Spread			3.69%

Non Interest Bearing Liabilities:
Demand deposits	43,673
Other liabilities	5,501
Total Liabilities	466,126
Shareholders' Equity	52,813
Total Liabilities and Shareholders' Equity	$518,939
Net Interest Income and Net Interest Margin (3)		20,190	4.14%
Less: Tax Equivalent Adjustment		(613)
Net Interest Income		$ 19,577	4.01%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

Net Interest Margin: The net interest margin, expressed on a tax-equivalent basis, represents the difference between interest and dividends earned on interest-bearing assets and interest paid to depositors and other creditors, expressed as a percentage of average earning assets.

The net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets. The interest rate spread represents the difference between the average tax-equivalent yield earned on interest earning-assets and the average rate paid on interest bearing liabilities. The net interest margin is generally higher than the interest rate spread due to the additional income earned on those assets funded by non-interest bearing liabilities, primarily demand deposits and shareholders’ equity.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2004 Average Rates				2003 Average Rates
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest Earning Assets:
Loans (1,2)	5.91%	5.75%	5.63%	5.83%	6.14%	6.18%	6.55%	6.69%
Taxable investment securities	4.01%	4.00%	3.71%	4.40%	4.22%	4.02%	4.58%	4.86%
Non-taxable investment securities (2)	6.95%	6.86%	6.91%	5.88%	6.03%	7.06%	7.09%	7.17%
Total Investments	4.57%	4.51%	4.28%	4.70%	4.61%	4.66%	5.10%	5.31%
Investment in Federal Home Loan Bank stock	3.49%	3.02%	2.47%	2.17%	2.79%	3.01%	3.16%	3.26%
Fed Funds sold, money market funds, and time
deposits with other banks	2.33%	1.84%	1.28%	2.06%	1.75%	2.27%	1.99%	2.32%
Total Earning Assets	5.48%	5.30%	5.14%	5.43%	5.63%	5.68%	6.06%	6.20%

Interest Bearing Liabilities:
Deposits	1.41%	1.34%	1.32%	1.38%	1.37%	1.49%	1.67%	1.79%
Securities sold under repurchase agreements	1.11%	1.13%	1.15%	1.12%	1.10%	1.21%	1.45%	1.58%
Borrowings from the Federal Home Loan Bank	3.86%	3.43%	3.41%	3.76%	3.95%	3.93%	3.99%	4.19%
Total Borrowings	3.65%	3.33%	3.28%	3.54%	3.70%	3.74%	3.83%	3.99%
Total Interest Bearing Liabilities	2.23%	2.12%	2.10%	2.25%	2.27%	2.37%	2.53%	2.64%

Rate Spread	3.25%	3.18%	3.04%	3.18%	3.36%	3.31%	3.54%	3.56%

Net Interest Margin (2)	3.55%	3.45%	3.28%	3.51%	3.70%	3.66%	3.88%	3.96%

Net Interest Margin without Tax Equivalent Adjustments	3.43%	3.33%	3.16%	3.40%	3.58%	3.53%	3.74%	3.83%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, reported on a tax equivalent basis

The prolonged, historically low interest rate environment during the past few years caused sharp yield declines on the Bank’s variable rate earning assets and accelerated prepayment speeds on fixed rate earning assets, driven in part by loan refinancing activity and accelerated cash flows from the investment securities portfolio. The interest rate environment over the past few years caused considerable margin erosion given the Bank’s asset sensitive balance sheet; specifically, the decline in yields on earning assets occurred at a faster pace than the decline in the cost of interest bearing funds.

The yield on average earning assets amounted to 5.33% during 2004, compared with 5.90% and 6.76% in 2003 and 2002, representing declines of 57 and 86 basis points, respectively. Similarly, the cost of interest bearing liabilities amounted to 2.16% in 2004, compared with 2.44% and 3.06% in 2003 and 2002, representing declines of 28 and 62 basis points, respectively. Driven by loan refinancing activity and accelerated cash flows from the investment portfolio, during 2004 and 2003, the declines in yields on earning assets exceeded the declines in the cost of interest bearing liabilities by 29 and 24 basis points, respectively.

During 2004 and 2003, the Bank pursued a number of strategies to achieve a reasonably stable net interest margin in an extended low interest rate environment, while it continued to manage exposure to rising rates over the longer-term horizon. These strategies included a repositioning of a portion of the investment securities portfolio, utilization of interest rate swap agreements, and effective loan and deposit pricing strategies, orchestrated within well-established asset/liability management policies and the overall management of balance sheet interest rate risk.

During 2003, the Bank successfully marketed 10-year, fully amortizing 10-year mortgage products, including a bi-weekly payment 10-year mortgage product. In 2004, the loan products of choice included adjustable rate mortgages and commercial loans. While the foregoing types of products typically generate lower yields than longer maturity, fixed rate products, their cash flow and adjustable rate characteristics diminish the degree of long-term interest rate risk, and better positions the Bank for rising interest rates in the future.

The Bank has utilized longer-term borrowings to fund a portion of earning asset growth over the past few years. While the use of longer-term borrowing maturities naturally resulted in higher funding costs and less net interest income, they more closely matched the maturities of fixed rate earning assets that were being added to the Bank’s balance sheet, thereby preserving the sensitivity of net interest income in a rising interest rate environment.

The Bank has been deliberate in its efforts to hedge the interest rate risk associated with the addition of long term, fixed rate earning assets to the balance sheet during a period of historically low interest rates. Management believes the strategy of maintaining an asset sensitive balance sheet has contributed to the net interest margin declines over the past two years. While an asset sensitive balance sheet pressures the net interest margin and net interest income in an extended flat or declining interest rate environment, it typically strengthens it in a rising rate environment, a scenario management anticipated was more likely to occur. The Bank has been deliberate in its efforts to manage the interest rate risk associated with the addition of fixed rate earning assets to the balance sheet during a period of historically low interest rates. Management believes that its strategy of maintaining an asset sensitive balance sheet is important to the Company’s long-term success and such posture better positions it for rising interest rates and an improving economy.

During the six-months ended June 30, 2004, the Bank continued to experience considerable margin erosion in the low interest rate environment compared with prior years. In the second half of 2004, the Board of Governors of the Federal Reserve System (the "Federal Reserve") increased short-term interest rates five times, with the Fed funds targeted rate ending the year at 2.25%. As management anticipated, these increases favorably impacted the Bank’s net interest margin during this period of time, with the yield on average earning assets increasing 34 basis points to 5.48%, and the cost of interest bearing funds increasing only 13 basis points to 2.23%. Consequently, the net interest margin increased to 3.55% in fourth quarter of 2004, compared with the two-year low of 3.28% experienced during the quarter ended June 30, 2004, representing an improvement of 27 basis points. In line with the current interest rate environment, management anticipates the net interest margin will continue to stabilize into the first quarter of 2005.

The Bank’s interest rate sensitivity position is more fully described in Part II, Item 7a of this Annual Report on Form 10-K, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: Total interest income, on a fully tax-equivalent basis, for the year ended December 31, 2004 amounted to $32,643, compared with $31,177 and $32,965 in 2003 and 2002, representing an increase of $1,466 or 4.7%, and a decrease of $1,788 or 5.4%, respectively.

Yield declines on the Bank’s earning assets slowed during 2004, compared with the declines experienced in 2003 when loan refinancing activities and prepayment speeds on investment securities reached historical highs.

The increase in 2004 interest income was principally attributed to average earning asset growth of $83,240, as the yield on total earning assets declined 57 basis points. Comparing 2003 with 2002, the decline in interest income was principally attributed to an 86 basis point decline in earning asset yields, but largely offset by 2003 earning asset growth of $40,980.

As depicted on the  rate / volume analysis tables below, the increased volume of average earning assets on the balance sheet during 2004 contributed $4,416 to the increase in 2004 interest income, offset in part by a decline of $2,950 attributed to the impact of lower yields. During 2003, the decline in interest income attributed to the impact of lower yields amounted to $4,731; offset in part by $2,943 attributed the increased volume of average earning assets.

Interest Expense: Total interest expense for the year ended December 31, 2004 amounted to $11,545 compared with $11,075 and $12,775 in 2003 and 2002, representing an increase of $470 or 4.2%, and a decrease of $1,700 or 13.3%, respectively.

The increase in 2004 interest expense was principally attributed to an increase of $36,665 in average interest bearing liabilities, as the cost of average interest bearing liabilities declined 28 basis points compared with 2003. The decline in 2003 interest expense compared with 2002 was principally attributed to a 62 basis point decline in the cost of interest bearing liabilities, offset in part by a $36,665 increase in average interest bearing liabilities.

The declines in the average cost of interest bearing funds was principally attributed to the historically low interest rate environment, prompting management to reduce rates on non-maturity deposits while maturing time deposits were being replaced at prevailing lower rates.

As depicted on the  rate / volume tables below, the volume of interest bearing liabilities on the balance sheet during 2004 contributed $1,852 to the increase in 2004 interest expense, offset in part by a decline of $1,382 attributed to the impact of the decline in the cost of interest bearing liabilities. During 2003, the decline in interest expense attributed to the impact of the decline in the cost of interest bearing liabilities amounted to $2,908, offset in part by $1,208 attributed to the increased volume of average interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
TWELVE MONTHS ENDED DECEMBER 31, 2004 VERSUS DECEMBER 31, 2003
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$2,969	$(2,332)	$ 637
Taxable investment securities	1,233	(548)	685
Non-taxable investment securities (2)	179	(52)	127
Investment in Federal Home Loan Bank Stock	54	(22)	32
Fed Funds sold, money market funds, and time
deposits with other banks	(19)	4	(15)

TOTAL EARNING ASSETS	$4,416	$(2,950)	$1,466

Interest bearing deposits	716	(643)	73
Securities sold under repurchase agreements	4	(26)	(22)
Borrowings from the Federal Home Loan Bank	1,132	(713)	419
TOTAL INTEREST BEARING LIABILITIES	$1,852	$(1,382)	$ 470

NET CHANGE IN NET INTEREST INCOME	$2,564	$(1,568)	$ 996

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
TWELVE MONTHS ENDED DECEMBER 31, 2003 VERSUS DECEMBER 31, 2002
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$2,871	$(3,196)	(325)
Taxable investment securities	(38)	(1,461)	(1,499)
Non-taxable investment securities (2)	145	4	149
Investment in Federal Home Loan Bank Stock	31	(54)	(23)
Fed Funds sold, money market funds, and time deposits with other banks	(66)	(24)	(90)

TOTAL EARNING ASSETS	$2,943	$(4,731)	$(1,788)

Interest bearing deposits	364	(1,908)	(1,544)
Securities sold under repurchase agreements	(1)	(114)	(115)
Other borrowings	845	(886)	(41)
TOTAL INTEREST BEARING LIABILITIES	$1,208	$(2,908)	$(1,700)

NET CHANGE IN NET INTEREST INCOME	$1,735	$(1,823)	$ (88)

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, interest income is reported on a tax-equivalent basis.

Provision for Loan Losses

For the year ended December 31, 2004, the Bank recorded a provision for loan losses amounting to $180, compared with $540 and $1,100 in 2003 and 2002, representing decreases of $360 and $560, or 66.7% and 50.9%, respectively.

The provision for loan losses reflects the amount necessary to maintain the Allowance for Loan Losses ("allowance") at a level that, in management’s judgment, is appropriate for the amount of inherent risk of loss in the current loan portfolio. Non-performing loans at December 31, 2004 amounted to $723, representing a decline of $771, or 51.6% compared with December 31, 2003, and remain at low levels. The allowance for loan losses expressed as a percentage of non-performing loans strengthened to 668% at December 31, 2004, compared with 353% and 424% at December 31, 2003 and 2002. While 2004 net charge-offs of $629 have shown an increase of $392 compared 2003, management does not consider these as being reflective of the overall credit quality of the loan portfolio, as $506 of the 2004 charge offs were attributed to two relationships and were adequately provided for in the Bank’s previously recorded allowance for loan losses.

Based upon the continued performance of the loan portfolio, combined with certain improvements with respect to specific credit relationships, the provision was decreased in 2004 as compared with 2003 and 2002 as noted above. Refer to Part II, Item 7, Allowance for Loan Losses, in this Annual Report on Form 10-K for further discussion and analysis regarding the provision for loan losses.

Non-Interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the year ended December 31, 2004 total non-interest income amounted to $6,572, compared with $7,074 and $6,322 in 2003 and 2002, representing a decrease of $502 or 7.1% and an increase of $752 or 11.9%, respectively.

Trust and Financial Services Income: During 2004, income from trust and financial services represented 29.4% of the Company’s total non-interest income, compared with 31.0% and 35.8% in 2003 and 2002, respectively.

For the year ended December 31, 2004, income generated from trust and financial services amounted to $1,929, compared with $2,192 and $2,261 in 2003 and 2002, representing declines of $263 and $69, or 12.0% and 3.1%, respectively.

Income from trust and financial services is principally derived from fee income based on a percentage of the market value of client assets under management, and to a lesser extent, revenue from third-party brokerage services.

The declines in 2004 and 2003 fee income from trust and financial services reflected declines in average managed assets, combined with pricing strategies designed to remain competitive while attracting new business. During 2004, Trust Services introduced a new high yield money market product for its clients, and eliminated certain 12b-1 fees, which in 2003 and 2002 amounted to $35 and $53, respectively. During the fourth quarter of 2004, assets under management posted an increase of $16,421, ending the year at $196,070 and, if sustained, positioned the portfolio for higher fee income returns in 2005.

Revenue from brokerage activities (attributable in 2003 and part of 2004 to activities of the now dissolved BTI Financial Group and in 2004 to the Company’s third-party brokerage relationship with Bar Harbor Financial Services) also posted a 2004 revenue decline, following a moderate increase in 2003, principally reflecting lower trading volumes, including sales of mutual funds and annuity products. The Company does not anticipate significant future increases in this source of revenue.

Service Charges on Deposit Accounts: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 22.3% of total 2004 non-interest income, compared with 21.3% and 23.5% in 2003 and 2002, respectively.

For the year ended December 31, 2004, income generated from service charges on deposit accounts amounted to $1,463, compared with $1,509 and $1,483 in 2003 and 2002, representing declines of $46 and $26, or 3.0% and 2.7%, respectively.

As was the case during 2003, the growth in service charges on deposit accounts continued under pressure during 2004. Given aggressive competitive pricing in the markets served by the Bank, it has not increased its service charge fees on deposit accounts over the past few years, while customers have been closing or consolidating small balance accounts, migrating to relationship products that have lower fees, and reducing their volume of account overdraft activity.

The Bank expects aggressive competitive pricing of deposit products will continue in the future, as financial institutions compete for deposit balances and market share, and continue to offer a variety of "no fee" products. In the first quarter of 2005, the Bank increased selected fees on deposit accounts and anticipates this will help stem further declines in this particular source of non-interest income.

Credit Card Service Charges and Fees: This income is principally derived from the Bank’s merchant credit card processing services and, to a lesser extent, fees associated with its Visa credit card product. Income from credit card service charges and fees represented 25.7% of total 2004 non-interest income, compared with 21.3% and 23.5% in 2003 and 2002, respectively.

For the year ended December 31, 2004, income generated from credit card service charges and fees amounted to $1,687, compared with $1,614 and $1,654 in 2003 and 2002, representing an increase of $73 or 4.5%, and a decrease of $40 or 2.4%, respectively.

While merchant credit card processing profit margins have tightened over the past few years and competition from large regional processors has intensified, the Bank has been able to sustain comparable levels of revenue through increased volumes of transactions, competitive pricing strategies, and the local customer-centric support offered by a community bank.

Net Securities Gains: This source of non-interest income represents net gains on the sale of investment securities. Net gains on the sale of investment securities represented 7.6% of total 2004 non-interest income, compared with 17.8% and 7.1% in 2003 and 2002, respectively.

For the year ended December 31, 2004 net gains on the sale of investment securities amounted to $497, compared with $1,257 and $450 in 2003 and 2002, representing a decline of $760 or 60.5%, and an increase of $807 or 179.3%, respectively.

The interest rate environment during 2004, combined with the characteristics of the Bank’s securities portfolio, did not present as much need or opportunity for securities repositioning transactions, as was the case during 2003, when mortgage-backed security pre-payment speeds reached historical highs. The sale of securities during 2004 was in part driven by strong loan growth, the timing and extent of seasonal deposit flows, and the Bank’s need for adequate liquidity.

There is no assurance that the recording of securities gains will continue in future reporting periods at 2004 and 2003 levels. It is important to note, however, that the available for sale investment securities portfolio is managed on a total return basis, in concert with well-structured asset/liability management policies. Bank management will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and the Bank’s need for adequate liquidity.

Net Income on Interest Rate Swap Agreements: As part of its overall asset liability/management strategy, the Bank periodically uses interest rate swap agreements to minimize significant unanticipated fluctuations in earnings and cash flows caused by interest rate volatility.

As more fully enumerated in Part II, Notes 1 and 16 of the consolidated financial statements of this Annual Report on Form 10-K, in the first quarter of 2004 the Bank de-designated its interest rate swap agreements as cash flow hedges. In prior reporting periods, changes in the fair value of the interest rate swap agreements were recorded on the consolidated balance sheet in other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties were recorded as interest income. From the time of their de-designation, changes in their fair value and current period net cash flows were recorded in non-interest income.

In July 2004, the Financial Accounting Standards Board ("FASB") issued guidance regarding SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:  Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans", in which the FASB indicated the first-payments-received technique for identifying the hedged forecasted transactions (that is, the hedged interest payments) can be used in a cash flow hedge of the variable prime-rate-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of pre-payable interest-bearing loans, provided all other conditions for a cash flow hedge have been met. During the third quarter of 2004, the Bank re-designated its interest rate swap agreements as cash flow hedges and, from the time of this designation, changes in their fair value are being recorded on the consolidated balance sheet in other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties are recorded as interest income.

For the year ended December 31, 2004, non-interest income on interest rate swap agreements amounted to $404, whereas no such non-interest income was recorded in 2003 and 2002. Of the $404 in non-interest income on interest rate swap agreements recorded during 2004, $375 represented net cash flows received from counterparties, and $29 represented net unrealized gains.

The Bank’s interest rate swap agreements are discussed in further detail under Item 7 of this Annual Report on Form 10-K, Derivative Instruments.

Other Operating Income: Other operating income represented 5.4% of total 2004 non-interest income, compared with 4.3% and 5.4% in 2003 and 2002, respectively. For the year ended December 31, 2004 total other operating income amounted to $356, compared with $302 and $340 in 2003 and 2002, representing an increase of $54 or 17.9%, and a decrease of $38 or 11.2%.

Other operating income is principally derived from bank-owned life insurance ("BOLI"), representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Income from BOLI amounted to $222 in 2004 compared with $204 and $221 in 2003 and 2002, representing 62.4%, 67.5%, and 65.0% of other operating income, respectively.

Non-interest Expense

For the year ended December 31, 2004, total non-interest expense amounted to $18,914, compared with $18,853 and $18,245 in 2003 and 2002, representing increases of $61 and $508, or 0.3% and 3.3%, respectively.

A variety of factors, both favorable and unfavorable, contributed to 2004 non-interest expense year-over-year results.

As more fully enumerated below, included in 2004 non-interest expense were costs associated with the Company’s corporate re-branding initiative, other-than-temporary impairment write-downs of certain non-marketable equity investments, and costs related to integration activities associated with the Rockland branch acquisition. Non-interest expenses also included a variety of costs related to the Sarbanes-Oxley Act of 2002, which, among other things, established extensive new requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting.

The Company’s success in containing the increase in 2004 non-interest expense at less than 1% was attributed in part to a variety of previously reported expenses incurred during 2003 related to organizational restructuring activities in the Company’s financial services division including certain legal expenses and settlements, an other-than-temporary impairment write-down of goodwill, and adjustments to the workforce including employee severance payments. Salaries and employee benefits declined during 2004, reflecting current and prior year changes to staffing levels and compensation mix.

Salaries and Employee Benefits: For the year ended December 31, 2004, total salaries and benefit expenses amounted to $9,335, compared with $9,483 and $9,235 in 2003 and 2004, representing a decrease of $148 or 1.6%, and an increase of $248 or 2.7%, respectively.

Over the past two years the Company has made a number of strategic adjustments to the workforce, the results of which continued to be reflected in the 2004 and 2003 year-over-year salary and employee benefit expense levels. The decline in 2004 salaries and employee benefits expense was attributed in part to certain staffing adjustments made in 2003, including employee relocation expenses and the payment of employee severance.

As previously reported, on March 2, 2005, Dean S. Read Resigned from his position as President of the Bank.  In conncection with Mr. Read's resignation, the Company and Mr. Read have entered into a severance agreement purusant to which, among other things, the Company will pay Mr. Read a severance payment and a portion of Mr. Read's health benefits for a limited period of time.  The Company estimates that approximately $238 in salaries and benefits expense will be recorded in the first quarter of 2005 related to Mr. Read's severance agreement.

Occupancy Expenses: For the year ended December 31, 2004, total occupancy expenses amounted to $1,170, compared with $1,058 and $1,020 in 2003 and 2002, representing increases of $112 and $38, or 10.6% and 3.7%, respectively.

The 2004 increase in occupancy expenses were attributed to a number of factors including both initial and ongoing expenses associated with the Bank’s acquisition of the Rockland branch office, and expenses associated with the Company’s re-branding initiative. Both the 2004 and 2003 increases in occupancy expenses reflected normal increases in a variety of occupancy related costs.

Furniture and Equipment Expenses: For the year ended December 31, 2004, total furniture and equipment expenses amounted to $1,716, compared with $1,540 and $1,535 in 2003 and 2002, representing increases of $176 and $5, or 11.4% and 0.3%, respectively.

The increase in 2004 furniture and equipment expenses was principally attributed to certain costs associated with the Rockland branch acquisition, as well as costs associated with upgrades to the Company’s technology infrastructure.

Credit Card Expenses: For the year ended December 31, 2004, total credit card expenses amounted to $1,249, compared with $1,187 and $1,224 in 2003 and 2002, representing an increase of $62 or 5.2%, and a decrease of $37 or 3.0%, respectively.

Credit card expenses principally relate to the Bank’s merchant credit card processing activities, and to a lesser extent its Visa credit card portfolio. The $62 increase in 2004 credit card expenses compared with 2003, was principally attributed to increases in merchant credit card processing volumes, which favorably impacted the corresponding 2004 non-interest income derived from these activities by $73. Likewise, the $37 decrease in 2003 credit card expenses compared with 2002 was principally attributed to declines in merchant credit card processing volumes, and also contributed to the corresponding decline in 2003 non-interest income derived from merchant credit card processing activities.

Other Operating Expenses: For the year ended December 31, 2004, total other operating expenses amounted to $5,444, compared with $5,585 and $5,231 in 2003 and 2002, representing a decrease of $141 or 2.5%, and an increase of $354 or 6.8%, respectively.

A variety of factors, both favorable and unfavorable, contributed to the 2004 year-over-year increase in other operating expenses.

Included in 2004 other operating expenses were a variety of costs associated with the Company’s previously announced corporate re-branding and market research initiatives. The Company introduced updated logos and simplified corporate identities, together with a comprehensive marketing program promoting the Company’s new image and certain new banking product packages such as  Home Plus and Ideal Checking. Total 2004 marketing and public relations expenses amounted to $830 compared with $468 in 2003, representing an increase of $361, or 77.2%.

Included in 2004 other operating expenses, was the write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired amounting to $197. No impairment write-downs were recorded during 2003 or 2002. These investment funds, originating as far back as 1987 and in some cases qualifying for Community Reinvestment Act credit, generally represent socially responsible venture capital investments in small businesses throughout Maine and New England. The total amount of the 2004 impairment write-downs represented 28.1% of their recorded book value.

Included in 2004 other operating expenses were certain costs related to the Company’s compliance with the sweeping changes in U.S. securities laws and regulations enacted under the Sarbanes-Oxley Act of 2002, particularly Section 404, which establishes extensive new requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. Included in 2004 other operating expenses were a variety of audit fees amounting to $425, representing an increase of $133, or 45%, compared with 2003.

The Company’s success in containing the increase in 2004 other operating expenses at 2.5% was attributed in part to a variety of previously reported expenses incurred during 2003 related to organizational restructuring activities in the Company’s financial services division, including certain legal expenses and settlements, and an other-than-temporary impairment write-down of goodwill related to its second-tier brokerage subsidiary. The foregoing expenses also represented the major factors underlying the $354 or 6.8% increase in other operating expenses experienced in 2003 compared with 2002, as well as the $508 or 3.3% increase in total non-interest expenses in 2003 compared with 2002.

Income Taxes

For the year ended December 31, 2004 total income tax expense amounted to $2,123, compared with $1,892 and $1,742 in 2003 and 2002, representing increases of $231 and $150, or 12.2% and 8.6%, respectively.

Effective Income Tax Rate: The Company’s effective income tax rate in 2004 amounted to 27.0%, compared with 26.7% and 26.6% in 2003 and 2002, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax-exempt income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate can occur based upon the percentage of non-taxable income in relation to income before income taxes, during any given reporting period.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk do not arise in the normal course of the Company’s business activities.

The responsibility for interest rate risk management oversight is the function of the Bank’s Asset/Liability Committee ("ALCO"), chaired by the Chief Financial Officer and composed of various members of corporate senior management. ALCO meets regularly to review balance sheet structure, formulate strategy in light of current and expected economic conditions, adjust product prices as necessary, implement policy, monitor liquidity, and review performance against guidelines established to control exposure to the various types of inherent risk.

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

The Bank's interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by the Bank’s ALCO and Board of Directors.

The Bank's Asset Liability Management Policy, approved annually by the Bank’s Board of Directors, establishes interest rate risk limits in terms of variability of net interest income under rising, flat, and decreasing rate scenarios. It is the role of ALCO to evaluate the overall risk profile and to determine actions to maintain and achieve a posture consistent with policy guidelines.

Interest rate risk is monitored through the use of two complementary measures: static gap analysis ("gap") and interest rate sensitivity modeling. While each measurement may have its limitations, taken together they form a reasonably comprehensive view of the magnitude of the Bank’s interest rate risk, the level of risk over time, and the quantification of exposure to changes in certain interest rate relationships.

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

The Bank’s static interest rate sensitivity gap is summarized below:

INTEREST RATE RISK
CUMULATIVE STATIC GAP POSITION
December 31, 2004 and 2003

	One Day To Six Months	Over Six Months To One Year	One Year To Five Years	Over Five Years

December 31, 2004	$12,231	$43,487	$137,317	$ 6
December 31, 2003	$ (3,532)	$30,921	$ 75,221	$ (3)
Change ($)	$15,763	$12,566	$ 62,096	$ 9

The Bank’s December 31, 2004 cumulative interest rate risk sensitivity static gap position indicates the Bank’s balance sheet is asset sensitive over all future periods. The December 31, 2003 gap position indicated the Bank’s balance sheet was asset sensitive, but not to the same degree as of December 31, 2004. Changes in the Bank’s cumulative static gap position principally reflect a higher level of variable rate earning assets at December 31, 2004 compared with the same date in 2003.

Based in part upon the cumulative static gap position, management believes that the Bank’s balance sheet is favorably positioned for rising rates and an improving economy, but is moderately exposed to declining rates and a stalled economy.

Interest Rate Sensitivity Modeling: The Bank utilizes an interest rate risk model widely recognized in the financial industry to monitor and measure interest rate risk. The model simulates the behavior of interest income and expense of all balance sheet and off-balance sheet instruments, under different interest rate scenarios together with a dynamic future balance sheet. Interest rate risk is measured in terms of potential changes in net interest income based upon shifts in the yield curve.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2004, over one and two year horizons and under different interest rate scenarios. Changes in net interest income based upon the foregoing simulations are measured against the flat interest rate scenario and actions are taken in order to maintain the balance sheet interest rate risk within established policy guidelines.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
DECEMBER 31, 2004

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Short Term Rates	+400 Basis Points Short Term Rates

Year 1
Net interest income change ($)	$88	$65	$28	$97
Net interest income change (%)	0.39%	0.29%	0.12%	0.42%

Year 2
Net interest income change vs. year one base ($)	($118)	$1,225	$1,059	$884
Net interest income change vs. year 1 base (%)	(0.52%)	5.40%	4.67%	3.90%

The foregoing interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched in a variety of interest rate scenarios. Accordingly, management believes interest rate risk will not have a material adverse impact on future net interest income.

The foregoing interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the one-year horizon. Beyond the one-year horizon, the model results indicate the Bank is positively positioned for a rising interest rate environment without assuming interest rate risk exposure should interest rates remain flat or begin to decline. Accordingly, management believes interest rate risk will not have a material adverse impact on future net interest income. Management also believes the Bank's balance sheet is well positioned for rising interest rates and an improving economy.

Assuming interest rates remain at or near their current levels and the Bank maintains a static balance sheet, the interest rate sensitivity simulation model suggests that the net interest margin will slowly trend upward, as most of the Bank’s asset base has already re-cycled into the current interest rate environment while most of the funding base has already reset to low interest rate levels. The upward trend principally results from the re-investment of security and loan cash flows into higher current interest rate levels. Although short-term market interest rates have risen with the recent increases in the Federal Funds rate, the Bank has successfully lagged the market with the pricing of deposit rates without any material run-off in balances. However, margins could narrow if the Bank is eventually forced to increase deposit interest rates in response to competitive market pricing pressures. Management anticipates continued balance sheet growth will be needed to meaningfully increase the Bank’s net interest income, should interest rates remain at current levels.

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

While the simulated interest rate decline of 100 basis points would mildly reduce net interest income over the two-year horizon, Management believes that such a decline in interest rates, to a Federal Funds Targeted rate of 1.25%, represents a scenario that is not likely to occur. Further, a repositioning of the balance sheet to manage such a decline, would likely have an adverse impact on net interest income in a rising or flat interest rate environment, scenarios management believes are more likely to occur over the longer term.

In a rising rate environment with the Bank maintaining a static balance sheet, management anticipates net interest income will begin increasing over the one-year horizon and continue to accelerate in year two and subsequent years. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s asset base will re-price more quickly than funding costs, principally due to a large floating rate loan base, combined with the re-investment of cash flows from the securities and loan portfolios in a higher interest rate environment. Over the two-year horizon and beyond, the model suggests assets yields will continue to reset at higher levels and margins will widen as funding costs begin to stabilize more quickly. Management believes rising interest rates will increase net interest income without continued balance sheet growth.

Since June of 2004 through December 31, 2004, the U.S. Treasury yield curve (the "yield curve") has flattened substantially. While the Federal Reserve has increased short-term interest rates by 125 basis points, the 10-year U.S. Treasury note has declined 65 basis points from its 2004 high, thus flattening the yield curve by 190 basis points. Management models the Bank’s interest rate risk sensitivity position under a variety of future interest rate scenarios, including a flattening of the yield curve. The interest rate sensitivity simulation model suggests that if short-term interest rates continue to rise and the yield curve flattens further, the Bank’s net interest income will increase mildly over the one-year horizon and will continue to accelerate in year two and subsequent years, but not to the same degree as would a parallel shift in the yield curve. This increase is principally attributed to the Bank’s large floating rate loan base. Management believes continued increases in short-term interest rates will increase net interest income, particularly over the two-year horizon, without continued balance sheet growth.

Following the short-term interest rate increases by the Federal Reserve in the second half of 2004, as was anticipated by management through use of the interest rate sensitivity model, during the six months ended December 31, 2004 the Bank’s net interest margin increased 27 basis points, compared with the quarter ended June 30, 2004.

The following table summarized the Bank’s net interest income sensitivity analysis as of December 31, 2003, over one and two-year horizons, and assuming a parallel shift in the yield curve. The table also summarized net interest income sensitivity under a non-parallel shift in the yield curve, whereby short-term rates rise by 200 and 400 basis points.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
DECEMBER 31, 2003

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Short Term Rates	+400 Basis Points Short Term Rates

Year 1
Net interest income change ($)	($121)	$171	($83)	$122
Net interest income change (%)	(0.59%)	0.83%	(0.40%)	0.60%

Year 2
Net interest income change vs. year one base ($)	($1,309)	$500	($117)	$341
Net interest income change vs. year 1 base (%)	(6.38%)	2.44%	(0.57%)	1.66%

As was anticipated by Management through use of the interest rate sensitivity model, the Bank’s net interest income was moderately impacted and this trend continued into the first six-months of 2004. Management believes that were it not for the growth in earning assets during this period of time combined with a variety of strategies designed to adjust the posture of the balance sheet, net interest income would have posted declines.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2004, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bar Harbor Bankshares:

We have audited the accompanying consolidated balance sheet of Bar Harbor Bankshares and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Bar Harbor Bankshares

We have audited the accompanying consolidated balance sheet of Bar Harbor Bankshares and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity, cash flows and comprehensive income for each of the two years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bar Harbor Bankshares and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BERRY, DUNN, MCNEIL & PARKER

Portland, Maine
February 19, 2004

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004, AND 2003
(Dollars in thousands, except share and per share data)

	December 31,	December 31,
	2004	2003
Assets
Cash and due from banks	$ 8,924	$ 14,199
Overnight interest bearing money market funds	647	270
Total cash and cash equivalents	9,571	14,469
Securities:
Available for sale, at fair value	176,337	124,422
Held to maturity (fair value $35,093 at December 31, 2003)	---	33,965
Total investment securities	176,337	158,387
Investment in Federal Home Loan Bank stock	10,500	8,969
Loans	448,478	383,408
Allowance for loan losses	(4,829)	(5,278)
Loans, net of allowance for loan losses	443,649	378,130
Premises and equipment, net	11,935	11,410
Goodwill	3,158	300
Bank owned life insurance	5,710	5,488
Other assets	5,951	6,593
TOTAL ASSETS	$666,811	$583,746

Liabilities
Deposits
Demand deposits	$ 54,579	$ 49,880
NOW accounts	63,535	60,287
Savings and money market deposits	139,179	109,309
Time deposits	140,979	119,604
Total deposits	398,272	339,080
Short-term borrowings	89,851	58,525
Long-term debt	117,072	127,906
Other liabilities	5,574	5,120
TOTAL LIABILITIES	610,769	530,631

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at December 31, 2004 and December 31, 2003	7,287	7,287
Surplus	4,002	4,002
Retained earnings	51,733	48,746
Accumulated other comprehensive income:
Net unrealized appreciation on securities available for sale and derivative instruments, net of taxes of $576 and $264 at December 31, 2004 and December 31, 2003, respectively	1,118	514
Less: cost of 564,155 shares and 540,193 shares of treasury stock at December 31, 2004 and December 31, 2003, respectively	(8,098)	(7,434)

TOTAL SHAREHOLDERS' EQUITY	56,042	53,115

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$666,811	$583,746

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, except share and per share data)

	2004	2003	2002
Interest and dividend income:
Interest and fees on loans	$ 24,067	$ 23,421	$ 23,754
Interest and dividends on securities and federal funds	7,855	7,072	8,598
Total interest and dividend income	31,922	30,493	32,352

Interest expense:
Deposits	4,409	4,336	5,880
Short-term borrowings	1,026	549	770
Long-term debt	6,110	6,190	6,125
Total interest expense	11,545	11,075	12,775

Net interest income	20,377	19,418	19,577
Provision for loan losses	180	540	1,100
Net interest income after provision for loan losses	20,197	18,878	18,477

Noninterest income:
Trust and other financial services	1,929	2,192	2,261
Service charges on deposit accounts	1,463	1,509	1,483
Other service charges, commissions and fees	236	200	134
Credit card service charges and fees	1,687	1,614	1,654
Net securities gains	497	1,257	450
Income on interest rate swap agreements, net	404	---	---
Other operating income	356	302	340
Total noninterest income	6,572	7,074	6,322

Noninterest expenses:
Salaries and employee benefits	9,335	9,483	9,235
Occupancy expense	1,170	1,058	1,020
Furniture and equipment expense	1,716	1,540	1,535
Credit card expenses	1,249	1,187	1,224
Other operating expense	5,444	5,585	5,231
Total noninterest expenses	18,914	18,853	18,245

Income before income taxes and cumulative effect of accounting change	7,855	7,099	6,554
Income taxes	2,123	1,892	1,742

Income before cumulative effect of accounting change	5,732	5,207	4,812
Less: cumulative effect of change in accounting for goodwill, net of tax	---	---	247
Net income	$ 5,732	$ 5,207	$ 4,565

Computation of Earnings Per Share:

Weighted average number of common shares outstanding
Basic	3,098,959	3,124,230	3,219,377
Effect of dilutive employee stock options	110,047	78,974	50,743
Diluted	3,209,006	3,203,204	3,270,120

Basic earnings per share before cumulative effect of accounting change	$ 1.85	$ 1.67	$ 1.49
Cumulative effect of change in accounting for goodwill, net of tax	---	---	(0.07)
Basic earnings per share	$ 1.85	$ 1.67	$ 1.42

Diluted earnings per share before cumulative effect of accounting change	$ 1.79	$ 1.63	$ 1.47
Cumulative effect of change in accounting for goodwill, net of tax	---	---	(0.07)
Diluted earnings per share	$ 1.79	$ 1.63	$ 1.40

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, except share and per share data)

				Accumulated
				Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders'
	Stock	Surplus	Earnings	Income	Stock	Equity

Balance December 31, 2001	$7,287	$4,002	$43,875	$1,707	$(4,333)	$52,538
Net income	---	---	4,565	---	---	4,565
Total other comprehensive income	---	---	---	640	---	640
Cash dividends declared ($0.76 per share)	---	---	(2,445)	---	---	(2,445)
Purchase of treasury stock (82,840 shares)	---	---	---	---	(1,563)	(1,563)
Stock options exercised, net (5,241 shares)	---	---	(1)	---	102	101
Balance December 31, 2002	$7,287	$4,002	$45,994	$2,347	$(5,794)	$53,836

Balance December 31, 2002	$7,287	$4,002	$45,994	$2,347	$(5,794)	$53,836
Net income	---	---	5,207	---	---	5,207
Total other comprehensive loss	---	---	---	(1,833)	---	(1,833)
Cash dividends declared ($0.76 per share)	---	---	(2,386)	---	---	(2,386)
Purchase of treasury stock (87,535 shares)	---	---	---	---	(1,888)	(1,888)
Stock options exercised, net (11,255 shares)	---	---	(69)	---	248	179
Balance December 31, 2003	$7,287	$4,002	$48,746	$ 514	$(7,434)	$53,115

Balance December 31, 2003	$7,287	$4,002	$48,746	$ 514	$(7,434)	$53,115
Net income	---	---	5,732	---	---	5,732
Total other comprehensive income	---	---	---	604	---	604
Cash dividends declared ($0.80 per share)	---	---	(2,478)	---	---	(2,478)
Purchase of treasury stock (50,645 shares)	---	---	---	---	(1,369)	(1,369)
Stock options exercised, net (26,683 shares)	---	---	(267)	---	705	438
Balance December 31, 2004	$7,287	$4,002	$51,733	$1,118	$(8,098)	$56,042

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(Dollars in thousands)

	2004	2003	2002

Net income	$5,732	$5,207	$4,565
Unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment, net of tax of $425, ($881), and $237 at December 31, 2004, 2003, and 2002, respectively	824	(1,710)	460
Net unrealized (depreciation) appreciation on interest rate swap agreements, net of tax of ($106), ($63), and $93, at December 31, 2004, 2003, and 2002, respectively	(205)	(123)	180
Accretion of net deferred gains related to interest rate swap agreements de-designated and re-designated, in 2004, net of tax of ($7), at December 31, 2004	(15)	---	---
Total other comprehensive income	604	(1,833)	640
Total comprehensive income	$6,336	$3,374	$5,205

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands)
	2004	2003	2002
Cash flows from operating activities:
Net income	$ 5,732	$ 5,207	$ 4,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,716	1,107	1,117
Deferred income taxes	317	124	(129)
Amortization of core deposit intangible	56	---	---
Provision for loan losses	180	540	1,100
Net realized gains on sale of securities available for sale	(481)	(1,257)	(450)
Net realized gains on sale of securities held to maturity	(16)	---	---
Net realized gains on interest rate swap agreements classified as trading	(29)	---	---
Net amortization of bond premiums	1,105	296	16
Goodwill impairment loss	---	75	375
Venture Capital Fund investment impairment loss	197	---	---
Income on bank owned life insurance	(222)	(204)	(221)
Net change in other assets	(153)	3,160	(306)
Net change in other liabilities	454	(2,346)	693
Net cash provided by operating activities	8,856	6,702	6,760

Cash flows from investing activities:
Net receipt from branch acquisition	4,528	---	---
Purchases of securities held to maturity	(1,906)	(2,857)	(4,527)
Proceeds from maturities, calls and principal paydowns of securities held to maturity	1,489	851	237
Purchases of securities available for sale	(114,639)	(118,883)	(92,391)
Proceeds from maturities, calls and principal paydowns of securities available for sale	54,668	74,905	45,025
Proceeds from sale of securities held to maturity	491	---	---
Proceeds from sale of securities available for sale	42,588	46,337	26,025
Net increase in Federal Home Loan Bank stock	(1,531)	(1,041)	(174)
Net loans made to customers	(53,356)	(32,110)	(53,859)
Capital expenditures	(1,261)	(1,204)	(312)
Net cash used in investing activities	(68,929)	(34,002)	(79,976)

Cash flows from financing activities:
Net increase in deposits	38,092	17,065	30,182
Net (decrease) increase in securities sold under repurchase agreements	(848)	1,982	(1,216)
Proceeds from Federal Home Loan Bank advances	35,100	50,700	74,740
Repayment of Federal Home Loan Bank advances	(13,760)	(36,752)	(39,082)
Purchase of treasury stock	(1,369)	(1,888)	(1,563)
Proceeds from stock option exercises	438	179	101
Payments of dividends	(2,478)	(2,386)	(2,445)
Net cash provided by financing activities	55,175	28,900	60,717

Net increase (decrease) in cash and cash equivalents	(4,898)	1,600	(12,499)
Cash and cash equivalents at beginning of period	14,469	12,869	25,368
Cash and cash equivalents at end of period	$ 9,571	$ 14,469	$ 12,869
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 11,575	$ 11,075	$ 12,754
Income taxes, net of refunds	885	2,067	1,382

Non-cash transactions:
Transfer from loans to other real estate owned	$ ---	$ ---	$ 100
Transfer investment securities from held to maturity to available for sale	34,296	---	---
Unrealized appreciation on securities transferred from held-to-maturity to available for sale, net of taxes of $613, at December 31, 2004	1,804	---	---

Unrealized appreciation(depreciation) on securities available for sale, net of tax of $425, ($881) and $237 at December 31, 2004, 2003, and 2002, respectively	824	(1,710)	460
Net unrealized (depreciation) appreciation on interest rate swap agreements, net of tax of ($106), ($63), and $93 at December 31, 2004, 2003, and 2002, respectively	(205)	(123)	180
Accretion of net deferred gains related to interest rate swap agreements de-designated and re-designated, in 2004, net of tax of ($7), at December 31, 2004	(15)	---	---

Acquired in branch purchase:
Carrying value of loans	$ 12,343	$ ---	$ ---
Carrying value of premises and equipment	980	---	---
Carrying value of core deposit intangible	391	---	---
Carrying value of deposits	(21,200)	---	---
Excess of fair value of assets over liabilities (goodwill)	2,858	---	---
	$ (4,528)	$ ---	$ ---

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BAR HARBOR BANKSHARES AND SUBSIDIARIES
(All dollar amounts expressed in thousands, except share and per share data)

Note 1: Summary of Significant Accounting Policies

The accounting and reporting policies of Bar Harbor Bankshares ("the Company") and its wholly owned operating subsidiary, Bar Harbor Bank & Trust (the "Bank"), conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry.

The Company’s principal business activity is retail and commercial banking and, to a lesser extent, financial services including trust, financial planning, investment management and third-party brokerage services. The Company’s business is conducted through the Company’s eleven banking offices located throughout Down East and Mid Coast Maine.

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System. The Company is also a Maine Financial Institution Holding Company for the purposes of the laws of the State of Maine, and as such is subject to the jurisdiction of the Superintendent of the Maine Bureau of Financial Institutions. The Bank is subject to the supervision, regulation, and examination of the FDIC and the Maine Bureau of Financial Institutions.

Financial Statement Presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

The consolidated financial statements include the accounts of Bar Harbor Bankshares and its wholly owned subsidiary, Bar Harbor Bank & Trust. All significant inter-company balances and transactions have been eliminated in consolidation. Whenever necessary, amounts in the prior years financial statements are reclassified to conform to current presentation. Assets held in a fiduciary capacity are not assets of the Company and, accordingly, are not included in the consolidated balance sheets.

In preparing financial statements in conformity with U. S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, subsequent reviews of goodwill and intangible assets for impairment, and accounting for post-retirement plans and income taxes.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and other short-term investments with maturities less than 90 days.

The Bank is required to comply with certain laws and regulations of the Federal Reserve Board, which require that the Bank maintain certain amounts of restricted cash on deposit.  At December 31, 2004, the Bank's reserve requirement at the Federal Reserve Bank was $132.

In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $100 that is insured by the Federal Deposit Insurance Corporation.

Investment Securities: Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" ("HTM") and reflected at amortized cost. Investments not classified as "held to maturity" are classified as "available-for-sale" ("AFS").  Securities available-for-sale consist of debt securities that are available-for-sale in order to respond to: changes in market interest rates and related changes in the security’s prepayment risk; needs for adequate liquidity; changes in funding sources and terms; and changes in the availability of and yield on alternative investments. These securities are specifically identified and are carried at market value. Changes in market value of available-for-sale securities, net of applicable income taxes, are reported as a separate component of shareholders’ equity and comprehensive income. The Company does not have a securities trading portfolio.  In 2004, the Company transferred all HTM securities to the AFS classification and does not intend to utilize the HTM classification in the foreseeable future.

When a decline in market value of a security is considered other-than-temporary, the cost basis of the individual security is written down to market value as the new cost basis and the loss is charged to net securities gains (losses) in the consolidated statements of income.

Premiums and discounts on securities are amortized and accreted over the term of the securities using the interest method. Gains and losses on the sale of securities are recognized at the trade date using the specific-identification method and are shown separately in the consolidated statement of income.

Federal Home Loan Bank Stock:  As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Bank is required to hold stock in the FHLB.  FHLB stock is carried at cost since there is not readily available market value.  The stock cannot be sold, but can be redeemed by the FHLB at cost.

Loans: Loans are carried at the principal amounts outstanding adjusted by partial charge-offs and net deferred loan origination costs or fees.

Interest on loans is accrued and credited to income based on the principal amount of loans outstanding. Residential real estate loans are generally placed on non-accrual when reaching 120 days past due, or in process of foreclosure, or sooner if judged appropriate by management. All consumer loans are generally placed on non-accrual status when reaching 90 days or more past due, or sooner if judged appropriate by management, and any equity line in the process of foreclosure is generally placed on non-accrual status, or sooner if judged appropriage by management. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due. Commercial real estate loans and commercial business loans that are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash, and the loan is in the process of collection.  Commercial real estate and commercial business loans may be placed on non-accrual status prior to the 90 days delinquency date if considered appropriate by management.  When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Commercial real estate and commercial business loans are considered impaired when it becomes probable the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

Loan origination and commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield, using the level yield method over the estimated lives of the related loans.

Allowance For Loan Losses: The allowance for loan losses is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses ("allowance") is available to absorb losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past and present conditions. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off.

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated regularly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration. The ongoing evaluation process includes a formal analysis, which considers among other factors: the character and size of the loan portfolio, business and economic conditions, real estate market conditions, collateral values, changes in product offerings or loan terms, changes in underwriting and/or collection policies, loan growth, previous charge-off experience, delinquency trends, nonperforming loan trends, the performance of individual loans in relation to contract terms, and estimated fair values of collateral.

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

Premises and Equipment: Premises and equipment and related improvements are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of related assets; generally 25 to 40 years for premises and 3 to 7 years for furniture and equipment.

Goodwill and Identifiable Intangible Assets: In connection with acquisitions, the Company generally records as assets on its consolidated financial statements both goodwill and identifiable intangible assets, such as core deposit intangibles.

The Company evaluates whether the carrying value of its goodwill has become impaired, in which case the value is reduced through a charge to its earnings. Goodwill is evaluated for impairment at least annually, or upon a triggering event as defined by SFAS No. 142, using several fair value techniques, discounted future cash flows and multiples of revenues/earnings. The valuation techniques contain estimates such as discount rate, projected future cash flows and time period in their calculations, all of which are susceptible to change based upon changes in economic conditions and other factors.

Identifiable intangible assets consist of core deposit intangibles amortized over their estimated useful lives on a straight line method, which approximates the amount of economic benefits to Company. These assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.

Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, would adversely affect the Company’s consolidated results of operations.

Bank-Owned Life Insurance: Bank-owned life insurance ("BOLI") represents life insurance on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other non-interest income, and are not subject to income taxes. The cash surrender value is included in assets on the Company’s consolidated balance sheet. The Company reviews the financial strength of the insurance carrier prior to the purchase of BOLI and annually thereafter. The Company’s policy is to limit BOLI with any individual carrier to 10% of capital.

Mortgage Servicing Rights: Mortgage servicing rights are recognized as separate assets when acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to unamortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying value of the rights.

Other Real Estate Owned: Real estate acquired in satisfaction of a loan is reported in other assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to other real estate owned and recorded at the lower of cost or fair market value less estimated costs to sell based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent reductions in market value below the carrying costs are charged to other operating expenses.

Derivative Financial Instruments: The Company recognizes all derivative instruments on the consolidated balance sheet at fair value. On the date the derivative is entered into, the Company designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items.

Changes in fair value of derivative instruments that are highly effective, and qualify as a cash flow hedge, are recorded in other comprehensive income. For fair value hedges that are fully effective, the gain or loss on the hedge would offset the loss or gain on the hedged item attributable to the hedged risk. Any difference that does arise would be the result of hedge ineffectiveness, which is recognized in earnings. The Company discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk of the hedge item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

Off-balance Sheet Financial Instruments: In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Stock Compensation Plan: On October 3, 2000 the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 for officers and employees that is described more fully in Note 14 of these consolidated financial statements. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the underlying stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock upon exercise of the stock option.

The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted. Had the Company determined cost based on the fair value at the grant date for its stock options and expense related to the employee stock option plan under SFAS No. 123, its net income and earnings per share data would have been reduced to the pro forma amounts indicated as follows:

		Earnings Per Share
Year Ended December 31, 2004:	Net Income	Basic	Diluted

Net income, as reported	$5,732	$1.85	$1.79
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	105	0.03	0.03
Pro forma net income	$5,627	$1.82	$1.76

		Earnings Per Share
Year Ended December 31, 2003:	Net Income	Basic	Diluted

Net income, as reported	$5,207	$1.67	$1.63
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	95	0.03	0.03
Pro forma net income	$5,112	$1.64	$1.60

		Earnings Per Share
Year Ended December 31, 2002:	Net Income	Basic	Diluted

Net income, as reported	$4,565	$1.42	$1.40
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	90	0.03	0.03
Pro forma net income	$4,475	$1.39	$1.37

401(k) and Other Benefit Plans: The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire. Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees.

In addition to the 401(k) plan, the Company has non-qualified supplemental retirement plans for certain active and retired officers. The Company also sponsors a postretirement benefit plan, which provides medical and life insurance coverage to eligible employees. The cost of providing the foregoing benefits is accrued during the active service period of the employee.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share: Earnings per share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution. Diluted earnings per share incorporates the effect of stock options outstanding at the end of the reporting period, and have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if the potential common shares were converted into common stock using the treasury stock method.

Segment Reporting: An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company’s primary business is community banking, which provided 95.0%, 94.2%, and 94.2% of its total revenues for the years ended December 31, 2004, 2003, and 2002, respectively. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

Note 2: Recently Issued Accounting Pronouncements

The following information addresses new or proposed accounting pronouncements that could have an impact on the Company’s financial condition, results of operations, earnings per share, or cash flows.

Accounting For Share-Based Payments: In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, including employee stock purchase plans. Current disclosure provisions under SFAS No. 123 are still applicable.   In addition to stock option awards granted after July 1, 2005, compensation expense on unvested equity-based awards that were granted prior to the effective date must be recognized in the consolidated income statement.  SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. The adoption of SFAS No. 123R is expected to decrease earnings per share by approximately $0.02 in 2005, based upon the current level of invested options.  SFAS No. 123R is not expected to have a material effect on the Company's consolidated financial condition or cash flows.

Cash Flow Hedges: In July 2004, the FASB issued guidance regarding SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:  Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans", in which the FASB indicated the first-payments-received technique for identifying the hedged forecasted transactions (that is, the hedged interest payments) can be used in a cash flow hedge of the variable prime-rate-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of pre-payable interest-bearing loans (or other interest-bearing financial assets), provided all other conditions for a cash flow hedge have been met.    Entities that choose to use the first-payments-received technique are still required by SFAS No. 133 (as amended) to assess the effectiveness of the cash flow hedging relationship and to recognize ineffectiveness in earnings, if any.   The effective date of the guidance for each reporting entity is the first day of the first fiscal quarter beginning after August 9, 2004.  Early application of the guidance covering this Implementation Issue is permitted.  During the third quarter of 2004, the Company implemented this guidance and designated its prime-rate-based interest rate swap agreements as cash flow hedges. The adoption of this guidance did not have a significant impact on the Company's 2004 consolidated financial position or results of operations.

Other-Than-Temporary Impairment: In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, "The Meaning of Other Than Temporary Impairment (Issue 03-1)". The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investment's amortized cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and generally cannot be adjusted for subsequent recoveries in fair value.

In December 2004, the FASB announced it would reconsider in its entirety all guidance on disclosing, measuring and recognizing other-than-temporary impairments of debt and equity securities (including such guidance in EITF 03-1). Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature. Certain guidance in paragraphs 6 to 9 of EITF 03-1 (i.e. steps of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22 have not been deferred and should be applied based on the transition provisions in EITF 03-1. Based on the composition of the investment securities portfolio held at December 31, 2004, EITF 03-1 is not expected to have a material effect on the Company's financial position or results of operations.

Variable Interest Entities: In January 2003, FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", (or VIEs). The objective of this interpretation is to provide guidance on how to identify a VIE and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in the company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 was effective for all VIE’s created after January 31, 2003. However, the FASB postponed that effective date to December 31, 2003.  In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which has an effective date of March 31, 2004 for VIE’s created prior to February 1, 2003, except for special purpose entities, which much adopt either FIN 46 or FIN 46 R as of December 31, 2003. The adoption of FIN 46 did not have an impact on the Company's consolidated financial position or results of operations.

Note 3: Business Segments

The Company has determined that its primary business operations are in the community banking industry and include the traditional community banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management, trust and third party brokerage services. These products and services have similar distribution methods, types of customers and regulatory responsibilities.

SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In prior reporting periods the Company had also included Financial Services as a business segment and, accordingly, provided segment information for that segment. In December 2003 the Company’s Board of Directors approved a restructuring plan for its wholly owned subsidiary, BTI Financial Group ("BTI"). The restructuring plan simplified and aligned BTI’s brand names and operating model with the Bank. During 2004 the plan was completed, with the results of all operations now viewed as a single strategic unit by the chief operating decision maker.

For the years ended December 31, 2004, 2003, and 2002 revenue from Financial Services represented 5.0%, 5.8%, and 5.8% of the Company’s total revenue, respectively. Accordingly, segment disclosures are not required.

Note 4: Securities Available-For-Sale and Held-To-Maturity

A summary of the amortized cost and market values of securities available-for-sale and held-to-maturity follows:

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available- for-Sale:	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored enterprises	$ 6,395	$ 2	$ 49	$ 6,348
Mortgage-backed securities:
U.S. Government agencies and sponsored enterprises	116,097	651	258	116,490
Other	16,608	41	245	16,404
Obligations of states of the U.S. and political
subdivisions thereof	34,296	1,806	2	36,100
Other debt securities	1,000	---	5	995
Total securities available for sale	$174,396	$2,500	$559	$176,337

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored enterprises	$ 5,557	$ 21	$ 50	$ 5,528
Mortgage-backed securities:
U.S. Government agencies and sponsored enterprises	86,498	986	214	87,270
Other	21,658	174	123	21,709
Other debt securities	10,017	5	107	9,915
Total securities available for sale	$123,730	$1,186	$494	$124,422

Held to Maturity:

Obligations of states of the U.S. and political subdivisions thereof	$ 33,374	$1,265	$154	$ 34,485
Mortgage-backed securities:
U.S. Government agencies and sponsored enterprises	591	17	---	608
Total securities held to maturity	$ 33,965	$1,282	$154	$ 35,093

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", during the fourth quarter of 2004 the Company transferred into the available-for-sale securities portfolio all of its held-to-maturity investment securities. Securities transferred consisted of longer term, tax-exempt securities representing obligations of state and political subdivisions. The held-to-maturity securities were transferred to available-for sale at their fair value of $36,100, with an unrealized gain on these securities, net of taxes, amounting to $1,191 recorded in other comprehensive income. Management does not intend to utilize the held-to-maturity classification in the foreseeable future.

Impairment: The following table summarizes the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2004. All securities referenced are debt securities. At December 31, 2004, the Company did not hold any common stock or other equity securities in its investment securities portfolio.

	Less Than 12 Months			12 Months of Longer			Total
	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investements	Unrealized Losses	Fair Value	Number of Investements	Unrealized Losses
Description of Securities:

Oblications of U. S. Government sponsored enterprises	$3,585	7	$ 29	$ 983	2	$ 20	$ 4,568	9	$ 49
Mortgage-backed securities:
U.S. Government Agencies and sponsored enterprises	31,665	50	121	11,747	24	137	43,412	74	258
Other mortgage-backed securities	8,973	23	138	3,041	5	87	12,014	29	245
Obligations of state and political subdivisions thereof	546	2	2	---	0	---	546	2	2
Other - debt securities	995	1	5	---	0	---	995	1	5
Total temporarily impaired securities	$45,764	84	$295	$15,771	31	$244	$61,535	115	$559

In evaluating whether impairments are other-than-temporary, the Company considers a variety of factors including the nature of the investment, the cause of the impairment, and the severity and duration of the impairment. Other data considered by management includes, for example, sector credit ratings, volatility of the security’s market price, and or any other information considered relevant. At December 31, 2004, and 2003 the Company determined there were no unrealized losses in the investment securities portfolio that were other-than-temporary.

For securities with unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government sponsored enterprises have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate mortgage-backed securities and all investments maintain a credit rating of at least "A" by one of the nationally recognized rating agencies. Mortgage-backed securities and collateralized mortgage obligations are either issued by federal government agencies and sponsored enterprises, or by private issuers, all with security ratings of AAA.

Management believes the unrealized losses in the investment portfolio at December 31, 2004 were attributed to interest rates, and reflected the volatile movements in the U.S. Treasury curve over the past few years. Specifically, certain debt securities were purchased in an interest rate environment lower than where the U.S. Treasury yield curve stood on December 31, 2004.

Maturity Distribution: At December 31, 2004, the amortized cost and estimated fair value of securities available-for-sale are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or with or without call or prepayment penalties.

	December 31, 2004

	Amortized Cost	Estimated Fair Value
Securities Available for Sale

Due in one year or less	$ 2	$ 2
Due after one year though five years	3,675	3,678
Due after five years through ten years	51,090	51,097
Due after ten years	119,629	121,560
	$174,396	$176,337

Realized Gains and Losses:

The following table summarizes realized gains and losses on securities available-for-sale for the years ended December 31, 2004, 2003 and 2002.

	Realized

	Gains	Losses	Net

2004	$ 495	$14	$ 481
2003	$1,285	$28	$1,257
2002	$ 456	$ 6	$ 450

In addition, in 2004 the Company recorded a gain on the sale of a held-to-maturity security of $16.

Note 5: Loans

The Company’s lending activities are principally conducted in Down East and Mid Coast, Maine. The following table summarizes the composition of the loan portfolio as of December 31, 2004 and 2003:

Residential real estate mortgages	$ 221,690	$202,102
Commercial and commercial real estate mortgages	148,356	116,182
Agricultural and other loans to farmers	15,077	11,719
Consumer	13,534	13,126
Home equity	47,189	35,941
Tax exempt	1,950	3,652
	447,796	382,722

Real estate under foreclosure	477	975
Deferred origination costs (fees), net	205	(289)
Allowance for loan losses	(4,829)	(5,278)
	$443,649	$378,130

Nonperforming Loans and Accruing Loans 90 days or more Overdue: The following table sets forth information regarding nonaccruing loans and accruing loans 90 days or more overdue at December 31, 2004, 2003 and 2002.

	2004	2003	2002

Loans accounted for on a non-accrual basis:
Real estate loans:
Construction and development	$ ---	$ 114	$ 4
Mortgage	453	1,113	905
Loans to finance agricultural production and other loans to farmers	13	22	45
Commercial and industrial loans	80	9	10
Loans to individuals for household, family and other personal expenditures	26	37	22
Total non-accrual loans	$572	$1,295	$986
Accruing loans contractually past due 90 days or more	$151	$ 199	$188

During the year ended December 31, 2004, the total interest not recorded on non-accrual loans amounted to $112.

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2004 and 2003, loans to the hospitality industry amounted to approximately $30,535 and $31,493, respectively.

Loans to Related Parties: In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers and other related parties. All such loans, in management’s opinion, do not present more than the normal risk of collectibility or incorporate other unfavorable features, and were made under terms that are consistent with the Company’s normal lending policies.

Loans to related parties at December 31 are summarized below. Balances have been adjusted to reflect changes in status of directors and officers for each year presented.

	2004	2003

Beginning balance	$ 5,677	$9,390

Changes in Composition	1,016	(5,029)
New loans	5,995	2,477
Repayments	(183)	(1,161)

Ending balance	$12,505	$5,677

As of December 31, 2004, and 2003, there were no non-performing loans to related parties.

Mortgage Loan Servicing:   The Bank from time to time will sell mortgage loans to other institutions, and investors.  The sale of loans allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income.  At December 31, 2004, the unpaid balance of mortgage loans serviced for others totaled $9,935 compared with $12,334 at December 31, 2003.

Note 6: Allowance For Loan Losses

A summary of changes in the allowance for loan losses for each of the three years ended December 31 follows:
	2004	2003	2002

Balance, beginning of year	$5,278	$4,975	$4,169

Provision for loan losses	180	540	1,100
Loans charged off	(851)	(427)	(482)
Less: recoveries on loans previously charged off	222	190	188
Net loans charged off	(629)	(237)	(294)

Balance, end of year	$4,829	$5,278	$4,975

Impaired Loans: Impaired loans are commercial and commercial real estate loans, which the Company believes will probably not result in the collection of all amounts due according to the contractual terms of the loan agreement. The amount of reserves for impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less cost to sell.

The majority of the Company's impaired loans are collateral dependent.

Information pertaining to impaired loans at December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002

Investment in impaired loans	$93	$596	$59
Portion of impaired loan balance for which
an allowance for loan losses is allocated	$93	$596	$59
Portion of allowance for loan losses allocated
to the impaired loan balance	$14	$190	$ 9
Interest not recorded on impaired loans during the year	$ 3	$ 23	$59

During the year ended December 31, 2004, the total average balance of impaired loans amounted to approximately $300.

Note 7: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

	2004	2003

Land	$ 1,774	$ 1,321
Buildings and improvements	12,838	12,453
Furniture, fixtures and equipment	7,924	7,522
Less: accumulated depreciation	(10,601)	(9,886)
Total net book value	$11,935	$11,410

Note 8: Goodwill and Other Identifiable Intangible Assets

Goodwill: A summary of goodwill capitalized on the Company’s consolidated balance sheet follows.

	January 1, 2003	Goodwill Acquired	Goodwill Write-down	December 31, 2003

Total	$375	$ --	$(75)	$300

	January 1, 2004	Goodwill Acquired	Goodwill Write-down	December 31, 2004

Total	$300	$2,858	$ ---	$3,158

During the first quarter of 2004, the Company recorded $2,858 in goodwill in connection with the Bank's acquisition of a branch in Rockland, Maine.

Goodwill is required to be tested for impairment at least annyally, or more often if certain events occur. The Company estimates the value of goodwill utilizing certain fair value techniques. Management determined the Company's goodwill balance related to the acquisition of Dirigo Investments, Inc., its then second tier broker-dealer subsidiary, was impaired, resulting in an impairment charge of $375, recorded during 2002, and reported as a cumulative effect of change in accounting for goodwill in the consolidated income statement. As of December 31, 2003, the Company completed its annual review of the Dirigo Investments goodwill and recorded additional impairment of $75, recorded as other operating expense in the consolidated statment of income. The Company determined there was no further goodwill impairment as of December 31, 2004.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Bank’s acquisition of a branch office in Rockland, Maine. The core deposit intangible asset is being amortized over an estimated useful life of six-years, and is included in other assets on the December 31, 2004 consolidated balance sheet. There was no core deposit intangible asset at December 31, 2003.

A summary of the core deposit intangible asset follows as of December 31, 2004:

Core deposit intangibles:
Gross carrying amount	$391
Less: accumulated amortization	56
Net carrying amount	$335

Amortization expense on core deposit intangible assets is expected to total $67 each year for years 2005 through 2009.

Note 9:  Income Taxes

The following table summarizes the current and deferred components of income tax expense (benefit) for the years ended December 31:

	2004	2003	2002

Current
Federal	$1,695	$1,666	$1,781
State	111	99	90
	1,806	1,765	1,871
Deferred	317	127	(129)
	$2,123	$1,892	$1,742

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense, for the years ended December 31:
	2004	2003	2002

Computed tax expense	$2,671	$2,414	$2,229
Increase (reduction) in income taxes resulting from
Officers' life insurance	(74)	(70)	(74)
Tax exempt interest	(518)	(500)	(455)
State taxes, net of federal benefit	82	91	70
Other, net	(38)	(43)	(28)
Recorded income tax expense	$2,123	$1,892	$1,742

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities, which are included in other assets, at December 31, 2004 and 2003 are as follows:

	2004		2003
	Asset	Liability	Asset	Liability
Allowance for loan losses	$1,515	$ ---	$1,572	$ ---
Deferred compensation	832	---	745	---
Postretirement benefit obligation	522	---	529	---
Unrealized gain on securities available for sale	---	660	---	235
Unrealized gain or loss on derivatives	77		---	29
Depreciation	---	522		453
Other	240	585	256	330
	$3,186	$1,767	$3,102	$1,047

The Company has determined that a valuation allowance is not required for  its net deferred tax asset since it is more likely than not that this asset will is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 10: Deposits

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100, was $19,405 and $18,784 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of time deposits were as follows:

2005	$ 76,651
2006	19,201
2007	12,304
2008	10,709
2009	3,723
2010 and thereafter	440
Individual Retirement Accounts (IRAs) without scheduled maturities	17,951
$140,979

Note 11: Short-term Borrowings

The Company’s short-term borrowings consist of borrowings from the Federal Home loan Bank and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2004, 2003 and 2002.
	2004		2003

	Total Principal	Weighted Average Rate	Total Principal	Weighted Average Rate

Federal Home Loan Bank Advances	$74,774	2.80%	$42,600	1.55%
Securities sold under agreements to repurchase	15,077	1.12%	15,925	1.32%
Total short-term borrowings	$89,851		$58,525

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2004, 2003, and 2002 is summarized as follows:

	2004	2003

Average daily balance during the year	$13,427	$13,086
Average interest rate during the year	1.12%	1.32%
Maximum month-end balance during the year	$17,745	$17,083
Amount outstanding at end of year	$15,077	$15,925

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and under the Bank's control, were as follows at December 31:

	2004	2003

Amortized cost	$22,257	$20,069
Carrying value	$22,317	$20,256

Note 12: Long-term Debt

A summary of long-term debt, all of which represent advances from the Federal Home Loan Bank, is as follows:

December 31, 2004

Maturity	Total Principal	Weighted Average Rate	Range of Interest Rates

2006	$ 6,400	4.80%	3.57% to 5.66%
2007	19,987	4.19%	2.44% to 5.01%
2008	28,900	4.06%	2.78% to 5.68%
2009	15,002	4.14%	2.69% to 5.30%
2010	13,000	5.42%	4.80% to 5.95%
2011 and thereafter	33,783	4.70%	3.86% to 5.09%
Total long-term borrowings	$117,072

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity. Advances are stated at their contractual maturity dates and do not reflect call features. At December 31, 2004, the Bank had $60 million in callable advances with maturity dates ranging from 2005 to 2011.

Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB, a blanket lien on qualifying first mortgage loans, loans guaranteed by the U. S. Government, certain multi-family loans, U.S. Government Agency debentures, U.S. Government mortgage-backed securities, and other non-Government mortgage backed securities.

Note 13: Shareholders' Equity

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2004, the Bank had $19,662 available for dividends that could be paid without prior regulatory approval.

Regulatory Capital Requirements: The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. Management believes, as of December 31, 2004, that the Company and Bank exceed all capital adequacy requirements to which they are subject. As of December 31, 2004, the most recent notification from the federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2004, under the rules applicable at that date.

			For Capital Adequacy Purposes		To be well Capitalized under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Actual Amount	Ratio	Actual Amount	Ratio

As of December 31, 2004
Total Capital
(To Risk-Weighted Assets)
Consolidated	$56,260	13.01%	$34,588	8.0%	N/A
Bank	$55,077	12.76%	$34,523	8.0%	$43,154	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$51,431	11.90%	$17,294	4.0%	N/A
Bank	$52,505	12.17%	$17,262	4.0%	$25,893	6.0%
Tier 1Capital
(To Average Assets)
Consolidated	$51,431	7.75%	$26,547	4.0%	N/A
Bank	$52,505	7.99%	$26,274	4.0%	$32,843	5.0%

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2003, under the rules applicable at that date.

			For Capital Adequacy Purposes		To be well Capitalized under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Actual Amount	Ratio	Actual Amount	Ratio

As of December 31, 2003
Total Capital
(To Risk-Weighted Assets)
Consolidated	$56,403	14.70%	$30,694	8.00%	N/A
Bank	$50,139	13.07%	$30,208	8.00%	$37,761	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$51,601	13.45%	$15,347	4.00%	N/A
Bank	$45,412	12.03%	$15,104	4.00%	$22,656	6.0%
Tier 1Capital
(To Average Assets)
Consolidated	$51,601	8.93%	$23,111	4.00%	N/A
Bank	$45,412	7.86%	$22,904	4.00%	$28,630	5.0%

Stock Repurchase Plans: In November 1999, the Company announced a stock repurchase plan, which was subsequently continued through December 31, 2003, at which time it terminated. Under that plan the Company was authorized to make open market and privately negotiated purchases of up to 10% of its outstanding shares of common stock, or 344,000 shares. As of December 31, 2003, the Company had repurchased 339,814 shares of stock under the plan, at a total cost of $6,151 and an average price of $18.10 per share. The Company recorded the repurchased shares as treasury stock.

In March 2004, the Company announced a second stock repurchase plan which allows the Company to make open market and privately negotiated purchases of up to 10% of its outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and will continue through December 31, 2005. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of December 31, 2004, the Company had repurchased 49,920 shares of stock under this plan, at a total cost of $1,349 and an average price of $27.03 per share.

Note 14: Stock Based Compensation Plan:

The Bar Harbor Bankshares and its Subsidiaries Incentive Stock Option Plan (ISO) for officers and employees was established October 3, 2000, providing for the issuance of up to 450 thousand shares of common stock. The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted. Initial grants were made in 2001 totaling 228 thousand shares. Vesting terms range from five to seven years.   No option shall be granted after October 3, 2010, ten years after the effective date of the ISO.

The following table provides information as of December 31, 2004 with respect to the shares of Common Stock that may be issued under the Company's Incentive Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, net of forfeits and exercised shares	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation [(excluding securities referenced in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	318,350	$17.93	131,650

Equity compensation plans not approved by security holders	--	N/A	--

Total	318,350	$17.93	131,650

A summary of the status of the plan as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented below.

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	332,071	$16.90	328,457	$16.30	228,160	$15.43
Granted during the year	41,500	27.15	44,500	21.43	162,602	17.18
Exercised during the year	(26,683)	16.33	(11,255)	15.91	(5,241)	15.41
Forfeited during the year	(28,538)	20.78	(29,631)	17.45	(57,064)	15.41

Outstanding at the end of the year	318,350	$17.93	332,071	$16.90	328,457	$16.30

Exercisable at year end	88,392		66,161		29,672

Weighted average fair value of options granted during the year		$ 2.69		$ 1.80		$ 1.71

The following information applies to options outstanding at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Exercise Price

$15.40	114,821	6.47	$15.40	42,124	$15.40
$15.80	4,130	6.81	$15.80	1,286	$15.80
$16.05	90,000	7.15	$16.05	30,000	$16.05
$17.75 to $22.70	63,973	7.72	$18.89	14,396	$18.86
$23.20 to $29.10	45,426	9.51	$26.91	586	$24.72
$15.40 to $29.10
	318,350	7.35	$17.93	88,392	$16.25

The following information applies to options outstanding at December 31, 2003:
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Exercise Price

$15.40	135,868	7.47	$15.40	39,818	$15.40
$15.80	4,130	7.82	$15.80	1,445	$15.80
$16.05	90,000	8.15	$16.05	15,000	$16.05
$17.75 to $26.20	101,203	8.93	$19.72	9,898	$18.55

$15.40 to $26.20	331,201	8.10	$16.90	66,161	$16.03

The per share weighted average fair value of all stock options granted by the Company during 2004, 2003, and 2002 was $2.69, $1.80, and $1.71 on the date of the grants using the Black Scholes option-pricing model with the following weighted average assumptions:
	2004	2003	2002

Expected dividend yield	2.94%	2.81%	3.93%
Risk free interest rate	2.79%	2.63%	2.23%
Volatility	11.99%	17.20%	11.00%
Expected life (years)	3.5	3.5	3.5
Weighted average fair value	$2.69	$1.80	$1.71

During the years ended December 31, 2004, 2003, and 2002, the total anti-dilutive stock options amounted to 13, 6, and 29 thousand shares, respectively

Note 15: Retirement Benefit Plans

Medical and Life Insurance Benefits: The Company sponsors a limited post-retirement benefit program which funds medical coverage and life insurance benefits to a closed group of retired employees who meet minimum age and service requirements.  It is the Company's policy to record the cost of postretirement health care and life insurance plans based on actuarial estimates, which are dependent on claims and premiums paid. The cost of providing these benefits is accrued during the active service period of the employee. Net periodic postretirement benefit cost includes the following components:

	2004	2003	2002

Interest cost on accumulated postretirement benefit obligation	$ 73	$ 80	$ 84
Amortization of actuarial gain	(16)	(23)	(23)
Net periodic postretirement benefit cost	$ 57	$ 57	$ 61

The following table sets forth the change in benefit obligations for the years ended December 31:

	2004	2003	2002

Benefit obligation at beginning of year	$1,262	$1,235	$1,247
Interest cost on accumulated postretirement benefit obligation	73	80	84
Amortization	(13)	17	(17)
Benefits paid	(77)	(70)	(79)
Benefit obligation at end of year	$1,245	$1,262	$1,235
Unrecognized gain at end of year	$ 303	$ 305	$ 346
Accrued benefit cost included in other liabilities	$1,548	$1,567	$1,581

The accumulated postretirement benefit obligation (APBO) in 2004 and 2003 was determined using a 6.0% weighted average discount rate. The net periodic benefit cost in 2004, 2003, and 2002 was determined using a 6.00%, 6.75%, and 7.00%, respectively, weighted average discount rate.

The health care cost trend rate was 12% in 2004, gradually declining to 6% after 12 years and remaining at that level thereafter. An increase in the health care trend of 1% would increase the APBO by approximately $98 and the net periodic cost by $6. A decrease in the health care trend of 1% would decrease the APBO by approximately $87 and the net periodic cost by $5.

The Company expects to contribute the following amounts to the postretirmenet medical and life insurance benefit plan for the years ending December 31:

2005	$ 91
2006	96
2007	98
2008	101
2009	104
2010 and thereafter	516

Total	$1,006

401(k) Plan:  The Company has a 401(k) Plan available to full-time employees and officers. The Company matches employee contributions based on a predetermined formula and may make additional discretionary contributions. The total expense for this plan in 2004, 2003 and 2002 was $391, $393, and $325, respectively.

Supplemental Executive Retirement Plans: The Company has non-qualified supplemental executive retirement agreements for certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the net present value of payments associated with the agreements over the service periods of the participating officers. Interest costs continue to be recognized on the benefit obligations.  In 2004, 2003, and 2002, the expense of these supplemental retirement agreements was $118, $ 122, and $128, respectively.

The Company also has Supplemental Executive Retirement Plans for certain executive officers.  These plans provide a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or in the event that the executive leaves the Company following a change of control event. In 2004, 2003 and 2002, the expense of these supplemental retirement agreements was $336, $253 and $316, respectively. As of December 31, 2004, the Company had accrued a total of $905 to provide for these future payment obligations.

The following table provides the net periodic benefit costs for the supplemental executive retirement plans for the years ended December 31, 2004 and 2003:
	2004	2003

Service Cost	$298	$239
Interest Cost	156	136
Net Periodic Benefit Cost	$454	$375

The Company expects to contibute the following amounts to the Supplemental Executive Retirement Plans for the years ending December 31:

2005	$ 213
2006	222
2007	222
2008	222
2009	222
2010 and thereafter	7,035
Total	$8,136

Note 16: Financial Derivative Instruments

As part of its overall asset liability/management strategy, the Company periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant effect on net income.

At December 31, 2004 the Company had two outstanding derivative instruments with notional principal amounts totaling $20 million, both of which were interest rate swap agreements. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime (5.25%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (5.25%)

The Company is required to pay a counter-party monthly variable rate payments indexed to prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each agreement.

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

In July 2004, the Financial Accounting Standards Board ("FASB") issued guidance regarding SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:  Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans", in which the FASB indicated the first-payments-received technique for identifying the hedged forecasted transactions (that is, the hedged interest payments) can be used in a cash flow hedge of the variable prime-rate-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of pre-payable interest-bearing loans, provided all other conditions for a cash flow hedge have been met. During the third quarter of 2004 the Company designated its interest rate swap agreements as cash flow hedges and, prospectively from the time of this designation, changes in their fair value are recorded in other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties are recorded as interest income.

At December 31, 2004 and December 31, 2003, the unrealized (loss) gain on the interest rate swap agreements was ($225) and $86, respectively, and included in other assets on the consolidated balance sheets.

At December 31, 2004 the unrealized loss on these interest rate swap agreements included in other comprehensive income, net of tax, amounted to $149, compared with an unrealized gain of $57 at December 31, 2003. Also included in other comprehensive income for the year ended December 31, 2004, was a net deferred loss, net of tax, of $15 related to the de-designation and re-designation of these swaps as cash flow hedges in 2004. There were no deferred gains or losses recorded in other comprehensive income in 2003.

During 2004, the net unrealized gains on interest rate swap agreements recorded in non-interest income amounted to $29, during the period in which hedge accounting was not applied.

During, 2004, the total net cash flows received from counterparties amounted to $455, compared with $498 and $117 in 2003 and 2002, respectively. Of the $455 in net cash flows received from counterparties during 2004, $375 was recorded in non-interest income (non-hedge period) and $80 in interest income (hedge period). The net cash flows received from counterparties during 2003 and 2002 were recorded in interest income.

Note 17: Commitments and Contingent Liabilities

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit.

Commitments to originate loans, including unused lines of credit, are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items, such as loans. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are primarily issued in support of third party debt or obligations. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet instruments. Exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. Typically, these standby letters of credit have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2004, 2003 and 2002.

	2004	2003	2002

Commitments to originate loans	$14,435	$32,575	$14,581
Unused lines of credit	$75,732	$62,616	$52,611
Un-advanced portions of construction loans	$ 7,336	$ 3,683	$ 3,950

Standby letters of credit	$ 1,155	$ 2,205	$ 2,800

As of December 31, 2004, and 2003, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Note 18: Fair Value of Financial Instruments

The Company discloses fair value information about financial instruments for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in certain cases, could not be realized in an immediate sale of the instrument.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. For certain assets and liabilities, the information required under SFAS No. 107 is supplemented with additional information relevant to an understanding of the fair value.

The following describes the methods and assumptions used by the Company in estimating the fair values of significant financial instruments:

Cash and cash equivalents: For cash and cash equivalents, including cash and due from banks and other short-term investments with maturities of 90 days or less, the carrying amounts reported on the consolidated balance sheet approximate fair values.

Securities available-for-sale and held-to-maturity: Fair values are based on quoted bid market prices, where available. Where quoted market prices for an instrument are not available, fair values are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instrument being valued. The carrying value of securities available-for-sale reported on the consolidated balance sheet represent estimated fair value, whereas securities held-to-maturity are carried at cost, adjusted for premium amortization or discount accretion.

Loans: For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits: The fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is based on the discounted value of contractual cash flows, applying interest rates currently being offered on wholesale funding products of similar maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding ("deposit base intangibles").

Borrowings: For borrowings that mature or re-price in 90 days or less, carrying value approximates fair value. The fair value of the Company’s remaining borrowings is estimated by using discounted cash flows based on current rates available for similar types of borrowing arrangements taking into account any optionality.

Accrued interest receivable and payable: The carrying amounts of accrued interest receivable and payable approximate their fair values.

Off-balance sheet financial instruments: The fair values of the interest rate swap agreements are based on quoted market prices. The Company’s other off-balance sheet instruments consist of loan commitments and standby letters of credit. Fair values for standby letters of credit and loan commitments were insignificant.

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2004 and 2003 follows:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$ 9,571	$ 9,571	$ 14,469	$ 14,469
Securities available for sale	176,337	176,337	124,422	124,422
Securities held to maturity	---	---	33,965	35,093
Loans, net	443,649	446,661	378,130	385,543
Interest receivable	2,790	2,790	2,536	2,536

Financial liabilities:
Deposits (with no stated maturity)	257,293	257,293	219,476	219,476
Time deposits	140,979	140,568	119,604	121,045
Securities sold under repurchase agreements	15,077	15,077	15,925	15,925
Borrowings from the FHLB	191,846	194,701	170,506	176,534
Interest payable	916	916	758	758

Financial derivative instruments
Interest rate swap agreements	(225)	(225)	86	86

Note 19: Legal Contingencies

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of the Company's business, which in the opinion of management will have no material effect on the Company's consolidated financial statements.

Note 20: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2004 and 2003, and for each of the three-years in the period ended December 31, 2004, are presented below:

BALANCE SHEETS
December 31

	2004	2003

Cash	$ 561	$ 376
Investment in subsidiaries	54,859	51,849
Premises	745	746
Other assets	414	459
Total Assets	$56,579	$53,430

Liabilities
Total Liabilities	$ 537	$ 315

Total Shareholders’ equity	56,042	53,115

Liabilities & Shareholders’ Equity	$56,579	$53,430

STATEMENTS OF INCOME
Years Ended December 31

	2004	2003	2002

Dividend income from subsidiaries	$2,409	$5,075	$5,369
Equity in undistributed earnings of subsidiaries (1)	3,652	714	(387)
Bankshares expenses, net of tax benefit	(329)	(582)	(417)

Net income	$5,732	$5,207	$4,565

(1) Amount in parentheses represents the excess of dividends over net income of subsidiaries.

STATEMENTS OF CASH FLOWS
Years Ended December 31

	2004	2003	2002

Cash flow from operating activities:
Net income	$ 5,732	$ 5,207	$ 4,565

Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	10	8	7
Net decrease (increase) in other assets	627	(6)	(77)
Equity in undistributed earnings of subsidiaries	(3,652)	(714)	387

Net cash used by operating activities	2,717	4,495	4,882

Cash flows from investing activities:
Additional investments in subsidiaries	888	(350)	(854)
Capital expenditures	(11)	(8)	(6)

Net cash used in investing activities	877	(358)	(860)

Cash flows from financing activities:
Purchase of treasury stock	(1,369)	(1,888)	(1,563)
Proceeds from stock issuance	438	179	101
Dividend paid	(2,478)	(2,386)	(2,445)

Net cash used in financing activities	(3,409)	(4,095)	(3,907)

Net increase (decrease) in cash	185	42	115

Cash and cash equivalents, beginning of year	376	334	219

Cash and cash equivalents, end of year	$ 561	$ 376	$ 334

Note 21: Selected Quarterly Financial Data (Unaudited)

Year 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Interest and dividend income	$7,523	$7,664	$8,255	$8,480	$31,922
Interest expense	2,708	2,840	2,943	3,054	11,545
Net interest income	4,815	4,824	5,312	5,426	20,377
Provision for loan losses	90	30	30	30	180
Noninterest income	1,841	811	2,498	1,422	6,572
Noninterest expense	4,597	4,620	5,032	4,665	18,914
Income before income taxes	1,969	985	2,748	2,153	7,855
Income taxes	533	182	805	603	2,123
Net income	$1,436	$ 803	$1,943	$1,550	$5,732

Earnings per share:
Basic	$0.46	$0.26	$0.63	$0.50	$1.85
Diluted	$0.45	$0.25	$0.61	$0.48	$1.79

Year 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Interest and dividend income	$7,707	$7,696	$7,489	$7,601	$30,493
Interest expense	2,841	2,837	2,728	2,669	11,075
Net interest income	4,866	4,859	4,761	4,932	19,418
Provision for loan losses	150	150	120	120	540
Noninterest income	1,735	1,703	1,919	1,717	7,074
Noninterest expense	4,652	4,448	4,920	4,833	18,853
Income before income taxes	1,799	1,964	1,640	1,696	7,099
Income taxes	495	552	411	434	1,892
Net income	$1,304	$1,412	$1,229	$1,262	$ 5,207

Earnings per share:
Basic	$0.41	$0.44	$0.39	$0.41	$1.67
Diluted	$0.41	$0.43	$0.38	$0.40	$1.63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Management Report on Internal Control over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment, management believes that as of December 31, 2004, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control -- Integrated Framework.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting. This report appears within Item 9A of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting- No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bar Harbor Bankshares:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Bar Harbor Bankshares (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bar Harbor Bankshares maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 14, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers: Information required by this item is incorporated by reference from the sections entitled "Management of the Company", and "Executive Officers", in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Commission on or before April 30, 2005 (the "Proxy").

Compliance with Section 16(a) of the Securities Exchange Act of 1934: The information required under this item is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s definitive Proxy.

Audit Committee Financial Expert: The information required under this item is incorporated herein by reference from "Appendix A" Report of the Audit Committee, contained in the Company’s definitive Proxy.

Code of Ethics: The information required under this item is incorporated herein by reference from the section entitled "Other Matters," "Code of Ethics" contained in the Company’s definitive Proxy.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" in the Company’s definitive Proxy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the sections entitled "Voting Securities and Principal Holders thereof" and "Equity Compensation Plan Information" in the definitive Proxy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Transactions with Directors, Officers, and Principal Shareholders" in the definitive Proxy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the section entitled "Selection of Auditors" in the Company’s definitive Proxy

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1. Financial Statements Filed herewith at Item 8

         2. Financial Statement Schedules Filed herewith at Item 8

        3. Exhibits:

    The following exhibits are included as part of this Form 10-K.

EXHIBIT NUMBER

2.1	Plan of Acquisition, Reorganization Agreement, Liquidation, or Succession	Incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

2.2	BTI Restructuring Plan	Incorporated by Reference to Form 10-K, Item 15(a)(3)((2)(b), filed with the Commission on March 29, 2004 (Commission Number 001-13349)

3.1	Articles of Incorporation.	Articles as amended July 11, 1995, are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

3.2	Bylaws	Bylaws as amended are incorporated by reference to Form 10-K, Item 14(a)(3) filed with the Commission March 28, 2002. (Commission Number 001-13349)

10	Material Contracts

10.1	Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987 (Commission Number 0-13666).

10.2

Supplemental Exeuctive Retirement  Plan
adopted by the Board of Directors on
September 16, 2003, and effective as of
January 1, 2003, providing Joseph M.
Murphy, President and CEO of the
Company, Gerald Shencavitz, the
Company's Chief Financial Officer, and
Dean S. Read, former President of the
Bank, with certain defined retirement
benefits.

Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.3	Joseph M. Murphy Employment Contract	Incorporated by reference to Form 10-K Item 15(a)(10.2), filed with the Commission May 27, 2003 (Commission File Number 001-13349)

10.4	Incentive Stock Option Plan 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filled with the Commission March 28, 2002 (Commission File Number 001-13349).

10.5	Amendment to Employment Agreement, Change in Control, Confidentiality and Non-competition Agreement between the Company and Joseph M. Murphy.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.6	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Gerald Shencavitz.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.7	Change in Control, Confidentiality, and Non-competition Agreement between the Company and former Bank President Dean S. Read.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.8	Purchase and Assumption Agreement between Bar Harbor Banking and Trust Company and Androscoggin Savings Bank, dated October 24, 2003.	Incorporated by reference to Form 10-Q, Part II, Item 6 filled with the Commission November 13, 2003 (Commission File Number 001-13349).

10.9	Executive Compensation Arrangements	Filed herewith

10.10	Infinex Aggeement	Filed herewith

10.11	Resignation Agreement and Release	Filed herewith

13	Annual Report to Shareholders	Filed herewith

14	Code of Ethics	Incorporated by reference to Form 10-K Item 15(a)(3)(14), filed with the Commission March 14, 2004 (Commission File Number 001-13349)

21	Subsidiaries of the Registrant	Filed herewith

23	Consent letters	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14/15d-14(a)	Filed herewith.

31.2	Certification of Chief Financial Officer under Rule 13a-14/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

The Company’s management contracts and compensatory plans or arrangements consist of Exhibits 10.1 through 10.4 and 10.6.

(c) There are no other financial statements and financial statement schedules, which were excluded from this report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2005                                      BAR HARBOR BANKSHARES
                                                              (Registrant)

                                                            /s/ Joseph M. Murphy

                                                            Joseph M. Murphy
                                                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on behalf of the Registrant.
/s/ Thomas A. Colwell Thomas A. Colwell Chairman, Board of Directors	/s/ Joseph M. Murphy Joseph M. Murphy, Director President and Chief Executive Officer

/s/ Robert C. Carter Robert C. Carter, Director	/s/ Robert M. Phillips Robert M. Phillips, Director

/s/ Peter Dodge Peter Dodge, Director	/s/ Gerald Shencavitz Gerald Shencavitz, Senior Vice President, Chief Financial Officer and Treasurer

/s/ Martha Tod Dudman Martha Tod Dudman, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director

/s/ Dwight L. Eaton Dwight L. Eaton, Director	/s/ Constance C. Shea Constance C. Shea, Director

/s/ Cooper F. Friend Cooper F. Friend, Director	/s/ Scott G. Toothaker Scott G. Toothaker, Director

/s/ John P. McCurdy John P. McCurdy, Director	/s/ David B. Woodside David B. Woodside, Director