Form 10-Q
period 2005-03-31
BAR HARBOR BANKSHARES
filed 2005-05-09
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: March 31, 2005 Commission File No. 841105-D

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

YES: (X) NO: ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).

YES: (X) NO: ( )

Number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – May 5, 2005
$2.00 Par Value	3,088,842

TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)	3

	Financial Statements:

	Consolidated Balance Sheets at March 31, 2005, and December 31, 2004	3

	Consolidated Statements of Income for the three-months ended March 31, 2005 and 2004	4

	Consolidated Statements of Changes in Shareholders' Equity for the three-months ended March 31, 2005 and 2004	5

	Consolidated Statements of Comprehensive (Loss) Income for the three-months ended March 31, 2005 and 2004	5

	Consolidated Statements of Cash Flows for the three-months ended March 31, 2005 and 2004	6

	Notes to Consolidated Interim Financial Statements	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-40

Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	42-44

Signatures		44

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004
(Dollars in thousands, except per share data)
(unaudited)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$ 8,701	$ 8,924
Overnight interest bearing money market funds	2	647
Total cash and cash equivalents	8,703	9,571
Securities available for sale, at fair value	163,429	176,337
Investment in Federal Home Loan Bank stock	10,500	10,500
Loans	457,766	448,478
Allowance for loan losses	(4,799)	(4,829)
Loans, net of allowance for loan losses	452,967	443,649
Premises and equipment, net	12,276	11,935
Goodwill	3,158	3,158
Bank owned life insurance	5,765	5,710
Other assets	7,139	5,951
TOTAL ASSETS	$663,937	$666,811

Liabilities
Deposits
Demand deposits	$ 47,738	$ 54,579
NOW accounts	60,646	63,535
Savings and money market deposits	131,726	139,179
Time deposits	144,094	140,979
Total deposits	384,204	398,272
Short-term borrowings	102,562	89,851
Long-term borrowings	116,501	117,072
Other liabilities	5,676	5,574
TOTAL LIABILITIES	$608,943	$610,769

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at March 31, 2005 and December 31, 2004	7,287	7,287
Surplus	4,002	4,002
Retained earnings	52,187	51,733
Accumulated other comprehensive (loss) income:
Net unrealized (depreciation) appreciation on securities available for sale and derivative instruments, net of taxes of ($199) and $576 at March 31, 2005 and December 31, 2004, respectively	(386)	1,118
Less: cost of 564,146 shares and 564,155 shares of treasury stock at March 31, 2005 and December 31, 2004, respectively	(8,096)	(8,098)

TOTAL SHAREHOLDERS' EQUITY	54,994	56,042

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$663,937	$666,811

     The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Interest and dividend income:
Interest and fees on loans	$6,633	$5,687
Interest and dividends on securities and federal funds	1,908	1,836
Total interest and dividend income	8,541	7,523

Interest expense:
Deposits	1,291	998
Short-term borrowings	482	156
Long-term borrowings	1,457	1,554
Total interest expense	3,230	2,708

Net interest income	5,311	4,815
Provision for loan losses	---	90
Net interest income after provision for loan losses	5,311	4,725

Noninterest income:
Trust and other financial services	475	483
Service charges on deposit accounts	289	364
Other service charges, commissions and fees	50	56
Credit card service charges and fees	201	178
Net securities gains	21	193
Income on interest rate swap agreements, net	---	495
Other operating income	67	72
Total noninterest income	1,103	1,841

Noninterest expenses:
Salaries and employee benefits	2,614	2,434
Occupancy expense	307	288
Furniture and equipment expense	431	421
Credit card expenses	135	125
Other operating expense	1,296	1,329
Total noninterest expenses	4,783	4,597

Income before income taxes	1,631	1,969
Income taxes	418	533

Net income	$1,213	$1,436

EARNINGS PER SHARE:
Basic	$ 0.39	$ 0.46
Diluted	$ 0.38	$ 0.45

      The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2004	$7,287	$4,002	$51,733	$ 1,118	$(8,098)	$56,042
Net income	---	---	1,213	---	---	1,213
Total other comprehensive loss	---	---	---	(1,504)	---	(1,504)
Cash dividends declared ($0.21 per share)	---	---	(646)	---	---	(646)
Purchase of treasury stock (9,356 shares)	---	---	---	---	(262)	(262)
Stock options exercised (9,365 shares)	---	---	(113)	---	264	151
Balance March 31, 2005	$7,287	$4,002	$52,187	$ (386)	$(8,096)	$54,994

Balance December 31, 2003	$7,287	$4,002	$48,746	$ 514	$(7,434)	$53,115
Net income	---	---	1,436	---	---	1,436
Total other comprehensive income	---	---	---	176	---	176
Cash dividends declared ($0.20 per share)	---	---	(621)	---	---	(621)
Purchase of treasury stock (4,445 shares)	---	---	---	---	(119)	(119)
Stock options exercised (6,744 shares)	---	---	(62)	---	176	114
Balance March 31, 2004	$7,287	$4,002	$49,499	$ 690	$(7,377)	$54,101

      The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004

Net income	$ 1,213	$1,436
Net unrealized (depreciation) appreciation on securities available for sale, net of reclassification adjustment, net of tax of ($651) and $111 in 2005 and 2004, respectively	(1,264)	215
Net unrealized depreciation on interest rate swap agreements, net of tax of ($124) in 2005	(241)	---
Amortization (accretion) of net deferred loss (gain) related to interest rate swap agreements de-designated and re-designated in 2004, net of tax of $1 and ($20), in 2005 and 2004, respectively	1	(39)
Total other comprehensive (loss) income	(1,504)	176
Total comprehensive (loss) income	$ (291)	$1,612

                     The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$ 1,213	$ 1,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	431	421
Amortization of core deposit intangible	17	6
Provision for loan losses	---	90
Net realized gains on sale of securities available for sale	(21)	(177)
Net realized gains on sale of securities held to maturity	---	(16)
Net income on interest rate swap agreements	---	(328)
Net amortization of bond premiums	236	136
Venture capital fund investment impairment loss	18	55
Income on bank owned life insurance	(55)	(50)
Net change in other assets	(814)	(3,687)
Net change in other liabilities	102	2,820
Net cash provided by operating activities	1,127	706

Cash flows from investing activities:
Net receipt from branch acquisition	---	4,570
Proceeds from maturities, calls and principal paydowns of securities held to maturity	---	394
Purchases of securities available for sale	---	(32,991)
Proceeds from maturities, calls and principal paydowns of securities available for sale	8,284	8,446
Proceeds from sale of securities held to maturity	---	491
Proceeds from sale of securities available for sale	2,496	17,936
Net increase in Federal Home Loan Bank stock	---	(804)
Net loans made to customers	(9,318)	(10,017)
Capital expenditures	(772)	(324)
Net cash provided by (used in) investing activities	690	(12,299)

Cash flows from financing activities:
Net (decrease) increase in deposits	(14,068)	3,801
Net decrease in securities sold under repurchase agreements and fed funds purchased	(650)	(935)
Proceeds from Federal Home Loan Bank advances	13,800	5,500
Repayment of Federal Home Loan Bank advances	(1,010)	(780)
Purchases of treasury stock	(262)	(119)
Proceeds from stock option exercises	151	114
Payments of dividends	(646)	(621)
Net cash (used in) provided by financing activities	(2,685)	6,960

Net decrease in cash and cash equivalents	(868)	(4,633)
Cash and cash equivalents at beginning of period	9,571	14,469
Cash and cash equivalents at end of period	$ 8,703	$ 9,836

Supplemental disclosures for cash flow information:
Cash paid during the period for:
Interest	$ 3,282	$ 2,745
Income taxes	---	---
Non-cash transactions:
Net unrealized (depreciation) appreciation on securities available for sale, net of reclassification adjustment, net of tax of ($651) and $111 in 2005 and 2004, respectively	$(1,264)	$ 215
Net unrealized depreciation on interest rate swap agreements, net of tax of ($124) in 2005	(241)	---
Amortization (accretion) of net deferred loss (gain) related to interest rate swap agreements de-designated and re-designated in 2004, net of tax of $1 and ($20) in 2005 and 2004, respectively	1	(39)

Acquired in branch purchase:
Carrying value of loans	$ ---	$12,343
Carrying value of premises and equipment	---	980
Carrying value of core deposit intangible	---	391
Carrying value of deposits	---	(21,100)
Excess of fair value of assets over liabilities (goodwill)	---	2,816
	$ ---	$ (4,570)

      The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2005
(Dollars in thousands, except per share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three-months ended March 31, 2005 is not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other interim periods.

The consolidated balance sheet at December 31, 2004 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and notes thereto.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, income tax estimates, interest income recognition on loans, and the valuation of intangible assets.

The allowance for loan losses (the "allowance") at the Company’s wholly owned banking subsidiary Bar Harbor Bank & Trust (the "Bank") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is available to absorb losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past and present conditions. Arriving at an appropriate level of allowance involves a high degree of judgment. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated regularly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration. The ongoing evaluation process includes a formal analysis, which considers among other factors: the character and size of the loan portfolio, business and economic conditions, real estate market conditions, collateral values, changes in product offerings or loan terms, changes in underwriting and/or collection policies, loan growth, previous charge-off experience, delinquency trends, nonperforming loan trends, the performance of individual loans in relation to contract terms, and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses, and the amount and timing of realized losses and future allowance allocations could vary from current estimates. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance, which also may necessitate future additions or reductions to the allowance, based on information available to them at the time of their examination.

The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for income tax return and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from past taxes paid and/or future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2005 and December 31, 2004, there was no valuation allowance for deferred tax assets.  Deferred tax assets are included in other assets on the consolidated balance sheet.

Interest on loans is accrued and credited to income based on the principal amount of loans outstanding. Residential real estate loans are generally placed on non-accrual status when they reach 90 days past due, are in process of foreclosure, or sooner if judged appropriate by management. All consumer loans are generally placed on non-accrual when they reach 90 days or more past due, or sooner if judged appropriate by management. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due. Commercial real estate loans and commercial business loans that are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash, and the loan is in the process of collection. Commercial real estate and commercial business loans may be placed on non-accrual status prior to the 90 days delinquency date if considered appropriate by management. When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

In connection with acquisitions, the Company generally records as assets on its consolidated financial statements both goodwill and identifiable intangible assets, such as core deposit intangibles. The Company evaluates whether the carrying value of its goodwill has become impaired, in which case the value is reduced through a charge to its earnings. Goodwill is evaluated for impairment at least annually, or upon a triggering event as defined by Statement of Financial Accounting Standards ("SFAS") No. 142, using several fair value techniques, such as discounted future cash flows and multiples of revenues/earnings. The valuation techniques contain estimates such as discount rate, projected future cash flows and time period in their calculations, all of which are susceptible to change based upon changes in economic conditions and other factors. Identifiable intangible assets consist of core deposit intangibles amortized over their estimated useful lives on a straight-line method, which approximates the amount of economic benefits to the Company. These assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, would adversely affect the Company’s consolidated results of operations.

Note 3: Goodwill and Other Intangible Assets

A summary of goodwill, by subsidiary, capitalized on the Company’s consolidated balance sheet follows:

	January 1, 2004	Goodwill Acquired	March 31, 2004

Bar Harbor Bank & Trust	$ 300	$2,816	$3,116
Total	$ 300	$2,816	$3,116

	January 1, 2005	Goodwill Acquired	March 31, 2005

Bar Harbor Bank & Trust	$3,158	$ ---	$3,158
Total	$3,158	$ ---	$3,158

During the first quarter of 2004, the Company acquired $2,816 in goodwill in connection with the acquisition by the Bank of a branch in Rockland, Maine.

The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Bank’s acquisition of the Rockland branch. The core deposit intangible asset is being amortized over an estimated useful life of six years, and is included in other assets on the consolidated balance sheets.

A summary of the core deposit intangible asset follows as of March 31, 2005 and December 31, 2004:

(in thousands)	2005	2004

Core deposit intangibles:
Gross carrying amount	$391	$391
Less: Accumulated amortization	73	56
Net carrying amount	$318	$335

Amortization expense on the core deposit intangible asset is expected to total $50 for the remainder of 2005, and $67 for each year for years 2006 thru 2009.

Note 4: Earnings Per Share

Earnings per share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company’s dilutive stock options.

The following is a reconciliation of basic and diluted earnings per share for the three-months ended March 31, 2005 and 2004:

BAR HARBOR BANKSHARES AND SUBSIDIARIES
EARNINGS PER SHARE
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(in thousands, except number of shares and per share data)
(unaudited)

	Three Months Ended March 31
	2005	2004

Net Income	$ 1,213	$ 1,436

Computation of Earnings Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,078,933	3,104,121
Effect of dilutive stock options	108,176	119,873
Diluted	3,187,109	3,223,994

EARNINGS PER SHARE:
Basic	$ 0.39	$ 0.46
Diluted	$ 0.38	$ 0.45

Note 5: Stock Based Compensation

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and its Subsidiaries Incentive Stock Option Plan of 2000 for officers and employees, which is described more fully in Note 14 to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the underlying stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock upon exercise of the stock option.

The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted. Had the Company determined cost based on the fair value at the grant date for its stock options and expense related to the employee stock option plan under SFAS No. 123, its net income and earnings per share data would have been reduced to the pro forma amounts indicated below:

		Earnings Per Share
Three Months Ended March 31, 2005:	Net Income	Basic	Diluted

As reported	$1,213	$0.39	$0.38
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	21	0.01	0.01
Pro forma	$1,192	$0.38	$0.37

		Earnings Per Share
Three Months Ended March 31, 2004:	Net Income	Basic	Diluted

As reported	$1,436	$0.46	$0.45
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	18	0.01	0.01
Pro forma	$1,418	$0.45	$0.44

Note 6: Retirement Benefit Plans

The Company sponsors a limited post-retirement benefit program which funds medical coverage and life insurance benefits to a closed group of retired employees who meet minimum age and service requirements. It is the Company's policy to record the cost of postretirement health care and life insurance plans based on actuarial estimates, which are dependent on claims and premiums paid. The cost of providing these benefits was accrued during the active service period of the employee.

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

The following tables provide the net periodic benefit costs for the three-months ended March 31, 2005 and 2004:

	Health Care and Life Insurance		Supplemental Executive Retirement Plans

	2005	2004	2005	2004

Service cost	$---	$---	$43	$ 70
Interest cost	18	21	50	38
Amortization of actuarial gain	(4)	(6)	---	---
Net periodic benefit cost	$14	$15	$93	$108

The Company is expected to contribute $371 to the foregoing plans in 2005. As of March 31, 2005, the Company had contributed $114 to the plans.

Note 7: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

Commitments to originate loans	$19,781	$14,435
Unused lines of credit	$77,467	$75,732
Un-advanced portions of construction loans	$ 6,558	$ 7,336
Standby letters of credit	$ 1,284	$ 1,155

As of March 31, 2005, and December 31, 2004, the fair value of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Note 8: Financial Derivative Instruments

As part of its overall asset liability/management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant effect on net income.

At March 31, 2005 the Bank had two outstanding derivative instruments with notional principal amounts totaling $20 million, both of which were interest rate swap agreements. The details are summarized as follows:
Description	Maturity	Notional Amount	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime (5.75%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (5.75%)

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

During the first quarter of 2004, these interest rate swap agreements were de-designated as cash flow hedges and, from the time of de-designation, changes in their fair value and current period net cash flows representing net amounts received from or paid to counterparties agreements were recorded in the consolidated statement of income and included as part of non-interest income. The unrealized gain on these interest rate swap agreements at December 31, 2003 of $86 remained in accumulated other comprehensive income, net of tax, and is being accreted into interest income over the remaining terms of the respective swap agreements.

In July 2004, the Financial Accounting Standards Board ("FASB") issued guidance regarding SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:  Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans", in which the FASB indicated the first-payments-received technique for identifying the hedged forecasted transactions (that is, the hedged interest payments) can be used in a cash flow hedge of the variable prime-rate-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of pre-payable interest-bearing loans, provided all other conditions for a cash flow hedge have been met. During the third quarter of 2004, the Bank designated its interest rate swap agreements as cash flow hedges and, prospectively from the time of this designation, changes in their fair value are recorded in accumulated other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties are recorded as interest income.

At March 31, 2005 the unrealized gain (loss) on the interest rate swap agreements was ($590), compared with ($225) and $328 at December 31 and March 31, 2004, respectively. Unrealized gains and losses are included in other assets on the consolidated balance sheets.

At March 31, 2005 the net unrealized loss on interest rate swap agreements included in accumulated other comprehensive loss, net of tax, amounted to $389, compared with none at March 31, 2004 when hedge accounting was not applied. Also included in accumulated other comprehensive loss at March 31, 2005, was a net deferred loss, net of tax, of $14 related to the de-designation and re-designation of these swaps as cash flow hedges in 2004.

The change in the net loss on interest rate swap agreements included in accumulated other comprehensive income, net of taxes, for the quarter ended March 31, 2005 is summarized below:

Balance December 31, 2004	$(163)
Net change in fair value	(241)
Accretion and (amortization), net	1
Balance March 31, 2005	$(403)

For the three-months ended March 31, 2004, a period during which hedge accounting was not applied, the net unrealized gain on interest rate swap agreements recorded in non-interest income amounted to $328. During the year ended December 31, 2004 the total net unrealized gains on interest rate swap agreements recorded in non-interest income amounted to $29, during the periods in which hedge accounting was not applied. A summary of the total unrealized gains (losses) that were recorded in non-interest income during periods in which hedge accounting was not applied follows:
March 31, 2004	June 30, 2004	September 30, 2004	Total

$328	$(727)	$428	$29

For the three-months ended March 31, 2005, the total net cash flows received from counterparties amounted to $22, compared with $167 during the same period in 2004. The net cash flows received from counterparties during the first quarter of 2005 were recorded in interest income (hedge accounting), whereas during the first quarter of 2004 the net cash flows were recorded in non-interest income (non-hedge accounting).

The Bank performs quarterly assessments of hedge effectiveness and measures any ineffective portion of its hedges as required by SFAS No. 133. The Bank did not recognize any amounts in earnings related to ineffectiveness of cash flow hedges during the three-months ended March 31, 2005.

Note 9: Business Segments

An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company has determined that its operations are solely in the community banking industry and include traditional community banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management, trust and third party brokerage services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

Note 10: Recently Issued Accounting Pronouncements

The following information addresses new or proposed accounting pronouncements that could have an impact on the Company’s financial condition, results of operations, earnings per share, or cash flows.

Accounting For Share-Based Payments: In December 2004, FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, including employee stock purchase plans. Current disclosure provisions under SFAS No. 123 continue to apply prior to adoption of SFAS 123R. In addition to stock option awards granted after the effective date, compensation expense on unvested equity-based awards that were granted prior to the effective date must be recognized in the consolidated income statement after the effective date.

SFAS No. 123R is effective in the first fiscal year beginning after June 15, 2005 (January 1, 2006 for the Company). The adoption of SFAS No. 123R is expected to decrease earnings per share by approximately $0.04 in 2006, based upon the current level of unvested options. SFAS No. 123R is not expected to have a material effect on the Company's consolidated financial condition or cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q. The purpose of this discussion is to highlight significant changes in the financial condition and results of operations of the Company and its subsidiaries.

Certain amounts in the 2004 interim consolidated financial statements have been reclassified to conform to the presentation used in 2005.

Unless otherwise noted, all dollars are expressed in thousands, except per share data.

Use of Non-GAAP Financial Measures: Certain information is discussed on a fully taxable equivalent basis. Specifically, included in first quarter 2005 and 2004 net interest income was $435 and $363, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax-exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax-equivalent adjustments of $202 and $154 in the first quarter of 2005 and 2004, respectively. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

FORWARD LOOKING STATEMENTS DISCLAIMER

Certain statements, as well as certain other discussions contained in this report on Form 10-Q, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by the use of words like "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

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

The forward-looking statements contained herein represent the Company's judgment as of the date of this report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the succeeding discussion, or elsewhere in this report on Form 10-Q, except to the extent required by federal securities laws.

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

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2004 report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported. Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements:

Allowance for Loan Losses - Management believes the allowance for loan losses ("allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of loss in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income and when a greater amount of provision for loan losses is necessary the result is lower net income. Refer to Part I, Item 2, Allowance for Loan Losses and Provision in this report on Form 10-Q, for further discussion and analysis concerning the allowance.

Income Taxes – The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2005 and December 31, 2004, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

Goodwill and Other Intangible Assets - The valuation technique used by the Company to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors.  Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, would adversely affect the Company's results of operations. Refer to Note 2 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q for further details of the Company’s accounting policies and estimates covering goodwill and other intangible assets.

SUMMARY OVERVIEW

The Company reported consolidated net income of $1,213 or fully diluted earnings per share of $0.38 for the three-months ended March 31, 2005 compared with $1,436 or fully diluted earnings per share of $0.45 for the same quarter in 2004, representing decreases of $223 and $0.07, or 15.5% and 14.6%, respectively. The annualized return on average assets ("ROA") and average shareholders’ equity ("ROE") amounted to 0.74% and 8.77%, respectively, compared with 0.97% and 10.88% for the same quarter in 2004.

As more fully enumerated below, the decline in first quarter 2005 earnings compared with the first quarter of 2004 was principally attributed to a decline in income on interest rate swap agreements related to a mark-to-market adjustment of $328 recorded in the first quarter of 2004, and a $172 decline in net gains on the sale of investment securities. In addition, during the first quarter of 2005 the Company recorded an employee severance payment of $238, made in connection with the Company’s previously announced resignation of Dean S. Read as President of the Bank. The foregoing items were offset in part by a $496 increase in net interest income and a $90 decline in the provision for loan losses compared with the first quarter of 2004.

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

For the quarter ended March 31, 2005, net interest income on a fully tax equivalent basis amounted to $5,513, compared with $4,969 during the first quarter of 2004, representing an increase of $544, or 10.9%. The increase in net interest income was principally attributed to an increase in average earning assets of $62,466 or 11.0% and, to a lesser extent, a three basis point improvement in the net interest margin, when comparing the three-months ended March 31, 2005 with the same period in 2004.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following table summarizes the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three-months ended March 31, 2005 and 2004, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
MARCH 31, 2005 AND 2004
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$450,943	$6,642	5.97%	$392,883	$ 5,696	5.83%
Taxable investment securities	134,555	1,381	4.16%	130,648	1,429	4.40%
Non-taxable investment securities (3)	34,352	609	7.19%	33,222	486	5.88%
Total Investments	168,907	1,990	4.78%	163,870	1,915	4.70%
Investment in Federal Home Loan Bank stock	10,500	104	4.02%	9,450	51	2.17%
Fed funds sold, money market funds, and time
deposits with other banks	1,243	7	2.28%	2,924	15	2.06%

Total Earning Assets	631,593	8,743	5.61%	569,127	7,677	5.43%

Non Interest Earning Assets:
Cash and due from banks	7,347			8,787
Allowance for loan losses	(4,830)			(5,265)
Other Assets (2)	29,922			25,154
Total Assets	$664,032			$597,803

Interest Bearing Liabilities:
Deposits	$343,814	$1,291	1.52%	$290,507	$ 998	1.38%
Securities sold under repurchase agreements and fed funds purchased	13,662	49	1.45%	15,816	44	1.12%
Borrowings from Federal Home Loan Bank	195,954	1,890	3.91%	178,417	1,666	3.76%
Total Borrowings	209,616	1,939	3.75%	194,233	1,710	3.54%
Total Interest Bearing Liabilities	553,430	3,230	2.37%	484,740	2,708	2.25%
Rate Spread			3.24%			3.18%

Non Interest Bearing Liabilities:
Demand Deposits	48,773			44,907
Other Liabilities	5,728			15,061
Total Liabilities	607,931			544,708
Shareholders' Equity	56,101			53,095
Total Liabilities and Shareholders' Equity	$664,032			$597,803
Net Interest Income and Net Interest Margin (3)		5,513	3.54%		4,969	3.51%
Less: Tax Equivalent Adjustment		(202)			(154)
Net Interest Income		$5,311	3.41%		$4,815	3.40%

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

During the first quarter of 2005 the net interest margin amounted to 3.54% compared with 3.51% in the first quarter of 2004. Comparing the first quarter of 2005 with 2004, average earning asset yields increased 18 basis points while the average cost of funds increased 12 basis points.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2005	2004				2003
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr

	Average Rate	Average Rate	Average Rate	Average Rate	Average Rate	Average Rate	Average Rate	Average Rate
Interest Earning Assets:
Loans (1,3)	5.97%	5.91%	5.75%	5.63%	5.83%	6.14%	6.18%	6.55%
Taxable investment securities	4.16%	4.01%	4.00%	3.71%	4.40%	4.22%	4.02%	4.58%
Non-taxable investment securities (2)	7.19%	6.95%	6.86%	6.91%	5.88%	6.03%	7.06%	7.09%
Total Investments	4.78%	4.57%	4.51%	4.28%	4.70%	4.61%	4.66%	5.10%
Investment in Federal Home Loan Bank stock	4.02%	3.49%	3.02%	2.47%	2.17%	2.79%	3.01%	3.16%
Fed funds sold, money market funds, and time
deposits with other banks	2.28%	2.33%	1.84%	1.28%	2.06%	1.75%	2.27%	1.99%
Total Earning Assets	5.61%	5.48%	5.30%	5.14%	5.43%	5.63%	5.68%	6.06%

Interest Bearing Liabilities:
Deposits	1.52%	1.41%	1.34%	1.32%	1.38%	1.37%	1.49%	1.67%
Securities sold under repurchase agreements and federal funds purchased	1.45%	1.11%	1.13%	1.15%	1.12%	1.10%	1.21%	1.45%
Other borrowings	3.91%	3.86%	3.43%	3.41%	3.76%	3.95%	3.93%	3.99%
Total Borrowings	3.75%	3.65%	3.33%	3.28%	3.54%	3.70%	3.74%	3.83%
Total Interest Bearing Liabilities	2.37%	2.23%	2.12%	2.10%	2.25%	2.27%	2.37%	2.53%

Rate Spread	3.24%	3.25%	3.18%	3.04%	3.18%	3.36%	3.31%	3.53%

Net Interest Margin (2)	3.54%	3.55%	3.45%	3.28%	3.51%	3.70%	3.66%	3.88%

Net Interest Margin without Tax Equivalent Adjustments	3.41%	3.43%	3.33%	3.16%	3.40%	3.58%	3.53%	3.74%

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

The Bank has been deliberate in its efforts to mitigate the interest rate risk associated with the addition of long term, fixed rate earning assets to the balance sheet during a period of historically low interest rates. Management believes its strategy of maintaining an asset sensitive balance sheet contributed to the net interest margin declines experienced over the past two years. While an asset sensitive balance sheet pressures the net interest margin and net interest income in an extended flat or declining interest rate environment, it typically strengthens it in a rising rate environment, a scenario management anticipated was more likely to occur. Management believes that its strategy of maintaining an asset sensitive balance sheet is important to the Company’s long-term success and such posture better positions it for rising interest rates and an improving economy.

In June of 2004, the Board of Governors of the Federal Reserve System (the "Federal Reserve") began increasing short-term interest rates. Over the past nine-months, the Fed funds targeted rate was increased seven times, ending the first quarter of 2005 at 2.75%. These rate increases favorably impacted the Bank’s net interest margin during this period of time, with the yield on average earning assets increasing 47 basis points to 5.61%, and the cost of interest bearing funds increasing only 27 basis points to 2.37%. Consequently, the net interest margin increased to 3.54% in first quarter of 2005, compared with the two-year low of 3.28% experienced during the quarter ended June 30, 2004, representing an improvement of 26 basis points.

The Bank’s interest rate sensitivity position is more fully described in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the quarter ended March 31, 2005, total interest income, on a fully tax equivalent basis, amounted to $8,743 compared with $7,677 for the same quarter in 2004, representing an increase of $1,066, or 13.9%.

The increase in interest income was attributed to earning asset growth of $62,466 combined with an 18 basis point increase in average earning asset yields, when comparing the three-month period ended March 31, 2005 with the same period in 2004. Principally reflecting the Federal Reserve’s increases in short-term interest rates, the yield on average earning assets amounted to 5.61% during the current quarter ended March 31, 2005, compared with 5.43% during the same quarter in 2004.

Interest Expense: Total interest expense for the quarter ended March 31, 2005 amounted to $3,230 compared with $2,708 during the same quarter in 2004, representing an increase of $522, or 19.3%.

The increase in interest expense was attributed to the $68,690 increase in average interest bearing liabilities combined with a 12 basis point increase in the average cost of funds, when comparing the three-month period ended March 31, 2005 with the same period in 2004. The increase in the average cost of interest bearing funds was principally attributed to the increases in short-term interest rates between periods.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED MARCH 31, 2005 VERSUS MARCH 31, 2004
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$ 812	$ 134	$ 946
Taxable investment securities	204	(252)	(48)
Non-taxable investment securities (2)	(2)	125	123
Investment in Federal Home Loan Bank stock	1	52	53
Fed funds sold, money market funds, and time deposits with other banks	(18)	10	(8)

Total Earning Assets	$ 997	$ 69	$1,066

Interest bearing deposits	(1,189)	1,482	293
Securities sold under repurchase agreements and fed funds purchased	(32)	37	5
Borrowings from the Federal Home Loan Bank	1,894	(1,670)	224
Total Interest Bearing Liabilities	$ 673	$ (151)	$ 522

Net Change In Net Interest Income	$ 324	$ 220	$ 544

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For the purposes of these computations, interest income is reported on a tax-equivalent basis.

Provision for Loan Losses

For the three-months ended March 31, 2005, the Bank did not record a provision for loan losses, compared with $90 during the first quarter of 2004.

The provision for loan losses reflects the amount necessary to maintain the Allowance for Loan Losses ("allowance") at a level that, in management’s judgment, is appropriate for the amount of inherent risk of loss in the current loan portfolio. In prior reporting periods the allowance for loan losses incorporated loss estimates relating to borrowers in the Maine wild blueberry industry that were involved in extensive legal matters, which warranted recognition of increased credit risk. During the first quarter of 2005, these matters were, in the opinion of management, satisfactorily resolved, thus improving the overall credit risk profile of the Bank’s loan portfolio.

The Bank’s non-performing loans remained at low levels during the current quarter. Non-performing loans at March 31, 2005 amounted to $527, representing a decline of $196 or 27.1% compared with December 31, 2004, and a decline of $1,185 or 69.2% compared with the same date in 2004. The allowance for loan losses expressed as a percentage of non-performing loans strengthened to 911% at March 31, 2005, compared with 668% and 301% at December 31 and March 31, 2004, respectively.

The Bank's loan loss experience showed an improvement during the first three-months of 2005 compared with the same period in 2004. Net charge-offs amounted to $30, or annualized net charge offs to average loans outstanding of 0.03%, compared with net charge-offs of $209, or annualized net charge offs to average loans outstanding of 0.21% during the three-months ended March 31, 2004.

Although somewhat offset by the continued increases in the loan portfolio, as well as a variety of other risk related attributes, the improved credit risk related to borrowers in the Maine wild blueberry industry was the principal reason underlying the zero provision for the quarter ended March 31, 2005.

Refer to Part I, Item 2, Allowance for Loan Losses, in this report on form 10-Q for further discussion and analysis regarding the provision and allowance for loan losses.

Based upon the continued performance of the loan portfolio, combined with certain improvements with respect to specific credit relationships, the Bank did not record a provision for loan losses during the first quarter of 2005. Refer to Part I, Item 2, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the provision and allowance for loan losses.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. For the quarter ended March 31, 2005, total non-interest income amounted to $1,103 compared with $1,841 for the same quarter in 2004, representing a decrease of $738, or 40.1%.

Trust and Other Financial Services: For the three months ended March 31, 2005 income from trust and other financial services amounted to $475 compared with $483 during the same period in 2004, representing a decline of $8, or 1.7%.

Income from trust and financial services is principally derived from fee income based on a percentage of the market value of client assets under management and held in custody and, to a lesser extent, revenue from third-party brokerage services.

The decline in fee income was in part attributed to third-party brokerage activities, which generated lower trading volumes during the first quarter of 2005 compared with the same quarter in 2004.

At March 31, 2005, total managed assets at Bar Harbor Trust Services, a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $198,362, compared with $196,079 and $177,179 at December 31 and March 31, 2004, respectively. While managed assets have increased on an overall basis, the revenue derived from trust and investment management services was essentially unchanged when comparing the first quarter of 2005 with the same quarter in 2004, reflecting pricing strategies designed to remain competitive while attracting new business.

Service Charges on Deposits: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees.

Income generated from service charges on deposit accounts totaled $289 during the three-months ended March 31, 2005 compared with $364 during the same period in 2004, representing a decline of $75 or 20.6%.

As was the case during 2004, income generated from service charges on deposit accounts continued under pressure into the first quarter of 2005. Given aggressive competitive pricing in the markets served by the Bank, it has not increased its service charge fees on deposit accounts over the past few years, while customers have been closing or consolidating small balance accounts, migrating to relationship products that have lower fees, and reducing their volume of account overdraft activity.

The Bank expects aggressive competitive pricing of deposit products will continue in the future, as financial institutions compete for deposit balances and market share, and continue to offer a variety of "no fee" products. In the second quarter of 2005, the Bank increased selected fees on deposit accounts and anticipates this will help stem further declines in this particular source of non-interest income.

Credit Card Service Charges and Fees: This income is principally derived from the Bank’s merchant credit card processing services and, to a lesser extent, fees associated with its Visa credit card product.

During the three-months ended March 31, 2005 credit card service charges and fees amounted to $201, representing an increase of $23, or 12.9%, compared with the same period in 2004.

While merchant credit card processing profit margins have tightened and competition from large regional processors has intensified, the Bank has been able to generate higher levels of revenue through increased volumes of transactions, competitive pricing strategies, and the local customer-centric support offered by a community bank.

Net Gains on the Sale of Securities: During the three-months ended March 31, 2005, net gains on the sale of securities amounted to $21 compared with $193 during the same period in 2004, representing a decline of $172. The interest rate environment during the first three-months of 2005 and characteristics of the Bank’s securities portfolio did not present as much opportunity or need for securities repositioning transactions, as was the case during the same period in 2004.

There is no assurance that the recording of securities gains will continue in future reporting periods at 2004 levels. It is important to note, however, that the available for sale investment securities portfolio is managed on a total return basis, in concert with well-structured asset/liability management policies. Bank management will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and the Bank’s needs for adequate liquidity.

Income on Interest Rate Swap Agreements: As part of its overall asset liability/management strategy, the Bank periodically uses interest rate swap agreements to minimize significant unanticipated fluctuations in earnings and cash flows caused by interest rate volatility. At March 31, 2005 the Bank had two outstanding interest rate swap agreements with notional principal amounts totaling $20,000.

As more fully enumerated in Part I, Note 8 of the consolidated interim financial statements of this report on Form 10-Q, during the first quarter of 2004, the Bank de-designated its interest rate swap agreements as cash flow hedges and, from the time of de-designation, changes in their fair value and current period net cash flows representing net amounts received from or paid to counterparties agreements were recorded in the consolidated statement of income and included as part of non-interest income.

In July 2004, the Financial Accounting Standards Board ("FASB") issued guidance regarding SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:  Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans", in which the FASB indicated the first-payments-received technique for identifying the hedged forecasted transactions (that is, the hedged interest payments) can be used in a cash flow hedge of the variable prime-rate-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of pre-payable interest-bearing loans, provided all other conditions for a cash flow hedge have been met. During the third quarter of 2004 the Bank designated its interest rate swap agreements as cash flow hedges and, prospectively from the time of this designation, changes in their fair value are recorded in accumulated other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties are recorded as interest income.

As more fully discussed below, for the three-months ended March 31, 2005, there were no income or losses recorded in non-interest income, compared with $495 during the same period in 2004.

For the three-months ended March 31, 2005, the net unrealized (loss) gain on interest rate swap agreements totaled ($590), compared with $328 during the same period in 2004, reflecting the upward movement in the U.S. Treasury yield curve between these reporting periods. During the three months ended March 31, 2005 the net unrealized loss, net of tax, was recorded in accumulated other comprehensive income (hedge accounting), whereas during the same period in 2004 the net unrealized gain was recorded in non-interest income (non-hedge accounting).

For the three-months ended March 31, 2005, the total net cash flows received from counterparties amounted to $22, compared with $167 during the same period in 2004, reflecting a 1.75% increase in the Prime interest rate between reporting periods. The net cash flows received from counterparties during the first quarter of 2005 were recorded in interest income (hedge accounting), whereas during the first quarter of 2004 the net cash flows were recorded in non-interest income (non-hedge accounting).

Other Operating Income: For the three-months ended March 31, 2005 total other operating income amounted to $67, compared with $72 during the same period in 2004, representing a decrease of $5 or 6.9%.

Other operating income is principally derived from bank-owned life insurance ("BOLI"), representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Income from BOLI amounted to $55 in the first quarter of 2005 compared with $50 in the first quarter of 2004.

Non-interest Expense

For the three-months ended March 31, 2005, total non-interest expenses amounted to $4,783 compared with $4,597 during the same period in 2004, representing an increase of $186, or 4.1%.

Salaries and Employee Benefit Expenses: For the three-months ended March 31, 2005, salaries and employee benefit expenses amounted to $2,614, compared with $2,434 during the same period in 2004, representing an increase of $180, or 7.4%. The increase in salaries and employee benefit expenses was principally attributed to the recording of an employee severance payment of $238 made in connection with the Company’s previously announced resignation of Dean S. Read as President of the Bank, offset in part by lower compensation and staffing levels compared with the same period in 2004.

Occupancy, Furniture and Equipment Expenses: For the three-months ended March 31, 2005, occupancy, furniture and equipment expenses amounted to $738 compared with $709 during the same period in 2004, representing an increase of $29, or 4.1%. The increase was attributed in part to ongoing operating expenses associated with the Bank’s acquisition of the Rockland branch office in the first quarter of 2004, combined with normal increases in a variety of occupancy related costs.

Other Operating Expenses: For the three-months ended March 31, 2005, other operating expenses amounted to $1,296, compared with $1,329 during the same period in 2004, representing a decrease of $33, or 2.5%. The decline in other operating expenses was attributed in part to certain costs incurred during the first quarter of 2004, related to integration activities associated with the Rockland branch acquisition.

Income Taxes

Income taxes amounted to $418 for the three-months ended March 31, 2005, compared with $533 during the same period in 2004, representing a decrease of $115, or 21.6%. For the three-months ended March 31, 2005 the percentage decline in income taxes outpaced the decline in pre-tax earnings principally due to non-taxable income generated from the Bank’s securities and loan portfolios bearing a larger percentage of income before income taxes than the comparable period in 2004.

The Company's effective tax rate for the three-month period ended March 31, 2005 amounted to 25.6%, compared with 27.1% for the same period in 2004. The income tax provisions for these periods are less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance. For the three-months ended March 31, 2005, the effective tax rate posted a decline compared with the same quarter in 2004, principally due to non-taxable income bearing a larger percentage of income before income taxes than the comparable period in 2004.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and investment securities, which at March 31, 2005 represented 68.9% and 24.6% of total assets, respectively. At March 31, 2005 total assets amounted to $663,937 compared with $666,811 at December 31, 2004 and $616,238 at March 31, 2004, representing a decline of $2,874 or 0.4%, and an increase of $47,699 or 7.7%, respectively.

The decrease in total assets from December 31, 2004 was attributed to a $12,908 decline in investment securities, as cash flows from the securities portfolio were redeployed to absorb the seasonal deposit outflows historically associated with the Bank’s market area, as well as funding first quarter 2005 loan growth of $9,288.

The increase in total assets from March 31, 2004 was principally driven by a $52,207 or 12.9% increase in total loans, which were funded with a $20,223 or 5.6% increase in deposits, and a $28,847 or 15.2% increase in borrowed funds.

Investment Securities

The investment securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other corporate issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government sponsored enterprises. The overall objective of the Bank’s strategy for the investment securities portfolio is to maintain an appropriate level of liquidity, diversify earning assets, manage interest rate risk, leverage the Bank’s strong capital position, and generate acceptable levels of net interest income.

At March 31, 2005, total investment securities amounted to $163,429, compared with $176,337 and $164,494 at December 31, 2004 and March 31, 2004, representing declines of $12,908 and $1,065, or 7.3% and 0.7%, respectively.

During the first quarter of 2005, cash flows from the securities portfolio, principally representing pay downs on mortgage-backed securities, were not re-invested. Cash flows from the portfolio were principally utilized to offset the seasonal deposit outflows associated with the Bank’s market area and, to a lesser extent, fund loan growth.

While the steady stream of cash flows from the securities portfolio have been reinvested over the past twelve-months, comparing March 31, 2005 with the same date in 2004 total investment securities remained essentially unchanged. These actions were taken in light of exceptionally strong loan growth, a flattening U.S. Treasury yield curve, still historically low market yields, and management’s expectation of higher yields in the not too distant future.

In light of the historically low interest rate environment over the past few years and the high degree of interest rate volatility, the Bank’s investment strategy has been principally focused on maintaining a securities portfolio with a relatively short average duration, thereby reducing the exposures associated with sustained increases in interest rates. This was accomplished through investments in securities with predictable cash flows and relatively short average lives, such as 10-year fully amortizing mortgage-backed securities and other high coupon mortgage-backed securities. The Bank’s strategy has been to position the securities portfolio defensively with a steady stream of future cash flows. While sacrificing some yield in the near-term, the  Bank’s objectives were to maintain a reasonable level of net interest income, manage longer-term interest rate and market risk, and position the portfolio for a rising interest rate environment and an improving economy.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank's loan portfolio, net of deferred loan origination fees and costs, as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	March 31, 2005	December 31, 2004	March 31, 2004

Real estate loans:
Construction and development	$ 19,390	$ 21,339	$ 13,549
Mortgage	372,284	362,702	332,827
Loans to finance agricultural production and other loans to farmers	14,485	15,077	14,661
Commercial and industrial loans	37,417	35,574	28,490
Loans to individuals for household, family and other personal expenditures	10,862	11,156	11,454
All other loans	2,943	2,153	3,770
Real estate loans under foreclosure	385	477	808

TOTAL LOANS	$457,766	$448,478	$405,559

Less: Allowance for loan losses	4,799	4,829	5,159

NET LOANS	$452,967	$443,649	$400,400

Total Loans: Total loans at March 31, 2005 amounted to $457,766, compared with $448,478 and $405,559 at December 31, 2004 and March 31, 2004, representing increases of $9,288 and $52,207, or 2.1% and 12.9%, respectively.

Commercial loans represented 75.0% and 59.0% of total loan growth during the three and twelve-months ended March 31, 2005, respectively. Commercial loan originations have been particularly strong in Knox County, a new market area forged in 2004 by way of the Bank’s acquisition of a branch office in the community of Rockland, Maine. Additionally, in April of 2004, the Bank opened a loan production office in Bangor, Maine, augmenting the Company’s long-standing trust and financial services presence in this major market area. The Bangor loan production office has generated significant new commercial relationships, which benefited from a strong, locally based commercial lender. Bank management anticipates continued loan growth in these market areas.

At March 31, 2005 total consumer loans amounted to $283,863, representing increases of $1,511 and $21,796 compared with December 31, 2004 and March 31, 2004, respectively. Following record refinancing activity and a rise in interest rates, consumer real estate loan originations slowed during 2004 and this trend continued into the first quarter of 2005. However, consumer loan real estate loan growth continued as new purchase transactions accounted for an increasing proportion of loan originations. Additionally, home equity loan activity has been strong, accounting for 47.1% and 45.7% of the total increase in consumer loans during the three and twelve-months ended March 31, 2005, respectively.

In general, loan origination activity has benefited from a still-favorable market interest rate environment, a stable local economy, and initiatives designed to expand the Bank's product offerings and attract new customers while continuing to leverage its existing customer base.

At March 31, 2005, consumer and commercial real estate loans comprised 85.6% of the loan portfolio, essentially unchanged compared with December 31 and March 31, 2004. The continued strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank’s market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no significant deterioration in the performance or risk characteristics of the real estate loan portfolio.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2004 and this continued to be the case in the first quarter of 2005. The following table sets forth the details of non-performing loans at the dates indicated:

TOTAL NON-PERFORMING LOANS
	MARCH 31, 2005	DECEMBER 31, 2004	MARCH 31, 2004
Loans accounted for on a non-accrual basis:
Real estate loans:
Construction and development	$ ---	$ ---	$ 114
Mortgage	385	453	1,039
Loans to finance agricultural production and other loans to farmers	---	13	15
Commercial and industrial loans	80	80	327
Loans to individuals for household, family and other personal expenditures	22	26	27
Total non-accrual loans	487	572	1,522
Accruing loans contractually past due 90 days or more	40	151	190
Total nonperforming loans	$527	$723	$1,712

Allowance for loan losses to nonperforming loans	911%	668%	301%
Non-performing loans to total loans	0.12%	0.16%	0.42%

During the quarter ended March 31, 2005, non-performing loans remained at relatively low levels. The Bank attributes this success to a continued strengthening of its credit administration processes and underwriting standards, aided by a stable local economy and a still favorable interest rate environment. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At March 31, 2005, total non-performing loans amounted to $527, or 0.12% of total loans, compared with $723 or 0.16% at December 31, 2004, and $1,712 or 0.42% at March 31, 2004.

While the non-performing loan ratios continued to reflect the favorable quality of the loan portfolio during the three-month period ended March 31, 2005, Bank management is cognizant of soft economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, interest rates, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. OREO is classified on the consolidated balance sheet with Other Assets. At March 31, 2005, there was no OREO, unchanged from December 31, 2004, and compared with $34 at March 31, 2004.

Allowance for Loan Losses: The allowance for loan losses ("allowance") is available to absorb losses on loans. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated quarterly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration. The Bank’s Board of Directors reviews the evaluation of the allowance to ensure its adequacy.

The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the current loan portfolio, and adequate to provide for estimated losses.

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $138 as of March 31, 2005, compared with $93 as of December 31, 2004. The related allowances for loan losses on these impaired loans amounted to $21 and $14, as of March 31, 2005 and December 31, 2004, respectively.

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

The Bank's loan loss experience showed an improvement during the first three-months of 2005 compared with the same period in 2004. Net charge-offs amounted to $30, or annualized net charge offs to average loans outstanding of 0.03%, compared with net charge-offs of $209, or annualized net charge offs to average loans outstanding of 0.21% during the three-months ended March 31, 2004.

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type for the three-month periods ended March 31, 2005 and 2004.

ALLOWANCE FOR LOAN LOSSES
THREE MONTHS ENDED
MARCH 31, 2005 AND 2004

	2005	2004

Balance at beginning of period	$ 4,829	$ 5,278
Charge offs:
Commercial, financial, agricultural, other loans to farmers	2	133
Real estate:
Construction and development	---	---
Mortgage	---	63
Installments and other loans to individuals	51	50
Total charge offs	53	246

Recoveries:
Commercial, finance agricultural, other loans to farmers	9	3
Real estate:
Construction and development	5	---
Mortgage	---	27
Installments and other loans to individuals	9	7
Total recoveries	23	37

Net charge offs	30	209
Provision charged to operations	---	90

Balance at end of period	$ 4,799	$ 5,159

Average loans outstanding during Period	$450,943	$392,883

Annualized net charge offs to average loans outstanding	0.03%	0.21%

In prior reporting periods the allowance incorporated loss estimates relating to borrowers in the Maine wild blueberry industry, principally centered in Washington County, Maine. During the fourth quarter of 2003 certain legal matters developed regarding the blueberry industry, the uncertainties of which Bank management believed warranted recognition of certain increases in credit risk. During the first quarter of 2005, these matters were, in the opinion of management, satisfactorily resolved. At March 31, 2005 the adequacy analysis of the allowance incorporates a revised estimate of inherent risk of loss with respect to this industry segment.

There were no material changes in loan concentrations during the three-month period ended March 31, 2005.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses at March 31, 2005, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

Deposits

The most significant funding source for earning assets continues to be core customer deposits that are gathered through the Bank's retail network of eleven banking offices throughout Down East and Mid Coast Maine.

At March 31, 2005 total deposits amounted to $384,204 compared with $398,272 at December 31, 2004, representing a decrease of $14,068, or 3.5%.

A portion of the Bank’s deposit base has historically been seasonal in nature, with balances declining during winter and early spring while peaking in the fall. As was the case during the first quarter of 2005, the seasonal outflow of deposits has typically been replaced with cash flows from the securities portfolio and short-term borrowings.

Comparing March 31, 2005 with the same date in 2004, total deposits increased $20,223, or 5.6%. While all categories of deposits showed increases, the overall growth in total deposits was principally attributed to certificates of deposit obtained from the national market, representing $16,904 of the total deposit growth during this period.

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

At March 31, 2005 total borrowings amounted to $219,063 compared with $206,923 at December 31, 2004, representing an increase of $12,140, or 5.9%. The increase in borrowed funds was utilized to replace the seasonal deposit outflows associated with the Bank’s market area, as well as funding first quarter 2005 loan growth.

Comparing March 31, 2005 with the same date in 2004, total borrowings increased $28,847, or 15.2%. The increase in borrowings was utilized to fund loan growth, which outpaced deposit growth by $31,984 during this period.

At March 31, 2005, total borrowings expressed as a percent of total assets amounted to 33.0%, compared with 31.0% and 30.9% at December 31 and March 31, 2004, respectively.

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

As more fully described in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk, as of March 31, 2005, the Bank maintained its asset sensitive balance sheet.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the first quarter of 2005 the Company maintained its strong capital position and continued to be a "well capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of March 31, 2005, the Company and the Bank are considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at March 31, 2005 and December 31, 2004, under the rules applicable at that date.

	March 31, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$56,299	12.8%	$56,260	13.0%
Regulatory Requirement	35,125	8.0%	34,588	8.0%
Excess	$21,174	4.8%	$21,672	5.0%

Tier 1 Capital to Risk Weighted Assets	$51,500	11.7%	$51,431	11.9%
Regulatory Requirement	17,562	4.0%	17,294	4.0%
Excess	$33,938	7.7%	$34,137	7.9%

Tier 1 Capital to Average Assets	$51,500	7.8%	$51,431	7.7%
Regulatory Requirement	26,422	4.0%	26,547	4.0%
Excess	$25,078	3.8%	$24,884	3.75%

The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $646 and $621 during the three-months ended March 31, 2005 and 2004, at a rate of $0.21 per share and $0.20 per share, respectively.

In March 2004, the Company announced its second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and will continue through December 31, 2005. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of March 31, 2005, the Company had repurchased 59,276 shares of stock under the plan, or 19.1% of the total authorized, at a total cost of $1,612 and an average price of $27.19. The Company records the repurchased shares as treasury stock.

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

The following table summarizes the Company’s contractual obligations at March 31, 2005. Borrowings are stated at their contractual maturity due dates and do not reflect call features on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Operating Leases	$ 12	$ 12	$ ---	$ ---	$ ---
Borrowings from Federal Home Loan Bank	204,636	88,135	42,086	35,836	38,579
Securities sold under agreements to repurchase & fed funds purchased	14,427	14,427	---	---	---
Total	$219,075	$102,574	$42,086	$35,836	$38,579

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

Off-Balance Sheet Arrangements

The Company is, from time to time, a party to certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

At March 31, 2005 the Company’s off-balance sheet arrangements were limited to standby letters of credit. The Bank guarantees the obligations or performance of certain customers by issuing standby letters of credit to third parties. These letters of credit are sometimes issued in support of third party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon management's credit evaluation of the customer.

At March 31, 2005, commitments under existing standby letters of credit totaled $1,284, compared with $1,155 and $2,205 at December 31 and March 31, 2004, respectively. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit:

	March 31, 2005	December 31, 2004	March 31, 2004

Commitments to originate loans	$ 19,781	$14,435	$ 32,847
Unused lines of credit	77,467	75,732	64,337
Un-advanced portions of construction loans	6,558	7,336	3,190
Total	$103,806	$97,503	$100,374

Derivative Instruments / Counter-party Risk: As part of its overall asset liability/management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net income. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements. A policy statement, approved by the Board of Directors of the Bank, governs use of derivative instruments.

At March 31, 2005 the Bank had two outstanding derivative instruments, both interest rate swap agreements. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.040%	Prime (5.75%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.250%	Prime (5.75%)

The Bank is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at March 31, 2005, based upon the then current Prime interest rate of 5.75%:

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years

Fixed payments due from counter-party	$3,807	$1,229	$2,064	$514
Variable payments due to counter-party based on Prime rate	3,548	1,150	1,925	473
Net cash flow	$ 259	$ 79	$ 139	$ 41

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

The Bank uses a basic surplus/deficit model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At March 31, 2005, liquidity, as measured by the basic surplus/deficit model, was 3.9% over the 30-day horizon.

A portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens. During the first quarter of 2005 the Bank’s seasonal deposit outflows exceeded historical levels. These seasonal deposit outflows, combined with relatively strong first quarter loan growth, tightened the Bank’s liquidity position more than anticipated by management.

At March 31, 2005, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $48 million. The Bank also had capacity to borrow funds on a serviced basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

Interest Rate Risk: Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the Bank's net interest income. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. Management's objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank's balance sheet. The objectives in managing the Bank's balance sheet are to preserve the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promote sufficient reward for understood and controlled risk.

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
  A 100, 200, and 400 basis point rise in interest rates, and a 100 and 200 basis point decline in interest rates, applied against a parallel shift in the yield curve over a twelve- month period together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.
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

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2005, over one and two-year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
MARCH 31, 2005

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Short Term Rates

Year 1
Net interest income change ($)	$200	($114)	($180)
Net interest income change (%)	0.91%	(0.52%)	(0.82%)

Year 2
Net interest income change vs. year one base ($)	$106	$821	$473
Net interest income change vs. year one base (%)	0.48%	3.74%	2.16%

The foregoing interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the twelve-month horizon and is positively positioned for an upward interest rate environment over the twenty-four month horizon. Accordingly, management believes interest rate risk will not have a material adverse impact on future net interest income. Management also believes the balance sheet is adequately positioned for a variety of interest rate scenarios, and would ultimately benefit from rising interest rates and an improving economy.

Assuming interest rates remain at or near their current levels and the Bank maintains a static balance sheet, the interest rate sensitivity simulation model suggests that the net interest margin will slowly trend upward, as most of the Bank’s asset base has already recycled into the current interest rate environment while most of the funding base has already reset to low interest rate levels. The upward trend principally results from the re-investment of security and loan cash flows into higher current interest rate levels. Although short-term market interest rates have risen with the recent increases in the Federal Funds rate, the Bank has lagged the market with the pricing of deposit rates without a material run-off in balances. However, margins could narrow if the Bank is prompted to increase deposit interest rates in response to competitive market pricing pressures. Management anticipates continued balance sheet growth will be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming interest rates decline from current levels and the Bank maintains a static balance sheet, management believes net interest income will remain relatively stable over the one and two-year horizons. The interest rate sensitivity simulation model suggests that funding cost reductions will essentially keep pace with falling asset yields, without significantly impacting margins and net interest income. Management anticipates continued balance sheet growth will be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates decline.

In a rising interest rate environment with the Bank maintaining a static balance sheet, management anticipates net interest income will initially remain stable, but will begin showing meaningful increases over the two-year horizon and continue to accelerate in subsequent years. The interest rate sensitivity simulation model suggests that as interest rates rise the Bank’s asset base will re-price more quickly than funding costs, principally due to a large floating rate loan base, combined with the re-investment of cash flows from the securities and loan portfolios in a higher interest rate environment. Over the two-year horizon and beyond, the model suggests assets yields will continue to reset at higher levels and margins will widen as funding costs begin to stabilize more quickly. Management believes rising interest rates will increase net interest income without continued balance sheet growth.

From June of 2004 through March 31, 2005, the U.S. Treasury yield curve (the "yield curve") has flattened substantially. While the Federal Reserve has increased short-term interest rates by 175 basis points, the 10-year U.S. Treasury note has declined 39 basis points from its 2004 high, thus flattening the yield curve by 214 basis points. Management models the Bank’s interest rate risk sensitivity position under a variety of future interest rate scenarios, including a flattening of the yield curve. The interest rate sensitivity simulation model suggests that if short-term interest rates continue to rise and the yield curve flattens further, the Bank’s net interest income will decline mildly over the one-year horizon, but will increase moderately in year two and subsequent years, but not to the same degree as would an upward parallel shift in the yield curve. This increase is principally attributed to the Bank’s large floating rate loan base. Management believes continued increases in short-term interest rates will pressure net interest income in the near term, but will be favorably impacted over the two-year horizon and beyond, without continued balance sheet growth.

Managing the Bank’s interest rate risk sensitivity has been challenging during a period of historically low interest rates. As was anticipated by Management through use of the interest rate sensitivity model, the Bank’s net interest income was moderately impacted over the past few years and this trend continued into the first six-months of 2004. Following the seven short-term interest rate increases by the Federal Reserve since late June of 2004, as was anticipated by management through use of the interest rate sensitivity model, the Bank’s first quarter 2005 net interest margin represented a 26 basis point increase compared with the second quarter of 2004.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment/refinancing levels deviating from those assumed, the impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other such variables. The sensitivity analysis also does not reflect additional actions that the Bank’s asset and liability management committee might take in responding to or anticipating changes in interest rates.

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

(a) None

(b) None

(c) The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Section 240.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Company common stock during the indicated periods

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1 – 31, 2005	1,975	$28.34	1,975	258,105
February 1 – 28, 2005	1,457	$27.98	1,457	256,648
March 1 – 31, 2005	5,924	$27.94	5,924	250,724

Total	9,356	$28.03	9,356	250,724

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

Item 3: Defaults Upon Senior Securities                                                                                 None

Item 4: Submission of Matters to a Vote of Security Holders                                               None

Item 5: Other Information                                                                                                      None

             (a) In February 2005 the Company's Board of Directors approved an incentive arrangement for fiscal year 2005 in which Joseph M. Murphy, the Company's Chief Executive Officer, and Gerry Shencavitz, the Company's Chief Financial Officer (collectively the "named executive officers") are eligible to participate, along with certain other officers.   Incentive compensation under this 2005 incentive arrangement is in addition to any other compensation payable to the named executive officers pursuant to previously reported employment or other compensatory contracts in place with the named executive officers.    The following is a general description of both tiers of the 2005 incentive arrangement approved by the Board of Directors.

                  (i) The first tier of the 2005 incentive arrangement provides, in part, that if the Company's consolidated earnings for fiscal year 2005 reach $6,248 (9% over 2004 net earnings), then the above named exeuctive officers, along with certain other officers, will become eligible for a 10% salary incentive bonus.  Fifty percent of this incentive compensation plan will be based on achievement of the corporate earnings goal of 9% above 2004 earnings and fifty percent based on an assessment of success in reaching specific individual goals.  The total maximum award based on present salary levels -- at the 10% level for the named executives would be $36,400.

                  (ii) For fiscal year 2005 twenty-five cents of each net income dollar earned exceeding a 10% increase in earnings over 2004 levels will go into a pool to be disbursed among the named executive officer and certain other officers at the discretion of the Company's Board, based on individual contributions.

                  (iii) In addition, Mr. Hurley, President of Bar Harbor Trust Services and Senior Vice President of Bar Harbor Bank & Trust, is eligible for an incentive payment of $25,000 for fiscal year 2005 based upon Bar Harbor Trust Services achieving certain performance based standards as determined by the Company's Board of Directors.

Item 6: Exhibits

(a) Exhibits.

EXHIBIT NUMBER

2	2.1 Plan of Acquisition, Reorganization, Agreement, Liquidation, or Succession	Incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

	2.2 BTI Restructuring Plan	Incorporated by reference to Form 10-K, Part III, Item 15(a)(3), filed with the Commission March 29, 2004 (Commission Number 001-13349).

3	3.1 Articles of Incorporation	Articles of Incorporation as amended July 11, 1995 are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

	3.2 Bylaws	Bylaws as amended to date are incorporated by reference to Form 10-K, Item 14 (a)(3) filed with the Commission March 28, 2002. (Commission Number 001-13349).

10	10.1 Infinex Investments third party brokerage agreement with Bar Harbor Bank & Trust.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission May 17, 2004 (Commission File Number 001-13349).

10.2 Supplemental Executive Retirement Plan adopted by the
Board of Directors on September 16,2003 and effective as of January 1, 2003, providing Joseph M. Murphy, President and
CEO of the Company, Gerald Shencavitz, the Company's Chief Financial Officer, and Dean S. Read, President of the Bank, with certain defined retirement benefits.

Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).
	10.3 Employment Contract for Joseph M. Murphy, Company President and CEO.	Incorporated by reference to Form 10-K Item 15(a)(10.2), filed with the Commission May 27, 2003 (Commission File Number 001-13349).

	10.4 Amendment to Employment Agreement, Change in Control, Confidentiality and Non-competition Agreement between the Company and Joseph M. Murphy.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

	10.5 Change in Control, Confidentiality, and Non-competition Agreement between the Company and Gerald Shencavitz, the Company’s Chief Financial Officer.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

	10.6 Change in Control, Confidentiality, and Non-competition Agreement between the Bank and Dean S. Read, former President of the Bank.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

	10.7 Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filed with the Commission March 28, 2002 (Commission File Number 001-13349).

	10.8 2005 Incentive Arrangements for Named Executive Officers Joseph M. Murphy, Gerry Shencavitz, and Daniel Hurley	Filed herewith.

	10.9 Resignation Agreement and Release with Former Bank President Dean S. Read	Incorporated by reference to Form 10-K Item 15(10.11), filed with the Commission March 16, 2005 (Commission File Number 001-13349).

	10.10 Deferred Compensation plans with former executives	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987 (Commission File Number 0-13666).

31.1	Rule 13a-14(a)/15d-14(a) Certifications Certification of Principal Executive Officer, dated November, 2004	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certifications Certification of Principal Financial Officer, dated November, 2004	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BAR HARBOR BANKSHARES

/s/ Joseph M. Murphy

Date: May 9, 2005	Joseph M. Murphy
Chief Executive Officer

/s/Gerald Shencavitz

Date: May 9, 2005	Gerald Shencavitz
Chief Financial Officer