Form 10-Q
period 2005-06-30
BAR HARBOR BANKSHARES
filed 2005-08-09
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: June 30, 2005                                  Commission File No. 841105-D

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

YES: (X) NO: ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).

YES: (X) NO: ( )

Number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 8, 2005
$2.00 Par Value	3,075,414

TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)	3

	Financial Statements:

	Consolidated Balance Sheets at June 30, 2005, and December 31, 2004	3

	Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004	4

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	6

	Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2005 and 2004	7

	Notes to Consolidated Interim Financial Statements	8-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42-45

Item 4.	Controls and Procedures	45

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	47

Item 6.	Exhibits	47-48

Signatures		48

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(Dollars in thousands, except per share data)
(unaudited)

	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$ 9,835	$ 8,924
Overnight interest bearing money market funds	3	647
Total cash and cash equivalents	9,838	9,571

Securities available for sale, at fair value	149,816	176,337
Investment in Federal Home Loan Bank stock	10,800	10,500
Loans	484,665	448,478
Allowance for loan losses	(4,725)	(4,829)
Loans, net of allowance for loan losses	479,940	443,649
Premises and equipment, net	12,144	11,935
Goodwill	3,158	3,158
Bank owned life insurance	5,818	5,710
Other assets	7,646	5,951
TOTAL ASSETS	$679,160	$666,811

Liabilities
Deposits
Demand deposits	$ 51,048	$ 54,579
NOW accounts	65,328	63,535
Savings and money market deposits	125,229	139,179
Time deposits	166,355	140,979
Total deposits	407,960	398,272
Short-term borrowings	95,366	89,851
Long-term borrowings	113,627	117,072
Other liabilities	5,984	5,574
TOTAL LIABILITIES	622,937	610,769

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at June 30, 2005 and December 31, 2004	7,287	7,287
Surplus	4,002	4,002
Retained earnings	53,015	51,733
Accumulated other comprehensive income:
Net unrealized appreciation on securities available for sale and derivative instruments, net of taxes of $25 and $576 at June 30, 2005 and December 31, 2004, respectively	49	1,118
Less: cost of 565,519 shares and 563,965 shares of treasury stock at June 30, 2005 and December 31, 2004, respectively	(8,130)	(8,098)

TOTAL SHAREHOLDERS' EQUITY	56,223	56,042

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$679,160	$666,811

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Interest and dividend income:
Interest and fees on loans	$7,180	$5,755	$13,813	$11,442
Interest and dividends on securities and Fed funds	1,765	1,909	3,673	3,745
Total interest and dividend income	8,945	7,664	17,486	15,187

Interest expense:
Deposits	1,558	1,073	2,849	2,071
Short-term borrowings	573	230	1,055	386
Long-term borrowings	1,464	1,537	2,921	3,091
Total interest expense	3,595	2,840	6,825	5,548

Net interest income	5,350	4,824	10,661	9,639
Provision for loan losses	25	30	25	120
Net interest income after provision for loan losses	5,325	4,794	10,636	9,519

Non-interest income:
Trust and other financial services	540	507	1,015	990
Service charges on deposit accounts	355	390	644	754
Other service charges, commissions and fees	73	59	123	115
Credit card service charges and fees	377	346	578	524
Net securities gains	521	---	542	193
Net loss on interest rate swap agreements	---	(598)	---	(103)
Other operating income	87	107	154	179
Total non-interest income	1,953	811	3,056	2,652

Non-interest expenses:
Salaries and employee benefits	2,484	2,092	5,098	4,526
Occupancy expense	294	316	601	604
Furniture and equipment expense	415	407	846	828
Credit card expenses	266	238	401	363
Other operating expense	1,406	1,567	2,702	2,896
Total non-interest expenses	4,865	4,620	9,648	9,217

Income before income taxes	2,413	985	4,044	2,954
Income taxes	713	182	1,131	715

Net income	$1,700	$ 803	$ 2,913	$ 2,239

EARNINGS PER SHARE:
Basic	$ 0.55	$ 0.26	$ 0.94	$ 0.72
Diluted	$ 0.54	$ 0.25	$ 0.92	$ 0.70

                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2003	$7,287	$4,002	$48,746	$ 514	$(7,434)	$53,115
Net income	---	---	2,239	---	---	2,239
Total other comprehensive income	---	---	---	(1,681)	---	(1,681)
Cash dividends declared ($0.40 per share)	---	---	(1,240)	---	---	(1,240)
Purchase of treasury stock (14,010 shares)	---	---	---	---	(368)	(368)
Stock options exercised (14,414 shares)			(140)	---	374	234
Balance June 30, 2004	$7,287	$4,002	$49,605	$(1,167)	$(7,428)	$52,299

Balance December 31, 2004	$7,287	$4,002	$51,733	$ 1,118	$(8,098)	$56,042
Net income	---	---	2,913	---	---	2,913
Total other comprehensive loss	---	---	---	(1,069)	---	(1,069)
Cash dividends declared ($0.42 per share)	---	---	(1,295)	---	---	(1,295)
Purchase of treasury stock (30,031 shares)	---	---	---	---	(823)	(823)
Stock options exercised (28,477 shares)	---	---	(336)	---	791	455
Balance June 30, 2005	$7,287	$4,002	$53,015	$ 49	$(8,130)	$56,223

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$ 2,913	$ 2,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	846	589
Amortization of core deposit intangible	33	22
Provision for loan losses	25	120
Net realized gains on sales of securities available for sale	(542)	(177)
Net realized gains on sale of securities held to maturity	---	(16)
Unrealized loss on interest rate swap agreements	---	399
Net amortization of bond premiums	466	505
Venture capital fund investment impairment loss	18	158
Income on bank owned life insurance	(108)	(103)
Net change in other assets	(1,327)	(2,496)
Net change in other liabilities	410	552
Net cash provided by operating activities	2,734	1,792

Cash flows from investing activities:
Net receipt from branch acquisition	---	4,528
Purchases of securities held to maturity	---	(1,688)
Proceeds from maturities, calls and principal paydowns of securities held to maturity	---	394
Purchases of securities available for sale	(6,635)	(94,652)
Proceeds from maturities, calls and principal paydowns of securities available for sale	19,762	29,166
Proceeds from sale of securities held to maturity	---	491
Proceeds from sales of securities available for sale	11,982	17,936
Net increase in Federal Home Loan Bank stock	(300)	(2,784)
Net loans made to customers	(36,316)	(21,656)
Capital expenditures	(1,055)	(380)
Net cash used in investing activities	(12,562)	(68,645)

Cash flows from financing activities:
Net increase in deposits	9,688	16,308
Net decrease in securities sold under repurchase agreements and Fed funds purchased	(1,511)	(4,814)
Proceeds from Federal Home Loan Bank advances	5,300	62,900
Repayments of Federal Home Loan Bank advances	(1,719)	(7,866)
Purchases of treasury stock	(823)	(368)
Proceeds from stock option exercises	455	234
Payments of dividends	(1,295)	(1,240)
Net cash provided by financing activities	10,095	65,154

Net increase (decrease) in cash and cash equivalents	267	(1,699)
Cash and cash equivalents at beginning of period	9,571	14,469
Cash and cash equivalents at end of period	$ 9,838	$ 12,770

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	6,700	5,542
Income taxes, net of refunds	875	610

Non-cash transactions:
Net unrealized depreciation on securities available for sale during the period, net of reclassification adjustment, net of tax of ($506) and ($838) in 2005 and 2004, respectively	(982)	(1,628)
Net unrealized depreciation on interest rate swap agreements during the period, net of tax of ($46)	(90)	---
Amortization (accretion) of net deferred loss (gain) related to interest rate swap agreements de-designated in 2004 during the period, net of tax of $1 and ($27), in 2005 and 2004, respectively	3	(53)

Acquired in branch purchase:
Carrying value of loans	$ ---	$12,343
Carrying value of premises and equipment	---	980
Carrying value of core deposit intangible	---	391
Carrying value of deposits	---	(21,100)
Excess of fair value of assets over liabilities (goodwill)	---	2,858
	$ ---	$ (4,528)

                    The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2005	2004

Net income	$ 1,700	$ 803
Net unrealized appreciation (depreciation) on securities available for sale during the period, net of reclassification adjustment, net of tax of $145 and ($949), respectively	282	(1,843)
Net unrealized appreciation on interest rate swap agreements during the period, net of tax of $78	151	---
Amortization (accretion) of net deferred loss (gain) related to interest rate swap agreements de-designated in 2004 during the period, net of tax of $1 and ($7), respectively	2	(14)
Total other comprehensive income (loss)	435	(1,857)
Total comprehensive income (loss)	$ 2,135	$(1,054)

	Six Months Ended
	June 30,
	2005	2004

Net income	$ 2,913	$ 2,239
Net unrealized depreciation on securities available for sale during the period, net of reclassification adjustment, net of tax of ($506) and ($838), respectively	(982)	(1,628)
Net unrealized depreciation on interest rate swap agreements during the period, net of tax of ($46)	(90)	---
Amortization (accretion) of net deferred loss (gain) related to interest rate swap agreements de-designated in 2004 during the period, net of tax of $1 and ($27), respectively	3	(53)
Total other comprehensive loss	(1,069)	(1,681)
Total comprehensive income	$ 1,844	$ 558

                        The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2005
(Dollars in thousands, except per share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and six months ended June 30, 2005 is not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any other interim periods.

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

The allowance for loan losses (the "allowance") at the Company’s wholly owned banking subsidiary Bar Harbor Bank & Trust (the "Bank") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is available to absorb losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past and present conditions. Arriving at an appropriate level of allowance involves a high degree of judgment by management. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated regularly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration. The ongoing evaluation process includes a formal analysis, which considers among other factors: the character and size of the loan portfolio, business and economic conditions, real estate market conditions, collateral values, changes in product offerings or loan terms, changes in underwriting and/or collection policies, loan growth, previous charge-off experience, delinquency trends, non-performing loan trends, the performance of individual loans in relation to contract terms, and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses, and the amount and timing of realized losses and future allowance allocations could vary from current estimates. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance, which also may necessitate future additions or reductions to the allowance, based on information available to them at the time of their examination.

The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for income tax return and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from past taxes paid and/or future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2005 and December 31, 2004, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

Note 3: Goodwill and Other Intangible Assets

A summary of goodwill, by subsidiary, capitalized on the Company’s consolidated balance sheet follows:

(in thousands)	January 1, 2004	Goodwill Acquired	June 30, 2004

Bar Harbor Bank & Trust	$ 300	$2,858	$3,158
Total	$ 300	$2,858	$3,158

(in thousands)	January 1, 2005	Goodwill Acquired	June 30, 2005

Bar Harbor Bank & Trust	$3,158	$ ---	$3,158
Total	$3,158	$ ---	$3,158

During the first quarter of 2004, the Company acquired $2,858 of goodwill in connection with the Bank’s acquisition of a branch in Rockland, Maine.

The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Bank’s acquisition of the Rockland branch. The core deposit intangible asset is being amortized over an estimated useful life of six-years, and is included in other assets on the consolidated balance sheets.

A summary of the core deposit intangible asset follows as of June 30, 2005 and December 31, 2004:

(in thousands)	June 30, 2005	December 31, 2004

Core deposit intangibles:
Gross carrying amount	$391	$391
Less: Accumulated amortization	89	56
Net carrying amount	$302	$335

Amortization expense on finite-lived intangible assets is expected to total $34 for the remainder of 2005, and $67 for each year for years 2006 through 2009.

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

(in thousands, except number of shares and per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net income	$ 1,700	$ 803	$ 2,913	$ 2,239

Computation of Earnings Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,086,431	3,103,108	3,082,743	3,103,614
Effect of dilutive employee stock options	86,952	108,096	97,350	112,156
Diluted	3,173,383	3,211,204	3,180,093	3,215,770

EARNINGS PER SHARE:
Basic	$ 0.55	$ 0.26	$ 0.94	$ 0.72
Diluted	$ 0.54	$ 0.25	$ 0.92	$ 0.70

Note 5: Stock Based Compensation

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and its Subsidiaries Incentive Stock Option Plan of 2000 for its officers and employees, which is described more fully in Note 14 to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

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

		Earnings Per Share
Three Months Ended June 30, 2005:	Net Income	Basic	Diluted

As reported	$1,700	$0.55	$0.54
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	66	0.02	0.02
Pro forma	$1,634	$0.53	$0.52

		Earnings Per Share
Three Months Ended June 30, 2004:	Net Income	Basic	Diluted

As reported	$ 803	$0.26	$0.25
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	64	0.02	0.02
Pro forma	$ 739	$0.24	$0.23

		Earnings Per Share
Six Months Ended June 30, 2005:	Net Income	Basic	Diluted

As reported	$2,913	$0.94	$0.92
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	87	0.03	0.03
Pro forma	$2,826	$0.91	$0.89

		Earnings Per Share
Six Months Ended June 30, 2004:	Net Income	Basic	Diluted

As reported	$2,239	$0.72	$0.70
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	82	0.03	0.03
Pro forma	$2,157	$0.69	$0.67

Note 6: Retirement Benefit Plans

The Company sponsors a limited post-retirement benefit program which funds medical coverage and life insurance benefits to a closed group of active and retired employees who meet minimum age and service requirements. It is the Company's policy to record the cost of post-retirement health care and life insurance plans based on actuarial estimates, which are dependent on claims and premiums paid. The cost of providing these benefits was accrued during the active service period of the employee.

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

The following tables provide the net periodic benefit costs for the three and six months ended June 30, 2005 and 2004:

	Health Care and Life Insurance		Supplemental Executive Retirement Plans

Three Months Ended	2005	2004	2005	2004

Service cost	$ ---	$ ---	$ 43	$ 70
Interest cost	18	21	50	38
Amortization of actuarial gain	(4)	(6)	---	---
Net periodic benefit cost	$14	$15	$ 93	$108

Six Months Ended

Service cost	$ ---	$---	$ 86	$140
Interest cost	36	42	100	77
Amortization of actuarial gain	(8)	(12)	---	---
Net periodic benefit cost	$28	$30	$186	$217

The Company is expected to contribute $371 to the foregoing plans in 2005. As of June 30, 2005, the Company had contributed $192 to the plans.

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

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are primarily issued in support of third-party debt or obligations. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet instruments. Exposure to credit loss in the event of non-performance by the counter-party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. Typically, these standby letters of credit have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.

The following table summarizes the contractual amounts of commitments and contingent liabilities as of June 30, 2005 and December 31, 2004:

(dollars in thousands)	June 30, 2005	December 31, 2004

Commitments to originate loans	$18,364	$14,435
Unused lines of credit	$68,449	$75,732
Un-advanced portions of construction loans	$ 5,976	$ 7,336
Standby letters of credit	$ 1,241	$ 1,155

As of June 30, 2005, and December 31, 2004, the fair value of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Note 8: Financial Derivative Instruments

As part of its overall asset/liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant effect on net income.

At June 30, 2005 the Bank had two outstanding derivative instruments with notional principal amounts totaling $20 million, both of which were interest rate swap agreements. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime (6.25%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (6.25%)

The Bank is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each agreement.

These interest rate swap agreements were designated as cash flow hedges at December 31, 2003 and had total unrealized gains of $86. The fair value of these instruments, net of tax, was recorded as a component of accumulated other comprehensive income on the consolidated balance sheet. Changes in fair value were recorded as a component of accumulated other comprehensive income. Current period net cash flows representing net amounts received from or paid to counter-parties were recorded as interest income.

During the first quarter of 2004, these interest rate swap agreements were de-designated as cash flow hedges and, from the time of de-designation, changes in their fair value and current period net cash flows representing net amounts received from or paid to counter-parties agreements were recorded in the consolidated statement of income and included as part of non-interest income. The unrealized gain on these interest rate swap agreements at December 31, 2003 of $86 remained in accumulated other comprehensive income, net of tax, and is being accreted into interest income over the remaining terms of the respective swap agreements.

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

At June 30, 2005, the unrealized loss on the interest rate swap agreements was $361, compared with $225 and $399 at December 31 and June 30, 2004, respectively. Unrealized losses are included in other assets on the consolidated balance sheets.

At June 30, 2005, the net unrealized loss on interest rate swap agreements included in accumulated other comprehensive loss, net of tax, amounted to $238, compared with none at June 30, 2004 when hedge accounting was not applied. Also included in accumulated other comprehensive loss at June 30, 2005, was a net deferred loss, net of tax, of $12 related to the de-designation and re-designation of these swaps as cash flow hedges in 2004.

The net unrealized loss on interest rate swap agreements included in accumulated other comprehensive income (loss), net of taxes, for the six months ended June 30, 2005 is summarized below:

Balance December 31, 2004	$(163)
Net change in fair value	(90)
(Accretion) and amortization, net	3
Balance June 30, 2005	$(250)

For the three and six months ended June 30, 2004, a period during which hedge accounting was not applied, the net unrealized (loss) gain on interest rate swap agreements recorded in non-interest income amounted to ($727) and $328, respectively. During the year ended December 31, 2004 the total net unrealized gains on interest rate swap agreements recorded in non-interest income amounted to $29, during the periods in which hedge accounting was not applied. A summary of the total unrealized gains (losses) that were recorded in non-interest income during periods in which hedge accounting was not applied follows:

Three months ended:

March 31, 2004	June 30, 2004	September 30, 2004	Total

$328	$(727)	$428	$29

For the three and six months ended June 30, 2005, the total net cash flows received from counter-parties amounted to $22 and $45, compared with $129 and $296 during the same periods in 2004. The net cash flows received from counter-parties during the three and six months ended June 30, 2005, were recorded in interest income (hedge accounting), whereas during the same periods in 2004 the net cash flows were recorded in non-interest income (non-hedge accounting).

Note 9: Business Segments

An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company has determined that its operations are solely in the community banking industry and include traditional community banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management, trust and third-party brokerage services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

Note 10: Recently Issued Accounting Pronouncements

The following information addresses new or proposed accounting pronouncements that could have an impact on the Company’s financial condition, results of operations, earnings per share, or cash flows.

Accounting For Share-Based Payments: In December 2004, FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, including employee stock purchase plans. Current disclosure provisions under SFAS No. 123 continue to apply prior to adoption of SFAS No. 123R. In addition to stock option awards granted after the effective date, compensation expense on unvested equity-based awards that were granted prior to the effective date must be recognized in the consolidated income statement after the effective date.

SFAS No. 123R is effective in the first fiscal year beginning after June 15, 2005 (January 1, 2006 for the Company). The adoption of SFAS No. 123R is expected to decrease earnings per share by approximately $0.03 in 2006, based upon the current level of unvested options. SFAS No. 123R is not expected to have a material effect on the Company's consolidated financial condition or cash flows.

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

Whenever necessary, certain amounts in the 2004 interim consolidated financial statements are reclassified to conform to the presentation used in 2005.

Unless otherwise noted, all dollars are expressed in thousands, except per share data.

Use of Non-GAAP Financial Measures: Certain information is discussed on a fully taxable equivalent basis. Specifically, included in second quarter 2005 and 2004 net interest income was $385 and $419, respectively, of tax-exempt interest income from certain investment securities and loans. For the six months ended June 30, 2005 and 2004, the amount of tax-exempt income included in net interest income was $821 and $782 respectively. An amount equal to the tax benefit derived from this tax-exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax-equivalent adjustments of $151 and $184 in the second quarter of 2005 and 2004 respectively, and $353 and $338 in tax-equivalent adjustments for the six months ended

June 30, 2005 and 2004, respectively. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

(iii)

The banking business is highly competitive and the profitability of the Company depends on the Bank's ability to attract loans and deposits in Maine, where the Bank competes with a variety of traditional banking and non-traditional institutions, such as credit unions and finance companies;

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

Allowance for Loan Losses - Management believes the allowance for loan losses ("allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of loss in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income, and when a greater amount of provision for loan losses is necessary the result is lower net income. Refer to Part I, Item 2 below, Allowance for Loan Losses and Provision in this report on Form 10-Q, for further discussion and analysis concerning the allowance.

Income Taxes – The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2005 and December 31, 2004, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

SUMMARY OVERVIEW

The Company reported consolidated net income of $1,700 or fully diluted earnings per share of $0.54 for the three months ended June 30, 2005 compared with $803 or fully diluted earnings per share of $0.25 for the same quarter in 2004, representing increases of $897 and $0.29, or 111.7% and 116.0%, respectively. The annualized return on average assets ("ROA") and average shareholders’ equity ("ROE") amounted to 1.01% and 12.11%, respectively, compared with 0.50% and 5.78% for the same quarter in 2004.

As more fully enumerated below, the increase in second quarter 2005 net income compared with the same quarter in 2004 was principally attributed to a mark-to-market adjustment of $727 recorded in the second quarter of 2004 representing unrealized losses on interest rate swap agreements. In the third quarter of 2004 these interest rate swap agreements were designated as cash flow hedges and, prospectively from the time of this designation, changes in their fair value are recorded in accumulated other comprehensive income and are not reflected in current period earnings.

Also contributing to the increase in second quarter 2005 earnings compared with the same quarter last year were increases in net interest income and gains on the sale of securities, amounting to $526 and $521, respectively.

For the six months ended June 30, 2005, consolidated net income amounted to $2,913 or fully diluted earnings per share of $0.92, compared with $2,239 or fully diluted earnings per share of $0.70 for the same period in 2004, representing increases of $674 and $0.22, or 30.1% and 31.4%, respectively. The ROA and ROE amounted to 0.88% and 10.45%, respectively, compared with 0.72% and 8.17% for the first six months of 2004.

As more fully enumerated below, the increase in net income during the six months ended June 30, 2005 compared with the same period in 2004 was principally attributed to increases in net interest income and gains on the sale of investment securities amounting to $1,022 and $349, respectively. In addition, during the first six months of 2004 the Bank recorded mark-to-market adjustments of $399 representing unrealized losses on interest rate swap agreements, during a period where hedge accounting treatment was not applied. Also contributing to the earnings increase was a $95 decline in the provision for loan losses. Comparing the first six months of 2005 with the same period in 2004, total non-interest expenses posted an increase of less than 5%.

At June 30, 2005 the Company’s tangible book value per share of common stock outstanding amounted to $17.25, compared with $15.83 at the same date in 2004, representing an increase of $1.42, or 9.0%.

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

For the quarter ended June 30, 2005, net interest income on a fully tax-equivalent basis amounted to $5,501, compared with $5,008 during the second quarter of 2004, representing an increase of $493, or 9.8%. The increase in net interest income was principally attributed to an increase in average earning assets of $25,383 or 4.1%, combined with a seventeen basis point improvement in the net interest margin, when comparing the three months ended June 30, 2005 with the same quarter in 2004.

For the six months ended June 30, 2005, net interest income on a fully tax-equivalent basis amounted to $11,014, compared with $9,977 during the same period in 2004, representing an increase of $1,037 or 10.4%. The increase in net interest income was principally attributed to an increase in average earning assets of $43,699 or 7.4%, combined with a ten basis point improvement in the net interest margin, when comparing the six months ended June 30, 2005 with the same period in 2004.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following table summarizes the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and six months ended June 30, 2005 and 2004, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
JUNE 30, 2005 AND 2004

	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$472,594	$7,189	6.10%	$411,454	$5,763	5.63%
Taxable investment securities	124,867	1,281	4.11%	155,250	1,434	3.71%
Non-taxable investment securities (3)	29,790	502	6.76%	33,415	574	6.91%
Total Investments	154,657	1,783	4.62%	188,665	2,008	4.28%
Investment in Federal Home Loan Bank stock	10,745	109	4.07%	10,597	65	2.47%
Fed funds sold, money market funds, and time
deposits with other banks	1,880	15	3.20%	3,777	12	1.28%

Total Earning Assets	639,876	9,096	5.70%	614,493	7,848	5.14%

Non Interest Earning Assets:
Cash and due from banks	8,265			9,000
Allowance for loan losses	(4,788)			(5,196)
Other Assets (2)	28,974			32,448
Total Assets	$672,327			$650,745

Interest Bearing Liabilities:
Deposits	$354,672	$1,558	1.76%	$327,335	$1,073	1.32%
Securities sold under repurchase agreements and Fed funds purchased	13,216	60	1.82%	12,242	35	1.15%
Borrowings from Federal Home Loan Bank	194,723	1,977	4.07%	204,458	1,732	3.41%
Total Borrowings	207,939	2,037	3.93%	216,700	1,767	3.28%
Total Interest Bearing Liabilities	562,611	3,595	2.56%	544,035	2,840	2.10%
Rate Spread			3.14%			3.04%

Non Interest Bearing Liabilities:
Demand Deposits	47,675			44,729
Other Liabilities	5,731			6,106
Total Liabilities	616,017			594,870
Shareholders' Equity	56,310			55,875
Total Liabilities and Shareholders' Equity	$672,327			$650,745
Net Interest Income and Net Interest Margin (3)		5,501	3.45%		5,008	3.28%
Less: Tax Equivalent Adjustment		(151)			(184)
Net Interest Income		$5,350	3.35%		$4,824	3.16%

            (1)  For purposes of these computations, non-accrual loans are included in average loans.
            (2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
            (3)  For purposes of these computations, reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
SIX MONTHS ENDED
JUNE 30, 2005 AND 2004

	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$461,828	$13,831	6.04%	$402,402	$11,459	5.73%
Taxable investment securities	129,685	2,662	4.14%	142,960	2,863	4.03%
Non-taxable investment securities (3)	32,059	1,111	6.99%	33,317	1,060	6.40%
Total Investments	161,744	3,773	4.70%	176,277	3,923	4.48%
Investment in Federal Home Loan Bank stock	10,623	213	4.04%	10,023	116	2.33%
Fed funds sold, money market funds, and time
deposits with other banks	1,563	22	2.84%	3,357	27	1.62%

Total Earning Assets	635,758	17,839	5.66%	592,059	15,525	5.27%

Non Interest Earning Assets:
Cash and due from banks	8,170			8,607
Allowance for loan losses	(4,809)			(5,231)
Other Assets (2)	29,071			29,455
Total Assets	$668,190			$624,890

Interest Bearing Liabilities:
Deposits	$349,424	$ 2,849	1.64%	$314,215	$ 2,071	1.33%
Securities sold under repurchase agreements and Fed funds purchased	13,438	109	1.64%	14,022	79	1.13%
Borrowings from Federal Home Loan Bank	195,335	3,867	3.99%	191,444	3,398	3.57%
Total Borrowings	208,773	3,976	3.84%	205,466	3,477	3.40%
Total Interest Bearing Liabilities	558,197	6,825	2.47%	519,681	5,548	2.15%
Rate Spread			3.19%			3.12%

Non Interest Bearing Liabilities:
Demand Deposits	48,221			44,802
Other Liabilities	5,566			5,306
Total Liabilities	611,984			569,789
Shareholders' Equity	56,206			55,101
Total Liabilities and Shareholders' Equity	$668,190			$624,890
Net Interest Income and Net Interest Margin (3)		11,014	3.49%		9,977	3.39%
Less: Tax Equivalent Adjustment		(353)			(338)
Net Interest Income		$ 10,661	3.38%		$ 9,639	3.27%

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

For the three and six months ended June 30, 2005 the net interest margin amounted to 3.45% and 3.49%, representing increases of seventeen and ten basis points compared with the same periods in 2004, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2005		2004				2003
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr

	Average	Average	Average	Average	Average	Average	Average	Average
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
Interest Earning Assets:
Loans (1,2)	6.10%	5.97%	5.91%	5.75%	5.63%	5.83%	6.14%	6.18%
Taxable investment securities	4.11%	4.16%	4.01%	4.00%	3.71%	4.40%	4.22%	4.02%
Non-taxable investment securities (2)	6.76%	7.19%	6.95%	6.86%	6.91%	5.88%	6.03%	7.06%
Total Investments	4.62%	4.78%	4.57%	4.51%	4.28%	4.70%	4.61%	4.66%
Investment in Federal Home Loan Bank stock	4.07%	4.02%	3.49%	3.02%	2.47%	2.17%	2.79%	3.01%
Fed funds sold, money market funds,
and time deposits with other banks	3.20%	2.28%	2.33%	1.84%	1.28%	2.06%	1.75%	2.27%
Total Earning Assets	5.70%	5.61%	5.48%	5.30%	5.14%	5.43%	5.63%	5.68%

Interest Bearing Liabilities:
Deposits	1.76%	1.52%	1.41%	1.34%	1.32%	1.38%	1.37%	1.49%
Securities sold under repurchase agreements and Fed funds purchased	1.82%	1.45%	1.11%	1.13%	1.15%	1.12%	1.10%	1.21%
Other borrowings	4.07%	3.91%	3.86%	3.43%	3.41%	3.76%	3.95%	3.93%
Total Borrowings	3.93%	3.75%	3.65%	3.33%	3.28%	3.54%	3.70%	3.74%
Total Interest Bearing Liabilities	2.56%	2.37%	2.23%	2.12%	2.10%	2.25%	2.27%	2.37%

Rate Spread	3.14%	3.24%	3.25%	3.18%	3.04%	3.18%	3.36%	3.31%

Net Interest Margin (2)	3.45%	3.54%	3.55%	3.45%	3.28%	3.51%	3.70%	3.66%

Net Interest Margin without Tax Equivalent Adjustments	3.35%	3.41%	3.43%	3.33%	3.16%	3.40%	3.58%	3.53%

                (1) For purposes of these computations, non-accrual loans are included in average loans.
                (2) For purposes of these computations, reported on a tax equivalent basis.

Over the past few years, the Bank has been deliberate in its efforts to mitigate the interest rate risk associated with the addition of long term, fixed rate earning assets to the balance sheet during periods of historically low interest rates. While an asset sensitive balance sheet pressures the net interest margin and net interest income in an extended flat or declining interest rate environment, it typically strengthens it in a rising rate environment, a scenario management anticipated was more likely to occur. Management believed that its strategy of maintaining an asset sensitive balance sheet was important to the Company’s long-term success and better positioned it for rising interest rates and an improving economy.

In June of 2004, the Board of Governors of the Federal Reserve System (the "Federal Reserve") began increasing short-term interest rates. Over the past twelve months, the Fed funds targeted rate was increased nine times, ending the second quarter of 2005 at 3.25%. These rate increases favorably impacted the Bank’s net interest margin during this period of time, as the Bank’s earning asset base re-priced more quickly than its funding costs, due in part to a large floating rate loan base combined with the re-investment of cash flows from the securities and loan portfolios in a higher interest rate environment.

Comparing the three and six months ended June 30, 2005 with the same periods in 2004, the yield on the Bank’s average earning assets increased 56 and 39 basis points, while the cost of interest bearing funds increased only 46 and 32 basis points, respectively. Consequently, the net interest margin increased to 3.45% during the second quarter of 2005, compared with the two-year low of 3.28% experienced during the quarter ended June 30, 2004, representing an improvement of 17 basis points.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the three and six-month periods ended June 30, 2005, total interest income, on a fully tax-equivalent basis, amounted to $9,096 and $17,839 compared with $7,848 and $15,525 during the same periods in 2004, representing increases of $1,248 and $2,314, or 15.9% and 14.9%, respectively.

The increases in interest income were attributed to earning asset growth of $25,383 and $43,699 combined with 56 and 39 basis point increases in average earning asset yields, when comparing the three and six-month periods ended June 30, 2005 with the same periods in 2004. Principally reflecting the Federal Reserve’s increases in short-term interest rates, the yield on average earning assets amounted to 5.70% and 5.66% during the three and six-month periods ended June 30, 2005, compared with 5.14% and 5.27% during the same periods in 2004, respectively.

Comparing the three and six months ended June 30, 2005 with the same periods in 2004, the yield on the Banks loan portfolio increased 47 and 31 basis points to 6.10% and 6.04% respectively, while the yield on the securities portfolio increased 34 and 22 basis points to 4.62% and 4.70%, respectively.

Interest Expense: For the three and six-month periods ended June 30, 2005, total interest expense amounted to $3,595 and $6,825 compared with $2,840 and $5,548 during the same periods in 2004, representing increases of $755 and $1,277, or 26.6% and 23.0%, respectively.

The increases in interest expense were attributed to increases in average interest bearing liabilities amounting to $18,576 and $38,516, combined with 46 and 32 basis point increases in the cost of funds, when comparing the three and six-month periods ended June 30, 2005 with the same periods in 2004. The increase in the average cost of interest bearing funds was principally attributed to the increases in short-term market interest rates between periods.

Comparing the three and six-month periods ended June 30, 2005 with the same periods in 2004, the cost of deposits increased 44 and 31 basis points to 1.76% and 1.64% respectively, while the cost of borrowed funds increased 65 and 44 basis points to 3.93% and 3.84%, respectively. The increase in borrowing costs outpaced the cost of deposits, reflecting the shorter maturities in the Bank’s borrowing base that were more susceptible to movements in short-term market interest rates. The Bank has also successfully lagged the market with respect to the re-pricing of non-maturity deposits, a trend that may not continue in the future as competitive market pressures continue to accelerate.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2005 AND JUNE, 2004
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$ 915	$511	$1,426
Taxable investment securities	(340)	187	(153)
Non-taxable investment securities (2)	(60)	(12)	(72)
Investment in Federal Home Loan Bank stock	1	43	44
Fed funds sold, money market funds, and time
deposits with other banks	(2)	5	3

TOTAL EARNING ASSETS	$ 514	$734	$1,248

Interest bearing deposits	96	389	485
Securities sold under repurchase agreements and Fed funds purchased	3	22	25
Borrowings from Federal Home Loan Bank	(79)	324	245
TOTAL INTEREST BEARING LIABILITIES	$ 20	$ 735	$ 755

NET CHANGE IN NET INTEREST INCOME	$ 494	$ (1)	$ 493

                    (1) For purposes of these computations, non-accrual loans are included in average loans.
                    (2) For the purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2005 VERSUS JUNE 30, 2004
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$1,732	$640	$2,372
Taxable investment securities	(287)	86	(201)
Non-taxable investment securities (2)	(35)	86	51
Investment in Federal Home Loan Bank stock	7	90	97
Fed funds sold, money market funds, and time
deposits with other banks	12	(17)	(5)

TOTAL EARNING ASSETS	$1,429	$885	$2,314

Interest bearing deposits	247	531	778
Securities sold under repurchase agreements and Fed funds purchased	(3)	33	30
Borrowings from Federal Home Loan Bank	69	400	469
TOTAL INTEREST BEARING LIABILITIES	$ 313	$964	$1,277

NET CHANGE IN NET INTEREST INCOME	$1,116	$ (79)	$1,037

                    (1) For purposes of these computations, non-accrual loans are included in average loans.
                    (2) For the purposes of these computations, interest income is reported on a tax-equivalent basis.

Provision for Loan Losses

The provision for loan losses reflects the amount necessary to maintain the allowance for loan losses ("allowance") at a level that, in management’s judgment, is appropriate for the amount of inherent risk of loss in the current loan portfolio. In prior reporting periods the allowance incorporated loss estimates relating to certain borrowers in the Maine wild blueberry processing industry that were involved in legal proceedings with their growers, which management believed warranted recognition of increased credit risk. During the first quarter of 2005, these matters were, in the opinion of management, satisfactorily resolved, thus improving the overall credit risk profile of the Bank’s loan portfolio.

The Bank’s non-performing loans remained at low levels during the three and six months ended June 30, 2005. Non-performing loans at June 30, 2005 amounted to $816, representing an increase of $93 or 12.9% compared with December 31, 2004, and a decline of $439 or 35.0% compared with the same date in 2004. The allowance expressed as a percentage of non-performing loans amounted to 579% at June 30, 2005, compared with 668% and 393% at December 31 and June 30, 2004, respectively.

The Bank's loan loss experience showed an improvement during the first six months of 2005 compared with the same period in 2004. Net charge-offs amounted to $129, or annualized net charge-offs to average loans outstanding of 0.05%, compared with net charge-offs of $467, or annualized net charge-offs to average loans outstanding of 0.24% during the six months ended June 30, 2004.

Reflecting the continued stable performance of the loan portfolio, combined with certain improvements with respect to specific credit relationships including borrowers engaged in the Maine wild blueberry processing industry, during the three and six months ended June 30, 2005 the Bank recorded a provision for loan losses of $25, compared with $30 and $120 during the same periods in 2004, representing declines of $5 and $95, respectively.

Refer to Part I, Item 2 below, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the provision and allowance for loan losses.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. For the three and six months ended June 30, 2005, total non-interest income amounted to $1,953 and $3,056, compared with $811 and $2,652 during the same periods in 2004, representing increases of $1,142 and 404 or 140.8% and 15.2%, respectively.

Factors contributing to the changes in non-interest income are enumerated in the following discussion and analysis.

Trust and Other Financial Services: Income from trust and financial services is principally derived from fee income based on a percentage of the market value of client assets under management and held in custody and, to a lesser extent, revenue derived from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the three and six-month periods ended June 30, 2005, income from trust and other financial services amounted to $540 and $1,015 compared with $507 and $990 during the same periods in 2004, representing increases of $33 and $25, or 6.5% and 2.5%, respectively.

The increases in fee income were driven by trust and investment management services, as revenue generated from third-party brokerage activities posted small declines, reflecting lower trading volumes during the three and six months ended June 30, 2005 compared with the same periods in 2004.

At June 30, 2005, total managed assets at Bar Harbor Trust Services, a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $205,286, compared with $196,079 and $178,002 at December 31 and June 30, 2004, respectively.

Service Charges on Deposits: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees.

Income generated from service charges on deposit accounts totaled $355 and $644 during the three and six-month periods ended June 30, 2005, compared with $390 and $754 during the same periods in 2004, representing declines of $35 and $110, or 9.0% and 14.6%, respectively.

As was the case during 2004, income generated from service charges on deposit accounts continued under pressure into the first half of 2005. Given aggressive competitive pricing in the markets served by the Bank, it has not increased its service charge fees on deposit accounts over the past few years, while customers have been closing or consolidating small balance accounts, migrating to relationship products that have lower fees, and reducing their volume of account overdraft activity.

Bank management anticipates that aggressive competitive pricing of deposit products will continue in the future, as financial institutions compete for deposit balances and market share, and continue to offer a variety of no fee products. In the second quarter of 2005 the Bank launched several new deposit products, including free checking, which it believes are highly competitive and designed to satisfy the changing expectations of both individual and small business customers. The Bank also increased selected types of fees on deposit accounts, such as overdraft fees, and anticipates this will help stem the revenue decline in service charges on deposit accounts.

Credit Card Service Charges and Fees: This income is principally derived from the Bank’s merchant credit card processing services and, to a lesser extent, fees associated with its Visa credit card product.

During the three and six months ended June 30, 2005 credit card service charges and fees amounted to $377 and $578 compared with $346 and $524 during the same periods in 2004, representing increases of $31 and $54, or 9.0% and 10.3%, respectively.

While merchant credit card processing profit margins have tightened and competition from large regional processors has intensified, the Bank has been able to generate higher levels of revenue through increased volumes of transactions, competitive pricing strategies, and the local customer-centric support offered by a community bank.

Net Gains on the Sale of Securities: During the three and six months ended June 30, 2005, net gains on the sale of securities amounted to $521 and $542 compared with zero and $193 during the same periods in 2004, representing increases of $521 and $349, respectively. During the quarter ended June 30, 2005, the yield on the benchmark 10-year Treasury note dropped to as low as 3.83%, representing a fifteen month low. The volatile rate environment during the quarter presented opportunities to reduce certain holdings in the securities portfolio, during a period of typically tight liquidity associated with seasonal deposit outflows. Cash flows from the securities portfolio have been principally re-deployed to support exceptionally strong loan growth.

There is no assurance that the recording of securities gains will continue in future reporting periods at 2004 and 2005 levels. It is important to note, however, that the available for sale investment securities portfolio is managed on a total return basis, in concert with well-structured asset/liability management policies. Bank management will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and the Bank’s needs for adequate liquidity.

Income on Interest Rate Swap Agreements: As part of its overall asset/liability management strategy, the Bank periodically uses interest rate swap agreements to minimize significant unanticipated fluctuations in earnings and cash flows caused by interest rate volatility. At June 30, 2005 the Bank had two outstanding interest rate swap agreements with notional principal amounts totaling $20 million.

As more fully enumerated above in Part I, Note 8 of the consolidated interim financial statements of this report on Form 10-Q, during the first quarter of 2004, the Bank de-designated its interest rate swap agreements as cash flow hedges and, from the time of de-designation, changes in their fair value and current period net cash flows representing net amounts received from or paid to counter-parties agreements were recorded in the consolidated statement of income and included as part of non-interest income.

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

During the three and six months ended June 30, 2005, there were no income or losses recorded in non-interest income, compared with losses of $598 and $103 during the same periods in 2004.

During the three and six months ended June 30, 2005, net unrealized gains (losses) amounting to $231 and ($135) respectively, net of tax, were recorded in accumulated other comprehensive income, representing mark-to-market adjustments for the interest rate swap agreements (hedge accounting). During the three and six months ended June 30, 2004, net unrealized gains (losses) amounting to ($727) and $328 were recorded in non-interest income, representing mark-to-market adjustments for the interest rate swap agreements (non-hedge accounting).

For the three and six months ended June 30, 2005, the total net cash flows received from counter-parties amounted to $22 and $45, compared with $129 and $296 during the same periods in 2004, reflecting a 2.25% increase in the Prime interest rate between reporting periods. The net cash flows received from counter-parties during the three and six months ended June 30, 2005 were recorded in interest income (hedge accounting), whereas during the same periods in 2004 the net cash flows were recorded in non-interest income (non-hedge accounting).

Other Operating Income: For the three and six months ended June 30, 2005 total other operating income amounted to $87 and $154, compared with $107 and $179 during the same periods in 2004, representing declines of $20 and $25, or 18.7% and 14.0%, respectively.

Other operating income is principally derived from bank-owned life insurance ("BOLI"), representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. For the three and six months ended June 30, 2005, income from BOLI amounted to $54 and $108 compared with $53 and $103 during the same periods in 2004, respectively.

The relatively small declines in other operating income during the three and six-month periods ended June 30, 2005 compared with the same periods in 2004 were principally attributed to small declines in a variety of other miscellaneous income sources.

Non-interest Expense

For the three and six-month periods ended June 30, 2005, total non-interest expenses amounted to $4,865 and $9,648, compared with $4,620 and $9,217 during the same periods in 2004, representing increases of $245 and $431 or 5.3% and 4.7%, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three and six-month periods ended June 30, 2005, salaries and employee benefit expenses amounted to $2,484 and $5,098, compared with $2,092 and $4,526 during the same periods in 2004, representing increases of $392 and $572 or 18.7% and 12.6%, respectively.

The increases in salaries and benefits were attributed to a variety of reasons including the recording of an employee severance payment of $238 during the first quarter of 2005, made in connection with the Company’s previously announced resignation of Dean S. Read as President of the Bank. Increases were also attributed to a vacant senior management position during the first six months of 2004 at Bar Harbor Trust Services, a second-tier subsidiary of the Company, which was subsequently filled during the third quarter of 2004. The balance of the increases in salaries and benefits was attributed to overall increases in the level of employee compensation, including employee incentive compensation.

Occupancy, Furniture and Equipment Expenses: For the three and six months ended June 30, 2005, occupancy expenses amounted to $294 and $601, compared with $316 and $604 during the same periods in 2004, representing declines of $22 and $3, or 7.0% and 0.5%, respectively. For the three and six- months ended June 30, 2005, furniture and equipment expenses amounted to $415 and $846 representing increases of $8 and $18, or 2.0% and 2.2%, respectively.

The declines in occupancy expenses, and the small increases in furniture and equipment expenses, reflect a variety of costs incurred in the first quarter of 2004 in connection with the Bank’s acquisition of a branch in the community of Rockland, Maine during the first quarter of 2004, offset in part by normal year-over-year increases in a variety of occupancy, furniture and equipment related expenses.

Other Operating Expenses: For the three and six months ended June 30, 2005, other operating expenses amounted to $1,406 and $2,702, compared with $1,567 and $2,896, representing declines of $161 and $194, or 10.3% and 6.7%, respectively.

The principal reasons for the declines in other operating expenses are enumerated below.

Included in 2005 and 2004 other operating expenses were write-downs of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired. These investment funds, originating as early as 1987 and in some cases qualifying for Community Reinvestment Act credit, generally represent socially responsible venture capital investments in small businesses throughout Maine and New England. During the three and six months ended June 30, 2005, these impairment write-downs amounted to zero and $18 compared with $102 and $158 during the same periods in 2004, representing declines of $102 and $140.

Included in second quarter 2004 other operating expenses was a $160 loss recorded at Bar Harbor Trust Services, associated with an unsecured trust account investment authorized by the beneficiaries of the trust, however subsequently deemed by management as inappropriate. During the fourth quarter of 2004, the investment was secured and a recovery of $128 was recorded.

Income Taxes

For the three and six months ended June 30, 2005, income taxes amounted to $713 and $1,131, compared with $182 and $715 during the same periods in 2004, representing increases of $531 and $416, or 291.8% and 58.2%, respectively. The percentage increases in income taxes outpaced the increases in pre-tax earnings principally due to non-taxable income generated from the Bank’s securities and loan portfolios bearing a smaller percentage of income before income taxes than the comparable periods in 2004.

The Company's effective tax rate for the three and six-month periods ended June 30, 2005 amounted to 29.6% and 28.0%, compared with 18.5% and 24.2% for the same periods in 2004. The income tax provisions for these periods are less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

For the three and six months ended June 30, 2005 compared with the same periods in 2004, the effective tax rates showed increases compared with the same periods in 2004, principally due to non-taxable income bearing a smaller percentage of income before income taxes than the comparable periods in 2004.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and investment securities, which at June 30, 2005 represented 71.4% and 22.1% of total assets, respectively. At June 30, 2005 total assets amounted to $679,160 compared with $666,811 at December 31, 2004 and $671,110 at June 30, 2004, representing increases of $12,349 and $8,050, or 1.9% and 1.2%, respectively.

Comparing June 30, 2005, with the same date in 2004, total loans increased $67,725 or 16.2%, while investment securities declined $54,146, or 26.6%. Over the past twelve months, cash flows from the securities portfolio were redeployed to support loan growth.

Changes in total assets and their mix are more fully discussed below.

Investment Securities

The investment securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other corporate issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government sponsored enterprises. The objectives of the Bank’s strategy for the investment securities portfolio are to maintain an appropriate level of liquidity, diversify earning assets, manage interest rate risk, leverage the Bank’s strong capital position, and generate acceptable levels of net interest income.

At June 30, 2005, total investment securities amounted to $149,816, compared with $176,337 and $203,962 at December 31, 2004 and June 30, 2004, representing declines of $26,521 and $54,146, or 15.4% and 26.6%, respectively.

During the six months ended June 30, 2005, cash flows from the securities portfolio, principally representing pay downs on mortgage-backed securities and securities sold, were not re-invested. Cash flows from the portfolio were principally utilized to offset the seasonal deposit outflows associated with the Bank’s market area and, to a similar extent, fund loan growth.

Comparing June 30, 2005 with the same date in 2004 total investment securities posted substantial declines as management choose not to reinvest cash flows from the securities portfolio. These actions were taken in light of exceptionally strong loan growth, a flattening U.S. Treasury yield curve, still historically low market yields, and management’s expectation of higher yields in the near future. In addition, comparing June 30, 2005 with the same date in 2004, core deposit growth did not keep pace with loan growth, increasing the Bank’s dependence on wholesale funding. The redeployment of cash flows from the securities portfolio helped maintain a stable liquidity position, and contributed to the Bank’s higher yielding earning asset base.

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

Loans

The loan portfolio is primarily secured by real estate in the Maine counties of Hancock, Washington and Knox. The following table summarizes the components of the Bank's loan portfolio, net of deferred loan origination fees and costs, as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	June 30,	December 31,	June 30,
	2005	2004	2004

Real estate loans:
Construction and development	$ 21,330	$ 21,339	$ 16,091
Mortgage	393,092	362,702	335,960
Loans to finance agricultural production and
other loans to farmers	12,637	15,077	15,057
Commercial and industrial loans	42,856	35,574	34,477
Loans to individuals for household,
family and other personal expenditures	11,489	11,156	12,075
All other loans	2,925	2,153	2,591
Real estate loans under foreclosure	336	477	689

TOTAL LOANS	$484,665	$448,478	$416,940

Less: Allowance for loan losses	4,725	4,829	4,931

NET LOANS	$479,940	$443,649	$412,009

Total Loans: Total loans at June 30, 2005 amounted to $484,665, compared with $448,478 and $416,940 at December 31, 2004 and June 30, 2004, representing increases of $36,187 and $67,725, or 8.1% and 16.2%, respectively.

At June 30, 2005, total commercial loans amounted to $193,656, compared with $164,002 and $149,647 at December 31 and June 30, 2004, representing increases of $29,654 and $44,009, or 18.1% and 29.4%, respectively.

Commercial loans represented 81.9% and 65.0% of total loan growth when comparing the six and twelve months ended June 30, 2005, respectively. Commercial loan originations have been particularly strong in Knox County, a new market area forged in early 2004 by way of the Bank’s acquisition of a branch office in the community of Rockland, Maine. Additionally, in April of 2004, the Bank opened a loan production office in Bangor, Maine, augmenting the Company’s long-standing trust and financial services presence in this major market area.

At June 30, 2005 total consumer loans, including consumer real estate loans, amounted to $287,372, representing increases of $5,533 and $22,353, or 2.0% and 8.4%, compared with December 31 and June 30, 2004, respectively. Following record refinancing activity and a rise in interest rates, consumer real estate loan originations slowed during 2004 and this trend continued into the first half of 2005. However, consumer real estate loan growth continued, as new purchase transactions accounted for an increasing proportion of loan originations. Home equity loan activity has also contributed to the growth in consumer loans, accounting for 27.8% and 31.2% of the total increase when comparing the six and twelve months ended June 30, 2005, respectively.

In general, loan origination activity has benefited from a still-favorable market interest rate environment, a stable local economy, and initiatives designed to expand the Bank's product offerings and attract new customers while continuing to leverage its existing customer base.

At June 30, 2005, consumer and commercial real estate loans, including consumer real estate loans, comprised 85.5% of the loan portfolio, essentially unchanged compared with December 31 and June 30, 2004. The continued strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank’s market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no significant deterioration in the performance or risk characteristics of the real estate loan portfolio.

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

As a result of management’s ongoing review of the loan portfolio, loans are placed on non-accrual status, either due to the delinquent status of principal and/or interest, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent because collection in full of all outstanding principal and interest is in doubt. Loans are generally placed on non-accrual status when principal and/or interest is 90 days overdue. Consumer loans are generally charged-off when principal and/or interest payments are 120 days overdue.

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2004 and this continued to be the case during the six months ended June 30, 2005. The following table sets forth the details of non-performing loans at the dates indicated:

TOTAL NON-PERFORMING LOANS

	June 30, 2005	December 31, 2004	June 30, 2004
Loans accounted for on a non-accrual basis:
Real estate loans:
Construction and development	$ ---	$ ---	$ 59
Mortgage	298	453	840
Loans to finance agricultural production and other loans to farmers	---	13	26
Commercial and industrial loans	431	80	134
Loans to individuals for household,
family and other personal expenditures	18	26	38
Total non-accrual loans	747	572	1,097
Accruing loans contractually past due 90 days
or more	69	151	158
Total non-performing loans	$816	$723	$1,255

Allowance for loan losses to non-performing loans	579%	668%	393%
Non-performing loans to total loans	0.17%	0.16%	0.30%

During the quarter ended June 30, 2005, non-performing loans remained at relatively low levels. The Bank attributes this success to mature credit administration processes and underwriting standards, aided by a stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At June 30, 2005, total non-performing loans amounted to $816, or 0.17% of total loans, compared with $723 or 0.16% at December 31, 2004, and $1,255 or 0.30% at June 30, 2004.

While the non-performing loan ratios continued to reflect the favorable quality of the loan portfolio during the three and six-month periods ended June 30, 2005, Bank management is cognizant of relatively soft economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, interest rates, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. OREO is classified on the consolidated balance sheet with Other Assets. At June 30, 2005, there was no OREO, unchanged from December 31, 2004, and compared with $34 at June 30, 2004.

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

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $431 as of June 30, 2005, compared with $93 as of December 31, 2004. The related allowances for loan losses on these impaired loans amounted to $171 and $14, as of June 30, 2005 and December 31, 2004, respectively.

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

The Bank's loan loss experience showed an improvement during the six months ended June 30, 2005 compared with the same period in 2004. Net charge-offs amounted to $129, or annualized net charge-offs to average loans outstanding of 0.05%, compared with net charge-offs of $467, or annualized net charge-offs to average loans outstanding of 0.24% during the six months ended June 30, 2004.

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type for the six-month periods ended June 30, 2005 and 2004.

ALLOWANCE FOR LOAN LOSSES
SIX MONTHS ENDED
JUNE 30, 2005 AND 2004

	2005	2004

Balance at beginning of period	$ 4,829	$ 5,278
Charge-offs:
Commercial, financial, agricultural, other loans to farmers	72	321
Real estate:
Construction and development	---	---
Mortgage	---	63
Installments and other loans to individuals	88	194
Total charge-offs	160	578

Recoveries:
Commercial, finance agricultural, other loans to farmers	10	29
Real estate:
Construction and development	5	---
Mortgage	---	48
Installments and other loans to individuals	16	34
Total recoveries	31	111

Net charge-offs	129	467
Provision charged to operations	25	120

Balance at end of period	$ 4,725	$ 4,931

Average loans outstanding during period	$472,594	$397,171

Annualized net charge-offs to average loans outstanding	0.05%	0.24%

In the prior reporting periods the allowance incorporated loss estimates relating to borrowers in the Maine wild blueberry industry, principally centered in Washington County, Maine. During the fourth quarter of 2003 certain legal proceedings developed between borrowers engaged in the Maine wild blueberry processing industry and their growers, the uncertainties of which Bank management believed warranted recognition of certain increases in credit risk. During the first quarter of 2005, these matters were, in the opinion of management, satisfactorily resolved. At June 30, 2005 the adequacy analysis of the allowance incorporates a revised estimate of inherent risk of loss with respect to this industry segment.

There were no material changes in loan concentrations during the six-month period ended June 30, 2005.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses at June 30, 2005, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

Deposits

The most significant funding source for earning assets continues to be core customer deposits that are gathered through the Bank's retail network of eleven banking offices throughout Down East and Mid-Coast Maine.

At June 30, 2005, total deposits amounted to $407,960 compared with $398,272 and $376,488 at December 31 and June 30, 2004, representing increases of $9,688 and $31,472, or 2.4% and 8.4%, respectively.

The increase in total deposits from December 31, 2004 levels was entirely attributed to certificates of deposit obtained from the national market. In this regard, a portion of the Bank’s deposit base has historically been seasonal in nature, with balances declining during winter and early spring while peaking in the fall.

The increase in total deposits when comparing June 30, 2005 with June 30, 2004 was likewise attributed to certificates of deposit obtained from the national market, as customer deposits showed no increase when comparisons are made as of these two dates. Management attributes this, in part, to a slower inflow of seasonal deposits compared with historical norms, and believes this is essentially consistent with a reportedly slow start to the tourist season in the market areas served by the Bank, compared with historical norms.

Management believes that competition from banks and non-banks has become much more aggressive, as savers and investors seek higher returns in an atmosphere of rising short-term interest rates and a flattening U.S. Treasury yield curve. Management believes that financial institutions in particular have been aggressively pricing their deposits to support earning asset growth.

Since short-term rates began rising in June 2004, management has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between deposit growth and wholesale funding levels, considering the associated impacts on the Bank’s net interest margin and liquidity position.

At June 30, 2005, certificates of deposit obtained from the national market amounted to $43,367, representing 10.6% of total deposits at that date, compared with $23,700 at December 31, 2004, and $9,301 at June 30, 2004.

During the second quarter of 2005, the Bank launched several new deposit products, including free checking products, which it believes are highly competitive and designed to satisfy the changing expectations of both individual and business customers.

Borrowed Funds

Borrowed funds principally consist of advances from the Federal Home Loan Bank of Boston ("FHLB") and, to a lesser extent, securities sold under agreements to repurchase. Advances from the FHLB are principally secured by stock in the FHLB, mortgage-backed securities, and blanket liens on qualifying first mortgage loans.

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

At June 30, 2005, total borrowings amounted to $208,993, compared with $206,923 at December 31, 2004, representing an increase of $2,070, or 1.0%. The increase in borrowed funds was utilized to replace the seasonal deposit outflows associated with the Bank’s market area, as well as funding 2005 loan growth.

Comparing June 30, 2005 with the same date in 2004, total borrowings decreased $27,658, or 11.7%. Since the fourth quarter of 2004, the Bank has re-balanced a portion of its wholesale funding base by re-directing a portion of its borrowings from the FHLB to certificates of deposit obtained in the national market. This action was taken to strengthen the Bank’s strategic liquidity reserves, providing a higher level of ‘just in time’ funding afforded by short-term advances from the FHLB.

At June 30, 2005, total borrowings expressed as a percent of total assets amounted to 30.8%, compared with 31.0% and 35.3% at December 31 and June 30, 2004, respectively.

Borrowing maturities are managed in concert with the Bank’s asset and liability management strategy, and are closely aligned with the ongoing management of balance sheet interest rate risk. Over the past few years, the Bank has added longer-term borrowings to the balance sheet in order to hedge the interest rate risk associated with the growth in longer-term, fixed rate, earning assets generated during periods of historically low interest rates. While this strategy tends to pressure net interest income in the short-term, management believes it lessens the degree of interest rate risk, and positions the Bank well for rising interest rates and an improving economy.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the second quarter of 2005 the Company maintained its strong capital position and continued to be a "well capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of June 30, 2005, the Company and the Bank are considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at June 30, 2005 and December 31, 2004, under the rules applicable at that date.

(dollars in thousands)	June 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$56,939	12.4%	$56,260	13.0%
Regulatory Requirement	36,699	8.0%	34,588	8.0%
Excess	$20,240	4.4%	$21,672	5.0%

Tier 1 Capital to Risk Weighted Assets	$52,214	11.4%	$51,431	11.9%
Regulatory Requirement	18,349	4.0%	17,294	4.0%
Excess	$33,865	7.4%	$34,137	7.9%

Tier 1 Capital to Average Assets	$52,214	7.8%	$51,431	7.7%
Regulatory Requirement	26,845	4.0%	26,547	4.0%
Excess	$25,369	3.8%	$24,884	3.7%

The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $649 and $620 during the three months ended June 30, 2005 and 2004, at a rate of $0.21 and $0.20 per share, respectively.

In March 2004, the Company announced its second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and will continue through December 31, 2005. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of June 30, 2005, the Company had repurchased 79,951 shares of stock under the plan, or 25.8% of the total authorized, at a total cost of $2,172 and an average price of $27.17. The Company records the repurchased shares as treasury stock.

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

The following table summarizes the Company’s contractual obligations at June 30, 2005. Borrowings are stated at their contractual maturity due dates and do not reflect call features on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Operating Leases	$ 30	$ 24	$ 6	$ ---	$ ---
Borrowings from Federal Home Loan Bank	195,427	81,800	47,183	48,570	17,874
Securities sold under agreements to repurchase & Fed funds purchased	13,566	13,566	---	---	---
Total	$209,023	$95,390	$47,189	$48,570	$17,874

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

At June 30, 2005 the Company’s off-balance sheet arrangements were limited to standby letters of credit. The Bank guarantees the obligations or performance of certain customers by issuing standby letters of credit to third parties. These letters of credit are sometimes issued in support of third party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon management's credit evaluation of the customer.

At June 30, 2005, commitments under existing standby letters of credit totaled $1,241, compared with $1,155 and $1,657 at December 31 and June 30, 2004, respectively. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit:

(dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004

Commitments to originate loans	$18,364	$14,435	$ 36,982
Unused lines of credit	68,449	75,732	67,956
Un-advanced portions of construction loans	5,976	7,336	5,689
Total	$92,789	$97,503	$110,627

Derivative Instruments / Counter-party Risk: As part of its overall asset/liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net income. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements. A policy statement, approved by the Board of Directors of the Bank, governs use of derivative instruments.

At June 30, 2005 the Bank had two outstanding derivative instruments, both interest rate swap agreements. The details are summarized as follows:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.040%	Prime (6.25%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.250%	Prime (6.25%)

The Bank is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at June 30, 2005, based upon the then current Prime interest rate of 6.25%:

	Payments Due by Period

(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years

Fixed payments due from counter-party	$3,547	$1,229	$1,960	$358
Variable payments due to counter-party based on Prime rate	3,593	1,250	1,985	358
Net cash flow	$ (46)	$ (21)	$ (25)	$ ---

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

The Bank uses a basic surplus/deficit model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At June 30, 2005, liquidity, as measured by the basic surplus/deficit model, was 5.4% over the 30-day horizon and 6.9% over the 90-day horizon.

At June 30, 2005, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $60 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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
  A 200, and 400 basis point rise in interest rates, and a 100 and 200 basis point decline in interest rates, applied against a parallel shift in the yield curve over a twelve- month period together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.
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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2005, over one and two-year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
JUNE 30, 2005

(dollars in thousands)	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short Term Rates

Year 1
Net interest income change ($)	($160)	($209)	$14
Net interest income change (%)	(0.71%)	(0.93%)	0.06%

Year 2
Net interest income change vs. year one base ($)	($1,194)	$964	($179)
Net interest income change vs. year one base (%)	(5.33%)	4.30%	(0.80%)

The foregoing interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the twelve-month horizon and is positively positioned for an upward interest rate environment over the twenty-four month horizon. The interest rate sensitivity model also suggests that the Bank is moderately exposed to a parallel decline in interest rates over the twenty-four month horizon but, as discussed below, management believes this is a scenario that is not likely to occur. Accordingly, management believes interest rate risk will not have a material adverse impact on net interest income during the one and two year horizons contemplated within the interest rate simulation model. Management also believes the balance sheet is adequately positioned for a variety of interest rate scenarios, and would ultimately benefit from rising interest rates and an improving economy.

Assuming interest rates remain at or near their current levels and the Bank maintains a static balance sheet, the interest rate sensitivity simulation model suggests that the net interest margin will slowly trend upward. The upward trend principally results from the re-investment of security and loan cash flows into higher current interest rate levels. Although short-term market interest rates have risen with the recent increases in the Federal Funds rate, the Bank has generally lagged the market with the pricing of deposit rates without a material run-off in balances. However, margins could narrow if the Bank is prompted to increase deposit interest rates in response to competitive market pricing pressures. Management anticipates continued balance sheet growth will be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming short-term and long-term interest rates decline from current levels and the Bank maintains a static balance sheet, management believes net interest income will remain relatively stable over the one-year horizon, but will decline moderately over the twenty-four month horizon and beyond. The interest rate sensitivity simulation model suggests that, over the twelve-month horizon, funding cost reductions will essentially keep pace with falling asset yields, without significantly impacting margins and net interest income. While the interest rate sensitivity model suggests that net interest income will decline over the twenty-four month horizon driven by the re-pricing of the Bank’s earning asset base, management believes this is a scenario that is not likely to occur. In this regard, at June 30, 2005 long-term interest rates continued at historical lows, with the 10-year U.S. Treasury note closing the second quarter at 4.28%. Management believes that a 200 basis point decline in long-term interest rates, or a 10-year U.S. Treasury note of 2.28%, would be unprecedented and unlikely to occur. Management anticipates continued balance sheet growth will be needed to meaningfully increase the Bank’s current level of net interest income, should both long-term and short term interest rates decline.

From June of 2004 through June 30, 2005, the U.S. Treasury yield curve (the "yield curve") has flattened substantially. While the Federal Reserve has increased short-term interest rates by 225 basis points, the 10-year U.S. Treasury note has declined 96 basis points from its 2004 high, thus flattening the yield curve by 321 basis points.

The interest rate sensitivity model is used to evaluate the impact on net-interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term rates. Assuming short-term interest rates decline 200 basis points while long-term interest rates decline 50 basis points, the interest rate sensitivity model suggests that net-interest income will remain stable over the twelve and twenty-four month horizons and beyond. Management believes this scenario is more likely than a parallel 200 basis point decline in short and long-term interest rates, given the current shape of the yield curve.

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

Managing the Bank’s interest rate risk sensitivity has been challenging during a period of historically low interest rates. As was anticipated by Management through use of the interest rate sensitivity model, the Bank’s net interest income was moderately impacted over the past few years and this trend continued into the first six months of 2004. Following the nine short-term interest rate increases by the Federal Reserve since late June of 2004, as was anticipated by management through use of the interest rate sensitivity model, during the three and six months ended June 30, 2005 the Bank’s net interest margin increased 17 and 10 basis points compared with the same periods in 2004, respectively.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment/refinancing levels deviating from those assumed, the impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other such variables. The sensitivity analysis also does not reflect additional actions that the Bank’s ALCO and Board of Directors might take in responding to or anticipating changes in interest rates.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

            (a)  None

            (b)  None

            (c)  The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Section 240.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Company common stock during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1 – 30, 2005	4,711	$27.10	4,711	246,013
May 1 – 31, 2005	4,175	$27.01	4,175	241,838
June 1 – 30, 2005	11,789	$27.13	11,789	230,049

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

Item 3: Defaults Upon Senior Securities                                                 None

Item 4: Submission of Matters to a Vote of Security Holders

            (a)     The Company held its Annual Meeting on May 17, 2005.

            (b)     Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees for election to the Company’s Board of Directors as listed in the proxy statement.

            (c)  The following is a brief description of each matter voted upon at the meeting:

(i) Election of three candidates to the Board of Directors for a term of three years and to elect one candidate to the Board of Directors for a term of one year.

The votes for Directors were as follows:

Nominee Elected as Director	Term Expires	For	Withheld

Thomas A. Colwell	2008	2,327,332.72	20,752.89
Martha T. Dudman	2008	2,323,703.28	24,382.33
David B. Woodside	2008	2,333,044.59	15,041.02
Dwight L. Eaton	2006	2,319,038.97	29,046.64

Continuing members of the Board of Directors were as follows:

Name	Position	Current Term Expires

Robert C. Carter	Director	2006
John P. McCurdy	Director	2006
Peter Dodge	Director	2006
Scott G. Toothaker	Director	2006
Robert Phillips	Director	2007
Constance Shea	Director	2007
Kenneth Smith	Director	2007
Joseph M. Murphy	Director	2007

The vote to set the number of Directors for the ensuing year at thirteen was as follows:
For	Against	Abstain	Broker Non-Vote

2,345,611.72	5,713.99	12,327.89	0

Item 5: Other Information

            (a) None

            (b) None

Item 6: Exhibits

(a) Exhibits.

EXHIBIT NUMBER

3	3.1 Articles of Incorporation	Articles of Incorporation as amended July 11, 1995 are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171)

	3.2 Bylaws	Bylaws as amended to date are incorporated by reference to Form 10-K, Item 14 (a)(3) filed with the Commission March 28, 2002. (Commission Number 001-13349)

10

10.1 On June 29, 2005, the Company entered into Change in Control, Confidentiality and Non-competition Agreements with each of the following officers: Michael W. Bonsey, Senior Vice President of Credit Administration; Gregory W. Dalton, Senior Vice President of Commercial Lending; Daniel zs.. Hurley III, President of Bar Harbor Trust Services; Marsha C. Sawyer, Senior Vice President of Human Resources; and David W. Thibault, Senior Vice President of Operations. The agreements are identical except for the parties thereto.

Form of Agreement is incorporated by reference to Form 8-K, Exhibit 99.1, "Form of Change in Control, Confidentiality and Noncompetition Agreement," filed with the Commission on June 30, 2005 (Commission Number 13349).

31.1	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Principal Executive Officer, dated August 9, 2005	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Principal Financial Officer, dated August 9, 2005	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BAR HARBOR BANKSHARES

/s/Joseph M. Murphy

Date: August 9, 2005	Joseph M. Murphy
Chief Executive Officer

/s/Gerald Shencavitz

Date: August 9, 2005	Gerald Shencavitz
Chief Financial Officer