Form 10-Q
period 2005-09-30
BAR HARBOR BANKSHARES
filed 2005-11-09
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005                  Commission File No. 841105-D

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

YES: (X) NO: ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).

YES: (X) NO: ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES: ( ) NO (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 2, 2005
$2.00 Par Value	3,068,858

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)	3

	Financial Statements:

	Consolidated Balance Sheets at September 30, 2005, and December 31, 2004	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004	4

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	6

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2005 and 2004	7

	Notes to Consolidated Interim Financial Statements	8-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45-49

Item 4.	Controls and Procedures	49

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits	50-51

Signatures		51

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Dollars in thousands, except per share data)
(unaudited)

	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$ 12,482	$ 8,924
Overnight interest bearing money market funds	2,707	647
Total cash and cash equivalents	15,189	9,571
Available for sale securities, at fair value	159,687	176,337
Investment in Federal Home Loan Bank stock	10,800	10,500
Loans	493,854	448,478
Allowance for loan losses	(4,725)	(4,829)
Loans, net of allowance for loan losses	489,129	443,649
Premises and equipment, net	11,965	11,935
Goodwill	3,158	3,158
Bank owned life insurance	5,885	5,710
Other assets	6,895	5,951
TOTAL ASSETS	$702,708	$666,811

Liabilities
Deposits
Demand deposits	$ 60,636	$ 54,579
NOW accounts	68,530	63,535
Savings and money market deposits	131,478	139,179
Time deposits	124,161	117,279
Brokered time deposits	51,800	23,700
Total deposits	436,605	398,272
Short-term borrowings	93,708	89,851
Long-term borrowings	110,346	117,072
Other liabilities	5,689	5,574
TOTAL LIABILITIES	646,348	610,769

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at September 30, 2005 and December 31, 2004	7,287	7,287
Surplus	4,002	4,002
Retained earnings	54,170	51,733
Accumulated other comprehensive (loss) income:
Net unrealized (depreciation) appreciation on securities available for sale and derivative instruments, net of taxes of ($349) and $576 at September 30, 2005 and December 31, 2004, respectively	(716)	1,118
Less: cost of 574,766 shares and 563,965 shares of treasury stock at September 30, 2005 and December 31, 2004, respectively	(8,383)	(8,098)

TOTAL SHAREHOLDERS' EQUITY	56,360	56,042

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$702,708	$666,811

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Interest and dividend income:
Interest and fees on loans	$7,686	$6,100	$21,499	$17,542
Interest and dividends on securities and Fed funds	1,800	2,155	5,473	5,900
Total interest and dividend income	9,486	8,255	26,972	23,442

Interest expense:
Deposits	1,869	1,120	4,718	3,191
Short-term borrowings	656	306	1,711	692
Long-term borrowings	1,474	1,517	4,395	4,608
Total interest expense	3,999	2,943	10,824	8,491

Net interest income	5,487	5,312	16,148	14,951
Provision for loan losses	25	30	50	150
Net interest income after provision for loan losses	5,462	5,282	16,098	14,801

Non-interest income:
Trust and other financial services	474	429	1,489	1,419
Service charges on deposit accounts	406	395	1,050	1,149
Other service charges, commissions and fees	64	64	187	179
Credit card service charges and fees	894	787	1,472	1,311
Net securities gains	38	239	580	432
Net income on interest rate swap agreements	---	507	---	404
Other operating income	91	77	245	256
Total non-interest income	1,967	2,498	5,023	5,150

Non-interest expenses:
Salaries and employee benefits	2,323	2,297	7,421	6,823
Occupancy expense	290	277	891	881
Furniture and equipment expense	392	432	1,238	1,260
Credit card expenses	667	581	1,068	944
Other operating expense	1,155	1,445	3,857	4,341
Total non-interest expenses	4,827	5,032	14,475	14,249

Income before income taxes	2,602	2,748	6,646	5,702
Income taxes	780	805	1,911	1,520

Net income	$1,822	$1,943	$ 4,735	$ 4,182

Earnings Per Share:
Basic	$ 0.59	$ 0.63	$ 1.54	$ 1.35
Diluted	$ 0.58	$ 0.61	$ 1.49	$ 1.30

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2003	$7,287	$4,002	$48,746	$ 514	$(7,434)	$53,115
Net income	---	---	4,182	---	---	4,182
Total other comprehensive loss	---	---	---	(261)	---	(261)
Cash dividends declared ($0.60 per share)	---	---	(1,860)	---	---	(1,860)
Purchase of treasury stock (30,285 shares)	---	---	---	---	(801)	(801)
Stock options exercised (17,817 shares)	---	---	(175)	---	463	288
Balance September 30, 2004	$7,287	$4,002	$50,893	$ 253	$(7,772)	$54,663

Balance December 31, 2004	$7,287	$4,002	$51,733	$1,118	$(8,098)	$56,042
Net income	---	---	4,735	---	---	4,735
Total other comprehensive loss	---	---	---	(1,834)	---	(1,834)
Cash dividends declared ($0.63 per share)	---	---	(1,939)	---	---	(1,939)
Purchase of treasury stock (41,442 shares)	---	---	---	---	(1,134)	(1,134)
Stock options exercised (30,641 shares)	---	---	(359)	---	849	490
Balance September 30, 2005	$7,287	$4,002	$ 54,170	$ (716)	$(8,383)	$56,360

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$ 4,735	$ 4,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	854	893
Amortization of core deposit intangible	50	39
Provision for loan losses	50	150
Net realized gains on sales of securities available for sale	(580)	(416)
Net realized gain on sale of securities held to maturity	---	(16)
Unrealized gain on interest rate swap agreements	---	(29)
Net amortization of bond premiums	717	833
Venture capital fund investment impairment loss	19	173
Income on bank owned life insurance	(175)	(158)
Net change in other assets	(522)	(622)
Net change in other liabilities	115	195
Net cash provided by operating activities	5,263	5,224

Cash flows from investing activities:
Net receipt from branch acquisition	---	4,528
Purchases of securities held to maturity	---	(1,688)
Proceeds from maturities, calls and principal paydowns of securities held to maturity	---	394
Purchases of securities available for sale	(27,307)	(96,544)
Proceeds from maturities, calls and principal paydowns of securities available for sale	29,097	43,066
Proceeds from sale of securities held to maturity	---	491
Proceeds from sales of securities available for sale	12,398	35,763
Net increase in Federal Home Loan Bank stock	(300)	(1,531)
Net loans made to customers	(45,530)	(34,451)
Purchases of premises and equipment	(884)	(457)
Net cash used in investing activities	(32,526)	(50,429)

Cash flows from financing activities:
Net increase in deposits	38,333	36,995
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	631	(3,326)
Proceeds from Federal Home Loan Bank advances	---	25,000
Repayments of Federal Home Loan Bank advances	(3,500)	(10,559)
Purchases of treasury stock	(1,134)	(801)
Proceeds from stock option exercises	490	288
Payments of dividends	(1,939)	(1,860)
Net cash provided by financing activities	32,881	45,737

Net increase in cash and cash equivalents	5,61	532
Cash and cash equivalents at beginning of period	9,571	14,469
Cash and cash equivalents at end of period	$ 15,189	$ 15,001

Cash paid during the period for:
Interest	$ 10,754	$ 8,491
Income taxes, net of refunds	1,678	935

Non-cash transactions:
Unrealized depreciation on securities available for sale, net of reclassification adjustment, net of tax of $790 and $104, respectively	$ (1,535)	$ (203)
Net unrealized depreciation on interest rate derivatives, net of tax of $156 and $1, respectively	(303)	(1)
Amortization (accretion) of net deferred loss (gain) related to interest rate derivatives,net of tax of $2 and ($29), respectively	4	(57)

Acquired in branch purchase:
Carrying value of loans	$ ---	$ 12,343
Carrying value of premises and equipment	---	980
Carrying value of core deposit intangible	---	391
Carrying value of deposits	---	(21,100)
Excess of fair value of assets over liabilities (goodwill)	---	2,858
	$ ---	$ (4,528)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30
	2005	2004

Net income	$1,822	$1,943
Unrealized (depreciation) appreciation on securities available for sale, net of reclassification adjustment, net of tax of ($285) and $734, respectively	(553)	1,425
Net unrealized depreciation on interest rate derivatives, net of tax of $109 and $1, respectively	(212)	(1)
Amortization (accretion) of net deferred loss (gain) related to interest rate derivatives, net of taxof $1 and ($2), respectively	1	(4)
Total other comprehensive (loss) income	(764)	1,420
Total comprehensive income	$1,058	$3,363

	Nine Months Ended September 30
	2005	2004

Net income	$4,735	$4,182
Unrealized depreciation on securities available for sale, net of reclassification adjustment, net of tax of $790 and $104, respectively	(1,535)	(203)
Net unrealized depreciation on interest rate derivatives, net of tax of $156 and $1, respectively	(303)	(1)
Amortization (accretion) of net deferred loss (gain) related to interest rate derivatives, net of tax of $2 and ($29), respectively	4	(57)
Total other comprehensive loss	(1,834)	(261)
Total comprehensive income	$2,901	$3,921

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Dollars in thousands, except per share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and nine months ended September 30, 2005 is not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any other interim periods.

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

The allowance for loan losses (the "allowance") at the Company’s wholly owned banking subsidiary Bar Harbor Bank & Trust (the "Bank") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is available to absorb losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past and present conditions. Arriving at an appropriate level of allowance involves a high degree of judgment by management. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated regularly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration. The ongoing evaluation process includes a formal analysis, which considers among other factors: the character and size of the loan portfolio, business and economic conditions, real estate market conditions, collateral values, changes in product offerings or loan terms, changes in underwriting and/or collection policies, loan growth, previous charge-off experience, delinquency trends, non-performing loan trends, the performance of individual loans in relation to contract terms, and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses, and the amount and timing of realized losses and future allowance allocations could vary from current estimates. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the Bank’s borrowers may necessitate future additions or reductions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance, which also may necessitate future additions or reductions to the allowance, based on information available to them at the time of their examination.

The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for income tax return and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from past taxes paid and/or future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2005 and December 31, 2004, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

Note 3: Goodwill and Other Intangible Assets

A summary of goodwill follows:

	January 1, 2004	Goodwill Acquired	September 30, 2004
(in thousands)
Bar Harbor Bank & Trust	$ 300	$2,858	$3,158
Total	$ 300	$2,858	$3,158

	January 1,	Goodwill	September 30,
	2005	Acquired	2005
(in thousands)
Bar Harbor Bank & Trust	$3,158	$ ---	$3,158
Total	$3,158	$ ---	$3,158

During the first quarter of 2004, the Company acquired $2,858 of goodwill in connection with the Bank’s acquisition of a branch in Rockland, Maine.

The Company also has a core deposit intangible asset related to the Bank’s acquisition of the Rockland branch. The core deposit intangible asset is being amortized over an estimated useful life of six-years, and is included in other assets on the consolidated balance sheets.

A summary of the core deposit intangible asset follows as of September 30, 2005 and December 31, 2004:

(in thousands)	September 30, 2005	December 31, 2004
Core deposit intangibles:
Gross carrying amount	$391	$391
Less: accumulated amortization	106	56
Net carrying amount	$285	$335

Amortization expense on finite-lived intangible assets is expected to total $17 for the remainder of 2005, and $67 for each of the years 2006 through 2009.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

(in thousands, except number of shares and per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income	$ 1,822	$ 1,943	$ 4,735	$ 4,182

Computation of Earnings Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,073,102	3,100,189	3,079,518	3,102,464
Effect of dilutive employee stock options	84,522	106,633	93,034	110,255
Diluted	3,157,624	3,206,822	3,172,552	3,212,719

EARNINGS PER SHARE:
Basic	$ 0.59	$ 0.63	$ 1.54	$ 1.35
Diluted	$ 0.58	$ 0.61	$ 1.49	$ 1.30

For the three and nine months ended September 30, 2005, and 2004, the total number of anti-dilutive shares were 18,628 and 19,375 compared with 16,658 and 13,186, respectively.

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

		Earnings Per Share
Three Months Ended September 30, 2005:	Net Income	Basic	Diluted

As reported	$1,822	$0.59	$0.58
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	14	0.00	0.00
Pro forma	$1,808	$0.59	$0.58

		Earnings Per Share
Three Months Ended September 30, 2004:	Net Income	Basic	Diluted

As reported	$1,943	$0.63	$0.61
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	13	0.00	0.00
Pro forma	$1,930	$0.63	$0.61

		Earnings Per Share
Nine Months Ended September 30, 2005:	Net Income	Basic	Diluted

As reported	$4,735	$1.54	$1.49
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	101	0.03	0.03
Pro forma	$4,634	$1.51	$1.46

		Earnings Per Share
Nine Months Ended September 30, 2004:	Net Income	Basic	Diluted

As reported	$4,182	$1.35	$1.30
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	95	0.03	0.03
Pro forma	$4,087	$1.32	$1.27

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

The following tables provide the net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004:

	Health Care and Life Insurance		Supplemental Executive Retirement Plans

Three Months Ended September 30	2005	2004	2005	2004

Service cost	$ ---	$ ---	$ 43	$ 70
Interest cost	18	21	50	38
Amortization of actuarial loss	(4)	(6)	---	---
Net periodic benefit cost	$ 14	$ 15	$ 93	$108

Nine Months Ended September 30

Service cost	$ ---	$ ---	$129	$210
Interest cost	55	63	150	115
Amortization of actuarial loss	(12)	(18)	---	---
Net periodic benefit cost	$ 43	$ 45	$278	$325

The Company is expected to contribute $371 to the foregoing plans in 2005. As of September 30, 2005, the Company had contributed $271 to the plans.

Note 7: Commitments and Contingent Liabilities

The Bank is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit.

 Commitments to originate loans, including unused lines of credit, are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit policy to make such commitments as it uses for on-balance-sheet items, such as loans. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

The Bank guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are primarily issued in support of third-party debt or obligations. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet instruments. Exposure to credit loss in the event of non-performance by the counter-party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. Typically, these standby letters of credit have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.

The following table summarizes the contractual amounts of commitments and contingent liabilities as of September 30, 2005 and December 31, 2004:
(dollars in thousands)	September 30, 2005	December 31, 2004

Commitments to originate loans	$37,395	$14,435
Unused lines of credit	$70,395	$75,732
Un-advanced portions of construction loans	$ 9,562	$ 7,336
Standby letters of credit	$ 115	$ 1,155

As of September 30, 2005, and December 31, 2004, the fair value of the standby letters of credit were not significant to the Company’s consolidated financial statements.

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

At September 30, 2005 the Bank had three outstanding derivative instruments with notional principal amounts totaling $40 million. The details are summarized as follows:

INTEREST RATE SWAP AGREEMENTS
(Dollars in thousands)

Description	Maturity	Notional Amount	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime (6.75%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (6.75%)

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

During the first quarter of 2004, these interest rate swap agreements were de-designated as cash flow hedges and, from the time of de-designation, changes in their fair value and current period net cash flows representing net amounts received from or paid to counter-parties were recorded in the consolidated statement of income and included as part of non-interest income. The unrealized gain on these interest rate swap agreements at December 31, 2003 of $86 remained in accumulated other comprehensive income, net of tax, and is being accreted into interest income over the remaining terms of the respective swap agreements.

In July 2004, the Financial Accounting Standards Board ("FASB") issued guidance regarding SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:  Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans", in which the FASB indicated the first-payments-received technique for identifying the hedged forecasted transactions (that is, the hedged interest payments) can be used in a cash flow hedge of the variable prime-rate-based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of pre-payable interest-bearing loans, provided all other conditions for a cash flow hedge have been met. During the third quarter of 2004, the Bank designated its interest rate swap agreements as cash flow hedges and, prospectively from the time of this designation, unrealized gains or losses arising from changes in their fair value are recorded in accumulated other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties are recorded as interest income.

At September 30, 2005, the fair market value of the interest rate swap agreements was ($596), compared with ($225) and $28 at December 31 and September 30, 2004, respectively. The fair market value of the interest rate swap agreements is included in other assets on the consolidated balance sheets.

 At September 30, 2005, the net unrealized gain (loss) on the interest rate swap agreements included in accumulated other comprehensive income (loss), net of tax, amounted to ($394), compared with ($149) and $1 at December 31 and September 30, 2004. Also included in accumulated other comprehensive loss at September 30, 2005, was a net deferred loss, net of tax, of $11 related to the de-designation and re-designation of these swaps as cash flow hedges in 2004.

During the three and nine months ended September 30, 2004, the net unrealized gain on interest rate swap agreements recorded in non-interest income amounted to $428 and $29, respectively. A summary of the total unrealized gains (losses) that were recorded in non-interest income during periods in which hedge accounting was not applied follows:

Three months ended:

(Dollars in thousands)

March 31, 2004	June 30, 2004	September 30, 2004	Total

$328	$(727)	$428	$29

During the three and nine months ended September 30, 2005, the total net cash flows received from (paid to) counter-parties amounted to ($12) and $33, compared with $89 and $386 during the same periods in 2004. The net cash flows received from counter-parties during the three and nine months ended September 30, 2005 were recorded in interest income (hedge accounting), whereas during the period from January 1, 2004 to September 16, 2004, the net cash flows were recorded in non-interest income (non-hedge accounting).

INTEREST RATE FLOOR AGREEMENT
(Dollars in thousands)
Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/01/10	6.00%	$176

During September 2005, an interest rate floor agreement was purchased to limit the Bank’s exposure to falling rates on loans indexed to the Prime interest rate. Under the terms of the agreement, the Bank paid a premium of $176 for the right to receive cash flow payments if the Prime rate falls below the floor of 6.00%, thus effectively locking interest income at a minimum of 6.00% on the $20 million notional amount for the duration of the agreement. The interest rate floor agreement was designated as a cash flow hedge in accordance with SFAS 133.

At September 30, 2005, the fair market value of the floor agreement was $89 and was included in other assets on the Company’s consolidated balance sheet. Pursuant to SFAS 133, changes in the fair market value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income or loss.

The premium paid on the interest rate floor agreement is included in accumulated other comprehensive (loss) income on the consolidated balance sheet and is being recognized in interest income over the duration of the agreement using the floorlet method, in accordance with SFAS 133. At September 30, 2005, the remaining unamortized premium, net of tax, was $116. During the next twelve months, $11 of the premium will be recognized in interest income, decreasing the interest income related to the hedged pool of Prime based loans.

At September 30, 2005, the unamortized premium net of the unrealized loss on the interest rate floor agreement amounted to $58, net of tax, and was recorded in accumulated other comprehensive loss on the consolidated balance sheet.

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

Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments: On November 3, 2005, FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), which addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

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

Use of Non-GAAP Financial Measures: Certain information is discussed on a fully taxable equivalent basis. Specifically, included in third quarter 2005 and 2004 net interest income was $358 and $437, respectively, of tax-exempt interest income from certain investment securities and loans. For the nine months ended September 30, 2005 and 2004, the amount of tax-exempt income included in net interest income was $1,178 and $1,219 respectively. An amount equal to the tax benefit derived from this tax-exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax-equivalent adjustments of $149 and $193 in the third quarter of 2005 and 2004 respectively, and $502 and $531 in tax-equivalent adjustments for the nine months ended September 30, 2005 and 2004, respectively. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

Income Taxes – The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2005 and December 31, 2004, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

SUMMARY OVERVIEW

The Company reported consolidated net income of $1,822 or fully diluted earnings per share of $0.58 for the three months ended September 30, 2005 compared with $1,943 or fully diluted earnings per share of $0.61 for the same quarter in 2004, representing declines of $121 and $0.03, or 6.2% and 4.8%, respectively. The annualized return on average assets ("ROA") and average shareholders’ equity ("ROE") amounted to 1.04% and 12.88%, respectively, compared with 1.15% and 14.39% for the same quarter in 2004.

As more fully enumerated below, the decline in third quarter 2005 net income compared with the same quarter in 2004 was principally attributed to a mark-to-market adjustment of $428 recorded in the third quarter of 2004 representing unrealized gains on interest rate swap agreements. Also in the third quarter of 2004, these interest rate swap agreements were designated as cash flow hedges and, prospectively from the time of this designation, changes in their fair value are recorded in accumulated other comprehensive income (loss) and are not reflected in current period earnings.

Also contributing to the decline in third quarter 2005 earnings compared with the same quarter last year was a $201 decline in net gains on the sale of securities.

For the nine months ended September 30, 2005, consolidated net income amounted to $4,735 or fully diluted earnings per share of $1.49, compared with $4,182 or fully diluted earnings per share of $1.30 for the same period in 2004, representing increases of $553 and $0.19, or 13.2% and 14.7%, respectively. The ROA and ROE amounted to 0.93% and 11.27%, respectively, compared with 0.87% and 9.52% during the first nine months of 2004.

As more fully enumerated below, the increase in net income during the nine months ended September 30, 2005 compared with the same period in 2004 was principally attributed to increases in net interest income and gains on the sale of investment securities amounting to $1,197 and $148, or 8.0% and 34.3%, respectively. Also contributing to the earnings increase was a $100 decline in the provision for loan losses. Comparing the first nine months of 2005 with the same period in 2004, total non-interest expenses posted an increase of $226, or less than 2%.

Driven by strong loan growth, total assets surpassed $700 million during the quarter ended September 30, 2005, increasing $36 million and $48 million, or 5.4% and 7.3% compared with December 31, and September 30, 2004, respectively.

At September 30, 2005 the Company’s tangible book value per share of common stock outstanding amounted to $17.34, compared with $16.66 at the same date in 2004, representing an increase of $0.68, or 4.1%.

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

For the quarter ended September 30, 2005, net interest income on a fully tax-equivalent basis amounted to $5,636, compared with $5,505 during the third quarter of 2004, representing an increase of $131, or 2.4%. The increase in net interest income was principally attributed to an increase in average earning assets of $26,226 or 4.1%, offset in part by a six basis point decline in the net interest margin, when comparing the three months ended September 30, 2005 with the same quarter in 2004.

For the nine months ended September 30, 2005, net interest income on a fully tax-equivalent basis amounted to $16,650, compared with $15,482 during the same period in 2004, representing an increase of $1,168 or 7.5%. The increase in net interest income was principally attributed to an increase in average earning assets of $37,900 or 6.3%, aided by a five basis point improvement in the net interest margin, when comparing the nine months ended September 30, 2005 with the same period in 2004.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following table summarizes the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and nine months ended September 30, 2005 and 2004, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
SEPTEMBER 30, 2005 AND 2004

		2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$491,171	$7,697	6.22%	$422,640	$6,108	5.75%
Taxable investment securities	128,403	1,325	4.09%	162,632	1,637	4.00%
Non-taxable investment securities (3)	27,151	468	6.84%	35,008	604	6.86%
Total Investments	155,554	1,793	4.57%	197,640	2,241	4.51%
Investment in Federal Home Loan Bank stock	10,800	120	4.41%	11,726	89	3.02%
Fed funds sold, money market funds, and time deposits with other banks	2,865	25	3.46%	2,158	10	1.84%

Total Earning Assets	660,390	9,635	5.79%	634,164	8,448	5.30%

Non Interest Earning Assets:
Cash and due from banks	10,346			9,626
Allowance for loan losses	(4,730)			(4,923)
Other assets (2)	28,573			31,342
Total Assets	$694,579			$670,209

Interest Bearing Liabilities:
Deposits	$367,976	$1,869	2.02%	$333,319	$1,120	1.34%
Securities sold under repurchase agreements and fed funds purchased	14,320	69	1.91%	10,215	29	1.13%
Borrowings from Federal Home Loan Bank	191,598	2,061	4.27%	207,895	1,794	3.43%
Total Borrowings	205,918	2,130	4.10%	218,110	1,823	3.33%
Total Interest Bearing Liabilities	573,894	3,999	2.76%	551,429	2,943	2.12%
Rate Spread			3.03%			3.18%

Non Interest Bearing Liabilities:
Demand deposits	58,421			57,610
Other liabilities	6,159			7,454
Total Liabilities	638,474			616,493
Shareholders' Equity	56,105			53,716
Total Liabilities and Shareholders' Equity	$694,579			$670,209
Net Interest Income and Net Interest Margin (3)		5,636	3.39%		5,505	3.45%
Less: Tax Equivalent Adjustment		(149)			(193)
Net Interest Income		$5,487	3.30%		$5,312	3.33%
  For purposes of these computations, non-accrual loans are included in average loans.
  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
  For purposes of these computations, reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
NINE MONTHS ENDED
SEPTEMBER 30, 2005 AND 2004

		2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$471,716	$21,528	6.10%	$409,197	$17,567	5.73%
Taxable investment securities	129,291	3,987	4.12%	149,565	4,500	4.02%
Non-taxable investment securities (3)	30,405	1,579	6.94%	33,885	1,664	6.56%
Total Investments	159,696	5,566	4.66%	183,450	6,164	4.49%
Investment in Federal Home Loan Bank stock	10,683	333	4.17%	10,595	205	2.58%
Fed funds sold, money market funds, and time deposits with other banks	2,002	47	3.14%	2,955	37	1.67%

Total Earning Assets	644,097	27,474	5.70%	606,197	23,973	5.28%

Non Interest Earning Assets:
Cash and due from banks	9,037			8,477
Allowance for loan losses	(4,783)			(5,231)
Other assets (2)	28,871			34,327
Total Assets	$677,222			$643,770

Interest Bearing Liabilities:
Deposits	$355,676	$4,718	1.77%	$320,629	$3,191	1.33%
Securities sold under repurchase agreements and fed funds purchased	13,735	178	1.73%	12,744	108	1.13%
Borrowings from Federal Home Loan Bank	194,076	5,928	4.08%	196,968	5,192	3.52%
Total Borrowings	207,811	6,106	3.93%	209,712	5,300	3.38%
Total Interest Bearing Liabilities	563,487	10,824	2.57%	530,341	8,491	2.14%
Rate Spread			3.13%			3.14%

Non Interest Bearing Liabilities:
Demand deposits	51,658			49,107
Other liabilities	5,904			5,644
Total Liabilities	621,049			585,092
Shareholders' Equity	56,173			58,678
Total Liabilities and Shareholders' Equity	$677,222			$643,770
Net Interest Income and Net Interest Margin (3)		16,650	3.46%		15,482	3.41%
Less: Tax Equivalent Adjustment		(502)			(531)
Net Interest Income		$16,148	3.35%		$14,951	3.29%
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

For the three and nine months ended September 30, 2005 the net interest margin amounted to 3.39% and 3.46%, representing a decline of six basis points and an increase of five basis points compared with the same periods in 2004, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

FOR QUARTER ENDED	2005			2004				2003
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr

	Average	Average	Average	Average	Average	Average	Average	Average
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate
Interest Earning Assets:
Loans (1,2)	6.22%	6.10%	5.97%	5.91%	5.75%	5.63%	5.83%	6.14%
Taxable investment securities	4.09%	4.11%	4.16%	4.01%	4.00%	3.71%	4.40%	4.22%
Non-taxable investment securities (2)	6.84%	6.76%	7.19%	6.95%	6.86%	6.91%	5.88%	6.03%
Total Investments	4.57%	4.62%	4.78%	4.57%	4.51%	4.28%	4.70%	4.61%
Investment in Federal Home Loan Bank stock	4.41%	4.07%	4.02%	3.49%	3.02%	2.47%	2.17%	2.79%
Fed funds sold, money market funds, and time deposits with other banks	3.46%	3.20%	2.28%	2.33%	1.84%	1.28%	2.06%	1.75%
Total Earning Assets	5.79%	5.70%	5.61%	5.48%	5.30%	5.14%	5.43%	5.63%

Interest Bearing Liabilities:
Deposits	2.02%	1.76%	1.52%	1.41%	1.34%	1.32%	1.38%	1.37%
Securities sold under repurchase agreements and fed funds purchased	1.91%	1.82%	1.45%	1.11%	1.13%	1.15%	1.12%	1.10%
Other borrowings	4.27%	4.07%	3.91%	3.86%	3.43%	3.41%	3.76%	3.95%
Total Borrowings	4.10%	3.93%	3.75%	3.65%	3.33%	3.28%	3.54%	3.70%
Total Interest Bearing Liabilities	2.76%	2.56%	2.37%	2.23%	2.12%	2.10%	2.25%	2.27%

Rate Spread	3.03%	3.14%	3.24%	3.25%	3.18%	3.04%	3.18%	3.36%

Net Interest Margin (2)	3.39%	3.45%	3.54%	3.55%	3.45%	3.28%	3.51%	3.70%

Net Interest Margin without Tax Equivalent Adjustments	3.30%	3.35%	3.41%	3.43%	3.33%	3.16%	3.40%	3.58%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, reported on a tax equivalent basis.

Over the past few years, the Bank has been deliberate in its efforts to mitigate the interest rate risk associated with the addition of long term, fixed rate earning assets to the balance sheet during periods of historically low interest rates. While an asset sensitive balance sheet pressures the net interest margin and net interest income in an extended flat or declining interest rate environment, it typically strengthens it in a rising interest rate environment, a scenario management anticipated as being more likely to occur. Management believes that its strategy of maintaining an asset sensitive balance sheet was important to the Company’s long-term success and better positioned it for rising interest rates and an improving economy.

In June of 2004, the Board of Governors of the Federal Reserve System (the "Federal Reserve") began increasing short-term interest rates. Over the past fifteen months, the Fed funds targeted rate was increased eleven times, ending the third quarter of 2005 at 3.75%. However, during this same period of time, the benchmark 10-year U.S. Treasury note declined 55 basis points, causing a dramatic 330 basis point flattening of the U.S. Treasury yield curve.

The short-term rate increases since June 2004 and flattening of the U.S. Treasury yield curve have not had a significant impact on the Bank’s net interest margin, as the Bank’s earning asset base has been re-pricing at a pace similar to the increases in its funding costs, due in part to a large floating rate loan base and the Bank’s asset sensitive balance sheet.

During the nine months ended September 30, 2005, the net interest margin showed a five basis point increase compared with the same period in 2004. However, during the three-month period ended September 30, 2005 the net interest margin showed a moderate amount of erosion, declining six basis points compared with the same period in 2004. This decline was principally attributed to the increases in the Bank’s cost of funds outpacing the increase in yields on its earning assets by 15 basis points, reflecting competitive pricing pressures on the Bank’s deposit base and a proportionately higher utilization of wholesale funding, particularly brokered deposits obtained in the national market.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the three and nine-month periods ended September 30, 2005, total interest income, on a fully tax-equivalent basis, amounted to $9,635 and $27,474 compared with $8,448 and $23,973 during the same periods in 2004, representing increases of $1,187 and $3,501, or 14.1% and 14.6%, respectively.

The increases in interest income were attributed to average earning asset growth of $26,226 and $37,900 combined with 49 and 42 basis point increases in average earning asset yields, when comparing the three and nine-month periods ended September 30, 2005 with the same periods in 2004. Principally reflecting the Federal Reserve’s increases in short-term interest rates, the yield on average earning assets amounted to 5.79% and 5.70% during the three and nine-month periods ended September 30, 2005, compared with 5.30% and 5.28% during the same periods in 2004, respectively.

Comparing the three and nine months ended September 30, 2005 with the same periods in 2004, the yield on the Bank’s loan portfolio increased 47 and 37 basis points to 6.22% and 6.10% respectively, while the yield on the investment securities portfolio increased 6 and 17 basis points to 4.57% and 4.66%, respectively.

Interest Expense: For the three and nine-month periods ended September 30, 2005, total interest expense amounted to $3,999 and $10,824 compared with $2,943 and $8,491 during the same periods in 2004, representing increases of $1,056 and $2,333, or 35.9% and 27.5%, respectively.

The increases in interest expense were attributed to increases in average interest bearing liabilities amounting to $22,465 and $33,146, combined with 64 and 43 basis point increases in the cost of funds, when comparing the three and nine-month periods ended September 30, 2005 with the same periods in 2004. The increase in the average cost of interest bearing funds was principally attributed to the increases in short-term market interest rates between periods.

Comparing the three and nine-month periods ended September 30, 2005 with the same periods in 2004, the cost of deposits increased 68 and 44 basis points to 2.02% and 1.77% respectively, while the cost of borrowed funds increased 77 and 55 basis points to 4.10% and 3.93%, respectively. The increase in borrowing costs outpaced the cost of deposits, reflecting the shorter maturities in the Bank’s borrowing base that were more susceptible to movements in short-term market interest rates. The Bank has also lagged the market with respect to the re-pricing of non-maturity deposits, a trend that may not continue in the future as competitive market pressures continue to accelerate.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS SEPTEMBER 30, 2004
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$1,058	$ 531	$1,589
Taxable investment securities	(349)	37	(312)
Non-taxable investment securities (2)	(134)	(2)	(136)
Investment in Federal Home Loan Bank stock	(6)	37	31
Fed funds sold, money market funds, and time deposits with other banks	4	11	15

TOTAL EARNING ASSETS	$ 573	$ 614	$1,187

Interest bearing deposits	127	622	749
Securities sold under repurchase agreements and Fed funds purchased	15	25	40
Borrowings from Federal Home Loan Bank	(127)	394	267
TOTAL INTEREST BEARING LIABILITIES	$ 15	$1,041	$1,056

NET CHANGE IN NET INTEREST INCOME	$558	$ (427)	$ 131

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For the purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS SEPTEMBER 30, 2004
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$2,791	$1,170	$3,961
Taxable investment securities	(634)	121	(513)
Non-taxable investment securities (2)	(198)	113	(85)
Investment in Federal Home Loan Bank stock	2	126	128
Fed funds sold, money market funds, and time deposits with other banks	(6)	16	10

TOTAL EARNING ASSETS	$1,955	$1,546	$3,501

Interest bearing deposits	376	1,151	1,527
Securities sold under repurchase agreements and Fed funds purchased	9	61	70
Borrowings from Federal Home Loan Bank	(74)	810	736
TOTAL INTEREST BEARING LIABILITIES	$ 311	$2,022	$2,333

NET CHANGE IN NET INTEREST INCOME	$1,644	$ (476)	$1,168

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For the purposes of these computations, interest income is reported on a tax-equivalent basis.

Provision for Loan Losses

The provision for loan losses reflects the amount necessary to maintain the allowance for loan losses ("allowance") at a level that, in management’s judgment, is appropriate for the amount of inherent risk of loss in the Bank’s current loan portfolio. In prior reporting periods the allowance incorporated loss estimates relating to certain borrowers in the Maine wild blueberry processing industry that were involved in legal proceedings with certain blueberry growers, which management believed warranted recognition of increased credit risk. During the first quarter of 2005, these legal matters were, in the opinion of management, satisfactorily resolved, thus improving the overall credit risk profile of the Bank’s loan portfolio.

The Bank’s non-performing loans remained at low levels during the three and nine months ended September 30, 2005. Non-performing loans at September 30, 2005 amounted to $652, representing declines of $71 and $198, or 9.8% and 23.3% compared with December 31 and September 30, 2004, respectively. Non-performing loans expressed as a percentage of total loans stood at 0.13% at September 30, 2005, compared with 0.16% and 0.20% at December 31 and September 30, 2004. The allowance expressed as a percentage of non-performing loans amounted to 725% at September 30, 2005, compared with 668% and 563% at December 31 and September 30, 2004, respectively.

The Bank's loan loss experience also showed improvement during the first nine months of 2005 compared with the same period in 2004. Net charge-offs amounted to $154, or annualized net charge-offs to average loans outstanding of 0.04%, compared with net charge-offs of $645, or annualized net charge-offs to average loans outstanding of 0.21% during the nine months ended September 30, 2004.

Reflecting the continued stable performance of the loan portfolio, combined with certain improvements with respect to specific credit relationships including borrowers engaged in the Maine wild blueberry processing industry, during the three and nine months ended September 30, 2005 the Bank recorded a provision for loan losses of $25 and $50, respectively, compared with $30 and $150 during the same periods in 2004, representing declines of $5 and $100, respectively.

Refer to Part I, Item 2 below, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. During the three and nine-month periods ended September 30, 2005, total non-interest income amounted to $1,967 and $5,023, compared with $2,498 and $5,150 during the same periods in 2004, representing declines of $531 and $127, or 21.3% and 2.5%, respectively.

Factors contributing to the changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Other Financial Services: Income from trust and financial services is principally derived from fee income based on a percentage of the market value of client assets under management and held in custody and, to a lesser extent, revenue derived from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

During the three and nine-month periods ended September 30, 2005, income from trust and other financial services amounted to $474 and $1,489 compared with $429 and $1,419 during the same periods in 2004, representing increases of $45 and $70, or 10.5% and 4.9%, respectively.

The increases in fee income were driven by trust and investment management services, as revenue generated from third-party brokerage activities at Bar Harbor Financial Services posted small declines, reflecting lower trading volumes during the three and nine months ended September 30, 2005 compared with the same periods in 2004.

At September 30, 2005, total managed assets at Bar Harbor Trust Services, a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $214,709 compared with $196,079 and $179,658 at December 31 and September 30, 2004, representing increases of 9.5% and 19.5%, respectively.

Service Charges on Deposits: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees.

Income generated from service charges on deposit accounts totaled $406 and $1,050 during the three and nine-month periods ended September 30, 2005, compared with $395 and $1,149 during the same periods in 2004, representing an increase of $11 or 2.8% and a decline of $99 or 8.6%, respectively.

Income generated from service charges on deposit accounts continued under pressure during the third quarter of 2005. Given aggressive competitive pricing in the markets served by the Bank, it has not increased its service charge fees on deposit accounts over the past few years, while customers have been closing or consolidating small balance accounts, migrating to relationship products that have lower fees, and reducing their volume of account overdraft activity.

Bank management anticipates that aggressive competitive pricing of deposit products will continue in the foreseeable future, as financial institutions compete for deposit balances to support earning asset growth and continue to offer a variety of no fee products. In the second quarter of 2005 the Bank launched several new deposit products, including free checking, which it believes are highly competitive and designed to satisfy the changing expectations of both individual and small business customers.

Credit Card Service Charges and Fees: This income is principally derived from the Bank’s merchant credit card processing services and, to a lesser extent, fees associated with its Visa credit card product.  Historically, the Bank's merchant credit card processing activities have been highly seasonal in nature with transaction and fee income volumes peaking in the summer and fall, while declining in the winter and spring.

During the three and nine-month periods ended September 30, 2005, credit card service charges and fees amounted to $894 and $1,472 compared with $787 and $1,311 during the same periods in 2004, representing increases of $107 and $161, or 13.6% and 12.3%, respectively.

While merchant credit card processing profit margins have tightened and competition from large regional processors has intensified, the Bank has been able to generate higher levels of revenue through increased volumes of transactions, competitive pricing strategies, and the local support offered by a community bank.

Net Gains on the Sale of Securities: During the three and nine-month periods ended September 30, 2005, net gains on the sale of securities amounted to $38 and $580 compared with $239 and $432 during the same periods in 2004, representing a decline of $201 or 84.1% and an increase of $148 or 34.3%, respectively.

The interest rate environment during the third quarter of 2005, combined with the liquidity provided by the inflows of seasonal deposits, did not present as much opportunity or need to sell investment securities. The majority of securities gains realized in 2005 occurred during the second quarter when the yield on the benchmark 10-year Treasury note dropped to as low as 3.83%, representing a fifteen month low. The volatile interest rate environment during the second quarter presented opportunities to reduce certain holdings in the securities portfolio, during a period of tight liquidity associated with seasonal deposit outflows.

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

Income on Interest Rate Swap Agreements: As part of its overall asset/liability management strategy, the Bank periodically uses interest rate swap agreements to minimize significant unanticipated fluctuations in earnings and cash flows caused by interest rate volatility. At September 30, 2005 the Bank had two outstanding interest rate swap agreements with notional principal amounts totaling $20 million.

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

During the three and nine-month periods ended September 30, 2005, there were no income or losses recorded in non-interest income, compared with income of $507 and $404 during the same periods in 2004.

During the three and nine months ended September 30, 2005, net unrealized losses amounting to $156 and $245 respectively, net of tax, were recorded in accumulated other comprehensive income, representing mark-to-market adjustments for the interest rate swap agreements (hedge accounting). During the three and nine months ended September 30, 2004, net unrealized gains amounting to $428 and $29 were recorded in non-interest income, representing mark-to-market adjustments for the interest rate swap agreements (non-hedge accounting).

During the three and nine months ended September 30, 2005, the total net cash flows received from (paid to) counter-parties amounted to ($12) and $33, compared with $79 and $376 during the same periods in 2004, reflecting a 2.75% increase in the Prime interest rate between the 2005 and 2004 reporting periods. The net cash flows received from (paid to) counter-parties during the three and nine months ended September 30, 2005 were recorded in interest income (hedge accounting), whereas during the same periods in 2004 the net cash flows were recorded in non-interest income (non-hedge accounting).

Other Operating Income: During the three and nine-month periods ended September 30, 2005 total other operating income amounted to $91 and $245, compared with $77 and $256 during the same periods in 2004, representing an increase of $14 or 18.2% and a decline of $11 or 4.3%, respectively.

Other operating income is principally derived from bank-owned life insurance ("BOLI"), representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. For the three and nine months ended September 30, 2005, income from BOLI amounted to $67 and $175 compared with $58 and $158 during the same periods in 2004, respectively.

Non-interest Expense

For the three and nine-month periods ended September 30, 2005, total non-interest expenses amounted to $4,827 and $14,475, compared with $5,032 and $14,249 during the same periods in 2004, representing a decline of $205 or 4.1% and an increase of $226 or 1.6%, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three and nine-month periods ended September 30, 2005, salaries and employee benefit expenses amounted to $2,323 and $7,421, compared with $2,297 and $6,823 during the same periods in 2004, representing increases of $26 and $598, or 1.1% and 8.8%, respectively.

The increases in salaries and benefits were attributed to a variety of reasons including the recording of an employee severance payment of $238 during the first quarter of 2005, made in connection with the Company’s previously announced resignation of Dean S. Read as President of the Bank. Increases were also attributed to a vacant senior management position during the first six months of 2004 at Bar Harbor Trust Services, which was subsequently filled during the third quarter of 2004. The balance of the increases in salaries and benefits was attributed to overall increases in the level of employee compensation, including employee incentive compensation, as well as the impact and timing of certain staffing changes during 2004 and 2005.

Occupancy Expenses: During the three and nine-month periods ended September 30, 2005, occupancy expenses amounted to $290 and $891, compared with $277 and $881 during the same periods in 2004, representing increases of $13 and $10, or 4.7% and 1.1%, respectively.

The relatively small increase in occupancy expenses for the nine months ended September 30, 2005 compared with the same period in 2004, was principally attributed to certain expenses incurred in 2004 in connection with the Bank’s sprucing up campaign, which among other things included accelerated maintenance at all branch office locations.

Furniture and Equipment Expenses

During the three and nine-month periods ended September 30, 2005, furniture and equipment expenses amounted to $392 and $1,238 compared with $432 and $1,260 during the same periods in 2004, representing declines of $40 and $22, or 9.3% and 1.8%, respectively.

The declines in furniture and equipment expenses reflect a variety of non-recurring costs incurred in connection with the Bank’s acquisition of a branch in the community of Rockland, Maine during the first quarter of 2004. In addition, during 2005 the Bank reduced its maintenance costs on certain data processing equipment in connection with the purchase of new equipment and the renegotiation of the underlying maintenance contracts.

Other Operating Expenses: During the three and nine-month periods ended September 30, 2005, other operating expenses amounted to $1,155 and $3,857, compared with $1,445 and $4,341 during the same periods in 2004, representing declines of $290 and $484, or 20.1% and 11.2%, respectively.

The principal reasons for the declines in other operating expenses are enumerated below.

Marketing related expenses declined $177 and $288 during the three and nine months ended September 30, 2005 compared with the same periods in 2004, respectively, reflecting certain non-recurring costs associated with the Company’s market research and re-branding initiatives undertaken during 2004.

Included in 2004 other operating expenses was a $160 loss recorded at Bar Harbor Trust Services associated with an unsecured trust account investment authorized by the beneficiaries of the trust, however, subsequently deemed by management as inappropriate. During the fourth quarter of 2004, the investment was secured and a recovery of $128 was recorded.

Included in 2005 and 2004 other operating expenses were write-downs of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired. These investment funds, originating as early as 1987 and qualifying for Community Reinvestment Act credit, generally represent socially responsible venture capital investments in small businesses throughout Maine and New England. During the three and nine months ended September 30, 2005, these impairment write-downs amounted to $1 and $19 compared with $15 and $173 during the same periods in 2004, representing declines of $14 and $154, respectively.

Income Taxes

During the three and nine-month periods ended September 30, 2005, income taxes amounted to $780 and $1,911, compared with $805 and $1,520 during the same periods in 2004, representing a decrease of $25 and an increase of $391, or (3.1%) and 25.7%, respectively. Comparing the nine months ended September 30, 2005, with the same period in 2004, the percentage increases in income taxes outpaced the increases in pre-tax earnings principally due to non-taxable income generated from the Bank’s securities and loan portfolios bearing a smaller percentage of income before income taxes than the comparable periods in 2004.

The Company's effective tax rate for the three and nine-month periods ended September 30, 2005 amounted to 30.0% and 28.8%, compared with 29.3% and 26.7% for the same periods in 2004. The income tax provisions for these periods are less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Comparing the three and nine-month periods ended September 30, 2005 with the same periods in 2004, the effective tax rates showed increases, principally due to non-taxable income bearing a smaller percentage of income before income taxes than the comparable periods in 2004.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and investment securities, which at September 30, 2005 represented 70.3% and 22.7% of total assets, respectively. At September 30, 2005, total assets amounted to $702,708 compared with $666,811 and $654,699 at December 31 and September 30, 2004, representing increases of $35,897 and $48,009, or 5.4% and 7.3%, respectively.

Comparing September 30, 2005, with the same date in 2004, total loans increased $64,297 or 15.0%, while investment securities declined $16,510, or 9.4%. Comparing September 30, 2005 with December 31, 2004, total loans increased $45,376 or 10.1%, while investment securities declined $16,650, or 9.4%. Over the past twelve months, a portion of the cash flows from the securities portfolio were redeployed to help support the funding of loan growth.

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

At September 30, 2005, total investment securities amounted to $159,687, compared with $176,337 and $176,197 at December 31 and September 30, 2004, representing declines of $16,650 and $16,510, or 9.4%, respectively.

During the nine months ended September 30, 2005, management chose not to continue leveraging the balance sheet by increasing the investment securities portfolio. Management also chose not to reinvest a portion of the cash flows from the securities portfolio. These actions were taken in light of strong loan growth, a flattening U.S. Treasury yield curve, still historically low market yields, and management’s expectation of higher yields in the near future. In addition, comparing September 30, 2005 with the same date in 2004, core deposit growth significantly lagged loan growth, increasing the Bank’s dependence on wholesale funding. The redeployment of cash flows from the securities portfolio to fund loans helped maintain a stable liquidity position, and contributed to the Bank’s higher yielding earning asset base.

In light of the historically low interest rate environment over the past few years and the high degree of interest rate volatility, the Bank’s investment strategy has been principally focused on maintaining a securities portfolio with a relatively short average duration, thereby reducing the exposures associated with sustained increases in interest rates. This was accomplished through investments in securities with predictable cash flows and relatively short average duration. The Bank’s strategy has been to position the majority of the securities portfolio defensively, with a steady stream of future cash flows.

Loans

The loan portfolio is primarily secured by real estate in the Maine counties of Hancock, Washington and Knox. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

LOAN PORTFOLIO SUMMARY	September 30, 2005	December 31, 2004	September 30, 2004

Residential real estate mortgages	$233,159	$221,690	$215,940
Commercial real estate loans	108,070	89,312	84,142
Commercial and industrial loans	70,346	59,044	55,623
Agricultural and other loans to farmers	18,566	15,077	15,106
Consumer	10,803	13,534	12,561
Home equity	47,908	47,189	43,942
Tax exempt	3,791	1,950	1,565
Real estate under foreclosure	520	477	628
Deferred origination costs, net	691	205	50
Total loans	493,854	448,478	429,557
Less: allowance for loan losses	(4,725)	(4,829)	(4,783)
Net loans	$489,129	$443,649	$424,774

Total Loans: At September 30, 2005, total loans amounted to $493,854, compared with $448,478 and $429,557 at December 31, and September 30, 2004, representing increases of $45,376 and $64,297, or 10.1% and 15.0%, respectively.

At September 30, 2005, total commercial loans amounted to $196,982, compared with $163,433 and $154,871 at December 31 and September 30, 2004, representing increases of $33,549 and $42,111, or 20.5% and 27.2%, respectively.

Commercial loans represented 73.9% and 65.5% of the total loan growth when comparing September 30, 2005 with December 31 and September 30, 2004, respectively. Commercial loan originations have been particularly strong in Knox County, a new market area forged in early 2004 by way of the Bank’s acquisition of a branch office in the community of Rockland, Maine. Additionally, in 2004 the Bank opened a loan production office in Bangor, Maine, augmenting the Company’s long-standing trust and financial services presence in this market area.

At September 30, 2005, total consumer loans, including consumer real estate loans, amounted to $291,870, representing increases of $9,457 and $19,427, or 3.3% and 7.1%, compared with December 31 and September 30, 2004, respectively. Following record refinancing activity and a rise in interest rates, consumer real estate loan originations slowed during 2004 and this trend continued during the nine months ended September 30, 2005. However, consumer real estate loan growth continued during the first nine months of 2005, as new purchase transactions accounted for an increasing proportion of loan originations.

In general, loan origination activity has benefited from a still-favorable market interest rate environment, a stable local economy, and initiatives designed to expand the Bank's product offerings and attract new customers while continuing to leverage its existing customer base.

At September 30, 2005, consumer and commercial real estate loans comprised 82.6% of the loan portfolio, essentially unchanged compared with 83.2% and 83.6% at December 31 and September 30, 2004, respectively. The continued strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank’s market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. There has been no significant deterioration in the performance or risk characteristics of the real estate loan portfolio through the reporting period.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2004 and this continued to be the case during the nine months ended September 30, 2005. The following table sets forth the details of non-performing loans at the dates indicated:

TOTAL NON-PERFORMING LOANS

	September 30, 2005	December 31, 2004	September 30, 2004
Loans accounted for on a non-accrual basis:
Real estate loans:
Construction and development	$ ---	$ ---	$ 24
Mortgage	263	453	652
Loans to finance agricultural production and other loans to farmers	---	13	13
Commercial and industrial loans	376	80	6
Loans to individuals for household, family, and other personal expenditures	6	26	25
Total non-accrual loans	645	572	720
Accruing loans contractually past due 90 days or more	7	151	130
Total non-performing loans	$652	$723	$850

Allowance for loan losses to non-performing loans	725%	668%	563%
Non-performing loans to total loans	0.13%	0.16%	0.20%

During the quarter ended September 30, 2005, non-performing loans remained at relatively low levels. The Bank attributes this success to mature credit administration processes and underwriting standards, aided by a relatively stable local economy. The Bank also maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At September 30, 2005, total non-performing loans amounted to $652, or 0.13% of total loans, compared with $723 or 0.16% at December 31, 2004, and $850 or 0.20% at September 30, 2004.

While the non-performing loan ratios continued to reflect the favorable quality of the loan portfolio during the three and nine-month periods ended September 30, 2005, Bank management is cognizant of relatively soft economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including higher interest rates and debt service levels, oil and gas prices, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future reporting periods and, thus, the Company’s results of operations and financial condition.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. OREO is classified on the consolidated balance sheet with Other Assets. At September 30, 2005, there was no OREO, unchanged from December 31, 2004, and compared with $34 at September 30, 2004.

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

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $376 as of September 30, 2005, compared with $93 and $23 as of December 31 and September 30, 2004, respectively. The related allowance for loan losses on these impaired loans amounted to $162 as of September 30, 2005, compared with $14 and $3 at December 31 and September 30, 2004, respectively.

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

The Bank's loan loss experience showed an improvement during the nine months ended September 30, 2005 compared with the same period in 2004. Net charge-offs amounted to $154, or annualized net charge-offs to average loans outstanding of 0.04%, compared with net charge-offs of $645, or annualized net charge-offs to average loans outstanding of 0.21% during the nine months ended September 30, 2004.

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type for the nine-month periods ended September 30, 2005 and 2004.

ALLOWANCE FOR LOAN LOSSES
NINE MONTHS ENDED
SEPTEMBER 30, 2005 AND 2004

	2005	2004

Balance at beginning of period	$ 4,829	$ 5,278
Charge-offs:
Commercial, financial, agricultural, other loans to farmers	72	472
Real estate:
Construction and development	---	35
Mortgage	19	65
Installments and other loans to individuals	110	245
Total charge-offs	201	817

Recoveries:
Commercial, finance agricultural, other loans to farmers	13	56
Real estate:
Construction and development	4	---
Mortgage	1	48
Installments and other loans to individuals	29	68
Total recoveries	47	172

Net charge-offs	154	645
Provision charged to operations	50	150

Balance at end of period	$ 4,725	$ 4,783

Average loans outstanding during Period	$491,171	$409,197

Annualized net charge-offs to average loans outstanding	0.04%	0.21%

In the prior reporting periods the allowance incorporated loss estimates relating to borrowers in the Maine wild blueberry industry, principally centered in Washington County, Maine. During the fourth quarter of 2003 certain legal proceedings developed between borrowers engaged in the Maine wild blueberry processing industry and their growers, the uncertainties of which Bank management believed warranted recognition of certain increases in credit risk. During the first quarter of 2005, these matters were, in the opinion of management, satisfactorily resolved. At September 30, 2005, the adequacy analysis of the allowance incorporates a revised estimate of inherent risk of loss with respect to this industry segment, compared with December 31, 2004.

There were no material changes in loan concentrations during the nine-month period ended September 30, 2005.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses at September 30, 2005, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

Deposits

The most significant funding source for earning assets continues to be core customer deposits that are gathered through the Bank's retail network of eleven banking offices throughout Down East and Mid-Coast Maine.

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in the summer and fall. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing lines from the Federal Home Loan Bank of Boston ("FHLB") and cash flows from the investment securities portfolio.

At September 30, 2005, total deposits amounted to $436,605 compared with $398,272 and $397,175 at December 31 and September 30, 2004, representing increases of $38,333 and $39,430, or 9.6% and 9.9%, respectively.

The increases in total deposits were principally attributed to certificates of deposit obtained from the national market, which accounted for $28,100 and $37,591, or 73.3% and 95.3% of the increases when comparing September 30, 2005 with December 31 and September 30, 2004, respectively. During 2005 the Bank modified its funding and liquidity strategies, providing more balance between brokered and borrowed funds, which at September 30, 2005 were showing a $2.9 million decline compared with December 31, 2004.

At September 30, 2005, retail deposits totaled $384,805 compared with $374,572 and $382,966 at December 31 and September 30, 2004, representing increases of $10,233 and $1,839, or 2.7% and 0.5%, respectively.

The rate of retail deposit growth continued to lag historical norms during the three and nine months ended September 30, 2005. Management attributes this, in part, to a slower inflow of seasonal deposits compared with historical norms, and believes this is consistent with a reportedly slow tourist season in the market areas served by the Bank. Management also believes that competition from banks and non-banks has intensified, as savers and investors seek higher returns in an atmosphere of rising short-term interest rates, and that financial institutions in particular have been aggressively pricing their deposits in order to fund earning asset growth.

During the second quarter of 2005, the Bank launched several new deposit products, including free checking products, which it believes are highly competitive and designed to satisfy the changing expectations of both individual and business customers. Management believes these products will help increase deposits in the foreseeable future.

Since short-term rates began rising in June 2004, management has continued to exercise restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position.

At September 30, 2005, retail deposits represented 88.1% of total deposits, compared with 94.0% and 96.4% at December 31 and September 30, 2004, respectively.

Borrowed Funds

Borrowed funds principally consist of advances from the FHLB and, to a lesser extent, securities sold under agreements to repurchase. Advances from the FHLB are principally secured by stock in the FHLB, investment securities, and blanket liens on qualifying first mortgage loans.

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

At September 30, 2005, total borrowings amounted to $204,054, compared with $206,923 and $197,546 at December 31 and September 30, 2004, representing a decline of $2,869 or 1.4% and an increase of $6,508 or 3.3%, respectively.

During 2005 the Bank re-balanced a portion of its wholesale funding base by utilizing a greater proportion of certificates of deposit obtained in the national market to support earning asset growth. This action was taken to strengthen the Bank’s strategic liquidity reserves, providing a higher level of ‘just in time’ funding afforded by readily available advances from the FHLB.

At September 30, 2005, total borrowings expressed as a percent of total assets amounted to 29.0%, compared with 31.0% and 30.2% at December 31 and September 30, 2004, respectively.

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

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the third quarter of 2005 the Company maintained its strong capital position and continued to be a "well capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

The Company and the Bank are subject to the risk based capital guidelines administered by the Bank's principal regulators. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements.

As of September 30, 2005, the Company and the Bank were considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at September 30, 2005 and December 31, 2004, under the rules applicable at that date.

	September 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$58,358	12.4%	$56,260	13.0%
Regulatory Requirement	37,783	8.0%	34,588	8.0%
Excess	$20,575	4.4%	$21,672	5.0%

Tier 1 Capital to Risk Weighted Assets	$53,633	11.4%	$51,431	11.9%
Regulatory Requirement	18,892	4.0%	17,294	4.0%
Excess	$34,741	7.4%	$34,137	7.9%

Tier 1 Capital to Average Assets	$53,633	7.8%	$51,431	7.7%
Regulatory Requirement	27,645	4.0%	26,547	4.0%
Excess	$25,988	3.8%	$24,884	3.7%

The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $645 and $620 during the three months ended September 30, 2005 and 2004, at a rate of $0.21 and $0.20 per share, respectively.

In March 2004, the Company announced its second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and will continue through December 31, 2005. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of September 30, 2005, the Company had repurchased 91,362 shares of stock under the plan, or 29.5% of the total authorized, at a total cost of $2,483 and an average price of $27.18. The Company records the repurchased shares as treasury stock.

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

The following table summarizes the Company’s contractual obligations at September 30, 2005. Borrowings are stated at their contractual maturity due dates and do not reflect call features on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Operating Leases	$ 24	$ 24	$ ---	$ ---	$ ---
Borrowings from Federal Home Loan Bank	188,346	78,000	45,778	26,401	38,167
Securities sold under agreements to repurchase & fed funds purchased	15,708	15,708	---	---	---
Total	$204,078	$93,732	$45,778	$26,401	$38,167

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

At September 30, 2005, the Company’s off-balance sheet arrangements were limited to standby letters of credit. The Bank guarantees the obligations or performance of certain customers by issuing standby letters of credit to third parties. These letters of credit are sometimes issued in support of third party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon management's credit evaluation of the customer.

At September 30, 2005, commitments under existing standby letters of credit totaled $115, compared with $1,155 at December 31 and September 30, 2004, respectively. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit:

(dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004

Commitments to originate loans	$ 37,395	$14,435	$ 38,797
Unused lines of credit	70,395	75,732	71,103
Un-advanced portions of construction loans	9,562	7,336	5,505
Total	$117,352	$97,503	$115,405

Financial Derivative Instruments: As part of its overall asset/liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net income. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements and interest rate floor agreements. A policy statement, approved by the Board of Directors of the Bank, governs use of derivative instruments.

At September 30, 2005 the Bank had three outstanding derivative instruments with notional amounts totaling $40,000. The notional amounts of the agreements do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-party to the agreements, and regularly reviews the credit quality of the counter-party from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments are summarized as follows:

INTEREST RATE SWAP AGREEMENTS
(Dollars in thousands)

Description	Maturity	Notional Amount	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.040%	Prime (6.75%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.250%	Prime (6.75%)

The Bank is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at September 30, 2005, based upon the then current Prime interest rate of 6.75%:

	Payments Due by Period (Dollars in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years

Fixed payments due from counter-party	$3,184	$1,229	$1,756	$199
Variable payments due to counter-party based on prime rate	$3,536	$1,350	$1,971	$215
Net cash flow	$ (352)	$ (121)	$(215)	$ (16)

INTEREST RATE FLOOR AGREEMENT
(Dollars in thousands)

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/01/10	6.00%	$176

During the third quarter of 2005, an interest rate floor agreement was purchased to limit the Bank’s exposure to falling rates on loans indexed to the Prime interest rate. Under the terms of the agreement the Bank paid an up front premium of $176 for the right to receive cash flow payments if the Prime rate falls below the predetermined floor rate of 6.00%, thus effectively locking interest income at a minimum of 6.00% on the $20 million notional amount for the duration of the agreement. The interest rate floor agreement was designated as a cash flow hedge in accordance with SFAS 133.

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

The Bank actively manages its liquidity position through target ratios established under its Asset Liability Management Policy. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

The Bank uses a basic surplus/deficit model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At September 30, 2005, liquidity, as measured by the basic surplus/deficit model, was 7.5% over the 30-day horizon and 8.1% over the 90-day horizon.

At September 30, 2005, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $70 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements presented above in this report have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2005, over one and two-year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
SEPTEMBER 30, 2005

(dollars in thousands)	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short Term Rates

Year 1
Net interest income change ($)	$36	($349)	$295
Net interest income change (%)	0.16%	(1.52%)	1.29%

Year 2
Net interest income change vs. year one base ($)	($866)	$437	$685
Net interest income change vs. year one base (%)	(3.78%)	1.91%	2.99%

The foregoing interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the twelve-month horizon and is positively positioned for an upward interest rate environment over the twenty-four month horizon. The interest rate sensitivity model also suggests that the Bank is moderately exposed to a parallel decline in short-term and long-term interest rates over the twenty-four month horizon but, as discussed below, management believes this is a scenario that is not likely to occur. Accordingly, management believes interest rate risk will not have a material adverse impact on net interest income during the one and two year horizons contemplated within the interest rate risk simulation model. Management also believes the balance sheet is adequately positioned for a variety of interest rate scenarios, and would ultimately benefit from either rising interest rates and an improving economy, or an easing of short term rates by the Federal Reserve.

Assuming interest rates remain at or near their current levels and the Bank maintains a static balance sheet, the interest rate sensitivity simulation model suggests that net interest income will trend upward over the one and two year horizons and beyond. The upward trend principally results from the re-investment of security and loan cash flows into higher current interest rate levels, while loans will "index up" in response to recent interest rate movements more quickly than funding costs. Although short-term market interest rates have risen with the recent increases in the Federal Funds rate, the Bank has generally lagged the market with the pricing of deposit rates without a material run-off in balances. However, margins could narrow if the Bank is prompted to increase deposit interest rates in response to competitive market pricing pressures. Management anticipates that moderate balance sheet growth will be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming short-term and long-term interest rates decline from current levels and the Bank maintains a static balance sheet, management believes net interest income will remain stable over the one-year horizon, but will decline moderately over the twenty-four month horizon and beyond. The interest rate sensitivity simulation model suggests that, over the twelve-month horizon, funding cost reductions will essentially keep pace with falling asset yields, without significantly impacting margins and net interest income. While the interest rate sensitivity model suggests that net interest income will decline over the twenty-four month horizon driven by accelerated cash flows on earning assets and the re-pricing of the Bank’s earning asset base, management believes this is a scenario that is not likely to occur. In this regard, at September 30, 2005 long-term interest rates continued near historical lows, with the 10-year U.S. Treasury note closing the third quarter at 4.32%. Management believes that a 200 basis point decline in long-term interest rates, or a 10-year U.S. Treasury note of 2.32%, would be unprecedented and unlikely to occur. Notwithstanding, management anticipates continued balance sheet growth will be needed to increase the Bank’s current level of net interest income over the two-year horizon and beyond, should both long-term and short term interest rates decline.

From June of 2004 through September 30, 2005, the U.S. Treasury yield curve (the "yield curve") has flattened substantially. While the Federal Reserve has increased short-term interest rates by 275 basis points, the 10-year U.S. Treasury note has declined 55 basis points from its 2004 high, thus flattening the yield curve by 330 basis points.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term rates. Assuming short-term interest rates decline 200 basis points while long-term interest rates decline 50 basis points, the interest rate sensitivity model suggests that net interest income will improve moderately over the twelve and twenty-four month horizons and beyond. Management believes this scenario is more likely than a parallel 200 basis point decline in short and long-term interest rates, given the current shape of the yield curve.

In a rising interest rate environment with the Bank maintaining a static balance sheet, management anticipates net interest income will initially come under pressure, but will begin showing moderate increases over the two-year horizon and continue to accelerate in subsequent years. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s asset base will re-price more quickly than funding costs, principally due to a large floating rate loan base, combined with the re-investment of cash flows from the securities and loan portfolios in a higher interest rate environment. Over the two-year horizon and beyond, the model suggests assets yields will continue to reset at higher levels and margins will widen as funding costs begin to stabilize more quickly. Management believes that continued balance sheet growth will be needed to meaningfully increase the current level of net interest income should both short and long-term interest rates increase.

Managing the Bank’s interest rate risk sensitivity has been challenging during a period of historically low interest rates and, more recently, a flattening yield curve. As was anticipated by Management through use of the interest rate sensitivity model, the Bank’s net interest income was moderately impacted over the past few years and this trend continued into the first six months of 2004. Following the eleven short-term interest rate increases by the Federal Reserve since late June of 2004, as was anticipated by management through use of the interest rate sensitivity model, during the three and nine months ended September 30, 2005 the Bank’s net interest margin stabilized. For the three and nine months ended September 30, 2005, the Bank’s net interest margin amounted to 3.39% and 3.46%, compared with 3.45% and 3.41% during the same periods in 2004, respectively.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of management based upon currently available information will have no material effect on the Company's consolidated financial statements.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

    None
    None
    The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Section 240.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Company common stock during the indicated periods.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2005	2,285	$26.93	2,285	227,764
August 1 - 31, 2005	7,394	$27.43	7,394	220,370
September 1 - 30, 2005	1,732	$27.16	1,732	218,638

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

Item 5: Other Information

    (a) None

    (b) None

Item 6: Exhibits

    (a) Exhibits.

EXHIBIT NUMBER

3	3.1 Articles of Incorporation	Articles of Incorporation as amended July 11, 1995 are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171)

	3.2 Bylaws	Bylaws as amended to date are incorporated by reference to Form 10-K, Item 14 (a)(3) filed with the Commission March 28, 2002. (Commission Number 001-13349)

31.1	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Principal Executive Officer, dated November 9, 2005	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Principal Financial Officer, dated November 9, 2005	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES

/s/Joseph M. Murphy

Date: November 9, 2005	Joseph M. Murphy
Chief Executive Officer

/s/Gerald Shencavitz

Date: November 9, 2005	Gerald Shencavitz
Chief Financial Officer