Form 10-K
period 2005-12-31
BAR HARBOR BANKSHARES
filed 2006-03-16
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 0-13666
BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification Number)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $2.00 par value per share	American Stock Exchange

                Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES: ___ NO: X
                Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: YES:__  NO: X
                Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES: ___ NO: X
                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ___
                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
                                                Large accelerated filer ___   Accelerated filer X   Non-accelerated filer ___
                Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): YES: ___  NO: X
              As of June 30, 2005, the aggregate market value of the 3,023,766 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the approximately 54,329 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $80,885,741. This aggregate market value is based on the last sale price of $26.75 per share of the Registrant’s Common Stock on June 30, 2005, as reported in The Wall Street Journal on July 1, 2005. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an affirmation of such status.
            Number of shares of Common Stock par value $2.00 outstanding as of March 7, 2006: 3,055,641

                                                      DOCUMENTS INCORPORATED BY REFERENCE
            Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

Investors are cautioned that forward-looking statements are inherently uncertain. Forward-looking statements include, but are not limited to, those made in connection with estimates with respect to the future results of operation, financial condition, and the business of Bar Harbor Bankshares (the "Company") which are subject to change based on the impact of various factors that could cause actual results to differ materially from those projected or suggested due to certain risks and uncertainties. Those factors include but are not limited to:

(i)

The Company's success is dependent to a significant extent upon general economic conditions in Maine, and Maine's ability to attract new business, as well as factors that affect tourism, a major source of economic activity in the Company’s immediate market areas;

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

(v)	A significant delay in or inability to execute strategic initiatives designed to increase revenues and or control expenses;

(vi)	The potential need to adapt to changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending;

(vii)	Significant changes in the Company’s internal controls, or internal control failures;

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	6

	Organization	6
	Bar Harbor Bank & Trust	6
	Bar Harbor Trust Services	8
	Economy	8
	Competition	9
	Management and Employees	10
	Supervision and Regulation	10
	Financial Information About Industry Segments	17
	Guide 3 Information	17
	Availability of Information – Company Website	17

ITEM 1A	RISK FACTORS	18

ITEM 1B	UNRESOLVED STAFF COMMENTS	24

ITEM 2	PROPERTIES	24

ITEM 3	LEGAL PROCEEDINGS	25

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	26

	Quarterly Stock Prices	26
	Dividends Paid to Shareholders	26
	Stock Repurchase Plan	26
	Incentive Stock Option Plan	27
	Transfer Agent Services	27

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	28

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

	Executive Overview	29
	Application of Critical Accounting Policies	34
	Financial Condition	35
	Results of Operations	60

PART I

ITEM 1. BUSINESS

Organization

Bar Harbor Bankshares (the "Company") was incorporated January 19, 1984. As of March 7, 2006, the Company’s securities consisted of one class of common stock, par value of $2.00 per share, of which there were 3,055,641 shares outstanding held of record by approximately 1,042 shareholders. The Company has one, wholly owned first tier operating subsidiary, Bar Harbor Bank & Trust (the "Bank"), a community bank, which offers a wide range of deposit, loan, and related banking products, as well as brokerage services provided through a third-party brokerage arrangement. In addition, the Company offers trust and investment management services through its second tier subsidiary, Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company. These products and services are offered to individuals, businesses, not-for-profit organizations and municipalities.

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

The Bank has eleven branch offices located throughout downeast and midcoast Maine, including its principal office located at 82 Main Street, Bar Harbor. The Bank’s offices are located in Hancock, Washington, and Knox Counties, representing the Bank’s principal market areas. The Hancock County offices, in addition to Bar Harbor, are located in Blue Hill, Deer Isle, Ellsworth, Northeast Harbor, Southwest Harbor, and Winter Harbor. The Washington County offices are located in Milbridge, Machias, and Lubec. The Knox County office is located in Rockland. The Bank also has a loan production office located in Bangor, Maine. The Bank delivers its operations and technology support services from its operations center located in Ellsworth, Maine. The Bank has publicly announced its plan to open a new Bank branch located in Somesville, County of Hancock, Maine. It is anticipated that this new Somesville branch location will be operational by the end of the first quarter 2006.

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

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a materially adverse effect on its business. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in the summer and fall. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank or its liquidity position. Approximately 88% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on all of the deposit account products it offers and does not anticipate any material loss of these deposits.

The Bank emphasizes personal service to the community, with a concentration on retail banking. Customers are primarily individuals and small businesses to which the Bank offers a wide variety of products and services.

Retail Products and Services: The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and borrowing needs of its retail customers. The Bank’s retail deposit products and services include checking accounts, interest bearing NOW accounts, money market accounts, savings accounts, club accounts, short-term and long-term certificates of deposit, and Individual Retirement Accounts. Credit products and services include home mortgages, residential construction loans, home equity loans and lines of credit, student loans, credit cards, installment loans, and overdraft protection. Overdraft protection is offered via a standby line of credit product. Secured and unsecured installment loans are provided for new or used automobiles, boats, recreational vehicles, mobile homes and other personal needs. The Bank also offers other customary products and services such as safe deposit box rental, wire transfers, check collection services, foreign currency exchange, money orders, Travelers Checks, and U.S. Savings Bonds.

The Bank staffs a customer service center, providing customers with telephone and e-mail responses to their questions and needs. Free bank-by-mail services are also offered.

Retail Brokerage Services: The Bank retains Infinex Investments, Inc, ("Infinex") as a full service third-party broker-dealer, conducting business under the assumed business name "Bar Harbor Financial Services." Bar Harbor Financial Services is a branch office of Infinex, an independent registered broker-dealer offering securities and insurance products that is not affiliated with the Company or its subsidiaries. These products are not deposits, are not insured by the FDIC or any other any government agency, are not guaranteed by the Bank or any affiliate, and may be subject to investment risk, including possible loss of value.

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

Electronic Banking Services: The Bank continues to offer free, on-line real-time Internet banking services, including free check image and electronic bill payment, through its dedicated website at www.BHBT.com. Additionally, the Bank offers TeleDirect, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the Bank’s branch locations, as well as three machines in non-Bank locations. These ATMs access major networks throughout the United States, including Plus, NYCE, and other major ATM and credit card companies. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to 193 ATMs throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

Commercial Products and Services: The Bank serves the small business market throughout downeast and midcoast Maine. It offers business loans to individuals, partnerships, corporations, and other business entities for capital construction, real estate and equipment financing, working capital, real estate development, and a broad range of other business purposes. Business loans are provided primarily to organizations and sole proprietors in the tourist, hospitality, health care, blueberry, boatbuilding, and fishing industries, as well as to other small and mid-size businesses associated with coastal communities. Certain larger loans, which exceed the Bank’s lending limits, are written on a participation basis with other financial institutions, whereby the Bank retains only such portions of those loans that are within its lending limits and credit risk tolerances.

The Bank offers a variety of commercial deposit accounts, most notably business checking and tiered money market accounts. These accounts are typically used as operating accounts or short-term savings vehicles. The Bank’s cash management services provide business customers with short-term investment opportunities through a cash management sweep program, whereby excess operating funds over established thresholds are swept into overnight securities sold under agreements to repurchase. The Bank also offers Business On Line Direct ("BOLD") an on line real-time Internet banking service for businesses. This service allows business clients to view their account histories, print statements, view check images, order stop payments, transfer funds between accounts, transmit Automated Clearing House (ACH) files, and order both domestic and foreign wire transfers. Other commercial banking services include merchant credit card processing, night depository, and coin and currency handling.

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

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2005, Trust Services served 735 client accounts, with assets under management and held in custody amounting to $221 million and $28 million, respectively.

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

Despite Maine’s strong natural resource heritage and the independent nature of its people, Maine’s economic vitality has become dependent on regional and national activity. As Maine’s economy has transitioned from an agricultural and industrial foundation towards a service and information-based economy, it has become increasingly dependent on the global market place. As in other states, Maine’s economy is being shaped and propelled by several factors including its population dynamics, the changing composition of the job base, globalization, fiscal devolution and technology.

According to a recent report issued by the Maine State Planning Office, the Maine economy grew slowly in 2005. While there were some areas of improvement over 2004, the major measures still found Maine ranked below the average state in terms of growth. Economic positives were essentially limited to significant improvements in the housing permit and residential construction sectors. Sales tax revenue through August 2005 was up only 2.9% over the same period in 2004 and was considerably slower than the 5.3% measured for 2004 as a whole.

According to a recent report issued by the Maine Department of Labor, between December 2004 and December 2005, Maine’s seasonally adjusted unemployment rate rose from 4.6% to 4.8%, compared with the national average of 4.9%. The major industry groups creating the most jobs over the year were education and health services, while the largest declines were in manufacturing and financial services. The personal income growth rate in Maine ranked 47th among the 50 states. Personal income in Maine is affected by retirements among the Maine population, currently the oldest in the nation.

Oil and gas prices were persistently high during 2005. Energy is particularly expensive in Maine and other New England states. The combination of high energy prices and slow income growth has impacted retail sales. Businesses are also feeling the effect of high energy costs.

Changes in the economy are difficult to predict, and the foregoing discussion may or may not be indicative of whether the northern New England economy, including the state of Maine, and particularly downeast and midcoast Maine, is improving or will continue to strengthen. A downturn in the local economies that the Company serves, or adverse changes in the real estate markets could negatively impact the Company’s business, financial condition, and results of operations.

Competition

The Company competes principally in downeast and midcoast Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be in Hancock, Knox, and Washington counties, each in the state of Maine. According to the most recent Census Bureau Report (2003), the population of these three counties is 52,792, 40,406 and 33,479 respectively, representing a combined population of approximately 126,677. Their economies are based primarily on tourism, health care, fishing, aquaculture, agriculture, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

Like most financial institutions in the United States of America, the Company competes with an ever-increasing array of financial service providers. As the national economy moves further towards a concentration of service companies and the overall health of the financial services industry continues to be strong, competitive pressures will mount.

As a bank holding company and state-chartered commercial bank, respectively, the Company and the Bank are subject to extensive regulation and supervision, including, in many cases, regulations that limit the type and scope of their activities. The non-bank financial service providers that compete with the Company and the Bank may not be subject to such extensive regulation, supervision, and tax burden. Competition from nationwide banks, as well as local institutions, continues to be aggressive.

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

The Company has generally been able to compete effectively with other financial institutions by emphasizing quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers; however, no assurance can be given that the Company will continue to be able to compete effectively with other financial institutions in the future.

No material part of the Company’s business is dependent upon one, or a few customers, or upon a particular industry segment, the loss of which would have a material adverse impact on the operations of the Company.

Management and Employees

The Company has two principal officers: Joseph M. Murphy, President and Chief Executive Officer, and Gerald Shencavitz, Chief Financial Officer and Treasurer.

Joseph M. Murphy also serves as President and Chief Executive Officer of the Bank. Gerald Shencavitz also serves as Chief Financial Officer, Chief Operating Officer and Treasurer of the Bank, and Chief Financial Officer of Trust Services. Other senior operating positions in the Company include a President of Trust Services, and Senior Vice Presidents in charge of retail banking, commercial lending, credit administration, operations, human resources and marketing.

As of December 31, 2005, the Bank employed 139 full-time equivalent employees, Trust Services employed 12 full-time equivalent employees, and the holding company employed 3 full-time employees, representing a full-time equivalent complement of 154 employees of the Company.

The Company maintains comprehensive employee benefit programs, which provide health, dental, long-term and short-term disability, and life insurance. All Company employees are eligible for participation in the Bar Harbor Bankshares 401(k) Plan. Certain officers and employees of the Company and its subsidiaries also participate in the Company’s 2000 Stock Option Plan and/or have incentive bonus compensation plans, deferred compensation arrangements, supplemental executive retirement agreements and change in control, confidentiality and non-compete agreements.

The Company’s management believes that employee relations are good and there are no known disputes between management and employees.

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

Bank Holding Company Act: As a registered BHC and a Maine financial institution holding company, the Company is subject to regulation under the BHC Act and Maine law and to examination and supervision by the FRB and the Superintendent, and is required to file reports with, and provide additional information requested by, the FRB and the Superintendent. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals that violate the BHC Act or orders or regulations there under, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary of a BHC.

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

Federal Reserve Act: Various other laws and regulations, including Sections 23A and 23B of the Federal Reserve Act, as amended (the "FRA"), generally limit borrowings, extensions of credit, and certain other transactions between the Company and its non-bank subsidiaries and its affiliate insured depository institution. Section 23A of the FRA also generally requires that an insured depository institution’s loans to non-bank affiliates be secured in appropriate amounts, and Section 23B of the FRA generally requires that transactions between an insured depository institution and its non-bank affiliates be on market terms. These laws and regulations also limit BHCs and their subsidiaries from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

Financial Services Modernization: The Gramm-Leach-Bliley Act ("GLBA"), which significantly altered banking laws in the United States, was signed into law in 1999. GLBA enabled combinations among banks, securities firms and insurance companies beginning in 2000. As a result of GLBA, many of the depression-era laws that restricted these affiliations and other activities that may be engaged in by banks and bank holding companies, were repealed. Under GLBA, bank holding companies are permitted to offer their customers virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking.

GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit BHCs that qualify and elect to be treated as financial holding companies to engage in a range of financial activities broader than would be permissible for traditional BHCs that have not elected to be treated as FHC’s, such as the Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB, which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. The Company has not elected to become an FHC.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994: The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers, and to a lesser extent, interstate banking.

Declaration of Dividends: According to its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the "FRB Dividend Policy"), the FRB considers adequate capital to be critical to the health of individual banking organizations and to the safety and stability of the banking system. Of course, one of the major components of the capital adequacy of a bank or a BHC is the strength of its earnings and the extent to which its earnings are retained and added to capital, or paid to shareholders in the form of cash dividends. Accordingly, the FRB Dividend Policy suggests that banks and BHCs generally should not maintain their existing rate of cash dividends on common stock, unless the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB Dividend Policy reiterates the FRB’s belief that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength.

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

At December 31, 2005, and at the time of this report, the Company’s risk-based capital ratio and leverage ratio were well in excess of regulatory requirements, and its management expects these ratios to remain in excess of regulatory requirements. Separate, but substantially similar, capital requirements under FDIC regulations apply to the Company’s bank subsidiary, and these also exceed regulatory requirements at December 31, 2005, and at the time of this report.

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

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Part II, Item 7, section entitled "Capital Resources" and from Part II, Item 8, Notes to Consolidated Financial Statements, Note 12 "Shareholders’ Equity," each in this Annual Report on Form 10-K for the year ended December 31, 2005.

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

FDICIA also contains a variety of other provisions that may affect the Company’s and the Bank’s operations, including reporting requirements, regulatory guidelines for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior written notice to customers and regulatory authorities before closing any branch.

Community Reinvestment: Pursuant to the Community Reinvestment Act ("CRA") and similar provisions of Maine law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with the applications for, among other things, approval for branches, branch relocations, and acquisitions of banks and bank holding companies. The Bank received a "satisfactory" rating at its most recent CRA examination, October 3, 2005.

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

USA Patriot Act: The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The Patriot Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, including the Bank and Trust Services, to adopt and implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions. It also requires the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money-laundering activities when considering applications filed under Section 3 of the BHC Act, or under the Bank Merger Act. Management believes the Company is in compliance with all of the requirements prescribed by the Patriot Act and all applicable final implementing regulations.

Deposit Insurance: The FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and potential bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to well-capitalized institutions, such as the Company’s subsidiary bank, could have an effect on the Company’s net earnings. The Company cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

Federal Deposit Insurance Reform Act of 2005: The federal Deposit Insurance Reform Act of 2005 (the "FDI Reform Act") was adopted by Congress as a part of the Deficit Reduction Act of 2005 and signed into law by President Bush on February 8, 2006. The FDIC Reform Act when effective will (i) merge the two deposit insurance funds, currently the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") (the new combined fund will be called the Deposit Insurance Fund or "DIF"), (ii) index the $100,000 insurance level to reflect inflation (the first adjustment for inflation is scheduled to be effective January 1, 2011 and thereafter adjustments will occur every 5 years), (iii) increase deposit insurance coverage for retirement accounts to $250,000, (iv) offer credits to eligible banks that capitalized the FDIC which can be used to offset premiums otherwise due, (v) impose a cap on the level of the deposit insurance fund and provide for dividends when the fund grows beyond a specified threshold, (vi) adopt the historical basis concept for distributing the aforementioned one-time credit and dividends and (vii) authorizes revisions to the current risk-based system for assessing premiums. The merger of the two deposit insurance funds is effective 90 days after enactment. Final rules for the rest of the provisions become effective 270 days after enactment.

Securities Regulation: The common stock of the Company is registered with the U. S. Securities and Exchange Commission ("SEC") under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Act.

Sarbanes-Oxley Act of 2002: On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 ("S-O Act"), which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies, and strengthen the independence of auditors. Among other things the S-O Act provides for:

i.)	The creaton of an independent, public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board is funded with mandatory fees paid by all public companies.

ii.)	The strengthening of auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer public company audit clients.

iii.)	A heightened responsibility of public company directors and senior managers for the quality of the financial reporting and disclosures made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation, and oversight of the work performed by the public company auditors.

iv.)	Provisions designed to deter wrongdoing. Chief executive officers ("CEOs") and chief financial officers ("CFOs") now have to certify that company financial statements fairly represent the company’s financial condition. If a misleading financial statement later results in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund "blackout periods"; directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

v.)	Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the Company.

vi.)	A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on non-preferential terms and in compliance with other bank regulatory requirements;

vii.)	The imposition of a broad range of new corporate disclosure requirements. Among other things, the legislation requires public companies to report all off balance sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements established by the SEC. The legislation also accelerates the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that they are responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert", a term which has been defined by the SEC in accordance with specified requirements. The legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

Other Proposals: Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks and other financial institutions, are regularly considered by the executive branch of the federal government, Congress and various state governments, including Maine and state and federal regulatory authorities. It cannot be predicted what additional legislative and/or regulatory proposals, if any, will be considered in the future, whether any such proposals will be adopted or, if adopted, how any such proposals would affect the Company or the Bank.

Taxation: The Company is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code. The Company is also subject to state taxation under the laws of the State of Maine.

Financial Information About Industry Segments

The information required under this item is included in the Company’s financial statements, which appear in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Guide 3 Information

Information required by Industry Guide 3, relating to statistical disclosure by bank holding companies, is contained in the information incorporated by reference to Item 7 of this Annual Report on Form 10-K.

Availability of Information – Company Website

The Company maintains a website on the Internet at www.BHBT.com. The Company makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on the Company’s website does not constitute a part of this report.

ITEM 1A. RISK FACTORS

In its normal course of business, the Company is subject to many risks and uncertainties inherent with providing banking and financial services. Although the Company continually seeks ways to manage these risks, and has established programs and procedures to ensure controls are in place and operating effectively, the Company ultimately cannot predict the future. Actual results may differ materially from the Company’s expectations due to certain risks and uncertainties. The following discussion sets forth the most significant risk factors that the Company believes could cause its actual future results to differ materially from expected results.

The risks and uncertainties discussed below are not all inclusive. Additional risks and uncertainties that the Company is unaware of, or that it currently deems immaterial, may also become important factors relating to the Company’s future operating results and financial condition.

The Bank’s allowance for loan losses may not be adequate to cover loan losses.

A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Bank are secured, but some loans are unsecured based upon management’s evaluation of the creditworthiness of the borrowers. With respect to secured loans, the collateral securing the repayment of these loans principally includes a wide variety of real estate, and to a lesser extent personal property, either of which may be insufficient to cover the obligations owed under such loans.

Collateral values and the financial performance of borrowers may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates and debt service levels, changes in oil and gas prices, changes in monetary and fiscal policies of the federal government, widespread disease, terrorist activity, environmental contamination and other external events, which are beyond the control of the Bank. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards might create the impression that a loan is adequately collateralized when in fact it is not. Although the Bank may acquire any real estate or other assets that secure defaulted loans through foreclosures or other similar remedies, the amounts owed under the defaulted loans may exceed the value of the assets acquired.

The Bank has adopted underwriting and credit monitoring policies and procedures, including the establishment and ongoing review of the allowance for loan losses and regular review of borrower financial statements and collateral appraisals, that management believes are appropriate to mitigate the risk of loss by assessing the likelihood of borrower non-performance and the value of available collateral. The Bank also manages credit risk by diversifying its loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors. However, such policies and procedures have limitations, including judgment errors in management’s risk analysis, and may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition and results of operations. Refer to Part II, Item 7, "Allowance for Loan Losses," for a more complete discussion of credit risk.

Interest rate volatility could significantly reduce the Company’s profitability.

The Company’s earnings largely depend on the relationship between the yield on its earning assets, primarily loans and investment securities, and the cost of funds, primarily deposits and borrowings. This relationship, commonly known as the net interest margin, is susceptible to significant fluctuation and is affected by economic and competitive factors that influence the yields and rates, and the volume and mix of the Bank’s interest earning assets and interest bearing liabilities.

Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the Bank's net interest income. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. The Company is subject to interest rate risk to the degree that its interest bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than its interest earning assets. Significant fluctuations in interest rates could have a material adverse impact on the Company’s business, financial condition, results of operations, or liquidity.

The Bank's interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Management's objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank's balance sheet, in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. For additional information regarding interest rate risk, refer to Part II, Item 7, "Quantitative and Qualitative Disclosures About Market Risk."

The Company is exposed to a variety of operational risks that could result in significant financial losses.

The Company is exposed to many types of operational risk, including reputation risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

Negative public opinion can result from the Company’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to attract and keep customers and can expose it to litigation and regulatory action.

Given the volume of transactions at the Company, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process its transaction volumes may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical telecommunication outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Company) and to the risk that the Company’s (or its vendors’) business continuity and data security systems prove to be inadequate.

The Company regularly assesses the level of operational risk throughout the organization and has established systems of internal controls that provide for timely and accurate information. Testing of the operating effectiveness of these control systems is performed regularly. While not providing absolute assurance, these systems of internal controls have been designed to manage operational risks at appropriate, cost-effective levels. Procedures exist that are designed to ensure policies relating to conduct, ethics, business practices are followed. From time to time losses from operational risk may occur, including the effects of operational errors. Such losses are recorded as non-interest expense.

While the Company continually monitors and improves its system of internal controls, data processing systems, and corporate-wide risk management processes and procedures, there can be no assurances that future losses arising from operational risk will not occur and have a material impact on the Company’s business, financial condition, results of operations, or liquidity.

The Bank’s loans and deposits are concentrated in certain areas of Maine and adverse economic conditions in those markets could adversely affect the Company’s operations.

The Company's success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies of downeast and midcoast Maine, the primary markets served by the Company. The Company’s success is also dependent on Maine's ability to attract new business, as well as factors that affect tourism, a major source of economic activity in the Company’s immediate market areas. The Company is particularly exposed to real estate and economic factors in the downeast and midcoast areas of Maine, as virtually the entire loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of the Bank’s loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions. An economic downturn in the markets served by the Company, or the nation as a whole, could negatively impact household and corporate incomes. This impact could lead to decreased demand for both loan and deposit products and increase the number of borrowers who fail to pay the Bank interest or principal on their loans, and accordingly, could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

The Company may not be able to meet its cash flow needs on a timely basis at a reasonable cost, and its cost of funds for banking operations may significantly increase as a result of general economic conditions, interest rates and competitive pressures.

Liquidity is the ability to meet cash flow needs on a timely basis and at a reasonable cost. The liquidity of the Bank is used to make loans and to repay deposit and borrowing liabilities as they become due, or are demanded by customers and creditors. Many factors affect the Bank’s ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and standing in the marketplace, and general economic conditions.

The Bank’s primary source of funding is retail deposits, gathered throughout its network of eleven banking offices. Wholesale funding sources principally consist of borrowing lines from the Federal Home Loan Bank of Boston of which it is a member, and brokered certificates of deposit obtained from the national market. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales. The Bank could also borrow through the Federal Reserve’s discount window.

Significant changes in general economic conditions, market interest rates, competitive pressures or otherwise, could cause the Bank’s deposits to decrease relative to overall banking operations, and it would have to rely more heavily on brokered funds and borrowings in the future, which are typically more expensive than deposits.

The Bank actively manages its liquidity position through target ratios established under its Asset Liability Management Policy. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

Changes in economic conditions, including consumer savings habits and availability or access to the brokered deposit market could potentially have a significant impact on the Company’s liquidity position, which in turn could materially impact its financial condition, results of operations and cash flows. For further information about the Company’s liquidity position, refer to Part II, Item 7, "Liquidity Risk."

The Company’s information technology systems may be vulnerable to attack or other technological failures, exposing it to significant loss.

The Company depends upon data processing software, communication and information exchange on a variety of computing platforms and networks including the Internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerably to attack or other technological difficulties or failures. The Company also relies on the services of a variety of third party vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers, suffer loss of business and suffer loss of reputation in its marketplace. Any of these results could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Strong competition within the Company’s markets may significantly impact its profitability.

The Company competes with an ever-increasing array of financial service providers. As a bank holding company and state-chartered financial institution, respectively, the Company and the Bank are subject to extensive regulation and supervision, including, in many cases, regulations that limit the type and scope of their activities. The non-bank financial service providers that compete with the Company and the Bank may not be subject to such extensive regulation, supervision, and tax burden. Competition from nationwide banks, as well as local institutions, continues to mount in the Company’s markets.

The financial services industry is undergoing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Furthermore, technological advances are likely to intensify competition by enabling more companies to provide financial resources. Accordingly, the Company’s future success will depend in part on its ability to address customer needs by using technology. There is no assurance that the Company will be able to develop new technology driven products and services, or be successful in marketing these products to its customers. Many of the Company’s competitors have far greater resources to invest in technology.

Regional, national and international competitors have far greater assets and capitalization than the Company and have greater access to capital markets and can offer a broader array of financial services than the Company.

No assurance can be given that the Company will continue to be able to compete effectively with other financial institutions in the future. Furthermore, developments increasing the nature or level of competition could have a material adverse affect on the Company’s business, financial condition, results of operations or liquidity. For further information on competition, refer to Part I, Item 1, "Competition" and "Supervision and Regulation."

The business of the Company and the Bank is highly regulated and impacted by monetary policy, limiting the manner in which the Company and the Bank may conduct its business and obtain financing.

The Company and the Bank are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company and the Bank conducts its business, undertakes new investments and activities, and obtains financing. These laws and regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Company’s shareholders. These laws and regulations may sometimes impose significant limitations on the Company’s operations. The more significant federal and state banking regulations that affect the Company and the Bank are described in Part I, Item 1, "Supervision and Regulation." These regulations, along with the existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations, or specific actions of regulators, could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. Furthermore, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit risk and interest rate risk conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Non-compliance with the Bank Secrecy Act and USA Patriot Act could result in significant fines or sanctions.

The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent them from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Crimes Enforcement Network. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts or conduct transactions.

Non-compliance with the Bank Secrecy Act, the USA Patriot Act and related laws and regulations could result in significant fines or sanctions. These particular laws and regulations have significant implications for all financial institutions, establish new crimes and penalties, and require the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money-laundering and terrorist activities. Even innocent non-compliance and inconsequential failure to follow the regulations, may result in significant fines or other penalties, which could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.

The Bank could be held responsible for environmental liabilities relating to properties acquired through foreclosure, resulting in significant financial loss.

In the event the Bank forecloses on a defaulted commercial or residential mortgage loan to recover its investment, it may be subject to environmental liabilities in connection with the underlying real property, which could significantly exceed the value of the real property. Although the Bank exercises due diligence to discover potential environmental liabilities prior to acquiring any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during its ownership or after a sale to a third party. There can be no assurance that the Bank would not incur full recourse liability for the entire cost of any removal and clean up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property, or that it could recover any of the costs from any third property. Losses arising from environmental liabilities could have a material adverse impact on the Company’s business, financial condition, results of operations, or liquidity.

The preparation of the Company’s financial statements requires the use of estimates that could significantly vary from actual results.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that effect the financial statements. The most critical estimate is the allowance for loan losses. Due to the inherent nature of estimates, the Company cannot provide absolute assurance that it will not significantly increase the allowance for loan losses and or sustain credit losses that are significantly higher than the provided allowance, which could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity. For further information on the use of estimates, refer to Part II, Item 7, "Application of Critical Accounting Policies."

Changes in accounting standards could significantly impact the Company’s reported earnings.

The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be difficult to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

The Company’s stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future.

These factors include but are not limited to:

  Actual or anticipated variations in earnings or financial condition.
  Changes in analyst’s recommendations or projections.
  The Company’s announcements of developments related to its business.
  Operating and stock performance of other companies deemed to be peers.
  New technology used or services offered by traditional and non-traditional competitors.
  News reports of trends, concerns and other issues related to the financial services industry.

The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The thirteen parcels of real estate owned and utilized by the Company for its operations are described below:

1. The principal office of the Bank is located at 82 Main Street, Bar Harbor, Maine, and includes a building, which houses its banking facilities and administrative offices. The building was renovated in 1998.

2. An office is located at 111 Main Street, Northeast Harbor, Maine. This property consists of a building constructed in 1974 that underwent interior renovations in 1998 to better meet the Bank’s needs at that location.

3. An office is located at 314 Main Street, Southwest Harbor, Maine. This property consists of a building constructed in 1975. The branch office was added to, and renovated in 1989, to better meet the Bank’s needs at that location.

4. An office is located at 25 Church Street, Deer Isle, Maine. This property consists of a building constructed in 1974 that was added to and renovated in 1994 to better meet the Bank’s needs at that location.

5. An office is located at 21 Main Street, Blue Hill, Maine. This property consists of a building constructed in 1960 that underwent renovations in 1989 to better meet the Bank’s needs at that location. A parcel of land adjacent to the Blue Hill branch was purchased in 1981, but has not been developed. A second improved parcel of land contiguous to this branch was purchased in 2005. The Bank is currently evaluating expansion at its Blue Hill location.

6. An office is located at 2 Bridge Street, Milbridge, Maine. This property consists of a building constructed in 1974, to which a vestibule was added in 1994 to house an ATM that helps to better meet the needs at that location.

7. An office is located at 68 Washington Street, Lubec, Maine. This property consists of a building constructed in 1990 and is considered adequate for the Bank’s needs at that location.

8. An office is located 137 High Street, Ellsworth, Maine. This property consists of a building constructed in 1982. The Bank is currently evaluating expansion of the Ellsworth office.

9. An office is located at 385 Main Street, Winter Harbor, Maine. This property consists of a building constructed in 1995 and is considered adequate for the Bank’s needs at that location.

10. An office is located at 20 Main Street, Machias, Maine. This property consists of a building that was purchased from Key Bank of Maine in May 1990, and was renovated in 1995 to better meet the Bank’s needs at that location.

11. An office is located at 245 Camden Street (Route 1), Rockland, Maine. The property consists of a building that was purchased from Androscoggin Savings Bank in February 2004. The branch facility was built in 1977 and is considered adequate for the Bank’s needs at that location.

12. An Operations Center is located in Ellsworth, Maine, that houses the Company’s operations and data processing centers. The building was constructed in 1996 and is currently adequate for the Company’s needs.

13. The Bank and its wholly owned subsidiary, Trust Services, own and occupy a 22,000-square-foot office building at 135 High Street, Ellsworth, Maine. The facility was renovated in 2001.

Other real estate owned includes two out parcels (one improved) contiguous to the Bank’s 135 High Street, Ellsworth location.

The Bank’s new Somesville branch office located at 1055 Main Street, Somesville, Maine, is a leased property. The Bank and Trust Services also lease office space at One Cumberland Place in Bangor, Maine.

The Company believes that its offices are sufficient for its present operations. Additional information relating to the Company’s properties is provided in Item 8, Note 6 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of Management based upon currently available information will have no material effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders in the fourth quarter of 2005.

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

QUARTERLY STOCK PRICES
2005 AND 2004

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2005	$29.15	$26.70	$27.49	$26.30	$27.55	$26.40	$28.79	$25.85
2004	$27.79	$24.90	$27.00	$25.00	$27.20	$25.50	$29.20	$26.80

High and low stock prices are based on quotations provided by the American Stock Exchange. Prices of transactions between private parties may vary from the ranges quoted above.

DIVIDENDS PAID TO SHAREHOLDERS
2005 AND 2004

Dividends paid by the Company in 2005 and 2004 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2005	$0.21	$0.21	$0.21	$0.21	$0.84
2004	$0.20	$0.20	$0.20	$0.20	$0.80

As of March 7, 2006, the Company had 1,042 registered shareholders of record. The Company declared and distributed dividends totaling $2.58 million or $0.84 per share during 2005, representing an earnings payout ratio of 40.2%. In the first quarter of 2006 the Company increased its quarterly dividend by 4.8% to $0.22 per common share. The dividend will be paid March 15, 2006 to shareholders of record as of the close of business on February 17, 2006.

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

Stock Repurchase Plan

As more fully enumerated under Part II Item 7 of this report on Form 10-K, in November 1999 the Company announced a stock repurchase plan, authorizing open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 344,000 shares. As of the date of termination of this plan on December 31, 2003, the Company had repurchased 339,814 shares of stock under the plan, at a total cost of $6,151 and an average price of $18.10 per share. The Company recorded repurchased shares as treasury stock.

In March 2004, the Company announced a second stock repurchase plan, authorizing open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and were to continue through December 31, 2005. In December 2005, the Company announced the continuance of this plan through December 31, 2006. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of December 31, 2005, the Company had repurchased 103,732 shares of stock under the plan, at an average price of $27.21 per share. The Company records repurchased shares as treasury stock.

The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Sec. 240.10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2005	1,150	$27.49	1,150	217,488
November 1 - 30, 2005	2,010	$27.09	2,010	215,478
December 1 - 31, 2005	9,210	$27.47	9,210	206,268

Total	12,370	$27.41	12,370	206,268

Incentive Stock Option Plan

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares And Its Subsidiaries Incentive Stock Option Plan of 2000, which is described more fully in Part II, Item 8, Notes 1 and 13 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

The following table provides information as of December 31, 2005 with respect to the shares of Common Stock that may be issued under the Company's Incentive Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, net of forfeits and exercised shares	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation [(excluding securities referenced in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	293,289	$19.43	156,711

Equity compensation plans not approved by security holders	--	N/A	--

Total	293,289	$19.43	156,711

Transfer Agent Services

American Stock Transfer & Trust Company provides transfer agent services for the Company. Inquiries may be directed to: American Stock Transfer & Trust Company, 6201 15th Avenue, 3rd Floor, Brooklyn, NY, 11219, telephone: 1-800-937-5449, Internet address: www.amstock.com.

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

FIVE YEAR SUMMARY OF FINANCIAL DATA
At or For the Years Ended December 31,
(Dollars in thousands, except per share data):

	2005	2004	2003	2002	2001
Balance Sheet Data

Total assets	$747,945	$666,811	$583,746	$553,818	$487,203
Total investment securities	183,300	176,337	158,387	160,371	133,609
Total loans	514,866	448,478	383,408	351,535	297,970
Allowance for loan losses	(4,647)	(4,829)	(5,278)	(4,975)	(4,169)
Total deposits	445,731	398,272	339,080	322,015	291,833
Total borrowings	239,696	206,923	186,431	170,501	136,059
Total shareholders' equity	56,104	56,042	53,115	53,836	52,538
Average assets	689,644	646,205	560,837	518,939	468,249
Average shareholders' equity	56,132	54,200	53,924	52,813	52,279

Results Of Operations

Interest and dividend income	$ 37,195	$ 31,922	$ 30,493	$ 32,352	$ 33,892
Interest expense	15,336	11,545	11,075	12,775	15,751
Net interest income	21,859	20,377	19,418	19,577	18,141
Provision for loan losses	---	180	540	1,100	2,000
Net interest income after provision for loan losses	21,859	20,197	18,878	18,477	16,141

Non-interest income	6,415	6,572	7,074	6,322	7,520
Non-interest expense	19,268	18,914	18,853	18,245	18,489

Income before income taxes	9,006	7,855	7,099	6,554	5,172
Income taxes	2,582	2,123	1,892	1,742	1,661

Net income before cumulative effect of accounting change	6,424	5,732	5,207	4,812	3,511
Less: cumulative effect of change in accounting for goodwill, net of tax	---	---	---	247	---
Net income	$ 6,424	$ 5,732	$ 5,207	$ 4,565	$ 3,511

Earnings Per Share:
Basic before cumulative effect of accounting change	$ 2.09	$ 1.85	$ 1.67	$ 1.49	$ 1.07
Cumulative effect of change in accounting for goodwill, net of tax	---	---	---	(0.07)	---
Basic after cumulative effect of accounting change	$ 2.09	$ 1.85	$ 1.67	$ 1.42	$ 1.07

Diluted before cumulative effect of accounting change	$ 2.03	$ 1.79	$ 1.63	$ 1.47	$ 1.06
Cumulative effect of change in accounting for goodwill, net of tax	---	---	---	(0.07)	---
Diluted after cumulative effect of accounting change	$ 2.03	$ 1.79	$ 1.63	$ 1.40	$ 1.06

Return on total average assets	0.93%	0.89%	0.93%	0.88%	0.75%
Return on total average equity	11.44%	10.58%	9.66%	8.64%	6.72%
Average equity to average assets	8.14%	8.39%	9.61%	10.18%	11.16%

Dividend payout ratio	40.23%	43.25%	45.60%	53.34%	70.98%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K. The purpose of this discussion is to highlight significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years, and provide supplemental information and analysis.

Certain amounts in the 2004 and prior years’ financial statements have been reclassified to conform to the presentation used in 2005.

Unless otherwise noted, all dollars are expressed in thousands except per share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in 2005, 2004 and 2003 net interest income was $1,620, $1,653, and $1,602, respectively, of tax-exempt interest income from certain investment securities and loans.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax equivalent adjustments of $682, $721 and $684 in 2005, 2004 and 2003, respectively. The analysis of net interest income tables included in this Annual Report on Form 10-K provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2005, the Company had consolidated assets of $748 million and was one of the larger independent community banking institutions in Maine.

The Company’s principal asset is all of the capital stock of Bar Harbor Bank & Trust (the "Bank"), a community bank incorporated in the late 19th century. With eleven branch office locations, the Company is a diversified financial services provider, offering a full range of banking services and products to individuals, businesses, governments, and not-for-profit organizations throughout downeast and midcoast Maine.

The Company attracts deposits from the general public in the markets it serves and uses such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage and home equity loans, and a variety of consumer loans. The Company also invests in mortgage-backed securities, obligations of government-sponsored enterprises, obligations of state and political subdivisions, as well as other securities. In addition to community banking, the Company provides a comprehensive array of trust and investment management services through its second tier subsidiary, Bar Harbor Trust Services ("Trust Services") a Maine chartered non-depository trust company.

Major Sources of Revenue

The principal source of the Company’s revenue is net interest income, representing the difference or spread between interest income from its earning assets and the interest expense paid on deposits and borrowed funds. In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. The Company’s non-interest income is derived from financial services including trust, investment management and third-party brokerage services, as well as service charges on deposit accounts, merchant credit card transaction processing fees, gains or losses on the sale of securities, and a variety of other miscellaneous product and service fees.

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

The Company’s key strategic focus is vigorous financial stewardship, deploying investor capital safely yet efficiently for the highest possible returns. The Company strives to provide unmatched service to its customers, while maintaining strong asset quality and a focus toward improving operating efficiencies. In managing its earning asset portfolios, the Company seeks to utilize funding and capital resources within well defined credit, investment, interest-rate and liquidity guidelines. In managing its balance sheet the Company seeks to preserve the sensitivity of net interest income to changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity under prevailing and expected conditions, and strives to maintain a balanced and appropriate mix of loans, investment securities, core deposits, brokered deposits and borrowed funds.

Material Risks and Challenges

In its normal course of business, the Company faces many risks inherent with providing banking and financial services. Among the more significant risks managed by the Company are losses arising from loans not being repaid, commonly referred to as "credit risk," and losses of income arising from movements in interest rates, commonly referred to as "interest rate and market risk". The Company is also exposed to national and local economic conditions, downturns in the economy, or adverse changes in real estate markets, which could negatively impact its business, financial condition, results of operations or liquidity.

Management has numerous policies and control processes in place that provide for the monitoring and mitigation of risks based upon and driven by a variety of assumptions and actions which, if were changed or altered, could impact the Company’s business, financial condition, results of operations or liquidity. The foregoing matters are more fully discussed in Part I, Item 1, "Risk Factors," and throughout this Annual Report on Form 10-K.

Summary Financial Condition

The Company’s total assets increased $81 million or 12% during 2005, ending the year at $748 million. Consumer and commercial lending activities continued to drive the Company’s asset growth.

  Loans: Total loans ended the year at $514.9 million, representing an increase of $66.4 million, or 14.8%, compared with December 31, 2004. Business lending activity was exceptional during 2005, contributing three-quarters of the year-over-year loan growth. At December 31, 2005, consumer loans and commercial loans comprised 59% and 41% of the loan portfolio, compared with 63% and 37% at December 31, 2004, respectively.
  Allowance for Loan Losses: The Bank’s non-performing loans remained at low levels during 2005. At year-end, total non-performing loans amounted to $868 thousand or 0.17% of total loans, compared with $723 thousand or 0.16% at December 31, 2004. The Bank’s loan loss experience showed an improvement during 2005, with net charge-offs amounting to $182, or net charge-offs to average loans outstanding of 0.04%, compared with $629 thousand, or net charge-offs to average loans outstanding of 0.15% during 2004. Reflecting a sustained trend of strong credit quality and the resolution of certain legal proceedings between borrowers engaged in the Maine wild blueberry processing industry and their growers, during 2005 the Bank did not record a provision for loan losses, compared with $180 thousand in 2004.
  Investment Securities: Total investment securities ended the year at $183.3 million, representing an increase of $7.0 million or 4.0% compared with December 31, 2004. In the fourth quarter of 2005, as market yields climbed towards 2005 highs, the Bank added $23.6 million in securities to the Company’s balance sheet. Average securities amounted to $164.0 million in 2005, representing a decline of $17.7 million or 9.8% compared with 2004. During the first nine months of 2005, a significant portion of the cash flows from the securities portfolio was redeployed to help support the funding of strong loan growth, which typically generates a higher yielding earning asset base. Throughout most of 2005, Bank management exercised restraint with respect to additional leveraging of the balance sheet with securities during a period of still historically low market yields, a flattening U.S. Treasury yield curve, and an expectation of higher yields in the near future.
  Deposits: Total deposits ended the year at $445.7 million, representing an increase of $47.5 million or 11.9% compared with December 31, 2004. Deposit growth was principally attributed to certificates of deposit obtained in the national market, as 2005 earning asset growth outpaced retail deposit growth. Retail deposits increased $10.8 million during 2005 or 2.9%, led by increases in certificates of deposit, NOW accounts and demand deposits, amounting to 10.7%, 5.4% and 1.6%, respectively. Since short-term rates began rising in June 2004, management has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while protecting the Bank’s net interest margin and liquidity position.
  Borrowings: Borrowed funds principally consist of advances from the Federal Home Loan Bank of Boston. During 2005 the Bank continued to utilize borrowed funds in leveraging its strong capital position and supporting its earning asset portfolios. At December 31, 2005 total borrowings amounted to $239.7 million, representing an increase of $32.8 million or 15.8% compared with December 31, 2004. Total average borrowings amounted to $209.8 million during 2005, representing an increase of $2.4 million or 1.2% compared with 2004. The increase in borrowings was utilized to help support 2005 earning asset growth.
  Shareholders’ Equity: Consistent with its long-term strategy of operating a sound and profitable organization, the Company continued to exceed regulatory requirements for "well-capitalized" institutions. At December 31, 2005, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based Capital ratios amounted to 7.55%, 10.88% and 11.30%, respectively.

Summary Results of Operations

Net income for the year ended December 31, 2005 amounted to $6.4 million, or fully diluted earnings per share of $2.03, compared with $5.7 million or fully diluted earnings per share of $1.79 for the year ended December 31, 2004, representing increases of 12.1% and 13.6%, respectively.

The Company’s return on average equity ("ROE") amounted to 11.44% in 2005, compared with 10.58% in 2004.

The Company’s return on average assets ("ROA") amounted to 0.93% in 2005, compared with 0.89% in 2004.

  Net Interest Income: Net interest income continued to be the principal component of the Company’s income stream. Net interest income, on a tax-equivalent basis, amounted to $22.5 million for the year ended December 31, 2005, representing an increase of $1.4 million or 6.8% compared with 2004. The increase in net interest income was principally attributed to earning asset growth of $44.8 million or 7.3%, and was aided by a relatively unchanged net interest margin, which in 2005 amounted to 3.43%, compared with 3.45% in 2004.
  Non-interest Income: Non-interest income for the year ended December 31, 2005 amounted to $6.4 million, representing a decline of $157 thousand or 2.4% compared with 2004. The decline in non-interest income was principally attributed to a $404 thousand decline in income on interest rate swap agreements, offset in part by increases in other revenues. During the third quarter of 2004 the Bank designated its interest rate swap agreements as cash flow hedges and, prospectively from the time of this designation, current period net cash flows representing amounts received from or paid to counter-parties are recorded as interest income. Non-interest income was favorably impacted by 2005 revenue increases generated from net gains on the sale of investment securities, Bank credit card programs, and trust and other financial service fees, amounting to 16.7%, 11.2% and 3.3%, respectively.
  Non-interest Expense: Non-interest expense for the year ended December 31, 2005 amounted to $19.3 million, representing an increase of $354 thousand or 1.9% compared with 2004. The increase in 2005 non-interest expense was principally attributed to a $460 thousand or 4.9% increase in salaries and employee benefits, reflecting overall increases in the level of employee compensation including incentive compensation, as well as the impact and timing of certain staffing changes during 2005 and 2004. Bank credit card program expenses increased $148 thousand or 11.9% during 2005, but were offset by a $189 thousand increase in revenue from these programs. All other categories of non-interest expense posted year-over-year declines during 2005.
  Income Tax Expense: The effective income tax rate for 2005 was 28.7%, compared with 27.0% in 2004. The higher effective tax rate in 2005 was principally attributed to lower levels of non-taxable income generated from the Bank’s securities and loan portfolios.

Other 2005 Financial Highlights

  Trust and Investment Management Services: Assets under management at Bar Harbor Trust Services ended the year at $220.5 million, representing an increase of $24.5 million, or 12.5%, compared with December 31, 2004.
  Cash Dividends: In the first quarter of 2005 the Company increased its quarterly cash dividend by 5.0%, to 21 cents per share. In the first quarter of 2006 the dividend was increased by 4.8%, to 22 cents per share. During 2005 the dividend payout ratio amounted to 40.2% compared with 43.3% in 2004.
  Stock Repurchase Plan: In the first quarter of 2004, the Company announced its second stock repurchase plan under which the Company may purchase up to 10% of its outstanding shares of common stock. In December 2005, the Company announced the continuance of this plan through December 31, 2006. As of December 31, 2005, the Company had repurchased 103,732 shares of stock under the plan, at an average price of $27.21 per share.
  Tangible Book Value: At December 31, 2005, the Company’s tangible book value per share amounted to $17.30 compared with $17.17 at December 31, 2004.
  New Branch Office: In October 2005, the Bank announced that it would open its twelfth branch office in the community of Somesville, further strengthening the Bank’s dominant presence on Mount Desert Island. The new branch is scheduled to open in the first quarter of 2006.

Outlook

The challenges facing the Company entering 2006 were similar to those identified in the prior year, namely: loan and deposit growth, credit quality, interest rate risk, and risk management processes. In addition to these challenges, the Company must grow revenues and control expenses while managing a heavy regulatory burden. These are challenges the Company has met for many years while serving the citizens and businesses in the markets it serves, and the Company anticipates similar results over the next twelve months.

The banking world was subject to much volatility and uncertainty in 2005. Short-term interest rates increased during 2005 with the Fed tightening eight times or 200 basis points, following five increases or 125 basis points during 2004. However, the 10 year U.S. Treasury increased only 17 basis points during 2005 and has declined 50 basis points since the Fed began increasing short-term interest rates in June 2004, causing a dramatic 375 basis point flattening of the U.S. Treasury yield curve at the end of 2005. Heading into 2006, growth in net interest income will depend on many factors including: how quickly, and by how much, the Federal Reserve will continue to increase short-term interest rates and the effect on the rest of the yield curve; whether the economy will continue on the road to recovery and at what pace; and the impact of an inverted yield curve on the Company’s net interest margin. The current and projected shape of the yield curve will be key factors driving the Company’s net interest income in 2006, and continued earning asset growth will likely be necessary in generating meaningful increases. Though these developments have not had a materially adverse effect on the Company to date, the Company continues to monitor them closely and believes it is adequately positioned for a variety of future interest rate scenarios.

Reflecting trends in the national and regional economies, the Company’s market area generally witnessed mild economic growth during 2005. Heading into 2006, the economies and real estate markets in the Company’s primary market areas will continue to be significant determinants of the quality of the Company’s assets in future periods and, thus, its results of operations, liquidity, and financial condition. The Company believes future economic activity will in part depend on stronger employment, consumer confidence, personal consumption expenditures, business expenditures for new capital equipment, and a variety of geo-political considerations.

Other factors, which could affect the Company’s financial performance and that of its common stock, are more fully enumerated in the "Forward-Looking Statements" discussion at the beginning of this Annual Report on Form 10-K and the Company’s discussion of certain "Risk Factors" set forth in Part I, Item 1A of this Report.

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

Allowance for Loan Losses: Management believes the allowance for loan losses ("allowance") is a significant accounting estimate used in the preparation of the Company’s Consolidated Financial Statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of loss in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income, and when a greater amount of provision for loan losses is necessary, the result is lower net income. Refer to Part II, Item 7, Allowance for Loan Losses and Provision, in this Annual Report on Form 10-K, for further discussion and analysis concerning the allowance.

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2005 and 2004, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

Goodwill and Other Intangible Assets: The valuation technique used by the Company to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors.  Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, would adversely affect the Company's results of operations. Refer to Notes 1 and 8 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details of the Company’s accounting policies and estimates covering goodwill and other intangible assets.

FINANCIAL CONDITION

Asset / Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets represented 95.2% and 94.7% of total average assets during 2005 and 2004, respectively.

The Company, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit products offered within the markets served, as well as through the prudent use of borrowed and brokered funds.

The Company’s objectives in managing its balance sheet are to preserve the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity, under prevailing and forecasted economic conditions, and to maintain an efficient and appropriate mix of core deposits, brokered deposits, and borrowed funds.

Earning Assets

For the year ended December 31, 2005, the Company’s total average earning assets amounted to $656,817, compared with $612,031 in 2004, representing an increase of $44,786, or 7.3%. The 2005 increase in average earning assets was attributed to average loan growth of $63,018 or 15.1%, offset in part by a decline in average investment securities amounting to $17,751, or 9.8%.

The tax-equivalent yield on total average earning assets amounted to 5.77% in 2005 compared with 5.33% in 2004, representing an increase of 44 basis points. The increase in earning asset yields was principally attributed to increases in short-term interest rates during the year, which favorably impacted the yields on the Bank’s large floating rate loan base. In addition, cash flows from the securities and loan portfolios were generally re-invested into higher yielding earning assets throughout 2005.

Total tax-equivalent interest and dividend income during 2005 amounted to $37,877 compared with $32,643 in 2004, representing an increase of $5,234, or 16.0%. The 2005 increase in interest and dividend income was principally attributed to earning asset growth, combined with higher earning asset yields.

Total Assets

The Company’s assets principally consist of loans and investment securities, which at December 31, 2005 represented 68.9% and 24.5% of total assets, respectively.

At December 31, 2005 the Company’s total assets stood at $747,945, representing an increase of $81,134, or 12.2%, compared with December 31, 2004. The increase in total assets was principally attributed to loan growth of $66,388 or 14.8%, followed by an increase in investment securities amounting to $6,963, or 4.0%.

Investment Securities

The investment securities portfolio represented 25.0% of the Company’s average earning assets during 2005 and generated 20.4% of total tax-equivalent interest and dividend income, compared with 29.7% and 25.1% in 2004, respectively.

The investment securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. Government sponsored enterprises, and other corporate issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government-sponsored enterprises.

The overall objectives of the Bank’s strategy for the investment securities portfolio include maintaining an appropriate level of liquidity, diversifying earning assets, managing interest rate risk, leveraging the Bank’s strong capital position, and generating acceptable levels of net interest income. The investment securities portfolio is managed under the policy guidelines established by the Bank’s Board of Directors.

Total Investment Securities:  At December 31, 2005, total investment securities stood at $183,300 compared with $176,337 at December 31, 2004, representing an increase of $6,963, or 4.0%.

The 2005 average investment securities balance amounted to $164,027, compared with $181,778 in 2004, representing a decline of $17,751, or 9.8%.

As noted above, on a year-over-year basis average investment securities declined while period end balances increased. During the first nine months of 2005, management chose not to reinvest a portion of the cash flows from the securities portfolio. These actions were taken in light of strong loan growth, a flattening U.S. Treasury yield curve, still historically low market yields, and management’s anticipation of higher yields in the near future. In the fourth quarter of 2005, as market yields climbed towards 2005 highs, the Bank added $23,613 in securities to the balance sheet. This action was taken as market yields climbed towards 2005 highs, presenting opportunities for the Bank to increase its earning assets and leverage its strong capital position. In the fourth quarter of 2005 the yield on the 5-year U.S. Treasury note peaked at a three year high, while the 10-year U.S. Treasury note peaked at a fifteen month high.

In light of the historically low interest rate environment over the past few years and the relatively high degree of interest rate volatility, the Bank’s investment strategy has been principally focused on maintaining the majority of the securities portfolio with a relatively short average duration, thereby limiting some of the exposures associated with sustained increases in interest rates. This was accomplished through investments in securities with predictable cash flows and relatively short average maturities. The Bank’s strategy has been to position the majority of the securities portfolio defensively with a steady stream of future cash flows. While this strategy sacrifices some yield in the near-term, the Bank’s objectives were to maintain a reasonable level of net interest income, manage longer-term interest rate and market risks, provide ongoing sources of liquidity, and position the portfolio for a variety of future interest rate scenarios.

Trading Securities: Trading securities are securities bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. As of December 31, 2005 and 2004, the Bank did not own any trading securities.

Securities Held to Maturity: Securities held to maturity are debt securities for which the Bank has the positive intent and ability to hold until maturity. Held to maturity investments are reported at their aggregate cost, adjusted for amortization of premiums and accretion of discounts. During the years ended December 31, 2005 and 2004, the Bank did not own any securities held to maturity.

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", during 2004 the Bank transferred into the available-for-sale securities portfolio all of its held-to-maturity investment securities. Securities transferred consisted of longer term, tax-exempt securities representing obligations of state and political subdivisions. The held-to-maturity securities were transferred to available-for sale at their fair value of $36,100, with an unrealized gain on these securities, net of taxes, amounting to $1,191 recorded in other comprehensive income. Management does not intend to utilize the held-to-maturity classification in the foreseeable future.

Securities Available for Sale: Securities available for sale represented 100% of total investment securities at December 31, 2005 and 2004.

The designation of securities available for sale is made at the time of purchase, based upon management’s intent to hold the securities for an indefinite time; however, these securities would be available for sale in response to changes in market interest rates, related changes in the securities’ prepayment risk, needs for liquidity, or changes in the availability of and yield on alternative investments.

The securities available for sale portfolio is managed on a total return basis with the objective of exceeding the return that would be experienced if investing solely in U.S. Treasury instruments. The securities available for sale portfolio is used for liquidity purposes while simultaneously producing earnings.

Investment securities classified as available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method and are shown separately in the statement of income.

The balances of securities available for sale are stated on the consolidated balance sheet net of fair value adjustments, reflecting net unrealized losses of $1,856 at December 31, 2005 and net unrealized gains of $1,941 at December 31, 2004. The change in net unrealized gains and losses was principally attributed to higher prevailing market yields at December 31, 2005 compared with the same date in 2004. For example, the yields on 2, 3 and 5-year U.S. Treasury notes were 129, 111, and 70 basis points higher, respectively, at December 31, 2005 compared with the same date in 2004. The unrealized loss position at December 31, 2005 also reflects the fact that a portion of the securities were purchased during periods of historically low interest rates and market yields, but does not give consideration to matched funding sources (e.g., borrowings) acquired during those same periods of historically low interest rates which are not adjusted to current market value.

The following table summarizes the securities available for sale portfolio as of December 31, 2005 and 2004:

	December 31, 2005
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government-sponsored enterprises	$ 23,720	$ 12	$ 235	$ 23,497
Mortgage-backed securities:
Obligations of U. S. Government agencies	11,134	127	48	11,213
Obligations of Government-sponsored enterprises	90,872	65	2,190	88,747
Other	22,362	4	424	21,942
Obligations of state and political subdivisions	37,068	1,016	183	37,901
	$185,156	$1,224	$3,080	$183,300

	December 31, 2004
Available- for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations to U.S. Government-sponsored enterprises	$ 6,395	$ 2	$ 49	$ 6,348
Mortgage-backed securities:
U.S. Government agencies and sponsored enterprises	116,097	651	258	116,490
Other	16,608	41	245	16,404
Obligations of states of the U.S. and political subdivisions thereof	34,296	1,806	2	36,100
Other bonds	1,000	---	5	995
Total securities available for sale	$174,396	$2,500	$559	$176,337

Purchase Premiums and Discounts: Securities are typically purchased at premium or discounted price, depending on the coupon of the security and prevailing interest rates. The Company recognizes the amortization of premiums and accretion of discounts in interest income using the interest method over the estimated life of the security. Purchase premiums are amortized to the earliest call date, while purchase discounts are accreted to maturity. Premiums paid on mortgage-backed securities are amortized proportionate to the three-month trailing average Constant Payment Rate (CPR) of each securitized pool of mortgages.

Securities Credit Risk: The Bank evaluates and monitors the credit risk of its investment securities utilizing a variety of resources including external credit rating agencies, predominantly Moody’s and Standard and Poor’s. At December 31, 2005, 97.6% of the securities portfolio was rated "AAA" by Moody’s and or Standard and Poor’s. The Bank held no investment securities having a credit rating below "A1" as of December 31, 2005.

Securities Interest Income: The total aggregate tax-equivalent yield on the securities portfolio amounted to 4.72% in 2005, compared with 4.51% in 2004, representing an increase of 21 basis points. The increase was principally attributed to the availability of higher market yields in 2005 compared with prior years. Securities incrementally added to the securities portfolio during 2005 generally carried higher yields and moderately longer durations. In addition cash flows from the securities portfolio were generally reinvested into securities with higher market yields.

Total tax-equivalent interest income from the securities amounted to $7,746 in 2005, compared with $8,197 in 2004, representing a decline of $451 or 5.5%. The decline in interest income from securities was attributed to the $17,751 or 9.8% decline in average securities during 2005 compared with 2004.

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost of the Bank’s investment securities and weighted average yields of such securities on a fully tax-equivalent basis as of December 31, 2005, based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers in most cases have the right to prepay.

MATURITY SCHEDULE FOR INVESTMENT SECURITIES
DECEMBER 31, 2005
(at fair value)

	One Year Or Less	Greater than One Year to Five years	Greater than Five Years to Ten years	Greater Than Ten Years

Obligations of U.S. Government-sponsored enterprises	$499	$ 9,489	$11,828	$ 1,681
Weighted average yield	4.60%	4.68%	5.30%	5.37%

Mortgage-backed Securities:
Obligations of U.S. Government agencies	$ ---	$ 120	$ 841	$ 10,252
Weighted average yield	0.00%	7.10%	5.19%	5.93%

Obligations of Government-sponsored enterprises	$ 19	$ 1,423	$34,684	$ 52,621
Weighted average yield	7.13%	4.25%	3.92%	4.82%

Other mortgage-backed securities	$ ---	$ 82	$ ---	$ 21,858
Weighted average yield	0.00%	4.72%	0.00%	4.53%

Obligations of state and political subdivisions	$ 60	$ ---	$ 775	$ 37,067
Weighted average yield	5.29%	0.00%	5.96%	6.51%

Total	$578	$11,114	$48,128	$123,480

MATURITY SCHEDULE FOR INVESTMENT SECURITIES
DECEMBER 31, 2004
(at fair value)

	One Year Or Less	Greater than One Year to Five years	Greater than Five Years to Ten years	Greater Than Ten Years

Obligations of U.S. Government-sponsored enterprises	$ ---	$1,985	$ 3,858	$ 506
Weighted average yield	0.00%	3.26%	3.37%	2.76%

Mortgage-backed securities:
U.S. Government agencies and sponsored enterprises	2	1,572	46,881	68,035
Weighted average yield	5.45%	4.65%	3.79%	4.54%

Other mortgage-backed securities	---	---	---	16,404
Weighted average yield	0.00%	0.00%	0.00%	4.40%

Obligations of state and political subdivisions	---	121	358	35,621
Weighted average yield	0.00%	5.24%	5.24%	6.95%

Other debt securities	---	---	---	995
Weighted average yield	0.00%	0.00%	0.00%	4.55%

Total	$ 2	$3,678	$51,097	$121,561

Securities Concentrations: At December 31, 2005 and 2004, the Bank did not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceed 10% of the Company’s shareholders’ equity. Management believes U.S. Government-sponsored enterprises have minimal credit risk, as they play a vital role in the nation’s financial markets. At December 31, 2005 and 2004, all securities issued by Government agencies and sponsored enterprises were credit rated "AAA" by Mood’s and Standard and Poor’s.

Impaired Securities: The securities portfolio contains certain investments where amortized cost exceeds fair market value, which at December 31, 2005 amounted to $3,080, compared with $559 at December 31, 2004.

Unrealized losses that are considered other-than-temporary are recorded as a loss on the Company’s consolidated statement of income. In evaluating whether impairment is other-than-temporary, management considers a variety of factors including the nature of the investment security, the cause of the impairment, the severity and duration of the impairment, and the Bank’s ability and intent to hold the security to maturity. Other data considered by management includes, for example, sector credit ratings, volatility of the security’s market price, and any other information considered relevant in determining whether other-than-temporary impairment has occurred.

At December 31, 2005 and 2004, management determined there were no unrealized losses in the investment securities portfolio that were other-than-temporary.

The following table summarizes temporarily impaired investment securities and their approximate fair values at December 31, 2005. All securities referenced are debt securities. At December 31, 2005, the Bank did not hold any common stock or equity securities in its investment securities portfolio.

TEMPORARILY IMPAIRED INVESTMENT SECURITIES
DECEMBER 31, 2005
	Less Than 12 Months			12 Months or Longer			Total
	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Obligations of U.S. Government-sponsored enterprises	$ 13,287	24	$ 132	$ 4,203	24	$ 103	$ 17,490	48	$ 235
Mortgage-backed securities:
Obligations of U.S. Government agencies	3,413	12	26	1,699	8	22	5,112	20	48
Obligations of Government-sponsored enterprises	66,558	126	1,493	20,472	40	697	87,030	166	2,190
Other	16,673	30	253	4,813	11	171	21,486	41	424
Obligations of state and political subdivisions	8,339	32	176	343	1	7	8,682	33	183
Total temporarily impaired securities	$108,270	224	$2,080	$31,530	84	$1,000	$139,800	308	$3,080

At December 31, 2005, the total unrealized losses on temporarily impaired securities amounted to $3,080, representing 2.2% of their amortized. At December 31, 2005, no individual security had an unrealized loss greater than 5.0% of its amortized cost.

As of December 31, 2005, unrealized losses on securities that had been in a continuous unrealized loss position more than twelve-months amounted to $1,000, or 3.2% of their amortized cost at December 31, 2005. At December 31, 2005, there were a total of 84 investment securities in an unrealized loss position more than twelve months.

For securities with unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government-sponsored enterprises have minimal credit risk, as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate mortgage-backed securities and all investments maintain a credit rating of at least "A1" by one of the nationally recognized rating agencies. Mortgage-backed securities and collateralized mortgage obligations are either issued by federal government agencies and sponsored enterprises, or by private issuers, all with security ratings of AAA.

Management believes the unrealized losses in the investment securities portfolio at December 31, 2005 were attributed to interest rate increases, and reflected the volatile movements in the U.S. Treasury curve over the past few years. Specifically, certain debt securities were purchased in an interest rate environment lower than where the U.S. Treasury yield curve stood on December 31, 2005. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investment securities until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investment securities to be other-than-temporarily impaired at December 31, 2005.

Management believes the extent of unrealized losses on mortgage-backed securities will diminish over time as principal payments and pre-payments are received and durations continue to shorten. In the case of debt securities, management believes unrealized losses will diminish over time as maturity dates continue to shorten. Management also believes that any declines in the U.S. Treasury yield curve will further diminish the extent of unrealized losses in the securities portfolio, as market values typically increase in a declining interest rate environment. Conversely, management believes that upward movements in the U.S. Treasury yield curve will increase the extent of unrealized losses in the securities portfolio over the near term.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank’s loan portfolio, net of loan origination fees and costs, as of December 31 over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2005	2004	2003	2002	2001

Real estate loans:
Construction and development	$ 27,630	$ 21,339	$ 12,639	$ 16,270	$ 20,348
Mortgage	411,059	362,702	322,579	287,990	229,634
Loans to finance agricultural production and other loans to farmers	18,962	15,077	11,719	11,053	7,149
Commercial and industrial loans	41,291	35,574	19,167	20,010	22,158

Loans to individuals for household, family and other personal expenditures	10,653	11,156	11,775	12,818	13,918
All other loans	4,459	2,153	4,554	2,684	3,699
Real estate loans under foreclosure	812	477	975	710	1,064

TOTAL LOANS	$514,866	$448,478	$383,408	$351,535	$297,970

Less: Allowance for loan losses	4,647	4,829	5,278	4,975	4,169

NET LOANS	$510,219	$443,649	$378,130	$346,560	$293,801

Total Loans: At December 31, 2005, total loans amounted to $514,866, compared with $448,478 at December 31, 2004, representing an increase of $66,388, or 14.8%. Commercial loans contributed 74.7% to 2005 loan growth, consumer loans contributed 24.1%, followed by an increase of 1.2% in tax-exempt loans to municipalities. In general, loan origination activity has benefited from a still-favorable market interest rate environment, a relatively stable local economy, and initiatives designed to expand the Bank’s product offerings and attract new customers while continuing to leverage its existing customer base.

At December 31, 2005, consumer loans comprised 58.1% of the total loan portfolio while commercial loans comprised 41.4%, compared with 63.1% and 36.5% at December 31, 2004, respectively.

At December 31, 2005, total consumer loans, including consumer real estate loans, amounted to $298,930, representing an increase of $15,944 or 5.6%, compared with December 31, 2004. Consumer real estate loans, which consist of residential mortgages and home equity loans, led 2005 consumer loan growth, posting an increase of $16,774 or 6.2% compared with December 31, 2004. Following record refinancing activity over the past few years and a moderate increase in long-term interest rates, consumer real estate loan originations continued to slow during 2005, but portfolio growth continued as new purchase transactions accounted for an increasing proportion of loan originations.

At December 31, 2005, total commercial loans amounted to $213,204, representing an increase of $49,612 or 30.3% compared with December 31, 2004. The 2005 growth in commercial loans represented an all time high. Bank management attributed this growth, in part, to a mature commercial lending team, a variety of new business development initiatives, and a relatively stable local economy.

At December 31, 2005, consumer and commercial real estate loans comprised 85.2% of the loan portfolio, essentially unchanged compared with 85.6% at December 31, 2004. The continued strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank’s market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by excessive loan to value ratios or debt service levels. To date, there has been no significant deterioration in the performance or risk characteristics of the real estate loan portfolio through the reporting period.

Construction and Development Loans: Construction and development loans are both consumer and commercial in nature and represented 5.4% of total loans at December 31, 2005, compared with 4.8% at December 31, 2004.

Total construction and development loans amounted to $27,630 at December 31, 2005, compared with $21,339 at December 31, 2004, representing an increase of $6,291, or 29.5%. Construction and development loans generally migrate from construction status to completed projects with permanent financing arrangements within one year.

Mortgage Loans: Mortgage loans, which include consumer real estate, home equity and commercial loans, accounted for 79.8% of total loans at December 31, 2005, compared with 81.0% at December 31, 2004.

At December 31, 2005, total mortgage loans amounted to $411,059, compared with $362,702 at December 31, 2004, representing an increase of $48,357, or 13.3%. Commercial real estate loans accounted for approximately two-thirds of this growth, with the balance attributed to consumer real estate and home equity loans.

Loans to Finance Agricultural Production and Other Loans to Farmers: Agricultural loans amounted to $18,962 at December 31, 2005 compared with $15,077 at December 31, 2004, representing an increase of $3,885 or 25.8%. This category of loans represented 3.7% of the loan portfolio at December 31, 2005, compared with 3.4% at December 31, 2004. The communities served by the Bank generally offer limited opportunities for lending in this industry sector.

Commercial and Industrial Loans: Commercial and industrial loans represented 8.0% of the loan portfolio at December 31, 2005, compared with 7.9% at December 31, 2004. The Bank’s market area demographics have historically limited the growth potential in this particular category of loans; however, over the past two years the Bank realized some sporadic opportunities for commercial and industrial lending. At December 31, 2005, commercial and industrial loans totaled $41,291, compared with $35,574 at the December 31, 2004, representing an increase of $5,717, or 16.1%.

Loans to Individuals for Household, Family and Other Personal Expenditures: Personal consumer loans, including credit card loans and student loans, totaled $10,653 at December 31, 2005 compared with $11,156 at December 31, 2004, representing a decline of $503, or 4.5%. This category of loans represented 2.1% of the loan portfolio at December 31, 2005, compared with 2.5% at December 31, 2004.

Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank has not campaigned aggressively for consumer installment loans over the past few years.

The Bank continues to be one of relatively few community banks with its own credit card loan portfolio, as large credit card processing companies continue to acquire credit card portfolios and associated sources of non-interest income from smaller financial institutions.

All Other Loans: All other loans represented 0.9% of the loan portfolio at December 31, 2005, compared with 0.5% at December 31, 2004. The balance of all other loans at December 31, 2005 totaled $4,459 compared with $2,153 at December 31, 2004, representing an increase of $2,306, or 107.1%.

This category of loans principally includes loans to government municipalities and, to a lesser extent, not-for-profit organizations. Government municipality loans typically have short maturities and low interest rate risk characteristics. Government municipality loans are typically originated through a bid process among local financial institutions and are aggressively priced, thus generating narrow net interest income margins.

Real Estate Loans Under Foreclosure: At December 31, 2005, real estate loans under foreclosure totaled $812 compared with $477 at December 31, 2004, representing an increase of $335, or 70.2%. At December 31, 2005, real estate loans under foreclosure were represented by four consumer mortgage loans totaling $280 and four commercial mortgage loans totaling $532. At December 31, 2004, real estate loans under foreclosure were represented by six consumer mortgage loans amounting to $420 and one commercial mortgage loan totaling $57. During 2005, foreclosure proceedings were completed on five of these loans totaling $250, and any resulting charge-offs were recognized.

Loan Concentrations: Loan concentrations continued to reflect the Bank’s business region. At December 31, 2005, approximately $29,857 or 5.8% of the loan portfolio was represented by loans to the lodging industry, compared with $30,535 or $6.8% at December 31, 2004.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. OREO is classified on the consolidated balance sheet with other assets. At December 31, 2005 there was no OREO, unchanged compared with December 31, 2004.

Mortgage Loan Servicing: The Bank from time to time will sell mortgage loans to other institutions, and investors. The sale of loans allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2005, the unpaid balance of mortgage loans serviced for others totaled $7,907 compared with $9,935 at December 31, 2004, representing a decline of $2,028, or 20.4%. The decline in 2005 balances was attributed to serviced mortgage loan principal payments, as well as prepayments resulting from loan refinancing activity.

Pursuant to the Bank’s asset and liability management strategy, its need for interest earning assets, and its strong capital position, loans originated during 2005 were held in the Bank’s loan portfolio.

Loan Maturities and Re-pricing Distribution: The following table summarizes fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2005, and 2004. Actual maturity dates may differ from contractual maturity dates due to prepayments or loan re-financings.

Maturities	12/31/05	12/31/04

Three months or less	$189,656	$168,680
Over three months through 12 months	29,496	40,409
Over 12 months through three years	40,813	26,841
Over three years though five years	64,739	46,977
Over five years through 15 years	110,163	98,614
Over 15 years	79,999	66,957
Total	$514,866	$448,478

Loan Portfolio Composition: The following table summarizes the fixed and variable rate composition of the loan portfolio as of December 31, 2005 and 2004:

	2005	2004
Commercial loans:
Real Estate- variable rate	$128,022	$ 97,983
Real Estate- fixed rate	7,247	6,463
Installment - variable rate	12,465	10,337
Installment - fixed rate	8,177	7,491
Lines of credit-variable rate	28,587	29,898
Other - variable and fixed rate	28,275	11,318
Deferred origination costs, net	431	102
Total commercial loans	213,204	163,592

Tax exempt:
Variable rate	$ ---	$ ---
Fixed rate	2,732	1,950
Total tax exempt loans	2,732	1,950

Consumer:
Real Estate- variable rate	$ 82,402	$ 64,613
Real Estate- fixed rate	154,310	157,497
Home equity - variable rate	42,786	45,192
Home equity - fixed rate	6,435	1,997
Installment - variable rate	94	103
Installment - fixed rate	4,071	3,858
Other - variable and fixed rate	8,400	9,573
Deferred origination costs, net	432	103
Total consumer loans	298,930	282,936

Total loans	$514,866	$448,478
Allowance for loan losses	(4,647)	(4,829)
Loans, net of allowance for loan losses	$510,219	$443,649

Allowance For Loan Losses

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, the Bank's Senior Loan Officers’ Committee, oversight from the Bank's Senior Credit Officer, the Directors’ Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

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

As a result of management’s ongoing review of the loan portfolio, loans are placed on non-accrual status, either due to the delinquent status of principal and/or interest, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent because collection in full of all outstanding principal and interest is in doubt. Loans are generally placed on non-accrual status when principal and/or interest is 90 days overdue, or sooner if judged appropriate by management. Consumer loans are generally charged-off when principal and/or interest payments are 120 days overdue, or sooner if judged appropriate by management.

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings, and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2004 and this continued to be the case during 2005.

The following table sets forth the details of non-performing loans over the last five years.

TOTAL NON-PERFORMING LOANS
AT DECEMBER 31

	2005	2004	2003	2002	2001

Loans accounted for on a non-accrual basis:
Real estate loans:
Construction and development	$ ---	$ ---	$ 114	$ 4	$ ---
Mortgage	267	453	1,113	905	1,683
Loans to finance agricultural production and
other loans to farmers	---	13	22	45	45
Commercial and industrial loans	593	80	9	10	429
Loans to individuals for household,
family and other personal expenditures	5	26	37	22	34
Total non-accrual loans	865	572	1,295	986	2,191
Accruing loans contractually past due 90 days or more	3	151	199	188	151
Total non-performing loans	$868	$723	$1,494	$1,174	$2,342

Allowance for loan losses to non-performing loans	535%	668%	353%	424%	178%
Non-performing loans to total loans	0.17%	0.16%	0.39%	0.33%	0.79%

During the year ended December 31, 2005, non-performing loans remained at relatively low levels. The Bank attributes this, in part, to mature credit administration processes and underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At December 31, 2005, total non-performing loans amounted to $868 compared with $723 as of December 31, 2004, representing an increase of $145. At December 31, 2005, non-performing loans represented 0.17% of total loans compared with 0.16% at December 31, 2004.

While the non-performing loan ratios continued to reflect the favorable quality of the loan portfolio at December 31, 2005, Bank management is cognizant of relatively soft economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including higher interest rates and debt service levels, oil and gas prices, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $2,302 and $1,649 at December 31, 2005 and 2004, or 0.45% and 0.37% of total loans, respectively. These loans and delinquency trends are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

Allowance For Loan Losses: At December 31, 2005, the allowance for loan losses ("allowance") stood at $4,647, compared with $4,829 at December 31, 2004, representing a decline of $182, or 3.8%.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES
SUMMARY OF LOAN LOSS EXPERIENCE

	2005	2004	2003	2002	2001

Balance at beginning of period	$ 4,829	$ 5,278	$ 4,975	$ 4,169	$ 4,236
Charge-offs:
Commercial, financial, agricultural, others	94	476	75	111	1,416
Real estate:
Construction and development	---	34	4	---	---
Mortgage	19	66	207	176	434
Installments and other loans to individuals	125	275	141	195	454
Total charge-offs	238	851	427	482	2,304

Recoveries:
Commercial, financial agricultural, others	14	66	24	121	96
Real estate:
Construction and development	4	---	---	---	---
Mortgage	1	51	106	4	74
Installments and other loans to individuals	37	105	60	63	67
Total recoveries	56	222	190	188	237

Net charge-offs	182	629	237	294	2,067
Provision charged to operations	---	180	540	1,100	2,000

Balance at end of period	$ 4,647	$ 4,829	$ 5,278	$ 4,975	$ 4,169

Average loans outstanding during period	$479,974	$416,956	$367,701	$325,712	$283,728

Net charge-offs to average loans outstanding during period	0.04%	0.15%	0.06%	0.09%	0.73%

The Bank's loan loss experience showed an improvement during 2005 compared with 2004 experience. Net charge-offs during 2005 amounted to $182, representing a decline of $447 or 71.1%, compared with 2004. Expressed as a percentage of total average loans outstanding, 2005 net charge-offs amounted to 0.04%, compared with 0.15% in 2004.

The following table presents the five-year summary of the allowance by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(at December 31)
	2005		2004		2003		2002		2001
	Amount	Percent of Loans in Each Category toTotal loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans
Commercial, financial, and agricultural	$1,407	11.70%	$1,886	8.84%	$2,281	8.06%	$1,737	8.84%	$1,387	9.84%
Real estate mortgages:
Real estate-construction	186	5.37%	135	4.63%	67	3.30%	266	4.63%	135	6.83%
Real estate-mortgage	2,768	80.00%	2,305	82.13%	1,708	84.39%	1,992	82.12%	1,525	77.42%
Installments and other loans to individuals	230	2.07%	249	3.65%	342	3.07%	531	3.65%	855	4.67%
Other	---	0.86%	---	0.75%	---	1.18%	---	0.76%	---	1.24%
Unallocated	56	0.00%	254	0.00%	880	0.00%	449	0.00%	267	0.00%
TOTAL	$4,647	100.0%	$4,829	100.00%	$5,278	100.00%	$4,975	100.00%	$4,169	100.00%

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $593 as of December 31, 2005, compared with $93 as of December 31, 2004. The related allowances for loan losses on these impaired loans amounted to $238 and $14 as of December 31, 2005 and December 31, 2004, respectively. At December 31, 2005 and 2004, there were no impaired loans that did not have specific reserves. The Bank had no troubled debt restructurings at December 31, 2005 and 2004, and all of its impaired loans were considered collateral dependent and were adequately reserved.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $10 and $3 for the years ended December 31, 2005 and 2004, respectively.

General reserves account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There was no major change in loan concentrations during 2005.

The December 31, 2004 allowance calculation incorporated loss estimates relating to loans to borrowers involved in the Maine wild blueberry processing industry, principally centered in Washington County, Maine. During the fourth quarter of 2003, certain legal proceedings developed between borrowers engaged in the Maine wild blueberry processing industry and their growers, the uncertainties of which Bank management believed warranted recognition of certain increases in credit risk. During the first quarter of 2005, these matters were, in the opinion of management, satisfactorily resolved. At December 31, 2005, the adequacy analysis of the allowance incorporated a revised estimate of inherent risk of loss with respect to this industry segment, compared with December 31, 2004.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, the Company considers the allowance for loan losses at December 31, 2005 to be appropriate for the risks inherent in the loan portfolio, and resident in the local and national economy as of that date.

Funding Sources

The Bank utilizes various traditional sources of funding to support its earning asset portfolios. Funding sources principally consist of retail deposits and, to a lesser extent, borrowings from the Federal Home Loan Bank of Boston ("FHLB") of which it is a member, and certificates of deposit obtained from the national market.

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

According to a January 2006 report prepared by the Maine Bureau of Financial Institutions, in 2004 through June 2005, Maine banks continued to book loans faster than core deposits, necessitating increased reliance on non-core funding. As a consequence, among Maine banks, the loan-to-core deposit ratio rose to a record high of 124%, well above the national average of 96% and up from 117% one year earlier. During 2005, the Bank’s average loan-to-core-deposit ratio amounted to 128%, compared with 114% in 2004.

According to the Maine Bureau of Financial Institutions, because core deposit growth has not kept pace with earning asset growth, Maine banks have had to rely increasingly on borrowings and other types of non-core funding, which supported 30% of Maine bank assets as of June 30, 2005, compared with the national average of 17%. During 2005 the Bank’s non-core funding averaged 34.3% of total average assets, compared with 31.8% in 2004.

Management believes that the Bank’s future success in growing core funding will be a determinant factor in its ability to grow earning assets and leverage its strong capital position.

Deposits

During 2005, the most significant source of funding for the Bank’s earning assets continued to be retail deposits, gathered throughout its network of eleven banking offices throughout downeast and midcoast Maine. Total average retail deposits accounted for 57.2% of the funding required in supporting the Bank’s earning asset portfolios during 2005, compared with 59.8% in 2004.

Total Deposits: At December 31, 2005 total deposits amounted to $445,731, compared with $398,272 at December 31, 2004, representing an increase of $47,459, or 11.9%.

The 2005 increase in total deposits was principally attributed to certificates of deposit obtained from the national market ("brokered deposits"), which accounted for $36,686 or 77.3% of total 2005 deposit growth.

Retail deposit growth amounted to $10,773 in 2005, or 2.9%. The rate of retail deposit growth lagged historical norms during 2005. Management believes that competition from banks and non-banks intensified, as savers and investors sought higher returns in an atmosphere of rising short-term interest rates, and that financial institutions in particular have been aggressive in pricing their deposits in order to fund earning asset growth. Since short-term rates began rising in June 2004, management has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while protecting the Bank’s net interest margin and liquidity position.

Total average deposits amounted to $417,950 during 2005, compared with $377,721 in 2004, representing an increase of $40,109, or 10.6%. Total average retail deposits amounted to $376,237 during 2005, compared with $366,063 in 2004, representing an increase of $10,174, or 2.8%.

The following table summarizes the changes in the average balances of deposits during the periods indicated:

AVERAGE DEPOSIT BALANCES BY CATEGORY OF DEPOSIT

	2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 53,830	---	$ 51,382	---
NOW accounts	66,289	0.15%	63,119	0.24%
Savings and money market deposits	133,755	1.51%	132,091	0.83%
Time deposits	122,363	1.39%	119,471	2.24%
Brokered time deposits	41,713	3.75%	11,658	4.09%
Total deposits	$417,950		$377,721

Demand Deposits: Non-interest bearing demand deposits, which are principally business accounts in nature, totaled $55,451 at December 31, 2005, compared with $54,579 at December 31, 2004, representing an increase of $872, or 1.6%. Total average demand deposits amounted to $53,830 during 2005, compared with $51,382 in 2004, representing an increase of $2,448, or 4.8%. Demand deposits represented 12.8% of total average deposits during 2005, compared with 13.6% in 2004.

The rate of demand deposit growth lagged historical norms during 2005. Management attributes this, in part, to a lower level of seasonal deposits compared with historical norms, and believes this was consistent with a reportedly slow tourist season in the market areas served by the Bank. Management also believes that competition for demand deposit intensified during 2005, with more financial institutions offering no fee checking accounts.

During the second and third quarters of 2005, the Bank launched a variety of new business and personal demand deposit products, including free checking products, which it believes are highly competitive and designed to satisfy the changing expectations of both individual and business customers. Management believes these products will help increase demand deposits in the foreseeable future.

The Bank strives to attract demand deposits in connection with its commercial lending activities, on a total relationship basis. The Bank’s business checking account offerings include  Small BusinessPlus, BusinessPlus, and Free Small Business, each designed to help business owners manage the varying financial aspects of their business. The Bank also offers its business customers a variety of cash management products including a Cash Management Sweep Account. Customers are able to automatically transfer their excess demand deposit balances, over certain thresholds established with an earnings credit rate, to interest bearing, overnight securities repurchase agreements. Business demand deposits are also generated by way of the Bank’s Merchant Credit Card Processing Program.

NOW Account Deposits: The Bank offers NOW accounts to individuals, not-for-profit organizations and sole proprietor businesses. At December 31, 2005, total NOW accounts stood at $66,965, compared with $63,535 at December 31, 2004, representing an increase of $3,430 or 5.4%. During 2005 total average NOW accounts amounted to $66,289, compared with $63,119 in 2004, representing an increase of $3,170, or 5.0%. NOW accounts represented 15.9% of total average deposits during 2005, compared with 16.7% in 2004.

During 2005, the Bank’s most successful NOW account product continued to be Gold Wave Checking, a relationship product designed for its age 50 and above customers.

Savings and Money Market Deposits: At December 31, 2005, total savings and money market accounts amounted to $133,113, compared with $139,179 at December 31, 2004, representing a decline of $6,066, or 4.4%. Total average savings and money market accounts amounted to $133,755 during 2005, compared with $132,091 in 2004, representing an increase of $1,664, or 1.3%. Savings and money market accounts represented 32.0% of total average deposits during 2005, compared with 35.0% in 2004.

The Bank offers statement savings accounts, and as a community oriented financial institution, continues to support the more traditional passbook savings accounts. During 2005 the Bank also offered a tiered-rate, money market account, Investors Choice, providing businesses and individuals with short-term investment alternatives.

Bank management attributes the sluggish 2005 growth in average savings and money market accounts to aggressive pricing competition from banks and non-banks, as savers shopped for higher returns in an atmosphere of well-publicized, rising short-term interest rates. In response to competitive pricing pressures and continuing market demand, in the first quarter of 2006 the Bank introduced its new Prime-based Horizon Money Market Account, which it believes is highly competitive and designed to satisfy the needs of both small and large investors alike.

Time Deposits: At December 31, 2005, total time deposits stood at $129,816, compared with $117,279 at December 31, 2004, representing an increase of $12,537, or 10.7%. Total average time deposits amounted to $122,363 during 2005 compared with $119,471 in 2004, representing an increase of $2,892, or 2.4%. Time deposits represented 29.3% of total average deposits during 2005, compared with 31.6% in 2004.

In pricing time deposits, particularly non-relationship time deposits, the Bank will consider other sources of funding which may be offered at more attractive terms and prices, including borrowed funds and time deposits available in the national market.

Bank management attributes the 2005 growth in time deposits to its competitive pricing strategies and customer retention programs. Additionally, given the increase in short-term interest rates and the flattening U.S. Treasury curve, investors and savers appeared attracted to higher yielding certificates of deposit with relatively short-term maturities.

Time deposits in denominations of $100 or greater totaled $25,151 at December 31, 2005, compared with $19,405 at December 31, 2004, representing an increase of $5,746, or 29.6%.

The following table summarizes the maturity distribution of time deposits of $100 or greater:

MATURITY SCHEDULE
TIME DEPOSITS $100 THOUSAND OR GREATER
DECEMBER 31, 2005

Maturity

Three months or less	$ 4,546
Over three months to six months	5,940
Over six to twelve months	6,818
Over twelve months	7,847
$25,151

Brokered Time Deposits: At December 31, 2005, total brokered time deposits stood at $60,386, compared with $23,700 at December 31, 2004, representing an increase of $36,686, or 154.8%. Total average brokered time deposits amounted to $41,713 during 2005 compared with $11,658 in 2004, representing an increase of $30,055, or 257.8%. Brokered time deposits represented 10.0% of total average deposits during 2005, compared with 3.1% in 2004.

The increase in brokered time deposits was primarily attributed to the funding needs associated with the Bank’s strong earning asset growth, principally loans, which outpaced retail deposit growth during 2005. In addition, during 2005 the Bank modified its funding and liquidity strategies, providing more balance between brokered and borrowed funds, which during 2005 posted an average balance increase of only 1.2% compared with 2004. The rates of interest paid on brokered time deposits were generally more favorable than collateralized advances from the Federal Home Loan Bank, the primary source of wholesale funding used by the Bank.

Borrowed Funds

Borrowed funds principally consist of advances from the Federal Home Loan Bank of Boston ("FHLB") and, to a lesser extent, securities sold under agreements to repurchase. Advances from the FHLB are secured by stock in the FHLB, investment securities, and blanket liens on qualifying mortgage loans and home equity loans.

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

Borrowings From the Federal Home Loan Bank: At December 31, 2005, borrowings from the FHLB totaled $223,258, compared with $191,846 at December 31, 2004, representing an increase of $31,412, or 16.4%. During 2005, borrowings from the FHLB averaged $195,124, compared with $193,927 in 2004, representing an increase of $1,197, or 0.6%.

The increase in borrowings from the FHLB was utilized to fund 2005 earning asset growth, which outpaced the growth in retail deposits.

During 2005, the Bank re-balanced a portion of its wholesale funding base by utilizing a greater proportion of brokered certificates of deposit obtained in the national market to support earning asset growth. This action was taken to strengthen the Bank’s strategic liquidity reserves, providing a higher level of "just in time" funding afforded by readily available advances from the FHLB.

Total average borrowings from the FHLB expressed as a percentage of total average assets amounted to 28.3% during 2005, compared with 30.0% in 2004.

Securities Sold Under Agreements to Repurchase: At December 31, 2005, securities sold under repurchase agreements amounted to $16,438, compared with $15,077 at December 31, 2004, representing an increase of $1,361, or 9.0%. Securities sold under repurchase agreements were collateralized by U.S. Government-sponsored agency obligations.

Borrowing Maturities: Borrowing maturities are managed in concert with the Bank’s asset and liability management strategy, and are closely aligned with the ongoing management of balance sheet interest rate risk.

As of December 31, 2005, total short-term borrowings, including securities sold under repurchase agreements, amounted to $131,338, compared with $89,851 at December 31, 2004, or 54.8% and 43.4% of total borrowings, respectively. Conversely, long-term borrowings at December 31, 2005 totaled $108,358, compared with $117,072 at December 31, 2004, or 45.2% and 56.6% of total borrowings, respectively.

The Bank has utilized higher cost, longer-term borrowings to manage the interest rate risk associated with the growth in longer-term, fixed rate, earning assets generated during periods of historically low interest rates. While this strategy has pressured net interest income in the near-term, management believes it lessens the degree of interest rate risk and better positions the Bank for rising interest rates and an improving economy.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, the Company continues to be a "well capitalized" bank holding company according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Historically, most of the Company’s capital requirements have been provided through retained earnings and this continued to be the case during the year ended December 31, 2005.

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

In March 2004, the Company announced a second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and were to continue through December 31, 2005. The Company’s Board of Directors subsequently authorized the continuance of this program through December 31, 2006. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of December 31, 2005, the Company had repurchased 103,732 shares of stock under this plan, at a total cost of $2,822 and an average price of $27.21 per share.

The Company believes that a stock repurchase plan is a prudent use of its capital at this time. Management anticipates the stock repurchase plan will be accretive to the return on average shareholders’ equity and earnings per share. Management also believes that the stock repurchase plan helps facilitate an orderly market for the disposition of large blocks of stock, and lessens the price volatility associated with the Company’s thinly traded stock.

Cash Dividends: The Company has historically paid regular quarterly cash dividends on its common stock. Each quarter the Board of Directors declares the payment of regular quarterly cash dividends, subject to adjustment from time to time, based on the Company’s earnings outlook, the strength of the balance sheet and other relevant factors.

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2005, the Company paid declared cash dividends in the aggregate amount of $2,584. The Company’s 2005 earnings payout ratio amounted to 40.2%, compared with 43.2% in 2004.

In the first quarter of 2005, the Company increased its quarterly dividend by 5.0% to $0.21 per common share. The dividend was paid March 15, 2005 to shareholders of record as of the close of business on February 18, 2005. Quarterly dividends continued at this rate through 2005.

In the first quarter of 2006, the Company increased its quarterly cash dividend by 4.8% to $0.22 per common share. The dividend is payable to all shareholders of record as of February 17, 2006, with a payment date of March 15, 2006.

Capital Ratios: The Company and the Bank are subject to the risk-based capital guidelines administered by the Company’s and the Bank's principal regulators. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements.

As of December 31, 2005, the Company and the Bank were considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk-based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I Leverage ratio of at least 5%.

At December 31, 2005, the Company’s total risk-based capital was $56,556 or 11.3% of risk-weighted assets, compared with $56,260, or 13.0% of total risk-weighted assets at December 31, 2004.

At December 31, 2005, the Company’s Tier I capital totaled $54,416 or 10.9% of risk-weighted assets, compared with $51,431, or 11.9% of total risk weighted assets at December 31, 2004. The ratio of Tier I capital to average assets, or Leverage Ratio, at December 31, 2005 was  7.5%, compared with 7.7% at December 31, 2004.

The following table sets forth the Company's regulatory capital at December 31, 2005 and December 31, 2004, under the rules applicable at that date.

	December 31, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$56,556	11.3%	$56,260	13.0%
Regulatory Requirement	40,028	8.0%	34,588	8.0%
Excess	$16,528	3.3%	$21,672	5.0%

Tier 1 Capital to Risk Weighted Assets	$54,416	10.9%	$51,431	11.9%
Regulatory Requirement	20,014	4.0%	17,294	4.0%
Excess	$34,402	6.9%	$34,137	7.9%

Tier 1 Capital to Average Assets	$54,416	7.5%	$51,431	7.7%
Regulatory Requirement	28,847	4.0%	26,547	4.0%
Excess	$25,569	3.5%	$24,884	3.7%

As more fully disclosed in Note 12 of the Consolidated Financial Statements in this Annual Report on Form 10-K, the Bank also maintained its standing as a well capitalized institution as defined by applicable regulatory standards. At December 31, 2005, the Bank’s Tier I Leverage, Tier I Risk-based and Total Risk-based capital ratios stood at 7.8%, 11.2% and 11.7%, respectively.

There are no known trends, events or uncertainties, nor any recommendations by any regulatory authority, that are reasonably likely to have a material effect on the Company’s capital resources, liquidity, or financial condition.

Contractual Obligations

The Company is a party to certain contractual obligations under which it is obligated to make future payments. These principally include borrowings from the FHLB, consisting of short and long-term fixed rate borrowings, and collateralized by all stock in the FHLB, a blanket lien on qualified collateral consisting primarily of loans with first and second mortgages secured by one-to-four family properties, and certain pledged investment securities. The Company has an obligation to repay all borrowings from the FHLB.

The Company is also obligated to make payments on operating leases for its offices in Somesville and Bangor, Maine.

The following table summarizes the Company’s contractual obligations at December 31, 2005. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Operating leases	$ 383	$ 73	$ 129	$ 143	$ 38
Borrowings from the Federal Home Loan Bank	223,258	114,900	48,070	27,330	32,958
Securities sold under agreements to repurchase	16,438	16,438	---	---	---
Total	$240,079	$131,411	$48,199	$27,473	$32,996

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

At December 31, 2005 and 2004, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

Standby Letters of Credit: The Bank guarantees the obligations or performance of certain customers by issuing standby letters of credit to third parties. These letters of credit are sometimes issued in support of third-party debt. The risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same origination, portfolio maintenance and management procedures in effect to monitor other credit products. The amount of collateral obtained, if deemed necessary by the Bank upon issuance of a standby letter of credit, is based upon management's credit evaluation of the customer.

At December 31, 2005, commitments under existing standby letters of credit totaled $115, compared with $1,155 at December 31, 2004. The fair value of the standby letters of credit was not significant as of the foregoing dates.

Off Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and certain financial derivative instruments; namely, interest rate swap agreements and interest rate floor agreements.

Commitments to Extend Credit: Commitments to extend credit represent agreements by the Bank to lend to a customer provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination provisions and may require payment of a fee.

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

The following table summarizes the Bank’s commitments to extend credit as of December 31:

COMMITMENTS TO EXTEND CREDIT

	2005	2004

Commitments to originate loans	$ 40,779	$14,435
Unused lines of credit	73,190	75,732
Un-advanced portions of construction loans	6,110	7,336
Total	$120,079	$97,503

Financial Derivative Instruments: As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements and interest rate floor agreements. A policy statement, approved by the Board of Directors of the Bank, governs use of derivative instruments.

The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-party to the agreements, and regularly reviews the credit quality of the counter-party from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of December 31, 2005 are summarized as follows.

INTEREST RATE SWAP AGREEMENTS
Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime (7.25%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (7.25%)

The Bank is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at December 31, 2005, based upon the then-current Prime interest rate of 7.25%:

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years

Fixed payments due from counter-party	$2,925	$1,229	$1,655	$41
Variable payments due to counter-party based on Prime rate	3,434	1,450	1,936	48
Net cash flow	$ (509)	$ (221)	$ (281)	$(7)

Total net cash flows received from counter-parties amounted to $3 in 2005, compared with $455 and $498 in 2004 and 2003, respectively. The declines in net cash flows received from counter-parties were attributed to increases in the Prime interest rate during 2004 and 2005.

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/02/10	6.00%	$186
$10,000	11/01/10	6.50%	$ 69

During the third and fourth quarters of 2005, interest rate floor agreements were purchased by the Bank to limit its exposure to falling interest rates on a pool of loans indexed to the Prime interest rate. Under the terms of the agreements the Bank paid up front premiums for the right to receive cash flow payments if the Prime rate falls below the predetermined floor rates, thus effectively ensuring interest income on a pool of prime based loans at a minimum of 6.00% and 6.50% on the $20,000 and $10,000 notional amounts for the duration of the agreements, respectively. The interest rate floor agreements were designated as a cash flow hedges in accordance with SFAS 133.

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

The Bank actively manages its liquidity position through target ratios established under its Asset Liability Management Policy approved by the Bank’s Board of Directors. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At December 31, 2005, liquidity, as measured by the basic surplus model, was 6.6 % over the 30-day horizon and 4.6% over the 90-day horizon.

A portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens.

At December 31, 2005, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $45 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio and investment portfolio provide a source of contingent liquidity that could be accessed in a reasonable time period through sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

Total Net Interest Income: For the year ended December 31, 2005, net interest income on a fully tax- equivalent basis amounted to $22,541 compared with $21,098 and $20,102 in 2004 and 2003, representing increases of $1,443 and $996, or 6.8% and 5.0%, respectively.

The increase in 2005 net interest income was principally attributed to a $44,786 or 7.3% increase in average earning assets during the year, aided by a relatively unchanged net interest margin, which in 2005 amounted to 3.43% compared with 3.45% in 2004.

The increase in 2004 net interest income was entirely attributed to average earning asset growth of $83,240 or 15.7%, as the 2004 net interest margin declined 35 basis points to 3.45%, compared with 2003.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s daily average balance sheets and the components of net interest income, including a reconciliation of tax equivalent adjustments, for the years ended December 31, 2005, 2004 and 2003:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2005

	Average Balance	Interest	Average Rate

Interest Earning Assets:
Loans (1,3)	$479,974	$29,595	6.17%
Taxable investment securities	132,604	5,592	4.22%
Non-taxable investment securities (3)	31,423	2,154	6.85%
Total Investments	164,027	7,746	4.72%
Investment in Federal Home Loan Bank stock	10,731	466	4.34%
Fed funds sold, money market funds, and time deposits with other banks	2,085	70	3.36%

Total Earning Assets	656,817	37,877	5.77%

Non-Interest Earning Assets:
Cash and due from banks	8,602
Allowance for loan losses	(4,767)
Other assets (2)	28,992
Total Assets	$689,644

Interest Bearing Liabilities:
Deposits	$364,120	$ 6,941	1.91%
Securities sold under repurchase agreements and fed funds purchased	14,637	272	1.86%
Borrowings from the Federal Home Loan Bank	195,124	8,123	4.16%
Total Borrowings	209,761	8,395	4.00%
Total Interest Bearing Liabilities	573,881	15,336	2.67%
Rate Spread			3.10%

Non-Interest Bearing Liabilities:
Demand deposits	53,830
Other liabilities	5,801
Total Liabilities	633,512
Shareholders' equity	56,132
Total Liabilities and Shareholders' Equity	$689,644
Net interest income and net interest margin (3)		22,541	3.43%
Less: Tax equivalent adjustment		(682)
Net Interest Income		$21,859	3.33%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2004

	Average Balance	Interest	Average Rate

Interest Earning Assets:
Loans (1,3)	$416,956	$24,100	5.78%
Taxable investment securities	147,836	5,937	4.02%
Non-taxable investment securities (3)	33,942	2,260	6.66%
Total Investments	181,778	8,197	4.51%
Investment in Federal Home Loan Bank stock	10,571	297	2.81%
Fed funds sold, money market funds, and time
deposits with other banks	2,726	49	1.80%

Total Earning Assets	612,031	32,643	5.33%

Non-Interest Earning Assets:
Cash and due from banks	8,308
Allowance for loan losses	(5,051)
Other assets (2)	30,917
Total Assets	$646,205

Interest Bearing Liabilities:
Deposits	$326,339	$ 4,409	1.35%
Securities sold under repurchase agreements and fed funds purchased	13,427	151	1.12%
Borrowings from the Federal Home Loan Bank	193,927	6,985	3.60%
Total Borrowings	207,354	7,136	3.44%
Total Interest Bearing Liabilities	533,693	11,545	2.16%
Rate Spread			3.17%

Non Interest Bearing Liabilities:
Demand deposits	51,382
Other liabilities	6,930
Total Liabilities	592,005
Shareholders' Equity	54,200
Total Liabilities and Shareholders' Equity	$646,205
Net interest income and net interest margin (3)		21,098	3.45%
Less: Tax equivalent adjustment		(721)
Net Interest Income		$20,377	3.33%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2003

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$367,701	$23,463	6.38%
Taxable investment securities	118,021	5,252	4.45%
Non-taxable investment securities (3)	31,273	2,133	6.82%
Total Investments	149,294	7,385	4.95%
Investment in Federal Home Loan Bank stock	8,700	265	3.05%
Fed Funds sold, money market funds, and time deposits with other banks	3,096	64	2.07%

Total Earning Assets	528,791	31,177	5.90%

Non-Interest Earning Assets:
Cash and due from banks	8,227
Allowance for loan losses	(5,235)
Other assets (2)	29,054
Total Assets	$560,837

Interest Bearing Liabilities:
Deposits	$276,807	$ 4,336	1.57%
Securities sold under repurchase agreements	13,086	173	1.32%
Borrowings from the Federal Home Loan Bank	163,724	6,566	4.01%
Total Borrowings	176,810	6,739	3.81%
Total Interest Bearing Liabilities	453,617	11,075	2.44%
Rate Spread			3.46%

Non-Interest Bearing Liabilities:
Demand deposits	45,607
Other liabilities	7,689
Total Liabilities	506,913
Shareholders’ Equity	53,924
Total Liabilities and Shareholders’ Equity	$560,837
Net interest income and net interest margin (3)		20,102	3.80%
Less: Tax equivalent adjustment		(684)
Net Interest Income		$19,418	3.67%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3)  For purposes of these computations, interest income is reported on a tax equivalent basis.

Net Interest Margin: The net interest margin, expressed on a tax-equivalent basis, represents the difference between interest and dividends earned on interest-earning assets and interest paid to depositors and other creditors, expressed as a percentage of average earning assets.

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

The Company’s net interest margin amounted to 3.43% in 2005, compared with 3.45% and 3.80% in 2004 and 2003, representing declines of 2 and 35 basis points, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2005				2004
	Average Rate				Average Rate

	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest Earning Assets:
Loans (1,2)	6.34%	6.22%	6.10%	5.97%	5.91%	5.75%	5.63%	5.83%
Taxable investment securities	4.47%	4.09%	4.11%	4.16%	4.01%	4.00%	3.71%	4.40%
Non-taxable investment securities (2)	6.62%	6.84%	6.76%	7.19%	6.95%	6.86%	6.91%	5.88%
Total Investments	4.89%	4.57%	4.62%	4.78%	4.57%	4.51%	4.28%	4.70%
Investment in Federal Home Loan Bank Stock	4.85%	4.41%	4.07%	4.02%	3.49%	3.02%	2.47%	2.17%
Fed funds sold, money market funds, and time
deposits with other banks	3.92%	3.46%	3.20%	2.28%	2.33%	1.84%	1.28%	2.06%
Total Earning Assets	5.94%	5.79%	5.70%	5.61%	5.48%	5.30%	5.14%	5.43%

Interest Bearing Liabilities:
Deposits	2.27%	2.02%	1.76%	1.52%	1.41%	1.34%	1.32%	1.38%
Securities sold under repurchase agreements	2.15%	1.91%	1.82%	1.45%	1.11%	1.13%	1.15%	1.12%
Other borrowings	4.39%	4.27%	4.07%	3.91%	3.86%	3.43%	3.41%	3.76%
Total Borrowings	4.21%	4.10%	3.93%	3.75%	3.65%	3.33%	3.28%	3.54%
Total Interest Bearing Liabilities	2.96%	2.76%	2.56%	2.37%	2.23%	2.12%	2.10%	2.25%

Rate Spread	2.98%	3.03%	3.14%	3.24%	3.25%	3.18%	3.04%	3.18%

Net Interest Margin (2)	3.36%	3.39%	3.45%	3.54%	3.55%	3.45%	3.28%	3.51%

Net Interest Margin without Tax Equivalent Adjustments	3.26%	3.30%	3.35%	3.41%	3.43%	3.33%	3.16%	3.40%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, interest income is reported on a tax equivalent basis.

In June of 2004, the Board of Governors of the Federal Reserve System (the "Federal Reserve") began increasing short-term interest rates. Through December 31, 2005, the Fed funds targeted rate had been increased thirteen times, ending 2005 at 4.25%. However, during this same period of time, the benchmark 10-year U.S. Treasury note declined 48 basis points, causing a dramatic 373 basis point flattening of the U.S. Treasury yield curve.

Preceding the start of the Federal Reserve’s interest rate tightening cycle in June 2004, the Company’s net interest margin had been posting steady declines, as the historically low interest rate environment caused sharp yield declines on the Bank’s variable rate earning assets and accelerated prepayment speeds on fixed rate earning assets driven by loan refinancing activity and accelerated cash flows from the securities portfolio. This environment caused considerable margin erosion, as the decline in yields on earning assets occurred at a faster pace than the decline in the cost of interest bearing funds.

As short-term interest rates continued to increase during the second half of 2004, the net interest margin began to strengthen, as the Bank’s earning asset base was re-pricing faster than the increases in its funding costs, due in part to a large floating rate loan base, the Bank’s asset sensitive balance sheet, and a variety of pricing strategies implemented by Bank management.

In the second quarter of 2005 the net interest margin began to decline and this decline continued to accelerate through the end of the year. The declining net interest margin during 2005 was principally attributed to the increases in the Bank’s cost of funds outpacing the increases in yields on its earning assets, reflecting the re-pricing of a large portion of the Bank’s funding base during a period of rapidly rising short-term interest rates, combined with highly competitive pricing pressures with respect to loans and deposits, a higher utilization of wholesale funding, and the inherent net interest margin challenges widely associated with a flat U.S. Treasury yield curve.

The yield on average earning assets amounted to 5.77% in 2005, compared with 5.33% and 5.90% in 2004 and 2003, representing an increase of 44 basis points and a decline of 57 basis points, respectively. Similarly, the cost of interest bearing liabilities amounted to 2.67% in 2005, compared with 2.16% and 2.44% in 2004 and 2003, representing an increase of 51 basis points and a decline of 28 basis points, respectively.

During 2005, the increase in the cost of interest bearing liabilities exceeded the increase in yields on earning assets by 7 basis points, whereas in 2004 the decline in yields on earning assets exceeded the decline in the cost of interest bearing funds by 29 basis points.

Bank management anticipates continued pressure on the net interest margin during 2006, and believes that continued balance sheet growth will be needed to meaningfully increase the Bank’s 2005 level of net interest income in 2006, should interest rates remain at current levels, or the U.S Treasury yield curve become inverted.

The Bank’s interest rate sensitivity position is more fully described in Part II, Item 7a of this Annual Report on Form 10-K, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the year ended December 31, 2005, total interest income, on a fully tax-equivalent basis, amounted to $37,877, compared with $32,643 and $31,177 in 2004 and 2003, representing increases of $5,243 and $1,466, or 16.1% and 4.7%, respectively.

The increase in 2005 interest income was attributed to average earning asset growth of $44,786 or 7.3%, combined with a 44 basis point increase in the weighted average earning asset yield. The increase in 2003 interest income compared with 2004 was principally attributed to earning asset growth of $83,240 or 15.7%, offset in part by a 57 basis point decline in the weighted average earning asset yield.

As depicted on the rate / volume analysis tables below, the increased volume of average earning assets on the balance sheet during 2005 contributed $3,265 to the increase in 2005 interest income compared with 2004, while the increase attributed to the impact of a higher weighted average earning asset yield amounted to $1,969. In 2004, the increased volume of average earning assets on the balance sheet contributed $4,416 to the increase in 2004 interest income compared with 2003, offset in part by a decline of $2,950 attributed to the impact of a lower weighted average earning asset yield.

Interest Expense: For the year ended December 31, 2005, total interest expense amounted to $15,336, compared with $11,545 and $11,075 in 2004 and 2003, representing increases of $3,791 and $470, or 32.8% and 4.2%, respectively.

The increase in 2005 interest expense was principally attributed to a $40,188 or 7.5% increase in average interest bearing liabilities, combined with a 51 basis point increase in the weighted average rate paid on interest bearing liabilities. The increase in 2004 interest expense compared with 2003 was principally attributed to an $80,076 increase in average interest bearing liabilities, offset in part by a 28 basis point decline in the weighted average rate paid on interest bearing liabilities.

As depicted on the rate / volume analysis tables below, the increased volume of average interest bearing liabilities on the balance sheet during 2005 contributed $483 to the increase in 2005 interest expense compared with 2004, while the increase attributed to the impact of a higher weighted average rate paid on interest bearing liabilities contributed $3,308. In 2004, the increased volume of average interest bearing liabilities on the balance sheet contributed $1,852 to the increase in 2004 interest expense compared with 2003, but was substantially offset by a decline of $1,382 attributed to the impact of a lower weighted average rate paid on interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
TWELVE MONTHS ENDED DECEMBER 31, 2005 VERSUS DECEMBER 31, 2004
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$4,078	$ 1,417	$5,495
Taxable investment securities	(632)	287	(345)
Non-taxable investment securities (2)	(171)	65	(106)
Investment in Federal Home Loan Bank Stock	4	165	169
Fed Funds sold, money market funds, and time deposits with other banks	(14)	35	21

TOTAL EARNING ASSETS	$3,265	$ 1,969	$5,234

Interest bearing deposits	428	2,104	2,532
Securities sold under repurchase agreements	12	109	121
Other borrowings	43	1,095	1,138
TOTAL INTEREST BEARING LIABILITIES	$ 483	$ 3,308	$3,791

NET CHANGE IN NET INTEREST INCOME	$2,782	$(1,339)	$1,443

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

Provision for Loan Losses

For the year ended December 31, 2005, the Bank did not record a provision for loan losses, compared with $180 and $540 in 2004 and 2003, respectively.

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

The Bank’s non-performing loans remained at low levels during 2005. At December 31, 2005, total non-performing loans amounted to $868, or 0.17% of total loans, compared with $723 or 0.16% at December 31, 2004. The allowance expressed as a percentage of non-performing loans amounted to 535% at December 31, 2005, compared with 668% at December 31, 2004.

The Bank's loan loss experience showed an improvement during 2005, with net charge-offs amounting to $182, or net charge-offs to average loans outstanding of 0.04%, compared with $629, or net charge-offs to average loans outstanding of 0.15% during 2004.

Based upon the continued improvement in the performance of the loan portfolio, combined with certain improvements with respect to specific credit relationships including borrowers engaged in the Maine wild blueberry processing industry, as noted above the Bank did not record a provision for loan losses in 2005.

Refer to Part II, Item 7, Allowance for Loan Losses, in this Annual Report on Form 10-K for further discussion and analysis regarding the provision for loan losses.

Non-Interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the year ended December 31, 2005, total non-interest income amounted to $6,415, compared with $6,572 and $7,074 in 2004 and 2003, representing declines of $157 and $502 or 2.4% and 7.1%, respectively.

Factors contributing to the changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Financial Services Income: Income from trust and financial services represented 31.1% of the Company’s total non-interest income in 2005, compared with 29.4% and 31.0% in 2004 and 2003, respectively.

Income from trust and financial services is principally derived from fee income based on a percentage of the market value of client assets under management and held in custody and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the year ended December 31, 2005, income generated from trust and financial services amounted to $1,992, compared with $1,929 and $2,192 in 2004 and 2003, representing an increase of $63 or 3.3% and a decline of $263 or 12.0%, respectively.

The increase in 2005 fee income compared with 2004 was driven by trust and investment services, as revenue generated from third-party brokerage activities at Bar Harbor Financial Services posted a moderate decline, reflecting lower trading volumes, including sales of mutual funds and annuity products.

The decline in 2004 fee income compared with 2003 was attributed to declines in revenue generated from third-party brokerage services and, to a lesser extent, fee income from trust and investment services, reflecting declines in average assets under management and the implementation of pricing strategies designed to remain competitive while attracting new business.

At December 31, 2005, total managed assets at Bar Harbor Trust Services stood at $220,537, compared with $196,079 at December 31, 2004, representing an increase of $24,458, or 12.5%. In light of the 2005 growth in the managed assets portfolio, management believes the portfolio is positioned to generate higher levels of fee income in 2006.

Service Charges on Deposit Accounts: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 21.7% of total 2005 non-interest income, compared with 22.3% and 21.3% in 2004 and 2003, respectively.

For the year ended December 31, 2005, income generated from service charges on deposit accounts amounted to $1,390, compared with $1,463 and $1,509 in 2004 and 2003, representing declines of $73 and $46, or 5.0% and 3.0%, respectively.

As was the case during 2004, income generated from service charges on deposit accounts remained under pressure during 2005. Bank management attributes the declines, in part, to aggressive competitive pricing in the markets served by the Bank, and believes this will continue in the future as financial institutions compete for deposit market share and continue to offer a variety of "no fee" products. Management also believes that over the past couple of years customers have been closing or consolidating small balance accounts, migrating to relationship products that have lower fees, and reducing their volume of account overdraft activity.

During 2005, the Bank launched a new Overdraft Honor service which it believes will help increase non-interest income generated from deposit account service charges.

Credit Card Service Charges and Fees: This income is principally derived from the Bank’s merchant credit card transaction processing services and, to a lesser extent, fees associated with its Visa credit card product. Income from credit card service charges and fees represented 29.2% of total 2005 non-interest income, compared with 25.7% and 22.8% in 2004 and 2003, respectively.

For the year ended December 31, 2005, income generated from credit card service charges and fees amounted to $1,876, compared with $1,687 and $1,614 in 2004 and 2003, representing increases of $189 and $73, or 11.2% and 4.5%, respectively.

While merchant credit card processing profit margins have generally tightened over the past few years, with competition from large regional processors intensifying, the Bank has been able to grow revenue through new business, increased volumes of transactions, competitive pricing strategies, and the local support offered by a community bank.

Net Securities Gains: This source of non-interest income is derived from net gains on the sale of investment securities. Net gains on the sale of investment securities represented 9.0% of total 2005 non-interest income, compared with 7.6% and 17.8% in 2004 and 2003, respectively.

For the year ended December 31, 2005, net gains on the sale of investment securities amounted to $580, compared with $497 and $1,257 in 2004 and 2003, representing an increase of $83 or 16.7%, and a decrease of $760 or 60.5%, respectively.

The sale of securities during 2005 was driven by a combination of strong loan growth, the timing and extent of seasonal deposit flows, the Bank’s liquidity needs, and responses to significant changes in market yields.

There is no assurance that the recording of securities gains will continue in future reporting periods at 2005, 2004 and 2003 levels. It is important to note, however, that the available for sale securities portfolio is managed on a total return basis, in concert with well-structured asset/liability management policies. Bank management will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and the Bank’s need for adequate liquidity.

Net Income on Interest Rate Swap Agreements: As part of its overall asset liability/management strategy, the Bank periodically uses interest rate swap agreements to minimize significant unanticipated fluctuations in earnings and cash flows caused by interest rate volatility. At December 31, 2005, the Bank had two outstanding interest rate swap agreements with notional principal amounts totaling $20,000.

As more fully enumerated in Part II, Item 8, and Note 15 of the Consolidated Financial Statements of this Annual Report on Form 10-K, during the first quarter of 2004, the Bank de-designated its interest rate swap agreements as cash flow hedges and, from the time of de-designation, changes in their fair value and current period net cash flows representing net amounts received from or paid to counter-parties were recorded in the consolidated statement of income and included as part of non-interest income.

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

For the year ended December 31, 2004, non-interest income on interest rate swap agreements amounted to $404 (non-hedge accounting period), whereas no such non-interest income was recorded in 2005 and 2003 (hedge accounting periods). Of the $404 in non-interest income on interest rate swap agreements recorded during 2004, $375 represented net cash flows received from counter-parties, and $29 represented net unrealized gains.

The Bank’s interest rate swap agreements are discussed in further detail under Item 7 of this Annual Report on Form 10-K, Derivative Instruments.

Other Operating Income: Other operating income represented 5.1% of total 2005 non-interest income, compared with 5.4% and 4.3% in 2004 and 2003, respectively. For the year ended December 31, 2005 total other operating income amounted to $330, compared with $356 and $302 in 2004 and 2003, representing a decline of $26 or 7.3% and an increase of $54 or 17.9%, respectively.

Other operating income is principally derived from bank-owned life insurance ("BOLI"), representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Income from BOLI amounted to $235 in 2005, compared with $222 and $204 in 2004 and 2003, representing 71.2%, 62.4%, and 67.5% of other operating income, respectively.

Non-interest Expense

For the year ended December 31, 2005, total non-interest expense amounted to $19,268, compared with $18,914 and $18,853 in 2004 and 2003, representing increases of $354 and $61, or 1.9% and 0.3%, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the year ended December 31, 2005, total salaries and benefit expenses amounted to $9,795, compared with $9,335 and $9,483 in 2004 and 2003, representing an increase of $460 or 4.9% and a decline of $148 or 1.6%, respectively.

Over the past few years the Company has made a number of strategic adjustments to the workforce, the results of which continued to be reflected in the 2005 and 2004 changes in salary and employee benefit expense levels.

The 4.9% increase in 2005 salaries and employee benefits expense was principally attributed to overall increases in the level of employee compensation including incentive compensation, increased health insurance subsidies, as well as the impact and timing of certain staffing changes during 2004 and 2005.

The 1.6% decline in 2004 salaries and employee benefits expense compared with 2003 was attributed, in part, to the timing and impact certain staffing adjustments made in 2003, including employee relocation expenses and employee severance payments, offset in part by normal employee compensation increases during 2004.

Occupancy Expenses: For the year ended December 31, 2005, total occupancy expenses amounted to $1,168, compared with $1,170 and $1,058 in 2004 and 2003, representing a decline of $2 or 0.2% and an increase of $112, or 10.6%, respectively.

The increase in 2004 occupancy expenses compared with 2003 was principally attributed both initial and ongoing expenses associated with the Bank’s acquisition of the Rockland branch office, and certain expenses associated with the Company’s 2004 re-branding initiative. The non-recurring nature of most of these expenses helped contain the increase in 2005 occupancy expenses, compared with 2004.

Furniture and Equipment Expenses: For the year ended December 31, 2005, total furniture and equipment expenses amounted to $1,664, compared with $1,716 and $1,540 in 2004 and 2003, representing a decline of $52 or 3.0%, and an increase of $176 or 11.4%, respectively.

The decline in 2005 furniture and equipment expenses compared with 2004, reflects certain costs incurred in connection with the Rockland branch acquisition in 2004 that did not recur in 2005, combined with lower depreciation and maintenance costs associated with the Company’s technology infrastructure.

The increase in 2004 furniture and equipment expenses compared with 2003 was principally attributed to certain costs associated with the Rockland branch acquisition and, to a lesser extent, certain costs associated with upgrades to the Company’s technology infrastructure.

Credit Card Expenses: For the year ended December 31, 2005, total credit card expenses amounted to $1,397, compared with $1,249 and $1,187 in 2004 and 2003, representing increases of $148 and $62, or 11.8% and 5.2%, respectively.

Credit card expenses principally relate to the Bank’s merchant credit card processing activities, and to a lesser extent its Visa credit card portfolio. The increases in 2005 and 2004 credit card expenses were principally attributed to increases in merchant credit card transaction processing volumes, which favorably impacted the corresponding 2005 and 2004 non-interest income derived from these activities by $189 and $73, respectively.

Other Operating Expenses: For the year ended December 31, 2005, total other operating expenses amounted to $5,244, compared with $5,444 and $5,585 in 2004 and 2002, representing declines of $200 and $141, or 3.7% and 2.5%, respectively.

The $200 decrease in 2005 other operating expenses compared with 2004 was principally attributed to a $300 decline in marketing related expenses. Included in 2004 other operating expenses were a variety of marketing related costs associated with the Company’s previously announced corporate re-branding and market research initiatives. The Company introduced updated logos and simplified corporate identities, together with a comprehensive marketing program promoting the Company’s new image and certain new banking product packages.

Included in 2005 and 2004 other operating expenses, were the write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired. These equity investment funds, originating as far back as 1987 and qualifying for Community Reinvestment Act credit, generally represent socially responsible venture capital investments in small businesses throughout Maine and New England. During 2005, the impairment write-downs on these funds amounted to $19 compared with $197 in 2004, representing a decline of $178 thousand.

The $141 decline in 2004 other operating expenses compared with 2003 was principally attributed to a variety of previously reported expenses incurred during 2003, related to organizational restructuring activities in the Company’s financial services division, including certain legal expenses and settlements, and an other-than-temporary impairment write-down of goodwill related to its then existing second-tier brokerage subsidiary.

Income Taxes

For the year ended December 31, 2005 total income taxes amounted to $2,582, compared with $2,123 and $1,892 in 2004 and 2003, representing increases of $459 and $231, or 21.6% and 12.2%, respectively. The percentage increase in 2005 income taxes was larger than the increase in pre-tax earnings principally due to non-taxable income generated from the Bank’s securities and loan portfolios bearing a smaller percentage of income before income taxes compared with 2004.

Effective Income Tax Rate: The Company’s effective income tax rate in 2005 amounted to 28.7%, compared with 27.0% and 26.7% in 2004 and 2003, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax-exempt income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate can occur based upon the percentage of non-taxable income in relation to income before income taxes, during any given reporting period. The Company’s 2005 effective tax rate was higher than the effective tax rates in 2004 and 2003, principally due to non-taxable income bearing a smaller percentage of income before income taxes.

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

The responsibility for interest rate risk management oversight is the function of the Bank’s Asset and Liability Committee ("ALCO"), chaired by the Chief Financial Officer and composed of various members of senior management. ALCO meets regularly to review balance sheet structure, formulate strategy in light of current and expected economic conditions, adjust product prices as necessary, implement policy, monitor liquidity, and review performance against guidelines established to control exposure to the various types of inherent risk.

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

The Bank’s static interest rate sensitivity gap is summarized below:

INTEREST RATE RISK
CUMULATIVE STATIC GAP POSITION
December 31, 2005 and 2004

	One Day To Six Months	Over Six Months To One Year	Over One Year To Five Years	Over Five Years

December 31, 2005	$(94,673)	$ (57,896)	$ 76,047	$(10)
December 31, 2004	$ 12,231	$ 43,487	$137,317	$ 6
Change ($)	$(106,904)	$(101,383)	$ (61,270)	$(16)

The Bank’s December 31, 2005 cumulative interest rate risk sensitivity static gap position indicated that the Bank’s balance sheet was liability sensitive over the twelve-month horizon and was asset sensitive beyond the twelve-month horizon.

Changes in the Bank’s cumulative static gap position from the prior year principally reflect a higher levels of longer term fixed rate earning assets on the balance sheet funded with higher levels of shorter term funding. Given the steadily rising short-term interest rates over the past year with the yield curve headed towards inversion, borrower preference leaned towards locking in fixed interest rates over longer periods of time. Likewise, the shape of the yield curve did not provide depositors with a yield reward for longer maturities on time deposits.

In addition, pursuant to the Bank’s asset and liability management strategy, management chose not to extend the maturities on its wholesale funding base, believing the Federal Reserve is nearing the end of its tightening cycle, and that an inverted yield curve has historically preceded an eventual decline in short-term interest rates. The static gap position at December 31, 2005 indicated that the Bank’s exposure to declining interest rates beyond the one-year horizon was significantly less than that on December 31, 2004.

There are certain limitations inherent in static gap analysis. These limitations include the fact that it is a static measurement and it does not reflect the degrees to which interest earning assets and interest bearing liabilities may respond non-proportionally to changes in market interest rates. Although ALCO reviews all data used in the model in detail, assets and liabilities do not always have clear re-pricing dates, and re-pricing may occur earlier or later than assumed in the model.

Interest Rate Sensitivity Modeling: The Bank utilizes an interest rate risk model widely recognized in the financial industry to monitor and measure interest rate risk. The model simulates the behavior of interest income and expense for all balance sheet and off-balance sheet instruments, under different interest rate scenarios, together with a dynamic future balance sheet. Interest rate risk is measured in terms of potential changes in net interest income based upon shifts in the yield curve.

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual re-pricing dates for variable products, contractual maturities for fixed rate products, and product specific assumptions for deposits accounts, such as money market accounts, that are subject to re-pricing based on current market conditions. Re-pricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with call provisions, are examined on an individual basis in each rate environment to estimate the likelihood of a call. Prepayment assumptions for mortgage loans and mortgage-backed securities are developed from industry median estimates of prepayment speeds, based upon similar coupon ranges and degree of seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different interest rate scenarios. Interest income and interest expense are then simulated under several hypothetical interest rate conditions including:

  A flat interest rate scenario in which current prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and re-pricing volumes consistent with this flat rate assumption.
  A 200 basis point rise or decline in interest rates applied against a parallel shift in the yield curve over a twelve-month period together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.
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

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2005, over one and two year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGES IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
DECEMBER 31, 2005

	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short Term Rates
Year 1
Net interest income change ($)	$606	$ (1,094)	$ 971
Net interest income change (%)	2.68%	(4.84%)	4.29%

Year 2
Net interest income change ($)	$226	$ (1,512)	$ 2,269
Net interest income change (%)	1.00%	(6.68%)	10.03%

The foregoing interest rate sensitivity modeling results indicate that the Bank’s balance sheet is liability sensitive and is favorably positioned for declining interest rates over the one and two-year horizons. The interest rate sensitivity model also suggests that the Bank is moderately exposed to a parallel increase in short-term and long-term rates over the one and two-year horizons but, as discussed below, management believes that this is a scenario that is less likely to occur. Management also believes the balance sheet is adequately positioned for a variety of interest rate scenarios and that interest rate risk will not have a material adverse impact on net interest income during the one and two-year horizons contemplated within the interest rate risk simulation model.

At December 31, 2005, the U.S. Treasury yield curve was slightly inverted, with the two and ten-year U.S. Treasury’s closing at 4.41% and 4.39%, respectively. Given this historical phenomenon, interest rate risk sensitivity modeling is more challenging than would traditionally be the case. Traditional modeling of parallel movements in the December 31, 2005 yield curve would suggest that it would remain flat in either an increasing or declining interest rate environment, a scenario management believes is not likely and one that has historically never occurred. These challenges are discussed in the following discussion and analysis covering the Bank’s interest rate risk sensitivity.

Assuming interest rates remain at or near their current levels and the Bank maintains a static balance sheet, the interest rate sensitivity simulation model suggests that net interest income will trend upward over the one and two-year horizons and beyond. The upward trend principally results from the re-investment of security and loan cash flows into higher current interest rate levels, while loans will "index up" in response to recent interest rate movements more quickly than funding costs. Although short-term market interest rates have risen with the recent increases in the Federal Funds rate, the Bank has generally lagged the market with the pricing of deposit rates without a material run-off in balances. Margins could narrow if the Bank is prompted to increase deposit interest rates in response to competitive market pricing pressures. Management anticipates that continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming short-term and long-term interest rates decline from current levels (i.e., a parallel yield curve shift) and the Bank maintains a static balance sheet, management believes net interest income will increase moderately over the one-year horizon and then begin a slow decline over the two year horizon and beyond. The interest rate sensitivity simulation model suggests that, over the twelve-month horizon, funding cost reductions will essentially keep pace with falling asset yields, without impacting margins and net interest income. While the interest rate sensitivity model suggests that net interest income will begin to decline over the twenty-four month horizon and beyond, driven by accelerated cash flows on earning assets and the re-pricing of the Bank’s earning asset base, management believes this is a scenario that is not likely to occur. In this regard, at December 31, 2005 long-term interest rates continued near historical lows, with the 10-year U.S. Treasury note closing the year at 4.39%. Management believes that a 200 basis point decline in long-term interest rates, or a 10-year U.S. Treasury note of 2.39%, would be unprecedented and unlikely to occur. Notwithstanding, management anticipates continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income over the two-year horizon and beyond, should both long-term and short-term interest rates decline.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. In view of the flat U.S. Treasury yield curve at December 31, 2005, management modeled alternative future interest rate scenarios and the anticipated impact on net interest income. Assuming a static balance sheet, with the short-term Fed Funds interest rate declining 200 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will improve moderately over the twelve-month horizon and continue to strengthen over the 24 month horizon. Management believes this scenario is more likely than a parallel 200 basis point decline in short and long-term interest rates, given the current shape of the yield curve. Management also believes this scenario will increase net interest income without significant earning asset growth.

Assuming that the Federal Reserve continues increasing short-term interest rates by 200 basis points and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will come under significant pressure over the one and two-year horizons, but begin a steady recovery beyond the two-year horizon. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price more quickly than its earning asset base over the one and two-year horizons, but this trend will reverse itself beyond the two-year horizon. Management believes that strong earning asset growth will be necessary to meaningfully increase the current level of net interest income should short and long-term interest rates rise in parallel. Management believes this is a scenario that is unlikely to occur, given that the yield curve would have to remain flat over the one and two-year horizons, a phenomena that has historically never occurred. Management also believes that the Federal Reserve is nearing the end of its short-term interest rate tightening cycle, which began in June 2004.

The following table summarized the Bank’s net interest income sensitivity analysis as of December 31, 2004, over one and two-year horizons, and assuming a parallel shift in the yield curve. The table also summarized net interest income sensitivity under a non-parallel shift in the yield curve, whereby short-term rates rose by 200 basis points.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
DECEMBER 31, 2004

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Short Term Rates

Year 1
Net interest income change ($)	$ 88	$ 65	$ 28
Net interest income change (%)	0.39%	0.29%	0.12%

Year 2
Net interest income change ($)	$ (118)	$1,225	$1,059
Net interest income change (%)	(0.52%)	5.40%	4.67%

During 2005, the Federal Reserve increased short-term interest rates 175 basis points, while longer-term interest rates remained relatively static. As was anticipated by management through use of the interest rate sensitivity model, the Bank’s 2005 net interest income was not significantly impacted. For the year ended December 31, 2005, the Bank’s net interest margin amounted to 3.43% compared with 3.45% in 2004.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment/refinancing levels deviating from those assumed; the impact of interest rate change caps or floors on adjustable rate assets; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; and other such variables. The sensitivity analysis also does not reflect additional actions that the Bank’s ALCO and Board of Directors might take in responding to or anticipating changes in interest rates, and the anticipated impact on the Bank’s net interest income.

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2005, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bar Harbor Bankshares:

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Bar Harbor Bankshares

We have audited the accompanying consolidated statement of income, changes in shareholders’ equity, comprehensive income, and cash flows of Bar Harbor Bankshares and Subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, consolidated results of operations and consolidated cash flows of Bar Harbor Bankshares and Subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accounting principles.

/s/ BERRY, DUNN, MCNEIL & PARKER

Portland, Maine
February 19, 2004

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005, AND 2004
(Dollars in thousands, except per share data)

	December 31, 2005	December 31, 2004
Assets
Cash and due from banks	$ 10,994	$ 8,924
Overnight interest bearing money market funds	3,006	647
Total cash and cash equivalents	14,000	9,571
Securities available for sale, at fair value	183,300	176,337
Investment in Federal Home Loan Bank stock	11,324	10,500
Loans	514,866	448,478
Allowance for loan losses	(4,647)	(4,829)
Loans, net of allowance for loan losses	510,219	443,649
Premises and equipment, net	11,785	11,935
Goodwill	3,158	3,158
Bank owned life insurance	5,945	5,710
Other assets	8,214	5,951
TOTAL ASSETS	$747,945	$666,811

Liabilities
Deposits
Demand deposits	$ 55,451	$ 54,579
NOW accounts	66,965	63,535
Savings and money market deposits	133,113	139,179
Time deposits	129,816	117,279
Brokered time deposits	60,386	23,700
Total deposits	445,731	398,272
Short-term borrowings	131,338	89,851
Long-term debt	108,358	117,072
Other liabilities	6,414	5,574
TOTAL LIABILITIES	691,841	610,769

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at December 31, 2005 and December 31, 2004	7,287	7,287
Surplus	4,002	4,002
Retained earnings	55,181	51,733
Accumulated other comprehensive (loss) income:
Net unrealized (depreciation) appreciation on securities available for sale and derivative instruments, net of taxes of ($895) and $576 at December 31, 2005 and December 31, 2004, respectively	(1,738)	1,118
Less: cost of 583,655 shares and 563,965 shares of treasury stock at December 31, 2005 and December 31, 2004, respectively	(8,628)	(8,098)

TOTAL SHAREHOLDERS' EQUITY	56,104	56,042

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$747,945	$666,811

                        The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, except per share data)

	2005	2004	2003
Interest and dividend income:
Interest and fees on loans	$29,553	$24,067	$23,421
Interest and dividends on securities	7,642	7,855	7,072
Total interest and dividend income	37,195	31,922	30,493

Interest expense:
Deposits	6,941	4,409	4,336
Short-term borrowings	2,648	1,026	549
Long-term debt	5,747	6,110	6,190
Total interest expense	15,336	11,545	11,075

Net interest income	21,859	20,377	19,418
Provision for loan losses	---	180	540
Net interest income after provision for loan losses	21,859	20,197	18,878

Non-interest income:
Trust and other financial services	1,992	1,929	2,192
Service charges on deposit accounts	1,390	1,463	1,509
Other service charges, commissions and fees	247	236	200
Credit card service charges and fees	1,876	1,687	1,614
Net securities gains	580	497	1,257
Net income on interest rate swap agreements	---	404	---
Other operating income	330	356	302
Total non-interest income	6,415	6,572	7,074

Non-interest expenses:
Salaries and employee benefits	9,795	9,335	9,483
Occupancy expense	1,168	1,170	1,058
Furniture and equipment expense	1,664	1,716	1,540
Credit card expenses	1,397	1,249	1,187
Other operating expense	5,244	5,444	5,585
Total non-interest expenses	19,268	18,914	18,853

Income before income taxes	9,006	7,855	7,099
Income taxes	2,582	2,123	1,892

Net income	$ 6,424	$ 5,732	$ 5,207

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,076,498	3,098,959	3,124,230
Effect of dilutive employee stock options	90,300	110,047	78,974
Diluted	3,166,798	3,209,006	3,203,204

Basic earnings per share	$ 2.09	$ 1.85	$ 1.67
Diluted earnings per share	$ 2.03	$ 1.79	$ 1.63

            The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, except per share data)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance December 31, 2002	$7,287	$4,002	$45,994	$2,347	$(5,794)	$53,836
Net income	---	---	5,207	---	---	5,207
Total other comprehensive loss	---	---	---	(1,833)	---	(1,833)
Cash dividends declared ($0.76 per share)	---	---	(2,386)	---	---	(2,386)
Purchase of treasury stock (87,535 shares)	---	---	---	---	(1,888)	(1,888)
Stock options exercised (11,255 shares)	---	---	(69)	---	248	179
Balance December 31, 2003	$7,287	$4,002	$48,746	$ 514	$(7,434)	$53,115

Balance December 31, 2003	$7,287	$4,002	$48,746	$ 514	$(7,434)	$53,115
Net income	---	---	5,732	---	---	5,732
Total other comprehensive income	---	---	---	604	---	604
Cash dividends declared ($0.80 per share)	---	---	(2,478)	---	---	(2,478)
Purchase of treasury stock (50,645 shares)	---	---	---	---	(1,369)	(1,369)
Stock options exercised (26,683 shares)	---	---	(267)	---	705	438
Balance December 31, 2004	$7,287	$4,002	$51,733	$1,118	$(8,098)	$56,042

Balance December 31, 2004	$7,287	$4,002	$51,733	$1,118	$(8,098)	$56,042
Net income	---	---	6,424	---	---	6,424
Total other comprehensive loss	---	---	---	(2,856)	---	(2,856)
Cash dividends declared ($0.84 per share)	---	---	(2,584)	---	---	(2,584)
Purchase of treasury stock (53,622 shares)	---	---	---	---	(1,473)	(1,473)
Stock options exercised (34,122 shares)	---	---	(392)	---	943	551
Balance December 31, 2005	$7,287	$4,002	$55,181	$(1,738)	$(8,628)	$56,104

            The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	2005	2004	2003

Net income	$6,424	$5,732	$5,207
Unrealized (depreciation) appreciation on securities available for sale, net of reclassification adjustment, net of tax of ($1,291), $425, and ($881), respectively	(2,506)	824	(1,710)
Net unrealized depreciation on interest rate derivatives, net of tax of $183, $106, and $63, respectively	(355)	(205)	(123)
Amortization (accretion) of net deferred (loss) gain related to interest rate derivatives, net of tax of $3, ($7), and $0, respectively	5	(15)	---
Total other comprehensive (loss) income	(2,856)	604	(1,833)
Total comprehensive income	$3,568	$6,336	$3,374

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$ 6,424	$ 5,732	$ 5,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,394	1,716	1,107
Amortization of core deposit intangible	67	56	---
Provision for loan losses	---	180	540
Net realized gains on sales of securities available for sale	(580)	(481)	(1,257)
Net realized gain on sale of securities held to maturity	---	(16)	---
Unrealized gain on interest rate swap agreements	---	(29)	---
Net amortization of bond premiums	859	1,105	296
Venture capital fund investment impairment loss	19	197	---
Income on bank owned life insurance	(235)	(222)	(204)
Net change in other assets	(1,408)	164	3,359
Net change in other liabilities	840	454	(2,346)
Net cash provided by operating activities	7,380	8,856	6,702

Cash flows from investing activities:
Net cash received from branch acquisition	---	4,528	---
Purchases of securities held to maturity	---	(1,906)	(2,857)
Proceeds from maturities, calls and principal paydowns of securities held to maturity	---	1,489	851
Purchases of securities available for sale	(60,146)	(114,639)	(118,883)
Proceeds from maturities, calls and principal paydowns of securities available for sale	36,709	54,668	74,905
Proceeds from sale of securities held to maturity	---	491	---
Proceeds from sales of securities available for sale	12,398	42,588	46,337
Net increase in Federal Home Loan Bank stock	(824)	(1,531)	(1,041)
Net loans made to customers	(66,570)	(53,356)	(32,110)
Capital expenditures	(1,244)	(1,261)	(1,204)
Net cash used in investing activities	(79,677)	(68,929)	(34,002)

Cash flows from financing activities:
Net increase in deposits	47,459	38,092	17,065
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	1,361	(848)	1,982
Proceeds from Federal Home Loan Bank advances	44,300	35,100	50,700
Repayments of Federal Home Loan Bank advances	(12,888)	(13,760)	(36,752)
Purchases of treasury stock	(1,473)	(1,369)	(1,888)
Proceeds from stock option exercises	551	438	179
Payments of dividends	(2,584)	(2,478)	(2,386)
Net cash provided by financing activities	76,726	55,175	28,900

Net increase(decrease) in cash and cash equivalents	4,429	(4,898)	1,600
Cash and cash equivalents at beginning of year	9,571	14,469	12,869
Cash and cash equivalents at end of year	$ 14,000	$ 9,571	$14,469

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,840	$ 11,575	$11,075
Income taxes, net of refunds	2,940	885	2,067

Non-cash transactions:
Transfer investment securities from held to maturity to available for sale	$ ---	$ 34,296	$ ---
Unrealized appreciation on securities transferred from held to maturity to available for sale, net of tax of $613 at December 31, 2004	---	1,804	---

Unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment, net of tax of ($1,291), $425, and ($881), respectively	(2,506)	824	(1,710)
Net unrealized depreciation on interest rate derivatives, net of tax of $183, $106, and $63, respectively	(355)	(205)	(123)
Amortization (accretion) of net deferred loss (gain) related to interest rate derivatives, net of tax of $3, ($7) and $0, respectively	5	(15)	---

Acquired in branch purchase:
Carrying value of loans	$ ---	$12,343	$ ---
Carrying value of premises and equipment	---	980	---
Carrying value of core deposit intangible	---	391	---
Carrying value of deposits	---	(21,100)	---
Excess of fair value of assets over liabilities (goodwill)	---	2,858	---
Net cash received from branch acquisition	$ ---	$ (4,528)	$ ---

            The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BAR HARBOR BANKSHARES AND SUBSIDIARIES
(All dollar amounts expressed in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

The accounting and reporting policies of Bar Harbor Bankshares (the "Company") and its wholly owned operating subsidiary, Bar Harbor Bank & Trust (the "Bank"), conform to U.S. generally accepted accounting principles and to general practice within the banking industry.

The Company’s principal business activity is retail and commercial banking and, to a lesser extent, financial services including trust, financial planning, investment management and third-party brokerage services. The Company’s business is conducted through the Company’s twelve banking offices located throughout Downeast and Mid Coast Maine.

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

In preparing financial statements in conformity with U. S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, reviews of goodwill and intangible assets for impairment, accounting for post-retirement plans, and income taxes.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and other short-term investments with maturities less than 90 days.

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash on hand. The required reserve balance at December 31, 2005 was $335, and was met by holding cash on hand.

In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $100 that is insured by the Federal Deposit Insurance Corporation.

Investment Securities: Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" ("HTM") and reflected at amortized cost. Investments not classified as "held to maturity" are classified as "available-for-sale" ("AFS"). All securities held at December 31, 2005 and 2004 were classified as AFS. Securities available-for-sale consist of debt securities that are available-for-sale in order to respond to: changes in market interest rates and related changes in the security’s prepayment risk; needs for adequate liquidity; changes in funding sources and terms; and changes in the availability of and yield on alternative investments. These securities are specifically identified and are carried at market value. Changes in market value of available-for-sale securities, net of applicable income taxes, are reported as a separate component of shareholders’ equity and comprehensive income (loss). The Bank does not have a securities trading portfolio.

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

Federal Home Loan Bank Stock: As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Bank is required to hold stock in the FHLB. FHLB stock is carried at cost since there is no readily available market value. The stock cannot be sold, but can be redeemed by the FHLB at cost.

Loans: Loans are carried at the principal amounts outstanding adjusted by partial charge-offs and net deferred loan origination costs or fees.

Interest on loans is accrued and credited to income based on the principal amount of loans outstanding. Residential real estate loans are generally placed on non-accrual status when reaching 120 days past due, or in process of foreclosure, or sooner if judged appropriate by management. All consumer loans are generally placed on non-accrual when reaching 90 days or more past due, or sooner if judged appropriate by management, and any equity line in the process of foreclosure is generally placed on non-accrual status, or sooner if judged appropriate by management. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due. Commercial real estate loans and commercial business loans that are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash, and the loan is in the process of collection. Commercial real estate and commercial business loans may be placed on non-accrual status prior to the 90 days delinquency date if considered appropriate by management. When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

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

The Company evaluates whether the carrying value of its goodwill has become impaired, in which case the value is reduced through a charge to its earnings. Goodwill is evaluated for impairment at least annually, or upon a triggering event as defined by SFAS No. 142, using certain fair value techniques.

Identifiable intangible assets consist of core deposit intangibles amortized over their estimated useful lives on a straight-line method, which approximates the amount of economic benefits to Company. These assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.

Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, would adversely affect the Company’s consolidated results of operations.

Bank-Owned Life Insurance: Bank-owned life insurance ("BOLI") represents life insurance on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received in excess of the cash value, are recorded in other non-interest income, and are not subject to income taxes. The cash surrender value is included in other assets on the Company’s consolidated balance sheet. The Company reviews the financial strength of the insurance carrier prior to the purchase of BOLI and annually thereafter.

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

Other Real Estate Owned: Real estate acquired in satisfaction of a loan is reported in other assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to other real estate owned and recorded at the lower of cost or fair market value less estimated costs to sell based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent reductions in market value below the carrying value are charged to other operating expenses.

Derivative Financial Instruments: The Company recognizes all derivative instruments on the consolidated balance sheet at fair value. On the date the derivative instrument is entered into, the Company designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items.

Changes in fair value of derivative instruments that are highly effective, and qualify as a cash flow hedge, are recorded in other comprehensive income or loss. For fair value hedges that are highly effective, the gain or loss on the hedge and the loss or gain on the hedged item attributable to the hedged risk are both recognized in earnings, with the differences (if any) representing hedge ineffectiveness. The Company discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

Off-Balance Sheet Financial Instruments:  In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Stock Based Compensation: On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and its Subsidiaries Incentive Stock Option Plan of 2000 for officers and employees, which is described more fully in Note 13 of these consolidated financial statements.

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

The Company has elected to continue with the accounting methodology in Opinion No. 25 through December 31, 2005 and, as a result, must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted. Had the Company determined cost based on the fair value at the grant date for its stock options and had the Company recorded an expense related to the employee stock option plan under SFAS No. 123, its net income and earnings per share data would have been reduced to the pro forma amounts indicated below:

		Earnings Per Share
Year Ended December 31, 2005:	Net Income	Basic	Diluted

As reported	$6,424	$2.09	$2.03
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	113	0.04	0.04
Pro forma	$6,311	$2.05	$1.99

		Earnings Per Share
Year Ended December 31, 2004:	Net Income	Basic	Diluted

As reported	$5,732	$1.85	$1.79
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	105	0.03	0.03
Pro forma	$5,627	$1.82	$1.76

		Earnings Per Share
Year Ended December 31, 2003:	Net Income	Basic	Diluted

As reported	$5,207	$1.67	$1.63
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	95	0.03	0.03
Pro forma	$5,112	$1.64	$1.60

During the years ended December 31, 2005, 2004, and 2003, the total anti-dilutive stock options amounted to 22, 13, and 6 thousand shares, respectively

401(k) Plan: The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire. Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees.

Supplemental Executive Retirement Agreements: The Company has non-qualified supplemental executive retirement agreements with certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the net present value of payments associated with the agreements over the service periods of the participating officers. Interest costs continue to be recognized on the benefit obligations.

The Company also has supplemental executive retirement agreements with certain current executive officers. These agreements provide a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or in the event that the participating executive leaves the Company following a change of control event. The Company recognizes the net present value of payments associated with these agreements over the service periods of the participating executive officers.

Post Retirement Benefit Program: The Company sponsors a limited post-retirement benefit program, which funds medical coverage and life insurance benefits to a closed group of active and retired employees who meet minimum age and service requirements. It is the Company’s policy to record the cost of post-retirement health care and life insurance plans based on actuarial estimates, which are dependent on claims and premiums paid. The cost of providing these benefits is accrued during the active service period of the employee.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share: Earnings per share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, such as the Company’s dilutive stock options.

Segment Reporting: An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company has determined that its operations are solely in the community banking industry and include traditional community banking services, including lending activities, acceptance of demand, savings and time deposits, business services, investment management, trust and third-party brokerage services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. Accordingly, disaggregated segment information is not presented in the Notes to the Consolidated Financial Statements.

Note 2: Recently Issued Accounting Pronouncements

The following information addresses recent accounting pronouncements that could have an impact on the Company’s financial condition, results of operations, earnings per share, or cash flows.

Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments: On November 3, 2005, the Financial Accounting Standards Board (FASB") issued FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), which addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment loss on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

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

Note 3: Securities Available-For-Sale

A summary of the amortized cost and market values of securities available for sale follows:

	December 31, 2005
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government-sponsored enterprises	$ 23,720	$ 12	$ 235	$ 23,497
Mortgage-backed securities:
Obligations of U. S. Government agencies	11,134	127	48	11,213
Obligations of Government-sponsored enterprises	90,872	65	2,190	88,747
Other	22,362	4	424	21,942
Obligations of state and political subdivisions	37,068	1,016	183	37,901
	$185,156	$1,224	$3,080	$183,300

	December 31, 2004
Available- for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations to U.S. Government-sponsored enterprises	$ 6,395	$ 2	$ 49	$ 6,348
Mortgage-backed securities:
U.S. Government agencies and sponsored enterprises	116,097	651	258	116,490
Other	16,608	41	245	16,404
Obligations of states of the U.S. and political subdivisions thereof	34,296	1,806	2	36,100
Other bonds	1,000	---	5	995
Total securities available for sale	$174,396	$2,500	$559	$176,337

Impairment: The following tables summarize the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2005 and 2004. All securities referenced are debt securities. At December 31, 2005 and 2004, the Company did not hold any common stock or other equity securities in its investment securities portfolio.
2005	Less Than 12 Months			12 Months or Longer			Total
	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Obligations of U.S. Government-sponsored enterprises	$ 13,287	24	$ 132	$ 4,203	24	$ 103	$ 17,490	48	$ 235
Mortgage-backed securities:
Obligations of U.S. Government agencies	3,413	12	26	1,699	8	22	5,112	20	48
Obligations of Government-sponsored enterprises	66,558	126	1,493	20,472	40	697	87,030	166	2,190
Other	16,673	30	253	4,813	11	171	21,486	41	424
Obligations of state and political subdivisions	8,339	32	176	343	1	7	8,682	33	183
Total temporarily impaired securities	$108,270	224	$2,080	$31,530	84	$1,000	$139,800	308	$3,080

2004	Less Than 12 Months			12 Months or Longer			Total
	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Obligations of U.S. Government sponsored enterprises	$ 3,585	7	$ 29	$ 983	2	$ 20	$ 4,568	9	$ 49
Mortgage-backed securities:
U.S. Government Agencies and sponsored enterprises	31,665	50	121	11,747	24	137	43,412	74	258
Other mortgage-backed securities	8,973	24	138	3,041	5	87	12,014	29	225
Obligations of state and political subdivisions thereof	546	2	2	---	0	---	546	2	2
Other – debt securities	995	1	5	---	0	---	995	1	5
Total temporarily impaired securities	$45,764	84	$295	$15,771	31	$244	$61,535	115	$539

In evaluating whether impairments are other-than-temporary, the Company considers a variety of factors including the nature of the investment, the cause of the impairment, and the severity and duration of the impairment. Other data considered by management includes, for example, sector credit ratings, volatility of the security’s market price, and or any other information considered relevant.

For securities with unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government sponsored enterprises have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate mortgage-backed securities and all investments maintain a credit rating of at least "A1" by one of the nationally recognized rating agencies. Mortgage-backed securities and collateralized mortgage obligations are either issued by federal government agencies and sponsored enterprises, or by private issuers, all with security credit ratings of "AAA."

The unrealized losses in the investment securities portfolio at December 31, 2005 and 2004 were attributed to interest rates increases, and reflected the volatile movements in the U.S. Treasury curve over the past few years. Specifically, certain debt securities were purchased in an interest rate environment lower than where the U.S. Treasury yield curve stood on December 31, 2005 and 2004. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investment securities until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investment securities to be other-than-temporarily impaired at December 31, 2005 and 2004.

Maturity Distribution: At December 31, 2005, the amortized cost and estimated fair value of securities available-for-sale are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005

	Amortized Cost	Estimated Fair Value
Securities Available for Sale

Due in one year or less	$ 577	$ 578
Due after one year though five years	11,245	11,114
Due after five years through ten years	49,363	48,128
Due after ten years	123,971	123,480
Totals	$185,156	$183,300

Realized Gains and Losses:

The following table summarizes realized gains and losses on securities available for sale for the years ended December 31, 2005, 2004 and 2003.

	Realized

	Gains	Losses	Net

2005	$ 590	$10	$ 580
2004	$ 495	$14	$ 481
2003	$1,285	$28	$1,257

In addition, in 2004 the Company recorded a $16 gain on the sale of a held to maturity security.

Note 4: Loans

The Company’s lending activities are principally conducted in downeast and midcoast, Maine. The following table summarizes the composition of the loan portfolio as of December 31, 2005 and 2004:

	2005	2004

Residential real estate mortgages	$236,712	$222,110
Commercial real estate mortgages	135,269	104,446
Commercial and industrial	58,542	43,967
Agricultural and other loans to farmers	18,962	15,077
Consumer	12,565	13,534
Home equity	49,221	47,189
Tax exempt	2,732	1,950
Total loans	514,003	448,273

Deferred origination costs, net	$ 863	$ 205
Allowance for loan losses	(4,647)	(4,829)
Total loans net of allowance for loan losses	$510,219	$443,649

Non-performing Loans: The following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at December 31, 2005, 2004 and 2003.

	2005	2004	2003

Loans accounted for on a non-accrual basis:
Real estate loans:
Construction and development	$ ---	$ ---	$ 114
Mortgage	267	453	1,113
Loans to finance agricultural production and other loans to farmers	---	13	22
Commercial and industrial loans	593	80	9
Loans to individuals for household, family and other personal expenditures	5	26	37
Total non-accrual loans	865	572	1,295
Accruing loans contractually past due 90 days or more	3	151	199
Total non-performing loans	$868	$723	$1,494

During the years ended December 31, 2005, 2004 and 2003, the total interest not recorded on non-accrual loans amounted to $11, $16 and $80, respectively.

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2005 and 2004, loans to the lodging industry amounted to approximately $29,857 and $30,535, respectively.

Loans to Related Parties: In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectibility or incorporate other unfavorable features, and were made under terms that are consistent with the Company’s normal lending policies.

Loans to related parties at December 31 are summarized below. Balances have been adjusted to reflect changes in status of directors and officers for each year presented.

	2005	2004

Beginning balance	$12,505	$ 5,677

Changes in composition	(3,432)	1,016
New loans	1,088	5,995
Less: repayments	(987)	(183)

Ending balance	$ 9,174	$12,505

As of December 31, 2005, and 2004, there were no non-performing loans to related parties.

Mortgage Loan Servicing: The Bank from time to time will sell mortgage loans to other institutions, and investors. The sale of loans allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2005, the unpaid balance of mortgage loans serviced for others totaled $7,907 compared with $9,935 at December 31, 2004.

Note 5: Allowance For Loan Losses

A summary of changes in the allowance for loan losses for each of the three years ended December 31 follows:

	2005	2004	2003

Balance, beginning of year	$4,829	$5,278	$4,975

Provision for loan losses	---	180	540
Loans charged off	(238)	(851)	(427)
Less: recoveries on loans previously charged off	56	222	190
Net loans charged off	(182)	(629)	(237)

Balance, end of year	$4,647	$4,829	$5,278

Impaired Loans: Impaired loans are commercial and commercial real estate loans, for which the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Allowances for losses on impaired loans are determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or in the case of secured loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less cost to sell.

The majority of the Company’s impaired loans are collateral dependent.

Information pertaining to impaired loans at December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003

Investment in impaired loans	$593	$93	$596
Portion of impaired loan balance for which an allowance for loan losses is allocated	$593	$93	$596
Portion of allowance for loan losses allocated to the impaired loan balance	$238	$14	$190
Interest not recorded on impaired loans at year end	$ 10	$ 3	$ 23

During the years ended December 31, 2005, 2004 and 2003, the total average balance of impaired loans amounted to approximately $385, $300 and $1,429, respectively.

Note 6: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

	2005	2004

Land	$ 1,944	$ 1,774
Buildings and improvements	12,986	12,838
Furniture and equipment	8,585	7,924
Less: accumulated depreciation	(11,730)	(10,601)
Total	$11,785	$11,935

Note 7: Goodwill and Other Identifiable Intangible Assets

Goodwill: A summary of goodwill capitalized on the Company’s consolidated balance sheet follows.

	January 1, 2004	Goodwill Acquired	December 31, 2004

Total	$ 300	$2,858	$3,158

	January 1, 2005	Goodwill Acquired	December 31, 2005

Total	$3,158	$ ---	$3,158

During the first quarter of 2004, the Company acquired $2,858 in goodwill in connection with the Bank’s acquisition of a branch office in Rockland, Maine.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Bank’s acquisition of a branch office in Rockland, Maine. The core deposit intangible asset is being amortized over an estimated useful life of six years, and is included in other assets on the Company’s consolidated balance sheet.

A summary of the core deposit intangible asset as of December 31 follows:

	December 31, 2005	December 31, 2004

Core deposit intangibles:
Gross carrying amount	$391	$391
Less: accumulated amortization	123	56
Net carrying amount	$268	$335

Amortization expense on core deposit intangible assets is expected to total $67 each year for years 2006 through 2009.

Note 8: Income Taxes

The following table summarizes the current and deferred components of income tax expense (benefit) for the years ended December 31:

	2005	2004	2003

Current
Federal	$2,271	$1,695	$1,666
State	129	111	102
	2,400	1,806	1,768
Deferred	182	317	124
	$2,582	$2,123	$1,892

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense, for the years ended December 31:

	2005	2004	2003

Computed tax expense	$3,062	$2,671	$2,414
Increase (reduction) in income taxes resulting from
Officers' life insurance	(75)	(74)	(70)
Tax exempt interest	(497)	(518)	(500)
State taxes, net of federal benefit	84	82	91
Other, net	8	(38)	(43)
Recorded income tax expense	$2,582	$2,123	$1,892

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are summarized below. The net deferred tax asset is included in other assets.

	2005		2004
	Asset	Liability	Asset	Liability
Allowance for loan losses	$1,580	$ ---	$1,515	$ ---
Supplemental executive retirement plans	843	---	832	---
Postretirement benefit obligations	529	---	522	---
Unrealized gain or loss on securities available for sale	631	---	---	653
Unrealized loss on derivatives	265	---	77	---
Depreciation	---	427	---	522
Other	224	936	240	592
	$4,072	$1,363	$3,186	$1,767

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 9: Deposits

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100 was $25,151 and $19,405 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of time deposits were as follows:

2006	$ 90,163
2007	22,566
2008	12,176
2009	3,312
2010	1,371
2011 and thereafter	228
Total time deposits	$129,816

Note 10: Short-term Borrowings

The Company’s short-term borrowings consist of borrowings from the Federal Home Loan Bank and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2005 and 2004.

	2005		2004
	Total Principal	Weighted Average Rate	Total Principal	Weighted Average Rate

Federal Home Loan Bank Advances	$114,900	4.37%	$74,774	2.80%
Securities sold under agreements to repurchase	16,438	2.30%	15,077	1.14%
Total short-term borrowings	$131,338		$89,851

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2005, 2004, and 2003 is summarized as follows:

	2005	2004	2003

Average daily balance during the year	$14,588	$13,427	$13,086
Average interest rate during the year	1.86%	1.12%	1.32%
Maximum month-end balance during the year	$17,705	$17,745	$17,083
Amount outstanding at end of year	$16,438	$15,077	$15,925

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and under the Bank's control, were as follows at December 31:

	2005	2004	2003

Carrying value	$20,987	$22,317	$20,069
Estimated fair value	$20,987	$22,317	$20,256

Note 11: Long-term Debt

A summary of long-term debt, all of which represent advances from the Federal Home Loan Bank, is as follows:

December 31, 2005
Maturity	Total Principal	Weighted Average Rate	Range of Interest Rates

2007	$ 19,170	4.20%	2.44% to 5.01%
2008	28,900	4.06%	2.78% to 5.68%
2009	14,330	4.13%	2.69% to 5.30%
2010	13,000	5.42%	4.80% to 5.95%
2011	30,227	4.70%	3.86% to 5.09%
2012 and thereafter	2,731	4.87%	4.71% to 5.07%
Total long-term debt	$108,358

December 31, 2004

	Total	Weighted Average	Range of
Maturity	Principal	Rate	Interest Rates

2006	$ 6,400	4.80%	3.57% to 5.66%
2007	19,987	4.19%	2.44% to 5.01%
2008	28,900	4.06%	2.78% to 5.68%
2009	15,002	4.14%	2.69% to 5.30%
2010	13,000	5.42%	4.80% to 5.95%
2011 and thereafter	33,783	4.70%	3.86% to 5.09%
Total long-term debt	$117,072

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity. Advances are stated at their contractual final maturity dates. At December 31, 2005, the Bank had  $50 million in callable advances with a weighted average interest rate of 4.80% and maturity dates as follows: 2007, $3,500; 2008, $5,000; 2009, $4,000; 2010, $12,000; 2011, $25,500; 2012 and thereafter, $0.

Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB and a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities, and other qualified assets.

Note 12: Shareholders’ Equity

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2005, the Bank had $8,354 available for dividends that could be paid without prior regulatory approval.

Regulatory Capital Requirements: The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. Management believes, as of December 31, 2005, that the Company and Bank exceed all capital adequacy requirements to which they are subject. As of December 31, 2005, the most recent notification from the federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2005, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Actual Amount	Ratio	Actual Amount	Ratio

As of December 31, 2005
Total Capital
(To Risk-Weighted Assets)
Consolidated	$56,556	11.30%	$40,028	8.0%	N/A
Bank	$58,313	11.67%	$39,967	8.0%	$49,959	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$54,416	10.88%	$20,014	4.0%	N/A
Bank	$56,173	11.24%	$19,984	4.0%	$29,975	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$54,416	7.55%	$28,847	4.0%	N/A
Bank	$56,173	7.80%	$28,823	4.0%	$36,029	5.0%

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2004, under the rules applicable at that date.

			For Capital Adequacy Purposes		To be well Capitalized under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Actual Amount	Ratio	Actual Amount	Ratio

As of December 31, 2004
Total Capital
(To Risk-Weighted Assets)
Consolidated	$56,260	13.01%	$34,588	8.0%	N/A
Bank	$55,077	12.76%	$34,523	8.0%	$43,154	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$51,431	11.90%	$17,294	4.0%	N/A
Bank	$52,505	12.17%	$17,262	4.0%	$25,893	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$51,431	7.75%	$26,547	4.0%	N/A
Bank	$52,505	7.99%	$26,274	4.0%	$32,843	5.0%

Stock Repurchase Plan: In March 2004, the Company announced a second stock repurchase plan, authorizing open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and were to continue through December 31, 2005. In December 2005, the Company announced the continuance of this plan through December 31, 2006. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of December 31, 2005, the Company had repurchased 103,732 shares of stock under the plan, at an average price of $27.21 per share. The Company records repurchased shares as treasury stock.

Note 13: Stock Based Compensation:

The Bar Harbor Bankshares and its Subsidiaries Incentive Stock Option Plan ("ISO") for officers and employees was established October 3, 2000, providing for the issuance of up to 450 thousand shares of common stock. The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted. Vesting terms range from five to seven years. No option shall be granted after October 3, 2010, ten years after the effective date of the ISO.

A summary of the status of the ISO as of December 31, 2005, 2004 and 2003, and changes during the years then ended is presented below.

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	321,607	$18.09	332,071	$16.90	328,457	$16.30
Granted during the year	29,500	27.31	47,500	27.11	44,500	21.43
Exercised during the year	(34,122)	16.16	(26,683)	16.33	(11,255)	15.91
Forfeited during the year	(23,696)	15.65	(31,281)	20.68	(29,631)	17.45

Outstanding at the end of the year	293,289	$19.43	321,607	$18.09	332,071	$16.90

Exercisable at year end	101,434		88,392		66,161

The following information applies to options outstanding at December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$15.40	63,591	5.47	$15.40	26,937	$15.40
$15.80	4,130	5.81	$15.80	1,997	$15.80
$16.05	90,000	6.15	$16.05	45,000	$16.05
$17.75 - $25.45	59,012	6.78	$19.12	20,684	$19.07
$25.80 - $29.10	76,556	8.86	$27.20	6,816	$27.10
	293,289	6.83	$19.43	101,434	$17.23

The following weighted average assumptions were used in the Black Scholes option-pricing model:

	2005	2004	2003

Expected dividend yield	3.19%	2.94%	2.81%
Risk free interest rate	4.32%	2.79%	2.63%
Volatility	16.76%	11.99%	17.20%
Expected life (years)	3.5	3.5	3.5
Weighted average fair value	$3.27	$2.76	$1.80

Note 14: Retirement Benefit Plans

Medical and Life Insurance Benefits: The Company sponsors a limited post-retirement benefit program which funds medical coverage and life insurance benefits to a closed group of active and retired employees who meet minimum age and service requirements. It is the Company's policy to record the cost of post-retirement health care and life insurance plans based on actuarial estimates, which are dependent on claims and premiums paid. The cost of providing these benefits is accrued during the active service period of the employee. The net periodic postretirement benefit cost includes the following components:

	2005	2004	2003

Interest cost on accumulated post-retirement benefit obligation	$ 71	$ 73	$ 80
Amortization	(15)	(16)	(23)
Net periodic post-retirement benefit cost	$ 56	$57	$ 57

The following table sets forth the change in benefit obligations for the years ended December 31:

	2005	2004
Change in benefit obligations:
Benefit obligation at beginning of year	$1,245	$1,262
Interest cost on accumulated post-retirement benefit obligation	71	73
Actuarial loss (gain)	48	(13)
Effect of amendments	(27)	---
Benefits paid	(65)	(77)
Benefit obligation at end of year	$1,272	$1,245
Unrecognized prior service cost	27	---
Unrecognized gain at end of year	240	303
Accrued benefit cost included in other liabilities	$1,539	$1,548

The accumulated postretirement benefit obligation (APBO) in 2005 and 2004 was determined using a 5.75% and 6% respectively, weighted average discount rate. The net periodic benefit cost in 2005 and 2004 was determined using a 6.00% weighted average discount rate.

The health care cost trend rates were 11.5% in 2005, gradually declining to 6% after 12 years and remaining at that level thereafter. An increase in the health care trend of 1% would increase the APBO by approximately $110 and the net periodic benefit cost by $6. A decrease in the health care trend of 1% would decrease the APBO by approximately $97 and the net periodic benefit cost by $5.

The Company expects to contribute the following amounts to fund benefit payments for the post-retirement medical and life insurance benefit plan for the years ending December 31:

2006	$ 82
2007	87
2008	91
2009	95
2010	100
2011 and thereafter	500
Total	$955

401(k) Plan:  The Company has a 401(k) Plan available to full-time employees and officers. The Company matches employee contributions based on a predetermined formula and may make additional discretionary contributions. The total expense for this plan in 2005, 2004 and 2003 was $424, $391, and $393, respectively.

Supplemental Executive Retirement Plans: The Company has non-qualified supplemental executive retirement agreements for certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the net present value of payments associated with the agreements over the service periods of the participating officers. Interest costs continue to be recognized on the benefit obligations. In 2005, 2004, and 2003, the expense of these supplemental retirement agreements was $129, $ 118, and $122, respectively.

The Company also has supplemental executive retirement plans for certain executive officers. These plans provide a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or in the event that the executive leaves the Company following a change of control event. In 2005, 2004 and 2003, the expense of these supplemental retirement agreements was $219, $334 and $253, respectively. As of December 31, 2005, the Company had accrued a total of $1,114 to provide for these future payment obligations.

The following table provides the net periodic benefit costs for the supplemental executive retirement plans for the years ended December 31, 2005 and 2004:

	2005	2004

Service Cost	$179	$298
Interest Cost	171	153
Net Periodic Benefit Cost	$350	$451

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid under the Company’s supplemental executive retirement plans for the years ending December 31:

2006	$ 222
2007	222
2008	222
2009	222
2010	243
2011 and thereafter	6,526
Total	$7,657

Note 15: Financial Derivative Instruments

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

At December 31, 2005, the Bank had four outstanding derivative instruments with notional principal amounts totaling $50,000. These derivative instruments were interest rate swap agreements and interest rate floor agreements, with notional principal amounts totaling $20,000 and $30,000, respectively. The details are summarized as follows:

Interest Rate Swap Agreements:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime (7.25%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (7.25%)

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

At December 31, 2005, the fair market value of the interest rate swap agreements was ($641), compared with ($225) at December 31, 2004.

At December 31, 2005, the net unrealized loss on the interest rate swap agreements included in accumulated other comprehensive income, net of tax, amounted to $275, compared with $205 at December 31, 2004. Also included in accumulated other comprehensive income at December 31, 2005, was a net deferred loss, net of tax, of $10 related to the de-designation and re-designation of these interest rate swap agreements as cash flow hedges in 2004.

During 2004, the net unrealized gains on interest rate swap agreements recorded in non-interest income amounted to $29, during the period in which hedge accounting was not applied.

During 2005, the total net cash flows received from counter-parties amounted to $3, compared with $455 in 2004. The net cash flows received from counter-parties during 2005 were recorded in interest income (hedge accounting). Of the $455 in net cash flows received from counter-parties during 2004, $375 was recorded in non-interest income (non-hedge accounting period) and $80 in interest income (hedge accounting period).

Interest Rate Floor Agreements:

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/01/10	6.00%	$186
$10,000	11/01/10	6.50%	$ 69

During 2005, interest rate floor agreements were purchased to limit the Bank’s exposure to falling rates on a pool of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate falls below the floors of 6.00% and 6.50%, thus effectively ensuring interest income on a pool of Prime-based loans at a minimum of 6.00% and 6.50% on the $20,000 and $10,000 notional amounts for the duration of the agreements, respectively. The interest rate floor agreements were designated as a cash flow hedges in accordance with SFAS 133.

At December 31, 2005, the total fair market value of the floor agreements was $131 and was included in other assets on the Company’s consolidated balance sheet. Pursuant to SFAS 133, changes in the fair market value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income or loss.

The premiums paid on the interest rate floor agreements are included in accumulated other comprehensive (loss) income on the consolidated balance sheet and are being recognized in interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During 2005, $2 of the premium was recognized in interest income. At December 31, 2005, the remaining unamortized premiums, net of tax, totaled $167. During the next twelve months, $19 of the premium will be recognized in interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

At December 31, 2005, the unamortized premium net of the unrealized loss on the interest rate floor agreement amounted to $80, net of tax, and was recorded in accumulated other comprehensive loss on the consolidated balance sheet.

Note 16: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2005 and 2004.

	December 31, 2005	December 31, 2004

Commitments to originate loans	$ 40,779	$14,435
Unused lines of credit	73,190	75,732
Un-advanced portions of construction loans	6,110	7,336
Total	$120,079	$97,503

Standby letters of credit	$ 115	$ 1,155

As of December 31, 2005 and 2004, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Operating Lease Obligations

The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2005.

2006	$ 73
2007	63
2008	66
2009	70
2010	73
2011 and thereafter	38
Total	$383

Note 17: Fair Value of Financial Instruments

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

Securities available-for-sale: Fair values are based on quoted bid market prices, where available. Where quoted market prices for an instrument are not available, fair values are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instrument being valued. The carrying value of securities available-for-sale reported on the consolidated balance sheet represent estimated fair value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2005 and 2004 follows:

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 14,000	$ 14,000	$ 9,571	$ 9,571
Securities available for sale	183,300	183,300	176,337	176,337
Loans, net	510,219	505,389	443,649	446,661
Interest receivable	3,572	3,572	2,790	2,790

Financial liabilities:

Deposits (with no stated maturity)	255,529	255,529	257,293	257,293
Time deposits	190,202	188,331	140,979	140,568
Securities sold under repurchase agreements	16,438	16,423	15,077	15,077
Borrowings from the FHLB	223,258	222,926	191,846	194,701
Interest payable	1,411	1,411	916	916

Financial derivative instruments
Interest rate swaps	(641)	(641)	(225)	(225)
Interest rate floors	131	131	---	---

Note 18: Legal Contingencies

The Company and its subsidiaries are parties to certain routine litigation incidental to the normal conduct of the Company’s business, which in the opinion of management based upon currently available information will have no material effect on the Company's consolidated financial statements.

Note 19: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2005 and 2004, and for each of the three-years in the period ended December 31, 2005, are presented below:

BALANCE SHEETS
December 31

	2005	2004

Cash	$ 730	$ 561
Investment in subsidiaries	55,354	54,859
Premises	742	745
Other assets	21	414
Total Assets	$56,847	$56,579

Liabilities
Total Liabilities	$ 743	$ 537

Shareholders’ equity
Common stock	7,287	7,287
Surplus	4,002	4,002
Retained earnings	55,181	51,733
Accumulated other comprehensive (loss) income	(1,738)	1,118
Treasury stock	(8, 628)	(8,098)
Total equity	56,104	56,042

Liabilities and Shareholders’ Equity	$56,847	$56,579

STATEMENTS OF INCOME
Years Ended December 31

	2005	2004	2003

Dividend income from subsidiaries	$3,873	$2,409	$5,075
Equity in undistributed earnings of subsidiaries (1)	2,992	3,652	714
Bankshares expenses	(669)	(498)	(881)
Tax benefit	228	169	299

Net income	$6,424	$5,732	$5,207

            (1) Amount in parentheses represents the excess of dividends over net income of subsidiaries.

STATEMENTS OF CASH FLOWS
Years Ended December 31

	2005	2004	2003

Cash flows from operating activities:
Net income	$ 6,424	$ 5,732	$ 5,207

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11	10	8
Net decrease (increase) in other assets	240	627	(6)
Equity in undistributed earnings of subsidiaries	(2,992)	(2,764)	(714)

Net cash provided by operating activities	3,683	3,605	4,495

Cash flows from investing activities:
Additional investment in subsidiaries	---	---	(350)
Capital expenditures	(8)	(11)	(8)

Net cash (used in) provided by investing activities	(8)	(11)	(358)

Cash flows from financing activities:
Purchases of treasury stock	(1,473)	(1,369)	(1,888)
Proceeds from stock option exercises	551	438	179
Dividends paid	(2,584)	(2,478)	(2,386)

Net cash used in financing activities	(3,506)	(3,409)	(4,095)

Net increase in cash and cash equivalents	169	185	42

Cash and cash equivalents, beginning of year	561	376	334

Cash and cash equivalents, end of year	$ 730	$ 561	$ 376

Note 20: Selected Quarterly Financial Data (Unaudited)

	Quarter
Year 2005	1	2	3	4	Year

Interest and dividend income	$8,541	$8,945	$9,486	$10,223	$37,195
Interest expense	3,230	3,595	3,999	4,512	15,336
Net interest income	5,311	5,350	5,487	5,711	21,859
Provision for loan losses	---	25	25	(50)	---
Non-interest income	1,103	1,953	1,967	1,392	6,415
Non-interest expense	4,783	4,865	4,827	4,793	19,268
Income before income taxes	1,631	2,413	2,602	2,360	9,006
Income taxes	418	713	780	671	2,582
Net income	$1,213	$1,700	$1,822	$ 1,689	$ 6,424

Earnings per share:
Basic	$ 0.39	$ 0.55	$ 0.59	$ 0.55	$ 2.09
Diluted	$ 0.38	$ 0.54	$ 0.58	$ 0.54	$ 2.03

	Quarter
Year 2004	1	2	3	4	Year

Interest and dividend income	$7,523	$7,664	$8,255	$ 8,480	$31,922
Interest expense	2,708	2,840	2,943	3,054	11,545
Net interest income	4,815	4,824	5,312	5,426	20,377
Provision for loan losses	90	30	30	30	180
Non-interest income	1,841	811	2,498	1,422	6,572
Non-interest expense	4,597	4,620	5,032	4,665	18,914
Income before income taxes	1,969	985	2,748	2,153	7,855
Income taxes	533	182	805	603	2,123
Net income	$1,436	$ 803	$1,943	$ 1,550	$ 5,732

Earnings per share:
Basic	$ 0.46	$ 0.26	$ 0.63	$ 0.50	$ 1.85
Diluted	$ 0.45	$ 0.25	$ 0.61	$ 0.48	$ 1.79

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment, management believes that as of December 31, 2005, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in  Internal Control – Integrated Framework.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting. This report appears within Item 9A of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting:  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bar Harbor Bankshares:

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Bar Harbor Bankshares (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).    The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Bar Harbor Bankshares maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for the years then ended, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 6, 2006

ITEM 9B. OTHER INFORMATION

On December 20, 2005, the Company Board of Directors approved the adoption of a new code of ethics, which replaced the Company's prior Code of Ethics. A copy of the Code of Ethics approved by the Board of

Directors is attached to this Annual Report as an Exhibit and is available on our Company website at www.BHBT.com. The Company did not file a Form 8-K Current Report, Item 5.05, in connection with its adoption of the Company's new Code of Ethics.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers: Information required by this item is incorporated by reference from the sections entitled "Management of the Company" and "Executive Officers" in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which was filed with the Commission on March 15, 2006 (the "Proxy").

Compliance with Section 16(a) of the Securities Exchange Act of 1934: The information required under this item is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy.

Audit Committee Financial Expert: The information required under this item is incorporated herein by reference from "Appendix A" Report of the Audit Committee, contained in the Company’s Proxy.

Code of Ethics: The information required under this item is incorporated herein by reference from the section entitled "Other Matters" "Code of Ethics" contained in the Company’s Proxy.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" in the Company’s Proxy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the sections entitled "Voting Securities and Principal Holders thereof" and "Equity Compensation Plan Information" in the Proxy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Transactions with Directors, Officers, and Principal Shareholders" in the Proxy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the section entitled "Selection of Auditors" in the Company’s Proxy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        1. All Financial Statements Filed herewith at Item 8

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

Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.3	Joseph M. Murphy Employment Contract	Incorporated by reference to Form 10-K Item 15(a)(10.2), filed with the Commission May 27, 2003 (Commission File Number 001-13349).

10.4	Incentive Stock Option Plan 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filled with the Commission March 28, 2002 (Commission File Number 001-13349).

10.5	Amendment to Employment Agreement, Change in Control, Confidentiality and Non-competition Agreement between the Company and Joseph M. Murphy.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.6	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Gerald Shencavitz.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.7	Change in Control, Confidentiality, and Non-competition Agreement between the Company and former Bank President Dean S. Read.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.8	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Daniel A. Hurley III, President of Bar Harbor Trust Services.

Incorporated by reference to Form 8-K, Exhibit 99.1, "Form of Change in Control, Confidentiality and Non-competition Agreement," filed with the Commission on June 30, 2005 (Commission File Number 001-13349).

10.9	Purchase and Assumption Agreement between Bar Harbor Banking and Trust Company and Androscoggin Savings Bank, dated October 24, 2003.	Incorporated by reference to Form 10-Q, Part II, Item 6 filled with the Commission November 13, 2003 (Commission File Number 001-13349).

10.10	Description of the 2005 Two-tiered Executive Compensation Arrangements not pursuant to a written plan or agreement.	Filed herewith

10.11	Infinex Agreement	Incorporated by reference to Form 10-K, Part III, Item 15(a)(10.10), filed with the Commission on March 14, 2005 (Commission File Number 001-13349).

10.12	Dean S. Read Resignation Agreement and Release	Incorporated by reference to Form 10-K, Part III, Item 15(a)(10.11), filed with the Commission on March 14, 2005 (Commission File Number 001-13349).

10.13	Somesville Bank Branch Lease dated October 27, 2005.	Filed herewith

13	Annual Report to Shareholders	Filed herewith

14	Code of Ethics	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent letters	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14/15d-14(a)	Filed herewith.

31.2	Certification of Chief Financial Officer under Rule 13a-14/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

(c) There are no other financial statements and financial statement schedules, which were excluded from this report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2006              BAR HARBOR BANKSHARES
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

/s/ Thomas A. Colwell Thomas A. Colwell Chairman, Board of Directors	/s/ Joseph M. Murphy Joseph M. Murphy, Director President and Chief Executive Officer

/s/ Robert C. Carter Robert C. Carter, Director	/s/ Robert M. Phillips Robert M. Phillips, Director

/s/ Peter Dodge Peter Dodge, Director	/s/ Gerald Shencavitz Gerald Shencavitz, Senior Vice President, Chief Financial Officer and Treasurer

/s/ Martha Tod Dudman Martha Tod Dudman, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director

/s/ Dwight L. Eaton Dwight L. Eaton, Director	/s/ Constance C. Shea Constance C. Shea, Director

/s/ Lauri E. Fernald Lauri E. Fernald, Director	/s/ Scott G. Toothaker Scott G. Toothaker, Director

/s/Clyde H. Lewis Clyde H. Lewis, Director	/s/ David B. Woodside David B. Woodside, Director

/s/ John P. McCurdy John P. McCurdy, Director