Form 10-Q
period 2006-03-31
BAR HARBOR BANKSHARES
filed 2006-05-10
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 841105-D

BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine	01-0393663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

PO Box 400
82 Main Street, Bar Harbor, ME	04609-0400
(Address of principal executive offices)	(Zip Code)

(207) 288-3314
(Registrant's telephone number, including area code)

Inapplicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ____  NO     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
                Large accelerated filer _____   Accelerated filer     X         Non-accelerated filer   _____

Indicate by check mark whether the registrant is a shell company (as defined in exchange act rule 12b-2): YES: _____  NO:      X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – May 4, 2006
$2.00 Par Value	3,045,381

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets at March 31, 2006, and December 31, 2005	3

	Consolidated Statements of Income for the three months ended March 31, 2006 and 2005	4

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2006 and 2005	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	6

	Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2006 and 2005	7

	Notes to Consolidated Interim Financial Statements	8-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39-42

Item 4.	Controls and Procedures	43

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	44-45

Signatures		45

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(Dollars in thousands, except per share data)
(unaudited)

	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$ 9,452	$ 10,994
Overnight interest bearing money market funds	3,703	3,006
Total cash and cash equivalents	13,155	14,000
Securities available for sale, at fair value	201,129	183,300
Investment in Federal Home Loan Bank stock	12,044	11,324
Loans	529,119	514,866
Allowance for loan losses	(4,473)	(4,647)
Loans, net of allowance for loan losses	524,646	510,219
Premises and equipment, net	11,749	11,785
Goodwill	3,158	3,158
Bank owned life insurance	5,946	5,945
Other assets	9,380	8,724
TOTAL ASSETS	$781,207	$748,455

Liabilities
Deposits
Demand deposits	$ 48,505	$ 55,451
NOW accounts	64,612	66,965
Savings and money market deposits	148,650	133,113
Time deposits	130,613	129,816
Brokered time deposits	82,372	60,386
Total deposits	474,752	445,731
Short-term borrowings	138,841	131,338
Long-term debt	104,862	108,358
Other liabilities	6,920	6,924
TOTAL LIABILITIES	725,375	692,351

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at March 31, 2006 and December 31, 2005	7,287	7,287
Surplus	4,037	4,002
Retained earnings	56,034	55,181
Accumulated other comprehensive (loss) income:
Net unrealized depreciation on securities available for sale and derivative instruments, net of taxes of ($1,269) and ($895) at March 31, 2006 and December 31, 2005, respectively	(2,464)	(1,738)
Less: cost of 598,630 and 583,655 shares of treasury stock at March 31, 2006 and December 31, 2005, respectively	(9,062)	(8,628)

TOTAL SHAREHOLDERS' EQUITY	55,832	56,104

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$781,207	$748,455

                                                                        The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Interest and dividend income:
Interest and fees on loans	$ 8,263	$ 6,633
Interest and dividends on securities and federal funds	2,431	1,908
Total interest and dividend income	10,694	8,541

Interest expense:
Deposits	2,609	1,291
Short-term borrowings	1,319	482
Long-term borrowings	1,279	1,457
Total interest expense	5,207	3,230

Net interest income	5,487	5,311
Provision for loan losses	28	---
Net interest income after provision for loan losses	5,459	5,311

Non-interest income:
Trust and other financial services	504	475
Service charges on deposit accounts	343	289
Other service charges, commissions and fees	53	50
Credit card service charges and fees	230	201
Net securities gains	310	21
Other operating income	164	67
Total non-interest income	1,604	1,103

Non-interest expenses:
Salaries and employee benefits	2,444	2,614
Occupancy expense	312	307
Furniture and equipment expense	500	431
Credit card expenses	166	135
Other operating expense	1,463	1,296
Total non-interest expenses	4,885	4,783

Income before income taxes	2,178	1,631
Income taxes	615	418

Net income	$ 1,563	$ 1,213

Earnings Per Share:
Basic	$ 0.51	$ 0.39
Diluted	$ 0.50	$ 0.38

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumlated Other Comprehensive Income(Loss)	Treasury Stock	Total Shareholders' Equity
Balance December 31, 2004	$7,287	$4,002	$51,733	$ 1,118	$(8,098)	$56,042
Net income	---	---	1,213	---	---	1,213
Total other comprehensive loss	---	---	---	(1,504)	---	(1,504)
Cash dividends declared ($0.21 per share)	---	---	(646)	---	---	(646)
Purchase of treasury stock (9,356 shares)	---	---	---	---	(262)	(262)
Stock options exercised (9,365 shares)	---	---	(113)	---	264	151
Balance March 31, 2005	$7,287	$4,002	$52,187	$ (386)	$(8,096)	$54,994

Balance December 31, 2005	$7,287	$4,002	$55,181	$(1,738)	$(8,628)	$56,104
Net income	---	---	1,563	---	---	1,563
Total other comprehensive loss	---	---	---	(726)	---	(726)
Cash dividends declared ($0.22 per share)	---	---	(673)	---	---	(673)
Purchase of treasury stock (18,725 shares)	---	---	---	---	(535)	(535)
Stock options exercised (3,750 shares)	---	---	(37)	---	101	64
Amortization of stock option expense	---	35	---	---	---	35
Balance March 31, 2006	$7,287	$4,037	$56,034	$(2,464)	$(9,062)	$55,832

                                                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)
(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$ 1,563	$ 1,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	333	431
Amortization of core deposit intangible	17	17
Provision for loan losses	28	---
Net realized gains on sales of securities available for sale	(310)	(21)
Net amortization of bond premiums	84	236
Venture capital fund investment impairment loss	---	18
Amortization of stock option expense	35	---
Net change in other assets	(296)	(504)
Net change in other liabilities	(193)	(263)
Net cash provided by operating activities	1,261	1,127

Cash flows from investing activities:
Purchases of securities available for sale	(28,347)	---
Proceeds from maturities, calls and principal paydowns of securities available for sale	6,689	8,284
Proceeds from sales of securities available for sale	3,140	---
Net increase in Federal Home Loan Bank stock	(720)	2,496
Net loans made to customers	(14,455)	(9,318)
Capital expenditures	(297)	(772)
Net cash (used in) provided by investing activities	(33,990)	690

Cash flows from financing activities:
Net increase (decrease) in deposits	29,021	(14,068)
Net decrease in securities sold under repurchase agreements	(1,797)	(650)
Proceeds from Federal Home Loan Bank advances	6,400	13,800
Repayments of Federal Home Loan Bank advances	(596)	(1,010)
Purchases of treasury stock	(535)	(262)
Proceeds from stock option exercises	64	151
Payments of dividends	(673)	(646)
Net cash provided by (used in) financing activities	31,884	(2,685)

Net (decrease) increase in cash and cash equivalents	(845)	(868)
Cash and cash equivalents at beginning of year	14,000	9,571
Cash and cash equivalents at end of period	$ 13,155	$ 8,703

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 4,557	$ 3,282
Income taxes, net of refunds	---	---

Non-cash transactions:
Unrealized depreciation on securities available for sale, net of reclassification adjustment, net of tax of $311 and $651, respectively	(604)	(1,264)
Net unrealized depreciation on interest rate derivatives, net of tax of $64 and $124, respectively	(123)	(241)
Amortization of net deferred loss related to interest rate derivatives, net of tax of $1 and $1, respectively	1	1

                                                            The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005

Net income	$1,563	$ 1,213
Unrealized depreciation on securities available for sale, net of reclassification adjustment, net of tax of $311 and $651, respectively	(604)	(1,264)
Net unrealized depreciation on interest rate derivatives, net of tax of $64 and $124, respectively	(123)	(241)
Amortization of net deferred loss related to interest rate derivatives, net of tax of $1 and $1, respectively	1	1
Total other comprehensive loss	(726)	(1,504)
Total comprehensive income (loss)	$ 837	$ (291)

                                                        The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2006
(Dollars in thousands, except per share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three months ended March 31, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any other interim periods.

The consolidated balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and notes thereto.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, income tax estimates, and the valuation of intangible assets.

Allowance For Loan Losses: The allowance for loan losses (the "allowance") at the Company’s wholly owned banking subsidiary, Bar Harbor Bank & Trust (the "Bank") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance is available to absorb losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past and present conditions. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off.

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

Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2006 and December 31, 2005, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

Identifiable intangible assets consist of core deposit intangibles amortized over their estimated useful lives on a straight-line method, which approximates the amount of economic benefits to the Company. These assets are reviewed for impairment at least annually, or whenever management believes events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.

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

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

(in thousands, except number of shares and per share data)

	Three Months Ended March 31
	2006	2005

Net income	$ 1,563	$ 1,213

Computation of Earnings Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,044,984	3,078,933
Effect of dilutive employee stock options	81,341	108,176
Diluted	3,126,325	3,187,109

NET INCOME PER SHARE:
Basic	$ 0.51	$ 0.39
Diluted	$ 0.50	$ 0.38

For the three months ended March 31, 2006, and 2005, the number of anti-dilutive options excluded from the earnings per share calculation was 81,513 and 12,627, respectively.

Note 4: Stock Based Compensation

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 ("ISOP") for its officers and employees, which provides for the issuance of up to 450,000 shares of common stock. At March 31, 2006, 81,966 shares are still available for future stock option grants. The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted. Vesting terms range from five to seven years. No option shall be granted after October 3, 2010, ten years after the effective date of the ISOP.

Implementation of New Accounting Standards: In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of Statement of Financial Accounting Standards ("SFAS") No. 123. SFAS No. 123(R), "Share-Based Payment", which makes significant changes to accounting for "payments" involving employee compensation and "shares" or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard was effective on January 1, 2006 for calendar-year public companies and is applied prospectively to stock options granted after the effective date and any unvested stock options at that date. The primary effect of the revised standard’s implementation on the Company is recognition of compensation expense associated with stock options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation expense that the Company recognizes beginning in 2006 includes: (a) the compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value; and (b) the compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations ("intrinsic value method"). Under the provisions of the Company’s ISOP, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of the grant. Accordingly, the Company previously did not recognize any stock-based employee compensation expense in net income prior to January 1, 2006.

Impact of the Adoption of SFAS No. 123(R): As a result of adopting SFAS 123(R), the Company recorded an expense of $35 in the quarter ended March 31, 2006.

Comparable Disclosures: The following table illustrates the effect on the Company’s net income and earnings per share had the Company applied fair value recognition provisions of SFAS No. 123(R) to its stock-based employee compensation in 2005:

		Earnings Per Share
Three Months Ended March 31, 2005:	Net Income	Basic	Diluted

As reported	$1,213	$0.39	$0.38
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	21	0.01	0.01
Pro forma	$1,192	$0.38	$0.37

The fair value was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants in the quarter ended March 31, 2006 and 2005:
	2006	2005

Risk-free interest rate	4.66%	3.96%
Dividend yield	2.79%	3.13%
Expected market price volatility factor of the Company’s stock	23.63%	9.74%
Expected life of options (years)	7.4	7.4
Options granted	2,000	13,000
Estimated fair value of options granted	$6.85	$2.87

Expected market price volatility for the grants in the quarter ended March 31, 2006, was determined by using the Company’s historical stock price volatility on a daily basis during the seven-year period ending March 31, 2006.

Stock Option Activity: The following table summarizes the Company’s stock option activity during the three months ended March 31, 2006:

	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price	Intrinsic Value

Outstanding at January 1, 2006	293,289	$15.40 to $29.10	$19.32
Granted	2,000	$28.20	$28.20
Exercised	(3,750)	$15.40 to $23.20	$17.07
Forfeited	(4,556)	$26.90 to $27.00	$26.95

Outstanding at March 31, 2006	286,983	$15.40 to $29.10	$19.41	$12.10

Exercisable at March 31, 2006	117,981	$15.40 to $29.10	$17.42	$14.09

Expected to vest March 31, 2006	142,131	$15.40 to $29.10	$20.80	$10.71

The intrinsic value of the options exercised and cash received by the Company for options exercised for the period ended March 31, 2006 was approximately $54 and $64, respectively.

Stock Options Outstanding: The following table summarizes stock options outstanding by exercise price range at March 31, 2006:

	Options Outstanding			Options Exercisable

Exercise Price or Range of Exercise Prices	Number Outstanding As of 03/31/06	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 03/31/06	Weighted Average Exercise Price

$15.40	61,449	5.22	$15.40	24,795	$15.40
$15.80	4,130	5.57	$15.80	1,997	$15.80
$16.05	90,000	5.90	$16.05	60,000	$16.05
$17.75 to $25.45	57,404	6.53	$19.11	20,639	$19.01
$25.80 to $29.10	74,000	8.66	$27.24	10,550	$27.17

$15.40 to $29.10	286,983	6.59	$19.41	117,981	$17.42

Note 5: Retirement Benefit Plans

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

The Company has non-qualified supplemental executive retirement plans for certain retired officers. These plans provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the net present value of payments associated with the agreements over the service periods of the participating officers. Interest costs continue to be recognized on the benefit obligations.

The Company also has supplemental executive retirement plans for certain executive officers. These plans provide a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, death, or in the event that the executive leaves the Company following a change of control event.

The following table summarizes the net periodic benefit costs for the three months ended March 31, 2006 and 2005:

	Health Care and Life Insurance		Supplemental Executive Retirement Plans

Three Months Ended March 31	2006	2005	2006	2005

Service cost	$ ---	$ ---	$ 47	$ 43
Interest cost	21	18	38	50
Amortization of actuarial loss	(4)	(4)	---	---
Net periodic benefit cost	$ 17	$ 14	$ 87	$ 93

The Company is expected to contribute $342 to the foregoing plans in 2006. As of March 31, 2006, the Company had contributed $112 to the plans.

Note 6: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Commitments to originate loans	$29,007	$40,779
Unused lines of credit	$74,483	$73,190
Un-advanced portions of construction loans	$ 5,671	$ 6,110
Standby letters of credit	$ 115	$ 115

As of March 31, 2006, and December 31, 2005, the fair value of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Note 7: Financial Derivative Instruments

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

The Company recognizes all of its derivative instruments on the consolidated balance sheet at fair value. On the date the derivative instrument is entered into, the Bank designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). The Bank formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Bank also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items.

Changes in fair value of derivative instruments that are highly effective and qualify as a cash flow hedge are recorded in other comprehensive income or loss. For fair value hedges that are highly effective, the gain or loss on the hedge and the loss or gain on the hedged item attributable to the hedged risk are both recognized in earnings, with the differences (if any) representing hedge ineffectiveness. The Bank discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

At March 31, 2006 the Bank had four outstanding derivative instruments with notional principal amounts totaling $50,000. These derivative instruments were interest rate swap agreements and interest rate floor agreements, with notional principal amounts totaling $20,000 and $30,000, respectively. The details are summarized as follows:

Interest Rate Swap Agreements:

Description	Maturity	Notional Amount	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime (7.75%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (7.75%)

The Bank is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each agreement.

The interest rate swap agreements were designated as cash flow hedges in accordance with SFAS No.133 Implementation Issue No. G25 "Cash Flow Hedges: Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans".

At March 31, 2006, the fair market value of the interest rate swap agreements was ($745) compared with ($641) and ($590) at December 31, and March 31, 2005, respectively. The fair market values of the interest rate swap agreements were included in other liabilities on the consolidated balance sheets.

At March 31, 2006, the net unrealized loss on the interest rate swap agreements included in accumulated other comprehensive loss, net of tax, amounted to $492, compared with $423 and $389 at December 31 and March 31, 2005, respectively. Also included in accumulated other comprehensive income (loss) at March 31, 2006, was a net deferred loss, net of tax, of $9 related to the de-designation and re-designation of these interest rate swap agreements as cash flow hedges in 2004.

During the three months ended March 31, 2006, the total net cash flows received from (paid to) counter-parties amounted to ($52), compared with $22 during the same period in 2005. The net cash flows received from (paid to) counter-parties were recorded in interest income.

Interest Rate Floor Agreements:

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/01/10	6.00%	$186
$10,000	11/01/10	6.50%	$ 69

During 2005, interest rate floor agreements were purchased to limit the Bank’s exposure to falling interest rates on a pool of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate falls below the floors of 6.00% and 6.50%, thus effectively ensuring interest income on a pool of prime-based loans at a minimum of 6.00% and 6.50% on the $20,000 and $10,000 notional amounts for the duration of the agreements, respectively. The interest rate floor agreements were designated as cash flow hedges in accordance with SFAS 133.

At March 31, 2006, the total fair market value of the interest rate floor agreements was $46 compared with $131 at December 31, 2005. The fair market values of the interest rate floor agreements were included in other assets on the Company’s consolidated balance sheets. Pursuant to SFAS 133, changes in the fair market value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income or loss.

The premiums paid on the interest rate floor agreements are included in accumulated other comprehensive income (loss) on the consolidated balance sheet and are being recognized in interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During the three months ended March 31, 2006, $2 of the premium was recognized in interest income. At March 31, 2006, the remaining unamortized premiums, net of tax, totaled $165, compared with $167 at December 31, 2005. During the next twelve months, $25 of the premium will be recognized in interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

At March 31, 2006, the unamortized premium net of the unrealized loss on the interest rate floor agreement amounted to $136, net of tax, and was recorded in accumulated other comprehensive loss on the consolidated balance sheet.

Note 8: Recently Issued Accounting Pronouncements

The following information addresses new or proposed accounting pronouncements that could have an impact on the Company’s financial condition, results of operations, earnings per share, or cash flows.

Accounting for Servicing Rights of Financial Assets: In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets". This statement amends Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company's first fiscal year after September 15, 2006 (January 1, 2007 for the Company). The Company does not anticipate that the adoption of SFAS 156 will have a material impact on its financial condition or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q. The purpose of this discussion is to highlight significant changes in the financial condition and results of operations of the Company and its subsidiaries, and provide supplemental information and analysis.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands, except per share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in first quarter 2006 and 2005 net interest income was $477 and $435, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax-exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax-equivalent adjustments of $187 and $202 in the first quarter of 2006 and 2005, respectively. The analysis of net interest income table included in this Form 10-Q provides a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2005 report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported. Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements:

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

Income Taxes – The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2006 and December 31, 2005, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

Goodwill and Other Intangible Assets - The valuation techniques used by the Company to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors.  Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, would adversely affect the Company's results of operations. Refer to Note 2 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q for further details of the Company’s accounting policies and estimates covering goodwill and other intangible assets.

SUMMARY OVERVIEW

The Company reported consolidated net income of $1,563 or fully diluted earnings per share of $0.50 for the three months ended March 31, 2006 compared with $1,213 or fully diluted earnings per share of $0.38 for the same quarter in 2005, representing increases of $350 and $0.12, or 28.8% and 31.2%, respectively. The annualized return on average assets ("ROA") and average shareholders’ equity ("ROE") amounted to 0.84% and 11.16%, respectively, compared with 0.74% and 8.77% for the same quarter in 2005.

As more fully enumerated below, the increase in first quarter 2006 net income compared with the same quarter in 2005 was principally attributed to:

  A $289 increase in realized gains on the sale of securities
  A $176 or 3.3% increase in net interest income
  A $170 or 6.5% decline in salaries and employee benefits expense
  A $145 gain on the sale of Bank owned real estate
  A $54 or 18.7% increase in service charges on deposit accounts

Total loans ended the quarter at $529,119, representing an increase of $14,427 or 2.8% compared with December 31, 2005, and an increase of $71,353 or 15.6% compared with the same date last year. Commercial loans continued to drive the overall growth of the Bank’s loan portfolio.

The Bank’s non-performing loans remained at low levels during the quarter, representing $896, or 0.17% of total loans at March 31, 2006. Reflecting the continued stable performance of the loan portfolio, during the first quarter of 2006 the Bank recorded a provision for loan losses of $28 thousand, compared with none during the first quarter of 2005.

Investment securities totaled $201,129 at March 31, 2006, representing an increase of $17,829 or 9.7% compared with December 31, 2005, and an increase of $37,700 or 23.1% compared with the same date last year.

At March 31, 2006, retail deposits totaled $392,380, representing an increase of $7,035 or 1.8% compared with December 31, 2005, and an increase of $33,568 or 9.4% compared with the same date last year.

Total borrowings amounted to $243,703 at March 31, 2006, representing increases of $4,007 and $24,640, or 1.7% and 11.3%, compared with December 31, and March 31, 2005, respectively.

The Company continued to exceed regulatory requirements for well-capitalized institutions, ending the quarter with a Tier I Capital Ratio of 7.29%.

At March 31, 2006 the Company’s tangible book value per share of common stock outstanding amounted to $17.30, compared with $16.83 at the same date in 2005.

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

For the quarter ended March 31, 2006, net interest income on a fully tax-equivalent basis amounted to $5,674, compared with $5,513 during the first quarter of 2005, representing an increase of $161, or 2.9%. The increase in net interest income was principally attributed to an increase in average earning assets of $94,457 or 15.0%, as the first quarter 2006 net interest margin was 37 basis points lower than the same quarter in 2005.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following table summarizes the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended March 31, 2006 and 2005, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
MARCH 31, 2006 AND 2005

		2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$520,868	$ 8,280	6.45%	$450,943	$ 6,642	5.97%
Taxable investment securities	155,724	1,839	4.79%	134,555	1,381	4.16%
Non-taxable investment securities (3)	36,120	600	6.74%	34,352	609	7.19%
Total Investments	191,844	2,439	5.16%	168,907	1,990	4.78%
Investment in Federal Home Loan Bank stock	11,791	149	5.12%	10,500	104	4.02%
Fed funds sold, money market funds, and time deposits with other banks	1,547	13	3.41%	1,243	7	2.28%

Total Earning Assets	726,050	10,881	6.08%	631,593	8,743	5.61%

Non-Interest Earning Assets:
Cash and due from banks	7,494			7,347
Allowance for loan losses	(4,654)			(4,830)
Other assets (2)	27,197			29,922
Total Assets	$756,087			$664,032

Interest Bearing Liabilities:
Deposits	$404,086	$ 2,609	2.62%	$343,814	$ 1,291	1.52%
Securities sold under repurchase agreements and fed funds purchased	14,701	89	2.46%	13,662	49	1.45%
Borrowings from Federal Home Loan Bank	223,939	2,509	4.54%	195,954	1,890	3.91%
Total Borrowings	238,640	2,598	4.42%	209,616	1,939	3.75%
Total Interest Bearing Liabilities	642,726	5,207	3.29%	553,430	3,230	2.37%
Rate Spread			2.79%			3.24%

Non-Interest Bearing Liabilities:
Demand deposits	50,418			48,773
Other liabilities	6,150			5,728
Total Liabilities	699,294			607,931
Shareholders' equity	56,793			56,101
Total Liabilities and Shareholders' Equity	$756,087			$664,032
Net interest income and net interest margin (3)		5,674	3.17%		5,513	3.54%
Less: Tax Equivalent adjustment		(187)			(202)
Net Interest Income		$ 5,487	3.06%		$ 5,311	3.41%

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

For the three months ended March 31, 2006 the net interest margin amounted to 3.17%, representing a decline of 37 basis points compared with the same period in 2005.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2006	2005				2004
	Average Rate	Average Rate				Average Rate

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Interest Earning Assets:
Loans (1,2)	6.45%	6.34%	6.22%	6.10%	5.97%	5.91%	5.75%	5.63%
Taxable investment securities	4.79%	4.47%	4.09%	4.11%	4.16%	4.01%	4.00%	3.71%
Non-taxable investment securities (2)	6.74%	6.62%	6.84%	6.76%	7.19%	6.95%	6.86%	6.91%
Total Investments	5.16%	4.89%	4.57%	4.62%	4.78%	4.57%	4.51%	4.28%
Investment in Federal Home Loan Bank stock	5.12%	4.85%	4.41%	4.07%	4.02%	3.49%	3.02%	2.47%
Fed Funds sold, money market funds, and time
deposits with other banks	3.41%	3.92%	3.46%	3.20%	2.28%	2.33%	1.84%	1.28%
Total Earning Assets	6.08%	5.94%	5.79%	5.70%	5.61%	5.48%	5.30%	5.14%

Interest Bearing Liabilities:
Deposits	2.62%	2.27%	2.02%	1.76%	1.52%	1.41%	1.34%	1.32%
Securities sold under repurchase agreements	2.46%	2.15%	1.91%	1.82%	1.45%	1.11%	1.13%	1.15%
Other borrowings	4.54%	4.39%	4.27%	4.07%	3.91%	3.86%	3.43%	3.41%
Total Borrowings	4.42%	4.21%	4.10%	3.93%	3.75%	3.65%	3.33%	3.28%
Total Interest Bearing Liabilities	3.29%	2.96%	2.76%	2.56%	2.37%	2.23%	2.12%	2.10%

Rate Spread	2.79%	2.98%	3.03%	3.14%	3.24%	3.25%	3.18%	3.04%

Net Interest Margin (2)	3.17%	3.36%	3.39%	3.45%	3.54%	3.55%	3.45%	3.28%

Net Interest Margin without Tax Equivalent Adjustments	3.06%	3.26%	3.30%	3.35%	3.41%	3.43%	3.33%	3.16%

                        (1) For purposes of these computations, non-accrual loans are included in average loans.
                        (2) For purposes of these computations, reported on a tax equivalent basis.

In June of 2004, the Board of Governors of the Federal Reserve System (the "Federal Reserve") began increasing short-term interest rates. Through March 31, 2006, the Federal Funds targeted rate was increased fifteen times, ending the quarter at 4.75%. However, during this same period of time, the benchmark 10-year U.S. Treasury note declined 2 basis points, causing a dramatic 377 basis point flattening of the U.S. Treasury yield curve.

In the first quarter of 2005 the net interest margin began to decline and this decline has continued through the first quarter of 2006. The declining net interest margin was principally attributed to the increases in the Bank’s cost of funds outpacing the increases in yields on its interest earning assets, reflecting the re-pricing of a large portion of the Bank’s funding base during a period of rapidly rising short-term interest rates, combined with highly competitive pricing pressures with respect to loans and deposits, a higher utilization of wholesale funding, and the inherent net interest margin challenges widely associated with a flat U.S. Treasury yield curve.

Comparing the first quarter of 2006 with the same quarter in 2005, the increase in the cost of the Bank’s interest bearing liabilities exceeded the increase in yields on earning assets by 45 basis points.

Bank management anticipates continued pressure on the net interest margin during 2006, and believes that continued balance sheet growth will be needed to meaningfully increase net interest income should short term interest rates increase or remain at current levels and the U.S. Treasury curve remain flat or become inverted.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the three months ended March 31, 2006, total interest income, on a fully tax-equivalent basis, amounted to $10,881 compared with $8,743 during the same period in 2005, representing an increase of $2,138, or 24.4%.

The increase in interest income was attributed to average earning asset growth of $94,457 or 15.0%, combined with a 47 basis point increase in the weighted average earning asset yields, when comparing the three month period ended March 31, 2006 with the same period in 2005. Principally reflecting the Federal Reserve’s increases in short-term interest rates and its favorable impact on the Bank’s variable rate loan portfolio, the weighted average yield on average earning assets amounted to 6.08% during the first quarter of 2006, compared with 5.61% during the same quarter in 2005.

Comparing the first quarter of 2006 with the same quarter in 2005, the weighted average yield on the Bank’s loan portfolio increased 48 basis points to 6.45%, while the weighted average yield on the investment securities portfolio increased 38 basis points to 5.16%.

Interest Expense: For the three months ended March 31, 2006, total interest expense amounted to $5,207, compared with $3,230 during the same period in 2005, representing an increase of $1,977, or 61.2%.

The increase in interest expense was attributed to increases in average interest bearing liabilities amounting to $89,296 or 16.1%, combined with a 92 basis point increase in the weighted average cost of funds, when comparing the three month period ended March 31, 2006 with the same period in 2005. The increase in the average cost of interest bearing funds was principally attributed to the increases in short-term market interest rates between periods, combined with a proportionately higher utilization of wholesale funding.

Comparing the first quarter of 2006 with the same quarter in 2005, the weighted average cost of deposits increased 110 basis points to 2.62%, while the weighted average cost of borrowed funds increased 67 basis points to 4.42%. The increase in the weighted average cost of deposits outpaced the weighted average cost of borrowed funds, reflecting the longer maturities in the Bank’s borrowing base that were not as susceptible to movements in short-term market interest rates, combined with a higher utilization of brokered time deposits. In addition, given highly competitive pricing pressures and the need to strengthen customer relationships, during the first quarter of 2006 the Bank more closely followed the market with respect to the re-pricing of maturity and non-maturity deposits, a trend that may continue in the future, given competitive market pressures.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED MARCH 31, 2006 VERSUS MARCH 31, 2005
INCREASES (DECREASES) DUE TO:
	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$1,084	$ 554	$1,638
Taxable investment securities	234	224	458
Non-taxable investment securities (2)	136	(145)	(9)
Investment in Federal Home Loan Bank stock	14	31	45
Fed funds sold, money market funds, and time deposits with other banks	2	4	6

TOTAL EARNING ASSETS	$1,470	$ 668	$2,138

Int bearing deposits	258	1,060	1,318
Securities sold under repurchase agreements and fed funds purchased	4	36	40
Borrowings from Federal Home Loan Bank	290	329	619
TOTAL INTEREST BEARING LIABILITIES	$ 552	$1,425	$1,977

NET CHANGE IN NET INTEREST INCOME	$ 918	$ (757)	$ 161

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

The Bank’s non-performing loans remained at low levels during the first quarter of 2006. Non-performing loans at March 31, 2006 amounted to $896, compared with $868 and $527 at December 31, and March 31, 2005, respectively. Non-performing loans expressed as a percentage of total loans stood at 0.17% at March 31, 2006, compared with 0.17% and 0.12% at December 31 and March 31, 2005. The allowance expressed as a percentage of non-performing loans amounted to 499% at March 31, 2006, compared with 535% and 911% at December 31 and March 31, 2005, respectively.

During the first quarter of 2006, net charge offs amounted to $202, or annualized net charge offs to average loans outstanding of 0.16%. While first quarter 2006 net charge offs were $172 higher than the same quarter in 2005, management does not consider this increase in net loan charge offs to be reflective of a deterioration of credit quality. In this regard, $193 thousand of the first quarter 2006 net charge offs were attributed to one credit, which was 100% provided for in the Bank’s previously recorded allowance.

Reflecting the continued stable performance of the loan portfolio, the Bank recorded a provision for loan losses of $28 in the first quarter of 2006, compared with none during the same quarter in 2005.

Refer to Part I, Item 2 below, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. For the three months ended March 31, 2006, total non-interest income amounted to $1,604, compared with $1,103 during the same period in 2005, representing an increase of $501, or 45.4%.

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

During the first quarter of 2006, income from trust and other financial services amounted to $504 compared with $475 during the same quarter in 2005, representing an increase of $29, or 6.1%.

The increase in fee income was driven by trust and investment management services, as revenue generated from third-party brokerage activities at Bar Harbor Financial Services posted small declines, reflecting lower trading volumes, including sales of mutual funds and annuity products.

At March 31, 2006, total managed assets at Bar Harbor Trust Services, a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $226,945 compared with $220,537 and $198,362 at December 31 and March 31, 2005, representing increases of 2.9% and 14.4%, respectively.

Service Charges on Deposits: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees.

Income generated from service charges on deposit accounts totaled $343 during the three month period ended March 31, 2006, compared with $289 during the same period in 2005, representing an increase of $54 or 18.7%.

The increase in service charges on deposits was attributed, in part, to the introduction of a new overdraft protection service, which was launched by the Bank in the third quarter of 2005. The increase also reflects the continued growth of the Bank’s retail, non-maturity deposit base.

Credit Card Service Charges and Fees: This income is principally derived from the Bank’s merchant credit card processing services and, to a lesser extent, fees associated with its Visa credit card product. Historically, the Bank’s merchant credit card processing activities have been seasonal in nature with transaction and fee income volumes peaking in the summer and autumn, while declining in the winter and spring.

During the three months ended March 31, 2006, credit card service charges and fees amounted to $230 compared with $201 during the same period in 2005, representing an increase of $29, or 14.4%.

While merchant credit card processing profit margins have tightened over the past few years, with competition from large regional processors intensifying, the Bank has been able to generate higher levels of revenue through increased volumes of transactions, competitive pricing strategies, and the local support offered by a community bank.

Net Gains on the Sale of Securities: During the three months ended March 31, 2006, net gains on the sale of securities amounted to $310 compared with $21 during the same period in 2005.

There is no assurance that the recording of securities gains will continue in future reporting periods at current or historical levels. It is important to note, however, that the available for sale investment securities portfolio is managed on a total return basis, in concert with well-structured asset/liability management policies. Bank management will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and the Bank’s needs for adequate liquidity.

Other Operating Income: During the three months ended March 31, 2006 total other operating income amounted to $164, compared with $67 during the same period in 2005, representing an increase of $97 or 144.8%.

The increase in other operating income was attributed to a $145 gain on the sale of a parcel of Bank owned real estate adjacent to the Bank’s Southwest Harbor, Maine branch office.

Non-interest Expense

During the three months ended March 31, 2006, total non-interest expenses amounted to $4,885, compared with $4,783 and during the same period in 2005, representing an increase of $102 or 2.1%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: During the three months ended March 31, 2006, salaries and employee benefit expenses amounted to $2,444, compared with $2,614 during the same period in 2005, representing a decline of $170, or 6.5%.

The decline in salaries and employee benefits was principally attributed to the recording of employee severance expenses of $238 during the first quarter of 2005, made in connection with the Company’s previously reported leadership changes. Excluding the 2005 severance expenses, first quarter 2006 salaries and employee benefits were showing an increase of $68 or 2.9%, reflecting normal employee compensation increases, increased health insurance costs, the opening of a new branch office, as well as the impact and timing of certain staffing changes during 2005 and 2006.

Occupancy Expenses: During the three months ended March 31, 2006, total occupancy expenses amounted to $312, compared with $307 during the same period in 2005, representing an increase of $5, or 1.6%. The small increase in occupancy expenses reflect, in part, the favorable impact of relatively mild weather conditions in Down East and Mid Coast, Maine, during the first quarter of 2006 compared with the same period last year.

Furniture and Equipment Expenses

During the three months ended March 31, 2006, furniture and equipment expenses amounted to $500 compared with $431 during the same period in 2005, representing an increase of $69, or 16.0%, compared with the same period in 2005.

The increase in furniture and equipment expenses was principally attributed, in part, to certain expenses associated with the upgrade and maintenance of the Company’s technology infrastructure, and certain expenses associated with the Bank’s renovation and opening of a new branch office in the community of Somesville, Maine.

Other Operating Expenses: During the three months ended March 31, 2006, other operating expenses amounted to $1,463, compared with $1,296 during the same period in 2005, representing an increase of $167, or 12.9%.

The increase in other operating expenses was attributed, in part, to certain marketing costs, which were $58 higher in the first quarter of 2006 compared with the same quarter in 2005. Also, miscellaneous losses amounted to $36 during the quarter, compared with a $14 recovery during the first quarter of 2005. The increase in other operating expenses also reflects expenses associated with the Bank’s outsourcing of its statement rendering function during the latter part of 2005.

Income Taxes

For the three months ended March 31, 2006, income taxes amounted to $615, compared with $418 during the same period in 2005, representing an increase of $197, or 47.1%. Comparing the three months ended March 31, 2006 with the same period in 2005, the percentage increase in income taxes outpaced the increase in pre-tax earnings principally due to non-taxable income generated from the Bank’s securities and loan portfolios bearing a smaller percentage of income before income taxes than the comparable period in 2005.

The Company's effective tax rate for the three month ended March 31, 2006 amounted to 28.3%, compared with 25.6% for the same period in 2005. The income tax provisions for these periods are less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Comparing the three months ended March 31, 2006 with the same period in 2005, the effective tax rates showed increases, principally due to non-taxable income bearing a smaller percentage of income before income taxes than the comparable period in 2005.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and investment securities, which at March 31, 2006 represented 67.8% and 25.7% of total assets, respectively.

At March 31, 2006, total assets amounted to $781,207 compared with $748,455 and $664,527 at December 31 and March 31, 2005, representing increases of $32,752 and $116,680, or 4.4% and 17.6%, respectively.

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

At March 31, 2006, total investment securities amounted to $201,129, compared with $183,300 and $163,429 at December 31 and March 31, 2005, representing increases of $17,829 and $37,700, or 9.7% and 23.1%, respectively.

Market yields showed meaningful improvement during the first quarter of 2006, presenting management with opportunities for increasing the Bank’s earning assets and generating higher levels of net interest income.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	March 31, 2006	December 31, 2005	March 31, 2005

Residential real estate mortgages	$240,881	$237,109	$224,198
Commercial real estate mortgages	144,335	135,493	108,472
Commercial and industrial	58,362	58,637	48,094
Agricultural and other loans to farmers	18,216	18,997	14,496
Consumer	12,033	12,582	11,854
Home equity	48,605	49,307	47,894
Tax exempt	6,687	2,741	2,758
Total loans	529,119	514,866	457,766
Allowance for loan losses	(4,473)	(4,647)	(4,799)
Total net loans	$524,646	$510,219	$452,967

Total Loans: At March 31, 2006, total loans amounted to $529,119, compared with $514,866 and $457,766 at December 31, and March 31, 2005, representing increases of $14,253 and $71,353, or 2.8% and 15.6%, respectively.

At March 31, 2006, total commercial loans amounted to $220,913, compared with $213,127 and $171,062 at December 31 and March 31, 2005, representing increases of $7,786 and $49,851, or 3.7% and 29.1%, respectively.

Commercial loans represented 54.6% and 69.9% of the total loan growth when comparing March 31, 2006 with December 31 and March 31, 2005, respectively. Bank management attributes this growth, in part, to a mature commercial lending team, a variety of new business development initiatives, and a relatively stable local economy.

At March 31, 2006, total consumer loans, principally consumer real estate loans, amounted to $301,519, representing increases of $2,521 and $17,573, or 0.8% and 6.2%, compared with December 31 and March 31, 2005, respectively. Following record refinancing activity over the past few years and moderate increases in long-term interest rates, consumer real estate loan originations slowed during 2005 and this trend continued during the first quarter of 2006. However, consumer real estate loan growth continued during this period, as new purchase transactions accounted for an increasing proportion of loan originations.

In general, loan origination activity has benefited from a still-favorable market interest rate environment, a stable local economy, and initiatives designed to expand the Bank's product offerings and attract new customers while continuing to leverage its existing customer base.

At March 31, 2006, consumer and commercial real estate loans comprised 82.0% of the loan portfolio, compared with 81.8% and 83.1% at December 31 and March 31, 2005, respectively. The continued strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank’s market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. There was no significant deterioration in the performance or risk characteristics of the real estate loan portfolio through the reporting period.

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, oversight from the Bank’s Senior Credit Officer, the Bank's Senior Loan Officers Committee, the Director's Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

As a result of management’s ongoing review of the loan portfolio, loans are placed on non-accrual status, either due to the delinquent status of principal and or interest, or a judgment by management that, although payments of principal and or interest are current, such action is prudent because collection in full of all outstanding principal and interest is in doubt. Loans are generally placed on non-accrual status when principal and or interest is 90 days overdue, or sooner if judged appropriate by management. Consumer loans are generally charged-off when principal and or interest payments are 120 days overdue, or sooner if judged appropriate by management.

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2005 and this continued to be the case during the three months ended March 31, 2006. The following table sets forth the details of non-performing loans at the dates indicated:

TOTAL NON-PERFORMING LOANS

	March 31, 2006	December 31, 2005	March 31, 2005
Loans accounted for on a non-accrual basis:
Real estate loans:
Construction and development	$ ---	$ ---	$ ---
Mortgage	355	267	385
Loans to finance agricultural production and other loans to farmers	---	---	---
Commercial and industrial loans	463	593	80
Loans to individuals for household, family and other personal expenditures	7	5	22
Total non-accrual loans	825	865	487
Accruing loans contractually past due 90 days or more	71	3	40
Total non-performing loans	$ 896	$ 868	$ 527

Allowance for loan losses to non-performing loans	499%	535%	911%
Non-performing loans to total loans	0.17%	0.17%	0.12%
Allowance to total loans	0.85%	0.90%	1.05%

During the quarter ended March 31, 2006, non-performing loans remained at relatively low levels. The Bank attributes this success to mature credit administration processes and underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At March 31, 2006, total non-performing loans amounted to $896, or 0.17% of total loans, compared with $868 or 0.17% at December 31, 2005, and $527 or 0.12% at March 31, 2005.

While the non-performing loan ratios continued to reflect the favorable quality of the loan portfolio at March 31, 2006, Bank management is cognizant of relatively soft economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including higher interest rates and debt service levels, oil and gas prices, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. OREO is classified on the consolidated balance sheet with Other Assets. At March 31, 2006, there was no OREO, unchanged from December 31 and March 31, 2005.

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

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $463 as of March 31, 2006, compared with $593 and $80 as of December 31 and March 31, 2005, respectively. The related allowance for loan losses on these impaired loans amounted to $54 as of March 31, 2006, compared with $238 and $21 at December 31 and March 31, 2005, respectively.

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses and maximize earnings. The Bank employs a comprehensive risk management structure to identify and manage the risk of loss. For consumer loans, the Bank identifies loan delinquency beginning at 10-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Non-residential mortgage consumer loan losses are recognized no later than the point at which a loan is 120 days past due. Residential mortgage losses are recognized during the foreclosure process, or sooner, when that loss is quantifiable and reasonably assured. For commercial loans, the Bank applies a risk grading system, which stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio. The risk grades include ratings that correlate with regulatory definitions of Pass, Other Assets Especially Mentioned, Substandard, Doubtful, and Loss.

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

For the three months ended March 31, 2006, net charge-offs amounted to $202, or annualized net charge-offs to average loans outstanding of 0.16%, compared with net charge-offs of $30, or annualized net charge-offs to average loans outstanding of 0.03% during the same period in 2005. Of the $202 in first quarter 2006 net charge-offs, $193 was attributed to one borrower, which was 100% provided for in the Bank’s previously recorded allowance.

There were no material changes in loan concentrations during the three months ended March 31, 2006.

The following table details changes in the allowance and summarizes loan loss experience by loan type for the three-month periods ended March 31, 2006 and 2005.

ALLOWANCE FOR LOAN LOSSES
THREE MONTHS ENDED
MARCH 31, 2006 AND 2005

	2006	2005

Balance at beginning of period	$ 4,647	$ 4,829
Charge offs:
Commercial, financial, agricultural, other loans to farmers	---	2
Real estate:
Construction and development	---	---
Mortgage	193	---
Installments and other loans to individuals	25	51
Total charge offs	218	53

Recoveries:
Commercial, finance agricultural, other loans to farmers	1	9
Real estate:
Construction and development	---	5
Mortgage	8	---
Installments and other loans to individuals	7	9
Total recoveries	16	23

Net charge offs	202	30
Provision charged to operations	28	---

Balance at end of period	$ 4,473	$ 4,799

Average loans outstanding during period	$520,868	$450,943

Annualized net charge offs to average loans outstanding	0.16%	0.03%

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at March 31, 2006, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

Deposits

During the first quarter of 2006, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout Down East and Mid-Coast Maine.

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in summer and autumn. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing lines from the Federal Home Loan Bank of Boston ("FHLB") and cash flows from the securities portfolio. During the first quarter of 2006, the Bank’s net deposit outflows were less than historical norms. Management attributes this to the successful introduction of a new variable rate money market account product, combined with deposit pricing strategies designed to satisfy the changing expectations of its customers, as market interest rates and competitive pricing pressures continued to escalate.

At March 31, 2006, total deposits amounted to $474,752 compared with $445,731 and $384,204 at December 31 and March 31, 2005, representing increases of $29,021 and $90,548, or 6.5% and 23.6%, respectively.

The increases in total deposits were principally attributed to certificates of deposit obtained from the national market ("brokered deposits"), which increased $21,986 and $56,980, or 36.4% and 224.4%, when comparing March 31, 2006 with December 31 and March 31, 2005, respectively. The increase in brokered deposits was utilized to help fund the Bank’s earning asset growth, which outpaced retail deposit growth. Additionally, during 2005 the Bank modified its funding and liquidity strategies, providing more balance between brokered deposits and borrowed funds.  Borrowed funds at March 31, 2006, showed increases of 1.7% and 11.3% compared with December 31, and March 31, 2005, respectively.

At March 31, 2006, retail deposits totaled $392,380 compared with $385,345 and $358,812 at December 31 and March 31, 2005, representing increases of $7,035 and $33,568, or 1.8% and 9.4%, respectively. Comparing March 31, 2006 with the same date in 2005, savings and money market accounts led the overall growth, followed by certificates of deposit and NOW accounts. However, the rate of demand deposit growth lagged historical norms. During the second and third quarters of 2005, the Bank launched several new deposit products, including free business and personal checking products, which it believes are highly competitive. Management believes these products will help increase demand deposits in the foreseeable future.

Management believes that competition from banks and non-banks has intensified, as savers and investors seek higher returns in an atmosphere of rising short-term interest rates, and that financial institutions in particular have been aggressively pricing their deposits in order to fund earning asset growth.

Since short-term rates began rising in June 2004, management has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position.

At March 31, 2006, retail deposits represented 82.6% of total deposits, compared with 86.5% and 93.4% at December 31 and March 31, 2005, respectively.

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

At March 31, 2006, total borrowings amounted to $243,703, compared with $239,696 and $219,063 at December 31 and March 31, 2005, representing increases of $4,007 and $24,640, or 1.7% and 11.3%, respectively. The increases in borrowed funds were utilized to help support the Bank’s earning asset growth, which outpaced retail deposit growth.

At March 31, 2006, total borrowings expressed as a percent of total assets amounted to 31.2%, compared with 32.0% and 33.0% at December 31 and March 31, 2005, respectively.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the first quarter of 2006 the Company maintained its strong capital position and continued to be a "well capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

The Company and the Bank are subject to the risk based capital guidelines administered by the Company’s and the Bank's principal regulators. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements.

As of March 31, 2006, the Company and the Bank were considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at March 31, 2006 and December 31, 2005, under the rules applicable at that date.

	March 31, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$59,361	11.4%	$59,063	11.8%
Regulatory Requirement	41,608	8.0%	40,028	8.0%
Excess	$17,753	3.4%	$19,035	3.8%

Tier 1 Capital to Risk Weighted Assets	$54,888	10.6%	$54,416	10.9%
Regulatory Requirement	20,804	4.0%	20,014	4.0%
Excess	$34,084	6.6%	$34,402	6.9%

Tier 1 Capital to Average Assets	$54,888	7.3%	$54,416	7.5%
Regulatory Requirement	30,107	4.0%	28,847	4.0%
Excess	$24,781	3.3%	$25,569	3.55%

The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $646 and $673 during the three months ended March 31, 2006 and 2005, at a rate of $0.22 and $0.21 per share, respectively.

In March 2004, the Company announced its second stock repurchase plan. The board of directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and continued through December 31, 2005. The Company’s board of directors subsequently authorized the continuance of this stock repurchase plan through December 31, 2006. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of March 31, 2006, the Company had repurchased 122,457 shares of stock under this plan, or 39.5% of the total authorized, at a total cost of $3,359 and an average price of $27.43 per share. The Company records the repurchased shares as treasury stock.

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

The Company is also obligated to make payments on an operating lease for its branch office in Somesville and its office in Bangor, Maine.

The following table summarizes the Company’s contractual obligations at March 31, 2006. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Operating Leases	$ 366	$ 73	$ 130	$ 144	$ 19
Borrowings from Federal Home Loan Bank	229,062	124,200	53,155	33,963	17,744
Securities sold under agreements to repurchase	14,641	14,641	---	---	---
Total	$244,069	$138,914	$53,285	$34,107	$17,763

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

At March 31, 2006, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At March 31, 2006, commitments under existing standby letters of credit totaled $115, compared with $115 and $1,284 at December 31 and March 31, 2005, respectively. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit as of the dates shown:

(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005

Commitments to originate loans	$ 29,007	$ 40,779	$ 19,781
Unused lines of credit	74,483	73,190	77,467
Un-advanced portions of construction loans	5,671	6,110	6,558
Total	$109,161	$120,079	$103,806

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

At March 31, 2006 the Bank had four outstanding derivative instruments with notional amounts totaling $50,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of March 31, 2006 are summarized below.  Also refer to Note 7 of the consolidated financial statements in Part I, Item 1, of this report on Form 10-Q.

INTEREST RATE SWAP AGREEMENTS

Description	Maturity	Notional Amount	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.040%	Prime (7.75%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.250%	Prime (7.75%)

The Bank is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at March 31, 2006, based upon the then current Prime interest rate of 7.75%:

	Total	Less Than 1 Year	1-3 Years	3-5 Years

Fixed payments due from counter-party	$2,623	$1,229	$1,394	$ ---
Variable payments due to counter-party based on prime rate	$3,289	$1,550	$1,739	$ ---
Net cash flow	($ 666)	($ 321)	($ 345)	$ ---

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/01/10	6.00%	$186
$10,000	11/01/10	6.50%	$69

During the third and fourth quarters of 2005, interest rate floor agreements were purchased by the Bank to limit its exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid up front premiums for the right to receive cash flow payments if the Prime rate falls below the predetermined floor rates, thus effectively ensuring interest income on two pools of Prime based loans with notional amounts of $20,000 and $10,000, at a minimum of 6.00% and 6.50% for the duration of the agreements, respectively. The interest rate floor agreements were designated as a cash flow hedge in accordance with SFAS 133.

Liquidity

Liquidity is measured by the Company’s ability to meet short-term cash needs at a reasonable cost or minimal loss. The Company seeks to obtain favorable sources of liabilities and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer-initiated needs. Many factors affect the Company’s ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions.

The Bank actively manages its liquidity position through target ratios established under its Asset Liability Management Policy. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At March 31, 2006, liquidity, as measured by the basic surplus/deficit model, was 7.5% over the 30-day horizon and 6.9% over the 90-day horizon.

At March 31, 2006, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $60 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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
  An extension of the foregoing simulations to each of two, three, four and five year horizons to determine the interest rate risk with the level of interest rates stabilizing in years two through five. Even though rates remain stable during this two to five year time period, re-pricing opportunities driven by maturities, cash flow, and adjustable rate products will continue to change the balance sheet profile for each of the rate conditions.

Changes in net interest income based upon the foregoing simulations are measured against the flat interest rate scenario and actions are taken to maintain the balance sheet interest rate risk within established policy guidelines.

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2006, over one and two-year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
MARCH 31, 2006

(dollars in thousands)	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short Term Rates

Year 1
Net interest income change ($)	$ 980	($1,546)	$1,320
Net interest income change (%)	4.38%	(6.91%)	5.90%

Year 2
Net interest income change vs. year one base ($)	$1,099	($2,424)	$3,056
Net interest income change vs. year one base (%)	4.92%	(10.84%)	13.67%

The foregoing interest rate sensitivity modeling results indicate that the Bank’s balance sheet is liability sensitive and is favorably positioned for declining interest rates over the one and two-year horizons. The interest rate sensitivity model also suggests that the Bank is exposed to a parallel increase in short-term and long-term rates over the one and two-year horizons but, as discussed below, management believes that this is a scenario that is less likely to occur.

At March 31, 2006, the U.S. Treasury yield curve was flat, with the two and ten-year U.S. Treasury’s closing at 4.82% and 4.85%, respectively. Given this historical phenomenon, interest rate risk sensitivity modeling is more challenging than would traditionally be the case. Traditional modeling of parallel movements in the March 31, 2006 yield curve would suggest that it would remain flat in either an increasing or declining interest rate environment, a scenario management believes is not likely and one that has historically not occurred. These challenges are discussed in the following discussion and analysis covering the Bank’s interest rate risk sensitivity.

Assuming interest rates remain at their current levels and the Bank maintains a static balance sheet, the interest rate sensitivity simulation model suggests that net interest income will trend upward over the one and two-year horizons. The upward trend principally results from the re-investment of security and loan cash flows into higher current interest rate levels, while loans will "index up" in response to recent interest rate movements more quickly than funding costs. Although short-term market interest rates have risen with the recent increases in the Federal Funds rate, the Bank has generally lagged the market with the pricing of deposit rates without a material run-off in balances. Margins could narrow if the Bank is prompted to increase deposit interest rates in response to competitive market pricing pressures. Management anticipates that continued earning asset growth would be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming short-term and long-term interest rates decline from current levels (i.e., a parallel yield curve shift) and the Bank maintains a static balance sheet, management believes net interest income will increase moderately over the one and two-year horizons. The interest rate sensitivity simulation model suggests that over the one and two-year horizons, funding cost reductions will outpace falling asset yields, favorable impacting net interest income. Notwithstanding, management anticipates continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. In view of the flat U.S. Treasury yield curve at March 31, 2006, management modeled alternative future interest rate scenarios and the anticipated impact on net interest income. Assuming a static balance sheet, with the short-term Federal Funds interest rate declining 200 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will improve moderately over the twelve-month horizon and continue to strengthen over the 24 month horizon. Management believes this scenario is more likely than a parallel 200 basis point decline in short and long-term interest rates, given the current shape of the yield curve. Management also believes this scenario will increase net interest income without significant earning asset growth.

Assuming that the Federal Reserve continues increasing short-term interest rates by 200 basis points and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will come under significant pressure over the one and two-year horizons, but begin a steady recovery beyond the two-year horizon. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price more quickly than its earning asset base over the one and two-year horizons, but this trend will begin reversing itself beyond the two-year horizon. Management believes that strong earning asset growth will be necessary to meaningfully increase the current level of net interest income should short and long-term interest rates rise in parallel. Management believes this is a scenario that is less likely to occur, given that the yield curve would have to remain flat over the one and two-year horizons, a phenomena that has not ever historically occurred. Management also believes that the Federal Reserve is nearing the end of its short-term interest rate tightening cycle, which, historically, has preceded declines in long-term interest rates.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels and yield curve shape, prepayment speeds on loans and securities, deposit rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment and refinancing levels deviating from those assumed; the impact of interest rate change caps or floors on adjustable rate assets; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; and other such variables. The sensitivity analysis also does not reflect additional actions that the Bank’s ALCO and board of directors might take in responding to or anticipating changes in interest rates, and the anticipated impact on the Bank’s net interest income.

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

Item 1A: Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s 2005 Annual Report on Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

       (a)  None

        (b)  None

        (c)  The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Section 240.10b-18(a)(3) under the Exchange Act, of shares of Company’s common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 31, 2005				206,268

January 1 - 31, 2006	2,750	$26.55	2,750	203,518
February 1 - 28, 2006	4,550	$27.66	4,550	198,968
March 1 - 31, 2006	11,425	$27.91	11,425	187,543

Total	18,725	$27.65	18,725	187,543

In February 2004, the Company’s Board of Directors approved a program to repurchase up to 10% of the Company’s outstanding shares of common stock, or approximately 310,000 shares. Purchases began March 4, 2004 and continued through December 31, 2005. In December 2005, the Company announced the continuation of this plan through December 31, 2006. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice.

Item 3: Defaults Upon Senior Securities                                                                    None

Item 4:  Submission of Matters to a Vote of Security Holders                                 None

Item 5:  Other Information

        (a)  None

        (b)  None

Item 6: Exhibits

        (a)  Exhibits.

EXHIBIT NUMBER

3	3.1 Articles of Incorporation	Articles as amended July 11, 1995 are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

	3.2 Bylaws	Bylaws as amended to date are incorporated by reference to Form 10-K, Item 14 (a)(3) filed with the Commission March 28, 2002. (Commission Number 001-13349)

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: May 10, 2006	Joseph M. Murphy
Chief Executive Officer

/s/Gerald Shencavitz

Date: May 10, 2006	Gerald Shencavitz
Chief Financial Officer