Form 10-Q
period 2006-06-30
BAR HARBOR BANKSHARES
filed 2006-08-08
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

   X   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _____  NO   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
                                        Large accelerated filer _____   Accelerated filer   X     Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in exchange act rule 12b-2): YES: _____   NO:    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 2, 2006
$2.00 Par Value	3,047,715

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets at June 30, 2006, and December 31, 2005	3

	Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2005	4

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	6

	Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2006 and 2005	7

	Notes to Consolidated Interim Financial Statements	8-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42-45

Item 4.	Controls and Procedures	46

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	48

Item 6.	Exhibits	48

Signatures		48

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(Dollars in thousands, except per share data)
(unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$ 10,051	$ 10,994
Overnight interest bearing money market funds	4,538	3,006
Total cash and cash equivalents	14,589	14,000
Securities available for sale, at fair value	204,315	183,300
Investment in Federal Home Loan Bank stock	12,649	11,324
Loans	543,731	514,866
Allowance for loan losses	(4,511)	(4,647)
Loans, net of allowance for loan losses	539,220	510,219
Premises and equipment, net	11,665	11,785
Goodwill	3,158	3,158
Bank owned life insurance	6,001	5,945
Other assets	10,351	8,723
TOTAL ASSETS	$801,948	$748,454

Liabilities
Deposits
Demand deposits	$ 53,156	$ 55,451
NOW accounts	62,360	66,965
Savings and money market deposits	153,185	133,113
Time deposits	129,753	129,816
Brokered time deposits	89,110	60,386
Total deposits	487,564	445,731
Short-term borrowings	166,625	131,338
Long-term debt	85,513	108,358
Other liabilities	6,776	6,923
TOTAL LIABILITIES	746,478	692,350

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at June 30, 2006 and December 31, 2005	7,287	7,287
Surplus	4,073	4,002
Retained earnings	56,864	55,181
Accumulated other comprehensive loss:
Net unrealized depreciation on securities available for sale and derivative instruments, net of taxes of $1,973 and $895 at June 30, 2006 and December 31, 2005, respectively	(3,829)	(1,738)
Less: cost of 594,824 and 583,655 shares of treasury stock at June 30, 2006 and December 31, 2005, respectively	(8,925)	(8,628)

TOTAL SHAREHOLDERS' EQUITY	55,470	56,104

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$801,948	$748,454

                                                            The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$ 8,743	$7,180	$17,006	$13,813
Interest and dividends on securities and federal funds	2,581	1,765	5,012	3,673
Total interest and dividend income	11,324	8,945	22,018	17,486

Interest expense:
Deposits	3,101	1,558	5,710	2,849
Short-term borrowings	1,734	573	3,053	1,055
Long-term borrowings	1,221	1,464	2,500	2,921
Total interest expense	6,056	3,595	11,263	6,825

Net interest income	5,268	5,350	10,755	10,661
Provision for loan losses	15	25	43	25
Net interest income after provision for loan losses	5,253	5,325	10,712	10,636

Non-interest income:
Trust and other financial services	568	540	1,072	1,015
Service charges on deposit accounts	405	355	748	644
Other service charges, commissions and fees	57	73	110	123
Credit card service charges and fees	393	377	623	578
Net securities gains	---	521	310	542
Other operating income	102	87	266	154
Total non-interest income	1,525	1,953	3,129	3,056

Non-interest expenses:
Salaries and employee benefits	2,273	2,484	4,717	5,098
Occupancy expense	337	294	649	601
Furniture and equipment expense	422	415	922	846
Credit card expenses	250	266	416	401
Other operating expense	1,168	1,406	2,631	2,702
Total non-interest expenses	4,450	4,865	9,335	9,648

Income before income taxes	2,328	2,413	4,506	4,044
Income taxes	682	713	1,297	1,131

Net income	$ 1,646	$1,700	$3,209	$2,913

EARNINGS PER SHARE:
Basic	$ 0.54	$ 0.55	$ 1.05	$ 0.94
Diluted	$ 0.53	$ 0.54	$ 1.03	$ 0.92

                                                            The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2004	$7,287	$4,002	$51,733	$ 1,118	$(8,098)	$56,042
Net income	---	---	2,913	---	---	2,913
Total other comprehensive loss	---	---	---	(1,069)	---	(1,069)
Cash dividends declared ($0.42 per share)	---	---	(1,295)	---	---	(1,295)
Purchase of treasury stock (30,031 shares)	---	---	---	---	(823)	(823)
Stock options exercised (28,477 shares)	---	---	(336)	---	791	455
Balance June 30, 2005	$7,287	$4,002	$53,015	$ 49	$(8,130)	$56,223

Balance December 31, 2005	$7,287	$4,002	$55,181	$(1,738)	$(8,628)	$56,104
Net income	---	---	3,209	---	---	3,209
Total other comprehensive loss	---	---	---	(2,091)	---	(2,091)
Cash dividends declared ($0.445 per share)	---	---	(1,358)	---	---	(1,358)
Purchase of treasury stock (27,435 shares)	---	---	---	---	(764)	(764)
Stock options exercised (16,266 shares)	---	---	(168)	---	467	299
Recognition of stock option expense	---	71	---	---	---	71
Balance June 30, 2006	$7,287	$4,073	$56,864	$(3,829)	$(8,925)	$55,470

                                                        The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)
(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$ 3,209	$ 2,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	671	846
Amortization of core deposit intangible	33	33
Provision for loan losses	43	25
Net realized gains on sales of securities available for sale	(310)	(542)
Net amortization of bond premiums	133	466
Venture capital fund investment impairment loss	1	18
Recognition of stock option expense	71	---
Net change in other assets	(630)	(1,435)
Net change in other liabilities	(395)	410
Net cash provided by operating activities	2,826	2,734

Cash flows from investing activities:
Purchases of securities available for sale	(41,811)	(6,635)
Proceeds from maturities, calls and principal paydowns of securities available for sale	14,902	19,762
Proceeds from sales of securities available for sale	3,140	11,982
Net increase in Federal Home Loan Bank stock	(1,325)	(300)
Net loans made to customers	(29,044)	(36,316)
Capital expenditures	(551)	(1,055)
Net cash used in investing activities	(54,689)	(12,562)

Cash flows from financing activities:
Net increase in deposits	41,833	9,688
Net decrease in securities sold under repurchase agreements	(4,562)	(1,511)
Proceeds from Federal Home Loan Bank advances	40,500	5,300
Repayments of Federal Home Loan Bank advances	(23,496)	(1,719)
Purchases of treasury stock	(764)	(823)
Stock options exercised	299	455
Payments of dividends	(1,358)	(1,295)
Net cash provided by financing activities	52,452	10,095

Net increase in cash and cash equivalents	589	267
Cash and cash equivalents at beginning of period	14,000	9,571
Cash and cash equivalents at end of period	$ 14,589	$ 9,838

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 10,896	$ 6,700
Income taxes, net of refunds	700	875

Non-cash transactions:
Unrealized depreciation on securities available for sale, net of reclassification adjustment, net of tax of $996 and $506, respectively	(1,935)	(982)
Net unrealized depreciation on interest rate derivatives, net of tax of $84 and $46 respectively	(163)	(90)
Amortization of net deferred loss related to interest rate derivatives, net of tax of $3 and $1, respectively	7	3

                                                    The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2006	2005

Net income	$ 1,646	$ 1,700
Unrealized (depreciation) appreciation on securities available for sale, net of reclassification adjustment, net of tax of ($686) and $145, respectively	(1,331)	282
Net unrealized (depreciation) appreciation on interest rate derivatives, net of tax of ($20) and $78, respectively	(40)	151
Amortization of net deferred loss related to interest rate derivatives, net of tax of $3 and $1, respectively	6	2
Total other comprehensive (loss) income	(1,365)	435
Total comprehensive income	$ 281	$ 2,135

	Six Months Ended June 30,
	2006	2005

Net income	$ 3,209	$ 2,913
Unrealized depreciation on securities available for sale, net of reclassification adjustment, net of tax of $996 and $506, respectively	(1,935)	(982)
Net unrealized depreciation on interest rate derivatives, net of tax of $84 and $46, respectively	(163)	(90)
Amortization of net deferred loss related to interest rate derivatives, net of tax of $3 and $1, respectively	7	3
Total other comprehensive loss	(2,091)	(1,069)
Total comprehensive income	$ 1,118	$1,844

                                                                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006
(Dollars in thousands, except per share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and six months ended June 30, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any other interim periods.

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

Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2006 and December 31, 2005, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

(in thousands, except number of shares and per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net income	$ 1,646	$ 1,700	$ 3,209	$ 2,913

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,047,473	3,086,431	3,051,630	3,082,743
Effect of dilutive employee stock options	81,774	86,952	78,044	97,350
Diluted	3,129,247	3,173,383	3,129,674	3,180,093

EARNINGS PER SHARE:
Basic	$ 0.54	$ 0.55	$ 1.05	$ 0.94
Diluted	$ 0.53	$ 0.54	$ 1.03	$ 0.92

Anti-dilutive options excluded from earnings per share calculation	80,476	53,398	82,874	17,821

Note 4: Stock Based Compensation

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 ("ISOP") for its officers and employees, which provides for the issuance of up to 450,000 shares of common stock. At June 30, 2006, 78,948 shares are still available for future stock option grants. The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted. Vesting terms range from five to seven years. No option shall be granted after October 3, 2010, ten years after the effective date of the ISOP.

Implementation of New Accounting Standards: In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of Statement of Financial Accounting Standards ("SFAS") No. 123. SFAS No. 123(R), "Share-Based Payment," makes significant changes to accounting for "payments" involving employee compensation and "shares" or securities in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard was effective on January 1, 2006 for calendar-year public companies and is applied prospectively to stock options granted after the effective date and any unvested stock options at that date. The primary effect of the revised standard’s implementation on the Company is recognition of compensation expense associated with stock options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation expense that the Company recognizes beginning in 2006 includes: (a) the compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value; and (b) the compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value. Because the Company elected to use the modified-prospective-transition method, results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations ("intrinsic value method"). Under the provisions of the Company’s ISOP, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of the grant. Accordingly, the Company previously did not recognize any stock-based employee compensation expense in net income prior to January 1, 2006.

Impact of the Adoption of SFAS No. 123(R): As a result of adopting SFAS 123(R), for the three and six months ended June 30, 2006, the Company recorded expenses of $36 and $71, respectively.

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

The fair value was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the six months ended June 30, 2006 and 2005:

	2006	2005

Risk free interest rate	5.05%	3.86%
Expected market volatility factor for the Company's stock	23.20%	10.05%
Dividend yield	2.95%	3.14%
Expected life of the options (years)	7.0	3.5
Options granted	8,000	18,500
Estimated fair value of options granted	$ 6.98	$ 2.83

Expected market price volatility for the grants in the six months ended June 30, 2006, was determined by using the Company’s historical stock price volatility on a daily basis during the seven-year period ending June 30, 2006.

Stock Option Activity: The following table summarizes the Company’s stock option activity during the six months ended June 30, 2006:

	Number of Stock Options Outstanding	Exercise Price Range		Weighted Average Exercise Price	Intrinsic Value
		From	To
Outstanding at January 1, 2006	293,289	$15.40	$29.10	$19.43
Granted	8,000	$28.20	$28.20	$29.30
Exercised	(16,266)	$15.40	$23.20	$18.37
Cancelled	(7,538)	$26.90	$27.00	$26.87
Outstanding at June 30, 2006	277,485	$15.40	$29.80	$19.58	$ 9.39

Vested and expected to vest	234,076	$15.40	$29.80	$18.92	$10.04

Exercisable at June 30, 2006	120,896	$15.40	$29.80	$17.18	$11.77

The intrinsic value of the options exercised and cash received by the Company for options exercised during the six months ended June 30, 2006 was approximately $172 and $299, respectively.

As of June 30, 2006, there was approximately $427 of unrecognized compensation cost related to unvested stock option awards net of estimated forfeitures. This is expected to be recognized as expense over the next 7 years.

Stock Options Outstanding: The following table summarizes stock options outstanding by exercise price range at June 30, 2006:

		Options Outstanding			Options Exercisable
Exercise Price or Range of Exercise Prices		Number Outstanding As of 6/30/06	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 6/30/06	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

$15.40	$15.80	58,893		$15.43	32,312	$15.42
$16.05	$16.05	90,000		$16.05	60,000	$16.05
$17.75	$25.80	57,906		$19.55	20,433	$19.24
$26.20	$28.20	57,186		$27.12	7,077	$27.06
$28.90	$29.80	13,500		$29.34	1,074	$29.09

$15.40	$29.80	277,485	6.42	$19.58	120,896	$17.18	5.75

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

The following table summarizes the net periodic benefit costs for the three and six months ended June 30, 2006 and 2005:

	Health Care and Life Insurance		Supplemental Executive Retirement Plans

Three Months Ended	2006	2005	2006	2005

Service cost	$ ---	$---	$ 44	$ 43
Interest cost	21	18	47	50
Amortization of actuarial loss	(4)	(4)	(1)	---
Net periodic benefit cost	$ 17	$14	$ 90	$ 93

Six Months Ended

Service cost	$ ---	$---	$ 87	$ 86
Interest cost	41	36	95	100
Amortization of actuarial loss	(8)	(8)	(2)	---
Net periodic benefit cost	$ 33	$28	$180	$186

The Company is expected to contribute $365 to the foregoing plans in 2006.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Commitments to originate loans	$27,058	$40,779
Unused lines of credit	$74,820	$73,190
Un-advanced portions of construction loans	$ 9,166	$ 6,110
Standby letters of credit	$ 115	$ 115

As of June 30, 2006, and December 31, 2005, the fair value of the standby letters of credit were not significant to the Company’s consolidated financial statements.

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

Changes in fair value of derivative instruments that are highly effective and qualify as a cash flow hedge are recorded in other comprehensive income or loss. Any ineffective portion is recorded in earnings. For fair value hedges that are highly effective, the gain or loss on the hedge and the loss or gain on the hedged item attributable to the hedged risk are both recognized in earnings, with the differences (if any) representing hedge ineffectiveness. The Bank discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

At June 30, 2006 the Bank had four outstanding derivative instruments with notional principal amounts totaling $50,000. These derivative instruments were interest rate swap agreements and interest rate floor agreements, with notional principal amounts totaling $20,000 and $30,000, respectively. The details are summarized as follows:

Interest Rate Swap Agreements:
Description	Maturity	Notional Amount	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime (8.25%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (8.25%)

The Bank is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each agreement.

The interest rate swap agreements were designated as cash flow hedges in accordance with SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:   Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans".

At June 30, 2006, the fair market value of the interest rate swap agreements was an unrealized loss of $777 compared with $641 and $360 at December 31, and June 30, 2005, respectively. The fair market values of the interest rate swap agreements were included in other liabilities on the consolidated balance sheets.

At June 30, 2006, the net unrealized loss on the interest rate swap agreements included in accumulated other comprehensive income (loss), net of tax, amounted to $513, compared with $423 and $238 at December 31 and June 30, 2005, respectively. Also included in accumulated other comprehensive income (loss) at June 30, 2006, was a net deferred loss, net of tax, of $7 related to the de-designation and re-designation of these interest rate swap agreements as cash flow hedges in 2004.

During the three and six months ended June 30, 2006, the total net cash flows (paid to) received from counter-parties amounted to ($73) and ($126), compared with $22 and $45 during the same periods in 2005. The net cash flows (paid to) received from counter-parties were recorded in interest income.

Interest Rate Floor Agreements:
Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/01/10	6.00%	$186
$10,000	11/01/10	6.50%	$ 69

During 2005, interest rate floor agreements were purchased to limit the Bank’s exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate falls below the floors of 6.00% and 6.50%, thus effectively ensuring interest income on the pools of prime-based loans at minimum rates of 6.00% and 6.50% for the duration of the agreements. The interest rate floor agreements were designated as cash flow hedges in accordance with SFAS 133.

At June 30, 2006, the total fair market value of the interest rate floor agreements was $20 compared with $131 at December 31, 2005. The fair market values of the interest rate floor agreements were included in other assets on the Company’s consolidated balance sheets. Pursuant to SFAS 133, changes in the fair market value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income (loss).

The premiums paid on the interest rate floor agreements are included in accumulated other comprehensive income (loss) on the consolidated balance sheet and are being recognized in interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During the three and six months ended June 30, 2006, $4 and $6 of the premium was recognized in interest income, respectively. At June 30, 2006, the remaining unamortized premiums, net of tax, totaled $163, compared with $167 at December 31, 2005. During the next twelve months, $30 of the premiums will be recognized in interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

At June 30, 2006, and December 31, 2005, the unamortized premium net of the unrealized loss on the interest rate floor agreement amounted to $150 and $80, net of tax, respectively, and was recorded in accumulated other comprehensive loss on the consolidated balance sheet.

Note 8: Recently Issued Accounting Pronouncements

The following information addresses new or proposed accounting pronouncements that could have an impact on the Company’s financial condition, results of operations, earnings per share, or cash flows.

Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). The Company is currently analyzing the effects of FIN 48.

Accounting for Servicing Rights of Financial Assets: In March 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets". This statement amends Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company's first fiscal year after September 15, 2006 (January 1, 2007 for the Company). The Company does not anticipate that the adoption of SFAS 156 will have a material impact on its financial condition or results of operations.

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

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in second quarter 2006 and 2005 net interest income was $475 and $385, respectively, of tax-exempt interest income from certain investment securities and loans. For the six months ended June 30, 2006 and 2005, the amount of tax-exempt income included in net interest income was $952 and $821, respectively. An amount equal to the tax benefit derived from this tax-exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax-equivalent adjustments of $184 and $151 in the second quarter of 2006 and 2005, respectively, and $371 and $353 in tax-equivalent adjustments for the six months ended June 30, 2006 and 2005, respectively. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

Income Taxes – The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2006 and December 31, 2005, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

SUMMARY OVERVIEW

The Company reported consolidated net income of $1.6 million or fully diluted earnings per share of $0.53 for the three months ended June 30, 2006 compared with $1.7 million or fully diluted earnings per share of $0.54 for the same quarter in 2005, representing declines of $54 thousand and $0.01, or 3% and 2%, respectively. The annualized return on average equity ("ROE") and average assets ("ROA") amounted to 11.84% and 0.84%, respectively, compared with 12.11% and 1.01% for the same quarter in 2005.

As more fully enumerated below, the decline in second quarter 2006 net income compared with the same quarter in 2005 was affected by a $521 thousand, or 100%, decline in realized gains on the sale of securities, substantially offset by a $415 thousand decline in non-interest expense.

In addition, the Federal Home Loan Bank of Boston (the "FHLB"), of which the Bank is a member and shareholder, did not declare a dividend on its stock during the second quarter of 2006. This action negatively impacted the Bank’s second quarter net interest income by approximately $168 thousand, based on historical dividend payout experience. Pursuant to the FHLB’s "Dividend Schedule Transition Plan," the FHLB reported to its members and shareholders that it anticipates its third quarter 2006 dividend will be "grossed up" to an equivalent accrual period matching the number of days in the second and third quarters. In this manner, the FHLB anticipates declaring the equivalent of four quarterly dividends in 2006.

The foregoing declines in second quarter 2006 net income compared with the same quarter in 2005 were offset in part by a $238 thousand or 17% decline in other operating expenses, a $211 thousand or 15% decline in salaries and employee benefits expense, and a $50 thousand or 14% increase in service charges on deposit accounts.

For the six months ended June 30, 2006, consolidated net income amounted to $3.2 million or fully diluted earnings per share of $1.03, compared with $2.9 million or fully diluted earnings per share of $0.92 for the same period in 2005, representing increases of $296 thousand and $0.11, or 10% and 12%, respectively. The ROE and ROA amounted to 11.50% and 0.84%, respectively, compared with 10.45% and 0.88% for the same period in 2005.

As more fully discussed below, the $296 thousand increase in net income for the six months ended June 30, 2006 compared with the same period in 2005 was principally attributed to a $313 thousand or 3% decline in non-interest expenses, a $150 thousand gain on the sale of Bank owned real estate, and a $104 thousand or 16% increase in service charges on deposit accounts.

The Company’s total assets surpassed $800 million during the second quarter. Total loans ended the second quarter at $544 million, representing increases of $29 million and $59 million compared with December 31 and June 30, 2005, or 6% and 12%, respectively. Commercial loans continued to drive the overall growth of the Bank’s loan portfolio, posting an increase of $39 million, or 20%, compared with June 30, 2005.

At June 30, 2006, retail deposits totaled $398 million, representing increases of $13 million and $34 million, or 3% and 9%, compared with December 31 and June 30, 2005, respectively.

The Company continued to exceed regulatory requirements for well-capitalized institutions, ending the second quarter with a Tier I Capital Ratio of 7.12%.

At June 30, 2006 the Company’s tangible book value per share of common stock outstanding amounted to $17.15, compared with $17.24 at the same date in 2005.

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

For the three months ended June 30, 2006, net interest income on a fully tax-equivalent basis amounted to $5,452, compared with $5,501 during the second quarter of 2005, representing a decline of $49, or 0.9%.

As previously discussed, the FHLB did not declare a dividend during the second quarter of 2006, which negatively impacted the Bank’s second quarter net interest income by approximately $168, or 5 basis points. As discussed below, the decline in second quarter 2006 net interest income was also attributed to a 56 basis point decline in the net interest margin compared with the same quarter in 2005.

For the six months ended June 30, 2006, net interest income on a fully tax-equivalent basis amounted to $11,126, compared with $11,014 during the same period in 2005, representing an increase of $112, or 1.0%. The increase in net interest income was principally attributed to average earning asset growth, as the net interest margin declined 47 basis points to 3.02% compared with the six months ended June 30, 2005. As is widely the situation throughout the banking industry, the decline in the net interest margin was largely attributed to the successive increases in short-term interest rates by the Board of Governors of the Federal Reserve System and an inverted U.S. Treasury yield curve, the impact of which has caused the Bank’s funding costs to increase at a faster pace than the yield on its earning asset portfolios.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and six months ended June 30, 2006 and 2005, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
JUNE 30, 2006 AND 2005

	2006	2006	2006	2005	2005	2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$535,636	$ 8,764	6.56%	$472,594	$7,189	6.10%
Taxable investment securities	172,830	2,143	4.97%	124,867	1,281	4.11%
Non-taxable investment securities (3)	34,696	578	6.68%	29,790	502	6.76%
Total Investments	207,526	2,721	5.26%	154,657	1,783	4.62%
Investment in Federal Home Loan Bank stock	12,494	---	0.00%	10,745	109	4.07%
Fed funds sold, money market funds, and time deposits with other banks	1,841	23	5.01%	1,880	15	3.20%

Total Earning Assets	757,497	11,508	6.09%	639,876	9,096	5.70%

Non-Interest Earning Assets:
Cash and due from banks	7,983			8,265
Allowance for loan losses	(4,500)			(4,788)
Other assets (2)	27,598			28,974
Total Assets	$788,578			$672,327

Interest Bearing Liabilities:
Deposits	$425,607	$ 3,101	2.92%	$354,672	$1,558	1.76%
Securities sold under repurchase agreements and fed funds purchased	13,234	84	2.55%	13,216	60	1.82%
Borrowings from Federal Home Loan Bank	239,230	2,871	4.81%	194,723	1,977	4.07%
Total Borrowings	252,464	2,955	4.69%	207,939	2,037	3.93%
Total Interest Bearing Liabilities	678,071	6,056	3.58%	562,611	3,595	2.56%
Rate Spread			2.51%			3.14%

Non-Interest Bearing Liabilities:
Demand deposits	48,572			47,675
Other liabilities	6,197			5,731
Total Liabilities	732,840			616,017
Shareholders' equity	55,738			56,310
Total Liabilities and Shareholders' Equity	$788,578			$672,327
Net interest income and net interest margin (3)		5,452	2.89%		5,501	3.45%
Less: Tax Equivalent adjustment		(184)			(151)
Net Interest Income		$5,268	2.79%		$5,350	3.35%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
SIX MONTHS ENDED
JUNE 30, 2006 AND 2005

	2006	2006	2006	2005	2005	2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$528,293	$17,045	6.51%	$461,828	$13,831	6.04%
Taxable investment securities	164,380	3,982	4.89%	129,685	2,662	4.14%
Non-taxable investment securities (3)	35,404	1,177	6.70%	32,059	1,111	6.99%
Total Investments	199,784	5,159	5.21%	161,744	3,773	4.70%
Investment in Federal Home Loan Bank stock	12,145	149	2.47%	10,623	213	4.04%
Fed funds sold, money market funds, and time deposits with other banks	1,531	36	4.74%	1,563	22	2.84%

Total Earning Assets	741,753	22,389	6.09%	635,758	17,839	5.66%

Non-Interest Earning Assets:
Cash and due from banks	7,740			8,170
Allowance for loan losses	(4,577)			(4,809)
Other assets (2)	28,249			29,071
Total Assets	$773,165			$668,190

Interest Bearing Liabilities:
Deposits	$415,624	$ 5,710	2.77%	$349,424	$ 2,849	1.64%
Securities sold under repurchase agreements and fed funds purchased	13,963	173	2.50%	13,438	109	1.64%
Borrowings from Federal Home Loan Bank	231,626	5,380	4.68%	195,335	3,867	3.99%
Total Borrowings	245,589	5,553	4.56%	208,773	3,976	3.84%
Total Interest Bearing Liabilities	661,213	11,263	3.44%	558,197	6,825	2.47%
Rate Spread			2.65%			3.19%

Non-Interest Bearing Liabilities:
Demand deposits	49,490			48,221
Other liabilities	6,188			5,566
Total Liabilities	716,891			611,984
Shareholders' equity	56,274			56,206
Total Liabilities and Shareholders' Equity	$773,165			$668,190
Net interest income and net interest margin (3)		11,126	3.02%		11,014	3.49%
Less: Tax Equivalent adjustment		(371)			(353)
Net Interest Income		$10,755	2.92%		$10,661	3.38%

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

For the three and six months ended June 30, 2006 the net interest margin amounted to 2.89% and 3.02%, compared with 3.45% and 3.49% during the same periods in 2005, representing declines of 56 and 47 basis points, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2006		2005				2004
	Average Rate		Average Rate				Average Rate

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Interest Earning Assets:
Loans (1,2)	6.56%	6.45%	6.34%	6.22%	6.10%	5.97%	5.91%	5.75%
Taxable investment securities	4.97%	4.79%	4.47%	4.09%	4.11%	4.16%	4.01%	4.00%
Non-taxable investment securities (2)	6.68%	6.74%	6.62%	6.84%	6.76%	7.19%	6.95%	6.86%
Total Investments	5.26%	5.16%	4.89%	4.57%	4.62%	4.78%	4.57%	4.51%
Investment in Federal Home Loan Bank stock	0.00%	5.12%	4.85%	4.41%	4.07%	4.02%	3.49%	3.02%
Fed Funds sold, money market funds, and time deposits with other banks	5.01%	3.41%	3.92%	3.46%	3.20%	2.28%	2.33%	1.84%
Total Earning Assets	6.09%	6.08%	5.94%	5.79%	5.70%	5.61%	5.48%	5.30%

Interest Bearing Liabilities:
Deposits	2.92%	2.62%	2.27%	2.02%	1.76%	1.52%	1.41%	1.34%
Securities sold under repurchase agreements	2.55%	2.46%	2.15%	1.91%	1.82%	1.45%	1.11%	1.13%
Other borrowings	4.81%	4.54%	4.39%	4.27%	4.07%	3.91%	3.86%	3.43%
Total Borrowings	4.69%	4.42%	4.21%	4.10%	3.93%	3.75%	3.65%	3.33%
Total Interest Bearing Liabilities	3.58%	3.29%	2.96%	2.76%	2.56%	2.37%	2.23%	2.12%

Rate Spread	2.51%	2.79%	2.98%	3.03%	3.14%	3.24%	3.25%	3.18%

Net Interest Margin (2)	2.89%	3.17%	3.36%	3.39%	3.45%	3.54%	3.55%	3.45%

Net Interest Margin without Tax Equivalent Adjustments	2.79%	3.06%	3.26%	3.30%	3.35%	3.41%	3.43%	3.33%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, reported on a tax equivalent basis.

In June of 2004, the Board of Governors of the Federal Reserve System (the "Federal Reserve") began increasing short-term interest rates. Through June 30, 2006, the Federal Funds targeted rate had increased seventeen consecutive times for a total of 425 basis points, ending the second quarter of 2006 at 5.25%. However, during this same period of time, the benchmark 10-year U.S. Treasury note increased only 27 basis points, causing a dramatic 398 basis point flattening of the U.S. Treasury yield curve.

In the first quarter of 2005 the Bank’s net interest margin began to decline and this decline has steadily continued through the second quarter of 2006. The declining net interest margin was principally attributed to the increases in the Bank’s cost of funds outpacing the increases in yields on its interest earning assets, reflecting the re-pricing of a large portion of the Bank’s funding base during a period of rapidly rising short-term interest rates, combined with highly competitive pricing pressures with respect to loans and deposits, a higher utilization of wholesale funding, and the inherent net interest margin challenges widely associated with a flat or inverted U.S. Treasury yield curve.

Comparing the three and six months ended June 30, 2006 with the same periods in 2005, the increases in the cost of the Bank’s interest bearing liabilities exceeded the increases in yields on its earning asset portfolios by 63 and 54 basis points, respectively.

Bank management anticipates continued pressure on the net interest margin during 2006, and believes that continued balance sheet growth will be needed to meaningfully increase net interest income should short-term interest rates increase or continue at current levels, combined with a U.S. Treasury yield curve that is inverted or flat.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the three months and six months ended June 30, 2006, total interest income, on a fully tax-equivalent basis, amounted to $11,508 and $22,389 compared with $9,096 and $17,839 during the same periods in 2005, representing increases of $2,412 and $4,550, or 26.5% and 25.5%, respectively.

The increases in interest income were principally attributed to average earning asset growth of $117,621 and $105,995 or 18.4% and 16.7%, combined with 39 and 43 basis point increases in the weighted average earning asset yields, when comparing the three and six month periods ended June 30, 2006 with the same periods in 2005, respectively. Principally reflecting the Federal Reserve’s increases in short-term interest rates and its favorable impact on the Bank’s variable rate loan portfolio, the weighted average yield on average earning assets amounted to 6.09% for the three and six months ended June 30, 2006, compared with 5.70% and 5.66% during the same periods in 2005, respectively.

Comparing the three and six months ended June 30, 2006 with the same periods in 2005, the weighted average yield on the Bank’s loan portfolio increased 46 and 47 basis points to 6.56% and 6.51% respectively, while the weighted average yield on the securities portfolio increased 64 and 51 basis points to 5.26% and 5.21%, respectively.

Interest Expense: For the three and six months ended June 30, 2006, total interest expense amounted to $6,056 and $11,263, compared with $3,595 and $6,825 during the same periods in 2005, representing increases of $2,461 and $4,438, or 68.5% and 65.0%, respectively.

The increases in interest expense were principally attributed to increases in average interest bearing liabilities amounting to $115,460 and $103,016 or 20.5% and 18.5%, combined with 102 and 97 basis point increases in the weighted average cost of funds, when comparing the three and six-month periods ended June 30, 2006 with the same periods in 2005, respectively. The increase in the average cost of interest bearing funds was principally attributed to the increases in short-term market interest rates between periods and, to a lesser extent, a proportionately higher utilization of wholesale funding.

For the three and six months ended June 30, 2006, the weighted average cost of interest bearing liabilities amounted to 3.58% and 3.44%%, compared with 2.56% and 2.47% during the same periods in 2005, respectively. The weighted average cost of borrowed funds increased 76 and 72 basis points to 4.69% and 4.56%, respectively, while the weighted average cost of interest bearing deposits increased 116 and 113 basis points to 2.92% and 2.77%, respectively. The increase in the weighted average cost of interest bearing deposits outpaced the weighted average cost of borrowed funds, reflecting the longer maturities in the Bank’s borrowing base that were not as susceptible to movements in short-term market interest rates, combined with a higher utilization of brokered time deposits. In addition, given highly competitive pricing pressures and the need to strengthen customer relationships, during the three and six months ended June 30, 2006 the Bank more closely followed the market with respect to the upward re-pricing of maturity and non-maturity deposits, a trend that may continue in the future given the continuation of competitive market pressures.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2006 VERSUS JUNE 30, 2005
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$1,005	$ 570	$ 1,575
Taxable investment securities	559	303	862
Non-taxable investment securities (2)	82	(6)	76
Investment in Federal Home Loan Bank stock	21	(130)	(109)
Fed funds sold, money market funds, and time deposits with other banks	---	8	8

TOTAL EARNING ASSETS	$1,667	$ 745	$2,412

Interest bearing deposits	359	1,184	1,543
Securities sold under repurchase agreements and fed funds purchased	---	24	24
Borrowings from Federal Home Loan Bank	498	396	894
TOTAL INTEREST BEARING LIABILITIES	$ 857	$1,604	$2,461

NET CHANGE IN NET INTEREST INCOME	$ 810	$ (859)	$ (49)

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For the purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2006 VERSUS JUNE 30, 2005
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$ 2,091	$ 1,123	$ 3,214
Taxable investment securities	789	531	1,320
Non-taxable investment securities (2)	108	(42)	66
Investment in Federal Home Loan Bank stock	37	(101)	(64)
Fed funds sold, money market funds, and time deposits with other banks	---	14	14

TOTAL EARNING ASSETS	$3,025	$ 1,525	$4,550

Interest bearing deposits	620	2,241	2,861
Securities sold under repurchase agreements and Fed funds purchased	4	60	64
Borrowings from Federal Home Loan Bank	783	730	1,513
TOTAL INTEREST BEARING LIABILITIES	$1,407	$ 3,031	$4,438

NET CHANGE IN NET INTEREST INCOME	$1,618	$(1,506)	$ 112

                                                                (1)   For purposes of these computations, non-accrual loans are included in average loans.
                                                                (2)   For purposes of these computations, reported on a tax-equivalent basis.

Provision for Loan Losses

The provision for loan losses reflects the amount necessary to maintain the allowance for loan losses (the "allowance") at a level that, in management’s judgment, is appropriate for the amount of inherent risk of loss in the Bank’s current loan portfolio.

The Bank’s non-performing loans remained at low levels during the three and six months ended June 30, 2006. Non-performing loans at June 30, 2006 amounted to $652, compared with $868 and $816 at December 31, and June 30, 2005, respectively. Non-performing loans expressed as a percentage of total loans stood at 0.12% at June 30, 2006, compared with 0.17% at December 31 and June 30, 2005. The allowance expressed as a percentage of non-performing loans amounted to 692% at June 30, 2006, compared with 535% and 579% at December 31 and June 30, 2005, respectively.

The Bank’s loan loss experience also remained at low levels during the three and six months ended June 30, 2006. For the six months ended June 30, 2006, net loan charge-offs amounted to $179, or annualized net charge-offs to average loans outstanding of 0.07%. While net loan charge-offs were $50 higher than the same period in 2005, management does not consider this increase as significant, or reflective of a deterioration of credit quality. In this regard, $193 thousand of the 2006 net charge-offs were attributed to one credit, which was 100% provided for in the Bank’s previously recorded allowance.

Reflecting the continued stable performance of the loan portfolio, for the three and six months ended June 30, 2006, the Bank recorded a provision for loan losses of $15 and $43, compared with $25 during the same periods in 2005.

Refer to Part I, Item 2 below, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. For the three and six months ended June 30, 2006, total non-interest income amounted to $1,525 and $3,129, compared with $1,953 and $3,056 during the same periods in 2005, representing a decrease of $428 or 21.9%, and an increase of $73 or 2.4%, respectively.

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

For the three and six months ended June 30, 2006, income from trust and other financial services amounted to $568 and $1,072 compared with $540 and $1,015 during the same periods in 2005, representing increases of $28 and $57, or 5.2% and 5.6%, respectively.

The increases in fee income were driven by trust and investment management services, as revenue generated from third-party brokerage activities at Bar Harbor Financial Services posted small declines, reflecting lower trading volumes, including sales of mutual funds and annuity products.

At June 30, 2006, total managed assets at Bar Harbor Trust Services, a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $223,826 compared with $220,537 and $205,286 at December 31 and June 30, 2005, representing increases of $3,289 and $18,540, or 1.5% and 9.0%, respectively.

Service Charges on Deposits: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees.

Income generated from service charges on deposit accounts totaled $405 and $748 for the three and six month periods ended June 30, 2006, compared with $355 and $644 during the same periods in 2005, representing increases of $50 and $104, or 14.1% and 16.2%, respectively.

The increases in service charges on deposits were attributed, in part, to the introduction of a new overdraft protection service, which was launched by the Bank in the third quarter of 2005. The increases also reflect the continued growth of the Bank’s retail, non-maturity deposit base.

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

For the three and six months ended June 30, 2006, credit card service charges and fees amounted to $393 and $623 compared with $377 and $578 during the same periods in 2005, representing increases of $16 and $45, or 4.2% and 7.8%, respectively.

While merchant credit card processing profit margins have tightened over the past few years, with competition from large regional processors intensifying, the Bank has been able to generate higher levels of revenue through increased volumes of transactions, competitive pricing strategies, and the local support offered by a community bank.

Net Gains on the Sale of Securities: For the three and six months ended June 30, 2006, realized gains on the sale of securities amounted to zero and $310 compared with $521 and $542 during the same periods in 2005, representing declines of $521 and $232, or 100% and 42.8%, respectively.

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

Other Operating Income: For the three and six months ended June 30, 2006, total other operating income amounted to $102 and $266, compared with $87 and $154 during the same periods in 2005, representing increases $15 and $112, or 17.2% and 72.7%, respectively.

The increase in other operating income was attributed to a $150 gain on the sale of a parcel of Bank owned real estate adjacent to the Bank’s Southwest Harbor, Maine branch office, recorded during the first quarter of 2006.

Non-interest Expense

For the three and six months ended June 30, 2006, total non-interest expenses amounted to $4,450 and $9,335, compared with $4,865 and $9,648 during the same periods in 2005, representing declines of $415 and $313, or 8.5% and 3.2%, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three and six months ended June 30, 2006, salaries and employee benefit expenses amounted to $2,273 and $4,717, compared with $2,484 and $5,098 during the same periods in 2005, representing declines of $211 and $381, or 8.5% and 7.5%, respectively.

The declines in salaries and employee benefit expenses were attributed to a variety of factors including: lower levels of health insurance contributions during the second quarter of 2006 due to favorable claims experience; certain previously reported employee severance costs recorded during the first quarter of 2005; changes in overall staffing levels and mix; and lower levels of incentive compensation.

Salaries and employee benefit expenses reflect the Company’s January 1, 2006 adoption of Statement of Financial Accounting Standards 123-R, "Share-Based Payments," which mandated the expensing of stock options and other equity awards. For the three and six months ended June 30, 2006 the Company recognized $36 and $71 of share-based compensation, respectively. There was no comparable expense recognized in 2005.

Occupancy Expenses: For the three and six months ended June 30, 2006, total occupancy expenses amounted to $337 and $649, compared with $294 and $601 during the same periods in 2005, representing increases of $43 and $48, or 14.6% and 8.0%, respectively.

The increases in occupancy expenses reflect, in part, the renovation and opening of a new branch office in the community of Somesville, Maine, during the first quarter of 2006, offset in part by the favorable impact of relatively mild weather conditions in downeast and midcoast, Maine, during the first quarter of 2006 compared with the same period last year.

Furniture and Equipment Expenses

For the three and six months ended June 30, 2006, furniture and equipment expenses amounted to $422 and $922, compared with $415 and $846 during the same periods in 2005, representing increases of $7 and $76, or 1.7% and 9.0%, compared with the same periods in 2005, respectively.

The increases in furniture and equipment expenses was principally attributed to certain expenses associated with the upgrade and maintenance of the Company’s technology infrastructure, and certain expenses associated with the Bank’s renovation and opening of a new branch office in the community of Somesville, Maine during the first quarter of 2006.

Other Operating Expenses: For the three and six months ended June 30, 2006, other operating expenses amounted to $1,168 and $2,631, compared with $1,406 and $2,702 during the same periods in 2005, representing declines of $238 and $71, or 16.9% and 2.6%, respectively.

Comparing the second quarter of 2006 with the same quarter in 2005, the $238 decline in other operating expenses was principally attributed to declines in a variety of expense categories including professional services, loan collection expenses, charitable contributions, marketing and public relations, office supplies and insurance. The foregoing declines were offset, in part, by expenses associated with the Bank’s outsourcing of its statement rendering function during the third quarter of 2005.

Comparing the six months ended June 30, 2006 with the same period in 2005, the $71 decline in other operating expenses was principally attributed to declines in professional services, charitable contributions, and loan collection expenses. The foregoing declines were offset, in part, by expenses associated with the Bank’s outsourcing of its statement rendering function during the third quarter of 2005.

Income Taxes

For the three and six months ended June 30, 2006, income taxes amounted to $682 and $1,297, compared with $713 and $1,131 during the same periods in 2005, representing a decline of $31 or 4.4%, and an increase of $166 or 14.7%, respectively.

Comparing the three and six months ended June 30, 2006 with the same periods in 2005, the percentage changes in income taxes were different than the percentage changes in pre-tax earnings principally due to non-taxable income generated from the Bank’s securities and loan portfolios bearing different percentages of income before income taxes than the comparable periods in 2005. Additionally, during the three and six months ended June 30, 2006 the Company recorded share-based compensation expense that was not deductible for income tax purposes.

The Company's effective tax rates for the three and six months ended June 30, 2006 amounted to 29.3% and 28.8%, compared with 29.5% and 28.0% for the same periods in 2005, respectively. The income tax provisions for these periods are less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Comparing the three and six months ended June 30, 2006 with the same periods in 2005, the effective tax rates showed relatively small changes, principally due to non-taxable income and non-deductible expense bearing different percentages of income before income taxes than the comparable periods in 2005.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and investment securities, which at June 30, 2006 represented 67.8% and 25.5% of total assets, compared with 71.4% and 22.1% at the same date in 2005, respectively.

At June 30, 2006, total assets amounted to $801,948 compared with $748,455 and $679,160 at December 31 and June 30, 2005, representing increases of $53,493 and $122,788, or 7.2% and 18.1%, respectively.

Investment Securities

The investment securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other corporate issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government sponsored enterprises.

The securities available for sale portfolio is managed on a total return basis with the objective of exceeding the return that would be experienced if investing solely in U.S. Treasury instruments. The overall objectives of the Bank’s strategy for the investment securities portfolio include maintaining an appropriate liquidity reserves, diversifying earning assets, managing interest rate risk, leveraging the Bank’s strong capital position, and generating acceptable levels of net interest income.

Securities available for sale represented 100% of total investment securities at June 30, 2006 and 2005. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity.

At June 30, 2006, total investment securities amounted to $204,315, compared with $183,300 and $149,816 at December 31 and June 30, 2005, representing increases of $21,015 and $54,499, or 11.5% and 36.4%, respectively.

Market yields showed meaningful improvement during the six months ended June 30, 2006, with the benchmark 10-year U.S. Treasury note reaching a four year high and the 5-year U.S. Treasury note reaching a five year high. The foregoing market conditions presented management with opportunities for increasing the Bank’s earning assets and generating higher levels of net interest income.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	June 30, 2006	December 31, 2005	June 30, 2005

Residential real estate mortgages	$244,583	$237,109	$226,792
Commercial real estate mortgages	150,791	135,493	121,433
Commercial and industrial loans	63,495	58,637	57,926
Agricultural and other loans to farmers	18,217	18,997	14,500
Consumer loans	13,935	12,582	12,655
Home equity loans	46,358	49,307	48,764
Tax exempt loans	6,351	2,741	2,596
Total loans	543,731	514,866	484,665
Allowance for loan losses	(4,511)	(4,647)	(4,725)
Total loans net of allowance for loan losses	$539,220	$510,219	$479,940

Total Loans: At June 30, 2006, total loans amounted to $543,731, compared with $514,866 and $484,665 at December 31, and June 30, 2005, representing increases of $28,865 and $59,066, or 5.6% and 12.2%, respectively.

At June 30, 2006, total commercial loans amounted to $232,504, compared with $213,127 and $193,858 at December 31 and June 30, 2005, representing increases of $19,377 and $38,645, or 9.1% and 19.9%, respectively.

Commercial loans represented 67.1% and 65.4% of total loan growth when comparing June 30, 2006 with December 31 and June 30, 2005, respectively. Commercial loan growth was principally driven by commercial real estate loans, which posted increases of $15,298 and $29,358, or 11.3% and 24.2%, when comparing June 30, 2006 with December 31 and June 30, 2005, respectively. Bank management attributes the overall growth in commercial loans, in part, to a mature commercial lending team, a variety of new business development initiatives, focused incentive compensation plans, and a relatively stable local economy.

At June 30, 2006, total consumer loans, which principally consisted of consumer real estate (residential mortgages) loans , amounted to $304,876, compared with $298,998 and $288,211 at December 31 and June 30, 2005, representing increases of $5,878 and $16,665, or 2.0% and 5.8%, respectively. Comparing June 30, 2006 with the same date last year, consumer real estate mortgage loans contributed $17,791 to the overall growth in consumer loans, offset in part by a $2,406 decline in home equity loans.

Following record refinancing activity over the past few years and moderate increases in long-term interest rates, consumer real estate (residential mortgage) loan originations slowed during 2005 and this trend continued during the three and six months ended June 30, 2006. However, consumer real estate loan growth continued during this period, as new purchase transactions accounted for an increasing proportion of loan originations. In general, consumer loan origination activity has benefited from a relatively stable local economy and initiatives designed to expand the Bank's product offerings and attract new customers while continuing to leverage its existing customer base.

At June 30, 2006, consumer and commercial loans secured by real estate comprised 85.1% of the loan portfolio, compared with 85.2% and 85.5% at December 31 and June 30, 2005, respectively. The continued strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank’s market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. There was no significant deterioration in the performance or risk characteristics of the real estate loan portfolio through the reporting period.

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, and oversight from the Bank’s Senior Credit Officer, the Bank's Senior Loan Officers Committee, the Director's Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2005 and this continued to be the case during the six months ended June 30, 2006. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	June 30, 2006	December 31, 2005	June 30, 2005
Loans accounted for on a non-accrual basis:
Real estate loans:
Construction and development	$ ---	$ ---	$ ---
Mortgage	82	267	298
Loans to finance agricultural production and other loans to farmers	---	---	---
Commercial and industrial loans	533	593	431
Loans to individuals for household, family and other personal expenditures	19	5	18
Total non-accrual loans	634	865	747
Accruing loans contractually past due 90 days or more	18	3	69
Total non-performing loans	$652	$868	$816

Allowance for loan losses to non-performing loans	692%	535%	579%
Non-performing loans to total loans	0.12%	0.17%	0.17%
Allowance to total loans	0.83%	0.90%	0.97%

During the quarter ended June 30, 2006, non-performing loans remained at relatively low levels. The Bank attributes this success to mature credit administration processes and underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At June 30, 2006, total non-performing loans amounted to $652, or 0.12% of total loans, compared with $868 or 0.17% at December 31, 2005, and $816 or 0.17% at June 30, 2005.

While the non-performing loan ratios continued to reflect the favorable quality of the loan portfolio at June 30, 2006, Bank management is cognizant of relatively soft economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including higher interest rates and debt service levels, oil and gas prices, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. OREO is classified on the consolidated balance sheet with Other Assets. At June 30, 2006, there was no OREO, unchanged from December 31 and June 30, 2005.

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

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $533 as of June 30, 2006, compared with $593 and $431 as of December 31 and June 30, 2005, respectively. The related allowance for loan losses on these impaired loans amounted to $142 as of June 30, 2006, compared with $238 and $171 at December 31 and June 30, 2005, respectively.

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses and maximize earnings. The Bank employs a comprehensive risk management structure to identify and manage the risk of loss. For consumer loans, the Bank identifies loan delinquency beginning at 10-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Non-residential mortgage consumer loan losses are recognized no later than the point at which a loan is 120 days past due. Residential mortgage losses are recognized during the foreclosure process, or sooner, when that loss is quantifiable and reasonably assured. For commercial loans, the Bank applies a risk grading system, which stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio. The risk grades include ratings that correlate with regulatory definitions of "Pass," "Other Assets Especially Mentioned," "Substandard," "Doubtful," and "Loss."

Loan loss provisions are recorded based upon overall aggregate data, and the allowance is increased when, on an aggregate basis, additional estimated losses are identified and deemed by management as being likely. No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations could vary from current estimates.

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

The Bank’s loan loss experience remained at low levels during six months ended June 30, 2006, with net loan charge-offs amounting to $179, or annualized net charge-offs to average loans outstanding of 0.07%. While net loan charge-offs were $50 higher than the same period in 2005, management does not consider this increase as significant, or reflective of a deterioration of the overall credit quality of the loan portfolio. In this regard, $193 of the 2006 net charge-offs were attributed to one credit, which was 100% provided for in the Bank’s previously recorded allowance.

There were no material changes in loan concentrations during the six months ended June 30, 2006.

The following table details changes in the allowance and summarizes loan loss experience by loan type for the six-month periods ended June 30, 2006 and 2005.

ALLOWANCE FOR LOAN LOSSES
SIX MONTHS ENDED
JUNE 30, 2006 AND 2005

	2006	2005

Balance at beginning of period	$ 4,647	$ 4,829
Charge-offs:
Commercial, financial, agricultural, other loans to farmers	2	72
Real estate:
Construction and development	---	---
Mortgage	193	---
Installments and other loans to individuals	38	88
Total charge-offs	233	160

Recoveries:
Commercial, finance agricultural, other loans to farmers	1	10
Real estate:
Construction and development	---	5
Mortgage	39	---
Installments and other loans to individuals	14	16
Total recoveries	54	31

Net charge-offs	179	129
Provision charged to operations	43	25

Balance at end of period	$ 4,511	$ 4,725

Average loans outstanding during period	$528,292	$472,594

Annualized net charge-offs to average loans outstanding	0.07%	0.05%

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at June 30, 2006, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of those dates.

Deposits

During the three and six months ended June 30, 2006, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in summer and autumn. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing capacity from the Federal Home Loan Bank of Boston ("FHLB") and cash flows from the securities portfolio.

At June 30, 2006, total deposits amounted to $487,564, compared with $445,731 and $407,960 at December 31 and June 30, 2005, representing increases of $41,833 and $79,604, or 9.4% and 19.5%, respectively.

The increases in total deposits were principally attributed to certificates of deposit obtained from the national market ("brokered deposits"), which at June 30, 2006 totaled $89,110, compared with $60,386 and $43,367 at December 31 and June 30, 2005, representing increases of $28,724 and $45,743, or 47.6% and 105.5%, respectively. The increases in brokered deposits were utilized to help fund the Bank’s earning asset growth, which outpaced retail deposit growth. Additionally, during the latter part of 2005, the Bank modified its funding and liquidity strategies, providing more balance between brokered deposits and borrowed funds. Borrowed funds at June 30, 2006, showed increases of 5.2% and 20.6% compared with December 31, and June 30, 2005, respectively.

At June 30, 2006, retail deposits totaled $398,454 compared with $385,345 and $364,593 at December 31 and June 30, 2005, representing increases of $13,109 and $33,861, or 3.4% and 9.3%, respectively. Comparing June 30, 2006 with the same date in 2005, savings and money market accounts led the overall growth in retail deposits, posting an increase of $27,956, or 22.3%. The increase in savings and money market accounts was principally attributed to the successful introduction of a new variable rate money market account in January 2006, combined with increases in a money market product offered to clients of Bar Harbor Trust Services, the Bank’s wholly owned subsidiary.

The rate of demand deposit growth continued to lag historical norms during the first and second quarters of 2006 compared with the same periods in 2005. During the later part of 2005, the Bank launched several new demand deposit products, including free business and personal checking products, which it believes are highly competitive. Management believes these products will help generate a meaningful increase in demand deposits.

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

At June 30, 2006, retail deposits represented 81.7% of total deposits, compared with 86.5% and 89.4% at December 31 and June 30, 2005, respectively.

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

At June 30, 2006, total borrowings amounted to $252,138, compared with $239,696 and $208,993 at December 31 and June 30, 2005, representing increases of $12,442 and $43,145, or 5.2% and 20.6%, respectively. The increases in borrowed funds were utilized to help support the Bank’s earning asset growth, which outpaced retail deposit growth.

At June 30, 2006, total borrowings expressed as a percent of total assets amounted to 31.4%, compared with 32.0% and 30.8% at December 31 and June 30, 2005, respectively.

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

As of June 30, 2006, the Company and the Bank were considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at June 30, 2006 and December 31, 2005, under the rules applicable at that date.

	June 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$60,418	11.32%	$59,063	11.80%
Regulatory Requirement	42,711	8.00%	40,028	8.00%
Excess	$17,707	3.32%	$19,035	3.80%

Tier 1 Capital to Risk Weighted Assets	$55,907	10.47%	$54,416	10.88%
Regulatory Requirement	21,356	4.00%	20,014	4.00%
Excess	$34,551	6.47%	$34,402	6.88%

Tier 1 Capital to Average Assets	$55,907	7.12%	$54,416	7.55%
Regulatory Requirement	31,407	4.00%	28,847	4.00%
Excess	$24,500	3.12%	$25,569	3.55%

The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $1,358 and $1,295 during the six months ended June 30, 2006 and 2005, at a rate of $0.445 and $0.420 per share, respectively.

In March 2004, the Company announced its second stock repurchase plan. The board of directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and continued through December 31, 2005. The Company’s board of directors subsequently authorized the continuance of this stock repurchase plan through December 31, 2006. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of June 30, 2006, the Company had repurchased 131,167 shares of stock under this plan, or 42.3% of the total authorized, at a total cost of $3,623 and an average price of $27.62 per share. The Company records the repurchased shares as treasury stock.

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

The Company is also obligated to make payments on operating leases for its branch office in Somesville and its office in Bangor, Maine.

The following table summarizes the Company’s contractual obligations at June 30, 2006. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Operating Leases	$ 346	$ 67	$ 133	$ 146	$ ---
Borrowings from Federal Home Loan Bank	240,262	154,749	57,783	10,700	17,030
Securities sold under agreements to repurchase	11,876	11,876	---	---	---
Total	$252,484	$166,692	$57,916	$10,846	$17,030

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity. Advances are stated at their contractural final maturity dates. At June 30, 2006, the Bank had $30 million in callable advances.

In the normal course of its banking and financial services business, and in connection with providing products and services to its customers, the Company has entered into a variety of traditional third party contracts for support services. Examples of such contractual agreements would include services providing ATM, Visa debit and credit card processing, trust services accounting support, student loan servicing, check printing, statement rendering and the leasing of T-1 telecommunication lines supporting the Company’s wide area technology network.

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

At June 30, 2006, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At June 30, 2006, commitments under existing standby letters of credit totaled $115, compared with $115 and $1,241 at December 31 and June 30, 2005, respectively. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit as of the dates shown:

(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005

Commitments to originate loans	$ 27,058	$ 40,779	$18,364
Unused lines of credit	74,820	73,190	68,449
Un-advanced portions of construction loans	9,166	6,110	5,976
Total	$111,044	$120,079	$92,789

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

At June 30, 2006 the Bank had four outstanding derivative instruments with notional amounts totaling $50,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of June 30, 2006 are summarized below. Also refer to Note 7 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

INTEREST RATE SWAP AGREEMENTS

Description	Maturity	Notional Amount	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.040%	Prime (8.25%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.250%	Prime (8.25%)

The Bank is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each respective agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at June 30, 2006, based upon the then current Prime interest rate of 8.25%.

	Total	Less Than 1 Year	1-3 Years	3-5 Years

Fixed payments due from counter-party	$2,316	$1,229	$1,087	$ ---
Variable payments due to counter-party based on prime rate	$3,090	$1,650	$1,440	$ ---
Net cash flow	($ 774)	($ 421)	($ 353)	$ ---

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/01/10	6.00%	$186
$10,000	11/01/10	6.50%	$69

During 2005, interest rate floor agreements were purchased to limit the Bank’s exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate falls below the floors of 6.00% and 6.50%, thus effectively ensuring interest income on the pools of prime-based loans at minimum rates of 6.00% and 6.50% for the duration of the agreements. The interest rate floor agreements were designated as cash flow hedges in accordance with SFAS 133.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At June 30, 2006, liquidity, as measured by the basic surplus/deficit model, was 6.1% over the 30-day horizon and 6.7% over the 90-day horizon.

At June 30, 2006, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $40 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2006, over one and two-year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
JUNE 30, 2006

(Dollars in thousands)	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short Term Rates

Year 1
Net interest income change ($)	$1,270	($1,935)	$2,433
Net interest income change (%)	5.73%	(8.73%)	11.0%

Year 2
Net interest income change vs. year one base ($)	$1,801	($2,565)	$4,257
Net interest income change vs. year one base (%)	8.12%	(11.57%)	19.2%

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

At June 30, 2006, the U.S. Treasury yield curve was slightly inverted, with the two and ten-year U.S. Treasury’s closing at 5.15% and 5.14%, respectively. Given this historical phenomenon, interest rate risk sensitivity modeling is more challenging than would traditionally be the case. Traditional modeling of parallel movements in the June 30, 2006 yield curve would suggest that it would remain flat in either an increasing or declining interest rate environment, a scenario management believes is not likely and one that has historically not occurred. These challenges are discussed in the following discussion and analysis covering the Bank’s interest rate risk sensitivity.

Assuming interest rates remain at their current levels and the Bank maintains a static balance sheet, the interest rate sensitivity simulation model suggests that net interest income will trend moderately upward over the one and two-year horizons. The upward trend principally results from the re-investment of security and loan cash flows into higher current interest rate levels, while loans will "index up" in response to recent interest rate movements more quickly than funding costs. Although short-term market interest rates have risen with the recent increases in the Federal Funds rate, the Bank has generally lagged the market with the pricing of certain non-maturity deposit rates without a material run-off in balances. Margins could narrow if the Bank is prompted to increase deposit interest rates in response to competitive market pricing pressures. Management anticipates that continued earning asset growth would be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming short-term and long-term interest rates decline from current levels (i.e., a parallel yield curve shift) and the Bank maintains a static balance sheet, management believes net interest income will increase over the one and two-year horizons. The interest rate sensitivity simulation model suggests that over the one and two-year horizons, funding cost reductions will outpace falling asset yields, favorably impacting net interest income. Notwithstanding, management anticipates continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. In view of the inverted U.S. Treasury yield curve at June 30, 2006 and in light of the seventeen successive increases in short term interest rates over the past two years, management modeled alternative future interest rate scenarios and the anticipated impact on net interest income. Assuming a static balance sheet, with the short-term Federal Funds interest rate declining 200 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will post meaningful increases over the twelve-month horizon and continue to strengthen over the 24 month horizon. Management believes this scenario is more likely than a parallel 200 basis point decline in short and long-term interest rates, given the current shape of the yield curve and historical movements in the yield curve. Management also believes this scenario will meaningfully increase net interest income without significant earning asset growth.

Assuming that the Federal Reserve continues increasing short-term interest rates by 200 basis points and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will come under significant pressure over the one and two-year horizons, but begin a steady recovery beyond the two-year horizon. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price more quickly than its earning asset base over the one and two-year horizons, but this trend will begin reversing itself beyond the two-year horizon. Management believes that strong earning asset growth will be necessary to meaningfully increase the current level of net interest income should short and long-term interest rates rise in parallel. Management believes this is a scenario that is less likely to occur, given that the yield curve would have to remain flat over the one and two-year horizons, a phenomenon that has not ever historically occurred. Management also believes that the Federal Reserve is nearing the end of its short-term interest rate tightening cycle, which, historically, has preceded declines in short-term and long-term interest rates.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – 30, 2006	3,350	$30.26	3,350	184,193
May 1 – 31, 2006	4,040	$30.61	4,040	180,153
June 1 – 30, 2006	1,320	$29.41	1,320	178,833

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

               (a)  The Annual Meeting of the Company’s shareholders was held on May 16, 2006.

            (b)   Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees for election to the Company’s Board of Directors as listed in the proxy statement.

The votes for Directors were as follows:

Nominee Elected as Director	For	Withheld	Term Expires

Robert C. Carter	2,231,405	16,259	2009
Peter Dodge	2,232,177	15,487	2009
Lauri E. Fernald	2,216,499	28,720	2009
Clyde H. Lewis	2,232,262	14,702	2009
Scott G. Toothaker	2,217,483	30,181	2009
Jacquelyn S. Dearborn	2,229,223	17,741	2008
Gregg S. Hannah	2,230,983	16,681	2008

Continuing members of the Board of Directors were as follows:

Name	Position	Current Term Expires
Thomas A. Colwell	Chairman of the Board	2008
Martha T. Dudman	Director	2008
Joseph M. Murphy	Director	2007
Robert M. Phillips	Director	2007
Constance C. Shea	Director	2007
Kenneth E. Smith	Director	2007
David B. Woodside	Director	2008

The vote to set the number of Directors for the ensuing year at fourteen was as follows:

For	Against	Abstain	Un-voted

2,220,730	15,134	11,804	0

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
BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: August 8, 2006	Joseph M. Murphy
Chief Executive Officer

/s/Gerald Shencavitz

Date: August 8, 2006	Gerald Shencavitz
Chief Financial Officer