Form 10-Q
period 2006-09-30
BAR HARBOR BANKSHARES
filed 2006-11-08
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ___  NO    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___   Accelerated filer   X Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in exchange act rule 12b-2): YES:        NO:   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 06, 2006
$2.00 Par Value	3,046,750

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets at September 30, 2006, and December 31, 2005	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2006 and 2005	4

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	6

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2006 and 2005	7

	Notes to Consolidated Interim Financial Statements	8-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45-48

Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 5.	Other Information	49

Item 6.	Exhibits	49-50

Signatures		50

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Dollars in thousands, except per share data)
(unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$ 12,516	$ 10,994
Overnight interest bearing money market funds	20	3,006
Total cash and cash equivalents	12,536	14,000
Securities available for sale, at fair value	197,884	183,300
Investment in Federal Home Loan Bank stock	12,649	11,324
Loans	547,487	514,866
Allowance for loan losses	(4,593)	(4,647)
Loans, net of allowance for loan losses	542,894	510,219
Premises and equipment, net	11,466	11,785
Goodwill	3,158	3,158
Bank owned life insurance	6,057	5,945
Other assets	8,404	8,723
TOTAL ASSETS	$795,048	$748,454

Liabilities
Deposits
Demand deposits	$ 64,018	$ 55,451
NOW accounts	65,629	66,965
Savings and money market deposits	164,948	133,113
Time deposits	133,860	129,816
Brokered time deposits	85,926	60,386
Total deposits	514,381	445,731
Short-term borrowings	122,035	131,338
Long-term debt	93,143	108,358
Other liabilities	6,485	6,923
TOTAL LIABILITIES	736,044	692,350

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at September 30, 2006 and December 31, 2005	7,287	7,287
Surplus	4,111	4,002
Retained earnings	58,055	55,181
Accumulated other comprehensive loss:
Net unrealized depreciation on securities available for sale and derivative instruments, net of taxes of $762 and $895 at September 30, 2006 and December 31, 2005, respectively	(1,479)	(1,738)
Less: cost of 595,631 and 583,655 shares of treasury stock at September 30, 2006 and December 31, 2005, respectively	(8,970)	(8,628)

TOTAL SHAREHOLDERS' EQUITY	59,004	56,104

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$795,048	$748,454

                                                              The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$9,137	$7,686	$26,143	$21,499
Interest and dividends on securities and federal funds	2,943	1,800	7,955	5,473
Total interest and dividend income	12,080	9,486	34,098	26,972

Interest expense:
Deposits	3,561	1,869	9,271	4,718
Short-term borrowings	1,684	656	4,737	1,711
Long-term borrowings	1,287	1,474	3,787	4,395
Total interest expense	6,532	3,999	17,795	10,824

Net interest income	5,548	5,487	16,303	16,148
Provision for loan losses	81	25	124	50
Net interest income after provision for loan losses	5,467	5,462	16,179	16,098

Non-interest income:
Trust and other financial services	486	474	1,558	1,489
Service charges on deposit accounts	440	406	1,188	1,050
Other service charges, commissions and fees	61	64	171	187
Credit card service charges and fees	776	894	1,399	1,472
Net securities gains	357	38	667	580
Other operating income	79	91	345	245
Total non-interest income	2,199	1,967	5,328	5,023

Non-interest expenses:
Salaries and employee benefits	2,360	2,323	7,077	7,421
Occupancy expense	329	290	978	891
Furniture and equipment expense	456	392	1,378	1,238
Credit card expenses	577	667	993	1,068
Other operating expense	1,135	1,155	3,766	3,857
Total non-interest expenses	4,857	4,827	14,192	14,475

Income before income taxes	2,809	2,602	7,315	6,646
Income taxes	845	780	2,142	1,911

Net income	$1,964	$1,822	$5,173	$ 4,735

EARNINGS PER SHARE:
Basic	$ 0.64	$ 0.59	$ 1.70	$ 1.54
Diluted	$ 0.63	$ 0.58	$ 1.66	$ 1.49

                                                        The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2004	$7,287	$4,002	$51,733	$ 1,118	($8,098)	$56,042
Net income	---	---	4,735	---	---	4,735
Total other comprehensive loss	---	---	---	(1,834)	---	(1,834)
Cash dividends declared ($0.630 per share)	---	---	(1,939)	---	---	(1,939)
Purchase of treasury stock (41,442 shares)	---	---	---	---	(1,134)	(1,134)
Stock options exercised (30,641 shares)	---	---	(359)	---	849	490
Balance September 30, 2005	$7,287	$4,002	$54,170	($ 716)	($8,383)	$56,360

Balance December 31, 2005	$7,287	$4,002	$55,181	($ 1,738)	($8,628)	$56,104
Net income	---	---	5,173	---	---	5,173
Total other comprehensive income	---	---	---	259	---	259
Cash dividends declared ($0.675 per share)	---	---	(2,060)	---	---	(2,060)
Purchase of treasury stock (35,377 shares)	---	---	---	---	(1,014)	(1,014)
Stock options exercised (23,401 shares)	---	---	(239)	---	672	433
Recognition of stock option expense	---	109	---	---	---	109
Balance September 30, 2006	$7,287	$4,111	$58,055	($ 1,479)	($8,970)	$59,004

                                                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)
(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$ 5,173	$ 4,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,001	854
Amortization of core deposit intangible	50	50
Provision for loan losses	124	50
Net realized gains on sales of securities available for sale	(667)	(580)
Net amortization of bond premiums	209	717
Venture capital fund investment impairment loss	1	19
Recognition of stock option expense	109	---
Net change in other assets	40	(697)
Net change in other liabilities	(402)	115
Net cash provided by operating activities	5,638	5,263

Cash flows from investing activities:
Purchases of securities available for sale	(44,995)	(27,307)
Proceeds from maturities, calls and principal paydowns of securities available for sale	24,580	29,097
Proceeds from sales of securities available for sale	6,628	12,398
Net increase in Federal Home Loan Bank stock	(1,325)	(300)
Net loans made to customers	(32,799)	(45,530)
Capital expenditures	(682)	(884)
Net cash used in investing activities	(48,593)	(32,526)

Cash flows from financing activities:
Net increase in deposits	68,650	38,333
Net (decrease) increase in securities sold under repurchase agreements	(2,738)	631
Proceeds from Federal Home Loan Bank advances	30,000	---
Repayments of Federal Home Loan Bank advances	(51,780)	(3,500)
Purchases of treasury stock	(1,014)	(1,134)
Stock options exercised	433	490
Payments of dividends	(2,060)	(1,939)
Net cash provided by financing activities	41,491	32,881

Net (decrease) increase in cash and cash equivalents	(1,464)	5,618
Cash and cash equivalents at beginning of period	14,000	9,571
Cash and cash equivalents at end of period	$12,536	$ 9,838

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,202	$10,754
Income taxes, net of refunds	1,362	1,678

Non-cash transactions:
Unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment, net of tax of $115 and ($790), respectively	224	(1,535)
Net unrealized appreciation (depreciation) on interest rate derivatives, net of tax of $12 and ($156) respectively	24	(303)
Amortization of net deferred loss related to interest rate derivatives, net of tax of $6 and $2, respectively	11	4

                                                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,
	2006	2005

Net income	$1,964	$ 1,822
Unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment, net of tax of $1,112 and ($285), respectively	2,159	(553)
Net unrealized appreciation (depreciation) on interest rate derivatives, net of tax of $96 and ($109), respectively	187	(212)
Amortization of net deferred loss related to interest rate derivatives, net of tax of $3 and $1, respectively	5	1
Total other comprehensive income (loss)	2,351	(764)
Total comprehensive income	$4,315	$ 1,058

	Nine Months Ended
	September 30,
	2006	2005

Net income	$5,173	$ 4,735
Unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment, net of tax of $115 and ($790), respectively	224	(1,535)
Net unrealized appreciation (depreciation) on interest rate derivatives, net of tax of $12 and ($156), respectively	24	(303)
Amortization of net deferred loss related to interest rate derivatives, net of tax of $6 and $2, respectively	11	4
Total other comprehensive income (loss)	259	(1,834)
Total comprehensive income	$5,432	$ 2,901

                                                    The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Dollars in thousands, except per share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and nine months ended September 30, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any other interim periods.

The consolidated balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 218). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and notes thereto.

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

Allowance For Loan Losses: The allowance for loan losses (the "allowance") at the Company’s wholly owned banking subsidiary, Bar Harbor Bank & Trust (the "Bank") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance is available to absorb losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past and present conditions. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off.

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

Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2006 and December 31, 2005, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

(in thousands, except number of shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net income	$ 1,964	$ 1,822	$ 5,173	$ 4,735

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,049,211	3,073,102	3,050,814	3,079,518
Effect of dilutive employee stock options	70,872	84,522	72,049	93,034
Diluted	3,120,083	3,157,624	3,122,863	3,172,552

EARNINGS PER SHARE:
Basic	$ 0.64	$ 0.59	$ 1.70	$ 1.54
Diluted	$ 0.63	$ 0.58	$ 1.66	$ 1.49

Anti-dilutive options excluded from earnings per share calculation	82,161	48,053	82,541	19,375

Note 4: Stock Based Compensation

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 ("ISOP") for its officers and employees, which provides for the issuance of up to 450,000 shares of common stock. At September 30, 2006, 80,578 shares are still available for future stock option grants. The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted. Vesting terms range from five to seven years. No option shall be granted after October 3, 2010, ten years after the effective date of the ISOP.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation expense that the Company recognizes beginning in 2006 includes: (a) the compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value; and (b) the compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value. Because the Company elected to use the modified-prospective-transition method, results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations ("intrinsic value method"). Under the provisions of the Company’s ISOP, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of the grant. Accordingly, the Company previously did not recognize any stock-based employee compensation expense in net income prior to January 1, 2006.

Impact of the Adoption of SFAS No. 123(R): As a result of adopting SFAS 123(R), for the three and nine months ended September 30, 2006, the Company recorded expenses of $38 and $109, respectively.

Comparable Disclosures: The following table illustrates the effect on the Company’s net income and earnings per share had the Company applied fair value recognition provisions of SFAS No. 123(R) to its stock-based employee compensation in 2005:

		Earnings Per Share
Three Months Ended September 30, 2005:	Net Income	Basic	Diluted

As reported	$1,822	$0.59	$0.58
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	14	---	---
Pro forma	$1,808	$0.59	$0.58

		Earnings Per Share
Nine Months Ended September 30, 2005:	Net Income	Basic	Diluted

As reported	$4,735	$1.54	$1.49
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	101	0.03	0.03
Pro forma	$4,634	$1.51	$1.46

The fair value was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the nine months ended September 30, 2006 and 2005:

	2006	2005

Risk free interest rate	4.96%	3.91%
Expected market volatility factor for the Company's stock	22.79%	9.20%
Dividend yield	3.00%	3.13%
Expected life of the options (years)	7.0	3.5
Options granted	9,000	21,000
Estimated fair value of options granted	$ 6.97	$ 2.68

The expected market price volatility for the grants during the nine months ended September 30, 2006, was determined by using the Company’s historical stock price volatility on a daily basis during the seven-year period ending September 30, 2006.

Stock Option Activity: The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2006:

	Number of Stock Options Outstanding	Exercise Price Range		Weighted Average Exercise Price	Intrinsic Value
		From	To
Outstanding at January 1, 2006	293,289	$15.40	$29.10	$19.43
Granted	9,000	$28.20	$29.80	$29.28
Exercised	(23,401)	$15.40	$26.99	$18.45
Cancelled	(10,168)	$18.09	$27.14	$26.15
Outstanding at September 30, 2006	268,720	$15.40	$29.80	$19.58	$10.22
Ending vested and expected to vest at September 30, 2006	230,504	$15.40	$29.80	$18.94	$10.86
Exercisable at September 30, 2006	123,969	$15.40	$29.10	$17.44	$12.36

The intrinsic value of the options exercised and cash received by the Company for options exercised during the nine months ended September 30, 2006 was approximately $266 and $433, respectively.

As of September 30, 2006, there was approximately $396 of unrecognized compensation cost related to unvested stock option awards net of estimated forfeitures. This is expected to be recognized as expense over the next seven years, with a weighted average recognition period of 1.95 years.

Stock Options Outstanding: The following table summarizes stock options outstanding by exercise price range at September 30, 2006:

		Options Outstanding			Options Exercisable
Exercise Price or Range of Exercise Prices		Number Outstanding As of 6/30/06	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 6/30/06	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
From	To
$15.40	$15.80	55,112		$15.43	28,531	$15.43
$16.05	$16.05	90,000		$16.05	60,000	$16.05
$17.75	$25.80	54,922		$19.51	25,869	$19.23
$26.20	$28.20	54,186		$27.13	8,495	$27.04
$28.90	$29.80	14,500		$29.33	1,074	$29.09
$15.40	$29.80	268,720	6.18	$19.58	123,969	$17.44	5.59

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

The following table summarizes the net periodic benefit costs for the three and nine months ended September 30, 2006 and 2005:

	Health Care and Life Insurance		Supplemental Executive Retirement Plans

Three Months Ended	2006	2005	2006	2005

Service cost	$ ---	$---	$ 44	$ 43
Interest cost	21	18	47	50
Amortization of actuarial loss	(4)	(4)	(1)	---
Net periodic benefit cost	$ 17	$14	$ 90	$ 93

Nine Months Ended

Service cost	$ ---	$ ---	$131	$129
Interest cost	62	55	143	150
Amortization of actuarial loss	(12)	(12)	(3)	---
Net periodic benefit cost	$ 50	$43	$271	$279

The Company is expected to recognize $365 of expense for the foregoing plans for the year ended December 31, 2006.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Commitments to originate loans	$30,670	$40,779
Unused lines of credit	$80,454	$73,190
Un-advanced portions of construction loans	$ 8,363	$ 6,110
Standby letters of credit	$ 442	$ 115

As of September 30, 2006, and December 31, 2005, the fair value of the standby letters of credit were not significant to the Company’s consolidated financial statements.

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

At September 30, 2006 the Bank had four outstanding derivative instruments with notional principal amounts totaling $50,000. These derivative instruments were interest rate swap agreements and interest rate floor agreements, with notional principal amounts totaling $20,000 and $30,000, respectively. The details are summarized as follows:

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

At September 30, 2006, the fair market value of the interest rate swap agreements was an unrealized loss of $534 compared with unrealized losses of $641 and $596 at December 31, and September 30, 2005, respectively. The fair market values of the interest rate swap agreements were included in other liabilities on the consolidated balance sheets.

At September 30, 2006, the net unrealized loss on the interest rate swap agreements included in accumulated other comprehensive loss, net of tax, amounted to $352, compared with $423 and $394 at December 31 and September 30, 2005, respectively. Also included in accumulated other comprehensive loss at September 30, 2006, was a net deferred loss, net of tax, of $4 related to the de-designation and re-designation of these interest rate swap agreements as cash flow hedges in 2004.

During the three and nine months ended September 30, 2006, the total net cash flows (paid to) received from counter-parties amounted to ($97) and ($223), compared with ($12) and $33 during the same periods in 2005. The net cash flows (paid to) received from counter-parties were recorded in interest income.

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

At September 30, 2006, the total fair market value of the interest rate floor agreements was an unrealized gain of $61 compared with $131 at December 31, 2005. The fair market values of the interest rate floor agreements were included in other assets on the Company’s consolidated balance sheets. Pursuant to SFAS 133, changes in the fair market value, representing unrealized gains or losses, are recorded in accumulated other comprehensive loss.

The premiums paid on the interest rate floor agreements are included in accumulated other comprehensive loss on the consolidated balance sheet and are being recognized in interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During the three and nine months ended September 30, 2006, $5 and $12 of the premium was recognized in interest income, respectively. At September 30, 2006, the remaining unamortized premiums, net of tax, totaled $160, compared with $167 at December 31, 2005. During the next twelve months, $36 of the premiums will be recognized in interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

At September 30, 2006, and December 31, 2005, the unamortized premium net of the unrealized loss on the interest rate floor agreement amounted to $119 and $80, net of tax, respectively, and was recorded in accumulated other comprehensive loss on the consolidated balance sheet.

Note 8: Recently Issued Accounting Pronouncements

The following information addresses new or proposed accounting pronouncements that could have an impact on the Company’s financial condition, results of operations, earnings per share, or cash flows.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: On September 29, 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). This statement, which amends SFAS 87, 88, 106 and 132R, requires employers to recognize the over-funded or under-funded status of defined benefit pension and other post-retirement benefit plans as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, which is the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006 (January 1, 2007 for the Company), except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008 (January 1, 2009 for the Company). The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

Quantifying Financial Statement Misstatements: In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 expressing the SEC staff's views regarding the process of quantifying financial statement misstatements and addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The prior year misstatements, while not considered material in the individual years in which the misstatements occurred, may be considered material in a subsequent year if a company were to correct those misstatements through current period earnings. The SAB requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The SAB does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. Initial application of SAB 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006 (December 31, 2006 for the Company). The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Registrants will need to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. The Company is currently evaluating the impact this SAB will have on its financial statements.

Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements". This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. The statement is effective for fair value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year (January 1, 2007 for the Company). The Company is in the process of evaluating the impact of adopting this statement.

Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). The Company is currently analyzing the effects of FIN 48.

Accounting for Servicing Rights of Financial Assets: In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 ("SFAS 156"), "Accounting for Servicing of Financial Assets." This statement amends Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company's first fiscal year after September 15, 2006 (January 1, 2007 for the Company). The Company does not anticipate that the adoption of SFAS 156 will have a material impact on its financial condition or results of operations.

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

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in third quarter 2006 and 2005 net interest income was $474 and $358, respectively, of tax-exempt interest income from certain investment securities and loans. For the nine months ended September 30, 2006 and 2005, the amount of tax-exempt income included in net interest income was $1,426 and $1,178, respectively. An amount equal to the tax benefit derived from this tax-exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax-equivalent adjustments of $176 and $149 in the third quarter of 2006 and 2005, respectively, and $547 and $502 in tax-equivalent adjustments for the nine months ended September 30, 2006 and 2005, respectively. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

Allowance for Loan Losses - Management believes the allowance for loan losses ("allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of loss in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income, and when a greater amount of provision for loan losses is necessary the result is lower net income. Refer to Item 2 below of this Part I, Allowance for Loan Losses and Provision for Loan Losses in this report on Form 10-Q, for further discussion and analysis concerning the allowance.

Income Taxes – The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2006 and December 31, 2005, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

Goodwill and Other Intangible Assets - The valuation techniques used by the Company to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors.  Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, may have an adverse affect on the Company's results of operations. Refer above to Note 2 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q for further details of the Company’s accounting policies and estimates covering goodwill and other intangible assets.

SUMMARY OVERVIEW

The Company reported consolidated net income of $2.0 million or fully diluted earnings per share of $0.63 for the three months ended September 30, 2006 compared with $1.8 million or fully diluted earnings per share of $0.58 for the same quarter in 2005, representing increases of $142 thousand and $0.05, or 8% and 9%, respectively. The annualized return on average shareholders’ equity ("ROE") and average assets ("ROA") amounted to 13.76% and 0.97%, respectively, compared with 12.88% and 1.04% for the same quarter in 2005.

As more fully enumerated below, the increase in third quarter 2006 net income compared with the same quarter in 2005 was principally attributed to a $319 thousand increase in realized gains on the sale of securities. Net interest income was up $61 thousand or 1%, while non-interest expenses were up $30 thousand, or less than 1%.

For the nine months ended September 30, 2006, consolidated net income amounted to $5.2 million or fully diluted earnings per share of $1.66, compared with $4.7 million or fully diluted earnings per share of $1.49 for the same period in 2005, representing increases of $438 thousand and $0.16, or 9% and 11%, respectively. The annualized ROE and ROA amounted to 12.26% and 0.88%, respectively, compared with 11.27% and 0.93% for the same period in 2005.

As more fully discussed below, the $438 thousand increase in net income for the nine months ended September 30, 2006 compared with the same period in 2005 was principally attributed to a $305 thousand or 6% increase in non-interest income, a $283 thousand or 2% decline in non-interest expense and, to a lesser extent, a $155 thousand or 1% increase in net interest income. Realized gains on the sale of securities included in non-interest income were up $87 thousand, or 15%, compared with the same period last year.

The Company’s total assets ended the third quarter of 2006 at $795 million. At quarter-end, total loans stood at $547 million, representing increases of $33 million and $54 million compared with December 31 and September 30, 2005, or 6% and 11%, respectively. Commercial loans continued to drive the overall growth of the Bank’s loan portfolio, posting increases of $20 million and $35 million, or 10% and 18%, compared with December 31 and September 30, 2005, respectively.

At September 30, 2006, retail deposits totaled $428 million, representing increases of $43 million and $44 million, or 11%, compared with December 31 and September 30, 2005, respectively.

The Company continued to exceed regulatory requirements for well-capitalized institutions, ending the third quarter of 2006 with a Tier I Capital Ratio of 7.15%.

At September 30, 2006 the Company’s tangible book value per share of common stock outstanding amounted to $18.32, compared with $17.34 at the same date in 2005.

On October 17, 2006 the Company declared a cash dividend of 23 cents per share of common stock for the quarter ended September 30, 2006, representing an increase of 2 cents per share or 9.5% compared with the dividend paid for the same quarter in 2005.

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

For the three months ended September 30, 2006, net interest income on a fully tax-equivalent basis amounted to $5,724, compared with $5,636 in the third quarter of 2005, representing an increase of $88, or 1.6%.

The Federal Home Loan Bank of Boston (the "FHLB"), of which the Bank is a member and shareholder, did not declare a dividend on its stock during the second quarter of 2006. Pursuant to its "Dividend Schedule Transition Plan," in the third quarter of 2006 the FHLB declared a dividend that was "grossed up" to an equivalent accrual period matching the number of days in the second and third quarters of 2006. This action favorably impacted the Bank’s third quarter net interest income by $168 and the Bank’s net interest margin by 8 basis points.

As discussed below, the Bank’s third quarter 2006 net interest income was significantly impacted by a 44 basis point decline in the net interest margin compared with the same quarter in 2005.

For the nine months ended September 30, 2006, net interest income on a fully tax-equivalent basis amounted to $16,850, compared with $16,650 during the same period in 2005, representing an increase of $200, or 1.2%. The increase in net interest income was principally attributed to average earning asset growth, as the net interest margin declined 46 basis points to 3.00% compared with the nine months ended September 30, 2005. As is widely the situation throughout the banking industry, the decline in the net interest margin was largely attributed to the increases in short-term interest rates by the Board of Governors of the Federal Reserve System and a flat-to-inverted U.S. Treasury yield curve, the impact of which has caused the Bank’s funding costs to increase at a faster pace than the yield on its earning asset portfolios.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and nine months ended September 30, 2006 and 2005, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
SEPTEMBER 30, 2006 AND 2005

	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$545,092	$ 9,159	6.67%	$ 491,171	$7,697	6.22%
Taxable securities	172,657	2,135	4.91%	128,403	1,325	4.09%
Non-taxable securities (3)	34,784	564	6.43%	27,151	468	6.84%
Total Securities	207,441	2,699	5.16%	155,554	1,793	4.57%
Investment in Federal Home Loan Bank stock	12,649	352	11.04%	10,800	120	4.41%
Fed funds sold, money market funds, and time deposits with other banks	3,463	46	5.27%	2,865	25	3.46%

Total Earning Assets	768,645	12,256	6.33%	660,390	9,635	5.79%

Non-Interest Earning Assets:
Cash and due from banks	10,356			10,346
Allowance for loan losses	(4,539)			(4,730)
Other assets (2)	27,582			28,573
Total Assets	$802,044			$694,579

Interest Bearing Liabilities:
Deposits	$439,085	$ 3,561	3.22%	$367,976	$1,869	2.02%
Securities sold under repurchase agreements and fed funds purchased	13,711	96	2.78%	14,320	69	1.91%
Borrowings from Federal Home Loan Bank	227,495	2,875	5.01%	191,598	2,061	4.27%
Total Borrowings	241,206	2,971	4.89%	205,918	2,130	4.10%
Total Interest Bearing Liabilities	680,291	6,532	3.81%	573,894	3,999	2.76%
Rate Spread			2.52%			3.03%

Non-Interest Bearing Liabilities:
Demand deposits	58,800			58,421
Other liabilities	6,313			6,159
Total Liabilities	745,404			638,474
Shareholders' equity	56,640			56,105
Total Liabilities and Shareholders' Equity	$802,044			$694,579
Net interest income and net interest margin (3)		5,724	2.95%		5,636	3.39%
Less: Tax Equivalent adjustment		(176)			(149)
Net interest income and net interest margin		$ 5,548	2.86%		$5,487	3.30%

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

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
NINE MONTHS ENDED
SEPTEMBER 30, 2006 AND 2005

	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$533,954	$26,204	6.56%	$471,716	$21,528	6.10%
Taxable securities	167,169	6,117	4.89%	129,291	3,987	4.12%
Non-taxable securities (3)	35,195	1,741	6.61%	30,405	1,579	6.94%
Total Securities	202,364	7,858	5.19%	159,696	5,566	4.66%
Investment in Federal Home Loan Bank stock	12,315	501	5.44%	10,683	333	4.17%
Fed funds sold, money market funds, and time deposits with other banks	2,182	82	5.02%	2,002	47	3.14%

Total Earning Assets	750,815	34,645	6.17%	644,097	27,474	5.70%

Non-Interest Earning Assets:
Cash and due from banks	8,622			9,037
Allowance for loan losses	(4,564)			(4,783)
Other assets (2)	28,025			28,871
Total Assets	$782,898			$677,222

Interest Bearing Liabilities:
Deposits	$423,531	$ 9,271	2.93%	$355,676	$ 4,718	1.77%
Securities sold under repurchase agreements and fed funds purchased	13,878	269	2.59%	13,735	178	1.73%
Borrowings from Federal Home Loan Bank	230,234	8,255	4.79%	194,076	5,928	4.08%
Total Borrowings	244,112	8,524	4.67%	207,811	6,106	3.93%
Total Interest Bearing Liabilities	667,643	17,795	3.56%	563,487	10,824	2.57%
Rate Spread			2.61%			3.13%

Non-Interest Bearing Liabilities:
Demand deposits	52,628			51,658
Other liabilities	6,230			5,904
Total Liabilities	726,501			621,049
Shareholders' equity	56,397			56,173
Total Liabilities and Shareholders' Equity	$782,898			$677,222
Net interest income and net interest margin (3)		16,850	3.00%		16,650	3.46%
Less: Tax Equivalent adjustment		(547)			(502)
Net interest income and net interest margin		$16,303	2.90%		$16,148	3.35%

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

For the three and nine months ended September 30, 2006 the net interest margin amounted to 2.95% and 3.00%, compared with 3.39% and 3.46% during the same periods in 2005, representing declines of 44 and 46 basis points, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS|
FOR QUARTER ENDED

	2006 Average Rate			2005 Average Rate				2004 Average Rate

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Interest Earning Assets:
Loans (1,2)	6.67%	6.56%	6.45%	6.34%	6.22%	6.10%	5.97%	5.91%
Taxable securities	4.91%	4.97%	4.79%	4.47%	4.09%	4.11%	4.16%	4.01%
Non-taxable securities (2)	6.43%	6.68%	6.74%	6.62%	6.84%	6.76%	7.19%	6.95%
Total Investments	5.16%	5.26%	5.16%	4.89%	4.57%	4.62%	4.78%	4.57%
Investment in Federal Home Loan Bank stock	11.04%	0.00%	5.12%	4.85%	4.41%	4.07%	4.02%	3.49%
Fed Funds sold, money market funds, and time deposits with other banks	5.27%	5.01%	3.41%	3.92%	3.46%	3.20%	2.28%	2.33%
Total Earning Assets	6.33%	6.09%	6.08%	5.94%	5.79%	5.70%	5.61%	5.48%

Interest Bearing Liabilities:
Deposits	3.22%	2.92%	2.62%	2.27%	2.02%	1.76%	1.52%	1.41%
Securities sold under repurchase agreements	2.78%	2.55%	2.46%	2.15%	1.91%	1.82%	1.45%	1.11%
Other borrowings	5.01%	4.81%	4.54%	4.39%	4.27%	4.07%	3.91%	3.86%
Total Borrowings	4.89%	4.69%	4.42%	4.21%	4.10%	3.93%	3.75%	3.65%
Total Interest Bearing Liabilities	3.81%	3.58%	3.29%	2.96%	2.76%	2.56%	2.37%	2.23%

Rate Spread	2.52%	2.51%	2.79%	2.98%	3.03%	3.14%	3.24%	3.25%

Net Interest Margin (2)	2.95%	2.89%	3.17%	3.36%	3.39%	3.45%	3.54%	3.55%

Net Interest Margin without Tax Equivalent Adjustments	2.86%	2.79%	3.06%	3.26%	3.30%	3.35%	3.41%	3.43%

                (1) For purposes of these computations, non-accrual loans are included in average loans.
                (2) For purposes of these computations, reported on a tax equivalent basis.

In June of 2004, the Board of Governors of the Federal Reserve System (the "Federal Reserve") began increasing short-term interest rates. Through September 30, 2006, the Federal Funds targeted rate had increased seventeen times for a total of 425 basis points, ending the third quarter of 2006 at 5.25%. However, during this same period of time, the benchmark 10-year U.S. Treasury declined 43 basis points to 4.63%, causing a dramatic 468 basis point flattening of the U.S. Treasury yield curve.

In the first quarter of 2005 the Bank’s net interest margin began to decline and this decline has steadily continued through the third quarter of 2006. The declining net interest margin was principally attributed to the increases in the Bank’s cost of funds outpacing the increases in yields on its interest earning assets, reflecting the re-pricing of a large portion of the Bank’s funding base during a period of rapidly rising short-term interest rates, combined with highly competitive pricing pressures with respect to loans and deposits, a higher utilization of wholesale funding, and the inherent net interest margin challenges widely associated with a flat or inverted U.S. Treasury yield curve.

Comparing the three and nine months ended September 30, 2006 with the same periods in 2005, the increases in the cost of the Bank’s interest bearing liabilities exceeded the increases in yields on its earning asset portfolios by 51 and 52 basis points, respectively.

Bank management anticipates continued pressure on the net interest margin during 2006, and believes that continued balance sheet growth will be needed to meaningfully increase net interest income should short-term interest rates increase or continue at current levels, and a U.S. Treasury yield curve that is inverted or flat.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the three and nine months ended September 30, 2006, total interest income, on a fully tax-equivalent basis, amounted to $12,256 and $34,645 compared with $9,635 and $27,474 during the same periods in 2005, representing increases of $2,621 and $7,171, or 27.2% and 26.1%, respectively.

The increases in interest income were principally attributed to average earning asset growth of $108,255 and $106,718 or 16.4% and 16.6% respectively, combined with 54 and 47 basis point increases in the weighted average earning asset yields, when comparing the three and nine month periods ended September 30, 2006 with the same periods in 2005, respectively. Principally reflecting the Federal Reserve’s increases in short-term interest rates and the resulting favorable impact on the Bank’s variable rate loan portfolios, the weighted average yield on average earning assets amounted to 6.33% and 6.17% for the three and nine months ended September 30, 2006, compared with 5.79% and 5.70% for the same periods in 2005, respectively.

Comparing the three and nine months ended September 30, 2006 with the same periods in 2005, the weighted average yield on the Bank’s loan portfolio increased 45 and 46 basis points to 6.67% and 6.56%, respectively, while the weighted average yield on the securities portfolio increased 59 and 53 basis points to 5.16% and 5.19%, respectively.

Interest Expense: For the three and nine months ended September 30, 2006, total interest expense amounted to $6,532 and $17,795, compared with $3,999 and $10,824 during the same periods in 2005, representing increases of $2,533 and $6,971, or 63.3% and 64.4%, respectively.

The increases in interest expense were principally attributed to increases in average interest bearing liabilities amounting to $106,397 and $104,156 or 18.5% respectively, combined with 105 and 99 basis point increases in the weighted average cost of funds, when comparing the three and nine months ended September 30, 2006 with the same periods in 2005, respectively. The increase in the average cost of interest bearing funds was principally attributed to the increases in short-term market interest rates between periods and, to a lesser extent, a proportionately higher utilization of wholesale funding.

For the three and nine months ended September 30, 2006, the weighted average cost of interest bearing liabilities amounted to 3.81% and 3.56%, compared with 2.76% and 2.57% during the same periods in 2005, respectively. For the three and nine months ended September 30, 2006, the weighted average cost of borrowed funds increased 79 and 74 basis points to 4.89% and 4.67%, respectively, while the weighted average cost of interest bearing deposits increased 120 and 116 basis points to 3.22% and 2.93%, respectively. The increase in the weighted average cost of interest bearing deposits outpaced the weighted average cost of borrowed funds, reflecting the longer maturities in the Bank’s borrowing base that were not as susceptible to movements in short-term market interest rates, combined with a higher utilization of brokered time deposits. In addition, given highly competitive pricing pressures and the need to strengthen customer relationships, during the three and nine months ended September 30, 2006 the Bank more closely followed the market with respect to the upward re-pricing of maturity and non-maturity deposits, a trend that Bank management believes may continue in the future given the continuation of competitive market pressures.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS SEPTEMBER 30, 2005
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$ 882	$ 580	$ 1,462
Taxable securities	514	296	810
Non-taxable securities (2)	121	(25)	96
Investment in Federal Home Loan Bank stock	24	208	232
Fed funds sold, money market funds, and time deposits with other banks	6	15	21

TOTAL EARNING ASSETS	$1,547	$1,074	$2,621

Interest bearing deposits	414	1,278	1,692
Securities sold under repurchase agreements and fed funds purchased	(3)	30	27
Borrowings from Federal Home Loan Bank	421	393	814
TOTAL INTEREST BEARING LIABILITIES	$ 832	$1,701	$2,533

NET CHANGE IN NET INTEREST INCOME	$ 715	($ 627)	$ 88

                                                    (1) For purposes of these computations, non-accrual loans are included in average loans.
                                                    (2) For the purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS SEPTEMBER 30, 2005
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$2,977	$ 1,699	$ 4,676
Taxable securities	1,301	829	2,130
Non-taxable securities (2)	232	(70)	162
Investment in Federal Home Loan Bank stock	56	112	168
Fed funds sold, money market funds, and time deposits with other banks	5	30	35

TOTAL EARNING ASSETS	$4,571	$ 2,600	$7,171

Interest bearing deposits	1,033	3,520	4,553
Securities sold under repurchase agreements and fed funds purchased	2	89	91
Borrowings from Federal Home Loan Bank	1,204	1,123	2,327
TOTAL INTEREST BEARING LIABILITIES	$2,239	$ 4,732	$6,971

NET CHANGE IN NET INTEREST INCOME	$2,332	($ 2,132)	$ 200

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

The Bank’s non-performing loans remained at low levels during the three and nine months ended September 30, 2006. Non-performing loans at September 30, 2006 amounted to $745, compared with $868 and $652 at December 31, and September 30, 2005, respectively. Non-performing loans expressed as a percentage of total loans stood at 0.14% at September 30, 2006, compared with 0.17% and 0.13% at December 31 and September 30, 2005, respectively. The allowance expressed as a percentage of non-performing loans amounted to 617% at September 30, 2006, compared with 535% and 725% at December 31 and September 30, 2005, respectively.

The Bank’s loan loss experience also remained at low levels during the three and nine months ended September 30, 2006. For the nine months ended September 30, 2006, net loan charge-offs amounted to $178, or annualized net charge-offs to average loans outstanding of 0.04%, compared with $154 or 0.04% during the same period in 2005. Loan charge-offs during 2006 were principally attributed to one credit amounting to $193.

Reflecting the continued stable performance of the loan portfolio, for the three and nine months ended September 30, 2006, the Bank recorded a provision for loan losses of $81 and $124, compared with $25 and $50 during the same periods in 2005. The increase in the provision for loan losses principally reflects the growth in the Bank’s loan portfolio.

Refer below to Item 2 of this Part I, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. For the three and nine months ended September 30, 2006, total non-interest income amounted to $2,199 and $5,328, compared with $1,967 and $5,023 during the same periods in 2005, representing increases of $232 and $305, or 11.8% and 6.1%, respectively.

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

For the three and nine months ended September 30, 2006, income from trust and other financial services amounted to $486 and $1,558 compared with $474 and $1,489 during the same periods in 2005, representing increases of $12 and $69, or 2.5% and 4.6%, respectively.

The increases in fee income were driven by trust and investment management services, as revenue generated from third-party brokerage activities at Bar Harbor Financial Services posted moderate declines, reflecting lower trading volumes, including sales of mutual funds and annuity products.

At September 30, 2006, total managed assets at Bar Harbor Trust Services, a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $237,657 compared with $220,537 and $214,709 at December 31 and September 30, 2005, representing increases of $17,120 and $22,948, or 7.8% and 10.7%, respectively.

Service Charges on Deposits: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees.

Income generated from service charges on deposit accounts totaled $440 and $1,188 for the three and nine months ended September 30, 2006, compared with $406 and $1,050 during the same periods in 2005, representing increases of $34 and $138, or 8.4% and 13.1%, respectively.

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

For the three and nine months ended September 30, 2006, credit card service charges and fees amounted to $776 and $1,399 compared with $894 and $1,472 during the same periods in 2005, representing declines of $118 and $73, or 13.2% and 5.0%, respectively.

The declines in credit card services and fees were principally attributed to lower merchant credit card processing volumes. The lower volumes were attributed, in part, to the partial relocation of the Bank’s largest merchant credit card client, combined with intensifying competition from large regional processors. The declines in merchant credit card processing revenue were substantially offset by declines in merchant credit card processing expense, which is included in non-interest expense in the Company’s consolidated statements of income.

Realized Gains on the Sale of Securities: For the three and nine months ended September 30, 2006, realized gains on the sale of securities amounted to $357 and $667 compared with $38 and $580 during the same periods in 2005, representing increases of $319 and $87, or 839.5% and 15.0%, respectively.

There is no assurance that the recording of securities gains will continue in future reporting periods at current or historical levels. It is important to note, however, that the available for sale securities portfolio is managed on a total return basis, in concert with well-structured asset and liability management policies. Bank management will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and the Bank’s need for adequate liquidity.

Other Operating Income: For the three and nine months ended September 30, 2006, total other operating income amounted to $79 and $345, compared with $91 and $245 during the same periods in 2005, representing a decline of $12 or 13.2% and an increase of $100, or 40.8%, respectively.

The increase in other operating income for the nine months ended September 30, 2006 compared with the same period in 2005 was attributed to a $150 gain on the sale of a parcel of Bank owned real estate adjacent to the Bank’s Southwest Harbor, Maine branch office, recorded during the first quarter of 2006.

Non-interest Expense

For the three and nine months ended September 30, 2006, total non-interest expenses amounted to $4,857 and $14,192, compared with $4,827 and $14,475 during the same periods in 2005, representing an increase of $30 or 0.6% and a decline of $283 or 2.0%, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three and nine months ended September 30, 2006, salaries and employee benefit expenses amounted to $2,360 and $7,077, compared with $2,323 and $7,421 during the same periods in 2005, representing an increase of $37 or 1.6% and a decline of $344 or 4.6%, respectively.

The decline in salaries and employee benefit expenses for the nine months ended September 30, 2006 compared with the same period in 2005 was attributed to a variety of factors including: lower levels of health insurance contributions due to favorable claims experience; certain employee severance costs recorded during the first quarter of 2005; changes to employee insurance programs; changes in overall staffing levels and mix; and lower levels of incentive compensation.

Salaries and employee benefit expenses reflect the Company’s January 1, 2006 adoption of Statement of Financial Accounting Standards 123(R), "Share-Based Payment," which mandated the expensing of stock options and other equity awards. For the three and nine months ended September 30, 2006 the Company recognized $38 and $109 of share-based compensation, respectively. There was no comparable expense recognized in 2005.

Occupancy Expenses: For the three and nine months ended September 30, 2006, total occupancy expenses amounted to $329 and $978, compared with $290 and $891 during the same periods in 2005, representing increases of $39 and $87, or 13.5% and 9.8%, respectively.

The increases in occupancy expenses reflect, in part, the renovation and opening of a new branch office in the community of Somesville, Maine, during the first quarter of 2006, offset in part by the favorable impact of relatively mild weather conditions in downeast and midcoast, Maine, during the first quarter of 2006 compared with the same period last year.

Furniture and Equipment Expenses: For the three and nine months ended September 30, 2006, furniture and equipment expenses amounted to $456 and $1,378, compared with $392 and $1,238 during the same periods in 2005, representing increases of $64 and $140, or 16.3% and 11.3%, respectively.

The increases in furniture and equipment expenses was principally attributed to certain expenses associated with the upgrade and maintenance of the Company’s technology infrastructure, and certain expenses associated with the Bank’s renovation and opening of a new branch office in the community of Somesville, Maine during the first quarter of 2006.

Credit Card Expenses: For the three and nine months ended September 30, 2005, credit card expenses amounted to $577 and $993, compared with $677 and $1,068 during the same periods in 2005, representing declines of $90 and $75, or 13.5% and 7.0%, respectively.

Credit card expenses principally relate to the Bank’s merchant credit card processing activities and, to a lesser extent, its Visa credit card portfolio. Historically, the Bank’s merchant credit card processing activities have been seasonal in nature with transaction volumes peaking in the summer and autumn, while declining in the winter and spring.

The declines in credit card expenses were principally attributed to lower merchant credit card processing volumes. As discussed above in this Report, the lower volumes were attributed, in part, to the partial relocation of the Bank’s largest merchant credit card client, combined with intensifying competition from large regional processors. The declines in merchant credit card processing expense were substantially offset by declines in merchant credit card income, which is included in non-interest income in the Company’s consolidated statements of income.

Other Operating Expenses: For the three and nine months ended September 30, 2006, other operating expenses amounted to $1,135 and $3,766, compared with $1,155 and $3,857 during the same periods in 2005, representing declines of $20 and $91, or 1.7% and 2.4%, respectively.

The declines in other operating expenses were attributed to declines in a variety of expense categories including professional services, software depreciation, loan collection expenses, insurance, equity investment impairment expense, charitable contributions, office supplies, insurance, meals and entertainment expenses, and ATM/Visa Check Card processing fees. The foregoing declines were substantially offset by expenses associated with the Bank’s outsourcing of its statement rendering function during the third quarter of 2005 and, to a lesser extent, increases in staff development and marketing expense.

Income Taxes

For the three and nine months ended September 30, 2006, income taxes amounted to $845 and $2,142, compared with $780 and $1,911 during the same periods in 2005, representing increases of $65 and $231, or 8.3% and 12.1%, respectively.

The Company's effective tax rates for the three and nine months ended September 30, 2006 amounted to 30.1% and 29.3%, compared with 30.0% and 28.8% for the same periods in 2005, respectively. The income tax provisions for these periods are less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Comparing the three and nine months ended September 30, 2006 with the same periods in 2005, the effective tax rates showed relatively small changes, principally due to non-taxable income and non-deductible expense bearing different percentages of income before income taxes than the comparable periods in 2005.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and investment securities, which at September 30, 2006 represented 68.9% and 24.9% of total assets, compared with 68.8% and 24.5% at December 31, 2005, respectively.

At September 30, 2006, total assets amounted to $795,048 compared with $748,454 and $702,708 at December 31 and September 30, 2005, representing increases of $46,594 and $92,340, or 6.2% and 13.1%, respectively.

Investment Securities

The investment securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other corporate issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government sponsored enterprises.

The securities available for sale portfolio is managed with the objective of exceeding the return that would be experienced if investing solely in U.S. Treasury instruments. The overall objectives of the Bank’s strategy for the investment securities portfolio include maintaining an appropriate liquidity reserves, diversifying earning assets, managing interest rate risk, leveraging the Bank’s strong capital position, and generating acceptable levels of net interest income.

Securities available for sale represented 100% of total investment securities at September 30, 2006 and 2005. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity.

At September 30, 2006, total investment securities amounted to $197,884, compared with $183,300 and $159,687 at December 31 and September 30, 2005, representing increases of $14,584 and $38,197, or 8.0% and 23.9%, respectively.

The growth in the securities portfolio occurred during the first six-months of 2006. In this regard, market yields showed meaningful improvement during the first six months of 2006, with the 5-year U.S. Treasury note climbing to a five year high and the benchmark 10-year U.S. Treasury note reaching a four year high. The foregoing market conditions presented management with opportunities for increasing the Bank’s earning assets and generating higher levels of net interest income.

During the third quarter of 2006, market yields posted sharp declines, prompting Bank management to significantly slow the growth of the securities portfolio. Comparing September 30, 2006 with June 30, 2006, the securities portfolio declined $6,431 or 3.1%, which was principally the result of pay-downs on mortgage backed securities, securities where callable features were exercised, and securities that were sold.

Impaired Securities: The securities portfolio contains certain investments where amortized cost exceeds fair market value, which at September 30, 2006 amounted to $2,838. Unrealized losses that are considered other-than-temporary are recorded as a loss on the Company’s consolidated statement of income. In evaluating whether impairment is other-than-temporary, management considers a variety of factors including the nature of the investment security, the cause of the impairment, the severity and duration of the impairment, and the Bank’s ability and intent to hold the security to maturity. Other data considered by management includes, for example, sector credit ratings, volatility of the security’s market price, and any other information considered relevant in determining whether other-than-temporary impairment has occurred.

Management believes the unrealized losses in the investment securities portfolio at September 30, 2006 were attributed to interest rate increases, and reflected the volatile movements in the U.S. Treasury curve over the past few years. Specifically, certain debt securities were purchased in an interest rate environment lower than where the U.S. Treasury yield curve stood on September 30, 2006. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investment securities until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investment securities to be other-than-temporarily impaired at September 30, 2006.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	September 30, 2006	December 31, 2005	September 30, 2005

Residential real estate mortgages	$250,950	$237,109	$233,713
Commercial real estate mortgages	154,027	135,493	127,107
Commercial and industrial loans	61,139	58,637	52,616
Agricultural and other loans to farmers	18,392	18,997	18,592
Consumer loans	11,532	12,582	10,055
Home equity loans	45,484	49,307	47,975
Tax exempt loans	5,963	2,741	3,796
Total loans	547,487	514,866	493,854
Allowance for loan losses	(4,593)	(4,647)	(4,725)
Total loans net of allowance for loan losses	$542,894	$510,219	$489,129

Total Loans: At September 30, 2006, total loans amounted to $547,487, compared with $514,866 and $493,854 at December 31, and September 30, 2005, representing increases of $32,621 and $53,633, or 6.3% and 10.9%, respectively.

At September 30, 2006, total commercial loans amounted to $233,558, compared with $213,127 and $198,315 at December 31 and September 30, 2005, representing increases of $20,431 and $35,243, or 9.6% and 17.8%, respectively.

Commercial loans represented 62.6% and 65.7% of total loan growth when comparing September 30, 2006 with December 31 and September 30, 2005, respectively. Commercial loan growth was principally driven by commercial real estate loans, which posted increases of $18,534 and $26,920, or 13.7% and 21.2%, when comparing September 30, 2006 with December 31 and September 30, 2005, respectively. Bank management attributes the overall growth in commercial loans, in part, to a mature commercial lending team, a variety of new business development initiatives, focused incentive compensation plans, and a relatively stable local economy.

At September 30, 2006, total consumer loans, which principally consisted of consumer real estate (residential mortgage) loans, amounted to $307,966, compared with $298,998 and $291,743 at December 31 and September 30, 2005, representing increases of $8,968 and $16,223, or 3.0% and 5.6%, respectively. Comparing September 30, 2006 with the same date last year, consumer real estate mortgage loans contributed $17,237 to the overall growth in consumer loans, offset in part by a $2,491 decline in home equity loans. The decline in home equity loans was due, in part, to borrower refinancing activity from higher variable interest rates to lower fixed interest rates.

Following record refinancing activity over the past few years and moderate increases in long-term interest rates, consumer real estate loan originations slowed during 2005 and this trend continued during the three and nine months ended September 30, 2006. However, consumer real estate loan growth continued during this period, as new home purchase transactions accounted for an increasing proportion of loan originations. In general, consumer loan origination activity has benefited from a relatively stable local economy and initiatives designed to expand the Bank's product offerings and attract new customers while continuing to leverage its existing customer base.

At September 30, 2006, consumer and commercial loans secured by real estate comprised 85.7% of the loan portfolio, compared with 85.2% and 85.6% at December 31 and September 30, 2005, respectively. Over the past few years, the strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank’s market area. Recognizing the impact this trend may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. There was no significant deterioration in the performance or risk characteristics of the real estate loan portfolio through the reporting period.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2005 and this continued to be the case during the nine months ended September 30, 2006. The following table sets forth the details of non-performing loans as of the dates indicated:

 TOTAL NON-PERFORMING LOANS

	September 30, 2006	December 31, 2005	September 30, 2005
Loans accounted for on a non-accrual basis:
Real estate loans:
Construction and development	$ ---	$ ---	$ ---
Mortgage	242	267	263
Loans to finance agricultural production and other loans to farmers	43	---	---
Commercial and industrial loans	434	593	376
Loans to individuals for household, family and other personal expenditures	6	5	6
Total non-accrual loans	725	865	645
Accruing loans contractually past due 90 days or more	20	3	7
Total non-performing loans	$745	$868	$652

Allowance for loan losses to non-performing loans	617%	535%	725%
Non-performing loans to total loans	0.14%	0.17%	0.13%
Allowance to total loans	0.84%	0.90%	0.96%

During the quarter ended September 30, 2006, non-performing loans remained at relatively low levels. The Bank attributes this success to mature credit administration processes and underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At September 30, 2006, total non-performing loans amounted to $745, or 0.14% of total loans, compared with $868 or 0.17% at December 31, 2005, and $652 or 0.13% at September 30, 2005.

While the level of non-performing loan ratios continued to reflect the favorable quality of the loan portfolio at September 30, 2006, Bank management is cognizant of relatively soft economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including higher interest rates and debt service levels, oil and gas prices, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. OREO is classified on the consolidated balance sheet with other assets. At September 30, 2006, there was no OREO, unchanged from December 31 and September 30, 2005.

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

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $477 as of September 30, 2006, compared with $593 and $376 as of December 31 and September 30, 2005, respectively. The related allowance for loan losses on these impaired loans amounted to $156 as of September 30, 2006, compared with $238 and $196 at December 31 and September 30, 2005, respectively.

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

The Bank’s loan loss experience remained at low levels during nine months ended September 30, 2006, with net loan charge-offs amounting to $178, or annualized net charge-offs to average loans outstanding of 0.04%. While net loan charge-offs were $24 higher than the same period in 2005, management does not consider this increase as significant, or reflective of a deterioration of the overall credit quality of the loan portfolio. In this regard, $193 of the 2006 net charge-offs were attributed to one credit.

There were no material changes in loan concentrations during the nine months ended September 30, 2006.

The following table details changes in the allowance and summarizes loan loss experience by loan type for the nine-month periods ended September 30, 2006 and 2005.

ALLOWANCE FOR LOAN LOSSES
NINE MONTHS ENDED
SEPTEMBER 30, 2006 AND 2005

	2006	2005

Balance at beginning of period	$ 4,647	$ 4,829
Charge-offs:
Commercial, financial, agricultural, other loans to farmers	12	72
Real estate:
Construction and development	---	---
Mortgage	193	19
Installments and other loans to individuals	61	110
Total charge-offs	266	201

Recoveries:
Commercial, finance agricultural, other loans to farmers	3	13
Real estate:
Construction and development	---	4
Mortgage	40	1
Installments and other loans to individuals	45	29
Total recoveries	88	47

Net charge-offs	178	154
Provision charged to operations	124	50

Balance at end of period	$ 4,593	$ 4,725

Average loans outstanding during Period	$533,954	$491,171

Annualized net charge-offs to average loans outstanding	0.04%	0.04%

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at September 30, 2006, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

Deposits

During the three and nine months ended September 30, 2006, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in summer and autumn. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing capacity from the Federal Home Loan Bank of Boston, brokered certificates of deposit obtained from the national market and cash flows from the securities portfolio.

At September 30, 2006, total deposits amounted to $514,381, compared with $445,731 and $436,605 at December 31 and September 30, 2005, representing increases of $68,650 and $77,776, or 15.4% and 17.8%, respectively.

Deposit growth was supplemented with certificates of deposit obtained from the national market ("brokered deposits"), which at September 30, 2006 totaled $85,926, compared with $60,386 and $51,800 at December 31 and September 30, 2005, representing increases of $25,540 and $34,126, or 42.3% and 65.9%, respectively. The increases in brokered deposits were utilized to help fund the Bank’s earning asset growth, which outpaced retail deposit growth. Additionally, during 2006, the Bank modified its funding and liquidity strategies, providing more balance between brokered deposits and borrowed funds. In this regard, borrowed funds at September 30, 2006 showed a decline of $24,518 or 10.2% compared with December 31, 2005 and an increase of $11,124 or 5.5% compared with September 30, 2005.

At September 30, 2006, retail deposits totaled $428,455 compared with $385,345 and $384,805 at December 31 and September 30, 2005, representing increases of $43,110 and $43,650, or 11.2% and 11.3%, respectively. Comparing September 30, 2006 with the same date in 2005, savings and money market accounts led the overall growth in retail deposits, posting an increase of $33,470, or 25.5%. The increase in savings and money market accounts was principally attributed to the successful introduction of a new variable rate money market account in January 2006, combined with increases in a money market product offered to clients of Bar Harbor Trust Services, the Bank’s wholly owned trust company subsidiary.

The rate of demand deposit growth accelerated during the third quarter of 2006. At September 30, 2006, demand deposits totaled $64,018, representing increases of $8,567 and $3,382 compared with December 31 and September 30, 2005, or 15.5% and 5.6%, respectively. During the later part of 2005, the Bank launched several new demand deposit products, including free business and personal checking products, which it believes are highly competitive. Management believes these new products contributed to the increases in demand deposits noted above.

Management believes that competition from banks and non-banks has intensified, as savers and investors seek higher returns in an atmosphere of rising short-term interest rates, and that financial institutions in particular have been aggressively pricing their deposits in order to fund earning asset growth. Since short-term interest rates began rising in June 2004, Bank management has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position.

At September 30, 2006, retail deposits represented 83.3% of total deposits, compared with 86.5% and 88.1% at December 31 and September 30, 2005, respectively.

Borrowed Funds

Borrowed funds principally consist of advances from the Federal Home Loan Bank of Boston (the "FHLB") and, to a lesser extent, securities sold under agreements to repurchase. Advances from the FHLB are principally secured by stock in the FHLB, investment securities, and blanket liens on qualifying mortgage loans and home equity loans.

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

At September 30, 2006, total borrowings amounted to $215,178, compared with $239,696 and $204,054 at December 31 and September 30, 2005, representing a decline of $24,518 or 10.3% and an increase of $11,124 or 5.5%, respectively.

As discussed above, during 2006 the Bank modified its funding and liquidity strategies, providing more balance between brokered deposits and borrowed funds. The decline in borrowings from December 31, 2005 levels reflects the Bank’s utilization of a greater proportion of brokered deposits to help support earning growth combined with the strong inflow of seasonal deposits.

At September 30, 2006, total borrowings expressed as a percent of total assets amounted to 27.1%, compared with 32.0% and 29.0% at December 31 and September 30, 2005, respectively.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the third quarter of 2006 the Company maintained its strong capital position and continued to be a "well capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of September 30, 2006, the Company and the Bank were considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at September 30, 2006 and December 31, 2005, under the rules applicable at that date.

	September 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$61,700	11.91%	$59,063	12.05%
Regulatory Requirement	41,442	8.00%	39,207	8.00%
Excess	$20,258	3.91%	$19,856	4.05%

Tier 1 Capital to Risk Weighted Assets	$57,107	11.02%	$54,416	11.10%
Regulatory Requirement	20,721	4.00%	19,604	4.00%
Excess	$36,386	7.02%	$34,812	7.10%

Tier 1 Capital to Average Assets	$57,107	7.15%	$54,416	7.52%
Regulatory Requirement	31,947	4.00%	28,947	4.00%
Excess	$25,160	3.15%	$25,469	3.52%

The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $2,060 and $1,939 during the nine months ended September 30, 2006 and 2005, at a rate of $0.675 and $0.630 per share, respectively.

In March 2004, the Company announced its second stock repurchase plan. The board of directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and continued through December 31, 2005. The Company’s board of directors subsequently authorized the continuance of this stock repurchase plan through December 31, 2006. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of September 30, 2006, the Company had repurchased 139,109 shares of stock under this plan, or 44.9% of the total authorized, at a total cost of $3,855 and an average price of $27.71 per share. The Company records the repurchased shares as treasury stock.

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

The following table summarizes the Company’s contractual obligations at September 30, 2006. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	>1-3 Years	>3-5 Years	> 5 Years

Operating Leases	$ 325	$ 62	$ 134	$ 129	$ ---
Borrowings from Federal Home Loan Bank	201,478	108,335	56,629	29,700	6,814
Securities sold under agreements to repurchase	13,700	13,700	---	---	---
Total	$215,503	$122,097	$56,763	$29,829	$6,814

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated at their contractual final maturity dates. At September 30, 2006, the Bank had $40 million in callable advances.

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

Off-Balance Sheet Arrangements

The Company is, from time to time, a party to certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that may be considered material to investors.

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

At September 30, 2006, commitments under existing standby letters of credit totaled $442, compared with $115 at both December 31 and September 30, 2005. The fair values of the standby letters of credit were not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit as of the dates shown:

(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005

Commitments to originate loans	$ 30,670	$ 40,779	$ 37,395
Unused lines of credit	80,454	73,190	70,395
Un-advanced portions of construction loans	8,363	6,110	9,562
Total	$119,487	$120,079	$117,352

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

At September 30, 2006, the Bank had four outstanding derivative instruments with notional amounts totaling $50,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of September 30, 2006 are summarized below. Also refer to Note 7 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at September 30, 2006, based upon the then current Prime interest rate of 8.25%.

	Total	Less Than 1 Year	1-3 Years

Fixed payments due from counter-party	$2,006	$1,181	$ 825
Variable payments due to counter-party based on prime rate	2,674	1,585	1,089
Net cash flow	($ 668)	($ 404)	($ 264)

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/01/10	6.00%	$186
$10,000	11/01/10	6.50%	$ 69

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At September 30, 2006, liquidity, as measured by the basic surplus/deficit model, was 9.6% over the 30-day horizon and 9.2% over the 90-day horizon.

At September 30, 2006, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $65 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

The Bank maintains a liquidity contingency plan approved by the Bank’s Board of Directors. This plan addresses the steps that would be taken in the event of a liquidity crisis, and identifies other sources of liquidity available to the Company. The Company believes that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer savings habits and availability or access to the brokered deposit market could potentially have a significant impact on the Company’s liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2006, over one and two-year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
SEPTEMBER 30, 2006

(Dollars in thousands)	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short Term Rates

Year 1
Net interest income change ($)	$1,442	($2,065)	$1,856
Net interest income change (%)	6.44%	(9.23%)	8.29%

Year 2
Net interest income change vs. year one base ($)	$2,546	($2,136)	$4,777
Net interest income change vs. year one base (%)	11.38%	(9.55%)	21.35%

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

At September 30, 2006, the U.S. Treasury yield curve ("yield curve") was inverted, with the two and ten-year U.S. Treasury notes closing at 4.68% and 4.63%, respectively. Given this historical phenomenon, interest rate risk sensitivity modeling is more challenging than would traditionally be the case. Traditional modeling of parallel movements in the September 30, 2006 yield curve would suggest that it would remain inverted in either an increasing or declining interest rate environment, a scenario management believes is not likely and one that has historically not occurred. These challenges are discussed in the following discussion and analysis covering the Bank’s interest rate risk sensitivity.

Assuming interest rates remain at their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will trend slowly upward over the one and two-year horizons. The upward trend principally results from the re-investment of security and loan cash flows into higher current interest rate levels, while loans will "index up" in response to past interest rate movements more quickly than funding costs. Although short-term market interest rates have risen with the increases in the Federal Funds rate, the Bank has generally lagged the market with respect to the pricing of certain non-maturity deposit rates without a material run-off in balances. Margins could narrow if the Bank is prompted to increase deposit interest rates in response to competitive market pricing pressures. Management anticipates that continued earning asset growth would be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming short-term and long-term interest rates decline from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will increase over the one and two-year horizons. The interest rate sensitivity simulation model suggests that over the one and two-year horizons, funding cost reductions will outpace falling asset yields, favorably impacting net interest income. Management anticipates that only moderate earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. In view of the inverted U.S. Treasury yield curve at September 30, 2006 and in light of the seventeen successive increases in short term interest rates through June 2006, management modeled alternative future interest rate scenarios and the anticipated impact on net interest income. Assuming the Bank’s balance sheet structure and size remain at current levels, with the short-term Federal Funds interest rate declining 200 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will post meaningful increases over the twelve-month horizon and continue to strengthen over the 24 month horizon. Management believes this scenario is more likely than a parallel 200 basis point decline in short and long-term interest rates, given the current shape of the yield curve and historical movements in the yield curve. Management also believes this scenario will meaningfully increase net interest income without earning asset growth.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by an additional 200 basis points, and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will post significant declines over the one and two-year horizons, but begin a steady recovery beyond the two-year horizon. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price more quickly than its earning asset base over the one and two-year horizons, but this trend will begin reversing itself beyond the two-year horizon. Management believes that strong earning asset growth would be necessary to maintain or increase the current level of net interest income should short and long-term interest rates rise in parallel. Management believes this is a scenario that is less likely to occur, given that the yield curve would have to remain flat-to-inverted over the one and two-year horizons, a phenomenon that has not ever historically occurred. Management also believes that, following 17 successive interest rate increases through June 2006, the Federal Reserve is nearing or at the end of its short-term interest rate tightening cycle, which, historically, has preceded declines in short-term interest rates.

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

Item 1A: Risk Factors

 There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

           (a)  None

           (b)  None

            (c)  The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Section 240.10b-18(a)(3) under the Exchange Act, of shares of Company’s common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2006	825	$29.25	825	178,008
August 1 - 31, 2006	2,975	$29.11	2,975	175,033
September 1 - 30, 2006	4,142	$29.38	4,142	170,891

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

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: November 8, 2006	Joseph M. Murphy
Chief Executive Officer

/s/Gerald Shencavitz

Date: November 8 , 2006	Gerald Shencavitz
Chief Financial Officer