Form 10-K
period 2006-12-31
BAR HARBOR BANKSHARES
filed 2007-03-16
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 0-13666
BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification Number)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number,| including area code)

Securities registered pursuant to Section 12(g) of the Act:

                         Title of Class                                       Name of Exchange on Which Registered
Common Stock, $2.00 par value per share                                     American Stock Exchange

                    Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES: _____  NO:    X
                    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: YES: _____  NO:     X
                    Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES:     X    NO: _____
                    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. _____
                    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
                                                                        Large accelerated filer _____        Accelerated filer     X           Non-accelerated filer _____
                    Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): YES: _____  NO:     X
                    As of June 30, 2006, the aggregate market value of the 2,989,070 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the approximately 59,770 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $88,262,471. This aggregate market value is based on the last sale price of $28.95 per share of the Registrant’s Common Stock on June 30, 2006, as reported in The Wall Street Journal on July 3, 2006. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an affirmation of such status.
                    Number of shares of Common Stock par value $2.00 outstanding as of March 6, 2007: 3,047,530

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

(ii)

The Company's earnings depend to a great extent on the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and borrowings) generated by the Company’s wholly owned banking subsidiary, Bar Harbor Bank & Trust, (the "Bank"), and thus the Company’s results of operations may be adversely affected by increases or decreases in interest rates;

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	6

	Organization	6
	Bar Harbor Bank & Trust	6
	Bar Harbor Trust Services	8
	Economy	8
	Competition	9
	Management and Employees	10
	Supervision and Regulation	10
	Financial Information About Industry Segments	16
	Guide 3 Information	16
	Availability of Information – Company Website	16

ITEM 1A	RISK FACTORS	16

ITEM 1B	UNRESOLVED STAFF COMMENTS	21

ITEM 2	PROPERTIES	22

ITEM 3	LEGAL PROCEEDINGS	23

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	24

	Quarterly Stock Prices	24
	Dividends Paid to Shareholders	25
	Stock Repurchase Plan	25
	Incentive Stock Option Plan	26
	Transfer Agent Services	26

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	26

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

	Executive Overview	28
	Application of Critical Accounting Policies	32
	Financial Condition	33
	Results of Operations	57

PART I

ITEM 1. BUSINESS

Organization

Bar Harbor Bankshares (the "Company") was incorporated January 19, 1984. As of March 6, 2007, the Company’s securities consisted of one class of common stock, par value of $2.00 per share, of which there were 3,047,530 shares outstanding held of record by approximately 1,021 shareholders. The Company has one, wholly owned first tier operating subsidiary, Bar Harbor Bank & Trust (the "Bank"), a community bank, which offers a wide range of deposit, loan, and related banking products, as well as brokerage services provided through a third-party brokerage arrangement. In addition, the Company offers trust and investment management services through its second tier subsidiary, Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company. These products and services are offered to individuals, businesses, not-for-profit organizations and municipalities.

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

The Bank has twelve branch offices located throughout downeast and midcoast Maine, including its principal office located at 82 Main Street, Bar Harbor. The Bank’s offices are located in Hancock, Washington, and Knox Counties, representing the Bank’s principal market areas. The Hancock County offices, in addition to Bar Harbor, are located in Blue Hill, Deer Isle, Ellsworth, Northeast Harbor, Somesville, Southwest Harbor, and Winter Harbor. The Washington County offices are located in Milbridge, Machias, and Lubec. The Knox County office is located in Rockland. The Bank delivers its operations and technology support services from its operations center located in Ellsworth, Maine.

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

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a materially adverse effect on its business. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in the summer and fall. These seasonal swings have been fairly predictable and have historically not had a material adverse impact on the Bank or its liquidity position. Approximately 89% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on all of the deposit account products it offers and does not anticipate any material loss of these deposits.

The Bank emphasizes personal service to the community, with a concentration on retail banking. Customers are primarily individuals and small businesses to which the Bank offers a wide variety of products and services.

Retail Products and Services: The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and borrowing needs of its retail customers. The Bank’s retail deposit products and services include checking accounts, interest bearing NOW accounts, money market accounts, savings accounts, club accounts, short-term and long-term certificates of deposit, and Individual Retirement Accounts. Credit products and services include home mortgages, residential construction loans, home equity loans and lines of credit, student loans, credit cards, installment loans, and overdraft protection services. Secured and unsecured installment loans are provided for new or used automobiles, boats, recreational vehicles, mobile homes and other personal needs. The Bank also offers other customary products and services such as safe deposit box rental, wire transfers, check collection services, foreign currency exchange, money orders, Travelers Checks, and U.S. Savings Bonds.

The Bank staffs a customer service center, providing customers with telephone and e-mail responses to their questions and needs. The Bank also offers free banking-by-mail services.

Retail Brokerage Services: The Bank retains Infinex Investments, Inc, ("Infinex") as a full service third-party broker-dealer, conducting business under the assumed business name "Bar Harbor Financial Services." Bar Harbor Financial Services is a branch office of Infinex, an independent registered broker-dealer offering securities and insurance products that is not affiliated with the Company or its subsidiaries. These products are not deposits, are not insured by the FDIC or any other government agency, are not guaranteed by the Bank or any affiliate, and may be subject to investment risk, including possible loss of value.

Bar Harbor Financial Services principally serves the brokerage needs of individuals, from first-time purchasers, to sophisticated investors. It also offers a line of life insurance, annuity, and retirement products, as well as financial planning services. Infinex was formed by a group of member banks, and is reportedly the current largest provider of third party investment and insurance services to banks and their customers in New England. Through Infinex, the Bank is able to take advantage of the expertise, capabilities, and experience of a well-established third-party broker-dealer in a cost effective manner.

Electronic Banking Services: The Bank continues to offer free Internet banking services, including free check images and electronic bill payment, through its dedicated website at www.BHBT.com. Additionally, the Bank offers TeleDirect, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the Bank’s twelve branch locations, as well as three machines in non-Bank locations. These ATMs access major networks throughout the United States, including Plus, NYCE, and other major ATM and credit card companies. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to over 150 ATMs throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

Commercial Products and Services: The Bank serves the small business market throughout downeast and midcoast Maine. It offers business loans to individuals, partnerships, corporations, and other business entities for capital construction, real estate and equipment financing, working capital, real estate development, and a broad range of other business purposes. Business loans are provided primarily to organizations and sole proprietors in the tourist, hospitality, healthcare, blueberry, boatbuilding, and fishing industries, as well as to other small and mid-size businesses associated with coastal communities. Certain larger loans, which exceed the Bank’s lending limits, are written on a participation basis with other financial institutions, whereby the Bank retains only such portions of those loans that are within its lending limits and credit risk tolerances.

The Bank offers a variety of commercial deposit accounts, most notably business checking and tiered money market accounts. These accounts are typically used as operating accounts or short-term savings vehicles. The Bank’s cash management services provide business customers with short-term investment opportunities through a cash management sweep program, whereby excess operating funds over established thresholds are swept into overnight securities sold under agreements to repurchase. The Bank also offers Business On Line Direct ("BOLD") an Internet banking service for businesses. This service allows business clients to view their account histories, print statements, view check images, order stop payments, transfer funds between accounts, transmit Automated Clearing House (ACH) files, and order both domestic and foreign wire transfers. Other commercial banking services include merchant credit card processing, night depository, and coin and currency handling.

Bar Harbor Trust Services

Trust Services is a Maine chartered, non-depository trust company and a wholly owned subsidiary of the Bank. Trust Services provides a comprehensive array of trust and investment management services to individuals, businesses, not-for-profit organizations, and municipalities of varying asset size.

Trust Services serves as trustee of both living trusts and trusts under wills, including revocable and irrevocable, charitable remainder and testamentary trusts, and in this capacity holds, accounts for and manages financial assets, real estate and special assets. Trust Services offers custody, estate settlement, and fiduciary tax services. Additionally, Trust Services offers employee benefit trust services for which it acts as trustee, custodian, administrator and/or investment advisor, for employee benefit plans and for corporate, self employed, municipal and not-for-profit employers located throughout the Company’s market areas.

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2006, Trust Services served 754 client accounts, with assets under management and held in custody amounting to $252 million and $37 million, respectively.

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

Despite Maine’s strong natural resource heritage and the independent nature of its people, Maine’s economic vitality has become dependent on regional and national activity. As Maine’s economy has transitioned from an agricultural and industrial foundation towards a service and information-based economy, it has become increasingly dependent on the global marketplace. As in other states, Maine’s economy is being shaped and propelled by several factors including its population dynamics, the changing composition of the job base, globalization, and technology.

According to the Maine State Planning Office, the Maine economy grew moderately in 2006, finding stability despite the potential threats of high energy prices, rising interest rates, and a declining housing market. The housing slowdown in Maine emerged in late summer and continued through the fall. Home sales in the September to November timeframe were down 14% from a year earlier, the same decline experienced by New England as a whole. The State Planning Office also reported that while Maine’s Gross State Product grew by 1.5% in 2006, that growth was less than half the national growth rate of 3.2%.

According to the Maine Department of Revenue Services, taxable sales grew 3% in 2006 compared with 2005. Restaurant/Lodging and Other Retail stores saw the strongest sales growth of 5% and 8%, respectively. The weakest growth was in the automotive and transportation category where taxable sales actually declined 2%. Reflecting recent declines in the housing markets, while building supplies were up 3% in 2006, the November and December numbers were 10% lower than the same period in 2005.

According to the Maine Department of Labor, the 2006 unemployment rate fell to 4.6% compared with 4.8% in 2005. In December, the unemployment rate was 4.7% compared with the national rate of 4.5%. During 2006, job gains were achieved in all sectors except manufacturing.

The northern New England economy as a whole continues to expand at a modest pace. Commercial businesses are generally performing well and experiencing moderate growth. Meanwhile, retail sales sagged towards the end of the year reflecting a disappointing holiday season and the housing slowdown. The slower real estate market sales pace has translated into comparatively higher amounts of inventory across the region, and declining property values in general.

Changes in the economy are difficult to predict, and the foregoing discussion may or may not be indicative of whether the northern New England economy, including the state of Maine, and particularly downeast and midcoast Maine, is improving or will continue to strengthen. A downturn in the local economies that the Company serves, or material adverse changes in the real estate markets could negatively impact the Company’s business, financial condition, and results of operations.

Competition

The Company competes principally in downeast and midcoast Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be in Hancock, Knox, and Washington counties, each in the state of Maine. According to the most recent Census Bureau Report (2003), the population of these three counties is 52,792, 40,406 and 33,479 respectively, representing a combined population of approximately 126,677. Their economies are based primarily on tourism, healthcare, fishing, aquaculture, agriculture, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

Like most financial institutions in the United States, the Company competes with an ever-increasing array of financial service providers. As the national economy moves further towards a concentration of service companies and the overall health of the financial services industry continues to be strong, competitive pressures will mount.

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

The financial services industry is undergoing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Further technological advances are likely to intensify competition by enabling more companies to provide financial resources. Accordingly, the Company’s future success will depend in part on its ability to address customer needs by using technology. There is no assurance that the Company will be able to develop new technology-driven products and services or be successful in marketing these products to its customers. Many of the Company’s competitors have far greater resources to invest in technology.

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

Joseph M. Murphy also serves as President and Chief Executive Officer of the Bank. Gerald Shencavitz also serves as Chief Financial Officer, Chief Operating Officer and Treasurer of the Bank, and Chief Financial Officer of Trust Services. Other senior operating positions in the Company includes a President of Trust Services, and Senior Vice Presidents in charge of retail banking, business banking, credit administration, operations, human resources and marketing.

As of December 31, 2006, the Bank employed 144 full-time equivalent employees, Trust Services employed 12 full-time equivalent employees, and the holding company employed 3 full-time employees, representing a full-time equivalent complement of 159 employees of the Company.

The Company maintains comprehensive employee benefit programs, which provide health, dental, long-term and short-term disability, and life insurance. All Company employees are eligible for participation in the Bar Harbor Bankshares 401(k) Plan provided they meet minimum age requirements. Certain officers and employees of the Company and its subsidiaries also participate in the Company’s 2000 Stock Option Plan and/or have incentive bonus compensation plans, deferred compensation arrangements, supplemental executive retirement agreements and change in control, confidentiality and non-compete agreements.

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

Bank Holding Company Act: As a registered BHC and a Maine financial institution holding company, the Company is subject to regulation under the BHC Act and Maine law and to examination and supervision by the Board of Governors of the FRB and the Superintendent, and is required to file reports with, and provide additional information requested by, the FRB and the Superintendent. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals that violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary of a BHC.

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

Bank Holding Company Support of Subsidiary Banks: Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiaries and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of Federal Deposit Insurance Act, as amended, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default."

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

Change in Bank Control Act: The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a BHC, unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a BHC with a class of securities registered under section 12 of the Securities Exchange Act of 1934 as amended (the "Act"), would, under the circumstances set forth in the presumption, constitute acquisition of control of the BHC. In addition, a company is required to obtain the approval of FRB under the BHC Act before acquiring 25% (5% in the case of an acquirer that is a BHC) or more of any class of outstanding voting securities of a BHC, or otherwise obtaining control or a "controlling influence" over that BHC.

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

Under current Maine corporation law, the directors of a corporation may make distributions to its shareholders (subject to restriction by the articles of incorporation) if, (1) the corporation’s assets exceed its liabilities (plus any amounts payable to preferred classes of stock), and (2) the corporation is able to pay its debts as they become due in the usual course of business (i.e., it must not be insolvent). These limitations generally apply to investor owned Maine financial institutions and financial institution holding companies.

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

At December 31, 2006, and at the time of this report, the Company’s risk-based capital ratio and leverage ratio were well in excess of regulatory requirements, and its management expects these ratios to remain in excess of regulatory requirements. Separate, but substantially similar, capital requirements under FDIC regulations apply to the Company’s bank subsidiary, and these also exceed regulatory requirements at December 31, 2006, and at the time of this report.

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

In 2005, the federal banking agencies issued an advance notice of proposed rulemaking ("ANPR") concerning potential changes in the risk-based capital rules ("Basel 1-A") that are designed to apply to, and potentially reduce the risk capital requirements of, bank holding companies, such as the Company, that are not among the 20 or so largest U. S. bank holding companies. In December 2006, the FDIC issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A (the "NPR"), which would allow banks and bank holding companies that are not among the 20 or so largest U. S. bank holding companies to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. The NPR would also, among other changes, amend the ANPR to add new risk weights, expand the use of external credit ratings for certain exposures and expand the range of eligible collateral and guarantors used to mitigate credit risk. The NPR remains subject to approval by other regulatory agencies, and if approved, will be made available to the public for comment, and in all likelihood, will be subject to further revision. The effective date, if adopted, of the Basel 1-A rules also remains uncertain. Accordingly, the Company is not yet in a position to determine the effect of such rules on its risk capital requirements.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Part II, Item 7, section entitled "Capital Resources" and from Part II, Item 8, Notes to Consolidated Financial Statements, Note 12 "Shareholders’ Equity," each in this Annual Report on Form 10-K for the year ended December 31, 2006.

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

USA Patriot Act: The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The Patriot Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, including the Bank and Trust Services, to adopt and implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions. It also requires the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money-laundering activities when considering applications filed under Section 3 of the BHC Act, or under the Bank Merger Act. In 2006, final regulations under the USA Patriot Act were issued requiring financial institutions, including the Bank, to take additional steps to monitor their correspondent banking and private banking relationships as well as their relationships with "shell banks." Management believes the Company is in compliance with all of the requirements prescribed by the Patriot Act and all applicable final implementing regulations.

Insurance of Accounts and FDIC Regulation: The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the "FDI Reform Act"). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the "DIF") that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks and savings associations, including the Bank, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. For institutions, such as the Bank, which are the lowest risk category, assessment rates will vary initially from five (5) to seven (7) basis points per $100 of insured deposits. The Federal Deposit Insurance Act ("FDIA") as amended by the FDI Reform Act requires that the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the "DRR") for a particular year within a range of 1.15% to 1.50%. For 2007, the FDIC has set the initial DRR at 1.25%. Under the FDIC’s revised premium assessment program, every FDIC insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. In 2006 the Bank paid assessments totaling $58,267, or 0.0122 cents per $100 of deposits. The Company cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above 2006 levels.

Securities Regulation: The common stock of the Company is registered with the U. S. Securities and Exchange Commission ("SEC") under Section 12(g) of the Securities Exchange Act of 1934, as amended. Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Act.

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

The Company regularly assesses the level of operational risk throughout the organization and has established systems of internal controls that provide for timely and accurate information. Testing of the operating effectiveness of these control systems is performed regularly. While not providing absolute assurance, these systems of internal controls have been designed to manage operational risks at appropriate, cost-effective levels. Procedures exist that are designed to ensure policies relating to conduct, ethics, and business practices are followed. From time to time losses from operational risk may occur, including the effects of operational errors. Such losses are recorded as non-interest expense.

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

The Bank’s primary source of funding is retail deposits, gathered throughout its network of twelve banking offices. Wholesale funding sources principally consist of borrowing lines from the Federal Home Loan Bank of Boston of which it is a member, and brokered certificates of deposit obtained from the national market. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales. The Bank could also borrow through the Federal Reserve’s discount window.

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

The Company and the Bank are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company and the Bank conducts its business, undertakes new investments and activities, and obtains financing. These laws and regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Company’s shareholders. These laws and regulations may sometimes impose significant limitations on the Company’s operations. The more significant federal and state banking regulations that affect the Company and the Bank are described in this report at Part I, Item 1, "Supervision and Regulation." These regulations, along with the existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

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

Non-compliance with the Bank Secrecy Act, the USA Patriot Act and related laws and regulations could result in significant fines or sanctions. These particular laws and regulations have significant implications for all financial institutions, establish new crimes and penalties, and require the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money-laundering and terrorist activities. Even innocent non-compliance and inconsequential failure to follow the regulations may result in significant fines or other penalties, which could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.

The Bank could be held responsible for environmental liabilities relating to properties acquired through foreclosure, resulting in significant financial loss.

In the event the Bank forecloses on a defaulted commercial or residential mortgage loan to recover its investment, it may be subject to environmental liabilities in connection with the underlying real property, which could significantly exceed the value of the real property. Although the Bank exercises due diligence to discover potential environmental liabilities prior to acquiring any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during its ownership or after a sale to a third party. There can be no assurance that the Bank would not incur full recourse liability for the entire cost of any removal and cleanup on an acquired property, that the cost of removal and cleanup would not exceed the value of the property, or that it could recover any of the costs from any third property. Losses arising from environmental liabilities could have a material adverse impact on the Company’s business, financial condition, results of operations, or liquidity.

The preparation of the Company’s financial statements requires the use of estimates that could significantly vary from actual results.

The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. The most critical estimate is the allowance for loan losses. Due to the inherent nature of estimates, the Company cannot provide absolute assurance that it will not significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than the provided allowance, which could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity. For further information on the use of estimates, refer to this report at Part II, Item 7, "Application of Critical Accounting Policies."

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The thirteen parcels of real estate owned and utilized by the Company for its operations are described below:

1. The principal office of the Bank is located at 82 Main Street, Bar Harbor, Maine, and includes a building, which houses its banking facilities and administrative offices. The building was renovated in 1998.

2. A retail branch banking office is located at 111 Main Street, Northeast Harbor, Maine. This property consists of a building constructed in 1974 that underwent interior renovations in 1998 to better meet the Bank’s needs at that location.

3. A retail branch banking office is located at 314 Main Street, Southwest Harbor, Maine. This property consists of a building constructed in 1975. The branch office was added to, and renovated in 1989, to better meet the Bank’s needs at that location.

4. A retail branch banking office is located at 25 Church Street, Deer Isle, Maine. This property consists of a building constructed in 1974 that was added to and renovated in 1994 to better meet the Bank’s needs at that location.

5. A retail branch banking office is located at 21 Main Street, Blue Hill, Maine. This property consists of a building constructed in 1960 that underwent renovations in 1989 to better meet the Bank’s needs at that location. A parcel of land adjacent to the Blue Hill branch was purchased in 1981, but has not been developed. A second improved parcel of land contiguous to this branch was purchased in 2005. The Bank is currently evaluating expansion at its Blue Hill location.

6. A retail branch banking office is located at 2 Bridge Street, Milbridge, Maine. This property consists of a building constructed in 1974, to which a vestibule was added in 1994 to house an ATM that helps to better meet the needs at that location.

7. A retail branch banking office is located at 68 Washington Street, Lubec, Maine. This property consists of a building constructed in 1990 and is considered adequate for the Bank’s needs at that location.

8. A retail branch banking office is located 137 High Street, Ellsworth, Maine. This property consists of a building constructed in 1982. The Bank is currently evaluating expansion of the Ellsworth office.

9. A retail branch banking office is located at 385 Main Street, Winter Harbor, Maine. This property consists of a building constructed in 1995 and is considered adequate for the Bank’s needs at that location.

10. A retail branch banking office is located at 20 Main Street, Machias, Maine. This property consists of a building that was purchased from Key Bank of Maine in May 1990, and was renovated in 1995 to better meet the Bank’s needs at that location.

11. A retail branch banking office is located at 245 Camden Street (Route 1), Rockland, Maine. The property consists of a building that was purchased from Androscoggin Savings Bank in February 2004. The branch facility was built in 1977 and is considered adequate for the Bank’s needs at that location.

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

Additional real estate owned by the Company includes two additional parcels (one improved) contiguous to the Bank’s 135 High Street, Ellsworth location.

The Bank’s Somesville branch banking office located at 1055 Main Street, Somesville, Maine, is a leased property. The Bank and Trust Services also lease office space at One Cumberland Place in Bangor, Maine.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders in the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the American Stock Exchange ("AMEX") under the trading symbol BHB. The following table sets forth the market prices per share of BHB Common Stock as reported by AMEX.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low

2006	$31.59	$25.90	$31.70	$28.22	$30.24	$28.00	$32.25	$28.05
2005	$29.15	$26.70	$27.49	$26.30	$27.55	$26.40	$28.79	$25.85

As of March 6, 2007, there were 1,021 registered holders of record of Bar Harbor Bankshares Common Stock.

The following graph illustrates the estimated yearly percentage change in the Company's cumulative total stockholder return on its Common Stock for each of the last five years. Total stockholder return is computed by taking the difference between the ending price of the Common Stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the Common Stock at the end of the previous year. For purposes of comparison, the graph also illustrates comparable stockholder return of AMEX listed banks as a group as measured by the AMEX Market Index and the peer group index as defined by AMEX. The graph assumes a $100 investment on December 31, 2001 in the common stock of each of the Company, the AMEX peer group banks and the AMEX Market Index as a group and measures the amount by which the market value of each, assuming reinvestment of dividends, has increased as of December 31 of each calendar year since the base measurement point of December 31, 2001.

(COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN GRAPH)

 Market values are based on information obtained from the American Stock Exchange.

	12/01	12/02	12/03	12/04	12/05	12/06

Bar Harbor Bankshares	100.00	111.81	162.08	179.32	167.90	209.00
AMEX Composite	100.00	100.08	144.57	178.46	220.35	262.17
AMEX Banks & Financial Services	100.00	110.38	143.44	168.90	150.27	160.45

Dividends paid by the Company in 2006 and 2005 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2006	$0.220	$0.225	$0.230	$0.230	$0.905
2005	$0.210	$0.210	$0.210	$0.210	$0.840

During 2006, the Company declared and distributed cash dividends in the aggregate amount of $2.76 million, compared with $2.58 million in 2005. The Company’s 2006 dividend payout ratio amounted to 40.1%, compared with 40.2% in 2005. The total dividends paid in 2006 amounted to $0.905 per common share of stock, compared with $0.84 in 2005, representing an increase of $0.065, or 7.7%.

In the first quarter of 2007, the Company increased its quarterly cash dividend by $0.005 to $0.235 per common share, representing an increase of $0.015 or 6.8% compared with the dividend paid for the same quarter in 2006. The dividend will be paid March 15, 2007 to shareholders of record as of the close of business on February 16, 2007.

The Company has a history of paying quarterly dividends on its common stock. However, the Company’s ability to pay such dividends depends on a number of factors, including the Company’s financial condition, earnings, its need for funds and restrictions on the Company’s ability to pay dividends under federal laws and regulations. Therefore, there can be no assurance that dividends on the Company’s common stock will be paid in the future.

Stock Repurchase Plan

In December 2006, the Company announced the continuance of its previously announced stock repurchase plan through December 31, 2007. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice and may be made in the open market or through privately negotiated transactions.

The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Sec. 240.10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2006	1,833	$29.83	1,833	169,058
November 1 - 30, 2006	1,390	$29.87	1,390	167,668
December 1 - 31, 2006	1,670	$31.06	1,670	165,998

In February 2004, the Company's Board of Directors approved a program to repurchase up to 10% of the Company's outstanding shares of common stock, or approximately 310,000 shares. Purchases began March 4, 2004 and continued through December 31, 2006. In December 2006, the Company announced continuation of this plan through December 31, 2007. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice.

Incentive Stock Option Plan

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000, which is described more fully in Part II, Item 8, Notes 1 and 13 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

The following table provides information as of December 31, 2006 with respect to the shares of Common Stock that may be issued under the Company's Incentive Stock Option Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights, net of forfeits and exercised shares (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for issuance under equity compensation (excluding securities referenced in column (a) (c)

Equity compensation plans approved by security holders	262,532	$19.64	82,411
Equity compensation plans not approved by security holders	---	N/A	---

Total	262,532	$19.64	82,411

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

Unless otherwise noted, all dollars are expressed in thousands except share data.

FIVE-YEAR SUMMARY OF FINANCIAL DATA
At or For the Years Ended December 31,
(in thousands, except share data):

	2006	2005	2004	2003	2002
Balance Sheet Data

Total assets	$824,877	$747,945	$666,811	$583,746	$553,818
Total investment securities	213,252	183,300	176,337	158,387	160,371
Total loans	555,099	514,866	448,478	383,408	351,535
Allowance for loan losses	(4,525)	(4,647)	(4,829)	(5,278)	(4,975)
Total deposits	496,319	445,731	398,272	339,080	322,015
Total borrowings	260,712	239,696	206,923	186,431	170,501
Total shareholders' equity	61,051	56,104	56,042	53,115	53,836
Average assets	788,557	689,644	646,205	560,837	518,939
Average shareholders' equity	57,579	56,132	54,200	53,924	52,813

Results Of Operations

Interest and dividend income	$ 46,145	$ 37,195	$ 31,922	$ 30,493	$ 32,352
Interest expense	24,449	15,336	11,545	11,075	12,775
Net interest income	21,696	21,859	20,377	19,418	19,577
Provision for loan losses	131	---	180	540	1,100
Net interest income after provision for loan losses	21,565	21,859	20,197	18,878	18,477

Non-interest income	6,876	6,415	6,572	7,074	6,322
Non-interest expense	18,677	19,268	18,914	18,853	18,245

Income before income taxes	9,764	9,006	7,855	7,099	6,554
Income taxes	2,885	2,582	2,123	1,892	1,742

Net income before cumulative effect of accounting change	6,879	6,424	5,732	5,207	4,812
Less: cumulative effect of change in accounting for goodwill, net of tax	---	---	---	---	247
Net income	$ 6,879	$ 6,424	$ 5,732	$ 5,207	$ 4,565

Earnings Per Share:
Basic before cumulative effect of accounting change	$ 2.26	$ 2.09	$ 1.85	$ 1.67	$ 1.49
Cumulative effect of change in accounting for goodwill, net of tax	---	---	---	---	(0.07)
Basic after cumulative effect of accounting change	$ 2.26	$ 2.09	$ 1.85	$ 1.67	$ 1.42

Diluted before cumulative effect of accounting change	$ 2.20	$ 2.03	$ 1.79	$ 1.63	$ 1.47
Cumulative effect of change in accounting for goodwill, net of tax	---	---	---	---	(0.07)
Diluted after cumulative effect of accounting change	$ 2.20	$ 2.03	$ 1.79	$ 1.63	$ 1.40

Return on total average assets	0.87%	0.93%	0.89%	0.93%	0.88%
Return on total average equity	11.95%	11.44%	10.58%	9.66%	8.64%
Average equity to average assets	7.30%	8.14%	8.39%	9.61%	10.18%

Dividend payout ratio	40.12%	40.23%	43.25%	45.60%	53.34%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K. The purpose of this discussion is to highlight significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years, and provide supplemental information and analysis.

Amounts in prior period financial statements are reclassified whenever necessary to conform with current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in 2006, 2005 and 2004 net interest income was $1,852, $1,620, and $1,653, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax equivalent adjustments of $705, $682 and $721 in 2006, 2005 and 2004, respectively. The analysis of net interest income tables included in this Annual Report on Form 10-K provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2006, the Company had consolidated assets of $825 million and was one of the larger independent community banking institutions in Maine.

The Company’s principal asset is all of the capital stock of Bar Harbor Bank & Trust (the "Bank"), a community bank incorporated in the late 19th century. With twelve branch office locations, the Company is a diversified financial services provider, offering a full range of banking services and products to individuals, businesses, governments, and not-for-profit organizations throughout downeast and midcoast Maine.

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

Major Sources of Revenue

The principal source of the Company’s revenue is net interest income, representing the difference or spread between interest income from its earning assets and the interest expense paid on deposits and borrowed funds. In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. The Company’s non-interest income is derived from financial services including trust, investment management and third-party brokerage services, as well as service charges on deposit accounts, merchant credit card transaction processing fees, realized gains or losses on the sale of securities, and a variety of other miscellaneous product and service fees.

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

Management has numerous policies and control processes in place that provide for the monitoring and mitigation of risks based upon and driven by a variety of assumptions and actions which, if were changed or altered, could impact the Company’s business, financial condition, results of operations or liquidity. The foregoing matters are more fully discussed in Part I, Item 1A, "Risk Factors," and throughout this Annual Report on Form 10-K.

Summary Financial Condition

The Company’s total assets increased $77 million or 10.3% during 2006, ending the year at $825 million. Consumer and business lending activities continued to drive the Company’s asset growth.

  Loans: Total loans ended the year at $555 million, representing an increase of $40 million, or 7.8%, compared with December 31, 2005. Business lending activity continued at a relatively strong pace during 2006, contributing $26 million or nearly two-thirds of the year-over-year loan growth. At December 31, 2006, consumer loans and commercial loans comprised 56% and 43% of the loan portfolio, compared with 59% and 41% at December 31, 2005, respectively.
  Credit Quality: The Bank’s non-performing loans remained at low levels during 2006. At year-end, total non-performing loans amounted to $628 thousand or 0.11% of total loans, compared with $868 thousand or 0.17% at December 31, 2005. The Bank’s loan loss experience continued at low levels during 2006, with net charge-offs amounting to $253 thousand, or net charge-offs to average loans outstanding of 0.05%, compared with $182 thousand, or net charge-offs to average loans outstanding of 0.04% during 2005. The provision for loan losses totaled $131 thousand in 2006, compared with no provision in 2005, principally reflecting growth in the Bank’s loan portfolio.
  Securities: Total securities ended the year at $213 million, representing an increase of $30 million or 16.3% compared with December 31, 2005. During 2006, market yields showed meaningful improvement, with the 5-year U.S. Treasury note climbing to a five year high and the benchmark 10-year U.S. Treasury note reaching a four-year high, presenting opportunities for increasing the Bank’s earning assets and generating higher levels of net interest income.
  Deposits: Total deposits ended the year at $496 million, representing an increase of $51 million or 11.3% compared with December 31, 2005. Deposit growth was supplemented with $22 million in certificates of deposit obtained in the national market, as the Bank’s earning asset growth continued to outpace retail deposit growth. Total retail deposits ended the year at $414 million, representing an increase of $29 million, or 7.4%, compared with December 31, 2005. Money market accounts led the overall growth in retail deposits, which was principally attributed to the introduction of a new variable rate money market account in early 2006.
  Borrowings: Borrowed funds principally consist of advances from the Federal Home Loan Bank of Boston. During 2006 the Bank continued to utilize borrowed funds in leveraging its strong capital position and supporting its earning asset portfolios. Total borrowings ended the year at $261 million, representing an increase of $21 million or 8.8% compared with December 31, 2005.
  Shareholders’ Equity: Consistent with its long-term strategy of operating a sound and profitable organization, the Company continued to exceed regulatory requirements for "well-capitalized" institutions. At December 31, 2006, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based Capital ratios amounted to 7.34%, 10.82% and 11.65%, respectively. Total shareholders’ equity ended the year at $61 million, representing an increase of $5 million, or 9.0%, compared with December 31, 2005.

Summary Results of Operations

Net income for the year ended December 31, 2006 amounted to $6.9 million, or fully diluted earnings per share of $2.20, compared with $6.4 million or fully diluted earnings per share of $2.03 for the year ended December 31, 2005, representing increases of 7.1% and 8.4%, respectively.

The Company’s return on average equity ("ROE") amounted to 11.95% in 2006, compared with 11.44% in 2005.

The Company’s return on average assets ("ROA") amounted to 0.87% in 2006, compared with 0.93% in 2005.

  Net Interest Income: Net interest income continued to be the principal component of the Company’s income stream. Net interest income, on a tax equivalent basis, amounted to $22.4 million for the year ended December 31, 2006, representing a decline of $140 thousand or 0.6%, compared with 2005. The decline in net interest income was principally attributed to a 47 basis point decline in the net interest margin, which in 2006 amounted to 2.96%. As is widely the situation throughout the banking industry, the decline in the net interest margin was largely attributed to the seventeen increases in short term interest rates by the Federal Reserve Bank from June 2004 to June 2006 and a flat-to-inverted yield curve throughout 2006, the impact of which has caused the Bank’s funding costs to increase at a faster pace than the yield on its earning asset portfolios.
  Non-interest Income: Non-interest income for the year ended December 31, 2006 amounted to $6.9 million, representing an increase of $461 thousand or 7.2% compared with 2005. The increase in non-interest income was led by a $175 thousand or 30% increase in net realized gains on the sale of securities. Service charges on deposit accounts also contributed heavily to these results, posting an increase of $169 thousand, or 12.2%, compared with 2005. Also included in 2006 non-interest income was a $150 thousand gain on the sale of a parcel of Bank owned real estate.
  Non-interest Expense: Non-interest expense for the year ended December 31, 2006 amounted to $18.7 million, representing a decline of $591 thousand or 3.1% compared with 2005. The decline in 2006 non-interest expense was principally attributed to a $503 thousand or 5.1% decline in salaries and employee benefits, which was achieved though several factors including: lower levels of employee health insurance costs during 2006 due to favorable claims experience; changes to employee insurance programs; changes in overall staffing levels and mix; lower levels of incentive compensation, and certain employee severance costs recorded in 2005. Other operating expenses decreased $320 thousand compared with 2005, attributed to declines in a variety of expense categories including professional services, charitable contributions, loan collection, equipment maintenance, audits and exams, and marketing.

The Company’s non-interest expense also reflects the January 1, 2006 adoption of Statement of Financial Accounting Standards 123(Revised), "Share-Based Payment," which mandated the expensing of the Company’s stock options. In 2006, the Company recognized $147 thousand of share-based compensation in salaries and employee benefits expense.

  Income Tax Expense: The effective income tax rate for 2006 was 29.5%, compared with 28.7% in 2005.

Other 2006 Financial Highlights

  Trust and Investment Management Services: Assets under management at Trust Services ended the year at $252 million, representing an increase of $31.5 million, or 14.2%, compared with December 31, 2005.
  Cash Dividends: In the first quarter of 2007 the Company increased its quarterly cash dividend to 23.5 cents per share, representing an increase of 1.5 cents per share, or 6.8%, compared with the first quarter of 2006. In 2006 the dividend payout ratio amounted to 40.1% compared with 40.2% in 2005.
  Stock Repurchase Plan: In December 2006 the Company announced the continuation of its stock repurchase plan through December 31, 2007. As of December 31, 2006, the Company had repurchased 144,002 shares of stock under the plan, or 46.5% of the total authorized, at an average price of $27.80 per share.
  Tangible Book Value: At December 31, 2006, the Company’s tangible book value per share amounted to $18.96 compared with $17.22 at year-end 2005, representing an increase of $1.74, or 10.1%.
  New Branch Office: In the first quarter of 2006, the Bank opened its twelfth branch office in the community of Somesville, Maine, further strengthening the Bank’s dominant presence on Mount Desert Island.

Outlook

Management believes the primary challenge facing the Company in 2007 is the continuation of a flat-to-inverted U.S. Treasury yield curve, which without substantial change will continue to pressure the Bank’s net interest margin. Management also believes that meaningful increases net interest income will largely depend on the Bank’s ability to grow the loan portfolio and continue gathering core deposits. The Bank’s credit quality has been remarkably strong over the past few years and the continuation of this trend will be a significant determinant of the Company’s future financial performance.

Given the current interest rate posture of the Federal Reserve, declining loan demand in the markets served by the Bank, intensifying competition for loans and deposits, a slowing real estate market, and softening economic conditions overall, management believes the external challenges facing the Company and the banking industry as a whole in 2007 may be among the greatest encountered for many years.

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

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2006 and 2005, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

Goodwill and Other Intangible Assets: The valuation techniques used by the Company to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors.  Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, may have an adverse effect the Company's results of operations. Refer to Notes 1 and 7 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details of the Company’s accounting policies and estimates covering goodwill and other intangible assets.

FINANCIAL CONDITION

Asset / Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets represented 95.9% and 95.2% of total average assets during 2006 and 2005, respectively.

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

Earning Assets

For the year ended December 31, 2006, the Company’s total average earning assets amounted to $755,945, compared with $656,817 in 2005, representing an increase of $99,128, or 15.1%. The 2006 increase in average earning assets was principally attributed to average loan growth of $58,238 or 12.1%, followed by a $39,412 or 24.0% increase in average securities.

The tax-equivalent yield on total average earning assets amounted to 6.20% in 2006 compared with 5.77% in 2005, representing an increase of 43 basis points. The increase in earning asset yields was principally attributed to increases in short-term interest rates during the year, which favorably impacted the yields on the Bank’s floating rate loan base. In addition, new earning assets, as well as cash flows from the securities and loan portfolios, were generally invested into higher yielding earning assets throughout 2006, as the 10 and 5-year U.S. Treasury notes climbed to four and five-year highs, respectively.

Total tax-equivalent interest and dividend income during 2006 amounted to $46,850 compared with $37,877 in 2005, representing an increase of $8,973, or 23.7%. The 2006 increase in interest and dividend income was principally attributed to earning asset growth, combined with higher earning asset yields.

Total Assets

The Company’s assets principally consist of loans and securities, which at December 31, 2006 represented 67.3% and 25.9% of total assets, compared with 68.8% and 24.5% at year-end 2005, respectively.

At December 31, 2006 the Company’s total assets stood at $824,877 compared with $747,945 at year-end 2005, representing an increase of $76,932, or 10.3%. The increase in total assets was principally attributed to loan growth of $40,233 or 7.8%, followed by an increase in securities amounting to $29,952, or 16.3%.

Investment Securities

The securities portfolio represented 26.9% of the Company’s average earning assets during 2006 and generated 22.6% of total tax-equivalent interest and dividend income, compared with 25.0% and 20.4% in 2005 and 2004, respectively.

Bank management considers securities as a relatively attractive means to effectively leverage the Bank’s strong capital position, as securities are typically assigned a significantly lower risk weighting for the purpose of calculating the Bank’s and the Company’s risk-based capital ratios.

The securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. Government sponsored enterprises, and other corporate issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government-sponsored enterprises.

The overall objectives of the Bank’s strategy for the securities portfolio include maintaining appropriate liquidity reserves, diversifying earning assets, managing interest rate risk, leveraging the Bank’s strong capital position, and generating acceptable levels of net interest income. The investment securities portfolio is managed under the policy guidelines established by the Bank’s Board of Directors.

In light of the historically low interest rate environment in prior years, the Bank’s investment strategy had been principally focused on maintaining the majority of the securities portfolio with a relatively short average duration, thereby limiting some of the exposures associated with sustained increases in interest rates. The Bank’s strategy had been to position the majority of the securities portfolio defensively with a steady stream of future cash flows. While this strategy sacrificed some yield in the near-term, the Bank’s objectives were to maintain a reasonable level of net interest income, manage longer-term interest rate and market risks, and position the portfolio for a rising rate environment. During 2006 cash flows generated from pay-downs on mortgage-backed securities amounted to $27,355, the vast majority of which were reinvested into higher yielding securities.

Total Investment Securities: At December 31, 2006, total investment securities stood at $213,252 compared with $183,300 at December 31, 2005, representing an increase of $29,952, or 16.3%.

During 2006 market yields showed meaningful improvement, with the 5-year U.S. Treasury note climbing to a five year high and the benchmark 10-year U.S. Treasury note reaching a four-year high, presenting opportunities for increasing the Bank’s earning assets and generating higher levels of net interest income.

Trading Securities: Trading securities are securities bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. During the years ended December 31, 2006 and 2005, the Bank did not own any trading securities.

Securities Held to Maturity: Securities held to maturity are debt securities for which the Bank has the positive intent and ability to hold until maturity. Held to maturity investments are reported at their aggregate cost, adjusted for amortization of premiums and accretion of discounts. During the years ended December 31, 2006 and 2005, the Bank did not own any securities held to maturity. Management does not intend to utilize the held to maturity classification in the foreseeable future.

Securities Available for Sale: Securities available for sale represented 100% of total securities at December 31, 2006 and 2005.

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

The balances of securities available for sale are stated on the consolidated balance sheet net of fair value adjustments, reflecting net unrealized losses of $1,031 and $1,856 at December 31, 2006 and 2005, respectively. The change in net unrealized losses was principally attributed to changes in the securities portfolio composition and prevailing end of year market interest rates. The unrealized loss positions at December 31, 2006 and 2005 also reflect the fact that a portion of the securities were purchased during periods of historically low interest rates and market yields, but do not give consideration to matched funding sources (e.g., borrowings) acquired during those same periods of historically low interest rates which are not adjusted to current market value.

The following table summarizes the securities available for sale portfolio as of December 31, 2006 and 2005:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Obligations of U.S. Government-sponsored enterprises	$ 27,844	$ 8	$ 229	$ 27,623
Mortgage-backed securities:
U.S. Government-sponsored enterprises	116,666	182	1,827	115,021
U.S. Government agencies	9,830	31	56	9,805
Other	29,543	5	507	29,041
Obligations of State and Political Subdivisions	30,400	1,378	16	31,762
TOTAL	$214,283	$1,604	$2,635	$213,252

	December 31, 2005

Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government-sponsored enterprises	$ 23,720	$ 12	$ 235	$ 23,497
Mortgage-backed securities:
Obligations of U. S. Government agencies	11,134	127	48	11,213
Obligations of Government-sponsored enterprises	90,872	65	2,190	88,747
Other	22,362	4	424	21,942
Obligations of state and political subdivisions	37,068	1,016	183	37,901
TOTAL	$185,156	$1,224	$3,080	$183,300

Purchase Premiums and Discounts: Securities are typically purchased at premium or discounted prices, depending on the coupon of the security and prevailing interest rates. The Bank recognizes the amortization of premiums and accretion of discounts in interest income using the interest method over the estimated life of the security. Purchase premiums are amortized to the earliest call date, while purchase discounts are accreted to maturity. Premiums paid on mortgage-backed securities are amortized proportionate to the three-month trailing average Constant Payment Rate ("CPR") of each securitized pool of mortgages.

Securities Credit Risk: The Bank evaluates and monitors the credit risk of its securities utilizing a variety of resources including external credit rating agencies, predominantly Moody’s and Standard and Poor’s. At December 31, 2006, Moody’s and or Standard and Poor’s rated 97.5% of the securities portfolio "AAA." The Bank held no investment securities having a credit rating below "AA" as of December 31, 2006.

Securities Interest Income: The total aggregate tax-equivalent yield on the securities portfolio amounted to 5.21% in 2006, compared with 4.72% in 2005, representing an increase of 49 basis points. The increase was principally attributed to the availability of higher market yields in 2006 compared with prior years. In addition, most of the 2006 cash flows from the securities portfolio were reinvested into securities with higher market yields.

The total tax-equivalent interest income from the securities portfolio amounted to $10,592 in 2006, compared with $7,746 in 2005, representing an increase of $2,846, or 36.7%. The increase in interest income from securities was attributed to the 49 basis point increase in portfolio yield and the 24.0% increase in the weighted average 2006 portfolio balance.

Securities Maturity Distribution and Weighted Average Yields: The following tables summarize the maturity distribution of the amortized cost of the Bank’s securities portfolio and weighted average yields of such securities on a fully tax-equivalent basis as of December 31, 2006 and 2005. The maturity distribution is based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers in most cases have the right to prepay.

SECURITIES MATURITY SCHEDULE AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 2006
(at fair value)

	One Year Or Less	Greater than One Year to Five years	Greater than Five Years to Ten years	Greater Than Ten Years

Obligations to U.S. Government-sponsored enterprises	$ 490	$ 9,502	$15,095	$ 2,535
Weighted average yield	3.00%	4.78%	5.71%	5.97%

Mortgage-backed securities:
U.S. Government-sponsored enterprises	3	1,530	31,164	82,325
Weighted average yield	7.50%	5.20%	4.98%	5.74%

U.S. Government agencies	---	65	643	9,097
Weighted average yield		7.01%	8.41%	6.75%

Other mortgage-backed securities	---	---	---	29,041
Weighted average yield				5.28%

Obligations of states of the U.S. and political subdivisions	---	---	976	30,786
Weighted average yield	---	---	4.35%	6.48%
TOTAL	$ 493	$11,097	$47,878	$153,784

Securities Concentrations: At December 31, 2006 and 2005, the Bank did not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceed 10% of the Company’s shareholders’ equity. Management believes U.S. Government-sponsored enterprises have minimal credit risk, as they play a vital role in the nation’s financial markets. At December 31, 2006 and 2005, all securities issued by Government agencies and sponsored enterprises were credit rated "AAA" by Moody’s and Standard and Poor’s.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair market value, which at December 31, 2006 amounted to an excess of $2,635, compared with $3,080 at December 31, 2005. Unrealized losses that are considered other-than-temporary are recorded as a loss on the Company’s consolidated statements of income. In evaluating whether impairment is other-than-temporary, management considers a variety of factors including the nature of the investment security, the cause of the impairment, the severity and duration of the impairment, and the Bank’s ability and intent to hold the security to maturity. Other data considered by management includes, for example, sector credit ratings, volatility of the security’s market price, and any other information considered relevant in determining whether other-than-temporary impairment has occurred.

At December 31, 2006 and 2005, management determined there were no unrealized losses in the investment securities portfolio that were other-than-temporary.

The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2006. All securities referenced are debt securities. At December 31, 2006, the Bank did not hold any common stock or equity securities in its securities portfolio.

TEMPORARILY IMPAIRED SECURITIES
DECEMBER 31, 2006

	Less Than 12 Months			12 Months or Longer			Total

Description of Securities:	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses

Obligations to U.S. Government- sponsored enterprises	$ 9,825	18	$ 34	$14,324	26	$ 195	$ 24,149	44	$ 229
Mortgage-backed securities:
U.S. Government-sponsored enterprises	23,297	33	111	64,308	157	1,716	87,605	190	1,827
U.S. Government agencies	3,348	4	15	1,954	11	41	5,302	15	56
Other mortgage-backed securities	7,908	10	52	17,419	40	455	25,327	50	507
Obligations of states of the U.S. and political subdivisions	359	2	2	810	3	11	1,169	5	16
Total temporarily impaired securities	$44,737	67	$214	$98,815	237	$2,418	$143,552	304	$2,635

At December 31, 2006, the total unrealized losses on temporarily impaired securities amounted to $2,635, representing 1.8% of their amortized cost. At December 31, 2006, no individual security had an unrealized loss greater than 5.8% of its amortized cost. Total fair value of temporarily impaired securities having an unrealized loss of less than 5.0 % of their amortized cost amounted to $2,241.

As of December 31, 2006, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $2,418, or 2.4% of their amortized cost.

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary. U.S. government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. Securities backed by U.S. Government-sponsored enterprises have minimal credit risk, as they play a vital role in the nation’s financial markets. Other temporarily impaired securities are principally comprised of corporate mortgage-backed securities, all with credit ratings of "AAA." At December 31, 2006, 99.4% of the Bank’s temporarily impaired securities were credit rated "AAA" by Standard and Poor’s and or Moody’s and there were none credit rated below "AA."

Management believes the unrealized losses in the securities portfolio at December 31, 2006 and 2005 were attributed to market interest rate increases, reflecting the volatile movements in the U.S. Treasury curve over the past several years. Specifically, certain debt securities were purchased in an interest rate environment lower than where the U.S. Treasury yield curve stood on December 31, 2006 and 2005. Because the decline in market value was attributable to changes in interest rates and not credit quality or other factors, and because the Bank has the ability and intent to hold these investment securities until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investment securities to be other-than-temporarily impaired at December 31, 2006 and 2005.

Management believes the extent of unrealized losses on mortgage-backed securities will steadily diminish over time as principal payments and pre-payments are received and durations continue to shorten. In the case of debt securities, management believes unrealized losses will diminish over time as maturity dates continue to shorten. Management also believes that any declines in the U.S. Treasury yield curve will further diminish the extent of unrealized losses in the securities portfolio, as market values typically increase in a declining interest rate environment. Conversely, management believes that upward movements in the U.S. Treasury yield curve will increase the extent of unrealized losses in the securities portfolio over the near term.

Loans

Total Loans: At December 31, 2006, total loans amounted to $555,099, compared with $514,866 at December 31, 2005, representing an increase of $40,233, or 7.8%. Factors contributing to the changes in the loan portfolio are enumerated in the following discussion and analysis.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the major components of the Bank’s loan portfolio, net of loan origination fees and costs, as of December 31 over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2006	2005	2004	2003	2002

Real estate loans:
Construction and development	$ 34,720	$ 27,630	$ 21,339	$ 12,639	$ 16,270
Mortgage	445,256	411,059	362,702	322,579	287,990
Loans to finance agricultural production and other loans to farmers	17,706	18,962	15,077	11,719	11,053
Commercial and industrial loans	36,851	41,291	35,574	19,167	20,010
Loans to individuals for household, family and other personal expenditures	10,684	10,653	11,156	11,775	12,818
All other loans	9,387	4,459	2,153	4,554	2,684
Real estate loans under foreclosure	495	812	477	975	710
TOTAL LOANS	$555,099	$514,866	$448,478	$383,408	$351,535
Less: Allowance for loan losses	4,525	4,647	4,829	5,278	4,975
NET LOANS	$550,574	$510,219	$443,649	$378,130	$346,560

Construction and Development Loans: Construction and development loans are both consumer and commercial in nature and represented 6.3% of total loans at December 31, 2006, compared with 5.4% at December 31, 2004.

Total construction and development loans amounted to $34,720 at December 31, 2006, compared with $27,630 at December 31, 2005, representing an increase of $7,090, or 25.7%. Construction and development loans generally migrate from construction status to completed projects with permanent financing arrangements within one year.

Mortgage Loans: Mortgage loans include all loans principally secured by real estate, including consumer real estate loans, home equity loans and commercial real estate loans. Mortgage loans accounted for 80.2% of total loans at December 31, 2006, compared with 79.8% at December 31, 2005.

At December 31, 2006, total mortgage loans amounted to $445,225, compared with $411,059 at December 31, 2005, representing an increase of $34,156, or 8.3%. Commercial real estate loans accounted for over two-thirds of this growth, with the balance attributed to consumer real estate and home equity loans.

Loans to Finance Agricultural Production and Other Loans to Farmers: Agricultural loans amounted to $17,706 at December 31, 2006 compared with $18,962 at December 31, 2005, representing a decline of $1,256 or 6.6%. This category of loans represented 3.2% of the loan portfolio at December 31, 2006, compared with 3.7% at December 31, 2005. The communities served by the Bank generally offer limited opportunities for lending in this industry sector.

Commercial and Industrial Loans: Commercial and industrial loans represented 6.6% of the loan portfolio at December 31, 2006, compared with 8.0% at December 31, 2005. At December 31, 2006, commercial and industrial loans totaled $36,851, compared with $41,291 at the December 31, 2005, representing a decline of $4,440, or 10.8%. The decline was principally attributed to pay-downs on certain commercial and industrial loan balances during 2006. The Bank’s market area demographics have historically limited the growth potential in this particular category of loans.

Loans to Individuals for Household, Family and Other Personal Expenditures: Personal consumer loans, including credit card loans and student loans, totaled $10,684 at December 31, 2006 compared with $10,653 at December 31, 2005, representing an increase of $31, or 0.3%. This category of loans represented 1.9% of the loan portfolio at December 31, 2006, compared with 2.1% at December 31, 2005.

Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank has not campaigned aggressively for consumer installment loans over the past several years.

The Bank continues to be one of relatively few community banks with its own credit card loan portfolio, as large credit card processing companies continue to acquire credit card portfolios and associated sources of non-interest income from smaller financial institutions.

All Other Loans: All other loans represented 1.7% of the loan portfolio at December 31, 2006, compared with 0.9% at December 31, 2005. The balance of all other loans at December 31, 2006 totaled $9,387 compared with $4,459 at December 31, 2005, representing an increase of $4,928, or 110.5%.

This category of loans principally includes loans to government municipalities and, to a lesser extent, not-for-profit organizations. Government municipality loans typically have short maturities and low interest rate risk characteristics. Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating narrow net interest income margins.

Real Estate Loans Under Foreclosure: At December 31, 2006, real estate loans under foreclosure totaled $495 compared with $812 at December 31, 2005, representing a decline of $317, or 39.0%. At December 31, 2006, real estate loans under foreclosure were represented by four consumer mortgage loans totaling $345 and one commercial mortgage loan totaling $150. At December 31, 2005, real estate loans under foreclosure were represented by four consumer mortgage loans amounting to $280 and four commercial mortgage loan totaling $532. During 2006, foreclosure proceedings were completed or otherwise resolved on all eight of these loans, and any resulting charge-offs were recognized.

Loans Secured by Real Estate: At December 31, 2006, consumer and commercial real estate loans comprised 86.5% of the loan portfolio, compared with 85.2% at December 31, 2005. Over the past few years the strength in the local real estate markets, both residential and commercial, led to historically high property values in the Bank’s market area. However, during 2006 this trend began to soften. Recognizing the impact a softening real estate market may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by excessive loan to value ratios or debt service levels. There was no significant deterioration in the performance or risk characteristics of the real estate loan portfolio through the reporting period.

Loan Portfolio Composition: The following table summarizes the commercial, tax exempt and consumer components of the loan portfolio, together with the fixed and variable rate composition, as of December 31, 2006 and 2005:

	2006	2005

Commercial loans:
Real Estate- variable rate	$145,425	$128,022
Real Estate- fixed rate	13,905	7,247
Installment-variable rate	11,131	12,465
Installment-fixed rate	11,318	8,177
Lines of credit-variable rate	21,830	28,587
Other-variable and fixed rate	35,061	28,275
Deferred origination costs, net	575	431
Total commercial loans	239,245	213,204

Tax exempt:
Variable rate	---	---
Fixed rate	6,213	2,732
Total tax exempt loans	6,213	2,732

Consumer:
Real Estate- variable rate	96,943	82,402
Real Estate- fixed rate	156,171	154,310
Home equity-variable rate	36,485	42,786
Home equity-fixed rate	8,577	6,435
Installment-variable rate	69	94
Installment-fixed rate	4,281	4,071
Other-variable and fixed rate	6,539	8,400
Deferred origination costs, net	576	432
Total consumer loans	309,641	298,930

Total loans	555,099	514,866
Allowance for loan losses	(4,525)	(4,647)
Loans, net of allowance for loan losses	$550,574	$510,219

Commercial loans contributed 64.7% to 2006 loan growth, consumer loans contributed 26.6%, followed by an increase of 8.7% in tax-exempt loans to municipalities. In general, loan origination activity benefited from a still-favorable market interest rate environment, a relatively stable local economy, and initiatives designed to expand the Bank’s product offerings and attract new customers while continuing to leverage its existing customer base.

At December 31, 2006, consumer loans comprised 55.8% of the total loan portfolio while commercial loans comprised 43.1%, compared with 58.1% and 41.4% at December 31, 2005, respectively.

At December 31, 2006, total consumer loans, including consumer real estate loans, amounted to $309,707, representing an increase of $10,709, or 3.6%, compared with December 31, 2005. Residential real estate loans led 2006 consumer loan growth, posting an increase of $16,531 or 7.0% compared with December 31, 2005. Home equity loans posted a decline of $4,151, or 8.4%, compared with December 31, 2005. The decline in home equity loans was principally attributed mortgage refinancing activity driven by the shape of the U.S. Treasury yield curve. Specifically, many borrowers migrated away from higher cost Prime interest rate based home equity loans and consolidated their debt into lower cost fixed rate mortgages.

At December 31, 2006, total commercial loans amounted to $239,166, representing an increase of $26,039, or 12.2%, compared with December 31, 2005. Commercial loan growth was principally driven by commercial real estate loans, which posted an increase of $24,168, or 17.8%. Bank management attributed the overall growth in commercial loans, in part, to an effective business banking team, a variety of new business development initiatives, focused incentive compensation plans and a relatively stable local economy.

Loan Concentrations: At December 31, 2006, approximately $30,210 or 5.4% of the loan portfolio was represented by loans to the lodging industry, compared with $29,857 or $5.8% at December 31, 2005. Loan concentrations continued to reflect the Bank’s business region.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. OREO is classified on the consolidated balance sheet with other assets. At December 31, 2006 there was no OREO, unchanged compared with December 31, 2005.

Mortgage Loan Servicing: The Bank from time to time will sell mortgage loans to other institutions, and investors. The sale of loans allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2006, the unpaid balance of mortgage loans serviced for others totaled $6,566 compared with $7,907 at December 31, 2005, representing a decline of $1,341, or 17.0%. The decline in 2006 balances was attributed to serviced mortgage loan principal payments, as well as prepayments resulting from loan refinancing activity. Pursuant to the Bank’s asset and liability management strategy, its need for interest earning assets and its strong capital position, loans originated during 2005 and 2006 were held in the Bank’s loan portfolio.

Loan Maturities and Re-pricing Distribution: The following table summarizes fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2006, and 2005. Actual maturity dates may differ from contractual maturity dates due to prepayments or loan re-financings.

Maturities	12/31/06	12/31/05

Three months or less	$187,535	$189,656
Over three months through 12 months	26,206	29,496
Over 12 months through three years	59,497	40,813
Over three years though five years	69,092	64,739
Over five years through 15 years	129,253	110,163
Over 15 years	83,516	79,999
Total	$555,099	$514,866

Allowance For Loan Losses

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, and oversight from the Bank's Senior Credit Officer, the Bank’s Senior Loan Officers’ Committee, the Directors’ Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses and maximize earnings. The Bank employs a comprehensive risk management structure to identify and manage the risk of loss. For consumer loans, the Bank identifies loan delinquency beginning at 10-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Non-residential mortgage loan losses are recognized no later than the point at which a loan is 120 days past due. Residential mortgage loan losses are recognized during the foreclosure process, or sooner, when that loss is quantifiable and reasonably assured. For commercial loans the Bank applies a risk grading system, which stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio. The risk grades include ratings that correlate with regulatory definitions of "Pass", "Other Assets Especially Mentioned", "Substandard", "Doubtful", and "Loss".

As a result of management’s ongoing review of the loan portfolio, loans are placed on non-accrual status, either due to the delinquent status of principal and or interest, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent because collection in full of all outstanding principal and interest is in doubt. Loans are generally placed on non-accrual status when principal and or interest is 90 days overdue, or sooner if judged appropriate by management. Consumer loans are generally charged-off when principal and or interest payments are 120 days overdue, or sooner if judged appropriate by management.

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings, and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2005 and this continued to be the case during 2006.

The following table sets forth the details of non-performing loans over the last five years.

TOTAL NON-PERFORMING LOANS
AT DECEMBER 31

	2006	2005	2004	2003	2002

Loans accounted for on a non-accrual basis:
Real estate loans:
Construction and development	$ ---	$ ---	$ ---	$ 114	$ 4
Residential Mortgage	111	267	453	1,113	905
Loans to finance agricultural production and other loans to farmers	41	---	13	22	45
Commercial and industrial loans	415	593	80	9	10
Loans to individuals for household, family and other personal expenditures	3	5	26	37	22
Total non-accrual loans	570	865	572	1,295	986
Accruing loans contractually past due 90 days or more	58	3	151	199	188
Total non-performing loans	$628	$868	$723	$1,494	$1,174

Allowance for loan losses to non-performing loans	721%	535%	668%	353%	424%
Non-performing loans to total loans	0.11%	0.17%	0.16%	0.39%	0.33%
Allowance to total loans	0.82%	0.90%	1.08%	1.38%	1.42%

During the year ended December 31, 2006, non-performing loans remained at low levels. The Bank attributes this success, in part, to mature credit administration processes and underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At December 31, 2006, total non-performing loans amounted to $628 compared with $868 as of December 31, 2005, representing a decline of $240, or 27.6%. At December 31, 2006, non-performing loans represented 0.11% of total loans compared with 0.17% at December 31, 2005.

While the level of non-performing loan ratios continued to reflect the favorable quality of the loan portfolio at December 31, 2006, Bank management is cognizant of relatively softening economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including higher interest rates and debt service levels, oil and gas prices, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $2,238 and $2,302 at December 31, 2006 and 2005, or 0.40% and 0.45% of total loans, respectively. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

Allowance For Loan Losses: At December 31, 2006, the allowance for loan losses ("allowance") stood at $4,525, compared with $4,647 at December 31, 2005, representing a decline of $122, or 2.6%.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES
SUMMARY OF LOAN LOSS EXPERIENCE

	2006	2005	2004	2003	2002

Balance at beginning of period	$ 4,647	$ 4,829	$ 5,278	$ 4,975	$ 4,169
Charge offs:
Commercial, financial, agricultural, and other loans to farmers	14	94	476	75	111
Real estate:
Construction and development	---	---	34	4	---
Mortgage	216	19	66	207	176
Installments and other loans to individuals	119	125	275	141	195
Total charge-offs	349	238	851	427	482

Recoveries:
Commercial, financial, agricultural, and other loans to farmers	4	14	66	24	121
Real estate:
Construction and development	---	4	---	---	---
Mortgage	39	1	51	106	4
Installments and other loans to individuals	53	37	105	60	63
Total recoveries	96	56	222	190	188

Net charge-offs	253	182	629	237	294
Provision charged to operations	131	---	180	540	1,100

Balance at end of period	$ 4,525	$ 4,647	$ 4,829	$ 5,278	$ 4,975

Average loans outstanding during period	$538,212	$479,974	$416,956	$367,701	$325,712

Net charge-offs to average loans outstanding	0.05%	0.04%	0.15%	0.06%	0.09%

The Bank's loan loss experience continued at low levels during 2006, with net charge-offs amounting to $253, or net charge-offs to average loans outstanding of 0.05%, compared with $182, or net charge-offs to average loans outstanding of 0.04% in 2005. While net loan charge-offs were $71 higher in 2006 compared with 2005, management does not consider this increase as significant, or reflective of a deterioration of the overall credit quality of the loan portfolio. In this regard, $193 of the 2006 net charge-offs were attributed to one credit.

The following table presents the five-year summary of the allowance by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(at December 31)
	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial, financial, and agricultural	$1,435	9.83%	$1,407	11.70%	$1,886	11.29%	$2,281	8.06%	$1,737	8.84%
Real estate mortgages:
Real estate-construction	205	6.26%	186	5.37%	135	4.76%	67	3.30%	266	4.63%
Real estate-mortgage	2,628	80.30%	2,768	80.00%	2,305	80.98%	1,708	84.39%	1,992	82.12%
Installments and other loans to individuals	257	1.92%	230	2.07%	249	2.49%	342	3.07%	531	3.65%
Other	---	1.69%	---	0.87%	---	0.48%	---	1.18%	---	0.76%
Unallocated	---	0.00%	56	0.00%	254	0.00%	880	0.00%	449	0.00%
TOTAL	$4,525	100.00%	$4,647	100.00%	$4,829	100.00%	$5,278	100.00%	$4,975	100.00%

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $456 as of December 31, 2006, compared with $593 as of December 31, 2005. The related allowances for loan losses on these impaired loans amounted to $130 and $238 as of December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, there were no impaired loans that did not have specific reserves. The Bank had no troubled debt restructurings at December 31, 2006 and 2005, and all of its impaired loans were considered collateral dependent and were adequately reserved.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $23 and $1 for the years ended December 31, 2006 and 2005, respectively.

General reserves account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There was no major change in loan concentrations during 2006.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at December 31, 2006 to be appropriate for the risks inherent in the loan portfolio, and resident in the local and national economy as of that date.

Funding Sources

The Bank utilizes various traditional sources of funding to support its earning asset portfolios. Funding sources principally consist of retail deposits and, to a lesser extent, borrowings from the Federal Home Loan Bank of Boston ("FHLB") of which it is a member, and certificates of deposit obtained from the national market.

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in the summer and fall. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing lines from the FHLB and cash flows from the securities portfolio.

According to a January 2007 report prepared by the Maine Bureau of Financial Institutions, in 2005 through June 2006, Maine banks continued to book loans faster than core deposits, necessitating increased reliance on non-core funding. As a consequence, among Maine banks, the loan-to-core deposit ratio rose to a record high of 134%, well above the national average of 100% and up from 124% one year earlier. During 2006, the Bank’s average loan-to-core-deposit ratio amounted to 134%, compared with 128% in 2005.

According to the Maine Bureau of Financial Institutions, because core deposit growth has not kept pace with earning asset growth, Maine banks have had to rely increasingly on borrowings and other types of non-core funding, which supported 33% of Maine bank assets as of June 30, 2006, compared with the national average of 18%. During 2006 the Bank’s non-core funding averaged 40.9% of total average assets, compared with 34.3% in 2004.

Management believes that the Bank’s future success in growing core funding will be a determinant factor in its ability to grow earning assets and leverage its strong capital position.

Deposits

During 2006, the most significant source of funding for the Bank’s earning assets continued to be retail deposits, gathered throughout its network of twelve banking offices throughout downeast and midcoast Maine. Total average retail deposits accounted for 55.5% of the funding required in supporting the Bank’s earning asset portfolios during 2006, compared with 57.2% in 2005.

Total Deposits: At December 31, 2006 total deposits amounted to $496,319 compared with $445,731 at December 31, 2005, representing an increase of $50,588, or 11.3%. Deposit growth in 2006 was supplemented with $21,975 in certificates of deposit obtained from the national market ("brokered deposits"), as the Bank’s earning asset growth outpaced retail deposit growth.

At December 31, 2006, total retail deposits amounted to $413,958, representing an increase of $28,613 or 7.4% compared with December 31, 2005. Money market accounts led the overall growth in retail deposits, which was principally attributed to the introduction of a new variable rate money market account in early 2006.

Management believes that competition from banks and non-banks intensified during 2006, as savers and investors sought higher returns in an atmosphere of rising short-term interest rates, and that financial institutions in particular have been aggressive in pricing their deposits in order to fund earning asset growth. Since short-term rates began rising in June 2004, management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while protecting the Bank’s net interest margin and liquidity position.

Total average deposits amounted to $482,932 in 2006, compared with $417,950 in 2005, representing an increase of $64,982, or 15.5%. Total average retail deposits amounted to $402,042 in 2006, compared with $376,237 in 2005, representing an increase of $25,805, or 6.9%.

The following table summarizes the changes in the average balances of deposits during the periods indicated, including the weighted average interest rates paid for each category of deposits:

AVERAGE DEPOSIT BALANCES BY CATEGORY OF DEPOSIT

	2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 54,308	---	$ 53,830	---
NOW accounts	64,785	0.43%	66,289	0.26%
Savings and money market deposits	151,943	2.83%	133,755	1.45%
Time deposits	131,006	3.49%	122,363	2.67%
Brokered time deposits	80,890	4.81%	41,713	3.75%
Total deposits	$482,932		$417,950

Demand Deposits: Non-interest bearing demand deposits, which are principally business accounts in nature, totaled $53,872 at December 31, 2006, compared with $55,451 at December 31, 2005, representing a decline of $1,579, or 2.9%. Total average demand deposits amounted to $54,308 in 2006, compared with $53,830 in 2005, representing an increase of $478, or 0.9%. Demand deposits represented 11.2% of total average deposits during 2006, compared with 12.9% in 2005.

The rate of demand deposit growth lagged historical norms during 2006. Management attributes this, in part, to a lower level of seasonal deposits compared with historical norms, and believes this was consistent with a reportedly softer tourist season in the market areas served by the Bank. Management also believes that competition for demand deposits intensified during 2006, with more financial institutions offering no fee checking accounts, combined with other promotional activities.

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

NOW Account Deposits: The Bank offers NOW accounts to individuals, not-for-profit organizations and sole proprietor businesses. At December 31, 2006, total NOW accounts stood at $63,588, compared with $66,965 at December 31, 2005, representing a decline of $3,377 or 5.0%. During 2006 total average NOW accounts amounted to $64,785, compared with $66,289 in 2005, representing a decline of $1,504, or 2.3%. NOW accounts represented 15.9% of total average deposits during 2006, compared with 15.9% in 2005.

Bank management attributed the 2006 decline in NOW account balances to the interest rate environment and an atmosphere of well-publicized and more attractive short-term interest rates provided by alternative deposit products, such as the Bank’s high yielding money market account.

During 2006, the Bank’s most successful NOW account product continued to be Gold Wave Checking, a relationship product designed for its age 50 and above customers.

Savings and Money Market Deposits: At December 31, 2006, total savings and money market accounts amounted to $164,213, compared with $133,113 at December 31, 2005, representing an increase of $31,110, or 24.3%. Total average savings and money market accounts amounted to $152,095 in 2006, compared with $133,904 in 2005, representing an increase of $18,191, or 13.6%. Savings and money market accounts represented 31.5% of total average deposits during 2006, compared with 32.0% in 2005.

In response to competitive pricing pressures and continuing market demand, in early 2006 the Bank introduced its new Prime-based Horizon Money Market Account, which management believes was highly competitive and designed to satisfy the needs of both small and large investors alike. The 2006 growth in savings and money market accounts was principally attributed to this new product.

The Bank offers statement savings accounts, and as a community oriented financial institution, continues to support the more traditional passbook savings accounts.

Time Deposits: At December 31, 2006, total time deposits stood at $132,285, compared with $129,816 at December 31, 2005, representing an increase of $2,469, or 1.9%. Total average time deposits amounted to $130,854 in 2006 compared with $122,214 in 2005, representing an increase of $8,640, or 7.1%. Time deposits represented 27.1% of total average deposits during 2006, compared with 29.2% in 2005.

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

Time deposits in denominations of $100 or greater totaled $29,118 at December 31, 2006, compared with $25,151 at December 31, 2005, representing an increase of $3,967, or 15.8%.

The following table summarizes the maturity distribution of time deposits of $100 or greater:

MATURITY SCHEDULE
TIME DEPOSITS $100 THOUSAND OR GREATER
DECEMBER 31, 2006

Maturity

Three months or less	$ 9,639
Over three months to six months	5,958
Over six to twelve months	8,814
Over twelve months	4,707
$29,118

Brokered Time Deposits: At December 31, 2006, total brokered time deposits stood at $82,361, compared with $60,386 at December 31, 2005, representing an increase of $21,975, or 36.4%. Total average brokered time deposits amounted to $80,890 during 2006 compared with $41,713 in 2005, representing an increase of $39,177, or 93.9%. Brokered time deposits represented 16.7% of total average deposits during 2006, compared with 10.0% in 2005.

The increase in brokered time deposits was primarily attributed to the funding needs associated with the Bank’s strong earning asset growth, principally loans, which outpaced retail deposit growth during 2006. The rates of interest paid on brokered time deposits were generally comparable with collateralized advances from the Federal Home Loan Bank, the primary source of wholesale funding used by the Bank.

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

Borrowings From the Federal Home Loan Bank: At December 31, 2006, borrowings from the FHLB totaled $245,785, compared with $223,258 at December 31, 2005, representing an increase of $22,527, or 10.1%. During 2006, borrowings from the FHLB averaged $227,473, compared with $195,124 in 2005, representing an increase of $32,349, or 16.6%.

The increase in borrowings from the FHLB was utilized to fund 2006 earning asset growth, which outpaced the growth in retail deposits.

Total average borrowings from the FHLB expressed as a percentage of total average assets amounted to 28.8% during 2006, compared with 28.3% in 2005.

Securities Sold Under Agreements to Repurchase: At December 31, 2006, securities sold under repurchase agreements amounted to $14,927, compared with $16,438 at December 31, 2005, representing a decline of $1,511, or 9.2%%. Securities sold under repurchase agreements were collateralized by U.S. Government-sponsored agency obligations, held in safekeeping by nonaffiliated financial institutions.

Borrowing Maturities: Borrowing maturities are managed in concert with the Bank’s asset and liability management strategy, and are closely aligned with the ongoing management of balance sheet interest rate risk.

As of December 31, 2006, total short-term borrowings, including securities sold under repurchase agreements, amounted to $175,246, compared with $131,338 at December 31, 2005, or 67.2% and 54.8% of total borrowings, respectively. Conversely, long-term borrowings at December 31, 2006 totaled $85,466, compared with $108,358 at December 31, 2005, or 32.8% and 45.2% of total borrowings, respectively.

In prior years, the Bank had utilized higher cost, longer-term borrowings to manage the interest rate risk associated with the growth in longer-term, fixed rate, earning assets generated during periods of historically low interest rates. While this strategy pressured net interest income in the near-term, management believes it lessened the degree of interest rate risk and better positioned the Bank for rising interest rates, similar to the interest rate environment experienced during 2006.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during 2006 the Company maintained its strong capital position and continued to be a "well capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Historically, most of the Company’s capital requirements have been provided through retained earnings and this continued to be the case during the year ended December 31, 2006.

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

In March 2004, the Company announced a second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and were continued through December 31, 2006. The Company’s Board of Directors subsequently authorized the continuance of this program through December 31, 2007. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice. As of December 31, 2006, the Company had repurchased 144,002 shares of stock under this plan, at a total cost of $4,003 and an average price of $27.80 per share. The Company recorded the repurchased shares as treasury stock.

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

Cash Dividends: The Company has historically paid regular quarterly cash dividends on its common stock. Each quarter the Board of Directors declares the payment of regular quarterly cash dividends, subject to adjustment from time to time, based on the Company’s earnings outlook, the strength of the balance sheet, its need for funds, and other relevant factors. There can be no assurance that dividends on the Company’s common stock will be paid in the future.

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2006, the Company declared and distributed cash dividends in the aggregate amount of $2,761, compared with $2,584 in 2005. The Company’s 2006 dividend payout ratio amounted to 40.1%, compared with 40.2% in 2005. The total dividends paid in 2006 amounted to $0.905 per common share of stock, compared with $0.84 in 2005, representing an increase of $0.065, or 7.7%.

In the first quarter of 2007, the Company increased its quarterly cash dividend by $0.005 to $0.235 per common share, representing an increase of $0.015 or 6.8% compared with the dividend paid for the same quarter in 2006. The dividend will be paid March 15, 2007 to shareholders of record as of the close of business on February 16, 2007.

Capital Ratios: The Company and the Bank are subject to the risk-based capital guidelines administered by the Company’s and the Bank's principal regulators. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk-weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to risk-weighted assets of 8%, including a minimum ratio of Tier I capital to total risk-weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company's financial statements.

As of December 31, 2006 and 2005, the Company and the Bank were considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%.

At December 31, 2006, the Company’s total risk-based capital was $63,325 or 11.65% of risk-weighted assets, compared with $59,063, or 12.05% of total risk-weighted assets at December 31, 2005.

At December 31, 2006, the Company’s Tier I capital totaled $58,800 or 10.82% of risk-weighted assets, compared with $54,416, or 11.10% of total risk-weighted assets at December 31, 2005. The ratio of Tier I capital to average assets, or Leverage Ratio, at December 31, 2006 was 7.34%, compared with 7.52% at December 31, 2005.

The following table sets forth the Company's regulatory capital at December 31, 2006 and 2005, under the rules applicable at that date.

	December 31, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio

Total Capital to Risk-weighted Assets	$63,325	11.65%	$59,063	12.05%
Regulatory Requirement	43,491	8.00%	39,207	8.00%
Excess	$19,834	3.65%	$19,856	4.05%

Tier 1 Capital to Risk-weighted Assets	$58,800	10.82%	$54,416	11.10%
Regulatory Requirement	21,745	4.00%	19,604	4.00%
Excess	$37,055	6.82%	$34,812	7.10%

Tier 1 Capital to Average Assets	$58,800	7.34%	$54,416	7.52%
Regulatory Requirement	32,040	4.00%	28,947	4.00%
Excess	$26,760	3.34%	$25,469	3.52%

As more fully disclosed in Note 12 of the Consolidated Financial Statements in this Annual Report on Form 10-K, the Bank also maintained its standing as a well capitalized institution as defined by applicable regulatory standards. At December 31, 2006, the Bank’s Tier I Leverage, Tier I Risk-based and Total Risk-based capital ratios stood at 7.60%, 11.18% and 11.55%, respectively.

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

The following table summarizes the Company’s contractual obligations at December 31, 2006. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Operating leases	$ 316	$ 69	$ 136	$ 111	$ ---
Borrowings from Federal Home Loan Bank	245,785	160,319	48,372	34,738	2,356
Securities sold under agreements to repurchase	14,927	14,927	---	---	---
Total	$261,028	$175,315	$48,508	$34,849	$2,356

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

At December 31, 2006 and 2005, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At December 31, 2006, commitments under existing standby letters of credit totaled $442, compared with $115 at December 31, 2005. The fair value of the standby letters of credit was not significant as of the foregoing dates.

Off-Balance Sheet Risk

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

The following table summarizes the Bank’s commitments to extend credit as of December 31:

COMMITMENTS TO EXTEND CREDIT

	December 31, 2006	December 31, 2005

Commitments to originate loans	$ 13,340	$ 40,779
Unused lines of credit	81,800	73,190
Un-advanced portions of construction loans	7,638	6,110
Total	$102,778	$120,079

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

At December 31, 2006, the Bank had four outstanding derivative instruments with notional amounts totaling $50,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of December 31, 2006 are summarized as follows. The reader should also refer to Note 15 of the consolidated financial statements in Part II, Item 8 in this report on Form 10-K.

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

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at December 31, 2006, based upon the then-current Prime interest rate of 8.25%:

Payments Due by Period

	Total	Less Than 1 Year	>1-3 Years

Fixed payments due from counter-party	$ 1,697	$ 1,029	$ 668
Variable payments due to counter-party based on prime rate	(2,259)	(1,377)	(882)
Net cash flow	$ (562)	$ (348)	$ (214)

Total net cash flows paid to counter-parties amounted to $311 in 2006, compared with total net cash flows received from counter-parties of $3 and $455 in 2005 and 2004, respectively. The changes in net cash flows paid to and received from counter-parties were attributed to increases in the Prime interest rate during 2005 and 2006.

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/02/10	6.00%	$186
$10,000	11/01/10	6.50%	$ 69

In 2005, interest rate floor agreements were purchased by the Bank to limit its exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate falls below the predetermined floor rates of 6.00% and 6.50%, thus effectively ensuring interest income on the pools of prime-based loans at minimum rates of 6.00% and 6.50% on the $20,000 and $10,000 notional amounts for the duration of the agreements, respectively. The interest rate floor agreements were designated as cash flow hedges in accordance with SFAS 133.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At December 31, 2006, liquidity, as measured by the basic surplus model, was 5.8 % over the 30-day horizon and 4.7% over the 90-day horizon.

A portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens.

At December 31, 2006, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $50 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. However, there were no loans held for sale at December 31, 2006. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

RESULTS OF OPERATIONS

Net Income and Earnings Per Share

Net income for the year ended December 31, 2006 amounted to $6,879, or fully diluted earnings per share of $2.20, compared with $6,424 or fully diluted earnings per share of $2.03 for the year ended December 31, 2005, representing increases of 7.1% and 8.4%, respectively.

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

Total Net Interest Income: For the year ended December 31, 2006, net interest income on a fully tax- equivalent basis amounted to $22,401 compared with $22,541 and $21,098 in 2005 and 2004, representing a decline of $140 or 0.6% and an increase of $1,443 or 6.8%, respectively.

The 2006 decline in net interest income was principally attributed to a 47 basis point decline in the net interest margin, which in 2006 amounted to 2.96% compared with 3.43% in 2005. As is widely the situation throughout the banking industry, the decline in the net interest margin was largely attributed to the seventeen consecutive increases in short-term interest rates by the Federal Reserve Bank from June 2004 to June 2006 and a flat-to-inverted yield curve throughout 2006, the impact of which has caused the Bank’s funding costs to increase at a faster pace than the yield on its earning asset portfolios.

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

Net Interest Income Analysis: The following tables summarize the Company’s daily average balance sheets and the components of net interest income, including a reconciliation of tax equivalent adjustments, for the years ended December 31, 2006, 2005 and 2004:

AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2006

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$538,212	$ 35,468	6.59%
Taxable securities	169,260	8,342	4.93%
Non-taxable securities (3)	34,179	2,250	6.58%
Total Securities	203,439	10,592	5.21%
Investment in Federal Home Loan Bank stock	12,181	683	5.61%
Fed funds sold, money market funds, and time deposits with other banks	2,113	107	5.06%

Total Earning Assets	755,945	46,850	6.20%

Non-Interest Earning Assets:
Cash and due from banks	8,727
Allowance for loan losses	(4,573)
Other assets (2)	28,458
Total Assets	$788,557

Interest Bearing Liabilities:
Deposits	$428,624	$ 13,039	3.04%
Securities sold under repurchase agreements and fed funds purchased	14,397	388	2.70%
Borrowings from Federal Home Loan Bank	227,473	11,022	4.85%
Total Borrowings	241,870	11,410	4.72%
Total Interest Bearing Liabilities	670,494	24,449	3.65%
Rate Spread			2.55%

Non-Interest Bearing Liabilities:
Demand deposits	54,308
Other liabilities	6,176
Total Liabilities	730,978
Shareholders' equity	57,579
Total Liabilities and Shareholders' Equity	$788,557
Net interest income and net interest margin (3)		22,401	2.96%
Less: Tax Equivalent adjustment		(705)
Net Interest Income		$ 21,696	2.87%

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

Non-Interest Bearing Liabilities:
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

The Company’s net interest margin amounted to 2.96% in 2006, compared with 3.43% and 3.45% in 2005 and 2004, representing declines of 47 and 2 basis points, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2006				2005
	Average Rate				Average Rate

	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest Earning Assets:
Loans (1,2)	6.67%	6.67%	6.56%	6.45%	6.34%	6.22%	6.10%	5.97%
Taxable securities	5.03%	4.91%	4.97%	4.79%	4.47%	4.09%	4.11%	4.16%
Non-taxable securities (2)	6.48%	6.43%	6.68%	6.74%	6.62%	6.84%	6.76%	7.19%
Total Investments	5.25%	5.16%	5.26%	5.16%	4.89%	4.57%	4.62%	4.78%
Investment in Federal Home Loan Bank stock	6.13%	11.04%	0.00%	5.12%	4.85%	4.41%	4.07%	4.02%
Fed Funds sold, money market funds, and time deposits with other banks	5.20%	5.27%	5.01%	3.41%	3.92%	3.46%	3.20%	2.28%
Total Earning Assets	6.28%	6.33%	6.09%	6.08%	5.94%	5.79%	5.70%	5.61%

Interest Bearing Liabilities:
Deposits	3.37%	3.22%	2.92%	2.62%	2.27%	2.02%	1.76%	1.52%
Securities sold under repurchase agreements	2.96%	2.78%	2.55%	2.46%	2.15%	1.91%	1.82%	1.45%
Other borrowings	5.01%	5.01%	4.81%	4.54%	4.39%	4.27%	4.07%	3.91%
Total Borrowings	4.87%	4.89%	4.69%	4.42%	4.21%	4.10%	3.93%	3.75%
Total Interest Bearing Liabilities	3.89%	3.81%	3.58%	3.29%	2.96%	2.76%	2.56%	2.37%

Rate Spread	2.39%	2.52%	2.51%	2.79%	2.98%	3.03%	3.14%	3.24%

Net Interest Margin (2)	2.86%	2.95%	2.89%	3.17%	3.36%	3.39%	3.45%	3.54%

Net Interest Margin without Tax Equivalent Adjustments	2.77%	2.86%	2.79%	3.06%	3.26%	3.30%	3.35%	3.41%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, reported on a tax equivalent basis.

In June of 2004, following an extended period of historically low interest rates, the Board of Governors of the Federal Reserve System (the "Federal Reserve") began increasing short-term interest rates. Through June of 2006, the Fed funds targeted rate had been increased seventeen times for a total of 425 basis points, ending 2006 at 5.25%. However, during this same period of time, the benchmark 10-year U.S. Treasury note increased only 32 basis points, causing a dramatic 393 basis point flattening of the U.S. Treasury yield curve (the "yield curve"). The yield curve remained flat-to-inverted throughout 2006.

In the first quarter of 2005 the Bank’s net interest margin began to decline and this decline steadily continued through the fourth quarter of 2006. The declining net interest margin was principally attributed to the increases in the Bank’s cost of funds outpacing the increases in yields on its interest earning assets, reflecting the re-pricing of a large portion of the Bank’s funding base during a period of rapidly rising short-term interest rates, combined with highly competitive pricing pressures with respect to loans and deposits, a higher utilization of wholesale funding, and the inherent net interest margin challenges widely associated with a flat or inverted U.S. Treasury yield curve.

The yield on average earning assets amounted to 6.20% in 2006, compared with 5.77% and 5.33% in 2005 and 2004, representing increases of 43 and 44 basis points, respectively. However, the cost of interest bearing liabilities amounted to 3.65% in 2006, compared with 2.67% and 2.16% in 2005 and 2004, representing increases of 98 and 51 basis points, respectively. In short, during 2006 and 2005, the increases in the cost of the Bank’s interest bearing liabilities exceeded the increases in yields on its earning asset portfolios by 55 and 7 basis points, respectively.

Should short-term interest rates continue at current levels with a yield curve that is inverted or flat, management anticipates continued pressure on the net interest margin during 2007, but not to the same degree experienced in 2006. Specifically, management does not anticipate further declines of the magnitude experienced in 2006 in an unchanged interest rate environment.

Bank management believes that continued balance sheet growth will be needed to meaningfully increase the 2006 level of net interest income in 2007, should interest rates remain at current levels and the yield curve remain flat-to-inverted.

The Bank’s interest rate sensitivity position is more fully described in Part II, Item 7a of this Annual Report on Form 10-K, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the year ended December 31, 2006, total interest income, on a fully tax-equivalent basis, amounted to $46,850, compared with $37,877 and $32,643 in 2005 and 2004, representing increases of $8,973 and $5,243, or 23.4% and 16.1%, respectively.

The increase in 2006 interest income was attributed to average earning asset growth of $99,128 or 15.1%, combined with a 43 basis point increase in the weighted average earning asset yield. The increase in 2005 interest income was attributed to average earning asset growth of $44,786 or 7.3%, combined with a 44 basis point increase in the weighted average earning asset yield. In 2006 and 2005, the increases in short-term interest rates by the Federal Reserve favorably impacted the yields on the Bank’s variable rate loan portfolios. In addition, cash flows from the Bank’s fixed rate earning asset portfolios were generally reinvested in higher yielding earning assets.

As depicted on the rate / volume analysis tables below, the increased volume of average earning assets on the balance sheet during 2006 contributed $5,701 in 2006 interest income compared with 2005, while the increase attributed to the impact of a higher weighted average earning assets yield amounted to $3,272. In 2005, the increased volume of average earning assets on the balance sheet contributed $3,265 to the increase in 2005 interest income compared with 2004, while the increase attributed to the impact of a higher weighted average earning asset yield amounted to $1,969.

Interest Expense: For the year ended December 31, 2006, total interest expense amounted to $24,449, compared with $15,336 and $11,545 in 2005 and 2004, representing increases of $9,113 and $3,791, or 59.4% and 32.8%, respectively.

The increase in 2006 interest expense was principally attributed to a $96,613 or 16.8% increase in average interest bearing liabilities, combined with a 98 basis point increase in the weighted average rate paid on interest bearing liabilities. The increase in 2005 interest expense compared with 2004 was principally attributed to a $40,188 or 7.5% increase in average interest bearing liabilities, combined with a 51 basis point increase in the weighted average rate paid on interest bearing liabilities.

As depicted on the rate / volume analysis tables below, the increased volume of average interest bearing liabilities on the balance sheet during 2006 contributed $2,851 to the increase in 2006 interest expense compared with 2005, while the increase attributed to the impact of a higher weighted average rate paid on interest bearing liabilities contributed $6,262. In 2005, the increased volume of average interest bearing liabilities on the balance sheet contributed $483 to the increase in 2005 interest expense compared with 2004, while the increase attributed to the impact of a higher weighted average rate paid on interest bearing liabilities contributed $3,308.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
TWELVE MONTHS ENDED DECEMBER 31, 2006 VERSUS DECEMBER 31, 2005
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$3,748	$ 2,125	$5,873
Taxable investment securities	1,708	1,042	2,750
Non-taxable investment securities (2)	175	(79)	96
Investment in Federal Home Loan Bank Stock	69	148	217
Fed Funds sold, money market funds, and time deposits with other banks	1	36	37
TOTAL EARNING ASSETS	$5,701	$ 3,272	$8,973

Interest bearing deposits	1,397	4,701	6,098
Securities sold under repurchase agreements	(4)	120	116
Other borrowings	1,458	1,441	2,899
TOTAL INTEREST BEARING LIABILITIES	$2,851	$ 6,262	$9,113

NET CHANGE IN NET INTEREST INCOME	$2,850	$(2,990)	$ (140)

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

Provision for Loan Losses

The provision for loan losses reflects the amount necessary to maintain the allowance for loan losses at a level that, in management’s judgment, is appropriate for the amount of inherent risk of loss in the Bank’s current loan portfolio.

The Bank’s non-performing loans remained at low levels during 2006. At December 31, 2006, total non-performing loans amounted to $628, or 0.11% of total loans, compared with $868 or 0.17% at December 31, 2005. The allowance expressed as a percentage of non-performing loans amounted to 721% at December 31, 2006, compared with 535% at December 31, 2005.

The Bank's loan loss experience also remained at low levels during 2006. In 2006, net loan charge-offs amounted to $253, or net charge-offs to average loans outstanding of 0.05%, compared with $182 or net charge-offs to average loans outstanding of 0.04% in 2005. Loan charge-offs during 2006 were principally attributed to one credit amounting to $193.

For the year ended December 31, 2006, the Bank recorded a provision for loan losses of $131, compared with no provision in 2005 and a provision of $180 in 2004. The increase in the 2006 provision for loan losses compared with 2005 principally reflected growth in the Bank’s loan portfolio.

Refer to Part II, Item 7, Allowance for Loan Losses, in this Annual Report on Form 10-K for further discussion and analysis regarding the provision for loan losses.

Non-Interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the year ended December 31, 2006, total non-interest income amounted to $6,876, compared with $6,415 and $6,572 in 2005 and 2004, representing an increase of $461 or 7.2% and a decline of $157 or 2.4%, respectively.

Factors contributing to the changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Financial Services Income: Income from trust and financial services represented 30.5% of the Company’s total non-interest income in 2006, compared with 31.1% and 29.4% in 2005 and 2004, respectively.

Income from trust and financial services is principally derived from fee income based on a percentage of the market value of client assets under management and held in custody and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the year ended December 31, 2006, income generated from trust and financial services amounted to $2,096, compared with $1,992 and $1,929 in 2005 and 2004, representing increases of $104 and $63, or 5.2% and 3.3%, respectively.

The increases in 2006 and 2005 fee income were driven by trust and investment services, as revenue generated from third-party brokerage activities at Bar Harbor Financial Services posted moderate declines, reflecting lower trading volumes, including sales of mutual funds and annuity products. During this period, the Company placed less emphasis on third-party brokerage activities and reduced the associated operating overhead.

The 2006 and 2005 increases in revenue from trust and financial services were principally attributed to the growth of the managed assets portfolio. At December 31, 2006, total managed assets at Bar Harbor Trust Services stood at $252,057, compared with $220,537 and $196,079 at December 31, 2005 and 2004, representing increases of $31,520 and $24,458, or 14.3% and 12.5%, respectively. In light of the 2006 growth in the managed assets portfolio, management believes the portfolio is positioned to generate higher levels of fee income in 2007.

Service Charges on Deposit Accounts: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 22.7% of total 2006 non-interest income, compared with 21.7% and 22.3% in 2005 and 2004, respectively.

For the year ended December 31, 2006, income generated from service charges on deposit accounts amounted to $1,559, compared with $1,390 and $1,463 in 2005 and 2004, representing an increase of $169 or 12.2% and a decline of $73 or 5.0%, respectively.

The 2006 increase in service charges on deposits was attributed, in part, to the introduction of a new overdraft protection service, which was launched by the Bank in the latter part of 2005. The increase also reflected the continued growth of the Bank’s retail, non-maturity deposit base.

Bank management attributed the 2005 decline in service charges on deposit accounts, in part, to aggressive competitive pricing in the markets served by the Bank, with financial institutions competing for deposit market share and offering a variety of "no fee" products. Management also believed that the decline reflected a change in customer preferences, with many small balance accounts being consolidated and migrated to relationship products having lower maintenance and service fees.

Credit Card Service Charges and Fees: This income is principally derived from the Bank’s merchant credit card transaction processing services and, to a lesser extent, fees associated with its Visa credit card product. Historically, the Bank’s merchant credit card activities have been seasonal in nature with transaction volumes peaking in summer and autumn, while declining in winter and spring. Income from credit card service charges and fees represented 26.3% of total 2006 non-interest income, compared with 29.2% and 25.7% in 2005 and 2004, respectively.

For the year ended December 31, 2006, income generated from credit card service charges and fees amounted to $1,812, compared with $1,876 and $1,687 in 2005 and 2004, representing a decline of $64 or 3.4% and an increase of $189, or 11.2%, respectively.

The 2006 decline in credit card service charges and fees were principally attributed to lower merchant credit card processing volumes. The lower volumes were attributed, in part, to the partial relocation of the Bank’s largest merchant credit card client, combined with intensifying competition from large regional processors. The declines in merchant credit card processing revenue were more than offset by declines in merchant credit card processing expense, which is included in non-interest expense in the Company’s consolidated statements of income.

While merchant credit card processing profit margins have generally tightened over the past few years, with competition from large regional processors intensifying, the Bank has been able to sustain a meaningful revenue stream through new business, increased volumes of transactions, competitive pricing strategies, and the local support offered by a community bank.

Net Securities Gains: This source of non-interest income is derived from net realized gains on the sale of securities. Realized gains on the sale of investment securities represented 11.0% of total 2006 non-interest income, compared with 9.0% and 7.6% in 2005 and 2004, respectively.

For the year ended December 31, 2006, net realized gains on the sale of securities amounted to $755, compared with $580 and $497 in 2005 and 2004, representing increases of $175 and $83 or 30.2% and 16.7%, respectively.

There is no assurance that the recording of realized securities gains will continue in future reporting periods at 2006, 2005 and 2004 levels. It is important to note, however, that the available for sale securities portfolio is managed on a total return basis, in concert with well-structured asset and liability management policies. Bank management will continue to respond to changes in market interest rates, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and the Bank’s need for adequate liquidity.

Net Income on Interest Rate Swap Agreements: As part of its overall asset liability/management strategy, the Bank periodically uses interest rate swap agreements to minimize significant unanticipated fluctuations in earnings and cash flows caused by interest rate volatility. At December 31, 2006, 2005 and 2004, the Bank had two outstanding interest rate swap agreements with notional principal amounts totaling $20,000.

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

For the year ended December 31, 2004, non-interest income on interest rate swap agreements amounted to $404 (non-hedge accounting period), whereas no such non-interest income was recorded in 2006 and 2005 (hedge accounting periods). Of the $404 in non-interest income on interest rate swap agreements recorded in 2004, $375 represented net cash flows received from counter-parties, and $29 represented net unrealized gains.

The Bank’s interest rate swap agreements are discussed in further detail under Part II, Item 8, Note 15 of the consolidated financial statements in this Annual Report on Form 10-K.

Other Operating Income: Other operating income represented 6.3% of total 2006 non-interest income, compared with 5.1% and 5.4% in 2005 and 2004, respectively. For the year ended December 31, 2006 total other operating income amounted to $432, compared with $330 and $356 in 2005 and 2004, representing an increase of $102 or 30.9% and a decline of $26 or 7.3%, respectively.

The increase in other operating income in 2006 compared with 2005 was attributed to a $150 gain on the sale of a parcel of real estate adjacent to the Bank’s Southwest Harbor, Maine branch office recorded in the first quarter of 2006. Other operating income also includes income from bank-owned life insurance ("BOLI"), representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies.

Non-interest Expense

For the year ended December 31, 2006, total non-interest expense amounted to $18,677, compared with $19,268 and $18,914 in 2005 and 2004, representing a decline of $591 or 3.1% and an increase of $354 or 1.9%, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the year ended December 31, 2006, total salaries and benefit expenses amounted to $9,292, compared with $9,795 and $9,335 in 2005 and 2004, representing a decline of $503 or 5.1% and an increase of $460 or 4.9%, respectively.

The 2006 decline in salaries and employee benefits was achieved though a variety of factors including: lower levels of employee health insurance costs in 2006 due to favorable claims experience; changes to employee insurance programs; changes in overall staffing levels and mix; lower levels of incentive compensation, and certain employee severance costs recorded in 2005.

The Company’s 2006 non-interest expense also reflects the January 1, 2006 adoption of Statement of Financial Accounting Standards 123(Revised), "Share-Based Payment", which mandated the expensing of the Company’s stock options. In 2006, the Company recognized $147 thousand of share-based compensation in salaries and employee benefits expense.

The increase in 2005 salaries and employee benefits expense compared with 2004 was principally attributed to overall increases in the level of employee compensation including incentive compensation, increased health insurance subsidies, as well as the impact and timing of certain staffing changes during 2005 and 2004.

Occupancy Expenses: For the year ended December 31, 2006, total occupancy expenses amounted to $1,303, compared with $1,168 and $1,170 in 2005 and 2004, representing an increase of $135 or 11.6% and a decline of $2 or 0.2%, respectively.

The increase in 2006 occupancy expenses was principally attributed to the renovation and opening of a new branch office in the community of Somesville, Maine during the first quarter of 2006.

The decline in 2005 occupancy expenses compared with 2004 was principally attributed to certain non-recurring expenses associated with the Bank’s 2004 acquisition of the Rockland branch office, and certain non-recurring expenses associated with the Company’s 2004 re-branding initiative.

Furniture and Equipment Expenses: For the year ended December 31, 2006, total furniture and equipment expenses amounted to $1,844, compared with $1,664 and $1,716 in 2005 and 2004, representing an increase of $180 or 10.8% and a decline of $52 or 3.0%, respectively.

The increase in 2006 furniture and equipment expenses was principally attributed to certain expenses associated with the Bank’s renovation and opening of a new branch office in the community of Somesville, Maine in early 2006, combined with certain expenses associated with the upgrade and maintenance of the Company’s technology infrastructure.

The $52 decline in 2005 furniture and equipment expenses compared with 2004 reflected certain costs incurred in connection with the Rockland branch acquisition in 2004 that did not recur in 2005, combined with lower depreciation costs associated with the Company’s technology infrastructure.

Credit Card Expenses: For the year ended December 31, 2006, total credit card expenses amounted to $1,314, compared with $1,397 and $1,249 in 2005 and 2004, representing a decline of $83 or 5.9% and an increase of $148 or 11.8%, respectively.

Credit card expenses principally relate to the Bank’s merchant credit card processing activities, and to a lesser extent its Visa credit card portfolio.

The 2006 decline in credit card service charges and fees were principally attributed to lower merchant credit card processing volumes, which were attributed, in part, to the partial relocation of the Bank’s largest merchant credit card client.

The $148 increase in 2005 credit card expenses compared with 2004 was principally attributed to an increase in merchant credit card transaction processing volumes, which favorably impacted the corresponding 2005 non-interest income derived from these activities by $189.

Other Operating Expenses: For the year ended December 31, 2006, total other operating expenses amounted to $4,924, compared with $5,244 and $5,444 in 2005 and 2004, representing declines of $320 and $200, or 6.1% and 3.7%, respectively.

The declines in other operating expenses reflect management’s continuing efforts to improve operating efficiencies and reduce the Company’s overall operating overhead. The $320 decline in 2006 other operating expenses was attributed to declines in a wide variety of expense categories including professional services, equipment maintenance, charitable contributions, loan collection, marketing, public relations, audits and exams, ATM/Visa check card processing, and a variety of other miscellaneous expenses.

The $200 decrease in 2005 other operating expenses compared with 2004 was principally attributed to a $300 decline in marketing related expenses. Included in 2004 other operating expenses were a variety of marketing related costs associated with the Company’s corporate re-branding and market research initiatives. The Company introduced updated logos and simplified corporate identities, together with a comprehensive marketing program promoting the Company’s new image and certain new banking product packages.

Income Taxes

For the year ended December 31, 2006, total income taxes amounted to $2,885, compared with $2,582 and $2,123 in 2005 and 2004, representing increases of $303 and $459, or 11.7% and 21.6%, respectively.

The Company’s effective income tax rate in 2006 amounted to 29.5%, compared with 28.7% and 27.0% in 2005 and 2004, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax-exempt income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate can occur due to non-taxable income and non-deductible expense bearing different percentages of income before income taxes, during any given reporting period.

Recently Adopted Accounting Standards

The Company recently adopted the following accounting standards:

Accounting for Defined Benefit Pension and other Postretirement Plans: Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amended SFAS 87, 88, 106 and 132R, requires employers to recognize the over-funded or under-funded status of defined benefit pension and other postretirement benefit plans as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit costs are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, which is the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. SFAS 158 was effective for publicly held companies for fiscal years ending after December 15, 2006 (December 31, 2006 for the Company), except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008 (December 31, 2008 for the Company). The adoption of SFAS 158 did not have a significant impact on the Company's financial condition or results of operations. For further information regarding the Company’s adoption of SFAS 158, refer to Note 14 to the Consolidated Financial Statements, "Retirement Benefit Plans", in this Annual Report on Form 10-K for the year ended December 31, 2006.

Prior Year Financial Statement Misstatements: In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" and "iron curtain" methods. The roll-over method, the method the Company historically used, focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. Because the focus is on the income statement, the roll-over method can lead to the accumulation of misstatements in the balance sheet that may become material to the balance sheet. The iron curtain method focuses primarily on the effect of correcting the accumulated misstatement as of the balance sheet date, with less emphasis on the reversing effects of prior year errors on the income statements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the "dual approach." SAB 108 permits companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of the first day of the fiscal year with an offsetting adjustment recorded to retained earnings.

The Company completed an analysis under the "dual approach" and adopted SAB 108 as of January 1, 2006. The Company applied the SAB 108 provisions using the cumulative effect transition method. Upon adoption of SAB 108, the Company reversed $331 of income taxes payable resulting from cumulative over-accruals of income tax expense. These over-accruals principally occurred prior to 2004, with some dating back to the 1990’s. After considering all of the quantitative and qualitative factors, the Company determined these misstatements had not previously been material to any of those prior periods when measured using the roll-over method. Given that the effect of correcting these misstatements during 2006 would be material to the Company’s 2006 financial statements, the Company concluded that the cumulative effect adjustment method of initially applying the guidance in SAB 108 was appropriate. In accordance with the transition provisions of SAB 108, the Company recorded this cumulative effect adjustment, resulting in a $331 decrease in other liabilities and a $331 increase in retained earnings as of January 1, 2006.

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

Interest Rate Risk: Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the Bank's net interest income. Interest rate risk arises from the imbalance in the re-pricing, maturity and or cash flow characteristics of assets and liabilities. Management's objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank's balance sheet. The objectives in managing the Bank's balance sheet are to preserve the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promote sufficient reward for understood and controlled risk.

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

Static Gap Analysis: Interest rate gap analysis provides a static view of the maturity and re-pricing characteristics of the Bank’s on- and off-balance sheet positions. Gap is defined as the difference between assets and liabilities re-pricing or maturing within specified periods. An asset-sensitive position, or "positive gap," indicates that there are more rate sensitive assets than rate-sensitive liabilities re-pricing or maturing within a specified time period, which would imply a favorable impact on net interest income during periods of rising interest rates. Conversely, a liability-sensitive position, or "negative gap," generally implies a favorable impact on net interest income during periods of falling interest rates.

The Bank’s static interest rate sensitivity gap is summarized below:

INTEREST RATE RISK
CUMULATIVE STATIC GAP POSITION
December 31, 2006 and 2005

	One Day To Six Months	Over Six Months To One Year	Over One Year To Five Years	Over Five Years

December 31, 2006	$(150,320)	$(137,085)	$79,549	$ 1
December 31, 2005	$ (94,673)	$ (57,896)	$76,047	$(10)
Change ($)	$ (55,647)	$ (79,189)	$ 3,502	$ 11

The Bank’s December 31, 2006 cumulative interest rate risk sensitivity static gap position indicated that the Bank’s balance sheet was liability sensitive over the twelve-month horizon and was asset sensitive beyond the twelve-month horizon.

Changes in the Bank’s cumulative static gap position from the prior year principally reflect higher levels of longer term fixed rate earning assets on the balance sheet funded with higher levels of shorter term liabilities. Given the significant increase in short-term interest rates since June of 2004 and a flat-to-inverted yield curve in 2006, borrower preferences for both new and refinanced loans leaned towards locking in fixed interest rates. Likewise, the shape of the yield curve did not provide depositors with a yield reward for longer maturities on time deposits, prompting an increase in shorter-term maturities on the Bank’s balance sheet.

In addition, pursuant to the Bank’s asset and liability management strategy, management chose not to extend the maturities on much of its wholesale funding base during 2006, believing the Federal Reserve is nearing the end of its tightening cycle, and that an inverted yield curve has historically preceded an eventual decline in short-term interest rates.

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

Interest Rate Sensitivity Modeling: The Bank utilizes an interest rate risk model widely recognized in the financial industry to monitor and measure interest rate risk. The model simulates the behavior of interest income and expense for all balance sheet and off-balance sheet instruments, under different interest rate scenarios together with a dynamic future balance sheet. Interest rate risk is measured in terms of potential changes in net interest income based upon shifts in the yield curve.

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual re-pricing dates for variable products, contractual maturities for fixed rate products, and product specific assumptions for deposit accounts, such as money market accounts, that are subject to re-pricing based on current market conditions. Re-pricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with call provisions, are examined on an individual basis in each rate environment to estimate the likelihood of a call. Prepayment assumptions for mortgage loans and mortgage-backed securities are developed from industry median estimates of prepayment speeds, based upon similar coupon ranges and degree of seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different interest rate scenarios. Interest income and interest expense are then simulated under several hypothetical interest rate conditions including:

  A flat interest rate scenario in which current prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and re-pricing volumes consistent with this flat rate assumption;
  A 200 basis point rise or decline in interest rates applied against a parallel shift in the yield curve over a twelve-month period together with a dynamic balance sheet anticipated to be consistent with such interest rate changes;
  Various non-parallel shifts in the yield curve, including changes in either short-term or long-term rates over a twelve-month horizon, together with a dynamic balance sheet anticipated to be consistent with such interest rate changes; and
  An extension of the foregoing simulations to each of two, three, four and five year horizons to determine the interest rate risk with the level of interest rates stabilizing in years two through five. Even though rates remain stable during this two to five year time period, re-pricing opportunities driven by maturities, cash flow, and adjustable rate products that will continue to change the balance sheet profile for each of the rate conditions.

Changes in net interest income based upon the foregoing simulations are measured against the flat interest rate scenario and actions are taken to maintain the balance sheet interest rate risk within established policy guidelines.

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2006, over one and two year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGES IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
DECEMBER 31, 2006

	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short Term Rates
Year 1
Net interest income change ($)	$1,796	$ (2,352)	$ 2,327
Net interest income change (%)	8.15%	(10.67%)	10.56%

Year 2
Net interest income change ($)	$2,860	$ (3,014)	$ 5,594
Net interest income change (%)	12.98%	(13.68%)	25.38%

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

At year-end 2006, the U.S. Treasury yield curve was inverted, with the two and ten-year U.S. Treasury notes closing at 4.81% and 4.70%, respectively. The overnight Fed Funds rate established by the Board of Governors of the Federal Reserve System was 55 basis points below the ten-year U.S. Treasury note. Given this historical phenomenon, interest rate risk sensitivity modeling is more challenging than would traditionally be the case. Traditional modeling of parallel movements in the December 31, 2006 yield curve would suggest that it would remain inverted in either an increasing or declining interest rate environment, a scenario management believes is not likely and one that has historically not occurred. These challenges are addressed in the following discussion and analysis covering the Bank’s interest rate risk sensitivity position.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will trend upward over the one and two-year horizons and beyond. The upward trend principally results from the re-investment of securities and loan cash flows into higher current interest rate levels, while certain loans will continue to "index up" in response to previous interest rate movements more quickly than funding costs. Although short-term market interest rates have risen with the increases in the Federal Funds rate, the Bank has generally lagged the market with the pricing of deposit rates without a material run-off in balances. Margins could narrow if the Bank is prompted to increase deposit interest rates in response to competitive market pricing pressures. Management anticipates that continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming short-term and long-term interest rates decline from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will significantly increase over the one-year horizon and then begin a slow decline over the two year horizon and beyond. The interest rate sensitivity simulation model suggests that, over the twelve-month horizon, funding cost reductions will significantly outpace falling asset yields, creating a positive impact on margins and net interest income. While the interest rate sensitivity model suggests that net interest income will begin to decline over the twenty-four month horizon and beyond, driven by accelerated cash flows on earning assets and the re-pricing of the Bank’s earning asset base, management believes this is a scenario that is not likely to occur. In this regard, at December 31, 2006 long-term interest rates continued below historical norms, with the 10-year U.S. Treasury note closing the year at 4.70%. Management believes that a 200 basis point decline in long-term interest rates, or a 10-year U.S. Treasury note of 2.70%, would be unprecedented and unlikely to occur. Notwithstanding, management anticipates continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income over the two-year horizon and beyond, should both long-term and short-term interest rates decline in parallel.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. In view of the inverted U.S. Treasury yield curve at December 31, 2006, management modeled alternative future interest rate scenarios and the anticipated impact on net interest income. Assuming the Bank’s balance sheet structure and size remain at current levels, with the short-term Fed Funds interest rate declining 200 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will meaningfully improve over the twelve-month horizon and continue to strengthen over the twenty-four-month horizon and beyond. The model indicates that funding costs will show meaningful declines while loan and securities cash flows will be reinvested into higher yielding earning assets. Management believes this scenario is more likely than a parallel 200 basis point decline in short and long-term interest rates, given the current shape of the yield curve. Management also believes this scenario will increase net interest income without significant earning asset growth.

Assuming that the Federal Reserve continues increasing short-term interest rates by 200 basis points and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will come under significant pressure over an eighteen month horizon and then begin a steady recovery. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price more quickly than its earning asset portfolios over an eighteen-month horizon. Thereafter, management believes the asset sensitivity of the balance sheet will start to increase asset yields faster than funding cost increases. Management believes that strong earning asset growth will be necessary to meaningfully increase the current level of net interest income should short and long-term interest rates rise in parallel. Management believes this is a scenario that is unlikely to occur, given that the yield curve would have to remain flat over the one and two-year horizons, a phenomena that has historically not occurred. Management also believes that, based on a variety of economic indicators, the Federal Reserve is at or near the near the end of its short-term interest rate tightening cycle.

The following table summarizes the Bank’s net interest income sensitivity analysis as of December 31, 2005, over one and two-year horizons, and assuming a parallel shift in the yield curve. The table also summarizes net interest income sensitivity under a non-parallel shift in the yield curve, whereby short-term rates rose by 200 basis points.

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

During 2006, the Federal Reserve increased short-term interest rates by 100 basis points to 5.25%, while the 10-year U.S. Treasury increased 32 basis points. As was anticipated by management through use of the interest rate sensitivity model, the Bank’s 2006 net interest income was moderately impacted and, were it not for earning asset growth would have posted a sizable decline. For the year ended December 31, 2006, the Bank’s net interest margin amounted to 3.43% compared with 2.96% in 2005.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2006, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bar Harbor Bankshares:

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" as of January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 9, 2007

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(in thousands, except share data)

	December 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$ 11,838	$ 10,994
Overnight interest bearing money market funds	7,709	3,006
Total cash and cash equivalents	19,547	14,000
Securities available for sale, at fair value	213,252	183,300
Investment in Federal Home Loan Bank stock	11,849	11,324
Loans	555,099	514,866
Allowance for loan losses	(4,525)	(4,647)
Loans, net of allowance for loan losses	550,574	510,219
Premises and equipment, net	11,368	11,785
Goodwill	3,158	3,158
Bank owned life insurance	6,116	5,945
Other assets	9,013	8,214
TOTAL ASSETS	$824,877	$747,945

Liabilities
Deposits
Demand deposits	53,872	55,451
NOW accounts	63,588	66,965
Savings and money market deposits	164,213	133,113
Time deposits	132,285	129,816
Brokered time deposits	82,361	60,386
Total deposits	496,319	445,731
Short-term borrowings	175,246	131,338
Long-term debt	85,466	108,358
Other liabilities	6,795	6,414
TOTAL LIABILITIES	763,826	691,841

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at December 31, 2006 and December 31, 2005	7,287	7,287
Surplus	4,365	4,002
Retained earnings	59,339	55,181
Accumulated other comprehensive income (loss)
Adjustment from adoption of SFAS No. 158, net of tax of $80	156	---
Net unrealized depreciation on securities available for sale, net of tax of $351 and $631 at December 31, 2006 and December 31, 2005, respectively	(680)	(1,225)
Net unrealized depreciation on derivative instruments, net of tax of $221 and $265 at December 31, 2006 and December 31, 2005, respectively	(429)	(513)
Less: cost of 596,169 and 583,655 shares of treasury stock at December 31, 2006 and December 31, 2005, respectively	(8,987)	(8,628)

TOTAL SHAREHOLDERS' EQUITY	61,051	56,104

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$824,877	$747,945

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands, except share data)

	2006	2005	2004
Interest and dividend income:
Interest and fees on loans	$ 35,388	$ 29,553	$ 24,067
Interest and dividends on securities and other earning assets	10,757	7,642	7,855
Total interest and dividend income	46,145	37,195	31,922

Interest expense:
Deposits	13,039	6,941	4,409
Short-term borrowings	6,359	2,648	1,026
Long-term debt	5,051	5,747	6,110
Total interest expense	24,449	15,336	11,545

Net interest income	21,696	21,859	20,377
Provision for loan losses	131	---	180
Net interest income after provision for loan losses	21,565	21,859	20,197

Non-interest income:
Trust and other financial services	2,096	1,992	1,929
Service charges on deposit accounts	1,559	1,390	1,463
Other service charges, commissions and fees	222	247	236
Credit card service charges and fees	1,812	1,876	1,687
Net securities gains	755	580	497
Net income on interest rate swap agreements	---	---	404
Other operating income	432	330	356
Total non-interest income	6,876	6,415	6,572

Non-interest expenses:
Salaries and employee benefits	9,292	9,795	9,335
Occupancy expense	1,303	1,168	1,170
Furniture and equipment expense	1,844	1,664	1,716
Credit card expenses	1,314	1,397	1,249
Other operating expense	4,924	5,244	5,444
Total non-interest expenses	18,677	19,268	18,914

Income before income taxes	9,764	9,006	7,855
Income taxes	2,885	2,582	2,123

Net income	$ 6,879	$ 6,424	$ 5,732

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,049,777	3,076,498	3,098,959
Effect of dilutive employee stock options	72,048	90,300	110,047
Diluted	3,121,825	3,166,798	3,209,006

Basic Earnings Per Share	$ 2.26	$ 2.09	$ 1.85
Diluted Earnings Per Share	$ 2.20	$ 2.03	$ 1.79

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands, except share data)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2003	$7,287	$4,002	$48,746	$ 514	$(7,434)	$53,115
Net income	---	---	5,732	---	---	5,732
Total other comprehensive income	---	---	---	604	---	604
Cash dividends declared ($0.80 per share)	---	---	(2,478)	---	---	(2,478)
Purchase of treasury stock (50,645 shares)	---	---	---	---	(1,369)	(1,369)
Stock options exercised (26,683 shares), including related tax effects	---	---	(267)	---	705	438
Balance December 31, 2004	$7,287	$4,002	$51,733	$ 1,118	$(8,098)	$56,042

Balance December 31, 2004	$7,287	$4,002	$51,733	$ 1,118	$(8,098)	$56,042
Net income	---	---	6,424	---	---	6,424
Total other comprehensive loss	---	---	---	(2,856)	---	(2,856)
Cash dividends declared ($0.840 per share)	---	---	(2,584)	---	---	(2,584)
Purchase of treasury stock (53,812 shares)	---	---	---	---	(1,473)	(1,473)
Stock options exercised (34,122 shares), including related tax effects	---	---	(392)	---	943	551
Balance December 31, 2005	$7,287	$4,002	$55,181	$(1,738)	$(8,628)	$56,104

Balance December 31, 2005	$7,287	$4,002	$55,181	$(1,738)	$(8,628)	$56,104
Cumulative effect adjustment from the adoption of SAB No. 108	---	---	331	---	---	331
Adjusted balance December 31, 2005	7,287	4,002	55,512	(1,738)	(8,628)	56,435
Net income	---	---	6,879	---	---	6,879
Total other comprehensive income	---	---	---	629	---	629
Cash dividends declared ($0.905 per share)	---	---	(2,761)	---	---	(2,761)
Purchase of treasury stock (40,270 shares)	---	---	---	---	(1,162)	(1,162)
Stock options exercised (27,756 shares), including related tax effects	---	216	(291)	---	803	728
Recognition of stock option expense	---	147	---	---	---	147
Adjustment from the adoption of SFAS No. 158	---	---	---	156	---	156
Balance December 31, 2006	$7,287	$4,365	$59,339	$ (953)	$(8,987)	$61,051

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands)

	2006	2005	2004

Net income	$ 6,879	$ 6,424	$ 5,732
Net unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment, net of tax of $280, ($1,291) and $425, respectively	545	(2,506)	824
Net unrealized appreciation (depreciation) on interest rate derivatives, net of tax of $36, ($183) and ($106), respectively	67	(355)	(205)
Amortization (accretion) of net deferred loss (gain) related to interest rate derivatives, net of tax of $8, $3 and ($7), respectively	17	5	(15)
Total other comprehensive income (loss)	629	(2,856)	604
Total comprehensive income	$ 7,508	$ 3,568	$ 6,336

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$ 6,879	$ 6,424	$ 5,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,280	1,394	1,716
Amortization of core deposit intangible	67	67	56
Provision for loan losses	131	---	180
Net realized gains on sales of securities available for sale	(755)	(580)	(481)
Net realized gain on sale of securities held to maturity	---	---	(16)
Unrealized gain on interest rate swap agreements	---	---	(29)
Net amortization of bond premiums	282	859	1,105
Venture capital fund investment impairment loss	1	19	197
Recognition of stock option expense	147	---	---
Net change in other assets	(767)	(1,643)	(58)
Net change in other liabilities	617	840	454
Net cash provided by operating activities	7,882	7,380	8,856

Cash flows from investing activities:
Net cash received from branch acquisition	---	---	4,528
Purchases of securities held to maturity	---	---	(1,906)
Proceeds from maturities, calls and principal paydowns of securities held to maturity	---	---	1,489
Purchases of securities available for sale	(77,987)	(60,146)	(114,639)
Proceeds from maturities, calls and principal paydowns of securities available for sale	41,283	36,709	54,668
Proceeds from sale of securities held to maturity	---	---	491
Proceeds from sales of securities available for sale	8,050	12,398	42,588
Net increase in Federal Home Loan Bank stock	(525)	(824)	(1,531)
Net loans made to customers	(40,486)	(66,570)	(53,356)
Capital expenditures	(863)	(1,244)	(1,261)
Net cash used in investing activities	(70,528)	(79,677)	(68,929)

Cash flows from financing activities:
Net increase in deposits	50,588	47,459	38,092
Net (decrease) increase in securities sold under repurchase agreements and fed funds purchased	(1,511)	1,361	(848)
Proceeds from Federal Home Loan Bank advances	29,500	44,300	35,100
Repayments of Federal Home Loan Bank advances	(6,973)	(12,888)	(13,760)
Purchases of treasury stock	(1,162)	(1,473)	(1,369)
Proceeds from stock option exercises	512	551	438
Payments of dividends	(2,761)	(2,584)	(2,478)
Net cash used in financing activities	68,193	76,726	55,175

Net increase (decrease) in cash and cash equivalents	5,547	4,429	(4,898)
Cash and cash equivalents at beginning of year	14,000	9,571	14,469
Cash and cash equivalents at end of year	$ 19,547	$ 14,000	$ 9,571
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 23,411	$ 14,840	$ 11,575
Income taxes, net of refunds	2,643	2,940	885

Non-cash transactions:
Transfer investment securities from held to maturity to available for sale	$ ---	$ ---	$ 34,296
Unrealized appreciation on securities transferred from held to maturity to available for sale, net of tax of $613 at December 31, 2004	---	---	1,804
Adjustment from the adoption of SFAS No. 158, net of tax of $80	156	---	---
Net unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment, net of tax of $280, ($1,291) and $425, respectively	545	(2,506)	824
Net unrealized appreciation (depreciation) on interest rate derivatives, net of tax of $36, ($183) and ($106), respectively	67	(355)	(205)
Amortization (accretion) of net deferred loss (gain) related to interest rate derivatives, et of tax of $8, $3 and ($7), respectively	17	5	(15)
Cumulative effect adjustment from the adoption of SAB No. 108	331	---	---

Acquired in branch purchase:
Carrying value of loans	$ ---	$ ---	$ 12,343
Carrying value of premises and equipment	---	---	980
Carrying value of core deposit intangible	---	---	391
Carrying value of deposits	---	---	(21,100)
Excess of fair value of assets over liabilities (goodwill)	---	---	2,858
Net cash received from branch acquisition	$ ---	$ ---	$ (4,528)

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

The Company’s principal business activity is retail and commercial banking and, to a lesser extent, financial services including trust, financial planning, investment management and third-party brokerage services. The Company’s business is conducted through the Company’s twelve banking offices located throughout downeast and midcoast Maine.

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

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, reviews of goodwill and intangible assets for impairment, accounting for postretirement plans, and income taxes.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and other short-term investments with maturities less than 90 days.

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash on hand. The required reserve balance at December 31, 2006 and 2005 was $147 and $335, respectively, and was met by holding cash on hand.

In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $100 that is insured by the Federal Deposit Insurance Corporation.

Investment Securities: Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" ("HTM") and reflected at amortized cost. Securities not classified as "held-to-maturity" are classified as "available-for-sale" ("AFS"). All securities held at December 31, 2006 and 2005 were classified as AFS. Securities available-for-sale primarily consist of debt securities and mortgage-backed securities. These securities are specifically identified and are carried at estimated fair value. Changes in market value of available-for-sale securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss)  as a separate component of shareholders’ equity. The Bank does not have a securities trading portfolio or securities held to maturity.

When a decline in market value of a security is considered other-than-temporary, the cost basis of the individual security is written down to estimated fair value as the new cost basis and the loss is charged to net securities gains (losses) in the consolidated statements of income.

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

Loan origination and commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loans’ yield, using the level yield method over the estimated lives of the related loans.

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

The allowance for loan losses consists of allowances established for specific loans including impaired loans; allowances for pools of loans based on historical charge-offs by loan types; and supplemental allowances that adjust historical loss experience to reflect current economic conditions, industry specific risks, and other observable data.

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

Mortgage Servicing Rights: Mortgage servicing rights are recognized as separate assets when acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying value of the rights.

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

Changes in fair value of derivative instruments that are highly effective, and qualify as a cash flow hedge, are recorded in other comprehensive income or loss. Any ineffective portion is recorded in earnings. For fair value hedges that are highly effective, the gain or loss on the derivative and the loss or gain on the hedged item attributable to the hedged risk are both recognized in earnings, with the differences (if any) representing hedge ineffectiveness. The Company discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

Off-Balance Sheet Financial Instruments: In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Stock Based Compensation: On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 ("ISOP") for its officers and employees, which is described more fully in note 13 of these consolidated financial statements.

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

Accounting for Defined Benefit Pension and Other Postretirement Plans: The Company has non-qualified supplemental executive retirement agreements with certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the net present value of payments associated with the agreements over the service periods of the participating officers. Interest costs continue to be recognized on the benefit obligations. The Company also has supplemental executive retirement agreements with certain current executive officers. These agreements provide a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or in the event that the participating executive leaves the Company following a change of control event. The Company recognizes the net present value of payments associated with these agreements over the service periods of the participating executive officers. Upon retirement, interest costs will continue to be recognized on the benefit obligation.

The Company also sponsors a limited postretirement benefit program, which funds medical coverage and life insurance benefits to a closed group of active and retired employees who meet minimum age and service requirements. It is the Company’s policy to record the cost of postretirement health care and life insurance plans based on actuarial estimates, which are dependent on claims and premiums paid. The cost of providing these benefits is accrued during the active service period of the employee.

Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires employers to recognize the over-funded or under-funded status of defined benefit pension and other postretirement benefit plans as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit costs are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, which is the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. SFAS 158 was effective for publicly held companies for fiscal years ending after December 15, 2006 (December 31, 2006 for the Company), except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008 (December 31, 2008 for the Company). The adoption of SFAS 158 did not have a significant impact on the Company's financial condition or results of operations. For further information regarding the Company’s adoption of SFAS 158, refer to Note 14 to the Consolidated Financial Statements, "Defined Benefit Postretirement Plans," in this Annual Report on Form 10-K for the year ended December 31, 2006.

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

Earnings Per Share: Earnings per share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share exclude dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, such as the Company’s dilutive stock options.

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

Prior Year Financial Statement Misstatements: In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" and "iron curtain" methods. The roll-over method, the method the Company historically used, focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. Because the focus is on the income statement, the roll-over method can lead to the accumulation of misstatements in the balance sheet that may become material to the balance sheet. The iron curtain method focuses primarily on the effect of correcting the accumulated misstatement as of the balance sheet date, with less emphasis on the reversing effects of prior year errors on the income statements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the "dual approach." SAB 108 permits companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of the first day of the fiscal year with an offsetting adjustment recorded to retained earnings.

The Company completed an analysis under the "dual approach" and adopted SAB 108 effective as of January 1, 2006. The Company applied the SAB 108 provisions using the cumulative effect transition method. Upon adoption of SAB 108, the Company reversed $331 of income taxes payable resulting from cumulative over-accruals of income tax expense. These misstatements primarily resulted from the incorrect determination of depreciation and deferred loan origination costs for tax purposes and principally occurred prior to 2004, with certain amount dating back to the 1990s. After considering all of the quantitative and qualitative factors, the Company determined these misstatements had not previously been material to any of those prior periods when measured using the roll-over method. Given that the effect of correcting these misstatements during 2006 would be material to the Company’s 2006 financial statements, the Company concluded that the cumulative effect adjustment method of initially applying the guidance in SAB 108 was appropriate. In accordance with the transition provisions of SAB 108, the Company recorded this cumulative effect adjustment, resulting in a $331 increase in other assets and a $331 increase in retained earnings as of January 1, 2006.

Note 2: Recently Issued Accounting Pronouncements

The following information addresses new accounting pronouncements that could have an impact on the Company’s financial condition, results of operations, earnings per share, or cash flows.

Fair Value Measurements for Financial Assets and Liabilities: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". This standard provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. This new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, "Fair Value Measurements", and No. 107, "Disclosures about Fair Value of Financial Instruments". SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (January 1, 2008 for the Company).  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company is currently evaluating the impact of adopting this statement.

Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements." This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. The statement is effective for fair value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2006, and interim periods within that fiscal year (January 1, 2007 for the Company). The Company does not anticipate that the adoption of SFAS 157 will have a material impact on its financial condition or results of operations.

Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). The Company does not anticipate that the adoption of FIN 48 will have a material impact on its financial condition or results of operations.

Accounting for Servicing Rights of Financial Assets: In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 ("SFAS 156"), "Accounting for Servicing of Financial Assets." This statement amends Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company's first fiscal year after September 15, 2006 (January 1, 2007 for the Company). The Company does not anticipate that the adoption of SFAS 156 will have a material impact on its financial condition or results of operations.

Note 3: Securities Available-For-Sale

A summary of the amortized cost and market values of securities available for sale follows:

	December 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Obligations of U.S. Government-sponsored enterprises	$ 27,844	$ 8	$ 229	$ 27,623
Mortgage-backed securities:
U.S. Government-sponsored enterprises	116,666	182	1,827	115,021
U.S. Government agencies	9,830	31	56	9,805
Other mortgage-backed securities	29,543	5	507	29,041
Obligations of State and Political Subdivisions	30,400	1,378	16	31,762
TOTAL	$214,283	$1,604	$2,635	$213,252

	December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Obligations of U.S. Government-sponsored enterprises	$ 23,720	$ 12	$ 235	$ 23,497
Mortgage-backed securities:
Obligations of U. S. Government agencies	11,134	127	48	11,213
Obligations of Government-sponsored enterprises	90,872	65	2,190	88,747
Other mortgage-backed securities	22,362	4	424	21,942
Obligations of state and political subdivisions	37,068	1,016	183	37,901
TOTAL	$185,156	$1,224	$3,080	$183,300

Impairment: The following tables summarize the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2006 and 2005. All securities referenced are debt securities. At December 31, 2006 and 2005, the Company did not hold any common stock or other equity securities in its securities portfolio.
2006	Less Than 12 Months			12 Months or Longer			Total
	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
Description of Securities:	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses

Obligations to U.S. Government-sponsored enterprises	$ 9,825	18	$ 34	$14,324	26	$ 195	$ 24,149	44	$ 229
Mortgage-backed securities:
U.S. Government-sponsored enterprises	23,297	33	111	64,308	157	1,716	87,605	190	1,827
U.S. Government agencies	3,348	4	15	1,954	11	41	5,302	15	56
Other mortgage-backed securites	7,908	10	52	17,419	40	455	25,327	50	507
Obligations of states of the U.S. and political subdivisions	359	2	5	810	3	11	1,169	5	16
Total temporarily impaired securities	$44,737	67	$217	$98,815	237	$2,418	$143,552	304	$2,635

2005	Less Than 12 Months			12 Months or Longer			Total
	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Obligations of U.S. Government-sponsored enterprises	$ 13,287	24	$ 132	$ 4,203	24	$ 103	$ 17,490	48	$ 235
Mortgage-backed securities:
Obligations of U.S. Government agencies	3,413	12	26	1,699	8	22	5,112	20	48
Obligations of Government-sponsored enterprises	66,558	126	1,493	20,472	40	697	87,030	166	2,190
Other mortgage-backed securites	16,673	30	253	4,813	11	171	21,486	41	424
Obligations of state and political subdivisions	8,339	32	176	343	1	7	8,682	33	183
Total temporarily impaired securities	$108,270	224	$2,080	$31,530	84	$1,000	$139,800	308	$3,080

In evaluating whether impairments are other-than-temporary, the Company considers a variety of factors including the nature of the investment, the cause of the impairment, and the severity and duration of the impairment. Other data considered by management includes, for example, sector credit ratings, volatility of the security’s market price, and any other information considered relevant.

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary. U.S. government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. Securities backed by U.S. Government-sponsored enterprises have minimal credit risk, as they play a vital role in the nation’s financial markets. Other temporarily impaired securities are principally comprised of corporate mortgage-backed securities, all with credit ratings of "AAA." At December 31, 2006, 99.4% of the Bank’s temporarily impaired securities were credit rated "AAA" by Standard and Poor’s and or Moody’s and there were none with a credit rating below "AA."

The unrealized losses in the investment securities portfolio at December 31, 2006 and 2005 were attributed to market interest rate increases, reflecting the volatile movements in the U.S. Treasury curve over the past several years. Specifically, certain debt securities were purchased in an interest rate environment lower than where the U.S. Treasury yield curve stood on December 31, 2006 and 2005. Because the decline in market value was attributable to changes in interest rates and not credit quality or other factors, and because the Bank has the ability and intent to hold these investment securities until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investment securities to be other-than-temporarily impaired at December 31, 2006 and 2005.

Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available-for-sale as of December 31, 2006. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are allocated among the maturity groupings based on their final maturity dates.

	December 31, 2006
Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due in one year or less	$ 503	$ 493
Due after one year through five years	11,232	11,099
Due after five years through ten years	48,884	47,878
Due after ten years	153,664	153,784
Totals	$214,283	$213,252

Realized Gains and Losses:

The following table summarizes realized gains and losses on securities available for sale for the years ended December 31, 2006, 2005 and 2004.

	Realized
	Gains	Losses	Net

2006	$755	$---	$755
2005	$590	$10	$580
2004	$495	$14	$481

In addition, in 2004 the Company recorded a $16 gain on the sale of a held to maturity security.

Pledged Securities:

At December 31, 2006 and 2005, securities available for sale totaling $29,044 and $21,052, respectively, were pledged as collateral for securities sold under repurchase agreements and for other purposes required by law.

Note 4: Loans

The Company’s lending activities are principally conducted in downeast and midcoast, Maine. The following table summarizes the composition of the loan portfolio as of December 31, 2006 and 2005:

	2006	2005

Residential real estate mortgages	$253,114	$236,712
Commercial real estate mortgages	159,330	135,269
Commercial and industrial	61,634	58,542
Agricultural and other loans to farmers	17,706	18,962
Consumer	10,889	12,565
Home equity	45,062	49,221
Tax exempt	6,213	2,732
Total loans	553,948	514,003

Deferred origination costs, net	1,151	863
Allowance for loan losses	(4,525)	(4,647)
Total loans, net of allowance for loan losses	$550,574	$510,219

Non-performing Loans: The following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at December 31, 2006, 2005 and 2004.

	2006	2005	2004

Loans accounted for on a non-accrual basis:
Real estate loans:
Residential mortgage	$111	$267	$453
Agricultural and other loans to farmers	41	---	13
Commercial and industrial loans	415	593	80
Consumer loans	3	5	26
Total non-accrual loans	570	865	572
Accruing loans contractually past due 90 days or more	58	3	151
Total non-performing loans	$628	$868	$723

During the years ended December 31, 2006, 2005 and 2004, the total interest not recorded on non-accrual loans amounted to $23, $1, and $3, respectively.

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2006 and 2005, loans to the lodging industry amounted to approximately $30,259 and $29,857, respectively.

Loans to Related Parties: In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectibility or incorporate other unfavorable features, and were made under terms that are consistent with the Company’s lending policies.

Loans to related parties at December 31 are summarized below. Balances have been adjusted to reflect changes in status of directors and officers for each year presented.

	2006	2005

Beginning balance	$9,174	$12,505

Changes in composition	5	(3,432)
New loans	856	1,088
Repayments	(985)	(987)

Ending balance	$9,050	$ 9,174

As of December 31, 2006, and 2005, there were no non-performing loans to related parties.

Mortgage Loan Servicing: The Bank from time to time will sell mortgage loans to other institutions, and investors. The sale of loans allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2006, the unpaid balance of mortgage loans serviced for others totaled $6,566 compared with $7,907 at December 31, 2005. The capitalized mortgage servicing rights related to loans services for others is included in other assets on the consolidated balance sheets and is not significant.

Note 5: Allowance For Loan Losses

A summary of changes in the allowance for loan losses for each of the three years ended December 31 follows:

	2006	2005	2004

Balance, beginning of year	$4,647	$4,829	$5,278

Provision for loan losses	131	---	180

Loans charged off	(349)	(238)	(851)
Recoveries on loans previously charged off	96	56	222
Net loans charged off	(253)	(182)	(629)

Balance, end of year	$4,525	$4,647	$4,829

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

The majority of the Company’s impaired loans are collateral dependent.

Information pertaining to impaired loans at December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004

Investment in impaired loans	$456	$593	$93
Portion of impaired loan balance for which an allowance for loan losses is allocated	$456	$593	$93
Portion of allowance for loan losses allocated to the impaired loan balance	$130	$238	$14
Interest not recorded on impaired loans at year end	$ 23	$ 1	$ 3

During the years ended December 31, 2006, 2005 and 2004, the total average balance of impaired loans amounted to approximately $482, $385, and $300, respectively.

Note 6: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

	2006	2005

Land	$ 2,052	$ 1,944
Buildings and improvements	13,016	12,986
Furniture and equipment	9,163	8,585
Less: accumulated depreciation	(12,863)	(11,730)
Total	$ 11,368	$ 11,785

Depreciation expense amounted to $1,280, $1,394 and $1,716 in 2006, 2005 and 2004, respectively.

Note 7: Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets totaled $3,158 at December 31, 2006 and 2005, and there were no additions or impairments recorded during the years then ended.

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

A summary of the core deposit intangible asset as of December 31 follows:

	December 31, 2006	December 31, 2005

Core deposit intangibles:
Gross carrying amount	$391	$391
Less: accumulated amortization	(190)	(123)
Net carrying amount	$201	$268

Amortization expense on core deposit intangible assets is expected to total $67 each year for years 2007 through 2009.

Note 8: Income Taxes

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the three years ended December 31:

	2006	2005	2004
Current
Federal	$2,493	$2,271	$1,695
State	135	129	111
	2,628	2,400	1,806
Deferred	257	182	317
	$2,885	$2,582	$2,123

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 34% to income before taxes) to recorded income tax expense, for each of the three years ended December 31:

	2006	2005	2004

Computed tax expense	$3,320	$3,062	$2,671
Increase (reduction) in income taxes resulting from:
Officers' life insurance	(53)	(75)	(74)
Tax exempt interest	(549)	(497)	(518)
State taxes, net of federal benefit	89	84	82
Other	78	8	(38)
	$2,885	$2,582	$2,123

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are summarized below. The net deferred tax asset is included in other assets.

	2006		2005
	Asset	Liability	Asset	Liability

Allowance for losses on loans	$1,539		$1,580
SERP and other deferred compensation	892		843
Postretirement benefit obligation	531		529
Net unrealized losses on securities available for sale	351		631
Unrealized loss on derivatives	221		265
Adjustment to funded status of postretirement benefit obligation under SFAS 158		80
Depreciation		170		427
Other	203	1,206	224	936
Total	$3,737	1,456	$4,072	$1,363

As noted in Note 1 to the consolidated financial statements in this annual report on Form 10-K, in connection with the Company’s adoption of SAB 108 the Company reduced deferred tax assets by $233, and current tax liability by $98 as of January 1, 2006.

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 9: Deposits

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100, was $29,118 and $25,151 at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of time deposits were as follows:

2007	$110,594
2008	15,592
2009	3,640
2010	1,764
2011	445
2012 and thereafter	250
Total time deposits	$132,285

Note 10: Short-term Borrowings

The Company’s short-term borrowings consist of borrowings from the Federal Home Loan Bank and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2006 and 2005.

	2006		2005

	Total Principal	Weighted Average Rate	Total Principal	Weighted Average Rate

Federal Home Loan Bank Advances	$160,319	5.16%	$114,900	4.37%
Securities sold under agreements to repurchase	14,927	2.99%	16,438	2.30%
Total short-term borrowings	$175,246		$131,338

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2006, 2005, and 2004 is summarized below:

	2006	2005	2004

Average daily balance during the year	$14,397	$14,588	$13,427
Average interest rate during the year	2.58%	1.77%	1.12%
Maximum month-end balance during the year	$15,984	$17,705	$17,745
Amount outstanding at end of year	$14,927	$16,438	$15,077

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and under the Bank's control, were as follows at December 31:

	2006	2005	2004

Amortized cost	$29,419	$21,504	$22,257
Estimated fair value	$28,994	$20,987	$22,317

Note 11: Long-term Debt

A summary of long-term debt, all of which represent advances from the Federal Home Loan Bank by contractual maturity date, is as follows:

December 31, 2006

Maturity	Total Principal	Weighted Average Rate	Range of Interest Rates

2008	$33,900	4.22%	2.78% to 5.68%
2009	$14,472	4.18%	2.69% to 5.30%
2010	$ 8,000	5.81%	4.81% to 5.95%
2011	$26,738	5.06%	3.86% to 5.30%
2012	$ 2,356	4.87%	4.71% to 5.07%
Total long-term debt	$85,466	4.64%

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity. Advances are stated at their contractual final maturity dates. At December 31, 2006, the maturity distribution of the long-term debt with callable features were as follows:

Maturity	Total Principal	Weighted Average Interest Rate

2007	$ 3,500	4.34%
2008	5,000	5.11%
2009	4,000	2.95%
2010	7,000	5.95%
2011	22,500	5.21%
Total	$42,000	5.04%

Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB and a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities, and other qualifying assets.

Note 12: Shareholders’ Equity

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2006, the Bank had $9,485 available for dividends that could be paid without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. Management believes, as of December 31, 2006, that the Company and the Bank exceed all capital adequacy requirements to which they are subject. As of December 31, 2006, the most recent notification from the federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s or the Company’s category.

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2006, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Actual Amount	Ratio	Actual Amount	Ratio

As of December 31, 2006
Total Capital
(To Risk-Weighted Assets)
Consolidated	$63,325	11.65%	$43,491	8.0%	N/A
Bank	$62,687	11.55%	$43,425	8.0%	$54,281	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$58,800	10.82%	$21,745	4.0%	N/A
Bank	$60,669	11.18%	$21,712	4.0%	$32,569	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$58,800	7.34%	$32,040	4.0%	N/A
Bank	$60,669	7.60%	$31,927	4.0%	$39,909	5.0%

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2005, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Actual Amount	Ratio	Actual Amount	Ratio

As of December 31, 2005
Total Capital
(To Risk-Weighted Assets)
Consolidated	$59,063	12.05%	$39,207	8.0%	N/A
Bank	$58,313	11.94%	$39,062	8.0%	$48,828	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$54,416	11.10%	$19,604	4.0%	N/A
Bank	$56,173	11.50%	$19,531	4.0%	$29,297	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$54,416	7.52%	$28,947	4.0%	N/A
Bank	$56,173	7.80%	$28,823	4.0%	$36,029	5.0%

Stock Repurchase Plan: In March 2004, the Company announced a second stock repurchase plan, authorizing open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and were to continue through December 31, 2006. In December 2006, the Company announced the continuance of this plan through December 31, 2007. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of December 31, 2006, the Company had repurchased 144,002 shares of stock under the plan, at an average price of $27.80 per share. The Company records repurchased shares as treasury stock.

Note 13: Stock Based Compensation:

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 ("ISOP") for its officers and employees, which provides for the issuance of up to 450,000 shares of common stock. At December 31, 2006, 82,411 shares are still available for future stock option grants. The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the fair market value on the date such option is granted. Vesting terms range from five to seven years. No option shall be granted after October 3, 2010, ten years after the effective date of the ISOP.

Implementation of New Accounting Standards: In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of Statement of Financial Accounting Standards ("SFAS") No. 123. SFAS No. 123(R), "Share-Based Payment," makes significant changes to accounting for "payments" involving employee compensation and "shares" or securities in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard was effective on January 1, 2006 for calendar-year public companies may be applied prospectively to stock options granted after the effective date and any unvested stock options at that date. The primary effect of the revised standard’s implementation on the Company is recognition of compensation expense associated with stock options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation expense that the Company recognizes beginning in 2006 includes: (a) the compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value; and (b) the compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value. Because the Company elected to use the modified-prospective-transition method, results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations ("intrinsic value method"). Under the provisions of the Company’s ISOP, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of the grant. Accordingly, the Company did not recognize any stock-based employee compensation expense in net income with respect to stock options prior to January 1, 2006. As a result of adopting SFAS 123(R), in 2006 the Company recognized $147 of share-based compensation in salaries and employee benefits expense.

The following table illustrates the effect on the Company’s net income and earnings per share had the Company applied fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation in 2005 and 2004:

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

For the years ended December 31, 2006, 2005, and 2004, the total anti-dilutive stock options amounted to 81, 22, and 13 thousand shares, respectively.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the years ended December 31:

	2006	2005	2004

Risk free interest rate	4.87%	4.32%	2.79%
Expected market volatility factor for the Company's stock	22.50%	16.76%	11.99%
Dividend yield	2.97%	3.19%	2.94%
Expected life of the options (years)	7.0	3.5	3.5
Options granted	11,500	29,500	47,500
Estimated fair value of options granted	$ 6.74	$ 3.27	$ 2.76

The expected market price volatility for the grants during 2006 was determined by using the Company’s historical stock price volatility on a daily basis during the seven-year period ending December 31, 2006, consistent with the expected life of the 2006 options.

Stock Option Activity: A summary status of the ISO as of December 31, 2006, and changes during the year then ended is presented below:

	Number of Stock Options Outstanding	Exercise Price Range		Weighted Average Exercise Price	Intrinsic Value
		From	To
Outstanding at January 1, 2006	293,289	$15.40	$29.10	$19.43
Granted	11,500	$28.20	$31.00	$29.42
Exercised	(27,756)	$15.40	$27.40	$18.43
Cancelled	14,501	$15.40	$27.00	$24.97
Outstanding at December 31, 2006	262,532	$15.40	$31.00	$19.64	$3,180
Ending vested and expected to vest December 31, 2006	218,060	$15.40	$31.00	$18.95	$2,792
Exercisable at December 31, 2006	123,606	$15.40	$28.51	$17.62	$1,747

The intrinsic value of the options exercised and cash received by the Company for options exercised for the years ended December 31, 2006, 2005, and 2004, was approximately $370 and $512, $346 and $551, and $338 and $438, respectively.

The tax benefit received related to the exercise of options in 2006 was $216.

The Company’s policy for fulfilling option exercises is to release shares from treasury stock.

As of December 31, 2006, there was approximately $369 of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This is expected to be recognized as expense over the next seven years, with a weighted average recognition period of 3.13 years.

Stock Options Outstanding: The following table summarizes stock options outstanding by exercise price range at December 31, 2006:

		Options Outstanding			Options Exercisable
Exercise Price or Range of Exercise Prices		Number Outstanding As of 12/31/06	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable As of 12/31/06	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

$15.40	$15.80	52,918		$15.43	27,616	$15.44
$16.05	$16.05	90,000		$16.05	60,000	$16.05
$17.75	$26.20	53,428		$19.80	25,004	$19.47
$26.25	$29.10	58,686		$27.48	10,986	$27.47
$29.69	$31.00	7,500		$29.85	---	$ ---
		262,532	5.95	$19.64	123,606	$17.62	5.39

Note 14: Defined Benefit Postretirement Plans

The Company has non-qualified supplemental executive retirement agreements with certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the net present value of payments associated with the agreements over the service periods of the participating officers. Interest costs continue to be recognized on the benefit obligations. The Company also has supplemental executive retirement agreements with certain current executive officers. These agreements provide a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or in the event that the participating executive leaves the Company following a change of control event. The Company recognizes the net present value of payments associated with these agreements over the service periods of the participating executive officers. Upon retirement, interest costs will continue to be recognized on the benefit obligation.

The Company also sponsors a limited postretirement benefit program, which funds medical coverage and life insurance benefits to a closed group of active and retired employees who meet minimum age and service requirements. It is the Company’s policy to record the cost of postretirement health care and life insurance plans based on actuarial estimates, which are dependent on claims and premiums paid. The cost of providing these benefits is accrued during the active service period of the employee.

As discussed in Note 1, the Company adopted SFAS 158 effective December 31, 2006. SFAS 158 requires employers to recognize the over-funded or under-funded status of defined benefit pension and other postretirement benefit plans as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income, except in year of adoption. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit costs are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.

The following table summarizes the impact of the Company’s adoption of SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006.

	Before Adoption	12/31/06	After Adoption
	of SFAS No. 158	Adjustments	of SFAS No. 158

Deferred tax assets, net	2,361	(80)	2,281
Total assets	$824,957	$ (80)	$824,877

Accrued postretirement benefit cost	1,527	(438)	1,089
Accrued supplemental pension cost	2,611	202	2,813
Total liabilities	$764,062	$ (236)	$763,826

Accumulated other comprehensive income (loss)	(1,109)	156	(953)
Total stockholders' equity	$ 60,895	$ 156	$ 61,051

The components of accumulated other comprehensive income, which have not yet been recognized as components of net periodic benefit cost, related to postretirement benefits, net of tax, at December 31, 2006 are summarized below.

	Postretirement Health Benefits	Supplemental Executive Retirement Plans

	12/31/2006	12/31/2006

Net loss (gain)	$ (272)	$ 133
Prior service cost (credit)	(17)	---
Total	$ (289)	$ 133

A December 31 measurement date is used for the postretirement health benefits and supplemental executive retirement plans, the following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plans.

	Postretirement		Supplemental Executive
	Health Benefits		Retirement Plans

	Fiscal Year Ending		Fiscal Year Ending
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Obligations and Funded Status

Change in Benefit Obligation
Benefit obligation at beginning of year	$ 1,272	$ 1,244	$ 2,512	$ 2,375
Service cost	---	---	186	179
Interest cost	71	71	540	171
Amendments	---	(27)	---	---
Actuarial (gain) loss	(181)	49	(202)	---
Benefits paid	(73)	(65)	(223)	(213)
Benefit obligation at end of year	1,089	1,272	2,813	2,512

Change in plan assets
Employer contributions	73	65	223	213
Benefits paid	(73)	(65)	(223)	(213)
Funded status at end of fiscal year	$(1,089)	$(1,272)	$(2,813)	$(2,512)

As of December 31, 2006 and 2005, the Company had accrued a total of $1,089 and $1,272 for the postretirement health benefits, and $2,813 and $2,512 for the supplemental executive retirement plans, respectively, reported within other liabilities on the consolidated balance sheet.

Information concerning the funded status of the postretirement health benefits and supplemental executive retirement plans in the amount recognized in the consolidated balance sheet at December 31, 2005, prior to the adoption of the SFAS No. 158, is summarized below:
	Postretirement Health Benefits	Supplemental Executive Retirement Plans

Funded status at year end	$(1,272)	$(2,512)
Unrecognized prior service cost	27	---
Unrecognized gain	240	---
Net amount recognized	$(1,539)	$(2,512)

Assumptions

Weighted-average assumptions used to determine benefit obligations
Measurement Date	12/31/2006	12/31/2005	12/31/2004
Discount rate	6.00%	5.75%	6.00%

Weighted-average assumptions used to determine net periodic benefit cost
Measurement date	12/31/2006	12/31/2005	12/31/2004
Discount rate	5.75%	6.00%	6.00%

Assumed health care cost trend rates
Measurement date	12/31/2006	12/31/2005	12/31/2004
Health care cost trend rate assumed for next year	10.50%	11.00%	12.00$
Ultimate health care cost trend rate	5.50%	5.50%	6.00%
Year that the rate reaches the ultimate trend rate	2018	2017	2016

The net periodic benefit cost for the years ended December 31 included the following components:
Components of Net Periodic Benefit Cost and Other Amounts Recognized in

	Postretirement Health Benefits			Supplemental Executive Retirement Plans

	Fiscal Year Ending			Fiscal Year Ending
	12/31/2006	12/31/2005	12/31/2004	12/31/2006	12/31/2005	12/31/2004

Net Periodic Benefit Cost
Service cost	$ ---	$ ---	$ ---	$ 186	$179	$298
Interest cost	71	71	73	540	171	153
Amortization of prior service cost	(2)	---	---	---	---	---
Amortization of net (gain) loss	(8)	(15)	(16)	(202)	---	---
	$ 61	$ 56	$ 57	$ 524	$350	$451

The estimated net loss and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $(22) and $(2), respectively

The following table sets forth estimated benefit payments for the postretirement health benefits and supplemental executive retirement plans:
	Postretirement	Supplemental Executive
Estimated future benefit payments	Health Benefits	Retirement Plans

December 31, 2007	$ 78	$ 222
Decmeber 31, 2008	81	222
December 31, 2009	86	222
December 31, 2010	90	242
December 31, 2011	87	340
December 31, 2012 - December 31, 2016	441	6,215

Impact of change in health care cost trend rates at December 31, 2006

	1% Increase in	1% Decrease in
	Trend Rates	Trend Rates

Effect on total of service and interest cost	7	(6)
Effect on postretirement benefit obligation	88	(78)

401(k) Plan:  The Company has a 401(k) Plan available to full-time employees and officers. The Company matches employee contributions based on a predetermined formula and may make additional discretionary contributions. The total expense for this plan in 2006, 2005 and 2004 was $428, $424, and $391, respectively.

Note 15: Financial Derivative Instruments

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

At December 31, 2006, the Bank had four outstanding derivative instruments with notional principal amounts totaling $50,000. These derivative instruments were interest rate swap agreements and interest rate floor agreements, with notional principal amounts totaling $20,000 and $30,000, respectively. The details are summarized as follows:

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

The interest rate swap agreements are designated as cash flow hedges in accordance with SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:   Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans."

At December 31, 2006, the fair market value of the interest rate swap agreements was an unrealized loss of $473 compared with an unrealized loss of $641 at December 31, 2005. The fair market values of the interest rate swap agreements were included in other liabilities on the consolidated balance sheets.

During 2006, the total net cash flows (paid to) received from counter-parties amounted to $311, compared with $3 in 2005. The net cash flows received from counter-parties were recorded in interest income.

At December 31, 2006, the net unrealized loss on the interest rate swap agreements included in accumulated other comprehensive loss, net of tax, amounted to $313, compared with $423 at December 31, 2005. Also included in accumulated other comprehensive loss at December 31, 2006 and 2005, was a net deferred loss, net of tax, of $6 and $10, respectively, related to the de-designation and re-designation of these interest rate swap agreements as cash flow hedges in 2004.

During the first quarter of 2004, the Bank de-designated its interest rate swap agreements as cash flow hedges and, from the time of de-designation, changes in their fair value and current period net cash flows representing net amounts received from or paid to counter-parties were recorded in the consolidated statement of income and included as part of non-interest income. During the third quarter of 2004 the Bank re-designated its interest rate swap agreements as cash flow hedges and, prospectively from the time of this designation, changes in their fair value are recorded in accumulated other comprehensive income, while current period net cash flows representing net amounts received from or paid to counter-parties are recorded as interest income. In 2004, non-interest income on interest rate swap agreements amounted to $404 (non-hedge accounting period), whereas no such non-interest income was recorded in 2006 and 2005 (hedge accounting periods). Of the $404 in non-interest income on interest rate swap agreements recorded in 2004, $375 represented net cash flows received from counter-parties, and $29 represented net unrealized gains.

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

At December 31, 2006, the total fair market value of the interest rate floor agreements was $40 compared with $131 at December 31, 2005. The fair market values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Pursuant to SFAS 133, changes in the fair market value, representing unrealized gains or losses, are recorded in accumulated other comprehensive loss.

The premiums paid on the interest rate floor agreements are included in accumulated other comprehensive loss on the consolidated balance sheets and are being recognized in interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During 2006, 2005, and 2004, $19, $2 , and $0 of the premium was recognized in interest income, respectively. At December 31, 2006, the remaining unamortized premiums, net of tax, totaled $155, compared with $167 at December 31, 2005. During the next twelve months, $41 of the premiums will be recognized in interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

At December 31, 2006 and 2005, the unamortized premium net of the unrealized gain on the interest rate floor agreements amounted to $129 and $80, net of tax, respectively, and was recorded in accumulated other comprehensive loss on the consolidated balance sheets.

A summary of the hedging related balances follows:

	2006		2005
	Gross	Net of Tax	Gross	Net of Tax

Unrealized gain on interest rate floors, including ineffectiveness of $28 at December 31, 2006 and $0 at December 31, 2005	$ 68	$ 44	$ 131	$ 87
Unrealized loss on interest rate swaps	(473)	(313)	(641)	(423)
Unamortized premium on interest rate floors	(235)	(154)	(253)	(167)
Net deferred loss from de-designation of interest rate swaps	(8)	(6)	(15)	(10)
Total	$(650)	$(429)	$(778)	$(513)

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2006 and 2005.

	2006	2005

Commitments to originate loans	$ 13,340	$ 40,779
Unused lines of credit	81,800	73,190
Un-advanced portions of construction loans	7,638	6,110
Total	$102,778	$120,079

Standby letters of credit	$ 442	$ 115

As of December 31, 2006 and 2005, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Operating Lease Obligations

The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2006.

2007	$ 69
2008	66
2009	70
2010	73
2011	38
Total	$316

In connection the foregoing lease obligations, in 2006, 2005 and 2004, the Company recorded $73, $24 and $24 in rent expense, respectively, which is included in occupancy expense on the consolidate statements of income.

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

Off-balance sheet financial instruments: The fair values of the interest rate swap agreements and interest rate floor agreements are based on quoted market prices. The Company’s other off-balance sheet instruments consist of loan commitments and standby letters of credit. Fair values for standby letters of credit and loan commitments were insignificant.

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2006 and 2005 follows:

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 19,547	$ 19,547	$ 14,000	$ 14,000
Securities available for sale	213,252	213,252	183,300	183,300
Loans, net	550,574	544,144	510,219	505,389
Interest receivable	4,118	4,118	3,572	3,572

Financial liabilities:
Deposits (with no stated maturity)	281,673	281,673	255,529	255,529
Time deposits	214,646	213,410	190,202	188,331
Securities sold under repurchase agreements	14,927	14,909	16,438	16,423
Borrowings from the FHLB	245,785	245,492	223,258	222,926
Interest payable	1,824	1,824	1,411	1,411

Financial derivative instruments:
Interest rate swaps	(473)	(473)	(641)	(641)
Interest rate floors	40	40	131	131

Note 18: Legal Contingencies

The Company and its subsidiaries are parties to certain routine litigation incidental to the normal conduct of the Company’s business, which in the opinion of management based upon currently available information will have no material effect on the Company's consolidated financial statements.

Note 19: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004 are presented below:

BALANCE SHEETS
December 31

	2006	2005

Cash	$ 688	$ 730
Investment in subsidiaries	60,412	55,354
Premises	731	742
Other assets	95	21
Total Assets	$61,926	$56,847

Liabilities
Total Liabilities	$ 876	$ 743

Shareholders’ equity
Total shareholders’ equity	$61,051	$56,104

Liabilities and Shareholders’ Equity	$61,926	$56,847

STATEMENTS OF INCOME
Years Ended December 31

	2006	2005	2004

Dividend income from subsidiaries	$3,628	$3,873	$2,409
Equity in undistributed earnings of subsidiaries	3,727	2,992	3,652
Bankshares expenses	(653)	(669)	(498)
Tax benefit	177	228	169

Net income	$6,879	$6,424	$5,732

STATEMENTS OF CASH FLOWS
Years Ended December 31

	2006	2005	2004

Cash flows from operating activities:
Net income	$ 6,879	$ 6,424	$ 5,732

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11	11	10
Net decrease in other assets	73	34	405
Net increase in other liabilities	133	206	222
Equity in undistributed earnings of subsidiaries	(3,727)	(2,992)	(3,652)

Net cash provided by operating activities	3,369	3,683	2,717

Cash flows from investing activities:
Additional investment in subsidiaries	---	---	888
Capital expenditures	---	(8)	(11)

Net cash (used in) provided by investing activities	---	(8)	877

Cash flows from financing activities:
Purchases of treasury stock	(1,162)	(1,473)	(1,369)
Proceeds from stock option exercises	512	551	438
Dividends paid	(2,761)	(2,584)	(2,478)

Net cash used in financing activities	(3,411)	(3,506)	(3,409)

Net (decrease) increase in cash and cash equivalents	(42)	169	185

Cash and cash equivalents, beginning of year	730	561	376

Cash and cash equivalents, end of year	$ 688	$ 730	$ 561

Note 20: Selected Quarterly Financial Data (Unaudited)

	Quarter
2006	1	2	3	4	Year

Interest and dividend income	$10,694	$11,324	$12,080	$12,047	$46,145
Interest expense	5,207	6,056	6,532	6,654	24,449
Net interest income	5,487	5,268	5,548	5,393	21,696
Provision for loan losses	28	15	81	7	131
Non-interest income	1,604	1,525	2,199	1,548	6,876
Non-interest expense	4,885	4,450	4,857	4,485	18,677
Income before income taxes	2,178	2,328	2,809	2,449	9,764
Income taxes	615	682	845	743	2,885
Net income	$ 1,563	$ 1,646	$ 1,964	$ 1,706	$ 6,879

Earnings per share:
Basic	$ 0.51	$ 0.54	$ 0.64	$ 0.56	$ 2.26
Diluted	$ 0.50	$ 0.53	$ 0.63	$ 0.55	$ 2.20

	Quarter
2005	1	2	3	4	Year

Interest and dividend income	$8,541	$ 8,945	$ 9,486	$10,223	$37,195
Interest expense	3,230	3,595	3,999	4,512	15,336
Net interest income	5,311	5,350	5,487	5,711	21,859
Provision for loan losses	---	25	25	(50)	---
Non-interest income	1,103	1,953	1,967	1,392	6,415
Non-interest expense	4,783	4,865	4,827	4,793	19,268
Income before income taxes	1,631	2,413	2,602	2,360	9,006
Income taxes	418	713	780	671	2,582
Net income	$1,213	$1,700	$1,822	$ 1,689	$ 6,424

Earnings per share:
Basic	$ 0.39	$ 0.55	$ 0.59	$ 0.55	$ 2.09
Diluted	$ 0.38	$ 0.54	$ 0.58	$ 0.54	$ 2.03

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2006, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework.

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

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Bar Harbor Bankshares (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).    The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bar Harbor Bankshares maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 9 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors and Executive Officers: Information required by Item 401 of Regulation S-K with respect to the directors and executive officer is incorporated by reference from the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS" in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, which was filed with the Commission on March 16, 2007 (the "Proxy").

Compliance with Section 16(a) of the Securities Exchange Act of 1934: Information required by Item 405 of Regulation S-K with respect to Compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the section entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company’s Proxy.

Stockholder Nominees to Board of Directors: There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors. Those procedures are set forth in the Proxy under sections entitled "CORPORATE GOVERNACE" – "Governance Committee" and "OTHER MATTERS" – "Nominations by Stockholders" and incorporated herein by reference.

Audit Committee: Information required by Items 407(d)(4) of Regulation S-K is incorporated herein by reference from the section entitled "CORPORATE GOVERNANCE" – "Audit Committee" in the Company’s Proxy. Information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference from "Appendix A" Report of the Audit Committee, contained in the Company’s Proxy.

Code of Ethics: Information required by Item 406 of Regulation S-K is incorporated herein by reference from the section entitled "OTHER MATTERS" "Code of Ethics" contained in the Company’s Proxy.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will appear under the heading "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS-COMPENSATION OF EXECUTIVE OFFICERS," in the Company’s Proxy, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading "CORPORATE GOVERNANCE" "Compensation Committee Interlocks and Insider Participation" in the Company’s Proxy, which information is incorporated herein by reference.

The information required by Item 407(e)(5) of Regulation S-K will appear under the heading "Report of the Compensation and Human Resources Committee" in the Company’s Proxy, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K appears in this Report at Part II, under the heading "Market for Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities" "Incentive Stock Option Plan," which information in incorporate herein by reference.

Information rquired by Item 403 of Regulation S-K is incorporated by reference from the section entitled "VOTING SECURITIES AND PRINCIPAL HOLDER THEREOF."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K will appear under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company’s Proxy, which information is incorporated herein by reference.

Information required by Section 407(a) of Regulation S-K will appear under the heading "CORPORATE GOVERNANCE" - "Board of Directors" in the Company’s Proxy, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the section entitled "INDEPENDENT REGISTERED ACCOUNTANTS" in the Company’s Proxy.

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

Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.3	Joseph M. Murphy Employment Contract	Incorporated by reference to Form 10-K Item 15(a)(10.2), filed with the Commission May 27, 2003 (Commission File Number 001-13349).

10.4	Incentive Stock Option Plan 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filled with the Commission March 28, 2002 (Commission File Number 001-13349).

10.5	Amendment to Employment Agreement, Change in Control, Confidentiality and Non-competition Agreement between the Company and Joseph M. Murphy.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.6	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Gerald Shencavitz.	Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349).

10.7	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Daniel A. Hurley III, President of Bar Harbor Trust Services.

Incorporated by reference to Form 8-K, Exhibit 99.1, "Form of Change in Control, Confidentiality and Non-competition Agreement," filed with the Commission on June 30, 2005 (Commission File Number 001-13349).

10.8	Purchase and Assumption Agreement between Bar Harbor Banking and Trust Company and Androscoggin Savings Bank, dated October 24, 2003.	Incorporated by reference to Form 10-Q, Part II, Item 6 filled with the Commission November 13, 2003 (Commission File Number 001-13349).

10.9	Description of the 2006 Two-tiered Executive Compensation Arrangements not pursuant to a written plan or agreement.	Filed herewith

10.10	Infinex Agreement	Incorporated by reference to Form 10-K, Part III, Item 15(a)(10.10), filed with the Commission on March 14, 2005 (Commission File Number 001-13349).

10.11	Somesville Bank Branch Lease dated October 27, 2005.	Incorporated by reference to Form 10-K, Part III, Item 15(a)(10,13), filed with the Commission on March 16, 2006 (Commission File Number 001-13349)

13	Annual Report to Shareholders	Filed herewith

14	Code of Ethics	Incorporated by reference to Form 10-K, Part III, Item 15(a)(14), filed with the Commission on March 16, 2006 (Commission File Number 001-13349)

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14/15d-14(a)	Filed herewith.

31.2	Certification of Chief Financial Officer under Rule 13a-14/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

(c) There are no other financial statements and financial statement schedules, which were excluded from this report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2007                                      BAR HARBOR BANKSHARES
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

/s/ Thomas A. Colwell Thomas A. Colwell Chairman, Board of Directors	/s/ Joseph M. Murphy Joseph M. Murphy, Director President and Chief Executive Officer

/s/ Robert C. Carter Robert C. Carter, Director	/s/ Robert M. Phillips Robert M. Phillips, Director

/s/ Peter Dodge Peter Dodge, Director	/s/ Gerald Shencavitz Gerald Shencavitz Chief Financial Officer and Treasurer

/s/ Martha Tod Dudman Martha Tod Dudman, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director

/s/ Jacquelyn S. Dearborn Jacquelyn S. Dearborn, Director	/s/ Constance C. Shea Constance C. Shea, Director

/s/ Lauri E. Fernald Lauri E. Fernald, Director	/s/ Scott G. Toothaker Scott G. Toothaker, Director

/s/Clyde H. Lewis Clyde H. Lewis, Director	/s/ David B. Woodside David B. Woodside, Director

/s/ Gregg S. Hannah Gregg S. Hannah, Director