Form 10-Q
period 2007-03-31
BAR HARBOR BANKSHARES
filed 2007-05-10
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X    NO_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____ Accelerated filer   X  Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): YES: _____ NO:   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – May 3, 2007
$2.00 Par Value	3,043,078

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets at March 31, 2007, and December 31, 2006	3

	Consolidated Statements of Income for the three months ended March 31, 2007 and 2006	4

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2007 and 2006	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	6

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2007 and 2006	7

	Notes to Consolidated Interim Financial Statements	8-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44-47

Item 4.	Controls and Procedures	47

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

Signatures		49

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
(in thousands, except share data)
(unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$ 9,308	$ 11,838
Overnight interest bearing money market funds	657	7,709
Total cash and cash equivalents	9,965	19,547
Securities available for sale, at fair value	227,473	213,252
Investment in Federal Home Loan Bank stock	12,531	11,849
Loans	552,643	555,099
Allowance for loan losses	(4,499)	(4,525)
Loans, net of allowance for loan losses	548,144	550,574
Premises and equipment, net	11,240	11,368
Goodwill	3,158	3,158
Bank owned life insurance	6,173	6,116
Other assets	8,582	9,013
TOTAL ASSETS	$827,266	$824,877

Liabilities
Deposits
Demand deposits	$ 47,848	$ 53,872
NOW accounts	62,364	63,588
Savings and money market deposits	147,690	164,213
Time deposits	129,462	132,285
Brokered time deposits	119,468	82,361
Total deposits	506,832	496,319
Short-term borrowings	173,269	175,246
Long-term debt	79,083	85,466
Other liabilities	5,530	6,795
TOTAL LIABILITIES	764,714	763,826

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at March 31, 2007 and December 31, 2006	7,287	7,287
Surplus	4,424	4,365
Retained earnings	59,975	59,339
Accumulated other comprehensive (loss) income:
Prior service cost and unamortized net actuarial gains/losses on employee benefit plans, net of tax of ($70) and $80, at March 31, 2007 and December 31, 2006, respectively	(133)	156
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $223 and ($351), at March 31, 2007 and December 31, 2006, respectively	433	(680)
Net unrealized depreciation on derivative instruments, net of tax of $183 and $221 at March 31, 2007 and December 31, 2006, respectively	(356)	(429)
Total accumulated other comprehensive loss	(56)	(953)
Less: cost of 598,944 and 596,169 shares of treasury stock at March 31, 2007 and December 31, 2006, respectively	(9,078)	(8,987)

TOTAL SHAREHOLDERS' EQUITY	62,552	61,051

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$827,266	$824,877

                                                                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands, except share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest and dividend income:
Interest and fees on loans	$ 9,188	$ 8,263
Interest and dividends on securities and other earning assets	3,172	2,431
Total interest and dividend income	12,360	10,694

Interest expense:
Deposits	3,887	2,609
Short-term borrowings	1,917	1,319
Long-term borrowings	1,274	1,279
Total interest expense	7,078	5,207

Net interest income	5,282	5,487
Provision for loan losses	---	28
Net interest income after provision for loan losses	5,282	5,459

Non-interest income:
Trust and other financial services	541	504
Service charges on deposit accounts	370	343
Other service charges, commissions and fees	52	53
Credit and debit card service charges and fees	267	230
Net securities (loss) gain	(920)	310
Other operating income	68	164
Total non-interest income	378	1,604

Non-interest expenses:
Salaries and employee benefits	2,345	2,444
Postretirement plan settlement	(832)	---
Occupancy expense	373	312
Furniture and equipment expense	449	500
Credit and debit card expenses	188	166
Other operating expense	1,274	1,463
Total non-interest expenses	3,797	4,885

Income before income taxes	1,863	2,178
Income taxes	488	615

Net income	$ 1,375	$ 1,563

Earnings Per Share:
Basic earnings per share	$ 0.45	$ 0.51
Diluted earnings per share	$ 0.44	$ 0.50

                                                                        The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands, except share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2005	$7,287	$4,002	$55,181	$(1,738)	$(8,628)	$56,104
Cumulative adjustment from the adoption of SAB No. 108	---	---	331	---	---	331
Adjusted balance December 31, 2005	7,287	4,002	5,512	(1,738)	(8,628)	56,435
Net income	---	---	1,563	---	---	1,563
Total other comprehensive loss	---	---	---	(726)	---	(726)
Cash dividends declared ($0.22 per share)	---	---	(673)	---	---	(673)
Purchase of treasury stock (18,725 shares)	---	---	---	---	(535)	(535)
Stock options exercised (3,750 shares), and related tax effects	---	---	(37)	---	101	64
Recognition of stock option expense	---	35	---	---	---	35
Balance March 31, 2006	$7,287	$4,037	$56,365	$(2,464)	$(9,062)	$56,163

Balance December 31, 2006	$7,287	$4,365	$59,339	$ (953)	$(8,987)	$61,051
Net income	---	---	1,375	---	---	1,375
Total other comprehensive income	---	---	---	897	---	897
Cash dividends declared ($0.235 per share)	---	---	(716)	---	---	(716)
Purchase of treasury stock (4,611 shares)	---	---	---	---	(150)	(150)
Stock options exercised (1,836 shares), and related tax effects	---	5	(23)	---	59	41
Recognition of stock option expense	---	54	---	---	---	54
Balance March 31, 2007	$7,287	$4,424	$59,975	$ (56)	$(9,078)	$62,552

                                                    The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands)
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$ 1,375	$ 1,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	318	333
Amortization of core deposit intangible	17	17
Provision for loan losses	---	28
Net securities losses (gains)	920	(310)
Net amortization of bond premiums	62	84
Recognition of stock option expense	54	35
Postretirement plan settlement	(832)	---
Net change in other assets	11	(296)
Net change in other liabilities	(875)	(193)
Net cash provided by operating activities	1,050	1,261

Cash flows from investing activities:
Purchases of securities available for sale	(28,246)	(28,347)
Proceeds from maturities, calls and principal paydowns of securities available for sale	12,527	6,689
Proceeds from sales of securities available for sale	2,201	3,140
Net increase in Federal Home Loan Bank stock	(682)	(720)
Net decrease (increase) in loans	2,430	(14,455)
Capital expenditures	(190)	(297)
Net cash used in investing activities	(11,960)	(33,990)

Cash flows from financing activities:
Net increase in deposits	10,513	29,021
Net decrease in securities sold under repurchase agreements and fed funds purchased	(1,759)	(1,797)
Proceeds from Federal Home Loan Bank advances	6,399	6,400
Repayments of Federal Home Loan Bank advances	(13,000)	(596)
Purchases of treasury stock	(150)	(535)
Proceeds from stock option exercises, including excess tax benefits	41	64
Payments of dividends	(716)	(673)
Net cash provided by financing activities	1,328	31,884

Net decrease in cash and cash equivalents	(9,582)	(845)
Cash and cash equivalents at beginning of year	19,547	14,000
Cash and cash equivalents at end of period	$ 9,965	$13,155

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 6,072	$ 4,557
Non-cash investing and financing activities:
Cumulative effect adjustment from the adoption of SAB No. 108	$ ---	$ 331
Net unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment, net of tax of $574, and ($311), respectively	1,113	(604)
Net unrealized appreciation (depreciation) on interest rate derivatives, net of tax of $39 and ($63), respectively	76	(123)
Ineffective portion of unrealized losses on interest rate derivatives, net of tax of ($2)	(5)	---
Amortization of net deferred loss related to interest rate derivatives, net of tax of $1 and $1, respectively	2	1
Elimination of actuarial gain upon post retirement plan settlement, and related tax effect of ($151)	(291)	---
Amortization of actuarial gain for supplemental executive retirement plan, net of tax of $1	2	---

                                                               The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006

Net income	$1,375	$1,563
Net unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment, net of tax of $574, and ($311), respectively	1,113	(604)
Net unrealized appreciation (depreciation) on interest rate derivatives, net of tax of $39 and ($63), respectively	76	(123)
Ineffective portion of unrealized losses on interest rate derivatives, net of tax of ($2)	(5)	---
Amortization of net deferred loss related to interest rate derivatives, net of tax of $1 and $1, respectively	2	1
Elimination of actuarial gain upon post retirement plan settlement, and related tax effect of ($151)	(291)	---
Amortization of actuarial gain for supplemental executive retirement plan, net of tax of $1	2	---
Total other comprehensive income (loss)	897	(726)
Total comprehensive income	$2,272	$ 837

                                                            The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007
(in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three months ended March 31, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any other interim periods.

The consolidated balance sheet at December 31, 2006 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 218). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and notes thereto.

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

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated regularly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration. The ongoing evaluation process includes a formal analysis, which considers among other factors: the character and size of the loan portfolio, business and economic conditions, real estate market conditions, collateral values, changes in product offerings or loan terms, changes in underwriting and/or collection policies, loan growth, previous charge-off experience, delinquency trends, non-performing loan trends, the performance of individual loans in relation to contract terms and estimated fair values of collateral.

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

Income Taxes: On January 1, 2007, the Company adopted Financial Accounting Interpretation Number 48 ("FIN 48") to account for uncertain tax positions. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

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

Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2007 and December 31, 2006, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Net income	$ 1,375	$ 1,563

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,046,918	3,044,984
Effect of dilutive employee stock options	92,673	81,341
Diluted	3,139,591	3,126,325

EARNINGS PER SHARE:
Basic	$ 0.45	$ 0.51
Diluted	$ 0.44	$ 0.50

Anti-dilutive options excluded from earnings per share calculation	16,463	81,513

Note 4: Retirement Benefit Plans

Prior to the first quarter of 2007, the Company sponsored a limited post-retirement benefit program, which funded medical coverage and life insurance benefits to a closed group of active and retired employees who met minimum age and service requirements. It was the Company's policy to record the cost of post-retirement health care and life insurance plans based on actuarial estimates, which were dependent on claims and premiums paid. The cost of providing these benefits was accrued during the active service period of the employee.

In the first quarter of 2007, the Company settled its limited post-retirement benefit program. The Company voluntarily paid out $700 to plan participants, representing 64% of the accrued post retirement benefit obligation. This payment fully settled all Company obligations related to this program. In connection with the settlement of the postretirement program, the Company recorded a reduction in non-interest expense of $832, representing the elimination of the $390 remaining accrued benefit obligation included in other liabilities on the consolidated balance sheet, and the $291 actuarial gain related to the program, which was included in accumulated other comprehensive income, net of tax effect of $151.

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

The following table summarizes the net periodic benefit costs for the three months ended March 31, 2007 and 2006:

	Supplemental Executive Retirement Plans

Three Months Ended	2007	2006

Service cost	$50	$47
Interest cost	40	38
Amortization of actuarial loss	3	---
Net periodic benefit cost	$93	$85

The Company is expected to recognize $359 of expense for the foregoing plans for the year ended December 31, 2007. The Company is expected to contribute $222 to the foregoing plans in 2007. As of March 31, 2007, the Company had contributed $58.

Note 5: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Commitments to originate loans	$37,007	$13,340
Unused lines of credit	$78,928	$81,800
Un-advanced portions of construction loans	$ 4,002	$ 7,638
Standby letters of credit	$ 462	$ 442

As of March 31, 2007 and December 31, 2006, the fair value of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Note 6: Financial Derivative Instruments

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

At March 31, 2007 the Bank had four outstanding derivative instruments with notional principal amounts totaling $50,000. These derivative instruments were interest rate swap agreements and interest rate floor agreements, with notional principal amounts totaling $20,000 and $30,000, respectively. The details are summarized as follows:

Interest Rate Swap Agreements:

Description	Maturity	Notional Amount	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	09/01/07	$10,000	6.04%	Prime (8.25%)
Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (8.25%)

The Bank is required to pay to a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon interest rates of 6.04% and 6.25%, respectively, over the term of each agreement.

The interest rate swap agreements were designated as cash flow hedges in accordance with SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:   Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans."

At March 31, 2007, the fair market value of the interest rate swap agreements was an unrealized loss of $364 compared with unrealized losses of $473 and $745 at December 31, and March 31, 2006, respectively. The fair market values of the interest rate swap agreements were included in other liabilities on the consolidated balance sheets.

During the three months ended March 31, 2007, the total net cash flows (paid to) received from counter-parties amounted to ($106), compared with ($53) during the same period in 2006. The net cash flows (paid to) received from counter-parties were recorded in interest income.

At March 31, 2007, the net unrealized loss on the interest rate swap agreements included in accumulated other comprehensive loss, net of tax, amounted to $240 compared with $313 and $492 at December 31 and March 31, 2006, respectively. Also included in accumulated other comprehensive loss at March 31, 2007, was a net deferred loss, net of tax, of $4 related to the de-designation and re-designation of these interest rate swap agreements as cash flow hedges in 2004.

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

At March 31, 2007, the total fair market value of the interest rate floor agreements was $38 compared with $40 at December 31, 2006. The fair market values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Pursuant to SFAS 133, changes in the fair market value, representing unrealized gains or losses, are recorded in accumulated other comprehensive loss.

The premiums paid on the interest rate floor agreements are included in accumulated other comprehensive income on the consolidated balance sheets and are being recognized in interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During the three months ended March 31, 2007, $8 of the premium was recognized in interest income. At March 31, 2007, the remaining unamortized premiums, net of tax, totaled $150, compared with $154 at December 31, 2006. During the next twelve months, $47 of the premiums will be recognized in interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

At March 31, 2007, and December 31, 2006, the unamortized premium net of the unrealized gain on the interest rate floor agreement amounted to $126 and $129, net of tax, respectively, and was recorded in accumulated other comprehensive income on the consolidated balance sheet.

A summary of the hedging related balances follows:

	March 31, 2007		December 31, 2006
	Gross	Net of Tax	Gross	Net of Tax

Unrealized gain on interest rate floors, including ineffectiveness of $21 at March 31, 2007 and $28 at December 31, 2006	$ 59	$ 38	$ 68	$ 44
Unrealized loss on interest rate swaps	(364)	(240)	(473)	(313)
Unamortized premium on interest rate floors	(227)	(150)	(235)	(154)
Net deferred loss on de-designation of interest rate swaps	(5)	(4)	(8)	(6)
Total	$(537)	$(356)	$(648)	$(429)

Note 7: Recently Adopted Accounting Standards

The Company recently adopted the following accounting standards:

Accounting for Uncertainty in Income Taxes:

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

On January 1, 2007 the Company adopted the provisions of FIN 48 and there was no impact on the consolidated financial statements. Upon the adoption of this standard, the Company performed an analysis of its tax positions to determine whether there may be uncertainties that require further analysis under FIN 48 based upon their specific facts and circumstances. The Company did not identify any uncertain tax positions for which tax benefits should not be recognized under FIN 48 upon adoption or as of March 31, 2007. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2006. The Company’s state income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2004 through 2006.

Accounting for Servicing of Financial Assets: In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 ("SFAS 156"), "Accounting for Servicing of Financial Assets." This statement amends Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company's first fiscal year after September 15, 2006 (January 1, 2007 for the Company). The Company’s adoption of SFAS 156 did not have an impact on its financial condition or results of operations.

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

The Company completed an analysis under the "dual approach" and adopted SAB 108 effective as of January 1, 2006. The Company applied the SAB 108 provisions using the cumulative effect transition method. Upon adoption of SAB 108, the Company reversed $331 of income taxes payable resulting from cumulative over accruals of income tax expense. These misstatements primarily resulted from the incorrect determination of depreciation and deferred loan origination costs for tax purposes and principally occurred prior to 2004, with certain amounts dating back to the 1990’s. After considering all of the quantitative and qualitative factors, the Company determined these misstatements had not previously been material to any of those prior periods when measured using the roll-over method. Given that the effect of correcting these misstatements during 2006 would be material to the Company’s 2006 financial statements, the Company concluded that the cumulative effect adjustment method of initially applying the guidance in SAB 108 was appropriate. In accordance with the transition provisions of SAB 108, the Company recorded this cumulative effect adjustment, resulting in a $331 increase in other assets and a $331 increase in retained earnings as of January 1, 2006.

Note 8: Recently Issued Accounting Pronouncements

The following information addresses new or proposed accounting pronouncements that could have an impact on the Company’s financial condition, results of operations, earnings per share, or cash flows.

Fair Value Measurements for Financial Assets and Liabilities: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115." This standard provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. This new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, "Fair Value Measurements," and No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (January 1, 2008 for the Company).   Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also adopts the provisions of SFAS 157 at the same time. The Company did not adopt SFAS 159 early and is currently evaluating the impact of adopting this statement.

Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements." This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. The statement is effective for fair value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year (January 1, 2008 for the Company). The Company is currently evaluating the impact of adopting SFAS 157, but does not anticipate that the adoption of this standard will have a material impact on its financial condition or results of operations.

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

Unless otherwise noted, all dollars are expressed in thousands, except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in first quarter 2007 and 2006 net interest income was $407 and $477, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax-exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax-equivalent adjustments of $149 and $187 in the first quarter of 2007 and 2006, respectively. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2006 report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported. Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements:

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

Income Taxes: On January 1, 2007, the Company adopted Financial Accounting Interpretation Number 48 ("FIN 48") to account for uncertain tax positions. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2007 and December 31, 2006, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

EXECUTIVE OVERVIEW

Summary Results of Operations

The Company reported consolidated net income of $1.4 million or fully diluted earnings per share of $0.44 for the three months ended March 31, 2007, compared with $1.6 million or fully diluted earnings per share of $0.50 for the same quarter in 2006, representing declines of $188 thousand and $0.06, or 12.0% and 12.4%, respectively. The annualized return on average shareholders’ equity ("ROE") and average assets ("ROA") amounted to 9.02% and 0.67%, respectively, compared with 11.16% and 0.84% for the same quarter in 2006. The decline in first quarter earnings was principally attributed to the Company’s planned restructuring of a portion of its balance sheet, substantially offset by the settlement of its limited postretirement benefit program.

  Balance Sheet Restructuring: In April 2007, the Company’s Board of Directors approved the restructuring of a portion of the Company’s balance sheet through the sale of $43.3 million of its aggregate $227.5 million available for sale investment securities portfolio, the proceeds from which were initially used to pay down short-term borrowings. Since the Company no longer had the intent to hold these securities until a recovery of their amortized cost, which may be at maturity, the Company recorded an adjustment to write down these securities to fair value at March 31, 2007, resulting in a pre-tax impairment loss of $1.2 million included in first quarter 2007 earnings as a reduction of non-interest income. The Company’s overall objectives are to improve future period earnings, lower the interest rate risk profile of the Company’s balance sheet, and provide a means to more effectively respond to the current and future yield curve environments.
  Post Retirement Plan Settlement: In the first quarter of 2007, the Company settled its limited postretirement benefit program, which funded medical coverage and life insurance benefits to a closed group of active and retired employees who met minimum age and service requirements. The Company voluntarily paid out $700 thousand to plan participants, representing 64% of the total benefit obligation. This payment fully settled all Company obligations related to this program. In connection with the settlement of the postretirement program, the Company recorded a first quarter reduction in non-interest expense of $832 thousand, representing the remaining accrued benefit obligation and the actuarial gain related to the program.
  Net Interest Income: For the quarter ended March 31, 2007, net interest income on a tax equivalent basis amounted to $5.4 million, representing a decline of $243 thousand, or 4.3%, compared with the same quarter in 2006. The decline in net interest income was principally attributed to a 40 basis point decline in the net interest margin, which in the first quarter of 2007 amounted to 2.77%. As is widely the situation throughout the banking industry, the decline in the net interest margin was largely attributed to the seventeen consecutive increases in short-term interest rates by the Federal Reserve Bank from June 2004 to June 2006 and a flat-to-inverted yield curve over the past fifteen months, the impact of which has caused the Bank’s funding costs to increase at a faster pace than the yield on its earning asset portfolios.
  Non- interest Income: For the quarter ended March 31, 2007, total non-interest income amounted to $378 thousand, representing a decline of $1.2 million, or 76.4%, compared with the same quarter in 2006. The decline in non-interest income was principally attributed to a $1.2 million securities impairment loss in connection with the Company’s restructuring of a portion of its balance sheet. Also included in first quarter net securities losses were realized gains on the sale of securities amounting to $241 thousand, representing a decline of $69 thousand, or 22.3%, compared with the same quarter last year.

For the quarter ended March 31, 2007, fees from financial services, service charges on deposits and credit and debit card fees posted increases of 7.3%, 7.9% and 16.1%, respectively, compared with the same quarter in 2006. First quarter 2007 other operating income amounted to $68 thousand, representing a decline of $96 thousand, or 59%, compared with the same quarter in 2006. The decline in other operating income was attributed to a $150 thousand gain on the sale of a parcel of Bank owned real estate recorded during the first quarter of 2006.

  Non-Interest Expense: For the quarter ended March 31, 2007, total non-interest expense amounted to $3.8 million, representing a decline of $1.1 million, or 22.3%, compared with the same quarter in 2006. The decline in non-interest expense was principally attributed to the settlement of the Company’s limited post retirement program, the financial impact of which reduced first quarter non-interest expense by $832 thousand. The decline in first quarter non-interest expense was also attributed to lower salaries and employee benefits expense and other miscellaneous operating expenses, which posted declines of $99 thousand and $189 thousand, or 4.1% and 12.9%, compared with the first quarter of 2006, respectively.

Summary Financial Condition

The Company’s total assets ended the first quarter of 2007 at $827.3 million, representing increases of $2.4 million and $45.7 million, or 0.3% and 5.9%, compared with December 31 and March 31, 2006.

  Loans: Total loans ended the first quarter at $552.6 million, representing a decline of $2.5 million or 0.4% compared with December 31, 2006 and an increase of $23.5 million or 4.5% compared with March 31, 2006. The small decline in the loan portfolio compared with December 31, 2006 principally reflected anticipated paydowns on certain seasonal borrowings, combined with softening loan demand and intensifying competition in the markets served by the Bank. The increase in the loan portfolio compared with March 31, 2006 was driven by business lending activity, which accounted for $16.4 million or 69.5% of the total year-over-year loan growth.
  Credit Quality: The Bank’s non-performing loans remained at low levels at quarter-end, representing $422 thousand or 0.08% of total loans, compared with $628 thousand and $896 thousand, or 0.11% and 0.17% of total loans at December 31 and March 31, 2006, respectively. The Bank’s loan loss experience continued at low levels during the first quarter, with net charge-offs amounting to $26 thousand, or annualized net charge-offs to average loans outstanding of 0.02%, compared with $202 thousand or annualized net charge-offs to average loans outstanding of 0.16% during the first quarter of 2006. In the first quarter of 2007 the Bank did not record a provision for loan losses, compared with $28 thousand in the first quarter of 2006.
  Securities: Total securities ended the first quarter at $227.5 million, representing increases of $14.2 million and $26.3 million, or 6.7% and 13.1%, compared with December 31 and March 31, 2006, respectively. Market yields showed meaningful improvement early in the first quarter, with the benchmark 10-year U.S. Treasury note climbing to a five-month high, presenting opportunities for increasing the Bank’s earning assets and generating higher levels of net interest income.
  Deposits: Total deposits ended the first quarter at $506.8 million, representing increases of $10.5 million and $32.1 million, or 2.1% and 6.8% compared with December 31 and March 31, 2006, respectively. Deposit growth was largely attributed to certificates of deposit obtained in the national market, which were principally used to fund the Bank’s earning asset growth and replace the seasonal deposit outflows experienced in the first quarter of 2007.

At March 31, 2007, retail deposits totaled $387.4 million, representing declines of $26.6 million and $5.0 million, or 6.4% and 1.3%, compared with December 31 and March 31, 2006, respectively. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in winter and spring, and higher deposits in summer and autumn. During the first quarter of 2007, the Bank’s net deposit outflows were moderately higher than historical norms.

  Shareholders’ Equity: The Company continued to exceed regulatory requirements for "well-capitalized" institutions. At March 31, 2007, the Company’s Tier 1Leverage, Tier 1 Risk-based, and Total Risk-based Capital ratios amounted to 7.26%, 11.18% and 12.02%, respectively. Total shareholders’ equity ended the quarter at $62.6 million, representing increases of $1.5 million and $6.4 million, or 2.5% and 11.4%, compared with December 31 and March 31, 2006, respectively.
  Tangible Book Value: At March 31, 2007 the Company’s tangible book value per share of common stock outstanding amounted to $19.44, compared with $18.93 and $17.32 at December 31 and March 31, 2006, representing increases of 2.7% and 12.2%, respectively.

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

For the three months ended March 31, 2007, net interest income on a fully tax-equivalent basis amounted to $5,431, compared with $5,674 in the first quarter of 2006, representing a decline of $243, or 4.3%. As discussed below, the Bank’s first quarter 2007 net interest income was adversely impacted by a 40 basis point decline in the net interest margin compared with the same quarter in 2006.

Factors contributing to the changes in net interest income and the net interest margin are enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended March 31, 2007 and 2006, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
MARCH 31, 2007 AND 2006

	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$554,027	$ 9,209	6.74%	$520,868	$ 8,280	6.45%
Taxable investment securities	196,892	2,610	5.38%	155,724	1,839	4.79%
Non-taxable investment securities (3)	29,646	473	6.47%	36,120	600	6.74%
Total Investments	226,538	3,083	5.52%	191,844	2,439	5.16%
Investment in Federal Home Loan Bank stock	12,347	199	6.54%	11,791	149	5.12%
Fed funds sold, money market funds, and time deposits with other banks	1,497	18	4.88%	1,547	13	3.41%

Total Earning Assets	794,409	12,509	6.39%	726,050	10,881	6.08%

Non-Interest Earning Assets:
Cash and due from banks	7,103			7,494
Allowance for loan losses	(4,556)			(4,654)
Other assets (2)	31,077			27,528
Total Assets	$828,033			$756,418

Interest Bearing Liabilities:
Deposits	$449,711	$ 3,887	3.51%	$404,086	$ 2,609	2.62%
Securities sold under repurchase agreements and fed funds purchased	13,928	104	3.03%	14,701	89	2.46%
Borrowings from Federal Home Loan Bank	247,640	3,087	5.06%	223,939	2,509	4.54%
Total Borrowings	261,568	3,191	4.95%	238,640	2,598	4.42%
Total Interest Bearing Liabilities	711,279	7,078	4.04%	642,726	5,207	3.29%
Rate Spread			2.35%			2.79%

Non-Interest Bearing Liabilities:
Demand deposits	49,863			50,418
Other liabilities	5,059			6,150
Total Liabilities	766,201			699,294
Shareholders' equity	61,832			57,124
Total Liabilities and Shareholders' Equity	$828,033			$756,418
Net interest income and net interest margin (3)		5,431	2.77%		5,674	3.17%
Less: Tax Equivalent adjustment		(149)			(187)
Net Interest Income		$ 5,282	2.70%		$ 5,487	3.06%

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

For the three months ended March 31, 2007 the net interest margin amounted to 2.77%, compared with 3.17% during the same period in 2006, representing a decline of 40 basis points.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2007 Average Rate	2006 Average Rate				2005 Average Rate

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Interest Earning Assets:
Loans (1,2)	6.74%	6.67%	6.67%	6.56%	6.45%	6.34%	6.22%	6.10%
Taxable investment securities	5.38%	5.03%	4.91%	4.97%	4.79%	4.47%	4.09%	4.11%
Non-taxable investment securities (2)	6.47%	6.48%	6.43%	6.68%	6.74%	6.62%	6.84%	6.76%
Total Investments	5.52%	5.25%	5.16%	5.26%	5.16%	4.89%	4.57%	4.62%
Investment in Federal Home Loan Bank stock	6.54%	6.13%	11.04%	0.00%	5.12%	4.85%	4.41%	4.07%
Fed Funds sold, money market funds, and Time deposits with other banks	4.88%	5.20%	5.27%	5.01%	3.41%	3.92%	3.46%	3.20%
Total Earning Assets	6.39%	6.28%	6.33%	6.09%	6.08%	5.94%	5.79%	5.70%

Interest Bearing Liabilities:
Deposits	3.51%	3.37%	3.22%	2.92%	2.62%	2.27%	2.02%	1.76%
Securities sold under repurchase agreements	3.03%	2.96%	2.78%	2.55%	2.46%	2.15%	1.91%	1.82%
Other borrowings	5.06%	5.01%	5.01%	4.81%	4.54%	4.39%	4.27%	4.07%
Total Borrowings	4.95%	4.87%	4.89%	4.69%	4.42%	4.21%	4.10%	3.93%
Total Interest Bearing Liabilities	4.04%	3.89%	3.81%	3.58%	3.29%	2.96%	2.76%	2.56%

Rate Spread	2.35%	2.39%	2.52%	2.51%	2.79%	2.98%	3.03%	3.14%

Net Interest Margin (2)	2.77%	2.86%	2.95%	2.89%	3.17%	3.36%	3.39%	3.45%

Net Interest Margin without Tax Equivalent Adjustments	2.70%	2.77%	2.86%	2.79%	3.06%	3.26%	3.30%	3.35%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, reported on a tax equivalent basis.

In June of 2004, following an extended period of historically low interest rates, the Board of Governors of the Federal Reserve System (the "Federal Reserve") began increasing short-term interest rates. Through June of 2006, the Federal Funds targeted rate had increased seventeen times for a total of 425 basis points while the 10-year U.S. Treasury note remained relatively unchanged, causing a dramatic flattening of the U.S. Treasury yield curve. Over the past fifteen months the yield curve has been flat-to-inverted, meaning short-term interest rates have been equal to or greater than long-term interest rates.

In the first quarter of 2005 the Bank’s net interest margin began to decline and this decline has steadily continued through the first quarter of 2007, principally reflecting the inherent net interest margin challenges widely associated with a flat or inverted yield curve. The declining net interest margin was principally attributed to the increases in the Bank’s cost of funds outpacing the increases in yields on its interest earning assets, reflecting the re-pricing of a large portion of the Bank’s funding base during a period of rapidly rising short-term interest rates. In addition, highly competitive pricing pressures with respect to loans and deposits and a higher utilization of wholesale funding have adversely impacted the Bank’s net interest margin.

The yield on average earning assets amounted to 6.39% in the first quarter of 2007, compared with 6.08% in the first quarter of 2006, representing an increase of 31 basis points. However, the cost of interest bearing liabilities amounted to 4.04% in the first quarter of 2007, compared with 3.29% in the first quarter of 2006, representing an increase of 75 basis points. In short, since the first quarter of 2006, the increases in the cost of the Bank’s interest bearing liabilities exceeded the increases in yields on its earning asset portfolios by 44 basis points.

Should short-term interest rates continue at current levels with a yield curve that is inverted or flat, Company management anticipates continued pressure on the net interest margin during 2007, but not to the same degree experienced in 2006. Specifically, management does not anticipate further declines of the magnitude experienced in 2006 in an unchanged interest rate environment. Company management also believes that continued balance sheet growth will be needed to meaningfully increase net interest income in 2007, should interest rates remain at current levels and the yield curve remain flat or inverted.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the quarter ended March 31, 2007, total interest income, on a fully tax-equivalent basis, amounted to $12,509 compared with $10,881 during the same quarter in 2006, representing an increase of $1,628, or 15.0%.

The increase in interest income was principally attributed to average earning asset growth of $68,359, or 9.4%, combined with a 31 basis point increase in the weighted average earning asset yield, when comparing the first quarter of 2007 with the same quarter in 2006. The increases in short-term interest rates by the Federal Reserve have favorably impacted the yields on the Bank’s variable rate loan portfolios. In addition, cash flows from the Bank’s fixed rate earning asset portfolios have generally been reinvested into higher yielding earning assets.

Comparing the three months ended March 31, 2007 with the same period in 2006, the weighted average yield on the Bank’s loan portfolio increased 29 basis points to 6.74%, while the weighted average yield on the securities portfolio increased 36 basis points to 5.52%.

As depicted on the rate /volume tables below, the increased volume of average earning assets on the balance sheet during the first quarter of 2007 contributed $971 to the increase in first quarter 2007 interest income compared with the first quarter of 2006, while the increase attributed to the impact of a higher weighted average earning asset yield amounted to $657.

Interest Expense: For the quarter ended March 31, 2007, total interest expense amounted to $7,078, compared with $5,207 during the same quarter in 2006, representing an increase of $1,871, or 35.9%.

The increase in interest expense was principally attributed to an increase in average interest bearing liabilities amounting to $68,553 or 10.7%, combined with a 75 basis point increase in the weighted average cost of funds, when comparing the first quarter of 2007 with the same quarter in 2006. The increase in the average cost of interest bearing funds was principally attributed to the increases in short-term market interest rates between periods and, to a lesser extent, aggressive deposit pricing competition and a proportionately higher utilization of wholesale funding.

For the quarter ended March 31, 2007, the weighted average cost of interest bearing liabilities amounted to 4.04%, compared with 3.29% during the same quarter in 2006. Comparing the first quarter of 2007 with the same quarter in 2006, the weighted average cost of borrowed funds increased 53 basis points to 4.95%, while the weighted average cost of interest bearing deposits increased 89 basis points to 3.51%. Reflecting the longer maturities in the Bank’s borrowing base that were not as susceptible to movements in short-term interest rates, combined with a higher utilization of brokered time deposits, the increase in the weighted average cost of interest bearing deposits outpaced the weighted average cost of borrowed funds. In addition, given highly competitive pricing pressures in the markets served by the Bank and the need to strengthen customer relationships, the Bank more closely followed the market with respect to the upward re-pricing of maturity and non-maturity deposits, a trend Bank management believes may continue in the future given the continuation of competitive market pressures.

As depicted on the rate/volume analysis table below, the increased volume of average interest bearing liabilities on the balance sheet during the first quarter of 2007 contributed $595 to the increase in first quarter 2007 interest expense compared with the first quarter of 2006, while the increase attributed to the impact of a higher weighted average rate paid on interest bearing liabilities amounted to $1,276.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED MARCH 31, 2007 VERSUS MARCH 31, 2006
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$541	$ 388	$ 929
Taxable investment securities	527	244	771
Non-taxable investment securities (2)	(104)	(23)	(127)
Investment in Federal Home Loan Bank stock	7	43	50
Fed funds sold, money market funds, and time deposits with other banks	---	5	5
TOTAL EARNING ASSETS	$971	$ 657	$1,628

Interest bearing deposits	319	959	1,278
Securities sold under repurchase agreements and fed funds purchased	(4)	19	15
Borrowings from Federal Home Loan Bank	280	298	578
TOTAL INTEREST BEARING LIABILITIES	$595	$1,276	$1,871

NET CHANGE IN NET INTEREST INCOME	$376	$ (619)	$ (243)

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

The Bank’s non-performing loans remained at low levels at quarter end, representing $422 or 0.08% of total loans, compared with $628 and $896, or 0.11% and 0.17% of total loans at December 31 and March 31, 2006, respectively. The allowance expressed as a percentage of non-performing loans stood at 1,066% at March 31, 2007, compared with 721% and 499% at December 31 and March 31, 2006, respectively.

The Bank’s loan loss experience continued at low levels during the first quarter with net charge-offs amounting to $26, or annualized net charge-offs to average loans outstanding of 0.02%, compared with $202 or annualized net charge-offs to average loans outstanding of 0.16% during the first quarter of 2006.

Reflecting the continued stable performance of the loan portfolio, for the quarter ended March 31, 2007, the Bank did not record a provision for loan losses, compared with $28 in the first quarter of 2006.

Refer below to Item 2 of this Part I, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the quarter ended March 31, 2007, total non-interest income amounted to $378, compared with $1,604 during the same quarter in 2006, representing a decline of $1,226, or 76.4%.

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

For the quarter ended March 31, 2007, income from trust and other financial services amounted to $541, compared with $504 during the same quarter in 2006, representing an increase of $37 or 7.3%.

The increase in fee income was driven by trust and investment management services, principally reflecting growth in assets under management. At March 31, 2007, total managed assets at Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $257,799 compared with $252,057 and $226,945 at December 31 and March 31, 2006, representing increases of $5,742 and $30,854, or 2.3% and 13.6%, respectively.

Service Charges on Deposits: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees.

Income generated from service charges on deposit accounts totaled $370 for the quarter ended March 31, 2007, compared with $343 during the same quarter in 2006, representing an increase of $27, or 7.9%. The increase in service charges on deposit accounts was principally attributed to the continued growth of the Bank’s retail, non-maturity deposit account base.

Credit and Debit Card Service Charges and Fees: This income is principally derived from the Bank’s merchant credit card processing services, its Visa debit card product and, to a lesser extent, fees associated with its Visa credit card portfolio. Historically, the Bank’s merchant credit card processing activities have been highly seasonal in nature with transaction and fee income volumes peaking in the summer and autumn, while declining in the winter and spring.

For quarter ended March 31, 2007, credit and debit card service charges and fees amounted to $267, compared with $230 during the same quarter in 2006, representing an increase of $37, or 16.1%. The first quarter increase was principally attributed to an increase in debit card fees, principally reflecting the ongoing growth in the Bank’s demand deposits accounts base. Merchant credit card processing fees also posed a small increase, reflecting higher merchant credit card processing volumes, compared with the first quarter of 2006. The increase in credit and debit card processing revenue was offset in part by an increase in credit and debit card processing expense, which is included in non-interest expense in the Company’s consolidated statements of income.

Net Securities (Losses) Gains: For the quarter ended March 31, 2007, net securities losses amounted to $920, compared with net securities gains of $310 in the first quarter of 2006, representing a decline of $1,230, or 396.8%. The amount recorded in the first quarter of 2007 represented a securities impairment loss partially offset by realized gains, while the amount recorded in the first quarter of 2006 represented realized gains.

In April 2007, Company’s Board of Directors approved the restructuring of a portion of the Company’s balance sheet through the sale of $43,337 of its aggregate $227,473 available for sale securities portfolio, the proceeds from which were initially be used to pay down short-term borrowings. Since the Company no longer had the intent to hold these securities until a recovery of their amortized cost, which may be at maturity, the Company recorded an adjustment to write down these securities to fair value at March 31, 2007, resulting in an impairment loss of $1,162. As of March 31, 2007, the amortized cost of these securities amounted to $44,499, whereas the then current fair market value amounted to $43,337. The weighted average yield on the securities sold approximated 4.22%, whereas the weighted average cost of the borrowings paid down approximated 5.31%.

The decision to restructure a portion of the Company’s balance sheet was based, in part, on an assessment of the overall current state of the economy and management’s belief that the Federal Reserve will be keeping short term interest rates on hold much longer than previously anticipated. Considering the potential adverse impact this would likely have on net interest income, management determined that the restructuring of a portion of the Company’s balance sheet was appropriate at this time. The Company’s overall objectives are to improve future period earnings, lower the interest rate risk profile of the Company’s balance sheet, and provide a means to more effectively respond to the current and future yield curve environments.

In the first quarter of 2007 the Company also recorded $241 in realized gains on the sale of securities, compared with $310 in the first quarter of 2006, representing a decline of $69, or 22.2%.

Other Operating Income: For the quarter ended March 31, 2007, total other operating income amounted to $68, compared with $164 during the same quarter in 2006, representing a decline of $96 or 58.5%. The decline in first quarter other operating income was attributed to a $150 gain on the sale of a parcel of Bank owned real estate adjacent to the Bank’s Southwest Harbor, Maine branch office, recorded during the first quarter of 2006.

Non-interest Expense

For the quarter ended March 31, 2007, total non-interest expenses amounted to $3,797, compared with $4,885 during the same quarter in 2006, representing a decline of 1,088 or 22.3%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the quarter ended March 31, 2007, salaries and employee benefit expenses amounted to $2,345, compared with $2,444 during the same quarter in 2006, representing a decline of $99 or 4.1%.

The decline in salaries and employee benefit expenses was attributed to a variety of factors including: changes to certain employee benefit programs; changes in overall staffing levels and mix; and lower levels of incentive compensation.

Occupancy Expenses: For the quarter ended March 31, 2007, total occupancy expenses amounted to $373, compared with $312 during the same quarter in 2006, representing an increase of $61 or, or 19.6%.

The increase in occupancy expenses principally reflect the opening of a new branch office late in the first quarter of 2006 (a leased facility), and higher fuel and utilities prices combined with relatively harsh weather conditions in downeast and midcoast Maine during the first quarter of 2007 compared with the same quarter last year.

Furniture and Equipment Expenses: For the quarter ended March 31, 2007, furniture and equipment expenses amounted to $449, compared with $500 during the first quarter in 2006, representing a decline of $51, or 10.2%.

The decline in furniture and equipment expenses was principally attributed to certain expenses associated with the Bank’s major renovation and opening of a new branch office in the community of Somesville, Maine during the first quarter of 2006.

Credit and Debit Card Expenses: Credit and debit card expenses principally relate to the Bank’s merchant credit card processing activities, Visa debit card processing expenses and, to a lesser extent, its Visa credit card portfolio. Historically, the Bank’s merchant credit card processing activities have been highly seasonal in nature with transaction volumes peaking in the summer and autumn, while declining in the winter and spring.

For the quarter ended March 31, 2007, credit and debit card expenses amounted to $188, compared with $166 during the same quarter in 2006, representing an increase of $22, or 13.3%. The increase in credit and debit card expenses was principally attributed to an increase in debit card fees, reflecting the growth of the Bank’s retail checking account base. Merchant credit card processing expenses moderately higher in the first quarter of 2007, principally reflecting higher merchant credit card processing volumes compared with the same quarter in 2006. The increase in credit and debit card expenses was more than offset by increases in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

Post Retirement Plan Settlement: In the first quarter of 2007, the Company settled its limited postretirement benefit program, which funded medical coverage and life insurance benefits to a closed group of active and retired employees who met minimum age and service requirements. The Company voluntarily paid out $700 to plan participants, representing 64% of the total benefit obligation. This payment fully settled all Company obligations related to this program. In connection with the settlement of the postretirement program, the Company recorded a first quarter reduction in non-interest expense of $832, representing the remaining accrued benefit obligation and the actuarial gain related to the program.

Other Operating Expenses: For the quarter ended March 31, 2007, other operating expenses amounted to $1,274, compared with $1,463 during the same quarter in 2006, representing a decline of $189, or 12.9%. The decline in other operating expenses was attributed to declines in a variety of expense categories including professional services, marketing, loan collection expenses, and software expense.

Income Taxes

For the quarter ended March 31, 2007, total income taxes amounted to $488, compared with $615 for the same quarter in 2006, representing a decline of $127, or 20.1%.

The Company's effective tax rate for the quarter ended March 31, 2007 amounted to 26.2%, compared with 28.2% for the same quarter in 2006. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate can occur due to non-taxable income and non-deductible expense bearing different percentages of income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and investment securities, which at March 31, 2007 represented 66.3% and 27.5% of total assets, compared with 67.3% and 25.9% at December 31, 2006, respectively.

At March 31, 2007, total assets amounted to $827,266, compared with $824,877 and $781,538 at December 31 and March 31, 2006, representing increases of $2,389 and $45,728, or 0.3% and 5.9%, respectively.

Investment Securities

The investment securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other corporate issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government sponsored enterprises.

In the first quarter of 2007, the securities portfolio represented 28.5% of the Company’s average earning assets and generated 24.6% of total tax-equivalent interest and dividend income, compared with 26.4% and 22.4% in the first quarter of 2006, respectively.

The overall objectives of the Bank’s strategy for the investment securities portfolio include maintaining appropriate liquidity reserves, diversifying earning assets, managing interest rate risk, leveraging the Bank’s strong capital position, and generating acceptable levels of net interest income.

Securities available for sale represented 100% of total investment securities at March 31, 2007 and 2006. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity.

At March 31, 2007, total securities amounted to $227,473, compared with $213,252 and $201,129 at December 31 and March 31, 2006, representing increases of $14,221 and $26,344, or 6.7% and 13.1%, respectively. Market yields showed meaningful improvement early in the first quarter of 2007, with the benchmark 10-year U.S. Treasury note climbing to a five-month high, presenting opportunities for increasing the Bank’s earning assets and generating higher levels of net interest income.

Impaired Securities: In April 2007, Company’s Board of Directors approved the restructuring of a portion of the Company’s balance sheet through the sale of $43,337 of its aggregate $227,473 available for sale securities portfolio, the proceeds from which were initially used to pay down short-term borrowings. Since the Company no longer had the intent to hold these securities until a recovery of their amortized cost, which may be at maturity, the Company recorded an adjustment to write down these securities to fair value at March 31, 2007, resulting in an impairment loss of $1,162. The weighted average yield on the securities sold approximated 4.22%, whereas the weighted average cost of the borrowings paid down approximated 5.31%. The decision to restructure a portion of the Company’s balance sheet was based, in part, on an assessment of the overall current state of the economy and management’s belief that the Federal Reserve will be keeping short term interest rates on hold much longer than previously anticipated. Considering the potential adverse impact this would likely have on net interest income, management determined that the restructuring of a portion of the Company’s balance sheet was appropriate at this time. The Company’s overall objectives are to improve future period earnings, lower the interest rate risk profile of the Company’s balance sheet, and provide a means to more effectively respond to the current and future yield curve environments.

The securities portfolio contains certain investments where amortized cost, adjusted for the other-than-temporary impairment write down noted above, exceeds fair market value, which at March 31, 2007 amounted to unrealized losses of $905, compared with $2,635 at December 31, 2006. Unrealized losses that are considered other-than-temporary are recorded as a loss on the Company’s consolidated statement of income. In evaluating whether impairment is other-than-temporary, management considers a variety of factors including the nature of the investment security, the cause of the impairment, the severity and duration of the impairment, and the Bank’s ability and intent to hold the security to maturity. Other data considered by management includes, for example, sector credit ratings, volatility of the security’s market price, and any other information considered relevant in determining whether other-than-temporary impairment has occurred.

Management believes the unrealized losses in the securities portfolio at March 31, 2007 were attributed to interest rate increases, and reflected the volatile movements in the U.S. Treasury curve over the past few years. Specifically, certain debt securities were purchased in an interest rate environment lower than where the U.S. Treasury yield curve stood on March 31, 2007. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investment securities until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investment securities to be other-than-temporarily impaired at March 31, 2007.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The Bank has not engaged in sub-prime lending activities in the past and this continued to be the case during the quarter ended March 31, 2007.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	March 31, 2007	December 31, 2006	March 31, 2006

Residential real estate mortgages	$251,734	$253,640	$240,881
Commercial real estate mortgages	160,715	159,661	144,336
Commercial and industrial loans	58,170	61,762	58,362
Agricultural and other loans to farmers	17,847	17,743	18,215
Consumer loans	11,436	10,912	12,033
Home equity loans	46,196	45,156	48,605
Tax exempt loans	6,006	6,226	6,686
Total loans	552,643	555,099	529,119

Allowance for loan losses	(4,499)	(4,525)	(4,473)
Total loans net of allowance for loan losses	$548,144	$550,574	$524,646

Total Loans: At March 31, 2007, total loans amounted to $552,643, compared with $555,099 and $529,119 at December 31, and March 31, 2006, representing a decline of $2,456, or 0.4%, and an increase of $23,524, or 4.4%, respectively.

At March 31, 2007, total commercial loans amounted to $237,353, compared with $239,245 and $220,993 at December 31 and March 31, 2006, representing a decline of $1,892, or 0.8%, and increase of $16,360, or 7.4%, respectively.

Commercial loans represented 69.5% of total loan growth when comparing March 31, 2007 with the same date in 2006. Commercial loan growth was almost entirely driven by commercial real estate loans, which posted an increase of $16,379, or 11.3%, when comparing March 31, 2007 with the same date in 2006. Bank management attributes the overall growth in commercial loans, in part, to an effective business banking team, a variety of new business development initiatives, focused incentive compensation plans, and a relatively stable local economy.

The small decline in commercial loans at March 31, 2007 compared with December 31, 2006 was principally attributed to anticipated paydowns on certain seasonal borrowings, combined with softening loan demand and intensifying competition in the markets served by the Bank.

At March 31, 2007, total consumer loans, which principally consisted of consumer real estate (residential mortgage) loans, amounted to $309,297, compared with $309,641 and $301,452 at December 31 and March 31, 2006, representing a decline of $344, or 0.1%, and an increase 7,845, or 2.6%, respectively. Comparing March 31, 2007 with the same date last year, consumer real estate mortgage loans contributed $10,762 to the overall growth in consumer loans, offset in part by a $2,417 decline in home equity loans. The decline in home equity loans was due, in part, to borrower refinancing activity from higher variable interest rate loans to lower fixed interest rate loans.

Reflecting a softening real estate market, consumer real estate loan originations started slowing in 2006 and this trend continued during the three months ended March 31, 2007.

At March 31, 2007, consumer and commercial loans secured by real estate comprised 86.9% of the loan portfolio, compared with 86.5% and 82.0% at December 31 and March 31, 2006, respectively. Over the past few years, the strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank’s market area. However, in the latter part of 2006 and continuing into the first quarter of 2007, this trend began to soften. Recognizing the impact a softening real estate market may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by excessive loan to value ratios or debt service levels. There was no significant deterioration in the performance or risk characteristics of the real estate loan portfolios through the reporting period.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2006 and this continued to be the case during the three months ended March 31, 2007. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	March 31, 2007	December 31, 2006	March 31, 2006
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential mortgage	$114	$111	$355
Loans to finance agricultural production and other loans to farmers	41	41	---
Commercial and industrial loans	253	415	463
Loans to individuals for household, family, and other personal expenditures	1	3	7
Total non-accrual loans	409	570	825
Accruing loans contractually past due 90 days or more	13	58	71
Total non-performing loans	$422	$628	$896

Allowance for loan losses to non-performing loans	1066%	721%	499%
Non-performing loans to total loans	0.08%	0.11%	0.17%
Allowance to total loans	0.81%	0.82%	0.85%

During the quarter ended March 31, 2007, non-performing loans remained at low levels. The Bank attributes this success, in part, to mature credit administration processes and underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At March 31, 2007, total non-performing loans amounted to $422, compared with $628 and $896 at December 31 and March 31, 2006, representing declines of $206 and $474, or 32.8% and 52.9%, respectively. At March 31, 2007, total non-performing loans represented 0.08% of total loans, compared with 0.11% and 0.17% at December 31 and March 31, 2006, respectively.

While the level of non-performing loan ratios continued to reflect the favorable quality of the loan portfolio at March 31, 2007, Bank management is cognizant of relatively softening economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including higher interest rates and debt service levels, oil and gas prices, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. OREO is classified on the consolidated balance sheet with other assets. At March 31, 2007, there was no OREO, unchanged from December 31 and March 31, 2006.

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

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $294 as of March 31, 2007, compared with $456 and $463 as of December 31 and March 31, 2006, respectively. The related allowance for loan losses on these impaired loans amounted to $106 as of March 31, 2007, compared with $130 and $54 at December 31 and March 31, 2006, respectively.

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

The Bank’s loan loss experience remained at low levels during three months ended March 31, 2007, with net loan charge-offs amounting to $26, or annualized net charge-offs to average loans outstanding of 0.02%, compared with $202 or annualized net charge-offs to average loans outstanding of 0.16% during the first quarter of 2006.

There were no material changes in loan concentrations during the three months ended March 31, 2007.

The following table details changes in the allowance and summarizes loan loss experience by loan type for the three-month periods ended March 31, 2007 and 2006.

ALLOWANCE FOR LOAN LOSSES
THREE MONTHS ENDED
MARCH 31, 2007 AND 2006

	2007	2006

Balance at beginning of period	$ 4,525	$ 4,647
Charge-offs:
Commercial, financial, agricultural, other loans to farmers	24	---
Real estate:
Construction and development	---	---
Mortgage	---	193
Installments and other loans to individuals	22	25
Total charge-offs	46	218

Recoveries:
Commercial, finance agricultural, other loans to farmers	13	1
Real estate:
Construction and development	---	---
Mortgage	---	8
Installments and other loans to individuals	7	7
Total recoveries	20	16

Net charge-offs	26	202
Provision charged to operations	---	28

Balance at end of period	$ 4,499	$ 4,473

Average loans outstanding during Period	$554,027	$520,868

Annualized net charge-offs to average loans outstanding	0.02%	0.16%

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at March 31, 2007, to be appropriate for the risks inherent in the loan portfolio and resident in the local and national economy as of that date.

Deposits

During the quarter ended March 31, 2007, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At March 31, 2007, total deposits amounted to $506,832, compared with $496,319 and $474,752 at December 31 and March 31, 2006, representing increases of $10,513 and $32,080, or 2.1% and 6.7%, respectively.

Deposit growth was largely attributed to certificates of deposit obtained from the national market ("brokered deposits"), which at March 31, 2007, totaled $119,468, compared with $82,361 and $82,372 at December 31 and March 31, 2006, representing increases of $37,107 and $37,096, or 45.1% and 45.0%, respectively. The increase in brokered deposits at March 31, 2007, compared with March 31, 2006, was utilized to help fund the Bank’s earning asset growth, as retail deposits posted small declines. Comparing March 31, 2007 with December 31, 2006, the increase in brokered deposits was principally utilized to replace the seasonal outflows of retail deposits, while also reducing the level of short term borrowings and strengthening the Bank’s overall liquidity position.

At March 31, 2007, retail deposits totaled $387,364 compared with $413,958 at December 31, 2006, representing a decline of $26,594, or 6.4%. The decline in retail deposits was principally attributed to an $18,338 decline in money market deposit accounts offered to clients of Trust Services, principally reflecting a partial reallocation of cash within certain managed asset portfolios. The decline in retail deposits was also attributed to the anticipated outflows of seasonal deposits.

Comparing March 31, 2007 with the same date in 2006, total retail deposits were showing a decline of $5,016, or 1.3%. This decline was also attributed to the money market deposit accounts offered to clients of Trust Services, which posted a decline of $9,819.

In general, without considering the declines in money market accounts offered to clients of Trust Services, the Bank’s retail deposit growth has moderately lagged historical norms. Management believes that competition from banks and non-banks has intensified, as savers and investors seek higher returns in an atmosphere of rising short-term interest rates, and that financial institutions in particular have been aggressively pricing their deposits in order to fund earning asset growth. Management also believes that investors have been reallocating a portion of their cash positions, believing the equity markets have recently become more attractive from a total return perspective.

Since short-term interest rates began rising, Bank management has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position.

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

At March 31, 2007, total borrowings amounted to $252,352, compared with $260,712 and $243,703 at December 31 and March 31, 2006, representing a decline of $8,360 or 3.2% and an increase of $8,649 or 3.6%, respectively.

During 2006 the Bank modified its funding and liquidity strategies, providing more balance between brokered deposits and borrowed funds. The decline in borrowings from December 31, 2006 levels reflects the Bank’s utilization of a greater proportion of brokered deposits to replace seasonal deposit outflows, support earning asset growth, and strengthen the Bank’s liquidity position.

At March 31, 2007, total borrowings expressed as a percent of total assets amounted to 30.5%, compared with 31.6% and 31.2% at December 31 and March 31, 2006, respectively.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the first quarter of 2007 the Company maintained its strong capital position and continued to be a "well capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of March 31, 2007, the Company and the Bank were considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at March 31, 2007 and December 31, 2006, under the rules applicable at that date.

	March 31, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$64,398	12.02%	$63,325	11.65%
Regulatory Requirement	42,850	8.00%	43,491	8.00%
Excess	$21,548	4.02%	$19,834	3.65%

Tier 1 Capital to Risk Weighted Assets	$59,899	11.18%	$58,800	10.82%
Regulatory Requirement	21,425	4.00%	21,745	4.00%
Excess	$38,474	7.18%	$37,055	6.82%

Tier 1 Capital to Average Assets	$59,899	7.26%	$58,800	7.34%
Regulatory Requirement	32,988	4.00%	32,040	4.00%
Excess	$26,911	3.26%	$26,760	3.34%

The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $716 and $646 during the three months ended March 31, 2007 and 2006, at a rate of $0.235 and $0.22 per share, respectively.

In March 2004, the Company announced a second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and were continued through December 31, 2006. The Company’s board of directors subsequently authorized the continuance of this stock repurchase plan through December 31, 2007. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of March 31, 2007, the Company had repurchased 148,613 shares of stock under this plan, or 47.9% of the total authorized, at a total cost of $4,003 and an average price of $26.94 per share. The Company recorded the repurchased shares as treasury stock.

The Company believes that a stock repurchase plan is a prudent use of capital at this time. Management anticipates the stock repurchase plan will be accretive to the return on average shareholders’ equity and earnings per share. Management also believes the stock repurchase plan helps facilitate an orderly market for the disposition of large blocks of stock, and lessens the price volatility associated with the Company’s thinly traded stock.

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

The following table summarizes the Company’s contractual obligations at March 31, 2007. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Operating Leases	$ 305	$ 76	$ 137	$ 92	$ ---
Borrowings from Federal Home Loan Bank	239,184	160,101	42,211	35,840	1,032
Securities sold under agreements to repurchase	13,168	13,168	---	---	---
Total	$252,657	$173,345	$42,348	$35,932	$1,032

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated in the above table at their contractual final maturity dates. At March 31, 2007, the Bank had $52 in callable advances.

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

At March 31, 2007, commitments under existing standby letters of credit totaled $462, compared with $442 and $115 at December 31 and March 31, 2006, respectively. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit as of the dates shown:

(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Commitments to originate loans	$ 37,007	$ 13,340	$ 29,007
Unused lines of credit	78,928	81,800	74,483
Un-advanced portions of construction loans	4,002	7,638	5,671
Total	$119,937	$102,778	$109,161

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

At March 31, 2007, the Bank had four outstanding derivative instruments with notional amounts totaling $50,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of March 31, 2007 are summarized below. Also refer to Note 7 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at March 31, 2007, based upon the then current Prime interest rate of 8.25%.

	Total	Less Than 1 Year	>1-3 Years

Fixed payments due from counter-party	$1,394	$ 882	$ 512
Variable payments due to counter-party based on prime rate	1,852	1,176	676
Net cash flow	$ (458)	$ (294)	$(164)

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/01/10	6.00%	$186
$10,000	11/01/10	6.50%	$ 69

In 2005, interest rate floor agreements were purchased to limit the Bank’s exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate falls below the floors of 6.00% and 6.50%, thus effectively ensuring interest income on the pools of prime-based loans at minimum rates of 6.00% and 6.50% on the $20,000 and $10,000 notional amounts for the duration of the agreements, respectively. The interest rate floor agreements were designated as cash flow hedges in accordance with SFAS 133.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At March 31, 2007, liquidity, as measured by the basic surplus/deficit model, was 8.0% over the 30-day horizon and 6.4% over the 90-day horizon.

At March 31, 2007, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $50 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2007, over one and two-year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
MARCH 31, 2007

(Dollars in thousands)	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short Term Rates

Year 1
Net interest income change ($)	$1,137	($1,972)	$1,866
Net interest income change (%)	5.03%	(8.72%)	8.26%

Year 2
Net interest income change vs. year one base ($)	$1,469	($3,407)	$5,018
Net interest income change vs. year one base (%)	6.50%	(15.07%)	22.20%

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

At March 31, 2007, the U.S. Treasury yield curve ("yield curve") was flat-to-inverted, with the two, five and ten-year U.S. Treasury notes closing at 4.57%, 4.53% and 4.64%, respectively. The overnight Fed Funds rate established by the Board of Governors of the Federal Reserve System was 61 basis points below the benchmark 10-year U.S. Treasury note. Given this historical phenomenon, interest rate risk sensitivity modeling is more challenging than would traditionally be the case. Traditional modeling of parallel movements in the March 31, 2007 yield curve would suggest that it would remain flat-to-inverted in either an increasing or declining interest rate environment, a scenario management believes is not likely and one that has historically not occurred. These challenges are discussed in the following discussion and analysis covering the Bank’s interest rate risk sensitivity position.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will trend upward over the one and two-year horizons and beyond. The upward trend principally results from the re-investment of securities and loan cash flows into higher current interest rate levels, while certain loans will continue to "index up" in response to previous interest rate movements more quickly than funding costs. Although short-term market interest rates have risen with the increases in the Federal Funds rate, the Bank has generally lagged the market with the pricing of deposit rates without a material run-off in balances. Margins could narrow if the Bank is prompted to increase deposit interest rates in response to competitive market pricing pressures. Margins could also narrow if, in response to competitive pricing pressures, loan pricing is lower than projected and asset cash flows are not reinvested as assumed. Management anticipates that continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming short-term and long-term interest rates decline from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will increase over the one-year horizon and then begin a slow decline over the two-year horizon and beyond. The interest rate sensitivity simulation model suggests that, over the twelve-month horizon, funding cost reductions will significantly outpace falling asset yields, favorably impacting net interest income. While the interest rate sensitivity model suggests that net interest income will begin to decline over the twenty-four month horizon and beyond, driven by accelerated cash flows on earning assets and the re-pricing of the Bank’s earning asset base, management believes this is a scenario that is not likely to occur, as the 10-year U.S. Treasury note would need to decline well below its all time low. Should the yield curve steepen as rates fall, the simulation model suggests that pressure on net interest income will be significantly reduced or eliminated entirely. Notwithstanding, management anticipates continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income beyond the one-year horizon, should both long-term and short-term interest rates decline in parallel.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. In view of the flat-to-inverted U.S. Treasury yield curve at March 31, 2007, management modeled alternative future interest rate scenarios and the anticipated impact on net interest income. Assuming the Bank’s balance sheet structure and size remain at current levels, with the short-term Fed Funds interest rate declining 200 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will meaningfully improve over the twelve-month horizon and continue to strengthen over the twenty-four-month horizon and beyond. The model indicates that funding costs will show meaningful declines while loan and securities cash flows will be reinvested into higher yielding earning assets. Management believes this scenario is more likely than a parallel 200 basis point decline in short and long-term interest rates, given the current shape of the yield curve. Management also believes this scenario will meaningfully increase net interest income without earning asset growth.

Assuming that the Federal Reserve continues increasing short-term interest rates by 200 basis points and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will post significant declines over the twelve-month horizon and then begin a steady recovery over the twenty-four month horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price more quickly than its earning asset portfolios over a twelve-month horizon. Thereafter, the interest rate sensitivity model suggests the asset sensitivity of the balance sheet will start to increase asset yields faster than funding cost increases. Management believes that strong earning asset growth will be necessary to increase the current level of net interest income should short and long-term interest rates rise in parallel. Management believes this is a scenario that is unlikely to occur, given that the yield curve would have to remain flat over the one and two-year horizons, a phenomena that has historically not occurred. Management also believes that, based on a variety of current economic indicators, the Federal Reserve is at or near the end of its short-term interest rate tightening cycle.

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

Item 1A: Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2007	685	$31.42	685	165,313
February 1-28, 2007	640	$32.95	640	164,673
March 1-31, 2007	3,286	$32.50	3,286	161,387

In March 2004, the Company’s Board of Directors approved a program to repurchase up to 10% of the Company’s outstanding shares of common stock, or approximately 310,000 shares. Purchases began on March 4, 2004 and were continued through December 31, 2006. The Company’s Board of Directors subsequently authorized the continuance of this stock repurchase plan through December 31, 2007. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice.

Item 3: Defaults Upon Senior Securities                                                             None

Item 4: Submission of Matters to a Vote of Security Holders                         None

Item 5: Other Information

       (a)  None

        (b)  None

Item 6: Exhibits

        (a)  Exhibits

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
BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: May 10, 2007	Joseph M. Murphy
Chief Executive Officer

/s/Gerald Shencavitz

Date: May 10, 2007	Gerald Shencavitz
Chief Financial Officer