Form 10-Q
period 2007-06-30
BAR HARBOR BANKSHARES
filed 2007-08-08
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     X       NO _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
                                                                            Large accelerated filer _____ Accelerated filer     X    Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in exchange act rule 12b-2): YES: _____ NO:     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 6, 2007
$2.00 Par Value	3,040,771

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets at June 30, 2007, and December 31, 2006	3

	Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006	4

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2007 and 2006	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	6

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2007 and 2006	7

	Notes to Consolidated Interim Financial Statements	8-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46-49

Item 4.	Controls and Procedures	49

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50-51

Item 5.	Other Information	51

Item 6.	Exhibits	51-52

Signatures		52

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006
(Dollars in thousands, except share data)
(unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$ 9,037	$ 11,838
Overnight interest bearing money market funds	2,884	7,709
Total cash and cash equivalents	11,921	19,547
Securities available for sale, at fair value	230,313	213,252
Investment in Federal Home Loan Bank stock	12,531	11,849
Loans	551,801	555,099
Allowance for loan losses	(4,501)	(4,525)
Loans, net of allowance for loan losses	547,300	550,574
Premises and equipment, net	11,102	11,368
Goodwill	3,158	3,158
Bank owned life insurance	6,225	6,116
Other assets	10,900	9,013
TOTAL ASSETS	$833,450	$824,877

Liabilities
Deposits
Demand deposits	$ 53,958	$ 53,872
NOW accounts	63,309	63,588
Savings and money market deposits	136,294	164,213
Time deposits	129,346	132,285
Brokered time deposits	134,524	82,361
Total deposits	517,431	496,319
Short-term borrowings	166,998	175,246
Long-term debt	81,997	85,466
Other liabilities	5,663	6,795
TOTAL LIABILITIES	772,089	763,826

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at June 30, 2007 and December 31, 2006	7,287	7,287
Surplus	4,519	4,365
Retained earnings	60,974	59,339
Accumulated other comprehensive (loss) income:
Prior service cost and unamortized net actuarial gains/losses on employee benefit plans, net of tax of ($69) and $80, at June 30, 2007 and December 31, 2006, respectively	(132)	156
Net unrealized depreciation on securities available for sale, net of tax of $950 and $351, at June 30, 2007 and December 31, 2006, respectively	(1,843)	(680)
Net unrealized depreciation on derivative instruments, net of tax of $171 and $221 at June 30, 2007 and December 31, 2006, respectively	(333)	(429)
Total accumulated other comprehensive loss	(2,308)	(953)
Less: cost of 599,981 and 596,169 shares of treasury stock at June 30, 2007 and December 31, 2006, respectively	(9,111)	(8,987)

TOTAL SHAREHOLDERS' EQUITY	61,361	61,051

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$833,450	$824,877

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$ 9,412	$ 8,743	$18,600	$17,006
Interest and dividends on securities and other earning assets	3,194	2,581	6,366	5,012
Total interest and dividend income	12,606	11,324	24,966	22,018

Interest expense:
Deposits	3,990	3,101	7,877	5,710
Short-term borrowings	1,035	1,734	2,952	3,053
Long-term borrowings	1,985	1,221	3,259	2,500
Total interest expense	7,010	6,056	14,088	11,263

Net interest income	5,596	5,268	10,878	10,755
Provision for loan losses	33	15	33	43
Net interest income after provision for loan losses	5,563	5,253	10,845	10,712

Non-interest income:
Trust and other financial services	642	568	1,183	1,072
Service charges on deposit accounts	418	405	788	748
Other service charges, commissions and fees	53	57	105	110
Credit and debit card service charges and fees	441	393	708	623
Net securities gains (losses)	18	---	(902)	310
Other operating income	86	102	154	266
Total non-interest income	1,658	1,525	2,036	3,129

Non-interest expenses:
Salaries and employee benefits	2,154	2,273	4,499	4,717
Postretirement plan settlement	---	---	(832)	---
Occupancy expense	320	337	693	649
Furniture and equipment expense	439	422	888	922
Credit and debit card expenses	270	250	458	416
Other operating expense	1,370	1,168	2,644	2,631
Total non-interest expenses	4,553	4,450	8,350	9,335

Income before income taxes	2,668	2,328	4,531	4,506
Income taxes	825	682	1,313	1,297

Net income	$ 1,843	$ 1,646	$ 3,218	$ 3,209

Earnings Per Share:
Basic earnings per share	$ 0.61	$ 0.54	$ 1.06	$ 1.05
Diluted earnings per share	$ 0.59	$ 0.53	$ 1.03	$ 1.03

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands, except share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2005	$7,287	$4,002	$55,181	$(1,738)	$(8,628)	$56,104
Cumulative effect adjustment from the adoption of SAB No. 108	---	---	331	---	---	331
Adjusted balance December 31, 2005	7,287	4,002	55,512	(1,738)	(8,628)	56,435
Net income	---	---	3,209	---	---	3,209
Total other comprehensive loss	---	---	---	(2,091)	---	(2,091)
Cash dividends declared ($0.445 per share)	---	---	(1,358)	---	---	(1,358)
Purchase of treasury stock (27,435 shares)	---	---	---	---	(764)	(764)
Stock options exercised (16,266 shares), net of tax effects	---	---	(168)	---	467	299
Recognition of stock option expense	---	71	---	---	---	71
Balance June 30, 2006	$7,287	$4,073	$57,195	$(3,829)	$(8,925)	$55,801

Balance December 31, 2006	$7,287	$4,365	$59,339	$ (953)	$(8,987)	$61,051
Net income	---	---	3,218	---	---	3,218
Total other comprehensive income	---	---	---	(1,355)	---	(1,355)
Cash dividends declared ($0.470 per share)	---	---	(1,431)	---	---	(1,431)
Purchase of treasury stock (15,169 shares)	---	---	---	---	(488)	(488)
Stock options exercised (11,357 shares), net of tax effects	---	50	(152)	---	364	262
Recognition of stock option expense	---	104	---	---	---	104
Balance June 30, 2007	$7,287	$4,519	$60,974	$(2,308)	$(9,111)	$61,361

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

 BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$ 3,218	$ 3,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	626	671
Amortization of core deposit intangible	34	33
Provision for loan losses	33	43
Net securities losses (gains)	902	(310)
Net amortization of bond premiums	82	133
Recognition of stock option expense	104	71
Postretirement plan settlement	(832)	---
Net change in other assets	(1,332)	(629)
Net change in other liabilities	(591)	(395)
Net cash provided by operating activities	2,244	2,826

Cash flows from investing activities:
Purchases of securities available for sale	(89,345)	(41,811)
Proceeds from maturities, calls and principal paydowns of securities available for sale	21,166	14,902
Proceeds from sales of securities available for sale	48,372	3,140
Net increase in Federal Home Loan Bank stock	(682)	(1,325)
Net loans repaid by (made to) customers	3,241	(29,044)
Capital expenditures	(360)	(551)
Net cash used in investing activities	(17,608)	(54,689)

Cash flows from financing activities:
Net increase in deposits	21,112	41,833
Net decrease in securities sold under repurchase agreements and fed funds purchased	(2,529)	(4,562)
Proceeds from Federal Home Loan Bank advances	32,000	40,500
Repayments of Federal Home Loan Bank advances	(41,188)	(23,496)
Purchases of treasury stock	(488)	(764)
Proceeds from stock option exercises, including tax benefits	262	299
Payments of dividends	(1,431)	(1,358)
Net cash provided by financing activities	7,738	52,452

Net (decrease) increase in cash and cash equivalents	(7,626)	589
Cash and cash equivalents at beginning of period	19,547	14,000
Cash and cash equivalents at end of period	$11,921	$14,589

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,307	$10,896
Income taxes	855	700

Non-cash investing and finance activities:
Cumulative effect adjustment from the adoption of SAB No. 108	$ ---	$ 331
Net unrealized depreciation on securities available for sale, net of reclassification adjustment, net of tax of $599 and $996, respectively	(1,163)	(1,935)
Net unrealized appreciation (depreciation) on interest rate derivatives, net of tax of $46 and ($84), respectively	89	(163)
Ineffective portion of unrealized losses on interest rate derivatives, net of tax of $2	4	---
Amortization of net deferred loss related to interest rate derivatives, net of tax of $2 and $3, respectively	3	7
Elimination of actuarial gain upon postretirement plan settlement, and related tax effect of ($151)	(291)	---
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $2	3	---

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2007	2006

Net income	$ 1,843	$ 1,646
Net unrealized depreciation on securities available for sale, net of tax of ($1,166) and ($686), respectively	(2,264)	(1,331)
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $6 and $0, respectively	(12)	---
Net unrealized appreciation (depreciation) on interest rate derivatives, net of tax of $7 and ($21), respectively	13	(40)
Ineffective portion of unrealized losses on interest rate derivatives, net of tax of $5	9	---
Amortization of net deferred loss related to interest rate derivatives, net of tax of $1 and $3, respectively	1	6
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $2	1	---
Total other comprehensive loss	(2,252)	(1,365)
Total comprehensive (loss) income	$ (409)	$ 281

	Six Months Ended June 30,
	2007	2006

Net income	$ 3,218	$ 3,209
Net unrealized depreciation on securities available for sale, net of tax of ($906) and ($891), respectively	(1,758)	(1,730)
Less reclassification adjustment for net losses (gains) related to securities available for sale included in net income, net of tax of $307 and ($105 ), respectively	595	(205)
Net unrealized appreciation (depreciation) on interest rate derivatives, net of tax of $46 and ($84), respectively	89	(163)
Ineffective portion of unrealized losses on interest rate derivatives, net of tax of $2	4	---
Amortization of net deferred loss related to interest rate derivatives, net of tax of $2 and $3, respectively	3	7
Elimination of actuarial gain upon post retirement plan settlement, and related tax effect of ($151)	(291)	---
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $2	3	---
Total other comprehensive loss	(1,355)	(2,091)
Total comprehensive income	$ 1,863	$ 1,118

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and six months ended June 30, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any other interim periods.

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

Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2007 and December 31, 2006, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

Identifiable intangible assets, included in other assets on the consolidated balance sheet, consist of core deposit intangibles amortized over their estimated useful lives on a straight-line method, which approximates the amount of economic benefits to the Company. These assets are reviewed for impairment at least annually, or whenever management believes events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$ 1,843	$ 1,646	$ 3,218	$ 3,209

Computation of Earnings Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,043,900	3,047,473	3,045,392	3,051,630
Effect of dilutive employee stock options	78,474	81,774	79,485	78,044
Diluted	3,122,374	3,129,247	3,124,877	3,129,674

EARNINGS PER SHARE:
Basic	$ 0.61	$ 0.54	$ 1.06	$ 1.05
Diluted	$ 0.59	$ 0.53	$ 1.03	$ 1.03

Anti-dilutive options excluded from earnings per share calculation	61,436	80,476	56,482	82,874

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

In the first quarter of 2007, the Company settled its limited post-retirement benefit program. The Company voluntarily paid out $700 to plan participants, representing 64% of the accrued post retirement benefit obligation. This payment fully settled all Company obligations related to this program. In connection with the settlement of the postretirement program, the Company recorded a reduction in non-interest expense of $832, representing the elimination of the $390 remaining accrued benefit obligation included in other liabilities on the consolidated balance sheet, and the $442 actuarial gain ($291, net of tax) related to the program. The actuarial gain was previously included in accumulated other comprehensive income, net of tax effect of $151.

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

The Company also has supplemental executive retirement plans for certain current executive officers. These plans provide a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, death, or in the event that the executive leaves the Company following a change of control event.

The following table summarizes the net periodic benefit costs for the three and six months ended June 30, 2007 and 2006:

	Supplemental Executive Retirement Plans

Three Months Ended June 30,	2007	2006

Service cost	$ 48	$ 40
Interest cost	41	57
Amortization of actuarial loss	2	---
Net periodic benefit cost	$ 91	$ 97

Six Months Ended June 30,

Service cost	$ 98	$ 87
Interest cost	81	95
Amortization of actuarial loss	5	---
Net periodic benefit cost	$184	$182

The Company expects to recognize $359 of expense for the supplemental plans for the year ended December 31, 2007. The Company expects to contribute $222 to the supplemental plans in 2007. As of June 30, 2007, the Company had contributed $106.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Commitments to originate loans	$44,206	$13,340
Unused lines of credit	$77,895	$81,800
Un-advanced portions of construction loans	$ 8,826	$ 7,638
Standby letters of credit	$ 512	$ 442

As of June 30, 2007, and December 31, 2006, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

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

At June 30, 2007, the Bank had four outstanding derivative instruments with notional principal amounts totaling $50,000. These derivative instruments were interest rate swap agreements and interest rate floor agreements, with notional principal amounts totaling $20,000 and $30,000, respectively. The details are summarized as follows:

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

At June 30, 2007, the fair market value of the interest rate swap agreements was an unrealized loss of $324 compared with unrealized losses of $473 and $777 at December 31, and June 30, 2006, respectively. The fair market values of the interest rate swap agreements were included in other liabilities on the consolidated balance sheets.

During the three and six months ended June 30, 2007, the total net cash flows paid to counter-parties amounted to $103 and $209, compared with $73 and $126 during the same periods in 2006. The net cash flows paid to counter-parties were recorded as reductions in interest income on the hedged loans.

At June 30, 2007, the net unrealized loss on the interest rate swap agreements included in accumulated other comprehensive loss, net of tax, amounted to $214, compared with $313 and $513 at December 31 and June 30, 2006, respectively. Also included in accumulated other comprehensive loss at June 30, 2007, was a net deferred loss, net of tax, of $3 related to the de-designation and re-designation of these interest rate swap agreements as cash flow hedges in 2004.

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

At June 30, 2007, the total fair market value of the interest rate floor agreements was $8 compared with $40 at December 31, 2006. The fair market values of the interest rate floor agreements are included in other liabilities on the Company’s consolidated balance sheets. Pursuant to SFAS 133, changes in the fair market value, representing unrealized gains or losses, are recorded in accumulated other comprehensive loss.

The premiums paid on the interest rate floor agreements are included in accumulated other comprehensive loss on the consolidated balance sheets and are being recognized as reductions of interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During the three and six months ended June 30, 2007, $9 and $18 of the premium was recognized in interest income, respectively. At June 30, 2007, the remaining unamortized premiums, net of tax, totaled $143, compared with $154 at December 31, 2006. During the next twelve months, $52 of the premiums will be recognized in interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

At June 30, 2007, and December 31, 2006, the unamortized premium net of the unrealized gain on the interest rate floor agreements amounted to $138 and $129, net of tax, respectively, and was recorded in accumulated other comprehensive loss on the consolidated balance sheet.

A summary of the hedging related balances follows:

	June 30, 2007		December 31, 2006
	Gross	Net of Tax	Gross	Net of Tax

Unrealized gain on interest rate floors, including ineffectiveness of $34 at June 30, 2007 and $28 at December 31, 2006	$ 42	$ 27	$ 68	$ 44
Unrealized loss on interest rate swaps	(324)	(214)	(473)	(313)
Unamortized premium on interest rate floors	(217)	(143)	(235)	(154)
Net deferred loss on de-designation of interest rate swaps	(5)	(3)	(10)	(6)
Total	$(504)	$(333)	$(650)	$(429)

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

On January 1, 2007 the Company adopted the provisions of FIN 48 and there was no impact on the consolidated financial statements. Upon the adoption of this standard, the Company performed an analysis of its tax positions to determine whether there may be uncertainties that require further analysis under FIN 48 based upon their specific facts and circumstances. The Company did not identify any uncertain tax positions for which tax benefits should not be recognized under FIN 48 upon adoption or as of June 30, 2007. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

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

Fair Value Measurements for Financial Assets and Liabilities: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115." This standard provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create volatility in earnings. SFAS 159 helps to mitigate this volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. This new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, "Fair Value Measurements," and No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (January 1, 2008 for the Company).  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also adopts the provisions of SFAS 157 at the same time. The Company did not adopt SFAS 159 early and is currently evaluating the impact of adopting this statement.

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

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in second quarter 2007 and 2006 net interest income was $384 and $475, respectively, of tax-exempt interest income from certain investment securities and loans. For the six months ended June 30, 2007 and 2006, the amount of tax-exempt income included in net interest income was $790 and $952, respectively. An amount equal to the tax benefit derived from this tax-exempt income has been added back to the interest income and net interest income totals discussed in this Management’s Discussion and Analysis, resulting in tax-equivalent adjustments of $139 and $184 in the second quarter of 2007 and 2006, respectively, and $288 and $371 in tax-equivalent adjustments for the six months ended June 30, 2007 and 2006, respectively. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

Income Taxes – The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2007 and December 31, 2006, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

EXECUTIVE OVERVIEW

Summary Results of Operations

The Company reported consolidated net income of $1,843 or fully diluted earnings per share of $0.59 for the three months ended June 30, 2007 compared with $1,646 or fully diluted earnings per share of $0.53 for the same quarter in 2006, representing increases of $197 and $0.06, or 12.0% and 11.3%, respectively. The annualized return on average shareholders’ equity ("ROE") and average assets ("ROA") amounted to 11.79% and 0.91%, respectively, compared with 11.77% and 0.84% for the same quarter in 2006.

As more fully enumerated below, the increase in second quarter 2007 net income compared with the same quarter in 2006 was principally attributed to a $328 or 6.2% increase in net interest income and a $133 or 8.7% increase in non-interest income, offset in part by a $103 or 2.3% increase in non-interest expense.

For the six months ended June 30, 2007, consolidated net income amounted to $3,218 or fully diluted earnings per share of $1.03, compared with $3,209 or fully diluted earnings per share of $1.03 for the same period in 2006. The annualized ROE and ROA amounted to 10.42% and 0.79%, respectively, compared with 11.43% and 0.84% for the same period in 2006.

As more fully discussed below, in connection with the previously reported restructuring of a portion of the Company’s balance sheet, during the six months ended June 30, 2007 the Company recorded net securities losses amounting to $902, compared with securities gains of $310 for the same period in 2006, representing a decline of $1,212. Partially offsetting the decline in net securities gains was an $832 reduction in non-interest expense recorded in the first quarter of 2007, related to the Company’s previously reported settlement of its limited postretirement benefit program. Excluding the impact of net securities gains and losses and the settlement of the postretirement program, non-interest income was up $119 or 4.2% and non-interest expense was down $153 or 1.6%, compared with the first six months of 2006.

    Net Interest Income: For the quarter ended June 30, 2007, net interest income amounted to $5,596, representing an increase of $328 or 6.2%, compared with the same quarter in 2006. The increase in net interest income was largely attributed to average earning asset growth of $22,875, or 3.0%. Additionally, in the second quarter of 2006 the Federal Home Loan Bank of Boston, of which the Bank is a member and shareholder, did not declare a dividend, negatively impacting that quarter’s net interest income by $168.

For the six months ended June 30, 2007, net interest income amounted to $10,878, representing an increase of $123, or 1.1%, compared with the same period in 2006. The increase in net interest income was principally attributed to average earning asset growth of $45,598 or 6.1%, as the net interest margin declined 13 basis points. As has widely been the situation throughout the banking industry, the decline in the net interest margin was largely attributed to the flat-to-inverted U.S. Treasury yield curve over the past 18 months, the impact of which has caused the Bank’s funding costs to increase at a faster pace than the yield on its earning asset portfolios. During the latter part of the second quarter of 2007, the yield curve began to steepen, as long-term interest rates advanced to five-year highs. Company management anticipates that this steepening of the yield curve, should it continue, will have a favorable impact on future levels of net interest income.

    Non-interest income: For the quarter ended June 30, 2007, total non-interest income amounted to $1,658, representing an increase of $133 or 8.7% compared with the same quarter in 2006. Trust and financial service fees, debit and credit card fees and service charges on deposit accounts led the increase in non-interest income, posting increases of 13%, 12% and 3% respectively.

For the six months ended June 30, 2007, total non-interest income amounted to $2,036, representing a decline of $1,093, or 34.9%, compared with the same period in 2006. The decline in non-interest income was attributed to a $1,212 decline in net securities gains. During the first half of 2007, net securities losses of $902 were recorded, principally resulting from the Company’s previously announced restructuring of a portion of its balance sheet, compared with net securities gains of $310 recorded during the same period in 2006. The decline in non-interest income also reflects a $150 gain on the sale of Bank owned real estate recorded during the first quarter of 2006.

For the six months ended June 30, 2007, debit and credit card fees, trust and financial service fees and service charges on deposit accounts were up 14%, 10% and 5% compared with the same period last year, respectively.

    Non-interest expense: For the quarter ended June 30, 2007, total non-interest expense amounted to $4,553, representing an increase of $103 or 2.3%, compared with the same quarter in 2006. A variety of operating expenses were up $222 or 10.2% in the aggregate, largely offset by a $119 or 5.2% decline in salaries and employee benefits.

For the six months ended June 30, 2007, total non-interest expense amounted to $8,350, representing a decline of $985, or 10.6%. The decline in non-interest expense was principally attributed to the previously reported settlement of the Company’s limited postretirement program, the financial impact of which reduced first quarter 2007 non-interest expense by $832. The decline in non-interest expense was also aided by a $218 or 4.6% decline in salaries and employee benefits, which was principally attributed to changes in overall staffing levels and mix, and lower levels of incentive compensation.

Summary Financial Condition

The Company’s total assets ended the second quarter at $833,450, representing increases of $8,573 and $31,171, or 1.0% and 3.9%, compared with December 31 and June 30, 2006, respectively.

    Loans: Total loans ended the second quarter at $551,801, representing a decline of $3,298 or 0.6% and an increase of $8,070 or 1.5% compared with December 31 and June 30, 2006, respectively. Loan growth has recently been impacted by anticipated pay offs of certain large commercial loans, combined with softening loan demand and intensifying competition in the markets served by the Bank.
    Credit Quality: The Bank’s non-performing loans remained at low levels at quarter-end, representing $912 or 0.17% of total loans, compared with $628 and $652, or 0.11% and 0.12% of total loans at December 31 and June 30, 2006, respectively. The Bank’s loan loss experience continued at low levels during the first six months of 2007, with net charge-offs amounting to $57, or annualized net charge-offs to average loans outstanding of 0.02%, compared with $179 and 0.07% during the same period in 2006, respectively. For the six months ended June 30, 2007 the Bank recorded a provision for loan losses of $33 compared with $43 during the same period last year.
    Securities: Total securities ended the second quarter at $230,313, representing increases of $17,061 and $25,998, or 8.0% and 12.7%, compared with December 31 and June 30, 2006, respectively.

In the second quarter of 2007, the Bank completed its previously announced restructuring of a portion of its balance sheet, selling a total of $46,170 in securities while paying down short-term borrowings. During the later part of the second quarter, market yields soared to a five-year high, with the benchmark 10-year U.S. Treasury advancing from 4.63% in mid May to 5.30% in mid June. The increase in market yields presented opportunities for replacing the securities sold, increasing the Bank’s earning assets, and generating higher levels of net interest income.

    Deposits: Total deposits ended the second quarter at $517,431, representing increases of $21,112 and $29,867, or 4.3% and 6.1% compared with December 31 and June 30, 2006, respectively. Deposit growth was largely attributed to certificates of deposit obtained in the national market, which were principally used to fund the Bank’s earning asset growth and replace the seasonal deposit outflows experienced in the first half of 2007.

At June 30, 2007, retail deposits totaled $382,907, representing declines of $31,051 and $15,547, or 7.5% and 3.9%, compared with December 31 and June 30, 2006, respectively. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in summer and autumn. The declines in retail deposits were principally attributed to declines in money market accounts offered to clients of Bar Harbor Trust Services, a Maine chartered non-depository trust company subsidiary of the Company, reflecting a reallocation of cash within certain managed asset portfolios. Comparing June 30, 2007, with December 31 and June 30, 2006, these money market deposits accounted for $24,032 and $23,660 of the overall retail deposit declines, respectively.

    Shareholders’ Equity: The Company continued to exceed regulatory requirements for "well capitalized" institutions. At June 30, 2007, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios amounted to 7.44%, 11.09% and 11.92% respectively. Total shareholders’ equity ended the second quarter at $61,361, representing increases of $310 and $5,560, or 0.5% and 10.0%, compared with December 31 and June 30, 2006, respectively.
    Tangible Book Value: At June 30, 2007, the Company’s tangible book value per share of common stock outstanding amounted to $19.07, compared with $18.96 and $17.19 at December 31 and June 30, 2006, representing increases of 0.5% and 10.9%, respectively.
    Shareholder Dividends: On July 17, 2007, the Company declared a cash dividend of 24 cents per share of common stock for the quarter ended June 30, 2007, representing an increase of one-cent per share or 4.3% compared with the dividend paid for the same quarter in 2006.

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

For the three months ended June 30, 2007, net interest income on a fully tax-equivalent basis amounted to $5,735, compared with $5,452 in the second quarter of 2006, representing an increase of $283, or 5.2%.

The increase in second quarter net interest income was attributed, in part, to average earning asset growth of $22,875, or 3.0%, compared with the same quarter in 2006. Additionally, the Federal Home Loan Bank of Boston (the "FHLB"), of which the Bank is a member and shareholder, did not declare a dividend on its stock during the second quarter of 2006. Pursuant to its "Dividend Schedule Transition Plan," in the third quarter of 2006, the FHLB declared a dividend that was "grossed up" to an equivalent accrual period matching the number of days in the second and third quarters of 2006. This action unfavorably impacted the Bank’s second quarter 2006 net interest income by $168.

For the six months ended June 30, 2007, net interest income on a fully tax-equivalent basis amounted to $11,166, compared with $11,126 during the same period in 2006, representing an increase of $40, or 0.4%. The increase in net interest income was principally attributed to average earning asset growth of $45,598 or 6.1%, as the net interest margin declined 16 basis points to 2.86% compared with the six months ended June 30, 2006.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and six months ended June 30, 2007 and 2006, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
JUNE 30, 2007 AND 2006

	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$549,980	$ 9,432	6.88%	$535,636	$ 8,764	6.56%
Taxable investment securities	188,063	2,633	5.62%	172,830	2,143	4.97%
Non-taxable investment securities (3)	27,605	444	6.45%	34,696	578	6.68%
Total Investments	215,668	3,077	5.72%	207,526	2,721	5.26%
Investment in Federal Home Loan Bank stock	12,531	205	6.56%	12,494	---	0.00%
Fed funds sold, money market funds, and time deposits with other banks	2,193	31	5.67%	1,841	23	5.01%

Total Earning Assets	780,372	12,745	6.55%	757,497	11,508	6.09%

Non-Interest Earning Assets:
Cash and due from banks	7,261			7,983
Allowance for loan losses	(4,545)			(4,500)
Other assets (2)	29,140			27,929
Total Assets	$812,228			$788,909

Interest Bearing Liabilities:
Deposits	$449,440	$3,990	3.56%	$425,607	$3,101	2.92%
Securities sold under repurchase agreements and fed funds purchased	13,252	107	3.24%	13,234	84	2.55%
Borrowings from Federal Home Loan Bank	232,574	2,913	5.02%	239,230	2,871	4.81%
Total Borrowings	245,826	3,020	4.93%	252,464	2,955	4.69%
Total Interest Bearing Liabilities	695,266	7,010	4.04%	678,071	6,056	3.58%
Rate Spread			2.51%			2.51%

Non-Interest Bearing Liabilities:
Demand deposits	49,775			48,572
Other liabilities	4,474			6,197
Total Liabilities	749,515			732,840
Shareholders' equity	62,713			56,069
Total Liabilities and Shareholders' Equity	$812,228			$788,909
Net interest income and net interest margin (3)		5,735	2.95%		5,452	2.89%
Less: Tax Equivalent adjustment		(139)			(184)
Net Interest Income		$5,596	2.88%		$5,268	2.79%

                                                        (1)    For purposes of these computations, non-accrual loans are included in average loans.
                                                        (2)   For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
                                                       (3)For purposes of these computations, reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
SIX MONTHS ENDED
JUNE 30, 2007 AND 2006

	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$551,992	$18,641	6.81%	$528,293	$17,045	6.51%
Taxable investment securities	192,453	5,243	5.49%	164,380	3,982	4.89%
Non-taxable investment securities (3)	28,620	917	6.46%	35,404	1,177	6.70%
Total Investments	221,073	6,160	5.62%	199,784	5,159	5.21%
Investment in Federal Home Loan Bank stock	12,439	404	6.55%	12,145	149	2.47%
Fed funds sold, money market funds, and time deposits with other banks	1,847	49	5.35%	1,531	36	4.74%

Total Earning Assets	787,351	25,254	6.47%	741,753	22,389	6.09%

Non-Interest Earning Assets:
Cash and due from banks	8,019			7,740
Allowance for loan losses	(4,551)			(4,577)
Other assets (2)	29,268			28,580
Total Assets	$820,087			$773,496

Interest Bearing Liabilities:
Deposits	$449,575	$ 7,877	3.53%	$415,624	$ 5,710	2.77%
Securities sold under repurchase agreements and fed funds purchased	13,588	211	3.13%	13,963	173	2.50%
Borrowings from Federal Home Loan Bank	240,065	6,000	5.04%	231,626	5,380	4.68%
Total Borrowings	253,653	6,211	4.94%	245,589	5,553	4.56%
Total Interest Bearing Liabilities	703,228	14,088	4.04%	661,213	11,263	3.44%
Rate Spread			2.43%			2.65%

Non-Interest Bearing Liabilities:
Demand deposits	49,819			49,490
Other liabilities	4,765			6,188
Total Liabilities	757,812			716,891
Shareholders' equity	62,275			56,605
Total Liabilities and Shareholders' Equity	$820,087			$773,496
Net interest income and net interest margin (3)		11,166	2.86%		11,126	3.02%
Less: Tax Equivalent adjustment		(288)			(371)
Net Interest Income		$10,878	2.79%		$10,755	2.92%

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

For the three months ended June 30, 2007, the net interest margin amounted to 2.95%, compared with 2.89% for the same quarter in 2006, representing an increase of 6 basis points. The increase in the net interest margin was principally attributed to the FHLB not paying a cash dividend on its stock in the second quarter of 2006. Excluding this factor, the second quarter 2007 net interest margin was essentially unchanged compared with the same quarter in 2006. Comparing the quarter ended June 30, 2007 with the same quarter in 2006 the weighted average yield the Bank’s earning assets increased 46 basis points, the same increase experienced in its weighted average cost of funds.

For the six months ended June 30, 2007, the net interest margin amounted to 2.86%, compared with 3.02% for the same period in 2006, representing a decline of 16 basis points. Over the past 18 months the U. S. Treasury yield curve has been flat-to-inverted, meaning short-term interest rates have been equal to or greater than long-term interest rates. The decline in the net interest margin was principally attributed to the increases in the Bank’s cost of funds outpacing the increases in yields on its interest earning assets, reflecting the re-pricing of a large portion of the Bank’s funding base during a period of rising short-term interest rates, combined with highly competitive pricing pressures with respect to loans and deposits, a higher utilization of wholesale funding, and the inherent net interest margin challenges widely associated with a flat or inverted U.S. Treasury yield curve. Comparing the six months ended June 30, 2007 with the same period in 2006, the increase in the cost of the Bank’s interest bearing liabilities exceeded the increase in yields on its earning asset portfolios by 22 basis points.

During the latter part of the second quarter of 2007, the yield curve began to steepen, as long-term interest rates advanced to five-year highs. Company management anticipates that this steepening of the yield curve, should it continue, will have a favorable impact on future levels of net interest income. The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

The following table summarizes the net interest margin components, on a quarterly basis, over the past eight quarters.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2007 Average Rate		2006 Average Rate				2005 Average Rate

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Interest Earning Assets:
Loans (1,2)	6.88%	6.74%	6.67%	6.67%	6.56%	6.45%	6.34%	6.22%
Taxable investment securities	5.62%	5.38%	5.03%	4.91%	4.97%	4.79%	4.47%	4.09%
Non-taxable investment securities (2)	6.45%	6.47%	6.48%	6.43%	6.68%	6.74%	6.62%	6.84%
Total Investments	5.72%	5.52%	5.25%	5.16%	5.26%	5.16%	4.89%	4.57%
Investment in Federal Home Loan Bank stock	6.56%	6.54%	6.13%	11.04%	0.00%	5.12%	4.85%	4.41%
Fed Funds sold, money market funds, and time deposits with other banks	5.67%	4.88%	5.20%	5.27%	5.01%	3.41%	3.92%	3.46%
Total Earning Assets	6.55%	6.39%	6.28%	6.33%	6.09%	6.08%	5.94%	5.79%

Interest Bearing Liabilities:
Deposits	3.56%	3.51%	3.37%	3.22%	2.92%	2.62%	2.27%	2.02%
Securities sold under repurchase agreements	3.24%	3.03%	2.96%	2.78%	2.55%	2.46%	2.15%	1.91%
Other borrowings	5.02%	5.06%	5.01%	5.01%	4.81%	4.54%	4.39%	4.27%
Total Borrowings	4.93%	4.95%	4.87%	4.89%	4.69%	4.42%	4.21%	4.10%
Total Interest Bearing Liabilities	4.04%	4.04%	3.89%	3.81%	3.58%	3.29%	2.96%	2.76%

Rate Spread	2.51%	2.35%	2.39%	2.52%	2.51%	2.79%	2.98%	3.03%

Net Interest Margin (2)	2.95%	2.77%	2.86%	2.95%	2.89%	3.17%	3.36%	3.39%

Net Interest Margin without Tax Equivalent Adjustments	2.88%	2.70%	2.77%	2.86%	2.79%	3.06%	3.26%	3.30%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, reported on a tax equivalent basis.

Interest Income: For the three and six months ended June 30, 2007, total interest income, on a fully tax-equivalent basis, amounted to $12,745 and $25,254 compared with $11,508 and $22,389 during the same periods in 2006, representing increases of $1,237 and $2,865, or 10.7% and 12.8%, respectively.

The increases in interest income were principally attributed to average earning asset growth of $22,875 and $45,598 or 3.0% and 6.1% respectively, combined with 46 and 38 basis point increases in the weighted average earning asset yields, when comparing the three and six month periods ended June 30, 2007, with the same periods in 2006, respectively. Principally reflecting increases in market yields and reinvestment of earning asset cash flows in a higher interest rate environment, the weighted average yield on average earning assets amounted to 6.55% and 6.47% for the three and six months ended June 30, 2007, compared with 6.09% for the same periods in 2006, respectively.

Comparing the three and six months ended June 30, 2007, with the same periods in 2006, the weighted average yield on the Bank’s loan portfolio increased 32 and 30 basis points to 6.88% and 6.81%, respectively, while the weighted average yield on the securities portfolio increased 46 and 41 basis points to 5.72% and 5.62%, respectively.

As depicted on the rate/volume analysis tables below, comparing the three and six months ended June 30, 2007 with the same periods in 2006, the increased volume of average earning assets on the balance sheet contributed $328 and $1,304 to the increases in interest income, while the increases attributed to the impact of higher weighted average earning asset yields contributed $909 and $1,561, respectively.

Interest Expense: For the three and six months ended June 30, 2007, total interest expense amounted to $7,010 and $14,088, compared with $6,056 and $11,263 during the same periods in 2006, representing increases of $954 and $2,825, or 15.8% and 25.1%, respectively.

The increases in interest expense were principally attributed to 46 and 60 basis point increases in the weighted average cost of funds, combined with increases in average interest bearing liabilities amounting to $17,195 and $42,015, or 2.5% and 6.4%, when comparing the three and six months ended June 30, 2007 with the same periods in 2006, respectively. The increase in the average cost of interest bearing funds was principally attributed to increases in short-term market interest rates between periods and, to a lesser extent, a proportionately higher utilization of wholesale funding. In addition, given highly competitive pricing pressures and the need to strengthen customer relationships, over the past twelve months the Bank more closely followed the market with respect to the upward pricing and re-pricing of maturity and non-maturity deposits.

For the three and six months ended June 30, 2007, the weighted average cost of funds amounted to 4.04%, compared with 3.58% and 3.44% during the same periods in 2006, respectively. For the three and six months ended June 30, 2007, the weighted average cost of borrowed funds increased 24 and 38 basis points to 4.93% and 4.94%, respectively, while the weighted average cost of interest bearing deposits increased 64 and 76 basis points to 3.56% and 3.53%, respectively. The increase in the weighted average cost of interest bearing deposits outpaced the weighted average cost of borrowed funds, reflecting highly competitive market pricing pressures for deposits, combined with a higher utilization of brokered time deposits.

As depicted on the rate/volume analysis tables below, comparing the three and six months ended June 30, 2007 with the same periods in 2006, the increased volume of average interest bearing liabilities on the balance sheet contributed $108 and $692 to the increases in interest expense, while the increases attributed to the impact of higher weighted average rates paid on interest bearing liabilities amounted to $846 and $2,133, respectively.

Rate/Volume Analysis: The following tables set forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities, and changes in average rates on such assets and liabilities. The income from tax-exempt assets has been adjusted to a fully tax equivalent basis, thereby allowing uniform comparisons to be made. Because of the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories in proportion to the relationships of the absolute dollar amounts of the change in each.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2007 VERSUS JUNE 30, 2006
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$ 239	$ 429	$ 668
Taxable investment securities	199	291	490
Non-taxable investment securities (2)	(115)	(19)	(134)
Investment in Federal Home Loan Bank stock	---	205	205
Fed funds sold, money market funds, and time deposits with other banks	5	3	8

TOTAL EARNING ASSETS	$ 328	$ 909	$1,237

Interest bearing deposits	182	707	889
Securities sold under repurchase agreements and fed funds purchased	---	23	23
Borrowings from Federal Home Loan Bank	(74)	116	42
TOTAL INTEREST BEARING LIABILITIES	$ 108	$ 846	$ 954

NET CHANGE IN NET INTEREST INCOME	$ 220	$ 63	$ 283

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For the purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2007 VERSUS JUNE 30, 2006
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$ 782	$ 814	$1,596
Taxable investment securities	729	532	1,261
Non-taxable investment securities (2)	(219)	(41)	(260)
Investment in Federal Home Loan Bank stock	4	251	255
Fed funds sold, money market funds, and time deposits with other banks	8	5	13

TOTAL EARNING ASSETS	$1,304	$1,561	$2,865

Interest bearing deposits	496	1,671	2,167
Securities sold under repurchase agreements and fed funds purchased	(5)	43	38
Borrowings from Federal Home Loan Bank	201	419	620
TOTAL INTEREST BEARING LIABILITIES	$ 692	$2,133	$2,825

NET CHANGE IN NET INTEREST INCOME	$ 612	$ (572)	$ 40

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

The Bank’s non-performing loans remained at low levels at quarter end, representing $912 or 0.17% of total loans, compared with $628 and $652, or 0.11% and 0.12% of total loans at December 31 and June 30, 2006, respectively. The allowance expressed as a percentage of non-performing loans stood at 494% at June 30, 2007, compared with 721% and 692% at December 31 and June 30, 2006, respectively.

The Bank’s loan loss experience continued at low levels during the six months ended June 30, 2007, with net loan charge-offs amounting to $57, or annualized net charge-offs to average loans outstanding of 0.02%, compared with $179 or 0.07% during the same period in 2006.

Reflecting the continued stable performance of the loan portfolio, for the three and six months ended June 30, 2007, the Bank recorded a provision for loan losses of $33, compared with $15 and $43 during the same periods in 2006, respectively.

Refer below to Item 2 of this Part I, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the three and six months ended June 30, 2007, total non-interest income amounted to $1,658 and $2,036, compared with $1,525 and $3,129 during the same periods in 2006, representing an increase of $133 or 8.7% and a decline of $1,093 or 34.9%, respectively.

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

For the three and six months ended June 30, 2007, income from trust and other financial services amounted to $642 and $1,183 compared with $568 and $1,072 during the same periods in 2006, representing increases of $74 and $111, or 13.0% and 10.4%, respectively.

The increases in fee income were driven by trust and investment management services, principally reflecting growth in assets under management.

At June 30, 2007, total managed assets at Bar Harbor Trust Services, a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $270,605 compared with $252,057 and $223,825 at December 31 and June 30, 2006, representing increases of $18,548 and $46,779, or 7.4% and 20.9%, respectively.

Service Charges on Deposits: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees.

For the three and six months ended June 30, 2007, income generated from service charges on deposit accounts totaled $418 and $788, compared with $405 and $748 during the same periods in 2006, representing increases of $13 and $40, or 3.2% and 5.3%, respectively. The increases in services charges on deposit accounts were principally attributed to the continued growth of the Bank’s retail, non-maturity deposit account base.

Debit and Credit Card Service Charges and Fees: This income is principally derived from the Bank’s merchant credit card processing services, its Visa debit card product and, to a lesser extent, fees associated with its Visa credit card portfolio. Historically, the Bank’s merchant credit card processing activities have been highly seasonal in nature with transaction and fee income volumes peaking in the summer and autumn, while declining in the winter and spring.

For the three and six months ended June 30, 2007, debit and credit card service charges and fees amounted to $441 and $708 compared with $393 and $623 during the same periods in 2006, representing increases of $48 and $85, or 12.2% and 13.6%, respectively.

The increases in debit and credit card service charges and fees were principally attributed to an increase in debit card fees, principally reflecting the ongoing growth in the Bank’s demand deposits accounts base. Merchant credit card processing fees also posted a small increase, reflecting higher merchant credit card processing volumes, compared with the three and six months ended June 30, 2006. The increase in credit and debit card processing revenue was offset in part by an increase in credit and debit card processing expense, which is included in non-interest expense in the Company’s consolidated statements of income.

Net Securities (Losses) Gains: For the three months ended June 30, 2007, net realized gains on the sale of securities amounted to $18 compared with none during the same quarter in 2006. For the six months ended June 30, 2007, net securities losses amounted to $902, compared with securities gains of $310 during the same period in 2006, representing a decline of $1,212, or 391.0%.

In April 2007, the Company’s Board of Directors approved the restructuring of a portion of the Company’s balance sheet through the sale of $43,337 of its aggregate $227,473 available for sale securities portfolio, the proceeds from which were initially used to pay down short-term borrowings. Since the Company no longer had the intent to hold these securities until a recovery of their amortized cost, which may be at maturity, the Company recorded an adjustment to write down these securities to fair value at March 31, 2007, resulting in a pre-tax impairment loss of $1,162 included in first quarter 2007 earnings as a reduction of non-interest income. The Company’s primary objectives were to improve future period earnings and provide a means to more effectively respond to the current and future yield curve environments.

The $902 in net securities losses recorded during the six months ended June 30, 2007 were comprised of securities impairment losses of $1,162 and realized losses of $150 on the sale of securities, offset in part by realized gains of $410 on the sale of securities.

Other Operating Income: For the three and six months ended June 30, 2007, total other operating income amounted to $86 and $154, compared with $102 and $266 for the same periods in 2006, representing declines of $16 and $112, or 15.7% and 42.1%, respectively.

The decline in other operating income for the six months ended June 30, 2007, compared with the same period in 2006 was attributed to a $150 gain on the sale of a parcel of Bank owned real estate adjacent to the Bank’s Southwest Harbor, Maine branch office, recorded during the first quarter of 2006.

Non-interest Expense

For the three and six months ended June 30, 2007, total non-interest expenses amounted to $4,553 and $8,350, compared with $4,450 and $9,335 for the same periods in 2006, representing an increase of $103 or 2.3% and a decline of $985 or 10.6%, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three and six months ended June 30, 2007, salaries and employee benefit expenses amounted to $2,154 and $4,499, compared with $2,273 and $4,717 during the same periods in 2006, representing declines of $119 and $218, or 5.2% and 4.6%, respectively.

The declines in salaries and employee benefit expenses were attributed to a variety of factors including: changes to certain employee benefit programs; changes in overall staffing levels and mix; and lower levels of incentive compensation.

Postretirement Plan Settlement: In the first quarter of 2007, the Company settled its limited postretirement benefit program, which funded medical coverage and life insurance benefits to a closed group of active and retired employees who met minimum age and service requirements. The Company voluntarily paid out $700 to plan participants, representing 64% of the total benefit obligation. This payment fully settled all Company obligations related to this program. In connection with the settlement of the postretirement program, the Company recorded a first quarter reduction in non-interest expense of $832, representing the remaining accrued benefit obligation and the actuarial gain related to the program.

Occupancy Expenses: For the three and six months ended June 30, 2007, total occupancy expenses amounted to $320 and $693, compared with $337 and $649 for the same periods in 2006, representing a decline of $17 or 5.0% and an increase of $44 or 6.8%, respectively.

The increase in occupancy expenses for the six months ended June 30, 2007 compared with the same period last year was principally attributed to the opening of a new branch office late in the first quarter of 2006 (a leased facility), and higher fuel and utility prices combined with relatively harsh weather conditions in downeast and mid coast Maine during the first quarter of 2007 compared with the same quarter last year.

Furniture and Equipment Expenses: For the three and six months ended June 30, 2007, furniture and equipment expenses amounted to $439 and $888, compared with $422 and $922 for the same periods in 2006, representing an increase of $17 or 4.0% and a decline of $34 or 3.7%, respectively.

The decline in furniture and equipment expenses for the six months ended June 30, 2007 compared with the same period in 2006 was principally attributed to certain expenses associated with the Bank’s major renovation and opening of a new branch office in the community of Somesville, Maine during the first quarter of 2006.

Credit and Debit Card Expenses: For the three and six months ended June 30, 2007, credit and debit card expenses amounted to $270 and $458, compared with $250 and $416 for the same periods in 2006, representing increases of $20 and $42, or 8.0% and 10.1%, respectively.

Credit and debit card expenses principally relate to the Bank’s merchant credit and debit card processing activities, Visa debit card processing expenses and, to a lesser extent, its Visa credit card portfolio. Historically, the Bank’s merchant credit card processing activities have been seasonal in nature with transaction volumes peaking in the summer and autumn, while declining in the winter and spring.

The increases in credit and debit card expenses were principally attributed to increases in the volume of debit card transactions, reflecting the growth of the Bank’s retail checking account base. Merchant credit card processing fees were also moderately higher, principally reflecting higher merchant credit card processing volumes compared with the same periods in 2006. The increases in credit and debit card expenses were more than offset by increases in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

Other Operating Expenses: For the three and six months ended June 30, 2007, other operating expenses amounted to $1,370 and $2,644, compared with $1,168 and $2,631 for the same periods in 2006, representing increases of $202 and $13, or 17.3% and 0.5%, respectively.

The increase in second quarter 2007 other operating expenses compared with the same quarter in 2006 was attributed to increases in a variety of expense categories including professional services, loan collection expenses, and charitable contributions.

Income Taxes

For the three and six months ended June 30, 2007, total income taxes amounted to $825 and $1,313, compared with $682 and $1,297 for the same periods in 2006, representing increases of $143 and $16, or 20.1% and 1.2%, respectively.

The Company's effective tax rates for the three and six months ended June 30, 2007 amounted to 30.9% and 29.0%, compared with 29.3% and 28.8% for the same periods in 2006, respectively. The income tax provisions for these periods are less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate can occur due to non-taxable income and non-deductible expense bearing different percentages of income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and investment securities, which at June 30, 2007, represented 66.2% and 27.6% of total assets, compared with 67.3% and 25.9% at December 31, 2006, respectively.

At June 30, 2007, total assets amounted to $833,450 compared with $824,877 and $802,279 at December 31 and June 30, 2006, representing increases of $8,573 and $31,171, or 1.0% and 3.9%, respectively.

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

Securities available for sale represented 100% of total investment securities at June 30, 2007 and 2006. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity.

For the six months ended June 30, 2007, the securities portfolio represented 28.1% of the Company’s average earning assets and generated 24.4% of total tax-equivalent interest and dividend income, compared with 26.9% and 23.0% for the same period in 2006.

At June 30, 2007, total securities amounted to $230,313, compared with $213,252 and $204,315 at December 31 and June 30, 2006, representing increases of $17,061 and $25,998, or 8.0% and 12.7%, respectively.

In the second quarter of 2007, the Bank completed its previously reported restructuring of a portion of its balance sheet, selling a total of $46,170 in securities while paying down short-term borrowings. During the later part of the second quarter, market yields soared to a five-year high, with the benchmark 10-year U.S. Treasury advancing from 4.63% in mid May to 5.30% in mid June. The increase in market yields presented opportunities for replacing the securities sold, increasing the Bank’s earning assets, and generating higher levels of net interest income.

Impaired Securities: The securities portfolio contains certain investments where amortized cost exceeds fair market value, which at June 30, 2007 amounted to an unrealized loss of $3,220 compared with $2,635 at December 31, 2006. The increase in unrealized losses principally reflected higher interest rates and market yields at June 30, 2007 compared with December 31, 2006.

At June 30, 2007, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $1,366 or 2.4% of their amortized cost, compared with $2,418 or 2.4% at December 31, 2006, respectively. The decline in unrealized losses from December 31, 2006 levels was principally attributed to the previously announced restructuring of the securities portfolio, offset in part by higher interest rates and market yields at June 30, 2007 compared with December 31, 2006.

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

Management believes the unrealized losses in the securities portfolio at June 30, 2007 were attributed to interest rate increases, and reflected the volatile movements in the U.S. Treasury curve over the past few years. Specifically, certain debt securities were purchased in an interest rate environment lower than where the U.S. Treasury yield curve stood on June 30, 2007. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2007.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	June 30,	December 31,	June 30,
	2007	2006	2006

Commercial real estate mortgages	$165,345	$159,661	$150,791
Commercial and industrial loans	56,841	61,762	63,496
Agricultural and other loans to farmers	18,011	17,743	18,217
Total commercial loans	240,197	239,166	232,504

Residential real estate mortgages	251,361	253,640	244,583
Consumer loans	9,147	10,911	13,935
Home equity loans	45,344	45,156	46,358
Total consumer loans	305,852	309,707	304,876

Tax exempt loans	5,752	6,226	6,351
Total loans	551,801	555,099	543,731

Allowance for loan losses	(4,501)	(4,525)	(4,511)
Total loans net of allowance for loan losses	$547,300	$550,574	$539,220

Total Loans: At June 30, 2007, total loans amounted to $551,801, compared with $555,099 and $543,731 at December 31, and June 30, 2006, representing a decline of $3,298 or 0.6% and an increase of $8,070 or 1.5%, respectively.

At June 30, 2007, total commercial loans amounted to $240,197, compared with $239,166 and $232,504 at December 31 and June 30, 2006, representing increases of $1,031 and $7,693, or 0.4% and 3.3%, respectively.

During the six months ended June 30, 2007, commercial loan growth was impacted by anticipated payoffs of certain large commercial loans. In addition, the Bank has experienced softening loan demand and intensifying competition in the markets served by the Bank.

At June 30, 2007, total consumer loans, which principally consisted of consumer real estate (residential mortgage) loans, amounted to $305,852, compared with $309,707 and $304,876 at December 31 and June 30, 2006, representing a decline of $3,855 or 1.2% and an increase of $976 or 0.3%, respectively. Principally reflecting a softening real estate market, consumer real estate loan originations started slowing in the later part of 2006 and this trend continued during the six months ended June 30, 2007.

At June 30, 2007, consumer and commercial loans secured by real estate comprised 86.5% of the loan portfolio, compared with 86.5% and 85.1% at December 31 and June 30, 2006, respectively. Over the past few years, the strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank’s market area. However, in the latter part of 2006 and continuing into the first six months of 2007, this trend began to soften. Recognizing the impact a softening real estate market may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. There was no significant deterioration in the performance or risk characteristics of the real estate loan portfolios through the reporting period.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2006 and this continued to be the case during the six months ended June 30, 2007. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	June 30, 2007	December 31, 2006	June 30, 2006
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential mortgage	$ 114	$ 111	$ 82
Loans to finance agricultural production and other loans to farmers	62	41	---
Commercial and industrial loans	653	415	533
Loans to individuals for household, family, and other personal expenditures	---	3	19
Total non-accrual loans	829	570	634
Accruing loans contractually past due 90 days or more	83	58	18
Total non-performing loans	$ 912	$ 628	$ 652

Allowance for loan losses to non-performing loans	494%	721%	692%
Non-performing loans to total loans	0.17%	0.11%	0.12%
Allowance to total loans	0.82%	0.82%	0.83%

During the quarter ended June 30, 2007, non-performing loans remained at low levels. The Bank attributes this success to mature credit administration processes and underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At June 30, 2007, total non-performing loans amounted to $912, or 0.17% of total loans, compared with $628 or 0.11% at December 31, 2006, and $652 or 0.12% at June 30, 2006.

While the level of non-performing loan ratios continued to reflect the favorable quality of the loan portfolio at June 30, 2007, Bank management is cognizant of relatively softening economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by changing economic conditions, including the impact of those conditions on the Bank's customers, including higher interest rates and debt service levels, oil and gas prices, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. OREO is classified on the consolidated balance sheet with other assets. At June 30, 2007, there was no OREO, unchanged from December 31 and June 30, 2006.

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

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $715 as of June 30, 2007, compared with $456 and $533 as of December 31 and June 30, 2006, respectively. The related allowance for loan losses on these impaired loans amounted to $257 as of June 30, 2007, compared with $130 and $142 at December 31 and June 30, 2006, respectively.

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

The Bank’s loan loss experience remained at low levels during six months ended June 30, 2007, with net loan charge-offs amounting to $57, or annualized net charge-offs to average loans outstanding of 0.02%, compared with $179 or annualized net charge-offs to average loans outstanding of 0.07% during the same period in 2006.

There were no material changes in loan concentrations during the six months ended June 30, 2007.

The following table details changes in the allowance and summarizes loan loss experience by loan type for the six-month periods ended June 30, 2007 and 2006.

ALLOWANCE FOR LOAN LOSSES
SIX MONTHS ENDED
JUNE 30, 2007 AND 2006

	2007	2006

Balance at beginning of period	$ 4,525	$ 4,647
Charge-offs:
Commercial, financial, agricultural, other loans to farmers	43	2
Real estate mortgages	---	193
Installments and other loans to individuals	49	38
Total charge-offs	92	233

Recoveries:
Commercial, finance agricultural, other loans to farmers	18	1
Real estate mortgages	---	39
Installments and other loans to individuals	17	14
Total recoveries	35	54

Net charge-offs	57	179
Provision charged to operations	33	43

Balance at end of period	$ 4,501	$ 4,511

Average loans outstanding during period	$551,992	$528,293

Annualized net charge-offs to average loans outstanding	0.02%	0.07%

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at June 30, 2007, to be appropriate for the risks inherent in the loan portfolio and resident in the local and regional economy as of that date.

Deposits

During the three and six months ended June 30, 2007, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At June 30, 2007, total deposits amounted to $517,431, compared with $496,319 and $487,564 at December 31 and June 30, 2006, representing increases of $21,112 and $29,867, or 4.3% and 6.1%, respectively.

Deposit growth was principally attributed to certificates of deposit obtained from the national market ("brokered deposits"), which at June 30, 2007 totaled $134,524, compared with $82,361 and $89,110 at December 31 and June 30, 2006, representing increases of $52,163 and $45,414, or 63.3% and 51.0%, respectively. The increases in brokered deposits were utilized to help fund the Bank’s earning asset growth, as retail deposits posted moderate declines. Also, during the six months ended June 30, 2007, brokered deposits were utilized to replace anticipated seasonal deposit outflows. Additionally, during the six months ended June 30, 2007, the Bank modified its funding and liquidity strategies, providing more balance between brokered deposits and borrowed funds. In this regard, borrowed funds at June 30, 2007 declined by $11,717 and $3,143 compared with December 31 and June 30, 2006, respectively.

At June 30, 2007, retail deposits totaled $382,907 compared with $413,958 and $398,454 at December 31 and June 30, 2006, representing declines of $31,051 and $15,547, or 7.5% and 3.9%, respectively. The declines in retail deposits were principally attributed to declines in money market deposit accounts offered to clients of Trust Services amounting to $24,032 and $23,660, principally reflecting a reallocation of cash within certain managed asset portfolios. The decline in retail deposits from December 31, 2006 also reflects anticipated outflows of seasonal deposits.

Excluding deposit accounts offered to clients of Trust Services, comparing June 30, 2007 with the same date in 2006, total retail deposits increased by $8,113, or 2.2%.

In general, without considering the declines in money market accounts offered to clients of Trust Services, the Bank’s retail deposit growth has moderately lagged historical norms. Management believes that competition from banks and non-banks has intensified, as savers and investors seek higher returns, and that financial institutions in particular have been aggressively pricing their deposits in order to fund earning asset growth. Management also believes that investors have been reallocating a portion of their cash positions, believing the equity markets have recently become more attractive from a total return perspective.

Since short-term interest rates began rising, Bank management has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position.

Borrowed Funds

Borrowed funds principally consist of advances from the Federal Home Loan Bank of Boston (the "FHLB") and, to a lesser extent, securities sold under agreements to repurchase. Advances from the FHLB are principally secured by stock in the FHLB, securities, and blanket liens on qualifying mortgage loans and home equity loans.

The Bank utilizes borrowed funds in leveraging its strong capital position and supporting its earning asset portfolios. Borrowed funds are principally utilized to support the Bank’s securities portfolio and, to a lesser extent, fund loan growth. Borrowed funds also provide a means to help manage balance sheet interest rate risk, given the Bank’s ability to select desired amounts, terms and maturities on a daily basis.

At June 30, 2007, total borrowings amounted to $248,995, compared with $260,712 and $252,138 at December 31 and June 30, 2006, representing declines of $11,717 and $3,143, or 4.5% and 1.2%, respectively.

As discussed above, during the six months ended June 30, 2007, Bank modified its funding and liquidity strategies, providing more balance between brokered deposits and borrowed funds.

At June 30, 2007, total borrowings expressed as a percent of total assets amounted to 29.9%, compared with 31.6% and 31.4% at December 31 and June 30, 2006, respectively.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the second quarter of 2007 the Company maintained its strong capital position and continued to be a "well capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of June 30, 2007, the Company and the Bank were considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at June 30, 2007 and December 31, 2006, under the rules applicable at that date.

	June 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$64,712	11.92%	$63,325	11.65%
Regulatory Requirement	43,419	8.00%	43,491	8.00%
Excess over "adequately capitalized"	$21,293	3.92%	$19,834	3.65%

Tier 1 Capital to Risk Weighted Assets	$60,211	11.09%	$58,800	10.82%
Regulatory Requirement	21,710	4.00%	21,745	4.00%
Excess over "adequately capitalized"	$38,501	7.09%	$37,055	6.82%

Tier 1 Capital to Average Assets	$60,211	7.44%	$58,800	7.34%
Regulatory Requirement	32,356	4.00%	32,040	4.00%
Excess over "adequately capitalized"	$27,855	3.44%	$26,760	3.34%

The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $1,431 and $1,358 during the six months ended June 30, 2007 and 2006, at a rate of $0.470 and $0.445 per share, respectively.

In March 2004, the Company announced a second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and continued through December 31, 2006. The Company’s Board of Directors subsequently authorized the continuance of this stock repurchase plan through December 31, 2007. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of June 30, 2007, the Company had repurchased 159,171 shares of stock under this plan, or 51.3% of the total authorized, at a total cost of $4,491 and an average price of $28.21 per share. The Company records the repurchased shares as treasury stock.

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

The following table summarizes the Company’s contractual obligations at June 30, 2007. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Operating leases	$ 285	$ 71	$ 139	$ 75	$ ---
Borrowings from Federal Home Loan Bank	236,597	154,600	37,349	40,648	4,000
Securities sold under agreements to repurchase	12,398	12,398	---	---	---
Total	$249,280	$167,069	$37,488	$40,723	$4,000

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated at their contractual final maturity dates in the above table. At June 30, 2007, the Bank had $56,500 in callable advances.

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

At June 30, 2007, commitments under existing standby letters of credit totaled $512, compared with $442 and $115 at December 31 and June 30, 2006. The fair values of the standby letters of credit were not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit as of the dates shown:

(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006

Commitments to originate loans	$ 44,206	$ 13,340	$ 27,058
Unused lines of credit	77,895	81,800	74,820
Un-advanced portions of construction loans	8,826	7,638	9,166
Total	$130,927	$102,778	$111,044

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

At June 30, 2007, the Bank had four outstanding derivative instruments with notional amounts totaling $50,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of June 30, 2007 are summarized below. Also refer to Note 6 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at June 30, 2007, based upon the then current Prime interest rate of 8.25%.

	Total	Less Than 1 Year	1-3 Years

Fixed payments due from counter-party	$1,087	$731	$356
Variable payments due to counter-party based on prime rate	1,440	970	470
Net cash flow	($ 353)	($239)	($114)

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/01/10	6.00%	$186
$10,000	11/01/10	6.50%	$ 69

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At June 30, 2007, liquidity, as measured by the basic surplus/deficit model, was 9.1% over the 30-day horizon and 9.3% over the 90-day horizon.

At June 30, 2007, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $65,000. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

The Bank maintains a liquidity contingency plan approved by the Bank’s Board of Directors. This plan addresses the steps that would be taken in the event of a liquidity crisis, and identifies other sources of liquidity available to the Company. Company management believes that the level of liquidity is sufficient to meet current and future funding requirements. However, changes in economic conditions, including consumer savings habits and availability or access to the brokered deposit market could potentially have a significant impact on the Company’s liquidity position.

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
  A 200 basis point rise or decline in interest rates applied against a parallel shift in the yield curve over a twelve-month horizon together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.
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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2007, over one and two-year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
JUNE 30, 2007

(Dollars in thousands)	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short Term Rates

Year 1
Net interest income change ($)	$1,224	($1,812)	$1,629
Net interest income change (%)	5.11%	(7.56%)	6.80%

Year 2
Net interest income change vs. year one base ($)	$1,970	($3,758)	$4,286
Net interest income change vs. year one base (%)	8.22%	(15.68%)	17.88%

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

At June 30, 2007, the U.S. Treasury yield curve (the "yield curve") was relatively flat, with the two and ten-year U.S. Treasury notes closing at 4.86% and 5.02%, respectively, and the overnight Fed Funds rate holding at 5.25%. Given this atypical shape of the yield curve, interest rate risk sensitivity modeling is more challenging than would traditionally be the case. Traditional modeling of parallel movements in the June 30, 2007 yield curve would suggest that it would remain relatively flat in either an increasing or declining interest rate environment, a scenario management believes is not likely and one that has historically not occurred. These challenges are discussed in the following discussion and analysis covering the Bank’s interest rate risk sensitivity.

Assuming interest rates remain at their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will trend upward over the one and two-year horizons. The upward trend principally results from the re-investment of securities and loan cash flows into higher current interest rate levels, while loans will continue to "index up" in response to past interest rate movements more quickly than funding costs. However, margins could narrow if the Bank is prompted to increase deposit interest rates in response to competitive market pricing pressures. Management anticipates that continued earning asset growth would be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming short-term and long-term interest rates decline from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will increase over the one and two-year horizons. The interest rate sensitivity simulation model suggests that funding cost reductions will outpace falling asset yields, favorably impacting net interest income. Management anticipates that only moderate earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates decline in parallel.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. In view of the relatively flat yield curve at June 30, 2007, management modeled alternative future interest rate scenarios and the anticipated impact on net interest income. Assuming the Bank’s balance sheet structure and size remain at current levels, with the short-term Federal Funds interest rate declining 200 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will meaningfully improve over the twelve-month horizon and continue to strengthen over the twenty-four month horizon. The model indicated that funding costs will show meaningful declines while loan and securities cash flows will be reinvested into higher yielding earning assets. Management believes this scenario is more likely than a parallel 200 basis point decline in short and long-term interest rates, given the current shape of the yield curve. Management also believes this scenario will meaningfully increase net interest income without earning asset growth.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points, and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will post significant declines over the twelve-month horizon, and then begin a steady recovery over the twenty-four month horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price more quickly than its earning asset portfolios over a twelve-month horizon, causing a sharp decline in net interest income. As funding costs begin to stabilize in the second year of the simulation, the earning asset portfolios continue to re-price at prevailing interest rate levels and cash flows from earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and improving levels of net interest income. Management believes that strong earning asset growth will be necessary to maintain the current level of net interest income should short and long-term interest rates rise in parallel. Management believes this is a scenario that is less likely to occur, given that the yield curve would have to remain relatively flat over the one and two-year horizons, a phenomenon that has historically not occurred. Management also believes that, based on a variety of current economic indicators, it is not likely the Federal Reserve will increase short-term interests any time in the near future.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2007	1,735	$32.24	1,735	159,652
May 1-31, 2007	5,377	$32.22	5,377	154,275
June 1-30, 2007	3,446	$31.70	3,446	150,829

In March 2004, the Company’s Board of Directors approved a program to repurchase up to 10% of the Company’s outstanding shares of common stock, or approximately 310,000 shares. Purchases began March 4, 2004 and were continued through December 31, 2006. The Company’s Board of Directors subsequently authorized the continuance of this stock repurchase plan through December 31, 2007. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

            (a)    The Annual Meeting of the Company’s shareholders was held on May 15, 2007.

            (b)   Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. There were no solicitations in opposition to the nominees for election to the Company’s Board of Directors as listed in the proxy statement.

The votes for Directors were as follows:

Nominee Elected as Director	For	Withheld	Term Expires
Joseph M. Murphy	2,510,282.79	124,076.00	2010
Robert M. Phillips	2,567,457.79	66,901.00	2010
Constance C. Shea	2,561,690.99	72,667.80	2010
Kenneth E. Smith	2,543,296.77	91,062.01	2010

Continuing members of the Board of Directors were as follows:

Name	Position	Current Term Expires

Thomas A. Colwell	Director	2008
Robert C. Carter	Director	2009
Jacquelyn S. Dearborn	Director	2008
Peter Dodge	Director	2009
Martha T. Dudman	Director	2008
Lauri E. Fernald	Director	2009
Gregg S. Hannah	Director	2008
Clyde H. Lewis	Director	2009
Scott G. Toothaker	Director	2009
David B. Woodside	Director	2008

The vote to set the number of Directors for the ensuing year at fourteen was as follows:

For	Against	Abstain	Un-voted

2,636,347.00	43,992.96	48,4811.70	0

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
BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: August 8, 2007	Joseph M. Murphy
Chief Executive Officer

/s/Gerald Shencavitz

Date: August 8, 2007	Gerald Shencavitz
Chief Financial Officer