Form 10-Q
period 2007-09-30
BAR HARBOR BANKSHARES
filed 2007-11-09
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___  Accelerated filer   X Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in exchange act rule 12b-2): YES: ___ NO:   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 7, 2007
$2.00 Par Value	3,024,514

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets at September 30, 2007, and December 31, 2006	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006	4

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2007 and 2006	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	6

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2007 and 2006	7

	Notes to Consolidated Interim Financial Statements	8-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46-49

Item 4.	Controls and Procedures	49

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits	50-51

Signatures		51

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Dollars in thousands, except share data)
(unaudited)

	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$ 9,642	$ 11,838
Overnight interest bearing money market funds	1,414	7,709
Total cash and cash equivalents	11,056	19,547
Securities available for sale, at fair value	244,457	213,252
Federal Home Loan Bank stock	12,832	11,849
Loans	566,012	555,099
Allowance for loan losses	(4,630)	(4,525)
Loans, net of allowance for loan losses	561,382	550,574
Premises and equipment, net	10,857	11,368
Goodwill	3,158	3,158
Bank owned life insurance	6,285	6,116
Other assets	8,728	9,013
TOTAL ASSETS	$858,755	$824,877

Liabilities
Demand and other non-interest bearing deposits	$ 63,210	$ 53,872
NOW accounts	68,747	63,588
Savings and money market deposits	139,975	164,213
Time deposits	131,246	132,285
Brokered time deposits	123,684	82,361
Total deposits	526,862	496,319
Short-term borrowings	147,672	175,246
Long-term debt	115,007	85,466
Other liabilities	5,234	6,795
TOTAL LIABILITIES	794,775	763,826

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at September 30, 2007 and December 31, 2006	7,287	7,287
Surplus	4,600	4,365
Retained earnings	62,310	59,339
Accumulated other comprehensive loss:
Prior service cost and unamortized net actuarial (losses) gains on employee benefit plans, net of tax of ($65) and $80, at September 30, 2007, and December 31, 2006, respectively	(126)	156
Net unrealized depreciation on securities available for sale, net of tax of $181 and $351, at September 30, 2007 and December 31, 2006, respectively	(351)	(680)
Net unrealized depreciation on derivative instruments, net of tax of $87 and $221 at September 30, 2007 and December 31, 2006, respectively	(170)	(429)
Total accumulated other comprehensive loss	(647)	(953)
Less: cost of 614,900 and 596,169 shares of treasury stock at September 30, 2007, and December 31, 2006, respectively	(9,570)	(8,987)

TOTAL SHAREHOLDERS' EQUITY	63,980	61,051

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$858,755	$824,877

                                                            The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$ 9,681	$ 9,137	$28,281	$26,143
Interest and dividends on securities and other earning assets	3,685	2,943	10,051	7,955
Total interest and dividend income	13,366	12,080	38,332	34,098

Interest expense:
Deposits	4,207	3,561	12,084	9,271
Short-term borrowings	1,967	1,684	4,919	4,737
Long-term borrowings	1,279	1,287	4,538	3,787
Total interest expense	7,453	6,532	21,541	17,795

Net interest income	5,913	5,548	16,791	16,303
Provision for loan losses	214	81	247	124
Net interest income after provision for loan losses	5,699	5,467	16,544	16,179

Non-interest income:
Trust and other financial services	564	486	1,747	1,558
Service charges on deposit accounts	454	440	1,242	1,188
Other service charges, commissions and fees	57	61	162	171
Credit and debit card service charges and fees	871	776	1,579	1,399
Net securities gains (losses)	231	357	(671)	667
Other operating income	86	79	240	345
Total non-interest income	2,263	2,199	4,299	5,328

Non-interest expenses:
Salaries and employee benefits	2,386	2,360	6,885	7,077
Postretirement plan settlement	---	---	(832)	---
Occupancy expense	294	329	987	978
Furniture and equipment expense	396	456	1,284	1,378
Credit and debit card expenses	621	577	1,079	993
Other operating expense	1,099	1,135	3,743	3,766
Total non-interest expenses	4,796	4,857	13,146	14,192

Income before income taxes	3,166	2,809	7,697	7,315
Income taxes	1,019	845	2,332	2,142

Net income	$ 2,147	$ 1,964	$ 5,365	$ 5,173

Earnings Per Share:
Basic earnings per share	$ 0.71	$ 0.64	$ 1.76	$ 1.70
Diluted earnings per share	$ 0.69	$ 0.63	$ 1.72	$ 1.66

                                                            The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands, except share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2005	$7,287	$4,002	$55,181	$(1,738)	$(8,628)	$56,104
Cumulative effect adjustment from the adoption of SAB No. 108	---	---	331	---	---	331
Adjusted balance December 31, 2005	7,287	4,002	55,512	(1,738)	(8,628)	56,435
Net income	---	---	5,173	---	---	5,173
Total other comprehensive income	---	---	---	259	---	259
Cash dividends declared ($0.675 per share)	---	---	(2,060)	---	---	(2,060)
Purchase of treasury stock (35,377 shares)	---	---	---	---	(1,014)	(1,014)
Stock options exercised (23,401 shares), net of tax effects	---	---	(239)	---	672	433
Recognition of stock option expense	---	109	---	---	---	109
Balance September 30, 2006	$7,287	$4,111	$58,386	$(1,479)	$(8,970)	$59,335

Balance December 31, 2006	$7,287	$4,365	$59,339	$ (953)	$(8,987)	$61,051
Net income	---	---	5,365	---	---	5,365
Total other comprehensive income	---	---	---	306	---	306
Cash dividends declared ($0.71 per share)	---	---	(2,161)	---	---	(2,161)
Purchase of treasury stock (36,947 shares)	---	---	---	---	(1,152)	(1,152)
Stock options exercised (18,216 shares), net of tax effects	---	78	(233)	---	569	414
Recognition of stock option expense	---	157	---	---	---	157
Balance September 30, 2007	$7,287	$4,600	$62,310	$ (647)	$(9,570)	$63,980

                                                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$ 5,365	$ 5,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	919	1,001
Amortization of core deposit intangible	50	50
Provision for loan losses	247	124
Net securities losses (gains)	671	(667)
Net amortization of bond premiums	132	209
Recognition of stock option expense	157	109
Postretirement plan settlement	(832)	---
Net change in other assets	(93)	41
Net change in other liabilities	(763)	(402)
Net cash provided by operating activities	5,853	5,638

Cash flows from investing activities:
Purchases of securities available for sale	(117,581)	(44,995)
Proceeds from maturities, calls and principal paydowns of securities available for sale	31,559	24,580
Proceeds from sales of securities available for sale	54,513	6,628
Net increase in Federal Home Loan Bank stock	(983)	(1,325)
Net loans made to customers	(11,055)	(32,799)
Capital expenditures	(408)	(682)
Net cash used in investing activities	(43,955)	(48,593)

Cash flows from financing activities:
Net increase in deposits	30,543	68,650
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	7,545	(2,738)
Proceeds from Federal Home Loan Bank advances	79,000	30,000
Repayments of Federal Home Loan Bank advances	(84,578)	(51,780)
Purchases of treasury stock	(1,152)	(1,014)
Proceeds from stock option exercises, including excess tax benefits	414	433
Payments of dividends	(2,161)	(2,060)
Net cash provided by financing activities	29,611	41,491

Net decrease in cash and cash equivalents	(8,491)	(1,464)
Cash and cash equivalents at beginning of period	19,547	14,000
Cash and cash equivalents at end of period	$ 11,056	$ 12,536

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 20,822	$ 17,202
Income taxes	1,508	1,362

                                                            The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,
	2007	2006

Net income	$2,147	$1,964
Net unrealized appreciation on securities available for sale, net of tax of $847 and $1,233, respectively	1,645	2,395
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $78 and $121, respectively	(153)	(236)
Net unrealized appreciation and other amounts for interest rate derivatives, net of tax of $84 and $99, respectively	163	192
Amortization of actuarial gain for supplemental retirement plan, net of tax of $4	6	---
Total other comprehensive income	1,661	2,351
Total comprehensive income	$3,808	$4,315

	Nine Months Ended September 30,
	2007	2006

Net income	$5,365	$5,173
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($59) and $342, respectively	(113)	664
Less reclassification adjustment for net losses (gains) related to securities available for sale included in net income, net of tax of $229 and ($227), respectively	442	(440)
Net unrealized appreciation on interest rate derivatives, net of tax of $134 and $18, respectively	259	35
Reversal of actuarial gain upon post retirement plan settlement, net of tax of ($151)	(291)	---
Amortization of actuarial gain for supplemental executive retirement plan, net of tax of $6	9	---
Total other comprehensive income	306	259
Total comprehensive income	$5,671	$5,432

                                                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and nine months ended September 30, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any other interim periods.

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

The allowance for loan losses consists of reserves established for specific loans including impaired loans; a pool of reserves based on historical charge-offs by loan types; and supplemental reserves that adjust historical loss experience to reflect current economic conditions, industry specific risks, and other observable data.

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

Income Taxes: As further discussed in note 7, on January 1, 2007, the Company adopted Financial Accounting Interpretation Number 48 ("FIN 48") to account for uncertain tax positions. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

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

Significant management judgment is required in determining income tax expense, and related tax assets and liabilities. As of September 30, 2007 and December 31, 2006, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$ 2,147	$ 1,964	$ 5,365	$ 5,173

Computation of Earnings Per Share:

Weighted average number of capital stock shares outstanding
Basic	3,039,585	3,049,211	3,043,442	3,050,814
Effect of dilutive employee stock options	70,369	70,872	76,349	72,049
Diluted	3,109,954	3,120,083	3,119,791	3,122,863

EARNINGS PER SHARE:
Basic	$ 0.71	$ 0.64	$ 1.76	$ 1.70
Diluted	$ 0.69	$ 0.63	$ 1.72	$ 1.66

Anti-dilutive options excluded from earnings per share calculation	103,286	82,161	72,434	82,541

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

The following table summarizes the net periodic benefit costs for the three and nine months ended September 30, 2006:

Three Months Ended

Interest cost	$21
Amortization of actuarial gain	(4)
Net periodic benefit cost	$17

Nine Months Ended

Interest cost	$62
Amortization of actuarial gain	(12)
Net periodic benefit cost	$50

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

The following table summarizes the net periodic benefit costs for the three and nine months ended September 30, 2007 and 2006:

	Supplemental Executive Retirement Plans

Three Months Ended	2007	2006

Service cost	$ 50	$ 53
Interest cost	40	58
Amortization of actuarial loss (gain)	2	---
Net periodic benefit cost	$ 92	$111

Nine Months Ended	2007	2006

Service cost	$148	$140
Interest cost	121	153
Amortization of actuarial loss (gain)	7	---
Net periodic benefit cost	$276	$293

The Company expects to contribute $222 to the supplemental plans in 2007. As of September 30, 2007, the Company had contributed $169.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Commitments to originate loans	$40,024	$13,340
Unused lines of credit	$81,762	$81,800
Un-advanced portions of construction loans	$10,893	$ 7,638
Standby letters of credit	$ 306	$ 442

As of September 30, 2007, and December 31, 2006, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

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

At September 30, 2007, the Bank had three outstanding derivative instruments with notional principal amounts totaling $40,000. These derivative instruments were interest rate swap agreements and interest rate floor agreements, with notional principal amounts totaling $10,000 and $30,000, respectively. The details are summarized as follows:

Interest Rate Swap Agreement:

Description	Maturity	Notional Amount	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (7.75%)

The Bank is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon an interest rate of 6.25% over the term of the agreement.

Prior to September 30, 2007 the Bank had a second interest rate swap agreement with a notional principal amount of $10,000. This agreement was also indexed to Prime, with the Bank receiving monthly fixed rate payments based upon an interest rate of 6.04%. This agreement matured on September 1, 2007.

The interest rate swap agreements were designated as a cash flow hedge in accordance with SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:   Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans."

At September 30, 2007, the fair market value of the interest rate swap agreement was an unrealized loss of $130, compared with unrealized losses on interest rate swap agreements of $473 and $534 at December 31 and September 30, 2006, respectively. The fair market values of the interest rate swap agreements were included in other liabilities on the consolidated balance sheets.

During the three and nine months ended September 30, 2007, the total net cash flows paid to counter-parties amounted to $107 and $316, compared with $97 and $223 during the same periods in 2006. The net cash flows paid to counter-parties were recorded as adjustments to the interest income on the hedged loans.

At September 30, 2007, the net unrealized loss on interest rate swap agreements included in accumulated other comprehensive loss, net of tax, amounted to $86, compared with $313 and $352 at December 31 and September 30, 2006, respectively.

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

At September 30, 2007, the total fair market value of the interest rate floor agreements was $81 compared with $40 at December 31, 2006. The fair market values of the interest rate floor agreements are included in other liabilities on the Company’s consolidated balance sheets. Pursuant to SFAS 133, changes in the fair market value, representing unrealized gains or losses, are recorded in accumulated other comprehensive loss.

The premiums paid on the interest rate floor agreements are included in accumulated other comprehensive loss on the consolidated balance sheets and are being recognized as reductions of interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During the three and nine months ended September 30, 2007, $11 and $29 of the premium was recognized in interest income, respectively. At September 30, 2007, the remaining unamortized premiums, net of tax, totaled $136, compared with $154 at December 31, 2006. During the next twelve months, $49 of the premiums will be recognized in interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

At September 30, 2007, and December 31, 2006, the unamortized premium net of the unrealized gain on the interest rate floor agreements amounted to $83 and $129, net of tax, respectively, and was recorded in accumulated other comprehensive loss on the balance sheet.

A summary of the hedging related balances follows:

	September 30, 2007		December 31, 2006
	Gross	Net of Tax	Gross	Net of Tax

Unrealized gain on interest rate floors	$ 81	$ 53	$ 68	$ 44
Unrealized loss on interest rate swaps	(132)	(87)	(483)	(319)
Unamortized premium on interest rate floors	(206)	(136)	(235)	(155)
Total	$(257)	$(170)	$(650)	$(429)

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

On January 1, 2007 the Company adopted the provisions of FIN 48 and there was no impact on the consolidated financial statements. Upon the adoption of this standard, the Company performed an analysis of its tax positions to determine whether there may be uncertainties that require further analysis under FIN 48 based upon their specific facts and circumstances. The Company did not identify any uncertain tax positions for which tax benefits should not be recognized under FIN 48 upon adoption or as of September 30, 2007. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

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

Prior Year Financial Statement Misstatements: In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" and "iron curtain" methods. The roll-over method, the method the Company historically used, focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. Because the focus is on the income statement, the roll-over method can lead to the accumulation of misstatements in the balance sheet that may become material. The iron curtain method focuses primarily on the effect of correcting the accumulated misstatement as of the balance sheet date, with less emphasis on the reversing effects of prior year errors on the income statements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the "dual approach." SAB 108 permits companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of the first day of the fiscal year with an offsetting adjustment recorded to retained earnings.

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

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in third quarter 2007 and 2006 interest income was $341 and $474, respectively, of tax-exempt interest income from certain investment securities and loans. For the nine months ended September 30, 2007 and 2006, the amount of tax-exempt income included in interest income was $1,132 and $1,426, respectively. An amount equal to the tax benefit derived from this tax-exempt income has been added to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax-equivalent adjustments of $149 and $209 in the third quarter of 2007 and 2006, respectively, and $495 and $638 for the nine months ended September 30, 2007 and 2006, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this Form 10-Q provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

Income Taxes – The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2007 and December 31, 2006, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

EXECUTIVE OVERVIEW

Summary Results of Operations

The Company reported consolidated net income of $2,147 or fully diluted earnings per share of $0.69 for the three months ended September 30, 2007 compared with $1,964 or fully diluted earnings per share of $0.63 for the same quarter in 2006, representing increases of $183 and $0.06, or 9.3% and 9.5%, respectively. The annualized return on average shareholders’ equity ("ROE") and average assets ("ROA") amounted to 13.68% and 1.00%, respectively, compared with 13.68% and 0.97% for the same quarter in 2006.

As more fully enumerated below, the increase in third quarter 2007 net income compared with the same quarter in 2006 was attributed to a $365 or 6.6% increase in net interest income, a $64 or 2.9% increase in non-interest income and a $61 or 1.3% decline in non-interest expense. Partially offsetting these results was a $133 increase in the provision for loan losses and a $174 increase in income tax expense.

For the nine months ended September 30, 2007, consolidated net income amounted to $5,365 or fully diluted earnings per share of $1.72, compared with $5,173 or fully diluted earnings per share of $1.66 for the same period in 2006, representing increases of $192 and $0.06, or 3.7% and 3.6%, respectively. The annualized ROE and ROA amounted to 11.52% and 0.86%, respectively, compared with 12.19% and 0.88% for the same period in 2006.

As more fully discussed below, in connection with the restructuring of a portion of the Bank’s securities portfolio, during the nine months ended September 30, 2007 the Company recorded net securities losses amounting to $671, compared with net securities gains of $667 for the same period in 2006, representing a decline of $1,338. Partially offsetting the decline in net securities gains was an $832 reduction in non-interest expense recorded in the first quarter of 2007, related to the Company’s settlement of its limited postretirement benefit program. Excluding the impact of net securities gains and losses and the settlement of the postretirement program, non-interest income was up $309 or 6.6% and non-interest expense was down $214 or 1.5%, compared with the first nine months of 2006.

  Net Interest Income: For the quarter ended September 30, 2007, net interest income amounted to $5,913, representing an increase of $365 or 6.6%, compared with the same quarter in 2006. The increase in net interest income was principally attributed to average earning asset growth of $52,474, or 6.8%, as the net interest margin was unchanged. Additionally, in the third quarter of 2006 the Federal Home Loan Bank of Boston, of which the Bank is a member and shareholder, declared a dividend that was equivalent to an amount for both the second and third quarters of 2006. This non-recurring action favorably impacted the Bank’s third quarter 2006 net interest income and net interest margin by $168 and 9 basis points, respectively.

For the nine months ended September 30, 2007, net interest income amounted to $16,791, representing an increase of $488, or 3.0%, compared with the same period in 2006. The increase in net interest income was principally attributed to average earning asset growth of $47,916 or 6.4%, as the net interest margin declined 9 basis points. As has widely been the situation throughout the banking industry, the decline in the net interest margin was largely attributed to the flat-to-inverted U.S. Treasury yield curve over most of the past 21 months, the impact of which has caused the Bank’s funding costs to increase at a faster pace than the yield on its earning asset portfolios. In late September 2007, the Federal Reserve reduced short-term interest rates by 50 basis points. In November 2007, the Federal Reserve reduced short-term interest rates by an additional 25 basis points. Company management anticipates these rate cuts, if sustained, will have a favorable impact on future levels of net interest income, given the liability sensitivity of the Company’s balance sheet.

  Non-interest income: For the quarter ended September 30, 2007, total non-interest income inclusive of net securities amounted to $2,263, representing an increase of $64 or 2.9% compared with the same quarter in 2006. Trust and financial service fees, debit and credit card fees and service charges on deposit accounts led the increase in non-interest income, posting increases of 16.0%, 12.2% and 3.2%, respectively.

For the nine months ended September 30, 2007, total non-interest income amounted to $4,299, representing a decline of $1,029, or 19.3%, compared with the same period in 2006. The decline in non-interest income was principally attributed to a $1,338 decline in net securities gains. During the first nine months of 2007, net securities losses of $671 were recorded, principally resulting from the Company’s restructuring of a portion of its securities portfolio, compared with net securities gains of $667 recorded during the same period in 2006. The decline in non-interest income also reflects a $150 gain on the sale of Bank owned real estate recorded in the first quarter of 2006.

For the nine months ended September 30, 2007, debit and credit card fees, trust and financial service fees and service charges on deposit accounts were up 12.9%, 12.1% and 4.5% compared with the same period last year, respectively.

  Non-interest expense: For the quarter ended September 30, 2007, total non-interest expense amounted to $4,796, representing a decline of $61 or 1.3%, compared with the same quarter in 2006. A variety of expense categories posted declines, which were offset in part by a $44 increase in debit and credit card expenses, reflecting higher transaction volumes and corresponding revenue. Salaries and employee benefits showed a small increase, up $26, or 1.1%.

For the nine months ended September 30, 2007, total non-interest expense amounted to $13,146, representing a decline of $1,046, or 7.4%. The decline in non-interest expense was principally attributed to the settlement of the Company’s limited postretirement benefit program, the financial impact of which reduced first quarter 2007 non-interest expense by $832. The decline in non-interest expense was also aided by a $192 or 2.7% decline in salaries and employee benefits, which was principally attributed to changes in overall staffing levels and mix, changes to certain employee benefit programs, and lower levels of incentive compensation.

Summary Financial Condition

The Company’s total assets ended the third quarter at $858,755, representing increases of $33,878 and $63,376, or 4.1% and 8.0%, compared with December 31 and September 30, 2006, respectively.

  Loans: Total loans ended the third quarter at $566,012, representing increases of $10,913 and $18,525, or 2.0% and 3.4%, compared with December 31 and September 30, 2006, respectively. Commercial loans continued to drive the overall growth of the Bank’s loan portfolio, posting increases of $14,315 and $19,923, or 6.0% and 8.5%, compared with December 31 and September 30, 2006, respectively.
  Credit Quality: The Bank’s non-performing loans remained at low levels at quarter-end, representing $872 or 0.15% of total loans. The Bank’s loan loss experience continued at low levels during the first nine months of 2007, with net charge-offs amounting to $142, or annualized net charge-offs to average loans outstanding of 0.03%. For the three and nine months ended September 30, 2007, the Bank recorded provisions for loan losses of $214 and $247, compared with $81 and $124 during the same periods in 2006.
  Securities: Total securities ended the third quarter at $244,457, representing increases of $31,205 and $46,573, or 14.6% and 23.5%, compared with December 31 and September 30, 2006, respectively.

In the second quarter of 2007, the Bank completed the restructuring of a portion of its securities portfolio, selling a total of $46,170 in securities with below market yields while paying down short-term borrowings. During the later part of the second quarter, market yields climbed to a five-year high, with the benchmark 10-year U.S. Treasury advancing from 4.63% in mid May to 5.30% in mid June. The increase in market yields presented opportunities for replacing the securities sold, increasing the Bank’s earning assets, and generating higher levels of net interest income.

  Deposits: Total deposits ended the third quarter at $526,862, representing increases of $30,543 and $12,481, or 6.2% and 2.4% compared with December 31 and September 30, 2006, respectively. Deposit growth was largely attributed to certificates of deposit obtained in the national market, which were used to help fund the Bank’s earning asset growth and replace retail deposit declines.

At September 30, 2007, retail deposits totaled $403,178, representing declines of $10,780 and $25,277, or 2.6% and 5.9%, compared with December 31 and September 30, 2006, respectively. The declines in retail deposits were principally attributed to declines in money market accounts offered to clients of Bar Harbor Trust Services, a Maine chartered non-depository trust company subsidiary of the Company, reflecting a reallocation of cash within certain managed asset portfolios in the course of normal operations. Comparing September 30, 2007, with December 31 and September 30, 2006, these money market deposits accounted for $30,793 and $33,134 of the overall retail deposit declines, respectively. Excluding the deposit accounts offered to clients of Bar Harbor Trust Services, at September 30, 2007 total retail deposits were showing increases of $20,013 and $7,857, or 5.3% and 2.0%, compared with December 31 and September 30, 2006, respectively.

  Shareholders’ Equity: The Company continued to exceed regulatory requirements for "well capitalized" institutions. At September 30, 2007, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios amounted to 7.21%, 11.11% and 11.95% respectively. Total shareholders’ equity ended the third quarter at $63,980, representing increases of $2,929 and $4,645, or 4.8% and 7.8%, compared with December 31 and September 30, 2006, respectively.
  Tangible Book Value: At September 30, 2007, the Company’s tangible book value per share of common stock outstanding amounted to $20.04, compared with $18.96 and $18.36 at December 31 and September 30, 2006, representing increases of 5.7% and 9.2%, respectively.
  Shareholder Dividends: On October 16, 2007 the Company declared a cash dividend of 24.5 cents per share of common stock for the quarter ended September 30, 2007, representing an increase of 1.5 cents per share, or 6.5% compared with the dividend paid for the same quarter in 2006.

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

For the three months ended September 30, 2007, net interest income on a fully tax-equivalent basis amounted to $6,062, compared with $5,757 in the third quarter of 2006, representing an increase of $305, or 5.3%. The increase in third quarter net interest income was principally attributed to average earning asset growth of $52,474 or 6.8%, as the tax-equivalent net interest margin declined 4 basis points to 2.93% compared with the same quarter in 2006.

Additionally, in the second quarter of 2006 the Federal Home Loan Bank of Boston (the "FHLB"), of which the Bank is a member and shareholder, did not declare a dividend on its stock. Pursuant to its "Dividend Schedule Transition Plan", in the third quarter of 2006, the FHLB declared a dividend that was equivalent to an amount for both the second and third quarters of 2006. This non-recurring action favorably impacted the Bank’s third quarter 2006 net interest income and net interest margin by $168 and 9 basis points, respectively. Excluding the impact of the grossed up FHLB dividend, third quarter net interest income increased $473 or 8.5%, while the net interest margin increased 5 basis points, compared with the third quarter of 2006.

For the nine months ended September 30, 2007, net interest income on a fully tax-equivalent basis amounted to $17,286, compared with $16,941 during the same period in 2006, representing an increase of $345, or 2.0%. The increase in net interest income was principally attributed to average earning asset growth of $47,916 or 6.4%, as the tax-equivalent net interest margin declined 13 basis points to 2.89%, compared with the nine months ended September 30, 2006.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and nine months ended September 30, 2007 and 2006, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006

		2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$559,499	$9,707	6.88%	$545,092	$9,165	6.67%
Taxable securities	222,083	3,163	5.65%	172,657	2,135	4.91%
Non-taxable securities (3)	24,139	405	6.66%	34,784	591	6.74%
Total securities	246,222	3,568	5.75%	207,441	2,726	5.21%
Federal Home Loan Bank stock	12,569	203	6.41%	12,649	352	11.04%
Fed funds sold, money market funds, and time deposits with other banks	2,829	37	5.19%	3,463	46	5.27%

Total Earning Assets	821,119	13,515	6.53%	768,645	12,289	6.34%

Non-Interest Earning Assets:
Cash and due from banks	8,213			10,356
Allowance for loan losses	(4,547)			(4,539)
Other assets (2)	29,184			27,913
Total Assets	$853,969			$802,375

Interest Bearing Liabilities:
Deposits	$463,273	$4,207	3.60%	$439,085	$3,561	3.22%
Securities sold under repurchase agreements and fed funds purchased	15,614	129	3.28%	13,711	96	2.78%
Borrowings from Federal Home Loan Bank	246,367	3,117	5.02%	227,495	2,875	5.01%
Total Borrowings	261,981	3,246	4.92%	241,206	2,971	4.89%
Total Interest Bearing Liabilities	725,254	7,453	4.08%	680,291	6,532	3.81%
Rate Spread			2.45%			2.53%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	61,517			58,800
Other liabilities	4,953			6,313
Total Liabilities	791,724			745,404
Shareholders' equity	62,245			56,971
Total Liabilities and Shareholders' Equity	$853,969			$802,375
Net interest income and net interest margin (3)		6,062	2.93%		5,757	2.97%
Less: Tax Equivalent adjustment		(149)			(209)
Net Interest Income		$5,913	2.86%		$5,548	2.86%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
NINE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006

		2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$554,522	$28,358	6.84%	$533,954	$26,217	6.56%
Taxable securities	202,438	8,406	5.55%	167,169	6,117	4.89%
Non-taxable securities (3)	27,110	1,370	6.76%	35,195	1,819	6.91%
Total securities	229,548	9,776	5.69%	202,364	7,936	5.24%
Federal Home Loan Bank stock	12,483	607	6.50%	12,315	501	5.44%
Fed funds sold, money market funds, and time deposits with other banks	2,178	86	5.28%	2,182	82	5.02%

Total Earning Assets	798,731	38,827	6.50%	750,815	34,736	6.19%

Non-Interest Earning Assets:
Cash and due from banks	6,983			8,622
Allowance for loan losses	(4,549)			(4,564)
Other assets (2)	30,340			28,356
Total Assets	$831,505			$783,229

Interest Bearing Liabilities:
Deposits	$454,191	$12,084	3.56%	$423,531	$ 9,271	2.93%
Securities sold under repurchase agreements and fed funds purchased	14,271	340	3.19%	13,878	269	2.59%
Borrowings from Federal Home Loan Bank	242,189	9,117	5.03%	230,234	8,255	4.79%
Total Borrowings	256,460	9,457	4.93%	244,112	8,524	4.67%
Total Interest Bearing Liabilities	710,651	21,541	4.05%	667,643	17,795	3.56%
Rate Spread			2.45%			2.63%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	53,761			52,628
Other liabilities	4,828			6,230
Total Liabilities	769,240			726,501
Shareholders' equity	62,265			56,728
Total Liabilities and Shareholders' Equity	$831,505			$783,229
Net interest income and net interest margin (3)		17,286	2.89%		16,941	3.02%
Less: Tax Equivalent adjustment		(495)			(638)
Net Interest Income		$16,791	2.81%		$16,303	2.90%

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

For the three months ended September 30, 2007, the tax-equivalent net interest margin amounted to 2.93%, compared with 2.97% for the same quarter in 2006, representing a decline of 4 basis points. Comparing the quarter ended September 30, 2007 with the same quarter in 2006 the weighted average yield the Bank’s earning assets increased 19 basis points, while the weighted average cost of funds increased 27 basis points. As discussed above, the decline in the net interest margin was attributed to the FHLB paying a cash dividend on its stock in the third quarter of 2006 that was equivalent to two quarterly dividends. Excluding this factor, the third quarter 2007 net interest margin increased 5 basis points compared with the same quarter in 2006.

For the nine months ended September 30, 2007, the tax-equivalent net interest margin amounted to 2.89%, compared with 3.02% for the same period in 2006, representing a decline of 13 basis points. Over most of the past 21 months the U. S. Treasury yield curve (the "yield curve") has been flat-to-inverted, meaning short-term interest rates have generally been equal to or greater than long-term interest rates.

The decline in the net interest margin was principally attributed to the increases in the Bank’s cost of funds outpacing the increases in yields on its interest earning assets, reflecting the re-pricing of a large portion of the Bank’s funding base during a period of rising short-term interest rates, combined with highly competitive pricing pressures with respect to loans and deposits, a higher utilization of wholesale funding, and the inherent net interest margin challenges widely associated with a flat or inverted yield curve. Comparing the nine months ended September 30, 2007 with the same period in 2006, the increase in the cost of the Bank’s interest bearing liabilities exceeded the increase in yields on its earning asset portfolios by 18 basis points.

While the yield curve began to show a slight positive slope in the third quarter, the impact on the year-to-date net interest margin was minimal. However, Company management anticipates that the recent declines in short term interest rates and a steeper yield curve, if sustained, will have a positive impact on the Bank’s net interest margin and future levels of net interest income, given the Bank’s liability sensitive balance sheet.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

 The following table summarizes the net interest margin components, on a quarterly basis, over the past eight quarters.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2007 Average Rate			2006 Average Rate				2005 Average Rate

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Interest Earning Assets:
Loans (1,2)	6.88%	6.88%	6.74%	6.68%	6.67%	6.57%	6.45%	6.35%
Taxable securities	5.65%	5.62%	5.38%	5.03%	4.91%	4.97%	4.79%	4.47%
Non-taxable securities (2)	6.66%	6.79%	6.80%	6.80%	6.74%	6.96%	7.02%	6.87%
Total securities	5.75%	5.77%	5.56%	5.30%	5.21%	5.31%	5.21%	4.94%
Federal Home Loan Bank stock	6.41%	6.56%	6.54%	6.13%	11.04%	0.00%	5.12%	4.85%
Fed Funds sold, money market funds, and time deposits with other banks	5.19%	5.67%	4.88%	5.20%	5.27%	5.01%	3.41%	3.92%
Total Earning Assets	6.53%	6.57%	6.40%	6.29%	6.34%	6.11%	6.09%	5.96%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	3.60%	3.56%	3.51%	3.37%	3.22%	2.92%	2.62%	2.27%
Securities sold under repurchase agreements	3.28%	3.24%	3.03%	2.96%	2.78%	2.55%	2.46%	2.15%
Other borrowings	5.02%	5.02%	5.06%	5.01%	5.01%	4.81%	4.54%	4.39%
Total Borrowings	4.92%	4.93%	4.95%	4.87%	4.89%	4.69%	4.42%	4.21%
Total Interest Bearing Liabilities	4.08%	4.04%	4.04%	3.89%	3.81%	3.58%	3.29%	2.96%

Rate Spread	2.45%	2.53%	2.36%	2.40%	2.53%	2.53%	2.80%	3.00%

Net Interest Margin (2)	2.93%	2.96%	2.79%	2.87%	2.97%	2.90%	3.19%	3.38%

Net Interest Margin without Tax Equivalent Adjustments	2.86%	2.88%	2.70%	2.77%	2.86%	2.79%	3.06%	3.26%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, reported on a tax equivalent basis.

Interest Income: For the three and nine months ended September 30, 2007, total interest income, on a fully tax-equivalent basis, amounted to $13,515 and $38,827 compared with $12,289 and $34,736 during the same periods in 2006, representing increases of $1,226 and $4,091, or 10.0% and 11.8%, respectively.

The increases in interest income were principally attributed to average earning asset growth of $52,474 and $47,916 or 6.8% and 6.4% respectively, combined with 19 and 31 basis point increases in the weighted average earning asset yields, when comparing the three and nine month periods ended September 30, 2007, with the same periods in 2006, respectively. Principally reflecting increases in market yields and reinvestment of earning asset cash flows in a higher interest rate environment, the weighted average yield on average earning assets amounted to 6.53% and 6.50% for the three and nine months ended September 30, 2007, compared with 6.34% and 6.19% for the same periods in 2006, respectively.

Comparing the three and nine months ended September 30, 2007, with the same periods in 2006, the weighted average yield on the Bank’s loan portfolio increased 21 and 28 basis points to 6.88% and 6.84%, respectively, while the weighted average yield on the securities portfolio increased 54 and 45 basis points to 5.75% and 5.69%, respectively. The increase in yield on the securities portfolio reflects, in part, the restructuring of a portion of the securities portfolio in the second quarter of 2007.

As depicted on the rate/volume analysis tables below, comparing the three and nine months ended September 30, 2007 with the same periods in 2006, the increased volume of average earning assets on the balance sheet contributed $729 and $2,025 to the increases in interest income, while the increases attributed to the impact of higher weighted average earning asset yields contributed $497 and $2,066, respectively.

Interest Expense: For the three and nine months ended September 30, 2007, total interest expense amounted to $7,453 and $21,541, compared with $6,532 and $17,795 during the same periods in 2006, representing increases of $921 and $3,746, or 14.1% and 21.1%, respectively.

The increases in interest expense were principally attributed to 27 and 49 basis point increases in the weighted average cost of funds, combined with increases in average interest bearing liabilities amounting to $44,963 and $43,008, or 6.6% and 6.4%, when comparing the three and nine months ended September 30, 2007 with the same periods in 2006, respectively. The increase in the average cost of interest bearing funds was principally attributed to increases in short-term market interest rates between periods and, to a lesser extent, a proportionately higher utilization of wholesale funding. In addition, given highly competitive pricing pressures and the need to strengthen customer relationships, over the past twelve months the Bank more closely followed the market with respect to the upward pricing and re-pricing of maturity and non-maturity deposits.

For the three and nine months ended September 30, 2007, the weighted average cost of funds amounted to 4.08% and 4.05%, compared with 3.81% and 3.56% during the same periods in 2006, respectively. For the three and nine months ended September 30, 2007, the weighted average cost of borrowed funds increased 3 and 26 basis points to 4.92% and 4.93%, respectively, while the weighted average cost of interest bearing deposits increased 38 and 63 basis points to 3.60% and 3.56%, respectively. The increase in the weighted average cost of interest bearing deposits outpaced the weighted average cost of borrowed funds, reflecting the re-pricing of certain maturity deposits, highly competitive market pricing pressures for deposits, combined with a higher utilization of brokered time deposits.

As depicted on the rate/volume analysis tables below, comparing the three and nine months ended September 30, 2007 with the same periods in 2006, the increased volume of average interest bearing liabilities on the balance sheet contributed $457 and $1,156 to the increases in interest expense, while the increases attributed to the impact of higher weighted average rates paid on interest bearing liabilities amounted to $464 and $2,590, respectively.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS SEPTEMBER 30, 2006
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$ 246	$ 296	$ 542
Taxable securities	672	356	1,028
Non-taxable securities (2)	(179)	(7)	(186)
Federal Home Loan Bank stock	(2)	(147)	(149)
Fed funds sold, money market funds, and time
deposits with other banks	(8)	(1)	(9)

TOTAL EARNING ASSETS	$ 729	$ 497	$ 1,226

Interest bearing deposits	204	442	646
Securities sold under repurchase agreements and fed funds purchased	14	19	33
Borrowings from Federal Home Loan Bank	239	3	242
TOTAL INTEREST BEARING LIABILITIES	$ 457	$ 464	$ 921

NET CHANGE IN NET INTEREST INCOME	$ 272	$ 33	$ 305

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For the purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS SEPTEMBER 30, 2006
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Net Interest Income

Loans (1,2)	$1,030	$1,111	$2,141
Taxable securities	1,397	892	2,289
Non-taxable securities (2)	(409)	(40)	(449)
Federal Home Loan Bank stock	7	99	106
Fed funds sold, money market funds, and time deposits with other banks	---	4	4

TOTAL EARNING ASSETS	$2,025	$2,066	$4,091

Interest bearing deposits	708	2,105	2,813
Securities sold under repurchase agreements and fed funds purchased	8	63	71
Borrowings from Federal Home Loan Bank	440	422	862
TOTAL INTEREST BEARING LIABILITIES	$1,156	$2,590	$3,746

NET CHANGE IN NET INTEREST INCOME	$ 869	$ (524)	$ 345

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

The Bank’s non-performing loans remained at low levels at quarter-end, representing $872 or 0.15% of total loans, compared with $628 and $745, or 0.11% and 0.14% of total loans at December 31 and September 30, 2006, respectively. The allowance expressed as a percentage of non-performing loans stood at 531% at September 30, 2007, compared with 721% and 617% at December 31 and September 30, 2006, respectively.

The Bank’s loan loss experience continued at low levels during the first nine months of 2007, with net charge-offs amounting to $142, or annualized net charge-offs to average loans outstanding of 0.03%, compared with $178 and 0.04% during the same period in 2006.

For the three and nine months ended September 30, 2007, the Bank recorded provisions for loan losses of $214 and $247, compared with $81 and $124 during the same periods in 2006. The increases in the provision for loan losses principally reflected growth in the Bank’s commercial loan portfolio.

Refer below to Item 2 of this Part I, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the three and nine months ended September 30, 2007, total non-interest income amounted to $2,263 and $4,299, compared with $2,199 and $5,328 during the same periods in 2006, representing an increase of $64 or 2.9% and a decline of $1,029 or 19.3%, respectively.

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

For the three and nine months ended September 30, 2007, income from trust and other financial services amounted to $564 and $1,747 compared with $486 and $1,558 during the same periods in 2006, representing increases of $78 and $189, or 16.0% and 12.1%, respectively. The increases in fee income were driven by trust and investment management services, principally reflecting growth in assets under management.

At September 30, 2007, total managed assets at Bar Harbor Trust Services, a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $278,112 compared with $252,057 and $237,657 at December 31 and September 30, 2006, representing increases of $26,055 and $40,455, or 10.3% and 17.0%, respectively.

Service Charges on Deposits: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees.

For the three and nine months ended September 30, 2007, income generated from service charges on deposit accounts totaled $454 and $1,242, compared with $440 and $1,188 during the same periods in 2006, representing increases of $14 and $54, or 3.2% and 4.5%, respectively. The increases in service charges on deposit accounts were principally attributed to the continued growth of the Bank’s retail, non-maturity deposit account base.

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

For the three and nine months ended September 30, 2007, credit and debit card service charges and fees amounted to $871 and $1,579 compared with $776 and $1,399 during the same periods in 2006, representing increases of $95 and $180, or 12.2% and 12.9%, respectively.

The increases in credit and debit card service charges and fees were principally attributed to an increase in debit card fees, reflecting the ongoing growth in the Bank’s deposit accounts base, combined with the introduction of a new deposit product that offers rewards for debit card transactions. Merchant credit card processing fees also posted an increase, reflecting higher merchant credit card processing volumes, compared with the three and nine months ended September 30, 2006. The increase in credit and debit card processing revenue was greater than the increase in credit and debit card processing expense, which is included in non-interest expense in the Company’s consolidated statements of income.

Net Securities Gains (Losses): For the three months ended September 30, 2007, net realized gains on the sale of securities amounted to $231 compared with $357 during the same quarter in 2006, representing a decline of $126, or 35.3%. For the nine months ended September 30, 2007, net securities losses amounted to $671, compared with securities gains of $667 during the same period in 2006, representing a decline of $1,338, or 200.6%.

In April 2007, the Company’s Board of Directors approved the restructuring of a portion of the Bank’s securities portfolio through the sale of $43,337 of its aggregate $227,473 available for sale securities, the proceeds from which were initially used to pay down short-term borrowings. Since the Company no longer had the intent to hold these securities until a recovery of their amortized cost, which may be at maturity, the Company recorded an adjustment to write down these securities to fair value at March 31, 2007, resulting in a pre-tax impairment loss of $1,162 included in first quarter 2007 earnings as a reduction of non-interest income. The Company’s primary objectives were to improve future period earnings and provide a means to more effectively respond to current and future yield curve environments.

The $671 in net securities losses recorded during the nine months ended September 30, 2007 were comprised of securities impairment losses of $1,162 and realized losses of $150 on the sale of securities, offset in part by realized gains of on the sale of securities amounting to $641.

Other Operating Income: For the three and nine months ended September 30, 2007, total other operating income amounted to $86 and $240, compared with $79 and $345 for the same periods in 2006, representing an increase of $7 or 8.9% and a decline of $105 or 30.4%, respectively.

The decline in other operating income for the nine months ended September 30, 2007 compared with the same period in 2006 was attributed to a $150 gain on the sale of a parcel of Bank-owned real estate adjacent to the Bank’s Southwest Harbor, Maine branch office, recorded during the first quarter of 2006.

Non-interest Expense

For the three and nine months ended September 30, 2007, total non-interest expenses amounted to $4,796 and $13,146, compared with $4,857 and $14,192 for the same periods in 2006, representing declines of $61 and $1,046, or 1.3% and 7.4%, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three and nine months ended September 30, 2007, salaries and employee benefit expenses amounted to $2,386 and $6,885, compared with $2,360 and $7,077 during the same periods in 2006, representing an increase of $26 or 1.1% and a decline of $192 or 2.7%, respectively.

The decline in salaries and employee benefit expenses for the nine months ended September 30, 2007 compared with the same period in 2006 was attributed to a variety of factors including: changes in overall staffing levels and mix, changes to certain employee benefit programs; and lower levels of incentive compensation.

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

Occupancy Expenses: For the three and nine months ended September 30, 2007, total occupancy expenses amounted to $294 and $987, compared with $329 and $978 for the same periods in 2006, representing a decline of $35 or 10.6% and an increase of $9 or 0.9%, respectively.

The decline in occupancy expenses for the three months ended September 30, 2007 compared with the same quarter last year was principally attributed to small declines in a variety of expense categories including utilities, grounds keeping and real estate taxes.

Furniture and Equipment Expenses: For the three and nine months ended September 30, 2007, furniture and equipment expenses amounted to $396 and $1,284, compared with $456 and $1,378 for the same periods in 2006, representing declines of $60 and $94, or 13.2% and 6.8%, respectively. The declines in furniture and equipment expenses were attributed to declines in a variety of expense categories including depreciation expense, maintenance contracts, miscellaneous equipment purchases and personal property taxes. The declines also reflect certain expenses associated with the Bank’s major renovation and opening of a new branch office in the community of Somesville, Maine during 2006.

Credit and Debit Card Expenses: For the three and nine months ended September 30, 2007, credit and debit card expenses amounted to $621 and $1,079, compared with $577 and $993 for the same periods in 2006, representing increases of $44 and $86, or 7.6% and 8.7%, respectively.

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

The increases in credit and debit card expenses were principally attributed to increases in the volume of debit card transactions, reflecting the growth of the Bank’s retail checking account base and the introduction of a new deposit product that provides customer rewards for debit card activity. Merchant credit card processing fees were also moderately higher, principally reflecting higher merchant credit card processing volumes compared with the same periods in 2006. The increases in credit and debit card expenses were less than the increases in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

Other Operating Expenses: For the three and nine months ended September 30, 2007, other operating expenses amounted to $1,099 and $3,743, compared with $1,135 and $3,766 for the same periods in 2006, representing declines of $36 and $23, or 3.2% and 0.6%, respectively.

The declines in other operating expenses were principally attributed to declines in marketing, training and software depreciation expenses, offset in part by moderate increases in a variety of other expense categories including charitable contributions, telecommunications and insurance.

Income Taxes

For the three and nine months ended September 30, 2007, total income taxes amounted to $1,019 and $2,332, compared with $845 and $2,142 for the same periods in 2006, representing increases of $174 and $190, or 20.2% and 8.9%, respectively.

The Company's effective tax rates for the three and nine months ended September 30, 2007 amounted to 32.2% and 30.3%, compared with 30.1% and 29.3% for the same periods in 2006, respectively. The income tax provisions for these periods are less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at September 30, 2007, represented 65.9% and 28.5% of total assets, compared with 67.3% and 25.9% at December 31, 2006, respectively.

At September 30, 2007, total assets amounted to $858,755 compared with $824,877 and $795,379 at December 31 and September 30, 2006, representing increases of $33,878 and $63,376, or 4.1% and 8.0%, respectively.

Securities

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

Securities available for sale represented 100% of total investment securities at September 30, 2007 and 2006. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity.

For the nine months ended September 30, 2007, the securities portfolio represented 28.7% of the Company’s average earning assets and generated 25.2% of total tax-equivalent interest and dividend income, compared with 27.0% and 22.8% for the same period in 2006, respectively.

At September 30, 2007, total securities amounted to $244,457, compared with $213,252 and $197,884 at December 31 and September 30, 2006, representing increases of $31,205 and $46,573, or 14.6% and 23.5%, respectively.

In the second quarter of 2007, the Bank completed the restructuring of a portion of its securities portfolio, selling a total of $46,170 in securities with below market yields while paying down short-term borrowings. During the later part of the second quarter, market yields climbed to a five-year high, with the benchmark 10-year U.S. Treasury advancing from 4.63% in mid May to 5.30% in mid June. The strong increase in market yields presented opportunities for replacing the securities sold, increasing the Bank’s earning assets, and generating higher levels of net interest income.

Impaired Securities: The securities portfolio contains certain investments where amortized cost exceeds fair market value, which at September 30, 2007 amounted to an unrealized loss of $1,536 compared with $2,635 at December 31, 2006. At September 30, 2007, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $780 or 1.5 % of their amortized cost, compared with $2,418 or 2.4% at December 31, 2006, respectively. The decline in unrealized losses principally reflected the favorable impact of the securities portfolio restructuring in the second quarter of 2007, combined with lower interest rates and market yields at September 30, 2007 compared with December 31, 2006.

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

Management believes the unrealized losses in the securities portfolio at September 30, 2007 were attributed to interest rate increases, and reflected the volatile movements in the U.S. Treasury curve over the past few years. Specifically, certain debt securities were purchased in an interest rate environment lower than that prevailing at September 30, 2007. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2007.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	September 30, 2007	December 31, 2006	September 30, 2006

Commercial real estate mortgages	$173,326	$159,661	$154,027
Commercial and industrial loans	61,547	61,762	61,139
Agricultural and other loans to farmers	18,608	17,743	18,392
Total commercial loans	253,481	239,166	233,558

Residential real estate mortgages	250,822	253,640	250,950
Consumer loans	9,380	10,911	11,532
Home equity loans	46,472	45,156	45,484
Total consumer loans	306,674	309,707	307,966

Tax exempt loans	5,857	6,226	5,963
Total loans	566,012	555,099	547,487
Allowance for loan losses	(4,630)	(4,525)	(4,593)
Total loans, net of allowance for loan losses	$561,382	$550,574	$542,894

Total Loans: At September 30, 2007, total loans amounted to $566,012, compared with $555,099 and $547,487 at December 31, and September 30, 2006, representing increases of $10,913 and $18,525, or 2.0% and 3.4%, respectively.

At September 30, 2007, total commercial loans amounted to $253,481, compared with $239,166 and $233,558 at December 31 and September 30, 2006, representing increases of $14,315 and $19,923, or 6.0% and 8.5%, respectively. Bank management attributes the overall growth in commercial loans, in part, to an effective business banking team, a variety of new business development initiatives, focused incentive compensation plans, and a relatively stable local economy.

At September 30, 2007, total consumer loans, which principally consisted of consumer real estate (residential mortgage) loans, amounted to $306,674, compared with $309,707 and $307,966 at December 31 and September 30, 2006, representing a declines of $3,033 and $1,292 or 1.0% and 0.4%, respectively. Principally reflecting a softening real estate market, consumer real estate loan originations started slowing in the later part of 2006 and this trend continued during the nine months ended September 30, 2007. During 2007, the Bank’s residential mortgage loan origination activity replaced a significant amount of principal cash flows from the consumer real estate portfolio, which increased the overall portfolio yield given the 2007 interest rate environment.

At September 30, 2007, consumer and commercial loans secured by real estate comprised 86.5% of the loan portfolio, compared with 86.5% and 85.1% at December 31 and September 30, 2006, respectively. Over the past few years, the strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank’s market area. However, in the latter part of 2006 and continuing into the first nine months of 2007, this trend began to soften. Recognizing the impact a softening real estate market may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. There was no significant deterioration in the performance or risk characteristics of the real estate loan portfolios through the reporting period.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2006 and this continued to be the case during the nine months ended September 30, 2007. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	September 30, 2007	December 31, 2006	September 30, 2006

Loans accounted for on a non-accrual basis:
Real estate loans:
Residential mortgage	$ 67	$111	$242
Loans to finance agricultural production and other loans to farmers	59	41	43
Commercial and industrial loans	653	415	434
Loans to individuals for household, family, and other personal expenditures	6	3	6
Total non-accrual loans	785	570	725
Accruing loans contractually past due 90 days or more	87	58	20
Total non-performing loans	$872	$628	$745

Allowance for loan losses to non-performing loans	531%	721%	617%
Non-performing loans to total loans	0.15%	0.11%	0.14%
Allowance to total loans	0.82%	0.82%	0.84%

During the quarter ended September 30, 2007, the Bank’s non-performing loans remained at low levels. The Bank attributes this to mature credit administration processes and underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed assets department, providing timely and effective collection efforts for problem loans.

At September 30, 2007, total non-performing loans amounted to $872, or 0.15% of total loans, compared with $628 or 0.11% at December 31, 2006, and $745 or 0.14% at September 30, 2006.

While the level of non-performing loan ratios continued to reflect the favorable quality of the loan portfolio at September 30, 2007, Bank management is cognizant of relatively softening economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by changing economic conditions, such as the impact of those conditions on the Bank's customers, including higher interest rates and debt service levels, oil and gas prices, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Other Real Estate Owned: When the Bank takes ownership of collateral property upon foreclosure of a real estate secured loan, the property is transferred from the loan portfolio to Other Real Estate Owned ("OREO") at its fair value. If the loan balance is higher than the fair value of the property, the difference is charged to the allowance for loan losses at the time of the transfer. OREO is classified on the consolidated balance sheet with other assets. At September 30, 2007, there was no OREO, unchanged from December 31 and September 30, 2006.

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

Specific reserves for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $712 as of September 30, 2007, compared with $456 and $477 as of December 31 and September 30, 2006, respectively. The related allowance for loan losses on these impaired loans amounted to $159 as of September 30, 2007, compared with $130 and $156 at December 31 and September 30, 2006, respectively.

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

The Bank’s loan loss experience remained at low levels during the nine months ended September 30, 2007, with net loan charge-offs amounting to $142, or annualized net charge-offs to average loans outstanding of 0.03%, compared with $178 or annualized net charge-offs to average loans outstanding of 0.04% during the same period in 2006.

There were no material changes in loan concentrations during the nine months ended September 30, 2007.

The following table details changes in the allowance and summarizes loan loss experience by loan type for the nine-month periods ended September 30, 2007 and 2006.

ALLOWANCE FOR LOAN LOSSES
NINE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006

	2007	2006

Balance at beginning of period	$ 4,525	$ 4,647
Charge-offs:
Commercial, financial, agricultural, other loans to farmers	80	12
Real estate:
Mortgage	41	193
Installments and other loans to individuals	73	61
Total charge-offs	194	266

Recoveries:
Commercial, finance agricultural, other loans to farmers	24	3
Real estate:
Mortgage	---	40
Installments and other loans to individuals	28	45
Total recoveries	52	88

Net charge-offs	142	178
Provision charged to operations	247	124

Balance at end of period	$ 4,630	$ 4,593

Average loans outstanding during period	$554,522	$533,954

Annualized net charge-offs to average loans outstanding	0.034%	0.044%

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at September 30, 2007, to be appropriate for the risks inherent in the loan portfolio and resident in the local and regional economy as of that date.

Deposits

During the three and nine months ended September 30, 2007, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At September 30, 2007, total deposits amounted to $526,862, compared with $496,319 and $514,381 at December 31 and September 30, 2006, representing increases of $30,543 and $12,481, or 6.2% and 2.4%, respectively.

Deposit growth was principally attributed to certificates of deposit obtained from the national market ("brokered deposits"), which at September 30, 2007 totaled $123,684, compared with $82,361 and $85,926 at December 31 and September 30, 2006, representing increases of $41,323 and $37,758, or 50.2% and 43.9%, respectively. The increases in brokered deposits were principally used to help fund the Bank’s earning asset growth, as well as replacing retail deposit declines.

At September 30, 2007, retail deposits totaled $403,178, representing declines of $10,780 and $25,277, or 2.6% and 5.9%, compared with December 31 and September 30, 2006, respectively. The declines in retail deposits were principally attributed to declines in money market accounts offered to clients of Bar Harbor Trust Services, a Maine chartered non-depository trust company subsidiary of the Bank, reflecting a reallocation of cash within certain managed asset portfolios. Comparing September 30, 2007, with December 31 and September 30, 2006, these money market deposits accounted for $30,793 and $33,134 of the overall retail deposit declines, respectively.

Excluding the deposit accounts offered to clients of Bar Harbor Trust Services, at September 30, 2007 total retail deposits were showing increases of $20,013 and $7,857, or 5.3% and 2.0%, compared with December 31 and September 30, 2006, respectively.

In general, without considering the declines in money market accounts offered to clients of Bar Harbor Trust Services, the Bank’s retail deposit growth has moderately lagged historical norms. Management believes that competition from banks and non-banks has intensified, as savers and investors seek higher returns, and that financial institutions in particular have been aggressively pricing their deposits in order to fund earning asset growth. Management also believes that during the three and nine months ended September 30, 2007 investors have been reallocating a portion of their cash positions, believing the equity markets became more attractive from a total return perspective.

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

At September 30, 2007, total borrowings amounted to $262,679, compared with $260,712 and $215,178 at December 31 and September 30, 2006, representing increases of $1,967 and $47,501, or 0.8% and 22.1%, respectively. The increase in borrowings compared with September 30, 2006 was principally utilized to help support the growth of the Bank’s securities portfolio. The relatively small increase compared with December 31, 2006 reflects the seasonality of the Bank’s retail deposit base as described above.

While total borrowings were showing a small increase compared with December 31, 2006, long-term borrowings increased $29,541, while short-term borrowings declined $27,571. The moderate shift to long-term borrowings principally reflects management’s strategy for lessening the Bank’s risk to rising interest rates.

At September 30, 2007, total borrowings expressed as a percent of total assets amounted to 30.6%, compared with 31.6% and 27.1% at December 31 and September 30, 2006, respectively.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the third quarter of 2007 the Company maintained its strong capital position and continued to be a "well capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of September 30, 2007, the Company and the Bank were considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at September 30, 2007 and December 31, 2006, under the rules applicable at that date.

	September 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$65,948	11.95%	$63,325	11.65%
Regulatory Requirement	44,156	8.00%	43,491	8.00%
Excess over "adequately capitalized"	$21,792	3.95%	$19,834	3.65%

Tier 1 Capital to Risk Weighted Assets	$61,318	11.11%	$58,800	10.82%
Regulatory Requirement	22,078	4.00%	21,745	4.00%
Excess over "adequately capitalized"	$39,240	7.11%	$37,055	6.82%

Tier 1 Capital to Average Assets	$61,318	7.21%	$58,800	7.34%
Regulatory Requirement	34,026	4.00%	32,040	4.00%
Excess over "adequately capitalized"	$27,292	3.21%	$26,760	3.34%

The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $2,161 and $2,060 during the nine months ended September 30, 2007 and 2006, at a rate of $0.710 and $0.675 per share, respectively.

In March 2004, the Company announced a second stock repurchase plan. The Board of Directors of the Company authorized open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and continued through December 31, 2006. The Company’s Board of Directors subsequently authorized the continuance of this stock repurchase plan through December 31, 2007. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice. As of September 30, 2007, the Company had repurchased 180,949 shares of stock under this plan, or 58.4% of the total authorized, at a total cost of $5,155 and an average price of $28.49 per share. The Company records the repurchased shares as treasury stock.

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

The following table summarizes the Company’s contractual obligations at September 30, 2007. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Operating Leases	$ 287	$ 89	$ 141	$ 57	$ ---
Borrowings from Federal Home Loan Bank	240,207	125,200	50,583	48,424	16,000
Securities sold under agreements to repurchase	22,472	22,472	---	---	---
Total	$262,966	$147,761	$50,724	$48,481	$16,000

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated at their contractual final maturity dates in the above table. At September 30, 2007, the Bank had $81,500 in callable advances.

In the normal course of its banking and financial services business, and in connection with providing products and services to its customers, the Company has entered into a variety of traditional third party contracts for support services. Examples of such contractual agreements would include services providing ATM, Visa debit and credit card processing, trust services accounting support, check printing, statement rendering and the leasing of T-1 telecommunication lines supporting the Company’s wide area technology network.

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

At September 30, 2007, commitments under existing standby letters of credit totaled $306, compared with $442 at both December 31 and September 30, 2006. The fair values of the standby letters of credit were not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit as of the dates shown:

(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006

Commitments to originate loans	$ 40,024	$ 13,340	$ 30,670
Unused lines of credit	81,762	81,800	80,454
Un-advanced portions of construction loans	10,893	7,638	8,363
Total	$132,679	$102,778	$119,487

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

At September 30, 2007, the Bank had three outstanding derivative instruments with notional amounts totaling $40,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of September 30, 2007 are summarized below. Also refer to Note 6 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

INTEREST RATE SWAP AGREEMENT

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (7.75%)

The interest rate swap agreement was designated as cash flow hedges in accordance with SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:   Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans."

The Company is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon an interest rate of 6.25% over the term of the agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreement outstanding at September 30, 2007, based upon the then current Prime interest rate of 7.75%.

	Total	Less Than 1 Year	>1-3 Years

Fixed payments due from counter-party	$ 825	$627	$198
Variable payments due to counter-party based on prime rate	1,023	777	246
Net cash flow	($ 198)	($150)	($ 48)

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid

$20,000	08/01/10	6.00%	$186
$10,000	11/01/10	6.50%	$ 69

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At September 30, 2007, liquidity, as measured by the basic surplus/deficit model, was 10.4% over the 30-day horizon and 9.3% over the 90-day horizon.

At September 30, 2007, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $65,000. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2007, over one and two-year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
SEPTEMBER 30, 2007

(Dollars in thousands)	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short Term Rates

Year 1
Net interest income change ($)	$1,015	($1,862)	$1,700
Net interest income change (%)	4.01%	(7.36%)	6.72%

Year 2
Net interest income change vs. year one base ($)	$1,515	($3,244)	$5,017
Net interest income change vs. year one base (%)	5.99%	(12.83%)	19.84%

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

 During the third quarter of 2007, the financial markets experienced significant volatility resulting from the continued fallout of sub-prime lending and the global liquidity crises. The Federal Reserve responded by lowering the targeted federal funds rate by 50 basis points in late September, which was intended to offer some relief to financial institutions and forestall a potentially weakening economy. Despite the decline in the Fed Funds rate, at September 30, 2007, the U.S. Treasury yield curve (the "yield curve") remained relatively flat, with the two and ten-year U.S. Treasury notes closing at 4.97% and 5.13%, respectively. Given this atypical shape of the yield curve, interest rate risk sensitivity modeling is more challenging than would traditionally be the case. Traditional modeling of parallel movements in the September 30, 2007 yield curve would suggest that it would remain relatively flat in either an increasing or declining interest rate environment, a scenario management believes is not likely and one that has historically not occurred. These challenges are discussed in the following discussion and analysis covering the Bank’s interest rate risk sensitivity.

Assuming interest rates remain at their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will trend upward over the one and two-year horizons. The upward trend principally results from the downward re-pricing of a large portion of the Bank’s short term funding base in response to the 50 basis point reduction in the Fed Funds rate. The upward trend also reflects the re-investment of securities and loan cash flows into higher current interest rate levels, with loans continuing to "index up" in response to past interest rate movements. Management anticipates that only moderate earning asset growth would be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming short-term and long-term interest rates decline from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will increase over the one and two-year horizons. The interest rate sensitivity simulation model suggests that funding cost reductions will outpace falling asset yields, favorably impacting net interest income. Management anticipates that a parallel decline in interest rates will meaningfully increase the Bank’s current level of net interest income without the benefit of earning asset growth.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. In view of the relatively flat yield curve at September 30, 2007 combined with the prospect of further interest rate reductions by the Federal Reserve, management modeled alternative future interest rate scenarios and the anticipated impact on net interest income. Assuming the Bank’s balance sheet structure and size remain at current levels, with the short-term Federal Funds interest rate declining 200 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will significantly improve over the twelve-month horizon and continue to strengthen over the twenty-four month horizon. The model indicates that funding costs will show meaningful declines while loan and securities cash flows will be reinvested into higher yielding earning assets. Management believes this scenario is more likely than a parallel 200 basis point decline in short and long-term interest rates, given the current shape of the yield curve. Management also believes this scenario will significantly increase net interest income without the benefit of earning asset growth.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points, and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will post significant declines over the twelve and twenty four month horizons, and then begin a steady recovery. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price more quickly than its earning asset portfolios, causing a sharp decline in net interest income. As funding costs begin to stabilize in the second year of the simulation, the earning asset portfolios continue to re-price at prevailing interest rate levels and cash flows from earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and improving levels of net interest income. Management believes that strong earning asset growth will be necessary to maintain the current level of net interest income should short and long-term interest rates rise in parallel. Management believes this is a scenario that is less likely to occur, given that the yield curve would have to remain relatively flat over the one and two-year horizons, a phenomenon that has historically not occurred. Management also believes that, based on a variety of current economic indicators, it is not likely the Federal Reserve will increase short-term interest rates any time in the near future.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2007	3,904	$31.08	3,904	146,925
August 1-31, 2007	3,442	$29.08	3,442	143,483
September 1-30, 2007	14,432	$30.70	14,432	129,051

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
BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: November 9, 2007	Joseph M. Murphy
Chief Executive Officer

/s/Gerald Shencavitz

Date: November 9, 2007	Gerald Shencavitz
Chief Financial Officer