Form 10-K
period 2007-12-31
BAR HARBOR BANKSHARES
filed 2008-03-17
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 0-13666
BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification No.)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $2.00 par value per share	American Stock Exchange

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ____  NO   x
            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: YES ____ NO   x
            Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES   x  NO ___
            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___
            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ____ Accelerated filer   x  Non-accelerated filer (do not check if a smaller reporting company) ____  Smaller reporting company ____
            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ____NO   x
            As of June 30, 2007, the aggregate market value of the 2,990,774 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the approximately 53,064 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $94,801,037. This aggregate market value is based on the last sale price of $31.70 per share of the Registrant’s Common Stock on June 30, 2007, as reported in The Wall Street Journal on July 2, 2007. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an affirmation of such status.
            Number of shares of Common Stock par value $2.00 outstanding as of March 3, 2008: 2,978,491

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS DISCLAIMER

Certain statements, as well as certain other discussions contained in this Annual Report on Form 10-K, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by the use of words like "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

Investors are cautioned that forward-looking statements are inherently uncertain. Forward-looking statements include, but are not limited to, those made in connection with estimates with respect to the future results of operations, financial condition, and the business of Bar Harbor Bankshares (the "Company") which are subject to change based on the impact of various factors that could cause actual results to differ materially from those projected or suggested due to certain risks and uncertainties. Those factors include but are not limited to:

(i)

The Company's success is dependent to a significant extent upon general economic conditions in Maine, and Maine's ability to attract new business, as well as factors that affect tourism, a major source of economic activity in the Company’s immediate market areas;

(ii)

The Company's earnings depend to a great extent on the level of net interest income (the difference between interest income earned on loans and securities and the interest expense paid on deposits and borrowings) generated by the Company’s wholly owned banking subsidiary, Bar Harbor Bank & Trust, (the "Bank"), and thus the Company’s results of operations may be adversely affected by increases or decreases in interest rates;

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	6

	Organization	6
	Bar Harbor Bank & Trust	6
	Bar Harbor Trust Services	8
	Competition	8
	Management and Employees	9
	Supervision and Regulation	9
	Financial Information About Industry Segments	17
	Availability of Information – Company Website	17

ITEM 1A	RISK FACTORS	17

ITEM 1B	UNRESOLVED STAFF COMMENTS	22

ITEM 2	PROPERTIES	22

ITEM 3	LEGAL PROCEEDINGS	23

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	24

	Quarterly Stock Prices	24
	Dividends Paid to Shareholders	25
	Stock Repurchase Plan	25
	Incentive Stock Option Plan	26
	Transfer Agent Services	26

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	26

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

	Executive Overview	27
	Application of Critical Accounting Policies	32
	Financial Condition	33
	Results of Operations	57

ITEM 7A	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	72

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	78

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	113

ITEM 9A	CONTROLS AND PROCEDURES	114

ITEM 9B	OTHER INFORMATION	116

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT	116

ITEM 11	EXECUTIVE COMPENSATION	116

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	117

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	117

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	117

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	117

	SIGNATURES	120

PART I

ITEM 1. BUSINESS

Organization

Bar Harbor Bankshares (the "Company") was incorporated January 19, 1984. As of March 3, 2008, the Company’s securities consisted of one class of common stock, par value of $2.00 per share, of which there were 2,978,491 shares outstanding held of record by approximately 1,011 shareholders. The Company has one, wholly owned first tier operating subsidiary, Bar Harbor Bank & Trust (the "Bank"), a community bank, which offers a wide range of deposit, loan, and related banking products, as well as brokerage services provided through a third-party brokerage arrangement. In addition, the Company offers trust and investment management services through its second tier subsidiary, Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company. These products and services are offered to individuals, businesses, not-for-profit organizations and municipalities.

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

The Bank has twelve (12) branch offices located throughout downeast and midcoast Maine, including its principal office located at 82 Main Street, Bar Harbor. The Bank’s offices are located in Hancock, Washington, and Knox Counties, representing the Bank’s principal market areas. The Hancock County offices, in addition to Bar Harbor, are located in Blue Hill, Deer Isle, Ellsworth, Northeast Harbor, Somesville, Southwest Harbor, and Winter Harbor. The Washington County offices are located in Milbridge, Machias, and Lubec. The Knox County office is located in Rockland. The Bank delivers its operations and technology support services from its operations center located in Ellsworth, Maine.

The Bank is a retail bank serving individual and business customers, retail establishments and restaurants, seasonal lodging, and a large contingent of retirees. As a coastal bank, it serves the tourism, hospitality, lobstering, fishing, boat building and marine services industries. It also serves Maine’s wild blueberry industry through its Hancock and Washington County offices. The Bank operates in a competitive market that includes other community banks, savings institutions, credit unions, and branch offices of statewide and interstate bank holding companies located in the Bank’s market area. The Bank continues to be one of the larger independent commercial banks in the state of Maine.

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

Retail Products and Services: The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and borrowing needs of its retail customers. The Bank’s retail deposit products and services include checking accounts, interest bearing NOW accounts, money market accounts, savings accounts, club accounts, short-term and long-term certificates of deposit, Health Savings Accounts, and Individual Retirement Accounts. Credit products and services include home mortgages, residential construction loans, home equity loans and lines of credit, student loans, credit cards, installment loans, and overdraft protection services. The Bank provides secured and unsecured installment loans for new or used automobiles, boats, recreational vehicles, mobile homes and other personal needs. The Bank also offers other customary products and services such as safe deposit box rentals, wire transfers, check collection services, foreign currency exchange, money orders, and U.S. Savings Bonds.

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

Electronic Banking Services: The Bank continues to offer free Internet banking services, including free check images and electronic bill payment, through its dedicated website at www.BHBT.com. Additionally, the Bank offers TeleDirect, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the Bank’s twelve (12) branch locations, as well as three machines in non-Bank locations. These ATMs access major networks throughout the United States, including Plus, NYCE, and other major ATM and credit card companies. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to 224 ATMs throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

Commercial Products and Services: The Bank serves the small business market throughout downeast and midcoast Maine. It offers business loans to individuals, partnerships, corporations, and other business entities for capital construction, real estate and equipment financing, working capital, real estate development, and a broad range of other business purposes. Business loans are provided primarily to organizations and sole proprietors in the tourism, hospitality, healthcare, blueberry, boatbuilding, and fishing industries, as well as to other small and mid-size businesses associated with coastal communities. Certain larger loans, which exceed the Bank’s lending limits, are written on a participation basis with other financial institutions, whereby the Bank retains only such portions of those loans that are within its lending limits and credit risk tolerances.

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

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2007, Trust Services served 760 client accounts, with assets under management and held in custody amounting to $278 million and $23 million, respectively.

Competition

The Company competes principally in downeast and midcoast Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be in Hancock, Knox, and Washington counties, each in the state of Maine. According to the most recent Census Bureau Report (2006), the population of these three counties is 53,797, 41,096 and 33,288 respectively, representing a combined population of approximately 128,181. Their economies are based primarily on tourism, healthcare, fishing, aquaculture, agriculture, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

Like most financial institutions in the United States, the Company competes with an ever-increasing array of financial service providers. As the national economy moves further towards a concentration of service companies, competitive pressures will mount.

As a bank holding company and state-chartered commercial financial institution, respectively, the Company and the Bank are subject to extensive regulation and supervision, including, in many cases, regulations that limit the type and scope of their activities. The non-bank financial service providers that compete with the Company and the Bank may not be subject to such extensive regulation, supervision, and tax burden. Competition from nationwide banks, as well as local institutions, continues to be aggressive.

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

Management and Employees

The Company has two principal officers: Joseph M. Murphy, President and Chief Executive Officer, and Gerald Shencavitz, Executive Vice President, Chief Financial Officer and Treasurer.

Joseph M. Murphy also serves as President and Chief Executive Officer of the Bank. Gerald Shencavitz also serves as Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer of the Bank, and Chief Financial Officer of Trust Services. Other senior operating positions in the Company include a President of Trust Services, and Senior Vice Presidents in charge of retail banking, business banking, credit administration, operations, human resources and marketing.

As of December 31, 2007, the Bank employed 139 full-time equivalent employees, Trust Services employed 12 full-time equivalent employees, and the holding company employed 3 full-time employees, representing a full-time equivalent complement of 154 employees of the Company.

The Company maintains comprehensive employee benefit programs, which provide health, dental, long-term and short-term disability, and life insurance. All Company employees are eligible for participation in the Bar Harbor Bankshares 401(k) Plan provided they meet minimum age and service requirements. Certain officers and employees of the Company and its subsidiaries also participate in the Company’s 2000 Stock Option Plan and/or have incentive bonus compensation plans, deferred compensation arrangements, supplemental executive retirement agreements and change in control, confidentiality and non-compete agreements.

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

Under the BHC Act, the Company may not generally engage in activities or acquire more than 5% of any class of voting securities of any company engaged in activities other than banking or activities that are closely related to banking. However, a bank holding company that has elected to be treated as a "financial holding company" may engage in activities that are financial in nature or incidental or complementary to such financial activities, as determined by the FRB alone, or together with the Secretary of the Department of the Treasury. The Company has not elected financial holding company status. Under certain circumstances, the Company may be required to give notice to or seek approval of the FRB before engaging in activities other than banking. In addition, Maine law requires approval by the Superintendent prior to acquisition of more than 5% of the voting shares of a Maine financial institution or any financial institution holding company that controls a Maine financial institution. The Superintendent also must approve acquisition by a Maine financial institution holding company of more than 5% of a financial institution or financial institution holding company domiciled outside of the state of Maine.

Bank Holding Company Support of Subsidiary Banks: Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiaries and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of Federal Deposit Insurance Act, as amended, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default." The Company’s bank subsidiary, Bar Harbor Bank & Trust,  is an FDIC insured depository institution.

Regulatory Capital Requirements: The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company’s Tier 1 capital ratio as of December 31, 2007 was 10.76% and its total capital ratio was 11.59%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above 3%, banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. The Company’s leverage ratio as of December 31, 2007 was 7.10%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a bank generally shall be deemed to be:

  "well capitalized" if it has a total risk based capital ratio of 10.0% or greater, has a Tier I risk based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order or capital directive or prompt corrective action directive;
  "adequately capitalized" if it has a total risk based capital ratio of 8.0% or greater, a Tier I risk based capital ratio of 4.0% or more, and a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a "well capitalized bank;"
  "undercapitalized" if it has a total risk based capital ratio that is less than 8.0%, a Tier I risk based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances);
  "significantly undercapitalized" if it has a total risk based capital ratio that is less than 6.0%, a Tier I risk based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and
  "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Regulators also must take into consideration (1) concentrations of credit risk; (2) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Company, and any bank with significant trading activity, must incorporate a measure for market risk into their regulatory capital calculations. At December 31, 2007, and at the time of this report, the Company’s risk-based capital ratio and leverage ratio were well in excess of regulatory requirements, and its management expects these ratios to remain in excess of regulatory requirements. In addition, at December 31, 2007, and at the time of this report the Bank was well in excess of applicable FDIC requirements.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate FDIC regional director within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund.

Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, including for example, (i) restricting payment of capital distributions and management fees, (ii) requiring that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution’s assets and (v) requiring prior approval of certain expansion proposals.

In 2005, the federal banking agencies issued an advance notice of proposed rulemaking ("ANPR") concerning potential changes in the risk-based capital rules ("Basel 1-A") that are designed to apply to, and potentially reduce the risk capital requirements of bank holding companies, such as the Company, that are not among the 20 or so largest U.S. bank holding companies. In December 2006, the FDIC issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A (the "NPR"), which would allow banks and bank holding companies that are not among the 20 or so largest U.S. bank holding companies ("Core Banks") to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. In July 2007 an interagency press release stated that the federal banking agencies have agreed to issue a proposed rule that would provide non-core banks with the option to adopt an approach consistent with the standardized approach of Basel II. This proposal would replace Basel 1-A. In November 2007 the federal banking agencies implemented Basel II for the Core Banks, permitting only the advance approach. The final rule implementing Basel II reiterated that non-core banks would have the option to take the standardized approach and that it is the agencies intention to have the standardized proposal finalized before the Core Banks begin the first transitional floor period under Basel II. Accordingly, the Company is not yet in a position to determine the effect of such rules on its risk capital requirements.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Part II, Item 7, section entitled "Capital Resources" and from Part II, Item 8, Notes to Consolidated Financial Statements, Note 12 "Shareholders’ Equity," each in this Annual Report on Form 10-K for the year ended December 31, 2007

Transactions with Affiliates: Under Sections 23A and 23B of the FRA and Regulation W thereunder, there are various legal restrictions on the extent to which a bank holding company and its non-bank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with its FDIC-insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its non-depository institution affiliates are limited to the following amounts:

  in the case of one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and
  in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution.

"Covered transactions" are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994: Riegle-Neal permits adequately or well capitalized and adequately or well managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. However, as a bank holding company, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

Declaration of Dividends: The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The Company depends in part upon dividends received from its subsidiary banks to fund its activities, including the payment of dividends. As described below, the Federal Deposit Insurance Corporation ("FDIC") may also regulate the amount of dividends payable by the subsidiary banks. The inability of the banks to pay dividends may have an adverse effect on the Company.

Under current Maine corporation law, the directors of a corporation may make distributions (including declaration of a dividend) to its shareholders (subject to restriction by the articles of incorporation) unless, after giving effect to the distribution: (1) the corporation’s total assets would be less than its total liabilities, with liquidation preferences of any senior preferred shares treated as liabilities (the "balance sheet test"); or (2) the corporation would not be able to pay its debts as they become due in the usual course of business (the "equity solvency test"). In order for a distribution to be lawful under Maine corporate law, it must satisfy both the balance sheet test and equity solvency test. These limitations generally apply to investor owned Maine financial institutions and financial institution holding companies.

Limitations on Bank Dividends: The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

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

Community Reinvestment: The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance." Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. The Bank has achieved a rating of Satisfactory on their respective most recent examination. Maine also has enacted substantially similar community reinvestment requirements. The federal banking agencies adopted less burdensome CRA requirements, effective in 2006, for "intermediate – small banks," which are banks with $250 million or more, but less than $1 billion in total assets, (including the Bank) under which such banks are being or will be examined using only two tests, a Lending Test and a new Community Development Test, and will be relieved of certain data collection and reporting requirements.

Customer Information Security: The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers. These guidelines implement provisions of the Gramm-Leach-Bliley Act of 1999 ("GLBA"), which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose "sensitive information" has been compromised if unauthorized use of this information is "reasonably possible." A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches.

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

Identity Theft Red Flags: The federal banking agencies (the "Agencies") jointly issued final rules and guidelines in November 2007, implementing section 114 of the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") and final rules implementing section 315 of the FACT Act. The rules implementing section 114 require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (the "Program") to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the Agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of a Program that satisfies the requirements of the rules. The rules implementing section 114 also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the Agencies are issuing joint rules under section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy. The joint final rules and guidelines are effective January 1, 2008. The mandatory compliance date for this rule is November 1, 2008.

Fair Credit Reporting Affiliate Marketing Regulations: In November 2007, the federal banking agencies (the "Agencies") published final rules to implement the affiliate marketing provisions in section 214 of the FACT Act, which amends the Fair Credit Reporting Act. The final rules generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations. These rules are effective January 1, 2008. The mandatory compliance date for these rules is October 1, 2008.

Insurance of Accounts and FDIC Regulation: The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the "FDI Reform Act"). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the "DIF") that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks and savings associations, including the Bank, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to interest rate risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. For institutions that are in the lowest risk category, assessment rates will vary initially from five (5) to seven (7) basis points per $100 of insured deposits. The Federal Deposit Insurance Act ("FDIA") as amended by the FDI Reform Act requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the "DRR") for a particular year within a range of 1.15% to 1.50%. For 2007, the FDIC has set the initial DRR at 1.25%. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR.

In 2007, the Bank was classified in the lowest risk category with an insurance premium rate of $.05 per $100 of deposits. The Company cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above 2007 levels.

The FDI Reform Act required the FDIC to establish a one-time historical assessment credit that provides banks a credit that can be used to offset insurance assessments in 2007 and 2008. This one-time, historical assessment credit was established to benefit banks that had funded deposit insurance funds prior to December 31, 1996. This one-time, historical assessment credit is based upon the Bank’s insured deposits as of December 31, 1996. The Bank’s one-time, historical assessment credit was $344,785 when the credit was established in 2006. During 2007, the Bank utilized a portion of this credit to entirely offset $130,530 of Federal deposit insurance assessments. It is anticipated that the remaining credit of $214,244 will be completely used in 2008.

Regulatory Enforcement Authority: The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final enforcement actions by the federal banking agencies.

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

The Bank has adopted underwriting and credit monitoring policies and procedures, including the establishment and ongoing review of the allowance for loan losses and review of borrower financial statements and collateral appraisals, that management believes are appropriate to mitigate the risk of loss by assessing the likelihood of borrower non-performance and the value of available collateral. The Bank also manages credit risk by diversifying its loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors. However, such policies and procedures have limitations, including judgment errors in management’s risk analysis, and may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Bank’s loans are concentrated in certain areas of Maine and adverse economic conditions in those markets could adversely affect the Company’s operations.

The Company's success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies of downeast and midcoast Maine, the primary markets served by the Bank. The Bank is particularly exposed to real estate and economic factors in the downeast and midcoast areas of Maine, as virtually the entire loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of the Bank’s loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

The second half of 2007 was highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. These disruptions have been exacerbated by the continued decline of the real estate housing market along with significant mortgage loan related losses incurred by many lending institutions. The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and led to a significant credit and liquidity crisis during the second half of 2007. In addition, the significant decline in economic growth, both nationally and globally, during the fourth quarter of 2007 has led to a national economy bordering on recession. The Bank is not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the real estate market. While the Bank’s loan portfolio has not shown significant signs of credit quality deterioration, no assurance can be given that these conditions will continue. An economic downturn in the markets served by the Bank, or the nation as a whole, could negatively impact household and corporate incomes. This impact could lead to decreased loan demand and increase the number of borrowers who fail to pay the Bank interest or principal on their loans, and accordingly, could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

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

The Company’s information technology systems may be vulnerable to attack or other technological failures, exposing the Company to significant loss.

The Company depends upon data processing software, communication and information exchange on a variety of computing platforms and networks including the Internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to electronic attack or other technological difficulties or failures. The Company also relies on the services of a variety of third party vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers, suffer loss of business and suffer loss of reputation in its marketplace. Any of these results could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

No assurance can be given that the Company will continue to be able to compete effectively with other financial institutions in the future. Furthermore, developments increasing the nature or level of competition could have a material adverse affect on the Company’s business, financial condition, results of operations, or liquidity. For further information on competition, refer to Part I, Item 1, "Competition" and "Supervision and Regulation."

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

In the event the Bank forecloses on a defaulted commercial or residential mortgage loan to recover its investment, it may be subject to environmental liabilities in connection with the underlying real property, which could significantly exceed the value of the real property. Although the Bank exercises due diligence to discover potential environmental liabilities prior to acquiring any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during its ownership or after a sale to a third party. There can be no assurance that the Bank would not incur full recourse liability for the entire cost of any removal and cleanup on an acquired property, that the cost of removal and cleanup would not exceed the value of the property, or that it could recover any of the costs from any third party. Losses arising from environmental liabilities could have a material adverse impact on the Company’s business, financial condition, results of operations, or liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The thirteen (13) parcels of real estate owned and utilized by the Company for its operations are described below:

1. The principal office of the Bank is located at 82 Main Street, Bar Harbor, Maine, and includes a building, which houses its banking facilities and corporate offices. The building was renovated in 1998.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders in the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the American Stock Exchange ("AMEX") under the trading symbol BHB. The following table sets forth the market prices per share of BHB Common Stock as reported by AMEX.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low

2007	$33.25	$30.50	$32.70	$29.55	$31.94	$28.00	$32.77	$30.00
2006	$31.59	$25.90	$31.70	$28.22	$30.24	$28.00	$32.25	$28.08

As of March 3, 2008, there were 1,011 registered holders of record of Bar Harbor Bankshares Common Stock.

The following graph illustrates the estimated yearly percentage change in the Company's cumulative total stockholder return on its Common Stock for each of the last five years. Total stockholder return is computed by taking the difference between the ending price of the Common Stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the Common Stock at the end of the previous year. For purposes of comparison, the graph also illustrates comparable stockholder return of AMEX listed banks as a group as measured by the AMEX Market Index and the peer group index as defined by AMEX. The graph assumes a $100 investment on December 31, 2001 in the common stock of each of the Company, the AMEX peer group banks and the AMEX Market Index as a group and measures the amount by which the market value of each, assuming reinvestment of dividends, has increased as of December 31 of each calendar year since the base measurement point of December 31, 2002.

(GRAPH)

Market values are based on information obtained from the American Stock Exchange.

	12/02	12/03	12/04	12/05	12/06	12/07

Bar Harbor Bankshares	100.00	144.96	160.38	150.17	186.92	190.64
AMEX Composite	100.00	143.18	175.20	215.26	257.04	299.37
AMEX Banks & Financial Services	100.00	124.57	146.21	131.28	143.54	133.85

Dividends paid by the Company in 2007 and 2006 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2007	$0.235	$0.235	$0.240	$0.245	$0.955
2006	$0.220	$0.225	$0.230	$0.230	$0.905

During 2007, the Company declared and distributed cash dividends in the aggregate amount of $2,899, compared with $2,761 in 2006. The Company’s 2007 dividend payout ratio amounted to 40.5%, compared with 40.1% in 2006. The total dividends paid in 2007 amounted to $0.955 per common share of stock, compared with $0.905 in 2006, representing an increase of $0.05, or 5.5%.

In the first quarter of 2008, the Company increased its quarterly cash dividend by $0.005 to $0.25 per common share, representing an increase of $0.015 or 6.4% compared with the dividend paid for the same quarter in 2007. The dividend will be paid March 15, 2008 to shareholders of record as of the close of business on February 15, 2008.

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

Stock Repurchase Plan

In February 2004, the Company's Board of Directors approved a program to repurchase up to 10% of the Company's outstanding shares of common stock, or approximately 310,000 shares. Purchases began March 4, 2004 and continued through December 2007. In December 2007, the Company announced continuation of this plan through December 31, 2008. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice and may be made in the open market or through privately negotiated transactions.

The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Sec. 240.10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2007	4,097	$31.98	4,097	124,954
November 1 - 30, 2007	14,833	$31.39	14,833	110,121
December 1 - 31, 2007	11,722	$31.46	11,722	98,399

Incentive Stock Option Plan

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000, which is described more fully in Part II, Item 8, Note 13 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

The following table provides information as of December 31, 2007 with respect to the shares of Common Stock that may be issued under the Company's Incentive Stock Option Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights, net of forfeits and exercised shares (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for issuance under equity compensation (excluding securities referenced in column (a) (c)

Equity compensation plans approved by security holders	275,353	$21.51	46,773
Equity compensation plans not approved by security holders	---	N/A	---

Total	275,353	$21.51	46,773

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

FIVE-YEAR SUMMARY OF FINANCIAL DATA
At or For the Years Ended December 31,
(in thousands, except share data):

	2007	2006	2005	2004	2003
Balance Sheet Data
Total assets	$889,472	$824,877	$747,945	$666,811	$583,746
Total securities	264,617	213,252	183,300	176,337	158,387
Total loans	579,711	555,099	514,866	448,478	383,408
Allowance for loan losses	(4,743)	(4,525)	(4,647)	(4,829)	(5,278)
Total deposits	539,116	496,319	445,731	398,272	339,080
Total borrowings	278,853	260,712	239,696	206,923	186,431
Total shareholders' equity	65,974	61,051	56,104	56,042	53,115
Average assets	841,206	788,557	689,644	646,205	560,837
Average shareholders' equity	62,788	57,579	56,132	54,200	53,924

Results Of Operations
Interest and dividend income	$ 51,809	$ 46,145	$ 37,195	$ 31,922	$ 30,493
Interest expense	28,906	24,449	15,336	11,545	11,075
Net interest income	22,903	21,696	21,859	20,377	19,418
Provision for loan losses	456	131	---	180	540
Net interest income after provision for loan losses	22,447	21,565	21,859	20,197	18,878

Non-interest income	5,929	6,876	6,415	6,572	7,074
Non-interest expense	18,201	18,677	19,268	18,914	18,853

Income before income taxes	10,175	9,764	9,006	7,855	7,099
Income taxes	3,020	2,885	2,582	2,123	1,892
Net income	$ 7,155	$ 6,879	$ 6,424	$ 5,732	$ 5,207

Earnings Per Share:
Basic	$ 2.36	$ 2.26	$ 2.09	$ 1.85	$ 1.67
Diluted	$ 2.30	$ 2.20	$ 2.03	$ 1.79	$ 1.63

Return on total average assets	0.85%	0.87%	0.93%	0.89%	0.93%
Return on total average equity	11.40%	11.95%	11.44%	10.58%	9.66%
Average equity to average assets	7.46%	7.30%	8.14%	8.39%	9.61%

Tangible book value per share	$ 20.88	$ 18.93	$ 17.22	$ 17.06	$ 17.02

Dividends per share	$ 0.955	$ 0.905	$ 0.840	$ 0.800	$ 0.760
Dividend payout ratio	40.5%	40.1%	40.2%	43.3%	45.6%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the years ended December 31, 2007, 2006, and 2005, and financial condition at December 31, 2007, and 2006, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K.

Amounts in the prior period financial statements are reclassified whenever necessary to conform with current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in 2007, 2006 and 2005 interest income was $1,495, $1,852, and $1,620, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $655, $826 and $756 in 2007, 2006 and 2005, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this Annual Report on Form 10-K provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2007, the Company had consolidated assets of $889 million and was one of the larger independent community banking institutions in the state of Maine.

The Company’s principal asset is all of the capital stock of Bar Harbor Bank & Trust (the "Bank"), a community bank incorporated in the late 19th century. With twelve (12) branch office locations, the Company is a diversified financial services provider, offering a full range of banking services and products to individuals, businesses, governments, and not-for-profit organizations throughout downeast and midcoast Maine.

The Company attracts deposits from the general public in the markets it serves and uses such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage and home equity loans, and a variety of consumer loans. The Company also invests in mortgage-backed securities, obligations of government-sponsored enterprises, obligations of state and political subdivisions, as well as other debt securities. In addition to community banking, the Company provides a comprehensive array of trust and investment management services through its second tier subsidiary, Bar Harbor Trust Services ("Trust Services") a Maine chartered non-depository trust company.

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

The Company’s key strategic focus is vigorous financial stewardship, deploying investor capital safely yet efficiently for the highest possible returns. The Company strives to provide unmatched service to its customers, while maintaining strong asset quality and a focus toward improving operating efficiencies. In managing its earning asset portfolios, the Company seeks to utilize funding and capital resources within well-defined credit, investment, interest-rate and liquidity guidelines. In managing its balance sheet the Company seeks to preserve the sensitivity of net interest income to changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity under prevailing and expected conditions, and strives to maintain a balanced and appropriate mix of loans, securities, core deposits, brokered deposits and borrowed funds.

Material Risks and Challenges

In its normal course of business, the Company faces many risks inherent with providing banking and financial services. Among the more significant risks managed by the Company are losses arising from loans not being repaid, commonly referred to as "credit risk," and losses of income arising from movements in interest rates, commonly referred to as "interest rate and market risk." The Company is also exposed to national and local economic conditions, downturns in the economy, or adverse changes in real estate markets, which could negatively impact its business, financial condition, results of operations or liquidity.

Management has numerous policies and control processes in place that provide for the monitoring and mitigation of risks based upon and driven by a variety of assumptions and actions which, if changed or altered, could impact the Company’s business, financial condition, results of operations or liquidity. The foregoing matters are more fully discussed in Part I, Item 1A, "Risk Factors," and throughout this Annual Report on Form 10-K.

Summary Financial Condition

The Company’s total assets increased $65 million or 7.8% in 2007, ending the year at $889 million.

  Loans: Total loans ended the year at $580 million, representing an increase of $25 million, or 4.4%, compared with December 31, 2006. Business lending activity continued at a relatively strong pace during 2007, accounting for all of the year-over-year growth in the loan portfolio. At December 31, 2007, consumer loans and commercial loans comprised 53% and 46% of the loan portfolio, compared with 56% and 43% at December 31, 2006, respectively.
  Credit Quality: The Bank’s non-performing loans increased, but continued at relatively low levels during 2007. At year-end, total non-performing loans amounted to $2.1 million, or 0.36% of total loans, compared with $628 thousand or 0.11% at December 31, 2006. The Bank’s loan loss experience continued at historically low levels during 2007, with net charge-offs amounting to $238 thousand, or net charge-offs to average loans outstanding of 0.04%, compared with $253 thousand, or net charge-offs to average loans outstanding of 0.05% in 2006. The provision for loan losses totaled $456 thousand in 2007, compared with $131 thousand in 2006, principally reflecting the growth of the Bank’s loan portfolio.
  Securities: Total securities ended the year at $265 million, representing an increase of $51 million or 24.1% compared with December 31, 2006. During 2007, market yields showed meaningful improvement, the benchmark 10-year U.S. Treasury note climbing to a five-year high, presenting opportunities for increasing the Bank’s earning assets and generating higher levels of net interest income.
  Deposits: Total deposits ended the year at $539 million, representing an increase of $43 million or 8.6% compared with December 31, 2006. Deposit growth included $21 million in certificates of deposit obtained in the national market, as the Bank’s 2007 earning asset growth outpaced retail deposit growth, thus necessitating the use of an additional funding source. Total retail deposits ended the year at $435 million, representing an increase of $21 million, or 5.2%, compared with December 31, 2006.
  Borrowings: Borrowed funds principally consist of advances from the Federal Home Loan Bank of Boston. During 2007 the Bank continued to utilize borrowed funds in leveraging its strong capital position and supporting its earning asset portfolios. Total borrowings ended the year at $279 million, representing an increase of $18 million or 7.0% compared with December 31, 2006.
  Shareholders’ Equity: Consistent with its long-term strategy of operating a sound and profitable organization, the Company continued to exceed regulatory requirements for "well-capitalized" institutions. At December 31, 2007, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based Capital ratios amounted to 7.10%, 10.76% and 11.59%, respectively. Total shareholders’ equity ended the year at $66 million, representing an increase of $5 million, or 8.1%, compared with December 31, 2006.
  Tangible Book Value: At December 31, 2007, the Company’s tangible book value per share of common stock outstanding amounted to $20.88, compared with $18.93 at December 31, 2006, representing an increase of 10.3%.

Summary Results of Operations

Net income for the year ended December 31, 2007 amounted to $7.2 million, or fully diluted earnings per share of $2.30, compared with $6.9 million or fully diluted earnings per share of $2.20 for the year ended December 31, 2006, representing increases of 4.0% and 4.5%, respectively.

The Company’s return on average equity ("ROE") amounted to 11.40% in 2007, compared with 11.95% in 2006.

The Company’s return on average assets ("ROA") amounted to 0.85% in 2007, compared with 0.87% in 2006.

Net Interest Income: Net interest income continued to be the principal component of the Company’s income stream in 2007. For the year ended December 31, 2007, net interest income amounted to $22.9 million, representing an increase of $1.2 million or 5.6%, compared with 2006. The increase in net interest income was principally attributed to average earning asset growth of $52.9 million or 7.0%, as the net interest margin declined four basis points.

  Non-interest Income: For the year ended December 31, 2007, total non-interest income amounted to $5.9 million, representing a decline of $947 thousand or 13.8% compared with 2006. The decline in non-interest income was principally attributed to a $1.4 million decline in net securities gains. During 2007, net securities losses of $671 thousand were recorded, principally resulting from the Company’s restructuring of a portion of its securities portfolio, compared with net securities gains of $755 thousand recorded during 2006. Excluding securities gains and losses, non-interest income was up $479 thousand, or 7.8%, compared with 2006.

For the year ended December 31, 2007, credit and debit card fees, trust and financial services fees and service charges on deposits were up 15.9%, 11.4% and 4.2%, respectively, compared with 2006.

  Non-interest Expense: For the year ended December 31, 2007, total non-interest expense amounted to $18.2 million, representing a decline of $476 thousand or 2.6% compared with 2006. The decline in non-interest expense was principally attributed to the settlement of the Company’s limited post retirement benefit program, the financial impact of which reduced 2007 non-interest expense by $832 thousand.

Salaries and employee benefits amounted to $9.4 million in 2007, representing an increase of $76 thousand, or 0.8%, compared with 2006. The relatively small increase in salaries and employee benefits expense reflects modifications to employee benefit programs and changes in overall staffing levels and mix.

  Income Tax Expense: For the year ended December 31, 2007, total income taxes amounted to $3.0 million, representing an increase of $135 thousand, or 4.7%, compared with 2006. The Company’s effective tax rate amounted to 29.7% in 2007, compared with 29.5% in 2006.

Other 2007 Financial Highlights

  Trust and Investment Management Services: Assets under management at Trust Services ended the year at $278 million, representing an increase of $26 million, or 10.4%, compared with December 31, 2006.
  Cash Dividends: The Company paid cash dividends of 95.5 cents per share of common stock in 2007, representing an increase of 5.0 cents, or 5.5%, compared with 2006. In the first quarter of 2008 the Company increased its quarterly cash dividend to 25.0 cents per share, representing an increase of 1.5 cents per share, or 6.4%, compared with the first quarter of 2007. In 2007, the dividend payout ratio amounted to 40.5%, compared with 40.1% in 2006.
  Stock Repurchase Plan: In December 2007 the Company announced the continuation of its stock repurchase plan through December 31, 2008. As of December 31, 2007, the Company had repurchased 211,601 shares of stock under the plan, or 68.3% of the total authorized, at an average price of $28.93 per share.

Outlook

Recent data suggest that the U.S. economy may be falling into recession, driven by sharp downturns in the housing and credit markets. Company management expects economic activity to contract modestly throughout 2008, followed by a gradual recovery in the course of 2009. The current Fed Funds futures contracts indicate that Federal Reserve officials are likely to respond by cutting the Fed Funds target rate to 2.50% by the end of the second quarter of 2008, representing an aggregate decline of 275 basis points since they started cutting rates in late September 2007. Given the Bank’s liability sensitive balance sheet, these actual and anticipated rate declines are expected to favorably impact 2008 net interest income and provide some flexibility with respect to growing the Bank’s loan and securities portfolios to generate future earnings.

The Bank’s credit quality has been strong over the past several years and this continued to be the case at December 31, 2007. However, management is cognizant of softening economic conditions overall and declining real estate (and loan collateral) values in particular. Accordingly, management believes the continuation of strong credit quality will be a significant determinant of the Company’s future financial performance.

Other factors, which could affect the Company’s financial performance and that of its common stock, are more fully enumerated in the "Forward-Looking Statements" discussion at the beginning of this Annual Report on Form 10-K and the Company’s discussion of certain "Risk Factors" set forth in Part I, Item 1A of this Report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management evaluates its estimates, including those related to the allowance for loan losses, on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

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

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2007 and 2006, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

Goodwill and Other Intangible Assets: The valuation techniques used by the Company to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors. Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, may have an adverse effect on the Company's results of operations. Refer to Notes 1 and 7 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details of the Company’s accounting policies and estimates covering goodwill and other intangible assets.

FINANCIAL CONDITION

Asset / Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets represented 96.2% and 95.9% of total average assets during 2007 and 2006, respectively.

The Company, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through retail deposit products offered within the markets served, as well as through the prudent use of borrowed and brokered funds.

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

Earning Assets

For the year ended December 31, 2007, the Company’s total average earning assets amounted to $808,833, compared with $755,945 in 2006, representing an increase of $52,888, or 7.0%. The 2007 increase in average earning assets was principally attributed to average securities growth of $31,930 or 15.7%, followed by a $20,583 or 3.8% increase in average loans.

The tax-equivalent yield on total average earning assets amounted to 6.49% in 2007 compared with 6.21% in 2006, representing an increase of 28 basis points. The increase in earning asset yields was attributed, in part, to a 48 basis point increase in the yield on securities, reflecting the restructuring of a portion of the securities portfolio combined with higher available market yields throughout much of 2007. The yield on the loan portfolio increased 22 basis points in 2007, principally reflecting cash flows from the portfolio being reinvested into higher-yielding new loan originations, particularly residential mortgage loans.

Total tax-equivalent interest and dividend income during 2007 amounted to $52,464 compared with $46,971 in 2006, representing an increase of $5,493, or 11.7%. The 2007 increase in interest and dividend income was principally attributed to earning asset growth, combined with higher earning asset yields.

Total Assets

The Company’s assets principally consist of loans and securities, which at December 31, 2007 represented 65.2% and 29.7% of total assets, compared with 67.3% and 25.9% at December 31, 2006, respectively.

At December 31, 2007 the Company’s total assets stood at $889,472 compared with $824,877 at December 31, 2006, representing an increase of $64,595, or 7.8%. The increase in total assets was principally attributed to a $51,365 or 24.1% increase in securities, followed by loan growth of $24,612 or 4.4%. Partially offsetting these increases was an $11,816, or 60.4%, decline in cash and cash equivalents.

Securities

The securities portfolio represented 29.1% of the Company’s average earning assets during 2007 and generated 25.8% of its total tax-equivalent interest and dividend income, compared with 22.6% in 2006.

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

The overall objectives of the Bank’s strategy for the securities portfolio include maintaining appropriate liquidity reserves, diversifying earning assets, managing interest rate risk, leveraging the Bank’s strong capital position, and generating acceptable levels of net interest income. The securities portfolio is managed under the policy guidelines established by the Bank’s Board of Directors.

Total Securities: At December 31, 2007, total securities stood at $264,617 compared with $213,252 at December 31, 2006, representing an increase of $51,365, or 24.1%.

Securities Portfolio Restructuring: In April 2007, Company’s Board of Directors approved the restructuring of a portion of the Company’s balance sheet through the sale of $43,337 of its aggregate $227,473 available for sale securities portfolio, the proceeds from which were initially used to pay down short-term borrowings. Since the Company no longer had the intent to hold these securities until a recovery of their amortized cost, which may be at maturity, the Company recorded an adjustment to write down these securities to fair value at March 31, 2007, resulting in an impairment loss of $1,162. The weighted average yield on the securities sold approximated 4.22%, whereas the weighted average cost of the borrowings paid down approximated 5.31%. The Company’s overall objectives were to improve future period earnings, lower the interest rate risk profile of the Company’s balance sheet, and provide a means to more effectively respond to current and future yield curve environments.

During the latter part of the second quarter, market yields climbed to a five-year high, with the benchmark 10-year U.S. Treasury advancing to 5.32% in mid June. The strong increase in market yields presented opportunities for replacing the securities sold, increasing the Bank’s earning assets, and generating higher levels of net interest income.

Trading Securities: Trading securities are securities bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. During the years ended December 31, 2007 and 2006, the Bank did not own any trading securities.

Securities Held to Maturity: Securities held to maturity are debt securities for which the Bank has the positive intent and ability to hold until maturity. Held to maturity investments are reported at their aggregate cost, adjusted for amortization of premiums and accretion of discounts. During the years ended December 31, 2007 and 2006, the Bank did not own any securities held to maturity.

Securities Available for Sale: Securities available for sale represented 100% of total securities at December 31, 2007 and 2006.

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

Securities classified as available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method and are shown separately in the consolidated statements of income.

The balances of securities available for sale are stated on the consolidated balance sheet net of fair value adjustments, reflecting net unrealized gains of $1,812 and net unrealized losses of $1,031 at December 31, 2007 and 2006, respectively. The change in net unrealized gains and losses was principally attributed to changes in the securities portfolio composition and prevailing end of year market interest rates. The change in unrealized gains and losses also reflects the 2007 restructuring of a portion of the securities portfolio. The unrealized loss position at December 31, 2006 reflects prevailing market conditions at that time and the fact that a portion of the securities were purchased during periods of historically low interest rates and available market yields.

The following table summarizes the securities available for sale portfolio as of December 31, 2007 and 2006:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Obligations of U.S. Government-sponsored enterprises	$ 17,250	$ 99	$ ---	$ 17,349
Mortgage-backed securities:
U.S. Government-sponsored enterprises	161,057	1,781	120	162,718
U.S. Government agencies	10,848	57	36	10,869
Other mortgage-backed securities	34,879	105	281	34,703
Obligations of State and Political Subdivisions thereof	38,771	493	286	38,978
TOTAL	$262,805	$2,535	$723	$264,617

	December 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Obligations of U.S. Government-sponsored enterprises	$ 27,844	$ 8	$ 229	$ 27,623
Mortgage-backed securities:
U.S. Government-sponsored enterprises	116,666	182	1,827	115,021
U.S. Government agencies	9,830	31	56	9,805
Other mortgage-backed securities	29,543	5	507	29,041
Obligations of State and Political Subdivisions thereof	30,400	1,378	16	31,762
TOTAL	$214,283	$1,604	$2,635	$213,252

Purchase Premiums and Discounts: Securities are typically purchased at premium or discounted prices, depending on the coupon of the security and prevailing market yields. The Bank recognizes the amortization of premiums and accretion of discounts in interest income using the interest method over the estimated life of the security.

Securities Interest Income: The aggregate tax-equivalent yield on the securities portfolio amounted to 5.74% in 2007, compared with 5.26% in 2006, representing an improvement of 48 basis points. The increase was principally attributed to the restructuring of a portion of the securities portfolio in 2007, combined with the availability of higher market yields in 2007 compared with prior years. Additionally, most of the 2007 cash flows from the securities portfolio were reinvested into securities with higher yields.

The total tax-equivalent interest income from the securities portfolio amounted to $13,516 in 2007, compared with $10,695 in 2006, representing an increase of $2,821, or 26.4%. The increase in interest income from securities was attributed to a 48 basis point increase in portfolio yield and a 15.7% increase in the average 2007 portfolio balance.

Securities Maturity Distribution and Weighted Average Yields: The following tables summarize the maturity distribution of the amortized cost of the Bank’s securities portfolio and weighted average yields of such securities on a fully tax-equivalent basis as of December 31, 2007. The maturity distribution is based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

SECURITIES
MATURITY SCHEDULE AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 2007
(at fair value)

	One Year Or Less	Greater than One Year to Five years	Greater than Five Years to Ten years	Greater Than Ten Years	Total

Obligations to U.S. Government-sponsored enterprises	$ ---	$ 5,968	$ 8,701	$ 2,680	$ 17,349
Average Yield	0.00%	5.03%	5.87%	6.51%	5.68%

Mortgage-backed Securities:
U.S. Government-sponsored enterprises	5	269	6,407	156,037	162,718
Average Yield	5.26%	4.45%	4.96%	5.94%	5.90%

U.S. Government agencies	---	22	1,594	9,253	10,869
Average Yield	0.00%	6.69%	6.40%	5.76%	5.86%

Other mortgage-backed securities	30	---	2,196	32,477	34,703
Average Yield	6.72%	0.00%	7.93%	5.62%	5.77%

Obligations of State and Political Subdivisions	---	233	464	38,281	38,978
Average Yield	0.00%	6.64%	6.48%	6.85%	6.82%

TOTAL	$ 35	$ 6,492	$19,362	$238,728	$264,617

Securities Concentrations: At December 31, 2007 and 2006, the Bank did not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceeded 10% of the Company’s shareholders’ equity. Management believes U.S. Government-sponsored enterprises have minimal credit risk, as they play a vital role in the nation’s financial markets. At December 31, 2007 and 2006, all securities issued by Government agencies and sponsored enterprises were credit rated "AAA" by Moody’s and Standard and Poor’s.

Securities Credit Risk: The Bank continuously evaluates and monitors the credit risk of its securities utilizing a variety of resources including external credit rating agencies, predominantly Moody’s and Standard and Poor’s. All of the Bank’s mortgage-backed securities were rated "AAA" as of December 31, 2007. The Bank held no investment securities having a credit rating below "A" as of December 31, 2007. As of December 31, 2007, the Bank did not own any commercial mortgage-backed securities, collateralized debt obligations, or pools of subprime mortgage-backed securities.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair market value, which at December 31, 2007 amounted to an excess of $723, compared with $2,635 at December 31, 2006. Unrealized losses that are considered other-than-temporary are recorded as a loss on the Company’s consolidated statements of income. In evaluating whether impairment is other-than-temporary, management considers a variety of factors including the nature of the investment security, the cause of the impairment, the severity and duration of the impairment, and the Bank’s ability and intent to hold the security to maturity. Other data considered by management includes, for example, sector credit ratings, volatility of the security’s market price, and any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred.

At December 31, 2007 and 2006, management determined there were no unrealized losses in the securities portfolio that were other-than-temporary.

The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2007. All securities referenced are debt securities. At December 31, 2007, the Bank did not hold any common stock or equity securities in its securities portfolio.

TEMPORARILY IMPAIRED SECURITIES
DECEMBER 31, 2007

	Less Than 12 Months			12 Months or Longer			Total
Description of Securities:	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses

Obligations of U.S. Government –sponsored enterprises	$ ---	---	$ ---	$ ---	---	$ ---	$ ---	---	$ ---
Mortgage-backed securities:
U.S. Government-sponsored enterprises	7,948	9	19	13,321	41	101	21,269	50	120
U.S. Government agencies	3,474	12	22	1,109	10	14	4,583	22	36
Other mortgage-backed securities	13,841	15	118	9,297	27	163	23,138	42	281
Obligations of states of the U.S. and political subdivisions thereof	12,796	46	216	760	4	70	13,556	50	286
Total temporarily impaired securities	$38,059	82	$375	$24,487	82	$348	$62,546	164	$723

At December 31, 2007, the total unrealized losses on temporarily impaired securities amounted to $723, representing 1.1% of their amortized cost.

As of December 31, 2007, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $348, or 1.4% of their amortized cost.

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Securities backed by U.S. Government-sponsored enterprises, all of which were credit rated "AAA", have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets.
  Mortgage-backed securities issued by U.S. Government agencies all of which were credit rated "AAA", are backed by the full faith and credit of the United States and therefore bear no credit risk.
  Other mortgage-backed securities, all of which were corporate mortgage-backed securities, were all credit rated "AAA". These securities were additionally evaluated for credit risk based on the strength and performance of the underlying borrowers and collateral, and the extent of the current underlying credit support within the structure of each security.
  Obligations of states of the U.S. and political subdivisions thereof, none of which were credit rated below "A", were additionally evaluated for credit risk based on the underlying credit ratings and strength of the issuers and bond insurers, as well as the defined sources of repayment (e.g. local property taxes, tax revenue, etc).

The unrealized losses in the securities portfolio at December 31, 2007 and 2006 were attributed to market interest rate increases, reflecting the volatile movements in the U.S. Treasury yield curve over the past several years. Specifically, certain debt securities were purchased when market interest rates were lower than the rates prevailing at December 31, 2007 and 2006. Because the decline in market value was attributable to changes in interest rates and not credit quality or other factors, and because the Bank has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, the Company does not  consider these securities to be other-than-temporarily impaired at December 31, 2007 and 2006.

Management believes the extent of unrealized losses on mortgage-backed securities will steadily diminish over time as principal payments and pre-payments are received and durations continue to shorten. In the case of debt securities, management believes unrealized losses will diminish over time as the periods remaining to maturity continue to shorten. Management also believes that any declines in the U.S. Treasury yield curve will further diminish the extent of unrealized losses in the securities portfolio, as market values typically increase in a declining interest rate environment. Conversely, management believes that upward movements in the U.S. Treasury yield curve will increase the extent of unrealized losses in the securities portfolio over the near term.

Loans

Total Loans: At December 31, 2007, total loans amounted to $579,711, compared with $555,099 at December 31, 2006, representing an increase of $24,612, or 4.4%. Commercial loans accounted for $25,647 or 104.2% of the 2007 loan growth, offset in part by small declines in consumer loans and tax-exempt loans to municipalities and not-for-profit organizations. In general, loan origination activity benefited from a still-favorable market interest rate environment, a relatively stable local economy, and initiatives designed to expand the Bank’s product offerings and attract new customers while continuing to leverage its existing customer base.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the major components of the Bank’s loan portfolio, net of deferred loan origination fees and costs, as of December 31 over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2007	2006	2005	2004	2003

Commercial real estate mortgages	$183,663	$159,330	$135,269	$104,446	$ 77,518
Commercial and industrial loans	65,238	61,634	58,542	43,967	38,664
Agricultural and other loans to farmers	15,989	17,706	18,962	15,077	11,719
Total commercial loans	264,890	238,670	212,773	163,490	127,901

Residential real estate mortgages	251,625	253,114	236,712	222,110	203,077
Consumer loans	10,267	10,889	12,565	13,534	13,126
Home equity loans	45,783	45,062	49,221	47,189	35,941
Total consumer loans	307,675	309,065	298,498	282,833	252,144

Tax exempt loans	6,001	6,213	2,732	1,950	3,652

Deferred origination costs (fees), net	1,145	1,151	863	205	(289)
Total loans	579,711	555,099	514,866	448,478	383,408
Allowance for loan losses	(4,743)	(4,525)	(4,647)	(4,829)	(5,278)
Total loans net of allowance for loan losses	$574,968	$550,574	$510,219	$443,649	$378,130

At December 31, 2007, consumer loans comprised 53.1% of the total loan portfolio while commercial loans comprised 45.7%, compared with 55.7% and 43.0% at December 31, 2006, respectively.

Factors contributing to the changes in the loan portfolio are enumerated in the following discussion and analysis.

Commercial Loans: At December 31, 2007, total commercial loans stood at $264,890, compared with $238,670 at December 31, 2006, representing an increase of $26,220, or 11.0%. Commercial loan growth was principally driven by commercial real estate mortgage loans, which posted an increase of $24,333, or 15.3%. At December 31, 2007 commercial real estate mortgage loan totaled $183,663 and represented 31.7% of the loan portfolio, compared with 28.7% at December 31, 2006.

At December 31, 2007, commercial and industrial loans totaled $65,238, compared with $61,634 at December 31, 2006, representing an increase of $3,604, or 5.8%. This category of loans represented 11.2% of the loan portfolio at December 31, 2007. The Bank’s market area demographics have historically limited the growth potential in this particular category of loans.

Loans to finance agricultural production and other loans to farmers totaled $15,989 as of December 31, 2007, compared with $17,706 at December 31, 2006, representing a decline of $1,717, or 9.7%. This category of loans represented 2.8% of the loan portfolio at December 31, 2007, compared with 3.2% at December 31, 2006. The decline was principally attributed to pay-downs on loan balances during 2007. The communities served by the Bank generally offer limited opportunities for lending in this industry sector.

Bank management attributes the overall 2007 growth in the commercial loan portfolio, in part, to an effective business banking team, a variety of new business development initiatives, focused incentive compensation plans and a relatively stable local economy.

Consumer Loans: At December 31, 2007, total consumer loans, which principally consisted of residential real estate mortgage loans, stood at $307,675 compared with $309,065 at December 31, 2006, representing a decline $1,390, or 0.5%.

Residential real estate mortgage loans totaled at $251,625 as of December 31, 2007, compared with $253,114 at December 31, 2006, representing a decline of $1,489, or 0.6%. This category of loans represented 43.4% of the loan portfolio at December 31, 2007, compared with 45.6% at December 31, 2006.

Principally reflecting a softening real estate market, residential real estate mortgage loan originations started slowing in the latter part of 2006 and this trend continued throughout 2007. In 2007, the Bank originated and closed $46,450 in residential real estate mortgage loans, compared with $58,364 in 2006, representing a decline of $11,914, or 20.4%. The new loan originations in 2007 replaced a significant amount of principal cash flows from the existing residential real estate loan portfolio which, given the interest rate environment compared with prior years, increased the overall yield on this portfolio and generated an increase in interest income of $809, or 5.7%, compared with 2006.

Home equity loans totaled $45,783 at December 31, 2007, compared with $45,062 at December 31, 2006, representing an increase of $721, or 1.6%. The relatively small increase in home equity loans was in part attributed to mortgage refinancing activity, which was driven by the higher cost of Prime interest rate based home equity loans, prompting borrowers to consolidate their debt into lower cost fixed rate mortgages.

Loans to individuals for household, family and other personal expenditures ("consumer loans"), which also include credit card loans and student loans, totaled $10,267 at December 31, 2007 compared with $10,889 at December 31, 2006, representing a decline of $622, or 5.7%. The overall decline in this category of loans was principally attributed to the sale of the Bank’s $2,539 student loan portfolio in 2007.

Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank has not campaigned aggressively for consumer installment loans over the past several years. However, the Bank continues to be one of relatively few community banks with its own credit card loan portfolio, as large credit card processing companies continue to acquire credit card portfolios and associated sources of non-interest income from smaller financial institutions.

Tax Exempt Loans: Tax-exempt loans totaled $6,001 at December 31, 2007, compared with $6,213 at December 31, 2006, representing a decline of $212, or 3.4%. Tax-exempt loans represented 1.0% of the loan portfolio at December 31, 2007, compared with 1.1% at December 31, 2006.

Tax-exempt loans principally include loans to local government municipalities and, to a lesser extent, not-for-profit organizations. Government municipality loans typically have short maturities (e.g., tax anticipation notes). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating narrow net interest margins.

Real Estate Loans Under Foreclosure: At December 31, 2007, real estate loans under foreclosure totaled $1,476 compared with $495 at December 31, 2006, representing an increase of $981. At December 31, 2007, real estate loans under foreclosure were represented by five consumer mortgage loans totaling $332 and one commercial real estate loan totaling $1,144. At December 31, 2006, real estate loans under foreclosure were represented by four consumer mortgage loans amounting to $345 and one commercial real estate loans totaling $150. During 2007, foreclosure proceedings were completed or otherwise resolved on all five of these loans, and any resulting charge-offs were recognized.

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2007, approximately $50,282 or 8.7% of the loan portfolio was represented by loans to the lodging industry, compared with $30,210 or 5.4% at December 31, 2006. Loan concentrations continued to principally reflect the Bank’s business region.

Loans Secured by Real Estate: At December 31, 2007, consumer and commercial loans secured by real estate comprised 86.2% of the loan portfolio, compared with 86.5% at December 31, 2006. Over the past few years the strength in the local real estate markets, both residential and commercial, has led to historically high property values in the Bank’s market area. However, during the latter part of 2006 this trend began to soften and during 2007 property values began to decline. Recognizing the impact declining real estate values may have on the loan portfolio and origination pipeline, the Bank periodically reviews its underwriting standards in an effort to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. There was no significant deterioration in the performance or risk characteristics of the real estate loan portfolio through the reporting period.

Other Real Estate Owned: Real estate acquired in satisfaction of a loan is reported in other assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to other real estate owned ("OREO") and recorded at the lower of cost or fair market value less estimated costs to sell based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent reductions in market value below the carrying value are charged to other operating expenses.

At December 31, 2007 total OREO amounted to $340, compared with none as of December 31, 2006. One commercial property comprised the December 31, 2007 balance of OREO.

Mortgage Loan Servicing: The Bank from time to time will sell mortgage loans to other institutions, and investors. The sale of loans allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2007, the unpaid balance of mortgage loans serviced for others totaled $5,609 compared with $6,566 at December 31, 2006, representing a decline of $957, or 14.6%. The decline in 2007 balances was attributed to serviced mortgage loan principal payments, as well as prepayments resulting from loan refinancing activity. Pursuant to the Bank’s asset and liability management strategy, its need for interest earning assets and its strong capital position, loans originated during 2006 and 2007 were held in the Bank’s loan portfolio.

Loan Portfolio Interest Rate Composition: The following table summarizes the commercial, tax-exempt and consumer components of the loan portfolio by fixed and variable interest rate composition, as of December 31, 2007 and 2006:

	2007	2006
Commercial:
Fixed	$ 49,393	$ 43,329
Variable	216,070	195,917
Total	$265,463	$239,246

Tax exempt:
Fixed	$ 6,001	$ 6,213
Variable	---	---
Total	$ 6,001	$ 6,213

Consumer:
Fixed	$169,609	$172,874
Variable	138,638	136,766
Total	$308,247	$309,640

Total Loans:
Fixed	$225,003	$222,416
Variable	354,708	332,683
Total loans	$579,711	$555,099

At December 31, 2007 fixed and variable rate loans comprised 38.8% and 61.2% of the loan portfolio compared with 40.1% and 59.9% at December 31, 2006, respectively.

Loan Maturities and Re-pricing Distribution: The following table summarizes fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2007 and 2006. Actual maturity dates may differ from contractual maturity dates due to prepayments or loan re-financings.

Maturities	2007	2006

One year or less	$158,251	$ 213,741
Over 1-5 years	189,567	128,589
Over 5 years	231,893	212,769
Total loans	$579,711	$555,099

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

The following table sets forth the details of non-performing loans over the last five years.

TOTAL NON-PERFORMING LOANS
AT DECEMBER 31

	2007	2006	2005	2004	2003

Loans accounted for on a non-accrual basis:
Construction and development	$ ---	$ ---	$ ---	$ ---	$ 114
Residential mortgage	450	111	267	453	1,113
Commercial and industrial, and agricultural	1,598	456	593	93	31
Consumer	5	3	5	26	37
Total non-accrual loans	2,053	570	865	572	1,295

Accruing loans contractually past due 90 days or more	9	58	3	151	199
Total non-performing loans	$2,062	$628	$868	$723	$1,494

Allowance for loan losses to non-performing loans	230%	721%	535%	668%	353%
Non-performing loans to total loans	0.36%	0.11%	0.17%	0.16%	0.39%
Allowance to total loans	0.82%	0.82%	0.90%	1.08%	1.38%

During the year ended December 31, 2007, non-performing loans increased, but remained at relatively low levels. The Bank attributes this to mature credit administration processes and underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At December 31, 2007, total non-performing loans amounted to $2,062, or 0.36% of total loans, compared with $628 or 0.11% of total loans as of December 31, 2006. The increase in non-performing loans was attributed to the migration of one commercial real estate mortgage loan of $1,144, or 55.5%, of total non-performing loans at December 31, 2007.

While the level of non-performing loan ratios continued to reflect the favorable quality of the loan portfolio at December 31, 2007, Bank management is cognizant of the slowing real estate market and softening economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including interest rates and debt service levels, oil and gas prices, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $2,865 and $2,238 at December 31, 2007 and 2006, or 0.49% and 0.40% of total loans, respectively. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

Subprime Mortgage Lending: Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that Bank management has ever actively pursued. In general, the industry does not apply a uniform definition of what actually constitutes "subprime" lending. In referencing subprime lending activities, Bank management relies upon the "Statement of Subprime Mortgage Lending" issued by the federal bank regulatory agencies (the "Agencies") on June 29, 2007, which further references the Expanded Guidance for Subprime Lending Programs (the "Expanded Guidance"), issued by the Agencies by press release dated January 31, 2001. In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The Agencies recognize that many prime loan portfolios will contain such accounts. The Agencies also excluded prime loans that develop credit problems after origination and community development loans from the subprime arena. According to the Expanded Guidance, subprime loans are other loans to borrowers that display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets’ or institutions’ specific subprime definitions, are set forth, including having a FICO (credit) score of 660 or lower. Based on the definitions and exclusions described above, Bank management considers the Bank as a prime lender. Within the Bank’s residential mortgage loan portfolio there are loans that, at the time of origination, had FICO scores of 660 or below. However, as a portfolio lender, the Bank reviews all credit underwriting data including all data included in borrower credit reports and does not base its underwriting decisions solely on FICO scores. Bank management believes the aforementioned loans, when made, were amply collateralized and documented, and otherwise conformed to the Bank’s prime lending standards.

Allowance For Loan Losses: At December 31, 2007, the allowance for loan losses (the "allowance") stood at $4,743, compared with $4,525 at December 31, 2006, representing an increase of $218, or 4.8%. The increase in the allowance principally reflects the growth of the loan portfolio in 2007.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES
SUMMARY OF LOAN LOSS EXPERIENCE

	2007	2006	2005	2004	2003

Balance at beginning of period	$ 4,525	$ 4,647	$ 4,829	$ 5,278	$ 4,975

Charge offs:
Commercial, financial, agricultural, and other loans to farmers	98	14	94	476	75
Real estate:
Construction and development	---	---	---	34	4
Mortgage	101	216	19	66	207
Installments and other loans to individuals	104	119	125	275	141
Total charge-offs	303	349	238	851	427

Recoveries:
Commercial, financial, agricultural, and other loans to farmers	25	4	14	66	24
Real estate:
Construction and development	---	---	4	---	---
Mortgage	4	39	1	51	106
Installments and other loans to individuals	36	53	37	105	60
Total recoveries	65	96	56	222	190

Net charge-offs	238	253	182	629	237
Provision charged to operations	456	131	---	180	540

Balance at end of period	$ 4,743	$ 4,525	$ 4,647	$ 4,829	$ 5,278

Average loans outstanding during period	$558,795	$538,212	$479,974	$416,956	$367,701

Net charge-offs to average loans outstanding	0.04%	0.05%	0.04%	0.15%	0.06%

The Bank's loan loss experience continued at low levels during 2007, with net charge-offs amounting to $238, or net charge-offs to average loans outstanding of 0.04%, compared with $253, or net charge-offs to average loans outstanding of 0.05% in 2006. The provision for loan losses totaled $456 in 2007, compared with $131 in 2006, principally reflecting the growth of the total loan portfolio and, to a lesser extent, the increase in non-performing loans.

The following table presents the five-year summary of the allowance by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(at December 31)

	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial, financial, and agricultural	$1,093	9.99%	$1,435	9.83%	$1,407	11.70%	$1,886	11.29%	$2,281	8.06%
Real estate mortgages:
Real estate-construction	168	4.25%	205	6.26%	186	5.37%	135	4.76%	67	3.30%
Real estate-mortgage	3,247	82.24%	2,628	80.30%	2,768	80.00%	2,305	80.98%	1,708	84.39%
Installments and other loans to individuals	235	1.38%	257	1.92%	230	2.07%	249	2.49%	342	3.07%
Other	---	2.14%	---	1.69%	---	0.87%	---	0.48%	---	1.18%
Unallocated	---	0.00%	---	0.00%	56	0.00%	254	0.00%	880	0.00%
TOTAL	$4,743	100.00%	$4,525	100.00%	$4,647	100.00%	$4,829	100.00%	$5,278	100.00%

Specific allowances for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $1,598 as of December 31, 2007, compared with $456 as of December 31, 2006. The related allowances for loan losses on these impaired loans amounted to $280 and $130 as of December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, all impaired loans had specific allowances. The Bank had no troubled debt restructurings at December 31, 2007 and 2006, and all of its impaired loans were considered collateral dependent.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $71 and $93 for the years ended December 31, 2007 and 2006, respectively.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no major changes in loan concentrations during 2007.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at December 31, 2007 to be appropriate for the risks inherent in the loan portfolio, and resident in the local and regional economy as of that date.

Funding Sources

The Bank utilizes various traditional sources of funding to support its earning asset portfolios. Funding sources principally consist of retail deposits and, to a lesser extent, borrowings from the Federal Home Loan Bank of Boston ("FHLB") of which it is a member, and certificates of deposit obtained from the national market.

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing lines from the FHLB and cash flows from the securities portfolio.

According to a January 2008 report prepared by the Maine Bureau of Financial Institutions, during the first half of 2007, Maine banks experienced strong growth in core deposits, positively impacting liquidity for Maine Banks and lessening their reliance on non-core funding. As a consequence, among Maine banks, the loan-to-core deposit ratio declined to 123% at June 30, 2007, down from 134% one year earlier, but still well above the national average of 102%, which was up from 100% one year earlier. At December 31, 2007, the Bank’s loan-to-core-deposit ratio amounted to 133%, compared with 134% at December 31, 2006.

According to the Maine Bureau of Financial Institutions, Maine banks rely on borrowings and other types of non-core funding to a much greater degree than the national average, as Maine banks historical core deposit growth has not kept pace with asset growth. At June 30, 2007, borrowings and other types of non-core funding supported 31% of Maine bank assets, down from 33% one year earlier, but still well above the national average of 13%, which was down from 18% one year earlier. At December 31, 2007 the Bank’s non-core funding represented 43% of total assets, compared with 39% at December 31, 2006.

While the foregoing ratios compare unfavorably to both Maine banks and the national average of all federally insured banks, the Bank has had a long and successful track record in managing its liquidity and funding its earning asset portfolios. Nevertheless, Management believes that the Bank’s future success in growing core deposits will be a determinant factor in its ability to meaningfully grow earning assets and leverage its strong capital position.

Deposits

During 2007, the most significant source of funding for the Bank’s earning assets continued to be retail deposits, gathered throughout its network of twelve (12) banking offices throughout downeast and midcoast Maine. Total average retail deposits accounted for 49.2% of the funding required in supporting the Bank’s earning asset portfolios during 2007, compared with 51.0% in 2006.

Total Deposits: At December 31, 2007 total deposits amounted to $539,116 compared with $496,319 at December 31, 2006, representing an increase of $42,797, or 8.6%. The Bank’s 2007 deposit growth included $21,331 in certificates of deposit obtained from the national market ("brokered deposits"), as the Bank’s 2007 earning asset growth outpaced retail deposit growth, thus and necessitating the use of an additional funding source.

Total Retail Deposits: At December 31, 2007, total retail deposits amounted to $435,424, compared with $413,958 at December 31, 2006, representing an increase of $21,466 or 5.2%. Demand deposits led the overall growth in deposits, posting an increase of $11,289 or 21.0% compared with December 31, 2006. NOW accounts and retail certificates of deposits also contributed to retail deposit growth, posting increases of $3,462 and $7,919, or 5.4% and 6.0%, compared with December 31, 2006, respectively.

Total Average Deposits: Total average deposits amounted to $513,109 in 2007, compared with $482,932 in 2006, representing an increase of $30,177, or 6.2%. Total average retail deposits amounted to $397,982 in 2007, compared with $402,042 in 2006, representing a decline of $4,060, or 1.0%. The decline in average retail deposits was principally attributed to a $15,725 decline in money market accounts offered to clients of Trust Services, reflecting a reallocation of cash within certain managed asset portfolios in the course of normal operations. Excluding the deposit accounts offered to clients of Trust Services, total average retail deposits increased by $11,665, or 3.1%, compared with 2006.

In general, without considering the declines in money market accounts offered to clients of Trust Services, the Bank’s overall retail deposit growth in 2007 moderately lagged historical norms. Management believes that competition from banks and non-banks intensified during 2007, as savers and investors sought higher returns, and that financial institutions in particular have been aggressively pricing their deposits in order to fund earning asset growth. Management also believes that during 2007 investors may have reallocated a portion of their cash positions, believing the equity markets became more attractive from a total return perspective.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while protecting the Bank’s net interest margin and liquidity position.

The following table summarizes the changes in the average balances of deposits during the periods indicated, including the weighted average interest rates paid for each category of deposits:

AVERAGE DEPOSIT BALANCES BY CATEGORY OF DEPOSIT

	2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 55,634	---	$ 54,308	---
NOW accounts	64,404	0.58%	64,785	0.43%
Savings and money market deposits	146,792	3.05%	151,943	2.83%
Time deposits	131,152	4.06%	131,006	3.49%
Brokered time deposits	115,127	5.25%	80,890	4.81%
Total deposits	$513,109		$482,932

Demand Deposits: Total demand deposits, which are principally business in nature, averaged $55,634 in 2007, compared with $54,308 in 2006, representing an increase of $1,326, or 2.4%. Demand deposits represented 14.0% of total average retail deposits in 2007, compared with 13.5% in 2006.

Consistent with the Bank’s market area demographics, a significant portion of its demand deposits are highly seasonal in nature, with balances peaking in the summer and autumn while declining in winter and spring. While the exact timing of these seasonal swings may vary from year to year, based on historical trends, Bank management anticipates that this category of deposits will show meaningful declines during the first quarter of 2008, but will begin their seasonal upward trend in the latter part of the second quarter of 2008.

The rate of average demand deposit growth moderately lagged historical norms during 2007. Management believes that competition for demand deposits has intensified, with more financial institutions offering no fee checking accounts, aggressive relationship pricing, and other highly competitive promotional offerings.

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

NOW Account Deposits: The Bank offers interest bearing NOW accounts to individuals, not-for-profit organizations and sole proprietor businesses. Total NOW accounts averaged $64,404 in 2007, compared with $64,785 in 2006, representing a decline of $381 or 0.6%. In 2007, total average NOW represented 16.2% of total average retail deposits, compared with 16.1% in 2006.

Bank management principally attributed the 2007 decline in NOW account deposit balances to the interest rate environment and an atmosphere of well-publicized and more attractive short-term interest rates provided by alternative deposit products, such as the Bank’s high yielding money market account.

During 2007, the Bank’s most successful NOW account product continued to be Gold Wave Checking, a relationship product designed for its age 50 and above customers.

Savings and Money Market Deposits: Total savings and money market accounts averaged $146,792 in 2007, compared with $151,943 in 2006, representing a decline of $5,151, or 3.4%. Savings and money market accounts represented 36.9% of total average retail deposits during 2007, compared with 37.8% in 2006.

The $5,151 decline in average savings and money market deposits in 2007 was attributed to the $15,725 decline in money market accounts offered to clients of Trust Services as discussed above. Excluding the money market accounts offered to clients of Trust Services, average savings and money market accounts increased by $10,574, or 8.8%, compared with 2006.

In response to competitive pricing pressures and market demand during a period of rising short-term interest rates, in 2006 the Bank introduced its new Prime-based Horizon Money Market Account, which management believes is highly competitive and designed to satisfy the needs of both small and large investors alike. The 2007 growth in savings and money market accounts was principally attributed to this new product.

The Bank also offers statement savings accounts and, as a community-oriented financial institution, continues to support the more traditional passbook savings accounts.

Time Deposits: Total time deposits averaged $131,152 in 2007, compared with $131,006 in 2006, representing an increase of $146, or 0.1%. Time deposits represented 33.0% of total average retail deposits during 2007, compared with 32.6% in 2006.

The 2007 growth in time deposits lagged historical norms. Given the strength of short-term interest rates during 2007, management believes investors and savers were attracted to relatively high yielding and liquid money market accounts. Additionally, in pricing time deposits, particularly non-relationship time deposits, Bank management will consider other sources of funding which may be offered at more attractive terms and prices, including borrowed funds and time deposits available in the national market ("brokered time deposits")

Time deposits in denominations of $100 or greater totaled $36,142 at December 31, 2007, compared with $29,118 at December 31, 2006, representing an increase of $7,024, or 24.1%.

The following table summarizes the maturity distribution of time deposits of $100 or greater:

MATURITY SCHEDULE
TIME DEPOSITS $100 THOUSAND OR GREATER
DECEMBER 31, 2007

Maturity

Three months or less	$ 8,065
Over three to six months	13,421
Over six to twelve months	4,231
Over twelve months	10,425
Total	$36,142

Brokered Time Deposits: Total brokered time deposits averaged $115,127 in 2007, compared with $80,890 in 2006, representing an increase of $34,237, or 42.3%. Brokered time deposits represented 22.4% of total average deposits during 2007, compared with 16.7% in 2006.

The increase in brokered time deposits was primarily attributed to the funding needs associated with the Bank’s earning asset growth, principally loans, which outpaced retail deposit growth during 2007. The rates of interest paid on brokered time deposits were generally comparable with collateralized advances from the Federal Home Loan Bank, the primary source of wholesale funding used by the Bank.

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

Total Borrowings: At December 31, 2007, total borrowings amounted to $278,853, compared with $260,712 at December 31, 2006, representing an increase of $18,141, or 7.0%. Total borrowings averaged $260,640 in 2007, compared with $241,870 in 2006, representing an increase of $18,770, or 7.8%.

Borrowings From the Federal Home Loan Bank: At December 31, 2007, borrowings from the FHLB totaled $256,307 compared with $245,785 at December 31, 2006, representing an increase of $10,522, or 4.3%. During 2007, borrowings from the FHLB averaged $244,424, compared with $227,473 in 2006, representing an increase of $16,951, or 7.5%.

The increase in borrowings from the FHLB was utilized to fund 2007 earning asset growth, principally investment securities.

Total average borrowings from the FHLB expressed as a percentage of total average assets amounted to 29.1% during 2007, compared with 28.8% in 2006.

Securities Sold Under Agreements to Repurchase: At December 31, 2007, securities sold under agreements to repurchase amounted to $22,546, compared with $14,927 at December 31, 2006, representing an increase of $7,619, or 51.0%. During 2007, securities sold under agreement to repurchase averaged $16,216, compared with $14,397 in 2006, representing an increase of $1,819, or 12.6%.

Securities sold under agreements to repurchase were collateralized by U.S. Government-sponsored agency obligations, held in safekeeping by nonaffiliated financial institutions.

Borrowing Maturities: Borrowing maturities are managed in concert with the Bank’s asset and liability management strategy and are closely aligned with the ongoing management of balance sheet interest rate risk.

As of December 31, 2007, total short-term borrowings, comprised of certain FHLB advances and all securities sold under repurchase agreements, amounted to $148,246, compared with $175,246 at December 31, 2006, or 53.2% and 67.2% of total borrowings, respectively. Conversely, long-term borrowings (FHLB advances with a remaining term greater than one year) at December 31, 2007 totaled $130,607, compared with $85,466 at December 31, 2006, or 46.8% and 32.8% of total borrowings, respectively.

Given the uncertainty about the future direction of interest rates throughout most of 2007, and in light of its liability sensitive balance sheet, the Bank modified the maturity mix of borrowing maturities to moderately reduce its exposure to rising interest rates over the longer term horizon. This was accomplished by extending the maturities on a portion of new borrowings as well as the replacement certain short-term borrowings that matured during 2007.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during 2007 the Company maintained its strong capital position and continued to be a "well capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Historically, most of the Company’s capital requirements have been provided through retained earnings and this continued to be the case during the year ended December 31, 2007.

Stock Repurchase Plan: In February 2004, the Company’s Board of Directors approved a program to repurchase up to 10% of the Company’s outstanding shares of common stock, or approximately 310,000 shares. Purchases began on March 4, 2004 and were continued through December 2007. In December of 2007 the Company’s Board of Directors authorized the continuance of this program through December 31, 2008. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of December 31, 2007, the Company had repurchased 211,601 shares of stock under this plan, at a total cost of $6,121 and an average price of $28.93 per share. The Company recorded the repurchased shares as treasury stock.

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

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2007, the Company declared and distributed cash dividends in the aggregate amount of $2,899, compared with $2,761 in 2006. The Company’s 2007 dividend payout ratio amounted to 40.5%, compared with 40.1% in 2006. The total dividends paid in 2007 amounted to $0.955 per common share of stock, compared with $0.905 in 2006, representing an increase of $0.05, or 5.5%.

In the first quarter of 2008, the Company increased its quarterly cash dividend by $0.005 to $0.25 per common share, representing an increase of $0.015 or 6.4% compared with the dividend paid for the same quarter in 2007. The dividend will be paid March 15, 2008 to shareholders of record as of the close of business on February 15, 2008.

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

As of December 31, 2007 and 2006, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%.

At December 31, 2007, the Company’s total risk-based capital was $66,307 or 11.59% of risk-weighted assets, compared with $63,325, or 11.65% of total risk-weighted assets at December 31, 2006.

At December 31, 2007, the Company’s Tier I capital totaled $61,564 or 10.76% of risk-weighted assets, compared with $58,800, or 10.82% of total risk-weighted assets at December 31, 2006.

The ratio of Tier I capital to average assets, or Leverage Ratio, at December 31, 2007 was 7.10%, compared with 7.34% at December 31, 2006.

The following table sets forth the Company's regulatory capital at December 31, 2007 and 2006, under the rules applicable at that date.

	December 31, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$66,307	11.59%	$63,325	11.65%
Regulatory Requirement	45,774	8.00%	43,491	8.00%
Excess over "adequately capitalized"	$20,533	3.59%	$19,834	3.65%

Tier 1 Capital to Risk Weighted Assets	$61,564	10.76%	$58,800	10.82%
Regulatory Requirement	22,887	4.00%	21,745	4.00%
Excess over "adequately capitalized"	$38,677	6.76%	$37,055	6.82%

Tier 1 Capital to Average Assets	$61,564	7.10%	$58,800	7.34%
Regulatory Requirement	34,674	4.00%	32,040	4.00%
Excess over "adequately capitalized"	$26,890	3.10%	$26,760	3.34%

As more fully disclosed in Note 12 of the Consolidated Financial Statements in this Annual Report on Form 10-K, the Bank also maintained its standing as a well capitalized institution as defined by applicable regulatory standards. At December 31, 2007, the Bank’s Tier I Leverage, Tier I Risk-based and Total Risk-based capital ratios stood at 7.44%, 11.25% and 11.64%, respectively.

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

The following table summarizes the Company’s contractual obligations at December 31, 2007. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Operating leases	$ 265	$ 85	$ 180	$ ---	$ ---
Borrowings from Federal Home Loan Bank	256,307	125,700	81,642	22,965	26,000
Securities sold under agreements to repurchase	22,546	22,546	---	---	---
Total	$279,118	$148,331	$81,822	$22,965	$26,000

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. At December 31, 2007, the Bank had $92,500 in callable advances.

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

At December 31, 2007 and 2006, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At December 31, 2007, commitments under existing standby letters of credit totaled $506, compared with $442 at December 31, 2006. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank’s commitments to extend credit as of December 31:

COMMITMENTS TO EXTEND CREDIT

	December 31, 2007	December 31, 2006

Commitments to originate loans	$ 15,075	$ 13,340
Unused lines of credit	85,530	81,800
Un-advanced portions of construction loans	19,752	7,638
Total	$120,357	$102,778

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

At December 31, 2007, the Bank had three outstanding derivative instruments with notional amounts totaling $40,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of December 31, 2007 are summarized as follows. The reader should also refer to Note 15 of the consolidated financial statements in Part II, Item 8 in this report on Form 10-K.

INTEREST RATE SWAP AGREEMENT

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (7.25%)

The interest rate swap agreement was designated as a cash flow hedge in accordance with SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges: Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a group of Non-Benchmark-Rate-Based Loans."

The Bank is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving fixed rate payments based upon an interest rate of 6.25% over the term of the agreement.

The following table summarizes the contractual cash flows of the interest rate swap agreement outstanding at December 31, 2007, based upon the then-current Prime interest rate of 7.25%:

	Payments Due by Period

	Total	Less Than 1 Year	>1-3 Years

Fixed payments due from counter-party	$668	$627	$41
Variable payments due to counter-party based on prime rate	775	727	48
Net cash flow	($107)	($100)	($ 7)

Total net cash flows paid to counter-parties amounted to $363 and $311 in 2007 and 2006, respectively. In 2005, the net cash flows received from counter-parties totaled $3. The changes in net cash flows paid to and received from counter-parties were attributed to increases in the Prime interest rate during 2006.

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Expiration Date	Prime Strike Rate	Premium Paid	Unamortized Premium	Fair Value

$20,000	08/02/10	6.00%	$186	$137	$163
$10,000	11/01/10	6.50%	$ 69	$ 56	$136

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At December 31, 2007, liquidity, as measured by the basic surplus model, was 9.3% over the 30-day horizon and 9.0% over the 90-day horizon.

A portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens.

At December 31, 2007, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $60 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. However, there were no loans held for sale at December 31, 2007. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

RESULTS OF OPERATIONS

Net Income and Earnings Per Share

For the year ended December 31, 2007, net income amounted to $7,155, compared with $6,879 and $6,424 in 2006 and 2005, representing increases of $276 and $455, or 4.0% and 7.1%, respectively.

For the year ended December 31, 2007, fully diluted earnings per share amounted to $2.30, compared with $2.20 and $2.03 in 2006 and 2005, representing increases of $0.10 and $0.17, or 4.5% and 8.4%, respectively.

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

Total Net Interest Income: For the year ended December 31, 2007, net interest income on a fully tax- equivalent basis amounted to $23,558 compared with $22,522 and $22,615 in 2006 and 2005, representing an increase of $1,036 or 4.6% and a decline of $93 or 0.4%, respectively.

The 2007 increase in fully tax-equivalent net interest income was principally attributed to average earning asset growth of $52,888 or 7.0%, as the fully tax-equivalent net interest margin declined seven basis points to 2.91%, compared with 2006.

The 2006 decline in fully tax-equivalent net interest income was principally attributed to a 46 basis point decline in the fully tax-equivalent net interest margin, which in 2006 amounted to 2.98% compared with 3.44% in 2005. This decline was largely offset by 2006 earning asset growth of $99,128, or 15.1%. As was widely the situation throughout the banking industry, the 2006 decline in the net interest margin was largely attributed to the seventeen consecutive increases in short-term interest rates by the Federal Reserve Bank from June 2004 to June 2006 and a flat-to-inverted yield curve throughout 2006, the impact of which caused the Bank’s funding costs to increase at a faster pace than the yield on its earning asset portfolios.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s daily average balance sheets and the components of net interest income, including a reconciliation of tax equivalent adjustments, for the years ended December 31, 2007, 2006 and 2005:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2007

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$558,795	$38,027	6.81%
Taxable securities	208,641	11,712	5.61%
Non-taxable securities (3)	26,728	1,804	6.75%
Total securities	235,369	13,516	5.74%
Federal Home Loan Bank stock	12,601	813	6.45%
Fed funds sold, money market funds, and time deposits with other banks	2,068	108	5.22%

Total Earning Assets	808,833	52,464	6.49%

Non-Interest Earning Assets:
Cash and due from banks	6,823
Allowance for loan losses	(4,573)
Other assets (2)	30,123
Total Assets	$841,206

Interest Bearing Liabilities:
Deposits	$457,475	$16,222	3.55%
Securities sold under repurchase agreements and fed funds purchased	16,216	547	3.37%
Borrowings from Federal Home Loan Bank	244,424	12,137	4.97%
Total Borrowings	260,640	12,684	4.87%
Total Interest Bearing Liabilities	718,115	28,906	4.03%
Rate Spread			2.46%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	55,634
Other liabilities	4,669
Total Liabilities	778,418
Shareholders' equity	62,788
Total Liabilities and Shareholders' Equity	$841,206
Net interest income and net interest margin (3)		23,558	2.91%
Less: Tax Equivalent adjustment		(655)
Net Interest Income		$22,903	2.83%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2006

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$538,212	$35,486	6.59%
Taxable securities	169,260	8,342	4.93%
Non-taxable securities (3)	34,179	2,353	6.88%
Total securities	203,439	10,695	5.26%
Federal Home Loan Bank stock	12,181	683	5.61%
Fed funds sold, money market funds, and time deposits with other banks	2,113	107	5.06%

Total Earning Assets	755,945	46,971	6.21%

Non-Interest Earning Assets:
Cash and due from banks	8,727
Allowance for loan losses	(4,573)
Other assets (2)	28,458
Total Assets	$788,557

Interest Bearing Liabilities:
Deposits	$428,624	$13,039	3.04%
Securities sold under repurchase agreements and fed funds purchased	14,397	388	2.70%
Borrowings from Federal Home Loan Bank	227,473	11,022	4.85%
Total Borrowings	241,870	11,410	4.72%
Total Interest Bearing Liabilities	670,494	24,449	3.65%
Rate Spread			2.56%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	54,308
Other liabilities	6,176
Total Liabilities	730,978
Shareholders' equity	57,579
Total Liabilities and Shareholders' Equity	$788,557
Net interest income and net interest margin (3)		22,522	2.98%
Less: Tax Equivalent adjustment		(826)
Net Interest Income		$21,696	2.87%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2005

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$479,974	$29,601	6.17%
Taxable securities	132,604	5,592	4.22%
Non-taxable securities (3)	31,423	2,222	7.07%
Total securities	164,027	7,814	4.76%
Federal Home Loan Bank stock	10,731	466	4.34%
Fed funds sold, money market funds, and time deposits with other banks	2,085	70	3.36%

Total Earning Assets	656,817	37,951	5.78%

Non-Interest Earning Assets:
Cash and due from banks	8,602
Allowance for loan losses	(4,767)
Other assets (2)	28,992
Total Assets	$689,644

Interest Bearing Liabilities:
Deposits	$364,120	$ 6,941	1.91%
Securities sold under repurchase agreements and fed funds purchased	14,637	272	1.86%
Borrowings from Federal Home Loan Bank	195,124	8,123	4.16%
Total Borrowings	209,761	8,395	4.00%
Total Interest Bearing Liabilities	573,881	15,336	2.67%
Rate Spread			3.11%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	53,830
Other liabilities	5,801
Total Liabilities	633,512
Shareholders' equity	56,132
Total Liabilities and Shareholders' Equity	$689,644
Net interest income and net interest margin (3)		22,615	3.44%
Less: Tax Equivalent adjustment		(756)
Net Interest Income		$21,859	3.33%

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

The Company’s net interest margin amounted to 2.91% in 2007, compared with 2.98% and 3.44% in 2006 and 2005, representing year-over-year declines of 7 and 46 basis points, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED	2007				2006
	Average Rate				Average Rate
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest Earning Assets:
Loans (1,2)	6.71%	6.88%	6.88%	6.74%	6.68%	6.67%	6.57%	6.45%

Taxable securities	5.78%	5.65%	5.62%	5.38%	5.03%	4.91%	4.97%	4.79%
Non-taxable securities (2)	6.71%	6.66%	6.79%	6.80%	6.80%	6.74%	6.96%	7.02%
Total securities	5.87%	5.75%	5.77%	5.56%	5.30%	5.21%	5.31%	5.21%
Federal Home Loan Bank stock	6.31%	6.41%	6.56%	6.54%	6.13%	11.04%	0.00%	5.12%
Fed Funds sold, money market funds, and time deposits with other banks	5.01%	5.19%	5.67%	4.88%	5.20%	5.27%	5.01%	3.41%
Total Earning Assets	6.45%	6.53%	6.57%	6.40%	6.29%	6.34%	6.11%	6.09%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	3.51%	3.60%	3.56%	3.51%	3.37%	3.22%	2.92%	2.62%

Securities sold under repurchase agreements	3.74%	3.28%	3.24%	3.03%	2.96%	2.78%	2.55%	2.46%
Other borrowings	4.77%	5.02%	5.02%	5.06%	5.01%	5.01%	4.81%	4.54%
Total Borrowings	4.69%	4.92%	4.93%	4.95%	4.87%	4.89%	4.69%	4.42%
Total Interest Bearing Liabilities	3.95%	4.08%	4.04%	4.04%	3.89%	3.81%	3.58%	3.29%

Rate Spread	2.50%	2.45%	2.53%	2.36%	2.40%	2.53%	2.53%	2.80%

Net Interest Margin (2)	2.97%	2.93%	2.96%	2.79%	2.87%	2.97%	2.90%	3.19%

Net Interest Margin without Tax Equivalent Adjustments	2.89%	2.86%	2.88%	2.70%	2.77%	2.86%	2.79%	3.06%

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

In 2005, the Bank’s net interest margin began to decline and this decline steadily continued through the first quarter of 2007. The declining net interest margin was principally attributed to the increases in the Bank’s cost of funds outpacing the increases in yields on its interest earning assets, reflecting the re-pricing of a large portion of the Bank’s funding base during a period of rapidly rising short-term interest rates, combined with highly competitive pricing pressures with respect to loans and deposits, and the inherent net interest margin challenges widely associated with a flat or inverted U.S. Treasury yield curve.

In the second quarter of 2007, the Bank’s year-over-year net interest margin stabilized, as the increase in the Bank’s weighted average cost of funds was less than the increase in the weighted average yield on its earning asset portfolios. Also in the second quarter of 2007, the yield curve began to steepen, as long-term interest rates advanced to five-year highs, favorably impacting the Bank’s net interest margin. During last four months of 2007, the Federal Reserve lowered short-term interest rates three times for a total of one hundred basis points. These actions favorably impacted the Bank’s net interest margin, reflecting its liability sensitive balance sheet. For the fourth quarter of 2007 the Bank’s net interest margin was showing an increase of 10 basis points compared with the same quarter in 2006 and was up 4 basis points on a linked quarter basis.

For the year ended December 31, 2007 the weighted average yield on average earning assets amounted to 6.49%, compared with 6.21% and 5.78% in 2006 and 2005, representing increases of 28 and 43 basis points, respectively. The weighted average cost of interest bearing liabilities amounted to 4.03% in 2007, compared with 3.65% and 2.67% in 2006 and 2005, representing year-over-year increases of 38 and 98 basis points, respectively. In short, during 2007 and 2006, the increases in the weighted average cost of the Bank’s interest bearing liabilities exceeded the increases in weighted average yields on its earning assets portfolios by 10 and 55 basis points, respectively.

As noted above, the Federal Reserve’s actions in reducing short-term interest rates in late 2007 favorably impacted the Bank’s net interest margin. In the fourth quarter of 2007, the increase in the weighted average yield on earning assets exceeded the increase in the weighted average cost of interest bearing liabilities by 10 basis points, compared with the same quarter in 2006. Fourth quarter 2007 tax-equivalent net interest income was up $691, or 12.4%, compared with the same quarter in 2006.

Company management anticipates that the Federal Reserve’s actions in reducing short-term interest rates (including the additional 125 basis point reduction in January 2008), if sustained, will continue to have a positive impact on the Bank’s future net interest margin and future levels of net interest income, given its liability sensitive balance sheet.

The Bank’s interest rate sensitivity position is more fully described in Part II, Item 7a of this Annual Report on Form 10-K, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the year ended December 31, 2007, total interest income, on a fully tax-equivalent basis, amounted to $52,464, compared with $46,971 and $37,951 in 2006 and 2005, representing year-over-year increases of $5,493 and $9,020, or 11.7% and 23.8%, respectively.

The $5,493 increase in 2007 interest income was attributed to average earning asset growth of $52,888 or 7.0%, combined with a 28 basis point increase in the weighted average earning asset yield, compared with 2006. Interest income from loans increased $2,541, or 7.2%, attributed to average loan growth of $20,583 or 3.8%, and an increase in the weighted average loan portfolio yield of 22 basis points, compared with 2006. Interest income from securities increased $2,821, or 26.4%, which was attributed to average securities growth of $31,930 or 16.0%, and an increase in the weighted average securities portfolio yield of 48 basis points, compared with 2006. The increase in yield on the securities portfolio principally reflects the restructuring of a portion of the securities portfolio in the second quarter of 2007 and the availability of higher market yields during certain periods in 2007 compared with prior years.

The $9,020 increase in 2006 interest income compared with 2005 was attributed to average earning asset growth of $99,128 or 15.1%, combined with a 43 basis point increase in the weighted average earning asset yield. The increases in short-term interest rates by the Federal Reserve in 2005 and 2006 favorably impacted the weighted average yields on the Bank’s variable rate loan portfolios in 2006. In addition, during 2006 cash flows from the Bank’s fixed rate loan and securities portfolios were generally reinvested into higher yielding earning assets.

As depicted on the rate / volume analysis tables below, the increased volume of average earning assets on the balance sheet during 2007 contributed $3,009 to the increase in interest income compared with 2006, while the increase attributed to the impact of a higher weighted average earning assets yield amounted to $2,484. In 2006, the increased volume of average earning assets on the balance sheet contributed $5,715 to the increase in interest income compared with 2005, while the increase attributed to the impact of a higher weighted average earning assets yield amounted to $3,305.

Interest Expense: For the year ended December 31, 2007, total interest expense amounted to $28,906, compared with $24,449 and $15,336 in 2006 and 2005, representing year-over-year increases of $4,457 and $9,113, or 18.2% and 59.4%, respectively.

The $4,457 increase in 2007 interest expense compared with 2006 was principally attributed to a $47,621 or 7.1% increase in average interest bearing liabilities, combined with a 38 basis point increase in the weighted average rate paid on interest bearing liabilities. The increase in the weighted average cost of interest bearing deposits outpaced the weighted average cost of borrowed funds by 36 basis points, reflecting the re-pricing of certain maturity time deposits, highly competitive market pricing pressures for deposits and a higher utilization of brokered time deposits. Given the highly competitive market pricing pressures and the need to strengthen customer relationships, in 2007 the Bank more closely followed the market with respect to the upward pricing and re-pricing of maturity and non-maturity deposits.

The $9,113 increase in 2006 interest expense compared with 2005 was principally attributed to a $96,613 or 16.8% increase in average interest bearing liabilities, combined with a 98 basis point increase in the weighted average rate paid on interest bearing liabilities. The increase in the weighted average cost of interest bearing liabilities was principally attributed to increases in short-term market interest rates between periods and, to a lesser extent, a proportionately higher utilization of wholesale funding.

As depicted on the rate/volume analysis tables below, the increased volume of average interest bearing liabilities on the balance sheet during 2007 contributed $1,810 to the increase in interest expense compared with 2006, while the increase attributed to the impact of a higher weighted average rate paid on interest bearing liabilities contributed $2,647. In 2006, the increased volume of average interest bearing liabilities on the balance sheet contributed $2,851 to the increase in interest expense compared with 2005, while the increase attributed to the impact of a higher weighted average rate paid on interest bearing liabilities contributed $6,262.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
FOR THE YEAR ENDED DECEMBER 31, 2007 VERSUS DECEMBER 31, 2006
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change
ASSETS
Loans (1,2)	$1,381	$1,160	$2,541
Taxable securities	2,110	1,260	3,370
Non-taxable securities (2)	(504)	(45)	(549)
Total Securities	24	106	130
Fed funds sold, money market funds, and time deposits with other banks	(2)	3	1
Total Earning Assets	3,009	2,484	5,493

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	920	2,263	3,183
Securities sold under repurchase agreements and fed funds purchased	53	106	159
Other borrowings	837	278	1,115
Total Interest Bearing Liabilities	$1,810	$2,647	$4,457

Net Change In Net Interest Income (2)	$1,199	$ (163)	$1,036

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
FOR THE YEAR ENDED DECEMBER 31, 2006 VERSUS DECEMBER 31, 2005
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change
ASSETS
Loans (1,2)	$3,750	$ 2,135	$5,885
Taxable securities	1,708	1,042	2,750
Non-taxable securities (2)	187	(56)	131
Total Securities	69	148	217
Fed funds sold, money market funds, and time deposits with other banks	1	36	37
Total Earning Assets	$5,715	$ 3,305	$9,020

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	1,397	4,701	6,098
Securities sold under repurchase agreements and fed funds purchased	(4)	120	116
Other borrowings	1,458	1,441	2,899
Total Interest Bearing Liabilities	$2,851	$ 6,262	$9,113

Net Change In Net Interest Income (2)	$2,864	$(2,957)	$ (93)

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

The Bank’s non-performing loans remained at relatively low levels during 2007, despite an increase from 2006. At December 31, 2007, total non-performing loans amounted to $2,062, or 0.36% of total loans, compared with $628 or 0.11% at December 31, 2006. The allowance expressed as a percentage of non-performing loans amounted to 230% at December 31, 2007, compared with 721% at December 31, 2006.

The Bank's loan loss experience remained at low levels during 2007. For the year ended December 31, 2007 net loan charge-offs amounted to $238, or net charge-offs to average loans outstanding of 0.04%, compared with $253 or net charge-offs to average loans outstanding of 0.05% in 2006.

For the year ended December 31, 2007, the Bank recorded a provision for loan losses of $456, compared with $131 in 2006 and no provision in 2005. The increase in the 2007 provision for loan losses compared with 2006 principally reflected the growth in the total loan portfolio and, to a lesser extent, the increase in non-performing loans.

Refer to Part II, Item 7, Allowance for Loan Losses, in this Annual Report on Form 10-K for further discussion and analysis regarding the provision for loan losses.

Non-Interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the year ended December 31, 2007, total non-interest income amounted to $5,929, compared with $6,876 and $6,415 in 2006 and 2005, representing a decline of $947 or 13.8% and an increase of $461 or 7.2%, respectively.

The $947 decline in 2007 non-interest income compared with 2006 was principally attributed to a $1,426 decline in net securities gains, principally resulting from the Bank’s restructuring of a portion of its securities portfolio in 2007. Excluding securities gains and losses, 2007 non-interest income increased $479, or 7.8%, compared with 2006.

Factors contributing to the changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Financial Services Income: Income from trust and financial services represented 39.4% of the Company’s total non-interest income in 2007, compared with 30.5% and 31.1% in 2006 and 2005, respectively.

Income from trust and financial services is principally derived from fee income based on a percentage of the market value of client assets under management and held in custody and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the year ended December 31, 2007, income generated from trust and financial services amounted to $2,335, compared with $2,096 and $1,992 in 2006 and 2005, representing year-over-year increases of $239 and $104, or 11.4% and 5.2%, respectively.

The 2007 increase in fee income from trust and financial services was principally attributed to the growth of the managed assets portfolio at Trust Services. At December 31, 2007, total assets under management stood at $278,227, compared with $252,057 at December 31, 2006, representing an increase of $26,170, or 10.4%.

The 2006 increase in fee income from trust and financial services was driven by trust and investment services, as revenue generated from third-party brokerage activities at Bar Harbor Financial Services posted moderate declines, reflecting lower trading volumes, including sales of mutual funds and annuity products. During 2006, the Company placed less emphasis on third-party brokerage activities and reduced the associated operating overhead. At December 31, 2006, total assets under management at Trust Services stood at $252,057, compared with $220,537 at December 31, 2005, representing an increase of $31,520, or 14.3%.

Service Charges on Deposit Accounts: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, automated teller machine ("ATM") fees and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 27.4% of total 2007 non-interest income, compared with 22.7% and 21.7% in 2006 and 2005, respectively.

For the year ended December 31, 2007, income generated from service charges on deposit accounts amounted to $1,624, compared with $1,559 and $1,390 in 2006 and 2005, representing year-over-year increases of $65 and $169 or 4.2% and 12.2%, respectively.

The 2007 increase in service charges on deposits compared with 2006 was principally attributed to the continued growth of the Bank’s retail, non-maturity deposit account base and, to a lesser extent, increased ATM fees reflecting a relatively strong tourist season in the markets served by the Bank.

The 2006 increase in service charges on deposits compared with 2005 was principally attributed to the introduction of a new overdraft protection service, which was launched by the Bank in the latter part of 2005. The increase also reflected the continued growth of the Bank’s retail, non-maturity deposit base.

Credit Card Service Charges and Fees: This income is principally derived from the Bank’s merchant credit card transaction processing services, its Visa debit card product and, to a lesser extent, fees associated with its Visa credit card portfolio. Historically, the Bank’s merchant credit card activities have been highly seasonal in nature with transaction and fee income volumes peaking in summer and autumn, while declining in winter and spring. Income from credit card service charges and fees represented 35.4% of total 2007 non-interest income, compared with 26.3% and 29.2% in 2006 and 2005, respectively.

For the year ended December 31, 2007, income generated from credit card service charges and fees amounted to $2,100, compared with $1,812 and $1,876 in 2006 and 2005, representing an increase of $288 or 15.9% and a decline of $64 or 3.4%, respectively.

The 2007 increase in credit card service charges and fees compared with 2006 was principally attributed to an increase in debit card fees, reflecting the ongoing growth of the Bank’s non-maturity deposit account base, combined with the highly successful introduction of a new deposit product that offers rewards for debit card transactions. Merchant credit card processing fees also posted an increase, reflecting new business and higher merchant credit card processing volumes compared with 2006. The $288 increase in credit and debit card processing fees was greater than the $155 increase in credit and debit card processing expense, which is included in non-interest expense in the Company’s consolidated statements of income.

The 2006 decline in credit card service charges and fees compared with 2005 was principally attributed to lower merchant credit card processing volumes. The lower volumes were attributed, in part, to the partial relocation of the Bank’s largest merchant credit card client, combined with intensifying competition from large regional processors. The declines in merchant credit card processing revenue were more than offset by declines in merchant credit card processing expense, which is included in non-interest expense in the Company’s consolidated statements of income.

While merchant credit card processing profit margins have generally tightened over the past few years, with competition from large regional processors intensifying, the Bank has been able to sustain a meaningful revenue stream through new business, increased volumes of transactions, competitive pricing strategies, and the local support offered by a community bank.

Net Securities Gains (Losses): For the year ended December 31, 2007, net securities losses amounted to $671, compared with net securities gains of $755 and $580 in 2006 and 2005, representing a decline of $1,426 or 188.9% and an increase of $175 or 30.2%, respectively.

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

The $671 in net securities losses recorded in 2007 were comprised of securities impairment losses of $1,162 and realized losses of $150 on the sale of securities, offset in part by realized gains on the sale of securities amounting to $641.

The recording of securities gains or losses in future reporting periods is uncertain. However, it is important to note that the available for sale securities portfolio is managed in concert with well-structured asset and liability management policies and Bank management will continue to respond to changes in market interest rates and the shape of the yield curve, changes in securities pre-payment or extension risk, changes in the availability of and yields on alternative investments, and the Bank’s need for adequate liquidity.

Other Operating Income: Other operating income represented 5.5% of total 2007 non-interest income, compared with 6.3% and 5.1% in 2006 and 2005, respectively. For the year ended December 31, 2006 total other operating income amounted to $326, compared with $432 and $330 in 2006 and 2005, representing a decline of $106 or 24.5% and an increase of $102 or 30.9%, respectively.

The decline in other operating income in 2007 compared with 2006 was attributed to a $150 gain on the sale of a parcel of real estate adjacent to the Bank’s Southwest Harbor, Maine branch office recorded in 2006. Likewise, the increase in 2006 other operating income was attributed to this gain on the sale of real estate.

Other operating income also includes income from bank-owned life insurance ("BOLI"), representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies.

Non-interest Expense

For the year ended December 31, 2007, total non-interest expense amounted to $18,201, compared with $18,677 and $19,268 in 2006 and 2005, representing year-over-year declines of $476 and $591 or 2.5% and 3.1%, respectively.

As more fully discussed below, the decline in 2007 non-interest expense compared with 2006 was principally attributed to the settlement of the Company’s limited post retirement benefit program, the financial impact of which reduced 2007 non-interest expense by $832.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the year ended December 31, 2007, total salaries and employee benefit expenses amounted to $9,368, compared with $9,292 and $9,795 in 2006 and 2005, representing an increase of $76 or 0.8% and a decline of $503 or 5.1%, respectively.

The relatively small increase in 2007 salaries and employee benefits expense compared with 2006 was principally attributed to normal employee compensation increases, offset in part by changes in overall staffing levels and mix and certain modifications to employee benefit programs.

The $503 decline in 2006 salaries and employee benefits expense compared with 2005 was achieved through a variety of factors including: lower levels of employee health insurance costs in 2006 due to favorable claims experience; changes to employee insurance programs; changes in overall staffing levels and mix; lower levels of incentive compensation; and certain employee severance costs recorded in 2005.

Postretirement Plan Settlement: In 2007, the Company settled its limited postretirement benefit program, which funded medical coverage and life insurance benefits to a closed group of active and retired employees who met minimum age and service requirements. The Company voluntarily paid out $699 to plan participants. This payment fully settled all Company obligations related to this program. In connection with the settlement of the postretirement program, the Company recorded a first quarter reduction in non-interest expense of $832, representing the remaining accrued benefit obligation and the actuarial gain related to the program.

Occupancy Expenses: For the year ended December 31, 2007, total occupancy expenses amounted to $1,275, compared with $1,303 and $1,168 in 2006 and 2005, representing a decline of $28 or 2.1% and an increase of $135 or 11.6%, respectively.

The $28 decline in 2007 occupancy expenses compared with 2006 was principally attributed to small declines in a variety of expense categories including utilities, grounds keeping and real estate taxes.

The $135 increase in 2006 occupancy expenses compared with 2005 was principally attributed to the renovation and opening of a new branch office in the community of Somesville, Maine during the first quarter of 2006. The Somesville branch office is a leased facility.

Furniture and Equipment Expenses: For the year ended December 31, 2007, total furniture and equipment expenses amounted to $1,718, compared with $1,844 and $1,664 in 2006 and 2005, representing a decline of $126 or 6.8% an increase of $180 or 10.8%, respectively.

The $126 decline in 2007 furniture and equipment expenses compared with 2006 was attributed to declines in a variety of expense categories including depreciation expense, maintenance contracts, miscellaneous equipment purchases and personal property taxes. The decline also reflects certain expenses associated with the Bank’s major renovation and opening of a new branch office in the community of Somesville, Maine in 2006.

The $180 increase in 2006 furniture and equipment expenses compared with 2005 was principally attributed to certain expenses associated with the Bank’s renovation and opening of a new branch office in the community of Somesville, Maine in early 2006, combined with certain expenses associated with the upgrade and maintenance of the Company’s technology infrastructure.

Credit Card Expenses: For the year ended December 31, 2007, total credit card expenses amounted to $1,469, compared with $1,314 and $1,397 in 2006 and 2005, representing an increase of $155 or 11.8% and a decline of $83 or 5.9%, respectively.

Credit and debit card expenses principally relate to the Bank’s merchant credit and debit card processing activities, Visa debit card processing expenses and, to a lesser extent, its Visa credit card portfolio.

The $155 increase in 2007 credit and debit card expenses compared with 2006 was principally attributed to increases in the volume of debit card transactions, reflecting the growth of the Bank’s retail checking account base and the introduction of a new deposit product that provides customer rewards for debit card activity. Merchant credit card processing fees were also moderately higher in 2007, principally reflecting higher merchant credit card processing volumes compared with 2006. The 2007 increases in credit and debit card expenses were less than the related increases in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

The $83 decline in 2006 credit and debit card expenses compared with 2005 was principally attributed to lower merchant credit card processing volumes. The lower processing volumes were principally attributed to the partial relocation of the Bank’s largest merchant credit card client and, to a lesser extent, a somewhat slower tourist season in the markets served by the Bank compared with 2005.

Other Operating Expenses: For the year ended December 31, 2007, total other operating expenses amounted to $5,203, compared with $4,924 and $5,244 in 2006 and 2005, representing an increase of $279 or 5.7% and a decline of $320 or 6.1%, respectively.

The $279 increase in 2007 other operating expenses compared with 2006 was principally attributed to the recording of a $243 liability (litigation accrual) related to the Bank’s membership interest in Visa Inc.

The Bank’s merchant services and Visa credit card business acquires and issues credit and debit card transactions through Visa U.S.A. Inc. Card Association or its affiliates (collectively "Visa U.S.A."). The Bank has a de minimus membership interest in Visa U.S.A. (0.00473%). In October 2007, Visa, Inc. ("Visa") completed a restructuring including Visa U.S.A. and issued shares of Visa Inc. common stock to its financial institution members in preparation for its planned initial public offering ("IPO"), anticipated in the first quarter of 2008 (the "Visa Reorganization"). As a member of Visa, the Bank has an obligation to indemnify Visa U.S.A. under its bylaws and Visa under a retrospective responsibility plan, approved as part of the Visa Reorganization, for contingent losses in connection covered litigation (the "Visa Indemnification") disclosed in Visa’s public filings with the Securities and Exchange Commission ("SEC"), based on its membership proportion. The Bank is not a party to the lawsuits brought against Visa U.S.A.

As part of the Visa Reorganization, the Bank received its proportionate number of Class USA shares of Visa Inc. common stock, or 20,187 shares. In connection with the IPO, it is expected that a portion of these shares will be redeemed for cash, with the remaining shares to be converted to Class A shares three years after the IPO or upon settlement of the litigation, whichever is later. Additionally, Visa is expected to set aside a portion of the proceeds from the IPO in an escrow account for the benefit of member financial institutions to fund expenses of the litigation as well as the members proportionate share of any judgments or settlements that may arise out of the litigation.

In November 2007, the SEC accounting staff provided preliminary guidance with respect to a number of accounting issues arising out of the Visa Reorganization. Also in November 2007, Visa announced the settlement of the portion of the litigation involving American Express. In December 2007, the SEC accounting staff provided further guidance on these accounting matters, including among other things, that Visa member institutions are required to recognize their portion of the Visa indemnification at the estimated fair value of such obligation in accordance with FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". While the determination of fair value the Bank’s Visa indemnification is highly judgmental, the Company recognized a liability of $243. Also as a result of the guidance provided by the SEC staff, the Company has not reflected in its financial statements any value for the Bank’s membership interest in Visa as a result of the Visa Reorganization. Upon completion of the anticipated IPO, the fair value of such interest will be realized in the Company’s financial statements based on the value of shares utilized to establish the escrow account (limited to the amount of the obligation recorded) and shares redeemed for cash. Company management expects the value of these shares to exceed the $243 charge recorded in 2007.

Excluding the $243 Visa litigation charge, other operating expenses totaled $4,960 for the year ended December 31, 2007, compared with $4,924 in 2006, representing an increase of $36, or 0.7%. The increase was principally attributed to moderate increases in a variety of expense categories including telecommunications, charitable contributions and loan collections expense, largely offset by declines in marketing, training, software depreciation, and courier expenses.

The $320 decline in 2006 other operating expenses compared with 2005 was attributed to declines in a wide variety of expense categories including professional services, equipment maintenance, charitable contributions, loan collection, marketing, public relations, audits and exams, ATM processing, and a variety of other miscellaneous expenses. The decline in other operating expenses reflected management’s continuing efforts to improve operating efficiencies and reduce the Company’s overall operating overhead.

Income Taxes

For the year ended December 31, 2007, total income taxes amounted to $3,020, compared with $2,885 and $2,582 in 2006 and 2005, representing year-over-year increases of $135 and $303, or 4.7% and 11.7%, respectively.

The Company’s effective income tax rate in 2007 amounted to 29.7%, compared with 29.5% and 28.7% in 2006 and 2005, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax-exempt income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

Recent Accounting Developments

The following information addresses new or proposed accounting pronouncements that could have an impact on the Company’s financial condition or results of operations.

Business Combinations: In December 2007, the Financial Accounting Standards Board ("FASB") issued revised Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," or SFAS No. 141(R). SFAS No. 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (formally the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company) and may not be applied before that date.

Non-controlling interests in Consolidated Financial Statements: In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 also amends SFAS No. 128, "Earnings per Share," so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008 (January 1, 2009 for the Company) and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have an impact on the Company’s financial condition or results of operations.

Written Loan Commitments Recorded at Fair Value Through Earnings: In November 2007, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings."   SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007 (January 1, 2008 for the Company). SAB No. 109 is not expected to have a material impact on the Company’s financial condition or results of operations.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force (the "EITF") on Issue No. 06-01, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards," which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R). The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. EITF Issue No. 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Retrospective application to previously issued financial statements is prohibited. EITF Issue No. 06-11 is not expected to have an impact on the Company’s financial condition or results of operations.

Fair Value Measurements for Financial Assets and Liabilities: In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115," which permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future.

The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement attributes. SFAS 159 establishes presentation and disclosure requirements including a requirement to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, "Fair Value Measurements," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (January 1, 2008 for the Company). Early adoption was permitted as of the beginning of the previous fiscal year provided that the entity made that choice in the first 120 days of that fiscal year and also adopts the provisions of SFAS 157 at the same time. The Company did not adopt SFAS 159 early and does not anticipate that the adoption of this standard will have a material impact on its financial condition or results of operations. The fair value option was not elected for any financial instrument as of January 1, 2008.

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using: (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs. SFAS No. 157 applies only to fair value measurements already required or permitted by other standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year (January 1, 2008 for the Company). The provisions are to be applied prospectively as of the beginning of the fiscal year in which the Statement is applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. While SFAS No. 157 will affect certain of the Company’s fair value disclosures, it is not expected to have a material impact on the Company’s financial condition or results of operations.

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

The responsibility for interest rate risk management oversight is the function of the Bank’s Asset and Liability Committee ("ALCO"), chaired by the Chief Financial Officer and composed of various members of senior management. ALCO meets regularly to review balance sheet structure, formulate strategies in light of current and expected economic conditions, adjust product prices as necessary, implement policy, monitor liquidity, and review performance against guidelines established to control exposure to the various types of inherent risk.

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

The Bank’s static interest rate sensitivity gap is summarized below:

INTEREST RATE RISK
CUMULATIVE STATIC GAP POSITION
December 31, 2007 and 2006

	One Day To Six Months	Over Six Months To One Year	Over One To Two Years

December 31, 2007	$ (66,095)	$ (49,609)	$ 19,011
December 31, 2006	$(150,320)	$(137,085)	$ 79,549
Change ($)	$ 84,225	$ 87,476	$(60,538)

The Bank’s December 31, 2007 cumulative interest rate risk sensitivity static gap position indicated that the Bank’s balance sheet was liability sensitive over the twelve-month horizon and was moderately asset sensitive beyond the twelve-month horizon.

Comparing 2007 with 2006, the liability sensitivity of the Bank’s balance sheet declined. Changes in the Bank’s cumulative static gap position from the prior year principally reflect higher levels of longer term funding, and overall changes in the maturity and re-pricing mix of earning assets and interest bearing liabilities. Additionally, pursuant to the Bank’s asset and liability management strategy, management extended the maturities on a portion of its wholesale funding base during 2007, in order to lessen the Bank’s exposure to rising interest rates.

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

  Various non-parallel shifts in the yield curve, including changes in either short-term or long-term rates over a twelve-month horizon, together with a dynamic balance sheet anticipated to be consistent with such interest rate changes; and
  An extension of the foregoing simulations to each of two, three, four and five year horizons to determine the interest rate risk with the level of interest rates stabilizing in years two through five. Even though rates remain stable during this two to five year time period, re-pricing opportunities driven by maturities, cash flow, and adjustable rate products will continue to change the balance sheet profile for each of the interest rate conditions.

Changes in net interest income based upon the foregoing simulations are measured against the flat interest rate scenario and actions are taken to maintain the balance sheet interest rate risk within established policy guidelines.

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2007, over one and two year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGES IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
DECEMBER 31, 2007

	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short Term Rates
Year 1
Net interest income change ($)	$ 932	$(1,555)	$1,711
Net interest income change (%)	3.57%	(5.96%)	6.56%
Year 2
Net interest income change ($)	$1,455	$(1,964)	$4,883
Net interest income change (%)	5.58%	(7.53%)	18.72%

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

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will trend moderately upward over the one and two-year horizons and beyond. The upward trend principally results from the downward re-pricing of a large portion of the Bank’s short term funding base in response to the 100 basis point reduction in the Fed Funds rate in late 2007, unlike the Bank’s fixed rate earning asset portfolios which were generally not impacted by the declining Fed Funds rate. The upward trend also reflects the re-investment of a portion of securities and loan cash flows into higher current interest rate levels. Management anticipates that only moderate earning asset growth would be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming short-term and long-term interest rates decline from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will increase over the one and two-year horizons. The interest rate sensitivity simulation model suggests that funding cost reductions will outpace falling asset yields, favorably impacting net interest income. While the interest rate sensitivity model suggests that net interest income will be pressured by accelerated cash flows on earning assets and the re-pricing of the Bank’s earning asset base, management believes this is a scenario that is not likely to occur. In this regard, at December 31, 2007 long-term interest rates continued below historical norms, with the 10-year U.S. Treasury note closing the year at 4.02%. Management believes that a 200 basis point decline in long-term interest rates, or a 10-year U.S. Treasury note of 2.02%, would be unprecedented and unlikely to occur. Notwithstanding, management anticipates that only moderate earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. Given the shape of the yield curve at December 31, 2007 combined with the prospect of further interest rate reductions by the Federal Reserve, management modeled alternative future interest rate scenarios and the anticipated impact on net interest income. Assuming the Bank’s balance sheet structure and size remain at current levels, with the short-term Federal Funds interest rate declining 200 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will significantly improve over the twelve-month horizon and continue to strengthen over the twenty-four month horizon. The model indicates that funding costs will show significant declines while earning asset yields will only decline moderately. In addition, loan and securities cash flows will be reinvested into higher yielding earning assets. Management believes the foregoing scenario is more likely than a parallel 200 basis point decline in short and long-term interest rates, given the current shape of the yield curve. Management also believes this scenario will significantly increase net interest income without the benefit of earning asset growth.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points, and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will post moderate declines over the twelve and twenty four month horizons, and then begin a steady recovery. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price more quickly than its earning asset portfolios, causing a decline in net interest income. As funding costs begin to stabilize towards the end of the second year of the simulation, the earning asset portfolios continue to re-price at prevailing interest rate levels and cash flows from earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and improving levels of net interest income. Management believes that strong earning asset growth will be necessary to increase the current level of net interest income should short and long-term interest rates rise in parallel. Management also believes that, based on a variety of current economic indicators, it is not likely the Federal Reserve will increase short-term interest rates any time in the near future. Notwithstanding this consideration, management has the ability to respond to anticipated or potential changes in interest rates in order to protect future levels of net interest income. For example, to protect against rising interest rates, longer term funding, which is currently at cyclical interest rate lows, could be added to the balance sheet as short term funding maturities come due.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2007, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

The following table summarizes the Bank’s net interest income sensitivity analysis that was prepared as of December 31, 2006, over one and two-year horizons, and assuming a parallel shift in the yield curve. The table also summarizes net interest income sensitivity under a non-parallel shift in the yield curve, whereby short-term rates declined by 200 basis points.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
DECEMBER 31, 2006

	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short Term Rates
Year 1
Net interest income change ($)	$1,796	$ (2,352)	$2,327
Net interest income change (%)	8.15%	(10.67%)	10.56%

Year 2
Net interest income change ($)	$2,860	$(3,014)	$5,594
Net interest income change (%)	12.98%	(13.68%)	25.38%

During the first nine months of 2007, short-term interest rate (Fed Funds) remained unchanged. As had been anticipated by management through use of the interest rate sensitivity model in a flat rate scenario, the Bank’s net interest income growth of 3% during that period was largely a reflection of earning asset growth.

From September 20, 2007 to December 31, 2007, the Federal Reserve decreased short-term interest rates three times for a total of 100 basis points. As was anticipated by Management through use of the interest rate sensitivity model, the Bank’s net interest income was favorable impacted by the decline in short-term interest rates. While the full impact of interest rate reductions are typically not immediate, the Bank’s fourth quarter net interest margin was up 12 basis points over the same quarter in 2006 and 4 basis points on a linked quarter basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bar Harbor Bankshares:

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," as of January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 13, 2008

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(in thousands, except share data)

	December 31, 2007	December 31, 2006
Assets
Cash and due from banks	$ 7,726	$ 11,838
Overnight interest bearing money market funds	5	7,709
Total cash and cash equivalents	7,731	19,547
Securities available for sale, at fair value	264,617	213,252
Federal Home Loan Bank stock	13,156	11,849
Loans	579,711	555,099
Allowance for loan losses	(4,743)	(4,525)
Loans, net of allowance for loan losses	574,968	550,574
Premises and equipment, net	10,795	11,368
Goodwill	3,158	3,158
Bank owned life insurance	6,340	6,116
Other assets	8,707	9,013
TOTAL ASSETS	$889,472	$824,877

Liabilities
Demand and other non-interest bearing deposits	$ 65,161	$ 53,872
NOW accounts	67,050	63,588
Savings and money market deposits	163,009	164,213
Time deposits	140,204	132,285
Brokered time deposits	103,692	82,361
Total deposits	539,116	496,319
Short-term borrowings	148,246	175,246
Long-term debt	130,607	85,466
Other liabilities	5,529	6,795
TOTAL LIABILITIES	823,498	763,826

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at December 31, 2007 and December 31, 2006	7,287	7,287
Surplus	4,668	4,365
Retained earnings	63,292	59,339
Accumulated other comprehensive income (loss):
Prior service cost and unamortized net actuarial gains/losses on employee benefit plans, net of tax of ($64) and $80, at December 31, 2007 and December 31, 2006, respectively	(124)	156
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $616 and ($351), at December 31, 2007 and December 31, 2006, respectively	1,196	(680)
Net unrealized appreciation (depreciation) on derivative instruments, net of tax of $24 and ($221) at December 31, 2007 and December 31, 2006, respectively	46	(429)
Total accumulated other comprehensive income (loss)	1,118	(953)
Less: cost of 640,951 and 596,169 shares of treasury stock at December 31, 2007 and December 31, 2006, respectively	(10,391)	(8,987)

TOTAL SHAREHOLDERS' EQUITY	65,974	61,051

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$889,472	$824,877

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands, except share data)

	2007	2006	2005
Interest and dividend income:
Interest and fees on loans	$ 37,923	$ 35,388	$ 29,553
Interest and dividends on securities and other earning assets	13,886	10,757	7,642
Total interest and dividend income	51,809	46,145	37,195

Interest expense:
Deposits	16,222	13,039	6,941
Short-term borrowings	5,967	6,359	2,648
Long-term debt	6,717	5,051	5,747
Total interest expense	28,906	24,449	15,336

Net interest income	22,903	21,696	21,859
Provision for loan losses	456	131	---
Net interest income after provision for loan losses	22,447	21,565	21,859

Non-interest income:
Trust and other financial services	2,335	2,096	1,992
Service charges on deposit accounts	1,624	1,559	1,390
Other service charges, commissions and fees	215	222	247
Credit card service charges and fees	2,100	1,812	1,876
Net securities (losses) gains	(671)	755	580
Other operating income	326	432	330
Total non-interest income	5,929	6,876	6,415

Non-interest expense:
Salaries and employee benefits	9,368	9,292	9,795
Postretirement plan settlement	(832)	---	---
Occupancy expense	1,275	1,303	1,168
Furniture and equipment expense	1,718	1,844	1,664
Credit card expenses	1,469	1,314	1,397
Other operating expense	5,203	4,924	5,244
Total non-interest expense	18,201	18,677	19,268

Income before income taxes	10,175	9,764	9,006
Income taxes	3,020	2,885	2,582

Net income	$ 7,155	$ 6,879	$ 6,424

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,037,074	3,049,777	3,076,498
Effect of dilutive employee stock options	75,662	72,048	90,300
Diluted	3,112,736	3,121,825	3,166,798

Basic Earnings Per Share	$ 2.36	$ 2.26	$ 2.09
Diluted Earnings Per Share	$ 2.30	$ 2.20	$ 2.03

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands, except share data)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders' Equity
Balance December 31, 2004	$7,287	$4,002	$51,733	$ 1,118	$(8,098)	$56,042
Net income	---	---	6,424	---	---	6,424
Total other comprehensive loss	---	---	---	(2,856)	---	(2,856)
Cash dividends declared ($0.840 per share)	---	---	(2,584)	---	---	(2,584)
Purchase of treasury stock (53,812 shares)	---	---	---	---	(1,473)	(1,473)
Stock options exercised (34,122 shares), including related tax effects	---	---	(392)	---	943	551
Balance December 31, 2005	$7,287	$4,002	$55,181	$(1,738)	$(8,628)	$56,104

Balance December 31, 2005	$7,287	$4,002	$55,181	$(1,738)	$(8,628)	$56,104
Cumulative effect adjustment from the adoption of SAB No. 108	---	---	331	---	---	331
Adjusted balance December 31, 2005	7,287	4,002	55,512	(1,738)	(8,628)	56,435
Net income	---	---	6,879	---	---	6,879
Total other comprehensive income	---	---	---	629	---	629
Cash dividends declared ($0.905 per share)	---	---	(2,761)	---	---	(2,761)
Purchase of treasury stock (40,270 shares)	---	---	---	---	(1,162)	(1,162)
Stock options exercised (27,756 shares), including related tax effects	---	216	(291)	---	803	728
Recognition of stock option expense	---	147	---	---	---	147
Adjustment for adoption of SFAS No. 158	---	---	---	156	---	156
Balance December 31, 2006	$7,287	$4,365	$59,339	$ (953)	$(8,987)	$61,051

Balance December 31, 2006	$7,287	$4,365	$59,339	$ (953)	$(8,987)	$61,051
Net income	---	---	7,155	---	---	7,155
Total other comprehensive income	---	---	---	2,071	---	2,071
Cash dividends declared ($0.955 per share)	---	---	(2,899)	---	---	(2,899)
Purchase of treasury stock (67,599 shares)	---	---	---	---	(2,118)	(2,118)
Stock options exercised (22,817 shares), including related tax effects	---	99	(303)	---	714	510
Recognition of stock option expense	---	204	---	---	---	204
Balance December 31, 2007	$7,287	$4,668	$63,292	$ 1,118	$(10,391)	$65,974

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	2007	2006	2005

Net income	$7,155	$6,879	$6,424
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $739, $536 and ($1,094), respectively	1,433	1,044	(2,123)
Less reclassification adjustment for net losses (gains) related to securities available for sale included in net income, net of tax of $228, ($256), and ($197), respectively	443	(499)	(383)
Net unrealized appreciation (depreciation) and other amounts for interest rate derivatives, net of tax of $245, $44, and ($180), respectively	475	84	(350)
Reversal of actuarial gain upon postretirement plan settlement, net of tax of $151	(289)	---	---
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $7	9	---	---
Total other comprehensive income (loss)	2,071	629	(2,856)
Total comprehensive income	$9,226	$7,508	$3,568

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$ 7,155	$ 6,879	$ 6,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,211	1,280	1,394
Amortization of core deposit intangible	67	67	67
Provision for loan losses	456	131	---
Net securities losses (gains)	671	(755)	(580)
Net amortization of bond premiums	93	282	859
Recognition of stock option expense	204	147	---
Postretirement plan settlement	(832)	---	---
Net change in other assets	(713)	(766)	(1,624)
Net change in other liabilities	(138)	617	840
Net cash provided by operating activities	8,174	7,882	7,380

Cash flows from investing activities:
Purchases of securities available for sale	(154,501)	(77,987)	(60,146)
Proceeds from maturities, calls and principal paydowns of securities available for sale	50,702	41,283	36,709
Proceeds from sales of securities available for sale	54,513	8,050	12,398
Net increase in Federal Home Loan Bank stock	(1,307)	(525)	(824)
Proceeds from sale of student loan portfolio	2,539	---	---
Net loans made to customers	(27,729)	(40,486)	(66,570)
Capital expenditures	(638)	(863)	(1,244)
Net cash used in investing activities	(76,421)	(70,528)	(79,677)

Cash flows from financing activities:
Net increase in deposits	42,797	50,588	47,459
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	7,619	(1,511)	1,361
Proceeds from Federal Home Loan Bank advances	101,000	29,500	44,300
Repayments of Federal Home Loan Bank advances	(90,478)	(6,973)	(12,888)
Purchases of treasury stock	(2,118)	(1,162)	(1,473)
Proceeds from stock option exercises, including excess tax benefits	510	512	551
Payments of dividends	(2,899)	(2,761)	(2,584)
Net cash provided by financing activities	56,431	68,193	76,726

Net (decrease) increase in cash and cash equivalents	(11,816)	5,547	4,429
Cash and cash equivalents at beginning of year	19,547	14,000	9,571
Cash and cash equivalents at end of year	$ 7,731	$ 19,547	$ 14,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 28,194	$ 23,411	$ 14,840
Income taxes	2,712	2,643	2,940
Schedule of noncash investing activities
Transfer from loans to other real estate owned	$ 340	$ ---	$ ---

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

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash on hand. The required reserve balance at December 31, 2007 and 2006 was $414 and $147, respectively, and was met by holding cash on hand. The Bank’s clearing balance requirement was $150 at December 31, 2007 and 2006.

In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $100 that is insured by the Federal Deposit Insurance Corporation.

Investment Securities: Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" ("HTM") and reflected at amortized cost. Securities not classified as "held-to-maturity" are classified as "available-for-sale" ("AFS"). All securities held at December 31, 2007 and 2006 were classified as AFS. Securities available-for-sale primarily consist of debt securities and mortgage-backed securities, and are carried at estimated fair value. Changes in estimated fair value of available-for-sale securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Bank does not have a securities trading portfolio or securities held to maturity.

When a decline the estimated fair value of a security is considered other-than-temporary, the cost basis of the individual security is written down to estimated fair value as the new cost basis and the loss is charged to net securities gains (losses) in the consolidated statements of income.

Premiums and discounts on securities are amortized and accreted over the term of the securities using the interest method. Gains and losses on the sale of securities are recognized at the trade date using the specific-identification method and are shown separately in the consolidated statements of income.

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

Allowance For Loan Losses: The allowance for loan losses (the "allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance is available to absorb losses on loans and is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past and present conditions. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off, and is decreased by loans charged off as uncollectible.

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

Mortgage Servicing Rights: Mortgage servicing rights are recognized as separate assets when purchased or when retained in a sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying value of the rights.

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

Stock Based Compensation: In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of Statement of Financial Accounting Standards ("SFAS") No. 123. SFAS No. 123(R), "Share-Based Payment," makes significant changes to accounting for "payments" involving employee compensation and "shares" or securities in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard was effective on January 1, 2006 for calendar-year public companies and could be applied prospectively to stock options granted after the effective date and any unvested stock options at that date. The primary effect of the revised standard’s implementation on the Company is recognition of compensation expense associated with stock options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation expense that the Company recognizes beginning in 2006 includes: (a) the compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value; and (b) the compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value. Because the Company elected to use the modified-prospective-transition method, results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations ("intrinsic value method"). Under the provisions of the Company’s ISOP, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of the grant. Accordingly, the Company did not recognize stock-based employee compensation expense in net income with respect to stock options prior to January 1, 2006.

Accounting for Defined Benefit Pension and Retirement Benefit Plans: The Company has non-qualified supplemental executive retirement agreements with certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the net present value of payments associated with the agreements over the service periods of the participating officers. Interest costs continue to be recognized on the benefit obligations. The Company also has supplemental executive retirement agreements with certain current executive officers. These agreements provide a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or in the event that the participating executive leaves the Company following a change of control event. The Company recognizes the net present value of payments associated with these agreements over the service periods of the participating executive officers. Upon retirement, interest costs will continue to be recognized on the benefit obligation.

Prior to the first quarter of 2007, the Company sponsored a limited postretirement benefit program, which funded medical coverage and life insurance benefits to a closed group of active and retired employees who met minimum age and service requirements. It was the Company’s policy to record the cost of postretirement health care and life insurance plans based on actuarial estimates, which were dependent on claims and premiums paid. The cost of providing these benefits was accrued during the active service period of the employee.

In the first quarter of 2007, the Company settled its limited post-retirement benefit program. The Company voluntarily paid out $699 to plan participants, representing 64% of the accrued post retirement benefit obligation. This payment fully settled all Company obligations related to this program. In connection with the settlement of the postretirement program, the Company recorded a reduction in non-interest expense of $832, representing the elimination of the $390 remaining accrued benefit obligation included in other liabilities on the consolidated balance sheet, and the $442 actuarial gain ($291, net of tax) related to the program. The actuarial gain was previously included in accumulated other comprehensive income, net of tax effect of $151.

Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" requires employers to recognize the over-funded or under-funded status of defined benefit pension and other postretirement benefit plans as an asset or liability on the balance sheet and to recognize changes in that funded status through other comprehensive income. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit costs are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, which is the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. SFAS 158 was effective for publicly held companies for fiscal years ending after December 15, 2006 (December 31, 2006 for the Company). The adoption of SFAS 158 did not have a significant impact on the Company's financial condition or results of operations.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This interpretation clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition.

On January 1, 2007 the Company adopted the provisions of FIN 48 and there was no impact on the consolidated financial statements. The Company performed an analysis of its tax positions and did not identify any uncertain tax positions for which tax benefits should not be recognized under FIN 48 upon either adoption or as of December 31, 2007. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

The Company’s income tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2007.

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

Prior Year Financial Statement Misstatements: In September 2006, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" and "iron curtain" methods. The roll-over method, the method the Company historically used, focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. Because the focus is on the income statement, the roll-over method can lead to the accumulation of misstatements in the balance sheet that may become material to the balance sheet. The iron curtain method focuses primarily on the effect of correcting the accumulated misstatement as of the balance sheet date, with less emphasis on the reversing effects of prior year errors on the income statements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the "dual approach." SAB 108 permits companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as an adjustment to retained earnings as of January 1, 2006.

The Company completed an analysis under the "dual approach" and adopted SAB 108 effective as of January 1, 2006. The Company applied the SAB 108 provisions using the cumulative effect transition method. Upon adoption of SAB 108, the Company reversed $331 of income taxes payable resulting from cumulative over-accruals of income tax expense. These misstatements primarily resulted from the incorrect determination of depreciation and deferred loan origination costs for tax purposes and principally occurred prior to 2004, with certain amounts dating back to the 1990s. After considering all of the quantitative and qualitative factors, the Company determined these misstatements had not previously been material to any of those prior periods when measured using the roll-over method. Given that the effect of correcting these misstatements during 2006 would be material to the Company’s 2006 financial statements, the Company concluded that the cumulative effect adjustment method of initially applying the guidance in SAB 108 was appropriate. In accordance with the transition provisions of SAB 108, the Company recorded this cumulative effect adjustment, resulting in a $331 increase in other assets and a $331 increase in retained earnings as of January 1, 2006.

Note 2: Recently Issued Accounting Pronouncements

The following information addresses recently issued accounting pronouncements that could have an impact on the Company’s financial condition or results of operations.

Business Combinations: In December 2007, the FASB issued revised Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," or SFAS No. 141(R). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formally the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company) and may not be applied before that date.

Non-controlling interests in Consolidated Financial Statements: In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 also amends SFAS No. 128, "Earnings per Share," so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008 (January 1, 2009 for the Company) and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have an impact on the Company’s financial condition or results of operations.

Written Loan Commitments Recorded at Fair Value Through Earnings: In November 2007, the SEC staff issued Staff Accounting Bulletin ("SAB"), No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings."   SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007 (January 1, 2008 for the Company). SAB No. 109 is not expected to have a material impact on the Company’s financial condition or results of operations.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards," which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R). The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. EITF Issue No. 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Retrospective application to previously issued financial statements is prohibited. EITF Issue No. 06-11 is not expected to have an impact on the Company’s financial condition or results of operations.

Fair Value Measurements for Financial Assets and Liabilities: In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115," which permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first re-measurement to fair value a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future.

The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement attributes. SFAS 159 establishes presentation and disclosure requirements including a requirement to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, "Fair Value Measurements," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (January 1, 2008 for the Company). Early adoption was permitted as of the beginning of the previous fiscal year provided that the entity made that choice in the first 120 days of that fiscal year and also adopts the provisions of SFAS 157 at the same time. The Company did not adopt SFAS 159 early and does not anticipate that the adoption of this standard will have a material impact on its financial condition or results of operations. The fair value option was not elected for any financial instrument as of January 1, 2008.

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using: (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs. SFAS No. 157 applies only to fair value measurements already required or permitted by other standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year (January 1, 2008 for the Company). The provisions are to be applied prospectively as of the beginning of the fiscal year in which the Statement is applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings. While SFAS No. 157 will affect certain of the Company’s fair value disclosures, it is not expected to have a material impact on the Company’s financial condition or results of operations.

Note 3: Securities Available For Sale

A summary of the amortized cost and market values of securities available for sale follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Obligations of U.S. Government-sponsored enterprises	$ 17,250	$ 99	$ ---	$ 17,349
Mortgage-backed securities:
U.S. Government-sponsored enterprises	161,057	1,781	120	162,718
U.S. Government agencies	10,848	57	36	10,869
Other mortgage-backed securities	34,879	105	281	34,703
Obligations of State and Political Subdivisions thereof	38,771	493	286	38,978
TOTAL	$262,805	$2,535	$723	$264,617

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Obligations of U.S. Government-sponsored enterprises	$ 27,844	$ 8	$ 229	$ 27,623
Mortgage-backed securities:
U.S. Government-sponsored enterprises	116,666	182	1,827	115,021
U.S. Government agencies	9,830	31	56	9,805
Other mortgage-backed securities	29,543	5	507	29,041
Obligations of State and Political Subdivisions thereof	30,400	1,378	16	31,762
TOTAL	$214,283	$1,604	$2,635	$213,252

Impairment: The following tables summarize the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2007 and 2006. All securities referenced are debt securities. At December 31, 2007 and 2006, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less Than 12 Months			12 Months or Longer			Total
Description of Securities:	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses

Obligations of U.S. Government –sponsored enterprises	$ ---	---	$ ---	$ ---	---	$ ---	$ ---	---	$ ---
Mortgage-backed securities:
U.S. Government-sponsored enterprises	7,948	9	19	13,321	41	101	21,269	50	120
U.S. Government agencies	3,474	12	22	1,109	10	14	4,583	22	36
Other mortgage-backed securities	13,841	15	118	9,297	27	163	23,138	42	281
Obligations of states of the U.S. and political subdivisions thereof	12,796	46	216	760	4	70	13,556	50	286
Total temporarily impaired securities	$38,059	82	$375	$24,487	82	$348	$62,546	164	$723

2006	Less Than 12 Months			12 Months or Longer			Total
Description of Securities:	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses

Obligations of U.S. Government -sponsored enterprises	$ 9,825	18	$ 34	$14,324	26	$ 195	$ 24,149	44	$ 229
Mortgage-backed securities:
U.S. Government-sponsored enterprises	23,297	33	111	64,308	157	1,716	87,605	190	1,827
U.S. Government agencies	3,348	4	15	1,954	11	41	5,302	15	56
Other mortgage-backed securities	7,908	10	52	17,419	40	455	25,327	50	507
Obligations of states of the U.S. and political subdivisions thereof	359	2	5	810	3	11	1,169	5	16
Total temporarily impaired securities	$44,737	67	$217	$98,815	237	$2,418	$143,552	304	$2,635

In evaluating whether impairments are other-than-temporary, the Company considers a variety of factors including the nature of the investment security, the cause of the impairment, and the severity and duration of the impairment. Other data considered by management includes, for example, sector credit ratings, volatility of the security’s market price, and any other information considered relevant.

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary.

  Securities backed by U.S. Government-sponsored enterprises, all of which were credit rated "AAA", have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets.
  Mortgage-backed securities issued by U.S. Government agencies all of which were credit rated "AAA", are backed by the full faith and credit of the United States and therefore bear no credit risk.
  Other mortgage-backed securities, all of which were corporate mortgage-backed securities, were all credit rated "AAA". These securities were additionally evaluated for credit risk based on the strength and performance of the underlying borrowers and collateral, and the extent of the current underlying credit support within the structure of each security.
  Obligations of states of the U.S. and political subdivisions thereof, none of which were credit rated below "A", were additionally evaluated for credit risk based on the underlying credit ratings and strength of the issuers and bond insurers, as well as the defined sources of repayment (e.g. local property taxes, tax revenue, etc).

The unrealized losses in the securities portfolio at December 31, 2007 and 2006 were attributed to market interest rate increases, reflecting the volatile movements in the U.S. Treasury yield curve over the past several years. Specifically, certain debt securities were purchased when market interest rates were lower than the rates prevailing at December 31, 2007 and 2006. Because the decline in market value was attributable to changes in interest rates and not credit quality or other factors, and because the Bank has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2007 and 2006.

Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of December 31, 2007. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are allocated among the maturity groupings based on their final maturity dates.

	December 31, 2007

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due in one year or less	$ 35	$ 35
Due after one year through five years	6,470	6,492
Due after five years through ten years	19,311	19,362
Due after ten years	236,989	238,728
Totals	$262,805	$264,617

Realized Gains and Losses:

The following table summarizes realized gains and losses on securities available for sale for the years ended December 31, 2007, 2006 and 2005.

	Realized
	Gains	Losses	Net

2007	$641	$1,312	$(671)
2006	$755	$ ---	$ 755
2005	$590	$ 10	$ 580

Pledged Securities:

At December 31, 2007 and 2006, securities available for sale, at fair value, totaling $49,321 and $29,044, respectively, were pledged as collateral for securities sold under repurchase agreements and for other purposes required by law.

Note 4: Loans

The Company’s lending activities are principally conducted in downeast and midcoast, Maine. The following table summarizes the composition of the loan portfolio as of December 31, 2007 and 2006:

	2007	2006

Commercial real estate mortgages	$183,663	$159,330
Commercial and industrial loans	65,238	61,634
Agricultural and other loans to farmers	15,989	17,706
Total commercial loans	264,890	238,670

Residential real estate mortgages	251,625	253,114
Consumer loans	10,267	10,889
Home equity loans	45,783	45,062
Total consumer loans	307,675	309,065

Tax exempt loans	6,001	6,213

Deferred origination costs, net	1,145	1,151
Total loans	579,711	555,099
Allowance for loan losses	(4,743)	(4,525)
Total loans net of allowance for loan losses	$574,968	$550,574

Non-performing Loans: The following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at December 31, 2007, 2006 and 2005.

	2007	2006	2005
Loans accounted for on a non-accrual basis:
Residential mortgage	$ 450	$111	$267
Commercial, industrial and agricultural	1,598	456	593
Consumer	5	3	5
Total non-accrual loans	2,053	570	865
Accruing loans contractually past due 90 days or more	9	58	3
Total non-performing loans	$2,062	$628	$868

During the years ended December 31, 2007, 2006 and 2005, the total interest not recorded on non-accrual loans amounted to $86, $172, and $50, respectively.

At December 31, 2007, the Bank had $340 of other real estate owned, compared with $0 at December 31, 2006.

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2007 and 2006, loans to the lodging industry amounted to approximately $50,282 and $30,210, respectively.

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

	2007	2006

Beginning balance	$ 9,050	$9,174

Changes in composition	---	5
New loans	505	856
Less: repayments	(1,498)	(985)

Ending balance	$ 8,057	$9,050

As of December 31, 2007, and 2006, there were no non-performing loans to related parties.

Mortgage Loan Servicing: The Bank from time to time will sell mortgage loans to other institutions, and investors. The sale of loans allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2007, the unpaid balance of mortgage loans serviced for others totaled $5,609 compared with $6,566 at December 31, 2006. The capitalized mortgage servicing rights related to loans serviced for others is included in other assets on the consolidated balance sheets and is not significant.

Note 5: Allowance For Loan Losses

A summary of changes in the allowance for loan losses for each of the three years ended December 31 follows:

	2007	2006	2005

Balance, beginning of year	$4,525	$4,647	$4,829

Provision for loan losses	456	131	---
Less: loans charged off	(303)	(349)	(238)
Recoveries on loans previously charged off	65	96	56
Net loans charged off	(238)	(253)	(182)

Balance, end of year	$4,743	$4,525	$4,647

Impaired Loans: Impaired loans are commercial and commercial real estate loans, for which the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Allowances for losses on impaired loans are determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or in the case of collateral dependant loans, the difference between the fair value of the collateral, less costs to dispose, and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less cost to sell.

The majority of the Company’s impaired loans are collateral dependent.

Information pertaining to impaired loans at December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005

Investment in impaired loans	$1,598	$456	$593
Portion of impaired loan balance for which an allowance for loan losses is allocated	$1,598	$456	$593
Portion of allowance for loan losses allocated to the impaired loan balance	$ 280	$130	$238
Interest income on impaired loans recognized on a cash basis	$ 32	$ 23	$ 1

During the years ended December 31, 2007, 2006 and 2005, the total average balance of impaired loans amounted to approximately $830, $482, and $385, respectively.

Note 6: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

	2007	2006

Land	$ 2,056	$ 2,052
Buildings and improvements	13,263	13,016
Furniture and equipment	9,393	9,163
Less: accumulated depreciation	(13,917)	(12,863)
Total	$ 10,795	$ 11,368

Depreciation expense amounted to $1,211, $1,280 and $1,394 in 2007, 2006 and 2005, respectively.

Note 7: Goodwill and Other Intangible Assets

Goodwill totaled $3,158 at December 31, 2007 and 2006, and there were no additions or impairments recorded during the years then ended.

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

A summary of the core deposit intangible asset as of December 31 follows:

(in thousands)	December 31, 2007	December 31, 2006

Core deposit intangibles:
Gross carrying amount	$391	$391
Less: accumulated amortization	257	190
Net carrying amount	$134	$201

Amortization expense on core deposit intangible assets is expected to total $67 each year for 2008 and 2009.

Note 8: Income Taxes

The following table summarizes the current and deferred components of income tax expense for each of the three years ended December 31:

	2007	2006	2005
Current
Federal	$2,503	$2,493	$2,271
State	143	135	129
	2,646	2,628	2,400
Deferred	374	257	182
	$3,020	$2,885	$2,582

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 34% to income before taxes) to recorded income tax expense, for each of the three years ended December 31:

	2007	2006	2005

Computed tax expense	$3,459	$3,320	$3,062
Increase (reduction) in income taxes resulting from:
Officers' life insurance	(71)	(53)	(75)
Tax exempt interest	(416)	(549)	(497)
State taxes, net of federal benefit	94	89	84
Other	(46)	78	8
	$3,020	$2,885	$2,582

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $839 at December 31, 2007 and $2,281 at December 31, 2006.

	2007		2006
	Asset	Liability	Asset	Liability

Allowance for losses on loans and
other real estate owned	$1,612	$ ---	$1,539	$ ---
Deferred compensation	942	---	892	---
Postretirement benefit liability	---	---	531	---
Unrealized gain or loss on	---	---	---	---
securities available for sale	---	616	351	---
Unrealized gain or loss
on derivatives	---	24	221	---
Unfunded retirement benefits	64	---	---	80
Depreciation	---	107	---	170
Deferred loan origination costs	---	826	---	825
Other	285	491	203	381
	$2,903	$2,064	$3,737	$1,456

As discussed in Note 1, in connection with the Company’s adoption of SAB 108 the Company reduced deferred tax assets by $233 and current tax liability by $98 as of January 1, 2006.

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 9: Deposits

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100, was $36,142 and $29,118 at December 31, 2007 and 2006, respectively. At December 31, 2007, the scheduled maturities of jumbo certificates of deposit were as follows:

Three months or less	$ 8,065
Over three to six months	13,421
Over six to twelve months	4,231
Over twelve months	10,425
Total	$36,142

At December 31, 2007, the scheduled maturities of total time deposits were as follows:

2008	$188,529
2009	35,167
2010	16,330
2011	610
2012	3,081
2013 and thereafter	179
Total	$243,896

Note 10: Short-term Borrowings

The Company’s short-term borrowings consist of borrowings from the Federal Home Loan Bank (the "FHLB") and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2007 and 2006.

	2007		2006

	Total Principal	Weighted Average Rate	Total Principal	Weighted Average Rate

Federal Home Loan Bank Advances	$125,700	4.66%	$160,319	5.16%
Securities sold under agreements to repurchase	22,546	3.69%	14,927	2.99%
Total short-term borrowings	$148,246		$175,246

Federal Home Loan Bank Advances

Information concerning short-term Federal Home Loan Bank advances for 2007, 2006, and 2005 is summarized below:

	2007	2006	2005

Average daily balance during the year	$105,441	$118,709	$ 71,090
Maximum month-end balance during the year	$160,101	$160,319	$114,900
Amount outstanding at end of year	$125,700	$160,319	$114,900

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2007, 2006, and 2005 is summarized below:

	2007	2006	2005

Average daily balance during the year	$16,106	$14,397	$14,588
Average interest rate during the year	3.26%	2.58%	1.77%
Maximum month-end balance during the year	$22,546	$15,984	$17,705
Amount outstanding at end of year	$22,546	$14,927	$16,438

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and under the Bank's control, were as follows at December 31:

	2007	2006	2005

Amortized cost	$48,835	$29,419	$21,504
Estimated fair value	$49,280	$28,994	$20,987

Note 11: Long-term Debt

A summary of long-term debt by contractual maturity is as follows:

December 31, 2007

Maturity	Total Principal	Rate	Range of Interest Rates

2009	$ 29,413	4.59%	2.69% to 5.30%
2010	$ 26,000	4.81%	3.77% to 5.95%
2011	$ 26,229	5.08%	3.86% to 5.30%
2012	$ 22,965	4.62%	3.60% to 5.07%
2013	$ ---	---%	---%
2014 and thereafter	$ 26,000	4.13%	3.35% to 4.50%
Total long-term debt	$130,607

December 31, 2006

Maturity	Total Principal	Weighted Average Rate	Range of Interest Rates

2008	$33,900	4.22%	2.78% to 5.68%
2009	$14,472	4.18%	2.69% to 5.30%
2010	$ 8,000	5.81%	4.81% to 5.95%
2011	$26,738	5.06%	3.86% to 5.30%
2012	$ 2,356	4.87%	4.71% to 5.07%
Total long-term debt	$85,466

All of the long-term debt represents advances from the FHLB. All FHLB advances are fixed-rate instruments. Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB and a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities, and other qualifying assets. Advances are payable at their call dates or final maturity.

The maturity distribution of the long-term debt with callable features were as follows:

December 31, 2007

Maturity	Total Principal	Weighted Average Interest Rate
2009	$ 4,000	2.95%
2010	14,000	5.28%
2011	22,500	5.21%
2012	21,000	4.60%
2013 and thereafter	26,000	4.13%
Total	$87,500

December 31, 2006

Maturity	Total Principal	Weighted Average Interest Rate

2008	$ 5,000	5.11%
2009	4,000	2.95%
2010	7,000	5.95%
2011	22,500	5.21%
Total	$38,500

At December 31, 2007, and 2006, the Company had $11,000 of long-term debt that was currently callable. The remaining callable debt has call dates ranging from February 2008 to November 2012.

Note 12: Shareholders’ Equity

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2007, the Bank had $9,363 available for dividends that could be paid without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. Management believes, as of December 31, 2007, that the Company and the Bank exceed all capital adequacy requirements to which they are subject. As of December 31, 2007, the most recent notification from the federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and

Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s or the Company’s category.

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2007, under the rules applicable at that date.

	Actual		Required For CapitalAdequacy Purposes		To be well Capitalized under Prompt Corrective Action Provisions

			Required		Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total Capital
(To Risk-Weighted Assets)
Consolidated	$66,307	11.59%	$45,774	8.0%	N/A
Bank	$66,495	11.64%	$45,706	8.0%	$57,132	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$61,564	10.76%	$22,887	4.0%	N/A
Bank	$64,259	11.25%	$22,853	4.0%	$34,279	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$61,564	7.10%	$34,674	4.0%	N/A
Bank	$64,259	7.44%	$34,541	4.0%	$43,177	5.0%

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2006, under the rules applicable at that date.

	Actual		Required For Capital Adequacy Purposes		To be well Capitalized under Prompt Corrective Action Provisions

			Required		Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total Capital
(To Risk-Weighted Assets)
Consolidated	$63,325	11.65%	$43,491	8.0%	N/A
Bank	$62,687	11.55%	$43,425	8.0%	$54,281	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$58,800	10.82%	$21,745	4.0%	N/A
Bank	$60,669	11.18%	$21,712	4.0%	$32,569	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$58,800	7.34%	$32,040	4.0%	N/A
Bank	$60,669	7.60%	$31,927	4.0%	$39,909	5.0%

Stock Repurchase Plan: In March 2004, the Company announced a second stock repurchase plan, authorizing open market and privately negotiated purchases of up to 10% of the Company’s outstanding shares of common stock, or 310,000 shares. Purchases began on March 4, 2004 and continued through December 31, 2007. In December 2007, the Company announced the continuance of this plan through December 31, 2008. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice and may be made in the open market or through privately negotiated transactions. As of December 31, 2007, the Company had repurchased 211,601 shares of stock under the plan, at an average price of $28.93 per share. The Company records repurchased shares as treasury stock.

Note 13: Stock Based Compensation:

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 ("ISOP") for its officers and employees, which provides for the issuance of up to 450,000 shares of common stock. At December 31, 2007, 46,773 shares are still available for future stock option grants. The purchase price of the stock covered by each option shall be at least 100% of the trading value on the date such option is granted. Vesting terms range from three to seven years. No option shall be granted after October 3, 2010, ten years after the effective date of the ISOP.

As a result of adopting SFAS 123(R), in 2007 and 2006 the Company recognized $204 and $147, respectively, of share-based compensation in salaries and employee benefits expense.

The following table illustrates the effect on the Company’s net income and earnings per share had the Company applied fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation in 2005.

		Earnings Per Share
Year Ended December 31, 2005:	Net Income	Basic	Diluted

As reported	$6,424	$2.09	$2.03
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	113	0.04	0.04
Pro forma	$6,311	$2.05	$1.99

For the years ended December 31, 2007, 2006, and 2005, the total anti-dilutive stock options amounted to 72, 81, and 22 thousand shares, respectively.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the years ended December 31:

	2007	2006	2005

Risk free interest rate	4.64%	4.87%	4.32%
Expected market volatility factor for the Company's stock	18.85%	22.50%	16.76%
Dividend yield	2.98%	2.97%	3.19%
Expected life of the options (years)	6.4	7.0	3.5
Options granted	38,700	11,500	29,500
Estimated fair value of options granted	$ 6.26	$ 6.74	$ 3.27

The expected market price volatility for the grants during 2007 was determined by using the Company’s historical stock price volatility on a daily basis during the 3-7 year periods ending December 31, 2007, consistent with the expected life of the 2007 options.

Stock Option Activity: A summary status of the ISOP as of December 31, 2007, and changes during the year then ended is presented below:

	Number of Stock Options Outstanding	Exercise Price Range		Weighted Average Exercise Price	Intrinsic Value	Aggregate Intrinsic Value
		From	To
Outstanding at January 1, 2007	262,532	$15.40	$31.00	$19.64
Granted	38,700	$30.95	$33.00	$32.30
Exercised	(22,817)	$15.40	$27.77	$17.98

Forfeited	3,062	$18.09	$29.00	$23.42
Outstanding at December 31, 2007	275,353	$15.40	$33.00	$21.51	$10.03	$2,761

Ending vested and expected to vest at December 31, 2007	241,915	$15.40	$33.00	$20.68	$10.84	$2,622

Exercisable at December 31, 2007	150,234	$15.40	$31.00	$18.01	$13.39	$2,011

The intrinsic value of the options exercised and cash received by the Company for options exercised for the years ended December 31, 2007, 2006, and 2005, was approximately $306 and $411, $370 and $512 and $346 and $551, respectively.

The tax benefit received related to the exercise of options in 2007, 2006 and 2005, was $99, $216 and $0, respectively.

The Company’s policy for fulfilling option exercises is to release shares from treasury stock.

As of December 31, 2007, there was approximately $306 of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next seven years, with a weighted average recognition period of 3.06 years.

Stock Options Outstanding: The following table summarizes stock options outstanding and exercisable by exercise price range at December 31, 2007:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/07	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable As of 12/31/07	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

$15.40	$15.80	40,194		$15.42	27,543	$15.42
$16.05	$16.05	90,000		$16.05	75,000	$16.05

$17.75	$26.99	61,267		$21.84	34,579	$20.56
$27.00	$31.50	57,192		$28.77	13,112	$27.95
$31.61	$33.00	26,700		$32.80	---	$ ---

$15.40	$33.00	275,353	5.60	$21.51	150,234	$18.01	4.52

Note 14: Retirement Benefit Plans

Prior to the first quarter of 2007, the Company sponsored a limited postretirement benefit program, which funded medical coverage and life insurance benefits to a closed group of active and retired employees who met minimum age and service requirements.

In the first quarter of 2007, the Company settled its limited post-retirement benefit program. The Company voluntarily paid out $699 to plan participants, representing 64% of the accrued post retirement benefit obligation. This payment fully settled all Company obligations related to this program. In connection with the settlement of the postretirement program, the Company recorded a reduction in non-interest expense of $832, representing the elimination of the $390 remaining accrued benefit obligation included in other liabilities on the consolidated balance sheet, and the $442 actuarial gain ($291, net of tax) related to the program. The actuarial gain was previously included in accumulated other comprehensive income, net of tax.

The Company also has non-qualified supplemental executive retirement agreements with certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company also has supplemental executive retirement agreements with certain current executive officers. These agreements provide a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or in the event that the participating executive leaves the Company following a change of control event.

As discussed in Note 1, the Company adopted SFAS 158 effective December 31, 2006. SFAS 158 requires employers to recognize the over-funded or under-funded status of defined benefit pension and other postretirement benefit plans as an asset or liability on the balance sheet and to recognize changes in that funded status in other comprehensive income after the adoption date. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit costs are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost.

The after tax components of accumulated other comprehensive income (loss), which have not yet been recognized in net periodic benefit cost, related to postretirement benefits are summarized below as of December 31:

	Postretirement Health Benefits		Supplemental Executive Retirement Plans

	2007	2006	2007	2006

Net actuarial loss (gain)	$ ---	$(272)	$124	$133
Prior service cost (credit)	---	(17)	---	---
Total	$ ---	$(289)	$124	$133

A December 31 measurement date is used for the postretirement health benefits and supplemental executive retirement plans. The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plans as of and for the years ended December 31:

	Postretirement Health Benefits		Supplemental Executive Retirement Plans

	2007	2006	2007	2006
Obligations and Funded Status

Change in Benefit Obligation
Benefit obligation at beginning of year	$1,089	$1,272	$2,813	$2,512
Service cost	---	---	197	186
Interest cost	13	71	162	540
Postretirement plan settlement	(390)	---	---	---
Actuarial gain	(13)	(181)	---	(202)
Benefits paid	(699)	(73)	(222)	(223)
Benefit obligation at end of year	$ ---	$1,089	$2,950	$2,813

Change in plan assets
Fair value of plan assets at beginning of year	$ ---	$ ---	$ ---	$ ---
Employer contributions	699	73	222	223
Benefits paid	(699)	(73)	(222)	(223)
Fair value of plan assets at end of year	$ ---	$ ---	$ ---	$ ---

Over (under) funded status at end of year	$ ---	$(1,089)	$(2,950)	$(2,813)

As of December 31, 2007 and 2006, the Company had recognized liabilities of $0 and $1,089 for the postretirement health benefits, and $2,950 and $2,813 for the supplemental executive retirement plans, respectively. These amounts are reported within other liabilities on the consolidated balance sheets.

	Postretirement Health Benefits			Supplemental Executive Retirement Plans

	2007	2006	2005	2007	2006	2005
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	N/A	6.00%	5.75%	6.00%	6.00%	5.75%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%

Assumed health care cost trend rates
Health care cost trend rate assumed for next year	N/A	10.50%	11.00%
Ultimate health care cost trend rate	N/A	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	N/A	2018	2017

The net periodic benefit cost for the years ended December 31 included the following components:

	Postretirement Health Benefits			Supplemental Executive Retirement Plans

Components of Net Periodic Benefit Cost and Other Amounts Recognized in the Consolidated Income Statements	2007	2006	2005	2007	2006	2005

Service cost	$ ---	$ ---	$ ---	$197	$186	$179
Interest cost	13	71	71	162	540	171
Amortization of prior service cost	(26)	(2)	---	---	---	---
Recognition of net actuarial gain (loss)	(414)	(8)	(15)	16	(202)	---
Postretirement settlement	(390)	---	---	---	---	---
Total recognized in the consolidated income statements	$(817)	$ 61	$ 56	$375	$524	$350

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax)
Recognition of net actuarial (gain) loss	414	---	---	(16)	---	---
Amortization of prior service cost	26	---	---	---	---	---
Total recognized in other comprehensive income (pre-tax)	440	---	---	(16)	---	---
Total recognized in the consolidated income statements and other comprehensive income (pre-tax)	$(377)	$ 61	$ 56	$359	$524	$350

The estimated net actuarial loss for the supplemental executive retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is ($10).

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

2008	$ 222
2009	$ 222
2010	$ 242
2011	$ 340
2012	$ 340
2013 - 2017	$1,553

401(k) Plan:   The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire. Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2007, 2006 and 2005 was $245, $428, and $424, respectively.

Note 15: Financial Derivative Instruments

As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant effect on net interest income. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements and interest rate floor agreements.

At December 31, 2007, the Bank had three outstanding derivative instruments with notional principal amounts totaling $40,000. These derivative instruments included an interest rate swap agreement and interest rate floor agreements, with notional principal amounts totaling $10,000 and $30,000, respectively. The details are summarized as follows:

Interest Rate Swap Agreement:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (7.25%)

The Bank is required to pay a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon an interest rate of 6.25%, over the term of the agreement.

The interest rate swap agreement was designated as a cash flow hedge in accordance with SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:   Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans."

At December 31, 2007, the fair market value of the interest rate swap agreement was an unrealized loss of $34 compared with an unrealized loss of $473 at December 31, 2006. The fair market value of the interest rate swap agreement is included in other assets on the consolidated balance sheets.

In 2007, the total net cash flows paid to counter-parties amounted to $363, compared with $311 in 2006 and $3 in 2005. The net cash flows paid to counter-parties were recorded as a reduction of interest income.

At December 31, 2007, the net unrealized loss on the interest rate swap agreement included in accumulated other comprehensive income (loss), net of tax, amounted to $22, compared with $313 at December 31, 2006.

Interest Rate Floor Agreements:

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 12/31/07	Fair Value 12/31/07

$20,000	08/01/10	6.00%	$186	$137	$163
$10,000	11/01/10	6.50%	$ 69	$ 56	$136

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

At December 31, 2007, the total fair market value of the interest rate floor agreements was $299 compared with $40 at December 31, 2006. The fair market values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Pursuant to SFAS 133, changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income (loss).

The premiums paid on the interest rate floor agreements are being recognized as reductions of interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During 2007, 2006, and 2005, $42, $19, and $2 of the premiums were recognized as reductions of interest income, respectively. At December 31, 2007, the remaining unamortized premiums, net of tax, totaled $128, compared with $154 at December 31, 2006. During the next twelve months, $61 of the premiums will be recognized as reductions of interest income.

At December 31, 2007 and 2006, the following amounts were recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets:

	2007		2006
	Gross	Net of Tax	Gross	Net of Tax

Unrealized gain on interest rate floors, including ineffectiveness of $28 at December 31, 2006	$ 299	$197	$ 68	$ 44
Unrealized loss on interest rate swaps	(34)	(22)	(473)	(313)
Unamortized premium on interest rate floors	(193)	(128)	(235)	(154)
Net deferred loss from de-designation of interest rate swaps	(2)	(1)	(10)	(6)
Total	$ 70	$ 46	$(650)	$(429)

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006

Commitments to originate loans	$ 15,075	$ 13,340
Unused lines of credit	85,530	81,800
Un-advanced portions of construction loans	19,752	7,638
Total	$120,357	$102,778

Standby letters of credit	$ 506	$ 442

As of December 31, 2007 and 2006, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Operating Lease Obligations

The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2007.

2008	$85
2009	69
2010	73
2011	38

In connection the foregoing lease obligations, in 2007, 2006 and 2005, the Company recorded $87, $79, and $24 in rent expense, respectively, which is included in occupancy expense in the consolidated statements of income.

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

Securities available-for-sale: Fair values are based on quoted bid market prices, where available. Where quoted market prices for an instrument are not available, fair values are based on market prices of similar instruments, adjusted for differences between the instruments. The carrying value of securities available-for-sale reported on the consolidated balance sheets represents estimated fair value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2007 and 2006 follows:

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 7,731	$ 7,731	$ 19,547	$ 19,547
Securities available for sale	264,617	264,617	213,252	213,252
Loans, net	574,968	582,300	550,574	544,144
Interest receivable	4,289	4,289	4,118	4,118

Financial liabilities:
Deposits (with no stated maturity)	295,220	295,220	281,673	281,673
Time deposits	243,896	244,810	214,646	213,410
Securities sold under repurchase agreements	22,546	22,546	14,927	14,909
Borrowings from the FHLB	256,307	259,758	245,785	245,492
Interest payable	1,614	1,614	1,824	1,824

Financial derivative instruments:
Interest rate swaps	(34)	(34)	(473)	(473)
Interest rate floors	299	299	40	40

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

Note 19: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 are presented below:

BALANCE SHEETS
December 31

	2007	2006

Cash	$ 131	$ 688
Investment in subsidiaries	66,063	60,412
Premises	729	731
Other assets	223	95
Total assets	$67,146	$61,926

Liabilities
Total liabilities	$ 1,172	$ 875

Shareholders' equity
Total shareholders' equity	$65,974	$61,051

Total Liabilities and Shareholders' equity	$67,146	$61,926

STATEMENTS OF INCOME
Years Ended December 31

	2007	2006	2005

Dividend income from subsidiaries	$4,229	$3,628	$3,873
Equity in undistributed earnings of subsidiaries	3,580	3,727	2,992
Bankshares expenses	(885)	(653)	(669)
Tax benefit	231	177	228
Net income	$7,155	$6,879	$6,424

STATEMENTS OF CASH FLOWS
Years Ended December 31

	2007	2006	2005

Cash flows from operating activities:
Net income	$ 7,155	$ 6,879	$ 6,424

Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	11	11	11
Net decrease in other assets	76	73	34
Net increase in other liabilities	297	133	206
Equity in undistributed earnings of subsidiaries	(3,580)	(3,727)	(2,992)

Net cash provided by operating activities	3,959	3,369	3,683

Cash flows from investing activities:
Capital expenditures	(9)	---	(8)

Net cash used in investing activities	(9)	---	(8)

Cash flows from financing activities:
Purchases of treasury stock	(2,118)	(1,162)	(1,473)
Proceeds from stock option exercises	510	512	551
Dividend paid	(2,899)	(2,761)	(2,584)

Net cash used in financing activities	(4,507)	(3,411)	(3,506)

Net (decrease) increase in cash	(557)	(42)	169

Cash, beginning of year	688	730	561

Cash, end of year	$ 131	$ 688	$ 730

Note 20: Selected Quarterly Financial Data (Unaudited)

	QUARTER
2007	1	2	3	4	TOTAL

Interest and dividend income	$12,360	$12,606	$13,366	$13,477	$51,809
Interest expense	7,078	7,010	7,453	7,365	28,906
Net interest income	5,282	5,596	5,913	6,112	22,903
Provision for loan losses	---	33	214	209	456
Non-interest income	378	1,658	2,263	1,630	5,929
Non-interest expense	3,797	4,553	4,796	5,055	18,201
Income before income taxes	1,863	2,668	3,166	2,478	10,175
Income taxes	488	825	1,019	688	3,020
Net income	$ 1,375	$ 1,843	$ 2,147	$ 1,790	$ 7,155

Earnings per share:
Basic	$ 0.45	$ 0.61	$ 0.71	$ 0.59	$ 2.36
Diluted	$ 0.44	$ 0.59	$ 0.69	$ 0.58	$ 2.30

	QUARTER
2006	1	2	3	4	TOTAL

Interest and dividend income	$10,694	$11,324	$ 12,080	$12,047	$46,145
Interest expense	5,207	6,056	6,532	6,654	24,449
Net interest income	5,487	5,268	5,548	5,393	21,696
Provision for loan losses	28	15	81	7	131
Non-interest income	1,604	1,525	2,199	1,548	6,876
Non-interest expense	4,885	4,450	4,857	4,485	18,677
Income before income taxes	2,178	2,328	2,809	2,449	9,764
Income taxes	615	682	845	743	2,885
Net income	$ 1,563	$ 1,646	$ 1,964	$ 1,706	$ 6,879

Earnings per share:
Basic	$ 0.51	$ 0.54	$ 0.64	$ 0.56	$ 2.26
Diluted	$ 0.50	$ 0.53	$ 0.63	$ 0.55	$ 2.20

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2007, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears within Item 9A of this report on Form 10-K.

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

We have audited Bar Harbor Bankshares’ (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 13, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors and Executive Officers: Information required by Item 401 of Regulation S-K with respect to the directors and executive officer is incorporated by reference from the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS" in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, which was filed with the Commission on March 17, 2008 (the "Proxy").

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Information required by Item 201(d) of Regulation S-K appears in this Report as Part II, under the heading "Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities" "Incentive Stock Option Plan," which information is incorporated herein by reference.

Information required by Item 403 of Regulation S-K is incorporated by reference from the sections entitled "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K will appear under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company’s Proxy, which information is incorporated herein by reference.

Information required by Section 407(a) of Regulation S-K will appear under the heading "CORPORATE GOVERNANCE"- "Board of Directors" in the Company’s Proxy, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the section entitled "INDEPENDENT REGISTERED ACCOUNTANTS" in the Company’s Proxy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        1. All Financial Statements Filed herewith at Item 8

            2. Financial Statement Schedules Filed herewith at Item 8

            3. Exhibits:

                The following exhibits are included as part of this Form 10-K.

EXHIBIT NUMBER

3.1	Articles of Incorporation.	Articles as amended July 11, 1995, are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

3.2	Bylaws, as amended to date.	Bylaws as amended to date are filed herewith as exhibit 3.2.

10	Material Contracts

10.1	Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987 (Commission Number 0-13666).

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

10.8	Purchase and Assumption Agreement between Bar Harbor Banking and Trust Company and Androscoggin Savings Bank, dated October 24, 2003.	Incorporated by reference to Form 10-Q, Part II, Item 6 filled with the Commission November 13, 2003 (Commission File Number 001-13349).

10.9	Description of the 2007 Two-tiered Executive Compensation Arrangements not pursuant to a written plan or agreement.	Filed herewith

10.10	Infinex Agreement third party brokerage services.	Incorporated by reference to Form 10-K, Part III, Item 15(a)(10.10), filed with the Commission on March 14, 2005 (Commission File Number 001-13349).

10.11	Somesville Bank Branch Lease dated October 27, 2005.	Incorporated by reference to Form 10-K, Part III, Item 15(a)(10,13), filed with the Commission on March 16, 2006 (Commission File Number 001-13349)

11.1	Statement re computation of per share earnings	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 1 to the Notes to Consolidated Financial Statements in this report).

13	Annual Report to Shareholders	Filed herewith

14	Code of Ethics	Incorporated by reference to Form 10-K, Part III, Item 15(a)(14), filed with the Commission on March 16, 2006 (Commission File Number 001-13349)

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14/15d-14(a)	Filed herewith.

31.2	Certification of Chief Financial Officer under Rule 13a-14/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

(c) There are no other financial statements and financial statement schedules, which were excluded from this report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2008 BAR HARBOR BANKSHARES

(Registrant)

/s/ Joseph M. Murphy

Joseph M. Murphy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on behalf of the Registrant.

/s/ Thomas A. Colwell Thomas A. Colwell Chairman, Board of Directors	/s/ Joseph M. Murphy Joseph M. Murphy, Director President and Chief Executive Officer

/s/ Robert C. Carter Robert C. Carter, Director	/s/ Robert M. Phillips Robert M. Phillips, Director

/s/ Peter Dodge Peter Dodge, Director	/s/ Gerald Shencavitz Gerald Shencavitz EVP, Chief Financial Officer and Treasurer

/s/ Martha Tod Dudman Martha Tod Dudman, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director

/s/ Jacquelyn S. Dearborn Jacquelyn S. Dearborn, Director	/s/ Constance C. Shea Constance C. Shea, Director

/s/ Lauri E. Fernald Lauri E. Fernald, Director	/s/ Scott G. Toothaker Scott G. Toothaker, Director

/s/ Gregg S. Hannah Gregg S. Hannah, Director	/s/ David B. Woodside David B. Woodside, Director

/s/ Clyde H. Lewis Clyde H. Lewis, Director