Form 10-K/A
period 2007-12-31
BAR HARBOR BANKSHARES
filed 2008-04-03
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

            Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ___  NO   X
            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: YES ___ NO   X
            Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES   X  NO ___
            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___
            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ___ Accelerated filer   X  Non-accelerated filer (do not check if a smaller reporting company) ___ Smaller reporting company ___
            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ___  NO   X
             As of June 30, 2007, the aggregate market value of the 2,990,774 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the approximately 53,064 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $94,801,037. This aggregate market value is based on the last sale price of $31.70 per share of the Registrant’s Common Stock on June 30, 2007, as reported in The Wall Street Journal on July 2, 2007. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an affirmation of such status.
            Number of shares of Common Stock par value $2.00 outstanding as of March 3, 2008: 2,978,491

EXPLANATORY NOTE

We are filing this Amendment No.1 to our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission (the "Commission") on March 17, 2008 (the "Report’), for the purpose of correcting certain inadvertent errors contained in Exhibits 32.1 and 32.2 made in the process of preparing our Report for electronic filing with the Commission. This Amendment No. 1 corrects the signature line on Exhibit 32.2 which inadvertently identified the signing officer as both the "Chief Financial Officer" and "Chief Executive Officer," when in fact the signing officer on Exhibit 32.2 is only the Chief Financial Officer. In addition, we are filing this Amendment No. 1 to the Report to amend both Exhibits 32.1 and 32.2 to delete the last sentence of the first full paragraph of each certification set forth on Exhibits 32.1 and 32.2, as each sentence was inadvertently included in the electronic filing of the respective certifications. We have included corrected Exhibits 32.1 and 32.2 with is Amendment No. 1 to the Report which supersede and replace those Exhibits filed with the original Report. No other information included in the previously filed Report is amended or otherwise updated by this Amendment No. 1 on Form 10-K/A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 3. Exhibits:

        The following exhibits are included as part of this Form 10-K/A.

EXHIBIT NUMBER

31.3	Certification of Chief Executive Officer under Rule 13a-14/15d-14(a), Form 10-K/A	Filed herewith

31.4	Certification of Chief Financial Officer under Rule 13a-14/15d-14(a), Form 10-K/A	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350, as amended by Amendment No. 1 to Form 10-K	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350, as amended by Amendment No. 1 to Form 10-K	Filed herewith.

32.3	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350, Form 10-K/A	Filed herewith

32.4	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350, Form 10-K/A	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

April 3, 2008        BAR HARBOR BANKSHARES
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