Form 10-Q
period 2008-03-31
BAR HARBOR BANKSHARES
filed 2008-05-12
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X    NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", " accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ___ Accelerated filer   X     Non-accelerated filer (do not check if a smaller reporting company) ___ Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ___ NO:   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – May 1, 2008
$2.00 Par Value	2,967,190

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets at March 31, 2008, and December 31, 2007	3

	Consolidated Statements of Income for the three months ended March 31, 2008 and 2007	4

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2008 and 2007	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	6

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2008 and 2007	7

	Notes to Consolidated Interim Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44-48

Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 5.	Other Information	49

Item 6.	Exhibits	49-50

Signatures		50

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007
(Dollars in thousands, except share data)
(unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$ 9,008	$ 7,726
Overnight interest bearing money market funds	6	5
Total cash and cash equivalents	9,014	7,731
Securities available for sale, at fair value	256,698	264,617
Federal Home Loan Bank stock	13,855	13,156
Loans	607,165	579,711
Allowance for loan losses	(4,955)	(4,743)
Loans, net of allowance for loan losses	602,210	574,968
Premises and equipment, net	10,660	10,795
Goodwill	3,158	3,158
Bank owned life insurance	6,392	6,340
Other assets	8,907	8,707
TOTAL ASSETS	$910,894	$889,472

Liabilities
Deposits
Demand and other non-interest bearing deposits	$ 48,256	$ 65,161
NOW accounts	64,511	67,050
Savings and money market deposits	167,547	163,009
Time deposits	179,666	140,204
Brokered time deposits	98,439	103,692
Total deposits	558,419	539,116
Short term borrowings	92,673	148,246
Long-term debt	188,784	130,607
Other liabilities	5,191	5,529
TOTAL LIABILITIES	845,067	823,498

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at March 31, 2008 and December 31, 2007	7,287	7,287
Surplus	4,763	4,668
Retained earnings	64,474	63,292
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial gains/losses on employee benefit plans, net of tax of ($63) and ($64), at March 31, 2008 and December 31, 2007, respectively	(122)	(124)
Net unrealized appreciation on securities available for sale, net of tax of $220 and $616, at March 31, 2008 and December 31, 2007, respectively	428	1,196
Net unrealized appreciation on derivative instruments, net of tax of $254 and $24 at March 31, 2008 and December 31, 2007, respectively	495	46
Total accumulated other comprehensive income	801	1,118
Less: cost of 676,637 and 640,951 shares of treasury stock at March 31, 2008 and December 31, 2007, respectively	(11,498)	(10,391)

TOTAL SHAREHOLDERS' EQUITY	65,827	65,974

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$910,894	$889,472

                                                            The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Interest and dividend income:
Interest and fees on loans	$ 9,538	$ 9,188
Interest and dividends on securities	3,892	3,172
Total interest and dividend income	13,430	12,360

Interest expense:
Deposits	4,097	3,887
Short term borrowings	555	1,917
Long-term borrowings	2,486	1,274
Total interest expense	7,138	7,078

Net interest income	6,292	5,282
Provision for loan losses	512	---
Net interest income after provision for loan losses	5,780	5,282

Noninterest income:
Trust and other financial services	539	541
Service charges on deposit accounts	362	370
Other service charges, commissions and fees	50	52
Credit and debit card service charges and fees	333	267
Net securities gains (losses)	377	(920)
Other operating income	388	68
Total non-interest income	2,049	378

Noninterest expense:
Salaries and employee benefits	2,657	2,345
Postretirement plan settlement	---	(832)
Occupancy expense	385	373
Furniture and equipment expense	490	449
Credit card expenses	255	188
Other operating expense	1,201	1,274
Total non-interest expense	4,988	3,797

Income before income taxes	2,841	1,863
Income taxes	889	488

Net income	$ 1,952	$ 1,375

Basic earnings per share	$ 0.65	$ 0.45
Diluted earnings per share	$ 0.64	$ 0.44

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands, except share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2006	$7,287	$4,365	$59,339	$ (953)	$ (8,987)	$61,051
Net income	---	---	1,375	---	---	1,375
Total other comprehensive income	---	---	---	897	---	897
Cash dividends declared ($0.235 per share)	---	---	(716)	---	---	(716)
Purchase of treasury stock (4,611 shares)	---	---	---	---	(150)	(150)
Stock options exercised (1,836 shares), including related tax effects	---	5	(23)	---	59	41
Recognition of stock option expense	---	54	---	---	---	54
Balance March 31, 2007	$7,287	$4,424	$59,975	$ (56)	$ (9,078)	$62,552

Balance December 31, 2007	$7,287	$4,668	$63,292	$ 1,118	$(10,391)	$65,974
Net income	---	---	1,952	---	---	1,952
Total other comprehensive loss	---	---	---	(317)	---	(317)
Cash dividends declared ($0.250 per share)	---	---	(746)	---	---	(746)
Purchase of treasury stock (38,096 shares)	---	---	---	---	(1,182)	(1,182)
Stock options exercised (2,410 shares), including related tax effects	---	12	(24)	---	75	63
Recognition of stock option expense	---	83	---	---	---	83
Balance March 31, 2008	$7,287	$4,763	$64,474	$ 801	$(11,498)	$65,827

                                                    The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands)
(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$ 1,952	$ 1,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	296	318
Amortization of core deposit intangible	17	17
Provision for loan losses	512	---
Net securities (gains) losses	(377)	920
Net (accretion) amortization of bond premiums	(117)	62
Recognition of stock option expense	83	54
Postretirement plan settlement	---	(832)
Net change in other assets	575	11
Net change in other liabilities	(335)	(875)
Net cash provided by operating activities	2,606	1,050

Cash flows from investing activities:
Purchases of securities available for sale	(22,955)	(28,246)
Proceeds from maturities, calls and principal paydowns of available for sale securities	20,056	12,527
Proceeds from sales of securities available for sale	10,148	2,201
Net increase in Federal Home Loan Bank stock	(699)	(682)
Net loans (made to) repaid by customers	(27,754)	2,430
Capital expenditures	(161)	(190)
Net cash used in investing activities	(21,365)	(11,960)

Cash flows from financing activities:
Net increase in deposits	19,303	10,513
Net decrease in securities sold under repurchase agreements and fed funds purchased	(4,371)	(1,759)
Proceeds from Federal Home Loan Bank advances	66,480	6,399
Repayments of Federal Home Loan Bank advances	(59,505)	(13,000)
Purchases of treasury stock	(1,182)	(150)
Proceeds from stock option exercises, including excess tax benefits	63	41
Payments of dividends	(746)	(716)
Net cash provided by financing activities	20,042	1,328

Net increase (decrease) in cash and cash equivalents	1,283	(9,582)
Cash and cash equivalents at beginning of period	7,731	19,547
Cash and cash equivalents at end of period	$ 9,014	$ 9,965

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 7,272	$ 6,072

                                                                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007

Net income	$1,952	$1,375
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($268) and $261, respectively	(519)	506
Less reclassification adjustment for net (gains) losses related to securities available for sale included in net income, net of tax of ($128) and $313, respectively	(249)	607
Net unrealized appreciation and other amounts for interest rate derivatives, net of tax of $230 and $39, respectively	449	73
Reversal of actuarial gain upon postretirement plan settlement, net of tax of $151	---	(291)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1	2	2
Total other comprehensive (loss) income	(317)	897
Total comprehensive income	$1,635	$2,272

                                                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three months ended March 31, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any other interim periods.

The consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 210). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and notes thereto.

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

Allowance For Loan Losses: The allowance for loan losses (the "allowance") at the Company’s wholly owned banking subsidiary, Bar Harbor Bank & Trust (the "Bank") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance is available to absorb probable losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past and present conditions. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off.

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

The allowance for loan losses consists of allowances established for specific loans including impaired loans, a pool of allowances based on historical charge-offs by loan types, and supplemental allowances that adjust historical loss experience to reflect current economic conditions, industry specific risks, and other observable data.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of March 31, 2008 and December 31, 2007, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Net income	$ 1,952	$ 1,375

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	2,986,257	3,046,918
Effect of dilutive employee stock options	70,365	80,418
Diluted	3,056,622	3,127,336

EARNINGS PER SHARE:
Basic	$ 0.65	$ 0.45
Diluted	$ 0.64	$ 0.44

Anti-dilutive options excluded from earnings per share calculation	98,663	51,519

Note 4: Retirement Benefit Plans

Prior to the first quarter of 2007, the Company sponsored a limited postretirement benefit program, which funded medical coverage and life insurance benefits to a closed group of active and retired employees who met minimum age and service requirements.

In the first quarter of 2007, the Company settled its limited postretirement benefit program. The Company voluntarily paid out $699 to plan participants, representing 64% of the accrued postretirement benefit obligation. This payment fully settled all Company obligations related to this program. In connection with the settlement of the postretirement program, the Company recorded a reduction in non-interest expense of $832, representing the elimination of the $390 remaining accrued benefit obligation included in other liabilities on the consolidated balance sheet, and the $442 actuarial gain ($291, net of tax) related to the program. The actuarial gain was previously included in accumulated other comprehensive income, net of tax.

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

The following table summarizes the net periodic benefit costs for the three months ended March 31, 2008 and 2007:

	Supplemental Executive Retirement Plans

	2008	2007

Service Cost	$51	$50
Interest Cost	43	40
Amortization of actuarial loss	3	3
Net Periodic Benefit Cost	$97	$93

The Company is expected to recognize $379 of expense for the foregoing plans for the year ended December 31, 2008. The Company is expected to contribute $222 to the foregoing plans in 2008. As of March 31, 2008, the Company had contributed $58.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Commitments to originate loans	$29,280	$15,075
Unused lines of credit	$77,463	$85,530
Un-advanced portions of construction loans	$20,705	$19,752
Standby letters of credit	$ 506	$ 442

As of March 31, 2008 and December 31, 2007, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 6: Financial Derivative Instruments

As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant effect on net income.

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

At March 31, 2008, the Bank had three outstanding derivative instruments with notional amounts totaling $40,000. These derivative instruments were an interest rate swap agreement and interest rate floor agreements, with notional principal amounts totaling $10,000 and $30,000, respectively. The details are summarized as follows:

Interest Rate Swap Agreement:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate	Fair Value 3/31/08

Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (5.25%)	$106

During 2003 an interest rate swap agreement was purchased to limit the Bank’s exposure to falling interest rates on a pool of loans indexed to the Prime interest rate. The Bank is required to pay to a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon an interest rate of 6.25% over the term of the agreement.

The interest rate swap agreement was designated as a cash flow hedge in accordance with SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:   Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans."

At March 31, 2008, the fair value of the interest rate swap agreement was an unrealized gain of $106, compared with an unrealized loss of $34 at December 31, 2007. The fair value of the interest rate swap agreement was included in other assets on the consolidated balance sheets.

During the three months ended March 31, 2008, the total net cash flows received from (paid to) counter-parties amounted to $1, compared with ($105) during the same period in 2007. The net cash flows received from (paid to) counter-parties were recorded in interest income.

At March 31, 2008, the net unrealized gain on the interest rate swap agreement included in accumulated other comprehensive income, net of tax, amounted to $70 compared with an unrealized loss net of tax of $22 at December 31, 2007.

Interest Rate Floor Agreements

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium 3/31/08	Fair Value 3/31/08	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$128	$468	$ 6
$10,000	11/01/10	6.50%	$ 69	$ 52	$356	$11

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

For the three months ended March 31, 2008, total cash flows received from counterparties amounted to $17, compared with none during the same period in 2007. The cash flows received from counterparties were recorded in interest income.

At March 31, 2008, the total fair value of the interest rate floor agreements was $824 compared with $299 at December 31, 2007. The fair values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Pursuant to SFAS 133, changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income.

The premiums paid on the interest rate floor agreements are being recognized as reductions of interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During the three months ended March 31, 2008, $13 of the premium was recognized as a reduction of interest income. At March 31, 2008, the remaining unamortized premiums, net of tax, totaled $118, compared with $128 at December 31, 2007. During the next twelve months, $65 of the premiums will be recognized as reductions of interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

A summary of the hedging related balances follows:

	March 31, 2008		December 31, 2007
	Gross	Net of Tax	Gross	Net of Tax

Unrealized gain on interest rate floors	$ 824	$ 544	$ 299	$ 197
Unrealized gain (loss) on interest rate swaps	106	70	(34)	(22)
Unamortized premium on interest rate floors	(180)	(118)	(193)	(128)
Net deferred loss on de-designation of interest rate swaps	(1)	(1)	(2)	(1)
Total	$ 749	$ 495	$ 70	$ 46

Note 7: Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," the Company has delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

  Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
  Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
  Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, among other things, as well as other unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

  Securities Available For Sale: Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, callable features, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.
  Derivative Instruments: Derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains dealer market price estimates to value its Prime interest rate swaps and floors. The fair values were determined using propriety models from independent third-party sources taking into account such factors as the size of the transaction, estimated future cash flows, custom tailored features of the transaction, and the estimated current replacement cost of the derivative.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale	$ ---	$256,698	$ ---	$256,698

Derivative assets	$ ---	$ 930	$ ---	$ 930

SFAS No. 157 also requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non recurring basis, for which fair value adjustments were made during the first quarter of 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Three Months Ended 3/31/08	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Losses

Collateral dependent impaired loans	$864	$ ---	$ ---	$864	$(130)

In accordance with the provisions of SFAS No. 114, during the first quarter of 2008 one collateral dependent impaired commercial real estate loan with a carrying amount of $994 was written down to its estimated fair value of $864, resulting in an impairment charge of $130, which was included in the Company’s consolidated statement of income. The Company determined the impairment charge based on the  fair value of collateral. Based on this technique, impaired loans are classified as Level 3 for valuation purposes.

Note 8: Recently Adopted Accounting Standards

The Company recently adopted the following accounting standards:

Fair Value Measurements for Financial Assets and Liabilities: Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements. The fair value option was not elected for any financial instrument as of January 1, 2008.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force (the "EITF") on Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards," which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R). The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. EITF Issue No. 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Retrospective application to previously issued financial statements is prohibited. The Company’s adoption of EITF Issue No. 06-11 did not have an impact on its consolidated financial condition or results of operations.

Written Loan Commitments Recorded at Fair Value Through Earnings: In November 2007, the United States Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings."  SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007 (January 1, 2008 for the Company). SAB No. 109 did not have an impact on the Company’s consolidated financial condition or results of operations.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force (the "EITF") on Issue No. 06-01, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards," which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R). The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. EITF Issue No. 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Retrospective application to previously issued financial statements is prohibited. The Company’s adoption of EITF Issue No. 06-11 did not have an impact on its consolidated financial condition or results of operations.

Note 9: Recent Accounting Developments

The following information addresses new or proposed accounting pronouncements that could have an impact on the Company’s financial condition or results of operations.

Business Combinations: In December 2007, the Financial Accounting Standards Board ("FASB") issued revised Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," or SFAS No. 141(R). SFAS No. 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (formally the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company) and may not be applied before that date.

Non-controlling interests in Consolidated Financial Statements: In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 also amends SFAS No. 128, "Earnings per Share," so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008 (January 1, 2009 for the Company) and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial condition or results of operations.

Disclosures About Derivative Instruments and Hedging Activities: In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related features in derivative agreements. SFAS No. 161 must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company). SFAS No.161 is not expected to have a significant impact on the Company's consolidated results of operation or financial condition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three months ended March 31, 2008 and 2007, and financial condition at March 31, 2008, and December 31, 2007, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in first quarter 2008 and 2007 interest income was $519 and $407, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $230 and $178, in the first quarter of 2008 and 2007, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

Management believes the disclosure of tax equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations. Other financial institutions commonly present net interest income on a tax equivalent basis. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from their earning asset portfolios. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, other financial institutions generally use tax equivalent net interest income to provide a better basis of comparison from institution to institution. The Company follows these practices.

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

(v)	A significant delay in, or inability to execute strategic initiatives designed to increase revenues and or control expenses;

(vi)	The potential need to adapt to changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending;

(vii)	Significant changes in the Company’s internal controls, or internal control failures;

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

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2007 report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported. Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements:

Allowance for Loan Losses: Management believes the allowance for loan losses (the "allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of probable loss in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income, and when a greater amount of provision for loan losses is necessary, the result is lower net income. Refer to Part I, Item 2 below, Allowance for Loan Losses and Provision, in this report on Form 10-Q, for further discussion and analysis concerning the allowance.

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2008 and December 31, 2007, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

EXECUTIVE OVERVIEW

Summary Results of Operations

The Company reported consolidated net income of $2.0 million or fully diluted earnings per share of $0.64 for the three months ended March 31, 2008, compared with $1.4 million or fully diluted earnings per share of $0.44 for the same quarter in 2007, representing increases of $577 thousand and $0.20, or 42.0% and 45.5%, respectively. The annualized return on average shareholders’ equity ("ROE") and average assets ("ROA") amounted to 11.66% and 0.87%, respectively, compared with 9.02% and 0.67% for the same quarter in 2007.

As more fully enumerated below, the increase in first quarter earnings compared with the first quarter of 2007 was attributed to variety of factors including: a $1.0 million or 19.1% increase in net interest income; a $1.3 million increase in net securities gains; and a $313 thousand gain representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering. Partially offsetting the foregoing increases was a $512 thousand increase in the provision for loan losses. In addition, in the first quarter of 2007 the Company recorded an $832 thousand reduction in non-interest expense related to the Company’s settlement of its limited postretirement benefit program.

  Net Interest Income: For the quarter ended March 31, 2008, net interest income on a fully tax equivalent basis amounted to $6.5 million, representing an increase of $1.1 million, or 19.5%, compared with the same quarter in 2007. The increase in net interest income was principally attributed to a 24 basis point improvement in the fully tax equivalent net interest margin, combined with average earning asset growth of $70.9 million, or 8.9%. Since September of 2007, the Federal Reserve has lowered short term interest rates 300 basis points. These actions favorably impacted the Bank’s net interest margin and net interest income, reflecting its liability sensitive balance sheet.
  Non- interest Income: For the quarter ended March 31, 2008, total non-interest income amounted to $2.0 million, representing an increase of $1.7 million, or 442%, compared with the same quarter in 2007. The increase in non-interest income was principally attributed to a $1.3 million increase in net securities gains. In the first quarter of 2007, the Bank restructured a portion of its securities portfolio, recording net securities losses of $920 thousand, whereas in the first quarter of 2008 the Bank recorded securities gains of $377 thousand. Also included in first quarter 2008 non-interest income was a $313 thousand gain representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering.
  Non-Interest Expense: For the quarter ended March 31, 2008, total non-interest expense amounted to $5.0 million, representing an increase of $1.2 million, or 31.4%, compared with the same quarter in 2007. The increase in non-interest expense was principally attributed to the settlement of the Company’s limited postretirement program in the first quarter of 2007, the financial impact of which reduced that quarter’s non-interest expense by $832 thousand. The increase in first quarter non-interest expense was also attributed to higher levels of salaries and employee benefit expenses, which were up $312 thousand or 13.3% compared with the first quarter of 2007. The increase in salaries and employee benefits was attributed to a variety of factors including strategic additions to staff, normal increases in base salaries, and higher levels of accrued incentive compensation.

Summary Financial Condition

Total assets ended the first quarter at $911 million, representing increases of $21 million and $84 million, or 2.4% and 10.1%, compared with December 31 and March 31, 2007, respectively.

  Loans: Total loans ended the first quarter at $607 million, representing increases of $27 million and $55 million, or 4.7% and 9.9%, compared with December 31 and March 31, 2007, respectively. Business lending activity continued at a healthy pace during the first quarter, leading the overall growth in the loan portfolio.
  Credit Quality: The Bank’s non-performing loans ended the first quarter at $2.3 million, or 0.38% of total loans, compared with $2.1 million or 0.36% at December 31, 2007. One problem loan accounted for $864 of non-performing loans at quarter end and $1,144 at December 31, 2007. Net charge-offs amounted to $300 thousand during the quarter, or annualized net charge-offs to average loans outstanding of 0.20%. The aforementioned problem loan was accountable for $280 thousand of first quarter charge-offs. The real estate securing this loan was sold during the second quarter of 2008 and no further losses were sustained.

The Bank’s provision for loan losses amounted to $512 thousand in the first quarter of 2008 compared with no provision in the first quarter of last year. The increase in the provision principally reflects continued growth in the loan portfolio, declining real estate values in much of the Bank’s market area, and other qualitative and environmental considerations.

  Securities: Total securities ended the first quarter at $257 million, representing a decline of $8 million or 3.0% and an increase of $29 million or 12.9%, compared with December 31 and March 31, 2007, respectively. The decline in the securities portfolio during the first quarter was principally attributed to securities where call options were exercised, paydowns on mortgage-backed securities and sales of securities, the cash flows from which were not fully reinvested, largely due to prevailing market conditions and strong first quarter loan growth.
  Deposits: Total deposits ended the first quarter at $558 million, representing increases of $19 million and $52 million, or 3.6% and 10.2%, compared with December 31 and March 31, 2007, respectively. Total deposits included brokered certificates of deposit, which declined $5 million and $21 million compared with December 31 and March 31, 2007, respectively.

At March 31, 2008, total retail deposits stood at $460 million, representing increases of $25 million and $73 million, or 5.6% and 18.8%, compared with December 31 and March 31, 2007, respectively. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in winter and spring, and higher deposits in summer and autumn. Consequently, during the first quarter of 2008, demand deposits and NOW accounts declined $17 million and $3 million compared with December 31, 2007, respectively. However, comparing March 31, 2008 with the same date last year, all categories of retail deposits were showing increases, led by time deposits and savings and money market accounts.

  Borrowings: Total borrowings ended the first quarter at $281 million, representing increases of $3 million and $29 million, or 0.9% and 11.5%, compared with December 31, and March 31 2007, respectively. The additional borrowings were utilized to help support the Bank’s earning asset growth.
  Capital: The Company continued to exceed regulatory requirements for well-capitalized institutions, ending the first quarter of 2008 with a Tier I Capital Ratio of 6.90%.
  Tangible Book Value: At March 31, 2008, the Company’s tangible book value per share of common stock outstanding amounted to $21.08, representing an increase of $1.63 or 8.4%, compared with the same date last year.

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

For the three months ended March 31, 2008, net interest income on a fully tax equivalent basis amounted to $6,522, compared with $5,460 in the first quarter of 2007, representing an increase of $1,062, or 19.5%. As more fully discussed below, the increase in the Bank’s first quarter 2008 net interest income compared with the same quarter in 2007 was principally attributed to a 24 basis point improvement in the tax equivalent net interest margin, combined with average earning asset growth of $70,891, or 8.9%.

Factors contributing to the changes in net interest income and the net interest margin are enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended March 31, 2008 and 2007, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
MARCH 31, 2008 AND 2007

		2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$589,807	$ 9,564	6.52%	$554,027	$ 9,214	6.74%
Taxable securities (2)	218,938	3,200	5.88%	196,892	2,610	5.38%
Non-taxable securities (2, 3)	39,293	662	6.78%	29,646	497	6.80%
Total securities	258,231	3,862	6.02%	226,538	3,107	5.56%
Federal Home Loan Bank stock	13,761	196	5.73%	12,347	199	6.54%
Fed funds sold, money market funds, and time deposits with other banks	3,501	38	4.37%	1,497	18	4.88%

Total Earning Assets	865,300	13,660	6.35%	794,409	12,538	6.40%

Non-Interest Earning Assets:
Cash and due from banks	4,458			7,103
Allowance for loan losses	(4,826)			(4,556)
Other assets (2)	33,329			31,077
Total Assets	$898,261			$828,033

Interest Bearing Liabilities:
Deposits	$494,854	$ 4,097	3.33%	$449,711	$ 3,887	3.51%
Securities sold under repurchase agreements and fed funds purchased	18,891	161	3.43%	13,928	104	3.03%
Borrowings from Federal Home Loan Bank	259,748	2,880	4.46%	247,640	3,087	5.06%
Total Borrowings	278,639	3,041	4.39%	261,568	3,191	4.95%
Total Interest Bearing Liabilities	773,493	7,138	3.71%	711,279	7,078	4.04%
Rate Spread			2.64%			2.36%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	52,867			49,863
Other liabilities	4,562			5,059
Total Liabilities	830,922			766,201
Shareholders' equity	67,339			61,832
Total Liabilities and Shareholders' Equity	$898,261			$828,033
Net interest income and net interest margin (3)		6,522	3.03%		5,460	2.79%
Less: Tax Equivalent adjustment		(230)			(178)
Net Interest Income		$ 6,292	2.92%		$ 5,282	2.70%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

Net Interest Margin: The net interest margin, expressed on a Tax equivalent basis, represents the difference between interest and dividends earned on interest-earning assets and interest paid to depositors and other creditors, expressed as a percentage of average earning assets.

The net interest margin is determined by dividing Tax equivalent net interest income by average interest-earning assets. The interest rate spread represents the difference between the average Tax equivalent yield earned on interest earning-assets and the average rate paid on interest bearing liabilities. The net interest margin is generally higher than the interest rate spread due to the additional income earned on those assets funded by non-interest bearing liabilities, primarily demand deposits and shareholders’ equity.

For the three months ended March 31, 2008 the fully tax equivalent net interest margin amounted to 3.03%, compared with 2.79% during the same quarter in 2007, representing an improvement of 24 basis points.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

AVERAGE RATES	2008	2007				2006

	1	4	3	2	1	4	3	2

Interest Earning Assets:
Loans (1,3)	6.52%	6.71%	6.88%	6.88%	6.74%	6.68%	6.67%	6.57%
Taxable securities (2)	5.88%	5.78%	5.65%	5.62%	5.38%	5.03%	4.91%	4.97%
Non-taxable securities (2,3)	6.78%	6.71%	6.66%	6.79%	6.80%	6.80%	6.74%	6.96%
Total securities	6.02%	5.87%	5.75%	5.77%	5.56%	5.30%	5.21%	5.31%
Federal Home Loan Bank stock	5.73%	6.31%	6.41%	6.56%	6.54%	6.13%	11.04%	0.00%
Fed Funds sold, money market funds, and time
deposits with other banks	4.37%	5.01%	5.19%	5.67%	4.88%	5.20%	5.27%	5.01%
Total Earning Assets	6.35%	6.45%	6.53%	6.57%	6.40%	6.29%	6.34%	6.11%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	3.33%	3.51%	3.60%	3.56%	3.51%	3.37%	3.22%	2.92%
Securities sold under repurchase agreements	3.43%	3.74%	3.28%	3.24%	3.03%	2.96%	2.78%	2.55%
Other borrowings	4.46%	4.77%	5.02%	5.02%	5.06%	5.01%	5.01%	4.81%
Total Borrowings	4.39%	4.69%	4.92%	4.93%	4.95%	4.87%	4.89%	4.69%
Total Interest Bearing Liabilities	3.71%	3.95%	4.08%	4.04%	4.04%	3.89%	3.81%	3.58%

Rate Spread	2.64%	2.50%	2.45%	2.53%	2.36%	2.40%	2.53%	2.53%

Net Interest Margin (2)	3.03%	2.97%	2.93%	2.96%	2.79%	2.87%	2.97%	2.90%

Net Interest Margin without Tax Equivalent Adjustments	2.92%	2.89%	2.86%	2.88%	2.70%	2.77%	2.86%	2.79%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

Since September 2007, the Board of Governors of the Federal Reserve System (the "Federal Reserve") decreased short term interest rates six times for a total of 300 basis points. These actions have favorably impacted the Bank’s net interest income, given its liability sensitive balance sheet. Specifically, the Bank’s total weighted average cost of funds declined at a faster pace than the weighted average yield on its earning asset portfolios.

The weighted average yield on average earning assets amounted to 6.35% in the first quarter of 2008, compared with 6.40% in the first quarter of 2007, representing a decline of five basis points. However, the weighted average cost of interest bearing liabilities amounted to 3.71% in the first quarter of 2008, compared with 4.04% in the first quarter of 2007, representing a decline of 33 basis points. In short, since the first quarter of 2007, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 28 basis points.

Should short term interest rates continue at current levels, or decline further, Company management anticipates the Bank’s improving net interest margin trend will continue into the second and third quarters of 2008, generating higher levels of net interest income.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the quarter ended March 31, 2008, total interest income, on a fully Tax equivalent basis, amounted to $13,660 compared with $12,538 during the same quarter in 2007, representing an increase of $1,122, or 8.9%.

The increase in interest income was principally attributed to average earning asset growth of $70,891, or 8.9%, offset in part by a five basis point decline in the weighted average earning asset yield, when comparing the first quarter of 2008 with the same quarter in 2007. The decline in the weighted average earning asset yield was principally attributed to the reduction of short term interest rates by the Federal Reserve, the impact of which moderately reduced the weighted average yield on the Bank’s variable rate loan portfolios from 6.74% to 6.52%, or 22 basis points.

For the three months ended March 31, 2008, the weighted average yield on the Bank’s securities portfolio amounted to 6.02% compared with 5.56% during the same period in 2007, representing an improvement of 46 basis points. The improved yield on the securities portfolio reflects, in part, the restructuring of a portion of the portfolio in 2007. In addition, because the majority of the securities portfolio consists of fixed rate securities, the decline in short-term interest rates has had minimal impact on its weighted average yield.

Comparing the first quarter of 2008 with the same quarter in 2007, interest income from the loan portfolio increased $350 or 3.8%, and interest income from the securities portfolio increased $755, or 24.3%.

As depicted on the rate /volume tables below, the increased volume of total average earning assets on the balance sheet during the first quarter of 2008 contributed $1,265 to the increase in first quarter 2008 interest income compared with the first quarter of 2007, offset in part by a decrease of $143 attributed to the decline in the weighted average earning asset yield.

Interest Expense: For the quarter ended March 31, 2008, total interest expense amounted to $7,138, compared with $7,078 during the same quarter in 2007, representing an increase of $60, or 0.8%.

The increase in interest expense was attributed to an increase in average interest bearing liabilities amounting to $62,214 or 8.7%, almost all of which was offset by a 33 basis point decline in the weighted average cost of interest bearing liabilities, when comparing the first quarter of 2008 with the same quarter in 2007. The decline in the weighted average cost of interest bearing liabilities was principally attributed to declines in short term interest rates, which favorably impacted the weighted average cost of the Bank’s variable rate funding sources as well as its short term borrowings. Should short term interest rates continue at current levels, Bank management anticipates further declines in the weighted average cost of funds, as maturing time deposits and borrowings continue to re-price at lower costs.

As depicted on the rate/volume analysis table below, the increased volume of average interest bearing liabilities on the balance sheet during the first quarter of 2008 contributed $607 to the increase in first quarter 2008 interest expense compared with the first quarter of 2007, but was largely offset by a decrease of $547 attributed to the decline in the cost of interest bearing liabilities.

Rate/Volume Analysis: The following table sets forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities, and changes in average rates on such assets and liabilities. The income from tax-exempt assets has been adjusted to a fully tax equivalent basis, thereby allowing uniform comparisons to be made. Because of the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories in proportion to the relationships of the absolute dollar amounts of the change in each.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED MARCH 31, 2008 VERSUS MARCH 31, 2007
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 717	$(367)	$ 350
Taxable securities (2)	321	269	590
Non-taxable securities (2,3)	167	(2)	165
Investment in Federal Home Loan Bank stock	38	(41)	(3)
Fed funds sold, money market funds, and time deposits with other banks	22	(2)	20
TOTAL EARNING ASSETS	$1,265	$(143)	$1,122

Interest bearing deposits	419	(209)	210
Securities sold under repurchase agreements and fed funds purchased	42	15	57
Borrowings from Federal Home Loan Bank	146	(353)	(207)
TOTAL INTEREST BEARING LIABILITIES	$ 607	$(547)	$ 60

NET CHANGE IN NET INTEREST INCOME	$ 658	$ 404	$1,062

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

Provision for Loan Losses

The provision for loan losses reflects the amount necessary to maintain the allowance for loan losses (the "allowance") at a level that, in management’s judgment, is appropriate for the amount of inherent risk of probable loss in the Bank’s current loan portfolio.

The Bank’s non-performing loans remained at relatively low levels at quarter end, representing $2,296 or 0.38% of total loans, compared with $2,062 or 0.36% at December 31, 2007. At March 31, 2008, one problem loan accounted for $864, or 38% of total non-performing loans.

Net charge-offs amounted to $300 in the first quarter of 2008, or annualized net charge-offs to average loans outstanding of 0.20%. The problem loan mentioned above was accountable for $280 of first quarter 2008 charge-offs. The real estate securing this loan was sold during the second quarter of 2008 and no further charge-offs were sustained. In the first quarter of 2007, net loan charge-offs amounted to $26, or annualized net charge-offs to average loans outstanding of 0.20%.

The allowance expressed as a percentage of non-performing loans stood at 216% at March 31, 2008, compared with 230% at December 31, 2007.

For the three months ended March 31, 2008, the provision for loan losses (the "provision") amounted to $512 compared with no provision during the same period in 2007. The increase in the provision principally reflects continued growth in the loan portfolio, declining real estate values in much of the Bank’s market area, and other qualitative and environmental considerations.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the quarter ended March 31, 2008, total non-interest income amounted to $2,049, compared with $378 during the same quarter in 2006, representing an increase of $1,671, or 442.1%.

Factors contributing to the changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Other Financial Services: Income from trust and other financial services is principally derived from fee income based on a percentage of the market value of client assets under management and held in custody and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third party broker.

At March 31, 2008, total assets under management at Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $265,482 compared with $278,227 and $257,799 at December 31 and March 31, 2007, representing a decline of $12,745 or 4.6% and an increase of $7,683, or 3.0%, respectively.

For the quarter ended March 31, 2008, income from trust and other financial services amounted to $539, compared with $541 during the same quarter in 2007, representing a decline of $2 or 0.4%. Revenue generated from third party brokerage activities posted moderate declines, reflecting lower trading volumes, including sales of mutual funds and annuity products.

Service Charges on Deposits: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees.

Income generated from service charges on deposit accounts totaled $362 for the quarter ended March 31, 2008, compared with $370 during the same quarter in 2007, representing a decline of $8, or 2.2%. The decline in service charges on deposit accounts was principally attributed to a small decline in deposit account overdraft activity in the first quarter of 2008 compared with the same quarter in 2007.

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

For quarter ended March 31, 2008, credit and debit card service charges and fees amounted to $333, compared with $267 during the same quarter in 2007, representing an increase of $66, or 24.7%.

The first quarter increase in credit and debit card fees was largely attributed to an increase in debit card fees, principally reflecting the ongoing growth in the Bank’s demand deposits accounts base, combined with the 2007 introduction of a new deposit account product that offers rewards for debit card transactions. Merchant credit card processing fees also posed an increase, reflecting higher merchant credit card processing volumes, compared with the first quarter of 2007. The increase in credit and debit card processing revenue was largely offset by an increase in credit and debit card processing expense, which is included in non-interest expense in the Company’s consolidated statements of income.

Net Securities Gains (Losses): For the quarter ended March 31, 2008, net securities gains amounted to $377, compared with net securities losses of $920 in the first quarter of 2007, representing an increase of $1,297. The amount recorded in the first quarter of 2008 represented realized gains on the sale of securities, while the amount recorded in the first quarter of 2007 represented a securities impairment loss partially offset by realized gains.

In April 2007, Company’s Board of Directors approved the restructuring of a portion of the Company’s consolidated balance sheet through the sale of $43,337 of its aggregate $227,473 available for sale securities portfolio, the proceeds from which were initially used to pay down short term borrowings. Since the Company no longer had the intent to hold these securities until a recovery of their amortized cost, the Company recorded an adjustment to write down these securities to fair value at March 31, 2007, resulting in an impairment loss of $1,162. In the first quarter of 2007 the Company also recorded $241 in realized gains on sales of securities.

Other Operating Income: For the quarter ended March 31, 2008, total other operating income amounted to $388, compared with $68 during the same quarter in 2007, representing an increase of $320 or 470.6%.

As previously reported, in Part II, Item 7 of the Company’s Annual Report on Form 10-K, and in connection with the Bank’s merchant services and Visa credit card business, prior to September 2007 the Bank was a member of Visa U.S.A. Inc. Card Association. As a part of the Visa Inc. reorganization in 2007, (the "Visa Reorganization"), the Bank received its proportionate number of Class U.S.A. shares of Visa Inc common stock, or 20,187 shares.

In connection with the Visa Inc. initial public offering that occurred in March of 2008, the Bank received 18,949 shares of Visa Inc. Class B Common Stock, of which 7,326 shares were immediately redeemed. The proceeds from this redemption amounted to $313 and were recorded in other operating income in the Company’s consolidated statement of income. The 11,623 post redemption non-marketable shares owned by the Bank are convertible to Class A Visa Inc. shares three years after the initial public offering, or upon settlement of certain litigation between Visa Inc. and other third parties, whichever is later. As of March 29, 2008, the conversion rate of Class B shares into Class A shares was 0.71429.

Non-interest Expense

For the quarter ended March 31, 2008, total non-interest expense amounted to $4,988, compared with $3,797 during the same quarter in 2007, representing an increase of 1,191 or 31.4%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the quarter ended March 31, 2008, salaries and employee benefit expenses amounted to $2,657, compared with $2,345 during the same quarter in 2007, representing an increase of $312 or 13.3%.

The increase in salaries and employee benefits was attributed to a variety of factors including strategic additions to staff, normal increases in base salaries, and higher levels of accrued incentive compensation. The increase in salaries and benefits followed a two-year period where salary and employee benefits declined.

Postretirement Plan Settlement: In the first quarter of 2007, the Company settled its limited postretirement benefit program, which funded medical coverage and life insurance benefits to a closed group of active and retired employees who met minimum age and service requirements. The Company voluntarily paid out $699 to plan participants. This payment fully settled all Company obligations related to this program. In connection with the settlement of the postretirement program, the Company recorded a first quarter 2007 reduction in non-interest expense of $832, representing the remaining accrued benefit obligation and the actuarial gain related to the program.

Occupancy Expenses: For the quarter ended March 31, 2008, total occupancy expenses amounted to $385, compared with $373 during the same quarter in 2007, representing an increase of $12 or, or 3.2%.

The increase in occupancy expenses principally reflected higher fuel and utilities prices in the first quarter of 2008 compared with the same quarter last year.

Furniture and Equipment Expenses: For the quarter ended March 31, 2008, furniture and equipment expenses amounted to $490, compared with $449 during the first quarter in 2007, representing an increase of $41, or 9.1%.

The first quarter increase in furniture and equipment expenses was principally attributed to higher maintenance fees on certain equipment and a higher level of equipment repairs, compared with the first quarter of 2007.

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

For the quarter ended March 31, 2008, credit and debit card expenses amounted to $255, compared with $188 during the same quarter in 2007, representing an increase of $67, or 35.6%. The increase in credit and debit card expenses was principally attributed to an increase in debit card fees, reflecting the growth of the Bank’s retail checking account base and the 2007 introduction of a new deposit product that provides customer rewards for debit card activity. Merchant credit card processing expenses were moderately higher in the first quarter of 2008, principally reflecting higher merchant credit card processing volumes compared with the same quarter in 2007.

First quarter 2008 credit and debit card expenses also included the costs associated with the voluntary reissuance of a large number of credit and debit cards that were compromised in the widely publicized Hannaford Supermarket data breach.

The $67 increase in first quarter 2008 credit and debit card expenses was essentially offset by a $66 increase in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

Other Operating Expenses: For the quarter ended March 31, 2008, other operating expenses amounted to $1,201, compared with $1,274 during the same quarter in 2007, representing a decline of $73, or 5.7%.

The decline in other operating expenses was principally attributed to a $128 reduction in the Company’s liability related to the Visa Reorganization and the Visa Inc. initial public offering.

As previously reported in Part II, Item 7 of the Company’s Annual Report on Form 10-K, as a former member of Visa, the Bank has an obligation to indemnify Visa U.S.A. under its bylaws and Visa Inc. under a retrospective responsibility plan, approved as part of the Visa Reorganization, for contingent losses in connection with covered litigation (the "Visa Indemnification") disclosed in Visa Inc.’s public filings with the SEC, based on its membership proportion. The Bank is not a party to the lawsuits brought against Visa U.S.A. In 2007 the Bank recorded a $243 liability in connection with the Visa Indemnification. In connection with the March 2008 Visa Inc. public offering the Bank reduced this liability by $128. The Company recognizes its portion of the Visa Indemnification at the estimated fair value of such obligation in accordance with FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

Excluding the $128 reduction in the Visa Inc. liability discussed above, first quarter 2008 other operating expenses increased $55, or 4.3%, compared with the same quarter in 2007. The increase was principally attributed to moderate increases in a variety of expense categories including marketing, charitable contributions and professional services. These increases were partially offset by a $67 decline in courier services, reflecting the mid 2007 implementation of remote image item capture technology in all of the Bank’s branch office locations.

Income Taxes

For the quarter ended March 31, 2008, total income taxes amounted to $889, compared with $488 for the same quarter in 2007, representing an increase of $401, or 82.2%.

The Company's effective tax rate for the quarter ended March 31, 2008 amounted to 31.3%, compared with 26.2% for the same quarter in 2007. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at March 31, 2008 represented 66.7% and 28.2% of total assets, compared with 65.2% and 29.7% at December 31, 2007, respectively.

At March 31, 2008, total assets amounted to $910,894, compared with $889,472 and $827,266 at December 31 and March 31, 2007, representing increases of $21,422 and $83,628, or 2.4% and 10.1%, respectively.

Securities

The securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other corporate issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government sponsored enterprises.

In the first quarter of 2008, the securities portfolio represented 29.8% of the Company’s average earning assets and generated 28.3% of total tax equivalent interest and dividend income, compared with 28.5% and 24.6% in the first quarter of 2007, respectively.

The overall objectives of the Bank’s strategy for the securities portfolio include maintaining appropriate liquidity reserves, diversifying earning assets, managing interest rate risk, leveraging the Bank’s strong capital position, and generating acceptable levels of net interest income.

Securities available for sale represented 100% of total securities at March 31, 2008 and 2007. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method and are shown separately in the consolidated statements of income.

Total Securities: At March 31, 2008, total securities amounted to $256,698, compared with $264,617 and $227,473 at December 31 and March 31, 2007, representing a decline of $7,919 or 3.0% and an increase of $29,225, or 12.9%, respectively. The decline in the securities portfolio from December 31, 2007 was principally attributed to called securities, paydowns on mortgage-backed securities and sales of securities, the cash flows from which were not fully reinvested due to prevailing market conditions and strong first quarter loan growth.

In the second quarter of 2007, the Bank completed the restructuring of a portion of its securities portfolio, selling a total of $46,170 in securities with below market yields while paying down short-term borrowings. During the later part of the second quarter of 2007, market yields climbed to a five-year high, with the benchmark 10-year U.S. Treasury advancing from 4.63% in mid May to 5.30% in mid June. The strong increase in market yields presented opportunities for replacing the securities sold; further increasing the Bank’s earning assets with additional securities, and generating higher levels of net interest income. The $29,225 increase in securities at March 31, 2008 compared with the same date in 2007 was principally attributed to the implementation of the foregoing strategy.

Impaired Securities: The securities portfolio contains certain investments where amortized cost exceeds fair value, which at March 31, 2008 amounted to unrealized losses of $3,483, compared with $723 at December 31, 2007. The increase in unrealized losses was principally attributed to changes in prevailing market conditions, interest rates and market yields at quarter end, including historically wide pricing spreads to the U.S. Treasury yield curve (the "yield curve").

Unrealized losses that are considered other-than-temporary are recorded as a loss on the Company’s consolidated statements of income. In evaluating whether impairment is other-than-temporary, management considers a variety of factors including the nature of the investment security, the cause of the impairment, the severity and duration of the impairment, and the Bank’s ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity. Other data considered by management includes, for example, sector credit ratings, volatility of the security’s market price, and any other information considered relevant in determining whether other-than-temporary impairment has occurred.

Management believes the unrealized losses in the securities portfolio at March 31, 2008 were attributed to prevailing market conditions, interest rates and market yields, combined with historically wide pricing spreads to the yield curve. Because the decline in market value was attributable to changes in prevailing market yields and interest rates, and because the Bank has the ability and intent to hold these investment securities until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investment securities to be other-than-temporarily impaired at March 31, 2008.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	March 31, 2008	December 31, 2007	March 31, 2007

Commercial real estate mortgages	$202,631	$183,663	$160,376
Commercial and industrial loans	68,655	65,238	58,586
Agricultural and other loans to farmers	23,062	15,989	17,809
Total commercial loans	294,348	264,890	236,771

Residential real estate mortgages	247,027	251,625	251,204
Consumer loans	12,997	10,267	11,412
Home equity loans	45,797	45,783	46,099
Total consumer loans	305,821	307,675	308,715

Tax exempt loans	5,872	6,001	5,993

Deferred origination costs, net	1,124	1,145	1,164
Total loans	607,165	579,711	552,643
Allowance for loan losses	(4,955)	(4,743)	(4,499)
Total loans net of allowance for loan losses	$602,210	$574,968	$548,144

Total Loans: At March 31, 2008, total loans amounted to $607,165, compared with $579,711 and $552,643 at December 31, and March 31, 2007, representing increases of $27,454, or 4.7%, and an increase of $54,522, or 9.9%, respectively. Business lending activity led the overall growth of the loan portfolio during the three months ended March 31, 2008.

Commercial Loans: At March 31, 2008, total commercial loans amounted to $294,348, compared with $264,890 and $236,771 at December 31 and March 31, 2007, representing increases of $29,458 and 57,577, or 11.1% and 24.3%, respectively.

Commercial loans represented 105.5% of total loan growth when comparing March 31, 2008 with the same date in 2007. Commercial loan growth was almost principally driven by commercial real estate mortgage loans and commercial and industrial loans, which posted increases of $42,255 and $10,069, or 26.3% and 17.2%, respectively, when comparing March 31, 2008 with the same date in 2007. Bank management attributes the overall growth in commercial loans, in part, to an effective business banking team, a variety of new business development initiatives, focused incentive compensation plans, and a relatively stable local economy.

Consumer Loans: At March 31, 2008, total consumer loans, which principally consisted of consumer real estate (residential mortgage) loans, amounted to $305,821, compared with $307,675 and $308,715 at December 31 and March 31, 2007, representing declines of $1,854 and $2,894, or 0.6% and 0.9%, respectively.

The declines in consumer loans were principally attributed to declines in residential real estate loans, reflecting a continued softening of the real estate markets in the communities served by the Bank. While the Bank originated and closed $6,678 in residential real estate loans during the first quarter of 2008, this amount was more than offset by $9,572 of cash flows (principal paydowns) from the existing residential real estate loan portfolio.

Subprime Mortgage Lending: Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that Bank management has ever actively pursued. In general, the industry does not apply a uniform definition of what actually constitutes "subprime" lending. In referencing subprime lending activities, Bank management relies upon several sources, including Maine’s Predatory Lending Law enacted January 1, 2008, and the "Statement of Subprime Mortgage Lending" issued by the federal bank regulatory agencies (the "Agencies") on June 29, 2007, which further references the Expanded Guidance for Subprime Lending Programs (the "Expanded Guidance"), issued by the Agencies by press release dated January 31, 2001. In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The Agencies recognize that many Prime loan portfolios will contain such accounts. The Agencies also excluded Prime loans that develop credit problems after origination and community development loans from the subprime arena. According to the Expanded Guidance, subprime loans are other loans to borrowers that display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets’ or institutions’ specific subprime definitions, are set forth, including having a FICO (credit) score of 660 or lower. Based on the definitions and exclusions described above, Bank management considers the Bank as a Prime lender. Within the Bank’s residential mortgage loan portfolio there are loans that, at the time of origination, had FICO scores of 660 or below. However, as a portfolio lender, the Bank reviews all credit underwriting data including all data included in borrower credit reports and does not base its underwriting decisions solely on FICO scores. Bank management believes the aforementioned loans, when made, were amply collateralized and documented, and otherwise conformed to the Bank’s Prime lending standards.

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, and oversight from the Bank’s Senior Credit Officer, the Bank's Senior Loan Officers Committee, the Director's Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed by an independent loan review consulting firm, which reports to the Audit Committee of the Board of Directors.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2007 and this continued to be the case during the three months ended March 31, 2008. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	March 31,	December 31,	March 31,
	2008	2007	2007
Loans accounted for on a non-accrual basis:
Residential mortgage	$ 459	$ 450	$114
Commercial and industrial, and agricultural	1,650	1,598	294
Consumer	4	5	1
Total non-accrual loans	2,113	2,053	409
Accruing loans contractually past due 90 days or more	183	9	13
Total non-performing loans	$2,296	$2,062	$422

Allowance for loan losses to non-performing loans	216%	230%	1066%
Non-performing loans to total loans	0.38%	0.36%	0.08%
Allowance to total loans	0.82%	0.82%	0.81%

During the quarter ended March 31, 2008, non-performing loans increased by $234, but remained at relatively low levels. The Bank attributes this to mature credit administration processes and underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At March 31, 2008, total non-performing loans amounted to $2,296, compared with $2,062 and $422 at December 31 and March 31, 2007, representing increases of $234 and $1,874, or 11.3%, and 444.1%, respectively. One problem loan accounted for $864 of non-performing loans at quarter end and $1,144 at December 31, 2007. This problem loan was accountable for $280 of first quarter charge-offs. The real estate securing this loan was sold during the second quarter of 2008 and no further charge-off was sustained.

Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including interest rates and debt service levels, declining collateral values, rising oil and gas prices, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Other Real Estate Owned: Real estate acquired in satisfaction of a loan is reported in other assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to other real estate owned ("OREO") and recorded at the lower of cost or fair market value less estimated costs to sell based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Subsequent reductions in fair value below the carrying value are charged to other operating expenses.

At March 31, 2008 and December 31, 2007 total OREO amounted to $340, compared with none as of March 31, 2007. One commercial property comprised the March 31, 2008 and December 31, 2007 balance of OREO.

Allowance for Loan Losses: The allowance for loan losses (the "allowance") is available to absorb probable losses on loans. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated quarterly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration.

The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the current loan portfolio, and adequate to provide for estimated, probable losses. Allowances are established for specific impaired loans, a pool of reserves based on historical net loan charge-offs by loan types, and supplemental reserves that adjust historical net loss experience to reflect current economic conditions, industry specific risks, and other qualitative and environmental considerations impacting the inherent risk of loss in the current loan portfolio.

Specific allowances for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $1,650 as of March 31, 2008, compared with $1,598 and $294 as of December 31 and March 31, 2007, respectively. The related allowance for loan losses on these impaired loans amounted to $100 as of March 31, 2008, compared with $250 and $100 at December 31 and March 31, 2007, respectively.

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses. The Bank employs a comprehensive risk management structure to identify and manage the risk of loss. For consumer loans, the Bank identifies loan delinquency beginning at 10-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Non-residential mortgage consumer loan losses are recognized no later than the point at which a loan is 120 days past due. Residential mortgage losses are recognized during the foreclosure process, or sooner, when that loss is quantifiable and reasonably assured. For commercial loans, the Bank applies a risk grading system, which stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio. The risk grades include ratings that correlate with regulatory definitions of "Pass," "Other Assets Especially Mentioned," "Substandard," "Doubtful," and "Loss."

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

The Bank’s loan loss experience increased during three months ended March 31, 2008, with net loan charge-offs amounting to $300, or annualized net charge-offs to average loans outstanding of 0.20%, compared with $26 or annualized net charge-offs to average loans outstanding of 0.02% during the first quarter of 2007. One problem loan accounted for $280 or 93.3% of first quarter charge-offs.

There were no material changes in loan concentrations during the three months ended March 31, 2008.

The following table details changes in the allowance and summarizes loan loss experience by loan type for the three-month periods ended March 31, 2008 and 2007.

ALLOWANCE FOR LOAN LOSSES
THREE MONTHS ENDED
MARCH 31, 2008 AND 2007

	2008	2007

Balance at beginning of period	$ 4,743	$ 4,525
Charge offs:
Commercial, financial, agricultural, and other loans to farmers	2	24
Real estate:
Mortgage	280	---
Installments and other loans to individuals	21	22
Total charge-offs	303	46

Recoveries:
Commercial, financial, agricultural, and other loans to farmers	---	13
Installments and other loans to individuals	3	7
Total recoveries	3	20

Net charge-offs	300	26
Provision charged to operations	512	---

Balance at end of period	$ 4,955	$ 4,499

Average loans outstanding during period	$589,807	$554,027

Annualized net charge-offs to average loans outstanding	0.20%	0.02%

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at March 31, 2008, is appropriate for the risks inherent in the loan portfolio.

Deposits

During the quarter ended March 31, 2008, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At March 31, 2008, total deposits amounted to $558,419, compared with $539,116 and $506,832 at December 31 and March 31, 2007, representing increases of $19,303 and $51,587, or 3.6% and 10.2%, respectively.

Total deposits included certificates of deposit obtained in the national market ("brokered deposits"). At March 31, 2008, total brokered deposits amounted to $98,439, compared with $103,692 and $119,468 at December 31 and March 31, 2007, representing declines of $5,253 and $21,029, or 5.1% and 17.6%, respectively. The decline in brokered deposits was attributed, in part, to strong retail deposit growth. In addition, over the past six months prevailing market conditions have kept the cost of brokered deposits at historically wide spreads to other sources of funding. Accordingly, the Bank has been utilizing more of its borrowing capacity from the Federal Home Loan Bank of Boston as a means to lower its overall cost of funds.

At March 31, 2008, retail deposits totaled $459,980 compared with $435,424 at December 31, 2007, representing an increase of $24,556, or 5.6%. Reflecting the seasonality of the Bank’s deposit base discussed above, Demand deposits and NOW accounts declined $16,905 and $2,539, or 25.9% and 3.8%, respectively, compared with December 31, 2007. However, increases in retail certificates of deposit and savings and money market accounts more than offset the seasonal declines in demand deposits and NOW accounts.

Comparing March 31, 2008 with the same date in 2007, total retail deposits increased $72,617, or 18.8%. All categories of retail deposits were showing increases, led by time deposits and savings and money market accounts. Time deposits increased $50,204 or 38.8%, while savings and money market accounts were up $19,857, or 13.5%. The $72,617 growth in retail deposits included an increase of $20,285 in deposits offered to clients of trust services, principally reflecting a reallocation of cash within certain managed asset portfolios in the course of normal operations. The increase in retail deposits also included a $10,034 deposit from the State of Maine.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering retail time deposits, the Bank generally prices on a relationship basis. At March 31, 2008, the weighted average cost of retail time deposits was 3.96%. Given the current interest rate environment and continuing time deposit maturities, management anticipates that the weighted average cost of time deposits will show declines throughout the balance of 2008.

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

At March 31, 2008, total borrowings amounted to $281,457, compared with $278,853 and $252,352 at December 31 and March 31, 2007, representing increases of $2,604 and $29,105, or 0.9 and 11.5%, respectively. The increase in borrowings was principally utilized to help support earning asset growth, principally investment securities.

At March 31, 2008, total borrowings expressed as a percent of total assets amounted to 30.9%, compared with 31.3% and 30.5% at December 31 and March 31, 2007, respectively.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the first quarter of 2008 the Company maintained its strong capital position and continued to be a "well capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

Capital Ratios: The Company and the Bank are subject to the risk based capital guidelines administered by the Company’s and the Bank's principal regulators. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements.

As of March 31, 2008, the Company and the Bank were considered well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%.

The following table sets forth the Company's regulatory capital at March 31, 2008 and December 31, 2007, under the rules applicable at that date.

	March 31, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$66,706	10.98%	$66,307	11.59%
Regulatory Requirement	48,597	8.00%	45,774	8.00%
Excess over "adequately capitalized"	$18,109	2.98%	$20,533	3.59%

Tier 1 Capital to Risk Weighted Assets	$61,751	10.17%	$61,564	10.76%
Regulatory Requirement	24,298	4.00%	22,887	4.00%
Excess over "adequately capitalized"	$37,453	6.17%	$38,677	6.76%

Tier 1 Capital to Average Assets	$61,751	6.90%	$61,564	7.10%
Regulatory Requirement	35,799	4.00%	34,674	4.00%
Excess over "adequately capitalized"	$25,952	2.90%	$26,890	3.10%

Cash Dividends: The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company declared dividends in the aggregate amount of $746 and $716 during the three months ended March 31, 2008 and 2007, at a rate of $0.25 and $0.235 per share, respectively.

Stock Repurchase Plan: In February 2004, the Company’s Board of Directors approved a program to repurchase up to 10% of the Company’s outstanding shares of common stock, or approximately 310,000 shares. Purchases began on March 4, 2004 and were continued through December 2007. In December of 2007 the Company’s Board of Directors authorized the continuance of this program through December 31, 2008. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of March 31, 2008, the Company had repurchased 249,697 shares of stock under this plan, at a total cost of $7,303 and an average price of $29.25 per share. The Company recorded the repurchased shares as treasury stock.

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

The following table summarizes the Company’s contractual obligations at March 31, 2008. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Operating Leases	$ 243	$ 80	$ 163	$ ---	$ ---
Borrowings from Federal Home Loan Bank	263,282	74,498	68,342	91,942	28,500
Securities sold under agreements to repurchase	18,175	18,175	---	---	---
Total	$281,700	$92,753	$68,505	$91,942	$28,500

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated in the above table at their contractual final maturity dates. At March 31, 2008, the Bank had $92,500 in callable advances.

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

At March 31, 2008, commitments under existing standby letters of credit totaled $506, compared with $506 and $462 at December 31 and March 31, 2007, respectively. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit as of the dates shown:

(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Commitments to originate loans	$ 29,280	$ 15,075	$ 37,007
Unused lines of credit	77,463	85,530	78,928
Un-advanced portions of construction loans	20,705	19,752	4,002
Total	$127,448	$120,357	$119,937

Financial Derivative Instruments: As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements and interest rate floor agreements. A policy statement, approved by the Board of Directors of the Bank, governs use of derivative instruments.

At March 31, 2008, the Bank had three outstanding derivative instruments with notional amounts totaling $40,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of March 31, 2008 are summarized below. Also refer to Note 7 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

INTEREST RATE SWAP AGREEMENT

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate	Fair Value 3/31/08

Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (5.25%)	$106

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

The following table summarizes the contractual cash flows of the interest rate swap agreements outstanding at March 31, 2008, based upon the then current Prime interest rate of 5.25%.

	Payments Due by Period

	Total	Less Than 1 Year

Fixed payments due from counter-party	$512	$512
Variable payments due to counter-party based on Prime rate	430	430
Net cash flow	$ 82	$ 82

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 3/31/08	Fair Value 3/31/08

$20,000	08/01/10	6.00%	$186	$128	$468
$10,000	11/01/10	6.50%	$ 69	$ 52	$356

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

Liquidity

Liquidity is measured by the Company’s ability to meet short term cash needs at a reasonable cost or minimal loss. The Company seeks to obtain favorable sources of liabilities and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer-initiated needs. Many factors affect the Company’s ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions.

The Bank actively manages its liquidity position through target ratios established under its Asset Liability Management Policy. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At March 31, 2008, liquidity, as measured by the basic surplus/deficit model, was 6.9% over the 30-day horizon and 7.4% over the 90-day horizon.

At March 31, 2008, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $60 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

Interest Rate Risk: Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the Bank's net interest income. Interest rate risk arises from the imbalance in the repricing, maturity and/or cash flow characteristics of assets and liabilities. Management's objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank's balance sheet. The objectives in managing the Bank's balance sheet are to preserve the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promote sufficient reward for understood and controlled risk.

The Bank's interest rate risk measurement and management techniques incorporate the repricing and cash flow attributes of balance sheet and off balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by the Asset/Liability Committee ("ALCO") and the Bank’s Board of Directors.

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

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product specific assumptions for deposit accounts, such as money market accounts, that are subject to repricing based on current market conditions. Repricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with call provisions, are examined on an individual basis in each rate environment to estimate the likelihood of a call. Prepayment assumptions for mortgage loans and mortgage backed securities are developed from industry median estimates of prepayment speeds, based upon similar coupon ranges and seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different interest rate scenarios. Interest income and interest expense are then simulated under several hypothetical interest rate conditions including:

  A flat interest rate scenario in which current prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and repricing volumes consistent with this flat rate assumption.
  A 200 basis point rise or decline in interest rates applied against a parallel shift in the yield curve over a twelve-month period together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.
  Various non-parallel shifts in the yield curve, including changes in either short term or long-term rates over a twelve-month horizon, together with a dynamic balance sheet anticipated to be consistent with such interest rate changes.
  An extension of the foregoing simulations to each of two, three, four and five year horizons to determine the interest rate risk with the level of interest rates stabilizing in years two through five. Even though rates remain stable during this two to five year time period, repricing opportunities driven by maturities, cash flow, and adjustable rate products will continue to change the balance sheet profile for each of the rate conditions.

Changes in net interest income based upon the foregoing simulations are measured against the flat interest rate scenario and actions are taken to maintain the balance sheet interest rate risk within established policy guidelines.

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2008, over one and two-year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
MARCH 31, 2008

	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-100 Basis Points Short Term Rates
Year 1
Net interest income change ($)	$ (98)	$ (723)	$ 587
Net interest income change (%)	-0.36%	-2.64%	2.15%

Year 2
Net interest income change ($)	$ (1,370)	$ 278	$ 2,677
Net interest income change (%)	-5.01%	1.02%	9.79%

During the first quarter of 2008 the interest rate risk profile of the Bank’s balance sheet became less liability sensitive than exhibited over the past few years. This was principally attributed to the extension of FHLB borrowings into longer-term maturities out to five years, as well as adding longer-term certificates of deposit to the Bank’s balance sheet. These actions were taken to protect the Bank’s net interest margin and net interest income in a rising rate environment, at a time when borrowing costs were at cyclical lows.

As more fully discussed below, the March 31, 2008 interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the one-year horizon and it is not materially exposed to increases or declines in short term and or long-term interest rates. Over the second year horizon, the sensitivity modeling results indicate the Bank is moderately exposed to a parallel decline in long-term and short term interest rates, but as discussed below, Bank management believes this scenario is unlikely to occur.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will trend upward over the one and two-year horizons and beyond. The upward trend principally results from the downward repricing of a large portion of the Bank’s funding base in response to the cumulative 325 basis point reductions in the Fed Funds rate since September of 2007, which unlike the Bank’s large fixed rate earning asset portfolios will generally not be significantly impacted by the declining Fed Funds rate. The upward trend also reflects the re-investment of a portion of securities and loan cash flows into higher current interest rate levels. Management anticipates that only moderate earning asset growth would be needed to meaningfully increase the Bank’s current level of net interest income, should interest rates remain at current levels.

Assuming short term and long-term interest rates decline from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will not be impacted over the one year horizon, but will show a meaningful declines over the two and three year horizons. Over the one-year horizon, the interest rate sensitivity simulation model suggests that funding cost reductions will outpace falling asset yields, favorably impacting net interest income. While the interest rate sensitivity model suggests that net interest income over the two-year horizon will be pressured by accelerated cash flows on earning assets and the repricing of the Bank’s earning asset base, management believes this is a scenario that is not likely to occur. In this regard, at March 31, 2008 long-term interest rates continued below historical norms, with the 10-year U.S. Treasury note closing the quarter at 3.41%. Management believes that a 200 basis point decline in long-term interest rates, or a 10-year U.S. Treasury note of 1.41%, would be unprecedented and unlikely to occur. Notwithstanding the foregoing, management anticipates that continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short term interest rates by 200 basis points, and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will post moderate decline over the twelve month horizon, then begin a steady recovery over the two year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price more quickly than its earning asset portfolios, causing a decline in net interest income. As funding costs begin to stabilize early in the second year of the simulation, the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and improving levels of net interest income over the two year horizon and beyond. Management believes continued earning asset growth will be necessary to meaningfully increase the current level of net interest income should short term and long-term interest rates rise in parallel. Management also believes that, based on a variety of current economic indicators, it is not likely the Federal Reserve will increase short term interest rates in the near future.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short term or long-term interest rates. Given the shape of the yield curve at March 31, 2008, management does not believe that a parallel decline in long-term and short term rates is a likely scenario, in that the fed funds rate would be at 0.25% and the benchmark ten-year U.S. Treasury note would be at 1.41%. Accordingly, management modeled an alternative future interest rate scenario and the anticipated impact on net interest income. Assuming the Bank’s balance sheet structure and size remain at current levels, with the short term Federal Funds interest rate declining 100 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will moderately improve over the twelve-month horizon and significantly strengthen over the twenty-four month horizon and beyond. The model indicates that funding costs will show significant declines while earning asset yields will only decline moderately. In addition, loan and securities cash flows will be reinvested into higher yielding earning assets over time. Management believes the foregoing scenario is more likely than a parallel 200 basis point decline in short and long-term interest rates, given the current shape of the yield curve. Management also believes this scenario will increase net interest income without the benefit of earning asset growth.

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

Item 1A: Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2008	7,377	$30.66	7,377	91,022
February 1-28, 2008	17,519	$31.08	17,519	73,503
March 1-31, 2008	13,200	$31.16	13,200	60,303

In February 2004, the Company’s Board of Directors approved a program to repurchase up to 10% of the Company’s outstanding shares of common stock, or approximately 310,000 shares. Purchases began on March 4, 2004 and were continued through December 31, 2007. The Company’s Board of Directors subsequently authorized the continuance of this stock repurchase plan through December 31, 2008. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice.

Item 3: Defaults Upon Senior Securities                                                                 None

Item 4: Submission of Matters to a Vote of Security Holders                               None

Item 5: Other Information

            (a)  None

            (b)   None

Item 6: Exhibits

            (a)  Exhibits.

EXHIBIT NUMBER

3	3.1 Articles of Incorporation	Articles as amended July 11, 1995 are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

	3.2 Bylaws	Bylaws as amended to date are incorporated by reference to Form 10-K, Item 15 (a)(3.2) filed with the Commission March 17, 2008.

11.1	Statement re computation of per share earnings	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: May 12, 2008	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: May 12, 2008	Gerald Shencavitz
Executive Vice President & Chief Financial Officer