Form 10-Q
period 2008-06-30
BAR HARBOR BANKSHARES
filed 2008-08-11
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ____  NO:   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 04, 2008
$2.00 Par Value	2,933,167

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets at June 30, 2008, and December 31, 2007	3

	Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007	4

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2008 and 2007	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	6

	Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2008 and 2007	7

	Notes to Consolidated Interim Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48-51

Item 4.	Controls and Procedures	51

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51-52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Submission of Matters to a Vote of Security Holders	52-53

Item 5.	Other Information	53

Item 6.	Exhibits	53-54

Signatures		54

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Dollars in thousands, except share data)
(unaudited)

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$ 8,191	$ 7,726
Overnight interest bearing money market funds	4	5
Total cash and cash equivalents	8,195	7,731
Securities available for sale, at fair value	252,104	264,617
Federal Home Loan Bank stock	13,855	13,156
Loans	613,635	579,711
Allowance for loan losses	(5,234)	(4,743)
Loans, net of allowance for loan losses	608,401	574,968
Premises and equipment, net	10,447	10,795
Goodwill	3,158	3,158
Bank owned life insurance	6,444	6,340
Other assets	10,742	8,707
TOTAL ASSETS	$913,346	$889,472

Liabilities
Deposits
Demand and other non-interest bearing deposits	$ 53,914	$ 65,161
NOW accounts	64,386	67,050
Savings/money market deposits	166,544	163,009
Time deposits	192,856	140,204
Brokered time deposits	98,678	103,692
Total deposits	576,378	539,116
Short-term borrowings	73,879	148,246
Long-term advances from Federal Home Loan Bank	188,407	130,607
Junior subordinated debentures	5,000	---
Other liabilities	5,845	5,529
TOTAL LIABILITIES	849,509	823,498

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at June 30, 2008 and December 31, 2007	7,287	7,287
Surplus	4,819	4,668
Retained earnings	65,722	63,292
Accumulated other comprehensive (loss) income:
Unamortized net actuarial gains/losses on employee benefit plans, net of tax of ($62) and ($64), at June 30, 2008 and December 31, 2007, respectively	(119)	(124)
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($921) and $616, at June 30, 2008 and December 31, 2007, respectively	(1,788)	1,196
Net unrealized appreciation on derivative instruments, net of tax of $101 and $24 at June 30, 2008 and D December 31, 2007, respectively	196	46
Total accumulated other comprehensive (loss) income	(1,711)	1,118
Less: cost of 701,586 and 640,951 shares of treasury stock at June 30, 2008 and December 31, 2007, respectively	(12,280)	(10,391)

TOTAL SHAREHOLDERS' EQUITY	63,837	65,974

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$913,346	$889,472

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$9,360	$9,412	$18,898	$18,600
Interest and dividends on securities	3,805	3,194	7,697	6,366
Total interest and dividend income	13,165	12,606	26,595	24,966

Interest expense:
Deposits	3,817	3,990	7,914	7,877
Short-term borrowings	242	1,035	797	2,952
Long-term borrowings	2,574	1,985	5,060	3,259
Total interest expense	6,633	7,010	13,771	14,088

Net interest income	6,532	5,596	12,824	10,878
Provision for loan losses	297	33	809	33
Net interest income after provision for loan losses	6,235	5,563	12,015	10,845

Noninterest income:
Trust and other financial services	739	642	1,278	1,183
Service charges on deposit accounts	405	418	767	788
Other service charges, commissions and fees	57	53	107	105
Credit and debit card service charges and fees	507	441	840	708
Net securities gains (losses)	138	18	515	(902)
Other operating income	86	86	474	154
Total non-interest income	1,932	1,658	3,981	2,036

Noninterest expense:
Salaries and employee benefits	2,684	2,154	5,341	4,499
Postretirement plan settlement	---	---	---	(832)
Occupancy expense	352	320	737	693
Furniture and equipment expense	373	439	863	888
Credit and debit card expenses	326	270	581	458
Other operating expense	1,499	1,370	2,700	2,644
Total non-interest expense	5,234	4,553	10,222	8,350

Income before income taxes	2,933	2,668	5,774	4,531
Income taxes	904	825	1,793	1,313

Net income	$2,029	$1,843	$ 3,981	$ 3,218

Earnings Per Share:
Basic earnings per share	$ 0.69	$ 0.61	$ 1.34	$ 1.06
Diluted earnings per share	$ 0.67	$ 0.59	$ 1.31	$ 1.03

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands, except share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2006	$7,287	$4,365	$59,339	$ (953)	$(8,987)	$61,051
Net income	---	---	3,218	---	---	3,218
Total other comprehensive loss	---	---	---	(1,355)	---	(1,355)
Cash dividends declared ($0.470 per share)	---	---	(1,431)	---	---	(1,431)
Purchase of treasury stock (15,169 shares)	---	---	---	---	(488)	(488)
Stock options exercised (11,357 shares), including related tax effects	---	50	(152)	---	364	262
Recognition of stock option expense	---	104	---	---	---	104
Balance June 30, 2007	$7,287	$ 4,519	$60,974	$(2,308)	$(9,111)	$61,361

Balance December 31, 2007	$7,287	$ 4,668	$63,292	$ 1,118	$(10,391)	$65,974
Net income	---	---	3,981	---	---	3,981
Total other comprehensive loss	---	---	---	(2,829)	---	(2,829)
Cash dividends declared ($0.500 per share)	---	---	(1,488)	---	---	(1,488)
Purchase of treasury stock (66,445 shares)	---	---	---	---	(2,049)	(2,049)
Stock options exercised (5,810 shares), including related tax effects	---	19	(63)	---	160	116
Recognition of stock option expense	---	132	---	---	---	132
Balance June 30, 2008	$7,287	$ 4,819	$65,722	$(1,711)	$(12,280)	$63,837

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)
(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$ 3,981	$ 3,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	550	626
Amortization of core deposit intangible	34	34
Provision for loan losses	809	33
Net securities (gains) losses	(515)	902
Net (accretion) amortization of bond discounts and premiums	(239)	82
Recognition of stock option expense	132	104
Postretirement plan settlement	---	(832)
Net change in other assets	(481)	(1,332)
Net change in other liabilities	316	(591)
Net cash provided by operating activities	4,587	2,244

Cash flows from investing activities:
Purchases of securities available for sale	(37,024)	(89,345)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	30,102	21,166
Proceeds from sales of securities available for sale	15,668	48,372
Net increase in Federal Home Loan Bank stock	(699)	(682)
Net loans (made to) repaid by customers	(34,242)	3,241
Capital expenditures	(202)	(360)
Net cash used in investing activities	(26,397)	(17,608)

Cash flows from financing activities:
Net increase in deposits	37,262	21,112
Proceeds from issuance of junior subordinated debentures	5,000	---
Net decrease in securities sold under repurchase agreements and fed funds purchased	(7,382)	(2,529)
Proceeds from Federal Home Loan Bank advances	72,480	32,000
Repayments of Federal Home Loan Bank advances	(81,665)	(41,188)
Purchases of treasury stock	(2,049)	(488)
Proceeds from stock option exercises, including excess tax benefits	116	262
Payments of dividends	(1,488)	(1,431)
Net cash provided by financing activities	22,274	7,738

Net increase (decrease) in cash and cash equivalents	464	(7,626)
Cash and cash equivalents at beginning of period	7,731	19,547
Cash and cash equivalents at end of period	$ 8,195	$ 11,921

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 13,824	$ 13,307
Income taxes	1,228	700

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2008	2007

Net income	$ 2,029	$ 1,843
Net unrealized depreciation on securities available for sale, net of tax of ($1,094) and ($1,166), respectively	(2,125)	(2,264)
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $47 and $6, respectively	(91)	(12)
Net unrealized (depreciation) appreciation and other amounts for interest rate derivatives, net of tax of ($153) and $12, respectively	(299)	23
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $1, respectively	3	1
Total other comprehensive loss	(2,512)	(2,252)
Total comprehensive loss	$ (483)	$ (409)

	Six Months Ended June 30,
	2008	2007

Net income	$ 3,981	$ 3,218
Net unrealized depreciation on securities available for sale, net of tax of ($1,362) and ($905), respectively	(2,644)	(1,758)
Less reclassification adjustment for net (gains) losses related to securities available for sale included in net income, net of tax of ($175) and $307, respectively	(340)	595
Net unrealized appreciation and other amounts for interest rate derivatives, net of tax of $77 and $49, respectively	150	96
Reversal of actuarial gain upon postretirement plan settlement, net of tax of $151	---	(291)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $2 and $1, respectively	5	3
Total other comprehensive loss	(2,829)	(1,355)
Total comprehensive income	$ 1,152	$ 1,863

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and six months ended June 30, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any other interim periods.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of June 30, 2008 and December 31, 2007, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,,		June 30,,
	2008	2007	2008	2007

Net income	$ 2,029	$ 1,843	$ 3,981	$ 3,218

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	2,960,352	3,043,900	2,973,305	3,045,392
Effect of dilutive employee stock options	69,968	78,474	70,107	79,485
Diluted	3,030,320	3,122,374	3,043,412	3,124,877

EARNINGS PER SHARE:
Basic	$ 0.69	$ 0.61	$ 1.34	$ 1.06
Diluted	$ 0.67	$ 0.59	$ 1.31	$ 1.03

Anti-dilutive options excluded from earnings per share calculation	118,578	61,436	109,035	56,482

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

The Company also has supplemental executive retirement agreements with certain current executive officers. These agreements provide a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or upon a change of control.

The following table summarizes the net periodic benefit costs for the three and six months ended June 30, 2008 and 2007:

	Supplemental Executive Retirement Plans
	2008	2007
Three Months Ended June 30,
Service Cost	$ 54	$ 48
Interest Cost	42	41
Amortization of actuarial loss	4	2
Net Periodic Benefit Cost	$100	$ 91

	2008	2007
Six Months Ended June 30,
Service Cost	$105	$100
Interest Cost	85	81
Amortization of actuarial loss	7	4
Net Periodic Benefit Cost	$197	$185

The Company is expected to recognize $379 of expense for the foregoing plans for the year ended December 31, 2008. The Company is expected to contribute $222 to the foregoing plans in 2008. As of June 30, 2008, the Company had contributed $111.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Commitments to originate loans	$21,352	$15,075
Unused lines of credit	$83,590	$85,530
Unadvanced portions of construction loans	$13,588	$19,752
Standby letters of credit	$ 463	$ 506

As of June 30, 2008 and December 31, 2007, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

At June 30, 2008, the Bank had three outstanding derivative instruments with notional amounts totaling $40,000. These derivative instruments were an interest rate swap agreement and interest rate floor agreements, with notional principal amounts totaling $10,000 and $30,000, respectively. The details are summarized as follows:

Interest Rate Swap Agreement:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate at 6/30/08	Fair Value 6/30/08

Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (5.00%)	$56

During 2003 the interest rate swap agreement was purchased to limit the Bank’s exposure to falling interest rates on a pool of loans indexed to the Prime interest rate. The Bank is required to pay to a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon an interest rate of 6.25% over the term of the agreement.

The interest rate swap agreement was designated as a cash flow hedge in accordance with SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:   Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans."

At June 30, 2008, the fair value of the interest rate swap agreement was an unrealized gain of $56, compared with an unrealized loss of $34 at December 31, 2007. The fair value of the interest rate swap agreement was included in other assets on the consolidated balance sheets.

During the three and six months ended June 30, 2008, the total net cash flows received from (paid to) counter-parties amounted to $31 and $32, compared with ($103) and ($209) during the same periods in 2007. The net cash flows received from (paid to) counter-parties were recorded in interest income.

At June 30, 2008, the net unrealized gain on the interest rate swap agreement included in accumulated other comprehensive income, net of tax, amounted to $37 compared with an unrealized loss, net of tax, of $22 at December 31, 2007.

Interest Rate Floor Agreements

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium 6/30/08	Fair Value 6/30/08	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$117	$217	$52
$10,000	11/01/10	6.50%	$ 69	$ 48	$190	$47

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

For the three and six months ended June 30, 2008, total cash flows received from counterparties amounted to $82 and $99, compared with none during the same periods in 2007. The cash flows received from counterparties were recorded in interest income.

At June 30, 2008, the total fair value of the interest rate floor agreements was $407 compared with $299 at December 31, 2007. The fair values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Pursuant to SFAS 133, changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income.

The premiums paid on the interest rate floor agreements are being recognized as reductions of interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During the three and six months ended June 30, 2008, $15 and $28 of the premium was recognized as a reduction of interest income. At June 30, 2008, the remaining unamortized premiums, net of tax, totaled $109, compared with $128 at December 31, 2007. During the next twelve months, $69 of the premiums will be recognized as reductions of interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

A summary of the hedging related balances follows:

	June 30, 2008		December 31, 2007
	Gross	Net of Tax	Gross	Net of Tax

Unrealized gain on interest rate floors	$407	$269	$ 299	$ 197
Unrealized gain (loss) on interest rate swaps	56	37	(34)	(22)
Unamortized premium on interest rate floors	(165)	(109)	(193)	(128)
Net deferred loss on de-designation of interest rate swaps	(1)	(1)	(2)	(1)
Total hedge balances	$297	$196	$ 70	$ 46

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

  Securities Available For Sale: Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market pricing spreads, callable features, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.
  Derivative Instruments: Derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains dealer market price estimates to value its Prime interest rate swaps and floors. The fair values were determined using pricing models from independent third-party sources, taking into account such factors as the size of the transaction, estimated future cash flows, custom tailored features of the transaction, counterparty credit quality and the estimated current replacement cost of the derivative instrument.

The foregoing valuation methodologies may produce fair value calculations that may not be fully indicative of net realizable value or reflective of future fair values. While Company management believes these valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale	$ ---	$252,104	$ ---	$252,104
Derivative assets	$ ---	$ 463	$ ---	$ 463

SFAS No. 157 also requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 6/30/08	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 6/30/08
Collateral dependent impaired loans	$1,025	$ ---	$ ---	$775	$775

Specific allowances for impaired loans are determined in accordance with SFAS No. 114 "Accounting by Creditors For Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." During the six months ended June 30, 2008 specific loan loss allowances of $130 and $250 were established for two collateral dependent impaired commercial real estate loans with principal balances of $994 and $1,025, respectively. These specific loan loss allowances were included in the provision for loan losses during the period in which the allowances were established. Company management determined the impairment charges based on the fair values of collateral. Based on this technique, these impaired loans were classified as Level 3 for valuation purposes. In the second quarter of 2008, one of these impaired loans was satisfied with no adjustment necessary to the corresponding loan loss allowance.

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

The Hierarchy of Generally Accepted Accounting Principals: In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the "GAAP hierarchy"). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." SFAS No.162 is not expected to have a significant impact on the Company's consolidated results of operation or financial condition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and six months ended June 30, 2008 and 2007, and financial condition at June 30, 2008, and December 31, 2007, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in second quarter 2008 and 2007 interest income was $467 and $384, respectively, of tax-exempt interest income from certain investment securities and loans. For the six months ended June 30, 2008 and 2007, the amount of tax-exempt income included in interest income was $987 and $790.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $211 and $168, in the second quarter of 2008 and 2007, respectively, and $441 and $346 for the six months ended June 30, 2008 and 2007, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

The forward-looking statements contained herein represent the Company's judgment as of the date of this report on Form 10-Q and the Company cautions readers not to place undue reliance on such statements. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the succeeding discussion, or elsewhere in this report on Form 10-Q, except to the extent required by federal securities laws.

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

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2008 and December 31, 2007, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

EXECUTIVE OVERVIEW

Summary Results of Operations

The Company reported consolidated net income of $2,029 or fully diluted earnings per share of $0.67 for the three months ended June 30, 2008, compared with $1,843 or fully diluted earnings per share of $0.59 for the same quarter in 2007, representing increases of $186 and $0.08, or 10.1% and 13.6%%, respectively. The annualized return on average shareholders’ equity ("ROE") and average assets ("ROA") amounted to 12.27% and 0.89%, respectively, compared with 11.79% and 0.91% for the same quarter in 2007.

As more fully discussed below, the increase in second quarter 2008 earnings compared with the second quarter of 2007 was principally attributed to a $936 or 16.7% increase in net interest income and a $274 or 16.5% increase in non-interest income, offset in part by a $681 or 15.0% increase in non-interest expenses. The Bank also recorded a provision for loan losses of $297 during the second quarter, representing an increase of $264 compared with the same quarter last year.

For the six months ended June 30, 2008, consolidated net income amounted to $3,981 or fully diluted earnings per share of $1.31, compared with $3,218 or fully diluted earnings per share of $1.03 for the same period in 2007. The annualized ROE and ROA amounted to 11.96% and 0.88%, respectively, compared with 10.42% and 0.79% for the same period in 2007.

As more fully discussed below, the increased level of earnings was attributed to a variety of factors including: a $1,946 or 17.9% increase in net interest income; a $1,417 increase in net securities gains (losses); and a $313 gain representing the proceeds from shares redeemed in connection with the Visa Inc. initial public offering. Partially offsetting the foregoing revenue increases was a $776 increase in the provision for loan losses and a $1,872 increase in non-interest expenses, which largely reflected the recording of a non-recurring $832 expense reduction recorded in the first quarter of 2007 related to the Company’s settlement of its limited postretirement benefit program.

  Net Interest Income: For the three and six months ended June 30, 2008, net interest income on a fully tax equivalent basis amounted to $6,743 and $13,265, representing increases of $979 and $2,041, or 17.0% and 18.2%, compared with the same periods in 2007, respectively. The increases in net interest income were principally attributed to average earning asset growth and an improved net interest margin. The 325 basis point decline in short-term interest rates over the past nine months favorably impacted the Bank’s net interest margin, as the cost of interest bearing liabilities declined faster and to a greater extent than the decline in earning asset yields.
  Non- interest Income: For the quarter ended June 30, 2008, total non-interest income amounted to $1,932, representing an increase of $274, or 16.5%, compared with the same quarter in 2007. The increase in non-interest income was largely attributed to a $120 increase in net securities gains. Financial services fees and credit and debit card fees also posted meaningful increases, up $97 and $66, or 15.1% and 15.0%, respectively, compared with the same quarter in 2007.

For the six months ended June 30, 2008, total non-interest income amounted to $3,981, representing an increase of $1,945, or 95.5%, compared with the same period in 2007. In the first half of 2007 the Bank restructured a portion of its securities portfolio, recording net securities losses of $902, whereas in the first half of 2008 the Bank recorded securities gains of $515. Also included in non-interest income was a $313 gain recorded in the first quarter of 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering.

For the six months ended June 30, 2008, credit and debit card fees and financial services fees were up $132 and $95, or 18.6% and 8.0%, respectively, compared with the same period in 2007.

  Non-Interest Expense: For the quarter ended June 30, 2008, total non-interest expense amounted to $5,234 representing an increase of $681 or 15.0%, compared with the same quarter in 2007. The increase in non-interest expense was principally attributed to higher levels of salaries and employee benefits, due to a variety of factors enumerated below.

For the six months ended June 30, 2008, total non-interest expense amounted to $10,222, representing an increase of $1,872, or 22.4%, compared with the same period in 2007. The increase in non-interest expense was largely attributed to the settlement of the Company’s limited postretirement program in the first quarter of 2007, which reduced that reporting period’s non-interest expense by $832. The increase in non-interest expense was also attributed to higher levels of salaries and employee benefits, which were up $842 or 18.7% compared with the first six months of 2007. The increase in salaries and employee benefits was attributed to a variety of factors including: strategic additions to staff; normal increases in base salaries; higher levels of accrued incentive compensation; certain employee severance payments; and a non-recurring employee health insurance expense credit attained in the second quarter of 2007 based on favorable claims experience.

Summary Financial Condition

Total assets ended the second quarter at $913,346, representing an increase of $23,874, or 2.7%, compared with December 31, 2007.

  Loans: Total loans ended the second quarter of 2008 at $613,635, representing an increase of $33,924, or 5.9%, compared with December 31, 2007. Business lending activity led the overall growth in the loan portfolio.
  Credit Quality: The Bank’s non-performing loans ended the second quarter at low levels, representing $2,704 or 0.44% of total loans, compared with $2,062, or 0.36% at December 31, 2007. For the six months ended June 30, 2008 net loan charge-offs amounted to $318, or annualized net charge-offs to average loans outstanding of 0.11%, compared with $57 or 0.02% for the same period in 2007. For the three and six months ended June 30, 2008, the Bank recorded provisions for loan losses of $297 and $809, representing increases of $264 and $776 compared with the same periods in 2007, respectively. The increases in the provision were largely attributed to growth in the loan portfolio, generally declining real estate values in the markets served by the Bank and an increase in net loan charge-offs.
  Securities: Total securities ended the second quarter at $252,104, representing a decline of $12,513, or 4.7%, compared with December 31, 2007. The decline in the securities portfolio was principally attributed to called securities, pay-downs on mortgage-backed securities and sales of securities, the cash flows from which were not fully reinvested, largely due to prevailing market conditions and strong loan growth.
  Deposits: Total deposits ended the second quarter at $576,378, representing an increase of $37,262 or 6.9% compared with December 31, 2007. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in winter and spring, and higher deposits in summer and autumn. Reflecting this seasonality, as of June 30, 2008 demand deposits and NOW accounts were showing declines of $11,247 and $2,664 compared with December 31, 2007, or 17.3% and 4.0%, respectively. These declines were more than offset with growth in retail time deposits and savings/money market accounts, which posted increases of $52,652 and $3,535 compared with December 31, 2007, or 37.6% and 2.2%, respectively.
  Borrowings: Total borrowings ended the second quarter at $267,286, representing a decline of $11,567, or 4.2%, compared with December 31, 2007. The decline in borrowings principally reflected the strong retail deposit growth achieved during the six months ended June 30, 2008, which reduced the Bank’s dependence on borrowed funds.
  Capital: The Bank continued to exceed regulatory requirements for "well-capitalized" institutions. At June 30, 2008, the Bank’s Tier I Leverage, Tier I Risk-based, and Total Risk-based Capital ratios were 7.14%, 10.64% and 11.90%, respectively.
  Cash Dividends: The Company paid cash dividends of 25 cents per share of common stock in the second quarter of 2008, representing an increase of 1.5 cents, or 6.4%, compared with the same quarter in 2007. In July 2008, Board of Directors declared a third quarter dividend of 26 cents per share, representing an increase of 2.0 cents, or 8.3%, compared with the dividend declared for the same quarter in 2007.

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

For the three months ended June 30, 2008, net interest income on a fully tax equivalent basis amounted to $6,743, compared with $5,764 in the second quarter of 2007, representing an increase of $979, or 17.0%. As more fully discussed below, the increase in the Bank’s second quarter 2008 net interest income compared with the same quarter in 2007 was principally attributed to average earning asset growth of $103,766 or 13.3%, combined with an 11 basis point improvement in the tax equivalent net interest margin.

For the six months ended June 30, 2008, net interest income on a fully tax equivalent basis amounted to $13,265, compared with $11,224 for the same period in 2007, representing an increase of $2,041, or 18.2%. As more fully discussed below, the increase in net interest income was principally attributed to earning asset growth of $87,368 or 11.1%, combined with an 18 basis point improvement in the tax equivalent net interest margin, compared with the six months ended June 30, 2007.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and six months ended June 30, 2008 and 2007, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
JUNE 30, 2008 AND 2007

	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$610,176	$ 9,387	6.19%	$549,980	$ 9,437	6.88%
Taxable securities (2)	220,762	3,229	5.88%	188,063	2,633	5.62%
Non-taxable securities (2,3)	35,193	592	6.77%	27,605	468	6.80%
Total securities	255,955	3,821	6.00%	215,668	3,101	5.77%
Federal Home Loan Bank stock	13,855	137	3.98%	12,531	205	6.56%
Fed funds sold, money market funds, and time deposits with other banks	4,152	31	3.00%	2,193	31	5.67%

Total Earning Assets	884,138	$13,376	6.08%	780,372	12,774	6.57%

Non-Interest Earning Assets:
Cash and due from banks	5,177			7,261
Allowance for loan losses	(5,078)			(4,545)
Other assets (2)	32,111			29,140
Total Assets	$916,348			$812,228

Interest Bearing Liabilities:
Deposits	$525,863	$ 3,817	2.92%	$449,440	$ 3,990	3.56%
Borrowings	268,870	2,816	4.21%	245,826	3,020	4.93%
Total Interest Bearing Liabilities	794,733	6,633	3.36%	695,266	7,010	4.04%
Rate Spread			2.72%			2.53%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	50,345			49,775
Other liabilities	4,771			4,474
Total Liabilities	849,849			749,515
Shareholders' equity	66,499			62,713
Total Liabilities and Shareholders' Equity	$916,348			$812,228
Net interest income and net interest margin (3)		6,743	3.07%		5,764	2.96%
Less: Tax Equivalent adjustment		(211)			(168)
Net Interest Income		$ 6,532	2.97%		$ 5,596	2.88%

(1)   For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
SIX MONTHS ENDED
JUNE 30, 2008 AND 2007

	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$599,991	$18,951	6.35%	$551,992	$18,651	6.81%
Taxable securities (2)	219,850	6,429	5.88%	192,453	5,243	5.49%
Non-taxable securities (2,3)	37,243	1,254	6.77%	28,620	965	6.80%
Total securities	257,093	7,683	6.01%	221,073	6,208	5.66%
Federal Home Loan Bank stock	13,808	333	4.85%	12,439	404	6.55%
Fed funds sold, money market funds, and time deposits with other banks	3,827	69	3.63%	1,847	49	5.35%

Total Earning Assets	874,719	27,036	6.22%	787,351	25,312	6.48%

Non-Interest Earning Assets:
Cash and due from banks	4,767			8,019
Allowance for loan losses	(4,952)			(4,551)
Other assets (2)	32,771			29,268
Total Assets	$907,305			$820,087

Interest Bearing Liabilities:
Deposits	$510,359	$ 7,914	3.12%	$449,575	$ 7,877	3.53%
Borrowings	273,753	5,857	4.30%	253,653	6,211	4.94%
Total Interest Bearing Liabilities	784,112	13,771	3.53%	703,228	14,088	4.04%
Rate Spread			2.69%			2.44%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	51,606			49,819
Other liabilities	4,668			4,765
Total Liabilities	840,386			757,812
Shareholders' equity	66,919			62,275
Total Liabilities and Shareholders' Equity	$907,305			$820,087
Net interest income and net interest margin (3)		13,265	3.05%		11,224	2.87%
Less: Tax Equivalent adjustment		(441)			(346)
Net Interest Income		$12,824	2.95%		$10,878	2.79%

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

For the three and six months ended June 30, 2008 the fully tax equivalent net interest margin amounted to 3.07% and 3.05%, compared with 2.96% and 2.87% during the same periods in 2007, representing improvements of 11 and 18 basis points, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2008		2007				2006

Quarter	2	1	4	3	2	1	4	3

Interest Earning Assets:
Loans (1,3)	6.19%	6.52%	6.71%	6.88%	6.88%	6.74%	6.68%	6.67%
Taxable securities (2)	5.88%	5.88%	5.78%	5.65%	5.62%	5.38%	5.03%	4.91%
Non-taxable securities (2,3)	6.77%	6.78%	6.71%	6.66%	6.80%	6.80%	6.80%	6.74%
Total securities	6.00%	6.02%	5.87%	5.75%	5.77%	5.56%	5.30%	5.21%
Federal Home Loan Bank stock	3.98%	5.73%	6.31%	6.41%	6.56%	6.54%	6.13%	11.04%
Fed Funds sold, money market funds, and time deposits with other banks	3.00%	4.37%	5.01%	5.19%	5.67%	4.88%	5.20%	5.27%
Total Earning Assets	6.08%	6.35%	6.45%	6.53%	6.57%	6.40%	6.29%	6.34%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	2.92%	3.33%	3.51%	3.60%	3.56%	3.51%	3.37%	3.22%
Borrowings	4.21%	4.39%	4.69%	4.92%	4.93%	4.95%	4.87%	4.89%
Total Interest Bearing Liabilities	3.36%	3.71%	3.95%	4.08%	4.04%	4.04%	3.89%	3.81%

Rate Spread	2.72%	2.64%	2.50%	2.45%	2.53%	2.36%	2.40%	2.53%

Net Interest Margin (2)	3.07%	3.03%	2.97%	2.93%	2.96%	2.79%	2.87%	2.97%

Net Interest Margin without Tax Equivalent Adjustments	2.97%	2.92%	2.89%	2.86%	2.88%	2.70%	2.77%	2.86%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

During the period of September 2007 through April 2008, the Board of Governors of the Federal Reserve System (the "Federal Reserve") decreased short term interest rates seven times for a total of 325 basis points. These actions have favorably impacted the Bank’s net interest income, given its liability sensitive balance sheet. Specifically, the Bank’s total weighted average cost of funds declined at a faster pace and to a greater extent than the decline in the weighted average yield on its earning asset portfolios.

The weighted average yield on average earning assets amounted to 6.08% in the second quarter of 2008, compared with 6.57% in the second quarter of 2007, representing a decline of 49 basis points. However, the weighted average cost of interest bearing liabilities amounted to 3.36% in the second quarter of 2008, compared with 4.04% in the second quarter of 2007, representing a decline of 68 basis points. In short, since the second quarter of 2007, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 19 basis points.

For the six months ended June 30, 2008, the weighted average yield on average earning assets amounted to 6.22%, compared with 6.48% for the same period in 2007, representing a decline of 26 basis points. However, the weighted average cost of interest bearing liabilities amounted to 3.53% during the six months ended June 30, 2008, compared with 4.04% for the same period in 2007, representing a decline of 51 basis points. In short, comparing the first six months of 2008 with the same period in 2007, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 25 basis points.

Should interest rates continue at current levels, Company management anticipates the Bank’s improving net interest margin trend will continue into the third and fourth quarters of 2008, generating higher levels of net interest income. Management anticipates the continued improvement in the net interest margin will be driven by a continued downward re-pricing of interest bearing liabilities, as time deposits and borrowed funds maturities are replaced at lower prevailing costs, while the yields on its average earning asset portfolios continue to stabilize. Management also anticipates that the net interest margin and net interest income will be favorably impacted by the current positively sloped U.S. Treasury yield curve, as compared with the yield flat-to-inverted curve environment experienced in 2007.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the three and six months ended June 30, 2008, total interest income, on a fully tax equivalent basis, amounted to $13,376 and $27,036 compared with $12,774 and $25,312 during the same periods in 2007, representing increases of $602 and $1,724, or 4.7% and 6.8%, respectively.

The increases in interest income were principally attributed to average earning asset growth of $103,766 and $87,368, or 13.3% and 11.1%, offset in part by 49 and 26 basis point declines in the weighted average earning asset yields, when comparing the three and six months ended June 30, 2008 with the same periods in 2007, respectively. The declines in the weighted average earning asset yields were principally attributed to the reduction of short-term interest rates by the Federal Reserve, the impact of which reduced the weighted average yield on the Bank’s variable rate loan portfolios. To a lesser extent, the weighted average loan yields were also impacted by the renegotiation of certain fixed rate loans to variable rate loans with lower prevailing interest rates. For the three and six months ended June 30, 2008, the weighted average yield on the Bank’s loan portfolio amounted to 6.19% and 6.35%, representing declines of 69 and 46 basis points compared with the same periods in 2007.

For the three and six months ended June 30, 2008, the weighted average yield on the Bank’s securities portfolio amounted to 6.00% and 6.01%, representing improvements of 23 and 35 basis points, compared with the same periods in 2007. The improved yield on the securities portfolio reflects, in part, the restructuring of a portion of the portfolio in 2007. In addition, because the majority of the securities portfolio is comprised of fixed rate securities, the decline in short-term interest rates has had minimal impact on the portfolio’s weighted average yield.

As depicted on the rate/volume analysis tables below, comparing the three and six months ended June 30, 2008 with the same periods in 2007, the increased volume of average earning assets on the balance sheet contributed $6,626 and $5,527 to the increases in interest income, but were largely offset by declines of $6,024 and $3,803 attributed to the impact of the lower weighted average earning asset yields.

Interest Expense: For the three and six months ended June 30, 2008, total interest expense amounted to $6,633 and $13,771, compared with $7,010 and $14,088 during the same periods in 2007, representing declines of $377 and $317, or 5.4% and 2.3%, respectively.

The declines in interest expense were principally attributed to 68 and 51 basis point declines in the weighted average cost of funds, largely offset by increases in average interest bearing liabilities totaling $99,467 and $80,884, or 14.3% and 11.5%, when comparing the three and six months ended June 30, 2008 with the same periods in 2007, respectively. The declines in the average cost of interest bearing funds were principally attributed to declines in short-term market interest rates between periods and, to a lesser extent, a proportionately lower utilization of wholesale funding.

For the three and six months ended June 30, 2008, the total weighted average cost of funds amounted to 3.36% and 3.53%, compared with 4.04% and 4.04% during the same periods in 2007, respectively. For the three and six months ended June 30, 2008, the weighted average cost of borrowed funds declined 72 and 64 basis points to 4.21% and 4.30%, while the weighted average cost of interest bearing deposits declined 64 and 41 basis points to 2.92% and 3.12%, compared with the same periods in 2007, respectively. The decline in the weighted average cost of borrowed funds outpaced the decline in the weighted average cost of interest bearing deposits, reflecting the shorter maturities of the Bank’s borrowing base as rates began declining, combined with highly competitive market pricing pressures for deposits in the markets served by the Bank.

As depicted on the rate/volume analysis tables below, comparing the three and six months ended June 30, 2008 with the same periods in 2007, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $4,228 and $3,434 to the declines in interest expense, but were largely offset by increases of $3,851 and $3,117 attributed to the impact of the increased volume of average interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2008 VERSUS JUNE 30, 2007
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$4,095	$(4,145)	$ (50)
Taxable securities (2)	1,823	(1,227)	596
Non-taxable securities (2,3)	512	(388)	124
Investment in Federal Home Loan Bank stock	86	(154)	(68)
Fed funds sold, money market funds, and time deposits with other banks	110	(110)	---

TOTAL EARNING ASSETS	$6,626	$(6,024)	$ 602

Interest bearing deposits	2,723	(2,896)	(173)
Borrowings	1,128	(1,332)	(204)
TOTAL INTEREST BEARING LIABILITIES	$3,851	$(4,228)	$(377)

NET CHANGE IN NET INTEREST INCOME	$2,775	$(1,796)	$ 979

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2008 VERSUS JUNE 30, 2007
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$3,252	$(2,952)	$ 300
Taxable securities (2)	1,498	(312)	1,186
Non-taxable securities (2,3)	583	(294)	289
Investment in Federal Home Loan Bank stock	89	(160)	(71)
Fed funds sold, money market funds, and time deposits with other banks	105	(85)	20

TOTAL EARNING ASSETS	$5,527	$(3,803)	$1,724

Interest bearing deposits	2,129	(2,092)	37
Borrowings	988	(1,342)	(354)
TOTAL INTEREST BEARING LIABILITIES	$3,117	$(3,434)	$ (317)

NET CHANGE IN NET INTEREST INCOME	$2,410	$ (369)	$2,041

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

The Bank’s non-performing loans remained at low levels at quarter end, representing $2,704 or 0.44% of total loans, compared with $2,062 or 0.36% of total loans at December 31, 2007.

Net charge-offs amounted to $318 during the first six months of 2008, or annualized net charge-offs to average loans outstanding of 0.11%, compared with $57 or annualized net charge-offs to average loans outstanding of 0.02% for the same period in 2007. One problem loan was accountable for $280, or 88.1%, of the charge-offs during the six months ended June 30, 2008.

The allowance expressed as a percentage of non-performing loans stood at 194% at June 30, 2008, compared with 230% at December 31, 2007.

For the three and six months ended June 30, 2008, the provision for loan losses (the "provision") amounted to $297 and $809 compared with $33 during the same periods in 2007. The increases in the provision were largely attributed to growth in the loan portfolio, generally declining real estate values in much of the Bank’s market area, increases in net loan charge-offs, and other qualitative and environmental considerations.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the three and six months ended June 30, 2008, total non-interest income amounted to $1,932 and $3,981, compared with $1,658 and $2,036 during the same periods in 2007, representing increases of $274 and $1,945 or 16.5%, and 95.5%, respectively.

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

For the three and six months ended June 30, 2008, income from trust and other financial services amounted to $739 and $1,278, compared with $642 and $1,183 during the same periods in 2007, representing increases $97 and $95, or 15.1% and 8.0%, respectively. Revenue generated from third party brokerage activities posted meaningful increases, which were principally attributed to staff additions and new client relationships. Revenue from trust and investment management activities was relatively flat compared with the three and six months ended June 30, 2007, principally reflecting declining market values of assets under management and held in custody.

At June 30, 2008, total assets under management at Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $265,663 compared with $278,227 at December 31, 2007, representing a decline of $12,564 or 4.5%. The decline in assets under management was principally reflective of the broad declines experienced by the equity markets in general during the six months ended June 30, 2008.

Service Charges on Deposits: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees.

For the three and six months ended June 30, 2008, income from service charges on deposit accounts amounted to $405 and $767, compared with $418 and $788 for the same periods in 2007, representing declines of $13 and $21, or 3.1% and 2.7%, respectively. The declines in service charges on deposit accounts were principally attributed to relatively small declines in deposit account overdraft activity, compared with the three and six months ended June 30, 2007, and the fact that the Bank has not increased its deposit account fee amounts charged to customers since early 2007.

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

For the three and six months ended June 30, 2008, credit and debit card service charges and fees amounted to $507 and $840, compared with $441 and $708 during the same periods in 2007, representing increases of $66 and $132, or 15.0% and 18.6%, respectively.

The increases in credit and debit card fees were largely attributed to increases in debit card fees, principally reflecting the ongoing growth in the Bank’s demand deposits accounts base, combined with the 2007 introduction of a new deposit account product that offers rewards for debit card transactions. Merchant credit card processing fees also posted increases, reflecting higher merchant credit card processing volumes compared with the three and six months ended June 30, 2007. The increase in credit and debit card processing revenue was largely offset by an increase in credit and debit card processing expense, which is included in non-interest expense in the Company’s consolidated statements of income.

Net Securities Gains (Losses): For the three months ended June 30, 2008, total securities gains amounted to $138, compared with $18 for the same quarter in 2007, representing an increase of $120. For the six months ended June 30, 2008, total securities gains amounted to $515, compared with net securities losses of $902 during the same period in 2007, representing an increase of $1,417. The amount recorded in the first half of 2008 represented realized gains on the sale of securities, while the amount recorded in the first half of 2007 represented a securities impairment loss of $1,162, offset in part by realized gains from the sale of securities of $260.

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

Other Operating Income: For the three months ended June 30, 2008, total other operating income amounted to $86, unchanged compared with the same quarter in 2007. For the six months ended June 30, 2008, total other operating income amounted to $474, compared with $154 during the same period in 2007, representing an increase of $320, or 207.8%. The increase was attributed to a gain recorded in the first quarter of 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering.

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

In connection with the Visa Inc. initial public offering that occurred in March of 2008, the Bank’s Class U.S.A. shares were converted to 18,949 shares of Visa Inc. Class B Common Stock, of which 7,326 shares were immediately redeemed. The proceeds from this redemption amounted to $313 and were recorded in other operating income in the Company’s consolidated statement of income. The 11,623 post redemption non-marketable shares owned by the Bank are convertible to Class A Visa Inc. shares three years after the initial public offering, or upon settlement of certain litigation between Visa Inc. and other third parties, whichever is later.

Non-interest Expense

For the three and six months ended June 30, 2008, total non-interest expense amounted to $5,234 and $10,222, representing increases of $681 and $1,872, or 15.0% and 22.4%, compared with the same periods in 2007, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three and six months ended June 30, 2008, salaries and employee benefit expenses amounted to $2,684 and $5,341, compared with $2,154 and $4,499 during the same periods in 2007, representing increases of $530 and $842, or 24.6% and 18.7%, respectively.

The increases in salaries and employee benefits were attributed to a variety of factors including strategic additions to staff, normal increases in base salaries, and higher levels of accrued incentive compensation, certain employee severance payments, and a non-recurring employee health insurance credit attained in the second quarter of 2007 based on favorable claims experience.

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

Occupancy Expenses: For the three and six months ended June 30, 2008, total occupancy expenses amounted to $352 and $737, compared with $320 and $693 during the same periods in 2007, representing increases of $32 and $44, or 10.0% and 6.4%, respectively.

The increases in occupancy expense were principally attributed higher fuel and utilities prices in the first half of 2008 compared with the same periods last year. Grounds keeping and snow removal expenses at the Bank’s twelve branch office locations also posted moderate increases in the first half of 2008 compared with the same periods in 2007.

Furniture and Equipment Expenses: For the three and six months ended June, 30 2008, furniture and equipment expenses amounted to $373 and $863, compared with $439 and $888 during the same periods in 2007, representing declines of $66 and $25, or 15.0% and 2.8%, respectively.

The declines in furniture and equipment expenses were principally attributed to lower maintenance fees on certain equipment and a decline in depreciation expense, compared with the three and six months ended June 30, 2007.

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

For the three and six months ended June 30, 2009, credit and debit card expenses amounted to $326 and $581, compared with $270 and $458 during the same periods in 2007, representing increases of $56 and $123, or 20.7% and 26.9%, respectively.

The increases in credit and debit card expenses were principally attributed to increases in debit card transactions, reflecting the growth of the Bank’s retail checking account base and the 2007 introduction of a new deposit product that provides customer rewards for debit card activity. Merchant credit card processing expenses were also moderately higher, principally reflecting higher merchant credit card transaction processing volumes compared with the three and six months ended June 30, 2007.

Credit and debit card expenses also included the costs incurred during the first half of 2008 associated with the voluntary re-issuance of a large number of credit and debit cards that were compromised in the widely-publicized Hannaford Bros. Supermarket data breach.

The increased credit and debit card expenses for the three and six months ended June 30, 2008 compared with the same periods in 2007 were more than offset by $66 and $132 increases in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

Other Operating Expenses: For the three months ended June 30, 2008, total other operating expenses amounted to $1,499, compared with $1,370 during the same quarter in 2007, representing an increase of $129, or 9.4%, respectively.

The increase in other operating expenses in the second quarter of 2008 compared with the same quarter in 2007 was attributed to a variety of factors including increases in professional services, marketing expenses and staff development costs. The increase in professional services, which include legal fees, was largely attributed to Bank’s issuance of subordinated debt securities in the second quarter of 2008.

For the six months ended June 30, 2008, total other operating expenses amounted to $2,700, compared with $2,644 during the same period in 2007, representing an increase of $56, or 2.1%.

The relatively small increase in other operating expenses in the first half of 2008 compared with the same period in 2007 was principally attributed to a $128 reduction in the Company’s liability related to the Visa Reorganization and the Visa Inc. initial public offering. As previously reported in Part II, Item 7 of the Company’s Annual Report on Form 10-K, as a former member of Visa, the Bank has an obligation to indemnify Visa U.S.A. under its bylaws and Visa Inc. under a retrospective responsibility plan, approved as part of the Visa Reorganization, for contingent losses in connection with covered litigation (the "Visa Indemnification") disclosed in Visa Inc.’s public filings with the SEC, based on its membership proportion. The Bank is not a party to the lawsuits brought against Visa U.S.A. In 2007 the Bank recorded a $243 liability in connection with the Visa Indemnification. In connection with the March 2008 Visa Inc. public offering the Bank reduced this liability by $128. The Company recognizes its portion of the Visa Indemnification at the estimated fair value of such obligation in accordance with FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

Excluding the $128 reduction in the Visa Inc. liability discussed above, other operating expenses in the first half of 2008 increased $184, or 7.0%, compared with the same period in 2007. The increase was principally attributed to increases in a variety of expense categories including marketing, professional services, charitable contributions and staff development. These increases were partially offset by declines in courier services, and telecommunications costs. The decline in courier services was principally attributed to the mid 2007 implementation of remote image item capture technology in all of the Bank’s branch office locations.

Income Taxes

For the three and six months ended June 30, 2008, total income taxes amounted to $904 and $1,793, compared with $825 and $1,313 during the same periods in 2007, representing increases of $79 and $480, or 9.6% and 36.6%, respectively.

The Company's effective tax rates for the three and six months ended June 30, 2008 amounted to 30.8% and 31.1%, compared with 30.9% and 29.0% for the same periods in 2007. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at June 30, 2008 represented 67.2% and 27.6% of total assets, compared with 65.2% and 29.7% at December 31, 2007, respectively.

At June 30, 2008, total assets amounted to $913,346, compared with $889,472 at December 31, 2007, representing an increase of $23,874, or 2.7%.

Securities

The securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other private label issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government sponsored enterprises. As of June 30, 2008, the securities portfolio did not contain any pools of sub-prime mortgage-backed securities, collateralized debt obligations, or commercial mortgage-backed securities. Additionally, the Bank did not have any corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in FHLMC or FNMA, nor any interests in pooled trust preferred securities.

During the six months ended June 30, 2008, the securities portfolio represented 29.4% of the Company’s average earning assets and generated 28.4% of total tax equivalent interest and dividend income, compared with 28.1% and 24.5% during the same period in 2007.

The overall objectives of the Bank’s strategy for the securities portfolio include maintaining appropriate liquidity reserves, diversifying earning assets, managing interest rate risk, leveraging the Bank’s strong capital position, and generating acceptable levels of net interest income.

Securities available for sale represented 100% of total securities at June 30, 2008 and December 31, 2007. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method and are shown separately in the consolidated statements of income.

Total Securities: At June 30, 2008, total securities amounted to $252,104, compared with $264,617 at December 31, 2007, representing a decline of $12,513 or 4.7%. The decline in the securities portfolio from December 31, 2007 was principally attributed to called securities, paydowns on mortgage-backed securities and sales of securities, the cash flows from which were not fully reinvested due to prevailing market conditions and strong loan growth.

Impaired Securities: The securities portfolio contains certain investments where amortized cost exceeds fair value, which at June 30, 2008 amounted to unrealized losses of $4,779, compared with $723 at December 31, 2007. The increase in unrealized losses from December 31, 2007 levels was principally attributed to changes in prevailing market conditions, interest rates and market yields at quarter end, including historically wide pricing spreads to the U.S. Treasury yield curve (the "yield curve").

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

Management believes the unrealized losses in the securities portfolio at June 30, 2008 were attributed to prevailing market conditions, interest rates and market yields, combined with historically wide pricing spreads to the yield curve. Because the decline in market value was attributable to changes in prevailing market yields and interest rates, and because the Bank has the ability and intent to hold these investment securities until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investment securities to be other-than-temporarily impaired at June 30, 2008.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	June 30, 2008	December 31, 2007

Commercial real estate mortgages	$210,989	$183,663
Commercial and industrial loans	72,270	65,238
Agricultural and other loans to farmers	18,591	15,989
Total commercial loans	301,850	264,890

Residential real estate mortgages	248,431	251,625
Consumer loans	8,433	10,267
Home equity loans	48,071	45,783
Total consumer loans	304,935	307,675

Tax exempt loans	5,758	6,001

Deferred origination costs, net	1,092	1,145
Total loans	613,635	579,711
Allowance for loan losses	(5,234)	(4,743)
Total loans net of allowance for loan losses	$608,401	$574,968

Total Loans: At June 30, 2008, total loans amounted to $613,635, compared with $579,711 at December 31, 2007, representing an increase of $33,924, or 5.9%. Business lending activity led the overall growth of the loan portfolio during the six months ended June 30, 2008.

Commercial Loans: At June 30, 2008, total commercial loans amounted to $301,850, compared with $264,890 at December 31, 2007, representing an increase of $36,960, or 14.0%.

Commercial loans represented 108.8% of total loan growth when comparing June 30, 2008 with December 31, 2007. Commercial loan growth was principally driven by commercial real estate mortgage loans and commercial and industrial loans, which posted increases of $27,326 and $7,032, or 14.9% and 10.8%, respectively, when comparing June 30, 2008 with December 31, 2007. Bank management attributes the overall growth in commercial loans, in part, to an effective business banking team, a variety of new business development initiatives, focused incentive compensation plans, and a relatively stable local economy.

During the later part of the second quarter of 2008, commercial loan origination activity slowed. Based on a variety of factors, Bank management does not currently anticipate the same rate of commercial loan growth in the second half of 2008 as was achieved in the first half of the year.

Consumer Loans: At June 30, 2008, total consumer loans, which principally consisted of consumer real estate (residential mortgage) loans, amounted to $304,935, compared with $307,675 at December 31, 2007, representing a decline of $2,740, or 0.9%.

The decline in consumer loans was principally attributed to a $3,194 or 1.3% decline in residential real estate loans, reflecting a continued softening of the real estate markets in the communities served by the Bank. While the Bank originated and closed $16,610 in residential real estate loans during the first half of 2008, this amount was more than offset by $19,804 in cash flows (principal paydowns) from the existing residential real estate loan portfolio. Partially offsetting the decline in residential real estate loans was a $2,288 or 5.0% increase in home equity loans, when comparing June 30, 2008 with December 31, 2007.

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

In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The Agencies recognize that many Prime loan portfolios will contain such accounts. The Agencies also excluded Prime loans that develop credit problems after origination and community development loans from the subprime arena. According to the Expanded Guidance, subprime loans are other loans to borrowers that display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets’ or institutions’ specific subprime definitions, are set forth, including having a FICO (credit) score of 660 or lower. Based on the definitions and exclusions described above, Bank management considers the Bank as a Prime lender. Within the Bank’s residential mortgage loan portfolio there are loans that, at the time of origination, had FICO scores of 660 or below. However, as a portfolio lender, the Bank reviews all credit underwriting data including all data included in borrower credit reports and does not base its underwriting decisions solely on FICO scores. Bank management believes the aforementioned loans, when made, were amply collateralized and documented, and otherwise conformed to the Bank’s lending standards.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2007 and this continued to be the case during the six months ended June 30, 2008. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	June 30, 2008	December 31, 2007
Loans accounted for on a non-accrual basis:
Residential mortgage	$ 680	$ 450
Commercial and industrial, and agricultural	1,987	1,598
Consumer	12	5
Total non-accrual loans	2,679	2,053
Accruing loans contractually past due 90 days or more	25	9
Total non-performing loans	$2,704	$2,062

Allowance for loan losses to non-performing loans	194%	230%
Non-performing loans to total loans	0.44%	0.36%
Allowance to total loans	0.85%	0.82%

As of June 30, 2008, non-performing loans were up $642 or 31.1% compared with year-end 2007, but remained at relatively low levels. The Bank attributes this to mature credit administration processes and disciplined underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At June 30, 2008, total non-performing loans amounted to $2,704, compared with $2,062 at December 2007. One collateral dependent commercial real estate loan accounted for $1,025 or 37.9% of non-performing loans at quarter end. During the second quarter of 2008, a specific loan loss allowance of $250 was established for this problem loan, and this amount was included in the overall provision for loan losses. Company management determined the specific loan loss allowance based on the fair value of collateral securing the loan.

While the level of non-performing loans ratios continued to reflect the favorable quality of the loan portfolio at June 30, 2008, Bank management is cognizant of the continued softening of the real estate market and softening economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including debt service levels, declining collateral values, historically high oil and gas prices, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

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

At June 30, 2008 total OREO amounted to $340, unchanged compared with December 31, 2007. One commercial property comprised the June 30, 2008 and December 31, 2007 balance of OREO.

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

Specific allowances for impaired loans are determined in accordance with SFAS No. 114 "Accounting by Creditors For Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $1,987 as of June 30, 2008, compared with $1,598 as of December 31, 2007. The related allowance for loan losses on these impaired loans amounted to $420 as of June 30, 2008, compared with $280 as of December 31, 2007.

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

The Bank’s loan loss experience increased during six months ended June 30, 2008, with net loan charge-offs amounting to $318, or annualized net charge-offs to average loans outstanding of 0.11%, compared with $57 or annualized net charge-offs to average loans outstanding of 0.02% during the first six months of 2007. One problem loan accounted for $280, or 88.1%, of total charge-offs during the six months ended June 30, 2008.

There were no material changes in loan concentrations during the six months ended June 30, 2008.

The following table details changes in the allowance and summarizes loan loss experience by loan type for the six-month periods ended June 30, 2008 and 2007.

ALLOWANCE FOR LOAN LOSSES
SIX MONTHS ENDED
JUNE 30, 2008 AND 2007

	2008	2007

Balance at beginning of period	$ 4,743	$ 4,525
Charge offs:
Commercial, financial, agricultural, and other loans to farmers	3	43
Real estate:
Mortgage	280	---
Installments and other loans to individuals	43	49
Total charge-offs	326	92

Recoveries:
Commercial, financial, agricultural, and other loans to farmers	---	18
Installments and other loans to individuals	8	17
Total recoveries	8	35

Net charge-offs	318	57
Provision charged to operations	809	33

Balance at end of period	$ 5,234	$ 4,501

Average loans outstanding during period	$599,991	$551,992

Annualized net charge-offs to average loans outstanding	0.11%	0.02%

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at June 30, 2008, is appropriate for the risks inherent in the loan portfolio.

Deposits

During the six months ended June 30, 2008, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At June 30, 2008, total deposits amounted to $576,378, compared with $539,116 at December 31, 2007, representing an increase $37,262, or 6.9%.

Reflecting the seasonality of the Bank’s deposit base, as of June 30, 2008 demand deposits and NOW accounts were showing declines of $11,247 and $2,664 compared with December 31, 2007, or 17.3% and 4.0% respectively. However, for the six months ended June 30, 2008, average demand deposits and NOW accounts amounted to $51,606 and $64,520, representing increases of $1,787 and $2,298 compared with the same period in 2007, or 3.6% and 3.7%, respectively.

The declines in demand deposits and NOW accounts at June 30, 2008 compared with December 31, 2007 were more than offset with increases in retail time deposits and savings/money market accounts. At June 30, 2008, retail time deposits and savings/money market accounts totaled $192,856 and $166,544, compared with $140,204 and $163,009 at December 31, 2007, representing increases of $52,652 and $3,535, or 37.6% and 2.2%, respectively.

Total deposits included certificates of deposit obtained in the national market ("brokered deposits"). At June 30, 2008, total brokered deposits amounted to $98,678, compared with $103,692 at December 31, 2007, representing a decline of $5,014, or 4.8%. The decline in brokered deposits was principally attributed to strong retail deposit growth. In addition, over the past nine months prevailing market conditions have kept the cost of brokered deposits at historically wide spreads compared with other sources of funding.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering retail time deposits, the Bank generally prices these deposits on a relationship basis. At June 30, 2008, the weighted average cost of retail time deposits was 3.67% compared with 4.15% at December 31, 2007. At June 30, 2008 the weighted average cost of brokered time deposits was 4.28%, compared with 5.01% at December 31, 2007. Given the current interest rate environment and continuing time deposit maturities, management anticipates that the weighted average cost of time deposits will continue to show declines throughout the balance of 2008.

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

At June 30, 2008, total borrowings amounted to $267,286, compared with $278,853 at December 31, 2007, representing a decline of $11,567, or 4.2%, compared with December 31, 2007. The decline in total borrowings was principally reflected the strong retail deposit growth achieved during the six months ended June 30, 2008, which reduced the Bank’s dependence on borrowed funds.

In the second quarter of 2007, the Company’s wholly owned subsidiary, Bar Harbor Bank & Trust (the "Bank"), issued $5,000 aggregate principal amount of subordinated debt securities. This action was taken to bolster the Bank’s Tier 2 capital level and help support future earning asset growth without jeopardizing the Bank’s historically strong capital position. The subordinated debt securities are due in 2023, but are callable by the Bank after five years without penalty. The rate of interest on these securities is three month Libor plus 345 basis points. The subordinated debt securities are classified as borrowings on the Company’s consolidated balance sheet.

At June 30, 2008, total borrowings expressed as a percent of total assets amounted to 29.3%, compared with 31.4% at December 31, 2007.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the first quarter of 2008 the Company maintained its strong capital position and continued to be a ""well-capitalized"" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of June 30, 2008, the Company and the Bank were considered "well-capitalized" under the regulatory guidelines. Under the capital adequacy guidelines, a "well-capitalized" institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%.

 The following table sets forth the Company's and the Bank’s regulatory capital at June 30, 2008 and December 31, 2007, under the rules applicable at that date.

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Required		Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2008
Total Capital
(To Risk-Weighted Assets)
Consolidated	$72,524	11.84%	$49,015	8.0%	N/A
Bank	$72,824	11.90%	$48,947	8.0%	$61,184	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$62,290	10.17%	$24,508	4.0%	N/A
Bank	$65,098	10.64%	$24,474	4.0%	$36,710	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$62,290	6.82%	$36,524	4.0%	N/A
Bank	$65,098	7.14%	$36,492	4.0%	$45,615	5.0%

Cash Dividends: The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company paid dividends in the aggregate amount of $1,488 and $1,431 during the six months ended June 30, 2008 and 2007, at a rate of $0.50 and $0.47 per share, respectively.

Stock Repurchase Plan: In February 2004, the Company’s Board of Directors approved a program to repurchase up to 10% of the Company’s outstanding shares of common stock, or approximately 310,000 shares. Purchases began on March 4, 2004 and were continued through December 2007. In December of 2007 the Company’s Board of Directors authorized the continuance of this program through December 31, 2008. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of June 30, 2008, the Company had repurchased 278,046 shares of stock under this plan, at a total cost of $8,171 and an average price of $29.39 per share. The Company recorded the repurchased shares as treasury stock.

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

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$247,122	$58,715	$62,700	$95,707	$30,000
Securities sold under agreements to repurchase	15,164	15,164	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	220	74	146	---	---
Total	$267,506	$73,953	$62,846	$95,707	$35,000

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated in the above table at their contractual final maturity dates. At June 30, 2008, the Bank had $94,000 in callable advances.

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

At June 30, 2008, commitments under existing standby letters of credit totaled $463, compared with $506 at December 31, 2007. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit as of the dates shown:

(Dollars in thousands)	June 30, 2008	December 31, 2007

Commitments to originate loans	$ 21,352	$ 15,075
Unused lines of credit	83,590	85,530
Un-advanced portions of construction loans	13,588	19,752
Total	$118,530	$120,357

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

At June 30, 2008, the Bank had three outstanding derivative instruments with notional amounts totaling $40,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of June 30, 2008 are summarized below. Also refer to Note 7 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

INTEREST RATE SWAP AGREEMENT

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate at 6/30/08	Fair Value 6/30/08

Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (5.00%)	$56

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

The following table summarizes the contractual cash flows of the interest rate swap agreement outstanding at June 30, 2008, based upon the then current Prime interest rate of 5.00%.

	Payments Due by Period

	Total	Less Than 1 Year

Fixed payments due from counter-party	$356	$356
Variable payments due to counter-party based on Prime rate	285	285
Net cash flow	$ 71	$ 71

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 6/30/08	Fair Value 6/30/08	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$117	$217	$52
$10,000	11/01/10	6.50%	$ 69	$ 48	$190	$47

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain its liquidity position at approximately 5% of total assets. At June 30, 2008, liquidity, as measured by the basic surplus/deficit model, was 10.0% over the 30-day horizon and 10.2% over the 90-day horizon.

At June 30, 2008, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $70 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2008, over one and two-year horizons and under different interest rate scenarios.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
JUNE 30, 2008

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-100 Basis Points Short Term Rates
Year 1
Net interest income change ($)	$ 35	$ (549)	$ 369
Net interest income change (%)	0.12%	-1.92%	1.29%

Year 2
Net interest income change ($)	$ 786	$ 817	$ 2,572
Net interest income change (%)	2.75%	2.86%	8.99%

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

As more fully discussed below, the June 30, 2008 interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the one-year horizon and is favorably positioned for increases or declines in short term and or long-term interest rates over the two year horizon.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will trend upward over the one and two-year horizons and beyond. The upward trend principally results from asset yield improvements outpacing funding cost increases.

Assuming short term and long-term interest rates decline from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will not be impacted over the one year horizon, and will show a moderate increase over the two year horizon. Over the one-year horizon, the interest rate sensitivity simulation model suggests that funding cost reductions will offset declining asset yields. Over the two year horizon, the interest rate sensitivity simulation model suggests the net interest margin will be pressured by accelerated cash flows on earning assets and the repricing of the Bank’s earning asset base. However, despite these factors, the model indicates that net interest income will continue its upward trend over the two year horizon. Management anticipates that continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short term interest rates by 200 basis points, and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will post a moderate decline over the twelve month horizon, then begin a steady recovery over the two year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price more quickly than its earning asset portfolios, causing a decline in net interest income. As funding costs begin to stabilize early in the second year of the simulation, the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and improving levels of net interest income over the two year horizon and beyond. Management believes strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one year horizon should short term and long-term interest rates rise in parallel. Over the two year horizon and beyond, management believes only moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short term or long-term interest rates. Given the shape of the yield curve at June 30, 2008 and the overall state of the economy, management modeled an alternative future interest rate scenario and the anticipated impact on net interest income. Assuming the Bank’s balance sheet structure and size remain at current levels, with the short term Federal Funds interest rate declining 100 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will moderately improve over the twelve-month horizon and significantly strengthen over the twenty-four month horizon and beyond. The model indicates that funding costs will show significant declines while earning asset yields will only decline moderately. In year one of this scenario, management believes that earning asset growth will be required to meaningfully increase net interest income. Over the two year horizon and beyond, management believes net interest income will show meaningfully increases without the benefit of earning asset growth.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels and yield curve shape, prepayment speeds on loans and securities, deposit rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cash flows, and renegotiated loan terms with borrowers. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2008	---	$ ---	---	60,303
May 1-31, 2008	4,421	$31.05	4,421	55,882
June 1-30, 2008	23,928	$30.53	23,928	31,954

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

        a)  The Annual Meeting of the Company’s shareholders was held on May 20, 2008.

        b)  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. There were no solicitations in opposition to the nominees for election to the Company’s Board of Directors as listed in the proxy statement.

The votes for Directors were as follows:

Nominee Elected as Director	For	Withheld
Thomas A. Colwell	2,162,611	94,912
Robert C. Carter	2,082,360	175,163
Jacquelyn S. Dearborn	2,081,721	175,802
Peter Dodge	2,171,460	86,063
Martha T. Dudman	2,072,020	185,503
Lauri E. Fernald	2,072,033	185,489
Gregg S. Hannah	2,065,446	192,077
Clyde H. Lewis	2,082,152	175,370
Joseph M. Murphy	2,169,619	87,904
Robert M. Phillips	2,082,360	175,163
Constance C. Shea	2,080,898	176,625
Kenneth E. Smith	2,073,460	184,063
Scott G. Toothaker	2,065,654	191,869
David B. Woodside	2,074,560	182,963

Continuing members of the Board of Directors were as follows:

Name	Position	Current Term Expires

Thomas A. Colwell	Director	2009
Robert C. Carter	Director	2009
Jacquelyn S. Dearborn	Director	2009
Peter Dodge	Director	2009
Martha T. Dudman	Director	2009
Lauri E. Fernald	Director	2009
Gregg S. Hannah	Director	2009
Clyde H. Lewis	Director	2009
Joseph M. Murphy	Director	2009
Robert M. Phillips	Director	2009
Constance C. Shea	Director	2009
Kenneth E. Smith	Director	2009
Scott G. Toothaker	Director	2009
David B. Woodside	Director	2009

The vote to set the number of Directors for the ensuing year at fourteen was as follows:

For	Against	Abstain	Un-voted

2,164,624	13,590	79,328	0

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

10.1

2008 Annual Incentive Compensation Plan, applicable
to certain executive officers of the Company, including the Company’s named executive officers, Mssers Murphy, Shencavitz, Bonsey, Dalton, Hurley, and Leackfeldt.

Filed herewith

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

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: August 11, 2008	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: August 11, 2008	Gerald Shencavitz
Executive Vice President & Chief Financial Officer