Form 10-Q
period 2008-09-30
BAR HARBOR BANKSHARES
filed 2008-11-10
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X  NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ___ Accelerated filer   X  Non-accelerated filer (do not check if a smaller reporting company) ___ Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ___ NO:    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 4, 2008
$2.00 Par Value	2,900,908

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets at September 30, 2008, and December 31, 2007	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007	4

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2008 and 2007	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	6

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2008 and 2007	7

	Notes to Consolidated Interim Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50-53

Item 4.	Controls and Procedures	54

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54-55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Submission of Matters to a Vote of Security Holders	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

Signatures		57

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Dollars in thousands, except share data)
(unaudited)

	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$ 9,287	$ 7,726
Overnight interest bearing money market funds	3	5
Total cash and cash equivalents	9,290	7,731
Securities available for sale, at fair value	269,609	264,617
Federal Home Loan Bank stock	14,031	13,156
Loans	624,205	579,711
Allowance for loan losses	(5,220)	(4,743)
Loans, net of allowance for loan losses	618,985	574,968
Premises and equipment, net	10,421	10,795
Goodwill	3,158	3,158
Bank owned life insurance	6,521	6,340
Other assets	9,989	8,707
TOTAL ASSETS	$942,004	$889,472

Liabilities
Deposits
Demand and other non-interest bearing deposits	$ 62,568	$ 65,161
NOW accounts	71,884	67,050
Savings and money market deposits	163,611	163,009
Time deposits	202,031	140,204
Brokered time deposits	78,069	103,692
Total deposits	578,163	539,116
Short-term borrowings	96,901	148,246
Long-term advances from Federal Home Loan Bank	193,671	130,607
Junior subordinated debentures	5,000	---
Other liabilities	5,598	5,529
TOTAL LIABILITIES	879,333	823,498

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at September 30, 2008 and December 31, 2007	7,287	7,287
Surplus	4,863	4,668
Retained earnings	67,258	63,292
Accumulated other comprehensive (loss) income:
Unamortized net actuarial losses on employee benefit plans, net of tax of ($60) and ($64),at September 30, 2008 and December 31, 2007, respectively	(117)	(124)
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($2,036) and $616, at September 30, 2008 and December 31, 2007, respectively	(3,953)	1,196
Net unrealized appreciation on derivative instruments, net of tax of $183 and $24 at September 30, 2008 and December 31, 2007, respectively	355	46
Total accumulated other comprehensive (loss) income	(3,715)	1,118

Less: cost of 728,373 and 640,951 shares of treasury stock at September 30, 2008 and December 31, 2007, respectively	(13,022)	(10,391)

TOTAL SHAREHOLDERS' EQUITY	62,671	65,974

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$942,004	$889,472

    The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$ 9,412	$ 9,681	$28,310	$28,281
Interest and dividends on securities	4,103	3,685	11,800	10,051
Total interest and dividend income	13,515	13,366	40,110	38,332

Interest expense:
Deposits	3,551	4,207	11,465	12,084
Short-term borrowings	358	1,967	1,155	4,919
Long-term borrowings	2,478	1,279	7,538	4,538
Total interest expense	6,387	7,453	20,158	21,541

Net interest income	7,128	5,913	19,952	16,791
Provision for loan losses	860	214	1,669	247
Net interest income after provision for loan losses	6,268	5,699	18,283	16,544

Noninterest income:
Trust and other financial services	639	564	1,917	1,747
Service charges on deposit accounts	459	454	1,226	1,242
Other service charges, commissions and fees	64	57	171	162
Credit and debit card service charges and fees	876	871	1,716	1,579
Net securities gains (losses)	89	231	604	(671)
Other operating income	97	86	571	240
Total non-interest income	2,224	2,263	6,205	4,299

Noninterest expense:
Salaries and employee benefits	2,592	2,386	7,933	6,885
Postretirement plan settlement	---	---	---	(832)
Occupancy expense	312	294	1,049	987
Furniture and equipment expense	357	396	1,220	1,284
Credit and debit card expenses	619	621	1,200	1,079
Other operating expense	1,232	1,099	3,932	3,743
Total non-interest expense	5,112	4,796	15,334	13,146

Income before income taxes	3,380	3,166	9,154	7,697
Income taxes	1,047	1,019	2,840	2,332

Net income	$ 2,333	$ 2,147	$ 6,314	$ 5,365

Earnings Per Share:
Basic earnings per share	$ 0.80	$ 0.71	$ 2.13	$ 1.76
Diluted earnings per share	$ 0.78	$ 0.69	$ 2.09	$ 1.72

                                                        The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands, except share data)
(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2006	$7,287	$4,365	$59,339	$ (953)	$ (8,987)	$61,051
Net income	---	---	5,365	---	---	5,365
Total other comprehensive income	---	---	---	306	---	306
Cash dividends declared ($0.710 per share)	---	---	(2,161)	---	---	(2,161)
Purchase of treasury stock (36,947 shares)	---	---	---	---	(1,152)	(1,152)
Stock options exercised (18,216 shares), including related tax effects	---	78	(233)	---	569	414
Recognition of stock option expense	---	157	---	---	---	157
Balance September 30, 2007	$7,287	$4,600	$62,310	$ (647)	$ (9,570)	$63,980

Balance December 31, 2007	$7,287	$4,668	$63,292	$1,118	$(10,391)	$65,974
Net income	---	---	6,314	---	---	6,314
Total other comprehensive loss	---	---	---	(4,833)	---	(4,833)
Cash dividends declared ($0.760 per share)	---	---	(2,250)	---	---	(2,250)
Purchase of treasury stock (95,943 shares)	---	---	---	---	(2,888)	(2,888)
Stock options exercised (8,521 shares), including related tax effects	---	27	(98)	---	257	186
Recognition of stock option expense	---	168	---	---	---	168
Balance September 30, 2008	$7,287	$4,863	$67,258	$(3,715)	$(13,022)	$62,671

                                                            The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)
(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$ 6,314	$ 5,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	750	919
Amortization of core deposit intangible	50	50
Provision for loan losses	1,669	247
Net securities (gains) losses	(604)	671
Net (accretion) amortization of bond discounts and premiums	(508)	132
Recognition of stock option expense	168	157
Postretirement plan settlement	---	(832)
Net change in other assets	1,198	(93)
Net change in other liabilities	69	(763)
Net cash provided by operating activities	9,106	5,853

Cash flows from investing activities:
Purchases of securities available for sale	(72,264)	(117,581)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	39,518	31,559
Proceeds from sales of securities available for sale	21,065	54,513
Net increase in Federal Home Loan Bank stock	(875)	(983)
Net loans made to customers	(45,769)	(11,055)
Proceeds from sale of other real estate owned	340	---
Capital expenditures	(376)	(408)
Net cash used in investing activities	(58,361)	(43,955)

Cash flows from financing activities:
Net increase in deposits	39,047	30,543
Proceeds from issuance of junior subordinated debentures	5,000	---
Net (decrease) increase in securities sold under repurchase agreements and fed funds purchased	(3,705)	7,545
Proceeds from Federal Home Loan Bank advances	91,980	79,000
Repayments of Federal Home Loan Bank advances	(76,556)	(84,578)
Purchases of treasury stock	(2,888)	(1,152)
Proceeds from stock option exercises, including excess tax benefits	186	414
Payments of dividends	(2,250)	(2,161)
Net cash provided by financing activities	50,814	29,611

Net increase (decrease) in cash and cash equivalents	1,559	(8,491)
Cash and cash equivalents at beginning of period	7,731	19,547
Cash and cash equivalents at end of period	$ 9,290	$ 11,056

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 20,151	$ 20,822
Income taxes	$ 1,555	$ 1,508

Schedule of noncash investing activities
Transfer from loans to other real estate owned	$ 83	$ ---

                                                    The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,
	2008	2007

Net income	$ 2,333	$2,147
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($1,085) and $847, respectively	(2,106)	1,645
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $30 and $78, respectively	(59)	(153)
Net unrealized appreciation and other amounts for interest rate derivatives, net of tax of $81 and $84, respectively	159	163
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $4, respectively	2	6
Total other comprehensive (loss) income	(2,004)	1,661
Total comprehensive income	$ 329	$3,808

	Nine Months Ended September30,
	2008	2007

Net income	$ 6,314	$5,365
Net unrealized depreciation on securities available for sale, net of tax of $2,447 and $59, respectively	(4,750)	(113)
Less reclassification adjustment for net (gains) losses related to securities available for sale included in net income, net of tax of ($205) and $229, respectively	(399)	442
Net unrealized appreciation and other amounts for interest rate derivatives, net of tax of $159 and $134, respectively	309	259
Reversal of actuarial gain upon postretirement plan settlement, net of tax of $151	---	(291)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $4 and $6, respectively	7	9
Total other comprehensive (loss) income	(4,833)	306
Total comprehensive income	$ 1,481	$5,671

                                                                The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and nine months ended September 30, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any other interim periods.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of September 30, 2008 and December 31, 2007, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$ 2,333	$ 2,147	$ 6,314	$ 5,365

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	2,922,067	3,039,585	2,959,120	3,043,442
Effect of dilutive employee stock options	59,933	70,369	66,406	76,349
Diluted	2,982,000	3,109,954	3,025,526	3,119,791

EARNINGS PER SHARE:
Basic	$ 0.80	$ 0.71	$ 2.13	$ 1.76
Diluted	$ 0.78	$ 0.69	$ 2.09	$ 1.72

Anti-dilutive options excluded from earnings per share calculation	153,067	103,286	131,071	72,434

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

The following table summarizes the net periodic benefit costs for the three and nine months ended September 30, 2008 and 2007:

	Supplemental Executive Retirement Plans
	2008	2007
Three Months Ended September 30,
Service Cost	$ 47	$ 50
Interest Cost	39	40
Amortization of actuarial loss	4	2
Net Periodic Benefit Cost	$ 90	$ 92

	2008	2007
Nine Months Ended September 30,
Service Cost	$152	$148
Interest Cost	124	121
Amortization of actuarial loss	11	7
Net Periodic Benefit Cost	$287	$276

The Company is expected to recognize $379 of expense for the foregoing plans for the year ended December 31, 2008. The Company is expected to contribute $222 to the foregoing plans in 2008. As of September 30, 2008, the Company had contributed $193.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Commitments to originate loans	$22,168	$15,075
Unused lines of credit	$81,853	$85,530
Unadvanced portions of construction loans	$10,758	$19,752
Standby letters of credit	$ 462	$ 506

As of September 30, 2008 and December 31, 2007, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

At September 30, 2008, the Bank had three outstanding derivative instruments with notional amounts totaling $40,000. These derivative instruments were an interest rate swap agreement and interest rate floor agreements, with notional principal amounts totaling $10,000 and $30,000, respectively. The details are summarized as follows:

Interest Rate Swap Agreement:

Description	Maturity	Notional Amount	Fixed Interest Rate	Variable Interest Rate at 9/30/08	Fair Value at 9/30/08

Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (5.00%)	$37

During 2003, the interest rate swap agreement was purchased to limit the Bank’s exposure to falling interest rates on a pool of loans indexed to the Prime interest rate. The Bank is required to pay to a counter-party monthly variable rate payments indexed to Prime, while receiving monthly fixed rate payments based upon an interest rate of 6.25% over the term of the agreement.

The interest rate swap agreement was designated as a cash flow hedge in accordance with SFAS No. 133 Implementation Issue No. G25, "Cash Flow Hedges:   Using the First-Payments Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans."

At September 30, 2008, the fair value of the interest rate swap agreement was an unrealized gain of $37, compared with an unrealized loss of $34 at December 31, 2007. The fair value of the interest rate swap agreement was included in other assets on the consolidated balance sheets.

During the three and nine months ended September 30, 2008, the total net cash flows received from (paid to) counter-parties amounted to $31 and $63, compared with ($107) and ($316) during the same periods in 2007. The net cash flows received from (paid to) counter-parties were recorded in interest income.

At September 30, 2008, the net unrealized gain on the interest rate swap agreement included in accumulated other comprehensive income, net of tax, amounted to $24 compared with an unrealized loss, net of tax, of $22 at December 31, 2007.

Interest Rate Floor Agreements

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 9/30/08	Fair Value at 9/30/08	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$105	$353	$104
$10,000	11/01/10	6.50%	$ 69	$ 44	$297	$ 85

During 2005, interest rate floor agreements were purchased to limit the Bank’s exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate falls below the floors of 6.00% and 6.50%, thus effectively ensuring interest income on the pools of prime-based loans at minimum rates of 6.00% and 6.50% for the duration of the agreements. The interest rate floor agreements were designated as cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

For the three and nine months ended September 30, 2008, total cash flows received from counterparties amounted to $90 and $189, compared with none during the same periods in 2007. The cash flows received from counterparties were recorded in interest income.

At September 30, 2008, the total fair value of the interest rate floor agreements was $650 compared with $299 at December 31, 2007. The fair values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Pursuant to SFAS 133, changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income.

The premiums paid on the interest rate floor agreements are being recognized as reductions of interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During the three and nine months ended September 30, 2008, $16 and $44 of the premium was recognized as a reduction of interest income. At September 30, 2008, the remaining unamortized premiums, net of tax, totaled $98, compared with $128 at December 31, 2007. During the next twelve months, $72 of the premiums will be recognized as reductions of interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

A summary of the hedging related balances follows:

	September 30, 2008		December 31, 2007
	Gross	Net of Tax	Gross	Net of Tax
Unrealized gain on interest rate floors	$ 650	$429	$ 299	$ 197
Unrealized gain (loss) on interest rate swaps	37	24	(34)	(22)
Unamortized premium on interest rate floors	(149)	(98)	(193)	(128)
Net deferred loss on de-designation of interest rate swaps	---	---	(2)	(1)
Total	$ 538	$355	$ 70	$ 46

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

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets (level 1 measurements) for identical assets or liabilities and the lowest priority to unobservable inputs (Level 3 measurements). The fair value hierarchy is as follows:

  Level 1 – Valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
  Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-based techniques for which all significant assumptions are observable in the market.
  Level 3 – Valuation is principally generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques.

SFAS 157 indicates that the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The most significant instruments that the Company values are securities, all of which fall into Level 2 in the fair value hierarchy. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether valuations are appropriately placed within the fair value hierarchy and whether the valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Additionally, the Company periodically tests the reasonableness of the prices provided by these third parties by obtaining desk bids from a variety of institutional brokers.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

  Securities Available for Sale: Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from independent pricing providers. The fair value measurements used by the pricing providers consider observable data that may include dealer quotes, market maker quotes and live trading systems. If quoted prices are not readily available, fair values are determined using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as market pricing spreads, credit information, callable features, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, default rates, and the securities’ terms and conditions, among other things.
  Derivative Instruments: Derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains independent dealer market price estimates to value its Prime interest rate swaps and floors. Derivative instruments are priced by independent providers using observable market data and assumptions with adjustments based on widely accepted valuation techniques. A discounted cash flow analysis on the expected cash flows of each derivative reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, transaction size, custom tailored features, counterparty credit quality, and the estimated current replacement cost of the derivative instrument.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale	$ ---	$269,609	$ ---	$269,609
Derivative assets	$ ---	$ 687	$ ---	$ 687

SFAS No. 157 also requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 9/30/08	Level 1 Inputs	Level 2 Inputs	Level 3 I nputs	Fair Value as of 9/30/08
Collateral dependent impaired loans	$712	$ ---	$---	$632	$632

Specific allowances for impaired loans are determined in accordance with SFAS No. 114 "Accounting by Creditors For Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." During the nine months ended September 30, 2008 specific loan loss allowances totaling $460 were established for three collateral dependent impaired commercial loans with principal balances totaling $2,531. These specific loan loss allowances were included in the provision for loan losses during the period in which the allowances were established. In the third quarter of 2008, one of these impaired loans was charged down to $200, requiring a $564 adjustment to the corresponding loan loss allowance. Company management determined the impairment charges based on the fair values of collateral. Based on this technique, these impaired loans were classified as Level 3 for valuation purposes.

In the second quarter of 2008, one of these impaired loans was satisfied with no adjustment necessary to the corresponding loan loss allowance. In the third quarter the Company recorded the aforementioned adjustment of $564 and established a reserve of $80 for one of the loans included in the table above.

Note 8: Recently Adopted Accounting Standards

The Company recently adopted the following accounting standards:

Fair Value Measurements for Financial Assets and Liabilities: Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements. The fair value option was not elected for any financial instrument as of or since January 1, 2008.

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

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force (the "EITF") on Issue No. 06-01, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards," which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R). The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. EITF Issue No. 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Retrospective application to previously issued financial statements is prohibited. The Company’s adoption of EITF Issue No. 06-11 did not have an impact on its consolidated financial condition or results of operations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, and financial condition at September 30, 2008, and December 31, 2007, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in third quarter 2008 and 2007 interest income was $486 and $341, respectively, of tax-exempt interest income from certain investment securities and loans. For the nine months ended September 30, 2008 and 2007, the amount of tax-exempt income included in interest income was $1,473 and $1,132.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $221 and $149, in the third quarter of 2008 and 2007, respectively, and $662 and $495 for the nine months ended September 30, 2008 and 2007, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

(x)	Changes in general, national, international, regional or local economic conditions and credit markets which are less favorable than those anticipated by Company management, including fears of global economic recession and continued sub-prime loan and credit issues, impacting the Company's investment portfolio, quality of credits, or the overall demand for the Company's products or services; and

(xi)	The Company’s success in managing the risks involved in all of the foregoing matters.

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

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2008 and December 31, 2007, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

Goodwill and Other Intangible Assets: The valuation techniques used by the Company to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors. Any changes in the estimates used by the Company to determine the carrying value of its goodwill and identifiable intangible assets, or which otherwise adversely affect their value or estimated lives, may have an adverse effect on the Company's results of operations. The Company’s annual impairment test was performed as of December 31, 2007. Refer to Note 2 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q for further details of the Company’s accounting policies and estimates covering goodwill and other intangible assets.

EXECUTIVE OVERVIEW

Summary Results of Operations

The Company reported consolidated net income of $2,333 or fully diluted earnings per share of $0.78 for the three months ended September 30, 2008, compared with $2,147 or fully diluted earnings per share of $0.69 for the same quarter in 2007, representing increases of $186 and $0.09, or 8.7% and 13.0%, respectively. The annualized return on average shareholders’ equity ("ROE") and average assets ("ROA") amounted to 14.46% and 0.99%, respectively, compared with 13.68% and 1.00% for the same quarter in 2007.

As more fully discussed below, the increase in third quarter 2008 earnings compared with the third quarter of 2007 was principally attributed to a $1,215 or 20.5% increase in net interest income, partially offset by a $646 increase in the provision for loan losses and a $142 decline in securities gains.

For the nine months ended September 30, 2008, consolidated net income amounted to $6,314 or fully diluted earnings per share of $2.09, compared with $5,365 or fully diluted earnings per share of $1.72 for the same period in 2007, representing increases of $949 and $0.37, or 17.7% and 21.5%, respectively. The annualized ROE and ROA amounted to 12.78% and 0.92%, compared with 11.52% and 0.86% for the same period in 2007, respectively.

As more fully discussed below, the increased level of earnings was attributed to a variety of factors including: a $3,161 or 18.8% increase in net interest income; a $1,275 increase in net securities gains (losses); a $313 gain representing the proceeds from shares redeemed in connection with the Visa Inc. initial public offering; and a $170 or 9.7% increase in trust and financial services fees. Partially offsetting the foregoing revenue increases was a $1,422 increase in the provision for loan losses and a $2,188 or 16.6% increase in non-interest expenses, which largely reflected a $1,048 or 15.2% increase in salaries and employee benefit expenses and the recording of a non-recurring $832 expense reduction recorded in the first quarter of 2007 related to the Company’s settlement of its limited postretirement benefit program.

  Net Interest Income: For the three and nine months ended September 30, 2008, net interest income on a fully tax equivalent basis amounted to $7,349 and $20,614, representing increases of $1,287 and $3,328, or 21.2% and 19.3%, compared with the same periods in 2007, respectively. The increases in net interest income were principally attributed to an improved net interest margin and average earning asset growth. The decline in short-term interest rates over the past twelve months favorably impacted the Bank’s net interest margin, as the cost of interest bearing liabilities declined faster and to a greater degree than the decline in earning asset yields. For the three and nine months ended September 30, 2008, the fully tax equivalent net interest margin amounted to 3.22% and 3.11%, representing improvements of 29 and 22 basis points compared with the same periods in 2007, respectively.
  Non-interest Income: For the quarter ended September 30, 2008, total non-interest income amounted to $2,224, representing a decline of $39, or 1.7%, compared with the same quarter in 2007. The decline in non-interest income was principally attributed to a $142 decline in securities gains, largely offset by a $75 or 13.3% increase in trust and other financial services fees. All other categories of non-interest income posted increases compared with the third quarter of 2007.

For the nine months ended September 30, 2008, total non-interest income amounted to $6,205, representing an increase of $1,906, or 44.3%, compared with the same period in 2007. During the first nine months of 2007 the Bank restructured a portion of its securities portfolio, recording net securities losses of $671, whereas during the same period in 2008 the Bank recorded securities gains of $604. Also included in non-interest income was a $313 gain recorded in the first quarter of 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering.

For the nine months ended September 30, 2008, trust and other financial services fees and credit and debit card fees were up $170 and $137, or 9.7% and 8.7%, respectively, compared with the same period last year.

  Non-Interest Expense: For the quarter ended September 30, 2008, total non-interest expense amounted to $5,112 representing an increase of $316 or 6.6%, compared with the same quarter in 2007. The increase in non-interest expense was principally attributed to a $206, or 8.6%, increase in salaries and employee benefits, due to a variety of factors enumerated below. In connection with the previously reported Visa Reorganization, in the third quarter of 2008 the Bank increased its Visa indemnification and covered litigation liability by $68, based upon the terms of Visa’s recent settlement in principle with Discover Financial Services. The Bank anticipates recovery of this amount in the fourth quarter of 2008 using Loss Shares that will be issued by VISA.

For the nine months ended September 30, 2008, total non-interest expense amounted to $15,334, representing an increase of $2,188, or 16.6%, compared with the same period in 2007. The increase in non-interest expense was largely attributed to the settlement of the Company’s limited postretirement program in the first quarter of 2007, which reduced that reporting period’s non-interest expense by $832. The increase in non-interest expense was also attributed to higher levels of salaries and employee benefits, which were up $1,048 or 15.2% compared with the first nine months of 2007. The increase in salaries and employee benefits was attributed to a variety of factors including: strategic additions to staff; normal increases in base salaries; higher levels of accrued incentive compensation; certain employee severance payments; and a non-recurring employee health insurance expense credit attained in the second quarter of 2007 based on favorable claims experience.

Summary Financial Condition

Total assets ended the third quarter at $942,004, representing an increase of $52,532, or 5.9%, compared with December 31, 2007. This increase was principally attributed to the growth of the Bank’s loan portfolio.

  Loans: Total loans ended the third quarter at $624,205, representing an increase of $44,494, or 7.7%, compared with December 31, 2007. Business lending activity led the overall growth of the loan portfolio, as residential mortgage loan originations slowed.
  Credit Quality: The Bank’s non-performing loans ended the third quarter at relatively low levels, representing $3,339 or 0.53% of total loans, compared with $2,062, or 0.36% at December 31, 2007. For the nine months ended September 30, 2008, net loan charge-offs amounted to $1,192, compared with $142 during the same period in 2007. For the three and nine months ended September 30, 2008, the Bank recorded provisions for loan losses of $860 and $1,669, representing increases of $646 and $1,422 compared with the same periods in 2007, respectively. The increases in the provision were largely attributed to the increase in net loan charge-offs, growth in the loan portfolio, generally declining real estate values in the markets served by the Bank, and other qualitative and environmental considerations.
  Securities: total securities ended the third quarter at $269,609, representing an increase of $4,992, or 1.9%, compared with December 31, 2007. The Company’s solid earnings and strong loan growth lessened the need for further securities leverage.
  Deposits: Total deposits ended the third quarter at $578,163, representing an increase of $39,047 or 7.2% compared with December 31, 2007. Deposit growth was led by meaningful increases in retail time deposits and NOW accounts, offset in part by a $25,623 million or 24.7% decline in brokered time deposits.
  Borrowings: Total borrowings ended the third quarter at $295,572, representing an increase of $16,719, or 6.0%, compared with December 31, 2007. The increase in borrowings was principally used to support earning asset growth, as well as reducing the Bank’s dependence on higher cost and more volatile brokered deposits.
  Capital: The Bank continued to exceed regulatory requirements for "well-capitalized" institutions. At September 30, 2008, the Bank’s Tier I Leverage, Tier I Risk-based, and Total Risk-based Capital ratios were 7.05%, 10.55% and 11.78%, respectively. Under the capital adequacy guidelines administered by the Bank’s principal regulators, "well-capitalized" institutions are those with Tier I leverage, Tier I Risk-based, and Total Risk-based ratios of at least 5%, 6% and 10%, respectively.
  Cash Dividends: The Company paid cash dividends of 26.0 cents per share of common stock in the third quarter of 2008, representing an increase of 2.0 cents, or 8.3%, compared with the same quarter in 2007. The Company’s Board of Directors recently declared a fourth quarter dividend of 26.0 cents per share, unchanged from the prior quarter, but representing an increase of 1.5 cents, or 6.1%, compared with the dividend declared for the same quarter in 2007.

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

For the three months ended September 30, 2008, net interest income on a fully tax equivalent basis amounted to $7,349, compared with $6,062 in the third quarter of 2007, representing an increase of $1,287, or 21.2%. As more fully discussed below, the increase in the Bank’s third quarter 2008 net interest income compared with the same quarter in 2007 was principally attributed to a 29 basis point improvement in the tax equivalent net interest margin, combined with average earning growth of $86,755, or 10.6%.

For the nine months ended September 30, 2008, net interest income on a fully tax equivalent basis amounted to $20,614, compared with $17,286 for the same period in 2007, representing an increase of $3,328, or 19.3%. As more fully discussed below, the increase in net interest income was principally attributed to earning asset growth of $87,121 or 10.9%, combined with a 22 basis point improvement in the tax equivalent net interest margin, compared with the nine months ended September 30, 2007.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and nine months ended September 30, 2008 and 2007, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007

	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$616,413	$ 9,439	6.09%	$559,499	$ 9,707	6.88%
Taxable securities (2)	240,673	3,564	5.89%	222,083	3,163	5.65%
Non-taxable securities (2,3)	35,842	620	6.88%	24,139	405	6.66%
Total securities	276,515	4,184	6.02%	246,222	3,568	5.75%
Federal Home Loan Bank stock	13,928	105	3.00%	12,569	203	6.41%
Fed funds sold, money market funds, and time deposits with other banks	1,018	8	3.13%	2,829	37	5.19%

Total Earning Assets	907,874	13,736	6.02%	821,119	13,515	6.53%

Non-Interest Earning Assets:
Cash and due from banks	6,442			8,213
Allowance for loan losses	(5,411)			(4,547)
Other assets (2)	28,844			29,184
Total Assets	$937,749			$853,969

Interest Bearing Liabilities:
Deposits	$520,297	$ 3,551	2.72%	$463,273	$ 4,207	3.60%
Borrowings	287,681	2,836	3.92%	261,981	3,246	4.92%
Total Interest Bearing Liabilities	807,978	6,387	3.14%	725,254	7,453	4.08%
Rate Spread			2.88%			2.45%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	60,469			61,517
Other liabilities	5,112			4,953
Total Liabilities	873,559			791,724
Shareholders' equity	64,190			62,245
Total Liabilities and Shareholders' Equity	$937,749			$853,969
Net interest income and net interest margin (3)		7,349	3.22%		6,062	2.93%
Less: Tax Equivalent adjustment		(221)			(149)
Net Interest Income		$ 7,128	3.12%		$ 5,913	2.86%
  For purposes of these computations, non-accrual loans are included in average loans.
  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
NINE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007

		2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$605,505	$28,390	6.26%	$554,522	$28,358	6.84%
Taxable securities (2)	226,842	9,993	5.88%	202,438	8,406	5.55%
Non-taxable securities (2,3)	36,773	1,874	6.81%	27,110	1,370	6.76%
Total securities	263,615	11,867	6.01%	229,548	9,776	5.69%
Federal Home Loan Bank stock	13,848	438	4.22%	12,483	607	6.50%
Fed funds sold, money market funds, and time
deposits with other banks	2,884	77	3.57%	2,178	86	5.28%

Total Earning Assets	885,852	40,772	6.15%	798,731	38,827	6.50%

Non-Interest Earning Assets:
Cash and due from banks	5,391			6,983
Allowance for loan losses	(5,106)			(4,549)
Other assets (2)	31,390			30,340
Total Assets	$917,527			$831,505

Interest Bearing Liabilities:
Deposits	$514,040	$11,465	2.98%	$454,191	$12,084	3.56%
Borrowings	278,431	8,693	4.17%	256,460	9,457	4.93%
Total Interest Bearing Liabilities	792,471	20,158	3.40%	710,651	21,541	4.05%
Rate Spread			2.75%			2.45%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	54,238			53,761
Other liabilities	4,815			4,828
Total Liabilities	851,524			769,240
Shareholders' equity	66,003			62,265
Total Liabilities and Shareholders' Equity	$917,527			$831,505
Net interest income and net interest margin (3)		20,614	3.11%		17,286	2.89%
Less: Tax Equivalent adjustment		(662)			(495)
Net Interest Income		$19,952	3.01%		$16,791	2.81%
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

For the three and nine months ended September 30, 2008, the fully tax equivalent net interest margin amounted to 3.22% and 3.11%, compared with 2.93% and 2.89% during the same periods in 2007, representing improvements of 29 and 22 basis points, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2008			2007				2006

Quarter:	3	2	1	4	3	2	1	4

Interest Earning Assets:
Loans (1,3)	6.09%	6.19%	6.52%	6.71%	6.88%	6.88%	6.74%	6.68%
Taxable securities (2)	5.89%	5.88%	5.88%	5.78%	5.65%	5.62%	5.38%	5.03%
Non-taxable securities (2,3)	6.88%	6.77%	6.78%	6.71%	6.66%	6.80%	6.80%	6.80%
Total securities	6.02%	6.00%	6.02%	5.87%	5.75%	5.77%	5.56%	5.30%
Federal Home Loan Bank stock	3.00%	3.98%	5.73%	6.31%	6.41%	6.56%	6.54%	6.13%
Fed Funds sold, money market funds, and time deposits with other banks	3.13%	3.00%	4.37%	5.01%	5.19%	5.67%	4.88%	5.20%
Total Earning Assets	6.02%	6.08%	6.35%	6.45%	6.53%	6.57%	6.40%	6.29%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	2.72%	2.92%	3.33%	3.51%	3.60%	3.56%	3.51%	3.37%
Borrowings	3.92%	4.21%	4.39%	4.69%	4.92%	4.93%	4.95%	4.87%
Total Interest Bearing Liabilities	3.14%	3.36%	3.71%	3.95%	4.08%	4.04%	4.04%	3.89%

Rate Spread	2.88%	2.72%	2.64%	2.50%	2.45%	2.53%	2.36%	2.40%

Net Interest Margin (2)	3.22%	3.07%	3.03%	2.97%	2.93%	2.96%	2.79%	2.87%

Net Interest Margin without Tax Equivalent Adjustments	3.12%	2.97%	2.92%	2.89%	2.86%	2.88%	2.70%	2.77%
  For purposes of these computations, non-accrual loans are included in average loans.
  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

Beginning in September 2007, the Board of Governors of the Federal Reserve System (the "Federal Reserve") decreased short-term interest rates seven times for a total of 325 basis points. These actions have favorably impacted the Bank’s net interest income, given its liability sensitive balance sheet. Specifically, the Bank’s total weighted average cost of funds declined at a faster pace and to a greater extent than the decline in the weighted average yield on its earning asset portfolios.

The weighted average yield on average earning assets amounted to 6.02% in the third quarter of 2008, compared with 6.53% in the third quarter of 2007, representing a decline of 51 basis points. However, the weighted average cost of interest bearing liabilities amounted to 3.14% in the third quarter of 2008, compared with 4.08% in the third quarter of 2007, representing a decline of 94 basis points. In short, since the third quarter of 2007, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 43 basis points.

For the nine months ended September 30, 2008, the weighted average yield on average earning assets amounted to 6.15%, compared with 6.50% for the same period in 2007, representing a decline of 35 basis points. However, the weighted average cost of interest bearing liabilities amounted to 3.40% during the nine months ended September 30, 2008, compared with 4.05% for the same period in 2007, representing a decline of 65 basis points. In short, comparing the first nine months of 2008 with the same period in 2007, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 30 basis points.

In October 2008, the Board of Governors of the Federal Reserve System reduced short-term interest rates by an additional 100 basis points. Should interest rates continue at current levels, Company management anticipates the Bank’s improving net interest margin trend will continue into the fourth quarter of 2008, generating higher levels of net interest income. Management anticipates the continued improvement in the net interest margin will be driven by a continued downward re-pricing of interest bearing liabilities, as time deposits and borrowed funds maturities are replaced at lower prevailing costs, while the yields on its average earning asset portfolios continue to stabilize. Management also anticipates that the net interest margin and net interest income will be favorably impacted by the current positively sloped U.S. Treasury yield curve, as compared with the yield flat-to-inverted curve environment experienced in 2007.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the three and nine months ended September 30, 2008, total interest income, on a fully tax equivalent basis, amounted to $13,736 and $40,772 compared with $13,515 and $38,827 during the same periods in 2007, representing increases of $221 and $1,945, or 1.6% and 5.0%, respectively.

The increases in interest income were principally attributed to average earning asset growth of $86,755 and $87,121, or 10.6% and 10.9%, largely offset by 51 and 35 basis point declines in the weighted average earning asset yields, when comparing the three and nine months ended September 30, 2008 with the same periods in 2007, respectively. The declines in the weighted average earning asset yields were principally attributed to the reduction of short-term interest rates by the Federal Reserve, the impact of which reduced the weighted average yield on the Bank’s variable rate loan portfolios. To a lesser extent, the weighted average loan yields were also impacted by the renegotiation of certain fixed rate loans to variable rate loans with lower prevailing interest rates. For the three and nine months ended September 30, 2008, the weighted average yield on the Bank’s loan portfolio amounted to 6.09% and 6.26%, representing declines of 79 and 58 basis points compared with the same periods in 2007.

For the three and nine months ended September 30, 2008, the weighted average yield on the Bank’s securities portfolio amounted to 6.02% and 6.01%, representing improvements of 27 and 32 basis points, compared with the same periods in 2007. The improved yield on the securities portfolio reflects, in part, the restructuring of a portion of the portfolio in 2007. In addition, because the majority of the securities portfolio is comprised of fixed rate securities, the decline in short-term interest rates has had minimal impact on the portfolio’s weighted average yield.

As depicted on the rate/volume analysis tables below, comparing the three and nine months ended September 30, 2008 with the same periods in 2007, the increased volume of average earning assets on the balance sheet contributed $1,454 and $4,176 to the increases in interest income, but were largely offset by declines of $1,233 and $2,231 attributed to the impact of the lower weighted average earning asset yields.

Interest Expense: For the three and nine months ended September 30, 2008, total interest expense amounted to $6,387 and $20,158, compared with $7,453 and $21,541 during the same periods in 2007, representing declines of $1,066 and $1,383, or 14.3% and 6.4%, respectively.

The declines in interest expense were principally attributed to 94 and 65 basis point declines in the weighted average cost of interest bearing liabilities, offset in part by increases in average interest bearing liabilities totaling $82,724 and $81,820, or 11.4% and 11.5%, when comparing the three and nine months ended September 30, 2008 with the same periods in 2007, respectively. The declines in the average cost of interest bearing funds were principally attributed to declines in short-term market interest rates between periods and, to a lesser extent, a proportionately lower utilization of wholesale funding.

For the three and nine months ended September 30, 2008, the total weighted average cost of interest bearing liabilities amounted to 3.14% and 3.40%, compared with 4.08% and 4.05% during the same periods in 2007, representing declines of 94 and 65 basis points, respectively. For the three and nine months ended September 30, 2008, the weighted average cost of borrowed funds declined 100 and 76 basis points to 3.92% and 4.17%, while the weighted average cost of interest bearing deposits declined 88 and 58 basis points to 2.72% and 2.98%, compared with the same periods in 2007, respectively. The decline in the weighted average cost of borrowed funds outpaced the decline in the weighted average cost of interest bearing deposits, reflecting the shorter maturities of the Bank’s borrowing base as rates began declining, combined with highly competitive market pricing pressures for deposits in the markets served by the Bank.

As depicted on the rate/volume analysis tables below, comparing the three and nine months ended September 30, 2008 with the same periods in 2007, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $1,904 and $3,799 to the declines in interest expense, but were largely offset by increases of $838 and $2,416 attributed to the impact of the increased volume of average interest bearing liabilities.

Rate/Volume Analysis: The following table sets forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities, and changes in average rates on such assets and liabilities. The income from tax-exempt assets has been adjusted to a fully tax equivalent basis, thereby allowing uniform comparisons to be made. Because of the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes, have been allocated to these categories in proportion to the relationships of the absolute dollar amounts of the change in each.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2008 VERSUS SEPTEMBER 30, 2007
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 995	$(1,263)	$ (268)
Taxable securities (2)	265	136	401
Non-taxable securities (2,3)	196	19	215
Investment in Federal Home Loan Bank stock	22	(120)	(98)
Fed funds sold, money market funds, and time deposits with other banks	(24)	(5)	(29)

TOTAL EARNING ASSETS	$1,454	$(1,233)	$ 221

Interest bearing deposits	519	(1,175)	(656)
Borrowings	319	(729)	(410)
TOTAL INTEREST BEARING LIABILITIES	$ 838	$(1,904)	$(1,066)

NET CHANGE IN NET INTEREST INCOME	$ 616	$ 671	$ 1,287
  For purposes of these computations, non-accrual loans are included in average loans.
  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2008 VERSUS SEPTEMBER 30, 2007
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$2,585	$(2,553)	$ 32
Taxable securities (2)	1,014	573	1,587
Non-taxable securities (2,3)	488	16	504
Investment in Federal Home Loan Bank stock	66	(235)	(169)
Fed funds sold, money market funds, and time deposits with other banks	23	(32)	(9)

TOTAL EARNING ASSETS	$4,176	$(2,231)	$ 1,945

Interest bearing deposits	1,604	(2,223)	(619)
Borrowings	812	(1,576)	(764)
TOTAL INTEREST BEARING LIABILITIES	$2,416	$(3,799)	$(1,383)

NET CHANGE IN NET INTEREST INCOME	$1,760	$ 1,568	$ 3,328
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

The Bank’s non-performing loans remained at relatively low levels at quarter end, representing $3,399 or 0.53% of total loans, compared with $2,062 or 0.36% of total loans at December 31, 2007.

Net charge-offs amounted to $1,192 during the first nine months of 2008, or annualized net charge-offs to average loans outstanding of 0.26%, compared with $142 or annualized net charge-offs to average loans outstanding of 0.03% for the same period in 2007. Two problem loans were accountable for $1,094, or 91.8%, of the charge-offs during the nine months ended September 30, 2008.

The allowance expressed as a percentage of non-performing loans stood at 156% at September 30, 2008, compared with 230% at December 31, 2007.

For the three and nine months ended September 30, 2008, the provision for loan losses (the "provision") amounted to $860 and $1,669 compared with $214 and $247 during the same periods in 2007. The increases in the provision were largely attributed to increases in net loan charge-offs, growth in the loan portfolio, generally declining real estate values in much of the Bank’s market area, and other qualitative and environmental considerations.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the three and nine months ended September 30, 2008, total non-interest income amounted to $2,224 and $6,205, compared with $2,263 and $4,299 during the same periods in 2007, representing a decline of $39 or 1.7% and an increase of $1,906 or 44.3%, respectively.

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

For the three and nine months ended September 30, 2008, income from trust and other financial services amounted to $639 and $1,917, compared with $564 and $1,747 during the same periods in 2007, representing increases $75 and $170, or 13.3% and 9.7%, respectively. Revenue generated from third party brokerage activities posted meaningful increases, which were principally attributed to staff additions and new client relationships. Revenue from trust and investment management activities was relatively flat compared with the three and nine months ended September 30, 2007, principally reflecting declining market values of assets under management and held in custody.

At September 30, 2008, total assets under management at Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $253,021 compared with $278,227 at December 31, 2007, representing a decline of $25,206 or 9.1%. The decline in assets under management was principally reflective of the broad declines experienced by the equity markets in general during the nine months ended September 30, 2008, offset in part by growth in managed assets.

Service Charges on Deposits: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, and a variety of other deposit account related fees.

For the three and nine months ended September 30, 2008, income from service charges on deposit accounts amounted to $459 and $1,226, compared with $454 and $1,242 for the same periods in 2007, representing an increase of $5 or 1.1% and a decline of $16 or 1.3%, respectively.

The declines in service charges on deposit accounts were principally attributed to relatively small declines in deposit account overdraft activity, compared with the three and nine months ended September 30, 2007, and the fact that the Bank has not increased its deposit account fee amounts charged to customers since early 2007.

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

For the three and nine months ended September 30, 2008, credit and debit card service charges and fees amounted to $876 and $1,716, compared with $871 and $1,579 during the same periods in 2007, representing increases of $5 and $137, or 0.6% and 8.7%, respectively.

The increases in credit and debit card fees were largely attributed to increases in debit card fees, principally reflecting the ongoing growth in the Bank’s demand deposits accounts base, combined with a new program introduced in 2007 that offers rewards for certain debit card transactions.

Merchant credit card processing fees posted increases for the nine months ended September 30, 2008, reflecting higher merchant credit card processing volumes compared with the nine months ended September 30, 2007. For the quarter ended September 30, 2008, merchant credit card processing fees were unchanged compared with the same quarter in 2007, reflecting essentially flat transaction volumes compared with the same quarter in 2007.

As previously reported by the Company on October 3, 2008, the Bank entered into a definitive Merchant Portfolio Purchase Agreement (the "Purchase Agreement") with TransFirst, LLC, a Delaware limited liability company ("TransFirst") and Columbus Bank and Trust Company, a Georgia state banking corporation ("Columbus Bank"). On the same date, September 30, 2008, the Bank also entered into a definitive Referral and Sales Agreement with TransFirst. Pursuant to the Purchase Agreement, the Bank has agreed to sell and assign and Columbus as "Transferee" has agreed to purchase and assume a mutually agreed list of assets comprised of certain Bank merchant processing agreements and theBank’s rights under those agreements, including BHBT’s books and records reasonably required to manage and monitor the Bank’s card processing services and other obligations under the transferred merchant agreements (collectively the "Purchased Assets"). The Purchased Assets include those merchant agreements between BHBT and merchants that govern the merchant’s participation in BHBT’s merchant program for credit or debit card processing services. The legal transfer of the Purchased Assets occurred on November 1, 2008 (the "Transfer Date"), at which time TransFirst began the conversion of the transferred merchants and related accounts to the purchaser’s processing systems, which conversion is anticipated to be completed by February 28, 2008. The Bank will continue to provide card processing services to the merchants in the portfolio of sold accounts until such time as TransFirst has completed its conversion of an assigned merchant account. In consideration of the sale of the Purchased Assets, TransFirst has paid to the bank on the Transfer date $250,000 (the "Purchase Price").

The RSA is effective as of November 1, 2008. Under the RSA, the Bank has agreed to refer its current and prospective merchant customers exclusively to TransFirst for all payment processing services. The RSA has an initial ten (10) year term with recurring one (1) year renewals thereafter, unless terminated by either party or notice of nonrenewal is provided by either party. In consideration for performance of its obligations under the RSA, TransFirst has agreed to pay to BHBT: (i) a monthly cash installment payment of $15,833.00, payable in arrears, for sixty (60) consecutive months beginning November 1, 2008, with the first monthly payment for November 2008 payable on December 1, 2008; (ii) ten percent (10%) of net revenues paid for Payment Processing Services by merchants who were part of the merchant portfolio purchased by TransFirst under the Purchase Agreement; (iii) twenty percent (20%) of net revenues paid for Payment Processing Services by merchants referred to TransFirst by BHBT under the RSA; and (iv) 5% of net revenues paid for Payment Processing Services by merchants otherwise solicited by TransFirst under the RSA. In addition, TransFirst will pay the Bank a nominal referral fee for each merchant referred to TransFirst by the Bank that commences Payment Processing Services through TransFirst (not including those merchants that are part of the merchant portfolio purchased by TransFirst pursuant to the Purchase Agreement), and a fee of One Dollar ($1.00) for each cash advance transaction processed by TransFirst for the Bank.

The principal objectives underlying the Bank’s decision to terminate its direct participation in the payments industry as a processor of merchant credit card and debit card transactions were the mitigation of risks such as fraud and identity theft, along with the additional costs and resources required to monitor the Bank’s merchants and demonstrate compliance with the standards set forth by the Payment Card Industry (PCI DSS). The Bank will continue to offer and support these services to existing and future merchant processing clients through a third party processor. Bank management believes this new approach will improve the overall profitability of this business, while offering enhanced levels of service and technology resources to its customers.

Net Securities Gains (Losses): For the three months ended September 30, 2008, total securities gains amounted to $89, compared with $231 for the same quarter in 2007, representing a decline of $142, or 61.5%. For the nine months ended September 30, 2008, total securities gains amounted to $604, compared with net securities losses of $671 during the same period in 2007, representing an increase of $1,275, or 190.0%. The amount recorded during the nine months ended September 30, 2008 represented realized gains on the sale of securities, while the amount recorded during the same period in 2007 represented a securities impairment loss of $1,162, offset in part by realized gains from the sale of securities of $491.

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

Other Operating Income: For the three months ended September 30, 2008, total other operating income amounted to $97, compared with $86 during the same quarter in 2007, representing an increase of $11, or 12.8%. For the nine months ended September 30, 2008, total other operating income amounted to $571, compared with $240 during the same period in 2007, representing an increase of $331, or 137.9%. The increase was attributed to a gain recorded in the first quarter of 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering.

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

Non-interest Expense

For the three and nine months ended September 30, 2008, total non-interest expense amounted to $5,112 and $15,334, representing increases of $316 and $2,188, or 6.6% and 16.6%, compared with the same periods in 2007, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three and nine months ended September 30, 2008, salaries and employee benefit expenses amounted to $2,592 and $7,933, compared with $2,386 and $6,885 during the same periods in 2007, representing increases of $206 and $1,048, or 8.6% and 15.2%, respectively.

The increases in salaries and employee benefits were attributed to a variety of factors including strategic additions to staff, normal increases in base salaries, higher levels of accrued incentive compensation, certain employee severance payments, and a non-recurring employee health insurance credit attained in the second quarter of 2007 based on favorable claims experience.

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

Occupancy Expenses: For the three and nine months ended September 30, 2008, total occupancy expenses amounted to $312 and $1,049, compared with $294 and $987 during the same periods in 2007, representing increases of $18 and $62, or 6.1% and 6.3%, respectively.

The increases in occupancy expense were principally attributed higher fuel and utilities prices during the three and nine months ended September 30, 2008, compared with the same periods last year. Grounds keeping and snow removal expenses at the Bank’s twelve branch office locations also posted moderate increases during the first nine months of 2008 compared with the same period in 2007.

Furniture and Equipment Expenses: For the three and nine months ended September, 30 2008, furniture and equipment expenses amounted to $357 and $1,220, compared with $396 and $1,284 during the same periods in 2007, representing declines of $39 and $64, or 9.8% and 5.0%, respectively.

The declines in furniture and equipment expenses were principally attributed to lower maintenance fees on certain equipment and a decline in depreciation expense, compared with the three and nine months ended September 30, 2007.

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

For the three and nine months ended September 30, 2008, credit and debit card expenses amounted to $619 and $1,200, compared with $621 and $1,079 during the same periods in 2007, representing a decline of $2 or 0.3% and an increase of $121 or 11.2%, respectively.

The increase in credit and debit card expenses for the nine months ended September 30, 2008 compared with the same period in 2007 were principally attributed to increases in debit card transactions, reflecting the growth of the Bank’s retail checking account base and the 2007 introduction of a new program that provides customer rewards for certain debit card activity. Merchant credit card processing expenses were also moderately higher, principally reflecting higher merchant credit card transaction processing volumes compared with the nine months ended September 30, 2007. Credit and debit card expenses also included the costs incurred during the first half of 2008 associated with the voluntary re-issuance of a large number of credit and debit cards that were compromised in the widely-publicized Hannaford Bros. Supermarket data breach. The increased credit and debit card expenses were more than offset by a $137 increase in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

The small decline in credit and debit card expenses for the quarter ended September 30, 2008 compared with the same quarter in 2007 reflects relatively flat merchant transaction processing volumes.

Other Operating Expenses: For the three months ended September 30, 2008, total other operating expenses amounted to $1,232, compared with $1,099 during the same quarter in 2007, representing an increase of $133, or 12.1%. In connection with the previously reported Visa Reorganization discussed below, in the third quarter of 2008 the Bank increased its Visa indemnification and covered litigation liability by $68, based on the terms of Visa’s recent settlement in principle with Discover Financial Services. The Bank anticipates recovery of this amount in the fourth quarter of 2008 using loss shares that will be issued by Visa.

For the nine months ended September 30, 2008, total other operating expenses amounted to $3,932, compared with $3,743 during the same period in 2007, representing an increase of $189, or 5.0%. The increase in other operating expenses was attributed to a variety of factors including increases in professional services, marketing expenses, charitable contributions and staff development costs. These increases were partially offset by declines in courier services, and telecommunications costs. The decline in courier services was principally attributed to the mid 2007 implementation of remote image item capture technology in all of the Bank’s branch office locations.

Also included in other operating expenses for the nine months ended September 30, 2008 was $128 reduction in the Company’s liability related to the Visa Reorganization and the Visa Inc. initial public offering recorded in the first quarter of 2008. As previously reported in Part II, Item 7 of the Company’s Annual Report on Form 10-K, as a former member of Visa, the Bank has an obligation to indemnify Visa U.S.A. under its bylaws and Visa Inc. under a retrospective responsibility plan, approved as part of the Visa Reorganization, for contingent losses in connection with covered litigation (the "Visa Indemnification") disclosed in Visa Inc.’s public filings with the SEC, based on its membership proportion. The Bank is not a party to the lawsuits brought against Visa U.S.A. In 2007 the Bank recorded a $243 liability in connection with the Visa Indemnification. In connection with the March 2008 Visa Inc. public offering the Bank reduced this liability by $128. As discussed above, in the third quarter of 2008 the Bank increased this liability by $68 to $183, reflecting Visa’s recent settlement in principle with Discover Financial Services. The Company recognizes its portion of the Visa Indemnification at the estimated fair value of such obligation in accordance with FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

Income Taxes

For the three and nine months ended September 30, 2008, total income taxes amounted to $1,047 and $2,840, compared with $1,019 and $2,332 during the same periods in 2007, representing increases of $28 and $508, or 2.7% and 21.8%, respectively.

The Company's effective tax rates for the three and nine months ended September 30, 2008 amounted to 31.0% and 31.0%, compared with 32.2% and 30.3% for the same periods in 2007. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at September 30, 2008 represented 66.3% and 28.6% of total assets, compared with 65.2% and 29.7% at December 31, 2007, respectively.

At September 30, 2008, total assets amounted to $942,004, compared with $889,472 at December 31, 2007, representing an increase of $52,532, or 5.9%.

Securities

The securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other private label issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government sponsored enterprises. As of September 30, 2008, the securities portfolio did not contain any pools of sub-prime mortgage-backed securities, collateralized debt obligations, or commercial mortgage-backed securities. Additionally, the Bank did not have any equity securities or corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in Federal Home Loan Mortgage ("FHLMC") or Federal National Mortgage Association ("FNMA"), or any interests in pooled trust preferred securities or auction rate securities.

During the nine months ended September 30, 2008, the securities portfolio represented 29.8% of the Company’s average earning assets and generated 29.1% of total tax equivalent interest and dividend income, compared with 28.7% and 25.2% during the same period in 2007.

The overall objectives of the Bank’s strategy for the securities portfolio include maintaining appropriate liquidity reserves, diversifying earning assets, managing interest rate risk, leveraging the Bank’s strong capital position, and generating acceptable levels of net interest income.

Securities available for sale represented 100% of total securities at September 30, 2008 and December 31, 2007. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method and are shown separately in the consolidated statements of income.

Total Securities: At September 30, 2008, total securities amounted to $269,609, compared with $264,617 at December 31, 2007, representing an increase of $4,992 or 1.9%. The Company’s solid earnings and strong loan growth lessened the need for further securities leverage.

Impaired Securities: The securities portfolio contains certain investments where amortized cost exceeds fair value, which at September 30, 2008 amounted to unrealized losses of $8,366, compared with $723 at December 31, 2007. The increase in unrealized losses from December 31, 2007 levels was principally attributed to changes in prevailing market conditions, interest rates and market yields at quarter end, including historically wide pricing spreads to the U.S. Treasury yield curve (the "yield curve").

At September 30, 2008, unrealized losses on securities in an unrealized loss position more than twelve months amounted to $967, or 1.1% of their amortized cost, compared with $348 or 1.4% at December 30, 2007, respectively.

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

Management believes the unrealized losses in the securities portfolio at September 30, 2008 were attributed to prevailing market conditions, interest rates and market yields, combined with historically wide pricing spreads to the yield curve. Because the decline in market value was attributable to changes in prevailing market yields and interest rates, and because the Bank has the ability and intent to hold these investment securities until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investment securities to be other-than-temporarily impaired at September 30, 2008.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	September 30,	December 31,
	2008	2007

Commercial real estate mortgages	$219,142	$183,663
Commercial and industrial loans	68,807	65,238
Agricultural and other loans to farmers	19,802	15,989
Total commercial loans	307,751	264,890

Residential real estate mortgages	249,819	251,625
Consumer loans	8,206	10,267
Home equity loans	49,720	45,783
Total consumer loans	307,745	307,675

Tax exempt loans	7,621	6,001

Deferred origination costs, net	1,088	1,145
Total loans	624,205	579,711
Allowance for loan losses	(5,220)	(4,743)
Total loans net of allowance for loan losses	$618,985	$574,968

Total Loans: At September 30, 2008, total loans amounted to $624,205, compared with $579,711 at December 31, 2007, representing an increase of $44,494, or 7.7%. Business lending activity led the overall growth of the loan portfolio during the nine months ended September 30, 2008, as residential mortgage originations slowed.

Commercial Loans: At September 30, 2008, total commercial loans amounted to $307,751, compared with $264,890 at December 31, 2007, representing an increase of $42,861, or 16.2%.

Commercial loans represented 96.2% of total loan growth when comparing September 30, 2008 with December 31, 2007. Commercial loan growth was principally driven by commercial real estate mortgage loans, which posted an increase of $35,479, or 19.3% compared with December 31, 2007. Agricultural loans and commercial and industrial loans also posted increases, up $3,813 and $3,569, or 23.8% and 5.5%, respectively, compared with December 31, 2007

Bank management attributes the overall growth in commercial loans, in part, to an effective business banking team, a variety of new business development initiatives, focused incentive compensation plans, and a relatively stable local economy.

Consumer Loans: At September 30, 2008, total consumer loans, which principally consisted of consumer real estate (residential mortgage) loans, amounted to $307,745, compared with $307,675 at December 31, 2007, representing an increase of $70.

Consumer loan growth was primarily impacted by $1,806 or 0.7% decline in residential real estate loans, reflecting a continued softening of the real estate markets in the communities served by the Bank. While the Bank originated and closed $26,290 in residential real estate loans during the first nine months of 2008, this amount was more than offset by $28,096 in cash flows (principal paydowns) from the existing residential real estate loan portfolio. Consumer loans also posted a decline from year-end 2007 levels, down $2,061 or 20.1%. Offsetting the declines in residential real estate loans and consumer loans was a $3,937 or 8.6% increase in home equity loans, when comparing September 30, 2008 with December 31, 2007.

Tax Exempt Loans: At September 30, 2008, tax exempt loans, which principally consisted of loans to local government municipalities, amounted to $7,621, compared with $6,001 at December 31, 2007, representing an increase of $1,620, or 27.0%.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2007 and this continued to be the case during the nine months ended September 30, 2008. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	September 30,	December 31,
	2008	2007
Loans accounted for on a non-accrual basis:
Real Estate:
Construction	$ 210	$ ---
Residential mortgage	821	450
Commercial and industrial, and agricultural	2,049	1,598
Consumer	19	5
Total non-accrual loans	3,099	2,053
Accruing loans contractually past due 90 days or
or more	240	9
Total non-performing loans	$3,339	$2,062

Allowance for loan losses to non-performing loans	156%	230%
Non-performing loans to total loans	0.53%	0.36%
Allowance to total loans	0.84%	0.82%

At September 30, 2008, total non-performing loans stood at $3,339, or 0.53% of total loans, compared with $2,062 or 0.36% of total loans at December 31, 2007. As of September 30, 2008, total non-performing loans were up $1,277 compared with year-end 2007, but remained at relatively low levels. A large portion of the increase was attributed to one commercial credit for $646 that became non-performing during the third quarter.

The Bank attributes the stability of the loan portfolio to mature credit administration processes and disciplined underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

While the level of non-performing loans ratios continued to reflect the overall favorable quality of the loan portfolio at September 30, 2008, Bank management is cognizant of the continued softening of the real estate market and softening economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including debt service levels, declining collateral values, historically high oil and gas prices, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

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

At September 30, 2008 total OREO amounted to $83, compared with $340 at December 31, 2007. One residential mortgage loan property comprised the September 30, 2008 balance of OREO.

Allowance for Loan Losses: At September 30, 2008 the allowance for loan losses (the "allowance") stood at $5,220, representing an increase of $477, or 10.1%, compared with December 31, 2007. At September 30, 2008, the allowance expressed as a percentage of total loans stood at 84 basis points, up from 82 basis points at December 31, 2007.

The allowance is available to absorb probable losses on loans. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated quarterly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration.

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

Specific allowances for impaired loans are determined in accordance with SFAS No. 114 "Accounting by Creditors For Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $2,049 as of September 30, 2008, compared with $1,598 as of December 31, 2007. The related allowance for loan losses on these impaired loans amounted to $201 as of September 30, 2008, compared with $280 as of December 31, 2007.

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

The Bank’s loan loss experience increased during nine months ended September 30, 2008, with net loan charge-offs amounting to $1,192, or annualized net charge-offs to average loans outstanding of 0.26%, compared with $142, or annualized net charge-offs to average loans outstanding of 0.03%, during the first nine months of 2007. Two problem loans accounted for $1,094, or 91.8%, of total net charge-offs during the nine months ended September 30, 2008.

There were no material changes in loan concentrations during the nine months ended September 30, 2008.

The following table details changes in the allowance and summarizes loan loss experience by loan type for the nine-month periods ended September 30, 2008 and 2007.

ALLOWANCE FOR LOAN LOSSES
NINE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007

	2008	2007

Balance at beginning of period	$ 4,743	$ 4,525
Charge offs:
Commercial, financial, agricultural, and other loans to farmers	821	80
Real estate:
Mortgage	315	41
Installments and other loans to individuals	79	73
Total charge-offs	1,215	194

Recoveries:
Commercial, financial, agricultural, and other loans to farmers	1	24
Real estate:
Mortgage	3	---
Installments and other loans to individuals	19	28
Total recoveries	23	52

Net charge-offs	1,192	142
Provision charged to operations	1,669	247

Balance at end of period	$ 5,220	$ 4,630

Average loans outstanding during period	$605,505	$554,522

Annualized net charge-offs to average loans outstanding	0.26%	0.03%

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at September 30, 2008, is appropriate for the risks inherent in the loan portfolio.

Deposits

During the nine months ended September 30, 2008, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At September 30, 2008, total deposits amounted to $578,163, compared with $539,116 at December 31, 2007, representing an increase $39,047, or 7.2%. Retail deposits led the overall growth in total deposits, posting an increase of $64,670, or 14.9%, compared with December 31, 2007. The increase in retail deposits was largely offset by a decrease in deposits obtained from the national market ("brokered deposits"), which posted a decline of $25,623, or 24.7%, compared with December 31, 2007.

Retail deposit growth was principally attributed to time deposits and NOW accounts, which posted increases of $61,827 and $4,834, or 44.1% and 7.2%, compared with December 31, 2007, respectively. The increase in retail time deposits was largely attributed to the successful gathering of out of market certificates of deposit, all of which were within the FDIC insurance limitations. The increase in retail time deposits was also attributed to approximately $10,000 received from the State of Maine and approximately $8,000 received from clients of Trust Services.

At September 30, 2007 total demand deposits stood at $62,568, representing a decline of $2,593 or 4.0%, compared with December 31, 2007. As discussed above, the Banks demand deposits are highly seasonal in nature and the timing and extent of seasonal swings vary from year to year. For the nine months ended September 30, 2008, average demand deposits amounted to $54,238, compared with $53,761 during the same period in 2007, representing an increase of $477, or 0.9%

As discussed above, total deposits included brokered time deposits. At September 30, 2008, total brokered deposits amounted to $78,069 or 13.5% of total deposits, compared with $103,692 or 19.2% of total deposits at December 31, 2007. The decline in brokered deposits was principally attributed to strong retail deposit growth. In addition, over the past nine months prevailing market conditions have kept the cost of brokered deposits at historically wide spreads compared with other wholesale sources of funding, prompting management to re-balance a portion of the Bank’s wholesale funding base.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering retail time deposits, the Bank generally prices these deposits on a relationship basis. At September 30, 2008, the weighted average cost of retail time deposits was 3.52% compared with 4.15% at December 31, 2007. At September 30, 2008 the weighted average cost of brokered time deposits was 4.09%, compared with 5.01% at December 31, 2007. Given the current interest rate environment and continuing time deposit maturities, management anticipates that the weighted average cost of time deposits will continue to show declines for the balance of 2008.

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

At September 30, 2008, total borrowings amounted to $295,572, compared with $278,853 at December 31, 2007, representing an increase of $16,719, or 6.0%, compared with December 31, 2007. The increase in total borrowings was principally used to reduce the Bank’s reliance on higher cost and more volatile brokered time deposits.

Comparing September 30, 2008 with December 31, 2007, short-term borrowings declined $51,345 or 34.6%, while long-term borrowings increased $63,064, or 48.2%. During the nine months ended September 30, 2008, the Bank extended the maturities on a portion of its FHLB borrowings. These actions were taken during periods of favorable market interest rates, and were consistent with the Bank’s strategy of lessening its exposure to rising interest rates over a five year horizon.

In the second quarter of 2008, the Company’s wholly owned subsidiary, Bar Harbor Bank & Trust (the "Bank"), issued $5,000 aggregate principal amount of subordinated debt securities. This action was taken to bolster the Bank’s Tier 2 capital level and help support future earning asset growth without jeopardizing the Bank’s historically strong capital position. The subordinated debt securities are due in 2023, but are callable by the Bank after five years without penalty. The rate of interest on these securities is three month Libor plus 345 basis points. The subordinated debt securities are classified as borrowings on the Company’s consolidated balance sheet.

At September 30, 2008, total borrowings expressed as a percent of total assets amounted to 31.4%, unchanged compared with December 31, 2007.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the third quarter of 2008 the Company maintained its strong capital position and continued to be a ""well-capitalized"" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of September 30, 2008, the Company and the Bank were considered "well-capitalized" under the regulatory guidelines. Under the capital adequacy guidelines, a "well-capitalized" institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%.

The following table sets forth the Company's and the Bank’s regulatory capital at September 30, 2008 and December 31, 2007, under the rules applicable at that date.

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Required		Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2008
Total Capital
(To Risk-Weighted Assets)
Consolidated	$73,366	11.74%	$50,004	8.0%	N/A
Bank	$73,526	11.78%	$49,928	8.0%	$62,410	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$63,146	10.10%	$25,002	4.0%	N/A
Bank	$65,813	10.55%	$24,964	4.0%	$37,446	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$63,146	6.76%	$37,380	4.0%	N/A
Bank	$65,813	7.05%	$37,345	4.0%	$46,682	5.0%

			For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual		Required		Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total Capital
(To Risk-Weighted Assets)
Consolidated	$66,307	11.59%	$45,774	8.0%	N/A
Bank	$66,495	11.64%	$45,706	8.0%	$57,132	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$61,564	10.76%	$22,887	4.0%	N/A
Bank	$64,259	11.25%	$22,853	4.0%	$34,279	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$61,564	7.10%	$34,674	4.0%	N/A
Bank	$64,259	7.44%	$34,541	4.0%	$43,177	5.0%

Cash Dividends: The Company's principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. The Company paid dividends in the aggregate amount of $2,250 and $2,161 during the nine months ended September 30, 2008 and 2007, at a rate of $0.76 and $0.71 per share, respectively.

The Company paid cash dividends of 26.0 cents per share of common stock in the third quarter of 2008, representing an increase of 2.0 cents, or 8.3%, compared with the same quarter in 2007. The Company’s Board of Directors recently declared a fourth quarter dividend of 26.0 cents per share, unchanged from the prior quarter, but representing an increase of 1.5 cents, or 6.1%, compared with the dividend declared for the same quarter in 2007.

Stock Repurchase Plan:

In August 2008, the Company’s Board of Directors approved a program to repurchase of up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and will continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of September 30, 2008, the Company had repurchased 18,745 shares of stock under this plan, at a total cost of $548 and an average price of $29.26 per share. The Company recorded the repurchased shares as treasury stock.

The new stock repurchase program replaced the Company’s stock repurchase program that had been in place since February 2004, which had authorized the repurchase of up to 310,000 or approximately 10% of the Company’s outstanding shares of common stock. As of August 19, 2008, the date this program was terminated, the Company had repurchased 288,799 shares at a total cost of $8,441,454 and an average price of $29.23 per share.

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

Recent Market Developments

The financial services industry as a whole is facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the nationwide housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The Company is fortunate that the markets it serves have been impacted to a lesser extent than many other areas around the Country.

In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of Federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Company did not originate or invest in sub-prime assets and, therefore, does not expect to participate in the sale of any of our assets into these programs. The EESA also immediately increased the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The U.S. Treasury initially announced that nine large financial institutions agreed to participate in the TARP Capital Purchase Program and other financial institutions have since agreed to participate. The Company is currently well capitalized, and continues to lend in its markets. To date, the Company has not made an application for the additional equity capital and will continue to review clarifications of these plans, or others if announced, to determine if the Company should participate in these programs.

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

The following table summarizes the Company’s contractual obligations at September 30, 2008. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$271,731	$78,060	$83,700	$78,971	$31,000
Securities sold under agreements to repurchase	18,841	18,841	---	---	---
Junior Subordinated Debenture	5,000	---	---	---	5,000
Operating Leases	222	94	128	---	---
Total	$295,794	$96,995	$83,828	$78,971	$36,000

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated in the above table at their contractual final maturity dates. At September 30, 2008, the Bank had $88,000 in callable advances.

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

At September 30, 2008, commitments under existing standby letters of credit totaled $462, compared with $506 at December 31, 2007. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit as of the dates shown:

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Commitments to originate loans	$ 22,168	$ 15,075
Unused lines of credit	81,853	85,530
Unadvanced portions of construction loans	10,758	19,752
Total	$114,779	$120,357

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

At September 30, 2008, the Bank had three outstanding derivative instruments with notional amounts totaling $40,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of September 30, 2008 are summarized below. Also refer to Note 7 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

INTEREST RATE SWAP AGREEMENT

Description	Maturity	Notional Amount	Fixed Interest Rate	Variable Interest Rate at 9/30/08	Fair Value at 9/30/08

Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (5.00%)	$37

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

The following table summarizes the contractual cash flows of the interest rate swap agreement outstanding at September 30, 2008, based upon the then current Prime interest rate of 5.00%.

	Payments Due by Period

	Total	Less Than 1 Year

Fixed payments due from counter-party	$199	$199
Variable payments due to counter-party based on Prime rate	159	159
Net cash flow	$ 40	$ 40

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 9/30/08	Fair Value at 9/30/08	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$105	$353	$104
$10,000	11/01/10	6.50%	$ 69	$ 44	$297	$ 85

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 5.0% of total assets. At September 30, 2008, liquidity, as measured by the basic surplus/deficit model, was 7.9% over the 30-day horizon and 7.7% over the 90-day horizon.

At September 30, 2008, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $50 million. The Bank also had capacity to borrow funds on a secured basis utilizing certain un-pledged securities in its investment securities portfolio. The Bank’s loan portfolio provides an additional source of contingent liquidity that could be accessed in a reasonable time period through pledging or sales. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual repricing dates for variable products, contractual maturities for fixed rate products, and product specific assumptions for deposit accounts, such as money market accounts, that are subject to repricing based on current market conditions. Repricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. Prepayment assumptions for mortgage loans and mortgage backed securities are developed from industry median estimates of prepayment speeds, based upon similar coupon ranges and seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different interest rate scenarios. Interest income and interest expense are then simulated under several hypothetical interest rate conditions including:

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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2008, over one and two-year horizons and under different interest rate scenarios. In light of the Federal Funds rate of 1.00% and the two-year Treasury of 1.96% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would normally be the case. The table also summarizes net interest income sensitivity under a non-parallel shift in the yield curve, whereby short-term interest rates decline 100 basis points.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
SEPTEMBER

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-100 Basis Points Short-term Rates
Year 1
Net interest income change ($)	$ 137	$ (891)	$ 541
Net interest income change (%)	0.45%	-2.92%	1.77%

Year 2
Net interest income change ($)	$ 575	$ 460	$ 2,716
Net interest income change (%)	1.89%	1.51%	8.91%

During the first nine months of 2008, the interest rate risk profile of the Bank’s balance sheet became less liability sensitive than exhibited over the past few years. This was principally attributed to the extension of FHLB borrowings into longer-term maturities out to five years, as well as adding longer-term certificates of deposit to the Bank’s balance sheet. These actions were taken to protect the Bank’s net interest margin and net interest income in a rising rate environment, at times when borrowing costs were at cyclical lows.

As more fully discussed below, the September 30, 2008 interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the one-year horizon and is favorably positioned for increases or declines in short-term and or long-term interest rates over the two-year horizon. While changes to net interest income are favorable in both an increasing and declining rate environment, these changes are less positive than the base case scenario (i.e., interest rates unchanged), particularly in year two of the simulation.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will trend upward over the one and two-year horizons and beyond. The upward trend principally results from funding costs rolling over at current lower interest rates while earning asset yields remaining relatively stable.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will increase slightly over the one year horizon, and will show a moderate increase over the two year horizon. The simulation model suggests that in a falling rate environment net interest income will initial trend in line with the base case scenario, as reductions in funding costs essentially offset lower earning asset yields. Over the two year horizon, the interest rate sensitivity simulation model suggests the net interest margin will be pressured by accelerated cash flows on earning assets and the repricing of the Bank’s earning asset base. However, despite these factors, the model indicates that net interest income will continue its upward trend over the two year horizon as funding costs continue a downward trend. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a stronger improvement in net interest income. Management anticipates that continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points, and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will post a moderate decline over the twelve month horizon, then begin a steady recovery over the two year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price more quickly than its earning asset portfolios, causing a moderate decline in net interest income. As funding costs begin to stabilize early in the second year of the simulation, the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and improving levels of net interest income over the two year horizon and beyond. Management believes strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one year horizon should short-term and long-term interest rates rise in parallel. Over the two year horizon and beyond, management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. Given the overall state of the economy and the historic trauma in the financial markets at September 30, 2008, management modeled an alternative future interest rate scenario and the anticipated impact on net interest income. Assuming the Bank’s balance sheet structure and size remain at current levels, with the short-term Federal Funds interest rate declining 100 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will moderately improve over the twelve-month horizon and significantly strengthen over the twenty-four month horizon and beyond. The model indicates that funding costs will show significant declines while earning asset yields will only decline moderately. In year one of this scenario management believes that earning asset growth will be required to meaningfully increase net interest income. Over the two year horizon and beyond, management believes net interest income will show meaningfully increases without the benefit of earning asset growth.

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

Item 1A: Risk Factors

The following Risk Factors should be read in conjunction with, and supplements and amends, those factors that may affect the Company's business or operations described under the heading "Risk Factors" previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

There can be no assurance that recent actions by governmental agencies and regulators, as well as recently enacted legislation authorizing the U.S. government to invest in, and purchase large amounts of illiquid assets from, financial institutions will help stabilize the U.S. financial system.

In recent periods, various Federal agencies and bank regulators have taken steps to stabilize and stimulate the financial services industry. Changes also have been made in tax policy for financial institutions. In addition, on October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA"). The legislation reflects an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As an initial program, the U.S. Treasury is exercising its authority to purchase an aggregate of $250 billion of capital instruments from financial entities throughout the United States. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the national housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect our business, financial condition and results of operations. In particular, the Company may face the following risks in connection with these events:

  The Company expects to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
  Market developments may affect customer confidence levels and may cause increases in delinquencies and default rates, which the Company expects could impact our charge-offs and provision for loan losses.
  Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
  Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.
  We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 consecutive months. In the third quarter of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

2004 Share Repurchase Plan
July 1-31, 2008	8,932	$26.45	8,932	23,022
August 1-19, 2008	1,821	$29.32	1,821	21,201

2008 Share Repurchase Plan
August 21-31, 2008	930	$29.04	930	299,070
September 1-30, 2008	17,815	$29.27	17,815	281,255

In August 2008, the Company’s Board of Directors approved a program to repurchase of up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and will continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions.

The new stock repurchase program replaced the Company’s stock repurchase program that had been in place since February 2004, which had authorized the repurchase of up to 310,000 or approximately 10% of the Company’s outstanding shares of common stock. As of August 19, 2008, the date this program was terminated, the Company had repurchased 288,799 shares.

Item 3: Defaults Upon Senior Securities	None

Item 4: Submission of Matters to a Vote of Security Holders	None

Item 5: Other Information

        (a) None

      (b)  None

Item 6: Exhibits

            (a)  Exhibits.

EXHIBIT NUMBER

3	3.1 Articles of Incorporation	Articles as amended July 11, 1995 are incorporated by reference to Form S-14 filed with the Commission March 26, 1984 (Commission Number 2-90171).

	3.2 Bylaws	Bylaws as amended to date are incorporated by reference to Form 10-K, Item 15 (a)(3.2) filed with the Commission March 17, 2008.

10.1	Merchant Portfolio Purchase Agreement with TransFirst, LLC and Columbus Bank and Trust Company, dated September 30, 2008	Filed herewith

10.2	Schedule 1 to Merchant Portfolio Purchase Agreement	Filed herewith

10.3	Referral and Sales Agreement with TransFirst dated September 30, 2008	Filed herewith

11.1	Statement re computation of per share earnings	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: November 10, 2008	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: November 10, 2008	Gerald Shencavitz
Executive Vice President & Chief Financial Officer