Form 10-K
period 2008-12-31
BAR HARBOR BANKSHARES
filed 2009-03-16
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 0-13666
BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification No.)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of class Common Stock, $2.00 par value per share	Name of exchange on which registered NYSE Alternext U.S.

            Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ___ NO  X
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: YES ___  NO  X
            Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES   X  NO___
            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___
            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ___ Accelerated filer   X    Non-accelerated filer (do not check if a smaller reporting company) ___ Smaller reporting company ___
            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ___ NO  X
            As of June 30, 2008, the aggregate market value of the 2,885,486 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the approximately 56,542 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $80,447,350. This aggregate market value is based on the last sale price of $27.88 per share of the Registrant’s Common Stock on June 30, 2008, as reported in The Wall Street Journal on July 1, 2008. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an affirmation of such status.
            Number of shares of Common Stock par value $2.00 outstanding as of March 03, 2009: 2,870,221

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2009 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

(ii)

The Company's earnings depend to a great extent on the level of net interest income (the difference between interest income earned on loans and securities and the interest expense paid on deposits and borrowings) generated by the Company’s wholly-owned banking subsidiary, Bar Harbor Bank & Trust, (the "Bank"), and thus the Company’s results of operations may be adversely affected by increases or decreases in interest rates;

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

(ix)	Significant changes in the extensive laws, regulations, and policies governing bank holding companies and their subsidiaries could alter the Company's business environment or affect its operations. Because of deterioration of the financial markets in 2008 and 2009, more laws and regulations imposing requirements and restrictions on banks and bank holding companies are expected to be adopted in 2009 which could have a significant effect on the business of the Bank and results of operations of the Company; and

(x)	The effectiveness of the Emergency Economic Stabilization Act of 2008 ("EESA") and the other legislative and regulatory efforts to stabilize the U. S. financial markets.

(xi)	Changes in general, national, international, regional or local economic conditions and credit markets which are less favorable than those anticipated by Company management, including fears of global economic depression and continued subprime loan and credit issues, impacting the Company's investment securities portfolio, quality of credits, or the overall demand for the Company's products or services; and

(xii)	The Company’s success in managing the risks involved in all of the foregoing matters.

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	6

	Organization	6
	Bar Harbor Bank & Trust	6
	Bar Harbor Trust Services	8
	Competition	8
	Management and Employees	9
	Supervision and Regulation	10
	Financial Information About Industry Segments	19
	Availability of Information – Company Website	19

ITEM 1A	RISK FACTORS	19

ITEM 1B	UNRESOLVED STAFF COMMENTS	27

ITEM 2	PROPERTIES	27

ITEM 3	LEGAL PROCEEDINGS	28

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	28

	Quarterly Stock Prices	29
	Dividends Paid to Shareholders	30
	Stock Repurchase Plan	30
	Incentive Stock Option Plan	31
	Transfer Agent Services	31
	Recent Sales of Unregistered Securities: Use of Proceeds from Unregistered Securities	31

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	32

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

	Executive Overview	34
	Application of Critical Accounting Policies	38
	Financial Condition	40
	Results of Operations	67

PART I

ITEM 1. BUSINESS

Organization

Bar Harbor Bankshares (the "Company") ("BHB") was incorporated under the laws of the state of Maine on January 19, 1984. As of March 3, 2009, the Company’s authorized securities consisted of: 10,000,000 shares of common stock, par value of $2.00 per share, of which there were 2,870,221 shares outstanding held of record by approximately 1,001 shareholders; and 1,000,000 shares of preferred stock, of which 18,751 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, $1,000 per share liquidation, are issued and outstanding and entirely owned by the U.S. Treasury in connection with the Company’s participation in the U.S. Treasury’s Capital Purchase Program ("CPP").

The Company has one, wholly-owned first tier operating subsidiary, Bar Harbor Bank & Trust (the "Bank"), a community bank, which offers a wide range of deposit, loan, and related banking products, as well as brokerage services provided through a third-party brokerage arrangement. In addition, the Company offers trust and investment management services through its second tier subsidiary, Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company. These products and services are offered to individuals, businesses, not-for-profit organizations and municipalities.

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

Bar Harbor Bank & Trust

The Bank, originally founded in 1887 and now a direct, wholly-owned subsidiary of the Company, is a Maine financial institution, and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum extent permitted by law. The Bank is subject to the supervision, regulation, and examination of the FDIC and the BFI. It is not a member of the Federal Reserve Bank.

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

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a material adverse effect on its business. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have historically not had a material adverse impact on the Bank or its liquidity position. Approximately 90% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on all of the deposit account products it offers and does not anticipate any material loss of these deposits.

The Bank emphasizes personal service to the community, with a concentration on retail banking. Customers are primarily individuals and small businesses to which the Bank offers a wide variety of products and services.

Retail Products and Services: The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and borrowing needs of its retail customers. The Bank’s retail deposit products and services include checking accounts, interest bearing NOW accounts, money market accounts, savings accounts, club accounts, short-term and long-term certificates of deposit, Health Savings Accounts, and Individual Retirement Accounts. Credit products and services include home mortgages, residential construction loans, home equity loans and lines of credit, credit cards, installment loans, and overdraft protection services. The Bank provides secured and unsecured installment loans for new or used automobiles, boats, recreational vehicles, mobile homes and other personal needs. The Bank also offers other customary products and services such as safe deposit box rentals, wire transfers, check collection services, foreign currency exchange, money orders, and U.S. Savings Bonds.

The Bank staffs a customer service center, providing customers with telephone and e-mail responses to their questions and needs. The Bank also offers free banking-by-mail services.

Retail Brokerage Services: The Bank retains Infinex Investments, Inc., ("Infinex") as a full service third-party broker-dealer, conducting business under the assumed business name "Bar Harbor Financial Services." Bar Harbor Financial Services is a branch office of Infinex, an independent registered broker-dealer offering securities and insurance products that is not affiliated with the Company or its subsidiaries. These products are not deposits, are not insured by the FDIC or any other government agency, are not guaranteed by the Bank or any affiliate, and may be subject to investment risk, including possible loss of value.

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

Electronic Banking Services: The Bank continues to offer free Internet banking services, including free check images and electronic bill payment, through its dedicated website at www.BHBT.com. Additionally, the Bank offers TeleDirect, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the Bank’s twelve (12) branch locations, as well as two machines in non-Bank locations. These ATMs access major networks throughout the United States, including Plus, NYCE, and other major ATM and credit card companies. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to 230 ATMs throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

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

The Bank offers a variety of commercial deposit accounts, most notably business checking and tiered money market accounts. These accounts are typically used as operating accounts or short-term savings vehicles. The Bank’s cash management services provide business customers with short-term investment opportunities through a cash management sweep program, whereby excess operating funds over established thresholds are swept into overnight securities sold under agreements to repurchase. The Bank also offers Business On Line Direct ("BOLD") an Internet banking service for businesses. This service allows business clients to view their account histories, print statements, view check images, order stop payments, transfer funds between accounts, transmit Automated Clearing House (ACH) files, and order both domestic and foreign wire transfers. The Bank also offers remote deposit capture, enabling its business customers to deposit checks remotely. Other commercial banking services include merchant credit card processing provided through a third party vendor, night depository, and coin and currency handling.

Bar Harbor Trust Services

Trust Services is a Maine chartered non-depository trust company and a wholly-owned subsidiary of the Bank. Trust Services provides a comprehensive array of trust and investment management services to individuals, businesses, not-for-profit organizations, and municipalities of varying asset size.

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

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2008, Trust Services served 781 client accounts, with assets under management and held in custody amounting to $230 million and $17 million, respectively.

Competition

The Company competes principally in downeast and midcoast Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be in Hancock, Knox, and Washington counties, each in the state of Maine. According to the most recent Census Bureau Report (2006), the population of these three counties was 53,797, 41,096 and 33,288 respectively, representing a combined population of approximately 128,181. The economies in these three counties are based primarily on tourism, healthcare, fishing, aquaculture, agriculture, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

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

As of December 31, 2008, the Bank employed 139 full-time equivalent employees, Trust Services employed 12 full-time equivalent employees, and the holding company employed 3 full-time employees, representing a full-time equivalent complement of 154 employees of the Company.

The Company maintains comprehensive employee benefit programs, which provide health, dental, long-term and short-term disability, and life insurance. All Company employees are eligible for participation in the Bar Harbor Bankshares 401(k) Plan provided they meet minimum age and service requirements. Certain officers and employees of the Company and its subsidiaries also participate in the Company’s 2000 Stock Option Plan and/or have incentive bonus compensation plans, supplemental executive retirement agreements and change in control, confidentiality and non-compete agreements.

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

Some of the more significant statutory and regulatory provisions applicable to banks and BHCs, to which the Company and its subsidiaries are subject, are described more fully below, together with certain statutory and regulatory matters concerning the Company and its subsidiaries. The description of these statutory and regulatory provisions does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on the Company’s business and operations, as well as those of its subsidiaries. Because of deterioration of the financial markets in 2008, more laws and regulations imposing requirements and restrictions on banks and bank holding companies are expected to be adopted in 2009. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statue or regulation.

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

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company’s Tier 1 capital ratio as of December 31, 2008, was 9.95% and its total capital ratio was 11.60%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above 3%, banking organizations are required to maintain a ratio of at least 5% to be classified as well-capitalized. The Company’s leverage ratio as of December 31, 2008 was 6.61%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

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

  "well-capitalized" if it has a total risk based capital ratio of 10.0% or greater, has a Tier I risk based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order or capital directive or prompt corrective action directive;
  "adequately capitalized" if it has a total risk based capital ratio of 8.0% or greater, a Tier I risk based capital ratio of 4.0% or more, and a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a "well-capitalized bank;"
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

Regulators also must take into consideration (1) concentrations of credit risk; (2) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Company, and any bank with significant trading activity, must incorporate a measure for market risk into their regulatory capital calculations. At December 31, 2008, and at the time of this report, the Company’s risk-based capital ratio and leverage ratio were well in excess of regulatory requirements, and its management expects these ratios to remain in excess of regulatory requirements. In addition, at December 31, 2008, and at the time of this report the Bank was well in excess of applicable FDIC requirements.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate FDIC regional director within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act ("FDIA"), including for example, (i) restricting payment of capital distributions and management fees, (ii) requiring that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution’s assets and (v) requiring prior approval of certain expansion proposals.

The federal banking agencies issued a final rule entitled "Risk Based Capital Standards: Advanced Capital Adequacy Framework-Basel II" ("Basel II") which became effective on April 1, 2008, and "core" banks ("core" banks are the approximately 20 largest U. S. bank holding companies) were required to adopt a board-approved plan to implement Basel II by October 1, 2008. Basel II will result in significant changes to the risk-based capital standards for "core" banks subject to Basel II and other banks that elect to use such rules to calculate their risk-based capital requirements. In connection with Basel II, the Agencies published a joint notice of proposed rulemaking entitled "Risk-Based Capital Guidelines: Capital Adequacy Guidelines: Standardized Framework" on July 29, 2008 (the "Standardized Approach Proposal"). The Standardized Approach Proposal, if adopted by the Agencies, would provide all non-core banks with an optional framework, based upon the standardized approach under the international Basel II Accord, for calculating their risk-based capital requirements. The Bank does not currently expect to calculate its capital ratios under Basel II or in accordance with the Standardized Approach Proposal. Accordingly, the Company is not yet in a position to determine the effect of such rules on its risk capital requirements.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Part II, Item 7, section entitled "Capital Resources" and from Part II, Item 8, Notes to Consolidated Financial Statements, Note 12 "Shareholders’ Equity," each in this Annual Report on Form 10-K for the year ended December 31, 2008.

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

Change in Bank Control Act: The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a BHC, unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a BHC with a class of securities registered under section 12 of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), would, under the circumstances set forth in the presumption, constitute acquisition of control of the BHC. In addition, a company is required to obtain the approval of FRB under the BHC Act before acquiring 25% (5% in the case of an acquirer that is a BHC) or more of any class of outstanding voting securities of a BHC, or otherwise obtaining control or a "controlling influence" over that BHC. In September 2008 the FRB released guidance on minority investment in banks which relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994: Riegle-Neal permits adequately or well-capitalized and adequately or well managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. However, as a bank holding company, The Company is required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

Declaration of Dividends: The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The Company depends in part upon dividends received from its subsidiary Bank to fund its activities, including the payment of dividends. As described below, the Federal Deposit Insurance Corporation ("FDIC") may also regulate the amount of dividends payable by the subsidiary banks. The inability of the banks to pay dividends may have an adverse effect on the Company.

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

In addition to the foregoing, and as more fully described below under the caption "Capital Purchase Program," the consent of the U. S. Treasury is generally required for any increase in common dividends per share.

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

Safety and Soundness Standards: FDICIA, as amended, directs each federal banking agency to prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk, asset growth, compensation, asset quality, earnings, and stock valuation. The Community Development and Regulatory Improvement Act of 1994 amended FDICIA by allowing federal banking agencies to publish guidelines rather than regulations covering safety and soundness.

FDICIA also contains a variety of other provisions that may affect the Company’s and the Bank’s operations, including reporting requirements, regulatory guidelines for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior written notice to customers and regulatory authorities before closing any branch.

Community Reinvestment: The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance." Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the Gramm-Leach-Bliley Act ("GLBA") and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. The Bank has achieved a rating of "Satisfactory" on their respective most recent examination. Maine also has enacted substantially similar community reinvestment requirements. The federal banking agencies adopted less burdensome CRA requirements, effective in 2006, for "intermediate – small banks," which are banks with $250 million or more, but less than $1 billion in total assets, (including the Bank) under which such banks are being or will be examined using only two tests, a Lending Test and a new Community Development Test, and will be relieved of certain data collection and reporting requirements.

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

Identity Theft Red Flags: The federal banking agencies (the "Agencies") jointly issued final rules and guidelines in November 2007, implementing section 114 of the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") and final rules implementing section 315 of the FACT Act. The rules implementing section 114 require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (the "Program") to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the Agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of a Program that satisfies the requirements of the rules. The rules implementing section 114 also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the Agencies are issuing joint rules under section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy. The joint final rules and guidelines were effective January 1, 2008. The mandatory compliance date for this rule was November 1, 2008. Management believes the Company is in compliance with all of the requirements prescribed by the FACT Act and all applicable final implementing rules.

Fair Credit Reporting Affiliate Marketing Regulations: In November 2007, the federal banking agencies (the "Agencies") published final rules to implement the affiliate marketing provisions in section 214 of the FACT Act, which amends the Fair Credit Reporting Act. The final rules generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations. These rules were effective January 1, 2008. The mandatory compliance date for these rules was October 1, 2008. Management believes the Company is in full compliance with the final rules implementing the affiliate marketing provisions in section 214 of the FACT Act.

Insurance of Accounts and FDIC Regulation: The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the "FDI Reform Act"). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the "DIF") that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks and savings associations, including the Bank, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to interest rate risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. For institutions that are in the lowest risk category, assessment rates will vary initially from five (5) to seven (7) basis points per $100 of insured deposits. Beginning January 1, 2009, the FDIC assessment rates were raised seven (7) basis points and vary initially from twelve (12) to fourteen (14) basis points per $100 of insured deposits. Further rate changes will likely take effect on April 1, 2009, after which assessment rates will vary initially from then (10) to fourteen (14) basis points per $100 of insured deposits with additional adjustments that could result in total base assessment rates of eight (8) to twenty-one (21) basis points per $100 of insured deposits.

The Federal Deposit Insurance Act ("FDIA") as amended by the FDI Reform Act requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the "DRR") for a particular year within a range of 1.15% to 1.50%. For 2008, the FDIC has set the initial DRR at 1.25%. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. In 2008, FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009.

In 2008, the Bank was classified in the lowest risk category with an insurance premium rate of $0.05 per $100 of deposits. The Company cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above 2008 levels. In 2008, in response to the level of claims against the Bank Insurance Fund, the FDIC announced it would raise the lowest rate from 5 cents to 12 cents per $100 of assessable deposits beginning with the first quarter of 2009. In addition, beginning with the second quarter of 2009, the FDIC will add four new factors to the assessment rate calculation, including factors for brokered deposits, secured liabilities and unsecured liabilities. These changes will dramatically increase FDIC insurance expenses for all insured institutions, including the Bank.

On February 27, 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment of 20 cents per $100 of domestic deposits on FIDC insured institutions as of June 30, 2009. The assessment would be payable on September 30, 2009. If the assessment is approved, the Bank estimates its assessment would total approximately $1.2 million. This rule would also allow the FDIC to impose additional special assessments of up to 10 cents per $100 of domestic deposits at the end of any calendar quarter after June 30, 2009, to restore the Deposit Insurance Fund.

The FDI Reform Act required the FDIC to establish a one-time historical assessment credit that provides banks a credit that can be used to offset insurance assessments in 2007 and 2008. This one-time, historical assessment credit was established to benefit banks that had funded deposit insurance funds prior to December 31, 1996. This one-time, historical assessment credit is based upon the Bank’s insured deposits as of December 31, 1996. The Bank’s one-time, historical assessment credit was $344,785 when the credit was established in 2006. During 2007, the Bank utilized a portion of this credit to entirely offset $130,530 of Federal deposit insurance assessments. The remaining credit of $214,244 was completely used in 2008.

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

Temporary Liquidity Guarantee Program: The Bank is participating in the FDIC’s Temporary Liquidity Guarantee Program ("TLGP"), which consists of the Transaction Account Guarantee Program ("TAGP") and Debt Guarantee Program ("DGP"). Through the TAGP, the FDIC will provide unlimited deposit insurance coverage for all noninterest-bearing transaction accounts through December 31, 2009. This includes traditional non-interest bearing checking accounts, certain types of attorney trust accounts, and NOW accounts as long as the interest rate does not exceed 0.50%. Through the DGP, the Bank will have the option to issue senior unsecured debt (fully guaranteed by the FDIC) on or before June 30, 2009, with a maturity of June 30, 2012, or sooner. If the Bank chooses to issue debt under the DGP program it will be limited to two percent of its liabilities as of September 30, 2008, or approximately $17,565.

Capital Purchase Program ("CPP"): In 2008, the U.S. Treasury instituted the Troubled Asset Relief Program ("TARP") in response to adverse economic conditions in the financial markets, particularly the inability of creditworthy borrowers to obtain credit. Under the TARP, the U.S. Treasury developed the Capital Purchase Program ("CPP"), whereby it purchased non-voting senior preferred shares of participating financial institutions. The Company sold $18,751 of Senior Fixed Rate Cumulative Perpetual Preferred Shares, Series A, no par value per share, liquidation preference $1,000 per share (the "CPP Shares"), to the Treasury under the CPP in January 2009. The CPP Shares will pay cumulative dividends at a rate of five percent (5%) per year for the first five (5) years and will reset to a rate of nine percent (9%) per year after the fifth year. The CPP Shares are callable at par after three (3) years, including any accrued and unpaid dividends, and may be redeemed with the proceeds from a qualified equity offering of any Tier 1 perpetual preferred or common stock (a "Qualified Equity Offering") prior to the end of three (3) years. For as long as any CPP Shares are outstanding, no dividend may be declared or paid on any junior preferred shares, preferred shares ranking pari passu with the CPP Shares, or common shares unless all the accrued and unpaid dividends for the cumulative CPP Shares are fully paid. Dividends may be declared on pari passu preferred shares on a pro rata basis with the CPP Shares. The Company may not repurchase or redeem any junior preferred shares, preferred shares ranking pari passu with the CPP Shares or common shares unless all the accrued and unpaid dividends for the CPP Senior Preferred Shares are fully paid.

In addition, the consent of the Treasury will be required for any increase in common dividends per share for the first three (3) years (other than regular quarterly cash dividends of not more than $0.26 per share of common stock), unless prior to the end of three (3) years the CPP Shares have been redeemed in full or the Treasury has transferred all of the CPP Shares to third parties. The consent of the Treasury will also be required for repurchase of any shares or common shares in connection with any benefit plan in the ordinary course of business consistent with past practice, for the first three (3) years, unless prior to the end of three years the CPP Shares have been redeemed in full or the Treasury has transferred all of the CPP Senior Preferred Shares to third parties. No repurchases of junior preferred shares, preferred shares ranking pari passu with the CPP Shares or common shares will be allowed if such repurchase is prohibited by a restriction on dividends.

In conjunction with the purchase of CPP Shares, the Treasury received warrants to purchase 104,910 shares of common stock with an aggregate market price equal to 15 percent of its investment in the CPP Senior Preferred Shares (the "CPP Warrants"). The exercise price on the CPP Warrants is $26.81 per share. The CPP Warrants have a term of 10 years and will be immediately exercisable, in whole or in part. The CPP Warrants will be freely transferable; however, the Treasury may only transfer or exercise an aggregate of one-half of the warrants prior to the earlier of (i) the date on which the Company has received aggregate gross proceeds of at least one hundred percent of the issue price of the CPP Shares from one or more Qualified Equity Offerings, or (ii) December 31, 2009. In the event that the participating financial institution has received aggregate gross proceeds of at least one hundred percent of the issued price of the CPP Shares from one or more Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of common stock underlying the CPP Warrants then held by the Treasury shall be reduced by a number of shares equal to the product of (i) the number of shares originally underlying the CPP Warrants (taking into account all adjustments), and (ii) 0.5.

Rules issued by Treasury and certain provisions of the American Recovery and Reinvestment Act of 2009 require participating institutions in the CPP, including the Company, to adopt certain standards for executive compensation and corporate governance rules for the period during which Treasury holds CPP Senior Preferred Shares. These standards include: (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) requiring "clawback" of any bonus or incentive compensation paid to a senior executive based on statement of earnings, gains, or other criteria that are later proven to be materially inaccurate; (3) prohibiting the financial institution from making any golden parachute payment to a senior executive (generally, severance payment in excess of three times the senior executive’s prior five-year average compensation); and (4) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. These standards generally apply to the chief executive officer, chief financial officer, plus the next three (3) most highly compensated executive officers. The Company and the officers covered by these standards have granted the Treasury a waiver releasing the Treasury from any claims that the Company or such officer may otherwise have as a result of the issuance of any regulation which modify the terms of benefits plans, arrangements and agreements to eliminate any provisions that would not be in compliance with these executive compensation, and corporate governance standards. In addition, the American Recovery and Reinvestment Act requires CPP participants to hold a non-binding "say-on-pay" shareholder vote to approve the compensation of their executives.

Importantly, the CPP Securities Purchase Agreement may be unilaterally amended by the Treasury to the extent required to comply with any changes after January 16, 2009 (the "signing date") in applicable federal statutes. Accordingly, the Company or the Bank may be subject to further restrictions or obligations as a result of participation in the CPP.

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

Financial Information about Industry Segments

The information required under this item is included in the Company’s financial statements, which appear in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by cross reference thereto.

Availability of Information – Company Website

The Company maintains a website on the Internet at www.bhbt.com. The Company makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (proxy materials), and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on the Company’s website does not constitute a part of this report.

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

Difficult market conditions have adversely affected the banking and financial services industry.

Dramatic declines in the national housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect the Company’s business, financial condition and results of operations. In particular, the Company may face the following risks in connection with these events:

  The Company expects to face increased regulation of the banking and financial services industry. Compliance with such regulation may increase the Company’s costs and limit its ability to pursue business opportunities.
  Market developments may affect customer confidence levels and may cause increases in loan delinquencies and default rates, which the Company expects could impact the Bank’s charge-offs and provision for loan losses.
  Market developments may affect the Bank’s securities portfolio by causing other than temporary impairments, prompting write-downs and securities losses.
  The Company’s and the Bank’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
  Competition in banking and financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.
  The Bank may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

There can be no assurance that recent actions by governmental agencies and regulators, as well as recently enacted legislation authorizing the U.S. government to invest in, and purchase large amounts of illiquid assets from, financial institutions will help stabilize the U.S. financial system.

In recent periods, various Federal agencies and bank regulators have taken steps to stabilize and stimulate the financial services industry. Changes also have been made in tax policy for financial institutions. In addition, on October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA"). The EESA reflects an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

There are risks and uncertainties associated with the Company’s participation in Treasury’s Capital Purchase Program.

In 2008 as a part of the EESA, the U. S. Treasury instituted the Troubled Asset Relief Program ("TARP") in response to adverse economic conditions in the financial markets, particularly the inability of creditworthy borrowers to obtain credit. Under the TARP, the U. S. Treasury developed the Capital Purchase Program ("CPP"), whereby it purchased non-voting senior preferred shares ("CPP Shares") of participating financial institutions. Healthy banks were encouraged to apply for participation in the CPP. The Company elected to apply for participation in the CPP in November 2008 and its application was accepted by the Treasury in December 2008. In January 2009 the Company sold $18,751 of Senior Fixed Rate Cumulative Perpetual Preferred Shares, Series A, no par value per share, liquidation preference $1,000 per share ("CPP Shares") to the Treasury under the CPP. In conjunction with the purchase of CPP Shares, the Treasury received warrants to purchase 104,910 shares of common stock with an aggregate market price equal to 15 percent of its investment in the CPP Senior Preferred Shares (the "CPP Warrants"). The exercise price on the CPP Warrants is $26.81 per share. There are a number of risks and uncertainties associated with the Company’s participation in the CPP that could have a material adverse effect on its results of operations from those anticipated by Management. These risks and uncertainties include but are not limited to:

(a)	The Company’s ability to increase its common share dividend is generally limited for up to three (3) years and this restriction could negatively impact the market for the Company’s common shares of stock;

(b)	Possible future unilateral changes in the agreements between Treasury and the Company based on changes to applicable laws and regulations, all of which could materially impact the Company’s ability to deploy CPP capital in the manner originally anticipated by management at the time of issuing the CPP Shares to Treasury;

(c)	The terms and conditions of the CPP Shares could pose some risk to the Company’s ability to participate in future acquisitions and mergers transactions;

(d)	Existing and possible future limits imposed on executive compensation under the CPP and other laws and regulations applicable to participants under the CPP could have a negative impact on the Company’s ability to attract and retain quality executive officers;

(e)	The consent of Treasury is generally required for the Company to repurchase its common stock, which could have a negative impact on the Company’s ability to manage its capital plan;

(f)	Future potential ownership and earnings dilution associated with the CPP Shares and CPP Warrants;

(g)	The possibility of negative public opinion regarding the Company’s participation in the CPP could adversely affect the Company’s ability to attract and keep customers and/or the market for its shares of common stock; and

(h)	The Company may not be able to deploy the CPP capital received from the Treasury in a manner that is accretive to earnings.

Federal and state governments could pass legislation responsive to current credit conditions.

The Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

If the Company is unable to redeem the CPP Shares after five years, the cost of this capital to the Company will increase substantially.

If the Company is unable to redeem the SPP Shares prior to February 15, 2014, the cost of this capital to the Company will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on the Company’s financial condition at the time, this increase in the annual dividend rate on the CPP Shares could have a material negative effect on the Company’s income available to common shareholders.

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

The Bank has adopted underwriting and credit monitoring policies and procedures, including the establishment and ongoing review of the allowance for loan losses and review of borrower financial statements and collateral appraisals, which management believes are appropriate to mitigate the risk of loss by assessing the likelihood of borrower non-performance and the value of available collateral. The Bank also manages credit risk by diversifying its loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors. However, such policies and procedures have limitations, including judgment errors in management’s risk analysis, and may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Bank's interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Management's objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank's balance sheet, in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates.

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

The capital and credit markets have been experiencing volatility and disruption for more than 15 consecutive months. In the fourth quarter of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations.

The Bank’s loans are principally concentrated in certain areas of Maine and adverse economic conditions in those markets could adversely affect the Company’s operations.

The Company's success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies of downeast and midcoast Maine, the primary markets served by the Bank. The Bank is particularly exposed to real estate and economic factors in the downeast and midcoast areas of Maine, as most of its loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of the Bank’s loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

2008 was highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. These disruptions have been exacerbated by the continued decline of the real estate housing market along with significant mortgage loan related losses incurred by many lending institutions. The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and led to a significant credit and liquidity crisis during 2008. In addition, the significant decline in economic growth, both nationally and globally, during 2008 has led to a national economy in deep recession. The Bank is not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the real estate market. While the Bank’s loan portfolio has not shown significant signs of credit quality deterioration to the extent of national markets, no assurance can be given that these conditions will continue. An economic recession in the markets served by the Bank, and the nation as a whole, could negatively impact household and corporate incomes. This impact could lead to decreased loan demand and increase the number of borrowers who fail to pay the Bank interest or principal on their loans, and accordingly, could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

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

The Bank’s primary source of funding is retail deposits, gathered throughout its network of twelve banking offices. Wholesale funding sources principally consist of secured borrowing lines from the Federal Home Loan Bank of Boston of which it is a member, secured borrowing lines from the Federal Reserve Bank of Boston, and brokered certificates of deposit obtained from the national market. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

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

Changes in economic conditions, including consumer savings habits and availability or access to the brokered deposit market could potentially have a significant impact on the Company’s liquidity position, which in turn could materially impact its financial condition, results of operations and cash flows. For further information about the Company’s liquidity position, refer below in this Report to Part II, Item 7, "Liquidity Risk."

 Declines in value may adversely impact the investment securities portfolio.

The Bank may be required to record other-than-temporary impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including collateral deterioration underlying certain private label mortgage-backed securities, lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for certain investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect the Bank’s securities portfolio in future periods. An other-than-temporary impairment charge could have a material adverse effect on the Company’s results of operations and financial condition.

A substantial decline in the value of the Bank’s Federal Home Loan Bank ("FHLB") of Boston common stock may adversely affect the Company’s results of operations, liquidity and financial condition.

As a requirement of membership in the FHLB of Boston, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. Borrowings from the FHLB represent the Bank’s primary source of short-term and long-term wholesale funding.

Recent published reports indicate that certain member banks ("branches") of the FHLB system may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a FHLB, including FHLB of Boston, could be substantially diminished or reduced to zero.  Consequently, given that there is no market for the Bank’s FHLB of Boston common stock, Company management believes that there is a risk that its investment could be deemed other than temporarily impaired at some time in the future.  If this occurs, it may adversely affect the Company’s results of operations and financial condition.

In addition, if the capitalization of FHLB of Boston is substantially diminished, the Bank’s liquidity may be adversely impaired if it is not able to obtain alternative sources of funding.

There are 12 branches of the FHLB, including Boston.  Several branches have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements.  To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that member banks hold.  The 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.

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

Non-compliance with the Bank Secrecy Act, the USA Patriot Act and related laws and regulations could result in significant fines or sanctions. These particular laws and regulations have significant implications for all financial institutions, establish new crimes and penalties, and require the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money-laundering and terrorist activities. Even inadvertent non-compliance and inconsequential failure to follow the regulations may result in significant fines or other penalties, which could have a material adverse impact on the Company’s business, financial condition, results of operations or liquidity.

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

5. A retail branch banking office is located at 21 Main Street, Blue Hill, Maine. A parcel of land adjacent to the Blue Hill branch was purchased in 1981, but has not been developed. A second improved parcel of land contiguous to this branch was purchased in 2005. The Bank is in the process of obtaining the required permitting and developing blueprints covering a substantial renovation and campus reconfiguration to relieve traffic congestion and better meet the Bank’s needs at that location.

6. A retail branch banking office is located at 2 Bridge Street, Milbridge, Maine. This property consists of a building constructed in 1974, to which a vestibule was added in 1994 to house an ATM that helps to better meet the needs at that location. The Bank is currently assessing its current and future needs at this location, including the possible local relocation of this branch banking office.

7. A retail branch banking office is located at 68 Washington Street, Lubec, Maine. This property consists of a building constructed in 1990 and is considered adequate for the Bank’s needs at that location.

8. A retail branch banking office is located 137 High Street, Ellsworth, Maine. This property consists of a building constructed in 1982. Two additional parcels (one improved) contiguous to this Branch were purchased in 2000. The City of Ellsworth is considered the hub of downeast Maine and the Bank’s Ellsworth office is by far its busiest location. The Bank is currently exploring a substantial reconfiguration of the Ellsworth branch banking office and its surrounding campus to better meet the Bank’s needs at that location.

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

11. A retail branch banking office is located at 245 Camden Street (Route 1), Rockland, Maine. The property consists of a building that was purchased from Androscoggin Savings Bank in February 2004. The branch facility was built in 1977 and is considered inadequate for the Bank’s needs at that location.

12. An Operations Center is located in Ellsworth, Maine, that houses the Company’s operations and data processing centers. The building was constructed in 1996 and is currently adequate for the Company’s needs.

13. The Bank and its wholly-owned subsidiary, Trust Services, own and occupy a 22,000-square-foot office building at 135 High Street, Ellsworth, Maine. The facility was renovated in 2001.

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

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders in the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NYSE Alternext US LLC (formerly the American Stock Exchange or "AMEX" and hereinafter "NYSE Alternext"), under the trading symbol BHB.

The following table sets forth the market prices per share of BHB Common Stock as reported by NYSE Alternext:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2008	$32.00	$28.50	$31.45	$27.00	$30.52	$19.25	$28.00	$25.00
2007	$33.25	$30.50	$32.70	$29.55	$31.94	$28.00	$32.77	$30.00

As of March 3, 2009, there were 1,001 registered holders of record of BHB Common Stock.

The following graph illustrates the estimated yearly percentage change in the Company's cumulative total stockholder return on its Common Stock for each of the last five years. Total stockholder return is computed by taking the difference between the ending price of the Common Stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the Common Stock at the end of the previous year. For purposes of comparison, the graph also illustrates comparable stockholder return of NYSE Alternext listed banks as a group as measured by the NYSE Alternext Market Index and the peer group index as defined by NYSE Alternext. The graph assumes a $100 investment on December 31, 2003 in the common stock of each of the Company, the NYSE Alternext peer group banks and the NYSE Alternext Market Index as a group and measures the amount by which the market value of each, assuming reinvestment of dividends, has increased as of December 31 of each calendar year since the base measurement point of December 31, 2003.

(Graph)

Market values are based on information obtained from the NYSE Alternext.

	12/03	12/04	12/05	12/06	12/07	12/08

Bar Harbor Bankshares	100.00	110.64	103.60	128.95	131.51	111.65
NYSE Alternext Composite	100.00	124.13	155.00	184.30	217.52	132.72
NYSE Alternext. Banks & Financial Services	100.00	117.95	105.20	116.90	106.24	81.59

Dividends paid by the Company in 2008 and 2007 are summarized below:

Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2008	$0.250	$0.250	$0.260	$0.260	$1.020
2007	$0.235	$0.235	$0.240	$0.245	$0.955

During 2008, the Company declared and distributed regular cash dividends in the aggregate amount of $3,004, compared with $2,899 in 2007. The Company’s 2008 dividend payout ratio amounted to 38.8% compared with 40.5% in 2007. The total regular cash dividends paid in 2008 amounted to $1.02 per share of common stock, compared with $0.955 in 2007, representing an increase of $0.065, or 6.8%.

In the first quarter of 2009, the Company’s Board of Directors declared a regular cash dividend of $0.26 per share of common stock, unchanged from the prior quarter but representing an increase of $0.015, or 6.1%, compared with the same quarter in 2008. The dividend will be paid March 13, 2009 to shareholders of record as of the close of business on February 17, 2009.

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

In January 2009 the Company became subject to certain material restrictions and limitations on its ability to declare or pay dividends on its shares of common stock that arise from the Company’s participation in the Treasury’s CPP. Generally the consent of the U.S. Treasury will be required for any increase in common dividends per share for the first three (3) years (other than quarterly cash dividends of not more than $0.26 per share of common stock), unless prior to the end of the three (3) years, the CPP Shares have been redeemed in full or the Treasury has transferred all of the CPP Shares to a third party. For further information, refer to Item 6, Selected Consolidated Financial Data for dividend related ratios and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (specifically the "Capital Resources" section), for dividend restrictions, which is incorporated herein by cross reference thereto.

Stock Repurchase Plan

In August 2008, the Company’s Board of Directors approved a program to repurchase of up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. Purchases began on August 21, 2008 and continued through December 31, 2008.

The new stock repurchase program replaced the Company’s stock repurchase program that had been in place since February 2004, which had authorized the repurchase of up to 310,000 or approximately 10% of the Company’s outstanding shares of common stock. As of August 19, 2008, this program was terminated.

For further information about the Company’s stock repurchase program, refer to Part I, item 1, Note 12 Stock Repurchase Plan, in this annual report on Form 10-K.

The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Sec. 240.10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock during the periods indicated:

	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2008	13,537	$26.46	13,537	267,718
November 1-30, 2008	8,116	$27.22	8,116	259,602
December 1-31, 2008	20,813	$26.93	20,813	238,789

Incentive Stock Option Plan

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000, which is described more fully in Part II, Item 8, Note 13 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

The following table provides information as of December 31, 2008 with respect to the shares of Common Stock that may be issued under the Company's Incentive Stock Option Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights, net of forfeits and exercised shares	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for issuance under equity compensation (excluding securities referenced in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	288,572	$22.42	23,829
Equity compensation plans not approved by security holders	---	N/A	---

Total	288,572	$22.42	23,829

Transfer Agent Services

American Stock Transfer & Trust Company provides transfer agent services for the Company. Inquiries may be directed to: American Stock Transfer & Trust Company, 6201 15th Avenue, 3rd Floor, Brooklyn, NY, 11219, telephone: 1-800-937-5449, Internet address: www.amstock.com.

Recent Sales of Unregistered Securities: Use of Proceeds from Unregistered Securities

On January 16, 2009, the Company sold 18,751 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, liquidation preference $1,000 per share, (the "CPP Shares"), to the U. S. Treasury in exchange for $18,751 in connection with the Company’s participation in the CPP. In conjunction with the closing of the sale of the CPP Shares, the Company also issued to the U. S. Treasury Warrants for the purchase of 104,910 shares of common stock, par value $2.00 per share (the "CPP Warrants"), with an exercise purchase price of $26.81 per share. The CPP Warrants have a term of 10 years and will be immediately exercisable, in whole or in part. The CPP Warrants will be freely transferable; however, the Treasury may only transfer or exercise an aggregate of one-half of the warrants prior to the earlier of (i) the date on which the Company has received aggregate gross proceeds of at least one hundred percent of the issue price of the CPP Shares from one or more Qualified Equity Offerings, or (ii) December 31, 2009. In the event that the participating financial institution has received aggregate gross proceeds of at least one hundred percent of the issued price of the CPP Shares from one or more Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of common stock underlying the CPP Warrants then held by the Treasury shall be reduced by a number of shares equal to the product of (i) the number of shares originally underlying the CPP Warrants (taking into account all adjustments), and (ii) 0.5.

The CPP Shares and CPP Warrants were issued to Treasury in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended. The Company received and relied upon certain agreements of Treasury under the sale transactions documents with respect to the exemptions relied upon by the Company in the offer and sale of the CPP Shares and CPP Warrants.

The Company was responsible for all of the costs associated with the offering and sale of the CPP Shares and CPP Warrants to Treasury.

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

FIVE-YEAR SUMMARY OF FINANCIAL DATA
As of and For the Years Ended December 31,
(in thousands, except share data):

	2008	2007	2006	2005	2004
Balance Sheet Data
Total assets	$972,288	$889,472	$824,877	$747,945	$666,811
Total investment securities	290,502	264,617	213,252	183,300	176,337
Total loans	633,603	579,711	555,099	514,866	448,478
Allowance for loan losses	(5,446)	(4,743)	(4,525)	(4,647)	(4,829)
Total deposits	578,193	539,116	496,319	445,731	398,272
Total borrowings	323,903	278,853	260,712	239,696	206,923
Total shareholders' equity	65,445	65,974	61,051	56,104	56,042
Average assets	926,357	841,206	788,557	689,644	646,205
Average shareholders' equity	65,139	62,788	57,579	56,132	54,200

Results Of Operations
Interest and dividend income	$ 53,594	$ 51,809	$ 46,145	$ 37,195	$ 31,922
Interest expense	26,403	28,906	24,449	15,336	11,545
Net interest income	27,191	22,903	21,696	21,859	20,377
Provision for loan losses	1,995	456	131	---	180
Net interest income after provision for loan losses	25,196	22,447	21,565	21,859	20,197
Non-interest income	6,432	5,929	6,876	6,415	6,572
Non-interest expense	20,513	18,201	18,677	19,268	18,914
Income before income taxes	11,115	10,175	9,764	9,006	7,855
Income taxes	3,384	3,020	2,885	2,582	2,123

Net income	$ 7,731	$ 7,155	$ 6,879	$ 6,424	$ 5,732

Earnings Per Share:
Basic	$ 2.63	$ 2.36	$ 2.26	$ 2.09	$ 1.85
Diluted	$ 2.57	$ 2.30	$ 2.20	$ 2.03	$ 1.79

Return on total average assets	0.83%	0.85%	0.87%	0.93%	0.89%
Return on total average equity	11.87%	11.40%	11.95%	11.44%	10.58%
Average equity to average assets	7.03%	7.46%	7.30%	8.14%	8.39%

Tangible book value per share	$ 21.65	$ 20.88	$ 18.93	$ 17.22	$ 17.06

Dividend per share	$ 1.020	$ 0.955	$ 0.905	$ 0.840	$ 0.800
Dividend payout ratio	38.84%	40.54%	40.12%	40.23%	43.25%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the years ended December 31, 2008, 2007, and 2006, and financial condition at December 31, 2008, and 2007, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K.

Amounts in the prior period financial statements are reclassified whenever necessary to conform with current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in 2008, 2007 and 2006 interest income was $1,992, $1,495, and $1,852, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $899, $655 and $826 in 2008, 2007 and 2006, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this Annual Report on Form 10-K provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2008, the Company had consolidated assets of $972 million and was one of the larger independent community banking institutions in the state of Maine.

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

Major Sources of Revenue

The principal source of the Company’s revenue is net interest income, representing the difference or spread between interest income from its earning assets and the interest expense paid on deposits and borrowed funds. In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. The Company’s non-interest income is derived from financial services including trust, investment management and third-party brokerage services, as well as service charges on deposit accounts, merchant credit card processing referral and transaction fees, realized gains or losses on the sale of securities, and a variety of other miscellaneous product and service fees.

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

The Company’s key strategic focus is vigorous financial stewardship, deploying investor capital safely yet efficiently for the best possible returns. The Company strives to provide unmatched service to its customers, while maintaining strong asset quality and a focus toward improving operating efficiencies. In managing its earning asset portfolios, the Company seeks to utilize funding and capital resources within well-defined credit, investment, interest-rate and liquidity guidelines. In managing its balance sheet the Company seeks to preserve the sensitivity of net interest income to changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity under prevailing and expected conditions, and strives to maintain a balanced and appropriate mix of loans, securities, core deposits, brokered deposits and borrowed funds.

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

Summary Financial Condition

The Company’s total assets increased $83 million or 9.3% in 2008, ending the year at $972 million.

  Loans: Total loans ended the year at $634 million, representing an increase of $54 million, or 9.3%, compared with December 31, 2007. Business lending activity continued at a relatively strong pace during 2008, accounting for all of the year-over-year growth in the loan portfolio. At December 31, 2008, commercial loans and consumer loans comprised 51% and 48% of the loan portfolio, compared with 46% and 53% at December 31, 2007, respectively.
  Credit Quality: The Bank’s non-performing loans ended the year at relatively low levels, representing $4.4 million or 0.70% of total loans, compared with $2.1 million, or 0.36% at December 31, 2007.

The Bank’s loan loss experience increased during 2008, with net loan charge-offs amounting to $1.3 million, or net charge-offs to average loans outstanding of 0.21%, compared with $238 thousand, or net charge-offs to average loans outstanding of 0.04%, in 2007. Two problem loans accounted for $1.1 million, or 84.7% of total net charge-offs in 2008.

For the year ended December 31, 2008, the Bank recorded a provision for loan losses (the "provision") of $2.0 million, representing an increase of $1.5 million compared with 2007. The increases in the provision were largely attributed to the increase in net loan charge-offs, growth in the loan portfolio, generally declining real estate values in many of the markets served by the Bank, and other qualitative and environmental considerations.

The Bank maintains an allowance for loan losses (the "allowance") which is available to absorb losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio and adequate to provide for estimated probable losses. At December 31, 2008 the allowance stood at $5.4 million, representing an increase of $703 thousand or 14.8% compared with year end 2007. At December 31, 2008, the allowance expressed as a percentage of total loans stood at 86 basis points, up from 82 basis points at year end 2007.

  Securities: The securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government-sponsored enterprises, and other private-label issuers. The securities portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government-sponsored enterprises. At December 31, 2008, the securities portfolio did not contain any pools of subprime mortgage-backed securities, collateralized debt obligations, or commercial mortgage-backed securities. Additionally, the Bank did not own any equity securities or have any corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"), or any interests in pooled trust preferred securities or auction rate securities.

Total securities ended the year at $291 million, representing an increase of $26 million, or 9.8%, compared with December 31, 2007.

  Deposits: Total deposits ended the year at $578 million, representing an increase of $39 million or 7.2% compared with December 31, 2007. Total retail deposits ended the year at $490 million, up $54 million or 12.5% compared with year end 2007. Retail deposit growth was principally attributed to time deposits, with NOW accounts and savings and money market accounts also posting increases.

Brokered deposits obtained from the national market ended the year at $89 million, representing a decline of $15 million or 14.6% compared with year end 2007.

  Borrowings: Borrowed funds principally consist of advances from the Federal Home Loan Bank of Boston. During 2008 the Bank continued to utilize borrowed funds in leveraging its strong capital position and supporting its earning asset portfolios.

Total borrowings ended the year at $324 million, representing an increase of $45 million, or 16.2%, compared with December 31, 2007. The increase in borrowings was principally used to fund the growth of the Bank’s securities portfolio and, to a lesser extent, reduce the Bank’s dependence on higher cost and more volatile brokered deposits.

  Capital: Consistent with its long-term strategy of operating a sound and profitable organization, at December 31, 2008 the Bank continued to exceed regulatory requirements for "well-capitalized" institutions. Company management considers this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth. At December 31, 2008, the Bank’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios were 6.61%, 9.95% and 11.60%, respectively. Under the capital adequacy guidelines administered by the Bank’s principal regulators, "well-capitalized" institutions are those with Tier I leverage, Tier I Risk-based, and Total Risk-based ratios of at least 5%, 6% and 10%, respectively.

In January 2009, the Company announced the issuance and sale to the U.S. Treasury of 18,751 shares of Fixed Rate Cumulative Perpetual Preferred Stock. Series A, no par value per share, liquidation preference $1,000 per share (the "CPP Shares") and a warrant for the purchase of 104,910 shares of Company common stock, par value $2.00 per share (the "CPP Warrants"), all for a purchase price of $18.751 million. The CPP Shares and the CPP Warrants were issued to the U.S. Treasury in connection with the Company’s participation in the U.S. Treasury’s Capital Purchase Program ("CPP"). The CPP is a voluntary program designed by the U.S. Treasury to provide additional capital to healthy, well-capitalized banks, to help provide economic stimulus through the creation of additional lending capacity in local banking markets. The investment by the U.S. Treasury through the CPP increases the Company’s already strong Tier I Leverage, Tier I Risk-based and Total Risk-based capital ratios by approximately 200, 300 and 300 basis points, respectively.

  Tangible Book Value: At December 31, 2008, the Company’s tangible book value per share of common stock outstanding amounted to $21.65, compared with $20.88 at December 31, 2007, representing an increase of 3.7%.

Summary Results of Operations

Net income for the year ended December 31, 2008 amounted to $7.7 million, or fully diluted earnings per share of $2.57, compared with $7.2 million or fully diluted earnings per share of $2.30 for the year ended December 31, 2007, representing increases of $576 thousand and $0.27 or 8.1% and 11.7%, respectively.

The Company’s return on average equity ("ROE") amounted to 11.87% in 2008, compared with 11.40% in 2007.

The Company’s return on average assets ("ROA") amounted to 0.83% in 2008, compared with 0.85% in 2007.

  Net Interest Income: For the year ended December 31, 2008, net interest income on a fully tax-equivalent basis amounted to $28.1 million, representing an increase of $4.5 million, or 19.2%, compared with 2007. The increases in net interest income were principally attributed to an improved net interest margin, combined with 2008 average earning asset growth of $87.5 million or 10.8%. The decline in short-term interest rates over the past fifteen months favorably impacted the Bank’s net interest margin, as the cost of interest bearing liabilities declined faster and to a greater degree than the decline in earning asset yields.

For the year ended December 31, 2008, the fully tax-equivalent net interest margin amounted to 3.13%, representing an improvement of 22 basis points compared with 2007. In the fourth quarter of 2008, the fully tax-equivalent net interest margin amounted to 3.21%, representing an improvement of 24 basis points compared with the same quarter in 2007.

  Non-interest Income: For the year ended December 31, 2008, total non-interest income amounted to $6.4 million, representing an increase of $503 thousand or 8.5%, compared with 2007. Total non-interest income included a $313 thousand gain recorded in the first quarter of 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering.

For the year ended December 31, 2008 net securities losses amounted to $831 thousand, compared with net securities losses of $671 thousand in 2007, representing an increase in net securities losses of $160 thousand, or 23.8%. The $831 thousand in 2008 net securities losses were comprised of other-than-temporary securities impairment losses of $1.4 million, largely offset by realized gains on the sale of securities amounting to $604 thousand.

Trust and other financial services fees amounted to $2.5 million in 2008, representing an increase of $178 thousand or 7.6%, compared with 2007.

  Non-interest Expense: For the year ended December 31, 2008, total non-interest expense amounted to $20.5 million, representing an increase of $2.3 million or 12.7%, compared with 2007.

The increase in non-interest expense was largely attributed to the settlement of the Company’s limited postretirement program in the first quarter of 2007, which reduced that reporting period’s non-interest expense by $832 thousand. The increase in non-interest expense was also attributed to higher levels of salaries and employee benefits, which were up $1.5 million or 15.6% compared with 2007. The increase in salaries and employee benefits was attributed to a variety of factors including: strategic additions to staff; normal increases in base salaries and employee benefits; higher levels of employee incentive compensation; and certain employee severance payments.

  Income Tax Expense: For the year ended December 31, 2008, total income taxes amounted to $3.4 million, representing an increase of $364 thousand, or 12.1%, compared with 2007. The Company’s effective tax rate amounted to 30.4% in 2008, compared with 29.7% in 2007.

Outlook

Recent data suggest that the U.S. economy is currently in a deep recession which began in December 2007, driven by sharp downturns in the nationwide housing and credit markets. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Nationwide unemployment has increased significantly.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets served by the Bank. On an overall basis, the 2008 business environment was adverse for many households and businesses in the United States and worldwide. While the weaknesses in the national economy have not yet surfaced in coastal Maine to the same extent as in most other parts of the United States, Company management assumes that some aspects of the overall economic downturn will continue to affect the economy in its markets as well, causing continued deterioration in the foreseeable future. Such national and local conditions could adversely affect the credit quality of the Company’s loans and securities, results of operations, and financial condition.

Company management expects a continued contraction in economic activity throughout 2009 and early 2010. Management anticipates lower demand for business loans in 2009 and added pressure on its ability to retain and attract core deposits.

The Bank’s credit quality has been strong over the past several years and this continued to be the case at December 31, 2008. However, management is cognizant of deteriorating economic conditions overall and declining real estate (and loan collateral) values in particular. Accordingly, management believes the continuation of strong credit quality will be a significant determinant of the Company’s future financial performance.

Considering the Company’s strong balance sheet, liquidity position, earnings fundamentals and capitalization, Company management believes the Company is well positioned to successfully manage its way through the many uncertainties that lie ahead for the banking industry through 2009 and beyond.

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

Allowance for Loan Losses: The allowance for loan losses ("allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of probable loss in the loan portfolio. Management regularly evaluates the allowance for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income, and when a greater amount of provision for loan losses is necessary, the result is lower net income. Refer to Part II, Item 7, Allowance for Loan Losses and Provision, in this Annual Report on Form 10-K, for further discussion and analysis concerning the allowance.

Other-Than-Temporary Impairments on Securities: One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairments. The evaluation of securities for other-than- temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses.

Securities that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value for securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, (d) the volatility of the securities market price (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of receipt of all principal and interest due.

For securitized financial assets with contractual cash flows, such as private-label mortgage-backed securities, the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with an economic recession, similar to those the Company believes market participants would use. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate to the extent that the Company does not expect to receive 100% of future contractual principal and interest, an other-than-temporary impairment charge is recognized.. The Company also considers its intent and ability to retain a temporarily depressed security until recovery, which may be at maturity. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Refer to Part II, Item 7, Impaired Securities, and Part II, Item 8, Note 1 of the Consolidated Financial Statements in this Annual Report on Form 10-K, for further discussion and analysis concerning other-than-temporary impairments.

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2008 and 2007, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

Goodwill: The valuation techniques used by the Company to determine the carrying value of intangible assets acquired in acquisitions involves estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors. Any changes in the estimates used by the Company to determine the carrying value of its goodwill may have an adverse effect on the Company's results of operations. The Company’s annual impairment test was performed as of December 31, 2008. Refer to Notes 1 and 7 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details of the Company’s accounting policies and estimates covering goodwill.

FINANCIAL CONDITION

Asset / Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets represented 96.8% and 96.2% of total average assets during 2008 and 2007, respectively.

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

Earning Assets

For the year ended December 31, 2008, the Company’s total average earning assets amounted to $896,350, compared with $808,833 in 2007, representing an increase of $87,515, or 10.8%. The 2008 increase in average earning assets was principally attributed to total average loan growth of $52,578 or 9.4%, followed by a $33,324 or 14.2% increase in the securities portfolio.

The tax-equivalent yield on total average earning assets amounted to 6.08% in 2008 compared with 6.49% in 2007, representing a decline of 41 basis points. The decline in the weighted average earning asset yield was principally attributed to the reduction of short-term interest rates by the Federal Reserve, the impact of which reduced the weighted average yield on the Bank’s variable rate loan portfolios. To a lesser extent, the weighted average loan yields were also impacted by the renegotiation of certain fixed rate loans to variable rate loans with lower prevailing interest rates. The 2008 decline in loan yields was partially offset by higher yields from the securities portfolio reflecting, in part, the restructuring of a portion of the portfolio in 2007. In addition, because the majority of the securities portfolio is comprised of fixed rate securities, the decline in short-term interest rates had minimal impact on the portfolio’s 2008 weighted average yield.

For the year ended December 31, 2008, total tax-equivalent interest and dividend income amounted to $54,493 compared with $52,464 in 2007, representing an increase of $2,029, or 3.9%. The 2008 increase in interest and dividend income was attributed to earning asset growth, as the average earning asset yield declined compared with 2007. Interest income from the securities portfolio contributed $2,609 to the increase in 2008 interest and dividend income, offset in part by a $266 decline in interest income from the loan portfolio.

Total Assets

The Company’s assets principally consist of loans and securities, which at December 31, 2008 represented 65.2% and 29.9% of total assets, compared with 65.2% and 29.7% at December 31, 2007, respectively.

At December 31, 2008 the Company’s total assets stood at $972,288 compared with $889,472 at December 31, 2007, representing an increase of $82,816, or 9.3%. The increase in total assets was principally attributed to a $53,892 or 9.3% increase in loans, followed by a $25,885 or 9.8% increase in securities.

Securities

The securities portfolio represented 30.0% of the Company’s average earning assets during 2008 and generated 29.6% of its total tax-equivalent interest and dividend income, compared with 29.1% and 25.8% in 2007, respectively.

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

The securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other non-agency, private-label issuers. The securities portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government sponsored enterprises. At December 31, 2008, the securities portfolio did not contain any pools of subprime mortgage-backed securities, collateralized debt obligations, or commercial mortgage-backed securities. Additionally, the Bank did not own any equity securities or have any corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"), or any interests in pooled trust preferred securities or auction rate securities.

Total Securities: At December 31, 2008, total securities stood at $290,502 compared with $264,617 at December 31, 2007, representing an increase of $25,885, or 9.8%.

Trading Securities: Trading securities are securities bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. During the years ended December 31, 2008 and 2007, the Bank did not own any trading securities.

Securities Held to Maturity: Securities held to maturity are debt securities for which the Bank has the positive intent and ability to hold until maturity. Held to maturity investments are reported at their aggregate cost, adjusted for amortization of premiums and accretion of discounts. During the years ended December 31, 2008 and 2007, the Bank did not own any securities held to maturity.

Securities Available for Sale: Securities available for sale represented 100% of total securities at December 31, 2008 and 2007.

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

The following table summarizes the securities available for sale portfolio as of December 31, 2008 and 2007:
	December 2008
Available for Sale:	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 700	$ 1	$ ---	$ 701
Mortgage-backed securities:
US Government-sponsored enterprises	172,661	4,874	10	177,525
US Government agency	32,750	961	26	33,685
Private-label	43,579	172	4,193	39,558
Obligations of states and political subdivisions thereof	42,534	166	3,667	39,033
Total	$292,224	$6,174	$7,896	$290,502

*includes the writedown of securities considered to be other than temporarily impaired at December 31, 2008, with impairment writedowns totaling $1,435.

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Obligations of U.S. Government-sponsored enterprises	$ 17,250	$ 99	$ ---	$ 17,349
Mortgage-backed securities:
U.S. Government-sponsored enterprises	161,057	1,781	120	162,718
U.S. Government agencies	10,848	57	36	10,869
Private-label	34,879	105	281	34,703
Obligations of State and Political Subdivisions thereof	38,771	493	286	38,978
Total	$262,805	$2,535	$723	$264,617

Obligations of U.S. Government-sponsored Enterprises: This category of securities represents promissory notes (debt instruments) issued by U.S. Government-sponsored enterprises, such as FNMA, FHLMC, FHLB, etc. All of these securities were credit rated AAA by all of the major credit rating agencies at December 31, 2008 and 2007.

At December 31, 2008, obligations of U.S. Government-sponsored enterprises, at fair value, totaled $701, compared with $17,349 at December 31, 2007, representing a decline of $16,648, or 96.0%. The 2008 decline in these type securities was attributed to the exercise of callable options by the issuers during 2008, reflecting declining interest rates and market yields.

At December 31, 2008, the Bank’s weighted average yield on obligations of U.S. Government-sponsored enterprises amounted to 5.50%, compared with 5.68% at December 31, 2007.

Mortgage-backed Securities Issued by U.S. Government-sponsored Enterprises: This category of securities represents mortgage backed securities issued and guaranteed by U.S. Government-sponsored enterprises, specifically, FNMA and FHLMC. These Government-sponsored enterprises were placed under the conservatorship of the U.S. Government on September 7, 2008. All of these securities were credit rated AAA by the major credit rating agencies at December 31, 2008 and 2007.

At December 31, 2008, mortgage-backed securities issued by U.S. Government-sponsored enterprises, at fair value, totaled $177,525, compared with $162,718 at December 31, 2007, representing an increase of $14,807, or 9.1%.

At December 31, 2008, the Bank’s weighted average yield on mortgage-backed securities issued by U.S. Government-sponsored enterprises amounted to 5.84%, compared with 5.90% at December 31, 2007.

Mortgage-backed Securities Issued by U.S. Government Agencies: This category of securities represents mortgage-backed securities backed by the full faith and credit of the U.S. Government, such as the Government National Mortgage Association ("GNMA"). All of these securities were credit rated AAA at December 31, 2008 and 2007.

At December 31, 2008, mortgage-backed securities issued by U.S. Government agencies, at fair value, totaled $33,685, compared with $10,869 at December 31, 2007, representing an increase of $22,816, or 209.9%.

At December 31, 2008, the Bank’s weighted average yield on mortgage-backed securities issued by U.S. Government agencies amounted to 5.77%, compared with 5.86% at December 31, 2007.

Mortgage-backed Securities Issued by Private-label Issuers: This category of securities represents mortgage-backed securities issued by banks, investment banks, and thrift institutions. Typically these securities are based on so-called jumbo mortgages, which exceed the conforming loan sizes required by agency securities. While private-label mortgage-backed securities are not guaranteed by any U.S. Government agency, they are credit rated by the major rating agencies (Moody’s, Standard & Poor’s and FITCH).

All of the Bank’s mortgage-backed securities issued by private-label issuers carry various amounts of credit enhancement, and none are collateralized with sub-prime loans. These securities were purchased based on the underlying loan characteristics such as loan to value ratios, borrower credit scores, property type and location, and the level of credit enhancement.

At December 31, 2008, mortgage-backed securities issued by private-label issuers, at fair value, totaled $39,558, compared with $34,703 at December 31, 2007, representing an increase of $4,855, or 14.0%.

At December 31, 2008, $26,014 or 65.7% of the fair value of the Bank’s private-label mortgage-backed securities portfolio was rated AAA by the major credit rating agencies, compared with 100% at December 31, 2007. During 2008, in response to the deteriorating mortgage loan collateral in certain of these securities, at least one of the major credit rating agencies down graded $11,342, of the Bank’s private-label mortgage-backed securities. At December 31, 2008, the amount of private-label mortgage-backed securities that had been downgraded by at least one of the major credit rating agencies to below investment grade amounted to $4,204, or 10.6% of the fair value of the Bank’s private-label mortgage-backed securities portfolio at December 31, 2008. As previously reported, in the fourth quarter of 2008, the Bank recorded an other-than-temporary impairment charge of $1,435 related to these below investment grade securities.

At December 31, 2008, the Bank’s weighted average yield on its private-label mortgage-backed securities portfolio amounted to 5.89%, compared with 5.77% at December 31, 2007.

Obligations of States and Political Subdivisions Thereof: Obligations of states and political subdivisions thereof ("municipal bonds") are issued by city, county and state governments, as well as by enterprises with a public purpose, such as certain electric utilities, universities and hospitals. Municipal obligations are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. The Bank’s municipal bond portfolio is generally concentrated in school districts across the U.S.A., which historically have been considered among the safest municipal bond investments. One of the primary attractions of municipal bonds is that they are federally tax exempt.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status.

During 2008, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, in 2008 a portion of the Bank’s municipal bond portfolio was moderately downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2008, 100% of the Bank’s municipal bond portfolio was considered investment grade by the major credit rating agencies.

At December 31, 2008, the fully tax-equivalent yield on the Bank’s municipal bond portfolio amounted to 7.16%, compared with 6.82% at December 31, 2007.

Purchase Premiums and Discounts: Securities are typically purchased at premium or discounted prices, depending on the coupon of the security and prevailing market yields. The Bank recognizes the amortization of premiums and accretion of discounts in interest income using the interest method over the estimated life of the security.

Securities Interest Income: The aggregate tax-equivalent yield on the securities portfolio amounted to 6.00% in 2008, compared with 5.74% in 2007. The increase was partially attributed to the restructuring of a portion of the securities portfolio in 2007, combined with the general availability of higher market yields on certain types of securities during certain periods in 2008 compared with prior years.

The total tax-equivalent interest income from the securities portfolio amounted to $16,125 in 2008, compared with $13,516 in 2007, representing an increase of $2,609, or 19.3%. The increase in interest income from the securities portfolio was attributed to a 26 basis point increase in portfolio yield, combined with a $33,324 or 14.2% increase in the average 2008 securities portfolio balance.

Securities Maturity Distribution and Weighted Average Yields: The following table summarizes the maturity distribution of the amortized cost of the Bank’s securities portfolio and weighted average yields of such securities on a fully tax-equivalent basis as of December 31, 2008. The maturity distribution is based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

SECURITIES
MATURITY SCHEDULE AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 2008
(at fair value)
	One Year or less		Greater than one year to Five years		Greater than Five to ten years		Greater than ten years		TOTAL
	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average rate	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average yield

Obligations of US Government-sponsored enterprises	$ ---	---	$ ---	---	$ 701	5.50%	$ ---	---	$ 701	5.50%
Mortgage-backed securities:
US Government-sponsored enterprises	55	3.45%	626	4.83%	6,006	4.85%	170,838	5.88%	177,525	5.84%
US Government agency	1	4.83%	34	3.85%	2,068	2.63%	31,582	5.98%	33,685	5.77%
Private-label	---	0.00%	---	0.00%	3,146	4.68%	36,412	5.99%	39,558	5.89%
Obligations of states and political subdivisions thereof	---	0.00%	172	7.07%	1,317	6.74%	37,544	7.17%	39,033	7.16%
Total	$56		$832		$13,238		$276,376		$290,502

Securities Concentrations: At December 31, 2008 and 2007, the Bank did not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceeded 5% of the Company’s shareholders’ equity.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair market value, which at December 31, 2008 amounted to an excess of $7,896, or 2.7% of the amortized cost of the total securities portfolio. At December 31, 2007 this amount represented an excess of $723, or 0.28% of the total securities portfolio.

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see Other-Than-Temporary Impairments of Securities in Item 8, Note 1, in this Annual Report on Form 10-K.

If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized securities losses equal to the difference between the fair value and cost or amortized cost basis of the security.

The Company’s evaluation of securities for impairments is a quantitative and qualitative process intended to determine whether declines in the fair value of investment securities should be recognized in current period earnings. The primary factors considered in evaluating whether a decline in the fair value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments (d) the volatility of the securities market price (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity, and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred.

For securitized financial assets with contractual cash flows, such as the Bank’s private-label mortgage-backed securities, the Company regularly monitors the current characteristics of each security such as delinquency and foreclosure levels, credit enhancement, and coverage ratios. When the level of credit loss coverage for an individual security deteriorates below a specified level, the Company expands it analysis of the security to include detailed cash flow projections based on loan level credit characteristics and prepayment assumptions. The Company reviews the resulting cash flows to determine whether it will receive all of the originally scheduled cash flows. The resulting projected credit losses are compared to the current level of credit enhancement to determine whether the security is expected to experience losses during any future period.

The Company’s best estimate of cash flows uses severe economic recession assumptions due to market uncertainty. The Company’s assumptions include but are not limited to delinquencies, foreclosure levels and constant default rates on the underlying collateral, loss severity ratios, and constant prepayment rates. If the Company does not expect to receive 100% of future contractual principal and interest, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral.

As previously reported, based on the foregoing evaluation criteria, during the fourth quarter of 2008, the Company concluded that unrealized losses on available-for-sale, private-label mortgage-backed securities with an amortized cost of $4,255 were other-than-temporarily impaired, because the Company could no longer conclude that it is probable that it will recover 100% of these investments. Accordingly, in the fourth quarter, the Company recorded an other-than-temporary impairment charge of $1,435. This charge was recorded as securities losses in the Company’s consolidated statement of income. Management believes these losses were attributable to unprecedented market stresses affecting private-label mortgage-backed securities, a rapidly declining U.S. economy in general and the national housing market in particular, which deteriorated rapidly in recent months. While recording this impairment charge is required by current U.S. GAAP accounting standards, Company management estimates that the ultimate economic losses that may be realized for these securities will be meaningfully less than the current "mark-to-market" losses. Company management believes that the difference between the expected losses and current the "mark-to-market" losses are largely attributed to current market illiquidity conditions, massive de-leveraging, and the historical disruption in the financial markets in general.

The Company also concluded that as of December 31, 2008, the unrealized losses of $7,896 on available-for-sale securities with an amortized cost of $76,323 and a fair value of $68,427, as identified in the table below, were temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence.

The following table summarizes temporarily impaired securities and their approximate fair values at December 31, 2008. All securities referenced are debt securities. At December 31, 2008, the Bank did not hold any common stock or equity securities in its securities portfolio.

TEMPORARILY IMPAIRED SECURITIES
DECEMBER 31, 2008

	Less than 12 months			12 months or longer			Total
Description of Securities:	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses

Mortgage-backed securities:
US Government-sponsored enterprises	$ 2,423	3	$ 7	$ 451	3	$ 3	$ 2,874	6	$ 10
US Government agency	1,660	16	19	230	7	7	1,890	23	26
Private-label	27,140	37	3,560	6,620	23	633	33,760	60	4,193
Obligations of states of the U. S. and political subdivisions thereof	25,975	79	2,330	3,928	18	1,337	29,903	97	3,667
Total	$57,198	135	$5,916	$11,229	51	$1,980	$68,427	186	$7,896

As of December 31, 2008, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $1,980, compared with $348 at December 31, 2007.

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of December 31, 2008, the total unrealized losses on these securities amounted to $10. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Company management believes that the unrealized losses at December 31, 2008 were attributed to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2008. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
  Mortgage-backed securities issued by U.S. Government agencies: As of December 31, 2008, the total unrealized losses on these securities amounted to $26. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities bear no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at December 31, 2008 to changes in current market yields and spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2008. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
  Private-label mortgage-backed securities: As of December 31, 2008, the total unrealized losses on the Bank’s private-label mortgage-backed securities amounted to $4,193, of which $633 had been in an unrealized loss position twelve months or longer. The Company attributes the unrealized losses at December 31, 2008 to current market liquidity conditions, massive de-leveraging, risk related market pricing discounts for non-agency mortgage-backed securities, and the historical disruption in the financial markets in general. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows on these securities, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2008. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
  Obligations of states of the U.S. and political subdivisions thereof: As of December 31, 2008, the total unrealized losses on the Bank’s municipal securities amounted to $3,667, of which $1,337 had been in an unrealized loss position twelve months or longer. The Bank’s municipal securities are largely insured and are supported by the general taxing authority of the municipality and in the cases of school districts, are supported by state aid. At December 31, 2008 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2008 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, The Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2008. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston.  The FHLB of Boston is a cooperatively owned wholesale bank for housing and finance in the six New England States. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB of Boston, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  The Bank uses the FHLB of Boston for most of its wholesale funding needs.

At December 31, 2008 the Bank’s investment in FHLB stock totaled $14,796, compared with $13,156 at December 31, 2007, representing an increase of $1,640, or 12.5%.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value; however, the FHLB recently announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership. The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB of Boston and its overall financial condition. No impairment losses have been recorded through December 31, 2008.

In February 2009 the FHLB of Boston announced a fourth quarter other-than-temporary impairment charge of $339.1 million on its private-label mortgage backed securities. The FHLB of Boston has advised its members that it is focusing on preserving capital in response to ongoing market volatility and, accordingly, dividend payments for the first quarter of 2009 have been suspended, and it is unlikely that dividends will be paid in 2009. As of September 30, 2008, the estimated fair value of private-label mortgage-backed securities it owned was approximately $1.3 billion less than the $4.4 billion carrying value of the securities at that date. If this unrealized loss were deemed to be an other-than-temporary loss in the future, it could exceed the FHLB of Boston’s current level of retained earnings and possibly put into question whether the fair value of the FHLB of Boston stock owned by the Bank was less than par value. The FHLB of Boston has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Bank will continue to monitor its investment in FHLB of Boston stock.

Loans

Total Loans: At December 31, 2008, total loans amounted to $633,603, compared with $579,711 at December 31, 2007, representing an increase of $53,892, or 9.3%. Commercial loans led the overall growth of the loan portfolio in 2008, as residential mortgage loan originations slowed. In general, business loan origination activity benefited from a favorable market interest rate environment, a relatively stable local economy, and initiatives designed to expand the Bank’s product offerings and attract new customers while continuing to leverage its existing customer base.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the major components of the Bank’s loan portfolio, net of deferred loan origination fees and costs, as of December 31 over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2008	2007	2006	2005	2004

Commercial real estate mortgages	$236,674	$183,663	$159,330	$135,269	$104,446
Commercial and industrial loans	65,717	65,238	61,634	58,542	43,967
Agricultural and other loans to farmers	19,390	15,989	17,706	18,962	15,077
Total commercial loans	321,781	264,890	238,670	212,773	163,490

Residential real estate mortgages	249,543	251,625	253,114	236,712	222,110
Consumer loans	4,773	10,267	10,889	12,565	13,534
Home equity loans	51,095	45,783	45,062	49,221	47,189
Total consumer loans	305,411	307,675	309,065	298,498	282,833

Tax exempt loans	5,358	6,001	6,213	2,732	1,950

Deferred origination costs, net	1,053	1,145	1,151	863	205
Total loans	633,603	579,711	555,099	514,866	448,478
Allowance for loan losses	(5,446)	(4,743)	(4,525)	(4,647)	(4,829)
Total loans net of allowance for loan losses	$628,157	$574,968	$550,574	$510,219	$443,649

At December 31, 2008, consumer loans comprised 48.2% of the total loan portfolio while commercial loans comprised 50.1%, compared with 53.1% and 45.7% at December 31, 2007, respectively.

Factors contributing to the changes in the loan portfolio are enumerated in the following discussion and analysis.

Commercial Loans: At December 31, 2008, total commercial loans stood at $321,781, compared with $264,890 at December 31, 2007, representing an increase of $56,891, or 21.5%. Commercial loan growth was principally driven by commercial real estate mortgage loans, which posted an increase of $53,011, or 28.9%. At December 31, 2008 commercial real estate mortgage loans totaled $236,674 and represented 37.4% of the loan portfolio, compared with 31.7% at December 31, 2007.

At December 31, 2008, commercial and industrial loans totaled $65,717, compared with $65,238 at December 31, 2007, representing an increase of $479, or 0.7%. This category of loans represented 10.4% of the loan portfolio at December 31, 2008, compared with 11.3% at December 31, 2007. The Bank’s market area demographics have historically limited the opportunity and growth potential in this particular category of loans.

Loans to finance agricultural production and other loans to farmers totaled $19,390 as of December 31, 2008, compared with $15,989 at December 31, 2007, representing an increase of $3,401, or 21.3%. This category of loans represented 3.1% of the loan portfolio at December 31, 2008, compared with 2.8% at December 31, 2007. The communities served by the Bank generally offer limited opportunities for lending in this industry sector. This category of loans includes loans related to Maine’s wild blueberry industry.

Bank management attributes the overall 2008 growth in the commercial loan portfolio, in part, to an effective business banking team, a variety of new business development initiatives, focused incentive compensation plans and a relatively stable local economy. Given the recent economic downturns in the markets served by the Bank and the prospect for further declines in the future, Company management anticipates commercial loan origination activity will experience a moderate slowdown in 2009.

Consumer Loans: At December 31, 2008, total consumer loans, which principally consisted of residential real estate mortgage loans, stood at $305,411 compared with $307,675 at December 31, 2007, representing a decline $2,264, or 0.7%.

Residential real estate mortgage loans totaled at $249,543 as of December 31, 2008, compared with $251,625 at December 31, 2007, representing a decline of $2,082, or 0.8%. This category of loans represented 39.4% of the Bank’s loan portfolio at December 31, 2008, compared with 43.4% at December 31, 2007.

The decline in residential real estate mortgage loans in 2008 principally reflected a continued softening of the real estate markets in many of the communities served by the Bank, combined with market interest rates that continued at elevated levels. While the Bank originated and closed $37,246 in residential real estate mortgage loans in 2008, this amount was more than offset by $39,328 in principal paydowns from the existing residential real estate loan portfolio. With the recent and significant decline in residential mortgage loan interest rates, Bank management anticipates a meaningful increase in residential mortgage loan origination activity in 2009.

Loans to individuals for household, family and other personal expenditures ("consumer loans"), which also include credit card loans, totaled $4,773 at December 31, 2008 compared with $10,267 at December 31, 2007, representing a decline of $5,494, or 53.5%. The decline in this category of loans was attributed, in part, to the sale of the Bank’s $2,070 credit card loan portfolio in the fourth quarter of 2008. Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank has not campaigned aggressively for consumer installment loans over the past five years.

Home equity loans totaled $51,095 at December 31, 2008, compared with $45,783 at December 31, 2007, representing an increase of $5,312, or 11.6%. Approximately 86% of the Bank’s home equity loan portfolio is represented by variable rate loans indexed to the Prime interest rate. Bank management believes the 2008 increase in home equity loans was principally attributed to the significant decline in the Prime interest rate, providing borrowers with an attractive and readily available source of low cost borrowings, compared with other borrowing alternatives.

Tax Exempt Loans: Tax-exempt loans totaled $5,358 at December 31, 2008, compared with $6,001 at December 31, 2007, representing a decline of $643, or 10.7%. Tax-exempt loans represented 0.8% of the loan portfolio at December 31, 2008, compared with 1.0% at December 31, 2007.

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

Real Estate Loans Under Foreclosure: At December 31, 2008, real estate loans under foreclosure totaled $2,463 compared with $1,476 at December 31, 2007, representing an increase of $987, or 66.9%. At December 31, 2008, real estate loans under foreclosure were represented by six residential mortgage loans totaling $1,103 and six commercial real estate loans totaling $1,360. At December 31, 2007, real estate loans under foreclosure were represented by five residential mortgage loans totaling $332 and one commercial real estate loan totaling $1,144. During 2008, foreclosure proceedings were completed or otherwise resolved on all six of these loans, and any resulting charge-offs were recognized.

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2008, approximately $54,855 or 8.7% of the Bank’s loan portfolio was represented by loans to the lodging industry, compared with $50,282 or 8.7% at December 31, 2007. Loan concentrations continued to principally reflect the Bank’s business region.

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

At December 31, 2008 total OREO amounted to $83, compared with $340 as of December 31, 2007. One residential property comprised the December 31, 2008 balance of OREO.

Mortgage Loan Servicing: The Bank from time to time will sell mortgage loans to other institutions, and investors. The sale of loans allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2008, the unpaid balance of mortgage loans serviced for others totaled $4,575 compared with $5,609 at December 31, 2007, representing a decline of $1,034, or 18.4%. The decline in 2008 balances was attributed to serviced mortgage loan principal payments, as well as prepayments resulting from loan refinancing activity. Pursuant to the Bank’s asset and liability management strategy, its need for interest earning assets and its strong capital position, loans originated during 2008 and 2007 were held in the Bank’s loan portfolio.

 Loan Portfolio Interest Rate Composition: The following table summarizes the commercial, tax-exempt and consumer components of the loan portfolio by fixed and variable interest rate composition, as of December 31, 2008 and 2007:

	2008	2007
Commercial:
Fixed	$ 49,172	$ 49,393
Variable	273,135	216,070
Total	$322,307	$265,463

Tax exempt:
Fixed	$ 5,358	$ 6,001
Variable	---	---
Total	$ 5,358	$ 6,001

Consumer:
Fixed	$177,825	$169,609
Variable	128,113	138,638
Total	$305,938	$308,247

Total loans:
Fixed	$232,355	$225,003
Variable	401,248	354,708
Total	$633,603	$579,711

At December 31, 2008, fixed and variable rate loans comprised 36.7% and 63.3% of the loan portfolio, compared with 38.8% and 61.2% at December 31, 2007, respectively. The 2008 increase in variable rate loans in was principally driven by sharp declines in the Prime interest rate, which is the index used for most of the Bank’s variable rate commercial loans. Most new borrowers elected Prime based loan pricing in 2008, while some existing borrowers renegotiated their higher cost fixed rate borrowings to lower cost Prime based borrowings.

Loan Maturities and Re-pricing Distribution: The following table summarizes fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2008 and 2007. Actual maturity dates may differ from contractual maturity dates due to prepayments, modifications and re-financings.

Maturities	2008	2007

One year or less	$235,261	$158,251
Over 1-5 years	179,359	189,567
Over 5 years	218,983	231,893
Total loans	$633,603	$579,711

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings, and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during the past five years.

The following table sets forth the details of non-performing loans over the past five years.

TOTAL NON-PERFORMING LOANS
AT DECEMBER 31

	2008	2007	2006	2005	2004

Loans accounted for on a non-accrual basis:
Real Estate:
Construction and development	$ 25	$ ---	$ ---	$ ---	$ ---
Residential mortgage	1,722	450	111	267	453
Commercial and industrial, and agricultural	2,138	1,598	456	593	93
Consumer	16	5	3	5	26
Total non-accrual loans	3,901	2,053	570	865	572
Accruing loans contractually past due 90 days
or more	503	9	58	3	151
Total non-performing loans	$4,404	$2,062	$628	$868	$723

Allowance for loan losses to non-performing loans	124%	230%	721%	535%	668%
Non-performing loans to total loans	0.70%	0.36%	0.11%	0.17%	0.16%
Allowance to total loans	0.86%	0.82%	0.82%	0.90%	1.08%

During the year ended December 31, 2008, non-performing loans increased, but remained at relatively low levels. The Bank attributes the stability of the loan portfolio to mature credit administration processes and disciplined underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At December 31, 2008, total non-performing loans amounted to $4,404, or 0.70% of total loans, compared with $2,062 or 0.36% of total loans as of December 31, 2007. The increase in non-performing loans was largely attributed to the migration of one residential real estate mortgage loan of $907 that became non-performing in the fourth quarter. The increase in accruing loans contractually past due 90 days or more to $503 at December 31, 2008, was due to one agency guaranteed small business loan which the Company believes it will receive 100% of future principal and interest.

While the level of non-performing loan ratios continued to reflect the overall favorable quality of the loan portfolio at December 31, 2008, Bank management is cognizant of the continued softening of the real estate market and deteriorating economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including debt service levels, declining collateral values, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $3,591 and $2,865 at December 31, 2008 and 2007, or 0.57% and 0.49% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses

On at least a quarterly basis, the Bank applies an internal credit quality rating system to commercial loans that are either past due or fully performing but exhibit certain characteristics that could reflect a potential weakness. Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not 90 days past due.

Periodically the Bank reviews the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  Through the Bank’s on-going credit monitoring, it considers loans which, in its internal classification system, are classified as substandard but continue to accrue interest to be potential problem loans.  At December 31, 2008, the Bank identified 10 commercial relationships totaling $1,733 as potential problem loans. At December 31, 2007, the Bank identified 11 commercial relationships totaling $1,771 as potential problem loans.  Factors such as payment history, value of supporting collateral, and personal or government guarantees led us to conclude that the current risk exposure on these loans did not warrant accounting for the loans as nonperforming.  Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become nonperforming at some point in the future.

Allowance for Loan Losses: At December 31, 2008, the allowance for loan losses (the "allowance") stood at $5,446, compared with $4,743 at December 31, 2007, representing an increase of $703, or 14.8%. At December 31, 2008, the allowance expressed as a percentage of total loans stood at 86 basis points, up from 82 basis points at December 31, 2007. The increase in the allowance principally reflects the growth of the loan portfolio in 2008, a higher level of non-performing loans, generally declining real estate values in much of the Bank’s market area, and other qualitative and environmental considerations.

The allowance is available to absorb probable losses on loans. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated quarterly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration.

The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the current loan portfolio, and adequate to provide for estimated, probable losses. Allowances are established for specific impaired loans, a pool of reserves based on historical charge-offs by loan types, and supplemental reserves that adjust historical loss experience to reflect current economic conditions, industry specific risks, and other qualitative and environmental considerations impacting the inherent risk of loss in the current loan portfolio.

Specific allowances for impaired loans are determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $2,138 as of December 31, 2008, compared with $1,598 as of December 31, 2007. The related allowances for loan losses on these impaired loans amounted to $176 and $280 as of December 31, 2008 and 2007, respectively.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $263 and $111 for the years ended December 31, 2008 and 2007, respectively.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no major changes in loan concentrations during 2008.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at December 31, 2008 is appropriate for the risks inherent in the loan portfolio.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES
SUMMARY OF LOAN LOSS EXPERIENCE

	2008	2007	2006	2005	2004

Balance at beginning of period	$ 4,743	$ 4,525	$ 4,647	$ 4,829	$ 5,278
Charge offs:
Commercial real estate mortgages	280	60	193	19	45
Commercial and industrial loans	858	29	4	92	456
Agricultural and other loans to farmers	3	69	10	2	20
Residential real estate mortgages	86	8	23	125	55
Consumer loans	106	104	119	---	275
Home equity loans	3	33	---	---	---
Total charge-offs	1,336	303	349	238	851

Recoveries:
Commercial real estate mortgages	1	4	7	---	49
Commercial and industrial loans	---	22	4	13	54
Agricultural and other loans to farmers	1	3	---	1	12
Residential real estate mortgages	18	---	32	5	2
Consumer loans	24	36	53	37	105
Total recoveries	44	65	96	56	222

Net charge-offs	1,292	238	253	182	629
Provision charged to operations	1,995	456	131	---	180

Balance at end of period	$ 5,446	$ 4,743	$ 4,525	$ 4,647	$ 4,829

Average loans outstanding during period	$611,373	$558,795	$538,212	$479,974	$416,956

Net charge-offs to average loans outstanding	0.21%	0.04%	0.05%	0.04%	0.15%

The Bank's loan loss experience increased during 2008, with net loan charge-offs amounting to $1,292, or net charge-offs to average loans outstanding of 0.21%, compared with $238, or net loan charge-offs to average loans outstanding of 0.04% in 2007. Two problem loans accounted for $1,094, or 84.7%, of total net loan charge-offs in 2008.

The following table presents the five-year summary of the allowance by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(at December 31)
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial, financial, and agricultural	$1,612	9.36%	$1,093	9.99%	$1,435	9.83%	$1,407	11.70%	$1,886	11.29%
Real estate mortgages:
Real estate-construction	251	6.04%	168	4.25%	205	6.26%	186	5.37%	135	4.76%
Real estate-mortgage	3,414	82.58%	3,247	82.24%	2,628	80.30%	2,768	80.00%	2,305	80.98%
Installments and other loans to individuals	169	0.77%	235	1.38%	257	1.92%	230	2.07%	249	2.49%
Other	---	1.33%	---	2.14%	---	1.69%	---	0.87%	---	0.48%
Unallocated	---	0.00%	---	0.00%	---	0.00%	56	0.00%	254	0.00%
TOTAL	$5,446	100.00%	$4,743	100.00%	$4,525	100.00%	$4,647	100.00%	$4,829	100.00%

Funding Sources

The Bank utilizes various traditional sources of funding to support its earning asset portfolios. Funding sources principally consist of retail deposits and, to a lesser extent, borrowings from the Federal Home Loan Bank of Boston ("FHLB") of which it is a member, and certificates of deposit obtained from the national market.

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing capacity from the FHLB, brokered certificates of deposit obtained from the national market and cash flows from the securities portfolio.

According to a January 2009 report prepared by the Maine Bureau of Financial Institutions, Maine banks rely on borrowings and other types of non-core funding to a much greater degree than the national average, as Maine banks’ historical core deposit growth has not kept pace with asset growth. At September 30, 2008, borrowings and other types of non-core funding supported 32.5% of Maine bank assets, up from 31.3% at December 31, 2007, and well above the national average of 18%. At December 31, 2008 the Bank’s non-core funding represented 49.4% of total assets, compared with 43.0% at December 31, 2007.

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

Deposits

During 2008, the most significant source of funding for the Bank’s earning assets continued to be retail deposits, gathered throughout its network of twelve (12) banking offices throughout downeast and midcoast Maine. Total average retail deposits accounted for 53.3% of the funding required in supporting the Bank’s earning asset portfolios during 2008, compared with 49.2% in 2007.

Total Deposits: At December 31, 2008 total deposits amounted to $578,193 compared with $539,116 at December 31, 2007, representing an increase of $39,077, or 7.2%. Retail deposits led the overall growth in total deposits, with brokered time deposits obtained from the national market ("brokered deposits") posting a meaningful decline.

Retail Deposits: At December 31, 2008, total retail deposits amounted to $489,687, compared with $435,424 at December 31, 2007, representing an increase of $54,263 or 12.5%. Retail time deposits led the overall increase in retail deposits.

Demand Deposits: The Bank’s demand deposits are principally business accounts. At December 31, 2008, total demand deposits amounted to $57,954, compared with $65,161 at December 31, 2007, representing a decline of $7,207, or 11.1%. As discussed above, the Bank’s deposits are seasonal in nature and the timing and extent of seasonal swings vary from year to year. This is particularly the case with transactions accounts versus certificates of deposit. For the year ended December 31, 2008, average demand deposits amounted to $54,664, compared with $55,634 in 2007, representing a decline of $970, or 1.7%. Management believes the decline in demand deposits was due in part to the slowing economy in the markets served by the Bank.

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

NOW Accounts: Bank offers interest bearing NOW accounts to individuals, not-for-profit organizations and sole proprietor businesses. At December 31, 2008, total NOW accounts amounted to $67,747, compared with $67,050 at December 31, 2007, representing an increase of $697, or 1.0%. For the year ended December 31, 2008, average NOW accounts amounted to $67,240, compared with $64,404 in 2007, representing an increase of $2,836, or 4.4%.

During 2008, the Bank’s most successful NOW account product continued to be Gold Wave Checking, a relationship product designed for its customers age 50 and above.

Savings and Money Market Deposits: At December 31, 2008, total savings and money market accounts amounted to $163,780, compared with $163,009 at December 31, 2007, representing an increase of $771, or 0.5%. For the year ended December 31, 2008, average savings and money market accounts amounted to $167,739, compared with $146,792 in 2007, representing an increase of $20,947, or 14.3%. This increase was principally attributed to a $17,102 increase in money market accounts offered to clients of Trust Services, reflecting a reallocation of cash within certain managed asset portfolios in the course of normal operations. Excluding the money market accounts offered to clients of Trust Services, total average savings and money market deposits increased by $3,845, or 2.6%, compared with 2007.

Time Deposits: At December 31, 2008, total time deposits amounted to $200,206, compared with $140,204 at December 31, 2007, representing an increase of $60,002, or 42.8%. For the year ended December 31, 2008, average time deposits amounted to $188,044, compared with $131,152 in 2007, representing an increase of $56,892, or 43.3%. The increase in retail time deposits was largely attributed to the successful gathering of approximately $35,000 of out of market retail certificates of deposit, all of which were within FDIC insurance limitations at the time of origination.

Brokered Time Deposits: At December 31, 2008, total brokered time deposits amounted to $88,506, compared with $103,692 at December 31, 2007, representing a decline of $15,186, or 14.6%. For the year ended December 31, 2008, average brokered time deposits amounted to $95,679, compared with $115,127 in 2007, representing a decline of $19,448, or 16.9%. At December 31, 2008, total brokered deposits represented 15.3% of total deposits, compared with 19.2% of total deposits at December 31, 2007. The decline in brokered deposits was principally attributed to strong retail deposit growth. In addition, during most of 2008, prevailing market conditions kept the cost of brokered deposits at historically wide spreads compared with other wholesale sources of funding, prompting management to re-balance a portion of the Bank’s wholesale funding base.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering retail time deposits, the Bank generally prices these deposits on a relationship basis. At December 31, 2008, the weighted average cost of retail time deposits was 3.21% compared with 4.15% at December 31, 2007, representing a decline of 94 basis points. At December 31, 2008 the weighted average cost of brokered time deposits was 3.55%, compared with 5.01% at December 31, 2007, representing a decline of 146 basis points. Given the current interest rate environment and continuing time deposit maturities, Bank management anticipates that the weighted average cost of time deposits will continue to show declines in 2009.

The following table summarizes the changes in the average balances of deposits during the periods indicated, including the weighted average interest rates paid for each category of deposits:

AVERAGE DEPOSIT BALANCES BY CATEGORY OF DEPOSIT

	2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 54,664	---	$ 55,634	---
NOW accounts	67,240	0.54%	64,404	0.58%
Savings and money market deposits	167,739	1.98%	146,792	3.05%
Time deposits	188,044	3.67%	131,152	4.06%
Brokered time deposits	95,679	4.60%	115,127	5.25%
Total deposits	$573,366		$513,109

Time deposits in denominations of $100 or greater totaled $65,437 at December 31, 2008, compared with $36,142 at December 31, 2007. In October 2008, the Emergency Economic Stabilization Act raised the basic limit on federal deposit insurance coverage from $100 to $250 per depositor. In the fourth quarter of 2008, the Bank experienced a moderate increase in time deposits exceeding $100. The following table summarizes the maturity distribution of time deposits of $100 or greater:

MATURITY SCHEDULE
TIME DEPOSITS $100 OR GREATER
DECEMBER 31, 2008

Three months or less	$27,996
Over three to six months	15,580
Over six to twelve months	13,046
Over twelve months	8,815
$65,437

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

Total Borrowings: At December 31, 2008, total borrowings amounted to $323,903, compared with $278,853 at December 31, 2007, representing an increase of $45,050, or 16.2%. Total borrowings averaged $282,954 in 2008, compared with $260,640 in 2007, representing an increase of $22,314, or 8.6%. The increase in borrowings was principally utilized to support the growth of the Bank’s securities portfolio and, to a lesser extent, reduce the Bank’s reliance on higher cost and more volatile brokered time deposits.

Borrowings From the Federal Home Loan Bank: At December 31, 2008, borrowings from the FHLB totaled $297,534 compared with $256,307 at December 31, 2007, representing an increase of $41,227, or 16.1%. The increase in borrowings from the FHLB was principally utilized to fund the growth of the Bank’s securities portfolio and, to a lesser extent, reduce the Bank’s reliance on Brokered time deposits.

At December 31, 2008, borrowings from the FHLB expressed as a percentage of total assets amounted to 30.6%, compared with 29.1% at December 31, 2007.

Securities Sold Under Agreements to Repurchase: At December 31, 2008, securities sold under agreements to repurchase amounted to $21,369, compared with $22,546 at December 31, 2007, representing a decline of $1,177, or 5.2%.

Securities sold under agreements to repurchase were collateralized by U.S. Government-sponsored agency obligations, held in safekeeping by nonaffiliated financial institutions.

Junior Subordinated Debentures: In the second quarter of 2008, the Company’s wholly-owned subsidiary, Bar Harbor Bank & Trust (the "Bank"), issued $5,000 aggregate principal amount of subordinated debt securities. These securities qualify as Tier 2 capital for the Bank and the Company and were issued to help support future earning asset growth without jeopardizing the Bank’s historically strong capital position. The subordinated debt securities are due in 2023, but are callable by the Bank after five years without penalty. The rate of interest on these securities is three month Libor plus 345 basis points. The subordinated debt securities are classified as borrowings on the Company’s consolidated balance sheet.

Borrowing Maturities: Borrowing maturities are managed in concert with the Bank’s asset and liability management strategy and are closely aligned with the ongoing management of balance sheet interest rate risk.

During 2008, the Bank extended the maturities on a portion of its FHLB borrowings. These actions were taken during periods of favorable market interest rates, and were consistent with the Bank’s asset and liability management strategy of lessening its exposure to rising interest rates over a five year horizon.

As of December 31, 2008, total short-term borrowings, comprised of FHLB advances and all securities sold under repurchase agreements, amounted to $121,672, compared with $148,246 at December 31, 2007, representing a decline of $26,574, or 17.9%. At December 31 2008, total short-term borrowings represented 37.6% of total borrowings, compared with 53.2% at December 31, 2007.

As of December 31, 2008, total long-term borrowings (FHLB advances with a remaining term greater than one year) totaled $197,231, compared with $130,607 at December 31, 2007, representing an increase of $66,624, or 51.0%. At December 31, 2008, total long-term advances represented 60.9% of total borrowings, compared with 46.8% at December 31, 2007.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during 2008 the Company maintained its strong capital position and continued to be a "well-capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Historically, most of the Company’s capital requirements have been provided through retained earnings and this continued to be the case during the year ended December 31, 2008.

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

As of December 31, 2008 and 2007, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%.

At December 31, 2008, the Company’s total risk-based capital was $73,191 or 11.60% of risk-weighted assets, compared with $66,307, or 11.59% of total risk-weighted assets at December 31, 2007.

At December 31, 2008, the Company’s Tier I capital totaled $62,745 or 9.95% of risk-weighted assets, compared with $61,564, or 10.76% of total risk-weighted assets at December 31, 2007.

The ratio of Tier I capital to average assets, or Leverage Ratio, at December 31, 2008 was 6.61%, compared with 7.10% at December 31, 2008.

The following table sets forth the Company's regulatory capital at December 31, 2008 and 2007, under the rules applicable at that date.

	December 31, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$73,191	11.60%	$66,307	11.59%
Regulatory Requirement	50,458	8.00%	45,774	8.00%
Excess over "adequately capitalized"	$22,733	3.60%	$20,533	3.59%

Tier 1 Capital to Risk Weighted Assets	$62,745	9.95%	$61,564	10.76%
Regulatory Requirement	25,229	4.00%	22,887	4.00%
Excess over "adequately capitalized"	$37,516	5.95%	$38,677	6.76%

Tier 1 Capital to Average Assets	$62,745	6.61%	$61,564	7.10%
Regulatory Requirement	37,977	4.00%	34,674	4.00%
Excess over "adequately capitalized"	$24,768	2.61%	$26,890	3.10%

As more fully disclosed in Note 12 of the Consolidated Financial Statements in this Annual Report on Form 10-K, the Bank also maintained its standing as a well-capitalized institution as defined by applicable regulatory standards. At December 31, 2008, the Bank’s Tier I Leverage, Tier I Risk-based and Total Risk-based capital ratios stood at 6.65%, 10.03% and 11.69%, respectively.

Series A Fixed Rate Cumulative Perpetual Preferred Stock and Warrant: On January 16, 2009, as part of the CPP established by the Treasury under the EESA, the Company entered into a Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, the "Purchase Agreement") with Treasury pursuant to which the Company issued and sold to Treasury (i) 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share (the "CPP Shares") and (ii) a ten-year warrant to purchase up to 104,910 shares of the Company’s common stock, par value $2.00 per share at an initial exercise price of $26.81 per share (the "CPP Warrant"), for an aggregate purchase price of $18,751 in cash. All of the proceeds from the sale of the CPP Shares and CPP Warrant are treated as Tier 1 capital for regulatory purposes. The investment in the company by Treasury through the CPP increased the Company’s already strong Tier 1 Leverage, Tier 1 Risk-based and Total Risk-based capital ratios by approximately 200, 300, and 300 basis points, respectively.

Cumulative dividends on the CPP Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only when declared by the Company’s Board of Directors. The CPP Shares have no maturity date and rank senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The CPP Shares are generally non-voting, other than class voting on certain matters that could adversely affect the CPP Shares. If dividends on the CPP Shares have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the Company’s authorized number of directors will be automatically increased by two and the holders of the CPP Shares, voting together with the holders of any then outstanding voting parity stock, will have the right to elect those directors at the Company’s next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These two directors will be elected annually and will serve until all accrued and unpaid dividends on the CPP Shares have been paid.

The Company may redeem the CPP Shares after February 15, 2012. Prior to this date, the Company may redeem the CPP Shares if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Purchase Agreement) in excess of $4,687,750 and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. The Purchase Agreement defines a "Qualified Equity Offering" to mean the sale and issuance for cash by the Company, to persons other than the Company or any Company subsidiary after the closing, of shares of perpetual preferred stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in Tier 1 capital of the Company at the time of issuance under the applicable risk-based capital guidelines of the Board of Governors of the Federal Reserve System (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans which were publicly announced, on or prior to October 13, 2008).

Prior to January 16, 2012, unless the Company has redeemed the CPP Shares or Treasury has transferred the CPP Shares to a third party, the consent of Treasury will be required for the Company to (1) increase its Common Stock dividend in excess of $0.26 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008, or (2) redeem, purchase or acquire any shares of the Company’s Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

The CPP Warrant is immediately exercisable. In the event the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009, that result in the Company receiving aggregate gross proceeds of not less than $18.751 million, the number of the shares of Common Stock underlying the portion of the Warrant then held by Treasury will be reduced by one-half of the shares of Common Stock originally covered by the Warrant. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The CPP Shares and the CPP Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company agreed to register the resale or secondary offering of the CPP Shares, the CPP Warrant and the shares of Common Stock issuable upon exercise of the CPP Warrant (the "Warrant Shares"). Neither the CPP Shares nor the CPP Warrant are subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $18.751 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.

Trends, Events or Uncertainties: There are no known trends, events or uncertainties, nor any recommendations by any regulatory authority, that are reasonably likely to have a material effect on the Company’s capital resources, liquidity, or financial condition.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase of up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and is authorized to continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of December 31, 2008, the Company had repurchased 61,211 shares of stock under this plan, at a total cost of $1,688 and an average price of $27.58 per share. The Company recorded the repurchased shares as treasury stock. Under the terms of the Purchase Agreement with Treasury in connection with the Company’s participation in the CPP, the Company must have the consent of Treasury to redeem, repurchase, or acquire any shares of Company common stock or other equity or capital securities, other than in connection with employee benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. In January 2009 the Company suspended purchases under the Plan as required under the Purchase Agreement with Treasury in connection with the Company’s participation in the CPP.

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

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2008, the Company declared and distributed cash dividends in the aggregate amount of $3,004, compared with $2,899 in 2007. The Company’s 2008 dividend payout ratio amounted to 38.8%, compared with 40.5% in 2007. The total dividends paid in 2008 amounted to $1.02 per common share of stock, compared with $0.955 in 2007, representing an increase of $0.065 per share, or 6.8%.

In the first quarter of 2009, the Company declared a regular cash dividend of $0.26 per share of common stock, unchanged from the prior quarter, but representing an increase of $0.01 or 4.0% compared with the dividend paid for the same quarter in 2008. The dividend will be paid March 13, 2009 to shareholders of record as of the close of business on February 17, 2009. Prior to January 16, 2012, unless the Company has redeemed the CPP Shares or the Treasury has transferred the CPP Shares to a third party, the consent of Treasury will be required for the Company to increase its Common Stock dividend in excess of $0.26 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008.

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

The following table summarizes the Company’s contractual obligations at December 31, 2008. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$297,534	$100,303	$128,251	$49,980	$19,000
Securities sold under agreements to repurchase	21,369	21,369	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	199	88	111	---	---
Total	$324,102	$121,760	$128,362	$49,980	$24,000

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. At December 31, 2008, the Bank had $82,000 in callable advances.

In the normal course of its banking and financial services business, and in connection with providing products and services to its customers, the Company has entered into a variety of traditional third party contracts for support services. Examples of such contractual agreements would include services providing ATM, Visa Debit Card processing, trust services accounting support, check printing, and the leasing of T-1 telecommunication lines supporting the Company’s wide area technology network.

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

At December 31, 2008 and 2007, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At December 31, 2008, commitments under existing standby letters of credit totaled $262, compared with $506 at December 31, 2007. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank’s commitments to extend credit as of December 31:

COMMITMENTS TO EXTEND CREDIT

	December 31, 2008	December 31, 2007

Commitments to originate loans	$ 31,584	$ 15,075
Unused lines of credit	70,610	85,530
Un-advanced portions of construction loans	4,284	19,752
Total	$106,478	$120,357

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

At December 31, 2008, the Bank had three outstanding derivative instruments with notional amounts totaling $40,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of December 31, 2008 are summarized below. The reader should also refer to Note 15 of the consolidated financial statements in Part II, Item 8 in this report on Form 10-K.

INTEREST RATE SWAP AGREEMENT

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (3.25%)

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

The following table summarizes the contractual cash flows of the interest rate swap agreement outstanding at December 31, 2008, based upon the then-current Prime interest rate of 3.25%:

	Payments Due by Period

	Total	Less Than 1 Year

Fixed payments due from counter-party	$41	$41
Variable payments due to counter-party based on prime rate	21	21
Net cash flow	$20	$20

Total net cash flows received from counter-parties amounted to $116 in 2008, compared with net cash flows paid to counter-parties of $363 and $311 in 2007 and 2006, respectively. The changes in net cash flows paid to and received from counter-parties were attributed to declines in the Prime interest rate during 2008.

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Expiration Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 12/31/08	Fair Value at 12/31/08	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$91	$708	$203
$10,000	11/01/10	6.50%	$ 69	$39	$521	$148

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

The Bank actively manages its liquidity position through target ratios established under its Asset Liability Management Policy approved by the Bank’s Board of Directors. Continual monitoring of these ratios, both historical and through forecasts under multiple rate and stress scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 5% of total assets. At December 31, 2008, liquidity, as measured by the basic surplus model, was 6.3% over the 30-day horizon and 5.2% over the 90-day horizon.

A portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens.

At December 31, 2008, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $75 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower In Custody ("BIC") program at the Federal Reserve Bank of Boston. At December 31, 2008 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $167,871, or 17.3% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

Total Net Interest Income: For the year ended December 31, 2008, net interest income on a fully tax- equivalent basis amounted to $28,090 compared with $23,558 and $22,522 in 2007 and 2006, representing increases of $4,532 and $1,036, or 19.2% and 4.6%, respectively.

The 2008 increase in fully tax-equivalent net interest income compared with 2007 was principally attributed to a 22 basis point improvement in the net interest margin combined with average earning asset growth of $87,517, or 10.8%.

The 2007 increase in fully tax-equivalent net interest income compared with 2006 was principally attributed to average earning asset growth of $52,888 or 7.0%, as the fully tax-equivalent net interest margin declined seven basis points to 2.91%.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s daily average balance sheets and the components of net interest income, including a reconciliation of tax equivalent adjustments, for the years ended December 31, 2008, 2007 and 2006:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2008

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$611,373	$37,761	6.18%
Taxable securities (2)	231,721	13,588	5.86%
Non-taxable securities (2,3)	36,972	2,537	6.86%
Total securities	268,693	16,125	6.00%
Federal Home Loan Bank stock	13,940	526	3.77%
Fed funds sold, money market funds, and time deposits with other banks	2,344	81	3.46%

Total Earning Assets	896,350	54,493	6.08%

Non-Interest Earning Assets:
Cash and due from banks	9,752
Allowance for loan losses	(5,171)
Other assets (2)	25,426
Total Assets	$926,357

Interest Bearing Liabilities:
Deposits	$518,702	$14,976	2.89%
Borrowings	282,954	11,427	4.04%
Total Interest Bearing Liabilities	801,656	26,403	3.29%
Rate Spread			2.79%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	54,664
Other liabilities	4,898
Total Liabilities	861,218
Shareholders' equity	65,139
Total Liabilities and Shareholders' Equity	$926,357
Net interest income and net interest margin (3)		28,090	3.13%
Less: Tax Equivalent adjustment		(899)
Net Interest Income		$27,191	3.03%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2007

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$558,795	$38,027	6.81%
Taxable securities (2)	208,641	11,712	5.61%
Non-taxable securities (2,3)	26,728	1,804	6.75%
Total securities	235,369	13,516	5.74%
Federal Home Loan Bank stock	12,601	813	6.45%
Fed funds sold, money market funds, and time deposits with other banks	2,068	108	5.22%

Total Earning Assets	808,833	52,464	6.49%

Non-Interest Earning Assets:
Cash and due from banks	6,823
Allowance for loan losses	(4,573)
Other assets (2)	30,123
Total Assets	$841,206

Interest Bearing Liabilities:
Deposits	$457,475	$16,222	3.55%
Borrowings	260,640	12,684	4.87%
Total Interest Bearing Liabilities	718,115	28,906	4.03%
Rate Spread			2.46%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	55,634
Other liabilities	4,669
Total Liabilities	778,418
Shareholders' equity	62,788
Total Liabilities and Shareholders' Equity	$841,206
Net interest income and net interest margin (3)		23,558	2.91%
Less: Tax Equivalent adjustment		(655)
Net Interest Income		$22,903	2.83%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2006

	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$538,212	$ 35,486	6.59%
Taxable securities (2)	169,260	8,342	4.93%
Non-taxable securities (2,3)	34,179	2,353	6.88%
Total Securities	203,439	10,695	5.26%
Investment in Federal Home Loan Bank stock	12,181	683	5.61%
Fed funds sold, money market funds, and time deposits with other banks	2,113	107	5.06%

Total Earning Assets	755,945	46,971	6.21%

Non-Interest Earning Assets:
Cash and due from banks	8,727
Allowance for loan losses	(4,573)
Other assets (2)	28,458
Total Assets	$788,557

Interest Bearing Liabilities:
Deposits	$428,624	$ 13,039	3.04%
Borrowings	241,870	11,410	4.72%
Total Interest Bearing Liabilities	670,494	24,449	3.65%
Rate Spread			2.56%

Non-Interest Bearing Liabilities:
Demand deposits	54,308
Other liabilities	6,176
Total Liabilities	730,978
Shareholders' equity	57,579
Total Liabilities and Shareholders' Equity	$788,557
Net interest income and net interest margin (3)		22,522	2.98%
Less: Tax Equivalent adjustment		(826)
Net Interest Income		$ 21,696	2.87%

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

The Company’s fully tax-equivalent net interest margin amounted to 3.13% in 2008, compared with 2.91% in 2007, representing an improvement of 22 basis points. In 2007, the Company’s fully tax-equivalent net interest margin amounted to 2.91%, representing a decline of seven basis points compared with 2006.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

AVERAGE RATES	2008				2007
Quarter:	4	3	2	1	4	3	2	1
Interest Earning Assets:
Loans (1,3)	5.93%	6.09%	6.19%	6.52%	6.71%	6.88%	6.88%	6.74%
Taxable securities (2)	5.81%	5.89%	5.88%	5.88%	5.78%	5.65%	5.62%	5.38%
Non-taxable securities (2,3)	7.02%	6.88%	6.77%	6.78%	6.71%	6.66%	6.80%	6.80%
Total securities	5.97%	6.02%	6.00%	6.02%	5.87%	5.75%	5.77%	5.56%
Federal Home Loan Bank stock	2.46%	3.00%	3.98%	5.73%	6.31%	6.41%	6.56%	6.54%
Fed Funds sold, money market funds, and time
deposits with other banks	2.16%	3.13%	3.00%	4.37%	5.01%	5.19%	5.67%	4.88%
Total Earning Assets	5.88%	6.02%	6.08%	6.35%	6.45%	6.53%	6.57%	6.40%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	2.62%	2.72%	2.92%	3.33%	3.51%	3.60%	3.56%	3.51%
Borrowings	3.67%	3.92%	4.21%	4.39%	4.69%	4.92%	4.93%	4.95%
Total Interest Bearing Liabilities	3.00%	3.14%	3.36%	3.71%	3.95%	4.08%	4.04%	4.04%

Rate Spread	2.88%	2.88%	2.72%	2.64%	2.50%	2.45%	2.53%	2.36%

Net Interest Margin (3)	3.21%	3.22%	3.07%	3.03%	2.97%	2.93%	2.96%	2.79%

Net Interest Margin without Tax Equivalent Adjustments	3.10%	3.12%	2.97%	2.92%	2.89%	2.86%	2.88%	2.70%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

From September 2007 through October 2008, the Board of Governors of the Federal Reserve System (the "Federal Reserve") decreased short-term interest rates nine times for a total of 500 basis points. These actions favorably impacted the Bank’s 2008 net interest income, given its liability sensitive balance sheet. Specifically, the Bank’s total weighted average cost of funds declined at a faster pace and to a greater extent than the decline in the weighted average yield on its earning asset portfolios.

For the year ended December 31, 2008, the weighted average yield on average earning assets amounted to 6.08%, compared with 6.49% in 2007, representing a decline of 41 basis points. However, the weighted average cost of interest bearing liabilities amounted to 3.29% in 2008, compared with 4.03% in 2007, representing a decline of 74 basis points. In short, comparing 2008 with 2007, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 33 basis points.

For the year ended December 31, 2007, the Bank’s net interest margin declined seven basis points compared with 2006. In June of 2004, following an extended period of historically low interest rates, the Federal Reserve System began increasing short-term interest rates. Through June of 2006, the Fed funds targeted rate had been increased seventeen times for a total of 425 basis points, ending 2006 at 5.25%. However, during this same period of time, the benchmark 10-year U.S. Treasury note increased only 32 basis points, causing a dramatic 393 basis point flattening of the U.S. Treasury yield curve (the "yield curve"). The increase in short-term interest rates and the flattening of the yield curve negatively impacted the Bank’s 2007 net interest margin. In 2007, the increases in the Bank’s cost of funds outpaced the increases in yields on its interest earning assets, reflecting the re-pricing of a large portion of the Bank’s funding base during a period of rapidly rising short-term interest rates, combined with the inherent net interest margin challenges widely associated with a flat or inverted U.S. Treasury yield curve.

For the year ended December 31, 2007 the weighted average yield on average earning assets amounted to 6.49%, compared with 6.21% in 2006, representing an increase of 28 basis points. However, the weighted average cost of interest bearing liabilities amounted to 4.03% in 2007, compared with 3.65% in 2006, representing an increase of 38 basis points. In short, during 2007, the increase in the weighted average cost of the Bank’s interest bearing liabilities exceeded the increases in weighted average yields on its earning assets portfolios by 10 basis points.

Looking forward to 2009 and assuming market interest rates continue at current levels, Company management anticipates that the net interest margin will continue to show moderate improvement compared with 2008 and will have a positive impact on net interest income.

The Bank’s interest rate sensitivity position is more fully described in Part II, Item 7A of this Annual Report on Form 10-K, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the year ended December 31, 2008, total interest income, on a fully tax-equivalent basis, amounted to $54,493, compared with $52,464 in 2007, representing an increase of $2,029, or 3.9%.

The increase in 2008 interest income was principally attributed to average earning asset growth of $87,517, or 10.8%, largely offset by a 41 basis point decline in the weighted average earning asset yield. The decline in the weighted average earning asset yield was principally attributed to the reduction of short-term interest rates by the Federal Reserve, the impact of which reduced the weighted average yield on the Bank’s variable rate loan portfolios. To a lesser extent, the weighted average loan yields were also impacted by the renegotiation of certain fixed rate loans to variable rate loans with lower prevailing interest rates. For the year ended December 31, 2008, the weighted average yield on the Bank’s loan portfolio amounted to 6.18%, compared with 6.81% in 2007, representing a decline of 63 basis points.

For the year ended December 31, 2008, the weighted average yield on the Bank’s securities portfolio amounted to 6.00%, representing an improvement of 26 basis points, compared with 2007. The improved yield on the securities portfolio reflected, in part, the restructuring of a portion of the portfolio in 2007. In addition, because the majority of the securities portfolio is comprised of fixed rate securities, the decline in short-term interest rates has had minimal impact on the portfolio’s weighted average yield.

As depicted on the rate/volume analysis table below, the increased volume of average earning assets on the balance sheet during 2008 contributed $5,483 to the increase in interest income compared with 2007, but this increase was largely offset by a decline of $3,454 attributed to the impact of the lower weighted average earning asset yield.

For the year ended December 31, 2007, total interest income, on a fully tax-equivalent basis, amounted to $52,464, compared with $46,971 in 2006, representing an increase of $5,493, or 11.7%.

 The increase in 2007 interest income compared with 2006 was principally attributed to average earning asset growth of $52,888 or 7.0%, combined with a 28 basis point increase in the weighted average earning asset yield. Interest income from loans increased $2,541, or 7.2%, attributed to average loan growth of $20,583 or 3.8%, and an increase in the weighted average loan portfolio yield of 22 basis points, compared with 2006. Interest income from securities increased $2,821, or 26.4%, which was attributed to average securities growth of $31,930 or 16.0%, and an increase in the weighted average securities portfolio yield of 48 basis points, compared with 2006. The increase in the weighted average yield on the securities portfolio principally reflected the restructuring of a portion of the securities portfolio in 2007 and the availability of higher market yields during certain periods in 2007 compared with prior years.

As depicted on the rate / volume analysis table below, the increased volume of average earning assets on the balance sheet during 2007 contributed $3,009 to the increase in interest income compared with 2006, while the increase attributed to the impact of a higher weighted average earning assets yield amounted to $2,484.

Interest Expense: For the year ended December 31, 2008, total interest expense amounted to $26,403, compared with $28,906 in 2007, representing a decline of $2,503, or 8.7%.

The 2008 increase in total interest expense compared with 2007 was principally attributed to an $83,541 or 11.6% increase in average interest bearing liabilities, largely offset by a 74 basis point decline in the weighted average interest rate paid on interest bearing liabilities.

For the year ended December 31, 2008, the weighted average cost of borrowed funds declined 83 basis points to 3.29%, while the weighted average cost of interest bearing deposits declined 66 basis points to 2.89%, compared with 2007. The foregoing declines principally resulted from lower market interest rates in 2008 compared with 2007. The decline in the weighted average cost of borrowed funds outpaced the decline in the weighted average cost of interest bearing deposits, reflecting the shorter maturities of the Bank’s borrowing base as rates began declining, combined with highly competitive market pricing pressures for deposits in the markets served by the Bank.

As depicted on the rate/volume analysis table below, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $5,772 to the 2008 decline in interest expense, but this was largely offset by an increase of $3,269 attributed to the impact of the increased volume of average interest bearing liabilities compared with 2007.

For the year ended December 31, 2007, total interest expense amounted to $28,906, compared with $24,449 in 2006, representing an increase of $4,457, or 18.2%.

The increase in 2007 interest expense compared with 2006 was principally attributed to a $47,621 or 7.1% increase in average interest bearing liabilities, combined with a 38 basis point increase in the weighted average rate paid on interest bearing liabilities. The increase in the weighted average cost of interest bearing deposits outpaced the weighted average cost of borrowed funds by 36 basis points, reflecting the upward re-pricing of certain maturity time deposits, highly competitive market pricing pressures for deposits in general, and a higher utilization of brokered time deposits. Given the highly competitive market pricing pressures and the need to strengthen customer relationships, during 2007 the Bank more closely followed the market with respect to the upward pricing and re-pricing of maturity and non-maturity deposits.

The weighted average cost of interest bearing deposits amounted to 3.55% in 2007, compared with 3.04% in 2006, representing an increase of 51 basis points. The weighted average cost of borrowings amounted to 4.87% in 2007, compared with 4.72% in 2006, representing an increase of 15 basis points.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008 VERSUS DECEMBER 31, 2007
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change
ASSETS
Loans (1,3)	$3,395	$(3,661)	$ (266)
Taxable securities (2)	1,296	580	1,876
Non-taxable securities (2,3)	692	41	733
Investment in Federal Home Loan Bank stock	86	(373)	(287)
Fed funds sold, money market funds, and time deposits with other banks	14	(41)	(27)
Total Earning Assets	5,483	(3,454)	2,029

LIABILITIES AND SHAREHOLDERS EQUITY
Interest bearing deposits	2,181	(3,427)	(1,246)
Borrowings	1,088	(2,345)	(1,257)
Total Interest Bearing Liabilities	3,269	(5,772)	(2,503)

Net Change In Net Interest Income (3)	$2,214	$ 2,318	$ 4,532

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
FOR THE YEAR ENDED DECEMBER 31, 2007 VERSUS DECEMBER 31, 2006
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change
ASSETS
Loans (1,3)	$1,381	$1,160	$2,541
Taxable securities (2)	2,110	1,260	3,370
Non-taxable securities (2,3)	(504)	(45)	(549)
Total Securities	24	106	130
Fed funds sold, money market funds, and time deposits with other banks	(2)	3	1
Total Earning Assets	3,009	2,484	5,493

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	920	2,263	3,183
Securities sold under repurchase agreements and fed funds purchased	53	106	159
Other borrowings	837	278	1,115
Total Interest Bearing Liabilities	$1,810	$2,647	$4,457

Net Change In Net Interest Income (3)	$1,199	$ (163)	$1,036

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

For the year ended December 31, 2008, the Bank recorded a provision for loan losses ("provision") of $1,995, compared with $456 in 2007, representing an increase of $1,539, or 337.5%. The increase in the provision was largely attributed to the increase in net loan charge-offs, growth in the loan portfolio, generally declining real estate values in much of the Bank’s market area, and other qualitative and environmental considerations.

The Bank’s non-performing loans remained at relatively low levels at December 31, 2008, representing $4,404 or 0.70% of total loans, compared with $2,062 or 0.36% of total loans at December 31, 2007. The allowance expressed as a percentage of non-performing loans stood at 124% at December 30, 2008, compared with 230% at December 31, 2007.

Net charge-offs amounted to $1,292 in 2008, or net charge-offs to average loans outstanding of 0.21%, compared with $238, or net charge-offs to average loans outstanding of 0.04%, in 2007. Two problem loans were accountable for $1,094, or 84.7%, of the 2008 net loan charge-offs.

For the year ended December 31, 2007, the Bank recorded a provision of $456, compared with $131 in 2006, representing an increase of $325, or 248.1%. The increase in the 2007 provision principally reflected the growth in the total loan portfolio and, the increase in non-performing loans, and other qualitative and environmental considerations.

The Bank’s non-performing loans remained at low levels during 2007, despite a moderate increase from 2006. At December 31, 2007, total non-performing loans amounted to $2,062, or 0.36% of total loans, compared with $628 or 0.11% at December 31, 2006. The allowance expressed as a percentage of non-performing loans amounted to 230% at December 31, 2007, compared with 721% at December 31, 2006.

The Bank enjoyed low loan loss experience in 2007, with net loan charge-offs amounting to $238, or net charge-offs to average loans outstanding of 0.04%, compared with $253 or net charge-offs to average loans outstanding of 0.05% in 2006.

Refer to Part II, Item 7, Allowance for Loan Losses, in this Annual Report on Form 10-K for further discussion and analysis regarding the provision for loan losses.

Non-Interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the year ended December 31, 2008, total non-interest income amounted to $6,432, compared with $5,929 in 2007, representing an increase of $503, or 8.5%.

For the year ended December 31, 2007, total non-interest income amounted to $5,929, compared with $6,876 in 2006, representing a decline of $947 or 13.8%.

Factors contributing to the 2008 and 2007 changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Financial Services Income: Income from trust and financial services represented 39.1% of the Company’s total non-interest income in 2008, compared with 39.4% and 30.5% in 2007 and 2006, respectively.

Income from trust and financial services is principally derived from fee income based on a percentage of the market value of client assets under management and held in custody and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the year ended December 31, 2008, income generated from trust and financial services amounted to $2,513, compared with $2,335 in 2007, representing an increase of $178, or 7.6%. Revenue generated from third party brokerage activities posted meaningful increases, which were principally attributed to staff additions and new client relationships. Revenue from trust and investment management activities declined 4.8% in 2008, principally reflecting declining market values of assets under management and held in custody.

At December 31, 2008, total assets under management at Trust Services stood at $230,223, compared with $278,227 at December 31, 2007, representing a decline of $48,004 or 17.3%. The decline in assets under management was principally reflective of the broad declines experienced by the equity markets in general during 2008, offset in part by new managed asset accounts.

For the year ended December 31, 2007, income generated from trust and financial services amounted to $2,335, compared with $2,096 in 2006, representing an increase of $239, or 11.4%. The 2007 increase in fee income from trust and financial services was principally attributed to the growth of the managed assets portfolio at Trust Services. At December 31, 2007, total assets under management stood at $278,227, compared with $252,057 at December 31, 2006, representing an increase of $26,170, or 10.4%.

Service Charges on Deposit Accounts: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, automated teller machine ("ATM") fees and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 24.8% of total 2008 non-interest income, compared with 27.4% and 22.7% in 2007 and 2006, respectively.

For the year ended December 31, 2008, income generated from service charges on deposit accounts amounted to $1,594, compared with $1,624 in 2007, representing a decline of $30, or 1.8%. The 2008 decline in service charges on deposit accounts was principally attributed to relatively small declines in deposit account overdraft activity compared with 2007, combined with the fact that the Bank has not increased its deposit account fee amounts charged to customers since early 2007.

For the year ended December 31, 2007, income generated from service charges on deposit accounts amounted to $1,624, compared with $1,559 in 2006, representing an increase of $65, or 4.2%. The 2007 increase in service charges on deposits compared with 2006 was principally attributed to the continued growth of the Bank’s retail, non-maturity deposit account base and, to a lesser extent, increased ATM fees reflecting a relatively strong tourist season in the markets served by the Bank.

Credit and Debit Card Service Charges and Fees: This income is principally derived from the Bank’s merchant credit card transaction processing services, its Visa debit card product and, to a lesser extent, fees associated with its Visa credit card portfolio. Historically, the Bank’s merchant credit card activities have been highly seasonal in nature with transaction and fee income volumes peaking in summer and autumn, while declining in winter and spring. Income from credit and debit card service charges and fees represented 31.8% of total 2008 non-interest income, compared with 35.4% and 26.3% in 2007 and 2006, respectively.

For the year ended December 31, 2008, income generated from credit and debit card service charges and fees amounted to $2,044, compared with $2,100 in 2007, representing a decline of $56, or 2.7%. The 2008 decline in credit and debit card service charges and fees principally reflected the Bank’s sale of its merchant credit card processing portfolio and its Visa credit card portfolio in the fourth quarter, the details of which are fully enumerated below. This decline was largely offset by 2008 increases in debit card fees, principally reflecting the ongoing growth in the Bank’s demand deposits accounts base, combined with a new program introduced in 2007 that offers rewards for certain debit card transactions.

For the year ended December 31, 2007, income generated from credit and debit card service charges and fees amounted to $2,100, compared with $1,812 in 2006, representing an increase of $288 or 15.9%. The 2007 increase in credit and debit card service charges and fees compared with 2006 was principally attributed to an increase in debit card fees, reflecting the ongoing growth of the Bank’s non-maturity deposit account base, combined with the highly successful introduction of a new deposit product that offers rewards for debit card transactions. Merchant credit card processing fees also posted an increase, reflecting new business and higher merchant credit card processing volumes compared with 2006.

As previously reported by the Company on October 3, 2008, the Bank entered into a definitive Merchant Portfolio Purchase Agreement (the "Purchase Agreement") with TransFirst, LLC, a Delaware limited liability company ("TransFirst") and Columbus Bank and Trust Company, a Georgia state banking corporation ("Columbus Bank"). On the same date, September 30, 2008, the Bank also entered into a definitive Referral and Sales Agreement ("RSA") with TransFirst. Pursuant to the Purchase Agreement, the Bank sold and assigned, and Columbus as "Transferee" assumed, a mutually agreed list of assets comprised of certain Bank merchant processing agreements and the Bank’s rights under those agreements, including the Bank’s books and records reasonably required to manage and monitor the Bank’s card processing services and other obligations under the transferred merchant agreements (collectively the "Purchased Assets"). The Purchased Assets include those merchant agreements between the Bank and merchants that govern the merchant’s participation in the Bank’s merchant program for credit or debit card processing services. The legal transfer of the Purchased Assets occurred on November 1, 2008 (the "Transfer Date"), at which time TransFirst began the conversion of the transferred merchants and related accounts to the purchaser’s processing systems. This conversion was completed in February 2009. In consideration of the sale of the Purchased Assets, TransFirst paid to the Bank on the Transfer Date $250 (the "Purchase Price"). This amount is included in other operating income in the Company’s consolidated statement of income, net of Broker and de-conversion fees of $147.

The RSA is effective as of November 1, 2008. Under the RSA, the Bank has agreed to refer its current and prospective merchant customers exclusively to TransFirst for all payment processing services. The RSA has an initial ten (10) year term with recurring one (1) year renewals thereafter, unless terminated by either party or notice of non-renewal is provided by either party. In consideration for performance of its obligations under the RSA, TransFirst has agreed to pay to the Bank: (i) a monthly cash installment payment of $16, payable in arrears, for sixty (60) consecutive months beginning November 1, 2008, with the first monthly payment for November 2008 payable on December 1, 2008; (ii) ten percent (10%) of net revenues paid for Payment Processing Services by merchants who were part of the merchant portfolio purchased by TransFirst under the Purchase Agreement; (iii) twenty percent (20%) of net revenues paid for Payment Processing Services by merchants referred to TransFirst by the bank under the RSA; and (iv) 5% of net revenues paid for Payment Processing Services by merchants otherwise solicited by TransFirst under the RSA. In addition, TransFirst will pay the Bank a nominal referral fee for each merchant referred to TransFirst by the Bank that commences Payment Processing Services through TransFirst (not including those merchants that are part of the merchant portfolio purchased by TransFirst pursuant to the Purchase Agreement), and a fee of One Dollar ($1.00) for each cash advance transaction processed by TransFirst for the Bank.

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

As previously reported by the Company on December 5, 2008, the Bank entered into a definitive Credit Card Account Purchase Agreement (the "Agreement") with U.S. Bank National Association, D/B/A Elan Financial Services ("Elan"). Under the terms of the Agreement, the Bank agreed to sell and transfer and Elan agreed to purchase and assume all of the Bank’s individual and business revolving credit card line accounts as of November 30, 2008. The cash consideration provided to the Bank with respect to the sale is equivalent to approximately $2,070, which represented 100% of the principal balances of the accounts sold as of November 30, 2008, plus a premium on such balances of approximately $166. The premium received on the sale of the Bank’s credit card line accounts is included in other operating income on the Company’s consolidated statement of income, net of de-conversion fees of $55.

Company management believes that any loss of the credit card portfolio’s contribution to the Company’s profitability going forward is not material and will be largely offset by income from certain credit card revenue-sharing and joint marketing arrangements entered into with Elan in connection with the Agreement. Company management does not expect the sale to result in a significant change in net income from ongoing operations in the near term. Company management anticipates the Company’s longer-term profitability may be favorably impacted if Elan is able to increase credit card penetration usage, although no assurance can be provided in that regard.

Net Securities Gains (Losses): For the year ended December 31, 2008 net securities losses amounted to $831, compared with net securities losses of $671 in 2007, representing an increase in net securities losses of $160, or 23.8%.

The $831 in 2008 net securities losses were comprised of other-than-temporary securities impairment losses of $1,435, largely offset by realized gains on the sale of securities amounting to $604.

For further information about the other-than-temporary securities impairment losses recorded in 2008, refer above in this Report to Part II, Item 7, "Securities" and "Impaired Securities".

For the year ended December 31, 2007, net securities losses amounted to $671, compared with net securities gains of $755 in 2006, representing a decline of $1,426 or 188.9%.

In April 2007, the Company’s Board of Directors approved the restructuring of a portion of the Bank’s securities portfolio through the sale of $43,337 of its aggregate $227,473 available for sale securities. Since the Company no longer had the intent to hold these securities until a recovery of their amortized cost, which may be at maturity, the Company recorded an adjustment to write down these securities to fair value at March 31, 2007, resulting in a pre-tax impairment loss of $1,162 included in first quarter 2007 earnings as a reduction of non-interest income. The Company’s primary objectives were to improve future period earnings and provide a means to more effectively respond to current and future yield curve environments.

The $671 in net securities losses recorded in 2007 were comprised of securities impairment losses of $1,162 and realized losses of $150 on the sale of securities, offset in part by realized gains on the sale of securities amounting to $641.

Other Operating Income: Other operating income represented 13.7% of total 2008 non-interest income, compared with 5.5% and 6.3% in 2007 and 2006, respectively.

For the year ended December 31, 2008, total other operating income amounted to $880, compared with $326 in 2007, representing an increase of $554, or 169.9%.

The increase in 2008 other operating income was attributed, in part, to a $313 gain recorded in the first quarter of 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering. As previously reported in connection with the Bank’s merchant services and Visa credit card business, prior to September 2007 the Bank was a member of Visa U.S.A. Inc. Card Association. As a part of the Visa Inc. reorganization in 2007, (the "Visa Reorganization"), the Bank received its proportionate number of Class U.S.A. shares of Visa Inc. common stock, or 20,187 shares.

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

Also included in 2008 other operating income were the previously discussed net gains from the sale of the Bank’s merchant credit card processing portfolio and the net gains from the sale of the Bank’s Visa credit card portfolio and associated lines of credit. Combined, these net gains amounted to $214.

Other operating income also includes income from bank-owned life insurance ("BOLI"), representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies.

For the year ended December 31, 2007 total other operating income amounted to $326, compared with $432 in 2006, representing a decline of $106 or 24.5%. The decline in 2007 other operating income compared with 2006 was attributed to a $150 gain on the sale of a parcel of real estate adjacent to the Bank’s Southwest Harbor, Maine branch office recorded in 2006.

Non-interest Expense

For the year ended December 31, 2008, total non-interest expense amounted to $20,513, compared with $18,201 in 2007, representing an increase of $2,312, or 12.7%.

For the year ended December 31, 2007, total non-interest expense amounted to $18,201, compared with $18,677 in 2006, representing a decline of $476 or 2.5%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the year ended December 31, 2008, total salaries and employee benefit expenses amounted to $10,827, compared with $9,368 in 2007, representing an increase of $1,459, or 15.6%.

The 2008 increase in salaries and employee benefits were attributed to a variety of factors including strategic additions to staff, normal increases in base salaries, increased employee benefit costs, higher levels of incentive compensation, and certain employee severance payments.

For the year ended December 31, 2007, total salaries and employee benefit expenses amounted to $9,368, compared with $9,292 in 2006, representing an increase of $76 or 0.8%.

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

Occupancy Expenses: For the year ended December 31, 2008, total occupancy expense amounted to $1,387, compared with $1,275 in 2007, representing an increase of $112, or 8.8%. The increase in occupancy was principally attributed higher fuel and utilities prices during 2008 compared with 2007. Groundskeeping and snow removal expenses at the Bank’s twelve branch office locations also posted moderate increases in 2008 compared with 2007.

For the year ended December 31, 2007, total occupancy expense amounted to $1,275, compared with $1,303 in 2006, representing a decline of $28 or 2.1%. The $28 decline in 2007 occupancy expenses compared with 2006 was principally attributed to small declines in a variety of expense categories including utilities and groundskeeping.

Furniture and Equipment Expenses: For the year ended December 31, 2008, total furniture and equipment expense amounted to $1,539, compared with $1,718 in 2007, representing a decline of $179, or 10.4%. The decline in 2008 furniture and equipment expenses compared with 2007 was principally attributed to declines in depreciation expense, maintenance contract expenses, and personal property taxes.

For the year ended December 31, 2007, total furniture and equipment expense amounted to $1,718, compared with $1,844 in 2006, representing a decline of $126, or 6.8%. The decline in 2007 furniture and equipment expense compared with 2006 was attributed to declines in a variety of expense categories including depreciation expense, maintenance contract expenses, miscellaneous equipment purchases and repairs, and personal property taxes. The decline also reflected certain expenses associated with the Bank’s major renovation and opening of a new branch office in the community of Somesville, Maine in 2006.

Credit and Debit Card Expenses: Credit and debit card expenses principally relate to the Bank’s merchant credit and debit card processing activities, Visa debit card processing expenses and, to a lesser extent, its Visa credit card portfolio.

For the year ended December 31, 2008, total credit and debit card expenses amounted to $1,416, compared with $1,469 in 2007, representing a decline of $53, or 3.61%.

The 2008 decline in credit and debit card expenses compared with 2007 principally reflected the Bank’s sale of its merchant credit card processing portfolio and its Visa credit card portfolio in the fourth quarter, the details of which are fully enumerated above. This decline was offset in part by a 2008 increase in debit card expenses, principally reflecting the ongoing growth in the Bank’s demand deposits accounts base, combined with a new program introduced in 2007 that offers rewards for certain debit card transactions. Credit and debit card expenses also included the costs incurred during the first half of 2008 associated with the voluntary re-issuance of a large number of credit and debit cards that were compromised in the widely-publicized Hannaford Bros. Supermarket data breach.

For the year ended December 31, 2007, total credit and debit card expenses amounted to $1,469, compared with $1,314 in 2006, representing an increase of $155 or 11.8%. The increase in 2007 credit and debit card expenses compared with 2006 was principally attributed to increases in the volume of debit card transactions, reflecting the growth of the Bank’s retail checking account base and the introduction of a new deposit product that provides customer rewards for debit card activity. Merchant credit card processing fees were also moderately higher in 2007, principally reflecting higher merchant credit card processing volumes compared with 2006. The 2007 increases in credit and debit card expenses were less than the related increases in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

Other Operating Expenses: For the year ended December 31, 2008, total other operating expense amounted to $5,344, compared with $5,203 in 2007, representing an increase of $141, or 2.71%. The increase in 2008 other operating expenses compared with 2007 was attributed to a variety of factors including increases in charitable contributions, FDIC deposit insurance assessments, professional services, marketing expenses, staff development costs and regulatory examination expenses. These increases were partially offset by declines in courier services, and telecommunications costs. The decline in courier services was principally attributed to the mid 2007 implementation of remote image item capture technology in all of the Bank’s branch office locations.

Also included in 2008 other operating expenses was a $128 reduction in the Company’s liability related to the Visa Reorganization and the Visa Inc. initial public offering . As previously reported in Part II, Item 7 of the Company’s 2007 Annual Report on Form 10-K, as a former member of Visa, the Bank has an obligation to indemnify Visa U.S.A. under its bylaws and Visa Inc. under a retrospective responsibility plan, approved as part of the Visa Reorganization, for contingent losses in connection with covered litigation (the "Visa Indemnification") disclosed in Visa Inc.’s public filings with the SEC, based on its membership proportion. The Bank is not a party to the lawsuits brought against Visa U.S.A. In 2007 the Bank recorded a $243 liability in connection with the Visa Indemnification. The Company recognizes its portion of the Visa Indemnification at the estimated fair value of such obligation in accordance with FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

For the year ended December 31, 2007, total other operating expenses amounted to $5,203, compared with $4,924 in 2006, representing an increase of $279 or 5.7%. The $279 increase in 2007 other operating expenses compared with 2006 was principally attributed to the recording of a $243 liability ("litigation accrual") related to the Bank’s membership interest in Visa Inc., as discussed immediately above.

Excluding the $243 Visa litigation accrual, other operating expenses totaled $4,960 for the year ended December 31, 2007, compared with $4,924 in 2006, representing an increase of $36, or 0.7%. The increase was principally attributed to moderate increases in a variety of expense categories including telecommunications, charitable contributions and loan collections expense, largely offset by declines in marketing, training, software depreciation, and courier expenses.

Income Taxes

For the year ended December 31, 2008, total income taxes amounted to $3,384, compared with $3,020 in 2007, representing an increase of $364, or 12.1%.

For the year ended December 31, 2007, total income taxes amounted to $3,020, compared with $2,885 in 2006, representing an increase of $135, or 4.7%.

The Company’s effective income tax rate in 2008 amounted to 30.4%, compared with 29.7% and 29.5% in 2007 and 2006, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax-exempt income on certain investment securities, loans and bank owned life insurance.

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

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates and the U.S. Treasury yield curve may no necessarily move in the same direction or in the same magnitude as inflation.

While the financial nature of the Company’s consolidated balance sheets and statements of income is more clearly affected by changes in interest rates than by inflation, inflation does affect the Company because as prices increase the money supply tends to increase, the size of loans requested tends to increase, total Company assets increase, and interest rates are affected by inflationary expectations. In addition, operating expenses tend to increase without a corresponding increase in productivity. There is no precise method, however, to measure the effect of inflation on the Company’s financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation.

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

Non-controlling interests in Consolidated Financial Statements: In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 also amends SFAS No. 128, "Earnings per Share," so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008 (January 1, 2009 for the Company) and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 did not an impact on the Company’s consolidated financial condition or results of operations.

Disclosures About Derivative Instruments and Hedging Activities: In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related features in derivative agreements. SFAS No. 161 must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company). SFAS No.161 did not have a significant impact on the Company's consolidated results of operation or financial condition.

Determining the Useful Life of Intangible Assets: In April 2008, the FASB issued FASB Staff Position ("FSP") FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles: In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the "GAAP hierarchy"). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." SFAS No.162 is not expected to have a significant impact on the Company's consolidated results of operation or financial condition.

Impairment Guidance: In January 2009, the FASB issued FSP EITF 99-20-01, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP EITF 99-20-01"). The objective of FSP EITF 99-20-01 is to achieve more consistency in the determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-01 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and other related guidance. The adoption of FSP EITF 99-20-01, which was effective for the Company on December 31, 2008, was not material to the Company’s consolidated financial statements.

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

The Bank's interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by the Bank’s ALCO and Board of Directors.

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

The Bank’s static interest rate sensitivity gap is summarized below:

INTEREST RATE RISK
CUMULATIVE STATIC GAP POSITION
December 31, 2008 and 2007

	One Day To Six Months	Over Six Months To One Year	Over One Year

December 31, 2008	$ 79,467	$133,823	$194,616
December 31, 2007	$ (66,095)	$ (49,609)	$123,183
Change ($)	$145,562	$183,432	$ 71,433

The Bank’s December 31, 2008 cumulative interest rate risk sensitivity static gap position indicated that the Bank’s balance sheet was asset sensitive over the twelve-month horizon and beyond.

Comparing 2008 with 2007, the liability sensitivity of the Bank’s balance at December 31, 2007 changed to an asset sensitive position at December 31, 2008. Changes in the Bank’s cumulative static gap position from the prior year principally reflected higher levels of longer term funding, and overall changes in the maturity and re-pricing mix of earning assets and interest bearing liabilities. Pursuant to the Bank’s asset and liability management strategy, management extended the maturities on a portion of its wholesale funding base during 2008, in order to lessen the Bank’s exposure to rising interest rates. In addition, a portion of the Bank’s fixed rate loan portfolios migrated to variable rates during 2008, further increasing the asset sensitivity of the Bank’s balance sheet.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2008, over one and two year horizons and under different interest rate scenarios. In light of the prevailing Federal Funds rate of 0.25% and the five-year U.S. Treasury note of 1.55% at December 31, 2008, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points as would traditionally be the case. The table also summarizes net interest income sensitivity under a non-parallel shift in the yield curve, whereby short term rates increase by 200 basis points.

INTEREST RATE RISK
CHANGES IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
DECEMBER 31, 2008

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Short-term Rates
Year 1
Net interest income	$88	($298)	($1,239)
% change	0.29%	(0.99%)	(4.12%)
Year 2
Net Int Income	($887)	$1,629	$1,998
% change	(2.95%)	5.42%	(6.64%)

During 2008, the interest rate risk profile of the Bank’s balance sheet became less liability sensitive than exhibited over the past few years. This was principally attributed to the extension of FHLB borrowings into longer-term maturities out to five years, as well as adding longer-term certificates of deposit to the Bank’s balance sheet. These actions were taken to protect the Bank’s net interest margin and net interest income in a rising rate environment, at times when borrowing costs were at cyclical lows. Also impacting the liability sensitivity of the Bank’s December 31, 2008 balance sheet was the renegotiation of certain fixed rate loans to variable rate, combined with a proportionately higher level of new variable rate loans added to the balance sheet during 2008.

As more fully discussed below, the December 31, 2008 interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the one-year horizon and is favorably positioned for parallel increases in short-term and or long-term interest rates over the two-year horizon.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will trend moderately upward over the one and two-year horizons and beyond. The upward trend principally results from funding costs rolling over at current lower interest rates while earning asset yields remain relatively stable.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will increase slightly over the one year horizon, and will show a moderate decline over the two year horizon. The simulation model suggests that in a falling rate environment net interest income will initial trend in line with the base case scenario, as reductions in funding costs essentially offset lower earning asset yields. Over the two year horizon, the interest rate sensitivity simulation model suggests the net interest margin will be pressured by accelerated cash flows on fixed rate earning assets and the re-pricing of the Bank’s variable rate earning asset base. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a smaller decline in net interest income over the two year horizon. Management anticipates that continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points, and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will post a moderate decline over the twelve month horizon, then begin a steady recovery over the two year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price more quickly than its earning asset portfolios, causing a moderate decline in net interest income over the twelve month horizon. As funding costs begin to stabilize early in the second year of the simulation, the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and improving levels of net interest income over the two year horizon and beyond. Management believes strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one year horizon should short-term and long-term interest rates rise in parallel. Over the two year horizon and beyond, management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income. Management also believes that, based on a variety of current economic indicators, it is not likely the Federal Reserve will increase short-term interest rates any time in the near future.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. Given the overall state of the economy and the historic trauma in the financial markets at December 31, 2008, management modeled an alternative future interest rate scenario and the anticipated impact on net interest income. Assuming the Bank’s balance sheet structure and size remain at current levels, with the short-term Federal Funds interest rate increasing 200 basis points, and with the balance of the yield curve returning to its historical ten-year average, the interest rate sensitivity model suggests that net interest income will decline over the twelve month horizon and this decline will continue over the twenty-four month horizon. The model indicates that funding costs will show significant increases over the twelve and twenty-four month horizons, while earning asset yields will increase moderately. Management believes that strong earning asset growth will be required to meaningfully increase net interest income should interest rates increase 200 basis points in parallel. Management also believes that, based on a variety of current economic indicators, it is not likely the Federal Reserve will increase short-term interest rates any time in the near future. Notwithstanding this consideration, management has the ability to respond to anticipated or potential changes in interest rates in order to protect future levels of net interest income. For example, to protect against rising interest rates, longer term funding, which is currently at cyclical interest rate lows, could be added to the balance sheet as short-term funding maturities come due.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2008, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

The following table summarizes the Bank’s net interest income sensitivity analysis that was prepared as of December 31, 2007, over one and two-year horizons assuming 200 basis point parallel shifts in the yield curve. The table also summarized net interest income sensitivity under a non-parallel shift in the yield curve, whereby short-term rates declined by 200 basis points.

 INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
DECEMBER 31, 2007

	-200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	-200 Basis Points Short-term Rates
Year 1
Net interest income change ($)	$ 932	$(1,555)	$1,711
Net interest income change (%)	3.57%	(5.69%)	6.56%

Year 2
Net interest income change ($)	$1,455	$(1,964)	$4,883
Net interest income change (%)	5.58%	(7.53%)	18.72%

During 2008, the short-term Federal Funds interest rate declined 400 basis points and the benchmark 10-year U.S. Treasury note declined 181 basis points. As had been largely anticipated by management through use of the interest rate sensitivity model in a declining interest rate environment, the Bank’s net interest margin increased 22 basis points in 2008, and materially contributed to the $4,288 increase in 2008 net interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bar Harbor Bankshares:

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 16, 2009

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(in thousands, except share data)

	December 31, 2008	December 31, 2007
Assets
Cash and due from banks	$ 9,041	$ 7,726
Overnight interest bearing money market funds	1	5
Total cash and cash equivalents	9,042	7,731
Securities available for sale, at fair value	290,502	264,617
Federal Home Loan Bank stock	14,796	13,156
Loans	633,603	579,711
Allowance for loan losses	(5,446)	(4,743)
Loans, net of allowance for loan losses	628,157	574,968
Premises and equipment, net	10,854	10,795
Goodwill	3,158	3,158
Bank owned life insurance	6,573	6,340
Other assets	9,206	8,707
TOTAL ASSETS	$972,288	$889,472

Liabilities
Demand and other non-interest bearing deposits	$ 57,954	$ 65,161
NOW accounts	67,747	67,050
Savings and money market deposits	163,780	163,009
Time deposits	200,206	140,204
Brokered time deposits	88,506	103,692
Total deposits	578,193	539,116
Short-term borrowings	121,672	148,246
Long-term advances from Federal Home Loan Bank	197,231	130,607
Junior subordinated debentures	5,000	---
Other liabilities	4,747	5,529
TOTAL LIABILITIES	906,843	823,498

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at December 31, 2008 and December 31, 2007	7,287	7,287
Surplus	4,903	4,668
Retained earnings	67,908	63,292
Accumulated other comprehensive (loss) income:
Prior service cost and unamortized net actuarial gains/losses on employee benefit plans, net of tax of ($59) and ($64), at December 31, 2008 and December 31, 2007, respectively	(115)	(124)
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($573) and $616, at December 31, 2008 and December 31, 2007, respectively	(1,149)	1,196
Net unrealized appreciation (depreciation) on derivative instruments, net of tax of $382 and $24 at December 31, 2008 and December 31, 2007, respectively	740	46
Total accumulated other comprehensive (loss) income	(524)	1,118
Less: cost of 769,635 and 640,951 shares of treasury stock at December 31, 2008
and December 31, 2007, respectively	(14,129)	(10,391)

TOTAL SHAREHOLDERS' EQUITY	65,445	65,974

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$972,288	$889,472

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands, except share data)

	2008	2007	2006
Interest and dividend income:
Interest and fees on loans	$ 37,653	$ 37,923	$ 35,388
Interest and dividends on securities	15,941	13,886	10,757
Total interest and dividend income	53,594	51,809	46,145

Interest expense:
Deposits	14,976	16,222	13,039
Short-term borrowings	1,421	5,967	6,359
Long-term debt	10,006	6,717	5,051
Total interest expense	26,403	28,906	24,449

Net interest income	27,191	22,903	21,696
Provision for loan losses	1,995	456	131
Net interest income after provision for loan losses	25,196	22,447	21,565

Non-interest income:
Trust and other financial services	2,513	2,335	2,096
Service charges on deposit accounts	1,594	1,624	1,559
Other service charges, commissions and fees	232	215	222
Credit and debit card service charges and fees	2,044	2,100	1,812
Net securities (losses) gains	(831)	(671)	755
Other operating income	880	326	432
Total non-interest income	6,432	5,929	6,876

Non-interest expense:
Salaries and employee benefits	10,827	9,368	9,292
Postretirement plan settlement	---	(832)	---
Occupancy expense	1,387	1,275	1,303
Furniture and equipment expense	1,539	1,718	1,844
Credit and debit card expenses	1,416	1,469	1,314
Other operating expense	5,344	5,203	4,924
Total non-interest expense	20,513	18,201	18,677

Income before income taxes	11,115	10,175	9,764
Income taxes	3,384	3,020	2,885

Net income	$ 7,731	$ 7,155	$ 6,879

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	2,943,694	3,037,074	3,049,777
Effect of dilutive employee stock options	63,555	75,662	72,048
Diluted	3,007,249	3,112,736	3,121,825

Basic Earnings Per Share	$ 2.63	$ 2.36	$ 2.26
Diluted Earnings Per Share	$ 2.57	$ 2.30	$ 2.20

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands, except share data)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (loss) income	Treasury Stock	Total Shareholders' Equity
Balance December 31, 2005	$7,287	$4,002	$55,181	$(1,738)	$ (8,628)	$56,104
Cumulative effect adjustment from the adoption of SAB No. 108	---	---	331	---	---	331
Adjusted balance December 31, 2005	7,287	4,002	55,512	(1,738)	(8,628)	56,435
Net income	---	---	6,879	---	---	6,879
Total other comprehensive income	---	---	---	629	---	629
Cash dividends declared ($0.905 per share)	---	---	(2,761)	---	---	(2,761)
Purchase of treasury stock (40,270 shares)	---	---	---	---	(1,162)	(1,162)
Stock options exercised (27,756 shares), including related tax effects	---	216	(291)	---	803	728
Recognition of stock option expense	---	147	---	---	---	147
Adjustment for adoption of SFAS No. 158	---	---	---	156	---	156
Balance December 31, 2006	$7,287	$4,365	$59,339	$ (953)	$ (8,987)	$61,051

Balance December 31, 2006	$7,287	$4,365	$59,339	$ (953)	$ (8,987)	$61,051
Net income	---	---	7,155	---	---	7,155
Total other comprehensive income	---	---	---	2,071	---	2,071
Cash dividends declared ($0.955 per share)	---	---	(2,899)	---	---	(2,899)
Purchase of treasury stock (67,599 shares)	---	---	---	---	(2,118)	(2,118)
Stock options exercised (22,817 shares), including related tax effects	---	99	(303)	---	714	510
Recognition of stock option expense	---	204	---	---	---	204
Balance December 31, 2007	$7,287	$4,668	$63,292	$ 1,118	$(10,391)	$65,974

Balance December 31, 2007	$7,287	$4,668	$63,292	$ 1,118	$(10,391)	$65,974
Net income	---	---	7,731	---	---	7,731
Total other comprehensive loss	---	---	---	(1,642)	---	(1,642)
Cash dividends declared ($1.02 per share)	---	---	(3,004)	---	---	(3,004)
Purchase of treasury stock (138,409 shares)	---	---	---	---	(4,028)	(4,028)
Stock options exercised (9,725 shares), including related tax effects	---	31	(111)	---	290	210
Recognition of stock option expense	---	204	---	---	---	204
Balance December 31, 2008	$7,287	$4,903	$67,908	$ (524)	$(14,129)	$65,445

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	2008	2007	2006

Net income	$ 7,731	$7,155	$6,879
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($1,472), $739 and $536, respectively	(2,893)	1,433	1,044
Less reclassification adjustment for net losses (gains) related to securities available for sale included in net income, net of tax of $283, $228, and ($256), respectively	548	443	(499)
Net unrealized appreciation and other amounts for interest rate derivatives, net of tax of $358, $245, and $44, respectively	694	475	84
Reversal of actuarial gain upon postretirement plan settlement, net of tax of $151	---	(289)	---
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $5, $7, and $0, respectively	9	9	---
Total other comprehensive (loss) income	(1,642)	2,071	629
Total comprehensive income	$ 6,089	$9,226	$7,508

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$ 7,731	$ 7,155	$ 6,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,004	1,211	1,280
Amortization of core deposit intangible	67	67	67
Provision for loan losses	1,995	456	131
Net securities losses (gains)	831	671	(755)
Net (accretion) amortization of bond discounts and premiums	(748)	93	282
Recognition of stock option expense	204	204	147
Postretirement plan settlement	---	(832)	---
Net gain on sale of credit card loans	(111)	---	---
Net gain on sale of merchant processing business	(103)	---	---
Net change in other assets	822	(713)	(766)
Net change in other liabilities	(768)	(138)	401
Net cash provided by operating activities	10,924	8,174	7,666

Cash flows from investing activities:
Purchases of securities available for sale	(100,222)	(154,501)	(77,987)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	49,656	50,702	41,283
Proceeds from sales of securities available for sale	21,064	54,513	8,050
Net increase in Federal Home Loan Bank stock	(1,640)	(1,307)	(525)
Proceeds from sale of student loan portfolio	---	2,539	---
Proceeds from sale of credit card and merchant processing business	2,284	---	---
Net loans made to customers	(57,337)	(27,729)	(40,486)
Proceeds from sale of other real estate owned	340	2,539	---
Capital expenditures	(1,063)	(638)	(863)
Net cash used in investing activities	(86,918)	(76,421)	(70,528)

Cash flows from financing activities:
Net increase in deposits	39,077	42,797	50,588
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	(1,177)	7,619	(1,511)
Proceeds from Federal Home Loan Bank advances	97,180	101,000	29,500
Repayments of Federal Home Loan Bank advances	(55,953)	(90,478)	(6,973)
Purchases of treasury stock	(4,028)	(2,118)	(1,162)
Proceeds from issuance of junior subordinated debentures	5,000	---	---
Proceeds from stock option exercises, including excess tax benefits	210	510	728
Payments of dividends	(3,004)	(2,899)	(2,761)
Net cash provided by financing activities	77,305	56,431	68,409

Net increase (decrease) in cash and cash equivalents	1,311	(11,816)	5,547
Cash and cash equivalents at beginning of year	7,731	19,547	14,000
Cash and cash equivalents at end of year	$ 9,042	$ 7,731	$ 19,547

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 26,667	$ 28,194	$ 23,411
Income taxes	3,427	2,712	2,643

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 83	$ 340	$ ---

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

(All dollar amounts expressed in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

The accounting and reporting policies of Bar Harbor Bankshares (the "Company") and its wholly-owned operating subsidiary, Bar Harbor Bank & Trust (the "Bank"), conform to U.S. generally accepted accounting principles and to general practice within the banking industry.

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

The consolidated financial statements include the accounts of Bar Harbor Bankshares and its wholly-owned subsidiary, Bar Harbor Bank & Trust. All significant inter-company balances and transactions have been eliminated in consolidation. Whenever necessary, amounts in the prior years’ financial statements are reclassified to conform to current presentation. Assets held in a fiduciary capacity are not assets of the Company and, accordingly, are not included in the consolidated balance sheets.

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

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash on hand. The required reserve balance at December 31, 2008 and 2007 was $394 and $414, respectively, and was met by holding cash on hand. The Bank’s clearing balance requirement was $150 at December 31, 2008 and 2007.

In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $250 that is insured by the Federal Deposit Insurance Corporation.

Investment Securities: Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" ("HTM") and reflected at amortized cost. Securities not classified as "held-to-maturity" are classified as "available-for-sale" ("AFS"). All securities held at December 31, 2008 and 2007 were classified as AFS. Securities AFS primarily consist of debt securities and mortgage-backed securities, and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Bank does not have a securities trading portfolio or securities held to maturity.

When a decline in the estimated fair value of a security is considered other-than-temporary, the cost basis of the individual security is written down to estimated fair value as the new cost basis and the loss is charged to net securities gains (losses) in the consolidated statements of income.

Premiums and discounts on securities are amortized and accreted over the term of the securities using the interest method. Gains and losses on the sale of securities are recognized at the trade date using the specific-identification method and are shown separately in the consolidated statements of income.

Other-Than-Temporary Impairments on Investment Securities: One of the significant estimates relating to securities is the evaluation of other-than-temporary impairments. If a decline in the fair value of a security is judged to be other-than-temporary, a charge is recorded in net securities gains (losses) equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for impaired available-for-sale securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment security becomes its new cost basis.

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. The Company has a security monitoring process that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis. Based on this evaluation, during the fourth quarter of 2008, the Company concluded that during the fourth quarter of 2008 unrealized losses on available-for-sale securities with an amortized cost of $4,255 had other-than-temporarily impairment of $1,435. The Company also concluded that as of December 31, 2008, the Company’s unrealized losses on available-for-sale securities with an amortized cost of $76,323 were temporarily impaired.

Securities not subject to EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets" ("non-EITF Issue No. 99-20 securities") that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. At December 31, 2008 all of the Company’s temporarily impaired securities were non-EITF Issue No. 99-20 securities. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security (b) the financial condition, credit rating and future prospects of the issuer (c) whether the debtor is current on contractually obligated interest and principal payments (d) the volatility of the securities market price (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of the receipt of all principal and interest due.

For securitized financial assets with contractual cash flows, such as private-label mortgage-backed securities, the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with an economic recession, similar to those the Company believes market participants would use. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate to the extent that the Company does not expect to receive 100% of future contractual principal and interest, an other-than-temporary impairment charge is recognized. The Company also considers its intent and ability to retain a temporarily depressed security until recovery or maturity. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Each quarter, during this analysis, the Company asserts its intent and ability to retain until recovery, which may be to maturity, those securities judged to be temporarily impaired.

Federal Home Loan Bank Stock: The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston.  The FHLB of Boston is a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB of Boston, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  The Bank uses the FHLB of Boston for most of its wholesale funding needs.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value; however, the FHLB recently announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership. The investment in FHLB of Boston stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB of Boston and its overall financial condition. No impairment losses have been recorded through December 31, 2008.

Loans: Loans are carried at the principal amounts outstanding adjusted by partial charge-offs and net deferred loan origination costs or fees.

Interest on loans is accrued and credited to income based on the principal amount of loans outstanding. Residential real estate loans are generally placed on non-accrual status when reaching 90 days past due, or in process of foreclosure, or sooner if judged appropriate by management. All consumer loans are generally placed on non-accrual when reaching 90 days or more past due, or sooner if judged appropriate by management, and any equity line in the process of foreclosure is generally placed on non-accrual status, or sooner if judged appropriate by management. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due. Commercial real estate loans and commercial business loans that are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash, and the loan is in the process of collection. Commercial real estate and commercial business loans may be placed on non-accrual status prior to the 90 days delinquency date if considered appropriate by management. When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

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

The Company evaluates whether the carrying value of its goodwill has become impaired, in which case the value is reduced through a charge to its earnings. Goodwill is evaluated for impairment at least annually, or upon a triggering event as defined by SFAS No. 142, using certain fair value techniques. Goodwill impairment testing is performed at the segment (or "reporting unit") level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to the reporting units, it no longer retains its association with a particular acquisition, and all if the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

The goodwill impairment analysis is a two-step test. The first steps used to identify potential impairment, involves comparing each unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is to measure the amount of impairment.

Identifiable intangible assets, included in other assets on the consolidated balance sheet, consist of core deposit intangibles amortized over their estimated useful lives on a straight-line method, which approximates the amount of economic benefits to Company. These assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," ("SFAS No. 144"), furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.

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

Stock Based Compensation: The Company has a stock option plan, which is described more fully in Note 13. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," the Company expenses the grant date fair value of options granted. The expense is recognized over the vesting periods of the grants.

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

Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" requires employers to recognize the over-funded or under-funded status of defined benefit pension and other postretirement benefit plans as an asset or liability on the balance sheet and to recognize changes in that funded status through other comprehensive income. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit costs are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, which is the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. SFAS 158 was effective for publicly held companies for fiscal years ending after December 15, 2006 (December 31, 2006 for the Company). The adoption of SFAS 158 did not have a significant impact on the Company’s financial condition or results of operations.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This interpretation clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition.

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

The Company’s income tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2008.

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

Note 2: Recently Issued Accounting Pronouncement

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

Non-controlling interests in Consolidated Financial Statements: In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 also amends SFAS No. 128, "Earnings per Share," so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008 (January 1, 2009 for the Company) and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 did not have an impact on the Company’s financial condition or results of operations.

Written Loan Commitments Recorded at Fair Value Through Earnings: In November 2007, the SEC staff issued Staff Accounting Bulletin ("SAB"), No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings."   SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007 (January 1, 2008 for the Company). SAB No. 109 did not have a material impact on the Company’s financial condition or results of operations.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards," which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R). The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. EITF Issue No. 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Retrospective application to previously issued financial statements is prohibited. EITF Issue No. 06-11 did not have an impact on the Company’s financial condition or results of operations.

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

  Securities Available for Sale: Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from independent pricing providers. The fair value measurements used by the pricing providers consider observable data that may include dealer quotes, market maker quotes and live trading systems. If quoted prices are not readily available, fair values are determined using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as market pricing spreads, credit information, callable features, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, default rates, loss severity ratios, credit enhancements, and the securities’ terms and conditions, among other things.
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale	$ ---	$290,502	$ ---	$290,502
Derivative assets	$ ---	$ 1,252	$ ---	$ 1,252

SFAS No. 157 also requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 12/31/08	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/08
Collateral dependent impaired loans	$846	$ ---	$---	$846	$846

Specific allowances for impaired loans are determined in accordance with SFAS No. 114 "Accounting by Creditors For Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." For the year ended December 31, 2008, specific loan loss allowance totaling $380 were established for two collateral dependent impaired commercial loans with principal balances totaling $2,019. This specific loan loss allowances were included in the provision for loan losses during the period in which the allowances were established. During 2008, one of these impaired loans was subsequently charged down to $200, requiring a $564 adjustment to the corresponding loan loss allowance. Company management determined the impairment charges based on the fair values of collateral. These impaired loans were classified as Level 3 for valuation purposes.

The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115," which permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first re-measurement to fair value a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted SFAS 159 and did not elect the fair value option for any financial instrument and accordingly the adoption of this standard had no impact on the Company’s consolidated financial statements.

Disclosures About Derivative Instruments and Hedging Activities: In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related features in derivative agreements. SFAS No. 161 must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company). SFAS No.161 did not have a significant impact on the Company's consolidated results of operation or financial condition.

Determining the Useful Life of Intangible Assets: In April 2008, the FASB issued FASB Staff Position ("FSP") FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles: In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the "GAAP hierarchy"). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." SFAS No.162 is not expected to have a significant impact on the Company's consolidated results of operation or financial condition.

Impairment Guidance: In January 2009, the FASB issued FSP EITF 99-20-01, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP EITF 99-20-01"). The objective of FSP EITF 99-20-01 is to achieve more consistency in the determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-01 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and other related guidance. The adoption of FSP EITF 99-20-01, which was effective for the Company on December 31, 2008, was not material to the Company’s consolidated financial statements.

Note 3: Securities Available For Sale

A summary of the amortized cost and market values of securities available for sale follows:

	December 31, 2008
Available for Sale:	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 700	$ 1	$ ---	$ 701
Mortgage-backed securities:
US Government-sponsored enterprises	172,661	4,874	10	177,525
US Government agency	32,750	961	26	33,685
Private-label	43,579	172	4,193	39,558
Obligations of states and political subdivisions thereof	42,534	166	3,667	39,033
Total	$292,224	$6,174	$7,896	$290,502

*Includes the writedown of securities considered to be other than temporarily impaired at December 31, 2008, with impairment writedowns totaling $1,435.

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Obligations of US Government-sponsored enterprises	$ 17,250	$ 99	$ ---	$ 17,349
Mortgage-backed securities:
US Government-sponsored enterprises	161,057	1,781	120	162,718
US Government agency	10,848	57	36	10,869
Private-label	34,879	105	281	34,703
Obligations of states and political subdivisions thereof	38,771	493	286	38,978
Total	$262,805	$2,535	$723	$264,617

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.

Based on the Company’s evaluation of other than temporary impairment considerations, during the fourth quarter of 2008, the Company concluded that unrealized losses on certain available-for-sale, private-label mortgage-backed securities with an amortized cost of $4,255 were other-than-temporarily impaired, because the Company could no longer conclude that it is probable that it will recover all of its principal and interest. Accordingly, in the fourth quarter, the Company recorded an other-than-temporary impairment charge of $1,435. This charge was recorded as securities losses in the Company’s consolidated statement of income.

The Company also concluded that as of December 31, 2008, the unrealized losses of $7,896 on available-for-sale securities with an amortized cost of $76,323 and a fair value of $68,427, as identified in the table below, were temporarily impaired. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so, through the maturity of the security, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence.

The following tables summarize the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2008 and 2007. All securities referenced are debt securities. At December 31, 2008 and 2007, the Company did not hold any common stock or other equity securities in its securities portfolio.

2008	Less than 12 months			12 months or longer			Total
Description of Securities:	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses

Mortgage-backed securities:
US Government-sponsored Enterprises	$ 2,423	3	$ 7	$ 451	3	$ 3	$ 2,874	6	$ 10
US Government agency	1,660	16	19	230	7	7	1,890	23	26
Private-label	27,140	37	3,560	6,620	23	633	33,760	60	4,193
Obligations of states of the U. S. and political subdivisions thereof	25,975	79	2,330	3,928	18	1,337	29,903	97	3,667
Total	$57,198	135	$5,916	$11,229	51	$1,980	$68,427	186	$7,896

2007	Less than 12 months			12 months or longer			Total
Description of Securities:	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses

Mortgage-backed securities:
US Government-sponsored enterprises	$ 7,948	9	$ 19	$13,321	41	$101	$21,269	50	$120
US Government agency	3,474	12	22	1,109	10	14	4,583	22	36
Private-label	13,841	15	118	9,297	27	163	23,138	42	281
Obligations of states of the U. S. and political subdivisions thereof	12,796	46	216	760	4	70	13,556	50	286
Total	$38,059	82	$375	$24,487	82	$348	$62,546	164	$723

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Mortgage-backed securities issued by U.S. Government-sponsored enterprises: All of these securities were credit rated "AAA" by the major credit rating agencies. The Company believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. The Company attributes the unrealized losses at December 31, 2008 to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2008, or 2007. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
  Mortgage-backed securities issued by U.S. Government agencies: All of these securities were credit rated "AAA" by the major credit rating agencies. The Company believes these securities bear no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at December 31, 2008 to changes in current market yields and spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2008, or 2007. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
  Private-label mortgage-backed securities: The Company attributes the unrealized losses at December 31, 2008 to current market liquidity conditions, massive de-leveraging, risk related market pricing discounts for non-agency mortgage-backed securities, and the historical disruption in the financial markets in general. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows on these securities, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2008, or 2007. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
  Obligations of states of the U.S. and political subdivisions thereof: The Company’s municipal securities are largely insured and are generally supported by the general taxing authority of the municipality and in the cases of school districts, are supported by state aid. At December 31, 2008, and 2007, all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at December 31, 2008 to changes in prevailing market yields and pricing spreads since the date underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, the Company does not consider the Bank’s municipal securities to be other-than-temporarily impaired at December 31, 2008 or 2007. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of December 31, 2008. Actual maturities may differ from the final contractual maturities noted below because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are allocated among the maturity groupings based on their final maturity dates.

	December 31, 2008

Securities Available for Sale	Amortized Cost*	Estimated Fair Value

Due in one year or less	$ 56	$ 56
Due after one year through five years	844	832
Due after five years through ten years	13,164	13,238
Due after ten years	278,160	276,376
	$292,224	$290,502

*includes the writedown of securities considered to be other than temporarily impaired at December 31, 2008 with impairment writedowns totaling $1,435.

Realized Gains and Losses:

The following table summarizes realized gains and losses and other than temporary impairment losses on securities available for sale for the years ended December 31, 2008, 2007 and 2006.

Realized

	Gains	Losses	Other Than Temporary Impairment Losses	Net

2008	$604	$ ---	$1,435	$(831)
2007	$641	$ 150	$1,162	$(671)
2006	$755	$ ---	$ ---	$ 755

Pledged Securities:

At December 31, 2008 and 2007, securities available for sale, at fair value, totaling $59,678 and $49,321, respectively, were pledged as collateral for securities sold under repurchase agreements and for other purposes required by law.

Note 4: Loans

The Company’s lending activities are principally conducted in downeast and midcoast Maine. The following table summarizes the composition of the loan portfolio as of December 31, 2008 and 2007:

	2008	2007

Commercial real estate mortgages	$236,674	$183,663
Commercial and industrial loans	65,717	65,238
Agricultural and other loans to farmers	19,390	15,989
Total commercial loans	321,781	264,890

Residential real estate mortgages	249,543	251,625
Consumer loans	4,773	10,267
Home equity loans	51,095	45,783
Total consumer loans	305,411	307,675

Tax exempt loans	5,358	6,001

Deferred origination costs, net	1,053	1,145
Total loans	633,603	579,711
Allowance for loan losses	(5,446)	(4,743)
Total loans net of allowance for loan losses	$628,157	$574,968

Non-performing Loans: The following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at December 31, 2008, 2007 and 2006.

	2008	2007	2006
Loans accounted for on a non-accrual basis:
Real Estate:
Construction and development	$ 25	$ ---	$---
Residential mortgage	1,722	450	111
Commercial and industrial, and agricultural	2,138	1,598	456
Consumer	16	5	3
Total non-accrual loans	3,901	2,053	570
Accruing loans contractually past due 90 days or more	503	9	58
Total non-performing loans	$4,404	$2,062	$628

During the years ended December 31, 2008, 2007 and 2006, the foregone interest on non-accrual loans amounted to $268, $99, and $49, respectively.

At December 31, 2008, the Bank had $83 of other real estate owned, compared with $340 at December 31, 2007.

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2008 and 2007, loans to the lodging industry amounted to approximately $54,855 and $50,282, respectively.

Loans to Related Parties: In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectibility or incorporate other unfavorable features, and were made under terms that are consistent with the Company’s lending policies.

Loans to related parties at December 31 are summarized below. Balances have been adjusted to reflect changes in status of directors and officers for each year presented.

	2008	2007

Beginning balance	$8,057	$9,050

New loans	---	505
Less: repayments	(497)	(1,498)

Ending balance	$7,560	$8,057

As of December 31, 2008, and 2007, there were no non-performing loans to related parties.

Mortgage Loan Servicing: The Bank, from time to time, will sell mortgage loans to government-sponsored enterprises. The sale of loans allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2008, the unpaid balance of mortgage loans serviced for others totaled $4,575 compared with $5,609 at December 31, 2007. The capitalized mortgage servicing rights related to loans serviced for others is included in other assets on the consolidated balance sheets and is not significant.

Note 5: Allowance For Loan Losses

A summary of changes in the allowance for loan losses for each of the three years ended December 31 follows:

	2008	2007	2006

Balance, beginning of year	$ 4,743	$4,525	$4,647

Provision for loan losses	1,995	456	131
Less: Loans charged off	(1,336)	(303)	(349)
Recoveries on loans previously charged off	44	65	96
Net loans charged off	(1,292)	(238)	(253)

Balance, end of year	$ 5,446	$4,743	$4,525

Impaired Loans: Impaired loans are commercial and commercial real estate loans for which the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, as well as all loans restructured in a troubled debt restructuring, if any. Allowances for losses on impaired loans are determined by the lower of the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or in the case of collateral dependant loans, the lower of the fair value of the collateral, less costs to dispose, and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less cost to sell.

Information pertaining to impaired loans at December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006

Investment in impaired loans	$2,138	$1,598	$456
Portion of impaired loan balance for which
an allowance for loan losses is allocated	$2,138	$1,598	$456
Portion of allowance for loan losses allocated
to the impaired loan balance	$ 176	$ 280	$130
Interest not recorded on impaired loans at year end	$ 263	$ 111	$ 41

During the years ended December 31, 2008, 2007 and 2006, the total average balance of impaired loans amounted to approximately $1,956, $830, and $482, respectively.

There was significant disruption and volatility in the financial and capital markets during the second half of 2008. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis in many domestic markets. These market conditions were attributable to a variety of factors, in particular the fallout associated with the subprime mortgage loans (a type of lending the Company has never actively pursued). This disruption has been exacerbated by the continued decline of the real estate housing market. While the Bank continues to adhere to prudent underwriting standards, as a lender, it may be adversely impacted by general economic weaknesses and, in particular, a sharp downturn in the housing market nationally. Decreases in real estate values could adversely affect the value of property used as collateral for the Bank’s loans. Adverse changes in the economy may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease the Company’s net interest income and adversely impact the Company’s loan loss experience, causing increases in the Bank’s provision for loan losses.

Note 6: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

	2008	2007

Land	$ 2,056	$ 2,056
Buildings and improvements	13,844	13,263
Furniture and equipment	9,649	9,393
Less: accumulated depreciation	(14,695)	(13,917)
Total	$ 10,854	$ 10,795

Depreciation expense amounted to $1,004, $1,211 and $1,280 in 2008, 2007 and 2006, respectively.

Note 7: Goodwill and Other Intangible Assets

Goodwill totaled $3,158 at December 31, 2008 and 2007, and there were no additions or impairments recorded during the years ended December 31, 2008, 2007 or 2006 As a result of recent stock market volatility, especially in the financial services sector, community banking companies have experienced declines in stock market prices. If these declines continue or worsen in 2009, impairment of the Company’s goodwill may occur.

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

A summary of the core deposit intangible asset as of December 31 follows:

(in thousands)	December 31, 2008	December 31, 2007
Core deposit intangibles:
Gross carrying amount	$391	$391
Less: accumulated amortization	324	257
Net carrying amount	$ 67	$134

Amortization expense on core deposit intangible assets is expected to total $67 for 2009.

Note 8: Income Taxes

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the three years ended December 31:

	2008	2007	2006
Current
Federal	$3,943	$2,503	$2,493
State	155	143	135
	4,098	2,646	2,628
Deferred	(714)	374	257
	$3,384	$3,020	$2,885

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 34% to income before taxes) to recorded income tax expense, for each of the three years ended December 31:

	2008	2007	2006

Computed tax expense	$3,779	$3,459	$3,320
Increase (reduction) in income taxes resulting from:
Officers' life insurance	(74)	(71)	(53)
Tax exempt interest	(590)	(416)	(549)
State taxes, net of federal benefit	102	94	89
Other	167	(46)	78
	$3,384	$3,020	$2,885

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $2,379 at December 31, 2008 and $839 at December 31, 2007.

	2008		2007
	Asset	Liability	Asset	Liability

Allowance for losses on loans and
other real estate owned	$1,852	$ ---	$1,612	$ ---
Deferred compensation	989	---	942	---
Unrealized gain or loss on
securities available for sale	573	---	---	616
Unrealized gain or loss
on derivatives	---	382	---	24
Unfunded retirement benefits	59	---	64	---
Depreciation	---	171	---	107
Deferred loan origination costs	---	770	---	826
Write down of impaired investments	488	---	---	---
Other	224	483	285	491

	$4,185	$1,806	$2,903	$2,064

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 9: Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100, was $65,437 and $36,142 at December 31, 2008 and 2007, respectively. At December 31, 2008, the scheduled maturities of jumbo certificates of deposit were as follows:

Three months or less	$27,996
Over three to six months	15,580
Over six to twelve months	13,046
Over twelve months	8,815
$65,437

At December 31, 2008, the scheduled maturities of total time deposits were as follows:

2009	$211,852
2010	28,280
2011	23,584
2012	10,737
2013	14,147
2014 and thereafter	112
Total	$288,712

Note 10: Short-term Borrowings

The Company’s short-term borrowings consist of borrowings from the Federal Home Loan Bank (the "FHLB") and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2008 and 2007.

	2008		2007
	Total Principal	Weighted Average Rate	Total Principal	Weighted Average Rate

Federal Home Loan Bank Advances	$100,303	1.80%	$125,700	4.66%
Securities sold under agreements to repurchase	21,369	2.55%	22,546	3.69%
Total short-term borrowings	$121,672		$148,246

Federal Home Loan Bank Advances

Information concerning short-term Federal Home Loan Bank advances for 2008, 2007, and 2006 is summarized below:

	2008	2007	2006

Average daily balance during the year	$ 73,697	$105,441	$118,709
Maximum month-end balance during the year	$100,303	$160,101	$160,319
Amount outstanding at end of year	$100,303	$125,700	$160,319

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2008, 2007, and 2006 is summarized below:

	2008	2007	2006

Average daily balance during the year	$18,445	$16,106	$14,397
Average interest rate during the year	2.83%	3.26%	2.58%
Maximum month-end balance during the year	$24,178	$22,546	$15,984
Amount outstanding at end of year	$21,369	$22,546	$14,927

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and not under the Bank's control, were as follows at December 31:

	2008	2007	2006

Amortized cost	$42,635	$48,835	$29,419
Estimated fair value	$43,922	$49,280	$28,994

Note 11: Long-term Debt

A summary of long-term debt by contractual maturity is as follows:

December 31, 2008

	Total		Range of
Maturity	Principal	Rate	Interest Rates

2010	$ 29,000	4.62%	2.84% to 5.95%
2011	$ 58,699	4.08%	2.75% to 5.30%
2012	$ 40,552	4.03%	2.99% to 5.07%
2013	$ 37,980	3.77%	3.02% to 4.39%
2014	$ 12,000	4.07%	3.35% to 4.33%
2015 and thereafter	$ 19,000	4.00%	2.25% to 4.70%
Total long-term debt	$197,231

December 31, 2007

	Total		Range of
Maturity	Principal	Rate	Interest Rates

2009	$ 29,413	4.59%	2.69% to 5.30%
2010	$ 26,000	4.81%	3.77% to 5.95%
2011	$ 26,229	5.08%	3.86% to 5.30%
2012	$ 22,965	4.62%	3.60% to 5.07%
2013	---	0.00%	---%
2014 and thereafter	$ 26,000	4.13%	3.35% to 4.50%
Total long-term debt	$130,607

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

The maturity distribution of the long-term debt with callable features was as follows:

December 31, 2008

Maturity	Total Principal	Weighted Average Interest Rate

2010	$12,000	5.34%
2011	10,500	5.20%
2012	21,000	4.60%
2013	7,500	3.73%
2014 and thereafter	31,000	4.03%
Total	$82,000

December 31, 2007

Maturity	Total Principal	Weighted Average Interest Rate

2009	$ 4,000	2.95%
2010	14,000	5.28%
2011	22,500	5.21%
2012	21,000	4.60%
2013 and thereafter	26,000	4.13%
Total	$87,500

At December 31, 2008, and 2007, the Company had $35,000 and $11,000 of long-term debt that was currently callable, respectively. The remaining callable debt has call dates ranging from February 2010 to January 2018.

Junior Subordinated Debentures: In April 2008, the Company’s wholly-owned subsidiary, Bar Harbor Bank & Trust (the "Bank"), issued $5,000 aggregate principal amount of subordinated debentures. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are due in 2023, but are callable by the Bank after five years without penalty. The rate of interest on these debt securities is three month Libor plus 345 basis points. The subordinated debt securities are classified as borrowings on the Company’s consolidated balance sheet. The Company incurred $197 in costs to issue the securities and these costs are being amortized over 15 years using the interest method.

Note 12: Shareholders’ Equity

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2008, the Bank had $10,623 available for dividends that could be paid without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. Management believes, as of December 31, 2008, that the Company and the Bank exceed all capital adequacy requirements to which they are subject. As of December 31, 2008, the most recent notification from the federal regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and

Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s or the Company’s category.

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2008, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2008
Total Capital
(To Risk-Weighted Assets)
Consolidated	$73,191	11.60%	$50,458	8.0%	N/A
Bank	$73,540	11.69%	$50,333	8.0%	$62,917	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$62,745	9.95%	$25,229	4.0%	N/A
Bank	$63,094	10.03%	$25,167	4.0%	$37,750	6.00%
Tier 1Capital
(To Average Assets)
Consolidated	$62,745	6.61%	$37,977	4.0%	N/A
Bank	$63,094	6.65%	$37,944	4.0%	$47,430	5.0%

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2007, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio

As of December 31, 2007
Total Capital
(To Risk-Weighted Assets)
Consolidated	$66,307	11.59%	$45,774	8.0%	N/A
Bank	$66,495	11.64%	$45,706	8.0%	$57,132	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$61,564	10.76%	$22,887	4.0%	N/A
Bank	$64,259	11.25%	$22,853	4.0%	$34,279	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$61,564	7.10%	$34,674	4.0%	N/A
Bank	$64,259	7.44%	$34,541	4.0%	$43,177	5.0%

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase of up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and is authorized to continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of December 31, 2008, the Company had repurchased 61,211 shares of stock under this plan, at a total cost of $1,688 and an average price of $27.58 per share. The Company recorded the repurchased shares as treasury stock. Under the terms of the Purchase Agreement with Treasury in connection with the Company’s participation in the CPP, the Company must have the consent of Treasury to redeem, repurchase, or acquire any shares of Company common stock or other equity or capital securities, other than in connection with employee benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. In January 2009 the Company suspended purchases under the Plan as required under the Purchase Agreement with Treasury in connection with the Company’s participation in the CPP.

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

Note 13: Stock Based Compensation:

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 ("ISOP") for its officers and employees, which provides for the issuance of up to 450,000 shares of common stock. At December 31, 2008, 23,829 shares are still available for future stock option grants. The purchase price of the stock covered by each option shall be at least 100% of the trading value on the date such option is granted. Vesting terms range from three to seven years. No option shall be granted after October 3, 2010, ten years after the effective date of the ISOP.

In 2008 and 2007, the Company recognized $204 and $204, respectively, of share-based compensation in salaries and employee benefits expense.

For the years ended December 31, 2008, 2007, and 2006, the total anti-dilutive stock options amounted to 138, 72, and 81 thousand shares, respectively.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the years ended December 31:

	2008	2007	2006

Risk free interest rate	3.08%	4.64%	4.87%
Expected market volatility factor for the Company's stock	18.82%	18.86%	22.50%
Dividend yield	3.41%	2.99%	2.97%
Expected life of the options (years)	7.0	6.5	7.0
Options granted	27,000	40,700	11,500
Estimated fair value of options granted	$ 4.61	$ 6.27	$ 6.74

The expected market price volatility for the grants during 2008 was determined by using the Company’s historical stock price volatility on a daily basis during the 3-7 year periods ending December 31, 2008, consistent with the expected life of the 2008 options.

Stock Option Activity: A summary status of the ISOP as of December 31, 2008, and changes during the year then ended is presented below:

	Number of Stock Options Outstanding	Exercise Price Range		Weighted Average Exercise Price	Intrinsic Value	Aggregate Intrinsic Value
		From	To
Outstanding at January 1, 2008	277,353	$15.40	$33.00	$21.59
Granted	27,000	$26.60	$31.16	30.55
Exercised	(9,725)	$15.40	$27.77	18.37
Forfeited	(6,056)	$17.75	$29.10	27.32
Outstanding at December 31, 2008	288,572	$15.40	$33.00	$22.42	$5.10	$1,473

Ending vested and expected to vest December 31, 2008	276,147	$15.40	$33.00	$22.06	$5.33	$1,472

Exercisable at December 31, 2008	192,871	$15.40	$33.00	$18.91	$7.44	$1,434

The intrinsic value of the options exercised and cash received by the Company for options exercised for the years ended December 31, 2008, 2007, and 2006, was approximately $72 and $179, $306 and $411 and $370 and $512, respectively.

The tax benefit received related to the exercise of options in 2008, 2007 and 2006, was $31, $99 and $216, respectively.

The Company’s policy for fulfilling option exercises is to release shares from treasury stock.

As of December 31, 2008, there was approximately $381 of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next seven years, with a weighted average recognition period of 4.02 years.

Stock Options Outstanding: The following table summarizes stock options outstanding and exercisable by exercise price range at December 31, 2008:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/08	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable As of 12/31/08	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

$15.40	$15.80	35,155		$15.43	35,155	$15.43
$16.05	$16.05	90,000		$16.05	90,000	$16.05
$18.09	$26.99	59,877		$22.16	40,368	$21.05
$27.00	$31.16	69,840		$29.46	18,542	$28.22
$31.50	$33.00	33,700		$32.57	8,806	$32.71

$15.40	$33.00	288,572	5.06	$22.42	192,871	$18.91	3.79

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

The after tax components of accumulated other comprehensive income (loss), which have not yet been recognized in net periodic benefit cost, related to postretirement benefits are net actuarial losses related to supplemental retirement plans of $115 and $124, as of December 31, 2008 and 2007, respectively.

A December 31 measurement date is used for the postretirement health benefits and supplemental executive retirement plans. The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plans as of and for the years ended December 31:

	Postretirement Health Benefits		Supplemental Executive Retirement Plans

	Fiscal Year Ending		Fiscal Year Ending
	2008	2007	2008	2007
Obligations and Funded Status

Change in Benefit Obligation
Benefit obligation at beginning of year	$ ---	$1,089	$ 2,950	$ 2,813
Service cost	---	---	209	197
Interest cost	---	13	170	162
Postretirement plan settlement	---	(390)	---	---
Actuarial gain	---	(13)	---	---
Benefits paid	---	(699)	(222)	(222)
Benefit obligation at end of year	$ ---	$ ---	$ 3,107	$ 2,950

Change in plan assets
Fair value of plan assets at beginning of year	$ ---	$ ---	$ ---	$ ---
Employer contributions	---	699	222	222
Benefits paid	---	(699)	(222)	(222)
Fair value of plan assets at end of year	$ ---	$ ---	$ ---	$ ---

Under funded status at end of year	$ ---	$ ---	$(3,107)	$(2,950)

As of December 31, 2008 and 2007, the Company had recognized liabilities of $3,107 and $2,950, respectively, for the supplemental executive retirement plans. These amounts are reported within other liabilities on the consolidated balance sheets.

	Postretirement Health Benefits			Supplemental Executive Retirement Plans

Assumptions	Fiscal Year Ending			Fiscal Year Ending
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	N/A	N/A	6.00%	6.00%	6.00%	6.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	N/A	6.00%	5.75%	6.00%	6.00%	5.75%

Assumed health care cost trend rates
Health care cost trend rate assumed for next year	N/A	N/A	10.50%
Ultimate health care cost trend rate	N/A	N/A	5.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2,018

The net periodic benefit cost (benefit) for the years ended December 31 included the following components:

	Postretirement Health Benefits			Supplemental Executive Retirement Plans

	Fiscal Year Ending			Fiscal Year Ending
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost and Other Amounts Recognized in the Consolidated Income Statements

Service cost	$ ---	$ ---	$ ---	$209	$197	$186
Interest cost	---	13	71	170	162	540
Amortization of prior service cost	---	(26)	(2)	---	---	---
Recognition of net actuarial gain (loss)	---	(414)	(8)	14	16	(202)
Postretirement settlement	---	(390)	---	---	---	---
Total recognized in the consolidated income statements	$ ---	$(817)	$ 61	$393	$375	$524

Other Changes and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax)
Recognition of net actuarial (gain) loss	---	414	---	(14)	(16)	---
Amortization of prior service cost	---	26	---	---	---	---
Total recognized in other comprehensive income (pre-tax)	---	440	---	(14)	(16)	---
Total recognized in the consolidated income statements and other comprehensive income (pre-tax)	$ ---	$(377)	$61	$379	$359	$524

The estimated net actuarial loss for the supplemental executive retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is ($14).

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

2009	$ 222
2010	242
2011	340
2012	340
2013	340
2014 - 2017	1,213

401(k) Plan:  The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire. Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2008, 2007 and 2006 was $265, $245, and $428, respectively.

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

At December 31, 2008, the Bank had three outstanding derivative instruments with notional principal amounts totaling $40,000. These derivative instruments included an interest rate swap agreement and interest rate floor agreements, with notional principal amounts totaling $10,000 and $30,000, respectively. The details are summarized as follows:

Interest Rate Swap Agreement:

Description	Maturity	Notional Amount (in thousands)	Fixed Interest Rate	Variable Interest Rate

Receive fixed rate, pay variable rate	01/24/09	$10,000	6.25%	Prime (3.25%)

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

At December 31, 2008, the fair market value of the interest rate swap agreement was an unrealized gain of $23 compared with an unrealized loss of $34 at December 31, 2007. The fair market value of the interest rate swap agreement is included in other assets on the consolidated balance sheets.

In 2008, the total net cash flows received from counter-parties amounted to $116. The net cash flows paid to counterparties were recorded as an increase to net interest income. In 2007 and 2006, the total net cash flows paid to counter-parties amounted to $363 and $311, respectively. The net cash flows paid to counter-parties were recorded as a reduction of interest income.

At December 31, 2008, the net unrealized gain (loss) on the interest rate swap agreement included in accumulated other comprehensive income (loss), net of tax, amounted to $16, compared with ($22) at December 31, 2007.

Interest Rate Floor Agreements:

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 12/31/08	Fair Value 12/31/08

$20,000	08/01/10	6.00%	$186	$91	$708
$10,000	11/01/10	6.50%	$ 69	$39	$521

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

At December 31, 2008, the total fair market value of the interest rate floor agreements was $1,229 compared with $299 at December 31, 2007. The fair market values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Pursuant to SFAS 133, changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income (loss).

The premiums paid on the interest rate floor agreements are being recognized as reductions of interest income over the duration of the agreements using the floorlet method, in accordance with SFAS 133. During 2008, 2007, and 2006, $63, $42, and $19 of the premiums were recognized as reductions of interest income, respectively. At December 31, 2008, the remaining unamortized premiums, net of tax, totaled $87, compared with $128 at December 31, 2007. During the next twelve months, $76 of the premiums will be recognized as reductions of interest income.

At December 31, 2008 and 2007, the following amounts were recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets:

	December 31, 2008		December 31, 2007
	Gross	Net of Tax	Gross	Net of Tax
Unrealized gain on interest rate floors	$1,229	$811	$299	$ 197
Unrealized gain (loss) on interest rate swaps	23	16	(34)	(22)
Unamortized premium on interest rate floors	(130)	(87)	(193)	(128)
Net deferred loss on de-designation of interest rate swaps	---	---	(2)	(1)
Total	$1,122	$740	$ 70	$ 46

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007

Commitments to originate loans	$ 31,584	$ 15,075
Unused lines of credit	70,610	85,530
Un-advanced portions of construction loans	4,284	19,752
Total	$106,478	$120,357

Standby letters of credit	$ 262	$ 506

As of December 31, 2008 and 2007, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Operating Lease Obligations

The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2008.

2009	$88
2010	$73
2011	$38

In connection the foregoing lease obligations, in 2008, 2007 and 2006, the Company recorded $88, $87, and $79 in rent expense, respectively, which is included in occupancy expense in the consolidated statements of income.

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

Off-balance sheet financial instruments: The Company’s off-balance sheet instruments consist of loan commitments and standby letters of credit. Fair values for standby letters of credit and loan commitments were insignificant.

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2008 and 2007 follows:

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 9,042	$ 9,042	$ 7,731	$ 7,731
Loans, net	628,157	629,587	574,968	582,300
Interest receivable	3,999	3,999	4,289	4,289

Financial liabilities:
Deposits (with no stated maturity)	289,481	289,481	295,220	295,220
Time deposits	288,712	293,741	243,896	244,810
Securities sold under repurchase agreements	21,369	21,369	22,546	22,546
Borrowings from the FHLB and junior subordinated debentures	302,534	313,575	256,307	259,758
Interest payable	1,351	1,351	1,614	1,614

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

Note 19: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006 are presented below:

BALANCE SHEETS
December 31

	2008	2007

Cash	$ 475	$ 131
Investment in subsidiaries	65,867	66,063
Premises	767	729
Other assets	6	223
Total assets	$67,115	$67,146

Liabilities
Total liabilities	$ 1,670	$ 1,172

Shareholders' equity
Total shareholders' equity	$65,445	$65,974

Total Liabilities and Shareholders' equity	$67,115	$67,146

STATEMENTS OF INCOME
Years Ended December 31

	2008	2007	2006

Dividend income from subsidiaries	$7,249	$4,229	$3,628
Equity in undistributed earnings of subsidiaries	1,242	3,580	3,727
Bankshares expenses	(1,046)	(885)	(653)
Tax benefit	286	231	177
Net income	$7,731	$7,155	$6,879

STATEMENTS OF CASH FLOWS
Years Ended December 31

	2008	2007	2006

Cash flows from operating activities:
Net income	$ 7,731	$ 7,155	$ 6,879

Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	14	11	11
Net decrease in other assets	217	76	73
Net increase in other liabilities	498	297	133
Equity in undistributed earnings of subsidiaries	(1,242)	(3,580)	(3,727)

Net cash provided by operating activities	7,218	3,959	3,369

Cash flows from investing activities:
Capital expenditures	(52)	(9)	---

Net cash used in investing activities	(52)	(9)	---

Cash flows from financing activities:
Purchases of treasury stock	(4,028)	(2,118)	(1,162)
Proceeds from stock option exercises	210	510	512
Dividend paid	(3,004)	(2,899)	(2,761)

Net cash used in financing activities	(6,822)	(4,507)	(3,411)

Net increase (decrease) in cash	344	(557)	(42)

Cash, beginning of year	131	688	730

Cash, end of year	$ 475	$ 131	$ 688

Note 20: Subsequent Event

Capital Purchase Program ("CPP"): In 2008, the U.S. Treasury instituted the Troubled Asset Relief Program ("TARP") in response to adverse economic conditions in the financial markets, particularly the inability of creditworthy borrowers to obtain credit. Under the TARP, the U.S. Treasury developed the Capital Purchase Program ("CPP"), whereby it purchased non-voting senior preferred shares of participating financial institutions. The Company sold $18,751 of Senior Fixed Rate Cumulative Perpetual Preferred Shares, Series A, no par value per share, liquidation preference $1,000 per share (the "CPP Shares"), to the Treasury under the CPP in January 2009. The CPP Shares will pay cumulative dividends at a rate of five percent (5%) per year for the first five (5) years and will reset to a rate of nine percent (9%) per year after the fifth year. The CPP Shares are callable at par after three (3) years, including any accrued and unpaid dividends, and may be redeemed with the proceeds from a qualified equity offering of any Tier 1 perpetual preferred or common stock (a "Qualified Equity Offering") prior to the end of three (3) years. For as long as any CPP Shares are outstanding, no dividend may be declared or paid on any junior preferred shares, preferred shares ranking pari passu with the CPP Shares, or common shares unless all the accrued and unpaid dividends for the cumulative CPP Shares are fully paid. Dividends may be declared on pari passu preferred shares on a pro rata basis with the CPP Shares. The Company may not repurchase or redeem any junior preferred shares, preferred shares ranking pari passu with the CPP Shares or common shares unless all the accrued and unpaid dividends for the CPP Shares are fully paid.

In addition, the consent of the Treasury will be required for any increase in common dividends per share for the first three (3) years (other than regular quarterly cash dividends of not more than $0.26 per share of common stock), unless prior to the end of three (3) years the CPP Shares have been redeemed in full or the Treasury has transferred all of the CPP Shares to third parties. The consent of the Treasury will also be required for repurchase of any shares or common shares in connection with any benefit plan in the ordinary course of business consistent with past practice, for the first three (3) years, unless prior to the end of three years the CPP Shares have been redeemed in full or the Treasury has transferred all of the CPP Senior Preferred Shares to third parties. No repurchases of junior preferred shares, preferred shares ranking pari passu with the CPP Shares or common shares will be allowed if such repurchase is prohibited by a restriction on dividends.

In conjunction with the purchase of CPP Shares, the Treasury received warrants to purchase 104,910 shares of common stock with an aggregate market price equal to 15 percent of its investment in the CPP Senior Preferred Shares (the "CPP Warrants"). The exercise price on the CPP Warrants is $26.81 per share. The CPP Warrants have a term of 10 years and will be immediately exercisable, in whole or in part. The CPP Warrants will be freely transferable; however, the Treasury may only transfer or exercise an aggregate of one-half of the warrants prior to the earlier of (i) the date on which the Company has received aggregate gross proceeds of at least one hundred percent of the issue price of the CPP Shares from one or more Qualified Equity Offerings, or (ii) December 31, 2009. In the event that the participating financial institution has received aggregate gross proceeds of at least one hundred percent of the issued price of the CPP Shares from one or more Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of common stock underlying the CPP Warrants then held by the Treasury shall be reduced by a number of shares equal to the product of (i) the number of shares originally underlying the CPP Warrants (taking into account all adjustments), and (ii) 0.5.

Rules issued by Treasury and certain provisions of the American Recovery and Reinvestment Act of 2009 require participating institutions in the CPP, including the Company, to adopt certain standards for executive compensation and corporate governance rules for the period during which Treasury holds CPP Senior Preferred Shares. These standards include: (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) requiring "clawback" of any bonus or incentive compensation paid to a senior executive based on statement of earnings, gains, or other criteria that are later proven to be materially inaccurate; (3) prohibiting the financial institution from making any golden parachute payment to a senior executive (generally, severance payment in excess of three times the senior executive’s prior five-year average compensation); and (4) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. These standards generally apply to the chief executive officer, chief financial officer, plus the next three (3) most highly compensated executive officers. The Company and the officers covered by these standards have granted the Treasury a waiver releasing the Treasury from any claims that the Company or such officer may otherwise have as a result of the issuance of any regulation which modify the terms of benefits plans, arrangements and agreements to eliminate any provisions that would not be in compliance with these executive compensation, and corporate governance standards. In addition, the American Recovery and Reinvestment Act requires CPP participants to hold a non-binding "say-on-pay" shareholder vote to approve the compensation of their executives.

Importantly, the CPP Securities Purchase Agreement may be unilaterally amended by the Treasury to the extent required to comply with any changes after January 16, 2009 (the "signing date") in applicable federal statutes. Accordingly, the Company or the Bank may be subject to further restrictions or obligations as a result of participation in the CPP.

Note 21: Selected Quarterly Financial Data (Unaudited)

Year 2008	Quarter
	1	2	3	4	Total
Interest and dividend income	$13,430	$13,165	$13,515	$13,484	$53,594
Interest expense	7,138	6,633	6,387	6,245	26,403
Net interest income	6,292	6,532	7,128	7,239	27,191
Provision for loan losses	512	297	860	326	1,995
Non-interest income	2,049	1,932	2,224	227	6,432
Non-interest expense	4,988	5,234	5,112	5,179	20,513
Income before income taxes	2,841	2,933	3,380	1,961	11,115
Income taxes	889	904	1,047	544	3,384
Net income	$ 1,952	$ 2,029	$ 2,333	$ 1,417	$ 7,731

Earnings per share:
Basic	$ 0.65	$ 0.69	$ 0.80	$ 0.49	$ 2.63
Diluted	$ 0.64	$ 0.67	$ 0.78	$ 0.48	$ 2.57

	QUARTER
2007	1	2	3	4	Total

Interest and dividend income	$12,360	$12,606	$13,366	$13,477	$51,809
Interest expense	7,078	7,010	7,453	7,365	28,906
Net interest income	5,282	5,596	5,913	6,112	22,903
Provision for loan losses	---	33	214	209	456
Non-interest income	378	1,658	2,263	1,630	5,929
Non-interest expense	3,797	4,553	4,796	5,055	18,201
Income before income taxes	1,863	2,668	3,166	2,478	10,175
Income taxes	488	825	1,019	688	3,020
Net income	$ 1,375	$ 1,843	$ 2,147	$ 1,790	$ 7,155

Earnings per share:
Basic	$ 0.45	$ 0.61	$ 0.71	$ 0.59	$ 2.36
Diluted	$ 0.44	$ 0.59	$ 0.69	$ 0.58	$ 2.30

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

Management Report on Internal Control over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2008, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework.

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

Attestation Report of the Company’s Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bar Harbor Bankshares:

We have audited Bar Harbor Bankshares’ (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 16 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors and Executive Officers: Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading "DIRECTORS AND EXECUTIVE OFFICERS" in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, which the Company intends to file with the Commission within 120 days of the end of the Company’s 2008 fiscal year (hereinafter the "Proxy") and is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934: Information required by Item 405 of Regulation S-K with respect to Compliance with Section 16(a) of the Securities Exchange Act of 1934 will appear under the heading "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company’s Proxy and is incorporated herein by reference.

Stockholder Nominees to Board of Directors: There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors. Those procedures will be set forth in the Proxy under the headings entitled "CORPORATE GOVERNACE" – "Governance Committee" and "OTHER MATTERS" – "Nominations by Stockholders" and are incorporated herein by reference.

Audit Committee: Information required by Items 407(d)(4) of Regulation S-K will appear under the heading "CORPORATE GOVERNANCE" – "Audit Committee" in the Company’s Proxy, and is incorporated herein by reference. Information required by Item 407(d)(5) of Regulation S-K will appear under "Appendix A" Report of the Audit Committee, contained in the Company’s Proxy and is incorporated herein by reference.

Code of Ethics: Information required by Item 406 of Regulation S-K will appear under the heading "OTHER MATTERS" "Code of Ethics" contained in the Company’s Proxy and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will appear under the heading "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS-COMPENSATION OF EXECUTIVE OFFICERS," in the Company’s Proxy, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading "Compensation Committee Interlocks and Insider Participation" in the Company’s Proxy, which information is incorporated herein by reference.

The information required by Item 407(e)(5) of Regulation S-K will appear under the heading "Report of the Compensation and Human Resources Committee" in the Company’s Proxy, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Information required by Item 201(d) of Regulation S-K appears in this Report as Part II, Item 5, under the heading "Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities" "Incentive Stock Option Plan," which information is incorporated herein by reference.

Information required by Item 403 of Regulation S-K will appear under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the Company’s Proxy, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K will appear under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company’s Proxy, which information is incorporated herein by reference.

Information required by Section 407(a) of Regulation S-K will appear under the headings "Directors and Nominees" and "CORPORATE GOVERNANCE"- "Board of Directors" in the Company’s Proxy, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear under the heading "INDEPENDENT REGISTERED ACCOUNTANTS," in the Company’s Proxy, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. All Financial Statements

The consolidated financial statements of the Company and report of the Company’s independent registered public accounting firm incorporated herein are included in Item 8 of this Report as follows:

                                                                    2. Financial Statement Schedules

Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                                                3. Exhibits:

The following exhibits are included as part of this Form 10-K.

EXHIBIT NUMBER

3.1	Articles of Incorporation, as amended to date	Filed herewith

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Letter Agreement with U. S. Treasury for purchase of Series A Preferred Stock	Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on January 21, 2009

4.4	Warrant to Purchase Shares of Company Common Stock issued to U.S. Treasury	Incorporated by reference to Form 8-K, Exhibit 4.2, filed with the Commission on January 21, 2009

4.5	Debt Securities Purchase Agreement	Filed herewith

4.6	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Filed herewith

10	Material Contracts

10.1	Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987 (Commission Number 0-13666)

10.2

Supplemental Executive Retirement Plan
Adopted by the Board of Directors on September 16, 2003, and effective as of January 1, 2003, providing Joseph M. Murphy, President and CEO of the Company, Gerald Shencavitz, the Company’s Chief Financial Officer, and Dean S. Read, former President of the Bank, with certain defined retirement benefits (the "2003 SERP")

Incorporated by reference to Form 10-Q, Part II, Item 6, filed with the Commission November 13, 2003 (Commission File Number 001-13349)

10.3	Amendment No. 1 to the 2003 SERP	Incorporated by reference to Form 8-K, Exhibit 10.6, filed with the Commission on November 24, 2008

10.4	Joseph M. Murphy Amended and Restated Employment Contract	Incorporated by reference to Form 8-K, Exhibit 10.10, filed with the Commission on November 24, 2008

10.5	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Joseph M. Murphy	Incorporated by reference to Form 8-K, Exhibit 10.6, filed with the Commission on November 24, 2008

10.6	Supplemental Executive Retirement Plan, Section 409A	Incorporated by reference to Form 8-K, Exhibit 10.7, filed with the Commission on November 24, 2008

10.7	Incentive Stock Option Plan 2000	Incorporated by reference to Form 10-K, Item 14(a)(3) filled with the Commission March 28, 2002 (Commission File Number 001-13349)

10.8	Amended and Restated Change in Control, Confidentiality, and Non-competition Agreement between the Company and Gerald Shencavitz	Incorporated by reference to Form 8-K, Exhibit 10.9, filed with the Commission on November 24, 2008

10.9

Amended and Restated Change in Control, Confidentiality, and Non-competition Agreements between the Company and Daniel A. Hurley III, Senior Vice President of the Bank and President of Bar Harbor Trust Services; Michael W.Bonsey, Senior Vice President of the Bank Credit Administration; Gregory W. Dalton, Senior Vice President of the Bank Business Banking

Incorporated by reference to Form 8-K, Exhibit 10.8, "Specimen 409A Change in Control Confidentiality and Non-competition Agreement" filed with the Commission on November 24, 2008

10.10	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Marsha C. Sawyer, Senior Vice President Human Resources	Incorporated by reference to Form 8-K, filed with the Commission on November 24, 2008, and Form 8-K/A, Exhibit 10.1, filed with the Commission on November 26, 2008

10.11	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Cheryl D. Curtis, Senior Vice President Marketing and Community Relations	Incorporated by reference to Form 8-K, Exhibit 10.2, filed with the Commission on November 24, 2008

10.12	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Craig Worcester, Managing Director Bar Harbor Financial Services	Incorporated by reference to Form 8-K, Exhibit 10.3, filed with the Commission on November 24, 2008

10.13	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Joshua A. Radel, Chief Investment Officer, Bar Harbor Trust Services	Incorporated by reference to Form 8-K, Exhibit 10.4, filed with the Commission on November 24, 2008

10.14	Change in Control, Confidentiality, and Non-competition Agreement between the Company and David W. Thibault, Senior Vice President Operations and Information Systems	Incorporated by reference to Form 8-K, Exhibit 10.5, filed with the Commission on November 24, 2008

10.15	Purchase and Assumption Agreement between Bar Harbor Banking and Trust Company and Androscoggin Savings Bank, dated October 24, 2003	Incorporated by reference to Form 10-Q, Part II, Item 6 filled with the Commission November 13, 2003 (Commission File Number 001-13349)

10.16	Summary of the 2008 Annual Incentive Plan not pursuant to a written plan or agreement	Incorporated by reference to Form 10-Q, filed with the Commission on August 11, 2008

10.17	Infinex Agreement third party brokerage services	Incorporated by reference to Form 10-K, Part III, Item 15(a)(10.10), filed with the Commission on March 14, 2005 (Commission File Number 001-13349)

10.18	Somesville Bank Branch Lease dated October 27, 2005	Incorporated by reference to Form 10-K, Part III, Item 15(a)(10,13), filed with the Commission on March 16, 2006 (Commission File Number 001-13349)

10.19	Merchant Portfolio Purchase Agreement between Bar Harbor Bank & Trust and TransFirst, LLC ("TransFirst") and Columbus Bank and Trust Company, dated September 30, 2008	Incorporated by reference to Form 10-Q, Exhibit 10.1, filed with the Commission on November 10, 2008

10.20	Merchant Portfolio Assignment and Assumption Agreement	Incorporated by reference to Form 10-Q, Exhibit 10.2, filed with the Commision on November 10, 2008

10.21	Referral and Sales Agreement between Bar Harbor Bank & Trust and TransFirst dated September 30, 2008	Incorporated by reference to Form 10-Q, Exhibit 10.3, filed with the Commission on November 10, 2008

10.22	Credit Card Account Purchase Agreement between Bar Harbor Bank & Trust and U. S. Bank National Association D/B/A Elan Financial Services	Filed herewith

10.23

Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein (the "Purchase Agreement"), between the Company and the U. S. Treasury pursuant to which the Company issued and sold to Treasury (i) 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share and (ii) a ten-year warrant to purchase up to 104,910 shares of the Company’s common stock, par value $2.00 per share, at an initial exercise price of $26.81 per share (the "Warrant"), for an aggregate purchase price of $18,751

Incorporated by reference to Form 8-K, Exhibits 4.2 and 10.1, filed with the Commission on January 21, 2009

11.1	Statement re computation of per share earnings	Statement re computation of per share earnings (Data required by SFAS No. 128, Earnings Per Share, is provided in Note 1 to the Notes to Consolidated Financial Statements in this report).

13	Annual Report to Shareholders	Furnished herewith

14	Code of Ethics	Incorporated by reference to Form 10-K, Part III, Item 15(a)(14), filed with the Commission on March 16, 2006 (Commission File Number 001-13349)

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

(c) There are no other financial statements and financial statement schedules, which were excluded from this report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2009	BAR HARBOR BANKSHARES (Registrant) //Joseph M. Murphy Joseph M. Murphy President and Chief Executive Officer

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

/s/Clyde H. Lewis Clyde H. Lewis, Director