Form 10-Q
period 2009-03-31
BAR HARBOR BANKSHARES
filed 2009-05-11
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X  NO ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ___ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ___ Accelerated filer   X  Non-accelerated filer (do not check if a smaller reporting company) ___  Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ___ NO:   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – May 4, 2009
$2.00 Par Value	2,870,521

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at March 31, 2009, and December 31, 2008	3

	Consolidated Statements of Income for the three months ended March 31, 2009 and 2008	4

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2009 and 2008	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	6

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2009 and 2008	7

	Notes to Consolidated Interim Financial Statements	8-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54-57

Item 4.	Controls and Procedures	57

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Submission of Matters to a Vote of Security Holders	58

Item 5.	Other Information	59

Item 6.	Exhibits	59-60

Signatures		60

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(Dollars in thousands, except share data)
(unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$ 6,049	$ 9,041
Overnight interest bearing money market funds	1	1
Total cash and cash equivalents	6,050	9,042
Securities available for sale, at fair value	367,582	290,502
Federal Home Loan Bank stock	15,621	14,796
Loans	648,323	633,603
Allowance for loan losses	(5,906)	(5,446)
Loans, net of allowance for loan losses	642,417	628,157
Premises and equipment, net	10,960	10,854
Goodwill	3,158	3,158
Bank owned life insurance	6,636	6,573
Other assets	9,751	9,206
TOTAL ASSETS	$1,062,175	$972,288

Liabilities
Deposits
Demand and other non-interest bearing deposits	$ 47,718	$ 57,954
NOW accounts	66,488	67,747
Savings and money market deposits	161,379	163,780
Time deposits	221,705	200,206
Brokered time deposits	118,137	88,506
Total deposits	615,427	578,193
Short-term borrowings	164,046	121,672
Long-term advances from Federal Home Loan Bank	185,489	197,231
Junior subordinated debentures	5,000	5,000
Other liabilities	5,693	4,747
TOTAL LIABILITIES	975,655	906,843

Shareholders' equity
Common stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at March 31, 2009, and December 31, 2008	7,287	7,287
Preferred stock, no par value; authorized 1,000,000 shares; issued 18,751 shares at March 31, 2009	18,260	---
Surplus	5,366	4,903
Retained earnings	69,544	67,908
Accumulated other comprehensive income (loss):
Unamortized net actuarial losses on employee benefit plans, net of tax of $58 and $59, at March 31, 2009, and December 31, 2008, respectively	(113)	(115)
Net unrealized depreciation on securities available for sale, net of tax of $100 and $573, at March 31, 2009, and December 31, 2008, respectively	(196)	(1,149)
Net unrealized appreciation on derivative instruments, net of tax of $304 and $382 at March 31, 2009 and December 31, 2008, respectively	591	740
Total accumulated other comprehensive income (loss)	282	(524)
Less: cost of 773,093 and 769,635 shares of treasury stock at March 31, 2009, and December 31, 2008, respectively	(14,219)	(14,129)

TOTAL SHAREHOLDERS' EQUITY	86,520	65,445

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,062,175	$972,288

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income:
Interest and fees on loans	$ 8,727	$ 9,538
Interest on securities	4,637	3,696
Dividend on FHLB stock	---	196
Total interest and dividend income	13,364	13,430

Interest expense:
Deposits	2,800	4,097
Short-term borrowings	261	555
Long-term debt	2,363	2,486
Total interest expense	5,424	7,138

Net interest income	7,940	6,292
Provision for loan losses	665	512
Net interest income after provision for loan losses	7,275	5,780

Noninterest income:
Trust and other financial services	572	539
Service charges on deposit accounts	309	362
Other service charges, commissions and fees	55	50
Credit and debit card service charges and fees	176	333
Net securities gains	412	377
Other operating income	80	388
Total non-interest income	1,604	2,049

Noninterest expense:
Salaries and employee benefits	2,756	2,657
Occupancy expense	398	385
Furniture and equipment expense	353	490
Credit and debit card expenses	101	255
Other operating expense	1,556	1,201
Total non-interest expense	5,164	4,988

Income before income taxes	3,715	2,841
Income taxes	1,090	889

Net income	2,625	1,952

Preferred stock dividends and accretion of discount	222	---
Net income available to common shareholders	$2,403	$1,952

Per Common Share Data:
Basic earnings per share	$ 0.84	$ 0.65
Diluted earnings per share	$ 0.82	$ 0.64

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands, except share data)
(unaudited)

	Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2007	$7,287	$ ---	$4,668	$63,292	$ 1,118	$(10,391)	$65,974
Net income	---	---	---	1,952	---	---	1,952
Total other comprehensive loss	---	---	---	---	(317)	---	(317)
Cash dividends declared ($0.250 per share)	---	---	---	(746)	---	---	(746)
Purchase of treasury stock (38,096 shares)	---	---	---	---	---	(1,182)	(1,182)
Stock options exercised (2,410 shares), including related tax effects	---	---	12	(24)	---	75	63
Recognition of stock option expense	---	---	83	---	---	---	83
Balance March 31, 2008	$7,287	$ ---	$4,763	$64,474	$ 801	$(11,498)	$65,827

Balance December 31, 2008	$7,287	$ ---	$4,903	$67,908	$ (524)	$(14,129)	$65,445
Net income	---	---	---	2,625	---	---	2,625
Total other comprehensive income	---	---	---	---	806	---	806
Dividend declared:
Common stock ($0.260 per share)	---	---	---	(746)	---	---	(746)
Preferred stock	---	---	---	(76)	---	---	(76)
Issuance of preferred stock (18,751 shares)	---	18,114	(206)	---	---	---	17,908
Issuance of stock warrants	---	---	638	---	---	---	638
Purchase of treasury stock (5,571 shares)	---	---	---	---	---	(144)	(144)
Stock options exercised (2,113 shares), including related tax effects	---	---	2	(21)	---	54	35
Recognition of stock option expense	---	---	29	---	---	---	29
Cumulative dividends on preferred stock	---	119	---	(119)	---	---	---
Accretion of discount	---	27	---	(27)	---	---	---
Balance March 31, 2009	$7,287	$18,260	$5,366	$69,544	$ 282	$(14,219)	$86,520

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands)
(unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$ 2,625	$ 1,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	230	296
Amortization of core deposit intangible	17	17
Provision for loan losses	665	512
Net securities gains	(412)	(377)
Net accretion of bond discounts and premiums	(244)	(117)
Recognition of stock option expense	29	83
Net change in other assets	(748)	575
Net change in other liabilities	949	(335)
Net cash provided by operating activities	3,111	2,606

Cash flows from investing activities:
Purchases of securities available for sale	(123,502)	(22,955)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	11,386	20,056
Proceeds from sales of securities available for sale	37,118	10,148
Net increase in Federal Home Loan Bank stock	(825)	(699)
Net loans made to customers	(15,425)	(27,754)
Capital expenditures	(336)	(161)
Net cash used in investing activities	(91,584)	(21,365)

Cash flows from financing activities:
Net increase in deposits	37,234	19,303
Net decrease in securities sold under repurchase agreements and fed funds purchased	(4,204)	(4,371)
Proceeds from Federal Reserve borrowings	30,000	---
Proceeds from Federal Home Loan Bank advances	12,950	66,480
Repayments of Federal Home Loan Bank advances	(8,114)	(59,505)
Net proceeds from issuance of preferred stock and stock warrants	18,546	---
Purchases of treasury stock	(144)	(1,182)
Proceeds from stock option exercises, including excess tax benefits	35	63
Payments of dividends	(822)	(746)
Net cash provided by financing activities	85,481	20,042

Net (decrease) increase in cash and cash equivalents	(2,992)	1,283
Cash and cash equivalents at beginning of period	9,042	7,731
Cash and cash equivalents at end of period	$ 6,050	$ 9,014

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 5,537	$ 7,272
Income taxes	$ 90	$ ---

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 500	$ ---

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Net income	$2,625	$1,952
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $613 and ($268), respectively	1,225	(519)
Less reclassification adjustment for net losses related to securities available for sale included in net income, net of tax of $140 and $128 respectively	(272)	(249)
Net unrealized (depreciation) appreciation for interest rate derivatives, net of tax of ($78) and $230, respectively	(149)	449
Amortization of actuarial loss for supplemental executive retirement plan, net of related tax of $1 and $1, respectively	2	2
Total other comprehensive income (loss)	806	(317)
Total comprehensive income	$3,431	$1,635

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three months ended March 31, 2009, is not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any other interim periods.

The consolidated balance sheet at December 31, 2008, has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 210). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and notes thereto.

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

Allowance for Loan Losses: The allowance for loan losses (the "allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance is available to absorb probable losses on loans and is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past and present conditions. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off, and is decreased by loans charged-off as uncollectible.

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

While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance, which also may necessitate future additions or reductions to the allowance, based on information available to them at the time of their examination.

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

Securities that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security (b) the financial condition, credit rating and future prospects of the issuer (c) whether the debtor is current on contractually obligated interest and principal payments (d) the volatility of the securities market price (e) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery, which may be at maturity and (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of the receipt of all principal and interest due.

For securitized financial assets with contractual cash flows, such as Private label mortgage-backed securities, the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with an economic recession, similar to those the Company believes market participants would use. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate to the extent that the Company does not expect to receive 100% of future contractual principal and interest, an other-than-temporary impairment charge is recognized. The Company also considers its intent and ability to retain a temporarily impaired security until recovery or maturity. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of March 31, 2009 and December 31, 2008, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

Goodwill and Identifiable Intangible Assets: In connection with acquisitions, the Company generally records as assets on its consolidated financial statements both goodwill and identifiable intangible assets, such as core deposit intangibles.

The Company evaluates whether the carrying value of its goodwill has become impaired, in which case the value is reduced through a charge to its earnings. Goodwill is evaluated for impairment at least annually, or upon certain triggering event as defined by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," using certain fair value techniques. Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to the reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

The goodwill impairment analysis is a two-step test. The first step used to identify potential impairment, involves comparing each unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is to measure the amount of impairment.

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

Note 3: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, such as the Company’s dilutive stock options and warrants.

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Net income	$ 2,625	$ 1,952

Preferred stock dividends and accretion of discount	222	---
Net income available to common shareholders	$ 2,403	$ 1,952

Computation of Earnings Per Share:
Weighted average common shares outstanding
Basic	2,869,928	2,986,257
Effect of dilutive employee stock options	43,253	70,365
Diluted	2,913,181	3,056,622

Per Common Share Data:
Basic	$ 0.84	$ 0.65
Diluted	$ 0.82	$ 0.64

Anti-dilutive options excluded from earnings per share calculation	181,580	98,663
Anti-dilutive warrants excluded from earnings per share calculation	99,822	---

Note 4: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of March 31, 2009 and December 31, 2008:

	March 31, 2009
Available for Sale:	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 5,354	$ 38	$ 5	$ 5,387
Mortgage-backed securities:
US Government-sponsored enterprises	238,618	6,484	11	245,091
US Government agency	27,749	398	40	28,107
Private label	40,304	421	4,424	36,301
Obligations of states and political subdivisions thereof	55,853	562	3,719	52,696
Total	$367,878	$7,903	$8,199	$367,582

*includes the cumulative writedown of securities considered to be other than temporarily impaired at March 31, 2009, with impairment writedowns totaling $2,441.

	December 31, 2008
	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Obligations of U.S. Government-sponsored enterprises	$ 700	$ 1	$ ---	$ 701
Mortgage-backed securities:
U.S. Government-sponsored enterprises	172,661	4,874	10	177,525
U.S. Government agencies	32,750	961	26	33,685
Private label	43,579	172	4,193	39,558
Obligations of State and Political Subdivisions thereof	42,534	166	3,667	39,033
TOTAL	$292,224	$6,174	$7,896	$290,502

*includes the cumulative writedown of securities considered to be other than temporarily impaired at December 31, 2008, with impairment writedowns totaling $1,435.

Note 5: Securities Impairment

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.

Based on the Company’s evaluation of other than temporary impairment considerations, during the first quarter of 2009, the Company concluded that unrealized losses on certain available-for-sale, Private label mortgage-backed securities with an amortized cost of $3,888 were other-than-temporarily impaired, because the Company could no longer conclude that it is probable that it will recover all of its principal and interest. Accordingly, in the first quarter, the Company recorded an other-than-temporary impairment charge of $1,006. This charge was recorded within net securities gains in the Company’s consolidated statement of income.

The Company also concluded that as of March 31, 2009, the unrealized losses of $8,199 on available-for-sale securities with an amortized cost of $89,538 and a fair value of $81,339, as identified in the table below, were temporarily impaired. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so, through the maturity of the security, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence.

The following tables summarize the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2009. All securities referenced are debt securities. At March 31, 2009, and December 31, 2008, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less Than 12 Months			12 Months or Longer			Total
Description of Securities:	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses

Obligations to U.S. Government Agencies	$ 1,009	1	$ 5	$ ---	---	$ ---	$ 1,009	1	$ 5
Mortgage-backed securities:
U.S. Government-sponsored enterprises	14,125	8	10	21	1	1	14,146	9	11
U.S. Government agencies	4,548	15	33	202	7	7	4,750	22	40
Private Label	7,177	12	1,726	21,387	50	2,698	28,564	62	4,424
Obligations of states of the U.S. and political subdivisions thereof	26,153	73	1,649	6,717	30	2,070	32,870	103	3,719
Total temporarily impaired securities	$53,012	109	$3,423	$28,327	88	$4,776	$81,339	197	$8,199

Note 6: Retirement Benefit Plans

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

The following table summarizes the net periodic benefit costs for the three months ended March 31, 2009 and 2008:

	Supplemental Executive Retirement Plans

	2009	2008

Service cost	$ 54	$51
Interest cost	45	43
Amortization of actuarial loss	3	3
Net periodic benefit cost	$102	$97

The Company is expected to recognize $401 of expense for the foregoing plans for the year ended December 31, 2009. The Company is expected to contribute $222 to the foregoing plans in 2009. As of March 31, 2009, the Company had contributed $59.

Note 7: Commitments and Contingent Liabilities

The Company’s wholly owned subsidiary, Bar Harbor Bank & Trust (the "Bank"), is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Commitments to originate loans	$38,201	$31,584
Unused lines of credit	$73,922	$70,610
Un-advanced portions of construction loans	$ 3,362	$ 4,284
Standby letters of credit	$ 362	$ 262

As of March 31, 2009 and December 31, 2008, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

At March 31, 2009, the Bank had two outstanding derivative instruments. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The details are summarized as follows:

Interest Rate Floor Agreements

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 3/31/09	Fair Value 3/31/09	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$79	$571	$337
$10,000	11/01/10	6.50%	$ 69	$36	$439	$228

During 2005, interest rate floor agreements were purchased to limit the Bank’s exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate falls below the floors of 6.00% and 6.50%, thus effectively ensuring interest income on the pools of prime-based loans at minimum rates of 6.00% and 6.50% for the duration of the agreements. The interest rate floor agreements were designated as cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

For the three months ended March 31, 2009, total cash flows received from counterparties amounted to $214, compared with $17 for the first quarter of 2008. The cash flows received from counterparties were recorded in interest income.

At March 31, 2009, the total fair value of the interest rate floor agreements was $1,010 compared with $1,229 at December 31, 2008. The fair values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Pursuant to SFAS No. 133, changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income.

The premiums paid on the interest rate floor agreements are being recognized as reductions of interest income over the duration of the agreements using the floorlet method, in accordance with SFAS No. 133. During the three months ended March 31, 2009, $15 of the premium was recognized as a reduction of interest income. At March 31, 2009, the remaining unamortized premiums, totaled $115, compared with $130 at December 31, 2008. During the next twelve months, $78 of the premiums will be recognized as reductions of interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

A summary of the hedging related balances follows:

	March 31, 2009		December 31, 2008
	Gross	Net of Tax	Gross	Net of Tax
Unrealized gain on interest rate floors	$1,010	$667	$1,229	$811
Unrealized gain on interest rate swaps	---	---	23	16
Unamortized premium on interest rate floors	(115)	(76)	(130)	(87)
Total	$ 895	$591	$1,122	$740

Note 9: Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") for financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

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

The most significant instruments that the Company values are securities, all of which fall into Level 2 in the fair value hierarchy. The securities in the available for sale portfolio are priced by independent providers. In obtaining such valuation information from third parties, the Company has evaluated their valuation methodologies used to develop the fair values in order to determine whether valuations are appropriately placed within the fair value hierarchy and whether the valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Additionally, the Company periodically tests the reasonableness of the prices provided by these third parties by obtaining fair values from other independent providers and by obtaining desk bids from a variety of institutional brokers.

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
  Derivative Instruments: Derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains independent dealer market price estimates to value its Prime interest rate floors. Derivative instruments are priced by independent providers using observable market data and assumptions with adjustments based on widely accepted valuation techniques. A discounted cash flow analysis on the expected cash flows of each derivative reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, transaction size, custom tailored features, counterparty credit quality, and the estimated current replacement cost of the derivative instrument.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale	$ ---	$367,582	$ ---	$367,582
Derivative assets	$ ---	$ 1,010	$ ---	$ 1,010

SFAS No. 157 also requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 3/31/09	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 3/31/09
Collateral dependent impaired loans	$886	$ ---	$ ---	$886	$886

Specific allowances for impaired loans are determined in accordance with SFAS No. 114 "Accounting by Creditors For Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." During the three months ended March 31, 2009, there were no new loan loss allowances established for collateral dependant impaired loans.

Note 10: Recently Adopted Accounting Standards

The Company recently adopted the following accounting standards:

Disclosures About Derivative Instruments and Hedging Activities: In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related features in derivative agreements. SFAS No. 161 must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company). The adoption of SFAS No.161 did not have a significant impact on the Company's consolidated results of operations or financial condition.

Determining the Useful Life of Intangible Assets: In April 2008, the FASB issued FASB Staff Position ("FSP") FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 was effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP FAS 142-3 did not have an impact on the Company’s consolidated financial statements.

Note 11: Recent Accounting Developments

The following information addresses new or proposed accounting pronouncements that could have an impact on the Company’s financial condition or results of operations.

The Hierarchy of Generally Accepted Accounting Principles: In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the "GAAP hierarchy"). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." SFAS No.162 is not expected to have a significant impact on the Company's consolidated results of operation or financial condition.

Interim Disclosures about Fair Value Instruments: On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", which requires disclosure of the fair value of financial instruments and significant assumptions used to estimate the fair value of financial instruments in interim and annual financial statements. Previously, the disclosure was required only in annual financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect early adoption of FSP FAS 107-1 and APB 28-1. The Company will include these disclosures in the notes to the consolidated financial statements on a quarterly basis beginning in the second quarter of 2009.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: On April 9, 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which provides guidance for determining fair value under Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" , in inactive or disorderly markets. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect early adoption of FSP FAS 157-4. The adoption of this FSP in the second quarter of 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments: On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which makes existing other-than-temporary impairment guidance pertaining to debt securities more operational and improves the presentation of other-than-temporary impairments in the financial statements. This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and any remaining portion in the other comprehensive income category of stockholders’ equity, if the entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to adopt this FSP early and is currently evaluating the potential financial impact of adopting this FSP in the second quarter of 2009.

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three months ended March 31, 2009 and 2008, and financial condition at March 31, 2009, and December 31, 2008, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in first quarter 2009 and 2008 interest income was $568 and $519, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $296 and $230 in the first quarter of 2009 and 2008, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2008, report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported. Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements:

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

For securitized financial assets with contractual cash flows, such as Private label mortgage-backed securities, the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with an economic recession, similar to those the Company believes market participants would use. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate to the extent that the Company does not expect to receive 100% of future contractual principal and interest, an other-than-temporary impairment charge is recognized. The Company also considers its intent and ability to retain a temporarily depressed security until recovery, which may be at maturity. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2009 and December 31, 2008, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

EXECUTIVE OVERVIEW

Summary Results of Operations

The Company reported consolidated net income of $2,625 for the quarter ended March 31, 2009, compared with $1,952 in the first quarter of 2008, representing an increase of $673, or 34.5%. The Company’s fully diluted earnings per share, after preferred stock dividends and accretion of preferred stock discount, amounted to $0.82 for the first quarter of 2009, compared with $0.64 for the first quarter of 2008, representing an increase of $0.18, or 28.1%. Net income available to common shareholders amounted to $2,403, representing an increase of $451, or 23.1%, compared with the first quarter of 2008.

The Company’s annualized return on average shareholders’ equity ("ROE") amounted to 12.98% in the first quarter of 2009, compared with 11.66% for the first quarter of 2008. The annualized return on average assets ("ROA") amounted to 1.06%, compared with 0.87% in the first quarter of 2008.

  Net Interest Income: For the three months ended March 31, 2009, net interest income on a fully tax-equivalent basis amounted to $8,236, up $760 or 10.2% on a linked quarter basis and representing an increase of $1,714, or 26.3%, compared with the first quarter of 2008.

The increase in first quarter 2009 net interest income compared with the same quarter in 2008 was principally attributed to an improved net interest margin, combined with average earning asset growth of 12.8%. The decline in short-term interest rates over the past eighteen months favorably impacted the Bank’s net interest margin, as the cost of interest bearing liabilities declined faster and to a greater degree than the decline in earning asset yields.

For the three months ended March 31, 2009, the fully tax-equivalent net interest margin amounted to 3.42%, up 21 basis points on a linked quarter basis and representing an improvement of 39 basis points compared with the first quarter of 2008.

  Non-interest Income: For the three months ended March 31, 2009, total non-interest income amounted to $1,604, representing a decline of $445 or 21.7%, compared with the first quarter of 2008. The decline in non interest income was largely attributed to a $313 gain recorded in the first quarter of 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering.

First quarter 2009 net securities gains amounted to $412, representing an increase of $35, or 9.3%, compared with the first quarter of 2008. The $412 in first quarter net securities gains were comprised of realized gains on the sale of securities amounting to $1,419, largely offset by other-than-temporary securities impairment losses of $1,006. In the first quarter of 2009 the Company concluded that unrealized losses on certain available-for-sale, 1-4 family non-agency mortgage-backed securities with an amortized cost of $3,888 were other-than-temporarily impaired, because the Company could no longer conclude that it is probable it will receive 100% of future contractual principal and interest. Because these securities were being carried at fair value, estimated losses on these securities, net of tax, were previously recorded in unrealized losses on securities available-for-sale within accumulated other comprehensive loss, a component of total shareholders equity on the Company’s consolidated balance sheet. Company management believes that the ultimate economic losses that may be realized for these securities may be meaningfully less than the "mark-to-market" losses that were recorded during the quarter.

First quarter 2009 credit and debit card service charges and fees amounted to $176, representing a decline of $157, or 47.2%, compared with the first quarter of 2008. This decline was attributed to the previously reported sale of the Bank’s merchant processing and Visa credit card portfolios in the fourth quarter of 2008.

First quarter 2009 trust and other financial services fees amounted to $572, representing an increase of $33, or 6.1%, compared with the first quarter of 2008.

  Non-interest Expense: For the three months ended March 31, 2009, total non-interest expense amounted to $5,164, representing an increase of $176, or 3.5%, compared with the first quarter of 2008.

Included in first quarter 2009 non interest expense, was the writedown of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired amounting to $168, compared with $36 in the first quarter of 2008. These investment funds, originating as far back as 1994 and in most cases qualifying for Community Reinvestment Act credit, generally represent socially responsible venture capital investments in small businesses throughout Maine and New England. The first quarter 2009 writedown was based upon receipt of more recent financial information reflecting the impact current economic conditions have had on these funds and represented 35.3% of their recorded book carrying value.

The increase in first quarter 2009 non-interest expense was also attributed to a $128 reduction in the Company’s liability related to the Visa Reorganization and the Visa, Inc. initial public offering recorded in the first quarter of 2008.

First quarter 2009, salaries and employee benefits amounted to $2,756, representing an increase of $99, or 3.7%, compared with the first quarter of 2008. The increase in salaries and employee benefits was principally attributed to normal increases in base salaries and employee benefits, as well as changes in staffing levels and mix.

First quarter 2009 credit and debit card expenses amounted to $101, representing a decline of $154, or 60.4%, compared with the first quarter of 2008. This decline was attributed to the previously reported sale of the Bank’s merchant processing and Visa credit card portfolios in the fourth quarter of 2008.

First quarter 2009 furniture and equipment expenses amounted to $353, representing a decline of $137, or 28.0%, compared with the first quarter of 2008. This decline was principally attributed to declines in a variety of expense categories including depreciation expense, maintenance contract expenses, miscellaneous equipment purchases and repairs, and personal property taxes.

  Income Taxes: For the three months ended March 31, 2009, total income taxes amounted to $1,090, representing an increase of $201, or 22.6%, compared with the first quarter of 2008. The Company’s effective tax rate amounted to 29.3% in the first quarter of 2009, compared with 31.3% in the first quarter of 2008.

Summary Financial Condition

The Company’s total assets surpassed the $1 billion mark during the first quarter. At March 31, 2009 total assets stood at $1,062,175, representing an increase of $89,887, or 9.2%, compared with December 31, 2008.

  Loans: Total loans ended the first quarter at $648,323, representing an increase of $14,720, or 2.3%, compared with December 31, 2008. First quarter loan growth was led by commercial loans and tax-exempt loans to local municipalities. Residential mortgage loan origination activity increased significantly during the quarter, principally reflecting the declines in residential mortgage loan interest rates and borrower refinancing activity.
  Credit Quality: The Bank’s non-performing loans ended the quarter at relatively low levels and were well below the Bank’s peer group average. At March 31, 2009, total non-performing loans amounted to $4,429 or 0.68% of total loans, compared with $4,404, or 0.70% at December 31, 2008.

The Bank’s loan loss experience improved during the first quarter of 2009 compared with the same quarter in 2008. Total net loan charge-offs amounted to $205, or net charge-offs to average loans outstanding of 0.13%, compared with $300, or net charge-offs to average loans outstanding of 0.20%, in the first quarter of 2008.

For the quarter ended March 31, 2009, the Bank recorded a provision for loan losses (the "provision") of $665, representing an increase of $153 or 29.9% compared with the first quarter of 2008. The increase in the provision was largely attributed to growth in the loan portfolio and deteriorating economic conditions, including declining real estate values in most of the markets served by the Bank.

The Bank maintains an allowance for loan losses (the "allowance") which is available to absorb losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses. At March 31, 2009, the allowance stood at $5.9 million, representing an increase of $460 thousand or 8.4% compared with December 31, 2008. At March 31, 2009, the allowance expressed as a percentage of total loans stood at 91 basis points, up from 86 basis points at December 31, 2008.

  Securities: Total securities ended the first quarter at $367,582, representing an increase of $77,080, or 26.5%, compared with December 31, 2008. Securities purchased during the quarter included mortgage-backed securities issued by U.S. government agencies and sponsored enterprises, as well as obligations of state and political subdivisions thereof.
  Deposits: Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in summer and autumn. The timing and extent of seasonal swings have varied from year to year, particularly with respect to demand deposits.

Total deposits ended the first quarter at $615.4 million, representing an increase of $37.2 million, or 6.4%, compared with December 31, 2008. Total retail deposits ended the first quarter at $497.3 million, up $7.6 million or 1.6% compared with December 31, 2008. Retail deposit growth was principally attributed to time deposits, with demand deposits, NOW accounts and savings and money market accounts posting a combined seasonal decline of $13.9 million, or 4.8%.

Brokered deposits obtained from the national market ended the first quarter at $118,137, representing an increase of $29,631, or 33.5%, compared with December 31, 2008. The increase in brokered deposits was utilized to support first quarter earning asset growth and replace the seasonal decline in retail deposits.

  Borrowings: Total borrowings ended the first quarter at $354,535, representing an increase of $30,632, or 9.5%, compared with December 31, 2008. The increase in borrowings was principally used to fund the growth of the Bank’s securities portfolio.

Capital: During the first quarter of 2009, the Bank continued to exceed regulatory requirements for "well-capitalized" institutions. Company management considers this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Under the capital adequacy guidelines administered by the Bank’s principal regulators, "well-capitalized" institutions are those with Tier I leverage, Tier I Risk-based, and Total Risk-based ratios of at least 5%, 6% and 10%, respectively. At March 31, 2009, the Bank’s Tier I Leverage, Tier I Risk-based, and Total Bisk-based capital ratios were 8.37%, 12.65% and 14.30%, compared with 6.65%, 10.03% and 11.69% at December 31, 2008, respectively.

In January 2009, the Company announced the issuance and sale of $18.751 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, to the U.S. Treasury in connection with its participation in the U.S. Treasury’s Capital Purchase Program ("CPP"). The CPP is a voluntary program designed by the U.S. Treasury to provide additional capital to healthy, well-capitalized banks, to help provide economic stimulus through the creation of additional lending capacity in local banking markets.

Shareholder Dividends: The Company paid regular cash dividends of $0.26 per share of common stock in the first quarter of 2009, representing an increase of $0.01 per share, or 4.0%, compared with the dividend paid for the same quarter in 2008.

The Company’s Board of Directors recently declared a second quarter 2009 regular cash dividend of $0.26 per share of common stock, compared with $0.25 for the same quarter in 2008, representing an increase of $0.01, or 4.0%.

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

Total Net Interest Income: For the three months ended March 31, 2009, net interest income on a fully tax equivalent basis amounted to $8,236, compared with $6,522 in the first quarter of 2008, representing an increase of $1,714, or 26.3%. As more fully discussed below, the increase in the Bank’s first quarter 2009 net interest income compared with the first quarter of 2008 was principally attributed to a 39 basis point improvement in the tax equivalent net interest margin, combined with average earning growth of $110,523, or 12.8%.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended March 31, 2009 and 2008, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
MARCH 31, 2009 AND 2008

	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$ 638,263	$ 8,756	5.56%	$589,807	$9,564	6.52%
Taxable securities (2)	275,861	4,068	5.98%	218,938	3,200	5.88%
Non-taxable securities (2,3)	45,747	834	7.39%	39,293	662	6.78%
Total securities	321,608	4,902	6.18%	258,231	3,862	6.02%
Federal Home Loan Bank stock	15,082	---	0.00%	13,761	196	5.73%
Fed funds sold, money market funds, and time
deposits with other banks	870	2	0.93%	3,501	38	4.37%

Total Earning Assets	975,823	13,660	5.68%	865,300	13,660	6.35%

Non-Interest Earning Assets:
Cash and due from banks	6,154			4,458
Allowance for loan losses	(5,616)			(4,826)
Other assets (2)	28,167			33,329
Total Assets	$1,004,528			$898,261

Interest Bearing Liabilities:
Deposits	$ 522,676	$ 2,800	2.17%	$494,854	$4,097	3.33%
Borrowings	346,685	2,624	3.07%	278,639	3,041	4.39%
Total Interest Bearing Liabilities	869,361	5,424	2.53%	773,493	7,138	3.71%
Rate Spread			3.15%			2.64%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	48,177			52,867
Other liabilities	4,961			4,562
Total Liabilities	922,499			830,922
Shareholders' equity	82,029			67,339
Total Liabilities and Shareholders' Equity	$1,004,528			$898,261
Net interest income and net interest margin (3)		8,236	3.42%		6,522	3.03%
Less: Tax Equivalent adjustment		(296)			(230)
Net Interest Income		$ 7,940	3.30%		$6,292	2.92%

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

For the three months ended March 31, 2009, the fully tax equivalent net interest margin amounted to 3.42%, compared with 3.03% for the in the first quarter of 2008, representing an improvement of 39 basis points.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2009	2008				2007
Quarter:	1	4	3	2	1	4	3	2
Interest Earning Assets:
Loans (1,3)	5.56%	5.93%	6.09%	6.19%	6.52%	6.71%	6.88%	6.88%
Taxable securities (2)	5.98%	5.81%	5.89%	5.88%	5.88%	5.78%	5.65%	5.62%
Non-taxable securities (2,3)	7.39%	7.02%	6.88%	6.77%	6.78%	6.71%	6.66%	6.80%
Total securities	6.18%	5.97%	6.02%	6.00%	6.02%	5.87%	5.75%	5.77%
Federal Home Loan Bank stock	0.00%	2.46%	3.00%	3.98%	5.73%	6.31%	6.41%	6.56%
Fed Funds sold, money market funds, and time
deposits with other banks	0.93%	2.16%	3.13%	3.00%	4.37%	5.01%	5.19%	5.67%
Total Earning Assets	5.68%	5.88%	6.02%	6.08%	6.35%	6.45%	6.53%	6.57%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	2.17%	2.62%	2.72%	2.92%	3.33%	3.51%	3.60%	3.56%
Borrowings	3.07%	3.67%	3.92%	4.21%	4.39%	4.69%	4.92%	4.93%
Total Interest Bearing Liabilities	2.53%	3.00%	3.14%	3.36%	3.71%	3.95%	4.08%	4.04%

Rate Spread	3.15%	2.88%	2.88%	2.72%	2.64%	2.50%	2.45%	2.53%

Net Interest Margin (3)	3.42%	3.21%	3.22%	3.07%	3.03%	2.97%	2.93%	2.96%

Net Interest Margin without Tax Equivalent Adjustments	3.30%	3.10%	3.12%	2.97%	2.92%	2.89%	2.86%	2.88%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

Recent data suggest that the U.S. economy is currently in a deep recession which began in December 2007, driven by sharp downturns in the nationwide housing and credit markets. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Nationwide unemployment has increased significantly. The Board of Governors of the Federal Reserve System (the "Federal Reserve") addressed the economic decline with changes in its monetary policy, by reducing the Federal Funds rate to historic levels. From late 2007 through October 2008, the Federal Reserve reduced short term interest rates nine times for a total of 500 basis points. These actions favorably impacted the Bank’s net interest margin, given its liability sensitive balance sheet. Specifically, the Banks’ total weighted average cost of funds declined faster and to a greater extent than the decline in the weighted average yield on its earning asset portfolios.

The weighted average yield on average earning assets amounted to 5.68% in the first quarter of 2009, compared with 6.35% in the first quarter of 2008, representing a decline of 67 basis points. However, the weighted average cost of interest bearing liabilities amounted to 2.53% in the first quarter of 2009, compared with 3.71% in the first quarter of 2008, representing a decline of 118 basis points. In short, since the first quarter of 2008 the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 51 basis points.

Should interest rates continue at current levels, Company management anticipates the improving net interest margin trend will continue into the second quarter of 2009, generating higher levels of net interest income. Management anticipates the continued improvement in the net interest margin will be driven by a continued downward re-pricing of interest bearing liabilities, as time deposits and borrowed funds maturities are replaced at lower prevailing costs, while the yields on its average earning asset portfolios continue to stabilize. Management also anticipates that the net interest margin and net interest income will be favorably impacted by the current positively sloped U.S. Treasury yield curve.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest and Dividend Income: For the three months ended March 31, 2009, total interest and dividend income, on a fully tax equivalent basis, amounted to $13,660, unchanged compared with the first quarter of 2008. While the Bank’s average earning assets increased $110,523 or 12.8%, the impact of this increase was entirely offset by a 67 basis point decline in the total weighted average earning asset yield. The decline in the weighted average earning asset yield was principally attributed to the reduction of short-term interest rates by the Federal Reserve, the impact of which reduced the weighted average yield on the Bank’s variable rate loan portfolios. To a lesser extent, the weighted average loan yields were also impacted by the renegotiation of certain fixed rate loans to variable rate loans with lower prevailing interest rates.

For the quarter ended March 31, 2009, interest income from the loan portfolio amounted to $8,756, representing a decline of $808, or 8.4%, compared with the first quarter of 2008. The decline in loan interest income was attributed to a 96 basis point decline in the weighted average loan portfolio yield, largely offset by average loan portfolio growth of $48,456, or 8.2%.

For the quarter ended March 31, 2009, interest income from the Bank’s securities portfolio amounted to $4,902, representing an increase of $1,040, or 26.9%, compared with the first quarter of 2008. The increase in interest income from securities was principally attributed to average securities portfolio growth of $63,337 or 24.5%, combined with a 16 basis point improvement in the weighted average securities portfolio yield. Because the majority of the securities portfolio is comprised of fixed rate securities, the decline in short-term interest rates has had minimal impact on the portfolio’s weighted average yield.

For the quarter ended March 31, 2009, the Bank did not record any Federal Home Loan Bank ("FHLB") stock dividends, compared with $196 in the first quarter of 2008. In the first quarter of 2009, the FHLB of Boston advised its members that it is focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for the first quarter of 2009 were suspended, and it is unlikely that dividends will be paid in 2009.

As depicted on the rate/volume analysis table below, comparing the three months ended March 31, 2009 with the same quarter in 2008, the increased volume of average earning assets on the balance sheet contributed $1,718 to total interest income, but was entirely offset by a decline of $1,718 attributed to the impact of the lower weighted average earning asset yield.

Interest Expense: For the three months ended March 31, 2009, total interest expense amounted to $5,424, compared with $7,138 for the first quarter of 2008, representing a decline of $1,714, or 24.0%.

The decline in interest expense was principally attributed to a 118 basis point decline in the weighted average cost of interest bearing liabilities, offset in part by an increase in average interest bearing liabilities of $95,868, or 12.4%, when comparing the three months ended March 30, 2009 with the same quarter in 2008. The decline in the average cost of interest bearing funds was principally attributed to lower short-term and long-term market interest rates in the first quarter of 2009 compared with the same quarter in 2008.

For the three months ended March 31, 2009, the total weighted average cost of interest bearing liabilities amounted to 2.53%, compared with 3.71% for the same quarter in 2008, representing a decline of 118 basis points. For the quarter ended March 31, 2009, the weighted average cost of borrowed funds declined 132 basis points to 3.07%, while the weighted average cost of interest bearing deposits declined 116 basis points to 2.17%, compared with the first quarter of 2008.

As depicted on the rate/volume analysis table below, comparing the three months ended March 31, 2009 with the same quarter in 2008, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $2,696 to the decline in interest expense, offset in part by an increase of $982 attributed to the impact of the increased volume of average interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED MARCH 31, 2009 VERSUS MARCH 31, 2008
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 787	$(1,595)	$ (808)
Taxable securities (2)	832	36	868
Non-taxable securities (2,3)	109	63	172
Investment in Federal Home Loan Bank stock	19	(215)	(196)
Fed funds sold, money market funds, and time
deposits with other banks	(29)	(7)	(36)

TOTAL EARNING ASSETS	$1,718	$(1,718)	$ ---

Interest bearing deposits	230	(1,527)	(1,297)
Borrowings	752	(1,169)	(417)
TOTAL INTEREST BEARING LIABILITIES	$ 982	$(2,696)	$(1,714)

NET CHANGE IN NET INTEREST INCOME	$ 736	$ 978	$ 1,714

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

The Bank’s non-performing loans remained at relatively low levels at quarter end, representing $4,429 or 0.68% of total loans, compared with $4,404 or 0.70% of total loans at December 31, 2008.

Net charge-offs amounted to $205 during the first quarter of 2009, or annualized net charge-offs to average loans outstanding of 0.13%, compared with $300 or annualized net charge-offs to average loans outstanding of 0.20% for the same quarter in 2008.

The allowance expressed as a percentage of non-performing loans stood at 133% at March 31, 2009, compared with 124% at December 31, 2008.

For the three months ended March 31, 2009, the provision for loan losses (the "provision") amounted to $665 compared with $512 for the same quarter in 2008. The increase in the provision was largely attributed to growth in the loan portfolio and deteriorating economic conditions, including declining real estate values in most of the markets served by the Bank.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the three months ended March 31, 2009, total non-interest income amounted to $1,604, compared with $2,049 for the same quarter in 2008, representing a decline of $445 or 21.7%.

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

For the three months ended March 31, 2009, income from trust and other financial services amounted to $572, compared with $539 for the same quarter in 2008, representing an increase of $33, or 6.1%. Revenue generated from third party brokerage activities posted meaningful increases, which were principally attributed to increased staff capacity and new client relationships. First quarter revenue from trust and investment management activities declined moderately compared with the first quarter of 2008, principally reflecting declining market values of assets under management and held in custody.

At March 31, 2009, total assets under management at Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $223,498 compared with $265,482 at March 31, 2008, representing a decline of $41,984 or 15.8%. The decline in assets under management was principally reflective of the broad declines experienced by the equity markets in general since the first quarter of 2008, offset in part by growth in managed assets.

Service Charges on Deposits: This income is principally derived from deposit account overdraft fees, monthly deposit account maintenance and activity fees, and a variety of other deposit account related fees.

For the three months ended March 31, 2009, income from service charges on deposit accounts amounted to $309, compared with $362 for the same quarter in 2008, representing a decline of $53 or 14.6%.

The decline in first quarter service charges on deposit accounts was principally attributed to a decline in deposit account overdraft activity, compared with the first quarter of 2008. Additionally, the Bank has not increased its deposit account fee amounts charged to customers since early 2007.

Credit and Debit Card Service Charges and Fees: This income is principally derived from the Bank’s Visa debit card product, merchant credit card processing fees and fees associated with Visa credit cards. As previously reported, in the fourth quarter of 2008 the Bank sold its merchant processing and Visa credit card portfolios. In connection with the sale of these portfolios, the Bank entered into certain future referral, marketing and revenue-sharing agreements, which are expected to provide future revenue streams from these lines of business.

The principal objectives underlying the Bank’s decision to terminate its direct participation in the payments industry as a processor of merchant credit card and debit card transactions were the mitigation of risks such as fraud and identity theft, along with the additional costs and resources required to monitor the Bank’s merchants and demonstrate compliance with the standards set forth by the Payment Card Industry (PCI DSS). The Bank continues to offer and support these services to existing and future merchant processing clients through a third party processor. Bank management believes this new approach will essentially maintain the overall profitability of this business, while offering enhanced levels of service and technology resources to its customers.

For the three months ended March 31, 2009, credit and debit card service charges and fees amounted to $176, compared with $333 in the first quarter of 2008, representing a decline of $157, or 47.1%. The decline in debit and credit card fees was essentially offset by a $154 or 60.4% decline in debit and credit card expenses, which is included in non-interest income in the Company’s consolidated statements of income.

Net Securities Gains: For the three months ended March 31, 2009, net securities gains amounted to $412, compared with $377 in the first quarter of 2008, representing an increase of $35, or 9.3%. The $412 in first quarter net securities gains were comprised of realized gains on the sale of securities amounting to $1,419, largely offset by other-than-temporary securities impairment losses of $1,006.

During the first quarter of 2009 the Company concluded that unrealized losses on certain available-for-sale, 1-4 family non-agency mortgage-backed securities with an amortized cost of $3,888 were other-than-temporarily impaired, because the Company could no longer conclude that it is probable it will receive 100% of future contractual principal and interest. Because these securities were being carried at fair value, estimated losses on these securities, net of tax, were previously recorded in unrealized losses on securities available-for-sale within accumulated other comprehensive loss, a component of total shareholders equity on the Company’s consolidated balance sheet. Company management believes that the ultimate economic losses that may be realized for these securities may be meaningfully less than the "mark-to-market" losses that were recorded during the quarter.

For further information about the other-than-temporary securities impairment losses recorded in the first quarter of 2009, refer below in this Report to Part I, Item 3, Securities and Impaired Securities.

Other Operating Income: For the three months ended March 31, 2009, total other operating income amounted to $80, compared with $388 during the same quarter in 2008, representing a decline of $308, or 79.4%. The increase was attributed to a gain recorded in the first quarter of 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering.

As previously reported and in connection with the Bank’s merchant services and Visa credit card business, prior to September 2007 the Bank was a member of Visa U.S.A. Inc. Card Association. As a part of the Visa Inc. reorganization in 2007, the Bank received its proportionate number of Class U.S.A. shares of Visa Inc. common stock, or 20,187 shares.

In connection with the Visa Inc. initial public offering that occurred in March of 2008, the Bank’s Class U.S.A. shares were converted to 18,949 shares of Visa Inc. Class B Common Stock, of which 7,326 shares were immediately redeemed. The proceeds from this redemption amounted to $313 and were recorded in other operating income in the Company’s consolidated statement of income for the three months ended March 31, 2008. The 11,623 post redemption non-marketable shares owned by the Bank are convertible to Class A Visa Inc. shares three years after the initial public offering, or upon settlement of certain litigation between Visa Inc. and other third parties, whichever is later.

Non-interest Expense

For the three months ended March 31, 2009, total non-interest expense amounted to $5,164, compared with $4,988 in the first quarter of 2008, representing an increase of $176, or 3.5%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three months ended March 31, 2009, salaries and employee benefit expenses amounted to $2,756, compared with $2,657 for the same quarter in 2008, representing an increase of $99, or 3.7%.

The increase in salaries and employee benefits was principally attributed to normal increases in base salaries and employee benefits, as well as changes in staffing levels and mix.

Occupancy Expenses: For the three months ended March 31, 2009, total occupancy expenses amounted to $398, compared with $385 for the same quarter in 2008, representing an increase of $13, or 3.4%

The increase in occupancy expense was principally attributed higher snow removal and utilities expenses at the Bank’s twelve branch office locations.

Furniture and Equipment Expenses: For the three months ended March, 31 2009, furniture and equipment expenses amounted to $353, compared with $490 for the same quarter in 2008, representing a decline of $137, or 28.0%.

The decline in furniture and equipment expenses was principally attributed to declines in a variety of expense categories including depreciation expense, maintenance contract expenses, miscellaneous equipment purchases and repairs, and personal property taxes.

Credit and Debit Card Expenses: These expenses principally relate to the Bank’s Visa debit card processing activities, merchant credit card processing fees and processing fees associated with Visa credit cards. As previously reported and as more fully discussed above under non interest income, in the fourth quarter of 2008 the Bank sold its merchant processing and Visa credit card portfolios.

For the three months ended March 31, 2009, credit and debit card expenses amounted to $101, compared with $255 for the same quarter in 2008, representing a decline of $154 or 60.4%. The decline in credit and debit card expenses was essentially offset by a $157 or 47.1% decline in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

Other Operating Expenses: For the three months ended March 31, 2009, total other operating expenses amounted to $1,556, compared with $1,201 for the same quarter in 2008, representing an increase of $355, or 29.6%.

Included in first quarter 2009 non-interest expense, was the writedown of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired amounting to $168, compared with $36 in the first quarter of 2008. These investment funds, originating as far back as 1994 and in most cases qualifying for Community Reinvestment Act credit, generally represent socially responsible venture capital investments in small businesses throughout Maine and New England. The first quarter 2009 write-down represented 35.3% of their recorded book carrying value.

The increase in first quarter 2009 non-interest expense was also attributed to a $128 reduction in the Company’s previously reported Visa indemnification and covered litigation liability related to the Visa Reorganization, which was recorded in the first quarter of 2008. The Bank is not a party to the lawsuits brought against VISA U.S.A. The Company recognizes its portion of the Visa Indemnification at the estimated fair value of such obligation in accordance with FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

For the quarter ended March 31, 2009, FDIC insurance assessment premiums amounted to $92, compared with $15 in the first quarter of 2009, representing an increase of $77. The increase in first quarter 2009 assessment premiums was principally attributed to an historical insurance assessment credit recorded in the first quarter of 2008 amounting to $67. In this regard, the FDI Reform Act required the FDIC to establish a one-time historical assessment credit that provided banks with a credit that could be used to offset insurance assessments in 2007 and 2008. This one-time, historical assessment credit was established to benefit banks that had funded deposit insurance funds prior to December 31, 1996.

During the last few quarters, the FDIC’s Deposit Insurance Fund ("DIF") posted record losses causing the reserve ratio to fall well below 1.15%. A reserve ratio below 1.15% triggers the need for a DIF restoration plan in accordance with the FDI Reform Act of 2005 and conforming amendments. Pursuant to the Act, the FDIC must bring the reserve ratio back to 1.15% within five years. In February 2009, the FDIC issued a proposal that would require all FDIC-insured institutions to pay a one-time special assessment of 20 basis points. If this assessment is approved, the Bank estimates its assessment would total approximately $1,200. Since the proposal, the FDIC communicated its intent to reduce this fee to 10 basis points pending an increase to its line of credit with the U.S. Treasury. The current line is $30 billion with proposals to increase the line permanently to $100 billion and temporarily to $500 billion. The assessment fee would be in addition to the normal second quarter 2009 assessment. In addition to the special assessment, beginning in the second quarter of 2009, the FDIC will add four new factors to the normal assessment rate calculation, including factors for brokered deposits, secured liabilities and unsecured liabilities. These changes are expected to significantly increase FDIC insurance expenses for all insured institutions, including the Bank.

Income Taxes

For the three months ended March 31, 2009, total income taxes amounted to $1,090, compared with $889 for the first quarter of 2008, representing an increase of $201, or 22.6%.

The Company's effective tax rate for the three months ended March 31, 2009 amounted to 29.3%, compared with 31.3% for the first quarter of 2008. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at March 31, 2009 represented 61.0% and 34.6% of total assets, compared with 65.2% and 29.9% at December 31, 2008, respectively.

At March 31, 2009, total assets amounted to $1,062,175, compared with $972,288 at December 31, 2008, representing an increase of $89,887, or 9.2%.

Securities

The securities portfolio represented 33.0% of the Company’s average earning assets in the first quarter of 2009 and generated 35.9% of total tax equivalent interest and dividend income, compared with 29.8% and 28.3% in the first quarter of 2008, respectively.

The securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other non-agency, private label issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government sponsored enterprises. At March 31, 2009, the securities portfolio did not contain any pools of sub-prime mortgage-backed securities, collateralized debt obligations, or commercial mortgage-backed securities. Additionally, the Bank did not have any equity securities or corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in Federal Home Loan Mortgage ("FHLMC") or Federal National Mortgage Association ("FNMA"), or any interests in pooled trust preferred securities or auction rate securities.

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

Securities available for sale represented 100% of total securities at March 31, 2009, and December 31, 2008. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method and are shown separately in the consolidated statements of income.

Total Securities: At March 31, 2009, total securities amounted to $367,582, compared with $290,502 at December 31, 2008, representing an increase of $77,080 or 26.5%. Securities purchased during the quarter included mortgage-backed securities issued by U.S. Government agencies and sponsored enterprises, debt obligations of U.S. Government-sponsored enterprises, and obligations of state and political subdivisions thereof. The increase in securities was intended to leverage the Bank’s strong capital position in response to a relatively steep U.S. Treasury yield curve and as a means of generating higher levels of net interest income.

The following tables summarize the securities available for sale portfolio as of March 31, 2009 and December 31, 2008:

	March 31, 2009
Available for Sale:	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 5,354	$ 38	$ 5	$ 5,387
Mortgage-backed securities:
US Government-sponsored enterprises	238,618	6,484	11	245,091
US Government agency	27,749	398	40	28,107
Private label	40,304	421	4,424	36,301
Obligations of states and political subdivisions thereof	55,853	562	3,719	52,696
TOTAL	$367,878	$7,903	$8,199	$367,582

*includes the cumulative writedown of securities considered to be other than temporarily impaired at March 31, 2009, with impairment writedowns totaling $2,441.

	December 31, 2008
	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Obligations of U.S. Government-sponsored enterprises	$ 700	$ 1	$ ---	$ 701
Mortgage-backed securities:
U.S. Government-sponsored enterprises	172,661	4,874	10	177,525
U.S. Government agencies	32,750	961	26	33,685
Private label	43,579	172	4,193	39,558
Obligations of State and Political Subdivisions thereof	42,534	166	3,667	39,033
TOTAL	$292,224	$6,174	$7,896	$290,502

*includes the cumulative writedown of securities considered to be other than temporarily impaired at December 31, 2008, with impairment writedowns totaling $1,435.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at March 31, 2009, amounted to an excess of $8,199, or 2.2% of the amortized cost of the total securities portfolio. At December 31, 2008 this amount represented an excess of $7,896, or 2.7% of the total securities portfolio.

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

For securitized financial assets with contractual cash flows, such as the Bank’s Private label mortgage-backed securities, the Company regularly monitors the current characteristics of each security such as delinquency and foreclosure levels, credit enhancement, and coverage ratios. When the level of credit loss coverage for an individual security deteriorates below a specified level, the Company expands its analysis of the security to include detailed cash flow projections based on loan level credit characteristics, collateral loss severity estimates and prepayment assumptions. The Company reviews the resulting cash flows to determine whether it will receive all of the originally scheduled cash flows. The resulting projected credit losses are compared to the current level of credit enhancement to determine whether the security is expected to experience losses during any future period.

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

Based on the foregoing evaluation criteria, during the first quarter of 2009, the Company concluded that unrealized losses on available-for-sale, Private label mortgage-backed securities with an amortized cost of $3,888 were other-than-temporarily impaired, because the Company could no longer conclude that it is probable that it will recover 100% of these investments. Accordingly, the Company recorded an other-than-temporary impairment charge of $1,006. This charge was recorded as securities losses in the Company’s consolidated statement of income. Management believes these losses were attributable to unprecedented market stresses affecting Private label mortgage-backed securities, a rapidly declining U.S. economy in general and the national housing market in particular, which deteriorated rapidly over the past year. While recording this impairment charge is consistent with current U.S. GAAP accounting standards, Company management estimates that the ultimate economic losses that may be realized for these securities may be meaningfully less than the current "mark-to-market" losses. Company management believes that the difference between the expected losses and current the "mark-to-market" losses are largely attributed to current market illiquidity conditions, de-leveraging, and the historical disruption in the financial markets in general.

The Company also concluded that as of March 31, 2009, the unrealized losses of $8,199 on available-for-sale securities with an amortized cost of $89,538 and a fair value of $81,339, as identified in the table below, were temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which may be at maturity, the expectation that the Company will receive 100% of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence.

The following table summarizes temporarily impaired securities and their approximate fair values at March 31, 2009. All securities referenced are debt securities. At March 31, 2009, the Bank did not hold any common stock or equity securities in its securities portfolio.

TEMPORARILY IMPAIRED SECURITIES
March 31, 2009

	Less Than 12 Months			12 Months or Longer			Total
Description of Securities:	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses	Fair Value	Number of Investments	Unrealized Losses

Obligations to U.S. Government Agencies	$ 1,009	1	$ 5	$ ---	---	$ ---	$ 1,009	1	$ 5
Mortgage-backed securities:
U.S. Government-sponsored enterprises	14,125	8	10	21	1	1	14,146	9	11
U.S. Government agencies	4,548	15	33	202	7	7	4,750	22	40
Private Label	7,177	12	1,726	21,387	50	2,698	28,564	62	4,424
Obligations of states of the U.S. and political subdivisions thereof	26,153	73	1,649	6,717	30	2,070	32,870	103	3,719
Total temporarily impaired securities	$53,012	109	$3,423	$28,327	88	$4,776	$81,339	197	$8,199

As of March 31, 2009, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $4,776, compared with $1,980 at December 31, 2008.

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of March 31, 2009, the total unrealized losses on these securities amounted to $11, compared with $10 at December 31, 2008. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Company management believes that the unrealized losses at March 31, 2009 were attributed to changes in current market yields and spreads since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
  Mortgage-backed securities issued by U.S. Government agencies: As of March 31, 2009, the total unrealized losses on these securities amounted to $40, compared with $26 at December 31, 2008. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities bear no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at March 31, 2009 to changes in current market yields and spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
  Private label mortgage-backed securities: As of March 31, 2009, the total unrealized losses on the Bank’s Private label mortgage-backed securities amounted to $4,424, compared with $4,193 at December 31 2008. The Company attributes the unrealized losses at March 31, 2009 to current market liquidity conditions, a declining housing market, significant de-leveraging, risk related market pricing discounts for non-agency mortgage-backed securities, and the historical disruption in the financial markets in general. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows on these securities, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.
  Obligations of states of the U.S. and political subdivisions thereof: As of March 31, 2009, the total unrealized losses on the Bank’s municipal securities amounted to $3,719, compared with $3,667 at December 31, 2008. The Bank’s municipal securities are supported by the general taxing authority of the municipality and in the cases of school districts, are supported by state aid. At March 31, 2009 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at March 31, 2009 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, combined with current market liquidity conditions and the disruption in the financial markets in general. Accordingly, The Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2009. The Company also has the ability and intent to hold these securities until a recovery of their amortized cost, which may be at maturity.

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

At March 31, 2009 the Bank’s investment in FHLB stock totaled $15,621, compared with $14,796 at December 31, 2008, representing an increase of $825, or 5.6%.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.

In the first quarter of 2009, the FHLB of Boston advised its members that it is focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for the first quarter of 2009 were suspended, and it is unlikely that dividends will be paid in 2009.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB of Boston and its overall financial condition. No impairment losses have been recorded through March 31, 2009. The Bank will continue to monitor its investment in FHLB of Boston stock.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

 LOAN PORTFOLIO SUMMARY

	March 31, 2009	December 31, 2008

Commercial real estate mortgages	$236,254	$236,674
Commercial and industrial loans	69,878	65,717
Agricultural and other loans to farmers	21,458	19,390
Total commercial loans	327,590	321,781

Residential real estate mortgages	253,223	249,543
Consumer loans	5,861	4,773
Home equity loans	51,308	51,095
Total consumer loans	310,392	305,411

Tax exempt loans	9,341	5,358

Deferred origination costs, net	1,000	1,053
Total loans	648,323	633,603
Allowance for loan losses	(5,906)	(5,446)
Total loans net of allowance for loan losses	$642,417	$628,157

Total Loans: At March 31, 2009, total loans stood at $648,323, compared with $633,603 at December 31, 2008, representing an increase of $14,720, or 2.3%. Commercial loans, consumer loans and tax exempt loans all posted increases compared with December 31, 2008.

Commercial Loans: At March 31, 2009, total commercial loans amounted to $327,590, compared with $321,781 at December 31, 2008, representing an increase of $5,809, or 1.8%.

Commercial loans represented 39.3% of total loan growth when comparing March 31, 2009 with December 31, 2008. Commercial loan growth was principally driven by commercial and industrial loans and agricultural loans, which posted increases of $4,161 and $2,068, or 6.3% and 10.7%, respectively. Commercial real estate mortgages were essentially unchanged compared with December 31, 2008.

Commercial loan growth has been challenged by a weakening economy, declining loan demand, and unrelenting competition for quality loans. Bank management attributes the overall growth in commercial loans, in part, to an effective business banking team, a variety of new business development initiatives, focused incentive compensation plans, and a local economy that is faring better than the nation as a whole. Notwithstanding these considerations, Company management anticipates commercial loan origination activity will experience a moderate slowdown in 2009 compared with prior years.

Consumer Loans: At March 31, 2009, total consumer loans, which principally consisted of consumer real estate (residential mortgage) loans, amounted to $310,392, compared with $305,411 at December 31, 2008, representing an increase of $4,981, or 1.6%. All categories of consumer loans posted increases compared with December 31, 2008.

Consumer loan growth was principally attributed to residential real estate loans, which posted an increase of $3,680, or 1.5%, compared with December 31, 2008. Residential mortgage loan origination activity increased significantly during the quarter, principally reflecting the declines in residential mortgage loan interest rates and increased borrower refinancing activity. However, while the Bank originated and closed $23,351 in residential real estate loans during the first quarter of 2009, this amount was largely offset by $19,672 in cash flows (principal paydowns) from the existing residential real estate loan portfolio.

Tax Exempt Loans: At March 31, 2009, tax exempt loans, amounted to $9,341, compared with $5,358 at December 31, 2008, representing an increase of $3,983, or 74.3%.

Tax-exempt loans principally include loans to local government municipalities and, to a lesser extent, not-for-profit organizations. Government municipality loans typically have short maturities (e.g., tax anticipation notes). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins. The first quarter increase in tax exempt loans was largely attributed to a more aggressive pricing strategy by the Bank, as compared with prior years.

Subprime Mortgage Lending: Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that Bank management has ever actively pursued. In general, the industry does not apply a uniform definition of what actually constitutes "sub-prime" lending. In referencing sub-prime lending activities, Bank management relies upon several sources, including Maine’s Predatory Lending Law enacted January 1, 2008, and the "Statement of Subprime Mortgage Lending" issued by the federal bank regulatory agencies (the "Agencies") on June 29, 2007, which further references the Expanded Guidance for Subprime Lending Programs (the "Expanded Guidance"), issued by the Agencies by press release dated January 31, 2001.

In the Expanded Guidance, the Agencies indicated that sub-prime lending does not refer to individual sub-prime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The Agencies recognize that many Prime loan portfolios will contain such accounts. The Agencies also excluded Prime loans that develop credit problems after origination and community development loans from the sub-prime arena. According to the Expanded Guidance, sub-prime loans are other loans to borrowers that display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all sub-prime borrowers and may not match all markets’ or institutions’ specific sub-prime definitions, are set forth, including having a FICO (credit) score of 660 or lower. Based on the definitions and exclusions described above, Bank management considers the Bank as a Prime lender. Within the Bank’s residential mortgage loan portfolio there are loans that, at the time of origination, had FICO scores of 660 or below. However, as a portfolio lender, the Bank reviews all credit underwriting data including all data included in borrower credit reports and does not base its underwriting decisions solely on FICO scores. Bank management believes the aforementioned loans, when made, were amply collateralized and documented, and otherwise conformed to the Bank’s lending standards.

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

As a result of management’s ongoing review of the loan portfolio, loans are placed on non-accrual status, either due to the delinquent status of principal and/ or interest, or a judgment by management that, although payments of principal and or interest are current, such action is prudent because collection in full of all outstanding principal and interest is in doubt. Loans are generally placed on non-accrual status when principal and or interest is 90 days overdue, or sooner if judged appropriate by management. Consumer loans are generally charged-off when principal and or interest payments are 120 days overdue, or sooner if judged appropriate by management.

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2008 and this continued to be the case during the three months ended March 31, 2009. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	March 31, 2009	December 31, 2008
Loans accounted for on a non-accrual basis:
Real Estate:
Construction and development	$ 24	$ 25
Residential mortgage	2,182	1,722
Commercial and industrial, and agricultural	2,149	2,138
Consumer	16	16
Total non-accrual loans	4,371	3,901
Accruing loans contractually past due 90 days or more	58	503
Total non-performing loans	$4,429	$4,404

Allowance for loan losses to non-performing loans	133%	124%
Non-performing loans to total loans	0.68%	0.70%
Allowance to total loans	0.91%	0.86%

At March 31, 2009, total non-performing loans stood at $4,429, compared with $4,404 at December 31, 2008, representing an increase of $25, or 0.6%. At March 31, 2009, non-performing loan amounted to 0.68% of total loans, compared with 0.70% at December 31, 2008, representing a decline of 2 basis points.

The Bank attributes the stability of the loan portfolio to mature credit administration processes and disciplined underwriting standards, aided by a relatively stable local economy. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

While the level of non-performing loans ratios continued to reflect the overall favorable quality of the loan portfolio at March 31, 2009, Bank management is cognizant of the continued softening of the real estate market and deteriorating economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including debt service levels, declining collateral values, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

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

At March 31, 2009 total OREO amounted to $583, compared with $83 at December 31, 2008. One commercial real estate mortgage loan property and one residential mortgage loan property comprised the March 31, 2009 balance of OREO.

Allowance for Loan Losses: At March 31, 2009, the allowance stood at $5,906, compared with $5,446 at December 31, 2008, representing an increase of $460, or 8.4%. At March 31, 2009, the allowance expressed as a percentage of total loans stood at 91 basis points, up from 86 basis points at December 31, 2008.

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

Specific allowances for impaired loans are determined in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $2,149 as of March 31, 2009, compared with $2,138 as of December 31, 2008. The related allowance for loan losses on these impaired loans amounted to $192 as of March 31, 2009, compared with $176 as of December 31, 2008.

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses. The Bank employs a comprehensive risk management structure to identify and manage the risk of loss. For consumer loans, the Bank identifies loan delinquency beginning at 10-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Non-residential mortgage consumer loan losses are recognized no later than the point at which a loan is 120 days past due. Residential mortgage losses are recognized during the foreclosure process, or sooner, when that loss is quantifiable and reasonably assured. For commercial loans, the Bank applies a risk grading system, which stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio. The risk grades include ratings that correlates substantially with regulatory definitions of "Pass," "Other Assets Especially Mentioned," "Substandard," "Doubtful," and "Loss."

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the three-month periods ended March 31, 2009 and 2008.

ALLOWANCE FOR LOAN LOSSES
THREE MONTHS ENDED
MARCH 31, 2009 AND 2008

	2009	2008

Balance at beginning of period	$ 5,446	$ 4,743
Charge-offs:
Commercial real estate mortgages	52	280
Commercial and industrial loans	145	2
Residential real estate mortgages	2	---
Consumer loans	9	21
Total charge-offs	208	303

Recoveries:
Consumer loans	3	3
Total recoveries	3	3

Net charge-offs	205	300
Provision charged to operations	665	512

Balance at end of period	$ 5,906	$ 4,955

Average loans outstanding during period	$638,263	$589,807

Net charge-offs to average loans outstanding	0.13%	0.20%

The Bank’s loan loss experience declined during three months ended March 31, 2009, with net loan charge-offs amounting to $205, or annualized net charge-offs to average loans outstanding of 0.13%, compared with $300, or annualized net charge-offs to average loans outstanding of 0.20%, during the first quarter of 2008.

There were no material changes in loan concentrations during the three months ended March 31, 2009.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at March 31, 2009, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

Deposits

During the three months ended March 31, 2009, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in summer and autumn. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing capacity from the FHLB of Boston, brokered certificates of deposit obtained from the national market and cash flows from the securities portfolio.

At March 31, 2009, total deposits stood at $615,427, compared with $578,193 at December 31, 2008, representing an increase $37,234, or 6.4%. The growth in total deposits was principally attributed to brokered deposits obtained from the national market, which ended the quarter at $118,137, representing an increase of $29,631 or 33.5%, compared with December 31, 2008. The increase in brokered deposits was utilized to help support first quarter earning asset growth.

At March 31, 2009, total retail deposits stood at $497,290, compared with $489,687 at December 31, 2008, representing an increase of $7,603, or 1.6%. Retail deposit growth was principally attributed to time deposits, with demand deposits, NOW accounts and savings and money market accounts posting a combined seasonal decline of $13,896, or 4.8%.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering retail time deposits, the Bank generally prices these deposits on a relationship basis. At March 31, 2009, the weighted average cost of retail time deposits was 2.64% compared with 3.21% at December 31, 2008. At March 31, 2009 the weighted average cost of brokered time deposits was 2.42%, compared with 3.55% at December 31, 2008. Given the current interest rate environment and continuing time deposit maturities, management anticipates that the weighted average cost of time deposits will continue to show moderate declines for the balance of 2009.

Borrowed Funds

Borrowed funds principally consist of advances from the FHLB of Boston and, to a lesser extent, borrowings from the Federal Reserve Bank of Boston and securities sold under agreements to repurchase. Advances from the FHLB of Boston are secured by stock in the FHLB of Boston, investment securities, and blanket liens on qualifying mortgage loans and home equity loans. Borrowings from the Federal Reserve Bank of Boston are principally secured by investment securities and liens on certain commercial loans.

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

At March 31, 2009, total borrowings amounted to $354,535, compared with $323,903 at December 31, 2008, representing an increase of $30,632, or 9.5%, compared with December 31, 2008. The increase in total borrowings was principally used to fund the growth of the Bank’s securities portfolio.

Consistent with the Bank’s asset and liability management strategy, and in light of the Bank’s interest rate risk sensitivity position, the borrowings added to the balance sheet in the first quarter of 2009 were principally short term borrowings with maturities of less than one year. Comparing March 31, 2009 with December 31, 2008, short-term borrowings increased $42,374 or 34.8%, while long-term borrowings declined $11,742, or 6.0%. At March 31, 2009, short term borrowings represented 46.3% of total borrowings, while long-term borrowings represented 53.7%.

In the second quarter of 2008, the Bank issued $5,000 aggregate principal amount of subordinated debt securities. This action was taken to bolster the Bank’s Tier 2 capital level and help support future earning asset growth without jeopardizing the Bank’s historically strong capital position. The subordinated debt securities are due in 2023, but are callable by the Bank after five years without penalty. The rate of interest on these securities is three month Libor plus 345 basis points. The subordinated debt securities are classified as borrowings on the Company’s consolidated balance sheet.

At March 31, 2009, total borrowings expressed as a percent of total assets amounted to 33.4%, compared with 33.3% December 31, 2008.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the first quarter of 2009 the Company maintained its strong capital position and continued to be a ""well-capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of March 31, 2009, the Company and the Bank were considered "well-capitalized" under the regulatory guidelines. Under the capital adequacy guidelines, a "well-capitalized" institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%.

The following tables set forth the Company's and the Bank’s regulatory capital at March 31, 2009 and December 31, 2008, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions

	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of March 31, 2009
Total Capital
(To Risk-Weighted Assets)
Consolidated	$93,936	14.17%	$53,019	8.0%	N/A
Bank	$94,644	14.30%	$52,957	8.0%	$66,197	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$83,030	12.53%	$26,510	4.0%	N/A
Bank	$83,738	12.65%	$26,479	4.0%	$39,718	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$83,030	8.29%	$40,053	4.0%	N/A
Bank	$83,738	8.37%	$40,018	4.0%	$50,023	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions

	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2008
Total Capital
(To Risk-Weighted Assets)
Consolidated	$73,191	11.60%	$50,458	8.0%	N/A
Bank	$73,540	11.69%	$50,333	8.0%	$62,917	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$62,745	9.95%	$25,229	4.0%	N/A
Bank	$63,094	10.03%	$25,167	4.0%	$37,750	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$62,745	6.61%	$37,977	4.0%	N/A
Bank	$63,094	6.65%	$37,944	4.0%	$47,430	5.0%

Series A Fixed Rate Cumulative Perpetual Preferred Stock and Warrant: On January 16, 2009, as part of the Capital Purchase Program (the "CPP") established by the Treasury under the Emergency Economic Stabilization Act of 2008 (the "EESA"), the Company entered into a Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, the "Purchase Agreement") with Treasury pursuant to which the Company issued and sold to Treasury (i) 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share (the "CPP Shares") and (ii) a ten-year warrant to purchase up to 104,910 shares of the Company’s common stock, par value $2.00 per share at an initial exercise price of $26.81 per share (the "CPP Warrant"), for an aggregate purchase price of $18,751 in cash. All of the proceeds from the sale of the CPP Shares and CPP Warrant are treated as Tier 1 capital for regulatory purposes. The investment in the company by Treasury through the CPP increased the Company’s already strong Tier 1 Leverage, Tier 1 Risk-based and Total Risk-based capital ratios by approximately 200, 300, and 300 basis points, respectively.

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

The Company may redeem the CPP Shares after February 15, 2012. Prior to this date, the Company may redeem the CPP Shares if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Purchase Agreement) in excess of $4,688 and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. The Purchase Agreement defines a "Qualified Equity Offering" to mean the sale and issuance for cash by the Company, to persons other than the Company or any Company subsidiary after the closing, of shares of perpetual preferred stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in Tier 1 capital of the Company at the time of issuance under the applicable risk-based capital guidelines of the Board of Governors of the Federal Reserve System (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans which were publicly announced, on or prior to October 13, 2008).

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

The CPP Warrant is immediately exercisable. In the event the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009, that result in the Company receiving aggregate gross proceeds of not less than $18,751, the number of the shares of Common Stock underlying the portion of the Warrant then held by Treasury will be reduced by one-half of the shares of Common Stock originally covered by the Warrant. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The CPP Shares and the CPP Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company agreed to register the resale or secondary offering of the CPP Shares, the CPP Warrant and the shares of Common Stock issuable upon exercise of the CPP Warrant (the "Warrant Shares"). Neither the CPP Shares nor the CPP Warrant are subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $18,751 from one or more Qualified Equity Offerings and (ii) December 31, 2009.

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

In the first quarter of 2009, the Company declared and paid a regular cash dividend of $0.26 per share of common stock, unchanged from the prior quarter, but representing an increase of $0.01 or 4.0% compared with the dividend paid in the first quarter of 2008. Prior to January 16, 2012, unless the Company has redeemed the CPP Shares or the Treasury has transferred the CPP Shares to a third party, the consent of Treasury will be required for the Company to increase its Common Stock dividend in excess of $0.26 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008.

The Company’s Board of Directors recently declared a second quarter cash dividend of $0.26 per share, unchanged from the prior quarter, but representing an increase of $0.01, or 4.0%, compared with the dividend declared for the same quarter in 2008. The dividend will be paid June 13, 2009 to shareholders of record as of the close of business on May 19, 2009.

Stock Repurchase Plan:

In August 2008, the Company’s Board of Directors approved a program to repurchase of up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and is authorized to continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of March 31, 2009, the Company had repurchased 66,782 shares of stock under this plan, at a total cost of $1,833 and an average price of $27.44 per share. The Company recorded the repurchased shares as treasury stock. Under the terms of the Purchase Agreement with Treasury in connection with the Company’s participation in the CPP, the Company must have the consent of Treasury to redeem, repurchase, or acquire any shares of Company common stock or other equity or capital securities, other than in connection with employee benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. In January 2009 the Company suspended purchases under the Plan as required under the Purchase Agreement with Treasury in connection with the Company’s participation in the CPP.

The new stock repurchase program replaced the Company’s stock repurchase program that had been in place since February 2004, which had authorized the repurchase of up to 310,000 or approximately 10% of the Company’s outstanding shares of common stock. As of August 19, 2008, the date this program was terminated, the Company had repurchased 288,799 shares at a total cost of $8,441 and an average price of $29.23 per share.

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

The following table summarizes the Company’s contractual obligations at March 31, 2009. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$302,370	$116,881	$96,333	$58,156	$31,000
Borrowings from Federal Reserve Bank	30,000	30,000	---	---	---
Securities sold under agreements to repurchase	17,165	17,165	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	165	78	87	---	---
Total	$354,700	$164,124	$96,420	$58,156	$36,000

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated in the above table at their contractual final maturity dates. At March 31, 2009, the Bank had $82,500 in callable advances, of which $40,000 are currently callable.

In the normal course of its banking and financial services business, and in connection with providing products and services to its customers, the Company has entered into a variety of traditional third party contracts for support services. Examples of such contractual agreements would include services providing ATM, Visa debit card processing, trust services accounting support, check printing, statement rendering and the leasing of T-1 telecommunication lines supporting the Company’s wide area technology network.

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

At March 31, 2009, commitments under existing standby letters of credit totaled $362, compared with $262 at December 31, 2008. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit as of the dates shown:

(Dollars in thousands)	March 31, 2009	December 31, 2008

Commitments to originate loans	$ 38,201	$ 31,584
Unused lines of credit	73,922	70,610
Un-advanced portions of construction loans	3,362	4,284
Total	$115,485	$106,478

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

At March 31, 2009, the Bank had two outstanding derivative instruments. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of March 31, 2009 are summarized below. Also refer to Note 7 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 3/31/09	Fair Value 3/31/09	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$79	$571	$337
$10,000	11/01/10	6.50%	$ 69	$36	$439	$228

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 5.0% of total assets. At March 30, 2009, liquidity, as measured by the basic surplus/deficit model, was 12.0 over the 30-day horizon and 11.0% over the 90-day horizon.

At March 31, 2009, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $50 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower In Custody ("BIC") program at the Federal Reserve Bank of Boston. At March 31, 2009 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $139,317, or 13.1% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2009, over one and two-year horizons. In light of the Federal Funds rate of 0% - 0.25% and the two-year U.S. Treasury of 0.80% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would normally be the case.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
MARCH 31, 2009

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income change ($)	$ 288	$ (1,313)
Net interest income change (%)	0.84%	(3.82%)

Year 2
Net interest income change ($)	$ 298	$ (263)
Net interest income change (%)	0.87%	(0.76%)

As more fully discussed below, the March 31, 2009 interest rate sensitivity modeling results indicate that the Bank’s balance sheet is liability sensitive over the one year horizon and about evenly matched over the two-year horizon, positioning the Bank well for increases or declines in short-term and long term interest rates over a two year horizon.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will trend upward over the one and two-year horizons and beyond. The upward trend principally results from funding costs rolling over at rates lower than current portfolio levels while earning asset yields remain relatively stable.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will trend upward over the one year horizon as reductions to funding costs more than offset declining asset yields. Over the two year horizon, the interest rate sensitivity simulation model suggests the net interest margin will be pressured by accelerated cash flows on earning assets and the re-pricing of the Bank’s earning asset base, resulting in a slow downward trend in net interest income. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in an improvement in net interest income. Management anticipates that continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

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

Item 1A: Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Part 1, Item 1A of the Company's Annual Report on Form 10-K for the year-ended December 31, 2008.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

            (a)  None

            (b)  None

            (c)  The following table sets forth information with respect to any purchase made by or on behalf of the Company or any "affiliated purchaser," as defined in Sectuib 240.10b-18(a)(3) under the Exchange Act, of shares of Company’s common stock during the periods indicated.

	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2009	5,571	$25.95	5,571	233,218
February 1-28, 2009	---	---	---	233,218
March 1-31, 2009	---	---	---	233,218

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

A special meeting of the Company’s shareholders was held on January 7, 2009, to approve an amendment to the Company’s Articles of Incorporation to authorize 1,000,000 shares of preferred stock, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934. The Company’s shareholders approved the amendment to the Company’s Articles of Incorporation. The results of the voting are presented in the table below:

For	Against	Abstain	Non Vote

1,454,157	234,093	19,170	627,081

Item 5: Other Information

               (a)  None

                (b)  None

Item 6: Exhibits

                (a)   Exhibits.

EXHIBIT NUMBER

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009.

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008.

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009.

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock	Incorporated herein by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009.

4.3	Letter Agreement with U. S. Treasury for purchase of Series A Preferred Stock	Incorporated herein by reference to Form 8-K, Exhibit 10.1, filed with the Commission on January 21, 2009.

4.4	Warrant to Purchase Shares of Company Common Stock issued to U. S. Treasury	Incorporated herein by reference to Form 8-K, Exhibit 4.2, filed with the Commission on January 21, 2009.

4.5	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the Commission on March 16, 2009.

4.6	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009.
11.1	Statement re computation of per share earnings	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: May 11, 2009	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: May 11, 2009	Gerald Shencavitz
Executive Vice President & Chief Financial Officer