Form 10-Q
period 2009-06-30
BAR HARBOR BANKSHARES
filed 2009-08-10
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ___  NO:   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 4, 2009
$2.00 Par Value	2,880,422

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at June 30, 2009, and December 31, 2008	3

	Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008	4

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2009 and 2008	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	6

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2009 and 2008	7

	Notes to Consolidated Interim Financial Statements	8-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-63

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63-66

Item 4.	Controls and Procedures	66

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3.	Defaults Upon Senior Securities	67

Item 4.	Submission of Matters to a Vote of Security Holders	67-68

Item 5.	Other Information	68

Item 6.	Exhibits	69-70

Signatures		70

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
(Dollars in thousands, except share data)
(unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$ 7,872	$ 9,041
Overnight interest bearing money market funds	---	1
Total cash and cash equivalents	7,872	9,042
Securities available for sale, at fair value	353,085	290,502
Federal Home Loan Bank stock	16,068	14,796
Loans	665,370	633,603
Allowance for loan losses	(6,722)	(5,446)
Loans, net of allowance for loan losses	658,648	628,157
Premises and equipment, net	11,140	10,854
Goodwill	3,158	3,158
Bank owned life insurance	6,688	6,573
Other assets	13,899	9,206
TOTAL ASSETS	$1,070,558	$972,288

Liabilities
Deposits
Demand and other non-interest bearing deposits	$ 51,047	$ 57,954
NOW accounts	69,438	67,747
Savings and money market deposits	159,637	163,780
Time deposits	248,663	200,206
Brokered time deposits	106,174	88,506
Total deposits	634,959	578,193
Short-term borrowings	127,493	121,672
Long-term advances from Federal Home Loan Bank	211,234	197,231
Junior subordinated debentures	5,000	5,000
Other liabilities	6,459	4,747
TOTAL LIABILITIES	985,145	906,843

Shareholders' equity
Common stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at June 30, 2009 and December 31, 2008	7,287	7,287
Preferred stock, par value $0; authorized 1,000,000; issued 18,751 shares at June 30, 2009	18,292	---
Surplus	5,384	4,903
Retained earnings	72,171	67,908
Accumulated other comprehensive loss:
Unamortized net actuarial losses on employee benefit plans, net of tax of $58 and $59, at June 30, 2009 and December 31, 2008, respectively	(112)	(115)
Net unrealized depreciation on securities available for sale, net of tax of $1,211 and $573, at June 30, 2009 and December 31, 2008, respectively	(2,349)	(1,149)
Portion of OTTI attributable to non-credit losses, net of tax of $859 and $0 at June 30, 3009, and December 31, 2008, respectively	(1,668)	---
Net unrealized appreciation on derivative instruments, net of tax of $247 and $382 at June 30, 2009 and December 31, 2008, respectively	479	740
Total accumulated other comprehensive loss	(3,650)	(524)
Less: cost of 767,372 and 769,635 shares of treasury stock at June 30, 2009 and December 31, 2008, respectively	(14,071)	(14,129)

TOTAL SHAREHOLDERS' EQUITY	85,413	65,445

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,070,558	$972,288

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended| June 30,
	2009	2008	2009	2008
Interest and dividend income:
Interest and fees on loans	$ 8,772	$ 9,360	$17,499	$18,898
Interest on securities	5,293	3,668	9,930	7,364
Dividend on FHLB stock	---	137	---	333
Total interest and dividend income	14,065	13,165	27,429	26,595

Interest expense:
Deposits	2,636	3,817	5,436	7,914
Short-term borrowings	154	242	415	797
Long-term debt	2,432	2,574	4,795	5,060
Total interest expense	5,222	6,633	10,646	13,771

Net interest income	8,843	6,532	16,783	12,824
Provision for loan losses	835	297	1,500	809
Net interest income after provision for loan losses	8,008	6,235	15,283	12,015

Non-interest income:
Trust and other financial services	588	739	1,160	1,278
Service charges on deposit accounts	360	405	669	767
Credit and debit card service charges and fees	252	507	428	840
Net securities gains	414	138	826	515
Total other-than-temporary impairment ("OTTI") losses (1)	(1,561)	---	(1,561)	---
Non-credit portion of OTTI losses (before taxes)	1,107	---	1,107	---
Net OTTI losses recognized in earnings	(454)	---	(454)	---
Other operating income	209	143	344	581
Total non-interest income	1,369	1,932	2,973	3,981

Non-interest expense:
Salaries and employee benefits	2,681	2,684	5,437	5,341
Occupancy expense	330	352	728	737
Furniture and equipment expense	337	373	690	863
Credit and debit card expenses	73	326	174	581
FDIC insurance assessments	588	17	681	35
Other operating expense	1,543	1,482	3,006	2,665
Total non-interest expense	5,552	5,234	10,716	10,222

Income before income taxes	3,825	2,933	7,540	5,774
Income taxes	1,069	904	2,159	1,793

Net income	2,756	2,029	5,381	3,981

Preferred stock dividends and accretion of discount	268	---	490	---
Net income available to common shareholders	$ 2,488	$ 2,029	$ 4,891	$ 3,981

Per Common Share Data:
Basic earnings per share	$ 0.87	$ 0.69	$ 1.70	$ 1.34
Diluted earnings per share	$ 0.85	$ 0.67	$ 1.68	$ 1.31

(1) Included in other comprehensive loss, net of tax. The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands, except share data)
(unaudited)

	Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2007	$7,287	$ ---	$4,668	$63,292	$ 1,118	$(10,391)	$65,974
Net income	---	---	---	3,981	---	---	3,981
Total other comprehensive loss	---	---	---	---	(2,829)	---	(2,829)
Cash dividends declared ($0.500 per share)	---	---	---	(1,488)	---	---	(1,488)
Purchase of treasury stock (66,445 shares)	---	---	---	---	---	(2,049)	(2,049)
Stock options exercised (5,810 shares), including related tax effects	---	---	19	(63)	---	160	116
Recognition of stock option expense	---	---	132	---	---	---	132
Balance June 30, 2008	$7,287	$ ---	$4,819	$65,722	$(1,711)	$(12,280)	$63,837

Balance December 31, 2008	$7,287	$ ---	$4,903	$67,908	$ (524)	$(14,129)	$65,445
Net income	---	---	---	5,381	---	---	5,381
Cumulative effect adjustment for the adoption of FSP FAS 115-2	---	---	---	937	(937)	---	---
Total other comprehensive loss	---	---	---	---	(2,189)	---	(2,189)
Dividend declared:						---
Common stock ($0.520 per share)	---	---	---	(1,493)	---	---	(1,493)
Preferred stock	---	---	---	(312)	---	---	(312)
Issuance of preferred stock (18,751 shares)	---	18,114	(232)	---	---	---	17,882
Issuance of stock warrants	---	---	638	---	---	---	638
Purchase of treasury stock (5,571 shares)	---	---	---	---	---	(144)	(144)
Stock options exercised (7,834 shares), including related tax effects	---	---	12	(72)	---	202	142
Recognition of stock option expense	---	---	63	---	---	---	63
Cumulative dividends on preferred stock	---	120	---	(120)	---	---	---
Accretion of discount	---	58	---	(58)	---	---	---
Balance June 30, 2009	$7,287	$18,292	$5,384	$72,171	$(3,650)	$(14,071)	$85,413

                                                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

 BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)
(unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$ 5,381	$ 3,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	450	550
Amortization of core deposit intangible	33	34
Provision for loan losses	1,500	809
Net securities gains	(826)	(515)
Other-than-temporary impairment losses recognized in earnings	454	---
Net accretion of bond discounts and premiums	(658)	(239)
Recognition of stock option expense	63	132
Net change in other assets	(3,001)	(481)
Net change in other liabilities	1,716	316
Net cash provided by operating activities	5,112	4,587

Cash flows from investing activities:
Purchases of securities available for sale	(146,703)	(37,024)
Proceeds from maturities, calls and principal pay-downs of mortgage-backed securities	33,938	30,102
Proceeds from sales of securities available for sale	47,784	15,668
Net increase in Federal Home Loan Bank stock	(1,272)	(699)
Net loans made to customers	(32,596)	(34,242)
Capital expenditures	(736)	(202)
Net cash used in investing activities	(99,585)	(26,397)

Cash flows from financing activities:
Net increase in deposits	56,766	37,262
Net decrease in securities sold under repurchase agreements and fed funds purchased	(9,451)	(7,382)
Proceeds from Federal Reserve borrowings	30,000	---
Proceeds from Federal Home Loan Bank advances	26,490	72,480
Repayments of Federal Home Loan Bank advances	(27,215)	(81,665)
Net proceeds from issuance of preferred stock and stock warrants	18,520	---
Purchases of treasury stock	(144)	(2,049)
Proceeds from issuance of junior subordinated debentures	---	5,000
Proceeds from stock option exercises, including excess tax benefits	142	116
Payments of dividends	(1,805)	(1,488)
Net cash provided by financing activities	93,303	22,274

Net (decrease) increase in cash and cash equivalents	(1,170)	464
Cash and cash equivalents at beginning of period	9,042	7,731
Cash and cash equivalents at end of period	$ 7,872	$ 8,195

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 10,426	$13,824
Income taxes	2,780	1,228

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 605	$ ---

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2009	2008

Net income	$ 2,756	$ 2,029
Net unrealized depreciation on securities available for sale, net of tax of $1,123 and $1,094, respectively	(2,180)	(2,125)
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $141 and $47, respectively	(273)	(91)
Less other-than-temporary impairment losses recognized in earnings, net of tax of $154	300	---
Less non-credit portion of other-than-temporary impairment losses, net of tax of $376	(731)	---
Net unrealized depreciation and for interest rate derivatives, net of tax of $58 and $153, respectively	(112)	(299)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $0 and $1, respectively	1	3
Total other comprehensive loss	(2,995)	(2,512)
Total comprehensive loss	$ (239)	$ (483)

	Six Months Ended June 30,
	2009	2008

Net income	$5,381	$ 3,981
Net unrealized depreciation on securities available for sale, net of tax of $512 and $1,362, respectively	(955)	(2,644)
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $281 and $128, respectively	(545)	(340)
Less other-than-temporary impairment losses recognized in earnings, net of tax of $154	300	---
Less non-credit portion of other-than-temporary impairment losses, net of tax of $376	(731)	---
Net unrealized (depreciation) appreciation for interest rate derivatives, net of tax of ($135) and $230, respectively	(261)	150
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $2, respectively	3	5
Total other comprehensive loss	(2,189)	(2,829)
Total comprehensive income	$ 3,192	$ 1,152

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and six months ended June 30, 2009, is not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any other interim periods.

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

Other-Than-Temporary Impairments on Investment Securities: One of the significant estimates relating to securities is the evaluation of other-than-temporary impairment. If a decline in the fair value of a security is judged to be other-than-temporary, and management does not intend to sell the security and believes it is more-likely-than-not the Company will not be required to sell the security prior to recovery of cost or amortized cost, the portion of the total impairment attributable to the credit loss is recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value is included in other comprehensive income.

For impaired available for sale securities that management intends to sell, or where management believes it is more-likely-than-not that the Company will be required to sell, and does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale, an other than temporary impairment charge is recognized in earnings equal to the difference between fair value and cost or amortized cost basis of the security. The fair value of the other-than-temporarily impaired security becomes its new cost basis.

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of securities should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. The Company has a security monitoring process that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security; (b) the cause of the impairment; (c) the financial condition, credit rating and future prospects of the issuer; (d) whether the debtor is current on contractually obligated interest and principal payments; (e) the volatility of the securities fair value; (f) performance indicators of the underlying assets in the security including default rates, delinquency rates, percentage of nonperforming assets, loan to collateral value ratios, third party guarantees, current levels of subordination, vintage, and geographic concentration and; (h) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of the receipt of all principal and interest due.

For securitized financial assets with contractual cash flows, such as private label mortgage-backed securities, the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with an economic recession, similar to those the Company believes market participants would use. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate to the extent that the Company does not expect to receive the entire amount of future contractual principal and interest, an other-than-temporary impairment charge is recognized representing the estimated credit loss. The Company also considers whether it intends to sell the security, or whether it believes it is more-likely-than-not that the Company will be required to sell the security, prior to recovery of cost or amortized cost. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of June 30, 2009 and December 31, 2008, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

Goodwill and Identifiable Intangible Assets: In connection with acquisitions, the Company generally records as assets on its consolidated financial statements both goodwill and identifiable intangible assets, such as core deposit intangibles.

The Company evaluates whether the carrying value of its goodwill has become impaired, in which case the value is reduced through a charge to its earnings. Goodwill is evaluated for impairment at least annually, or upon certain triggering events as defined by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," using certain fair value techniques. Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to the reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$ 2,756	$ 2,029	$ 5,381	$ 3,981

Preferred stock dividends and accretion of discount	268	---	490	---
Net income available to common shareholders	$ 2,488	$ 2,029	$ 4,891	$ 3,981

Computation of Earnings Per Share:
Weighted average common shares outstanding
Basic	2,872,559	2,960,352	2,871,251	2,973,305
Effect of dilutive employee stock options	52,824	69,968	47,837	70,107
Diluted	2,925,383	3,030,320	2,919,088	3,043,412

Per Common Share Data:
Basic	$ 0.87	$ 0.69	$ 1.70	$ 1.34
Diluted	$ 0.85	$ 0.67	$ 1.68	$ 1.31

Anti-dilutive options excluded from earnings per share calculation	156,070	118,578	167,159	109,035
Anti-dilutive warrants excluded from earnings per share calculation	105,965	---	103,031	---

Note 4: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of June 30, 2009 and December 31, 2008:

		June 30, 2009
Available for Sale:	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt obligations of U.S. Government-sponsored enterprises	$ 4,222	$ 25	$ 123	$ 4,124
Mortgage-backed securities:
U.S. Government-sponsored enterprises	228,819	6,066	351	234,534
U.S. Government agencies	26,459	397	190	26,666
Private label*	37,885	10	8,999	28,896
Obligations of states and political subdivisions thereof	61,787	960	3,882	58,865
Total	$359,172	$7,458	$13,545	$353,085

*includes the cumulative write-down of securities considered to be other-than-temporarily impaired at June 30, 2009, with impairment write-downs totaling $1,475; all related to private label mortgage-backed securities.

	December 31, 2008
	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Debt obligations of U.S. Government-sponsored enterprises	$ 700	$ 1	$ ---	$ 701
Mortgage-backed securities:
US Government-sponsored enterprises	172,661	4,874	10	177,525
US Government agencies	32,750	961	26	33,685
Private label*	43,579	172	4,193	39,558
Obligations of State and Political Subdivisions thereof	42,534	166	3,667	39,033
Total	$292,224	$6,174	$7,896	$290,502

*includes the cumulative write-down of securities considered to be other-than-temporarily impaired at December 31, 2008, with impairment write-downs totaling $1,435; all related to private label mortgage-backed securities.

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of June 30, 2009. Actual maturities may differ from the final maturities depicted below because borrowers or issuers may have the right to prepay or call obligations with or without prepayment or call penalties. Mortgage-backed securities are allocated among the maturity groupings based on their final maturity dates.

	June 30, 2009
	Amortized	Estimated
Securities Available for Sale:	Cost*	Fair Value

Due in one year or less	$ ---	$ ---
Due after one year through five years	1,843	1,867
Due after five years through ten years	17,217	17,029
Due after ten years	340,112	334,189
	$359,172	$353,085

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.

Effective April 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2"). In accordance with FSP 115-2, during the quarter ended June 30, 2009 the Company recognized in the statement of income $454 (before taxes) representing the credit portion of other-than-temporary impairment losses related to three private label residential mortgage-backed securities for which it no longer expected to recover the entire amount of its amortized cost basis. The impairment charges were principally recognized in light of the deterioration of housing values in the residential real estate market and a rise in delinquencies and charge-offs of the underlying mortgage loans collateralizing these securities. The other-than-temporary impairment losses recognized were net of $1,107 (before-taxes) of unrealized losses for the same securities resulting from factors other than credit. This amount has been classified in accumulated other comprehensive loss, net of tax.

The $454 other-than-temporary loss represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of loans underlying each security. In estimating those cash flows the Company considered loan level credit characteristics, current delinquency and nonperforming loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent prepayment rates and future prepayment rate assumptions, and other estimates of future collateral performance. No other-than-temporary impairment losses on investment securities were recognized by the Company for the quarter ended June 30, 2009.

In the first quarter of 2009, the Company recorded other-than-temporary impairment of $1,007, related to other private label mortgage-backed securities because the Company could no longer conclude that it was probable that it would recover all of the principal and interest. This charge was recorded within net securities gains in the Company’s consolidated statement of income.

Despite some rising levels of delinquencies and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of individual bonds the Company expects that as of June 30, 2009 it will recover the amortized cost basis of its privately issued mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2009 and later years that could impact the Company’s current best estimates. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses, if any, on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses.

The Company intends to closely monitor the performance of the privately issued mortgage-backed securities and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of those securities to become other-than-temporarily impaired. However, because the unrealized losses on available-for-sale investment securities have already been reflected in the financial statement values for investment securities and stockholders’ equity, any recognition of an other-than-temporary decline in value of those investment securities would not have a material effect on the Company’s consolidated financial condition.

The following table displays the beginning balance of OTTI related to credit losses on debt securities held by the Company at the beginning of the current reporting period for which the other than credit related portion of the OTTI was included in accumulated other comprehensive income (net of tax), as well as changes in credit losses recognized in pre-tax earnings for the quarter ended June 30, 2009.

Estimated credit losses as of April 1, 2009	$1,021
Additions for credit losses for securities in which OTTI has not been previously recognized	454
Estimated credit losses as of June 30, 2009	$1,475

As of June 30, 2009, the total OTTI losses included in accumulated other comprehensive income amounted to $1,668, net of tax, compared with none at December 31, 2008. These OTTI losses all related to private label mortgage-backed securities.

As of June 30, 2009, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at June 30, 2009. As of that date, the Company did not intend to sell nor anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2009. All securities referenced are debt securities. At June 30, 2009, and December 31, 2008, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Debt obligations of U.S. Government-sponsored enterprises	$ 1,591	2	$ 123	$ ---	---	$ ---	$ 1,591	2	$ 123
Mortgage-backed securities:
U.S. Government-sponsored enterprises	19,175	14	350	21	1	1	19,196	15	351
U.S. Government agencies	10,936	15	182	256	7	8	11,192	22	190
Private label	5,416	15	3,296	20,804	55	5,703	26,220	70	8,999
Obligations of states and political subdivisions thereof	15,717	33	1,114	12,614	63	2,768	28,331	96	3,882
Total	$52,835	79	$5,065	$33,695	126	$8,480	$86,530	205	$13,545

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Debt obligations of U.S. Government-sponsored enterprises: As of June 30, 2009, the total unrealized losses on these securities amounted to $123, compared with none at December 31, 2008. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Company management believes that the unrealized losses at June 30, 2009 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
  Mortgage-backed securities issued by U.S. Government agencies: As of June 30, 2009, the total unrealized losses on these securities amounted to $190, compared with $26 at December 31, 2008. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities bear no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at June 30, 2009 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
  Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of June 30, 2009, the total unrealized losses on these securities amounted to $351, compared with $10 at December 31, 2008. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Company management believes that the unrealized losses at June 30, 2009 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
  Private label mortgage-backed securities: As of June 30, 2009, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $8,999, compared with $4,193 at December 31 2008. The Company attributes the unrealized losses at June 30, 2009 to the current illiquid market for non-agency mortgage-backed securities, a seriously declining housing market, risk related market pricing discounts for non-agency mortgage-backed securities and the historical disruption and de-leveraging in the financial markets in general. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows on these securities, the Company does not consider these securities to be other-than-temporarily impaired at June 31, 2009.
  Obligations of states of the U.S. and political subdivisions thereof: As of June 30, 2009, the total unrealized losses on the Bank’s municipal securities amounted to $3,882, compared with $3,667 at December 31, 2008. The Bank’s municipal securities are supported by the general taxing authority of the municipality and in the cases of school districts, are supported by state aid. At June 30, 2009 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at June 30, 2009 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, largely driven by current market concerns about the prolonged deep recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, The Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2009.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the six months ended June 30, 2009 and 2008.

	Proceeds from Sale Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net
Six months ended June 30:
2009	$47,784	$1,833	$ ---	$1,461	$372
2008	$15,668	$ 515	$ ---	$ ---	$515

Three months ended June 30:
2009	$10,666	$ 414	$ ---	$ 454	($ 40)
2008	$ 5,520	$ 138	$ ---	$ ---	$138

Gains and losses on the sale of securities available for sale are determined using specific-identification method.

Note 5: Retirement Benefit Plans

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

The following table summarizes the net periodic benefit costs for the three and six months ended June 30, 2009 and 2008:

	2009	2008

Three Months Ended June 30,
Service cost	$ 57	$ 54
Interest cost	44	42
Amortization of actuarial loss	1	4
Net periodic benefit cost	$102	$100

Six Months Ended June 30,
Service cost	$111	$105
Interest cost	89	85
Amortization of actuarial loss	4	7
Net periodic benefit cost	$204	$197

The Company is expected to recognize $401 of expense for the foregoing plans for the year ended December 31, 2009. The Company is expected to contribute $222 to the foregoing plans in 2009. As of June 30, 2009, the Company had contributed $116.

Note 6: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Commitments to originate loans	$30,226	$31,584
Unused lines of credit	$69,715	$70,610
Un-advanced portions of construction loans	$ 4,238	$ 4,284
Standby letters of credit	$ 363	$ 262

As of June 30, 2009 and December 31, 2008, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

At June 30, 2009, the Bank had two outstanding derivative instruments. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The details are summarized as follows:

Interest Rate Floor Agreements

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 6/30/09	Fair Value 6/30/09	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$65	$474	$474
$10,000	11/01/10	6.50%	$ 69	$31	$348	$311

During 2005, interest rate floor agreements were purchased to limit the Bank’s exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate falls below the floors of 6.00% and 6.50%, thus effectively ensuring interest income on the pools of prime-based loans at minimum rates of 6.00% and 6.50% for the duration of the agreements. The interest rate floor agreements were designated as cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

For the three and six months ended June 30, 2009, total cash flows received from counterparties amounted to $220 and $434, compared with $82 and $99 for the same periods in 2008, respectively. The cash flows received from counterparties were recorded in interest income.

At June 30, 2009, the total fair value of the interest rate floor agreements was $822 compared with $1,229 at December 31, 2008. The fair values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Pursuant to SFAS No. 133, changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income.

The premiums paid on the interest rate floor agreements are being recognized as reductions of interest income over the duration of the agreements using the floorlet method, in accordance with SFAS No. 133. During the three and six months ended June 30, 2009, $19 and $34 of the premium was recognized as a reduction of interest income. At June 30, 2009, the remaining unamortized premiums, totaled $96, compared with $130 at December 31, 2008. During the next twelve months, $81 of the premiums will be recognized as reductions of interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

A summary of the hedging related balances follows:

	June 30, 2009		December 31, 2008
	Gross	Net of Tax	Gross	Net of Tax
Unrealized gain on interest rate floors	$822	$542	$1,229	$811
Unrealized gain on interest rate swaps	---	---	23	16
Unamortized premium on interest rate floors	(96)	(63)	(130)	(87)
Total	$726	$479	$1,122	$740

Note 8: Fair Value Measurements

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

  Securities Available for Sale: All securities and major categories of securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from independent pricing providers. The fair value measurements used by the pricing providers consider observable data that may include dealer quotes, market maker quotes and live trading systems. If quoted prices are not readily available, fair values are determined using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as market pricing spreads, credit information, callable features, cash flows, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, default rates, and the securities’ terms and conditions, among other things.
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Debt obligations of US Government-sponsored enterprises	$ ---	$ 4,124	$ ---	$ 4,124
Mortgage-backed securities:	$ ---	$234,534	$ ---	$234,534
US Government-sponsored enterprises	$ ---	$ 26,666	$ ---	$ 26,666
US Government agencies	$ ---	$ 28,896	$ ---	$ 28,896
Private label	$ ---	$ 58,865	$ ---	$ 58,865
Derivative assets	$ ---	$ 822	$ ---	$ 822

SFAS No. 157 also requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 6/30/09	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 6/30/09
Collateral dependent impaired loans	$765	$ ---	$ ---	$765	$765

Specific allowances for impaired loans are determined in accordance with SFAS No. 114 "Accounting by Creditors For Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." During the three and six months ended June 30, 2009, there were no changes to specific loan loss allowances established for collateral dependant impaired loans.

Note 9: Fair Value of Financial Instruments

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

The following describes the methods and significant assumptions used by the Company in estimating the fair values of significant financial instruments:

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at June 30, 2009 and December 31, 2008 follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 7,872	$ 7,872	$ 9,042	$ 9,042
Loans, net	$658,648	$654,073	$628,157	$629,587
Interest receivable	$ 5,364	$ 5,364	$ 3,999	$ 3,999

Financial liabilities:
Deposits (with no stated maturity)	$280,122	$280,122	$289,481	$289,481
Time deposits	$354,837	$358,958	$288,712	$293,741
Securities sold under repurchase agreements	$ 11,918	$ 11,915	$ 21,369	$ 21,369
Borrowings from the FHLB and junior subordinated debentures	$331,809	$339,521	$302,534	$313,575
Interest payable	$ 1,205	$ 1,205	$ 1,351	$ 1,351

Note 10: Recently Adopted Accounting Standards

The Company recently adopted the following accounting standards:

Fair Value Measurements: On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." FAS 157-2 delayed the effective date of SFAS No. 157 until January 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The requirements of SFAS No. 157 apply to non-financial assets and non-financial liabilities addressed by FSP FAS 157-2 for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted FSP FAS 157-2 on January 1, 2009. Its adoption did not have a material effect on the Company's consolidated financial condition or results of operations.

Disclosures About Derivative Instruments and Hedging Activities: In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related features in derivative agreements. SFAS No. 161 must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company). The adoption of SFAS No. 161 did not have an effect on the Company’s financial condition or results of operations. Refer to Note 7 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q for the required disclosure.

Determining the Useful Life of Intangible Assets: In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets," ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 was effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP FAS 142-3 did not have an impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value Instruments: On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which amends the disclosure requirements in FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") and APB Opinion No. 28, "Interim Financial Reporting" ("APB 28") to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 did not have an effect on the Company’s financial condition or results of operations. Refer to Note 9 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q for the required disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments: On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the other-than-temporary impairment on debt securities recognized in earnings. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to the other-than-temporary impairment of equity securities. FSP FAS 115-2 and 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairment for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a roll-forward of that amount each period.

 For debt securities, FSP FAS 115-2 and FAS 124-2 require an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.

 In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not likely that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the financial statements. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss. Subsequent non-other-than-temporary impairment related increases and decreases in the fair value of available-for-sale securities will be included in other comprehensive loss. For debt securities for which other-than-temporary impairments were recognized in earnings, the excess of the cash flows expected to be collected over the new amortized cost basis should be accreted to interest income. The other-than-temporary impairment recognized in accumulated other comprehensive loss related to held-to-maturity securities is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. That accretion increases the carrying value of each security and continues until this security is sold or matures, or there is an additional other-than-temporary impairment that is recognized in earnings.

The total other-than-temporary impairment is presented in the statement of income with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

 FSP FAS 115-2 and FAS 124-2 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovery of its amortized cost basis.

 The Company adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009, and recognized the effects of applying FSP FAS 115-2 and FAS 124-2 as a change in accounting principle. The Company recognized the $937 cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2 as an adjustment to retained earnings at April 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: On April 9, 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which provides guidance for determining fair value under Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," in inactive or disorderly markets (i.e., when the volume and level of activity for the asset or liability have significantly decreased). FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will be applied prospectively. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP in the second quarter of 2009 did not have an impact on the Company’s consolidated balance sheet or results of operations.

Subsequent Events: In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." Subsequent events are defined by SFAS No. 165 as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued are not recognized in the financial statements. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated, as well as non-recognized subsequent events of such a nature that they must be disclosed to keep the financial statements from being misleading. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 and should be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements as of and for the periods ended June 30, 2009. In connection with the June 30, 2009 quarterly report on Form 10-Q, Company management evaluated subsequent events through August 10, 2009, and determined that there were no non-recognized subsequent events through that date.

Note 12: Recent Accounting Developments

The following information addresses new or proposed accounting pronouncements that could have an impact on the Company’s financial condition or results of operations.

The Hierarchy of Generally Accepted Accounting Principles: In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the "GAAP hierarchy"). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Presents Fairly in Conformity With Generally Accepted Accounting Principles." SFAS No.162 is not expected to have a significant impact on the Company's consolidated results of operation or financial condition.

Determining the Primary Beneficiary of a Variable Interest Entity: In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 amends FASB Interpretation No. 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS No. 167 instead requires a reporting entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the reporting entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. SFAS No. 167 requires ongoing reassessments of whether the reporting entity is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The adoption of SFAS No. 167 is not expected to impact the Company’s consolidated results of operation or financial condition.

 Accounting for Transfers of Financial Assets: In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140." SFAS No. 166 eliminates the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. SFAS No. 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The recognition and measurement provisions of this SFAS should be applied to transfers that occur on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities will be evaluated for consolidation on and after the effective date in accordance with applicable consolidation guidance, including SFAS No. 167. The adoption of SFAS No 166 is not expected to have an impact on the Company’s consolidated results of operation of financial condition.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: SFAS No. 168, "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", replaces SFAS 162 on July 1, 2009 by codifying generally accepted accounting principles ("GAAP") in the United States (the GAAP hierarchy). The codification is not intended to change GAAP but will represent a significant change in the way the Company researches issues and references U.S. GAAP. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and six months ended June 30, 2009 and 2008, and financial condition at June 30, 2009, and December 31, 2008, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in second quarter 2009 and 2008 interest income was $894 and $467, respectively, of tax-exempt interest income from certain investment securities and loans. For the six months ended June 30, 2009 and 2008, the amount of tax-exempt income included in interest income was $1,461 and $987, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $393 and $211 in the second quarter of 2009 and 2008, respectively, and $689 and $441 for the six months ended June 30, 2009 and 2008, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

(x)	The effectiveness of the Emergency Economic Stabilization Act of 2008 ("EESA") and the other legislative and regulatory efforts to stabilize the U. S. financial markets;

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

Allowance for Loan Losses: The allowance for loan losses (the "allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of probable loss in the loan portfolio. Management regularly evaluates the allowance for loan losses for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income, and when a greater amount of provision for loan losses is necessary, the result is lower net income. Refer to Part I, Item 2 below, "Allowance for Loan Losses and Provision for Loan Losses," in this report on Form 10-Q, for further discussion and analysis concerning the allowance.

Other-Than-Temporary Impairments on Investment Securities: One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairment. The evaluation of securities for other-than- temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses. The Company has a security monitoring process that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security; (b) the cause of the impairment; (c) the financial condition, credit rating and future prospects of the issuer; (d) whether the debtor is current on contractually obligated interest and principal payments; (e) the volatility of the securities fair value; (f) performance indicators of the underlying assets in the security including default rates, delinquency rates, percentage of nonperforming assets, loan to collateral value ratios, third party guarantees, current levels of subordination, vintage, and geographic concentration and; (h) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of the receipt of all principal and interest due. The Company also considers whether it intends to sell the security, or whether it believes it is more-likely-than-not that the Company will be required to sell the security, prior to recovery of cost or amortized cost.

For securitized financial assets with contractual cash flows, such as private label mortgage-backed securities, the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with an economic recession, similar to those the Company believes market participants would use. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate to the extent that the Company does not expect to receive the entire amount of future contractual principal and interest, an other-than-temporary impairment charge to earnings is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2009 and December 31, 2008, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

Goodwill: The valuation techniques used by the Company to determine the carrying value of intangible assets acquired in acquisitions involves estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors. Any changes in the estimates used by the Company to determine the carrying value of its goodwill may have an adverse effect on the Company's results of operations. The Company’s annual impairment test was performed as of December 31, 2008. Refer to Note 2 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q for further details of the Company’s accounting policies and estimates covering "Goodwill and Other Identifiable Intangible Assets."

EXECUTIVE OVERVIEW

Summary Results of Operations

The Company reported consolidated net income of $2,756 for the quarter ended June 30, 2009, compared with $2,029 in the second quarter of 2008, representing an increase of $727, or 35.8%. Net income available to common shareholders amounted to $2,488, representing an increase of $459, or 22.6%, compared with the second quarter of 2008. The Company’s diluted earnings per share, after preferred stock dividends and accretion of preferred stock discount, amounted to $0.85 for the second quarter of 2009, compared with $0.67 for the second quarter of 2008, representing an increase of $0.18, or 26.9%.

The Company’s annualized return on average shareholders’ equity ("ROE") amounted to 12.47% in the second quarter of 2009, compared with 12.27% for the second quarter of 2008. The annualized return on average assets ("ROA") amounted to 1.03%, compared with 0.89% for the second quarter of 2008.

For the six months ended June 30, 2009, the Company’s net income amounted to $5,381, compared with $3,981 for the same period in 2008, representing an increase of $1,400, or 35.2%. Net income available to common shareholders amounted to $4,891, compared with $3,981 for the six months ended June 30, 2008, representing an increase of $910, or 22.9%. Diluted earnings per share, after preferred stock dividends and accretion of preferred stock discount, amounted to $1.68 for the six months ended June 30, 2009, compared with $1.31 for the same period in 2008, representing an increase of $0.37, or 28.2%.

For the six months ended June 30, 2009, the Company’s ROE amounted to 12.71%, compared with 11.96% for the same period in 2008.

  Net Interest Income: For the three months ended June 30, 2009, net interest income on a fully tax-equivalent basis amounted to $9,236, up $1,000 or 12.1% on a linked quarter basis and representing an increase of $2,493, or 37.0%, compared with the second quarter of 2008.

The increase in second quarter 2009 net interest income compared with the same quarter in 2008 was principally attributed to a significantly improved net interest margin, combined with average earning asset growth of 18.2%. Declines in short-term interest rates have favorably impacted the Bank’s net interest margin, as the cost of interest bearing liabilities have declined faster and to a greater degree than the decline in earning asset yields. For the three months ended June 30, 2009, the fully tax-equivalent net interest margin amounted to 3.54%, up 12 basis points on a linked quarter basis and representing an improvement of 47 basis points compared with the second quarter of 2008.

For the six months ended June 30, 2009, net interest income on a fully tax-equivalent basis amounted to $17,472, representing an increase of $4,207, or 31.7%, compared with the same period in 2008. The fully tax-equivalent net interest margin amounted to 3.49%, representing an improvement of 44 basis points compared with the first six months of 2008.

  Non-interest Income: For the three months ended June 30, 2009, total non-interest income amounted to $1,369, representing a decline of $563 or 29.1%, compared with the second quarter of 2008. The decline in non-interest income was largely attributed to a $255 decline in credit and debit card service charges and fees reflecting the previously reported sale of the Bank’s merchant processing and Visa credit card portfolios in the fourth quarter of 2008. Net securities losses, including other-than-temporary securities impairment losses of $454, amounted to $40 compared with net securities gains of $138 in the second quarter of 2008. Trust and other financial services fees declined $151, or 20.4% compared with the second quarter of 2008, principally reflecting declining market values of assets under management.

For the six months ended June 30, 2008, total non-interest income amounted to $2,973, representing a decline of $1,008 or 25.3% compared with the same period in 2008. The decline in non-interest income was attributed to a variety of factors, including a $412 or 49.1% decline in credit and debit card service charges and fees. The decline in non-interest income was also attributed to a non-recurring $313 gain recorded in the first quarter of 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering. Trust and financial services fees declined $118 thousand or 9.2% compared with the first half of 2008, principally reflecting declining market values of assets under management.

For the six months ended June 30, 2009 net securities gains amounted to $372, compared with $515 for the same period in 2008, representing a decline of $143, or 27.8%. The $372 in net securities gains were comprised of realized gains on the sale of securities amounting to $1,833, largely offset by other-than-temporary securities impairment losses of $1,461 on certain available-for-sale, 1-4 family, non-agency mortgage backed securities with an amortized cost of $6,061.

  Non-interest Expense: For the three months ended June 30, 2009, total non-interest expense amounted to $5,552, representing an increase of $318, or 6.1%, compared with the second quarter of 2008. Included in second quarter non-interest expense was a special FDIC deposit insurance assessment amounting to $495. The special assessment was levied on all FDIC-insured financial institutions and represented five basis points on the Bank’s total assets, less Tier I Capital, as of June 30, 2009. Largely offsetting the special FDIC insurance assessment was a $253 or 77.6% decline in credit and debit card expenses, reflecting the previously reported sale of the Bank’s merchant processing and Visa credit card portfolios in the fourth quarter of 2008.

For the six months ended June 30, 2009, total non-interest expense amounted to $10,716, representing an increase of $494, or 4.8%, compared with the same period in 2008. The increase was principally attributed to a $647 increase in FDIC insurance assessments, including the recording of the special FDIC assessment in the current quarter. The increase in non-interest expense was also attributed to a $181 write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired. These investment funds, which in most cases qualify for Community Reinvestment Act credit, generally represent socially responsible venture capital investments in small businesses throughout Maine and New England. These write-downs principally reflected the impact current economic conditions have had on these funds and represented 38% of their recorded book carrying value. The increase in non-interest expense was also attributed to a $128 reduction in the Company’s previously reported liability related to the Visa Reorganization and the Visa, Inc. initial public offering recorded in the first quarter of 2008. The foregoing increases were largely offset by a $407 or 70.1% decline in credit and debit card expenses and a $173 or 20.1% decline in furniture and equipment expenses

For the six months ended June 30, 2009, salaries and employee benefits expense amounted to $5,437, representing an increase of $96, or 1.8%, compared with the same period in 2008. The increase in salaries and employee benefits was principally attributed to normal increases in base salaries and employee benefits, as well as changes in staffing levels and mix.

Income Taxes: For the three and six months ended June 30, 2009, total income taxes amounted to $1,069 and $2,159, representing increases of $165 and $366, or 18.3% and 20.4%, compared with the same periods in 2008, respectively. The Company’s effective tax rates amounted to 27.9% and 28.6% for the three and six months ended June 30, 2009, compared with 30.8% and 31.1% for the same periods in 2008, respectively.

Summary Financial Condition

At June 30, 2009 total assets stood at $1,070,558, representing an increase of $98,270, or 10.1%, compared with December 31, 2008.

  Loans: Total loans ended the second quarter at $665,370, representing an increase of $31,767, or 5.0%, compared with December 31, 2008. Loan growth was led by commercial loans and tax-exempt loans to local municipalities.

Residential mortgage loan origination activity increased significantly during the first six months of 2009, principally reflecting declines in residential mortgage loan interest rates and increased borrower refinancing activity. The Bank closed on $44,999 of residential mortgages during the first half of 2009, representing an increase of $28,389 compared with the origination volumes experienced during the same period in 2008. Because of the interest rate risk considerations associated with low coupon mortgage loans, many of the low fixed rate residential mortgages originated in 2009 were sold in the secondary market with customer servicing retained and as a result were not reflected in outstanding loan balances at period end.

  Credit Quality: The Bank’s non-performing loans ended the second quarter at relatively low levels and were well below the Bank’s peer group average. At June 30, 2009, total non-performing loans amounted to $6,034, or 0.91% of total loans, compared with $4,404, or 0.70% at December 31, 2008.

During the six months ended June 30, 2009, the Bank enjoyed a low level of loan loss experience, which actually showed improvement compared with loss experience in the first half of 2008. Total net loan charge-offs amounted to $224, or annualized net charge-offs to average loans outstanding of 0.07%, compared with $318, or net charge-offs to average loans outstanding of 0.11%, in the first half of 2008.

For the three and six months ended June 30, 2009, the Bank recorded provisions for loan losses of $835 and $1,500, representing increases o $538 and $691, compared with the same periods in 2008, respectively. The increases in the provision were principally attributed to growth in the loan portfolio and deteriorating economic conditions, including rising unemployment levels and declining real estate values in the markets served by the Bank.

The Bank maintains an allowance for loan losses (the "allowance") which is available to absorb probable losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses. At June 30, 2009, the allowance stood at $6,722, representing an increase of $1,276 or 23.4% compared with December 31, 2008. At June 30, 2009, the allowance expressed as a percentage of total loans stood at 101 basis points, up from 86 basis points at December 31, 2008.

  Securities: Total Securities ended the second quarter at $353,085, representing an increase of $62,583, or 21.5%, compared with December 31, 2008. Securities purchased during the first half of 2009 consisted of mortgage-backed securities issued by U.S. government agencies and sponsored enterprises, debt obligations of U.S. government-sponsored enterprises, and obligations of state and political subdivisions thereof.
  Deposits: Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in summer and autumn. The timing and extent of seasonal swings have varied from year to year, particularly with respect to demand deposits.

Total deposits ended the second quarter at $634,959, representing an increase of $56,766, or 9.8%, compared with December 31, 2008. Total retail deposits ended the second quarter at $528,785, up $39,098 or 8.0% compared with December 31, 2008. Retail deposit growth was principally attributed to time deposits, with demand deposits and savings and money market accounts posting a combined seasonal decline of $11,050.

Brokered deposits obtained from the national market ended the second quarter at $106,174, representing an increase of $17,668, or 20.0%, compared with December 31, 2008. The increase in brokered deposits was utilized to help support strong earning asset growth during a period when seasonal retail deposits were on the decline.

  Borrowings: Total borrowings ended the second quarter at $343,727, representing an increase of $19,824, or 6.1%, compared with December 31, 2008. The increase in borrowings was principally used to help fund the growth of the Bank’s securities portfolio.
  Capital: During the second quarter of 2009, the Bank continued to exceed regulatory requirements for "well-capitalized" institutions. Company management considers this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Under the capital adequacy guidelines administered by the Bank’s principal regulators, "well-capitalized" institutions are those with Tier I leverage, Tier I Risk-based, and Total Risk-based ratios of at least 5%, 6% and 10%, respectively. At June 30, 2009, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios were 8.00%, 12.46% and 14.16%, compared with 6.61%, 9.95% and 11.60% at December 31, 2008, respectively.

In January 2009, the Company issued and sold $18,751 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, to the U.S. Treasury in connection with its participation in the U.S. Treasury’s Capital Purchase Program ("CPP"). The CPP is a voluntary program designed by the U.S. Treasury to provide additional capital to healthy, well-capitalized banks, to help provide economic stimulus through the creation of additional lending capacity in local banking markets.

  Shareholder Dividends: The Company paid regular cash dividends of $0.26 per share of common stock in the second quarter of 2009, representing an increase of $0.01 per share, or 4.0%, compared with the dividend paid for the same quarter in 2008. The Company’s Board of Directors recently declared a third quarter 2009 regular cash dividend of $0.26 per share of common stock, unchanged compared with the same quarter in 2008.

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

Total Net Interest Income: For the three months ended June 30, 2009, net interest income on a fully tax equivalent basis amounted to $9,236, compared with $6,743 in the second quarter of 2008, representing an increase of $2,493, or 37.0%. As more fully discussed below, the increase in the Bank’s second quarter 2009 net interest income compared with the second quarter of 2008 was principally attributed to a 47 basis point improvement in the tax equivalent net interest margin, combined with average earning asset growth of $161,066, or 18.2%.

For the six months ended June 30, 2009, net interest income on a fully tax-equivalent basis amounted to $17,472, compared with $13,265 for the same period in 2008, representing an increase of $4,207, or 31.7%. As more fully discussed below, the increase in net interest income was principally attributed to average earning asset growth of $135,986 or 15.5%, combined with a 44 basis point improvement in the tax-equivalent net interest margin, compared with the six months ended June 30, 2008.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended June 30, 2009 and 2008, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
JUNE 30, 2009 AND 2008

	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$ 659,645	$ 8,806	5.35%	$610,176	$ 9,387	6.19%
Taxable securities (2)	310,553	4,537	5.86%	220,762	3,229	5.88%
Non-taxable securities (2,3)	58,731	1,115	7.61%	35,193	592	6.77%
Total securities	369,284	5,652	6.14%	255,955	3,821	6.00%
Federal Home Loan Bank stock	15,898	---	0.00%	13,855	137	3.98%
Fed funds sold, money market funds, and time deposits with other banks	377	---	0.00%	4,152	31	3.00%

Total Earning Assets	1,045,204	14,458	5.55%	884,138	13,376	6.08%

Non-Interest Earning Assets:
Cash and due from banks	8,091			5,177
Allowance for loan losses	(6,219)			(5,078)
Other assets (2)	28,298			32,111
Total Assets	$1,075,374			$916,348

Interest Bearing Liabilities:
Deposits	$ 575,147	$ 2,636	1.84%	$525,863	$ 3,817	2.92%
Borrowings	358,069	2,586	2.90%	268,870	2,816	4.21%
Total Interest Bearing Liabilities	933,216	5,222	2.24%	794,733	6,633	3.36%
Rate Spread			3.31%			2.72%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	48,342			50,345
Other liabilities	5,158			4,771
Total Liabilities	986,716			849,849
Shareholders' equity	88,658			66,499
Total Liabilities and Shareholders' Equity	$1,075,374			$916,348
Net interest income and net interest margin (3)		9,236	3.54%		6,743	3.07%
Less: Tax Equivalent adjustment		(393)			(211)
Net Interest Income		$ 8,843	3.39%		$ 6,532	2.97%

  (1)  For purposes of these computations, non-accrual loans are included in average loans.
  (2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
  (3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

  AVERAGE BALANCE SHEET AND
  ANALYSIS OF NET INTEREST INCOME
  SIX MONTHS ENDED
  JUNE 30, 2009 AND 2008

	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Loans (1,3)	$ 649,013	$17,562	5.46%	$599,991	$18,951	6.35%
Taxable securities (2)	293,303	8,605	5.92%	219,850	6,429	5.88%
Non-taxable securities (2,3)	52,275	1,949	7.52%	37,243	1,254	6.77%
Total securities	345,578	10,554	6.16%	257,093	7,683	6.01%
Federal Home Loan Bank stock	15,492	---	0.00%	13,808	333	4.85%
Fed funds sold, money market funds, and time deposits with other banks	622	2	0.65%	3,827	69	3.63%

Total Earning Assets	1,010,705	28,118	5.61%	874,719	27,036	6.22%

Non-Interest Earning Assets:
Cash and due from banks	8,059			4,767
Allowance for loan losses	(5,919)			(4,952)
Other assets (2)	27,302			32,771
Total Assets	$1,040,147			$907,305

Interest Bearing Liabilities:
Deposits	$ 549,056	$ 5,436	2.00%	$510,359	$ 7,914	3.12%
Borrowings	352,408	5,210	2.98%	273,753	5,857	4.30%
Total Interest Bearing Liabilities	901,464	10,646	2.38%	784,112	13,771	3.53%
Rate Spread			3.23%			2.69%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	48,260			51,606
Other liabilities	5,061			4,668
Total Liabilities	954,785			840,386
Shareholders' equity	85,362			66,919
Total Liabilities and Shareholders' Equity	$1,040,147			$907,305
Net interest income and net interest margin (3)		17,472	3.49%		13,265	3.05%
Less: Tax Equivalent adjustment		(689)			(441)
Net Interest Income		$16,783	3.35%		$12,824	2.95%

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

For the three and six months ended June 30, 2009, the fully tax equivalent net interest margin amounted to 3.54% and 3.49%, compared with 3.07% and 3.05% for the same periods in 2008, representing improvements of 47 and 44 basis points, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

	2009		2008				2007
Quarter:	2	1	4	3	2	1	4	3
Interest Earning Assets:
Loans (1,3)	5.35%	5.56%	5.93%	6.09%	6.19%	6.52%	6.71%	6.88%
Taxable securities (2)	5.86%	5.98%	5.81%	5.89%	5.88%	5.88%	5.78%	5.65%
Non-taxable securities (2,3)	7.61%	7.39%	7.02%	6.88%	6.77%	6.78%	6.71%	6.66%
Total securities	6.14%	6.18%	5.97%	6.02%	6.00%	6.02%	5.87%	5.75%
Federal Home Loan Bank stock	0.00%	0.00%	2.46%	3.00%	3.98%	5.73%	6.31%	6.41%
Fed Funds sold, money market funds, and time
deposits with other banks	0.00%	0.93%	2.16%	3.13%	3.00%	4.37%	5.01%	5.19%
Total Earning Assets	5.55%	5.68%	5.88%	6.02%	6.08%	6.35%	6.45%	6.53%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	1.84%	2.17%	2.62%	2.72%	2.92%	3.33%	3.51%	3.60%
Borrowings	2.90%	3.07%	3.67%	3.92%	4.21%	4.39%	4.69%	4.92%
Total Interest Bearing Liabilities	2.24%	2.53%	3.00%	3.14%	3.36%	3.71%	3.95%	4.08%

Rate Spread	3.31%	3.15%	2.88%	2.88%	2.72%	2.64%	2.50%	2.45%

Net Interest Margin (3)	3.54%	3.42%	3.21%	3.22%	3.07%	3.03%	2.97%	2.93%

Net Interest Margin without Tax Equivalent Adjustments	3.39%	3.30%	3.10%	3.12%	2.97%	2.92%	2.89%	2.86%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

Recent data suggest that the U.S. economy is currently in a deep recession which began in December 2007, driven by sharp downturns in the nationwide housing and credit markets. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending, the lack of liquidity in the credit markets and multi-decade high unemployment rates. The Board of Governors of the Federal Reserve System (the "Federal Reserve") addressed the economic decline with changes in its monetary policy, by reducing the Federal Funds rate to historic levels. From late 2007 through October 2008, the Federal Reserve reduced short term interest rates nine times for a total of 500 basis points. These actions favorably impacted the Bank’s net interest margin, given its liability sensitive balance sheet. Specifically, the Banks’ total weighted average cost of funds declined faster and to a greater extent than the decline in the weighted average yield on its earning asset portfolios.

The weighted average yield on average earning assets amounted to 5.55% in the second quarter of 2009, compared with 6.08% in the second quarter of 2008, representing a decline of 53 basis points. However, the weighted average cost of interest bearing liabilities amounted to 2.24% in the second quarter of 2009, compared with 3.36% in the second quarter of 2008, representing a decline of 112 basis points. In short, since the second quarter of 2008 the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 59 basis points.

For the six months ended June 30, 2009, the weighted average yield on average earning assets amounted to 5.61%, compared with 6.22% for the same period in 2008, representing a decline of 61 basis points. However, the weighted average cost of interest bearing liabilities amounted to 2.38% for the six months ended June 30, 2009, compared with 3.53% for the same period in 2008, representing a decline of 115 basis points. In short, comparing the first six months of 2009 with the same period in 2008, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 54 basis points.

Should interest rates continue at current levels, Company management anticipates the improving net interest margin trend will continue into the third quarter of 2009, generating higher levels of net interest income. Management anticipates the continued improvement in the net interest margin will be driven by a continued downward re-pricing of interest bearing liabilities, as time deposits and borrowed funds maturities are replaced at lower prevailing costs, while the yields on its average earning asset portfolios continue to stabilize. Management also anticipates that the net interest margin and net interest income will be favorably impacted by the current positively sloped U.S. Treasury yield curve.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest and Dividend Income: For the three months ended June 30, 2009, total interest and dividend income, on a fully tax equivalent basis, amounted to $14,458, representing an increase of $1,082, or 8.1%, compared with the second quarter of 2008. The increase in interest and dividend income was attributed to average earning asset growth of $161,066, or 18.2%, as the weighted average earning asset yield declined 53 basis points. The decline in the weighted average earning asset yield was principally attributed to the reduction of short-term interest rates by the Federal Reserve, the impact of which continued to reduce the weighted average yield on the Bank’s variable rate loan portfolios. To a lesser extent, the weighted average loan yields were also impacted by the renegotiation of certain fixed rate commercial loans to variable rate loans with lower prevailing interest rates.

For the quarter ended June 30, 2009, interest income from the loan portfolio amounted to $8,806, representing a decline of $581, or 6.2%, compared with the second quarter of 2008. The decline in loan interest income was attributed to an 84 basis point decline in the weighted average loan portfolio yield, largely offset by average loan portfolio growth of $49,469, or 8.1%.

For the quarter ended June 30, 2009, interest income from the Bank’s securities portfolio amounted to $5,652, representing an increase of $1,831, or 47.9%, compared with the second quarter of 2008. The increase in interest income from securities was principally attributed to average securities portfolio growth of $113,329 or 44.3%, combined with a 14 basis point improvement in the weighted average securities portfolio yield. Because the majority of the securities portfolio is comprised of fixed rate securities, the decline in short-term interest rates has had minimal impact on the portfolio’s weighted average yield.

As depicted on the rate/volume analysis table below, comparing the three months ended June 30, 2009 with the same quarter in 2008, the increased volume of average earning assets on the balance sheet contributed $2,464 to total interest income, but was offset in part by a decline of $1,382 attributed to the impact of the lower weighted average earning asset yield.

For the six months ended June 30, 2009, total interest and dividend income, on a fully tax equivalent basis, amounted to $28,118, representing an increase of $1,082, or 4.0%, compared with the same period in 2008. The increase in interest and dividend income was attributed to average earning asset growth of $135,986, or 15.5%, as the weighted average earning asset yield declined 61 basis points. The decline in the weighted average earning asset yield was principally attributed to the reduction of short-term interest rates by the Federal Reserve, the impact of which reduced the weighted average yield on the Bank’s variable rate loan portfolios. To a lesser extent, the weighted average loan yields were also impacted by the renegotiation of certain fixed rate commercial loans to variable rate loans with lower prevailing interest rates.

For the six months ended June 30, 2009, interest income from the loan portfolio amounted to $17,562, representing a decline of $1,389, or 7.3%, compared with the same period in 2008. The decline in loan interest income was attributed to an 89 basis point decline in the weighted average loan portfolio yield, largely offset by average loan portfolio growth of $49,022, or 8.2%.

For the six months ended June 30, 2009, interest income from the Bank’s securities portfolio amounted to $10,554, representing an increase of $2,871, or 37.4%, compared with the same period in 2008. The increase in interest income from securities was principally attributed to average securities portfolio growth of $88,485 or 34.4%, combined with a 15 basis point improvement in the weighted average securities portfolio yield. Because the majority of the securities portfolio is comprised of fixed rate securities, the decline in short-term interest rates has had minimal impact on the portfolio’s weighted average yield.

For the six months ended June 30, 2009, the Bank did not record any Federal Home Loan Bank ("FHLB") stock dividends, compared with $333 in the first six months of 2008. In the first quarter of 2009, the FHLB of Boston advised its members that it is focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments were suspended, and it is unlikely that dividends will be paid in 2009.

As depicted on the rate/volume analysis table below, comparing the six months ended June 30, 2009 with the same period in 2008, the increased volume of average earning assets on the balance sheet contributed $4,189 to total interest income, but was offset in part by a decline of $3,107 attributed to the impact of the lower weighted average earning asset yield.

Interest Expense: For the three months ended June 30, 2009, total interest expense amounted to $5,222, compared with $6,633 for the second quarter of 2008, representing a decline of $1,411, or 21.3%. The decline in interest expense was attributed to a 112 basis point decline in the weighted average cost of interest bearing liabilities, largely offset by an increase in average interest bearing liabilities of $138,483, or 17.4%, when comparing the six months ended June 30, 2009 with the same period in 2008. The decline in the average cost of interest bearing funds was principally attributed to lower short-term and long-term market interest rates in the second quarter of 2009 compared with the same quarter in 2008.

For the three months ended June 30, 2009, the total weighted average cost of interest bearing liabilities amounted to 2.24%, compared with 3.36% for the same quarter in 2008, representing a decline of 112 basis points. For the quarter ended June 30, 2009, the weighted average cost of borrowed funds declined 131 basis points to 2.90%, while the weighted average cost of interest bearing deposits declined 108 basis points to 1.84%, compared with the second quarter of 2008.

As depicted on the rate/volume analysis table below, comparing the three months ended June 30, 2009 with the same quarter in 2008, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $2,658 to the decline in interest expense, offset in part by an increase of $1,247 attributed to the impact of the increased volume of average interest bearing liabilities.

For the six months ended June 30, 2009, total interest expense amounted to $10,646, compared with $13,771 for the same period in 2008, representing a decline of $3,125, or 22.7%. The decline in interest expense was attributed to a 115 basis point decline in the weighted average cost of interest bearing liabilities, largely offset by an increase in average interest bearing liabilities of $117,352, or 15.0%, when comparing the six months ended June 30, 2009 with the same period in 2008. The decline in the average cost of interest bearing funds was principally attributed to lower short-term and long-term market interest rates during the six months ended June 30, 2009, compared with the same period in 2008.

For the six months ended June 30, 2009, the total weighted average cost of interest bearing liabilities amounted to 2.38%, compared with 3.53% for the same period in 2008, representing a decline of 115 basis points. For the six months ended June 30, 2009, the weighted average cost of borrowed funds declined 132 basis points to 2.98%, while the weighted average cost of interest bearing deposits declined 112 basis points to 2.00%, compared with the same period in 2008.

As depicted on the rate/volume analysis table below, comparing the six months ended June 30, 2009 with the same period in 2008, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $5,477 to the decline in interest expense, offset in part by an increase of $2,352 attributed to the impact of the increased volume of average interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2009 VERSUS JUNE 30, 2008
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 763	$(1,344)	$ (581)
Taxable securities (2)	1,313	(5)	1,308
Non-taxable securities (2,3)	396	127	523
Investment in Federal Home Loan Bank stock	---	(137)	(137)
Fed funds sold, money market funds, and time deposits with other banks	(28)	(3)	(31)

TOTAL EARNING ASSETS	$2,444	$(1,362)	$ 1,082

Interest bearing deposits	358	(1,539)	(1,181)
Borrowings	889	(1,119)	(230)
TOTAL INTEREST BEARING LIABILITIES	$1,247	$(2,658)	$(1,411)

NET CHANGE IN NET INTEREST INCOME	$1,197	$ 1,296	$ 2,493

(1)   For purposes of these computations, non-accrual loans are included in average loans.
(2)For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2009 VERSUS JUNE 30, 2008
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$1,551	$(2,940)	$(1,389)
Taxable securities (2)	2,148	28	2,176
Non-taxable securities (2,3)	507	188	695
Investment in Federal Home Loan Bank stock	---	(333)	(333)
Fed funds sold, money market funds, and time deposits with other banks	(58)	(9)	(67)

TOTAL EARNING ASSETS	$4,148	$(3,066)	$ 1,082

Interest bearing deposits	600	(3,078)	(2,478)
Borrowings	1,752	(2,399)	(647)
TOTAL INTEREST BEARING LIABILITIES	$2,352	$(5,477)	$(3,125)

NET CHANGE IN NET INTEREST INCOME	$1,796	$ 2,411	$ 4,207

(1)   For purposes of these computations, non-accrual loans are included in average loans.
(2)For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
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

The Bank’s non-performing loans remained at relatively low levels at quarter end, representing $6,034 or 0.91% of total loans, compared with $4,404 or 0.70% of total loans at December 31, 2008.

Net charge-offs amounted to $224 during six months ended June 30, 2009, or annualized net charge-offs to average loans outstanding of 0.07%, compared with $318 or annualized net charge-offs to average loans outstanding of 0.11% for the same period in 2008.

The allowance expressed as a percentage of non-performing loans stood at 111% at June 30, 2009, compared with 124% at December 31, 2008.

For the three and six months ended June 30, 2009, the provision for loan losses (the "provision") amounted to $835 and $1,500, compared with $297 and $809 for the same periods in 2008, representing increases of $538 and $691, or 181.1% and 85.4%, respectively. The increases in the provision were principally attributed to deteriorating economic conditions and growth in the loan portfolio, including rising unemployment levels and declining real estate values in most of the markets served by the Bank.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the three months ended June 30, 2009, total non-interest income amounted to $1,369, compared with $1,932 for the same quarter in 2008, representing a decline of $563 or 29.1%. For the six months ended June 30, 2009, total non-interest income amounted to $2,973, compared with $3,981 for the same period in 2008, representing a decline of $1,008, or 25.3%.

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

For the three months ended June 30, 2009, income from trust and other financial services amounted to $588, compared with $739 for the same quarter in 2008, representing a decline of $151, or 20.4%. For the six months ended June 30, 2009, income from trust and financial services amounted to $1,160, compared with $1,278 for the same period in 2008, representing a decline of $118, or 9.2%.

The decreases in trust and other financial services fees were principally attributed to declining revenue from trust and investment management activities, largely reflecting declining market values of assets under management. These declines were partially offset by moderate increases in revenue generated from third party brokerage activities, which were principally attributed to increased staff capacity and new client relationships.

At June 30, 2009, total assets under management at Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $241,863 compared with $265,663 at June 30, 2008, representing a decline of $23,800 or 9.0%. The decline in assets under management was principally reflective of the broad declines experienced by the equity markets in general since the second quarter of 2008, offset in part by new client relationships.

Service Charges on Deposits: This income is principally derived from deposit account overdraft fees, monthly deposit account maintenance and activity fees, and a variety of other deposit account related fees.

For the three months ended June 30, 2009, income from service charges on deposit accounts amounted to $360, compared with $405 for the same quarter in 2008, representing a decline of $45 or 11.1%. For the six months ended June 30, 2009, income from service charges on deposit accounts amounted to $669, compared with $767 for the same period in 2008, representing a decline of $98, or 12.8%.

The declines in service charges on deposit accounts were principally attributed to declines in deposit account overdraft activity, compared with the three and six months ended June 30, 2008. Additionally, the Bank has not increased its deposit account fee amounts charged to customers since early 2007.

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

For the three months ended June 30, 2009, credit and debit card service charges and fees amounted to $252, compared with $507 in the second quarter of 2008, representing a decline of $255, or 50.3%. For the six months ended June 30, 2009, credit card service charges and fees amounted to $428, compared with $840 for the same period in 2008, representing a decline of $412, or 49.0%.

The three and six month declines in debit and credit card fees were offset by like declines in debit and credit card expenses, which are included in non-interest expense in the Company’s consolidated statements of income.

Net Securities Gains: For the three months ended June 30, 2009, net securities gains amounted to $414, compared with $138 in the second quarter of 2008, representing an increase of $276, or 200.0%. The $414 in second quarter net securities gains were comprised entirely of realized gains on the sale of securities.

For the six months ended June 30, 2009, net securities gains amounted to $826, compared with $515 for the same period in 2008, representing an increase of $311, or 60.4%. The $826 in net securities gains were comprised of realized gains on the sale of securities amounting to $1,833, largely offset by other-than-temporary securities impairment ("OTTI") losses of $1,007. During the first quarter of 2009 the Company concluded that unrealized losses on certain available-for-sale, 1-4 family non-agency mortgage-backed securities with an amortized cost of $3,888 were other-than-temporarily impaired, because the Company could no longer conclude that it is probable it will receive 100% of future contractual principal and interest. Because these securities were being carried at fair value, estimated losses on these securities, net of tax, were previously recorded in unrealized losses on securities available-for-sale within accumulated other comprehensive loss, a component of total shareholders equity on the Company’s consolidated balance sheet.

For further information about securities gains and losses and other-than-temporary impairment losses recorded during the three and six months ended June 30, 2009, refer to Notes 2 and 4 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

Net Other-than-temporary Impairment Losses Recognized in Earnings: For the three and six months ended June 30, 2009, net OTTI losses recognized in earnings amounted to $454, compared with none during the same periods in 2008. During the second quarter of 2009 the Company concluded that unrealized losses on certain available-for-sale, 1-4 family non-agency mortgage-backed securities with an amortized cost of $2,173 were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it will receive the entire amount of future contractual principal and interest. Because these securities were being carried at fair value, estimated losses on these securities, net of taxes, were previously recorded in unrealized losses on securities available-for-sale within accumulated other comprehensive loss, a component of total shareholders equity on the Company’s consolidated balance sheet. The total "OTTI" losses amounted to $1,561, of which $454 represented estimated credit losses on the collateral underlying the security. The $454 in estimated credit losses were recorded in earnings, with the $1,107 balance of the unrealized losses recorded within accumulated other comprehensive loss, net of taxes.

For further information about other-than-temporary securities impairment losses recorded during the three and six months ended June 30, 2009, refer to Notes 4 and 10 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

For further information about the other-than-temporary securities impairment losses recorded during the three and six months ended June 30, 2009, refer below in this Report to Part I, Item 3, Securities and Impaired Securities.

Other Operating Income: For the three months ended June 30, 2009, total other operating income amounted to $209, compared with $143 during the same quarter in 2008, representing an increase of $66, or 46.2%. The increase in other operating income was principally attributed to an increase in mortgage loan origination and servicing fees, largely reflecting the sale of certain residential mortgage loans in the secondary market during the current quarter.

For the six months ended June 30, 2009, total other operating income amounted to $344, compared with $581 for the same period in 2008, representing a decline of $237, or 40.8%. The decline in other operating income was principally attributed to a non-recurring $313 gain recorded in the first quarter of 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering.

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

Non-interest Expense

For the three months ended June 30, 2009, total non-interest expense amounted to $5,552, compared with $5,234 in the second quarter of 2008, representing an increase of $318, or 6.1%.

For the six months ended June 30, 2008, total non-interest expense amounted to $10,716, compared with $10,222 for the same period in 2008, representing an increase of $494, or 4.8%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three months ended June 30, 2009, salaries and employee benefit expense amounted to $2,681, essentially unchanged compared with the same quarter in 2008. For the six months ended June 30, 2009, salaries and employee benefits expense amounted to $5,437, compared with $5,341 for the same period in 2008, representing an increase of $96, or 1.8%.

The increase in salaries and employee benefits expense was principally attributed to normal increases in base salaries and employee benefits, as well as changes in staffing levels and mix.

Occupancy Expenses: For the three months ended June 30, 2009, total occupancy expenses amounted to $330, compared with $352 for the same quarter in 2008, representing a decline of $22, or 6.25%. For the six months ended June 30, 2009 total occupancy expenses amounted to $728, compared with $737 for the same period in 2008, representing a decline of $9, or 1.2%. The small declines in occupancy expenses were principally attributed to lower utilities costs experienced during the three and six months ended June 30, 2009, compared with the same periods in 2008.

Furniture and Equipment Expenses: For the three months ended June 30, 2009, furniture and equipment expenses amounted to $337, compared with $373 for the same quarter in 2008, representing a decline of $36, or 9.7%. For the six months ended June 30, 2009, furniture and equipment expenses amounted to $690, compared with $863 for the same period in 2008, representing a decline of $173, or 20.0%.

The declines in furniture and equipment expenses were principally attributed to declines in a variety of expense categories including depreciation expense, maintenance contract expenses, miscellaneous equipment purchases and repairs, and personal property taxes.

Credit and Debit Card Expenses: These expenses principally relate to the Bank’s Visa debit card processing activities, merchant credit card processing fees and processing fees associated with Visa credit cards. As previously reported and as more fully discussed above under the heading "Non-interest Income," in the fourth quarter of 2008 the Bank sold its merchant processing and Visa credit card portfolios.

For the three months ended June 30, 2009, credit and debit card expenses amounted to $73, compared with $326 for the same quarter in 2008, representing a decline of $253 or 77.6%. For the six months ended June 30, 2008, credit and debit card expenses amounted to $174, compared with $581 for the same period in 2008, representing a decline of $407, or 70.1%.

The three and six month declines in credit and debit card expenses were essentially offset by like declines in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

FDIC Insurance Assessments: For the three months ended June 30, 2009, FDIC insurance assessments amounted to $588, compared with $17 for the same quarter in 2008, representing an increase of $571.

Included in second quarter 2009 other operating expense was a special FDIC deposit insurance assessment amounting to $495. During the last few quarters, the FDIC’s Deposit Insurance Fund ("DIF") posted record losses causing the reserve ratio to fall well below 1.15%. A reserve ratio below 1.15% triggers the need for a DIF restoration plan in accordance with the FDI Reform Act of 2005 and conforming amendments. Pursuant to the Act, the FDIC must bring the reserve ratio back to 1.15% within five years. In the second quarter of 2009 the FDIC levied a special assessment on all FDIC insured financial institutions. The special assessment represented five basis points on the Bank’s total assets, less Tier I Capital, as of June 30, 2009. The special assessment is payable in the third quarter of 2009. The special assessment was in addition to the normal second quarter 2009 assessment.

For the six months ended June 30, 2009, total FDIC insurance assessments amounted to $681, compared with $35 for the same period in 2008, representing an increase of $646. The increase in FDIC insurance assessments was principally attributed to the $495 special assessment recorded in the current quarter as discussed immediately above.

The increase in 2009 assessment premiums was also attributed to historical insurance assessment credits recorded in the first half of 2008 amounting to $137, of which $71 was recorded in the first quarter of 2008 and $66 in the second quarter of 2008. In this regard, the FDI Reform Act required the FDIC to establish a one-time historical assessment credit that provided banks with a credit that could be used to offset insurance assessments in 2007 and 2008. This one-time, historical assessment credit was established to benefit banks that had funded deposit insurance funds prior to December 31, 1996.

Beginning in the second quarter of 2009, the FDIC added four new factors to the normal assessment rate calculation, including factors for brokered deposits, secured liabilities and unsecured liabilities. These changes are expected to significantly increase FDIC insurance expenses for all insured institutions, including the Bank.

Other Operating Expense: For the three months ended June 30, 2009, total other operating expense amounted to $1,543, compared with $1,482 for the same quarter in 2008, representing an increase of $61, or 4.1%. For the six months ended June 30, 2009, total other operating expense amounted to $3,006, compared with $2,665 for the same period in 2008, representing an increase of $341, or 12.8%.

The increase in other operating expenses in the first half of 2009 compared with the first half of 2008 was attributed in part to the write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired amounting to $181, compared with $36 during the six months ended June 30, 2008. These investment funds, originating as far back as 1994 and in most cases qualifying for Community Reinvestment Act credit, generally represent socially responsible venture capital investments in small businesses throughout Maine and New England. The other-than-temporary impairment write-down represented 38% of the recorded book carrying value for these investment funds.

The increase in other operating expenses in the first half of 2009 was also attributed to a $128 reduction in the Company’s previously reported Visa indemnification and covered litigation liability related to the Visa Reorganization, which was recorded in the first half of 2008. The Bank is not a party to the lawsuits brought against VISA U.S.A. The Company recognizes its portion of the Visa Indemnification at the estimated fair value of such obligation in accordance with FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

Income Taxes

For the three and six months ended June 30, 2009, total income taxes amounted to $1,069 and $2,159, compared with $904 and $1,793 for the same periods in 2008, representing increases of $165 and $366, or 18.3% and 20.4%, respectively.

The Company's effective tax rates for the three and six months ended June 30, 2009 amounted to 27.9% and 28.6%, compared with 30.8% and 31.1% for the same periods in 2008. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at June 30, 2009 represented 62.2% and 33.0% of total assets, compared with 65.2% and 29.9% at December 31, 2008, respectively.

At June 30, 2009, total assets amounted to $1,070,558, compared with $972,288 at December 31, 2008, representing an increase of $98,270, or 10.1%.

Securities

The securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other non-agency, private label issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and debt obligations of other U.S. government sponsored enterprises. At June 30, 2009, the securities portfolio did not contain any pools of sub-prime mortgage-backed securities, collateralized debt obligations, or commercial mortgage-backed securities. Additionally, the Bank did not have any equity securities or corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in Federal Home Loan Mortgage ("FHLMC") or Federal National Mortgage Association ("FNMA"), or any interests in pooled trust preferred securities or auction rate securities.

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

The securities portfolio represented 34.2% of the Company’s average earning assets during the six months ended June 30, 2009 and generated 37.5% of total tax equivalent interest and dividend income, compared with 29.4% and 28.4% for the same period in 2008, respectively.

Securities available for sale represented 100% of total securities at June 30, 2009, and December 31, 2008. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method and are shown separately in the consolidated statements of income.

Total Securities: At June 30, 2009, total securities amounted to $353,085, compared with $290,502 at December 31, 2008, representing an increase of $62,583 or 21.5%. Securities purchased during the first half of 2009 included mortgage-backed securities issued by U.S. Government agencies and sponsored enterprises, debt obligations of U.S. Government-sponsored enterprises, and obligations of state and political subdivisions thereof. The increase in securities was intended to leverage the Bank’s strong capital position in response to a relatively steep U.S. Treasury yield curve and as a means of generating higher levels of net interest income.

 The following tables summarize the securities available for sale portfolio as of June 30, 2009 and December 31, 2008:
		June 30, 2009
Available for Sale:	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt obligations of U.S. Government-sponsored enterprises	$ 4,222	$ 25	$ 123	$ 4,124
Mortgage-backed securities:
U.S. Government-sponsored enterprises	228,819	6,066	351	234,534
U.S. Government agencies	26,459	397	190	26,666
Private label*	37,885	10	8,999	28,896
Obligations of states and political subdivisions thereof	61,787	960	3,882	58,865
Total	$359,172	$7,458	$13,545	$353,085

*includes the cumulative write-down of securities considered to be other-than-temporarily impaired at June 30, 2009, with impairment write-downs totaling $1,475; all related to private label mortgage backed securities.
	December 31, 2008
	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:

Debt obligations of U.S. Government-sponsored enterprises	$ 700	$ 1	$ ---	$ 701
Mortgage-backed securities:
US Government-sponsored enterprises	172,661	4,874	10	177,525
US Government agencies	32,750	961	26	33,685
Private label*	43,579	172	4,193	39,558
Obligations of State and Political Subdivisions thereof	42,534	166	3,667	39,033
Total	$292,224	$6,174	$7,896	$290,502

*includes the cumulative write-down of securities considered to be other-than-temporarily impaired at December 31, 2008, with impairment write-downs totaling $1,435, all related to private label mortgage backed securities.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at June 30, 2009, amounted to an excess of $13,545, or 3.8% of the amortized cost of the total securities portfolio. At December 31, 2008 this amount represented an excess of $7,896, or 2.7% of the total securities portfolio. As of June 30, 2009, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $8,480, compared with $1,980 at December 31, 2008.

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in pre-tax earnings equal to the estimated credit losses inherent in the security.

During the second quarter of 2009, the Company concluded that unrealized losses on available-for-sale, private label mortgage-backed securities with an amortized cost of $2,173 were other-than-temporarily impaired, because the Company could no longer conclude that it is probable it will recover the entire amount of these investments. Accordingly, the Company recorded an other-than-temporary impairment charge of $454 in its consolidated statements of income, representing the estimated credit losses inherent in the security. Management believes these losses were attributable to a rapidly declining U.S. economy in general and the national housing market in particular, which deteriorated rapidly over the past year.

The Company also concluded that as of June 30, 2009, the unrealized losses on available-for-sale securities with an amortized cost of $100,075 and a fair value of $86,530 were temporarily impaired. This conclusion was based on the issuer’s continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. As of June 30, 2009, the Company did not intend to sell nor anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to above Notes 2, 4 and 10 of the interim consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

At June 30, 2009 the Bank’s investment in FHLB stock totaled $16,068, compared with $14,796 at December 31, 2008, representing an increase of $1,272, or 8.6%.

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

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB of Boston and its overall financial condition. No impairment losses have been recorded through June 30, 2009. The Bank will continue to monitor its investment in FHLB of Boston stock.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	June 30,	December 31,
	2009	2008

Commercial real estate mortgages	$246,918	$236,674
Commercial and industrial loans	79,895	65,717
Agricultural and other loans to farmers	21,857	19,390
Total commercial loans	348,670	321,781

Residential real estate mortgages	248,454	249,543
Consumer loans	4,752	4,773
Home equity loans	52,323	51,095
Total consumer loans	305,529	305,411

Tax exempt loans	10,251	5,358

Deferred origination costs, net	920	1,053
Total loans	665,370	633,603
Allowance for loan losses	(6,722)	(5,446)
Total loans net of allowance for loan losses	$658,648	$628,157

Total Loans: At June 30, 2009, total loans stood at $665,370, compared with $633,603 at December 31, 2008, representing an increase of $31,767, or 5.0%. Loan growth was led by commercial loans and tax- exempt loans to municipalities.

Commercial Loans: At June 30, 2009, total commercial loans amounted to $348,670, compared with $321,781 at December 31, 2008, representing an increase of $26,889, or 8.4%. At June 30, 2009, commercial loans represented 52.4% of the Bank’s total loan portfolio, compared with 50.8% at December 31, 2008.

Commercial loans represented 84.6% of total loan growth when comparing June 30, 2009 with December 31, 2008. All categories of commercial loans posted meaningful increases.

Commercial loan growth has been challenged by a weakening economy, declining loan demand, and unrelenting competition for quality loans. Bank management attributes the overall growth in commercial loans, in part, to an effective business banking team, sustained new business development efforts, focused incentive compensation plans, and a local economy that is faring better than the nation as a whole. Notwithstanding these considerations, Company management anticipates commercial loan origination activity will experience a moderate slowdown during the remainder of 2009 compared with prior periods.

Consumer Loans: At June 30, 2009, total consumer loans, which principally consisted of consumer real estate (residential mortgage) loans, amounted to $305,529, unchanged compared with December 31, 2008.

Residential mortgage loan origination activity increased significantly during the first half of 2009, principally reflecting the declines in residential mortgage loan interest rates and increased borrower refinancing activity. However, while the Bank originated and closed $44,999 in residential real estate loans during the first half of 2009, this amount was largely offset by cash flows (principal pay-downs and refinancings) from the existing residential real estate loan portfolio. Additionally, because of the interest rate risk considerations associated with low coupon mortgage loans, many of the low fixed rate residential mortgages originated in 2009 were sold in the secondary market with customer servicing retained and as a result were not reflected in outstanding loans at period end.

Tax Exempt Loans: At June 30, 2009, tax exempt loans, amounted to $10,251, compared with $5,358 at December 31, 2008, representing an increase of $4,893, or 91.3%.

Tax-exempt loans principally include loans to local government municipalities and, to a lesser extent, not-for-profit organizations. Government municipality loans typically have short maturities (e.g., tax anticipation notes). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins. The increase in tax exempt loans was largely attributed to a more aggressive pricing strategy by the Bank, as compared with prior periods.

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

As a result of management’s ongoing review of the loan portfolio, loans are placed on non-accrual status, either due to the delinquent status of principal and/or interest, or a judgment by management that, although payments of principal and or interest are current, such action is prudent because collection in full of all outstanding principal and interest is in doubt. Loans are generally placed on non-accrual status when principal and or interest is 90 days overdue, or sooner if judged appropriate by management. Consumer loans are generally charged-off when principal and/or interest payments are 120 days overdue, or sooner if judged appropriate by management.

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2008 and this continued to be the case during the six months ended June 30, 2009. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	June 30, 2009	December 31, 2008
Loans accounted for on a non-accrual basis:
Real Estate:
Construction and development	$ 24	$ 25
Residential mortgage	2,802	1,722
Commercial and industrial, and agricultural	3,027	2,138
Consumer	46	16
Total non-accrual loans	5,899	3,901
Accruing loans contractually past due 90 days or more	135	503
Total non-performing loans	$6,034	$4,404

Allowance for loan losses to non-performing loans	111%	124%
Non-performing loans to total loans	0.91%	0.70%
Allowance to total loans	1.01%	0.86%

The Bank’s non-performing loans ended the current quarter at relatively low levels and were well below the Bank’s peer group average. At June 30, 2009, total non-performing loans amounted to $6,034, compared with $4,404 at December 31, 2008, representing an increase of $1,630, or 37.0%. At June 30, 2009, non-performing loans amounted to 0.91% of total loans, compared with 0.70% at December 31, 2008, representing an increase of 21 basis points.

The Bank attributes the overall stability of the loan portfolio to mature credit administration processes and disciplined underwriting standards, aided by a local economy that is faring better than the country as a whole. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

While the level of non-performing loans ratios continued to reflect the overall favorable quality of the loan portfolio at June 30, 2009, Bank management is cognizant of the continued softening of the real estate market, rising unemployment rates and deteriorating economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including debt service levels, declining collateral values, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

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

At June 30, 2009 total OREO amounted to $605, compared with $83 at December 31, 2008. One commercial real estate mortgage loan property and one residential mortgage loan property comprised the June 30, 2009 balance of OREO.

Allowance for Loan Losses: At June 30, 2009, the allowance stood at $6,722, compared with $5,446 at December 31, 2008, representing an increase of $1,276, or 23.4%. At June 30, 2009, the allowance expressed as a percentage of total loans stood at 101 basis points, up from 86 basis points at December 31, 2008.

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

Specific allowances for impaired loans are determined in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors For Impairment of a Loan-Income Recognition and Disclosures." The amount of loans considered to be impaired totaled $3,027 as of June 30, 2009, compared with $2,138 as of December 31, 2008. The related allowance for loan losses on these impaired loans amounted to $248 as of June 30, 2009, compared with $176 as of December 31, 2008.

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

  The following table details changes in the allowance and summarizes loan loss experience by loan type for the six-month periods ended June 30, 2009 and 2008.

ALLOWANCE FOR LOAN LOSSES
SIX MONTHS ENDED
JUNE 30, 2009 AND 2008

	2009	2008

Balance at beginning of period	$ 5,446	$ 4,743
Charge-offs:
Commercial real estate mortgages	52	280
Commercial and industrial loans	160	3
Residential real estate mortgages	19	---
Consumer loans	34	43
Total charge-offs	265	326

Recoveries:
Commercial and industrial loans	13	---
Residential real estate mortgages	23	---
Consumer loans	5	8
Total recoveries	41	8

Net charge-offs	224	318
Provision charged to operations	1,500	809

Balance at end of period	$ 6,722	$ 5,234

Average loans outstanding during period	$649,013	$599,991

Annualized Net charge-offs to average loans outstanding	0.07%	0.11%

The Bank’s loan loss experience declined during six months ended June 30, 2009, with net loan charge-offs amounting to $224, or annualized net charge-offs to average loans outstanding of 0.07%, compared with $318, or annualized net charge-offs to average loans outstanding of 0.11%, during the first six months of 2008.

There were no material changes in loan concentrations during the six months ended June 30, 2009.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at June 30, 2009, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

Deposits

During the three months ended June 30, 2009, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At June 30, 2009, total deposits stood at $634,959, compared with $578,193 at December 31, 2008, representing an increase $56,766, or 9.8%. The growth in total deposits was largely attributed to brokered deposits obtained from the national market, which ended the quarter at $106,174, representing an increase of $17,668 or 20.0%, compared with December 31, 2008. The increase in brokered deposits was utilized to help fund earning asset growth during a period when seasonal deposits were on the decline.

At June 30, 2009, total retail deposits stood at $528,785, compared with $489,687 at December 31, 2008, representing an increase of $39,098, or 8.0%. Retail deposit growth was principally attributed to time deposits, with demand deposits, and savings and money market accounts posting a combined seasonal decline of $11,050, or 5.0%.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering retail time deposits, the Bank generally prices these deposits on a relationship basis. At June 30, 2009, the weighted average cost of retail time deposits was 2.26% compared with 3.21% at December 31, 2008. At June 30, 2009 the weighted average cost of brokered time deposits was 2.77%, compared with 3.55% at December 31, 2008. Given the current interest rate environment and continuing time deposit maturities, management anticipates that the weighted average cost of time deposits will continue to show moderate declines for the balance of 2009.

Borrowed Funds

Borrowed funds principally consist of advances from the FHLB of Boston and, to a lesser extent, borrowings from the Federal Reserve Bank of Boston and securities sold under agreements to repurchase. Advances from the FHLB of Boston are secured by stock in the FHLB of Boston, investment securities, and blanket liens on qualifying mortgage loans and home equity loans. Borrowings from the Federal Reserve Bank of Boston are principally secured by securities and liens on certain commercial loans.

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

At June 30, 2009, total borrowings amounted to $343,727, compared with $323,903 at December 31, 2008, representing an increase of $19,824, or 6.1%, compared with December 31, 2008. The increase in total borrowings was principally used to fund the growth of the Bank’s securities portfolio.

Consistent with the Bank’s asset and liability management strategy, the Bank has been adding long term borrowings to the balance sheet to protect net interest income in a rising rate environment. At June 30, 2009, short term borrowings with maturities of less than one year represented 37.1% of total borrowings, while long-term borrowings represented 62.9%.

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

At June 30, 2009, total borrowings expressed as a percent of total assets amounted to 32.1%, compared with 33.3% December 31, 2008.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the first six months of 2009 the Company maintained its strong capital position and continued to be a ""well-capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of June 30, 2009, the Company and the Bank were considered "well-capitalized" under the regulatory guidelines. Under the capital adequacy guidelines, a "well-capitalized" institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%.

The following tables set forth the Company's and the Bank’s regulatory capital at June 30, 2009 and December 31, 2008, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions

	Actual		Required		Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Capital
(To Risk-Weighted Assets)
Consolidated	$97,506	14.16%	$55,081	8.0%	N/A
Bank	$97,237	14.14%	$55,018	8.0%	$68,773	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$85,784	12.46%	$27,541	4.0%	N/A
Bank	$85,515	12.43%	$27,509	4.0%	$41,264	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$85,784	8.00%	$42,884	4.0%	N/A
Bank	$85,515	7.98%	$42,851	4.0%	$53,564	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions

	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2008
Total Capital
(To Risk-Weighted Assets)
Consolidated	$73,191	11.60%	$50,458	8.0%	N/A
Bank	$73,540	11.69%	$50,333	8.0%	$62,917	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$62,745	9.95%	$25,229	4.0%	N/A
Bank	$63,094	10.03%	$25,167	4.0%	$37,750	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$62,745	6.61%	$37,977	4.0%	N/A
Bank	$63,094	6.65%	$37,944	4.0%	$47,430	5.0%

Series A Fixed Rate Cumulative Perpetual Preferred Stock and Warrant: As previously reported, on January 16, 2009, as part of the Capital Purchase Program (the "CPP") established by the Treasury under the Emergency Economic Stabilization Act of 2008, the Company sold to Treasury (i) 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of one thousand dollars per share; and (ii) a ten-year warrant to purchase up to 104,910 shares of the Company’s common stock, par value two dollars per share at an initial exercise price of $26.81 per share, for an aggregate purchase price of $18,751 in cash. All of the proceeds from the sale are treated as Tier 1 capital for regulatory purposes. The investment in the Company by Treasury through the CPP increased the Company’s already strong Tier 1 Leverage, Tier 1 Risk-based and Total Risk-based capital ratios by approximately 200, 300, and 300 basis points, respectively.

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

The Company paid regular cash dividends of $0.26 per share of common stock in the second quarter of 2009, unchanged from the prior quarter but representing an increase of $0.01 per share, or 4.0%, compared with the dividend paid for the same quarter in 2008.

The Company’s Board of Directors recently declared a third quarter 2009 regular cash dividend of $0.26 per share of common stock, unchanged compared with the same quarter in 2008. The dividend will be paid September 15, 2009 to shareholders of record as of the close of business on August 18, 2009.

Prior to January 16, 2012, unless the Company has redeemed the CPP Shares or the Treasury has transferred the CPP Shares to a third party, the consent of Treasury will be required for the Company to increase its Common Stock dividend in excess of $0.26 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008.

Stock Repurchase Plan:

In August 2008, the Company’s Board of Directors approved a program to repurchase of up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and is authorized to continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of June 30, 2009, the Company had repurchased 66,782 shares of stock under this plan, at a total cost of $1,833 and an average price of $27.44 per share. The Company recorded the repurchased shares as treasury stock.

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

The Company is also obligated to make payments on operating leases for its branch office in Somesville, Maine and its office in Bangor, Maine.

The following table summarizes the Company’s contractual obligations at June 30, 2009. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$296,809	$ 85,575	$100,764	$79,470	$31,000
Borrowings from Federal Reserve Bank	$ 30,000	30,000	---	---	---
Securities sold under agreements to repurchase	11,918	11,918	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	143	73	70	---	---
Total	$343,870	$127,566	$100,834	$79,470	$36,000

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated in the above table at their contractual final maturity dates. At June 30, 2009, the Bank had $82,000 in callable advances, of which $51,000 are currently callable.

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

At June 30, 2009, commitments under existing standby letters of credit totaled $363, compared with $262 at December 31, 2008. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit as of the dates shown:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Commitments to originate loans	$ 30,226	$ 31,584
Unused lines of credit	69,715	70,610
Un-advanced portions of construction loans	4,238	4,284
Total	$104,179	$106,478

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

At June 30, 2009, the Bank had two outstanding derivative instruments. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of June 30, 2009 are summarized below. Also refer to Note 7 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 6/30/09	Fair Value 6/30/09	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$65	$474	$474
$10,000	11/01/10	6.50%	$ 69	$31	$348	$311

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 5.0% of total assets. At June 30, 2009, liquidity, as measured by the basic surplus/deficit model, was 9.8% over both the 30-day horizon and 90-day horizons.

At June 30, 2009, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $60 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower In Custody ("BIC") program at the Federal Reserve Bank of Boston. At June 30, 2009 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $112,637, or 10.5% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2009, over one and two-year horizons. In light of the Federal Funds rate of 0% - 0.25% and the two-year U.S. Treasury of 1.11% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would normally be the case.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
JUNE 30, 2009

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income change ($)	$ 17	($ 318)
Net interest income change (%)	0.05%	(0.92%)

Year 2
Net interest income change ($)	($626)	$1,357
Net interest income change (%)	(1.80%)	3.91%

As more fully discussed below, the June 30, 2009 interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the one-year horizon and will benefit from rising interest rates over the two year horizon.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will trend upward over the one-year horizons then remain essentially level over the two year horizon. The upward trend over the one year horizon principally results from funding costs continuing to roll over at rates lower than current portfolio levels while earning asset yields remain relatively stable.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will remain stable over the one year horizon as reductions to funding costs more offset declining asset yields. Over the two year horizon, the interest rate sensitivity simulation model suggests the net interest margin will be pressured by accelerated cash flows on earning assets and the re-pricing of the Bank’s earning asset base, resulting in a slow downward trend in net interest income. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points, and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will post a small decline over the twelve month horizon, then begin a strong and steady recovery over the two year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price more quickly than its earning asset portfolios, causing a small decline in net interest income. As funding costs begin to stabilize early in the second year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and improving levels of net interest income over the two year horizon and beyond. Management believes continued earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one year horizon should short-term and long-term interest rates rise in parallel. Over the two year horizon and beyond, management believes low to moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

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

Item 1A: Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

            (a)  None

            (b)  None

            (c)  None

Item 3: Defaults Upon Senior Securities	None

Item 4: Submission of Matters to a Vote of Security Holders

              a)  The Annual Meeting of the Company’s shareholders was held on May 19, 2009.

              b)   Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and
                   Exchange Act of 1934. There were no solicitations in opposition to the nominees for election to the Company’s Board of Directors as listed in the proxy statement.

The votes for Directors were as follows:
Nominee Elected as Director	For	Withheld
Thomas A. Colwell	2,193,241.48	67,263.03
Robert C. Carter	2,105,563.80	154,940.71
Jacquelyn S. Dearborn	2,105,745.14	154,759.37
Peter Dodge	2,202,242.48	58,262.03
Martha T. Dudman	2,096,211.80	164,292.71
Lauri E. Fernald	2,105,848.48	154,656.03
Gregg S. Hannah	2,097,678.72	162,825.79
Clyde H. Lewis	2,105,548.74	154,955.77
Joseph M. Murphy	2,198,647.31	61,857.20
Robert M. Phillips	2,107,368.48	153,136.03
Constance C. Shea	2,105,200.67	155,303.84
Kenneth E. Smith	2,109,195.11	151,309.40
Scott G. Toothaker	2,091,431.14	169,073.37
David B. Woodside	2,107,486.80	153,017.71

Continuing members of the Board of Directors were as follows:

Name	Position	Current Term Expires

Thomas A. Colwell	Director	2010
Robert C. Carter	Director	2010
Jacquelyn S. Dearborn	Director	2010
Peter Dodge	Director	2010
Martha T. Dudman	Director	2010
Lauri E. Fernald	Director	2010
Gregg S. Hannah	Director	2010
Clyde H. Lewis	Director	2010
Joseph M. Murphy	Director	2010
Robert M. Phillips	Director	2010
Constance C. Shea	Director	2010
Kenneth E. Smith	Director	2010
Scott G. Toothaker	Director	2010
David B. Woodside	Director	2010

The vote to set the number of Directors for the ensuing year at fourteen was as follows:

For	Against	Abstain	Un-voted

2,198,878.57	15,740.59	45,883.35	0

The vote to approve the Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2009 was as follows:

For	Against	Abstain	Un-voted

1,478,509.96	63,336.11	70,519.44	648,139

The vote to approve an advisory (non-binding) proposal on the Company’s executive compensation policies and procedures was as follows:

For	Against	Abstain	Un-voted

2,104,034.42	69,822.06	86,644.03	0

Item 5: Other Information

            (a)   None

                (b)   None

 Item 6: Exhibits

            (a)  Exhibits.

EXHIBIT NUMBER

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009.

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008.

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009.

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock	Incorporated herein by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009.

4.3	Letter Agreement with U. S. Treasury for purchase of Series A Preferred Stock	Incorporated herein by reference to Form 8-K, Exhibit 10.1, filed with the Commission on January 21, 2009.

4.4	Warrant to Purchase Shares of Company Common Stock issued to U. S. Treasury	Incorporated herein by reference to Form 8-K, Exhibit 4.2, filed with the Commission on January 21, 2009.

4.5	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the Commission on March 16, 2009.

4.6	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009.

10	Material Contracts

10.1	Bar Harbor Bankshares and subsidiaries Equity Incentive Plan of 2009	Incorporated herein by reference to Form 8-K, Item 9.01(d), Exhibit 99.1, filed with the Commission on May 26, 2009.

11.1	Statement re computation of per share earnings	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: August 10, 2009	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: August 10, 2009	Gerald Shencavitz
Executive Vice President, Chief Financial Officer & Principal Accounting Officer