Form 10-Q
period 2009-09-30
BAR HARBOR BANKSHARES
filed 2009-11-09
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ___  NO:   x

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 6, 2009
$2.00 Par Value	2,891,183

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at September 30, 2009, and December 31, 2008	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008	4

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2009 and 2008	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	6

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2009 and 2008	7

	Notes to Consolidated Interim Financial Statements	8-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-62

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62-65

Item 4.	Controls and Procedures	65

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	65

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Submission of Matters to a Vote of Security Holders	66

Item 5.	Other Information	66

Item 6.	Exhibits	66-67

Signatures		67

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Dollars in thousands, except per share data)
(unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$ 9,444	$ 9,041
Overnight interest bearing money market funds	---	1
Total cash and cash equivalents	9,444	9,042
Securities available for sale, at fair value	356,977	290,502
Federal Home Loan Bank stock	16,068	14,796
Loans	654,604	633,603
Allowance for loan losses	(7,304)	(5,446)
Loans, net of allowance for loan losses	647,300	628,157
Premises and equipment, net	11,518	10,854
Goodwill	3,158	3,158
Bank owned life insurance	6,774	6,573
Other assets	9,468	9,206
TOTAL ASSETS	$1,060,707	$ 972,288

Liabilities
Deposits
Demand and other non-interest bearing deposits	$ 60,611	$ 57,954
NOW accounts	75,456	67,747
Savings and money market deposits	162,788	163,780
Time deposits	230,237	200,206
Brokered time deposits	90,005	88,506
Total deposits	619,097	578,193
Short-term borrowings	114,905	121,672
Long-term advances from Federal Home Loan Bank	221,486	197,231
Junior subordinated debentures	5,000	5,000
Other liabilities	5,814	4,747
TOTAL LIABILITIES	966,302	906,843

Shareholders' equity
Common stock, par value $2.00; authorized 10,000,000 shares; issued 3,643,614 shares at September 30, 2009 and December 31, 2008	7,287	7,287
Preferred stock, par value $0; authorized 1,000,000; issued 18,751 shares at September 30, 2009	18,326	---
Surplus	5,463	4,903
Retained earnings	74,164	67,908
Accumulated other comprehensive income (loss):
Unamortized net actuarial losses on employee benefit plans, net of tax of $57 and $59,at September 30, 2009 and December 31, 2008, respectively	(110)	(115)
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of tax of $2,260 and ($573), at September 30, 2009 and December 31, 2008, respectively	4,386	(1,149)
Portion of OTTI attributable to non-credit losses, net of tax of $951 and $0 at September 30, 2009 and December 31, 2008, respectively	(1,846)	---
Net unrealized appreciation on derivative instruments, net of tax of $235 and $381,at September 30, 2009 and December 31, 2008, respectively	456	740
Total accumulated other comprehensive income (loss)	2,886	(524)
Less: cost of 753,437 and 769,635 shares of treasury stock at September 30, 2009 and December 31, 2008, respectively	(13,721)	(14,129)

TOTAL SHAREHOLDERS' EQUITY	94,405	65,445

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,060,707	$ 972,288

                                                            The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income:
Interest and fees on loans	$ 8,764	$ 9,412	$ 26,263	$28,310
Interest on securities	4,941	3,998	14,871	11,362
Dividends on FHLB stock	---	105	---	438
Total interest and dividend income	13,705	13,515	41,134	40,110

Interest expense:
Deposits	2,664	3,551	8,100	11,465
Short-term borrowings	98	358	513	1,155
Long-term debt	2,511	2,478	7,306	7,538
Total interest expense	5,273	6,387	15,919	20,158

Net interest income	8,432	7,128	25,215	19,952
Provision for loan losses	1,057	860	2,557	1,669
Net interest income after provision for loan losses	7,375	6,268	22,658	18,283

Non-interest income:
Trust and other financial services	645	639	1,805	1,917
Service charges on deposit accounts	396	459	1,065	1,226
Credit and debit card service charges and fees	286	876	714	1,716
Net securities gains	695	89	1,521	604
Total other-than-temporary impairment ("OTTI") losses	(511)	---	(2,072)	---
Non-credit portion of OTTI losses (before taxes) (1)	---	---	1,107	---
Net OTTI losses recognized in earnings	(511)	---	(965)	---
Other operating income	405	161	749	742
Total non-interest income	1,916	2,224	4,889	6,205

Non-interest expense:
Salaries and employee benefits	2,895	2,592	8,332	7,933
Occupancy expense	299	312	1,027	1,049
Furniture and equipment expense	353	357	1,043	1,220
Credit and debit card expenses	96	619	270	1,200
FDIC insurance assessments	213	18	894	53
Other operating expense	1,111	1,214	4,117	3,879
Total non-interest expense	4,967	5,112	15,683	15,334

Income before income taxes	4,324	3,380	11,864	9,154
Income taxes	1,219	1,047	3,378	2,840

Net income	3,105	2,333	8,486	6,314

Preferred stock dividends and accretion of discount	272	---	762	---
Net income available to common shareholders	$ 2,833	$ 2,333	$ 7,724	$ 6,314

Per Common Share Data:
Basic earnings per share	$ 0.98	$ 0.80	$ 2.69	$ 2.13
Diluted earnings per share	$ 0.95	$ 0.78	$ 2.63	$ 2.09

(1) Included in other comprehensive loss, net of tax.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands, except per share data)
(unaudited)

	Common Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2007	$ 7,287	$ ---	$ 4,668	$ 63,292	$ 1,118	$(10,391)	$65,974
Net income	---	---	---	6,314	---	---	6,314
Total other comprehensive loss	---	---	---	---	(4,833)	---	(4,833)
Cash dividends declared ($0.760 per share)	---	---	---	(2,250)	---	---	(2,250)
Purchase of treasury stock (95,943 shares)	---	---	---	---	---	(2,888)	(2,888)
Stock options exercised (8,521 shares), including related tax effects	---	---	27	(98)	---	257	186
Recognition of stock option expense	---	---	168	---	---	---	168
Balance September 30, 2008	$ 7,287	$ ---	$ 4,863	$ 67,258	$(3,715)	$(13,022)	$62,671

Balance December 31, 2008	$ 7,287	$ ---	$ 4,903	$ 67,908	$ (524)	$(14,129)	$65,445
Net income	---	---	---	8,486	---	---	8,486
Cumulative effect adjustment for the adoption of FSP FAS 115-2	---	---	---	937	(937)	---	---
Total other comprehensive income	---	---	---	---	4,347	---	4,347
Dividend declared:						---
Common stock ($0.780 per share)	---	---	---	(2,243)	---	---	(2,243)
Preferred stock	---	---	---	(550)	---	---	(550)
Issuance of preferred stock (18,751 shares)	---	18,114	(232)	---	---	---	17,882
Issuance of stock warrants	---	---	638	---	---	---	638
Purchase of treasury stock (5,571 shares)	---	---	---	---	---	(144)	(144)
Stock options exercised (21,769 shares), including related tax effects	---	---	58	(162)	---	552	448
Recognition of stock option expense	---	---	96	---	---	---	96
Cumulative dividends on preferred stock	---	122	---	(122)	---	---	---
Accretion of discount	---	90	---	(90)	---	---	---
Balance September 30, 2009	$ 7,287	$18,326	$ 5,463	$ 74,164	$ 2,886	$(13,721)	$94,405

                                                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)
(unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$ 8,486	$ 6,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	680	750
Amortization of core deposit intangible	50	50
Provision for loan losses	2,557	1,669
Net securities gains	(1,521)	(604)
Other-than-temporary impairment	965	---
Net accretion of bond discounts and premiums	(909)	(508)
Recognition of stock option expense	96	168
Net change in other assets	(2,109)	1,198
Net change in other liabilities	1,074	69
Net cash provided by operating activities	9,369	9,106

Cash flows from investing activities:
Purchases of securities available for sale	(172,393)	(72,264)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	51,534	39,518
Proceeds from sales of securities available for sale	62,357	21,065
Net increase in Federal Home Loan Bank stock	(1,272)	(875)
Net loans made to customers	(22,272)	(45,769)
Proceeds from sales of other real estate owned	---	340
Capital expenditures	(1,344)	(376)
Net cash used in investing activities	(83,390)	(58,361)

Cash flows from financing activities:
Net increase in deposits	40,904	39,047
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	136	(3,705)
Proceeds from Federal Reserve borrowings	25,000	---
Proceeds from Federal Home Loan Bank advances	42,990	91,980
Repayments of Federal Home Loan Bank advances	(50,638)	(76,556)
Net proceeds from issuance of preferred stock and stock warrants	18,520	---
Purchases of treasury stock	(144)	(2,888)
Proceeds from issuance of junior subordinated debentures	---	5,000
Proceeds from stock option exercises, including excess tax benefits	442	186
Payments of dividends	(2,787)	(2,250)
Net cash provided by financing activities	74,423	50,814

Net increase in cash and cash equivalents	402	1,559
Cash and cash equivalents at beginning of period	9,042	7,731
Cash and cash equivalents at end of period	$ 9,444	$ 9,290

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 15,831	$ 20,151
Income taxes	4,028	1,555

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 489	$ 83

                                                    The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,
	2009	2008

Net income	$ 3,105	$ 2,333
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $2,491 and ($1,085), respectively	4,835	(2,106)
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $236 and $30, respectively	(459)	(59)
Add other-than-temporary adjustment, net of tax of $174	337	---
Add non-credit portion of other-than-temporary losses, net of tax of $467	907	---
Net unrealized (depreciation) appreciation and other amounts for interest rate derivatives, net of tax of ($12) and $81, respectively	(23)	159
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $1, respectively	2	2
Total other comprehensive income (loss)	5,599	(2,004)
Total comprehensive income	$ 8,704	$ 329

	Nine Months Ended September 30,
	2009	2008

Net income	$ 8,486	$ 6,314
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $3,022 and ($2,447), respectively	5,902	(4,750)
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $517 and $205, respectively	(1,004)	(399)
Add other-than-temporary adjustment, net of tax of $328	637	---
Less non-credit portion of other-than-temporary losses, net of tax of $468	(909)	---
Net unrealized (depreciation) appreciation for interest rate derivatives, net of tax of ($146) and $159, respectively	(284)	309
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $2 and $4, respectively	5	7
Total other comprehensive income (loss)	4,347	(4,833)
Total comprehensive income	$12,833	$ 1,481

                                                            The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and nine months ended September 30, 2009, is not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any other interim periods.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairments on securities, income tax estimates, and the valuation of intangible assets.

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

For impaired available-for-sale debt securities that management intends to sell, or where management believes it is more-likely-than-not that the Company will be required to sell, and does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale, an other-than-temporary impairment charge is recognized in earnings equal to the difference between fair value and cost or amortized cost basis of the security. The fair value of the other-than-temporarily impaired security becomes its new cost basis.

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

Securities that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the cause of the impairment; (b) the financial condition, credit rating and future prospects of the issuer; (c) whether the debtor is current on contractually obligated interest and principal payments; (d) the volatility of the securities’ fair value; (e) performance indicators of the underlying assets in the security including default rates, delinquency rates, percentage of nonperforming assets, loan to collateral value ratios, third party guarantees, current levels of subordination, vintage, and geographic concentration and; (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of the receipt of all principal and interest due.

For securitized financial assets with contractual cash flows, such as private label mortgage-backed securities, the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with the current economic recession, similar to those the Company believes market participants would use. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate to the extent that the Company does not expect to receive the entire amount of future contractual principal and interest, an other-than-temporary impairment charge is recognized in earnings representing the estimated credit loss if management does not intend to sell the security and believes it is more-likely-than-not the Company will not be required to sell the security prior to recovery of cost or amortized cost. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of September 30, 2009 and December 31, 2008, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

Goodwill and Identifiable Intangible Assets: In connection with acquisitions, the Company generally records as assets on its consolidated financial statements both goodwill and identifiable intangible assets, such as core deposit intangibles.

The Company evaluates whether the carrying value of its goodwill has become impaired, in which case the value is reduced through a charge to its earnings. Goodwill is evaluated for impairment at least annually, or upon certain triggering events as defined by the Financial Accounting Standards Board ("FASB") accounting standard related to goodwill and other intangible assets, using certain fair value techniques. Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to the reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$ 3,105	$ 2,333	$ 8,486	$ 6,314

Preferred stock dividends and accretion of discount	272	---	762	---
Net income available to common shareholders	$ 2,833	$ 2,333	$ 7,724	$ 6,314

Computation of Earnings Per Share:
Weighted average common shares outstanding
Basic	2,883,580	2,922,067	2,875,406	2,959,120
Effect of dilutive employee stock options	74,971	59,933	57,006	66,406
Effect of dilutive warrants	19,452	---	8,606	---
Diluted	2,978,003	2,982,000	2,941,018	3,025,526

Per Common Share Data:
Basic	$ 0.98	$ 0.80	$ 2.69	$ 2.13
Diluted	$ 0.95	$ 0.78	$ 2.63	$ 2.09

Anti-dilutive options excluded from earnings per share calculation	46,518	153,067	141,885	131,071

 Note 4: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of September 30, 2009 and December 31, 2008:

	September 30, 2009
Available for Sale:	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government-sponsored enterprises	$ 4,245	$ 36	$ 69	$ 4,212
Mortgage-backed securities:
U.S. Government-sponsored enterprises	225,658	7,506	430	232,734
U.S. Government agencies	25,339	788	40	26,087
Private label*	34,317	12	6,583	27,746
Obligations of states and political subdivisions thereof	63,569	4,109	1,480	66,198
Total	$353,128	$12,451	$8,602	$356,977

*includes the cumulative write-down of securities considered to be other-than-temporarily impaired at September 30, 2009, with impairment write-downs totaling $1,986; all related to private label mortgage-backed securities.

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

Securities’ Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of September 30, 2009. Actual maturities may differ from the final maturities depicted below because borrowers or issuers may have the right to prepay or call obligations with or without prepayment or call penalties. Mortgage-backed securities are allocated among the maturity groupings based on their final maturity dates.

	September 30, 2009
Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due after one year through five years	$ 1,869	$ 1,917
Due after five years through ten years	16,752	16,846
Due after ten years	334,507	338,214
Total	$353,128	$356,977

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. Effective April 1, 2009, the Company adopted a new accounting standard issued by the FASB which amended the other-than-temporary impairment guidance included in GAAP for debt securities by requiring a write-down in certain circumstances when fair value is below amortized cost.

In accordance with the new accounting standard, during the quarter ended September 30, 2009 the Company recognized total OTTI losses of $511 in the statement of income (before taxes) related to seven, available-for sale, private label residential mortgage-backed securities where the Company had previously determined that these securities were other-than-temporarily impaired. In all cases the OTTI losses represented management’s best estimate of additional credit losses inherent in these seven securities. The $511 in additional estimated credit losses, net of taxes, were previously recorded in unrealized gains or losses on securities available-for-sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

Subsequent to the April 1, 2009 adoption of the new accounting standard, the Company recorded total OTTI losses amounting to $2,072, of which $511 were recorded in the third quarter and $1,561 in the second quarter. These OTTI losses were related to eight, available-for-for sale, 1-4 family non-agency mortgage backed securities. Of the $2,072 total OTTI losses, $965 represented estimated credit losses on the collateral underlying the securities, while $1,107 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $965 in estimated credit losses were recorded in earnings (before taxes), with the $1,107 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income or loss, net of taxes.

The $965 in OTTI losses recognized in earnings represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of loans underlying each security. In estimating those cash flows the Company considered loan level credit characteristics, current delinquency and nonperforming loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent prepayment rates and future prepayment rate assumptions, and other estimates of future collateral performance.

Prior to the adoption of the new accounting standard, in the first quarter of 2009 the Company recorded other-than-temporary impairment losses of $1,007 related to five available-for-sale, 1-4 family non-agency mortgage-backed securities because the Company could no longer conclude that it was probable that it would recover all of the principal and interest on these securities. This charge represented the total amount of unrealized losses on these securities at March 31, 2009 and was recorded within net securities gains in the Company’s consolidated statement of income.

Despite some rising levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company expects that as of September 30, 2009 it will recover the amortized cost basis of its private label mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in the remainder of 2009 and later years that could impact the Company’s current best estimates. Management has modeled cash flows from privately issued mortgage-backed securities under various scenarios and has concluded that even if home price depreciation and current delinquency trends persist for an extended period of time, the Company’s principal losses, if any, on its privately issued mortgage-backed securities would be substantially less than their current fair valuation losses.

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

The following table displays the beginning balance of OTTI related to credit losses on debt securities held by the Company at the beginning of the current reporting period for which the other than credit related portion of the OTTI was included in accumulated other comprehensive income (net of tax), as well as changes in credit losses recognized in pre-tax earnings for the quarter ended September 30, 2009.

Estimated credit losses as of June 30, 2009	$1,475
Additions for credit losses for securities in which OTTI
has been previously recognized	511
Estimated credit losses as of September 30, 2009	$1,986

As of September 30, 2009, the total OTTI losses included in accumulated other comprehensive income amounted to $1,846, net of tax, compared with none at December 31, 2008. These OTTI losses related to eleven private label mortgage-backed securities, with a total unamortized cost of $7,540 at September 30, 2009.

As of September 30, 2009, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at September 30, 2009. As of that date, the Company did not intend to sell nor anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2009. All securities referenced are debt securities. At September 30, 2009, and December 31, 2008, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Obligations of U.S. Government-sponsored enterprises	$ 976	1	$ 69	$ ---	---	$ ---	$ 976	1	$ 69
Mortgage-backed securities:
U.S. Government-sponsored enterprises	11,504	7	429	21	1	1	11,525	8	430
U.S. Government agencies	3,590	10	31	377	9	9	3,967	19	40
Private label	4,905	14	2,502	19,814	55	4,081	24,719	69	6,583
Obligations of states and political subdivisions thereof	461	1	8	12,428	50	1,472	12,889	51	1,480
Total	$21,436	33	$3,039	$32,640	115	$5,563	$54,076	148	$8,602

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Debt obligations of U.S. Government-sponsored enterprises: As of September 30, 2009, the total unrealized losses on these securities amounted to $69, compared with none at December 31, 2008. All of these securities were credit rated "AAA" by the major credit rating agencies. Management’s analysis indicated that these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Company management believes that the unrealized losses at September 30, 2009 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

  Mortgage-backed securities issued by U.S. Government agencies: As of September 30, 2009, the total unrealized losses on these securities amounted to $40, compared with $26 at December 31, 2008. All of these securities were credit rated "AAA" by the major credit rating agencies. Management’s analysis indicates that these securities bear no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at September 30, 2009 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

  Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of September 30, 2009, the total unrealized losses on these securities amounted to $430, compared with $10 at December 31, 2008. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that that the unrealized losses at September 30, 2009 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

  Private label mortgage-backed securities: As of September 30, 2009, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $6,583, compared with $4,193 at December 31 2008. The Company attributes the unrealized losses at September 30, 2009 to the current illiquid market for non-agency mortgage-backed securities, a seriously declining housing market, risk related market pricing discounts for non-agency mortgage-backed securities and the historical disruption and de-leveraging in the financial markets in general. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows on these securities, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

  Obligations of states of the U.S. and political subdivisions thereof: As of September 30, 2009, the total unrealized losses on the Bank’s municipal securities amounted to $1,480, compared with $3,667 at December 31, 2008. The Bank’s municipal securities are supported by the general taxing authority of the municipality and in the cases of school districts, are supported by state aid. At September 30, 2009 all municipal bond issuers were current on contractually obligated interest and principal payments. The Company attributes the unrealized losses at September 30, 2009 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, driven in part by current market concerns about the prolonged deep recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, The Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2009.

At September 30, 2009, the Company had no intent to sell nor anticipated that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three and nine months ended September 30, 2009 and 2008.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net

Three months ended September 30:
2009	$14,575	$ 695	$ ---	$ 511	$184
2008	$ 5,397	$ 89	$ ---	$ ---	$ 89

Nine months ended September 30:
2009	$62,357	$2,528	$ ---	$1,972	$556
2008	$21,065	$ 604	$ ---	$ ---	$604

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

The following table summarizes the net periodic benefit costs for the three and nine months ended September 30, 2009 and 2008:

	Supplemental Executive Retirement Plans

	2009	2008

Three Months Ended September 30,
Service cost	$ 53	$ 47
Interest cost	45	39
Amortization of actuarial loss	3	4
Net periodic benefit cost	$101	$ 90

Nine Months Ended September 30,
Service cost	$164	$152
Interest cost	134	124
Amortization of actuarial loss	7	11
Net periodic benefit cost	$305	$287

The Company is expected to recognize $401 of expense for the foregoing plans for the year ended December 31, 2009. The Company is expected to contribute $222 to the foregoing plans in 2009. As of September 30, 2009, the Company had contributed $170.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Commitments to originate loans	$48,953	$31,584
Unused lines of credit	$74,748	$70,610
Un-advanced portions of construction loans	$10,096	$ 4,284
Standby letters of credit	$ 372	$ 262

As of September 30, 2009 and December 31, 2008, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

At September 30, 2009, the Bank had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The details are summarized as follows:

Interest Rate Floor Agreements

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 9/30/09	Fair Value 9/30/09	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$51	$448	$613
$10,000	11/01/10	6.50%	$ 69	$26	$320	$394

During 2005, interest rate floor agreements were purchased to limit the Bank’s exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate falls below the floors of 6.00% and 6.50%, thus effectively ensuring interest income on the pools of prime-based loans at minimum rates of 6.00% and 6.50% for the duration of the agreements. The interest rate floor agreements were designated as cash flow hedges in accordance with the FASB’s accounting standard related to accounting for derivative instruments and hedging activities.

For the three and nine months ended September 30, 2009, total cash flows received from counterparties amounted to $222 and $656, compared with $90 and $189 for the same periods in 2008, respectively. The cash flows received from counterparties were recorded in interest income.

At September 30, 2009, the total fair value of the interest rate floor agreements was $768 compared with $1,229 at December 31, 2008. The fair values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income.

The premiums paid on the interest rate floor agreements are being recognized as reductions of interest income over the duration of the agreements using the floorlet method. During the three and nine months ended September 30, 2009, $19 and $53 of the premium was recognized as a reduction of interest income. At September 30, 2009, the remaining unamortized premiums, totaled $77, compared with $130 at December 31, 2008. During the next twelve months, $73 of the premiums will be recognized as reductions of interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

A summary of the hedging related balances follows:

	September 30, 2009		December 31, 2008
	Gross	Net of Tax	Gross	Net of Tax
Unrealized gain on interest rate floors	$768	$507	$1,229	$811
Unrealized gain (loss) on interest rate swaps	---	---	23	16
Unamortized premium on interest rate floors	(77)	(51)	(130)	(87)
Total	$691	$456	$1,122	$740

Note 8: Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of an accounting standard related to fair value measurements for financial assets and financial liabilities. This accounting standard defined fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded the required disclosures about fair value measurements.

The FASB defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

The FASB’s fair value measurement standard requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the FASB established a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets (Level 1 measurements) for identical assets or liabilities and the lowest priority to unobservable inputs (Level 3 measurements). The fair value hierarchy is as follows:

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

The FASB’s fair value accounting standard indicates that the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 4,212	$ ---	$ 4,212
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$ ---	$232,734	$ ---	$232,734
U.S. Government agencies	$ ---	$ 26,087	$ ---	$ 26,087
Private label	$ ---	$ 27,746	$ ---	$ 27,746
Obligations of states and political subdivisions thereof	$ ---	$ 66,198	$ ---	$ 66,198
Derivative assets	$ ---	$ 768	$ ---	$ 768

The FASB’s fair value accounting standard also requires disclosure of assets and liabilities measured and recorded at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 9/30/09	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 9/30/09
Collateral dependent impaired loans	$2,027	$ ---	$ ---	$2,027	$1,526

Specific allowances for impaired loans are determined in accordance with the FASB’s accounting standards related to the accounting by creditors for impairment of a loan, and loan income recognition and disclosures. The Company had collateral dependent impaired loans with a carrying value of approximately $2.0 million which had specific reserves included in the allowance of $501 thousand at September 30, 2009.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at September 30, 2009 and December 31, 2008 follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 9,444	$ 9,444	$ 9,042	$ 9,042
Loans, net	$647,300	$649,465	$628,157	$629,587
Interest receivable	$ 4,595	$ 4,595	$ 3,999	$ 3,999

Financial liabilities:
Deposits (with no stated maturity)	$298,855	$298,855	$289,481	$289,481
Time deposits	$320,242	$324,797	$288,712	$293,741
Securities sold under repurchase agreements	$ 21,505	$ 21,501	$ 21,369	$ 21,369
Borrowings from the FHLB and junior subordinated debentures	$319,886	$329,309	$302,534	$313,575
Interest payable	$ 1,168	$ 1,168	$ 1,351	$ 1,351

Note 10: Recently Adopted Accounting Standards

The Company recently adopted the following accounting standards:

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC")

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the "SEC") and its staff.   All guidance contained in the Codification carries an equal level of authority.   The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics.   The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009.  The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, "Generally Accepted Accounting Principles," had no impact on the Company’s consolidated financial condition or results of operations.

Fair Value Measurements

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008.   This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On January 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities.  The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s non-financial assets and non-financial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  The adoption of this accounting standard related to fair value measurements for the Company’s non-financial assets and non-financial liabilities did not have a material impact on the Company’s consolidated financial condition or results of operations.  This accounting standard was subsequently codified into ASC Topic 820, "Fair Value Measurements and Disclosures."

In April 2009, the FASB issued an accounting standard which provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly.  In such instances, the accounting standard provides that management may determine that further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with GAAP.  The Company adopted this accounting standard in the second quarter of 2009.  The provisions in this accounting standard were applied prospectively and did not result in significant changes to the Company’s valuation techniques.  Furthermore, the adoption of this accounting standard, which was subsequently codified into ASC Topic 820, "Fair Value Measurements and Disclosures," did not have a material impact on the Company’s consolidated balance sheet or results of operations.

In April 2009, the FASB issued an accounting standard related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended June 30, 2009.  As this accounting standard amended only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption had no impact on the Company’s financial condition or results of operations.  See Note 9 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 825, "Financial Instruments."

  Derivative Financial Instruments

  In March 2008, the FASB issued an accounting standard related to disclosure requirements for derivative financial instruments and hedging activities.   Expanded qualitative disclosures required under this accounting standard included:   (1) how and why an entity uses derivative financial instruments; (2) how derivative financial instruments and related hedged items are accounted for under GAAP; and (3) how derivative financial instruments and related hedged items affect an entity’s financial position, financial results of operations, and cash flows.   This accounting standard also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit risk related features in derivative agreements.  The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended March 31, 2009.   As this accounting standard amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s consolidated financial condition or results of operations.  See Note 7 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 815, "Derivatives and Hedging."

Other-Than-Temporary-Impairments for Debt Securities

In April 2009, the FASB issued an accounting standard which amended other-than-temporary impairment ("OTTI") guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security.  If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value.  If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.  This accounting standard did not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities.  This accounting standard also extended disclosure requirements related to debt and equity securities to interim reporting periods.

This accounting standard was effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. When adopting this accounting standard, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovery of its amortized cost. The Company adopted this accounting standard as of April 1, 2009 and recognized the effect of applying it as a change in accounting principle. The Company recognized a $937 cumulative effect of initially applying this standard as an adjustment to retained earnings as of April 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. See Note 2 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 320, "Investments — Debt and Equity Securities."

Subsequent Events

In May 2009, the FASB issued an accounting standard related to subsequent events. Subsequent events are defined by this standard as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued are not recognized in the financial statements. This standard requires disclosure of the date through which subsequent events have been evaluated, as well as non-recognized subsequent events of such a nature that they must be disclosed to keep the financial statements from being misleading. This standard was effective for interim or annual periods ending after June 15, 2009 and should be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In connection with the September 30, 2009 quarterly report on Form 10-Q, Company management evaluated subsequent events through November 9, 2009, and determined that there were no non-recognized subsequent events through that date.

Note 11: Recent Accounting Developments

The following information addresses new or proposed accounting standards that could have an impact on the Company’s financial condition or results of operations.

Determining the Primary Beneficiary of a Variable Interest Entity

In June 2009, the FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE") for consolidation purposes.   The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This accounting standard is effective for the Company on January 1, 2010.  The adoption of this accounting standard is not expected to impact the Company’s consolidated results of operation of financial condition.

 Accounting for Transfers of Financial Assets:

In June 2009, the FASB issued an accounting standard which amended current GAAP related to the transfers of financial assets. This standard eliminates the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The recognition and measurement provisions of this standard should be applied to transfers that occur on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities will be evaluated for consolidation on and after the effective date in accordance with applicable consolidation guidance. The adoption of this standard is not expected to have an impact on the Company’s consolidated results of operation of financial condition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, and financial condition at September 30, 2009, and December 31, 2008, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in third quarter 2009 and 2008 interest income was $833 and $486, respectively, of tax-exempt interest income from certain investment securities and loans. For the nine months ended September 30, 2009 and 2008, the amount of tax-exempt income included in interest income was $2,294 and $1,473, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $391 and $221 in the third quarter of 2009 and 2008, respectively, and $1,080 and $662 for the nine months ended September 30, 2009 and 2008, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

(x)

Changes in general, national, international, regional or local economic conditions and credit markets which are less favorable than those anticipated by Company management that could impact the Company's securities portfolio, quality of credits, or the overall demand for the Company's products or services; and

(xi)	The Company’s success in managing the risks involved in all of the foregoing matters.

You should carefully review all of these factors as well as the risk factors set forth in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There may be other risk factors that could cause differences from those anticipated by management.

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

Securities that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the cause of the impairment; (b) the financial condition, credit rating and future prospects of the issuer; (c) whether the debtor is current on contractually obligated interest and principal payments; (d) the volatility of the securities fair value; (e) performance indicators of the underlying assets in the security including default rates, delinquency rates, percentage of nonperforming assets, loan to collateral value ratios, third party guarantees, current levels of subordination, vintage, and geographic concentration and; (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of the receipt of all principal and interest due. The Company also considers whether it intends to sell the security, or whether it believes it is more-likely-than-not that the Company will be required to sell the security, prior to recovery of cost or amortized cost.

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

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2009 and December 31, 2008, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

EXECUTIVE OVERVIEW

Summary Results of Operations

The Company reported consolidated net income of $3,105 for the quarter ended September 30, 2009, compared with $2,333 in the third quarter of 2008, representing an increase of $772, or 33.1%. Net income available to common shareholders amounted to $2,833, compared with $2,333 for the quarter ended September 30, 2008, representing an increase of $500, or 21.4%. The Company’s diluted earnings per share, after preferred stock dividends and accretion of preferred stock discount, amounted to $0.95 for the third quarter of 2009, compared with $0.78 for the third quarter of 2008, representing an increase of $0.17, or 21.8%.

The Company’s annualized return on average shareholders’ equity ("ROE") amounted to 14.02% in the third quarter of 2009, compared with 14.46% for the third quarter of 2008. The annualized return on average assets ("ROA") amounted to 1.16%, compared with 0.99% for the third quarter of 2008.

For the nine months ended September 30, 2009, the Company’s net income amounted to $8,486, compared with $6,314 for the same period in 2008, representing an increase of $2,172, or 34.4%. Net income available to common shareholders amounted to $7,724, compared with $6,314 for the nine months ended September 30, 2008, representing an increase of $1,410, or 22.3%. Diluted earnings per share, after preferred stock dividends and accretion of preferred stock discount, amounted to $2.63 for the nine months ended September 30, 2009, compared with $2.09 for the same period in 2008, representing an increase of $0.54, or 25.8%.

For the nine months ended September 30, 2009, the Company’s ROE amounted to 13.16%, compared with 12.78% for the same period in 2008.

  Net Interest Income: For the three months ended September 30, 2009, net interest income on a tax-equivalent basis amounted to $8,823, representing an increase of $1,474, or 20.1%, compared with the third quarter of 2008. The increase in third quarter 2009 net interest income compared with the same quarter in 2008 was principally attributed to an improved net interest margin, combined with average earning asset growth of 14.1%. For the three months ended September 30, 2009, the tax-equivalent net interest margin amounted to 3.38%, representing an improvement of 16 basis points compared with the third quarter of 2008.

For the nine months ended September 30, 2009, net interest income on a tax-equivalent basis amounted to $26,295, representing an increase of $5,681, or 27.6%, compared with the same period in 2008. Declines in short-term interest rates have favorably impacted the Bank’s net interest margin, as the weighted average cost of interest bearing liabilities have declined faster and to a greater degree than the decline in earning asset yields. For the nine months ended September 30, 2009, the tax-equivalent net interest margin amounted to 3.45%, representing an improvement of 34 basis points compared with the same period in 2008.

  Non-interest Income: For the three months ended September 30, 2009, total non-interest income amounted to $1,916, representing a decline of $308 or 13.8%, compared with the third quarter of 2008. The decline in non-interest income was principally attributed to a $590 decline in credit and debit card service charges and fees reflecting the previously reported sale of the Bank’s merchant processing and Visa credit card portfolios in the fourth quarter of 2008. This decline was offset by a comparable decline in debit and credit card expenses, which are included in non-interest expense in the Company’s consolidated statements of income. The decline in credit and debit card fees was largely offset by a $244 or 151.6% increase in other operating income, which was principally attributed to an increase in income from mortgage banking activities. Total securities gains amounted to $695 for the quarter, largely offset by other-than-temporary impairment losses of $511.

For the nine months ended September 30, 2009, total non-interest income amounted to $4,889, representing a decline of $1,316 or 21.2% compared with the same period in 2008. The decline in non-interest income was attributed to a variety of factors, including a $1,002 or 58.4% decline in credit and debit card service charges and fees. The decline in non-interest income was also attributed to a non-recurring $313 gain recorded in 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering. Service charges on deposit accounts declined $161 or 13.1% compared with the first nine months of 2008, principally attributed to declines in deposit account overdraft activity. Trust and financial services fees declined $112 or 5.8%, principally reflecting declining market values of assets under management.

For the nine months ended September 30, 2009 total securities gains, net of other-than-temporary impairment losses, amounted to $556, compared with $604 for the same period in 2008, representing a decline of $48, or 7.9%. The $556 in net securities gains were comprised of realized gains on the sale of securities amounting to $2,528, largely offset by other-than-temporary impairment losses of $1,972 on certain available-for-sale, 1-4 family, non-agency mortgage backed securities.

  Non-interest Expense: For the three months ended September 30, 2009, total non-interest expense amounted to $4,967, representing a decline of $145, or 2.8%, compared with the third quarter of 2008. The decline in non-interest expense was largely attributed to a $523 or 84.5% decline in credit and debit card expenses, reflecting the previously reported sale of the Bank’s merchant processing and Visa credit card portfolios in the fourth quarter of 2008. FDIC deposit insurance assessments amounted to $213 for the quarter, representing an increase of $195 compared with the third quarter of 2008.

For the nine months ended September 30, 2009, total non-interest expense amounted to $15,683, representing an increase of $349, or 2.3%, compared with the same period in 2008. The increase in non-interest expense was principally attributed to an $841 increase in FDIC insurance assessments, including an emergency special FDIC assessment recorded in the second quarter of 2009 amounting to $495. The special assessment was levied on all FDIC insured financial institutions. Deposit insurance premiums for all FDIC insured banks have increased as a result of the FDIC’s plan to reestablish the Deposit Insurance Fund to levels required by the Federal Deposit Reform Act of 2005.

The increase in non-interest expense for the nine months ended September 30, 2009 was also attributed to a $193 write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired, of which $168 was recorded in the first quarter. These investment funds, which generally qualify for Community Reinvestment Act credit, represent socially responsible venture capital investments in small businesses throughout Maine and New England. These write-downs principally reflected the impact current economic conditions have had on these funds.

For the nine months ended September 30, 2009, salaries and employee benefits expense amounted to $8,332, representing an increase of $399, or 5.0%, compared with the same period in 2008. The increase in salaries and employee benefits was principally attributed to increases in employee health insurance premiums, normal increases in base salaries, as well as changes in staffing levels and mix.

The foregoing increases in non-interest expense were largely offset by a $930 or 77.5% decline in credit and debit card expenses and a $177 or 14.5% decline in furniture and equipment expenses.

  Income Taxes: For the three and nine months ended September 30, 2009, total income taxes amounted to $1,219 and $3,378, representing increases of $172 and $538, or 16.4% and 18.9%, compared with the same periods in 2008, respectively. The Company’s effective tax rates amounted to 28.2% and 28.5% for the three and nine months ended September 30, 2009, compared with 31.0% for the same periods in 2008, respectively.

Summary Financial Condition

At September 30, 2009 total assets stood at $1,060,707, representing an increase of $88,419, or 9.1%, compared with December 31, 2008.

  Loans: Total loans ended the third quarter at $654,604, representing an increase of $21,001, or 3.3%, compared with December 31, 2008. Loan growth was led by commercial loans and tax-exempt loans to local municipalities, which were up $29,814 and $7,087, or 9.3% and 132.3%, respectively, compared with December 31, 2008. Consumer loans, which principally consist of residential real estate mortgage loans, declined $15,789 or 5.2% compared with December 31, 2008, reflecting principal pay-downs from the Bank’s residential mortgage loan portfolio.

Residential mortgage loan origination activity increased significantly during the first nine months of 2009, principally reflecting declines in residential mortgage loan interest rates and borrower refinancing activity. Because of the interest rate risk considerations associated with holding low coupon mortgage loans, most of the low fixed rate residential mortgages originated in 2009 were sold in the secondary market with customer servicing retained and as a result were not reflected in outstanding loan balances at period end.

  Credit Quality: The Bank’s non-performing loans, while trending upward, ended the third quarter at low levels as compared to the Bank’s peer group average. At September 30, 2009, total non-performing loans amounted to $7,476 or 1.14% of total loans, compared with $4,404, or 0.70% at December 31, 2008.

During the nine months ended September 30, 2009, the Bank enjoyed a relatively low level of loan loss experience, which showed improvement compared with the loan loss experience during the first nine months of 2008. Total net loan charge-offs amounted to $699, or annualized net charge-offs to average loans outstanding of 0.14%, compared with $1,192, or annualized net charge-offs to average loans outstanding of 0.26%, for the nine months ended September 30, 2008.

For the three and nine months ended September 30, 2009, the Bank recorded provisions for loan losses of $1,057 and $2,557, representing increases of $197 and $888, compared with the same periods in 2008, respectively. The increases in the provision were principally attributed to growth in the loan portfolio, increases in non-performing loans and deteriorating economic conditions, including rising unemployment levels and declining real estate values in the markets served by the Bank.

The Bank maintains an allowance for loan losses (the "allowance") which is available to absorb probable losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses. At September 30, 2009, the allowance stood at $7,304, representing an increase of $1,858 or 34.1% compared with December 31, 2008. At September 30, 2009, the allowance expressed as a percentage of total loans stood at 1.12%, up from 0.86% at December 31, 2008.

  Securities: Total securities ended the third quarter at $356,977, representing an increase of $66,475, or 22.9%, compared with December 31, 2008. Securities purchased during the first nine months of 2009 consisted of mortgage-backed securities issued by U.S. government agencies and sponsored enterprises, debt obligations of U.S. government-sponsored enterprises, and obligations of state and political subdivisions thereof.

  Deposits: Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in summer and autumn. The timing and extent of seasonal swings have varied from year to year, particularly with respect to demand deposits.

Total deposits ended the third quarter at $619,097, representing an increase of $40,904, or 7.1%, compared with December 31, 2008. Total retail deposits ended the third quarter at $529,092, up $39,405 or 8.0% compared with December 31, 2008. Demand deposits and NOW accounts combined were up $10,366 or 8.2%, while retail time deposits were up $30,031 or 15.0% compared with December 31, 2008.

Brokered deposits obtained from the national market ended the third quarter at $90,005, representing an increase of $1,499, or 1.7%, compared with December 31, 2008. Brokered deposits are generally used to help support the Bank’s earning asset growth, while maintaining its strong, on-balance sheet liquidity position via secured borrowing lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank.

The increase in brokered deposits was utilized to help support the Bank’s earning asset growth, while maintaining its strong liquidity position vis-a-vis secured borrowing lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank.

  Borrowings: Total borrowings ended the third quarter at $341,391, representing an increase of $17,488, or 5.4%, compared with December 31, 2008. The increase in borrowings was principally used to help fund the growth of the Bank’s securities portfolio.

  Capital: During the third quarter of 2009, the Bank continued to exceed regulatory requirements for "well-capitalized" institutions. Company management considers this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Under the capital adequacy guidelines administered by the Bank’s principal regulators, "well-capitalized" institutions are those with Tier I leverage, Tier I Risk-based, and Total Risk-based ratios of at least 5%, 6% and 10%, respectively. At September 30, 2009, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios were 8.32%, 12.88% and 14.68%, compared with 6.61%, 9.95% and 11.60% at December 31, 2008, respectively.

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

At September 30, 2009, the Company’s tangible common equity ratio stood at 6.90%, up from 6.42% at December 31, 2008.

  Shareholder Dividends: The Company paid regular cash dividends of $0.26 per share of common stock in the third quarter of 2009, unchanged compared with the same quarter in 2008. The Company’s Board of Directors recently declared a fourth quarter 2009 regular cash dividend of $0.26 per share of common stock.

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

Total Net Interest Income: For the three months ended September 30, 2009, net interest income on a tax equivalent basis amounted to $8,823, compared with $7,349 in the third quarter of 2008, representing an increase of $1,474, or 20.1%. As more fully discussed below, the increase in the Bank’s third quarter 2009 net interest income compared with the third quarter of 2008 was principally attributed to average earning asset growth of $127,672, or 14.1%, combined with a 16 basis point improvement in the tax equivalent net interest margin.

For the nine months ended September 30, 2009, net interest income on a tax-equivalent basis amounted to $26,295, compared with $20,614 for the same period in 2008, representing an increase of $5,681, or 27.6%. As more fully discussed below, the increase in net interest income was principally attributed to a 34 basis point improvement in the tax-equivalent net interest margin, combined with average earning asset growth of $133,225 or 15.0%, compared with the nine months ended September 30, 2008.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended September 30, 2009 and 2008, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
SEPTEMBER 30, 2009 AND 2008

	2009			2008
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 663,039	$ 8,799	5.27%	$616,413	$ 9,439	6.09%
Taxable securities (2)	294,572	4,190	5.64%	240,673	3,564	5.89%
Non-taxable securities (2,3)	61,569	1,106	7.13%	35,842	620	6.88%
Total securities	356,141	5,296	5.90%	276,515	4,184	6.02%
Federal Home Loan Bank stock	16,068	---	0.00%	13,928	105	3.00%
Fed funds sold, money market funds, and time
deposits with other banks	298	1	1.33%	1,018	8	3.13%

Total Earning Assets	1,035,546	14,096	5.40%	907,874	13,736	6.02%

Non-Interest Earning Assets:
Cash and due from banks	9,384			6,442
Allowance for loan losses	(7,068)			(5,411)
Other assets (2)	27,472			28,844
Total Assets	$1,065,334			$937,749

Interest Bearing Liabilities:
Deposits	$ 589,243	$ 2,664	1.79%	$520,297	$ 3,551	2.72%
Borrowings	324,081	2,609	3.19%	287,681	2,836	3.92%
Total Interest Bearing Liabilities	913,324	5,273	2.29%	807,978	6,387	3.14%
Rate Spread			3.11%			2.88%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	58,139			60,469
Other liabilities	6,017			5,112
Total Liabilities	977,480			873,559
Shareholders' equity	87,854			64,190
Total Liabilities and Shareholders' Equity	$1,065,334			$937,749
Net interest income and net interest margin (3)		8,823	3.38%		7,349	3.22%
Less: Tax Equivalent adjustment		(391)			(221)
Net Interest Income		$ 8,432	3.23%		$ 7,128	3.12%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
NINE MONTHS ENDED
SEPTEMBER 30, 2009 AND 2008

	2009			2008
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 653,740	$26,361	5.39%	$605,505	$28,390	6.26%
Taxable securities (2)	293,731	12,795	5.82%	226,842	9,993	5.88%
Non-taxable securities (2,3)	55,407	3,055	7.37%	36,773	1,874	6.81%
Total securities	349,138	15,850	6.07%	263,615	11,867	6.01%
Federal Home Loan Bank stock	15,686	---	0.00%	13,848	438	4.22%
Fed funds sold, money market funds, and time
deposits with other banks	513	3	0.78%	2,884	77	3.57%

Total Earning Assets	1,019,077	42,214	5.54%	885,852	40,772	6.15%

Non-Interest Earning Assets:
Cash and due from banks	8,505			5,391
Allowance for loan losses	(6,306)			(5,106)
Other assets (2)	27,558			31,390
Total Assets	$1,048,834			$917,527

Interest Bearing Liabilities:
Deposits	$ 562,599	$ 8,100	1.92%	$514,040	$11,465	2.98%
Borrowings	342,862	7,819	3.05%	278,431	8,693	4.17%
Total Interest Bearing Liabilities	905,461	15,919	2.35%	792,471	20,158	3.40%
Rate Spread			3.19%			2.75%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	51,589			54,238
Other liabilities	5,582			4,815
Total Liabilities	962,632			851,524
Shareholders' equity	86,202			66,003
Total Liabilities and Shareholders' Equity	$1,048,834			$917,527
Net interest income and net interest margin (3)		26,295	3.45%		20,614	3.11%
Less: Tax Equivalent adjustment		(1,080)			(662)
Net Interest Income		$25,215	3.31%		$19,952	3.01%

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

For the three and nine months ended September 30, 2009, the fully tax equivalent net interest margin amounted to 3.38% and 3.45%, compared with 3.22% and 3.11% for the same periods in 2008, representing improvements of 16 and 34 basis points, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

AVERAGE RATES	2009			2008				2007
Quarter:	3	2	1	4	3	2	1	4
Interest Earning Assets:
Loans (1,3)	5.27%	5.35%	5.56%	5.93%	6.09%	6.19%	6.52%	6.71%
Taxable securities (2)	5.64%	5.86%	5.98%	5.81%	5.89%	5.88%	5.88%	5.78%
Non-taxable securities (2,3)	7.13%	7.61%	7.39%	7.02%	6.88%	6.77%	6.78%	6.71%
Total securities	5.90%	6.14%	6.18%	5.97%	6.02%	6.00%	6.02%	5.87%
Federal Home Loan Bank stock	0.00%	0.00%	0.00%	2.46%	3.00%	3.98%	5.73%	6.31%
Fed Funds sold, money market funds,
and time deposits with other banks	1.33%	0.00%	0.93%	2.16%	3.13%	3.00%	4.37%	5.01%
Total Earning Assets	5.40%	5.55%	5.68%	5.88%	6.02%	6.08%	6.35%	6.45%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	1.79%	1.84%	2.17%	2.62%	2.72%	2.92%	3.33%	3.51%
Borrowings	3.19%	2.90%	3.07%	3.67%	3.92%	4.21%	4.39%	4.69%
Total Interest Bearing Liabilities	2.29%	2.24%	2.53%	3.00%	3.14%	3.36%	3.71%	3.95%

Rate Spread	3.11%	3.31%	3.15%	2.88%	2.88%	2.72%	2.64%	2.50%

Net Interest Margin (3)	3.38%	3.54%	3.42%	3.21%	3.22%	3.07%	3.03%	2.97%

Net Interest Margin without Tax Equivalent Adjustments	3.23%	3.39%	3.30%	3.10%	3.12%	2.97%	2.92%	2.89%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

Recent data suggests that the U.S. economy is slowly emerging from a deep recession which began in December 2007, driven by sharp downturns in the nationwide housing and credit markets. Nevertheless, business activity across a wide range of industries and regions remains reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending, the lack of liquidity in the credit markets and multi-decade high unemployment rates. The Board of Governors of the Federal Reserve System (the "Federal Reserve") addressed the economic decline with changes in its monetary policy, by reducing the Federal Funds rate to historic levels. These actions favorably impacted the Bank’s net interest margin, given its liability sensitive balance sheet. Specifically, the Bank’s total weighted average cost of funds has declined faster and to a greater extent than the decline in the weighted average yield on its earning asset portfolios.

The weighted average yield on average earning assets amounted to 5.40% in the third quarter of 2009, compared with 6.02% in the third quarter of 2008, representing a decline of 62 basis points. However, the weighted average cost of interest bearing liabilities amounted to 2.29% in the third quarter of 2009, compared with 3.14% in the third quarter of 2008, representing a decline of 85 basis points. In short, since the third quarter of 2008 the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 23 basis points.

For the nine months ended September 30, 2009, the weighted average yield on average earning assets amounted to 5.54%, compared with 6.15% for the same period in 2008, representing a decline of 61 basis points. However, the weighted average cost of interest bearing liabilities amounted to 2.35% for the nine months ended September 30, 2009, compared with 3.40% for the same period in 2008, representing a decline of 105 basis points. In comparing the first nine months of 2009 with the same period in 2008, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 44 basis points.

Should interest rates continue at current levels, Company management anticipates the improving net interest margin trend will level off over the next twelve months as assets and liabilities will re-price or be replaced proportionally into the lower current rate environment.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest and Dividend Income: For the three months ended September 30, 2009, total interest and dividend income, on a fully tax-equivalent basis, amounted to $14,096, representing an increase of $360, or 2.6%, compared with the third quarter of 2008. The increase in interest and dividend income was attributed to average earning asset growth of $127,672, or 14.1%, as the weighted average earning asset yield declined 62 basis points. The decline in the weighted average earning asset yield was principally attributed to the reduction of short-term interest rates by the Federal Reserve, the impact of which continued to reduce the weighted average yield on the Bank’s variable rate loan portfolios. To a lesser extent, the weighted average loan yields were also impacted by the renegotiation of certain fixed rate commercial loans to variable rate loans with lower prevailing market interest rates.

For the quarter ended September 30, 2009, interest income from the loan portfolio amounted to $8,799, representing a decline of $640, or 6.8%, compared with the third quarter of 2008. The decline in loan interest income was attributed to an 82 basis point decline in the weighted average loan portfolio yield, largely offset by average loan portfolio growth of $46,626, or 7.6%.

For the quarter ended September 30, 2009, interest income from the Bank’s securities portfolio amounted to $5,296, representing an increase of $1,112, or 26.6%, compared with the third quarter of 2008. The increase in interest income from securities was principally attributed to average securities portfolio growth of $79,626 or 28.8%, offset in part by a 12 basis point decline in the weighted average securities portfolio yield. Because the majority of the securities portfolio is comprised of fixed rate, non-callable securities, the decline in short-term interest rates has not had a significant impact on the portfolio’s weighted average yield.

As depicted on the rate/volume analysis table below, comparing the three months ended September 30, 2009 with the same quarter in 2008, the increased volume of average earning assets on the balance sheet contributed $1,952 to total interest income, but was largely offset by a decline of $1,592 attributed to the impact of the lower weighted average earning asset yield.

For the nine months ended September 30, 2009, total interest and dividend income, on a fully tax equivalent basis, amounted to $42,214, representing an increase of $1,442, or 3.5%, compared with the same period in 2008. The increase in interest and dividend income was attributed to average earning asset growth of $133,225, or 15.0%, as the weighted average earning asset yield declined 61 basis points. The decline in the weighted average earning asset yield was principally attributed to the reduction of short-term interest rates by the Federal Reserve, the impact of which reduced the weighted average yield on the Bank’s variable rate loan portfolios. To a lesser extent, the weighted average loan yields were also impacted by the renegotiation of certain fixed rate commercial loans to variable rate loans with lower prevailing interest rates.

For the nine months ended September 30, 2009, interest income from the loan portfolio amounted to $26,361, representing a decline of $2,029, or 7.1%, compared with the same period in 2008. The decline in loan interest income was attributed to an 87 basis point decline in the weighted average loan portfolio yield, largely offset by average loan portfolio growth of $48,235, or 8.0%.

For the nine months ended September 30, 2009, interest income from the Bank’s securities portfolio amounted to $15,850, representing an increase of $3,983, or 33.6%, compared with the same period in 2008. The increase in interest income from securities was principally attributed to average securities portfolio growth of $85,523 or 32.4%, combined with a 6 basis point improvement in the weighted average securities portfolio yield. Because the majority of the securities portfolio is comprised of fixed rate, non-callable securities, the decline in short-term interest rates has had minimal impact on the portfolio’s weighted average yield.

For the nine months ended September 30, 2009, the Bank did not record any Federal Home Loan Bank ("FHLB") stock dividends, compared with $438 during the first nine months of 2008. In the first quarter of 2009, the FHLB of Boston advised its members that it is focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments were suspended, and it is unlikely that dividends will be paid in 2009.

As depicted on the rate/volume analysis table below, comparing the nine months ended September 30, 2009 with the same period in 2008, the increased volume of average earning assets on the balance sheet contributed $6,099 to total interest income, but was largely offset by a decline of $4,657 attributed to the impact of the lower weighted average earning asset yield.

Interest Expense: For the three months ended September 30, 2009, total interest expense amounted to $5,273, compared with $6,387 for the third quarter of 2008, representing a decline of $1,114, or 17.4%. The decline in interest expense was attributed to an 85 basis point decline in the weighted average cost of interest bearing liabilities, largely offset by an increase in average interest bearing liabilities of $105,346, or 13.0%, when comparing the nine months ended September 30, 2009 with the same period in 2008. The decline in the average cost of interest bearing funds was principally attributed to lower short-term and long-term market interest rates in the third quarter of 2009 compared with the same quarter in 2008.

For the three months ended September 30, 2009, the total weighted average cost of interest bearing liabilities amounted to 2.29%, compared with 3.14% for the same quarter in 2008, representing a decline of 85 basis points. For the quarter ended September 30, 2009, the weighted average cost of borrowed funds declined 73 basis points to 3.19%, while the weighted average cost of interest bearing deposits declined 93 basis points to 1.79%, compared with the third quarter of 2008.

As depicted on the rate/volume analysis table below, comparing the three months ended September 30, 2009 with the same quarter in 2008, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $1,946 to the decline in interest expense, offset in part by an increase of $832 attributed to the impact of the increased volume of average interest bearing liabilities.

For the nine months ended September 30, 2009, total interest expense amounted to $15,919, compared with $20,158 for the same period in 2008, representing a decline of $4,239, or 21.0%. The decline in interest expense was attributed to a 105 basis point decline in the weighted average cost of interest bearing liabilities, largely offset by an increase in average interest bearing liabilities of $112,990, or 14.3%, when comparing the nine months ended September 30, 2009 with the same period in 2008. The decline in the average cost of interest bearing funds was principally attributed to lower short-term and long-term market interest rates during the nine months ended September 30, 2009, compared with the same period in 2008.

For the nine months ended September 30, 2009, the total weighted average cost of interest bearing liabilities amounted to 2.35%, compared with 3.40% for the same period in 2008, representing a decline of 105 basis points. For the nine months ended September 30, 2009, the weighted average cost of borrowed funds declined 112 basis points to 3.05%, while the weighted average cost of interest bearing deposits declined 106 basis points to 1.92%, compared with the same period in 2008.

As depicted on the rate/volume analysis table below, comparing the nine months ended September 30, 2009 with the same period in 2008, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $7,368 to the decline in interest expense, offset in part by an increase of $3,129 attributed to the impact of the increased volume of average interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2009 VERSUS SEPTEMBER 30, 2008
INCREASES (DECREASES) DUE TO:

	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$ 715	$(1,355)	$ (640)
Taxable securities (2)	798	(172)	626
Non-taxable securities (2,3)	445	41	486
Investment in Federal Home Loan Bank stock	---	(105)	(105)
Fed funds sold, money market funds, and time
deposits with other banks	(6)	(1)	(7)

TOTAL EARNING ASSETS	$1,952	$(1,592)	$ 360

Interest bearing deposits	472	(1,359)	(887)
Borrowings	360	(587)	(227)
TOTAL INTEREST BEARING LIABILITIES	$ 832	$(1,946)	$(1,114)

NET CHANGE IN NET INTEREST INCOME	$1,120	$ 354	$ 1,474

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES O`N NET INTEREST INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2009 VERSUS SEPTEMBER 30, 2008
INCREASES (DECREASES) DUE TO:

	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$ 2,266	$(4,295)	$(2,029)
Taxable securities (2)	2,946	(144)	2,802
Non-taxable securities (2,3)	950	231	1,181
Investment in Federal Home Loan Bank stock	---	(438)	(438)
Fed funds sold, money market funds, and time
deposits with other banks	(63)	(11)	(74)

TOTAL EARNING ASSETS	$6,099	$(4,657)	$ 1,442

Interest bearing deposits	1,084	(4,449)	(3,365)
Borrowings	2,045	(2,919)	(874)
TOTAL INTEREST BEARING LIABILITIES	$3,129	$(7,368)	$(4,239)

NET CHANGE IN NET INTEREST INCOME	$2,970	$ 2,711	$ 5,681

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

The Bank’s non-performing loans trended upward during the quarter but remained at relatively low levels at quarter end, representing $7,476 or 1.14% of total loans, compared with $4,404 or 0.70% of total loans at December 31, 2008.

Net charge-offs amounted to $699 during nine months ended September 30, 2009, compared with $1,192 for the same period in 2008, representing a decline of $493, or 41.4%. For the nine months ended September 30, 2009, annualized net charge-offs to average loans outstanding amounted to 0.14%, compared with 0.26% for the same period in 2008. Two problem loans were accountable for $1,094, or 91.8% of the charge-offs during the nine months ended September 30, 2008.

The allowance expressed as a percentage of non-performing loans stood at 98% at September 30, 2009, compared with 124% at December 31, 2008.

For the three and nine months ended September 30, 2009, the provision for loan losses (the "provision") amounted to $1,057 and $2,557, compared with $860 and $1,669 for the same periods in 2008, representing increases of $197 and $888, or 22.9% and 53.2%, respectively. Notwithstanding the decline in net loan charge-offs, the increases in the provision were principally attributed to growth in the loan portfolio, increases in non-performing loans and deteriorating economic conditions, including rising unemployment levels and declining real estate values in most of the markets served by the Bank.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the three months ended September 30, 2009, total non-interest income amounted to $1,916, compared with $2,224 for the same quarter in 2008, representing a decline of $308 or 13.8%. For the nine months ended September 30, 2009, total non-interest income amounted to $4,889, compared with $6,205 for the same period in 2008, representing a decline of $1,316, or 21.2%.

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

For the three months ended September 30, 2009, income from trust and other financial services amounted to $645, compared with $639 for the same quarter in 2008, representing an increase of $6, or 0.9%. Assets under management increased $25,912 or 10.7% during the quarter reflecting the broad increases experienced by the equity markets in general and to a lesser extent new client relationships.

At September 30, 2009, total assets under management at Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company and second tier subsidiary of the Company, stood at $267,775 compared with $253,021 at September 30, 2008, representing an increase of $14,754, or 5.8%.

For the nine months ended September 30, 2009, income from trust and financial services amounted to $1,805, compared with $1,917 for the same period in 2008, representing a decline of $112, or 5.8%. The decline in trust and other financial services fees was principally attributed to declining revenue from trust and investment management activities, largely reflecting lower market values of assets under management during the nine months ended September 30, 2009 compared with the same period in 2008. The decline in revenue from trust and investment management activities was partially offset by a moderate increase in revenue generated from third party brokerage activities, which was principally attributed to increased staff capacity and new client relationships.

Service Charges on Deposits: This income is principally derived from deposit account overdraft fees, monthly deposit account maintenance and activity fees, and a variety of other deposit account related fees.

For the three months ended September 30, 2009, income from service charges on deposit accounts amounted to $396, compared with $459 for the same quarter in 2008, representing a decline of $63 or 13.7%. For the nine months ended September 30, 2009, income from service charges on deposit accounts amounted to $1,065, compared with $1,226 for the same period in 2008, representing a decline of $161, or 13.1%.

The declines in service charges on deposit accounts were principally attributed to declines in deposit account overdraft activity, compared with the three and nine months ended September 30, 2008. Additionally, the Bank has not increased its deposit account fee amounts charged to customers since early 2007.

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

For the three months ended September 30, 2009, credit and debit card service charges and fees amounted to $286, compared with $876 in the third quarter of 2008, representing a decline of $590, or 67.4%. For the nine months ended September 30, 2009, credit card service charges and fees amounted to $714, compared with $1,716 for the same period in 2008, representing a decline of $1,002, or 58.4%.

The three and nine month declines in debit and credit card fees were offset by comparable declines in debit and credit card expenses, which are included in non-interest expense in the Company’s consolidated statements of income.

Net Securities Gains: For the three months ended September 30, 2009, net securities gains amounted to $695, compared with $89 in the third quarter of 2008, representing an increase of $606, or 680.9%. The $695 in third quarter net securities gains were comprised entirely of realized gains on the sale of securities.

For the nine months ended September 30, 2009, net securities gains amounted to $1,521, compared with $604 for the same period in 2008, representing an increase of $917, or 151.8%. The $1,521 in net securities gains were comprised of realized gains on the sale of securities amounting to $2,528, largely offset by other-than-temporary securities impairment ("OTTI") losses of $1,007. During the first quarter of 2009 the Company concluded that unrealized losses on certain available-for-sale, 1-4 family non-agency mortgage-backed securities with an amortized cost of $3,888 were other-than-temporarily impaired, because the Company could no longer conclude that it is probable it will receive 100% of future contractual principal and interest. Because these securities were being carried at fair value, estimated losses on these securities, net of tax, were previously recorded in unrealized losses on securities available-for-sale within accumulated other comprehensive loss, a component of total shareholders equity on the Company’s consolidated balance sheet.

For further information about securities gains and losses and other-than-temporary impairment losses recorded during the three and nine months ended September 30, 2009, refer to Notes 2 and 4 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

Net Other-than-temporary Impairment Losses Recognized in Earnings: For the three and nine months ended September 30, 2009, net OTTI losses recognized in earnings amounted to $511 and $965, compared with none during the same periods in 2008.

During the third quarter of 2009 the Company recognized an additional $511 of OTTI losses in earnings, on seven, available-for-sale, 1-4 family non-agency mortgage-backed securities where the Company had previously determined that these securities were other-than-temporarily impaired. The $511 in additional estimated credit losses on these securities, net of taxes, were previously recorded in unrealized gains or losses on securities available-for-sale within accumulated other comprehensive income or loss, a component of total shareholders equity on the Company’s consolidated balance sheet.

During the second quarter of 2009 the Company determined that unrealized losses on three available-for- sale, 1-4 family non-agency mortgage-backed securities with an amortized cost of $2,173 were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would receive the entire amount of future contractual principal and interest. Because these securities were being carried at fair value, estimated losses on these securities, net of taxes, were previously recorded in unrealized gains or losses on securities available-for-sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet. The total "OTTI" losses amounted to $1,561, of which $454 represented estimated credit losses on the collateral underlying the security. The $454 in estimated credit losses were recorded in earnings, with the $1,107 non-credit portion of the unrealized losses recorded within accumulated other comprehensive loss, net of taxes.

For the nine months ended September 30, 2009, net OTTI losses recognized in earnings amounted to $965 of which $454 was recorded in the second quarter and $511 in the third quarter, relating to eight, available for sale, 1-4 family non-agency mortgage-backed securities. The total OTTI losses on these securities amounted to $2,072, of which $965 represented estimated credit losses on the collateral underlying the securities. The $965 in estimated credit losses were recorded in earnings, with the $1,107 non-credit portion of the unrealized losses recorded within accumulated comprehensive income or loss.

For further information about other-than-temporary securities impairment losses recorded during the three and nine months ended September 30, 2009, refer to Notes 2, 4 and 10 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

Other Operating Income: For the three months ended September 30, 2009, total other operating income amounted to $405, compared with $161 during the same quarter in 2008, representing an increase of $244, or 151.6%. The increase in other operating income was principally attributed to an increase in income from mortgage banking activities, largely reflecting the sale of certain residential mortgage loans in the secondary market during the current quarter.

For the nine months ended September 30, 2009, total other operating income amounted to $749, compared with $742 for the same period in 2008, representing an increase of $7 or 0.9%. Included in other operating income was $271 of income from mortgage banking activities, representing an increase of $260 compared with the first nine months of 2008. This period-over-period increase was offset a previously reported non-recurring $313 gain recorded in the first quarter of 2008,representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering.

Non-interest Expense

For the three months ended September 30, 2009, total non-interest expense amounted to $4,967, compared with $5,112 in the third quarter of 2008, representing a decline of $145, or 2.8%.

For the nine months ended September 30, 2008, total non-interest expense amounted to $15,683, compared with $15,334 for the same period in 2008, representing an increase of $349, or 2.3%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three months ended September 30, 2009, salaries and employee benefit expense amounted to $2,895, representing an increase of $303, or 11.7%, compared with the same quarter in 2008. For the nine months ended September 30, 2009, salaries and employee benefits expense amounted to $8,332, compared with $7,933 for the same period in 2008, representing an increase of $399, or 5.0%.

The increases in salaries and employee benefits expense was principally attributed to normal increases in base salaries, an increase in employee health insurance premiums, as well as changes in staffing levels and mix.

Occupancy Expenses: For the three months ended September 30, 2009, total occupancy expenses amounted to $299, compared with $312 for the same quarter in 2008, representing a decline of $13, or 4.2%. For the nine months ended September 30, 2009 total occupancy expenses amounted to $1,027, compared with $1,049 for the same period in 2008, representing a decline of $22, or 2.1%.

The declines in occupancy expense were principally attributed to lower utilities costs associated with declining fuel prices during the three and nine months ended September 30, 2009, compared with the same periods in 2008.

Furniture and Equipment Expenses: For the three months ended September 30, 2009, furniture and equipment expenses amounted to $353, compared with $357 for the same quarter in 2008, representing a decline of $4, or 1.1%. For the nine months ended September 30, 2009, furniture and equipment expenses amounted to $1,043, compared with $1,220 for the same period in 2008, representing a decline of $177, or 14.5%.

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

For the three months ended September 30, 2009, credit and debit card expenses amounted to $96, compared with $619 for the same quarter in 2008, representing a decline of $523 or 84.5%. For the nine months ended September 30, 2008, credit and debit card expenses amounted to $270, compared with $1,200 for the same period in 2008, representing a decline of $930, or 77.5%.

The three and six month declines in credit and debit card expenses were essentially offset by like declines in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

FDIC Insurance Assessments: For the three months ended September 30, 2009, FDIC insurance assessments amounted to $213, compared with $18 for the same quarter in 2008, representing an increase of $195. For the nine months ended September 30, 2009, total FDIC insurance assessments amounted to $894, compared with $53 for the same period in 2008, representing an increase of $841.

During the past year, the FDIC’s Deposit Insurance Fund ("DIF") posted record losses, causing the reserve ratio to fall well below 1.15%. A reserve ratio below 1.15% triggers the need for a DIF restoration plan in accordance with the FDI Reform Act of 2005 and conforming amendments. Pursuant to the Act, the FDIC must bring the reserve ratio back to 1.15% within five years. Deposit insurance premiums for all FDIC insured banks have increased as a result of the FDIC’s plan to reestablish the Deposit Insurance Fund to levels.

Included in FDIC insurance assessments expense for the nine months ended September 30, 2009 was a special FDIC deposit insurance assessment amounting to $495. In the second quarter of 2009 the FDIC levied a special emergency assessment on all FDIC insured financial institutions. The special assessment represented five basis points on the Bank’s total assets, less Tier I Capital, as of June 30, 2009. The special assessment was in addition to the normal second quarter 2009 assessment.

The increases in the Bank’s 2009 FDIC insurance assessment premiums were also attributed to historical insurance assessment credits recorded during the nine months ended September 30, 2008 amounting to $147, of which $10 was recorded in the third quarter of 2008. In this regard, the FDI Reform Act required the FDIC to establish a one-time historical assessment credit that provided banks with a credit that could be used to offset insurance assessments in 2007 and 2008. This one-time, historical assessment credit was established to benefit banks that had funded deposit insurance funds prior to December 31, 1996.

Other Operating Expense: For the three months ended September 30, 2009, total other operating expense amounted to $1,111, compared with $1,214 for the same quarter in 2008, representing a decline of $103, or 8.5%. The decline in other operating expenses was principally attributed to declines in professional services fees and insurance expense.

For the nine months ended September 30, 2009, total other operating expense amounted to $4,117, compared with $3,879 for the same period in 2008, representing an increase of $238, or 6.1%. The increase in other operating expenses was largely attributed to the write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired amounting to $193, of which $168 was recorded in the first quarter of 2009. These investment funds, originating as far back as 1994 and which generally qualify for Community Reinvestment Act credit, represent socially responsible venture capital investments in small businesses throughout Maine and New England.

The increase in other operating expenses during the nine months ended September 30, 2009 compared with the same period in 2008 was also attributed to a $65 increase in expenses related to loan collection activities.

Income Taxes

For the three and nine months ended September 30, 2009, total income taxes amounted to $1,219 and $3,378, compared with $1,047 and $2,840 for the same periods in 2008, representing increases of $172 and $538, or 16.4% and 18.9%, respectively.

The Company's effective tax rates for the three and nine months ended September 30, 2009 amounted to 28.2% and 28.5%, compared with 31.0% for the same periods in 2008. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 34% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at September 30, 2009 represented 61.7% and 33.7% of total assets, compared with 65.2% and 29.9% at December 31, 2008, respectively.

At September 30, 2009, total assets amounted to $1,060,707, compared with $972,288 at December 31, 2008, representing an increase of $88,419, or 9.1%.

Securities

The securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other non-agency, private label issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and debt obligations of other U.S. government sponsored enterprises. At September 30, 2009, the securities portfolio did not contain any pools of sub-prime mortgage-backed securities or collateralized debt obligations. Additionally, the Bank did not have any equity securities or corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"), or any interests in pooled trust preferred securities or auction rate securities.

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

The securities portfolio represented 34.3% of the Company’s average earning assets during the nine months ended September 30, 2009 and generated 37.5% of total tax equivalent interest and dividend income, compared with 29.8% and 29.1% for the same period in 2008, respectively.

Securities available for sale represented 100% of total securities at September 30, 2009, and December 31, 2008. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At September 30, 2009, total net unrealized securities gains amounted to $3,849, compared with net unrealized securities losses of $1,722 at December 31, 2008.

Total Securities: At September 30, 2009, total securities amounted to $356,977, compared with $290,502 at December 31, 2008, representing an increase of $66,475 or 22.9%. Securities purchased during the first nine months of 2009 included mortgage-backed securities issued by U.S. Government agencies and sponsored enterprises, debt obligations of U.S. Government-sponsored enterprises, and obligations of state and political subdivisions thereof. The increase in securities was intended to leverage the Bank’s strong capital position in response to a relatively steep U.S. Treasury yield curve and as a means of generating higher levels of net interest income.

The following tables summarize the securities available for sale portfolio as of September 30, 2009 and December 31, 2008:

	September 30, 2009
Available for Sale:	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government-sponsored enterprises	$ 4,245	$ 36	$ 69	$ 4,212
Mortgage-backed securities:
U.S. Government-sponsored enterprises	225,658	7,506	430	232,734
U.S. Government agencies	25,339	788	40	26,087
Private label*	34,317	12	6,583	27,746
Obligations of states and political subdivisions thereof	63,569	4,109	1,480	66,198
Total	$353,128	$12,451	$8,602	$356,977

*includes the cumulative write-down of securities considered to be other-than-temporarily impaired at September 30, 2009, with impairment write-downs totaling $1,986; all related to private label mortgage backed securities.

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

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at September 30, 2009, amounted to an excess of $8,602, or 2.4% of the amortized cost of the total securities portfolio. At December 31, 2008 this amount represented an excess of $7,896, or 2.7% of the total securities portfolio. As of September 30, 2009, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $5,563, compared with $1,980 at December 31, 2008.

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

At September 30, 2009 the Bank’s investment in FHLB stock totaled $16,068, compared with $14,796 at December 31, 2008, representing an increase of $1,272, or 8.6%.

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

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB of Boston and its overall financial condition. No impairment losses have been recorded through September 30, 2009. The Bank will continue to monitor its investment in FHLB of Boston stock.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	September 30,	December 31,
	2009	2008

Commercial real estate mortgages	$252,052	$236,674
Commercial and industrial loans	77,696	65,717
Agricultural and other loans to farmers	21,847	19,390
Total commercial loans	351,595	321,781

Residential real estate mortgages	232,789	249,543
Consumer loans	4,146	4,773
Home equity loans	52,687	51,095
Total consumer loans	289,622	305,411

Tax exempt loans	12,445	5,358

Deferred origination costs, net	942	1,053
Total loans	654,604	633,603
Allowance for loan losses	(7,304)	(5,446)
Total loans net of allowance for loan losses	$647,300	$628,157

Total Loans: At September 30, 2009, total loans stood at $654,604, compared with $633,603 at December 31, 2008, representing an increase of $21,001, or 3.3%. Loan growth was led by commercial loans and tax- exempt loans to municipalities.

Commercial Loans: At September 30, 2009, total commercial loans amounted to $351,595, compared with $321,781 at December 31, 2008, representing an increase of $29,814, or 9.3%. All categories of commercial loans posted meaningful increases.

At September 30, 2009, commercial loans represented 53.7% of the Bank’s total loan portfolio, compared with 50.8% at December 31, 2008.

Commercial loan growth has been challenged by a weakening economy, declining loan demand, and unrelenting competition for quality loans. Bank management attributes the overall growth in commercial loans, to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a local economy that is faring better than the nation as a whole.

Consumer Loans: At September 30, 2009, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $289,622, representing a decline of $15,789 or 5.2%, compared with December 31, 2008.

Residential mortgage loan origination activity increased significantly during the first nine months of 2009, principally reflecting the declines in residential mortgage loan interest rates and increased borrower refinancing activity. However, while the Bank originated and closed $61,607 in residential real estate loans during the first nine months of 2009, this amount was largely offset by cash flows (principal pay-downs and refinancings) from the existing residential real estate loan portfolio. Additionally, because of the interest rate risk considerations associated with holding low coupon mortgage loans on the Bank’s balance sheet, $25,736 of the low fixed rate residential mortgages primarily originated in 2009 were sold in the secondary market with customer servicing retained and as a result were not reflected in outstanding loan balances at period end.

Tax Exempt Loans: At September 30, 2009, tax exempt loans, amounted to $12,445, compared with $5,358 at December 31, 2008, representing an increase of $7,087, or 132.3%.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. There were no troubled debt restructurings in the loan portfolio during 2008 and this continued to be the case during the nine months ended September 30, 2009. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	September 30,	December 31,
	2009	2008
Loans accounted for on a non-accrual basis:
Real Estate:
Construction and development	$ 24	$ 25
Residential mortgage	2,630	1,722
Commercial and industrial, and agricultural	4,696	2,138
Consumer	14	16
Total non-accrual loans	7,364	3,901
Accruing loans contractually past due 90 days or more	112	503
Total non-performing loans	$7,476	$4,404

Allowance for loan losses to non-performing loans	98%	124%
Non-performing loans to total loans	1.14%	0.70%
Allowance to total loans	1.12%	0.86%

The Bank’s non-performing loans, while trending upward, ended the third quarter at low levels as compared to the Bank’s peer group average. At September 30, 2009, total non-performing loans amounted to $7,476, compared with $4,404 at December 31, 2008, representing an increase of $3,072, or 69.8%. At September 30, 2009, non-performing loans amounted to 1.14% of total loans, compared with 0.70% at December 31, 2008, representing an increase of 44 basis points.

At September 30, 2009, total non-performing commercial, industrial and agricultural loans stood at $4,696, represented by twenty-seven business loan relationships. One agricultural loan comprised $1,500, or 31.9% of this balance. Total non-performing residential mortgage loans stood at $2,630, represented by twenty-two, conventional, 1-4 family mortgage loans totaling $2,416 and four home equity loans totaling $214.

The Bank attributes the overall stability of the loan portfolio to mature credit administration processes and disciplined underwriting standards, aided by a local economy that is faring better than the country as a whole. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

While the level of non-performing loans ratios continued to reflect the overall favorable quality of the loan portfolio at September 30, 2009, Bank management is cognizant of the continued softening of the real estate market, rising unemployment rates and deteriorating economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including debt service levels, declining collateral values, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

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

At September 30, 2009 total OREO amounted to $572, compared with $83 at December 31, 2008. Two properties comprised the September 30, 2009 balance of OREO.

Allowance for Loan Losses: At September 30, 2009, the allowance stood at $7,304, compared with $5,446 at December 31, 2008, representing an increase of $1,858, or 34.1%. At September 30, 2009, the allowance expressed as a percentage of total loans stood at 1.12%, up from 0.86% at December 31, 2008. The increase in the allowance was principally attributed to growth in the loan portfolio, increases in non-performing loans and deteriorating economic conditions, including rising unemployment levels and declining real estate values in most of the markets served by the Bank.

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

Specific allowances for impaired loans are determined by the FASB’s accounting standard related to accounting by creditors for impairment of a loan and accounting by creditors for impairment of a loan-income recognition and disclosures. The amount of loans considered to be impaired totaled $4,696 as of September 30, 2009, compared with $2,138 as of December 31, 2008. The related allowance for loan losses on these impaired loans amounted to $802 as of September 30, 2009, compared with $176 as of December 31, 2008.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the nine-month periods ended September 30, 2009 and 2008.

ALLOWANCE FOR LOAN LOSSES
NINE MONTHS ENDED
SEPTEMBER 30, 2009 AND 2008

	2009	2008

Balance at beginning of period	$ 5,446	$ 4,743

Charge-offs:

Commercial real estate mortgages	73	280
Commercial and industrial loans	192	821
Residential real estate mortgages	413	35
Consumer loans	67	79
Total charge-offs	745	1,215

Recoveries:
Commercial and industrial loans	13	1
Residential real estate mortgages	23	3
Consumer loans	10	19
Total recoveries	46	23

Net charge-offs	699	1,192
Provision charged to operations	2,557	1,669

Balance at end of period	$ 7,304	$ 5,220

Average loans outstanding during period	$653,740	$605,505

Net charge-offs to average loans outstanding	0.14%	0.26%

The Bank’s loan loss experience declined during nine months ended September 30, 2009, with net loan charge-offs amounting to $699, or annualized net charge-offs to average loans outstanding of 0.14%, compared with $1,192, or annualized net charge-offs to average loans outstanding of 0.26%, during the first nine months of 2008.

There were no material changes in loan concentrations during the nine months ended September 30, 2009.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at September 30, 2009, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

Deposits

During the three months ended September 30, 2009, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in summer and autumn. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing capacity from the FHLB of Boston, and cash flows from the securities portfolio.

At September 30, 2009, total deposits stood at $619,097, compared with $578,193 at December 31, 2008, representing an increase $40,904, or 7.1%.

At September 30, 2009, total retail deposits stood at $529,092, compared with $489,687 at December 31, 2008, representing an increase of $39,405, or 8.0%. Demand deposits and NOW accounts combined were up $10,366 or 8.2%, while retail time deposits were up $30,031, or 15.0%

At September 30, 2009, brokered time deposits obtained from the national market stood at $90,005, representing an increase of $1,499, or 1.7%, compared with December 31, 2008. Brokered deposits are generally utilized to help support the Bank’s earning asset growth, while maintaining its strong, on-balance sheet liquidity position via secured borrowing lines of credit with the FHLB of Boston and the Federal Reserve Bank of Boston.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering retail time deposits, the Bank generally prices these deposits on a relationship basis. At September 30, 2009, the weighted average cost of retail time deposits was 2.23% compared with 3.21% at December 31, 2008. Given the current interest rate environment and continuing time deposit maturities, management anticipates that the weighted average cost of time deposits will continue to show moderate declines for the balance of 2009.

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

At September 30, 2009, total borrowings amounted to $341,391, compared with $323,903 at December 31, 2008, representing an increase of $17,488, or 5.4%, compared with December 31, 2008. The increase in total borrowings was principally used to fund the growth of the Bank’s securities portfolio.

Consistent with the Bank’s asset and liability management strategy, the Bank has been adding long term borrowings to the balance sheet to protect net interest income in a rising rate environment. At September 30, 2009, long term borrowings with maturities of one year or greater represented 66.3% of total borrowings.

At September 30, 2009, total borrowings expressed as a percent of total assets amounted to 32.2%, compared with 33.3% December 31, 2008.

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

As of September 30, 2009, the Company and the Bank were considered "well-capitalized" under the regulatory guidelines. Under the capital adequacy guidelines, a "well-capitalized" institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%.

The following tables set forth the Company's and the Bank’s regulatory capital at September 30, 2009 and December 31, 2008, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions

	Actual		Required		Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital
(To Risk-Weighted Assets)
Consolidated	$100,694	14.68%	$54,860	8.0%	N/A
Bank	$101,230	14.78%	$54,799	8.0%	$68,498	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$ 88,344	12.88%	$27,430	4.0%	N/A
Bank	$ 88,880	12.98%	$27,399	4.0%	$41,099	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$ 88,344	8.32%	$42,486	4.0%	N/A
Bank	$ 88,880	8.37%	$42,454	4.0%	$53,068	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions

	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2008
Total Capital
(To Risk-Weighted Assets)
Consolidated	$73,191	11.60%	$50,458	8.0%	N/A
Bank	$73,540	11.69%	$50,333	8.0%	$62,917	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$62,745	9.95%	$25,229	4.0%	N/A
Bank	$63,094	10.03%	$25,167	4.0%	$37,750	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$62,745	6.61%	$37,977	4.0%	N/A
Bank	$63,094	6.65%	$37,944	4.0%	$47,430	5.0%

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

The Company paid regular cash dividends of $0.26 per share of common stock in the third quarter of 2009, unchanged compared with the dividend paid for the same quarter in 2008. The Company’s Board of Directors recently declared a third quarter 2009 regular cash dividend of $0.26 per share of common stock. The dividend will be paid December 15, 2009 to shareholders of record as of the close of business on November 17, 2009.

Prior to January 16, 2012, unless the Company has redeemed the CPP Shares or the Treasury has transferred the CPP Shares to a third party, the consent of Treasury will be required for the Company to increase its Common Stock dividend in excess of $0.26 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008.

Stock Repurchase Plan:

In August 2008, the Company’s Board of Directors approved a program to repurchase of up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and is authorized to continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of September 30, 2009, the Company had repurchased 66,782 shares of stock under this plan, at a total cost of $1,833 and an average price of $27.44 per share. The Company recorded the repurchased shares as treasury stock.

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

Contractual Obligations

The Company is a party to certain contractual obligations under which it is obligated to make future payments. These principally include borrowings from the FHLB of Boston, consisting of short and long-term fixed rate borrowings, and collateralized by all stock in the FHLB of Boston, a blanket lien on qualified collateral consisting primarily of loans with first and second mortgages secured by one-to-four family properties, and certain pledged investment securities. The Company has an obligation to repay all borrowings from the FHLB of Boston.

The Company is also obligated to make payments on operating leases for its Bank branch office in Somesville, Maine and its office in Bangor, Maine.

The following table summarizes the Company’s contractual obligations at September 30, 2009. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

	Contractual Obligations (Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$289,886	$ 68,400	$108,516	$85,970	$27,000
Borrowings from Federal Reserve Bank	25,000	25,000	---	---	---
Securities sold under agreements to repurchase	21,505	21,505	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	241	114	121	6	---
Total	$341,632	$115,019	$108,637	$85,976	$32,000

All FHLB of Boston advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated in the above table at their contractual final maturity dates. At September 30, 2009, the Bank had $82,000 in callable advances, of which $67,000 are currently callable.

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

At September 30, 2009, commitments under existing standby letters of credit totaled $372, compared with $262 at December 31, 2008. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank's commitments to extend credit as of the dates shown:

	September 30,	December 31,
	2009	2008

Commitments to originate loans	$ 48,953	$ 31,584
Unused lines of credit	74,748	70,610
Un-advanced portions of construction loans	10,096	4,284
Total	$133,797	$106,478

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

At September 30, 2009, the Bank had two outstanding derivative instruments. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of September 30, 2009 are summarized below. Also refer to Note 7 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 9/30/09	Fair Value 9/30/09	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$51	$448	$613
$10,000	11/01/10	6.50%	$ 69	$26	$320	$394

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 5.0% of total assets. At September 30, 2009, liquidity, as measured by the basic surplus/deficit model, was 8.0% over both the 30-day and 90-day horizons.

At September 30, 2009, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $60 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower In Custody ("BIC") program at the Federal Reserve Bank of Boston. At September 30, 2009 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $118,976, or 11.2% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2009, over one and two-year horizons. In light of the Federal Funds rate of 0% - 0.25% and the two-year U.S. Treasury of 0.95% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would normally be the case.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
SEPTEMBER 30, 2009

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income change ($)	$ (286)	$ (157)
Net interest income change (%)	(0.84%)	(0.46%)
Year 2
Net interest income change ($)	$(1,914)	$1,123
Net interest income change (%)	(5.62%)	3.30%

As more fully discussed below, the September 30, 2009 interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the one-year horizon and will benefit from rising interest rates over the two year horizon.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will remain stable over the one year horizon and then begin to trend upward over the two year horizon and beyond. The upward trend over the two year horizon and beyond principally results from funding costs rolling over at rates lower than current portfolio levels while earning asset yields remain relatively stable.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will remain stable over the one year horizon as reductions to funding costs more than offset declining asset yields. Over the two year horizon, the interest rate sensitivity simulation model suggests the net interest margin will be pressured by accelerated cash flows on earning assets and the re-pricing of the Bank’s earning asset base, resulting in a slow downward trend in net interest income. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points, and the balance of the yield curve shifts in parallel with these increases, management believes net interest income will post a slight decline over the twelve month horizon, then begin a strong and steady recovery over the two year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price more quickly than its earning asset portfolios, causing a slight decline in net interest income. As funding costs begin to stabilize early in the second year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and improving levels of net interest income over the two year horizon and beyond. Management believes continued earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one year horizon should short-term and long-term interest rates rise in parallel. Over the two year horizon and beyond, management believes low to moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

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

          (a)  Exnibits

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

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: November 9, 2009	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: November 9, 2009	Gerald Shencavitz
Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date

3.2	Bylaws, as amended to date

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock

4.3	Letter Agreement with U. S. Treasury for purchase of Series A Preferred Stock

4.4	Warrant to Purchase Shares of Company Common Stock issued to U. S. Treasury

4.5	Debt Securities Purchase Agreement

4.6	Form of Subordinated Debt Security of Bar Harbor Bank & Trust

11.1	Statement re computation of per share earnings

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350