Form 10-K
period 2009-12-31
BAR HARBOR BANKSHARES
filed 2010-03-16
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 0-13666
BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification No.)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class Common Stock, $2.00 par value per share	Name of exchange on which registered NYSE Amex

        Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ___  NO   x
        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: YES ___ NO   x
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES ___ NO    x
        Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES        NO___
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section   229.405 of this chapter) is not contained herein, and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___
        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ___ Accelerated filer   x   Non-accelerated filer (do not check if a smaller reporting company) ___ Smaller reporting company ___
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ___ NO   x
        The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $86,538,384 based on the closing sale price of the common stock on the NYSE Amex on June 30, 2009, the last trading day of the registrant’s most recently completed second quarter.
        Number of shares of Common Stock par value $2.00 outstanding as of March 1, 2010: 3,773,204

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2010 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

(ix)	Significant changes in the extensive laws, regulations, and policies governing bank holding companies and their subsidiaries, which could alter the Company's business environment or affect its operations;

(x)	Changes in general, national, international, regional or local economic conditions and credit markets which are less favorable than those anticipated by Company management that could impact the Company's investment securities portfolio, quality of credits, or the overall demand for the Company's products or services; and

(xi)	The Company’s success in managing the risks involved in all of the foregoing matters.

You should carefully review all of these factors as well as the risk factors set forth in Item 1A. Risk Factors contained in this Annual Report of Form 10-K. There may be other risk factors that could cause differences from those anticipated by management.

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	6

	Organization	6
	Bar Harbor Bank & Trust	6
	Bar Harbor Trust Services	8
	Competition	8
	Management and Employees	9
	Supervision and Regulation	10
	Financial Information About Industry Segments	21
	Availability of Information – Company Website	21

ITEM 1A	RISK FACTORS	21

ITEM 1B	UNRESOLVED STAFF COMMENTS	27

ITEM 2	PROPERTIES	27

ITEM 3	LEGAL PROCEEDINGS	28

ITEM 4	RESERVED	28

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	29

	Market Information	29
	Dividends	30
	Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities	30
	Purchase of Equity Securities by the Issuer and Affiliated Purchasers	31
	Stock Based Compensation Plans	31
	Transfer Agent Services	32

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	32

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

	Executive Overview	34
	Application of Critical Accounting Policies	40
	Financial Condition	41
	Results of Operations	67

PART I

ITEM 1. BUSINESS

Organization

Bar Harbor Bankshares (the "Company") ("BHB") was incorporated under the laws of the state of Maine on January 19, 1984. At December 31, 2009, the Company had total consolidated assets of $1.1 billion and total shareholders equity of $114 million.

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

Bar Harbor Bank & Trust

The Bank, originally founded in 1887, is a Maine financial institution, and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum extent permitted by law. The Bank is subject to the supervision, regulation, and examination of the FDIC and the BFI. It is not a member of the Federal Reserve Bank.

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

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a material adverse effect on its business. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have historically not had a material adverse impact on the Bank or its liquidity position. Approximately 91% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on all of the deposit account products it offers and does not anticipate any material loss of these deposits.

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

Electronic Banking Services: The Bank continues to offer free Internet banking services, including free check images and electronic bill payment, through its dedicated website at  www.BHBT.com. Additionally, the Bank offers TeleDirect, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the Bank’s twelve (12) branch locations, as well as two machines in non-Bank locations. These ATMs access major networks throughout the United States, including Plus, NYCE, and other major ATM and credit card companies. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to 217 ATMs throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

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

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2009, Trust Services served 766 client accounts, with assets under management and assets held in custody amounting to $270.1 million and $15.4 million, respectively.

Competition

The Company competes principally in downeast and midcoast Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be in Hancock, Knox, and Washington counties, each in the state of Maine. According to the 2008 Census Bureau Report estimate, the population of these three counties was 53,197, 40,686 and 32,499 respectively, representing a combined population of approximately 126,382. The economies in these three counties are based primarily on tourism, healthcare, fishing, aquaculture, agriculture, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

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

As of December 31, 2009, the Bank employed 149 full-time equivalent employees, Trust Services employed 13 full-time equivalent employees, and the holding company employed 3 full-time employees, representing a full-time equivalent complement of 165 employees of the Company.

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

Supervision and Regulation

The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation, and examination by various federal and state bank regulatory agencies, including the Federal Reserve Bank (the "FRB"), Federal Deposit Insurance Corporation (the "FDIC"), and the Superintendent of the Maine Bureau of Financial Institions (the "Superintendant"), as well as other governmental agencies in the states in which the Company and its subsidiaries operate. The supervision, regulation, and examination to which the Company and its subsidiaries are subject are intended primarily to protect depositors and other customers, or are aimed at carrying out broad public policy goals, and are not necessarily for the protection of the shareholders.

Some of the more significant statutory and regulatory provisions applicable to banks and BHCs, to which the Company and its subsidiaries are subject, are described more fully below, together with certain statutory and regulatory matters concerning the Company and its subsidiaries. In response to the deterioration of the financial markets in 2008, comprehensive financial regulatory reform proposals are pending in both the U.S. House of Representatives and the U.S. Senate which may be adopted in whole or in part in 2010. These proposals would restructure the regulatory regime for financial institutions and impose significant additional requirements for banks and bank holding companies. Any change in applicable law or regulation may have a material effect on the Company’s business and operations, as well as those of its subsidiaries. The description of these statutory and regulatory provisions does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provision.

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

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company’s Tier 1 capital ratio as of December 31, 2009, was 15.34% and its total capital ratio was 17.14%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above 3%, banking organizations are required to maintain a ratio of at least 5% to be classified as well-capitalized. The Company’s leverage ratio as of December 31, 2009 was 10.35%.

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

Regulators also must take into consideration (1) concentrations of credit risk; (2) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Company, and any bank with significant trading activity, must incorporate a measure for market risk into their regulatory capital calculations. At December 31, 2009, and at the time of this report, the Company’s risk-based capital ratio and leverage ratio were well in excess of regulatory requirements, and its management expects these ratios to remain in excess of regulatory requirements. In addition, at December 31, 2009, and at the time of this report the Bank was well in excess of applicable FDIC requirements.

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

The federal banking agencies issued a final rule entitled "Risk Based Capital Standards: Advanced Capital Adequacy Framework-Basel II" ("Basel II") which became effective on April 1, 2008, and "core banks" ("core banks" are the approximately 20 largest U. S. bank holding companies) were required to adopt a board-approved plan to implement Basel II by October 1, 2008. It is possible Basel II may never be put into effect. If implemented, Basel II will result in significant changes to the risk-based capital standards for "core banks" subject to Basel II and other banks that elect to use such rules to calculate their risk-based capital requirements. In connection with Basel II, the Agencies published a joint notice of proposed rulemaking entitled "Risk-Based Capital Guidelines: Capital Adequacy Guidelines: Standardized Framework" on July 29, 2008 (the "Standardized Approach Proposal"). The Standardized Approach Proposal, if adopted by the Agencies, would provide all non-core banks with an optional framework, based upon the standardized approach under the international Basel II Accord, for calculating their risk-based capital requirements. The Bank does not currently expect to calculate its capital ratios under Basel II or in accordance with the Standardized Approach Proposal. Accordingly, the Company is not yet in a position to determine the effect of such rules on its risk capital requirements.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Part II, Item 7, section entitled "Capital Resources" and from Part II, Item 8, Notes to Consolidated Financial Statements, Note 12 "Shareholders’ Equity," each in this Annual Report on Form 10-K for the year ended December 31, 2009.

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

Declaration of Dividends: The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The Company depends upon dividends received from its subsidiary Bank to fund its activities, including the payment of dividends to shareholders. As described below, FDIC may also regulate the amount of dividends payable by the subsidiary banks. The inability of the Bank to pay dividends may have an adverse effect on the Company.

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

Consumer Protection Laws: In connection with its lending activities, the Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

In addition, federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act will prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machines ("ATM") and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in. The Bank has not in the past charged its customers for paying overdrafts on ATM transactions and one-time debit card transactions.

In 2009, the Maine legislature enacted, "An Act to Preserve Home Ownership and Stabilize the Economy by Preventing Unnecessary Foreclosures." This new state law provides for mediation of foreclosures of residential mortgages beginning January 1, 2010. Under the new law, borrowers may choose mediation at which the parties must attend and evaluate foreclosure alternatives in good faith. The new law also provides that issues such as reinstatement of the mortgage, modification of the loan and restructuring of the mortgage debt are to be addressed at these mediations. Maine’s new residential foreclosure law also requires that leasehold tenants be informed when a foreclosure judgment is issued against a landlord property owner.

Truth in Lending Act: In July 2008 and effective October 1, 2009, the Federal Reserve Board issued final rules amending Regulation Z, which implements the Truth in Lending Act ("TILA"). Final rules adopted new protections for consumer mortgage loans, including several provisions that address recent problems in the sub-prime mortgage market. Among other things, the rules added four key protections for a newly defined category of ‘higher-priced mortgage loans" secured by a consumer’s principal dwelling. For loans in this category, these protections will: (i) prohibit a lender from making a loan without regard to borrowers' ability to repay the loan from income and assets other than the home's value.  A lender complies, in part, by assessing repayment ability based on the highest scheduled payment in the first seven years of the loan. To show that a lender violated this prohibition, a borrower does not need to demonstrate that it is part of a "pattern or practice"; (ii) require creditors to verify the income and assets they rely upon to determine repayment ability; (iii) ban any prepayment penalty if the payment can change in the initial four years.   For other higher-priced loans, a prepayment penalty period cannot last for more than two years; (iv) require creditors to establish escrow accounts for property taxes and homeowner's insurance for all first-lien mortgage loans.

In addition to the rules governing higher-priced loans, the rules adopted the following protections for loans secured by a consumer's principal dwelling, regardless of whether the loan is higher-priced: (i) creditors and mortgage brokers are prohibited from coercing a real estate appraiser to misstate a home's value. (ii) companies that service mortgage loans are prohibited from engaging in certain practices, such as pyramiding late fees; (iii) mortgage loan servicers are required to credit consumers' loan payments as of the date of receipt and provide a payoff statement within a reasonable time of request.

The rule's definition of "higher-priced mortgage loans" will capture virtually all loans in the sub-prime market, but generally exclude loans in the prime market.  To provide an index, the Federal Reserve Board will publish the "average prime offer rate," based on a survey currently published by Freddie Mac.  A loan is higher-priced if it is a first-lien mortgage and has an annual percentage rate that is 1.5 percentage points or more above this index, or 3.5 percentage points if it is a subordinate-lien mortgage.

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

Insurance of Accounts and FDIC Regulation: As an institution with deposits insured by the FDIC, the Bank is subject to FDIC deposit insurance assessments. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the "FDI Reform Act"). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the "DIF") that covers both banks and savings associations. Under the provisions of the FDI Reform Act, the regular insurance assessments to be paid by insured institutions are specified in schedules issued by the FDIC that specify a target reserve ratio designed to maintain that ratio between 1.15% and 1.50% of estimated insured deposits.

Under the FDI Reform Act, the FDIC imposed deposit insurance assessments based on one of four assessment categories depending on an institution’s capital classification under the prompt corrective action provisions described above and an institution’s long-term debt issuer ratings. The adjusted assessment rates for insured institutions under the modified system range from 5 to 43 basis points of assessable deposits depending upon the assessment category into which the insured institution is placed. The annual assessment rate for the Bank during 2008 was 7 basis points.

In December 2008, the FDIC approved a final rule on deposit assessment rates for the first quarter of 2009. The rule raised assessment rates uniformly by 7 basis points (annually) for the first quarter of 2009 only. On February, 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 and an interim final rule imposing a special assessment on each insured depository institution to increase the DIF reserve ratio. The final rule revising the FDIC risk-based assessment system, which was first proposed in October 2008, adjusted the risk-based calculation for an institution’s unsecured debt, secured liabilities and brokered deposits. The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points of assessable deposits. The basic assessments for Risk Category I, applicable to the least risky institutions, including the Bank, range from 12 to 16 basis points, but can be adjusted to 7 to 24 basis points under the revised system. The total 2009 annual assessment rate for the Bank amounted to 12 basis points. The FDIC’s interim final rule proposing the emergency assessment contemplated a 20 basis point assessment on each insured depository institution’s insured deposits as of June 30, 2009 and collected on September 30, 2009.

On May 22, 2009, the FDIC adopted a final rule reducing the amount of the proposed emergency assessment and imposed a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution could not exceed 10 basis points times the institution’s assessment base for the second quarter of 2009. The Bank’s special assessment amounted to $492,126 and was collected on September 30, 2009.

On September 29, 2009, the FDIC proposed a rule that was subsequently adopted in final form by the FDIC board of directors on November 12, 2009 that required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the amount to prepay, the FDIC required that institutions use their total base assessment rate in effect on September 30, 2009 and increase that assessment base quarterly at a 5 percent annual growth rate through the end of 2012. On September 29, 2009, the FDIC also increased annual assessment rates uniformly by 3 basis points beginning in 2011 such that an institution’s assessment for 2011 and 2012 would be increased by an annualized 3 basis points. The Bank’s prepayment for 2010, 2011 and 2012 amounted to $3,791,550, of which $3,550,596 represented the prepayment for 2010, 2011, and 2012.

Incremental to insurance fund assessments, the FDIC assesses deposits to fund the repayment of debt obligations of the Financing Corporation ("FICO"). FICO is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rate established by the FDIC is 1.06 basis points. The Bank’s 2009 FICO assessment amounted to $64,191.

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

Temporary Liquidity Guarantee Program: Following a systemic risk determination pursuant to the FDI Reform Act, the FDIC announced a Temporary Liquidity Guarantee Program ("TLGP"), which temporarily guarantees the senior debt of all FDIC-insured institutions and certain holding companies, as well as deposits in traditional noninterest-bearing deposit transaction accounts, including certain types of attorney trust accounts, and NOW accounts as long as the interest rate does not exceed 0.50%. The TLGP was available to those institutions and holding companies that did not elect to opt out of the TLGP by December 5, 2008. The Bank chose to continue its participation in the TLGP and, thus, did not opt out.

Since October 2008, the Bank has participated in the Transaction Account Guarantee ("TAG") component of the TLGP. Under this program, all noninterest-bearing transaction accounts (including certain types of attorney trust accounts, and NOW accounts as long as the interest rate does not exceed 0.50%) were fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009. Coverage under the TAG was available for the first 30 days without charge and a 10 basis point surcharge was applied to the current assessment rate for the Bank thereafter on amounts in covered accounts exceeding $250,000. Coverage under this program is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules that currently insure up to at least $250,000 per depositor through December 31, 2013, after which the standard insurance amount will return to $100,000 per depositor for all account categories except for certain retirement accounts that will remain at $250,000 per depositor.

On August 26, 2009, the FDIC extended the TAG for an additional six months for those insured depository institutions that elected to continue in the program. The Bank elected to continue in the TAG through June 30, 2010, when the program will end. The surcharge for coverage in the program after December 31, 2009 was raised to 15 basis points based upon the Bank being assigned the lowest risk category by the FDIC under its risk-based premium system. Pursuant to the terms of the TAG, after June 30, 2010 funds held by the Bank in noninterest-bearing transaction accounts will no longer be guaranteed in full, but will be insured under the FDIC’s general deposit insurance rules.

The Emergency Economic Stabilization Act of 2008; American Recovery and Reinvestment Act of 2009: In the third quarter of 2008, the Federal Reserve, the U.S. Treasury and the FDIC initiated measures to stabilize the financial markets and to provide liquidity for financial institutions. The Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law on October 3, 2008 and authorized the U.S. Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system pursuant to the Troubled Asset Relief Program ("TARP"). Under the authority of EESA, the U.S. Treasury instituted a voluntary capital purchase program ("CPP") under TARP to encourage healthy U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the CPP program, the U.S. Treasury purchased senior preferred shares of financial institutions which pay cumulative dividends at a rate of 5% per year for five years and thereafter at a rate of 9% per year. The minimum subscription amount available to a participating institution was one percent of total risk-weighted assets. In general, the maximum subscription amount was three percent of risk-weighted assets.

The terms of the senior preferred shares, as amended by the American Recovery and Reinvestment Act of 2009 ("ARRA"), provide that the shares may be redeemed, in whole or in part, at par value plus accrued and unpaid dividends upon approval of the U.S. Treasury and the participating institution’s primary banking regulators. The senior preferred shares are non-voting and qualify as Tier 1 capital for regulatory reporting purposes.

On January 16, 2009, as part of the CPP established by the Treasury under the EESA, the Company sold to Treasury (i) 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of one thousand dollars per share; and (ii) a ten-year warrant to purchase up to 104,910 shares of the Company’s common stock, par value two dollars per share at an initial exercise price of $26.81 per share (the "Warrant"), for an aggregate purchase price of $18,751,000 in cash. All of the proceeds from the sale were treated as Tier 1 capital for regulatory purposes. The investment in the Company by Treasury through the CPP increased the Company’s and the Bank’s already strong Tier 1 Leverage, Tier 1 Risk-based and Total Risk-based capital ratios by approximately 200, 300, and 300 basis points, respectively.

On December 21, 2009, the Company completed its offering of 800,000 shares of common stock to the public at $27.50 per share. The net proceeds from this offering, after deducting underwriting discounts and estimated expenses amounted to $20,412,000. As a result of the successful completion of this common stock offering, the number of shares of the Company’s common stock subject to the Warrant sold to the Treasury was subsequently reduced by one half to 52,455 shares.

On January 20, 2010 the Company completed the closing of the underwriter’s exercise of its over-allotment option to purchase an additional 82,021 shares of the Company’s common stock at a purchase price to the public of $27.50 per share. The Company received total net proceeds from the offering, including the exercise of the over-allotment option, after deducting underwriting discounts and expenses, amounting to $22,442,000.

On February 24, 2010, the Company redeemed all 18,751 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, it sold to the Treasury as part of the CPP. The Company paid $18,774,439 to the Treasury to redeem the Preferred Stock, consisting of $18,751,000 of principal and $23,439 of accrued and unpaid dividends. The Company and the Bank received approvals from their respective regulators to redeem the Preferred Stock. The Company’s redemption of the Preferred Stock is not subject to any additional conditions or stipulations from the Treasury or the Company’s and the Bank’s principal regulators.

The Company intends to seek agreement with the Treasury to repurchase the Warrant at its fair market value. However, there can be no assurance that the Company will reach agreement with the Treasury as to a fair market value of the Warrant, or that the Company will repurchase the Warrant.

Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as the Company. Specifically, the Sarbanes-Oxley Act of 2002 and the various regulations promulgated thereunder, established, among other things: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company’s securities by the Chief Executive Officer and Chief Financial Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (viii) a range of civil and criminal penalties for fraud and other violations of the securities laws.

Taxation: The Company is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code. The Company is also subject to state taxation under the laws of the state of Maine.

Governmental Policies: The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on the Company’s business and earnings.

Other Legislative Initiatives: Proposals may be introduced in the United States Congress and in the Maine State Legislature and before various bank regulatory authorities which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the regulatory framework. It cannot be predicted what additional legislative and/or regulatory proposals, if any, will be considered in the future, whether any such proposals will be adopted or, if adopted, how any such proposals would affect the Company or the Bank.

Financial Information about Industry Segments

The information required under this item is included in the Company’s financial statements, which appear in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by cross reference thereto.

Availability of Information – Company Website

The Company maintains a website on the Internet at www.bhbt.com. The Company makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (proxy materials), and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission the ("SEC"). The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on the Company’s website does not constitute a part of this report.

ITEM 1A. RISK FACTORS

Risks Related to the Company

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

Dramatic declines in the national housing market since 2008, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect the Company’s business, financial condition and results of operations. In particular, the Company may face the following risks in connection with these events:

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

  Market developments may affect the Bank’s securities portfolio by causing other-than-temporary impairments, prompting write-downs and securities losses.

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

  The Bank may be required to pay significantly higher premiums to the Federal Deposit Insurance Corporation (the "FDIC") because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

A continuing or deepening economic recession in the markets served by the Bank, and the nation as a whole, could negatively impact household and corporate incomes. This impact could lead to decreased loan demand and increase the number of borrowers who fail to pay the Bank interest or principal on their loans, and accordingly, could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

Federal and state governments could pass legislation responsive to current credit conditions, which could cause the Bank to experience higher credit losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s headquarters are located at 82 Main Street, Bar Harbor, Maine, which also serves as the main office for the Bank.

As of December 31, 2009, the Bank operated 12 full-service banking offices throughout downeast and midcoast Maine; namely: Bar Harbor, Northeast Harbor, Southwest Harbor, Somesville, Deer Isle, Blue Hill, Ellsworth, Rockland, Winter Harbor, Milbridge, Machias, and Lubec. The Bank owns eleven of these banking offices and leases one at prevailing market rates.

The Bank’s Ellsworth office consists of a building constructed in 1982 and two additional parcels contiguous to this branch. The City of Ellsworth is considered the hub of downeast Maine and the Bank’s Ellsworth office is by far its busiest location. The Bank is currently exploring a substantial reconfiguration of the Ellsworth banking office and its surrounding campus to better meet the Bank’s needs at that location.

An Operations Center is located in Ellsworth, Maine, that houses the Company’s operations and data processing centers. The Bank also owns a 22,000-square-foot office building at 135 High Street, Ellsworth, Maine, which is occupied by the Bank and Trust Services. Trust Services also leases space at One Cumberland Place in Bangor, Maine.

In the opinion of management, the physical properties of the Company and the Bank are considered adequate to meet the needs of customers in the communities served. Additional information relating to the Company’s properties is provided in Item 8, Note 6 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of management based upon currently available information will have no material effect on the Company's consolidated financial statements.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the NYSE Amex under the trading symbol BHB.

The following table sets forth the market prices per share of BHB Common Stock as reported by NYSE Amex:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2009	$26.65	$17.28	$31.76	$22.30	$37.20	$30.53	$35.00	$26.27
2008	$32.00	$28.50	$31.45	$27.00	$30.52	$19.25	$28.00	$25.00

As of March 1, 2010, there were 2,629 registered holders of record of BHB Common Stock.

Performance Graph

The following graph illustrates the estimated yearly percentage change in the Company's cumulative total stockholder return on its common stock for each of the last five years. Total stockholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also illustrates the comparable stockholder return of NYSE Amex listed banks as a group as measured by the NYSE Amex Composite Index and the NYSE Arca Banks & Financial Services index. The graph assumes a $100 investment on December 31, 2004 in the common stock of each of the Company, the NYSE Amex Composite index and the NYSE Arca Bank & Financial Services index as a group and measures the amount by which the market value of each, assuming reinvestment of dividends, has increased as of December 31 of each calendar year since the base measurement point of December 31, 2004.

[Performance graph]

Market values are based on information obtained from the NYSE Amex.

	12/04	12/05	12/06	12/07	12/08	12/09

Bar Harbor Bankshares	100.00	93.63	116.55	118.87	100.91	111.60
NYSE Amex Composite	100.00	125.80	150.40	178.95	108.56	147.27
NYSE ARCA. Banks & Financial Services	100.00	89.32	98.82	90.05	70.60	65.60

Dividends

Common stock dividends paid by the Company in 2009 and 2008 are summarized below:

Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2009	$0.26	$0.26	$0.26	$0.26	$1.04
2008	$0.25	$0.25	$0.26	$0.26	$1.02

During 2009, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $2,994, compared with $3,004 in 2008. The Company’s 2009 dividend payout ratio amounted to 32.6% compared with 38.8% in 2008. The total regular cash dividends paid in 2009 amounted to $1.04 per share of common stock, compared with $1.02 in 2008, representing an increase of $0.02, or 2.0%.

In the first quarter of 2010, the Company’s Board of Directors declared a regular cash dividend of $0.26 per share of common stock, unchanged from the prior quarter and the same quarter in 2009. The dividend will be paid March 15, 2010 to shareholders of record as of the close of business on February 16, 2010.

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

In January 2009 the Company became subject to certain material restrictions and limitations on its ability to declare or pay dividends on its shares of common stock that arose from the Company’s participation in the Treasury’s Capital Purchase Program ("CPP"). Generally, the consent of the U.S. Treasury was required for the Company to increase its quarterly cash dividend in excess of $0.26 per share of common stock. In February 2010, the Company redeemed all of its Preferred Stock it sold to the Treasury as part of the CPP. The Company’s redemption of the Preferred Stock is not subject to any additional conditions or stipulations from the Treasury or the Company’s and the Bank’s principal regulators, including limitations on the Company’s ability to increase quarterly cash dividends above $0.26 per share of common stock.

For further information, refer to Item 6, Selected Consolidated Financial Data for dividend related ratios and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (specifically the "Capital Resources" section), for dividend restrictions, which is incorporated herein by cross reference thereto.

Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities

Except as disclosed in the Company’s Quarterly Reports and Current Reports on Form 8-K, no unregistered securities were sold by the Company during the year ended December 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to any purchase of shares of the Company’s common stock made by or on behalf of the Company or any "affiliated purchaser" for the quarter ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-31, 2009	---	$ ---	---	233,218
November 1-30, 2009	---	$ ---	---	233,218
December 1-31, 2009	---	$ ---	---	233,218

(1) In August 2008, the Company’s Board of Directors approved a program to repurchase of up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and is authorized to continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. The program will remain in effect until fully utilized or until modified, superseded or terminated.

In January 2009 the Company suspended purchases under the stock repurchase plan as required under the Purchase Agreement with Treasury in connection with the Company’s participation in the CPP. In February 2010, the Company redeemed all of its Preferred Stock it sold to the Treasury as part of the CPP. The Company’s redemption of the Preferred Stock is not subject to any additional conditions or stipulations from the Treasury or the Company’s and the Bank’s principal regulators, including limitations on the Company’s ability to repurchase shares of its common stock.

During the quarter ended December 31, 2009, there were no purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Sec. 240.10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock.

Stock Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2009, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no plans that have not been approved by shareholders. Additional information is presented in Note 13, Stock-Based Compensation Plans, in the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights, net of forfeits and exercised shares (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for issuance under equity compensation (excluding securities referenced in column (a)) (c)

Equity compensation plans approved by security holders	273,797	$22.80	190,829
Equity compensation plans not approved by security holders	---	N/A	---

Total	273,797	$22.80	190,829

Transfer Agent Services

American Stock Transfer & Trust Company provides transfer agent services for the Company. Inquiries may be directed to: American Stock Transfer & Trust Company, 6201 15th Avenue, 3rd Floor, Brooklyn, NY, 11219, telephone: 1-800-937-5449, Internet address: www.amstock.com.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The supplementary financial data presented in the following table contains information highlighting certain significant trends in the Company’s financial condition and results of operations over an extended period of time.

The following information should be analyzed in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the audited consolidated financial statements included in this Annual Report on Form 10-K.

Unless otherwise noted, all dollars are expressed in thousands except share data.

FIVE-YEAR SUMMARY OF FINANCIAL DATA
As of and For the Years Ended December 31,

	2009	2008	2007	2006	2005
Balance Sheet Data

Total assets	$1,072,381	$972,288	$889,472	$824,877	$747,945
Total securities	347,026	290,502	264,617	213,252	183,300
Total loans	669,492	633,603	579,711	555,099	514,866
Allowance for loan losses	(7,814)	(5,446)	(4,743)	(4,525)	(4,647)
Total deposits	641,173	578,193	539,116	496,319	445,731
Total borrowings	311,629	323,903	278,853	260,712	239,696
Total shareholders' equity	113,514	65,445	65,974	61,051	56,104
Average assets	1,052,496	926,357	841,206	788,557	689,644
Average shareholders' equity	88,846	65,139	62,788	57,579	56,132

Results Of Operations

Interest and dividend income	$ 54,367	$ 53,594	$ 51,809	$ 46,145	$ 37,195
Interest expense	21,086	26,403	28,906	24,449	15,336
Net interest income	33,281	27,191	22,903	21,696	21,859
Provision for loan losses	3,207	1,995	456	131	---
Net interest income after provision for loan losses	30,074	25,196	22,447	21,565	21,859

Non-interest income	6,022	6,432	5,929	6,876	6,415
Non-interest expense	21,754	20,513	18,201	18,677	19,268

Income before income taxes	14,342	11,115	10,175	9,764	9,006
Income taxes	3,992	3,384	3,020	2,885	2,582

Net income	$ 10,350	$ 7,731	$ 7,155	$ 6,879	$ 6,424
Preferred stock dividends and accretion of discount	1,034	---	---	---	---
Net income available to common shareholders	$ 9,316	$ 7,731	$ 7,155	$ 6,879	$ 6,424

Per Common Share Data:
Basic earnings per share	$ 3.19	$ 2.63	$ 2.36	$ 2.26	$ 2.09
Diluted earnings per share	$ 3.12	$ 2.57	$ 2.30	$ 2.20	$ 2.03
Cash dividends per share	$ 1.04	$ 1.02	$ 0.96	$ 0.91	$ 0.84
Dividend payout ratio	32.56%	38.84%	40.54%	40.12%	40.23%

Selected Financial Ratios:
Return on total average assets	0.98%	0.83%	0.85%	0.87%	0.93%
Return on total average equity	11.65%	11.87%	11.40%	11.95%	11.44%
Tax-equivalent net interest margin	3.40%	3.13%	2.91%	2.98%	3.44%

Capital Ratios:
Tier 1 leverage capital ratio	10.35%	6.61%	7.10%	7.34%	7.52%
Tier 1 risk-based capital ratio	15.34%	9.95%	10.76%	10.82%	11.10%
Total risk-based capital ratio	17.14%	11.60%	11.59%	11.65%	12.05%

Asset Quality Ratios:
Net charge-offs to average loans	0.13%	0.21%	0.04%	0.05%	0.04%
Allowance for loan losses to total loans	1.17%	0.86%	0.82%	0.82%	0.90%
Allowance for loan losses to non-performing loans	85%	124%	230%	721%	535%
Non-performing loans to total loans	1.37%	0.70%	0.36%	0.11%	0.17%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the years ended December 31, 2009, 2008, and 2007, and financial condition at December 31, 2009, and 2008, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully tax-equivalent basis. Specifically, included in 2009, 2008 and 2007 interest income was $3,195, $1,992, and $1,495, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax-equivalent adjustments of $1,505, $899 and $655 in 2009, 2008 and 2007, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this Annual Report on Form 10-K provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2009, the Company had consolidated assets of $1.1 billion and was one of the larger independent community banking institutions in the state of Maine.

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

Summary Financial Condition

Total assets ended the year at $1,072,381, representing an increase of $100,093, or 10.3%, compared with December 31, 2008.

  Loans: Total loans ended the year at $669,492, representing an increase of $35,889, or 5.7%, compared with December 31, 2008. Loan growth was led by commercial loans and tax-exempt loans to local municipalities, which were up $47,471 and $8,780, or 14.8% and 163.9%, compared with December 31, 2008, respectively. Consumer loans, which principally consist of residential real estate mortgage loans, declined $20,107 or 6.6% compared with December 31, 2008, largely reflecting principal pay-downs from the Bank’s residential mortgage loan portfolio.

While the Bank’s residential mortgage loan portfolio declined in 2009, residential mortgage loan origination activity increased significantly, principally reflecting declines in residential mortgage loan interest rates, borrower refinancing activity, more affordable home prices and tax incentive programs. Because of the interest rate risk considerations associated with holding low coupon mortgage loans, $29,842 of low fixed rate residential mortgages originated in 2009 were sold in the secondary market with customer servicing retained by the Bank and as a result were not reflected in outstanding loan balances at period end.

  Credit Quality: At December 31, 2009, the Bank’s total non-performing loans amounted to $9,176 or 1.37% of total loans, compared with $4,404, or 0.70% at December 31, 2008. One agricultural loan accounted for $1,500 of total year-end 2009 non-performing loans and represented approximately one-third of the year-over-year increase. Non-performing commercial real estate mortgages and residential real estate mortgages ended the year at $3,096 and $2,498, respectively, up $1,451 and $802 compared with December 31, 2008.

During 2009 the Bank’s loan loss experience showed improvement compared with the loan loss experience in 2008. Total net loan charge-offs amounted to $839 in 2009, or net charge-offs to average loans outstanding of 0.13%, compared with $1,292, or net charge-offs to average loans outstanding of 0.21% in 2008.

For the year ended December 31, 2009, the Bank recorded a provision for loan losses (the "provision") of $3,207, representing an increase of $1,212, or 60.8%, compared with 2008. The increase in the provision was principally attributed to a deterioration in overall credit quality, growth in the loan portfolio, and depressed economic conditions, including elevated unemployment levels and declining real estate values in the markets served by the Bank.

The Bank maintains an allowance for loan losses (the "allowance") which is available to absorb probable losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses. At December 31, 2009, the allowance stood at $7,814, representing an increase of $2,368 or 43.5% compared with December 31, 2008. At December 31, 2009, the allowance expressed as a percentage of total loans stood at 1.17%, up from 0.86% at December 31, 2008.

  Securities: Total securities ended the year at $347,026, representing an increase of $56,524, or 19.5%, compared with December 31, 2008. Securities purchased during 2009 consisted of mortgage-backed securities issued by U.S. Government agencies and sponsored enterprises, debt obligations of U.S. Government-sponsored enterprises, and obligations of state and political subdivisions thereof.

  Deposits: Total deposits ended the year at $641,173, representing an increase of $62,980, or 10.9%, compared with December 31, 2008. Total retail deposits ended the year at $549,183, up $59,496 or 12.1% compared with December 31, 2008. Savings, money market, and NOW account deposits combined were up $14,802 or 6.4%, while retail time deposits were up $44,905 or 22.4% compared with December 31, 2008.

Brokered deposits obtained from the national market ended the year at $91,990, representing an increase of $3,484, or 3.9%, compared with December 31, 2008. Brokered deposits are generally utilized to help support the Bank’s earning asset growth, while maintaining its strong, on-balance sheet liquidity position via secured borrowing lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank.

  Borrowings: Total borrowings ended the year at $311,629, representing a decline of $12,274, or 3.8%, compared with December 31, 2008. The 2009 decline in borrowings was attributed to the sale of 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock to the U.S. Treasury in the first quarter of 2009, the cash proceeds from which amounted to $18,751. The decline in 2009 borrowings was also attributed to the issuance of 800,000 shares of common stock to the public in the fourth quarter of 2009, the net cash proceeds from which amounted to $20,412. The net cash proceeds from the foregoing transactions were deployed to pay down short-term borrowings, while largely supporting 2009 earning asset growth.

  Capital: At December 31, 2009, the Bank continued to exceed regulatory requirements for "well-capitalized" institutions. Company management considers this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Under the capital adequacy guidelines administered by the Bank’s principal regulators, "well-capitalized" institutions are those with Tier I Leverage, Tier I Risk-based, and Total Risk-based ratios of at least 5%, 6% and 10%, respectively. At December 31, 2009, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios were 10.35%, 15.34% and 17.14%, compared with 6.61%, 9.95% and 11.60% at December 31, 2008, respectively.

In January 2009, the Company issued and sold $18,751 in Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, to the U.S. Treasury in connection with its participation in the U.S. Treasury’s Capital Purchase Program ("CPP"). The CPP is a voluntary program designed by the U.S. Treasury to provide additional capital to healthy, "well-capitalized" banks, to help provide economic stimulus through the creation of additional lending capacity in local banking markets.

In December 2009 the Company completed its previously announced offering of 800,000 shares of common stock to the public at $27.50 per share. The net proceeds from this offering, after deducting underwriting discounts and estimated expenses amounted to $20,412. As previously reported, in January 2010 the Company completed the closing of the underwriter’s exercise of its over-allotment option to purchase an additional 82,021 shares of the Company’s common stock at a purchase price to the public of $27.50 per share. The Company received total net proceeds from the offering, including the exercise of the over-allotment option, after deducting underwriting discounts and expenses, amounting to $22,442.

On February 4, 2010 the Company redeemed all 18,751 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, it sold to the Treasury as part of the CPP. The Company paid $18,774 to the Treasury to redeem the Preferred Stock, consisting of $18,751 of principal and $23 of accrued and unpaid dividends. The Company and the Bank received approvals from their respective regulators to redeem the Preferred Stock. The Company’s redemption of the Preferred Stock is not subject to any additional conditions or stipulations from the Treasury or the Company’s and the Bank’s principal regulators.

The Company intends to seek agreement with the Treasury to repurchase the Warrant at its fair value. However, there can be no assurance that the Company will reach agreement with the Treasury as to a fair value of the Warrant, or that the Company will repurchase the Warrant.

At December 31, 2009, the Company’s tangible common equity ratio stood at 8.60%, up from 6.42% at December 31, 2008.

  Shareholder Dividends: Total regular cash dividends paid by the Company in 2009 amounted to $1.04 per share of common stock, compared with $1.02 in 2008, representing an increase of 2.0%.

Summary Results of Operations

For the year ended December 31, 2009, net income available to common shareholders amounted to $9,316 compared with $7,731 for the year ended December 31, 2008, representing an increase of $1,585, or 20.5%. The Company’s diluted earnings per share, after preferred stock dividends and accretion of preferred stock discount, amounted to $3.12 for 2009 compared with $2.57 in 2008, representing an increase of $0.55, or 21.4%. The Company’s return on average shareholders’ equity amounted to 11.65%, compared with 11.87% in 2008.

  Net Interest Income: For the year ended December 31, 2009, net interest income on a tax-equivalent basis amounted to $34,786, representing an increase of $6,696, or 23.8%, compared with 2008. The increase in 2009 net interest income compared with 2008 was principally attributed to an improved net interest margin, combined with average earning asset growth of 14.0%. For the year ended December 31, 2009, the tax-equivalent net interest margin amounted to 3.40%, representing an improvement of 27 basis points compared with 2008.

During 2008 the targeted fed funds rate fell from 4.25% to a range of 0% to 0.25%, where it stayed for all of 2009. The decline in short-term interest rates favorably impacted the Bank’s 2009 net interest margin, as the cost of interest bearing liabilities declined faster and to a greater degree than the decline in earning asset yields.

  Non-interest Income: For the year ended December 31, 2009, total non-interest income amounted to $6,022, representing a decline of $410 or 6.4% compared with 2008. The decline in non-interest income was attributed to a variety of factors, including a $1,265 or 61.9% decline in credit and debit card service charges and fees, reflecting the previously reported sale of the Bank’s merchant processing and Visa credit card portfolios in the fourth quarter of 2008. This decline was offset by a comparable decline in debit and credit card expenses, which are included in non-interest expense in the Company’s consolidated statements of income. The decline in 2009 non-interest income was also attributed to a $313 gain recorded in 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering. Service charges on deposit accounts declined $182 or 11.4% compared with 2008, principally attributed to declines in deposit account overdraft activity.

Trust and financial services fees amounted to $2,444 in 2009, representing a decline of $69 or 2.7%, principally reflecting lower average market values of assets under management during 2009 compared with 2008. Following a recovery in the equity markets, assets under management at December 31, 2009 rose to $270,115, representing an increase of $39,892 or 17.3% compared with December 31, 2008.

The foregoing declines in non-interest income were offset in part by a $475 increase in income from mortgage banking activities, largely reflecting the gains on sales of certain residential mortgage loans in the secondary market during 2009.

Total securities gains, net of other-than-temporary impairment losses ("OTTI"), amounted to $67 in 2009, compared with net securities losses net of OTTI of $831 also in 2008. The $67 in net securities gains were comprised of realized gains on the sale of securities amounting to $2,528, offset by other-than-temporary impairment losses of $2,461 on certain available-for-sale, 1-4 family, non-agency mortgage backed securities.

  Non-interest Expense: For the year ended December 31, 2009, total non-interest expense amounted to $21,754, representing an increase of $1,241, or 6.0%, compared with 2008. The increase in non-interest expense was principally attributed to a $1,286 or 959.7% increase in FDIC insurance assessments, including an emergency special FDIC assessment amounting to $492. The special assessment was levied on all FDIC insured financial institutions. Deposit insurance premiums for all FDIC insured banks have increased as a result of the FDIC’s plan to reestablish the Deposit Insurance Fund to levels required by the Federal Deposit Reform Act of 2005.

Salaries and employee benefits expense amounted to $11,594 in 2009, representing an increase of $767, or 7.1%, compared with 2008. The increase in salaries and employee benefits was principally attributed to increases in employee health insurance premiums, normal increases in base salaries, as well as changes in staffing levels and mix.

The increase in 2009 non-interest expense was also attributed to $281 in write-downs of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired, compared with $68 in 2008. These investment funds, which generally qualify for Community Reinvestment Act ("CRA") credit, represent socially responsible venture capital investments in small businesses throughout Maine and New England. These write-downs principally reflected the impact current economic conditions have had on these funds. Reflecting increased loan collection and foreclosure activity, the Bank’s loan collection expenses increased $185 in 2009, or 250.7%, compared with 2008.

The foregoing increases in 2009 non-interest expense were largely offset by the aforementioned decline in credit and debit card expenses of $1,084 or 76.6% and a $161 or 10.5% decline in furniture and equipment expenses.

  Efficiency Ratio: The Company’s efficiency ratio, or non-interest operating expenses divided by the sum of tax-equivalent net interest income and non-interest income other than net securities gains and other-than-temporary impairments, measures the relationship of operating expenses to revenues. Low efficiency ratios are typically a key factor for high performing financial institutions. For the year ended December 31, 2009, the Company’s efficiency ratio amounted to 53.2%, which was significantly better than industry averages.

  Income Taxes: For the year ended December 31, 2009, total income taxes amounted to $3,992, representing an increase of $608, or 18.0%, compared with the 2008. The Company’s effective tax rate amounted to 27.8% in 2009, compared with 30.4% in 2008. Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

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

Other-Than-Temporary Impairments on Securities: One of the significant estimates related to investment securities is the evaluation of other-than-temporary impairments. The evaluation of securities for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period of unrealized losses.

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

For securitized financial assets with contractual cash flows, such as private-label mortgage-backed securities, the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with an economic recession, similar to those the Company believes market participants would use. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate to the extent that the Company does not expect to receive the entire amount of future contractual principal and interest, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Refer to Part II, Item 7, Impaired Securities, and Part II, Item 8, Note 1 of the Consolidated Financial Statements in this Annual Report on Form 10-K, for further discussion and analysis concerning other-than-temporary impairments.

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2009 and 2008, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

Goodwill: The valuation techniques used by the Company to determine the carrying value of intangible assets acquired in acquisitions involves estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors. Any changes in the estimates used by the Company to determine the carrying value of its goodwill may have an adverse effect on the Company's results of operations. In addition, as a result of stock market volatility over the past eighteen months, especially in the financial services sector, many community banking companies have experienced declines in their stock prices. If these declines continue or worsen in 2010, impairment of the Company’s goodwill may occur.

Refer to Notes 1 and 7 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details of the Company’s accounting policies and estimates covering goodwill.

FINANCIAL CONDITION

Asset / Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets represented 97.1% and 96.8% of total average assets during 2009 and 2008, respectively.

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

Earning Assets

For the year ended December 31, 2009, the Company’s total average earning assets amounted to $1,022,037, compared with $896,350 in 2008, representing an increase of $125,687, or 14.0%. The 2009 increase in average earning assets was principally attributed to an $81,605 or 30.4% increase in the securities portfolio, followed by total average loan growth of $43,828, or 7.2%.

The tax-equivalent yield on total average earning assets amounted to 5.47% in 2009 compared with 6.08% in 2008, representing a decline of 61 basis points. The decline in the weighted average earning asset yield was principally attributed to the reduction of short-term interest rates by the Federal Reserve, the impact of which reduced the weighted average yield on the Bank’s variable rate loan portfolios. To a lesser extent, the weighted average loan yields were impacted by the renegotiation of certain fixed rate loans to variable rate loans with lower prevailing interest rates. The weighted average yield on the Bank’s loan portfolio amounted to 5.33% in 2009 compared with 6.18% in 2008, representing a decline of 85 basis points.

The weighted average tax-equivalent yield on the securities portfolio amounted to 5.98% in 2009 compared with 6.00% in 2008. Because the majority of the securities portfolio is comprised of fixed rate securities, the decline in interest rates and market yields did not significantly impact the portfolio’s weighted average yield during most of 2009. During the second half of 2009 the weighted average yield on the securities portfolio began to decline, with the fourth quarter yield amounting to 5.70% compared with 6.18% in the first quarter of 2009.

For the year ended December 31, 2009, total tax-equivalent interest and dividend income amounted to $55,872 compared with $54,493 in 2008, representing an increase of $1,379, or 2.5%. Interest income from the securities portfolio contributed $4,808 to the increase in 2009 interest and dividend income, largely offset by a $2,825 decline in interest income from the loan portfolio.

Total Assets

The Company’s assets principally consist of loans and securities, which at December 31, 2009 represented 62.4% and 32.4% of total assets, compared with 65.2% and 29.9% at December 31, 2008, respectively.

At December 31, 2009 the Company’s total assets stood at $1,072,381 compared with $972,288 at December 31, 2008, representing an increase of $100,093, or 10.3%. The increase in total assets was principally attributed to a $56,524 or 19.5% increase in securities, followed by a $35,889 or 5.7% increase in loans.

Securities

The average securities portfolio represented 34.3% of the Company’s average earning assets during 2009 and generated 37.5% of its total tax-equivalent interest and dividend income, compared with 30.0% and 29.6% in 2008, respectively.

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

The securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other non-agency, private-label issuers. The securities portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. government sponsored enterprises. At December 31, 2009, the securities portfolio did not contain any pools of sub-prime mortgage-backed securities, collateralized debt obligations, or commercial mortgage-backed securities. Additionally, the Bank did not own any equity securities or have any corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"), or any interests in pooled trust preferred securities or auction rate securities.

Total Securities: At December 31, 2009, total securities stood at $347,026 compared with $290,502 at December 31, 2008, representing an increase of $56,524, or 19.5%. Securities purchased during 2009 consisted of mortgage-backed securities issued by U.S. Government agencies and sponsored enterprises, debt obligations of U.S. Government-sponsored enterprises, and obligations of state and political subdivisions thereof.

Trading Securities: Trading securities are securities bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. During the years ended December 31, 2009 and 2008, the Bank did not own any trading securities.

Securities Held to Maturity: Securities held to maturity are debt securities for which the Bank has the positive intent and ability to hold until maturity. Held to maturity investments are reported at their aggregate cost, adjusted for amortization of premiums and accretion of discounts. During the years ended December 31, 2009 and 2008, the Bank did not own any securities held to maturity.

Securities Available for Sale: Securities available for sale represented 100% of total securities at December 31, 2009 and 2008.

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

The following table summarizes the securities available for sale portfolio as of December 31, 2009 and 2008:
	December 31, 2009
Available for Sale:	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 2,770	$ 13	$ 227	$ 2,556
Mortgage-backed securities:
US Government-sponsored enterprises	226,740	7,613	3	234,350
US Government agency	21,522	606	21	22,107
Private label	31,754	27	5,428	26,353
Obligations of states and political subdivisions thereof	63,821	1,674	3,835	61,660
Total	$346,607	$9,933	$9,514	$347,026

*includes the cumulative write-down of securities considered to be other-than-temporarily impaired at December 31, 2009, with impairment write-downs totaling $2,475; all related to private label mortgage backed securities

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

Obligations of U.S. Government-sponsored Enterprises: This category of securities represents promissory notes (debt instruments) issued by U.S. Government-sponsored enterprises, such as FNMA, FHLMC, FHLB, etc. All of these securities were credit rated AAA by all of the major credit rating agencies at December 31, 2009 and 2007.

At December 31, 2009, obligations of U.S. Government-sponsored enterprises, at fair value, totaled $2,556, compared with $701 at December 31, 2008, representing an increase of $1,855, or 264.6%.

At December 31, 2009, the Bank’s weighted average yield on obligations of U.S. Government-sponsored enterprises amounted to 5.02%, compared with 5.50% at December 31, 2008.

Mortgage-backed Securities Issued by U.S. Government-sponsored Enterprises: This category of securities represents mortgage backed securities issued and guaranteed by U.S. Government-sponsored enterprises, specifically, FNMA and FHLMC. These Government-sponsored enterprises were placed under the conservatorship of the U.S. Government on September 7, 2008. All of these securities were credit rated AAA by the major credit rating agencies at December 31, 2009 and 2008.

At December 31, 2009, mortgage-backed securities issued by U.S. Government-sponsored enterprises, at fair value, totaled $234,350, compared with $177,525 at December 31, 2008, representing an increase of $56,825, or 32.0%.

At December 31, 2009, the Bank’s weighted average yield on mortgage-backed securities issued by U.S. Government-sponsored enterprises amounted to 5.39%, compared with 5.84% at December 31, 2008, representing a decline of 45 basis points. The decline in the weighted average yield was principally attributed prevailing market yields during 2009, with securities being added to the portfolio at yields lower than the existing weighted average yield for this segment of the portfolio.

Mortgage-backed Securities Issued by U.S. Government Agencies: This category of securities represents mortgage-backed securities backed by the full faith and credit of the U.S. Government, such as the Government National Mortgage Association ("GNMA"). All of these securities were credit rated AAA at December 31, 2009 and 2008.

At December 31, 2009, mortgage-backed securities issued by U.S. Government agencies, at fair value, totaled $22,107, compared with $33,685 at December 31, 2008, representing a decline of $11,578, or 34.4%. This decline was principally attributed to principal pay downs exceeding historical norms and sales of certain securities, the proceeds from which were not reinvested in this class of securities.

At December 31, 2009, the weighted average yield on mortgage-backed securities issued by U.S. Government agencies amounted to 5.42%, compared with 5.77% at December 31, 2008, representing a decline of 35 basis points. The decline in the weighted average yield was principally attributed to the pay down or sale of securities with higher yields compared with the existing weighted yield for this segment of the portfolio.

Mortgage-backed Securities Issued by Private-label Issuers: This category of securities represents mortgage-backed securities issued by banks, investment banks, and thrift institutions. Typically, these securities are largely based on mortgages which exceed the conforming loan sizes required by agency securities. While private-label mortgage-backed securities are not guaranteed by any U.S. Government agency, they are credit rated by the major rating agencies (Moody’s, Standard & Poor’s and FITCH).

All of the Bank’s mortgage-backed securities issued by private-label issuers carry various amounts of credit enhancement, and none are classified as sub-prime mortgage-backed security pools. These securities were purchased based on the underlying loan characteristics such as loan to value ratios, borrower credit scores, property type and location, and the level of credit enhancement.

At December 31, 2009, mortgage-backed securities issued by private-label issuers, at fair value, totaled $26,353, compared with $39,558 at December 31, 2008, representing a decline of $13,205, or 33.4%. At December 31, 2009, the total amortized cost of the Bank’s private label MBS amounted to $31,754, compared with $43,579 at December 31, 2008, representing a decline of $11,825, or 27.1%. This decline was attributed to principal pay downs of $8,576 and other-than-temporary impairment ("OTTI") write downs of $2,461.

At December 31, 2009, $10,899 of the total fair value of the Bank’s private-label mortgage-backed securities portfolio was rated below investment grade by at least one of the major credit rating agencies. All of these below investment grade securities had been rated "AAA" by the credit rating agencies at the date of purchase and continued to be rated "AAA" through December 31, 2007. Beginning in 2008 and continuing into 2009, unprecedented market stresses began affecting all mortgage-backed securities (Agency and private label) as the economy in general and the housing market in particular seriously deteriorated. As a result, the Bank revised its assessments as to the full recoverability of its private label MBS and during 2009 and 2008 recorded $2,461 and $1,435 in OTTI write downs under existing accounting standards at that time. Refer to Part II, item 8, Notes to Consolidated Financial Statements, Notes 1 and 2 in this Annual Report on Form 10-K for further information on OTTI.

At December 31, 2009, the Bank’s weighted average yield on its private-label mortgage-backed securities portfolio amounted to 6.10%, compared with 5.89% at December 31, 2008.

Obligations of States and Political Subdivisions Thereof: Obligations of states and political subdivisions thereof ("municipal bonds") are issued by city, county and state governments, as well as by enterprises with a public purpose, such as certain electric utilities, universities and hospitals. Municipal obligations are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. The Bank’s municipal bond portfolio is generally concentrated in school districts across the U.S.A., which historically have been considered among the safest municipal bond investments. One of the primary attractions of municipal bonds is that "Bank Qualified" issues are federally tax exempt.

At December 31, 2009, the Bank’s municipal bond portfolio, at fair value, totaled $61,660, compared with $39,033 at December 31, 2008, representing an increase of $22,627, or 58.0%. At December 31, 2009, the fully tax-equivalent yield on the Bank’s municipal bond portfolio amounted to 7.53%, compared with 7.16% at December 31, 2008.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing into 2009, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, in 2008 and 2009 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2009 and 2008, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies.

Securities Maturity Distribution and Weighted Average Yields: The following table summarizes the maturity distribution of the amortized cost of the Bank’s securities portfolio and weighted average yields of such securities on a fully tax-equivalent basis as of December 31, 2009. The Bank recognizes the amortization of premiums and accretion of discounts in interest income using the interest method over the estimated life of the security. The maturity distribution is based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

SECURITIES
MATURITY SCHEDULE AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 2009
(at fair value)
	One Year or less		Greater than one year to Five years		Greater than Five to ten years		Greater than ten years		TOTAL
	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average rate	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average yield

Obligations of US Government-sponsored enterprises	$ ---	---	$1,013	2.50%	$ ---	---	$ 1,543	6.45%	$ 2,556	5.02%
Mortgage-backed securities:
US Government-sponsored enterprises	164	5.40%	301	4.73%	8,399	4.55%	225,486	5.42%	234,350	5.39%
US Government agency	---	---	83	2.17%	1,689	5.64%	20,335	5.41%	22,107	5.42%
Private-label	---	---	---	---	2,285	5.29%	24,068	6.17%	26,353	6.10%
Obligations of states and political subdivisions thereof	---	---	260	7.88%	4,672	7.26%	56,728	7.65%	61,660	7.53%
Total	$164		$1,657		$17,045		$328,160		$347,026

Securities Concentrations: At December 31, 2009 and 2008, the Bank did not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceeded 5% of the Company’s shareholders’ equity.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at December 31, 2009, amounted to an excess of $9,514, or 2.7% of the amortized cost total securities. At December 31, 2008 this amount represented an excess of $7,896, or 2.7% of the total securities portfolio. As of December 31, 2009, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $6,675, compared with $1,980 at December 31, 2008.

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to Part II, Item 8, Notes 1 and 2 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

At December 31, 2009 the Bank’s investment in FHLB stock totaled $16,068, compared with $14,796 at December 31, 2008, representing an increase of $1,272, or 8.6%.

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

In the first quarter of 2009, the FHLB of Boston advised its members that it is focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for the first quarter of 2009 were suspended, and no dividends were paid in 2009. The Company believes it is more likely than not that the suspension of FHLB stock dividends will continue throughout 2010.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB of Boston and its overall financial condition. For the year ended December 31, 2009, the FHLB reported an unaudited loss of $186.8 million, following a net loss of $115.8 million in 2008. These net losses were entirely attributed to OTTI losses in the FHLB’s securities portfolio. The FHLB also reported that it remained in compliance with all regulatory capital ratios as of December 31, 2009, and, in the most recent information available, was classified "adequately capitalized" by its regulator, the Federal Housing Finance Agency, as of September 30, 2009.

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2009. Further deterioration of the FHLB’s capital levels may require the Bank to deem its restricted investment in FHLB stock to be other-than-temporarily impaired. If evidence of impairment exists in future periods, the FHLB stock would reflect fair value using observable or unobservable inputs. The Bank will continue to monitor its investment in FHLB of Boston stock.

Loans

Total Loans: At December 31, 2009, total loans amounted to $669,492, compared with $633,603 at December 31, 2008, representing an increase of $35,889, or 5.7%. Commercial loans and tax-exempt loans to local municipalities led the overall growth of the loan portfolio in 2009.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the major components of the Bank’s loan portfolio, net of deferred loan origination fees and costs, as of December 31 over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2009	2008	2007	2006	2005

Commercial real estate mortgages	$269,776	$236,674	$183,663	$159,330	$135,269
Commercial and industrial loans	77,284	65,717	65,238	61,634	58,542
Agricultural and other loans to farmers	22,192	19,390	15,989	17,706	18,962
Total commercial loans	369,252	321,781	264,890	238,670	212,773

Residential real estate mortgages	225,750	249,543	251,625	253,114	236,712
Home equity loans	54,889	51,095	45,783	45,062	49,221
Consumer loans	4,665	4,773	10,267	10,889	12,565
Total consumer loans	285,304	305,411	307,675	309,065	298,498

Tax exempt loans	14,138	5,358	6,001	6,213	2,732

Deferred origination costs	798	1,053	1,145	1,151	863
Total loans	669,492	633,603	579,711	555,099	514,866
Allowance for loan losses	(7,814)	(5,446)	(4,743)	(4,525)	(4,647)
Total loans, net of allowance for loan losses	$661,678	$628,157	$574,968	$550,574	$510,219

At December 31, 2009, commercial loans comprised 55.2% of the total loan portfolio, compared with 50.8% at December 31, 2008. Consumer loans, which principally consisted of residential real estate mortgage loans, comprised 42.6% of total loans compared with 48.2% at December 31, 2008.

Factors contributing to the changes in the loan portfolio are enumerated in the following discussion and analysis.

Commercial Loans: At December 31, 2009, total commercial loans amounted to $369,252, compared with $321,781 at December 31, 2008, representing an increase of $47,471, or 14.8%. All categories of commercial loans posted meaningful increases.

Commercial loan growth has generally been challenged by a weakening economy, declining loan demand, and unrelenting competition for quality loans. Bank management attributes the overall growth in commercial loans, to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a local economy that is faring better than the nation as a whole.

The 2009 growth in the commercial loan portfolio was principally attributed to commercial real estate mortgage loans, which posted an increase of $33,102, or 14.0%, compared with December 31, 2008. At December 31, 2009 commercial real estate mortgage loans totaled $269,776 and represented 40.3% of the total loan portfolio, compared with 37.4% at December 31, 2009. Reflecting the Bank’s business region, approximately 26.3% of the CRE portfolio is represented by loans to the lodging industry. The Bank underwrites "hotel loans" as businesses versus properties and only to seasonal establishments

At December 31, 2009, commercial and industrial loans totaled $77,284, compared with $65,717 at December 31, 2008, representing an increase of $11,567, or 17.6%. This category of loans represented 11.5% of the loan portfolio at December 31, 2009, compared with 10.4% at December 31, 2008. The Bank’s market area demographics have historically limited the opportunity and growth potential in this particular category of loans.

Loans to finance agricultural production and other loans to farmers totaled $22,192 as of December 31, 2009, compared with $19,390 at December 31, 2008, representing an increase of $2,802, or 14.5%. This category of loans represented 3.3% of the total loan portfolio at December 31, 2009, compared with 3.1% at December 31, 2008. The communities served by the Bank generally offer limited opportunities for lending in this industry sector. This category of loans includes loans related to Maine’s wild blueberry industry.

Consumer Loans: At December 31, 2009, total consumer loans, which principally consisted of residential real estate mortgage loans, stood at $285,304 compared with $305,411 at December 31, 2008, representing a decline $20,107, or 6.6%.

Residential real estate mortgage loans totaled at $225,750 as of December 31, 2009, compared with $249,543 at December 31, 2008, representing a decline of $23,793, or 9.5%. This category of loans represented 33.7% of the Bank’s total loan portfolio at December 31, 2008, compared with 39.4% at December 31, 2008.

Residential mortgage loan origination activity increased significantly in 2009, principally reflecting the declines in residential mortgage loan interest rates, borrower refinancing activity, more affordable home prices and tax incentive programs. However, while the Bank originated and closed $72,990 in residential real estate loans during 2009, this amount was largely offset by cash flows (principal pay-downs and re-financings) from the existing residential real estate loan portfolio. Additionally, because of the interest rate risk considerations associated with holding low coupon mortgage loans on the Bank’s balance sheet, $29,842 of the low fixed rate residential mortgages primarily originated in 2009 were sold in the secondary market with customer servicing retained and as a result were not reflected in outstanding loan balances at period end.

Loans to individuals for household, family and other personal expenditures ("consumer loans") totaled $4,665 at December 31, 2009 compared with $4,773 at December 31, 2008, representing a decline of $108, or 2.3%. Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank has not campaigned aggressively for consumer installment loans over the past five years.

Home equity loans totaled $54,889 at December 31, 2009, compared with $51,095 at December 31, 2008, representing an increase of $3,794, or 7.4%. Approximately 91% of the Bank’s home equity loan portfolio is represented by variable rate loans indexed to the Prime interest rate. Bank management believes the 2009 increase in home equity loans was principally attributed to a historically low Prime interest rate, providing borrowers with an attractive and readily available source of low cost borrowings, compared with other borrowing alternatives.

Tax Exempt Loans: Tax-exempt loans totaled $14,138 at December 31, 2009, compared with $5,358 at December 31, 2008, representing an increase of $8,780, or 163.9%. Tax-exempt loans represented 2.1% of the loan portfolio at December 31, 2009, compared with 0.8% at December 31, 2008.

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

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2009, approximately $70,846 or 10.6% of the Bank’s loan portfolio was represented by loans to the lodging industry, compared with $54,855 or 8.7% at December 31, 2008. Loan concentrations continued to principally reflect the Bank’s business region.

Subprime Mortgage Lending: Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that Bank management has ever actively pursued. In general, the industry does not apply a uniform definition of what actually constitutes "sub-prime" lending. In referencing sub-prime lending activities, Bank management relies upon several sources, including Maine’s predatory lending law enacted January 1, 2008, and the "statement of Subprime Mortgage Lending" issued by the federal bank regulatory agencies (the "agencies") on June 29, 2007, which further references the expanded guidance for sub-prime lending programs (the "expanded guidance"), issued by the agencies by press release dated January 31, 2001.

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

Real Estate Loans Under Foreclosure: At December 31, 2009, real estate loans under foreclosure totaled $3,552 compared with $2,463 at December 31, 2008, representing an increase of $1,089, or 44.2%.

At December 31, 2009, real estate loans under foreclosure were represented by eleven residential mortgage loans totaling $873 and 12 commercial real estate loans totaling $2,679.

At December 31, 2008, real estate loans under foreclosure were represented by six residential mortgage loans totaling $1,103 and six commercial real estate loans totaling $1,360. During 2009, foreclosure proceedings were completed or otherwise resolved on eight of these loans, and any resulting charge-offs were recognized.

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

At December 31, 2009 total OREO amounted to $854, compared with $83 as of December 31, 2008. Three residential properties comprised the December 31, 2009 balance of OREO.

Mortgage Loan Servicing: The Bank from time to time will sell residential mortgage loans to other institutions and investors such as the FHLMC. The sale of loans allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. Additionally, because of the interest rate risk considerations associated with holding low coupon mortgage loans on the Bank’s balance sheet, in 2009 the Bank sold $29,842 of its low fixed rate mortgage loans in the secondary market with customer servicing retained. At December 31, 2009, the unpaid balance of mortgage loans serviced for others totaled $32,810 compared with $4,575 at December 31, 2008, representing an increase of $28,235 or 617.2%.

Loan Portfolio Interest Rate Composition: The following table summarizes the commercial, tax-exempt and consumer components of the loan portfolio by fixed and variable interest rate composition, as of December 31, 2009 and 2008:

	2009	2008
Commercial:
Fixed	$ 42,939	$ 49,172
Variable	326,712	273,135
Total	$369,651	$322,307

Tax exempt:
Fixed	$ 9,138	$ 5,358
Variable	5,000	---
Total	$ 14,138	$ 5,358

Consumer:
Fixed	$172,506	$177,825
Variable	113,197	128,113
Total	$285,703	$305,938

Total loans:
Fixed	$224,583	$232,355
Variable	444,909	401,248
Total	$669,492	$633,603

At December 31, 2009, fixed and variable rate loans comprised 33.5% and 66.5% of the loan portfolio, respectively, compared with 36.7% and 63.3% at December 31, 2008. The 2009 increase in variable rate loans was principally driven by the historically low Prime interest rate, which is the index used for most of the Bank’s variable rate commercial loans. Most new borrowers elected Prime based loan pricing in 2009, while some existing borrowers renegotiated their higher cost fixed rate borrowings to lower cost Prime based borrowings.

Loan Maturities and Re-pricing Distribution: The following table summarizes fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2009 and 2008. Actual maturity dates may differ from contractual maturity dates due to prepayments, modifications and re-financings.

Maturities	2009	2008

One year or less	$237,293	$235,261
Over 1 - 5 years	144,108	179,359
Over 5 years	288,091	218,983
Total loans	$669,492	$633,603

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings, and loans past due 90 days or more and still accruing interest. At December 31, 2009, total non performing loans included one troubled debt restructuring (a residential real estate mortgage) amounting to $301, compared with none at December 31, 2008.

The following table sets forth the details of non-performing loans over the past five years.

TOTAL NON-PERFORMING LOANS
AT DECEMBER 31

	2009	2008	2007	2006	2005

Commercial real estate mortgages	$3,096	$1,645	$1,519	$253	$532
Commercial construction and development	392	---	---	---	---
Commercial and industrial loans	237	294	---	162	60
Agricultural and other loans to farmers	1,848	199	79	41	---
Total commercial loans	5,573	2,138	1,598	456	592

Residential real estate mortgages	2,498	1,696	377	37	248
Home equity loans	304	26	73	73	19
Residential construction and development	24	25	---	---	---
Consumer loans	5	16	5	4	6
Total consumer loans	2,831	1,763	455	114	273

Total non-accrual loans	8,404	3,901	2,053	570	865
Accruing loans contractually past due 90 days or more	772	503	9	58	3
Total non-performing loans	$9,176	$4,404	$2,062	$628	$868

Allowance for loan losses to non-performing loans	85%	124%	230%	721%	535%
Non-performing loans to total loans	1.37%	0.70%	0.36%	0.11%	0.17%
Allowance to total loans	1.17%	0.86%	0.82%	0.82%	0.90%

During the year ended December 31, 2009, the Bank’s non-performing loans trended upward, but ended the year at manageable levels. The Bank attributes the overall stability of the loan portfolio to mature credit administration processes and disciplined underwriting standards, aided by a local economy that is faring better than the country as a whole. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

At December 31, 2009, total non-performing loans amounted to $9,176, or 1.37% of total loans, compared with $4,404 or 0.70% of total loans as of December 31, 2008. One agricultural loan accounted for $1,500 or 16.3% of total non-performing loans at December 31, 2009 and represented 31.4% of the increase compared with December 31, 2008.

Non-performing commercial real estate mortgages amounted to $3,096 at December 31, 2009, representing an increase of $1,451 or 88.2% compared with December 31, 2008. At December 31, 2009, non-performing commercial real estate loans were represented by seventeen business relationships, with outstanding balances ranging from $30 to $452.

Non-performing residential real estate mortgages amounted to $2,498 at December 31, 2009, representing an increase of $802 or 47.3% compared with December 31, 2008. At December 31, 2009, non-performing residential real estate loans were represented by twenty-five, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $12 to $405.

While the level of non-performing loans to total loans ratio was well below industry averages and continued to reflect the overall quality of the loan portfolio at December 31, 2009, Bank management is cognizant of the continued softening of the real estate market, elevated unemployment rates and depressed economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank's customers, including debt service levels, declining collateral values, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $4,255 and $3,591 at December 31, 2009 and 2008, or 0.64% and 0.57% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

On at least a quarterly basis, the Bank applies an internal credit quality rating system to commercial loans that are either past due or fully performing, but exhibit certain characteristics that could reflect a potential weakness. Loans are placed on non-accrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not 90 days past due.

Periodically the Bank reviews the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  Through the Bank’s on-going credit monitoring, it considers loans which, in its internal classification system, are classified as substandard but continue to accrue interest to be potential problem loans.  At December 31, 2009, the Bank identified 16 commercial relationships totaling $2,624 as potential problem loans, or 0.39% of total loans. At December 31, 2008, the Bank identified 10 commercial relationships totaling $1,733 as potential problem loans, or 0.27% of total loans.  Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these loans did not warrant accounting for the loans as nonperforming.  Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become nonperforming at some point in the future.

Allowance for Loan Losses: At December 31, 2009, the allowance for loan losses (the "allowance") stood at $7,814, compared with $5,446 at December 31, 2008, representing an increase of $2,368, or 43.5%. At December 31, 2009, the allowance expressed as a percentage of total loans stood at 117 basis points, up from 86 basis points at December 31, 2008. The increase in the allowance was principally attributed to an overall deterioration in credit quality, the growth of the loan portfolio in 2009 and depressed economic conditions, including elevated unemployment levels and declining real estate values in the markets served by the Bank.

The allowance is available to absorb probable losses on loans. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated quarterly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration.

The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the current loan portfolio, and adequate to provide for estimated, probable losses. Allowances are established for specific impaired loans, a pool of reserves based on historical net loan charge-offs by loan types, and supplemental reserves that adjust historical loss experience to reflect current economic conditions, industry specific risks, and other qualitative and environmental considerations impacting the inherent risk of loss in the current loan portfolio.

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as expedient, a collateral shortfall analysis. The amount of loans considered to be impaired totaled $5,573 as of December 31, 2009, compared with $2,138 as of December 31, 2008. The related allowances for loan losses on these impaired loans amounted to $702 and $176 as of December 31, 2009 and 2008, respectively.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $382 and $263 for the years ended December 31, 2009 and 2008, respectively.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during 2009 compared with 2008.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at December 31, 2009 is appropriate for the risks inherent in the loan portfolio.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES
SUMMARY OF LOAN LOSS EXPERIENCE

	2009	2008	2007	2006	2005

Balance at beginning of period	$ 5,446	$ 4,743	$ 4,525	$ 4,647	$ 4,829
Charge offs:
Commercial real estate mortgages	73	280	60	193	19
Commercial and industrial loans	348	861	98	14	94
Residential real estate mortgages	495	86	8	23	125
Consumer loans	79	106	104	119	---
Home equity loans	---	3	33	---	---
Tax exempt loans	---	---	---	---	---
Total charge-offs	995	1,336	303	349	238

Recoveries:
Commercial real estate mortgages	---	1	4	7	---
Commercial and industrial loans	21	1	25	4	14
Residential real estate mortgages	119	18	---	32	5
Consumer loans	16	24	36	53	37
Home equity loans	---	---	---	---	---
Tax exempt loans	---	---	---	---	---
Total recoveries	156	44	65	96	56

Net charge-offs	839	1,292	238	253	182
Provision charged to operations	3,207	1,995	456	131	---

Balance at end of period	$ 7,814	$ 5,446	$ 4,743	$ 4,525	$ 4,647

Average loans outstanding during period	$655,201	$611,373	$558,795	$538,212	$479,974

Net charge-offs to average loans outstanding	0.13%	0.21%	0.04%	0.05%	0.04%

The Bank’s loan loss experience improved during 2009 with net loan charge-offs amounting to $839 compared with $1,292 in 2008, representing a decline of $453, or 35.1%. Total net loan charge-offs to average loans outstanding amounted to 0.13% in 2009, compared with 0.21% in 2008, representing an improvement of 8 basis points. Two problem loans accounted for $1,094, or 84.7%, of total net loan charge-offs in 2008.

The following table presents the five-year summary of the allowance by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(at December 31)

	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial, financial, and agricultural	$1,966	8.06%	$1,612	9.36%	$1,093	9.99%	$1,435	9.83%	$1,407	11.70%
Real estate mortgages:
Real estate-construction	349	5.37%	251	6.04%	168	4.25%	205	6.26%	186	5.37%
Real estate-mortgage	5,377	83.33%	3,414	82.50%	3,247	82.24%	2,628	80.30%	2,768	80.00%
Installments and other loans to individuals	122	0.69%	169	0.77%	235	1.38%	257	1.92%	230	2.07%
Other	---	2.55%	---	1.33%	---	2.14%	---	1.69%	---	0.86%
Unallocated	---	0.00%	---	0.00%	---	0.00%	---	0.00%	56	0.00%
TOTAL	$7,814	100.00%	$5,446	100.00%	$4,743	100.00%	$4,525	100.00%	$4,647	100.00%

Bank Owned Life Insurance

Bank-owned life insurance ("BOLI") represents life insurance on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received in excess of the cash value, are recorded in other non-interest income, and are not subject to income taxes. The cash surrender value of the BOLI is included on the Company’s consolidated balance sheet.

At December 31, 2009, the cash surrender value of BOLI amounted to $6,846, representing an increase of $273, or 4.2%, compared with December 31, 2008.

Other Assets

The Company’s other assets are principally comprised of accrued interest receivable, prepaid FDIC insurance assessments, deferred income taxes and other real estate owned.

At December 31, 2009 total other assets amounted to $15,846, compared with $9,206 at December 31, 2008, representing an increase of $6,640, or 72.1%. The increase in other assets was principally attributed to prepaid FDIC insurance assessments, which at December 31, 2009 amounted to $3,792. As more fully enumerated in Part 1, Item 1, Supervision and Regulation - Insurance of Accounts and FDIC Regulation, in this Annual Report on Form 10-K, in September 2009 the FDIC proposed a rule that was subsequently adopted in final form by the FDIC board of directors on November 12, 2009 that required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009.

Funding Sources

The Bank utilizes various traditional sources of funding to support its earning asset portfolios. Funding sources principally consist of retail deposits and, to a lesser extent, borrowings from the Federal Home Loan Bank of Boston ("FHLB") of which it is a member, the Federal Reserve Bank of Boston ("Federal Reserve"), and certificates of deposit obtained from the national market.

According to a January 2010 report prepared by the Maine Bureau of Financial Institutions, Maine banks rely on borrowings and other types of non-core funding to a much greater degree than the national average, as Maine banks’ historical core deposit growth has not kept pace with asset growth. At September 30, 2009, borrowings and other types of non-core funding such as brokered deposits supported 33.2% of Maine bank assets, down from 34.6% at December 31, 2008, and well above the national average. At December 31, 2009 the Bank’s non-core funding represented 35.2% of total assets, compared with 40.5% at December 31, 2008.

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

Deposits

During 2009, the most significant source of funding for the Bank’s earning assets continued to be retail deposits, gathered throughout its network of twelve banking offices throughout downeast and midcoast Maine.

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing capacity from the FHLB and FRB, brokered certificates of deposit obtained from the national market and cash flows from the securities portfolio.

Total Deposits: At December 31, 2009 total deposits amounted to $641,173 compared with $578,193 at December 31, 2008, representing an increase of $62,980, or 10.9%. Retail deposits accounted for 94.5% of the 2009 deposit growth.

At December 31, 2009, total retail deposits amounted to $549,183, compared with $489,687 at December 31, 2008, representing an increase of $59,496 or 12.1%.

Demand Deposits: The Bank’s demand deposits are principally business accounts, which account for approximately two-thirds of total demand deposits. At December 31, 2009, total demand deposits amounted to $57,743, compared with $57,954 at December 31, 2008, representing a decline of $211, or 0.4%. As discussed above, the Bank’s deposits are seasonal in nature and the timing and extent of seasonal swings vary from year to year. This is particularly the case with demand deposits. For the year ended December 31, 2009, average demand deposits amounted to $53,152, compared with $54,664 in 2008, representing a decline of $1,512, or 2.8%. Management believes the decline in demand deposits was due in part to the impacts of the economic recession in the markets served by the Bank.

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

NOW Accounts: Bank offers interest bearing NOW accounts to individuals, not-for-profit organizations and sole proprietor businesses. At December 31, 2009, total NOW accounts amounted to $74,538, compared with $67,747 at December 31, 2008, representing an increase of $6,791, or 10.0%.

For the year ended December 31, 2009, average NOW accounts amounted to $70,656, compared with $67,240 in 2008, representing an increase of $3,416 or 5.1%.

During 2009, the Bank’s most successful NOW account product continued to be Gold Wave Checking, a relationship product designed for its customers age 50 and above.

Savings and Money Market Deposits: At December 31, 2009, total savings and money market accounts amounted to $171,791, compared with $163,780 at December 31, 2008, representing an increase of $8,011, or 4.9%.

For the year ended December 31, 2009, average savings and money market accounts amounted to $164,543, compared with $167,739 in 2008, representing a decline of $3,196 or 1.9%.

Time Deposits: At December 31, 2009, total time deposits amounted to $245,111, compared with $200,206 at December 31, 2008, representing an increase of $44,905, or 22.4%.

The 2009 increase in time deposits was largely attributed to the successful gathering of $35,818 of out of market retail certificates of deposit, all of which were within FDIC insurance limitations at the time of origination. Excluding these out of market deposits, the Bank’s total retail time deposits increased $9,087 in 2009, or 4.5%.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering retail time deposits, the Bank generally prices these deposits on a relationship basis. At December 31, 2009, the weighted average cost of retail time deposits was 2.05% compared with 3.21% at December 31, 2008, representing a decline of 116 basis points. Given the current interest rate environment and continuing time deposit maturities, Bank management anticipates that the weighted average cost of time deposits will continue to show declines in 2010.

Brokered Time Deposits: At December 31, 2009, total brokered time deposits amounted to $91,990, compared with $88,506 at December 31, 2008, representing an increase of $3,484, or 3.9%.

Brokered deposits are generally utilized to help support the Bank’s earning asset growth, while maintaining its strong on-balance-sheet liquidity position via secured borrowing lines of credit with the FHLB of Boston and the Federal Reserve Bank of Boston.

At December 31, 2009, total brokered deposits represented 14.3% of total deposits, compared with 15.3% of total deposits at December 31, 2008.

The following table summarizes the maturity distribution of brokered time deposits:

MATURITY DISTRIBUTION
BROKERED TIME DEPOSITS
December 31, 2009

Three months or less	$ 5,127
Over three to six months	12,741
Over six to twelve months	3,588
Over twelve to twenty-four months	17,240
Over twenty-four months	53,294
$91,990

The following table summarizes the changes in the average balances of deposits during the periods indicated, including the weighted average interest rates paid for each category of deposits:

AVERAGE DEPOSIT BALANCES BY CATEGORY OF DEPOSIT

	2009		2008
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Demand deposits	$ 53,152	---	$ 54,664	---
NOW accounts	70,656	0.43%	67,240	0.54%
Savings and money market deposits	164,543	1.05%	167,739	1.98%
Time deposits	230,669	2.40%	188,044	3.67%
Brokered time deposits	106,573	2.92%	95,679	4.60%
Total deposits	$625,593		$573,366

The following table summarizes the maturity distribution of time deposits of $100 or greater:

MATURITY SCHEDULE
TIME DEPOSITS $100 OR GREATER
DECEMBER 31, 2009

Three months or less	$ 25,426
Over three to six months	32,948
Over six to twelve months	28,932
Over twelve months	22,245
$109,551

Time deposits in denominations of $100 or greater totaled $109,551 at December 31, 2009, compared with $65,437 at December 31, 2008, representing an increase of $44,114, or 67.4%. In October 2008, the Emergency Economic Stabilization Act raised the basic limit on federal deposit insurance coverage from $100 to $250 per depositor. Company management attributes the 2009 growth in time deposits exceeding $100, in part, to the increased insurance coverage provided by the FDIC.

Borrowed Funds

Borrowed funds principally consist of advances from the FHLB of Boston (the "FHLB") and, to a lesser extent, borrowings from the Federal Reserve Bank of Boston (the "Federal Reserve") and securities sold under agreements to repurchase. Advances from the FHLB of Boston are secured by stock in the FHLB of Boston, investment securities, and blanket liens on qualifying mortgage loans and home equity loans. Borrowings from the Federal Reserve Bank of Boston are principally secured by securities and liens on certain commercial loans.

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

Total Borrowings: At December 31, 2009, total borrowings amounted to $311,629, compared with $323,903 at December 31, 2008, representing a decline of $12,274, or 3.8%. The 2009 decline in borrowings was attributed to the sale of 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock to the U.S. Treasury in the first quarter of 2009, the cash proceeds from which amounted to $18,751. The decline in 2009 borrowings was also attributed to the issuance of 800,000 shares of common stock to the public in the fourth quarter of 2009, the net cash proceeds from which amounted to $20,412. The net cash proceeds from the foregoing transactions were deployed to pay down short-term borrowings, while largely supporting 2009 earning asset growth.

Borrowings From the Federal Home Loan Bank: At December 31, 2009, borrowings from the FHLB totaled $265,986 compared with $297,534 at December 31, 2008, representing a decline of $31,548, or 10.6%.

At December 31, 2009, borrowings from the FHLB expressed as a percentage of total assets amounted to 24.8%, compared with 30.6% at December 31, 2008.

Borrowings From the Federal Reserve Bank: At December 31, 2009, borrowings from the Federal Reserve totaled $20,000 compared with none at December 31, 2008. Borrowings from the Federal Reserve represented the lowest cost wholesale funding for the Bank and were principally utilized to help support 2009 earning asset growth as an alternative to FHLB borrowings and brokered certificates of deposit. Borrowings from the Federal Reserve are included in short-term borrowings on the Company’s consolidated balance sheets.

Securities Sold Under Agreements to Repurchase: At December 31, 2009, securities sold under agreements to repurchase amounted to $20,643, compared with $21,369 at December 31, 2008, representing a decline of $726, or 3.4%. Securities sold under agreements to repurchase are included in short-term borrowings on the Company’s consolidated balance sheets.

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

During 2009, the Bank extended the maturities on a portion of its FHLB borrowings. These actions were taken during periods of favorable market interest rates, and were consistent with the Bank’s asset and liability management strategy of lessening its exposure to rising interest rates over a five year horizon.

As of December 31, 2009, total short-term borrowings, comprised of FHLB advances, Federal Reserve borrowings and all securities sold under repurchase agreements, amounted to $91,893, compared with $121,672 at December 31, 2008, representing a decline of $29,779, or 24.5%. At December 31, 2009, total short-term borrowings represented 29.5% of total borrowings, compared with 37.6% at December 31, 2008.

As of December 31, 2009, total long-term borrowings (FHLB advances with a remaining term greater than one year) totaled $214,736, compared with $197,231 at December 31, 2008, representing an increase of $17,505, or 8.9%. At December 31, 2009, total long-term advances represented 68.9% of total borrowings, compared with 60.9% at December 31, 2008.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during 2008 the Company maintained its strong capital position and continued to be a "well-capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth. Historically, most of the Company’s capital requirements have been provided through retained earnings and this continued to be the case during the year ended December 31, 2009.

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

As of December 31, 2009 and 2008, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%.

At December 31, 2009, the Company’s total risk-based capital was $122,615 or 17.14% of risk-weighted assets, compared with $73,191, or 11.60% of total risk-weighted assets at December 31, 2008.

At December 31, 2009, the Company’s Tier I capital totaled $109,755 or 15.34% of risk-weighted assets, compared with $62,745, or 9.95% of total risk-weighted assets at December 31, 2008.

The ratio of Tier I capital to average assets, or Leverage Ratio, at December 31, 2009 was 10.35%, compared with 6.61% at December 31, 2008.

The following table sets forth the Company's regulatory capital at December 31, 2009 and 2008, under the rules applicable at that date.

	December 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$122,615	17.14%	$73,191	11.60%
Regulatory Requirement	57,241	8.00%	50,458	8.00%
Excess over "adequately capitalized"	$ 65,374	9.14%	$22,733	3.60%

Tier 1 Capital to Risk Weighted Assets	$109,755	15.34%	$62,745	9.95%
Regulatory Requirement	28,620	4.00%	25,229	4.00%
Excess over "adequately capitalized"	$ 81,135	11.34%	$37,516	5.95%

Tier 1 Capital to Average Assets	$109,755	10.35%	$62,745	6.61%
Regulatory Requirement	42,431	4.00%	37,977	4.00%
Excess over "adequately capitalized"	$ 67,324	6.35%	$24,768	2.61%

As more fully disclosed in Note 12 of the Consolidated Financial Statements in this Annual Report on Form 10-K, the Bank also maintained its standing as a well-capitalized institution as defined by applicable regulatory standards. At December 31, 2009, the Bank’s Tier I Leverage, Tier I Risk-based and Total Risk-based capital ratios stood at 10.43%, 15.47% and 17.26%, respectively.

Series A Fixed Rate Cumulative Perpetual Preferred Stock and Warrant: As previously reported, on January 16, 2009, as part of the Capital Purchase Program (the "CPP") established by the U.S. Department of the Treasury (the "Treasury") under the Emergency Economic Stabilization Act of 2008, the Company sold to Treasury (i) 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of one thousand dollars per share (the "Preferred Stock"); and (ii) a ten-year warrant to purchase up to 104,910 shares of the Company’s common stock, par value two dollars per share at an initial exercise price of $26.81 per share, for an aggregate purchase price of $18,751 in cash. All of the proceeds from the sale were treated as Tier 1 capital for regulatory purposes.

On February 24, 2010 the Company redeemed all 18,751 shares of its Preferred Stock sold to Treasury. The Company paid $18,774 to the Treasury to redeem the Preferred Stock, consisting of $18,751 of principal and $23 of accrued and unpaid dividends. The Company’s redemption of the Preferred Stock is not subject to additional conditions or stipulations from the Treasury.

The preferred stock that the Company repurchased for $18,751 had a current carrying value of $18,255 (net of $496 unaccreted discount) on the Company’s consolidated balance sheet. As a result of the repurchase, the Company will accelerate the accretion of the $496 discount and record a total reduction in shareholders’ equity of $18,751 in the first quarter of 2010. Additionally, the accelerated accretion of the discount will be treated in a manner consistent with that for preferred dividends in reporting net income available to common shareholders in the Company’s results of operations for the first quarter of 2010, reducing diluted earnings per share by approximately $0.13.

In the fourth quarter of 2009, the warrant received by the Treasury to purchase up to 104,910 shares of the Company’s common stock was reduced by one half to 52,455 shares as a result of the Company’s successful completion of a common stock offering in December 2009. The Company intends to seek agreement with the Treasury to repurchase the Warrant at its fair market value. However, there can be no assurance that the Company will reach agreement with the Treasury as to a fair market value of the Warrant, or that the Company will repurchase the Warrant.

Common Stock Offering: In December 2009 the Company completed its previously announced offering of 800,000 shares of common stock to the public at $27.50 per share. The net proceeds from this offering, after deducting underwriting discounts and estimated expenses amounted to $20,412. As previously reported, in January 2010 the Company completed the closing of the underwriter’s exercise of its over-allotment option to purchase an additional 82,021 shares of the Company’s common stock at a purchase price to the public of $27.50 per share. The Company received total net proceeds from the offering, including the exercise of the over allotment option, after deducting underwriting discounts and expenses, amounting to $22,442. All of the net proceeds from this offering are treated as Tier 1 capital for regulatory purposes. In February 2010, the Company used $18,751 of the net proceeds from this offering to repurchase all of its Series A preferred shares sold to the U.S. Department of the Treasury.

Trends, Events or Uncertainties: There are no known trends, events or uncertainties, nor any recommendations by any regulatory authority, that are reasonably likely to have a material effect on the Company’s capital resources, liquidity, or financial condition.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase of up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and is authorized to continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of December 31, 2009, the Company had repurchased 66,782 shares of stock under this plan, at a total cost of $1,833 and an average price of $27.44 per share. The Company recorded the repurchased shares as treasury stock.

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

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2009, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $2,994, compared with $3,004 in 2008. The Company’s 2009 dividend payout ratio amounted to 32.6%, compared with 38.8% in 2008. The total regular cash dividends paid in 2009 amounted to $1.04 per common share of stock, compared with $1.02 in 2008, representing an increase of $0.02 per share, or 2.0%.

In the first quarter of 2010, the Company declared a regular cash dividend of $0.26 per share of common stock, unchanged from the prior quarter and the same quarter in 2009. The dividend will be paid March 15, 2010 to shareholders of record as of the close of business on February 16, 2010.

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

The following table summarizes the Company’s contractual obligations at December 31, 2009. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$265,986	$51,250	$98,266	$97,470	$19,000
Borrowings from Federal Reserve Bank	20,000	20,000	---	---	---
Securities sold under agreements to repurchase	20,643	20,643	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	224	116	108	---	---
Total	$311,853	$92,009	$98,374	$97,470	$24,000

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. At December 31, 2009, the Bank had $70,000 in callable advances.

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

At December 31, 2009 and 2008, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At December 31, 2009, commitments under existing standby letters of credit totaled $372, compared with $262 at December 31, 2008. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank’s commitments to extend credit as of December 31:

COMMITMENTS TO EXTEND CREDIT

	2009	2008

Commitments to originate loans	$ 42,694	$ 31,584
Unused lines of credit	78,607	70,610
Un-advanced portions of construction loans	12,565	4,284
Total	$133,866	$106,478

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

At December 31, 2009, the Bank had two outstanding derivative instruments. These derivative instruments were interest rate floor agreements, with notional amounts totaling $30,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of December 31, 2009 are summarized below. The reader should also refer to Note 15 of the consolidated financial statements in Part II, Item 8 in this report on Form 10-K.

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Expiration Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 12/31/09	Fair Value at 12/31/09	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$36	$381	$756
$10,000	11/01/10	6.50%	$ 69	$20	$290	$479

In 2005, interest rate floor agreements were purchased by the Bank to limit its exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate falls below the predetermined floor rates of 6.00% and 6.50%, thus effectively ensuring interest income on the pools of prime-based loans at minimum rates of 6.00% and 6.50% on the $20,000 and $10,000 notional amounts for the duration of the agreements, respectively. The interest rate floor agreements were designated as cash flow hedges.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 5% of total assets. At December 31, 2009, liquidity, as measured by the basic surplus model, was 7.0% over the 30-day horizon and 6.0% over the 90-day horizon.

A portion of the Bank’s deposit base has been historically seasonal in nature, with balances typically declining in the winter months through late spring, during which period the Bank’s liquidity position tightens.

At December 31, 2009, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $82,088. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody ("BIC") program at the Federal Reserve Bank of Boston. At December 31, 2009 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $91,115, or 8.5% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its liquidity position.

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

Total Net Interest Income: For the year ended December 31, 2009, net interest income on a fully tax- equivalent basis amounted to $34,786 compared with $28,090 and $23,558 in 2008 and 2007, representing increases of $6,696 and $4,532, or 23.8% and 19.2%, respectively.

The 2009 increase in tax-equivalent net interest income compared with 2008 was principally attributed to a 27 basis point improvement in the tax-equivalent net interest margin, combined with average earning asset growth of $125,687, or 14.0%.

The 2008 increase in fully tax-equivalent net interest income compared with 2007 was principally attributed to a 22 basis point improvement in the net interest margin combined with average earning asset growth of $87,517, or 10.8%.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s daily average balance sheets and the components of net interest income, including a reconciliation of tax equivalent adjustments, for the years ended December 31, 2009, 2008 and 2007:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2009

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 655,201	$34,936	5.33%
Taxable securities (2)	293,027	16,686	5.69%
Non-taxable securities (2,3)	57,271	4,247	7.42%
Total securities	350,298	20,933	5.98%
Federal Home Loan Bank stock	15,782	---	0.00%
Fed funds sold, money market funds, and time deposits with other banks	756	3	0.40%

Total Earning Assets	1,022,037	55,872	5.47%

Non-Interest Earning Assets:
Cash and due from banks	8,574
Allowance for loan losses	(6,634)
Other assets (2)	28,519
Total Assets	$1,052,496

Interest Bearing Liabilities:
Deposits	$ 572,441	$10,724	1.87%
Borrowings	332,521	10,362	3.12%
Total Interest Bearing Liabilities	904,962	21,086	2.33%
Rate Spread			3.14%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	53,152
Other liabilities	5,536
Total Liabilities	963,650
Shareholders' equity	88,846
Total Liabilities and Shareholders' Equity	$1,052,496
Net interest income and net interest margin (3)		34,786	3.40%
Less: Tax Equivalent adjustment		(1,505)
Net Interest Income		$33,281	3.26%

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

The Company’s fully tax-equivalent net interest margin amounted to 3.40% in 2009, representing an improvement of 27 basis points compared with 2008. In 2008, the Company’s fully tax-equivalent net interest margin amounted to 3.13%, representing an improvement of 22 basis points compared with 2007.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

AVERAGE RATES	2009				2008
Quarter:	4	3	2	1	4	3	2	1
Interest Earning Assets:
Loans (1,3)	5.16%	5.27%	5.35%	5.56%	5.93%	6.09%	6.19%	6.52%
Taxable securities (2)	5.31%	5.64%	5.86%	5.98%	5.81%	5.89%	5.88%	5.88%
Non-taxable securities (2,3)	7.53%	7.13%	7.61%	7.39%	7.02%	6.88%	6.77%	6.78%
Total securities	5.70%	5.90%	6.14%	6.18%	5.97%	6.02%	6.00%	6.02%
Federal Home Loan Bank stock	0.00%	0.00%	0.00%	0.00%	2.46%	3.00%	3.98%	5.73%
Fed Funds sold, money market funds, and time
deposits with other banks	0.00%	1.33%	0.00%	0.93%	2.16%	3.13%	3.00%	4.37%
Total Earning Assets	5.26%	5.40%	5.55%	5.68%	5.88%	6.02%	6.08%	6.35%

Interest Bearing Liabilities:
Deposits	1.73%	1.79%	1.84%	2.17%	2.62%	2.72%	2.92%	3.33%
Borrowings	3.34%	3.19%	2.90%	3.07%	3.67%	3.92%	4.21%	4.39%
Total Interest Bearing Liabilities	2.27%	2.29%	2.24%	2.53%	3.00%	3.14%	3.36%	3.71%

Rate Spread	2.99%	3.11%	3.31%	3.15%	2.88%	2.88%	2.72%	2.64%

Net Interest Margin (3)	3.27%	3.38%	3.54%	3.42%	3.21%	3.22%	3.07%	3.03%

Net Interest Margin without Tax Equivalent Adjustments	3.10%	3.23%	3.39%	3.30%	3.10%	3.12%	2.97%	2.92%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

Recent data suggests that the U.S. economy is slowly emerging from a deep recession which began in December 2007, driven by sharp downturns in the nationwide housing and credit markets. Nevertheless, business activity across a wide range of industries and regions remains reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending, the lack of liquidity in the credit markets and multi-decade high unemployment rates. The Board of Governors of the Federal Reserve System (the "Federal Reserve") addressed the economic decline with changes in its monetary policy, by reducing the Federal Funds rate to historic levels. During 2008 the targeted fed funds rate fell from 4.25% to a range of 0% to 0.25% where it stayed for all of 2009. These actions favorably impacted the Bank’s 2008 and 2009 net interest margins, as the total weighted average cost of funds declined faster and to a greater extent than the decline in the weighted average yield on its earning asset portfolios.

For the year ended December 31, 2009, the weighted average yield on average earning assets amounted to 5.47%, compared with 6.08% in 2008, representing a decline of 61 basis points. However, the weighted average cost of interest bearing liabilities amounted to 2.33% in 2009, compared with 3.29% in 2008, representing a decline of 96 basis points. In short, comparing 2009 with 2008, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 35 basis points.

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

Should interest rates continue at current levels, Company management anticipates the improving net interest margin trend experienced in 2008 and 2009 will level off during 2010, as assets and liabilities will re-price or be replaced more proportionally into the lower current rate environment.

The Bank’s interest rate sensitivity position is more fully described in Part II, Item 7A of this Annual Report on Form 10-K, Quantitative and Qualitative Disclosures About Market Risk.

Interest Income: For the year ended December 31, 2009, total interest income, on a tax-equivalent basis, amounted to $55,872, compared with $54,493 in 2008, representing an increase of $1,379, or 2.5%.

The increase in 2009 interest income was principally attributed to average earning asset growth of $125,687, or 14.0%, largely offset by a 61 basis point decline in the weighted average earning asset yield. The decline in the weighted average earning asset yield was principally attributed to the reduction of short-term interest rates by the Federal Reserve, the impact of which reduced the weighted average yield on the Bank’s variable rate loan portfolios. To a lesser extent, the weighted average loan yields were also impacted by the renegotiation of certain fixed rate commercial loans to variable rate loans with lower prevailing interest rates.

For the year ended December 31, 2009, interest income from the loan portfolio amounted to $34,936, representing a decline of $2,825, or 7.5%, compared with 2008. The decline in loan interest income was attributed to an 85 basis point decline in the weighted average loan portfolio yield to 5.33%, largely offset by average loan portfolio growth of $43,828, or 7.2%.

For the year ended December 31, 2009, interest income from the securities portfolio amounted to $20,933, representing an increase of $4,808, or 29.8%, compared with 2008. The increase in interest income from securities was principally attributed to average securities portfolio growth of $81,605 or 30.4%, offset in part by a 2 basis point decline in the weighted average securities portfolio yield, which in 2009 amounted to 5.98%. Because the majority of the securities portfolio is comprised of fixed rate, non-callable securities, the decline in short-term interest rates has not had a significant impact on the portfolio’s weighted average yield.

For the year ended December 31, 2009, the Bank did not record any Federal Home Loan Bank ("FHLB") stock dividends, compared with $526 in 2008. In the first quarter of 2009, the FHLB of Boston advised its members that it is focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments were suspended, and Company management believes it is unlikely that any dividends will be paid in 2010.

As depicted on the rate/volume analysis table below, the increased volume of average earning assets on the balance sheet during 2009 contributed $7,644 to the increase in interest income compared with 2008, but this increase was largely offset by a decline of $6,265 attributed to the impact of the lower weighted average earning asset yield.

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

For the year ended December 31, 2008 interest income from the loan portfolio amounted to $37,761, representing a decline of $266, or 0.7%, compared with 2007. The decline in 2008 loan interest income was attributed to a 63 basis point decline in the weighted average loan portfolio yield to 6.18%, offset by average loan portfolio growth of $52,578, or 9.4%.

For the year ended December 31, 2008, interest income from the Bank’s securities portfolio amounted to $16,125, representing an increase of $2,609, or 19.3%, compared with 2007. The increase in interest income from securities was principally attributed to average securities portfolio growth of $33,324 or 14.2%, combined with a 26 basis point improvement in the weighted average securities portfolio yield, which in 2008 amounted to 6.00%. The improved yield on the securities portfolio reflected, in part, the restructuring of a portion of the portfolio in 2007. In addition, because the majority of the securities portfolio is comprised of fixed rate, non-callable securities, the decline in short-term interest rates had minimal impact on the portfolio’s weighted average yield.

As depicted on the rate/volume analysis table below, the increased volume of average earning assets on the balance sheet during 2008 contributed $5,483 to the increase in interest income compared with 2007, but this increase was largely offset by a decline of $3,454 attributed to the impact of the lower weighted average earning asset yield.

Interest Expense: For the year ended December 31, 2009, total interest expense amounted to $21,086, compared with $26,403 in 2008, representing a decline of $5,317, or 20.1%. The 2009 decline in total interest expense compared with 2008 was principally attributed to a 96 basis point decline in the weighted average interest rate paid on interest bearing liabilities, largely offset by a $103,306 or 12.9% increase in average interest bearing liabilities

For the year ended December 31, 2009, the weighted average cost of borrowed funds declined 92 basis points to 3.12%, while the weighted average cost of interest bearing deposits declined 102 basis points to 1.87%, compared with 2008. The foregoing declines principally resulted from lower market interest rates in 2009 compared with 2008, combined with maturing time deposits and borrowings being replaced at lower prevailing interest rates.

As depicted on the rate/volume analysis table below, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $8,888 to the 2009 decline in interest expense, but this was largely offset by an increase of $3,571 attributed to the impact of the increased volume of average interest bearing liabilities compared with 2008.

For the year ended December 31, 2008, total interest expense amounted to $26,403, compared with $28,906 in 2007, representing a decline of $2,503, or 8.7%. The 2008 decline in total interest expense compared with 2007 was principally attributed to a 74 basis point decline in the weighted average interest rate paid on interest bearing liabilities, largely offset by $83,541 or 11.6% increase in average interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
FOR THE YEAR ENDED DECEMBER 31, 2009 VERSUS DECEMBER 31, 2008
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$2,711	$(5,536)	$(2,825)
Taxable securities (2)	3,594	(496)	3,098
Non-taxable securities (2,3)	1,394	316	1,710
Investment in Federal Home Loan Bank stock	---	(526)	(526)
Fed funds sold, money market funds, and time
deposits with other banks	(55)	(23)	(78)

TOTAL EARNING ASSETS	$7,644	$(6,265)	$ 1,379

Interest bearing deposits	1,554	(5,806)	(4,252)
Borrowings	2,017	(3,082)	(1,065)
TOTAL INTEREST BEARING LIABILITIES	$3,571	$(8,888)	$(5,317)

NET CHANGE IN NET INTEREST INCOME	$4,073	$ 2,623	$ 6,696

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

.Provision for Loan Losses

The provision for loan losses reflects the amount necessary to maintain the allowance for loan losses (the "allowance") at a level that, in management’s judgment, is appropriate for the amount of inherent risk of probable loss in the Bank’s current loan portfolio.

For the year ended December 31, 2009, the Bank recorded a provision for loan losses ("provision") of $3,207, compared with $1,995 in 2008, representing an increase of $1,212, or 60.8%. The increase in the provision was largely attributed to deterioration in overall credit quality, growth in the loan portfolio, and depressed economic conditions, including elevated unemployment levels and declining real estate values in the markets served by the Bank.

During 2009 the Bank’s non-performing loans trended upward, ending the year at $9,176 and representing 1.37% of total loans, compared with $4,404 or 0.70% of total loans at December 31, 2008. The allowance expressed as a percentage of non-performing loans stood at 85.2% at December 30, 2009, compared with 123.7% at December 31, 2008.

Net loan charge-offs amounted to $839 in 2009 compared with $1,292 in 2008, representing a decline of $453, or 35.1%. Total net loan charge-offs to average loans outstanding amounted to 0.13% in 2009, compared with 0.21% in 2008, representing an improvement of 8 basis points.

For the year ended December 31, 2008, the Bank recorded a provision of $1,995, compared with $456 in 2007, representing an increase of $1,539, or 337.5%. The increase in the provision was largely attributed to the increases in net loan charge-offs and non-performing loans, growth in the loan portfolio and generally declining economic conditions and real estate values in much of the Bank’s market area.

The Bank’s non-performing loans stood at relatively low levels at December 31, 2008, representing $4,404 or 0.70% of total loans, compared with $2,062 or 0.36% of total loans at December 31, 2007. The allowance expressed as a percentage of non-performing loans stood at 123.7% at December 30, 2008, compared with 230.0% at December 31, 2007.

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

Non-Interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. In 2009, non-interest income represented 15.3% of total net interest income and non-interest income, compared with 19.1% in 2008.

For the year ended December 31, 2009, total non-interest income amounted to $6,022, compared with $6,432 in 2008, representing a decline of $410 or 6.4%.

For the year ended December 31, 2008, total non-interest income amounted to $6,432, compared with $5,929 in 2007, representing an increase of $503, or 8.5%.

Factors contributing to the 2009 and 2008 changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Financial Services Income: Income from trust and financial services represented 40.6% of the Company’s total non-interest income in 2009, compared with 39.1% and 39.4% in 2008 and 2007, respectively.

Income from trust and financial services is principally derived from fee income based on a percentage of the market value of client assets under management and held in custody and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the year ended December 31, 2009, income generated from trust and financial services amounted to $2,444, compared with $2,513 in 2008, representing a decline of $69, or 2.7%. The decline in trust and other financial services fees was principally attributed to declining revenue from trust and investment management activities, largely reflecting lower average fair values of assets under management during 2009 compared with 2008. The decline in revenue from trust and investment management activities was partially offset by a moderate increase in revenue generated from third party brokerage activities, which was principally attributed to increased staff capacity and new client relationships.

Following a recovery in the equity markets, the fair value of assets under management at December 31, 2009 rose to $270,115, representing an increase of $39,892 or 17.3% compared with December 31, 2008.

For the year ended December 31, 2008, income from trust and financial services amounted to $2,513, compared with $2,335 in 2007, representing an increase of $178, or 7.6%. Revenue generated from third party brokerage activities posted meaningful increases in 2008, attributed to staff additions and new client relationships. Revenue from trust and investment management activities posted moderate declines in 2008, principally reflecting declining market values of assets under management.

At December 31, 2008, the fair value of total assets under management at Trust Services stood at $230,223, compared with $278,227 at December 31, 2007, representing a decline of $48,004 or 17.3%. The decline in assets under management was principally reflective of the broad declines experienced by the equity markets in general during 2008, offset in part by new managed asset accounts.

Mortgage Banking Activities: This income is principally derived from gains on sales of residential mortgage loans into the secondary market and, to a lesser extent, ongoing retained mortgage loan servicing fees. Income from mortgage banking activities represented 8.1% of total 2009 non-interest income, compared with 0.2% and 0.3% in 2008 and 2007, respectively.

For the year ended December 31, 2009, income from mortgage banking activities amounted to $490, compared with $15 and $20 in 2008 and 2007, respectively. The increase in 2009 mortgage origination and servicing income was attributed to the sale of $29,842 of residential real estate mortgage loans into the secondary market with servicing retained, whereas in 2008 and 2007 all mortgage loan originations were held in the Bank’s loan portfolio.

Service Charges on Deposit Accounts: This income is principally derived from monthly deposit account maintenance and activity fees, overdraft fees, automated teller machine ("ATM") fees and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 23.4% of total 2009 non-interest income, compared with 24.8% and 27.4% in 2008 and 2007, respectively.

For the year ended December 31, 2009, income generated from service charges on deposit accounts amounted to $1,412, compared with $1,594 in 2008, representing a decline of $182, or 11.4%. For the year ended December 31, 2008, income generated from service charges on deposit accounts amounted to $1,594, compared with $1,624 in 2007, representing a decline of $30, or 1.8%.

The foregoing declines in service charges on deposit accounts were principally attributed to declines in deposit account overdraft activity. Additionally, the Bank has not increased its deposit account fee amounts charged to customers since early 2007.

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

Income from credit and debit card service charges and fees represented 12.9% of total 2009 non-interest income, compared with 31.8% and 35.4% in 2008 and 2007, respectively.

For the year ended December 31, 2009, income generated from credit and debit card service charges and fees amounted to $779, compared with $2,044 in 2008, representing a decline of $1,265, or 61.9%. The 2009 decline in credit and debit card service charges and fees principally reflected the Bank’s sale of its merchant credit card processing portfolio and its Visa credit card portfolio in the fourth quarter of 2008. The 2009 decline in credit and debit card service charges and fees were offset by comparable declines in debit and credit card expenses, which are included in non-interest expense in the Company’s consolidated statements of income.

For the year ended December 31, 2008, income generated from credit and debit card service charges and fees amounted to $2,044, compared with $2,100 in 2007, representing a decline of $56, or 2.7%. The 2008 decline in credit and debit card service charges and fees principally reflected the Bank’s sale of its merchant credit card processing portfolio and its Visa credit card portfolio in the fourth quarter in the fourth quarter of 2008.

Net Securities Gains (Losses): For the year ended December 31, 2009, net securities gains amounted to $1,521, compared with net securities losses of $831 in 2008. The $1,521 in net securities gains were comprised of realized gains on the sale of securities amounting to $2,528, largely offset by other-than-temporary securities impairment ("OTTI") losses of $1,007.

In the first quarter of 2009 the Company recorded $1,007 of OTTI losses as a component of net securities gains (losses). The Company concluded that unrealized losses on certain available-for-sale, non-agency mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude it was probable it would recover all of the principal and interest on these securities. Because these securities were being carried at fair value, estimated losses on these securities, net of tax, were previously recorded in unrealized losses on securities available-for-sale within accumulated other comprehensive loss, a component of total shareholders equity on the Company’s consolidated balance sheet. This OTTI was recorded prior to the Company’s adoption of a new accounting standard, which became effective April 1, 2009.

For the year ended December 31, 2008 net securities losses amounted to $831, compared with net securities losses of $671 in 2007, representing an increase in net securities losses of $160, or 23.8%. The $831 in 2008 net securities losses were comprised of other-than-temporary securities impairment losses of $1,435, largely offset by realized gains on the sale of securities amounting to $604.

Further information regarding 2009 and 2008 securities gains and losses and OTTI losses is incorporated by reference to Part II, Item 8, Notes 1 and 2 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Net OTTI Losses Recognized in Earnings: For the year ended December 31, 2009, net OTTI losses recognized in earnings amounted to $1,454, compared with none during the same periods in 2008.

During 2009 the Company determined that unrealized losses on certain available-for-sale, 1-4 family non-agency mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. Because these securities were being carried at fair value, estimated losses on these securities, net of taxes, were previously recorded in unrealized gains or losses on securities available-for-sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet. The total 2009 OTTI losses amounted to $2,773, of which $1,454 represented estimated credit losses on the collateral underlying the security. The $1,454 in estimated credit losses were recorded in earnings, with the $1,319 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income, net of taxes.

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to Part II, Item 8, Notes 1 and 2 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Other Operating Income: Other operating income represented 13.8% of total 2009 non-interest income, compared with 17.1% and 8.8% in 2008 and 2007, respectively.

For the year ended December 31, 2009, other operating income amounted to $830, compared with $1,097 in 2008, representing a decline of $267, or 24.3%.

The decline in 2009 other operating income was principally attributed to a $313 gain recorded in 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc. initial public offering. As previously reported in connection with the Bank’s merchant services and Visa credit card business, prior to September 2007 the Bank was a member of Visa U.S.A. Inc. Card Association. As a part of the Visa Inc. reorganization in 2007, (the "Visa Reorganization"), the Bank received its proportionate number of Class U.S.A. shares of Visa Inc. common stock, or 20,187 shares.

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

For the year ended December 31, 2008, total other operating income amounted to $1,097, compared with $521 in 2007, representing an increase of $576, or 110.6%. The increase in 2008 non-interest income compared with 2007 was principally attributed to the non-recurring $313 gain recorded in 2008 representing the proceeds from shares redeemed in connection with the Visa, Inc public offering, as more fully discussed above. The increase in 2008 non-interest income was also attributed to $214 of non-recurring gains from the sale of the Bank’s merchant credit card processing portfolio and the net gains from the sale of the Bank’s Visa credit card portfolio.

In 2009 and 2008, other operating income also included income from bank-owned life insurance ("BOLI") representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies.

Non-interest Expense

For the year ended December 31, 2009, total non-interest expense amounted to $21,754, compared with $20,513 in 2008, representing an increase of $1,241, or 6.0%.

For the year ended December 31, 2008, total non-interest expense amounted to $20,513, compared with $18,201 in 2007, representing an increase of $2,312, or 12.7%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the year ended December 31, 2009, total salaries and employee benefit expenses amounted to $11,594, compared with $10,827 in 2008, representing an increase of $767, or 7.1%. The 2009 increase in salaries and employee benefits was principally attributed to increases in employee health insurance premiums, normal increases in base salaries, as well as changes in staffing levels and mix.

For the year ended December 31, 2008, total salaries and employee benefit expenses amounted to $10,827, compared with $9,368 in 2007, representing an increase of $1,459, or 15.6%. The 2008 increase in salaries and employee benefits was attributed to a variety of factors including strategic additions to staff, normal increases in base salaries, increased employee benefit costs, higher levels of incentive compensation, and certain employee severance payments.

Postretirement Plan Settlement: In 2007, the Company settled its limited postretirement benefit program, which funded medical coverage and life insurance benefits to a closed group of active and retired employees who met minimum age and service requirements. The Company voluntarily paid out $699 to plan participants. This payment fully settled all Company obligations related to this program. In connection with the settlement of the postretirement program, in 2007 the Company recorded a reduction in non-interest expense of $832, representing the remaining accrued benefit obligation and the actuarial gain related to the program.

Occupancy Expense: For the year ended December 31, 2009, total occupancy expense amounted to $1,329, compared with $1,387 in 2008, representing a decline of $58, or 4.2%. The decline in occupancy expense was largely attributed to lower utilities costs associated with declining fuel prices during 2009 compared with 2008.

For the year ended December 31, 2008, total occupancy expense amounted to $1,387, compared with $1,275 in 2007, representing an increase of $112, or 8.8%. The increase in occupancy expense was principally attributed higher fuel and utilities prices during 2008 compared with 2007. Groundskeeping and snow removal expenses at the Bank’s twelve branch office locations also posted moderate increases in 2008 compared with 2007.

Furniture and Equipment Expense: For the year ended December 31, 2009, total furniture and equipment expense amounted to $1,378, compared with $1,539 in 2008, representing a decline of $161, or 10.5%. The 2009 decline in furniture and equipment expense was attributed to declines in a variety of expense categories including depreciation expense, maintenance contract expenses, miscellaneous equipment purchases and repairs, and personal property taxes.

For the year ended December 31, 2008, total furniture and equipment expense amounted to $1,539, compared with $1,718 in 2007, representing a decline of $179, or 10.4%. The decline in 2008 furniture and equipment expenses compared with 2007 was principally attributed to declines in depreciation expense, maintenance contract expenses, and personal property taxes.

Credit and Debit Card Expenses: These expenses principally relate to the Bank’s Visa debit card processing activities. In 2008 and prior years, these expenses also included merchant credit card processing fees and processing fees associated with Visa credit cards.

For the year ended December 31, 2009, credit and debit card expenses amounted to $332, compared with $1,416 in 2008, representing a decline of $1,084 or 76.6%. The decline in credit and debit card expenses was principally attributed to the previously reported sale of the merchant credit card processing and Visa credit card portfolios in the fourth quarter of 2008. The 2009 decline in credit and debit card expenses were essentially offset by a like decline in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

For the year ended December 31, 2008, total credit and debit card expenses amounted to $1,416, compared with $1,469 in 2007, representing a decline of $53, or 3.6%. The 2008 decline in credit and debit card expenses compared with 2007 principally reflected the Bank’s sale of its merchant credit card processing portfolio and its Visa credit card portfolio in the fourth quarter of 2008. This decline was offset in part by a 2008 increase in debit card expenses, principally reflecting the ongoing growth in the Bank’s demand deposits accounts base, combined with a new program introduced in 2007 that offers rewards for certain debit card transactions. Credit and debit card expenses also included the costs incurred during the first half of 2008 associated with the voluntary re-issuance of a large number of credit and debit cards that were compromised in the widely-publicized Hannaford Bros. Supermarket data breach.

FDIC Insurance Assessments: For the year ended December 31, 2009, FDIC insurance assessments amounted to $1,420, compared with $134 in 2008, representing an increase of $1,286, or 959.7%.

During 2009, the FDIC’s Deposit Insurance Fund ("DIF") posted record losses, causing the reserve ratio to fall well below 1.15%. A reserve ratio below 1.15% triggers the need for a DIF restoration plan in accordance with the FDI Reform Act of 2005 and conforming amendments. Pursuant to the Act, the FDIC must bring the reserve ratio back to 1.15% within five years. Deposit insurance premiums for all FDIC insured banks have increased as a result of the FDIC’s plan to reestablish the Deposit Insurance Fund to levels.

Included in 2009 FDIC insurance assessments expense was a special FDIC deposit insurance assessment amounting to $492. In the second quarter of 2009 the FDIC levied a special emergency assessment on all FDIC insured financial institutions. The special assessment represented five basis points on the Bank’s total assets, less Tier I Capital, as of June 30, 2009. The special assessment was in addition to the normal second quarter 2009 assessment.

The increases in the Bank’s 2009 FDIC insurance assessment premiums were also attributed to historical insurance assessment credits recorded during 2008 amounting to $147. In this regard, the FDI Reform Act required the FDIC to establish a one-time historical assessment credit that provided banks with a credit that could be used to offset insurance assessments in 2007 and 2008. This one-time, historical assessment credit was established to benefit banks that had funded deposit insurance funds prior to December 31, 1996.

Other Operating Expense: For the year ended December 31, 2009, total other operating expense amounted to $5,701, compared with $5,210 in 2008, representing an increase of $491, or 9.4%. The increase in 2009 other operating expense compared with 2008 was principally attributed to $281 in write-downs of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired, compared with $68 in 2008. These investment funds, which generally qualify for Community Reinvestment Act ("CRA") credit, represent socially responsible venture capital investments in small businesses throughout Maine and New England. These write-downs principally reflected the impact current economic conditions have had on these funds.

The increase in 2009 other operating expenses compared with 2008 was also attributed to loan collection and foreclosure expenses. Reflecting increased loan collection and foreclosure activity, the Bank’s loan collection and foreclosure expenses increased $185 in 2009, or 250.7%, compared with 2008.

For the year ended December 31, 2008, total other operating expense amounted to $5,210, compared with $5,144 in 2007, representing an increase of $66, or 1.3%. The increase in 2008 other operating expenses compared with 2007 was attributed to a variety of factors including increases in charitable contributions, professional services, marketing expenses, staff development costs and regulatory examination expenses. These increases were largely offset by declines in courier services, and telecommunications costs. The decline in courier services was principally attributed to the mid 2007 implementation of remote image item capture technology in all of the Bank’s branch office locations.

Also included in 2008 other operating expense was a $128 reduction in the Company’s liability related to the Visa Reorganization and the Visa Inc. initial public offering . As previously reported, as a former member of Visa, the Bank has an obligation to indemnify Visa U.S.A. under its bylaws and Visa Inc. under a retrospective responsibility plan, approved as part of the Visa Reorganization, for contingent losses in connection with covered litigation (the "Visa Indemnification") disclosed in Visa Inc.’s public filings with the SEC, based on its membership proportion. The Bank is not a party to the lawsuits brought against Visa U.S.A. In 2007 the Bank recorded a $243 liability in connection with the Visa Indemnification. The Company recognizes its portion of the Visa Indemnification at the estimated fair value of such obligation in accordance with a FASB accounting standard interpretation covering Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Income Taxes

For the year ended December 31, 2009, total income taxes amounted to $3,992, compared with $3,384 in 2008, representing an increase of $608, or 18.0%.

For the year ended December 31, 2008, total income taxes amounted to $3,384, compared with $3,020 in 2007, representing an increase of $364, or 12.1%.

The Company’s effective income tax rate in 2009 amounted to 27.8%, compared with 30.4% and 29.7% in 2008 and 2007, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax-exempt income on certain investment securities, loans and bank owned life insurance.

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

Fair Value Measurements and Disclosures: In January 2010, the FASB amended fair value measurement and disclosure guidance to require disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and to require separate presentation of information about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The amended guidance also clarifies existing requirements that (i) fair value measurement disclosures should be disaggregated for each class of asset and liability and (ii) disclosures about valuation techniques and inputs for both recurring and nonrecurring Level 2 and Level 3 fair value measurements should be provided. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of this guidance is not expected to impact the Company’s consolidated financial position or results of operations.

Determining the Primary Beneficiary of a Variable Interest Entity: In June 2009, the FASB amended accounting guidance relating to the consolidation of variable interest entities to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended guidance instead requires a reporting entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the reporting entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. The amended guidance requires ongoing reassessments of whether the reporting entity is the primary beneficiary of a variable interest entity. The amended guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The adoption of this accounting standard is not expected to impact the Company’s consolidated results of operation or financial condition.

Accounting for transfers of Financial Assets: In June 2009, the FASB issued amended accounting guidance relating to accounting for transfers of financial assets to eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and an exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The amended guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The recognition and measurement provisions of the amended guidance should be applied to transfers that occur on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity will no longer be relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities will be evaluated for consolidation on and after the effective date in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities discussed in the previous paragraph. The adoption of this accounting standard is not expected to impact the Company’s consolidated results of operation or financial condition.

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

The Bank’s static interest rate sensitivity gap is summarized below:

INTEREST RATE RISK
CUMULATIVE STATIC GAP POSITION
DECEMBER 31, 2009, AND 2008

	One Day To Six Months	Over Six Months To One Year	Over One Year
December 31, 2009	$144,793	$163,934	$(166,793)
December 31, 2008	$ 79,467	$133,823	$ 194,616
Change ($)	$ 65,326	$ 30,111	$(361,409)

The Bank’s December 31, 2009 cumulative interest rate risk sensitivity static gap position indicated that the Bank’s balance sheet was asset sensitive over the twelve-month horizon and beyond.

Comparing December 31, 2009 with December 31, 2008, the asset sensitivity of the Bank’s balance increased. Changes in the Bank’s cumulative static gap position from the prior year principally reflected higher levels of longer term funding, higher levels of variable rate earning assets, and overall changes in the maturity and re-pricing mix of earning assets and interest bearing liabilities. Pursuant to the Bank’s asset and liability management strategy, management extended the maturities on a portion of its wholesale funding base during 2009, in order to lessen the Bank’s exposure to rising interest rates. While this strategy pressures net interest income in the near term, Company management believes the long-term risks of funding the balance sheet short far outweigh the short-term rewards.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2009, over one and two year horizons and under different interest rate scenarios. In light of the prevailing Federal Funds rate of 0.00% to 0.25%, and the two-year U.S. Treasury note of 1.14% at December 31, 2009, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points as would traditionally be the case. The table also summarizes net interest income sensitivity under a non-parallel shift in the yield curve, whereby short term rates increase by 500 basis points.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
DECEMBER 31, 2009

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+500 Basis Points Short-term Rates
Year 1
Net interest income	($248)	$208	($438)
% change	(0.72%)	0.60%	(1.27%)
Year 2
Net interest income	($792)	$2,407	$126
% change	(2.29%)	6.96%	0.36%

During 2009, the interest rate risk profile of the Bank’s balance sheet became less liability sensitive than exhibited over the past few years. This was principally attributed to the extension of FHLB borrowings into longer-term maturities out to five years, as well as adding longer-term brokered certificates of deposit to the Bank’s balance sheet. These actions were taken to protect the Bank’s net interest margin and net interest income in a rising rate environment, at times when borrowing costs were at cyclical lows. Also impacting the liability sensitivity of the Bank’s December 31, 2009 balance sheet was the renegotiation of certain fixed rate loans to variable rate, combined with a proportionately higher level of new variable rate loans added to the balance sheet during 2009.

As more fully discussed below, the December 31, 2009 interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the one-year horizon and is favorably positioned for parallel increases in short-term and or long-term interest rates over the two-year horizon.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will remain stable over the one year horizon and then begin to trend upward over the two year horizon and beyond. The upward trend over the two year horizon and beyond principally results from funding costs rolling over at lower prevailing rates while earning asset yields remain relatively stable.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will remain relatively stable over the one year horizon as reductions to funding costs essentially keep pace declining earning asset yields. Over the two year horizon, the interest rate sensitivity simulation model suggests the net interest margin will be pressured by accelerated cash flows on earning assets and the re-pricing of the Bank’s earning asset base, resulting in a slow downward trend in net interest income. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that continued earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will remain relatively stable over the twelve month horizon, then begin a strong and steady recovery over the two year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price slightly faster than its earning asset portfolios, causing a small increase in net interest income. As funding costs begin to stabilize late in the first year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and improving levels of net interest income over the two year horizon and beyond. Management believes continued earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one year horizon should short-term and long-term interest rates rise in parallel. Over the two year horizon and beyond, management believes low to moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. The Federal Reserve addressed the current economic recession with changes in its monetary policy, by reducing the Federal Funds rate to historic levels. During 2007 and 2008 the targeted fed funds rate fell from 5.25% to a range of 0% to 0.25% where it stayed for all of 2009, whereas the 10 year U.S, Treasury note has remained essentially unchanged since 2007. Accordingly, management modeled a non-parallel shift in the yield curve assuming a 500 basis point increase in the short-term Federal Funds interest rate with the balance of the yield curve remaining unchanged. Using this future interest rate scenario, the interest rate sensitivity model suggests that net interest income will post a small to moderate decline over the twelve month horizon as funding costs re-price more quickly than earning asset yields. However, over the two year horizon and beyond net interest income will stabilize at a level that is slightly better than the current base case scenario.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels and yield curve shape, prepayment speeds on loans and securities, deposit rates, pricing decisions on loans and deposits, and reinvestment or replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment and refinancing levels deviating from those assumed; renegotiated loan terms with borrowers, the impact of interest rate caps or floors on adjustable rate assets; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; and other such variables. The sensitivity analysis also does not reflect additional actions that the Bank’s ALCO and Board of Directors might take in responding to or anticipating changes in interest rates, and the anticipated impact on the Bank’s net interest income.

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2009, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

The following table summarizes the Bank’s net interest income sensitivity analysis that was prepared as of December 31, 2008, over one and two-year horizons assuming 200 basis point parallel shifts in the yield curve. The table also summarized net interest income sensitivity under a non-parallel shift in the yield curve, whereby short-term rates increased by 200 basis points.

INTEREST RATE RISK
CHANGES IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
DECEMBER 31, 2008

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+200 Basis Points Short-term Rates
Year 1
Net interest income	$88	($298)	($1,239)
% change	0.29%	(0.99%)	(4.12%)
Year 2
Net interest income	($887)	$1,629	($1,998)
% change	(2.95%)	5.42%	(6.64%)

During 2009, the short-term Federal Funds interest rate remained unchanged at 0.00% to 0.25%, with yields on three month to two year Treasury notes also remaining essentially unchanged. As had been largely anticipated by management through use of the interest rate sensitivity model, the Bank’s net interest margin increased 27 basis points in 2009, as the cost of interest bearing liabilities declined faster and to a greater degree than the decline in earning asset yields.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bar Harbor Bankshares:

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U. S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 15, 2010

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(in thousands, except share data)
	December 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$ 9,831	$ 9,041
Overnight interest bearing money market funds	1	1
Total cash and cash equivalents	9,832	9,042
Securities available for sale, at fair value	347,026	290,502
Federal Home Loan Bank stock	16,068	14,796
Loans	669,492	633,603
Allowance for loan losses	(7,814)	(5,446)
Loans, net of allowance for loan losses	661,678	628,157
Premises and equipment, net	11,927	10,854
Goodwill	3,158	3,158
Bank owned life insurance	6,846	6,573
Other assets	15,846	9,206
TOTAL ASSETS	$1,072,381	$972,288

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 57,743	$ 57,954
NOW accounts	74,538	67,747
Savings and money market deposits	171,791	163,780
Time deposits	245,111	200,206
Brokered time deposits	91,990	88,506
Total deposits	641,173	578,193
Short-term borrowings	91,893	121,672
Long-term advances from Federal Home Loan Bank	214,736	197,231
Junior subordinated debentues	5,000	5,000
Other liabilities	6,065	4,747
TOTAL LIABILITIES	958,867	906,843

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,443,614 shares at December 31, 2009 and 3,643,614 shares at December 31, 2008	8,887	7,287
Preferred stock, par value $0; authorized 1,000,000 shares; issued 18,751 shares at December 31, 2009	18,358	---
Surplus	24,360	4,903
Retained earnings	75,001	67,908
Accumulated other comprehensive income (loss):
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($56) and ($59), at December 31, 2009 and December 31, 2008, respectively	(109)	(115)
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $1,074 and ($573), at December 31, 2009 and December 31, 2008, respectively	2,084	(1,149)
Portion of OTTI attributable to non-credit losses, net of tax of $931 and $0, at December 31, 2009 and 2008, respectively	(1,808)	---
Net unrealized appreciation on derivative instruments, net of tax of $209 and $382 at December 31, 2009 and December 31, 2008, respectively	406	740
Total accumulated other comprehensive income (loss)	573	(524)
Less: cost of 752,431 and 769,635 shares of treasury stock at December 31, 200,9 and December 31, 2008, respectively	(13,665)	(14,129)

TOTAL SHAREHOLDERS' EQUITY	113,514	65,445

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,072,381	$972,288

The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)
	2009	2008	2007
Interest and dividend income:
Interest and fees on loans	$ 34,797	$ 37,653	$ 37,923
Interest on securities	19,570	15,415	13,073
Dividends on FHLB stock	---	526	813
Total interest and dividend income	54,367	53,594	51,809

Interest expense:
Deposits	10,724	14,976	16,222
Short-term borrowings	602	1,421	5,967
Long-term debt	9,760	10,006	6,717
Total interest expense	21,086	26,403	28,906

Net interest income	33,281	27,191	22,903
Provision for loan losses	3,207	1,995	456
Net interest income after provision for loan losses	30,074	25,196	22,447

Non-interest income:
Trust and other financial services	2,444	2,513	2,335
Service charges on deposit accounts	1,412	1,594	1,624
Mortgage banking activities	490	15	20
Credit and debit card service charges and fees	779	2,044	2,100
Net securities gains (losses)	1,521	(831)	(671)
Total other-than-temporary impairment ("OTTI") losses	(2,773)	---	---
Non-credit portion of OTTI losses (before taxes) (1)	1,319	---	---
Net OTTI losses recognized in earnings	(1,454)	---	---
Other operating income	830	1,097	521
Total non-interest income	6,022	6,432	5,929

Non-interest expense:
Salaries and employee benefits	11,594	10,827	9,368
Postretirement plan settlement	---	---	(832)
Occupancy expense	1,329	1,387	1,275
Furniture and equipment expense	1,378	1,539	1,718
Credit and debit card expenses	332	1,416	1,469
FDIC insurance assessments	1,420	134	59
Other operating expense	5,701	5,210	5,144
Total non-interest expense	21,754	20,513	18,201

Income before income taxes	14,342	11,115	10,175
Income taxes	3,992	3,384	3,020

Net income	$ 10,350	$ 7,731	$ 7,155

Preferred stock dividends and accretion of discount	1,034	---	---
Net income available to common shareholders	$ 9,316	$ 7,731	$ 7,155

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	2,916,643	2,943,694	3,037,074
Effect of dilutive employee stock options	57,182	63,555	75,662
Effect of dilutive warrants	9,604	---	---
Diluted	2,983,429	3,007,249	3,112,736

Per Common Share Data:
Basic Earnings Per Share	$ 3.19	$ 2.63	$ 2.36
Diluted Earnings Per Share	$ 3.12	$ 2.57	$ 2.30

(1) Included in other comprehensive income (loss), net of taxes

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share data)
	Capital Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2006	$7,287	$ ---	$ 4,365	$59,339	$ (953)	$ (8,987)	$ 61,051
Net income	---	---	---	7,155	---	---	7,155
Total other comprehensive income	---	---	---	---	2,071	---	2,071
Cash dividends declared ($0.955 per share)	---	---	---	(2,899)	---	---	(2,899)
Purchase of treasury stock (67,599 shares)	---	---	---	---	---	(2,118)	(2,118)
Stock options exercised (22,817 shares), including related tax effects	---	---	99	(303)	---	714	510
Recognition of stock option expense	---	---	204	---	---	---	204
Balance December 31, 2007	$7,287	$ ---	$ 4,668	$63,292	$ 1,118	$(10,391)	$ 65,974

Balance December 31, 2007	$7,287	$ ---	$ 4,668	$63,292	$ 1,118	$(10,391)	$ 65,974
Net income	---	---	---	7,731	---	---	7,731
Total other comprehensive loss	---	---	---	---	(1,642)	---	(1,642)
Cash dividends declared ($1.02 per share)	---	---	---	(3,004)	---	---	(3,004)
Purchase of treasury stock (138,409 shares)	---	---	---	---	---	(4,028)	(4,028)
Stock options exercised (9,725 shares), including related tax effects	---	---	31	(111)	---	290	210
Recognition of stock option expense	---	---	204	---	---	---	204
Balance December 31, 2008	$ 7,287	$ ---	$ 4,903	$67,908	$ (524)	$(14,129)	$ 65,445

Balance December 31, 2008	$7,287	$ ---	$ 4,903	$67,908	$ (524)	$(14,129)	$ 65,445
Net income	---	---	---	10,350	---	---	10,350
Cumulative effect adjustment for the adoption of FSP FAS 115-2	---	---	---	937	(937)	---	---
Total other comprehensive income	---	---	---	---	2,034	---	2,034
Dividend declared:						---
Common stock ($1.04 per share)	---	---	---	(2,994)	---	---	(2,994)
Preferred stock	---	---	---	(790)	---	---	(790)
Issuance of common stock (800,000 shares)	1,600	---	18,812	---	---	---	20,412
Issuance of preferred stock (18,751 shares)	---	18,114	(232)	---	---	---	17,882
Issuance of stock warrants	---	---	638	---	---	---	638
Purchase of treasury stock (5,571 shares)	---	---	---	---	---	(144)	(144)
Stock options exercised (22,775 shares), including related tax effects	---	---	110	(166)	---	608	552
Recognition of stock option expense	---	---	129	---	---	---	129
Cumulative dividends on preferred stock	---	122	---	(122)	---	---	---
Accretion of discount	---	122	---	(122)	---	---	---
Balance December 31, 2009	$8,887	$18,358	$24,360	$75,001	$ 573	$(13,665)	$113,514

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)
	2009	2008	2007

Net income	$10,350	$ 7,731	$7,155
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $1,670, ($1,472) and $739 respectively	3,277	(2,893)	1,433
Less reclassification adjustment for net (gains) losses related to securities available for sale included in net income, net of tax of ($517), $283 and $228, respectively	(1,004)	548	443
Add other-than-temporary adjustment, net of tax of $494	960	---	---
Add non-credit portion of other-than-temporary losses, net of tax of $448	(871)	---	---
Net unrealized (depreciation) appreciation and other amounts for interest rate derivatives, net of tax of ($173), $358 and $245, respectively	(334)	694	475
Reversal of actuarial gain upon postretirement plan settlement, net of tax of $0, $0, and $151, respectively	---	---	(289)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $3, $5 and $7, respectively	6	9	9
Total other comprehensive income (loss)	2,034	(1,642)	2,071
Total comprehensive income	$12,384	$ 6,089	$9,226

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)
	2009	2008	2007
Cash flows from operating activities:
Net income	$ 10,350	$ 7,731	$ 7,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	914	1,004	1,211
Amortization of core deposit intangible	67	67	67
Provision for loan losses	3,207	1,995	456
Net securities (gains) losses	(1,521)	831	671
Other-than-temporary impairment	1,454	---	---
Net (accretion) amortization of bond discounts and premiums	(965)	(748)	93
Deferred tax (benefit) expense	(1,742)	(714)	374
Recognition of stock option expense	129	204	204
Postretirement plan settlement	---	---	(832)
Gain on sale of credit card processing business	---	(111)	---
Gain on sale of merchant processing business	---	(103)	---
Proceeds from sale of mortgages	29,898	---	---
Origination of mortgage loans held for sale	(29,842)	---	---
Net gains on sale of mortgages held for sale	(490)	---	---
Net change in other assets	(6,003)	1,536	(1,087)
Net change in other liabilities	1,327	(768)	(138)
Net cash provided by operating activities	6,783	10,924	8,174

Cash flows from investing activities:
Purchases of securities available for sale	(184,554)	(100,222)	(154,501)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	70,266	49,656	50,702
Proceeds from sales of securities available for sale	62,357	21,064	54,513
Net increase in Federal Home Loan Bank stock	(1,272)	(1,640)	(1,307)
Proceeds from sale of student loan portfolio	---	---	2,539
Proceeds from sale of credit card processing business	---	2,284	---
Net loans made to customers	(37,148)	(57,337)	(27,729)
Proceeds from sale of other real estate owned	83	340	---
Capital expenditures	(1,987)	(1,063)	(638)
Net cash used in investing activities	(92,255)	(86,918)	(76,421)

Cash flows from financing activities:
Net increase in deposits	62,980	39,077	42,797
Net (decrease) increase in securities sold under repurchase agreements and fed funds purchased	(726)	(1,177)	7,619
Proceeds from Federal Reserve borrowings	20,000	---	---
Proceeds from Federal Home Loan Bank advances	47,490	97,180	101,000
Repayments of Federal Home Loan Bank advances	(79,038)	(55,953)	(90,478)
Proceeds from issuance of junior subordinated debentures	---	5,000	---
Proceeds from issuance of common stock	20,412	---	---
Net proceeds from issuance of preferred stock and stock warrants	18,520	---	---
Purchases of treasury stock	(144)	(4,028)	(2,118)
Proceeds from stock option exercises, including excess tax benefits	552	210	510
Payments of dividends	(3,784)	(3,004)	(2,899)
Net cash provided by financing activities	86,262	77,305	56,431

Net increase (decrease) in cash and cash equivalents	790	1,311	(11,816)
Cash and cash equivalents at beginning of year	9,042	7,731	19,547
Cash and cash equivalents at end of year	$ 9,832	$ 9,042	$ 7,731

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 21,191	$ 26,667	$ 28,194
Income taxes	5,954	3,427	2,712

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 854	$ 83	$ 340

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

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash on hand. The required reserve balance at December 31, 2009, and 2008 was $0 and $394, respectively, and was met by holding cash on hand. The Bank’s clearing balance requirement was $150 at December 31, 2009, and 2008.

In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $250 that is insured by the Federal Deposit Insurance Corporation.

Investment Securities: Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" ("HTM") and reflected at amortized cost. Securities not classified as "held-to-maturity" are classified as "available-for-sale" ("AFS"). All securities held at December 31, 2009 and 2008 were classified as AFS. Securities AFS primarily consist of debt securities and mortgage-backed securities, and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Bank does not have a securities trading portfolio or securities held to maturity.

Premiums and discounts on securities are amortized and accreted over the term of the securities using the interest method. Gains and losses on the sale of securities are recognized at the trade date using the specific-identification method and are shown separately in the consolidated statements of income.

Other-Than-Temporary Impairments on Investment Securities: One of the significant estimates relating to securities is the evaluation of other-than-temporary impairment. If a decline in the fair value of a debt security is judged to be other-than-temporary, and management does not intend to sell the security and believes it is more-likely-than-not the Company will not be required to sell the security prior to recovery of cost or amortized cost, the portion of the total impairment attributable to the credit loss is recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value is included in other comprehensive income.

For impaired available-for-sale debt securities that management intends to sell, or where management believes it is more-likely-than-not that the Company will be required to sell, an other-than-temporary impairment charge is recognized in earnings equal to the difference between fair value and cost or amortized cost basis of the security. The fair value of the other-than-temporarily impaired security becomes its new cost basis.

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

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value; however, the FHLB recently announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership. The investment in FHLB of Boston stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB of Boston and its overall financial condition. No impairment losses have been recorded through December 31, 2009.

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

The Company evaluates whether the carrying value of its goodwill has become impaired, in which case the value is reduced through a charge to its earnings. Goodwill is evaluated for impairment at least annually, or upon a triggering event, using certain fair value techniques. Goodwill impairment testing is performed at the segment (or "reporting unit") level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to the reporting units, it no longer retains its association with a particular acquisition, and all if the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

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

At December 31, 2009, the Company did not have any identifiable intangible assets on its consolidated balance sheet. At December 31, 2008, identifiable intangible assets included in other assets on the consolidated balance sheet consisted of core deposit intangibles amortized over their estimated useful lives on a straight-line method, which approximated the amount of economic benefits to Company. These assets became fully amortized during 2009. The determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.

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

In the first quarter of 2007, the Company settled its limited postretirement benefit program. The Company voluntarily paid out $699 to plan participants, representing 64% of the accrued post retirement benefit obligation. This payment fully settled all Company obligations related to this program. In connection with the settlement of the postretirement program, the Company recorded a reduction in non-interest expense of $832 in the first quarter of 2007, representing the elimination of the $390 remaining accrued benefit obligation included in other liabilities on the consolidated balance sheet, and the $442 actuarial gain ($291, net of tax) related to the program. The actuarial gain was previously included in accumulated other comprehensive income, net of tax effect of $151.

The Company recognizes the over-funded or under-funded status of defined benefit pension and other postretirement benefit plans as an asset or liability on the balance sheet and recognizes changes in that funded status through other comprehensive income. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit costs are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, which is the date at which the benefit obligation and plan assets are measured, is the Company's fiscal year end.

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

The Company performs an analysis of its tax positions and has not identified any uncertain tax positions for which tax benefits should not be recognized as of December 31, 2009. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

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

Note 2: Securities Available For Sale

A summary of the amortized cost and market values of securities available for sale follows:
	December 31, 2009
Available for Sale:	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 2,770	$ 13	$ 227	$ 2,556
Mortgage-backed securities:
US Government-sponsored enterprises	226,740	7,613	3	234,350
US Government agency	21,522	606	21	22,107
Private label	31,754	27	5,428	26,353
Obligations of states and political subdivisions thereof	63,821	1,674	3,835	61,660
Total	$346,607	$9,933	$9,514	$347,026

*includes the cumulative write-down of securities considered to be other-than-temporarily impaired at December 31, 2009, with impairment write-downs totaling $2,475; all related to private label mortgage backed securities

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

*Includes the write-down of securities considered to be other-than-temporarily impaired at December 31, 2008, with impairment write-downs totaling $1,435.

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.

Effective April 1, 2009, the Company adopted FSP FAS 115-2, Recognition and Presentation of Other-than Temporary Impairments, now included in the FASB Accounting Standards Codification as part of FASB ASC 320-10-65, Investments – Debt and Equity Securities. This new accounting standard amended the OTTI guidance included in GAAP for debt securities, which among other things clarified the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changed the presentation and calculation of OTTI on debt securities in the financial statements. Additionally, when adopting this accounting standard, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income (loss) if the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovery of its amortized cost. Upon the adoption of this accounting standard the Company recognized the effect of applying it as a change in accounting principle. The Company recognized a $937 cumulative effect of initially applying this standard as an adjustment to retained earnings as of April 1, 2009, with a corresponding adjustment to accumulated other comprehensive income (loss).

Prior to the adoption of the new accounting standard, in the first quarter of 2009 the Company recorded other-than-temporary impairment losses of $1,007 related to five available-for-sale, 1-4 family non-agency mortgage-backed securities because the Company could no longer conclude it was probable that it would recover all of the principal and interest on these securities. This charge represented the total amount of unrealized losses on these securities at March 31, 2009 and was recorded within net securities gains in the Company’s consolidated statement of income.

For the year ended December 31, 2009, the Company recorded total OTTI losses amounting to $2,773 (before taxes), related to twelve, available-for-for sale, 1-4 family non-agency mortgage backed securities. Of the $2,773 in total OTTI losses, $1,454 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $1,319 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $1,454 in estimated credit losses were recorded in earnings (before taxes), with the $1,319 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income, net of taxes.

The $1,454 in 2009 OTTI losses recognized in earnings represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of loans underlying each security. In estimating those cash flows the Company considered loan level credit characteristics, current delinquency and nonperforming loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent prepayment rates and future prepayment rate assumptions, and other estimates of future collateral performance.

For the year ended December 31, 2008, the Company recorded OTTI losses of $1,435 related to three available-for-sale, 1-4 family non-agency mortgage-backed securities because the Company could no longer conclude it was probable it would recover all of the principal and interest on these securities. This charge represented the total amount of unrealized losses on these securities at December 31, 2008 and was recorded within net securities losses in the Company’s consolidated statement of income.

Despite some rising levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company expects that as of December, 2009 it will recover the amortized cost basis of its private label mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to credit losses on debt securities held by the Company at the beginning of the current reporting period for which the other than credit related portion of the OTTI was included in accumulated other comprehensive income (net of tax), as well as changes in credit losses recognized in pre-tax earnings for the quarter ended December 31, 2009.

Estimated credit losses as of April 1, 2009	$1,021
Additional credit losses for securities on which OTTI had been previously recognized	987
Additions for credit losses for securities on which OTTI had not been previously recognized	467
Estimated credit losses as of December 31, 2009	$2,475

As of December 31, 2009, the total OTTI losses included in accumulated other comprehensive income amounted to $1,808, net of tax, compared with none at December 31, 2008. These OTTI losses related to twelve private label mortgage-backed securities, with a total unamortized cost of $7,693 at December 31, 2009.

As of December 31, 2009, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at December 31, 2009. As of that date, the Company did not intend to sell nor believed it is more likely than not that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following tables summarize the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2009 and 2008. All securities referenced are debt securities. At December 31, 2009 and 2008, the Company did not hold any common stock or other equity securities in its securities portfolio.
2009	Less than 12 months			12 months or longer			Total
Description of Securities:	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses

Obligations of U.S. Government- Sponsored enterprises	$ 1,543	2	$ 227	$ ---	---	$ ---	$ 1,543	2	$ 227
Mortgage-backed securities:
US Government-sponsored enterprises	954	1	2	21	1	1	975	2	3
US Government Agency	2,855	2	14	843	14	7	3,698	16	21
Private Label	3,346	11	1,852	18,489	45	3,576	21,835	56	5,428
Obligations of states and political subdivisions thereof	15,287	36	744	10,943	50	3,091	26,230	86	3,835
Total	$23,985	52	$2,839	$30,296	110	$6,675	$54,281	162	$9,514

2008	Less than 12 months			12 months or longer			Total
Description of Securities:	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses

Mortgage-backed securities:
US Government-sponsored enterprises	$ 2,423	3	$ 7	$ 451	3	$ 3	$ 2,874	6	$ 10
US Government agency	1,660	16	19	230	7	7	1,890	23	26
Private-label	27,140	37	3,560	6,620	23	633	33,760	60	4,193
Obligations of states of the U. S. and political subdivisions thereof	25,975	79	2,330	3,928	18	1,337	29,903	97	3,667
Total	$57,198	135	$5,916	$11,229	51	$1,980	$68,427	186	$7,896

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Debt obligations of U.S. Government-sponsored enterprises: As of December 31, 2009, the total unrealized losses on these securities amounted to $227, compared with none at December 31, 2008. All of these securities were credit rated "AAA" by the major credit rating agencies. Management’s analysis indicated that these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Company management believes that the unrealized losses at December 31, 2009 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

  Mortgage-backed securities issued by U.S. Government-sponsored enterprises:  As of December 31, 2009, the total unrealized losses on these securities amounted to $3, compared with $10 at December 31, 2008. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that that the unrealized losses at December 31, 2009 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

  Mortgage-backed securities issued by U.S. Government agencies: As of December 31, 2009, the total unrealized losses on these securities amounted to $21, compared with $26 at December 31, 2008. All of these securities were credit rated "AAA" by the major credit rating agencies. Management’s analysis indicates that these securities bear no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at December 31, 2009 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

  Private label mortgage-backed securities:  As of December 31, 2009, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $5,428, compared with $4,193 at December 31 2008. The Company attributes the unrealized losses at December 31, 2009 to the current market environment for non-agency mortgage-backed securities, a seriously declining housing market, risk related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label MBS owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows on these securities, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

  Obligations of states of the U.S. and political subdivisions thereof:  As of December 31, 2009, the total unrealized losses on the Bank’s municipal securities amounted to $3,835, compared with $3,667 at December 31, 2008. The Bank’s municipal securities are supported by the general taxing authority of the municipality and in the cases of school districts, are supported by state aid. At December 31, 2009, all municipal bond issuers were current on contractually obligated interest and principal payments. At December 31, 2009, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. The Company attributes the unrealized losses at December 31, 2009 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, driven in part by current market concerns about the prolonged economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, The Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009, the Company had no intent to sell nor believed it is more likely than not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of December 31, 2009. Actual maturities may differ from the final contractual maturities noted below because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are allocated among the maturity groupings based on their final maturity dates.

	December 31, 2009

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due in one year or less	$ 162	$ 164
Due after one year through five years	1,619	1,657
Due after five years through ten years	17,002	17,045
Due after ten years	327,824	328,160
	$346,607	$347,026

*includes the cumulative write-down of securities considered to be other-than-temporarily impaired at December 31, 2009 with impairment write-downs totaling $2,475.

Realized Securities Gains and Losses:

The following table summarizes realized gains and losses and other than temporary impairment losses on securities available for sale for the years ended December 31, 2009, 2008 and 2007.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net

2009	$62,357	$2,528	$ ---	$2,461	$ 67
2008	$21,064	$ 604	$ ---	$1,435	$(831)
2007	$54,513	$ 641	$150	$1,162	$(671)

Pledged Securities:

At December 31, 2009 and 2008, securities available for sale, at fair value, totaling $32,826 and $43,922, respectively, were pledged as collateral for securities sold under repurchase agreements and for other purposes required by law.

Note 3: Loans

The Company’s lending activities are principally conducted in downeast and midcoast Maine. The following table summarizes the composition of the loan portfolio as of December 31, 2009 and 2008:

	2009	2008

Commercial real estate mortgages	$269,776	$236,674
Commercial and industrial loans	77,284	65,717
Agricultural and other loans to farmers	22,192	19,390
Total commercial loans	369,252	321,781

Residential real estate mortgages	225,750	249,543
Home equity loans	54,889	51,095
Consumer loans	4,665	4,773
Total consumer loans	285,304	305,411

Tax exempt loans	14,138	5,358

Deferred origination costs, net	798	1,053
Total loans	669,492	633,603
Allowance for loan losses	(7,814)	(5,446)
Total loans net of allowance for loan losses	$661,678	$628,157

Non-performing Loans: The following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at December 31, 2009, 2008 and 2007.

	2009	2008	2007

Commercial real estate mortgages	$3,096	$1,645	$1,519
Commercial construction and development	392	---	---
Commercial and industrial loans	237	294	---
Agricultural and other loans to farmers	1,848	199	79
Total commercial loans	5,573	2,138	1,598

Residential real estate mortgages	2,498	1,696	377
Home equity loans	304	26	73
Residential construction and development	24	25	---
Consumer loans	5	16	5
Total consumer loans	2,831	1,763	455

Total non-accrual loans	8,404	3,901	2,053
Accruing loans contractually past due 90 days or more	772	503	9
Total non-performing loans	$9,176	$4,404	$2,062

During the years ended December 31, 2009, 2008 and 2007, the foregone interest on non-accrual loans amounted to $382, $263, and $99, respectively.

At December 31, 2009, the Bank had $854 of other real estate owned, compared with $83 at December 31, 2008.

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At December 31, 2009 and 2008, loans to the lodging industry amounted to approximately $70,846 and $54,855, respectively.

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

	2009	2008

Beginning balance	$ 7,560	$8,057

New loans	1,239	---
Less: repayments	(1,178)	(497)

Ending balance	$ 7,621	$7,560

As of December 31, 2009, and 2008, there were no non-performing loans to related parties.

Note 4: Allowance For Loan Losses

A summary of changes in the allowance for loan losses for each of the three years ended December 31 follows:

	2009	2008	2007

Balance, beginning of year	$5,446	$ 4,743	$4,525

Provision for loan losses	3,207	1,995	456
Less: Loans charged off	(995)	(1,336)	(303)
Recoveries on loans previously charged off	156	44	65
Net loans charged off	(839)	(1,292)	(238)

Balance, end of year	$7,814	$ 5,446	$4,743

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

Information pertaining to impaired loans at December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007

Investment in impaired loans	$5,573	$2,138	$1,598
Portion of impaired loan balance for which an allowance for loan losses is allocated	$4,416	$1,328	$1,397
Portion of impaired loan losses allocated to the impaired loan balance	$ 702	$ 176	$ 280
Interest not recorded on impaired loans at year end	$ 382	$ 263	$ 111

During the years ended December 31, 2009, 2008 and 2007, the total average balance of impaired loans amounted to approximately $3,861, $1,956, and $830, respectively.

There was significant disruption and volatility in the financial and capital markets during the second half of 2008 and these conditions largely continued throughout 2009. Turmoil in the mortgage market has adversely impacted both domestic and global markets, and has led to a significant credit and liquidity problems in many domestic markets. These market conditions were attributable to a variety of factors, in particular the fallout associated with the subprime mortgage loans (a type of lending the Company has never pursued). This disruption has been exacerbated by the continued decline of the real estate housing market. While the Bank continues to adhere to prudent underwriting standards, as a lender, it may be adversely impacted by general economic weaknesses and, in particular, a continued downturn in the housing market nationally. Decreases in real estate values could adversely affect the value of property used as collateral for the Bank’s loans. Adverse changes in the economy may have a negative effect on the ability of the Bank’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease the Company’s net interest income and adversely impact the Company’s loan loss experience, causing increases in the Bank’s provision for loan losses.

Note 5: Mortgage Loan Servicing

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as Freddie Mac. Under loan sale and servicing agreements with the investor, the Company continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment.

The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at December 31, 2009 was $278 compared with none at December 31, 2008. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 4.22%, rounded up to the nearest 25 basis points. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets of the Company and amounted to $32,810 and $4,575 at December 31, 2009 and 2008, respectively.

Note 6: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

	2009	2008

Land	$ 2,267	$ 2,056
Buildings and improvements	14,689	13,844
Furniture and equipment	10,207	9,649
Less: accumulated depreciation	(15,236)	(14,695)
Total	$ 11,927	$ 10,854

Depreciation expense amounted to $914, $1,004 and $1,211 in 2009, 2008 and 2007, respectively.

Note 7: Goodwill and Other Intangible Assets

Goodwill totaled $3,158 at December 31, 2009 and 2008, and there were no additions or impairments recorded during the years ended December 31, 2009, 2008 or 2007.

Core Deposit Intangible Asset: At December 31, 2008 Company had a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Bank’s acquisition of a branch office in Rockland, Maine. The core deposit intangible asset was being amortized over an estimated useful life of six years, and was included in other assets on the Company’s consolidated balance sheet. During 2009 the core deposit intangible asset became fully amortized.

A summary of the core deposit intangible asset as of December 31 follows:

	December 31, 2009	December 31, 2008
Core deposit intangibles:
Gross carrying amount	$391	$391
Less: accumulated amortization	391	324
Net carrying amount	$ ---	$ 67

Note 8: Income Taxes

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the three years ended December 31:

	2009	2008	2007
Current
Federal	$5,544	$3,943	$2,503
State	190	155	143
	5,734	4,098	2,646
Deferred	(1,742)	(714)	374
	$3,992	$3,384	$3,020

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 35% to income before taxes in 2009 and 34% in 2008 and 2007) to recorded income tax expense, for each of the three years ended December 31:

	2009	2008	2007

Computed tax expense	$5,020	$3,779	$3,459
Increase (reduction) in income
taxes resulting from:
Officers' life insurance	(91)	(74)	(71)
Tax exempt interest	(1,052)	(590)	(416)
State taxes, net of federal benefit	123	102	94
Other	(8)	167	(46)
	$3,992	$3,384	$3,020

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $3,575 at December 31, 2009 and $2,379 at December 31, 2008.

	2009		2008
	Asset	Liability	Asset	Liability

Allowance for losses on loans and
other real estate owned	$2,751	$ ---	$1,852	$ ---
Deferred compensation	997	---	989	---
Unrealized gain or loss on
securities available for sale	---	143	573	---
Unrealized gain or loss
on derivatives	---	209	---	382
Unfunded retirement benefits	56	---	59	---
Depreciation	---	323	---	171
Deferred loan origination costs	---	596	---	770
Write down of impaired investments	1,363	---	488	---
Other	213	534	224	483

	$5,380	$1,805	$ 4,185	$1,806

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 9: Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100, was $101,265 and $65,437 at December 31, 2009 and 2008, respectively. At December 31, 2009, the scheduled maturities of jumbo certificates of deposit were as follows:

Three months or less	$ 25,426
Over three to six months	32,948
Over six to twelve months	28,932
Over twelve months	22,245
$109,551

At December 31, 2009, the scheduled maturities of total time deposits were as follows:

2010	$190,090
2011	40,892
2012	25,219
2013	33,359
2014	34,025
2015 & thereafter	13,516
$337,101

Note 10: Short-term Borrowings

The Company’s short-term borrowings consist of borrowings from the Federal Home Loan Bank (the "FHLB"), borrowings from the Federal Reserve Bank ("FRB") and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2009 and 2008.

	2009		2008
	Total Principal	Weighted Average Rate	Total Principal	Weighted Average Rate

Federal Home Loan Bank Advances	$51,250	2.70%	$100,303	1.80%
Federal Reserve Bank	20,000	0.37%	---	1.25%
Securities sold under agreements to repurchase	20,643	1.22%	21,369	2.55%
Total short-term borrowings	$91,893		$121,672

Federal Home Loan Bank Borrowings: Information concerning short-term Federal Home Loan Bank borrowings for 2009 and 2008 is summarized below:

	2009	2008

Average daily balance during the year	$ 78,415	$ 73,697
Maximum month-end balance during the year	$128,776	$100,303
Amount outstanding at end of year	$ 51,250	$100,303

All short-term FHLB advances are fixed-rate instruments. Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB, investment securities and a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, and other qualifying assets. All short-term advances are payable at their maturity dates.

Federal Reserve Bank Borrowings: Information concerning short-term Federal Reserve Bank borrowings for 2009 and 2008 is summarized below:

	2009	2008

Average daily balance during the year	$20,241	$ 204
Average interest rate during the year	0.37%	1.25%
Maximum month-end balance during the year	$30,000	$ ---
Amount outstanding at end of year	$20,000	$ ---

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2009 and 2008 is summarized below:

	2009	2008

Average daily balance during the year	$18,062	$18,445
Average interest rate during the year	1.64%	2.83%
Maximum month-end balance during the year	$22,025	$24,178
Amount outstanding at end of year	$20,643	$21,369

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and not under the Bank's control, were as follows at December 31:

	2009	2008

Amortized cost	$31,373	$42,635
Estimated fair value	$32,826	$43,922

Note 11: Long-term Debt

A summary of long-term debt by contractual maturity is as follows:

December 31, 2009

Maturity	Total Principal	Rate	Range of Interest Rates

2011	$ 58,147	4.08%	2.75%	to	5.30%
2012	$ 40,119	4.02%	2.99%	to	5.07%
2013	$ 43,480	3.66%	2.77%	to	4.39%
2014	$ 53,990	3.24%	2.73%	to	4.80%
2015 and thereafter	$ 19,000	4.00%	2.25%	to	4.70%
Total	$214,736

December 31, 2008

	Total		Range of
Maturity	Principal	Rate	Interest Rates

2010	$ 29,000	4.62%	2.84% to 5.95%
2011	$ 58,699	4.08%	2.75% to 5.30%
2012	$ 40,552	4.03%	2.99% to 5.07%
2013	$ 37,980	3.77%	3.02% to 4.39%
2014	$ 12,000	4.07%	3.35% to 4.33%
2015 and thereafter	$ 19,000	4.00%	2.25% to 4.70%
Total long-term debt	$197,231

All of the long-term debt represents advances from the FHLB. All FHLB advances are fixed-rate instruments. Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB, investment securities and a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, and other qualifying assets. Advances are payable at their call dates or final maturity.

The maturity distribution of the long-term debt with callable features was as follows:

December 31, 2009
		Weighted
	Total	Average
Maturity	Principal	Interest Rate

2011	$10,500	5.20%
2012	21,000	4.60%
2013	7,500	3.79%
2014	12,000	4.11%
2015 and thereafter	19,000	4.00%
Total long-term debt	$70,000

December 31, 2008

Maturity	Total Principal	Weighted Average Interest Rate

2010	$12,000	5.34%
2011	10,500	5.20%
2012	21,000	4.60%
2013	7,500	3.73%
2014 and thereafter	31,000	4.03%
Total	$82,000

At December 31, 2009, and 2008, the Company had $50,500 and $35,000 of long-term debt that was currently callable, respectively. The remaining callable debt has call dates ranging from January 2010 to November 2102.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. As of December 31, 2009, the Company and the Bank exceed all capital adequacy requirements to which they are subject. As of December 31, 2009, the most recent notification from the federal regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s or the Company’s category.

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2009, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2009
Total Capital
(To Risk-Weighted Assets)
Consolidated	$122,615	17.14%	$57,241	8.0%	N/A
Bank	$123,383	17.26%	$57,175	8.0%	$71,469	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$109,755	15.34%	$28,620	4.0%	N/A
Bank	$110,569	15.47%	$28,587	4.0%	$42,881	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$109,755	10.35%	$42,431	4.0%	N/A
Bank	$110,569	10.43%	$42,395	4.0%	$52,993	5.0%

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2008, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2008
Total Capital
(To Risk-Weighted Assets)
Consolidated	$73,191	11.60%	$50,458	8.0%	N/A
Bank	$73,540	11.69%	$50,333	8.0%	$62,917	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$62,745	9.95%	$25,229	4.0%	N/A
Bank	$63,094	10.03%	$25,167	4.0%	$37,750	6.00%
Tier 1 Capital
(To Average Assets)
Consolidated	$62,745	6.61%	$37,977	4.0%	N/A
Bank	$63,094	6.65%	$37,944	4.0%	$47,430	5.0%

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2009, the Bank had $51,914 available for dividends that could be paid without prior regulatory approval.

Series A Fixed Rate Cumulative Perpetual Preferred Stock and Warrant: As previously reported, on January 16, 2009, as part of the Capital Purchase Program (the "CPP") established by the U.S. Department of the Treasury (the "Treasury") under the Emergency Economic Stabilization Act of 2008, the Company sold to Treasury (i) 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of one thousand dollars per share (the "Preferred Stock"); and (ii) a ten-year warrant to purchase up to 104,910 shares of the Company’s common stock, par value two dollars per share at an initial exercise price of $26.81 per share, for an aggregate purchase price of $18,751 in cash. All of the proceeds from the sale were treated as Tier 1 capital for regulatory purposes.

On February 24, 2010 the Company redeemed all 18,751 shares of its Preferred Stock sold to Treasury. The Company paid $18,774 to the Treasury to redeem the Preferred Stock, consisting of $18,751 of principal and $23 of accrued and unpaid dividends. The Company and the Bank received approvals from their respective regulators to redeem the Preferred Stock. The Company’s redemption of the Preferred Stock is not subject to additional conditions or stipulations from the Treasury.

The preferred stock that the Company repurchased for $18,751 had a current carrying value of $18,255 (net of $496 unaccreted discount) on the Company’s consolidated balance sheet. As a result of the repurchase, the Company will accelerate the accretion of the $496 discount and record a total reduction in shareholders’ equity of $18,751.

In the fourth quarter of 2009, the warrant received by the Treasury to purchase up to 104,910 shares of the Company’s common stock was reduced by one half to 52,455 shares as a result of the Company’s successful completion of a common stock offering in December 2009.

Common Stock Offering: In December 2009 the Company completed its previously announced offering of 800,000 shares of common stock to the public at $27.50 per share. The net proceeds from this offering, after deducting underwriting discounts and estimated expenses amounted to $20,412. As previously reported, in January 2010 the Company completed the closing of the underwriter’s exercise of its over-allotment option to purchase an additional 82,021 shares of the Company’s common stock at a purchase price to the public of $27.50 per share. The Company received total net proceeds from the offering, including the exercise of the over allotment option, after deducting underwriting discounts and expenses, amounting to $22,442. All of the net proceeds from this offering are treated as Tier 1 capital for regulatory purposes. In February 2010, the Company used $18,751 of the net proceeds from this offering to repurchase all of its Series A preferred shares sold to the U.S. Department of the Treasury.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and is authorized to continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of December 31, 2009, the Company had repurchased 66,782 shares of stock under this plan, at a total cost of $1,833 and an average price of $27.44 per share. The Company recorded the repurchased shares as treasury stock.

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

Note 13: Stock-Based Compensation Plans:

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 ("ISOP") for its officers and employees, which provides for the issuance of up to 450,000 shares of common stock. At December 31, 2009, 15,829 shares are still available for future stock option grants. The purchase price of the stock covered by each option shall be at least 100% of the trading value on the date such option is granted. Vesting terms range from three to seven years. No option shall be granted after October 3, 2010, ten years after the effective date of the ISOP.

In May, 2009, the shareholders of the Company approved the adoption of the 2009 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the "2009 Plan") for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2009 Plan over the 10 year period in which the plan will be in place is 175,000 shares of common stock, provided that no more than 75,000 shares of such stock can be awarded in the form of restricted stock or restricted stock units, as further described in the 2009 Plan. The 2009 Plan is to be administered by the Company’s Compensation Committee. All employees and directors of the Company and it subsidiaries are eligible to participate in the 2009 Plan, subject to the discretion of the Administrator and the terms of the 2009 Plan. No grants have been made with respect to the shares of common stock reserved for issuance under the 2009 Plan as of December 31, 2009 and as of the filing of this Report. The maximum stock award granted to one individual may not exceed 20,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year.

In 2009 and 2008, the Company recognized $129 and $204, respectively, of share-based compensation in salaries and employee benefits expense.

For the years ended December 31, 2009, 2008, and 2007, the total anti-dilutive stock options amounted to 135, 138, and 72 thousand shares, respectively.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the years ended December 31:

	2009	2008	2007

Risk free interest rate	2.94%	3.08%	4.64%
Expected market volatility factor for the Company's stock	22.69%	18.82%	18.86%
Dividend yield	3.85%	3.41%	2.99%
Expected life of the options (years)	7.0	7.0	6.5
Options granted	11,500	27,000	40,700
Estimated fair value of options granted	$ 4.25	$ 4.61	$ 6.27

The expected market price volatility for the grants during 2009 was determined by using the Company’s historical stock price volatility on a daily basis during the 3-7 year periods ending December 31, 2009, consistent with the expected life of the 2009 options.

Stock Option Activity: A summary status of the ISOP as of December 31, 2009, and changes during the year then ended is presented below:

	Number of Stock Options Outstanding	Exercise Price Range		Weighted Average Exercise Price	Intrinsic Value	Aggregate Intrinsic Value
		From	To
Outstanding at January 1, 2009	288,572	$15.40	$33.00	$22.42
Granted	11,500	$21.82	$34.65	$26.07
Exercised	(22,775)	$15.40	$32.20	$18.90
Forfeited	(3,500)	$26.60	$31.00	$27.23
Outstanding at December 31, 2009	273,797	$15.40	$34.65	$22.80	$5.82	$1,593

Ending vested and expected to vest December 31, 2009	261,747	$15.40	$34.65	$22.50	$6.06	$1,587

Exercisable at December 31, 2009	196,821	$15.40	$33.00	$20.19	$7.90	$1,554

The intrinsic value of the options exercised and cash received by the Company for options exercised for the years ended December 31, 2009, 2008, and 2007, was approximately $195 and $430, $72 and $179 and $306 and $411, respectively.

The tax benefit received related to the exercise of options in 2009, 2008 and 2007, was $52, $31 and $99, respectively.

The Company’s policy for fulfilling option exercises is to release shares from treasury stock.

As of December 31, 2009, there was approximately $345 of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next seven years, with a weighted average recognition period of 3.85 years.

Stock Options Outstanding: The following table summarizes stock options outstanding and exercisable by exercise price range at December 31, 2009:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/09	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable As of 12/31/09	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

$15.40	$15.80	23,027		$15.44	23,027	$15.44
$16.05	$16.05	90,000		$16.05	90,000	$16.05
$18.09	$27.00	64,253		$22.95	47,660	$22.18
$27.02	$31.16	62,897		$29.75	19,159	$29.31
$31.50	$34.65	33,620		$32.61	16,975	$32.73

$15.40	$34.65	273,797	4.37	$22.80	196,821	$20.19	3.24

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

The after tax components of accumulated other comprehensive income (loss), which have not yet been recognized in net periodic benefit cost, related to postretirement benefits are net actuarial losses related to supplemental retirement plans of $109 and $115, as of December 31, 2009 and 2008, respectively.

A December 31 measurement date is used for the supplemental executive retirement plans. The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plans as of and for the years ended December 31:

	Supplemental Executive Retirement Plans

	Fiscal Year Ending
	2009	2008
Obligations and Funded Status

Change in Benefit Obligation
Benefit obligation at beginning of year	$ 3,107	$ 2,950
Service cost	222	209
Interest cost	179	170
Benefits paid	(222)	(222)
Benefit obligation at end of year	$ 3,286	$ 3,107

Change in plan assets
Fair value of plan assets at beginning of year	$ ---	$ ---
Employer contributions	222	222
Benefits paid	(222)	(222)
Fair value of plan assets at end of year	$ ---	$ ---

Under funded status at end of year	$(3,286)	$(3,107)

As of December 31, 2009 and 2008, the Company had recognized liabilities of $3,286 and $3,107, respectively, for the supplemental executive retirement plans. These amounts are reported within other liabilities on the consolidated balance sheets.

The following table summarizes the assumptions used to determine the benefit obligations at December 31, 2009, 2008, and 2007, and net periodic benefit costs for the years ended December 31, 2009, 2008, and 2007:

	Supplemental Executive Retirement Plans

Assumptions	Fiscal Year Ending
	2009	2008	2007
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.00%	6.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.00%	5.75%

The net periodic benefit cost for the years ended December 31 included the following components:

	Supplemental Executive Retirement Plans

	Fiscal Year Ending
	2009	2008	2007
Components of Net Periodic Benefit Cost and Other Amounts Recognized in the Consolidated Income Statements

Service cost	$222	$209	$197
Interest cost	179	170	162
Amortization of prior service cost	---	---	---
Recognition of net actuarial gain (loss)	9	14	16
Postretirement settlement	---	---	---
Total recognized in the consolidated income statements	$410	$393	$375

Other Changes and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax)
Recognition of net actuarial (gain) loss	(9)	(14)	(16)
Amortization of prior service cost	---	---	---
Total recognized in other comprehensive income (pre-tax)	(9)	(14)	(16)
Total recognized in the consolidated income statements and other comprehensive income (pre-tax)	$401	$379	$359

The estimated net actuarial loss for the supplemental executive retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is ($9).

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

2010	$ 242
2011	340
2012	340
2013	340
2014	340
2015 and thereafter	5,196

401(k) Plan:  The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire. Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2009, 2008 and 2007 was $276, $265, and $245, respectively.

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

At December 31, 2009, the Bank had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The details are summarized as follows:

Interest Rate Floor Agreements

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 12/31/09	Fair Value 12/31/09	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$36	$381	$756
$10,000	11/01/10	6.50%	$ 69	$20	$290	$479

During 2005, interest rate floor agreements were purchased to limit the Bank’s exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate falls below the floors of 6.00% and 6.50%, thus effectively ensuring interest income on the pools of prime-based loans at minimum rates of 6.00% and 6.50% for the duration of the agreements. The interest rate floor agreements were designated as cash flow hedges.

At December 31, 2009, the total fair market value of the interest rate floor agreements was $671 compared with $1,229 at December 31, 2008. The fair market values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income (loss).

The premiums paid on the interest rate floor agreements are being recognized as reductions of interest income over the duration of the agreements using the floorlet method. During 2009, 2008, and 2007, $74, $63, and $42 of the premiums were recognized as reductions of interest income, respectively. At December 31, 2009, the remaining unamortized premiums, net of tax, totaled $37, compared with $87 at December 31, 2008.

At December 31, 2009 and 2008, the following amounts were recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets:
	December 31, 2009		December 31, 2008
	Gross	Net of Tax	Gross	Net of Tax
Unrealized gain on interest rate floors	$671	$443	$1,229	$811
Unrealized gain on interest rate swaps	---	---	23	16
Unamortized premium on interest rate floors	(56)	(37)	(130)	(87)
Total	$615	$406	$1,122	$740

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2009 and 2008.

	December 31,	December 31,
	2009	2008

Commitments to originate loans	$ 42,694	$ 31,584
Unused lines of credit	78,607	70,610
Un-advanced portions of construction loans	12,565	4,284
Total	$133,866	$106,478

Standby letters of credit	$ 372	$ 262

As of December 31, 2009 and 2008, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Operating Lease Obligations

The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2009.

2010	$116
2011	$ 71
2012	$ 37

In connection the foregoing lease obligations, in 2009, 2008 and 2007, the Company recorded $92, $88, and $87 in rent expense, respectively, which is included in occupancy expense in the consolidated statements of income.

Note 17: Fair Value Measurements

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

The Company’s fair value measurements employ valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company uses a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets (Level 1 measurements) for identical assets or liabilities and the lowest priority to unobservable inputs (Level 3 measurements). The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009, and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of US Government- sponsored enterprises	$ ---	$ 2,556	$ ---	$ 2,556
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$234,350	$ ---	$234,350
US Government agencies	$ ---	$ 22,107	$ ---	$ 22,107
Private label	$ ---	$ 26,353	$ ---	$ 26,353
Obligations of states and political subdivisions thereof	$ ---	$ 61,660	$ ---	$ 61,660
Derivative assets	$ ---	$ 671	$ ---	$ 671

December 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of US Government- sponsored enterprises	$ ---	$ 701	$ ---	$ 701
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$177,525	$ ---	$177,525
US Government agencies	$ ---	$ 33,685	$ ---	$ 33,685
Private label	$ ---	$ 39,558	$ ---	$ 39,558
Obligations of states and political subdivisions thereof	$ ---	$ 39,033	$ ---	$ 39,033
Derivative assets	$ ---	$ 1,252	$ ---	$ 1,252

The Company also makes fair value measurements on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 12/31/09	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/09
Mortgage servicing rights	$ 282	$ ---	$282	$ ---	$ 278
Collateral dependent impaired loans	$2,871	$ ---	$ ---	$2,871	$2,433

The Company had collateral dependent impaired loans with a carrying value of approximately $2,871 which had specific reserves included in the allowance of $438 at December 31, 2009.

Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classified mortgage servicing rights as nonrecurring measurements using Level 2 inputs.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2009 and 2008 follows:

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 9,832	$ 9,832	$ 9,042	$ 9,042
Loans, net	661,678	663,717	628,157	629,587
Interest receivable	4,441	4,441	3,999	3,999
Securities available for sale	346,607	347,026	292,224	290,502
Derivative instruments	671	671	1,229	1,229

Financial liabilities:
Deposits (with no stated maturity)	304,072	304,072	289,481	289,481
Time deposits	337,101	340,242	288,712	293,741
Securities sold under repurchase agreements	20,643	20,640	21,369	21,369
Borrowings	290,986	298,576	302,534	313,575
Interest payable	1,246	1,246	1,351	1,351

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

Note 20: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007 are presented below:

BALANCE SHEETS
December 31

	2009	2008

Cash	$ 196	$ 475
Investment in subsidiaries	114,328	65,867
Premises	750	767
Other assets	28	6
Total assets	$115,302	$67,115

Liabilities
Total liabilities	$ 1,788	$ 1,670

Shareholders' equity
Total shareholders' equity	113,514	65,445

Liabilities and Shareholders' equity	$115,302	$67,115

STATEMENTS OF INCOME
Years Ended December 31

	2009	2008	2007

Dividend income from subsidiaries	$ 3,691	$7,249	$4,229
Equity in undistributed earnings of subsidiaries	7,459	1,242	3,580
Bankshares expenses	(1,083)	(1,046)	(885)
Tax benefit	283	286	231
Net income	$10,350	$7,731	$7,155

STATEMENTS OF CASH FLOWS
Years Ended December 31

	2009	2008	2007

Cash flows from operating activities:
Net income	$10,350	$ 7,731	$ 7,155

Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	25	14	11
Recognition of stock option expense	129	204	204
Net decrease in other assets	(58)	13	(128)
Net increase in other liabilities	118	498	297
Equity in undistributed earnings of subsidiaries	(7,459)	(1,242)	(3,580)

Net cash provided by operating activities	3,105	7,218	3,959

Cash flows from investing activities:
Additional investments in subsidiaries	(38,932)	---	---
Capital expenditures	(8)	(52)	(9)

Net cash used in investing activities	(38,940)	(52)	(9)

Cash flows from financing activities:
Purchases of treasury stock	(144)	(4,028)	(2,118)
Proceeds from issuance of equity instruments	38,932	---	---
Proceeds from stock option exercises	552	210	510
Dividend paid	(3,784)	(3,004)	(2,899)

Net cash used in financing activities	35,556	(6,822)	(4,507)

Net (decrease) increase in cash	(279)	344	(557)

Cash and cash equivalents, beginning of year	475	131	688

Cash and cash equivalents, end of year	$ 196	$ 475	$ 131

Note 21: Selected Quarterly Financial Data (Unaudited)

	Quarter
Year 2009	1	2	3	4	Total

Interest and dividend income	$13,364	$14,065	$13,705	$13,233	$54,367
Interest expense	5,424	5,222	5,273	5,167	21,086
Net interest income	7,940	8,843	8,432	8,066	33,281
Provision for loan losses	665	835	1,057	650	3,207
Non-interest income	1,604	1,369	1,931	1,118	6,022
Non-interest expense	5,164	5,552	4,982	6,056	21,754
Income before income taxes	3,715	3,825	4,324	2,478	14,342
Income taxes	1,090	1,069	1,219	614	3,992
Net income	$ 2,625	$ 2,756	$ 3,105	$ 1,864	$10,350

Preferred stock dividends and accretion of discount	222	268	272	272	1,034
Net income available to common shareholders	$ 2,403	$ 2,488	$ 2,833	$ 1,592	$ 9,316

Per common share data:
Basic earnings per share	$ 0.84	$ 0.87	$ 0.98	$ 0.52	$ 3.19
Diluted earnings per share	$ 0.82	$ 0.85	$ 0.95	$ 0.51	$ 3.12

Year 2008	Quarter
	1	2	3	4	Total
Interest and dividend income	$13,430	$13,165	$13,515	$13,484	$53,594
Interest expense	7,138	6,633	6,387	6,245	26,403
Net interest income	6,292	6,532	7,128	7,239	27,191
Provision for loan losses	512	297	860	326	1,995
Non-interest income	2,049	1,932	2,224	227	6,432
Non-interest expense	4,988	5,234	5,112	5,179	20,513
Income before income taxes	2,841	2,933	3,380	1,961	11,115
Income taxes	889	904	1,047	544	3,384
Net income	$ 1,952	$ 2,029	$ 2,333	$ 1,417	$ 7,731

Earnings per share:
Basic	$ 0.65	$ 0.69	$ 0.80	$ 0.49	$ 2.63
Diluted	$ 0.64	$ 0.67	$ 0.78	$ 0.48	$ 2.57

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2009, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework.

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

Attestation Report of the Company’s Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bar Harbor Bankshares:

We have audited Bar Harbor Bankshares’ (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 15, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors and Executive Officers: Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading "DIRECTORS AND EXECUTIVE OFFICERS" in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, which the Company intends to file with the Commission within 120 days of the end of the Company’s 2009 fiscal year (hereinafter the "Proxy") and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. All Financial Statements

The consolidated financial statements of the Company and report of the Company’s independent registered public accounting firm incorporated herein are included in Item 8 of this Report as follows:

                2. Financial Statement Schedules. Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                3. Exhibits. A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

(c) There are no other financial statements and financial statement schedules, which were excluded from this report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2010 BAR HARBOR BANKSHARES
(Registrant)

/s/ Joseph M. Murphy

Joseph M. Murphy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on behalf of the Registrant.
/s/ Peter Dodge Peter Dodge Chairman, Board of Directors	/s/ Joseph M. Murphy Joseph M. Murphy, Director President and Chief Executive Officer

/s/ Thomas A. Colwell Thomas A. Colwell Vice Chairman, Board of Directors	/s/ Robert M. Phillips Robert M. Phillips, Director

/s/ Robert C. Carter Robert C. Carter, Director	/s/ Gerald Shencavitz Gerald Shencavitz EVP, Chief Financial Officer, & Principal Accounting Officer

/s/ Martha Tod Dudman Martha Tod Dudman, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director

/s/ Jacquelyn S. Dearborn Jacquelyn S. Dearborn, Director	/s/ Constance C. Shea Constance C. Shea, Director

/s/ Lauri E. Fernald Lauri E. Fernald, Director	/s/ Scott G. Toothaker Scott G. Toothaker, Director

/s/ Gregg S. Hannah Gregg S. Hannah, Director	/s/ David B. Woodside David B. Woodside, Director

/s/Clyde H. Lewis Clyde H. Lewis, Director

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K.

EXHIBIT NUMBER

3	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the commission on March 16, 2009

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Letter Agreement with U. S. Treasury for purchase of Series A Preferred Stock	Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on January 21, 2009

4.4	Warrant to Purchase Shares of Company Common Stock issued to U.S. Treasury	Incorporated by reference to Form 8-K, Exhibit 4.2, filed with the Commission on January 21, 2009

4.5	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009.

4.6	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009.

10	Material Contracts

10.1	Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987 (Commission Number 0-13666)

10.2	Supplemental Executive Retirement Plan

Adopted by the Board of Directors on September 16, 2003, and effective as of January 1, 2003, providing Joseph M. Murphy, President and CEO of the Company, Gerald Shencavitz, the Company’s Chief Financial Officer, and Dean S. Read, former President of the Bank, with certain defined retirement benefits (the "2003 SERP")

Incorporated by reference to Form 10-Q, Part II, Item 6, Exhibit 10.2, filed with the Commission November 13, 2003 (Commission File Number 001-13349)

10.3	Amendment No. 1 to the 2003 SERP	Incorporated by reference to Form 8-K, Exhibit 10.6, filed with the Commission on November 24, 2008

10.4	Joseph M. Murphy Amended and Restated Employment Contract	Incorporated by reference to Form 8-K, Exhibit 10.10, filed with the Commission on November 24, 2008

10.5	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Joseph M. Murphy	Incorporated by reference to Form 8-K, Exhibit 10.6, filed with the Commission on November 24, 2008

10.6	Supplemental Executive Retirement Plan, Section 409A	Incorporated by reference to Form 8-K, Exhibit 10.7, filed with the Commission on November 24, 2008

10.7	Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3), Exhibit 10.2, filled with the Commission March 28, 2002 (Commission File Number 001-13349)

10.8	Amended and Restated Change in Control, Confidentiality, and Non-competition Agreement between the Company and Gerald Shencavitz	Incorporated by reference to Form 8-K, Exhibit 10.9, filed with the Commission on November 24, 2008

10.9	Amended and Restated Change in Control, Confidentiality, and Non-competition Agreements between the Company and
Daniel A. Hurley III, Senior Vice President of
the Bank and President of Bar Harbor Trust Services; Michael W.Bonsey, Senior Vice President of the Bank Credit Administration; Gregory W. Dalton, Senior Vice President of
	the Bank Business Banking	Incorporated by reference to Form 8-K, Exhibit 10.8, "Specimen 409A Change in Control Confidentiality and Non-competition Agreement" filed with the Commission on November 24, 2008

10.10	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Marsha C. Sawyer, Senior Vice President Human Resources	Incorporated by reference to Form 8-K, filed with the Commission on November 24, 2008, and Form 8-K/A, Exhibit 10.1, filed with the Commission on November 26, 2008

10.11	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Cheryl D. Curtis, Senior Vice President Marketing and Community Relations	Incorporated by reference to Form 8-K, Exhibit 10.2, filed with the Commission on November 24, 2008

10.12	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Craig Worcester, Managing Director Bar Harbor Financial Services	Incorporated by reference to Form 8-K, Exhibit 10.3, filed with the Commission on November 24, 2008

10.13	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Joshua A. Radel, Chief Investment Officer, Bar Harbor Trust Services	Incorporated by reference to Form 8-K, Exhibit 10.4, filed with the Commission on November 24, 2008

10.14	Change in Control, Confidentiality, and Non-competition Agreement between the Company and David W. Thibault, Senior Vice President Operations and Information Systems	Incorporated by reference to Form 8-K, Exhibit 10.5, filed with the Commission on November 24, 2008

10.15	Purchase and Assumption Agreement between Bar Harbor Banking and Trust Company and Androscoggin Savings Bank, dated October 24, 2003	Incorporated by reference to Form 10-Q, Part II, Item 6, Exhibit 10.1, filled with the Commission November 13, 2003 (Commission File Number 001-13349)

10.16	Summary of the 2008 Annual Incentive Plan not pursuant to a written plan or agreement	Incorporated by reference to Form 10-Q, Exhibit 10.1, filed with the Commission on August 11, 2008

10.17	Infinex Agreement third party brokerage services	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.10, filed with the Commission on March 16, 2005 (Commission File Number 001-13349)

10.18	Somesville Bank Branch Lease dated October 27, 2005	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.13,, filed with the Commission on March 16, 2006 (Commission File Number 001-13349)

10.19	Merchant Portfolio Purchase Agreement between Bar Harbor Bank & Trust and TransFirst, LLC ("TransFirst") and Columbus Bank and Trust Company, dated September 30, 2008	Incorporated by reference to Form 10-Q, Exhibit 10.1, filed with the Commission on November 10, 2008

10.20	Merchant Portfolio Assignment and Assumption Agreement	Incorporated by reference to Form 10-Q, Exhibit 10.2, filed with the Commission on November 10, 2008

10.21	Referral and Sales Agreement between Bar Harbor Bank & Trust and TransFirst dated September 30, 2008	Incorporated by reference to Form 10-Q, Exhibit 10.3, filed with the Commission on November 10, 2008

10.22	Credit Card Account Purchase Agreement between Bar Harbor Bank & Trust and U. S. Bank National Association D/B/A Elan Financial Services	Incorporated by reference to Form 10-K, Exhibit 10.22, filed with the Commission on March 16, 2009

10.23	Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein (the
	"Purchase Agreement"), between the Company and the U. S. Treasury pursuant to which the Company issued and sold to Treasury (i) 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share and (ii) a ten-year warrant to purchase up to 104,910 shares of the Company’s common stock, par value $2.00 per share, at an initial exercise price of $26.81 per share (the "Warrant"), for an aggregate purchase price of $18,751	Incorporated by reference to Form 8-K, Exhibits 4.2 and 10.1, filed with the Commission on January 21, 2009

10.24	2009 Annual Incentive Plan for certain executive officers of the Company	Filed herewith

10.25	2010 Annual Incentive Plan for certain executive officers of the Company	Filed herewith

10.26	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2009	Incorporated by reference to Appendix "C" to the Company’s Definitive Proxy Statement (DEF 14A) filed with the commission on April 7, 2009

11.1	Statement re computation of per share earnings	Statement re computation of per share earnings is provided in Note 1 to the Notes to Consolidated Financial Statements in this Report).

13	Annual Report to Shareholders	Furnished herewith

21	Subsidiaries of the Registrant	Incorporated by reference to Form 10-K, Exhibit 21, filed with the commission on March 16, 2009

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Economic Stabilization Act of 2008	Filed herewith

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Economic Stabilization Act of 2008	Filed herewith