Form 10-Q
period 2010-03-31
BAR HARBOR BANKSHARES
filed 2010-05-10
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ___ NO:   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – May 4, 2010
$2.00 Par Value	3,776,512

TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at March 31, 2010, and December 31, 2009	3

	Consolidated Statements of Income for the three months ended March 31, 2010 and 2009	4

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2010 and 2009	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	6

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2010 and 2009	7

	Notes to Consolidated Interim Financial Statements	8-23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-53

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53-56

Item 4.	Controls and Procedures	56

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	58

Item 4.	(Removed and Reserved)	58

Item 5.	Other Information	58

Item 6.	Exhibits	58-59

Signatures		59

Exhibit Index		60

Exhibits

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(Dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 6,695	$ 9,832
Securities available for sale, at fair value	332,819	347,026
Federal Home Loan Bank stock	16,068	16,068
Loans	672,112	669,492
Allowance for loan losses	(8,166)	(7,814)
Loans, net of allowance for loan losses	663,946	661,678
Premises and equipment, net	12,708	11,927
Goodwill	3,158	3,158
Bank owned life insurance	6,898	6,846
Other assets	14,014	15,846
TOTAL ASSETS	$1,056,306	$1,072,381

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 48,697	$ 57,743
NOW accounts	71,987	74,538
Savings and money market deposits	172,222	171,791
Time deposits	263,046	245,111
Brokered time deposits	108,863	91,990
Total deposits	664,815	641,173
Short-term borrowings	84,798	91,893
Long-term advances from Federal Home Loan Bank	196,482	214,736
Junior subordinated debentures	5,000	5,000
Other liabilities	5,552	6,065
TOTAL LIABILITIES	956,647	958,867

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,525,635 shares
at March 31, 2010 and 4,443,614 shares at December 31, 2009	9,051	8,887
Preferred stock, par value $0; authorized 1,000,000 shares; issued 18,751 shares
at December 31, 2009	---	18,358
Surplus	26,188	24,360
Retained earnings	76,399	75,001
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of $55 and $56, at March 31, 2010 and December 31, 2009, respectively	(107)	(109)
Net unrealized appreciation on securities available for sale, net of tax of $1,505 and $1,074, at March 31, 2010 and December 31, 2009, respectively	2,924	2,084
Portion of OTTI attributable to non-credit losses, net of tax of $747 and $931 at March 31, 2010 and December 31, 2009, respectively	(1,451)	(1,808)
Net unrealized appreciation on derivative instruments, net of tax of
$141 and $209 at March 31, 2010 and December 31, 2009, respectively	273	406
Total accumulated other comprehensive income	1,639	573
Less: cost of 750,661 and 752,431 shares of treasury stock at March 31, 2010
and December 31, 2009, respectively	(13,618)	(13,665)

TOTAL SHAREHOLDERS' EQUITY	99,659	113,514

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,056,306	$1,072,381

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest and dividend income:
Interest and fees on loans	$ 8,572	$ 8,727
Interest on securities	4,382	4,637
Total interest and dividend income	12,954	13,364

Interest expense:
Deposits	2,478	2,800
Short-term borrowings	71	261
Long-term debt	2,347	2,363
Total interest expense	4,896	5,424

Net interest income	8,058	7,940
Provision for loan losses	500	665
Net interest income after provision for loan losses	7,558	7,275

Non-interest income:
Trust and other financial services	640	572
Service charges on deposit accounts	314	309
Mortgage banking activities	25	3
Credit and debit card service charges and fees	252	176
Net securities gains	852	412
Total other-than-temporary impairment ("OTTI") losses	(351)	---
Non-credit portion of OTTI losses (before taxes) (1)	53	---
Net OTTI losses recognized in earnings	(298)	---
Other operating income	125	132
Total non-interest income	1,910	1,604

Non-interest expense:
Salaries and employee benefits	2,943	2,756
Occupancy expense	372	398
Furniture and equipment expense	352	353
Credit and debit card expenses	77	101
FDIC insurance assessments	264	93
Other operating expense	1,197	1,463
Total non-interest expense	5,205	5,164

Income before income taxes	4,263	3,715
Income taxes	1,212	1,090

Net income	3,051	2,625

Preferred stock dividends and accretion of discount	653	222
Net income available to common shareholders	$ 2,398	$ 2,403

Per Common Share Data:
Basic Earnings Per Share	$ 0.64	$ 0.84
Diluted Earnings Per Share	$ 0.63	$ 0.82

(1) Included in other comprehensive income, net of tax.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2008	$7,287	$ ---	$ 4,903	$67,908	$ (524)	$(14,129)	$ 65,445
Net income	---	---	---	2,625	---	---	2,625
Total other comprehensive income	---	---	---	---	806	---	806
Dividend declared:
Common stock ($0.26 per share)	---	---	---	(746)	---	---	(746)
Preferred stock	---	---	---	(76)	---	---	(76)
Issuance of preferred stock (18,751 shares)	---	18,114	(206)	---	---	---	17,908
Issuance of stock warrants	---	---	638	---	---	---	638
Purchase of treasury stock (5,571 shares)	---	---	---	---	---	(144)	(144)
Stock options exercised (2,113 shares), including related tax effects	---	---	2	(21)	---	54	35
Recognition of stock option expense	---	---	29	---	---	---	29
Cumulative dividends on preferred stock	---	119	---	(119)	---	---	---
Accretion of discount	---	27	---	(27)	---	---	---
Balance March 31, 2009	$7,287	$18,260	$ 5,366	$69,544	$ 282	$(14,219)	$ 86,520

Balance December 31, 2009	$8,887	$18,358	$24,360	$75,001	$ 573	$(13,665)	$113,514
Net income	---	---	---	3,051	---	---	3,051
Total other comprehensive income	---	---	---	---	1,066	---	1,066
Dividend declared:
Common stock ($0.26 per share)	---	---	---	(981)	---	---	(981)
Preferred stock	---	---	---	(138)	---	---	(138)
Issuance of common stock (82,021 shares)	164	---	1,787	---	---	---	1,951
Purchase of preferred stock (18,751 shares)	---	(18,873)	---	---	---	---	(18,873)
Stock options exercised (1,770 shares), including related tax effects	---	---	---	(19)	---	47	28
Recognition of stock option expense	---	---	41	---	---	---	41
Accretion of discount	---	515	---	(515)	---	---	---
Balance March 31, 2010	$9,051	$ ---	$26,188	$76,399	$1,639	$(13,618)	$ 99,659

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands)
(unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$ 3,051	$ 2,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	229	230
Amortization of core deposit intangible	---	17
Provision for loan losses	500	665
Net securities gains	(852)	(412)
Other-than-temporary impairment	298	---
Net amortization (accretion) of bond discounts and premiums	9	(244)
Recognition of stock option expense	41	29
Proceeds from sale of mortgages	848	---
Origination of mortgage loans held for sale	(829)	---
Net gains on sale of mortgage loans held for sale	(17)	---
Net change in other assets	957	(748)
Net change in other liabilities	(510)	949
Net cash provided by operating activities	3,725	3,111

Cash flows from investing activities:
Purchases of securities available for sale	(24,778)	(123,502)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	29,052	11,386
Proceeds from sales of securities available for sale	12,292	37,118
Net increase in Federal Home Loan Bank stock	---	(825)
Net loans made to customers	(2,770)	(15,425)
Proceeds from sale of other real estate owned	72	---
Capital expenditures	(1,010)	(336)
Net cash provided by (used in) investing activities	12,858	(91,584)

Cash flows from financing activities:
Net increase in deposits	23,642	37,234
Net decrease in securities sold under repurchase agreements and fed funds purchased	(2,420)	(4,204)
(Paydown of) proceeds from Federal Reserve borrowings	(20,000)	30,000
Proceeds from Federal Home Loan Bank advances	9,325	12,950
Repayments of Federal Home Loan Bank advances	(12,254)	(8,114)
Proceeds from issuance of common stock	1,951	---
Net proceeds from issuance of preferred stock and stock warrants	---	18,546
Purchase preferred stock	(18,873)	---
Purchases of treasury stock	---	(144)
Proceeds from stock option exercises, including excess tax benefits	28	35
Payments of dividends	(1,119)	(822)
Net cash (used in) provided by financing activities	(19,720)	85,481

Net (decrease) increase in cash and cash equivalents	(3,137)	(2,992)
Cash and cash equivalents at beginning of period	9,832	9,042
Cash and cash equivalents at end of period	$ 6,695	$ 6,050

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 4,988	$ 5,537

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ ---	$ 500

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Net income	$3,051	$2,625
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $822 and $631, respectively	1,597	1,225
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $290 and $140, respectively	(562)	(272)
Add other-than-temporary adjustment, net of tax of $101	197	---
Add non-credit portion of other-than-temporary losses, net of tax of $18	(35)	---
Net unrealized depreciation and other amounts for interest rate derivatives, net of tax of $68 and $78, respectively	(133)	(149)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $1, respectively	2	2
Total other comprehensive income	1,066	806
Total comprehensive income	$4,117	$3,431

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2010
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three months ended March 31, 2010, is not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any other interim periods.

The consolidated balance sheet at December 31, 2009, has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 210). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and notes thereto.

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

The allowance consists of allowances established for specific loans including impaired loans; allowances for pools of loans based on historical charge-offs by loan types; and supplemental allowances that adjust historical loss experience to reflect current economic conditions, industry specific risks, and other observable data.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of March 31, 2010 and December 31, 2009, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

Goodwill and Identifiable Intangible Assets: In connection with acquisitions, the Company generally records as assets on its consolidated financial statements both goodwill and identifiable intangible assets, such as core deposit intangibles.

The Company evaluates whether the carrying value of its goodwill has become impaired, in which case the value is reduced through a charge to its earnings. Goodwill is evaluated for impairment at least annually, or upon a triggering event using certain fair value techniques. Goodwill impairment testing is performed at the segment (or "reporting unit") level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to the reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

The goodwill impairment analysis is a two-step test. The first step used to identify potential impairment, involves comparing each unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is to measure the amount of impairment. At March 31, 2010, there was no indication of impairment.

At March 31, 2010 and December 31, 2009, the Company did not have any identifiable intangible assets on its consolidated balance sheet.

Any changes in the estimates used by the Company to determine the carrying value of its goodwill, or which otherwise adversely affect their value or estimated lives, would adversely affect the Company’s consolidated results of operations.

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

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Net income	$ 3,051	$ 2,625

Preferred stock dividends and accretion of discount	653	222
Net income available to common shareholders	$ 2,398	$ 2,403

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,756,164	2,869,928
Effect of dilutive employee stock options	52,408	43,253
Effect of dilutive warrants	4,193	---
Diluted	3,812,765	2,913,181

Per Common Share Data:
Basic Earnings Per Share	$ 0.64	$ 0.84
Diluted Earnings Per Share	$ 0.63	$ 0.82

Anti-dilutive options excluded from earnings per shares calculation	142,013	181,580

Note 4: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of March 31, 2010 and December 31, 2009:

	March 31, 2010

Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 2,797	$ 21	$ 141	$ 2,677
Mortgage-backed securities:
US Government-sponsored enterprises	213,649	8,513	71	222,091
US Government agencies	21,761	741	8	22,494
Private label	29,607	31	4,351	25,287
Obligations of states and political subdivisions thereof	62,774	1,345	3,849	60,270
Total	$330,588	$10,651	$8,420	$332,819

	December 31, 2009
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 2,770	$ 13	$ 227	$ 2,556
Mortgage-backed securities:
US Government-sponsored enterprises	226,740	7,613	3	234,350
US Government agencies	21,522	606	21	22,107
Private label	31,754	27	5,428	26,353
Obligations of states and political subdivisions thereof	63,821	1,674	3,835	61,660
Total	$346,607	$9,933	$9,514	$347,026

Securities’ Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of March 31, 2010. Actual maturities may differ from the final maturities noted below because borrowers or issuers may have the right to prepay or call obligations with or without prepayment or call penalties. Mortgage-backed securities are allocated among the maturity groupings based on their final maturity dates.

	March 31, 2010
	Amortized	Estimated
Available for Sale:	Cost	Fair Value

Due in one year or less	$ 162	$ 162
Due after one year through five years	3,430	3,530
Dur after five years through ten years	14,661	14,748
Due after ten years	312,335	314,379
Total	$330,588	$332,819

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

Prior to the adoption of the new accounting standard, in the first quarter of 2009 the Company recorded other-than-temporary impairment losses of $1,007 related to five available-for-sale, non-agency residential mortgage-backed securities because the Company could no longer conclude it was probable that it would recover all of the principal and interest on these securities. This charge represented the total amount of unrealized losses on these securities at March 31, 2009 and was recorded within net securities gains in the Company’s consolidated statement of income.

For the three months ended March 31, 2010, the Company recognized total OTTI losses of $298 in the statement of income (before taxes) related to eight, available-for sale, private label mortgage-backed securities where the Company had previously determined that these securities were other-than-temporarily impaired. In all cases the OTTI losses represented management’s best estimate of additional credit losses on the collateral underlying these securities. The $298 in additional estimated credit losses, net of taxes, were previously recorded in unrealized gains or losses on securities available-for-sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

The $298 of OTTI losses recognized in first quarter 2010 earnings represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of loans underlying each security. In estimating those cash flows the Company considered loan level credit characteristics, current delinquency and nonperforming loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent prepayment rates and future prepayment rate assumptions, and other estimates of future collateral performance.

Despite some rising levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company expects as of March 31, 2010 that it will recover the amortized cost basis of its private label mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to credit losses on debt securities held by the Company at the beginning of the current reporting period for which the other than credit related portion of the OTTI was included in accumulated other comprehensive income (net of tax), as well as changes in credit losses recognized in pre-tax earnings for the quarter ended March 31, 2010.

Estimated credit losses as of December 31, 2009	$2,475
Additional credit losses for securities on which OTTI has been previously recognized	298
Estimated credit losses as of March 31, 2010	$2,773

As of March 31, 2010, the total OTTI losses included in accumulated other comprehensive income amounted to $1,451 net of tax, compared with $1,808 at December 31, 2009. These OTTI losses related to twelve private label mortgage-backed securities, with a total unamortized cost of $7,101 at March 31, 2010.

As of March 31, 2010, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at March 31, 2010. As of that date, the Company did not intend to sell nor anticipated that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2010 and December 31, 2009. All securities referenced are debt securities. At March 31, 2010, and December 31, 2009, the Company did not hold any common stock or other equity securities in its securities portfolio.
	Less than 12 months			12 months or longer			Total
March 31, 2010	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses

Description of Securities:

Debt obligations of U.S. Government-sponsored Enterprises	$ 680	1	$ 40	$ 977	1	$ 101	$ 1,657	2	$ 141
Mortgage-backed securities:
U.S Government-sponsored Enterprises	10,939	9	70	20	1	1	10,959	10	71
U.S. Government agencies	750	2	2	653	12	6	1,403	14	8
Private label	1,407	6	731	19,251	47	3,620	20,658	53	4,351
Obligations of states and political subdivisions thereof	15,875	41	812	11,129	50	3,037	27,004	91	3,849
Total	$29,651	59	$1,655	$32,030	111	$6,765	$61,681	170	$8,420

December 31, 2009	Less than 12 months			12 months or longer			Total
Description of Securities:	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses

Debt obligations of U.S. Government-sponsored Enterprises	$ 1,543	2	$ 227	$ ---	---	$ ---	$ 1,543	2	$ 227
Mortgage-backed securities:
US Government-sponsored Enterprises	954	1	2	21	1	1	975	2	3
US Government agencies	2,855	2	14	843	14	7	3,698	16	21
Private label	3,346	11	1,852	18,489	45	3,576	21,835	56	5,428
Obligations of states and political subdivisions thereof	15,287	36	744	10,943	50	3,091	26,230	86	3,835
Total	$23,985	52	$2,839	$30,296	110	$6,675	$54,281	162	$9,514

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Debt obligations of U.S. Government-sponsored enterprises: As of March 31, 2010, the total unrealized losses on these securities amounted to $141, compared with $227 at December 31, 2009. All of these securities were credit rated "AAA" by the major credit rating agencies. Management’s analysis indicated that these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Company management believes that the unrealized losses at March 31, 2010 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
  Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of March 31, 2010, the total unrealized losses on these securities amounted to $71, compared with $3 at December 31, 2009. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that that the unrealized losses at March 30, 2010 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
  Mortgage-backed securities issued by U.S. Government agencies: As of March 31, 2010, the total unrealized losses on these securities amounted to $8, compared with $21 at December 31, 2009. All of these securities were credit rated "AAA" by the major credit rating agencies. Management’s analysis indicates that these securities bear no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at March 31, 2010 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
  Private label mortgage-backed securities: As of March 31, 2010, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $4,351, compared with $5,428 at December 31, 2009. The Company attributes the unrealized losses at March 31, 2010 to the current market environment for non-agency mortgage-backed securities, a seriously declining housing market, significantly elevated levels of home foreclosures, risk related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label MBS owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at March 31, 2010.

  Obligations of states of the U.S. and political subdivisions thereof: As of March 31, 2010, the total unrealized losses on the Bank’s municipal securities amounted to $3,849, compared with $3,835 at December 31, 2009. The Bank’s municipal securities are supported by the general taxing authority of the municipality and in the cases of school districts, are supported by state aid. At March 31, 2010 all municipal bond issuers were current on contractually obligated interest and principal payments. At March 31, 2010, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies.

The Company attributes the unrealized losses at March 31, 2010 to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, driven in part by current market concerns about the prolonged economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2010.

At March 31, 2010, the Company had no intent to sell nor believed it is more likely than not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three months ended March 31, 2010 and 2009.
	Proceeds from Sale of Securities Available for Sale	Gains	Losses	Other Than Temporary Impairment Losses	Net
Three months ended March 31:
2010	$12,292	$ 852	$ ---	$ 298	$554
2009	$37,118	$1,419	$ ---	$1,007	$412

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

The following table summarizes the net periodic benefit costs for the three months ended March 31, 2010 and 2009:

	Supplemental Executive Retirement Plans

	2010	2009

Service cost	$46	$ 54
Interest cost	47	45
Amortization of actuarial loss	3	3
Net periodic benefit cost	$96	$102

The Company is expected to recognize $378 of expense for the foregoing plans for the year ended December 31, 2010. The Company is expected to contribute $222 to the foregoing plans in 2010. As of March 31, 2010, the Company had contributed $54.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of March 31, 2010 and December 31, 2009:
	March 31,	December 31,
	2010	2009

Commitments to originate loans	$25,851	$42,694
Unused lines of credit	$80,698	$78,607
Un-advanced portions of construction loans	$18,706	$12,565
Standby letters of credit	$ 302	$ 372

As of March 31, 2010 and December 31, 2009, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

At March 31, 2010, the Bank had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The details are summarized as follows:

Interest Rate Floor Agreements

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 3/31/10	Fair Value 3/31/10	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$21	$235	$887
$10,000	11/01/10	6.50%	$ 69	$15	$215	$558

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

For the three months ended March 31, 2010, total cash flows received from counterparties amounted to $210, compared with $214 for the same period in 2009. The cash flows received from counterparties were recorded in interest income.

At March 31, 2010, the total fair value of the interest rate floor agreements was $450 compared with $671 at December 31, 2009. The fair values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income (loss).

The premiums paid on the interest rate floor agreements are being recognized as reductions of interest income over the duration of the agreements using the floorlet method. During the three months ended March 31, 2010, $20 of the premium was recognized as a reduction of interest income. At March 31, 2010, the remaining unamortized premiums totaled $36, compared with $56 at December 31, 2009. During the next twelve months, the entire amount of the premiums will be recognized as reductions of interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

A summary of the hedging related balances follows:
	March 31, 2010		December 31, 2009
	Gross	Net of Tax	Gross	Net of Tax
Unrealized gain on interest rate floors	$450	$297	$671	$443
Unamortized premium on interest rate floors	(36)	(24)	(56)	(37)
Total	$414	$273	$615	$406

Note 8: Fair Value Measurements

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2010
Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 2,677	$ ---	$ 2,677
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$ ---	$222,091	$ ---	$222,091
U.S. Government agencies	$ ---	$ 22,494	$ ---	$ 22,494
Private label	$ ---	$ 25,287	$ ---	$ 25,287
Obligations of states and political subdivisions thereof	$ ---	$ 60,270	$ ---	$ 60,270
Derivative assets	$ ---	$ 450	$ ---	$ 450

December 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 2,556	$ ---	$ 2,556
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$ ---	$234,350	$ ---	$234,350
U.S. Government agencies	$ ---	$ 22,107	$ ---	$ 22,107
Private label	$ ---	$ 26,353	$ ---	$ 26,353
Obligations of states and political subdivisions thereof	$ ---	$ 61,660	$ ---	$ 61,660
Derivative assets	$ ---	$ 671	$ ---	$ 671

The Company also makes fair value measurements on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The fair value of our mortgage servicing rights ("MSRs") was estimated using Level 2 inputs. MSRs do not trade in an active, open market with readily observable prices. As such, we determine the fair value of our MSRs using a projected cash flow model that considers loan type, loan rate and maturity, discount rate assumptions, estimated fee income and cost to service, and estimated prepayment speeds.

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 3/31/10	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 3/31/10
Collateral dependent impaired loans	$547	$ ---	$ ---	$547	$399

There were no nonrecurring fair value measurements during the three months ended March 31, 2009.

The Company had collateral dependent impaired loans with a carrying value of $3,639 which had specific reserves included in the allowance of $586 at March 31, 2010.

Mortgage servicing rights represent the value associated with servicing residential mortgage loans. Servicing assets and servicing liabilities are reported using the fair value measurement method. In evaluating the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. As such, the Company classifies mortgage servicing rights as nonrecurring measurements using Level 2 inputs.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at March 31, 2010 and December 31, 2009 follows:

	March 31, 2010		December 31, 2009

	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 6,695	$ 6,695	$ 9,832	$ 9,832
Loans, net	663,946	668,703	661,678	663,717
Interest receivable	4,716	4,716	4,441	4,441
Securities, available for sale	330,588	332,819	346,607	347,026
Derivative instruments	450	450	671	671

Financial liabilities:

Deposits (with no stated maturity)	292,906	292,906	304,072	304,072
Time deposits	371,909	376,485	337,101	340,242
Securities sold under repurchase agreements	18,223	18,219	20,643	20,640
Borrowings	268,057	276,121	290,986	298,576
Interest payable	1,154	1,154	1,246	1,246

Note 10: Recently Adopted Accounting Standards

Determining the Primary Beneficiary of a Variable Interest Entity: In June 2009, the Financial Accounting Standards Board (the "FASB") released new accounting guidance relating to the consolidation of variable interest entities to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended guidance instead requires a reporting entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the reporting entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. The amended guidance requires ongoing reassessments of whether the reporting entity is the primary beneficiary of a variable interest entity. The amended guidance was effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this accounting guidance did not impact the Company’s consolidated financial statements.

Accounting for transfers of Financial Assets: In June 2009, the FASB issued new accounting guidance relating to accounting for transfers of financial assets to eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and an exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. The amended guidance was effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of the amended guidance should be applied to transfers that occur on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity will no longer be relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities will be evaluated for consolidation on and after the effective date in accordance with applicable consolidation guidance, including the new accounting guidance relating to the consolidation of variable interest entities discussed in the previous paragraph. The adoption of this accounting standard did not impact the Company’s consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three months ended March 31, 2010 and 2009, and financial condition at March 31, 2010, and December 31, 2009, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in first quarter 2010 and 2009 interest income was $879 and $633, respectively, of tax-exempt interest income from certain investment securities and loans.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $416 and $296 in the first quarter of 2010 and 2009, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

FORWARD LOOKING STATEMENTS DISCLAIMER

Certain statements, as well as certain other discussions contained in this quarterly report on Form 10-Q, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by the use of words like "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

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

(ii)

The Company's earnings depend to a great extent on the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and borrowings) generated by the Company’s wholly-owned banking subsidiary, Bar Harbor Bank & Trust (the "Bank"), and thus the Company’s results of operations may be adversely affected by increases or decreases in interest rates;

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

You should carefully review all of these factors as well as the risk factors set forth in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There may be other risk factors that could cause differences from those anticipated by management.

The forward-looking statements contained herein represent the Company's judgment as of the date of this quarterly report on Form 10-Q and the Company cautions readers not to place undue reliance on such statements. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the succeeding discussion, or elsewhere in this quarterly report on Form 10-Q, except to the extent required by federal securities laws.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2009, report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported.

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other than temporary impairments on securities, income tax estimates, and the evaluation of intangible assets. The use of these estimates is more fully described in Part I, Item 1, Note 2 of the consolidated financial statements in this quarterly report on Form 10-Q.

EXECUTIVE OVERVIEW

Summary Results of Operations

The Company reported consolidated net income of $3,051 for the quarter ended March 31, 2010, compared with $2,625 in the first quarter of 2009, representing an increase of $426, or 16.2%. Net income available to common shareholders amounted to $2,398, compared with $2,403 for the quarter ended March 31, 2009, representing a decline of $5, or 0.2%.

As previously reported, during the first quarter the Company redeemed all 18,751 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock"), sold to the U.S. Department of the Treasury (the "Treasury") in the first quarter of 2009 as part of the Capital Purchase Program established by the Treasury under the Emergency Economic Stabilization Act of 2008. The Preferred Stock repurchased by the Company had a current carrying value of $18,255, net of $496 unaccreted discount. As a result of the repurchase, the Company accelerated the accretion of the discount and recorded a total reduction in shareholders’ equity of $18,751, reducing first quarter net income available to common shareholders and diluted earnings per common share by $496 thousand and $0.13, respectively.

The Company’s diluted earnings per share, after Preferred Stock dividends and accretion of Preferred Stock discount, amounted to $0.63 for the first quarter of 2010, compared with $0.82 for the first quarter of 2009, representing a decline of $0.19, or 23.2%. The decline in first quarter 2010 diluted earnings per share compared with the first quarter of 2009 was largely attributed the Company’s previously reported issuance of 882,021 shares of its common stock, the proceeds from which were primarily used to repurchase all of the Preferred Stock sold to the Treasury. The decline in first quarter 2010 diluted earnings per share was also attributed to the acceleration of $496 thousand of Preferred Stock discount accretion in connection with the Company’s repurchase of its Preferred Stock from the Treasury.

The Company’s annualized return on average shareholders’ equity ("ROE") amounted to 11.24% for the quarter, compared with 12.98% in the first quarter of 2009. The decline in first quarter ROE compared with the first quarter of 2009 was principally attributed to a $28,096 or 34.3% increase in average shareholders equity, which amounted to $110,125 in the first quarter. Total shareholders’ equity ended the first quarter at $99,659, reflecting the repurchase of the Company’s Preferred Stock from the Treasury during the quarter.

The Company’s annualized return on average assets ("ROA") amounted to 1.16% for the quarter, compared with 1.06% in the first quarter of 2009.

  Net Interest Income: For the three months ended March 31, 2010, net interest income on a tax-equivalent basis amounted to $8,474, representing an increase of $238 or 2.9% compared with the first quarter of 2009. The increase in first quarter 2010 net interest income compared with the first quarter of 2009 was principally attributed to earning asset growth of $52,049, or 5.3%, offset in part by an eight basis point decline in the net interest margin.

For the three months ended March 31, 2010, the tax-equivalent net interest margin amounted to 3.34%, representing a decline of 8 basis points compared with the first quarter of 2009. The decline in the net interest margin from the first quarter of 2009 was largely attributed earning asset yields, which declined 8 basis points more than the cost of interest bearing liabilities, largely reflecting a moderate shift from short-term funding to higher cost, long-term funding on the Bank’s balance sheet. Considering the current near zero percent short-term funding rates and the steepness of the U.S. Treasury yield curve, the Bank’s interest rate risk management strategy has been focused on protecting net interest income over a long-term horizon, particularly in a rising interest rate environment. While this strategy pressures earnings in the near term, Company management believes the long term-risks associated with funding the balance sheet short far outweigh the short-term rewards.

  Non-interest Income: For the three months ended March 31, 2010, total non-interest income amounted to $1,910, representing an increase of $306 or 19.1% compared with the first quarter of 2009. The increase in first quarter non-interest income compared with the first quarter of 2009 was principally attributed to increases in securities gains net of other than temporary impairment ("OTTI") losses, credit and debit card service charges and fees and trust and other financial service fees.

For the three months ended March 31, 2010, total securities gains net of OTTI losses amounted to $554, representing an increase of $142 or 34.5% compared with the first quarter of 2009. First quarter net securities gains were comprised of realized gains on the sale of securities amounting to $852, partially offset by OTTI losses of $298 on certain available-for-sale, non-agency, residential mortgage-backed securities.

For the three months ended March 31, 2010, credit and debit card service charges and fees amounted to $252, representing an increase of $76 thousand or 43.2% compared with the first quarter of 2009. This increase was principally attributed to continued growth of the Bank’s demand deposits and NOW accounts, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

For the three months ended March 31, 2010, trust and other financial services fees amounted to $640, representing an increase of $68 or 11.9% compared with the first quarter of 2009. Following a recovery in the equity markets, assets under management at March 31, 2010 rose to $276,563, up $6,448 from year-end 2009 and representing an increase of $53,065 or 23.7% compared with March 31, 2009.

  Non-interest Expense: For the three months ended March 31, 2010, total non-interest expense amounted to $5,205, representing an increase of $41, or 0.8%, compared with the first quarter of 2009.

For the three months ended March 31, 2010, total salaries and employee benefits expense amounted to $2,943, representing an increase of $187 or 6.8% compared with the first quarter of 2009. The first quarter increase in salaries and employee benefits compared with the first quarter of 2009 was principally attributed to increases in employee health insurance premiums, normal increases in base salaries, as well as changes in staffing levels and mix. The foregoing increases were partially offset by a $150 employee health insurance expense credit attained in the first quarter of 2010 based on favorable claims experience.

For the three months ended March 31, 2010, FDIC insurance assessments amounted to $264, representing an increase of $171, or 183.9%, compared with the first quarter of 2009. Deposit insurance premiums for all FDIC insured banks have increased as a result of the FDIC’s plan to reestablish the Deposit Insurance Fund to levels required by the Federal Deposit Reform Act of 2005.

The foregoing increases in first quarter non-interest expense compared with the first quarter of 2009 were partially offset by a $168 write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired in the first quarter of 2009. These investment funds, which generally qualify for Community Reinvestment Act credit, represent socially responsible venture capital investments in small businesses throughout Maine and New England. These write-downs principally reflected the impact current economic conditions have had on these funds.

  Efficiency Ratio: The Company’s efficiency ratio, or non-interest operating expenses divided by the sum of tax-equivalent net interest income and non-interest income other than net securities gains and other-than-temporary impairments, measures the relationship of operating expenses to revenues. Low efficiency ratios are typically a distinguishing characteristic of high performing financial institutions. For the three months ended March 31, 2010, the Company’s efficiency ratio amounted to 52.8%, significantly better than industry averages.

  Income Taxes: For the three months ended March 31, 2010, total income taxes amounted to $1,212, representing an increase of $122 or 11.2% compared with the first quarter of 2009. The Company’s effective tax rate amounted to 28.4% in the first quarter, compared with 29.3% in the first quarter of 2009. Fluctuations in the Company’s effective tax rate are generally attributed to increases in the level of non-taxable income in relation to taxable income.

Summary Financial Condition

At March 31, 2010 total assets stood at $1,056,306, representing a decline of $16,075, or 1.5%, compared with December 31, 2009.

  Loans: Total loans ended the first quarter at $672,112, representing an increase of $2,620, or 0.4%, compared with December 31, 2009. Commercial loan growth slowed during the quarter, with total outstanding balances unchanged compared with year-end 2009. Led by a $2,044 increase in home equity loans, total consumer loans increased $1,106 during the quarter, or 0.4%. Tax-exempt loans to municipalities increased $1,461, or 10.3%.

Residential mortgage loan activity also slowed during the quarter, with total outstanding balances posting a decline of $744 or 0.3% compared with December 31, 2009. While the Bank originated and closed $6,876 in residential mortgage loans during the first quarter, this amount was more than offset by cash flows and principal pay-downs from the residential mortgage loan portfolio.

  Credit Quality: While the Bank’s non-performing loans trended upward during the first quarter, the rate of increase slowed significantly compared with the prior three quarters. At March 31, 2010, total non-performing loans amounted to $9,809 or 1.46% of total loans, compared with $9,176, or 1.37% at December 31, 2009.

During the first quarter of 2010 the Bank enjoyed a low level of loan loss experience. Total net loan charge-offs amounted to $148 representing a decline of $57 thousand or 27.8% compared with the first quarter of 2009. For the three months ended March 31, 2010, annualized net charge-offs to average loans outstanding amounted to 0.09%, compared with 0.13% in the first quarter of 2009.

For the three months ended March 31, 2010, the Bank recorded a provision for loan losses of $500, representing a decline of $165, or 24.8%, compared with the first quarter of 2009. The decline in the provision for loan losses principally reflected a slowing in the overall level of credit deterioration, combined with relatively flat loan portfolio growth during the first quarter.

The allowance for loan losses (the "allowance") stood at $8,166, representing an increase of $352 or 4.5% compared with December 31, 2009. At March 31, 2010, the allowance expressed as a percentage of total loans stood at 1.21%, up from 1.17% at December 31, 2009.

  Securities: Total securities ended the first quarter at $332,819, representing a decline of $14,207, or 4.1%, compared with December 31, 2009. The decline in the securities portfolio was principally attributed to pay-downs on mortgage-backed securities, the cash flows from which were not fully reinvested, largely due to prevailing market conditions and interest rate risk considerations.

  Deposits: Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in summer and autumn. The timing and extent of seasonal swings have varied from year to year, particularly with respect to demand deposits.

Total deposits ended the first quarter at $664,815, representing an increase of $23,642, or 3.7%, compared with December 31, 2009. Total retail deposits ended the first quarter at $555,952, up $6,769 or 1.2% compared with December 31, 2009. Retail deposit growth was principally attributed to time deposits, with demand deposits and NOW accounts posting a combined seasonal decline of $11.6 million, or 8.8%.

Brokered deposits obtained from the national market ended the first quarter at $108,863, representing an increase of $16.9 million, or 18.3%, compared with December 31, 2009. Brokered deposits are generally utilized to help support the Bank’s earning asset growth, while maintaining its strong, on-balance sheet liquidity position via secured borrowing lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank. During the first quarter the Bank shifted a portion of its collateralized short- term borrowings to short-term brokered deposits in favor of meaningfully lower rates of interest.

  Borrowings: Total borrowings ended the first quarter at $286,280, representing a decline of $25.3 million, or 8.1%, compared with December 31, 2009. The first quarter decline in borrowings was principally attributed to the decline in the securities portfolio, combined with the aforementioned funding shift to brokered deposits.

  Capital: As previously reported, in the first quarter of 2010 the Company redeemed all 18,751 shares of its Preferred Stock sold to the Treasury, consisting of $18,751 in principal. Following the redemption of the Preferred Stock, the Company and the Bank continued to exceed regulatory requirements for "well-capitalized" institutions. Under the capital adequacy guidelines administered by the Bank’s principal regulators, "well-capitalized" institutions are those with Tier I leverage, Tier I Risk-based, and Total Risk-based ratios of at least 5%, 6% and 10%, respectively. At March 31, 2010, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios were 8.93%, 13.31% and 15.17%.

At March 31, 2010, the Company’s tangible common equity ratio stood at 9.16%, up from 8.60% at December 31, 2009.

  Shareholder Dividends: The Company paid regular cash dividends of $0.26 per share of common stock in the first quarter of 2010, unchanged compared with the same quarter in 2009. The Company’s Board of Directors recently declared a second quarter 2010 regular cash dividend of $0.26 per share of common stock.

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

Total Net Interest Income: For the three months ended March 31, 2010, net interest income on a tax equivalent basis amounted to $8,474, compared with $8,236 in the first quarter of 2009, representing an increase of $238, or 2.9%. As more fully discussed below, the increase in the Bank’s first quarter 2010 net interest income compared with the first quarter of 2009 was principally attributed to average earning asset growth of $52,049, or 5.3%, offset in part by an eight basis point decline in the tax equivalent net interest margin.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following table summarizes the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended March 31, 2010 and 2009, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
MARCH 31, 2010 AND 2009
	2010			2009
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 669,602	$ 8,614	5.22%	$ 638,263	$ 8,756	5.56%
Taxable securities (2)	279,210	3,598	5.23%	275,861	4,068	5.98%
Non-taxable securities (2,3)	62,763	1,158	7.48%	45,747	834	7.39%
Total securities	341,973	4,756	5.64%	321,608	4,902	6.18%
Federal Home Loan Bank stock	16,068	---	0.00%	15,082	---	0.00%
Fed funds sold, money market funds,
and time deposits with other banks	229	---	0.00%	870	2	0.93%

Total Earning Assets	1,027,872	13,370	5.28%	975,823	13,660	5.68%

Non-Interest Earning Assets:
Cash and due from banks	5,886			6,154
Allowance for loan losses	(8,157)			(5,616)
Other assets (2)	38,968			28,167
Total Assets	$ 1,064,569			$1,004,528

Interest Bearing Liabilities:
Deposits	$ 611,445	$ 2,478	1.64%	$ 522,676	$ 2,800	2.17%
Borrowings	286,558	2,418	3.42%	346,685	2,624	3.07%
Total Interest Bearing Liabilities	898,003	4,896	2.21%	869,361	5,424	2.53%
Rate Spread			3.07%			3.15%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	51,124			48,177
Other liabilities	5,317			4,961
Total Liabilities	954,444			922,499
Shareholders' equity	110,125			82,029
Total Liabilities and Shareholders' Equity	$ 1,064,569			$1,004,528
Net interest income and net interest margin (3)		8,474	3.34%		8,236	3.42%
Less: Tax Equivalent adjustment		(416)			(296)
Net Interest Income		$ 8,058	3.18%		$7,940	3.30%

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

For the three months ended March 31, 2010, the tax equivalent net interest margin amounted to 3.34%, compared with 3.42% in the first quarter of 2009, representing a decline of eight basis points. The decline in the net interest margin from the first quarter of 2009 was largely attributed earning asset yields, which declined eight basis points more than the cost of interest bearing liabilities, largely reflecting a moderate shift from short-term funding to higher cost, long-term funding on the Bank’s balance sheet. Considering the current near zero percent short-term funding rates and the steepness of the U.S. Treasury yield curve, the Bank’s interest rate risk management strategy has been focused on protecting net interest income over a long-term horizon, particularly in a rising interest rate environment. While this strategy pressures earnings in the near term, Company management believes the long term-risks associated with funding the balance sheet short outweigh the short-term rewards.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2010	2009				2008
Quarter:	1	4	3	2	1	4	3	2
Interest Earning Assets:
Loans (1,3)	5.22%	5.16%	5.27%	5.35%	5.56%	5.93%	6.09%	6.19%
Taxable securities (2)	5.23%	5.31%	5.64%	5.86%	5.98%	5.81%	5.89%	5.88%
Non-taxable securities (2,3)	7.48%	7.53%	7.13%	7.61%	7.39%	7.02%	6.88%	6.77%
Total securities	5.64%	5.70%	5.90%	6.14%	6.18%	5.97%	6.02%	6.00%
Federal Home Loan Bank stock	0.00%	0.00%	0.00%	0.00%	0.00%	2.46%	3.00%	3.98%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	1.33%	0.00%	0.93%	2.16%	3.13%	3.00%
Total Earning Assets	5.28%	5.26%	5.40%	5.55%	5.68%	5.88%	6.02%	6.08%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	1.64%	1.73%	1.79%	1.84%	2.17%	2.62%	2.72%	2.92%
Borrowings	3.42%	3.34%	3.19%	2.90%	3.07%	3.67%	3.92%	4.21%
Total Interest Bearing Liabilities	2.21%	2.27%	2.29%	2.24%	2.53%	3.00%	3.14%	3.36%

Rate Spread	3.07%	2.99%	3.11%	3.31%	3.15%	2.88%	2.88%	2.72%

Net Interest Margin (3)	3.34%	3.27%	3.38%	3.54%	3.42%	3.21%	3.22%	3.07%

Net Interest Margin without Tax Equivalent Adjustments	3.18%	3.10%	3.23%	3.39%	3.30%	3.10%	3.12%	2.97%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

The weighted average cost of interest bearing liabilities amounted to 2.21% in the first quarter of 2010, compared with 2.53% in the first quarter of 2009, representing a decline of 32 basis points. However, the weighted average yield on average earning assets amounted to 5.28% in the first quarter of 2010, compared with 5.68% in the first quarter of 2009, representing a decline of 40 basis points. In short, since the first quarter of 2009 the decline in the Bank’s weighted average yield on its earning asset portfolios exceeded the decline in the weighted average cost of interest bearing liabilities by eight basis points.

Should interest rates continue at current levels, Company management anticipates the net interest margin will remain relatively stable over the next twelve months as assets and liabilities are expected to re-price or be replaced proportionally into the current low interest rate environment.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest and Dividend Income: For the three months ended March 31, 2010, total interest and dividend income on a tax-equivalent basis amounted to $13,370, representing a decline of $290, or 2.1%, compared with the first quarter of 2009. The decline in interest and dividend income was attributed to a 40 basis point decline in the weighted average earning asset yield, largely offset by average earning asset growth of $52,049, or 5.3%,

The decline in the weighted average earning asset yield was principally attributed to historically low short-term and long-term interest rates, the impact of which continued to reduce the weighted average yield on the Bank’s loan and securities portfolios.

For the quarter ended March 31, 2010, interest income from the loan portfolio amounted to $8,614, representing a decline of $142, or 1.6%, compared with the first quarter of 2009. The decline in loan interest income was attributed to a 34 basis point decline in the weighted average loan portfolio yield, which in the first quarter of 2010 amounted to 5.22% compared with 5.56% in the first quarter of 2009. The impact of the decline in the weighted average loan portfolio yield was almost entirely offset by average loan portfolio growth of $31,339, or 4.9%.

For the quarter ended March 31, 2010, interest income from the Bank’s securities portfolio amounted to $4,756, representing a decline of $146, or 3.0%, compared with the first quarter of 2009. The decline in securities interest income was attributed to a 54 basis point decline in the weighted average securities portfolio yield, which in the first quarter of 2010 amounted to 5.64% compared with 6.18% in the first quarter of 2009. Since the first quarter of 2009, cash flows from the securities portfolio, principally pay-downs on mortgage-backed securities, were largely replaced with lower yielding securities, reflecting prevailing market yields and the duration of securities added to the portfolio. The impact of the decline in the weighted average securities portfolio yield was largely offset by average securities growth of $20,365, or 6.3%, compared with the first quarter of 2009.

For the three months ended March 31, 2010, the Bank did not record any Federal Home Loan Bank ("FHLB") stock dividends, unchanged compared with the first quarter of 2009. In the first quarter of 2009, the FHLB of Boston advised its members that it is focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments were suspended for all of 2009, and it is unlikely that dividends will be paid in 2010.

As depicted on the rate/volume analysis table below, comparing the three months ended March 31, 2010 with the same quarter in 2009, the increased volume of average earning assets on the balance sheet contributed $768 to total interest income, but was largely offset by a decline of $530 attributed to the impact of the lower weighted average earning asset yield.

Interest Expense: For the three months ended March 31, 2010, total interest expense amounted to $4,896, compared with $5,424 in the first quarter of 2009, representing a decline of $528, or 9.7%. The decline in interest expense was attributed to a 32 basis point decline in the weighted average cost of interest bearing liabilities, largely offset by an increase in average interest bearing liabilities of $28,642, or 3.3%, when comparing the three months ended March 31, 2010 with the same quarter in 2009. The decline in the average cost of interest bearing funds was principally attributed to prevailing, historically low short-term and long-term market interest rates since the first quarter of 2009, with maturing time deposits being added or replaced at a lower cost.

For the three months ended March 31, 2010, the total weighted average cost of interest bearing liabilities amounted to 2.21%, compared with 2.53% for the same quarter in 2009, representing a decline of 32 basis points. The weighted average cost of interest bearing deposits declined 53 basis points to 1.64%, compared with the first quarter of 2009. The weighted average cost of borrowed funds increased 35 basis points to 3.42%, principally reflecting the addition of long-term borrowings to the Bank’s balance sheet, which meaningfully improved the Bank’s interest rate risk profile in a rising rate environment.

As depicted on the rate/volume analysis table below, comparing the three months ended March 31, 2010 with the same quarter in 2009, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $549 to the decline in interest expense, partially offset by an increase of $21 attributed to the impact of the increased volume of average interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED MARCH 31, 2010 VERSUS MARCH 31, 2009
INCREASES (DECREASES) DUE TO:
	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 431	$ (573)	$(142)
Taxable securities (2)	49	(519)	(470)
Non-taxable securities (2,3)	310	14	324
Investment in Federal Home Loan Bank stock	---	---	---
Fed funds sold, money market funds, and time deposits with other banks	(1)	(1)	(2)

TOTAL EARNING ASSETS	$ 789	$(1,079)	$(290)

Interest bearing deposits	478	(800)	(322)
Borrowings	(457)	251	(206)
TOTAL INTEREST BEARING LIABILITIES	$ 21	$ (549)	$(528)

NET CHANGE IN NET INTEREST INCOME	$ 768	$ (530)	$ 238

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

While the Bank’s non-performing loans trended upward during the first quarter, the rate of increase slowed significantly compared with the prior three quarters. At March 31, 2010, total non-performing loans amounted to $9,809 or 1.46% of total loans, compared with $9,176, or 1.37% at December 31, 2009. The Bank’s allowance for loan losses expressed as a percentage of non-performing loans stood at 83% at March 31, 2010, compared with 85% at December 31, 2009.

During the first quarter of 2010 total net loan charge-offs amounted to $148, representing a decline of $57, or 27.8%, compared with the first quarter of 2009. For the quarter ended March 31, 2010, annualized net charge-offs to average loans outstanding amounted to 0.09%, compared with 0.13% for the same quarter in 2009.

For the three months ended March 31, 2010, the provision for loan losses (the "provision") amounted to $500, compared with $665 in the first quarter of 2009, representing a decline of $165, or 24.8%. The decline in the provision principally reflected a slowing in the overall level of credit deterioration, low levels of net loan charge-offs, and relatively flat loan portfolio growth during the first quarter.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the three months ended March 31, 2010, total non-interest income amounted to $1,910, compared with $1,604 for the same quarter in 2009, representing an increase of $306 or 19.1%.

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

For the three months ended March 31, 2010, income from trust and other financial services amounted to $640, compared with $572 for the same quarter in 2009, representing an increase of $68, or 11.9%. Following a recovery in the equity markets, assets under management at March 31, 2010 rose to $276,563, up $6,448 from December 31, 2009 and representing an increase of $53,065 or 23.7% compared with March 31, 2009.

Service Charges on Deposits: This income is principally derived from deposit account overdraft fees, monthly deposit account maintenance and activity fees, and a variety of other deposit account related fees.

For the three months ended March 31, 2010, income from service charges on deposit accounts amounted to $314, compared with $309 for the same quarter in 2009, representing an increase of $5 or 1.6%. The increase in service charges on deposit accounts was principally attributed to an increase in deposit account overdraft fees, despite the fact that the Bank has not increased its deposit account fee amounts charged to customers since early 2007.

Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act will prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machines ("ATM") and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in. The Bank does not charge its customers for paying overdrafts on ATM transactions and one-time debit card transactions.

Credit and Debit Card Service Charges and Fees: This income is principally derived from the Bank’s Visa debit card product, merchant credit card processing fees and fees associated with Visa credit cards.

For the three months ended March 31, 2010, credit and debit card service charges and fees amounted to $252 compared with $176 in the first quarter of 2009, representing an increase of $76, or 43.2%. This increase was principally attributed to continued growth of the Bank’s demand deposits and NOW accounts, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three months ended March 31, 2010, net securities gains amounted to $852, compared with $412 in the first quarter of 2009, representing an increase of $440, or 106.8%. The $852 in first quarter 2010 net securities gains were comprised entirely of realized gains on the sale of securities. The $412 in first quarter 2009 net securities gains were comprised of $1,419 in realized gains on the sale of securities, largely offset by $1,007 in OTTI losses .

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

For further information about securities gains and losses and other-than-temporary impairment losses recorded during the three months ended March 31, 2010, refer to Notes 2 and 4 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

Net Other-than-temporary Impairment Losses Recognized in Earnings: For the three months ended March 31, 2010, net OTTI losses recognized in earnings amounted to $298, compared with none during the first quarter of 2009. As discussed immediately above, in the first quarter of 2009 OTTI losses amounting to $1,007 were recorded as a component of net securities gains (losses).

In the first quarter of 2010 the Company recognized an additional $298 of OTTI losses in earnings on eight, available-for-sale, non-agency, residential mortgage-backed securities where the Company had previously determined that these securities were other-than-temporarily impaired. The $298 in additional estimated credit losses on these securities, net of taxes, were previously recorded in unrealized gains or losses on securities available-for-sale within accumulated other comprehensive income or loss, a component of total shareholders equity on the Company’s consolidated balance sheet.

For further information about other-than-temporary securities impairment losses recorded during the three months ended March 31, 2009, refer to Notes 2, 4 and 10 of the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Non-interest Expense

For the three months ended March 31, 2010, total non-interest expense amounted to $5,205, compared with $5,164 in the first quarter of 2009, representing an increase of $41, or 0.8%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three months ended March 31, 2010, salaries and employee benefits expense amounted to $2,943, representing an increase of $187, or 6.8%, compared with the first quarter of 2009.

The increase in salaries and employee benefits expense was principally attributed to increases in employee health insurance premiums, normal increases in base salaries, as well as changes in staffing levels and mix. The foregoing increases were partially offset by a $150 employee health insurance expense credit attained in the first quarter of 2010 based on favorable claims experience.

Occupancy Expenses: For the three months ended March 31, 2010, total occupancy expenses amounted to $372, compared with $398 for the same quarter in 2009, representing a decline of $26, or 6.5%. The decline in occupancy expense was principally attributed to lower utilities and grounds keeping costs.

Furniture and Equipment Expenses: For the three months ended March 31, 2010, furniture and equipment expenses amounted to $352, unchanged compared with the first quarter of 2009. Furniture and equipment expenses principally include depreciation expense, maintenance contract expenses, miscellaneous equipment purchases and repairs, and personal property taxes.

FDIC Insurance Assessments: For the three months ended March 31, 2010, FDIC insurance assessments amounted to $264, compared with $93 for the same quarter in 2009, representing an increase of $171, or 183.9%.

During 2009, the FDIC’s Deposit Insurance Fund ("DIF") posted record losses, causing the reserve ratio to fall well below 1.15%. A reserve ratio below 1.15% triggers the need for a DIF restoration plan in accordance with the FDI Reform Act of 2005 and conforming amendments. Pursuant to the Act, the FDIC must bring the reserve ratio back to 1.15% within five years. Deposit insurance premiums for all FDIC insured banks have increased as a result of the FDIC’s plan to reestablish the Deposit Insurance Fund to acceptable levels.

Other Operating Expense: For the three months ended March 31, 2010, total other operating expense amounted to $1,197, compared with $1,463 for the first quarter in 2009, representing a decline of $266, or 18.2%. The decline in other operating expense was principally attributed to a $168 write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired in the first quarter of 2009. These investment funds, which generally qualify for Community Reinvestment Act credit, represent socially responsible venture capital investments in small businesses throughout Maine and New England. These write-downs principally reflected the impact current economic conditions have had on these funds.

The decline in first quarter other operating expenses compared with the first quarter of 2009 was also attributed to declines in charitable contributions, statement rendering expenses, and loan collection and foreclosure expenses.

Income Taxes

For the three months ended March 31, 2010, total income taxes amounted to $1,212, compared with $1,090 in the first quarter of 2008, representing an increase of $122, or 11.2%.

The Company's effective tax rate for the three months ended March 31, 2010 amounted to 28.4%, compared with 29.3% in the first quarter of 2009. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to increases in the level of non-taxable income in relation to taxable income.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at March 31, 2010 represented 63.6% and 31.5% of total assets, compared with 62.4% and 32.4% at December 31, 2009, respectively.

At March 31, 2010, the Company’s total assets amounted to $1,056,306, compared with $1,072,381 at December 31, 2009, representing a decline of $16,075, or 1.5%.

Securities

The securities portfolio is primarily comprised of mortgage-backed securities issued by U.S. government agencies, U.S. government sponsored enterprises, and other non-agency, private label issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and debt obligations of other U.S. government sponsored enterprises. At March 31, 2010, the securities portfolio did not contain any pools of sub-prime mortgage-backed securities, collateralized debt obligations or commercial mortgage-backed securities. Additionally, the Bank did not own any equity securities or have any corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"), or any interests in pooled trust preferred securities or auction rate securities.

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

The securities portfolio represented 33.3% of the Company’s average earning assets during the three months ended March 31, 2010 and generated 35.6% of total tax equivalent interest and dividend income, compared with 33.0% and 35.9% in the first quarter of 2009, respectively.

Securities available for sale represented 100% of total securities at March 31, 2010, and December 31, 2009. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At March 31, 2010, total net unrealized securities gains amounted to $2,231, compared with $419 at December 31, 2009.

Total Securities: At March 31, 2010, total securities amounted to $332,819, compared with $347,026 at December 31, 2009, representing a decline of $14,207 or 4.1%. The decline in the securities portfolio was principally attributed to pay-downs on mortgage-backed securities, the cash flows from which were not fully reinvested, largely due to prevailing market conditions and interest rate risk considerations.

The following tables summarize the securities available for sale portfolio as of March 31, 2010 and December 31, 2009:

	March 31, 2010

Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 2,797	$ 21	$ 141	$ 2,677
Mortgage-backed securities:
US Government-sponsored enterprises	213,649	8,513	71	222,091
US Government agencies	21,761	741	8	22,494
Private label	29,607	31	4,351	25,287
Obligations of states and political subdivisions thereof	62,774	1,345	3,849	60,270
Total	$330,588	$10,651	$8,420	$332,819

	December 31, 2009
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 2,770	$ 13	$ 227	$ 2,556
Mortgage-backed securities:
US Government-sponsored enterprises	226,740	7,613	3	234,350
US Government agencies	21,522	606	21	22,107
Private label	31,754	27	5,428	26,353
Obligations of states and political subdivisions thereof	63,821	1,674	3,835	61,660
Total	$346,607	$9,933	$9,514	$347,026

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at March 31, 2010, amounted to an excess of $8,420, or 2.5% of the amortized cost of the total securities portfolio. At December 31, 2009 this amount represented an excess of $9,514, or 2.7% of the total securities portfolio. As of March 31, 2010, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $6,765, compared with $6,675 at December 31, 2009.

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in pre-tax earnings equal to the estimated credit losses inherent in the security.

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to above Notes 2 and 4 of the interim consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

At March 31, 2010 the Bank’s investment in FHLB stock totaled $16,068, unchanged compared with December 31, 2009.

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

In the first quarter of 2009, the FHLB of Boston advised its members that it is focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for all of 2009 were suspended. The Company believes it is more likely than not that the suspension of FHLB stock dividends will continue throughout 2010.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB of Boston and its overall financial condition. For the year ended December 31, 2009, the FHLB reported a loss of $186.8 million, following a net loss of $115.8 million in 2008. These net losses were entirely attributed to OTTI losses in the FHLB’s securities portfolio. The FHLB also reported that it remained in compliance with all regulatory capital ratios as of December 31, 2009, and, in the most recent information available, was classified "adequately capitalized" by its regulator, the Federal Housing Finance Agency.

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of March 31, 2010. Further deterioration of the FHLB’s capital levels may require the Bank to deem its restricted investment in FHLB stock to be other-than-temporarily impaired. If evidence of impairment exists in future periods, the FHLB stock would reflect fair value using observable or unobservable inputs. The Bank will continue to monitor its investment in FHLB of Boston stock.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	March 31,	December 31,
	2010	2009

Commercial real estate mortgages	$268,819	$269,776
Commercial and industrial loans	78,741	77,284
Agricultural and other loans to farmers	21,757	22,192
Total commercial loans	369,317	369,252

Residential real estate mortgages	225,006	225,750
Home equity loans	56,933	54,889
Consumer loans	4,471	4,665
Total consumer loans	286,410	285,304

Tax exempt loans	15,599	14,138

Deferred origination costs	786	798
Total loans	672,112	669,492
Allowance for loan losses	(8,166)	(7,814)
Total loans net of allowance for loan losses	$663,946	$661,678

Total Loans: At March 31, 2010, total loans stood at $672,112, compared with $669,492 at December 31, 2009, representing an increase of $2,620, or 0.4%.

Commercial Loans: At March 31, 2010, total commercial loans amounted to $369,317, compared with $369,252 at December 31, 2009, representing an increase of $65. Commercial loan growth has been challenged by a weakened economy, declining loan demand, and unrelenting competition for quality loans.

At March 31, 2010, commercial loans represented 54.9% of the Bank’s total loan portfolio, compared with 55.2% at December 31, 2009.

Consumer Loans: At March 31, 2010, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $286,410, representing an increase of $1,106 or 0.4%, compared with December 31, 2009.

At March 31, 2010, the Bank’s residential mortgage loan portfolio totaled $225,006, representing a decline of $744, or 0.3%, compared with December 31, 2009. Residential mortgage loan origination activity slowed during the first three months of 2010, principally reflecting increases in residential mortgage loan interest rates, declining borrower refinancing activity and declining appraised property values in the markets served by the Bank. While the Bank originated and closed $6,876 in residential real estate loans during the first quarter of 2010, this amount was more than offset by cash flows and principal pay-downs from the existing residential real estate loan portfolio.

At March 31, 2010, the Bank’s home equity loan portfolio totaled $56,933, representing an increase of $2,044, or 3.7%, compared with December 31, 2009.

Tax Exempt Loans: At March 31, 2010, tax exempt loans, amounted to $15,599, compared with $14,138 at December 31, 2009, representing an increase of $1,461, or 10.3%.

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

Subprime mortgage lending: Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that bank management has ever actively pursued. In general, the industry does not apply a uniform definition of what actually constitutes "sub-prime" lending. In referencing sub-prime lending activities, bank management relies upon several sources, including Maine’s predatory lending law enacted January 1, 2008, and the "statement of sub-prime mortgage lending" issued by the federal bank regulatory agencies (the "agencies") on June 29, 2007, which further references the expanded guidance for sub-prime lending programs (the "expanded guidance"), issued by the agencies by press release dated January 31, 2001.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. At March 31, 2010, total non-performing loans included one troubled debt restructuring (a residential real estate mortgage) amounting to $301, unchanged compared with December 31, 2009. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	March 31,	December 31,
	2010	2009

Commercial real estate mortgages	$4,023	$3,096
Commercial construction and development	225	392
Commercial and industrial loans	421	237
Agricultural and other loans to farmers	1,898	1,848
Total commercial loans	6,567	5,573

Residential real estate mortgages	3,054	2,498
Home equity loans	132	304
Residential construction and development	---	24
Consumer loans	44	5
Total consumer loans	3,230	2,831

Total non-accrual loans	9,797	8,404
Accruing loans contractually past due 90 days or more	12	772
Total non-performing loans	$9,809	$9,176

Allowance for loan losses to non-performing loans	83%	85%
Non-performing loans to total loans	1.46%	1.37%
Allowance to total loans	1.21%	1.17%

The Bank’s non-performing loans trended upward during the first quarter, but the rate of increase slowed significantly compared with the prior three quarters.

At March 31, 2010, total non-performing loans amounted to $9,809, compared with $9,176 at December 31, 2009, representing an increase of $633, or 6.9%. At March 31, 2010, non-performing loans amounted to 1.46% of total loans, compared with 1.37% at December 31, 2009, representing an increase of nine basis points. One agricultural loan accounted for $1,500 or 15.3% of total non-performing loans at March 31, 2010.

Non-performing commercial real estate mortgages amounted to $4,023 at March 31, 2010, representing an increase of $927 compared with December 31, 2009. At March 31, 2010, non-performing commercial real estate loans were represented by fifteen business relationships, with outstanding balances ranging from $25 to $446.

Non-performing residential real estate mortgages amounted to $3,054 at March 31, 2010, representing an increase of $556 compared with December 31, 2009. At March 31, 2010, non-performing residential real estate loans were represented by twenty-nine, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $4 to $457.

At March 31, 2010, accruing loans contractually past due 90 days or more totaled $12, representing a decline of $760 compared with December 31, 2009.

The Bank attributes the overall stability of the loan portfolio to mature credit administration processes and disciplined underwriting standards, aided by a local economy that is faring better than the country as a whole. The Bank maintains a centralized loan collection and managed asset department, providing timely and effective collection efforts for problem loans.

While the level of non-performing loans to total loans ratio was well below industry averages and continued to reflect the overall quality of the loan portfolio at March 31, 2010, Bank management is cognizant of the continued softening of the real estate market, elevated unemployment rates and depressed economic conditions overall, and believes it is managing credit risk accordingly. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

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

At March 31, 2010 total OREO amounted to $782, compared with $854 at December 31, 2009. Two properties comprised the March 31, 2010 balance of OREO.

Allowance for Loan Losses: At March 31, 2010, the allowance stood at $8,166, compared with $7,814 at December 31, 2009, representing an increase of $352, or 4.5%. At March 31, 2010, the allowance expressed as a percentage of total loans stood at 1.21%, up from 1.17% at December 31, 2009. The increase in the allowance was principally attributed to the increase in non-performing loans and depressed economic conditions, including elevated unemployment levels and declining real estate values in the markets served by the Bank.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as expedient, a collateral shortfall analysis. The amount of loans considered to be impaired totaled $5,188 as of March 31, 2010, compared with $4,416 as of December 31, 2009. The related allowances for loan losses on these impaired loans amounted to $786 as of March 31, 2010, compared with $513 as of December 31, 2009.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the three-month periods ended March 31, 2010 and 2009.

ALLOWANCE FOR LOAN LOSSES
THREE MONTHS ENDED
MARCH 31, 2010 AND 2009

	2010	2009

Balance at beginning of period	$ 7,814	$ 5,446
Charge offs:
Commercial construction and development	167	---
Commercial real estate mortgages	5	52
Commercial and industrial loans	27	145
Residential real estate mortgages	60	2
Consumer loans	17	9
Total charge-offs	276	208

Recoveries:
Residential real estate mortgages	118	---
Consumer loans	10	3
Total recoveries	128	3

Net charge-offs	148	205
Provision charged to operations	500	665

Balance at end of period	$ 8,166	$ 5,906

Average loans outstanding during period	$669,602	$638,263

Net charge-offs to average loans outstanding	0.09%	0.13%

The Bank’s loan loss experience improved during three months ended March 31, 2010, with net loan charge-offs amounting to $148, or annualized net charge-offs to average loans outstanding of 0.09%, compared with $205, or annualized net charge-offs to average loans outstanding of 0.13%, during the first quarter of 2009.

There were no material changes in loan concentrations during the three months ended March 31, 2010.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at March 31, 2010, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

Deposits

During the three months ended March 31, 2010, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At March 31, 2010, total deposits stood at $664,815, compared with $641,173 at December 31, 2009, representing an increase $23,642, or 3.7%.

At March 31, 2010, total retail deposits stood at $555,952, compared with $549,183 at December 31, 2009, representing an increase of $6,769, or 1.2%. Reflecting the seasonality of the Bank’s deposit base, demand deposits and NOW accounts posted a combined decline of $11,597, or 8.8%, compared with December 31, 2009. This decline was more than offset by a $17,935 increase in retail time deposits compared with December 31, 2009.

At March 31, 2010, brokered time deposits obtained from the national market stood at $108,863, compared with $91,990 at December 31, 2009, representing an increase of $16,873, or 18.3%. Brokered deposits are generally utilized to help support the Bank’s earning asset growth, while maintaining its strong, on-balance sheet liquidity position via secured borrowing lines of credit with the FHLB of Boston and the Federal Reserve Bank of Boston. During the first quarter of 2010, the Bank shifted a portion of its collateralized short-term borrowings to brokered certificates of deposit in favor of meaningfully lower rates of interest and stronger on-balance sheet liquidity.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering retail time deposits, the Bank generally prices these deposits on a relationship basis. At March 31, 2010, the weighted average cost of retail time deposits was 1.90% compared with 2.05% at December 31, 2009. Given the current interest rate environment and continuing time deposit maturities, management anticipates that the weighted average cost of time deposits will continue to show moderate declines for the balance of 2010.

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

At March 31, 2010, total borrowings amounted to $286,280, compared with $311,629 at December 31, 2009, representing a decline of $25,349, or 8.1%, compared with December 31, 2009. The decline in total borrowings was principally attributed to the decline in the Bank’s securities portfolio, combined with the aforementioned funding shift to lower cost brokered certificates of deposit.

Consistent with the Bank’s asset and liability management strategy, the Bank has been adding long term borrowings to the balance sheet to protect net interest income in a rising rate environment. At March 31, 2010, long term borrowings with maturities of one year or greater represented 70.4% of total borrowings.

At March 31, 2010, total borrowings expressed as a percent of total assets amounted to 27.1%, compared with 29.1% December 31, 2009.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, during the first three months of 2010 the Company maintained its strong capital position and continued to be a ""well-capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of March 31, 2010, the Company and the Bank were considered "well-capitalized" under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a "well-capitalized" institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%. At March 31, 2010, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios were 8.94%, 13.31% and 15.16%.

The following tables set forth the Company's and the Bank’s regulatory capital at March 31, 2010 and December 31, 2009, under the rules applicable at that date.
	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of March 31, 2010
Total Capital
(To Risk-Weighted Assets)
Consolidated	$108,048	15.16%	$57,010	8.0%	N/A
Bank	$108,932	15.30%	$56,944	8.0%	$71,180	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$ 94,836	13.31%	$28,496	4.0%	N/A
Bank	$ 95,720	13.45%	$28,472	4.0%	$42,708	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$ 94,836	8.94%	$42,455	4.0%	N/A
Bank	$ 95,720	9.03%	$42,420	4.0%	$53,024	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2009
Total Capital
(To Risk-Weighted Assets)
Consolidated	$122,615	17.14%	$57,241	8.0%	N/A
Bank	$123,383	17.26%	$57,175	8.0%	$71,469	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$109,755	15.34%	$28,620	4.0%	N/A
Bank	$110,569	15.47%	$28,587	4.0%	$42,881	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$109,755	10.35%	$42,431	4.0%	N/A
Bank	$110,569	10.43%	$42,395	4.0%	$52,993	5.0%

Series A Fixed Rate Cumulative Perpetual Preferred Stock and Warrant: As previously reported, on February 24, 2010 the Company redeemed all 18,751 shares of its Preferred Stock sold to Treasury. The Company paid $18,774 to the Treasury to redeem the Preferred Stock, consisting of $18,751 of principal and $23 of accrued and unpaid dividends. The Company’s redemption of the Preferred Stock is not subject to additional conditions or stipulations from the Treasury.

The preferred stock that the Company repurchased for $18,751 had a current carrying value of $18,255 (net of $496 unaccreted discount) on the Company’s consolidated balance sheet. As a result of the repurchase, in the first quarter of 2010 the Company accelerated the accretion of the $496 discount and recorded a total reduction in shareholders’ equity of $18,751, reducing first quarter net income available to common shareholders and diluted earnings per common shareholders by $496 and $0.13, respectively.

In the fourth quarter of 2009, the warrant received by the Treasury to purchase up to 104,910 shares of the Company’s common stock was reduced by one half to 52,455 shares as a result of the Company’s successful completion of a common stock offering in December 2009. The Company is seeking agreement with the Treasury to repurchase the Warrant at its fair market value. However, there can be no assurance that the Company will reach agreement with the Treasury as to a fair market value of the Warrant, or that the Company will repurchase the Warrant.

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

The Company paid regular cash dividends of $0.26 per share of common stock in the first quarter of 2010, unchanged compared with the dividend paid for the same quarter in 2009. The Company’s Board of Directors recently declared a second quarter 2010 regular cash dividend of $0.26 per share of common stock. The dividend will be paid June 15, 2010 to shareholders of record as of the close of business on May 18, 2010.

Stock Repurchase Plan:

In August 2008, the Company’s Board of Directors approved a program to repurchase of up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and is authorized to continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of March 31, 2010, the Company had repurchased 66,782 shares of stock under this plan, at a total cost of $1,833 and an average price of $27.44 per share. The Company recorded the repurchased shares as treasury stock.

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

The following table summarizes the Company’s contractual obligations at March 31, 2010. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)
		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$263,057	$66,575	$89,992	$87,490	$19,000
Securities sold under agreements to repurchase	18,223	18,223	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	193	112	81	---	---
Total	$286,473	$84,910	$90,073	$87,490	$24,000

All FHLB of Boston advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated in the above table at their contractual final maturity dates. At March 31, 2010, the Bank had $75,000 in callable advances.

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

At March 31, 2010, commitments under existing standby letters of credit totaled $302, compared with $372 at December 31, 2009. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The notional or contractual amount for financial instruments with off-balance sheet risk as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Commitments to originate loans	$ 25,851	$ 42,694
Unused lines of credit	80,698	78,607
Un-advanced portions of construction loans	18,706	12,565
Total	$125,255	$133,866

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

At March 31, 2010, the Bank had two outstanding derivative instruments. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of March 31, 2010 are summarized below. Also refer to Note 7 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 3/31/10	Fair Value 3/31/10	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$21	$235	$887
$10,000	11/01/10	6.50%	$ 69	$15	$215	$558

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 4.0% of total assets. At March 31, 2010, liquidity, as measured by the basic surplus/deficit model, was 6.2% over the 30-day horizon and 5.2% over the 90-day horizon.

At March 31, 2010, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $65 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower In Custody ("BIC") program at the Federal Reserve Bank of Boston. At March 31, 2010 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $143,731, or 13.6% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its on balance sheet liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2010, over one and two-year horizons. In light of the Federal Funds rate of 0% - 0.25% and the two-year U.S. Treasury of 1.02% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would normally be the case.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
MARCH 31, 2010

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+500 Basis Points Short-term Rates
Year 1
Net interest income change ($)	$(274)	$181	$(476)
Net interest income change (%)	(0.81%)	0.54%	(1.41%)
Year 2
Net interest income change ($)	$(493)	$2,291	$(453)
Net interest income change (%)	(1.46%)	6.79%	(1.34%)

As more fully discussed below, the March 31, 2010 interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the one-year horizon and is favorably positioned for parallel increases in short-term and long-term interest rates over the one and two-year horizons.

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

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will remain relatively stable over the twelve month horizon, then begin a strong and steady recovery over the two year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price slightly slower than its earning asset portfolios, causing a small increase in net interest income. As funding costs begin to stabilize late in the first year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and improving levels of net interest income over the two year horizon and beyond. Management believes continued earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one year horizon should short-term and long-term interest rates rise in parallel. Over the two year horizon and beyond, management believes low to moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. The Federal Reserve addressed the current economic recession with changes in its monetary policy, by reducing the Federal Funds rate to historic levels. During 2007 and 2008 the targeted fed funds rate fell from 5.25% to a range of 0% to 0.25% where it stayed for all of 2009 and the first quarter of 2010, whereas the 10 year U.S, Treasury note has remained essentially unchanged since 2007. Accordingly, management modeled a non-parallel shift in the yield curve assuming a 500 basis point increase in the short-term Federal Funds interest rate with the balance of the yield curve remaining unchanged. Using this future interest rate scenario, the interest rate sensitivity model suggests that net interest income will post a small to moderate decline over the one and two year horizons, as funding costs re-price more quickly than earning asset yields. Management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income should short-term interest rates increase 500 basis points.

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

Item 1A: Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2009.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None

(b)  None

(c)  Repurchases of Company Securities.

The following table provides information with respect to any repurchase of shares of the Company’s Preferred Stock and common stock made by or on behalf of the Company or any "affiliated purchaser" for the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1-31, 2010	---	$ ---	---	---
February 1-28, 2010	18,751	$27.50	---	---
March 1-31, 2009	---	$ ---	---	---

(1) In February, 2010, the Company redeemed 18,751 shares of Preferred Stock from Treasury. The redemption of Preferred Stock is discussed above in this Report under "Capital Resources" "Series A Fixed Rate Cumulative Perpetual Preferred Stock and Warrant" and incorporated herein by reference.
(2) In August 2008, the Company’s Board of Directors approved a program to repurchase of up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and is authorized to continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. The program will remain in effect until fully utilized or until modified, superseded or terminated.

In January 2009 the Company suspended purchases under the stock repurchase plan as required under the Preferred Stock Purchase Agreement with Treasury in connection with the Company’s participation in the CPP. In February 2010, the Company redeemed all of its Preferred Stock it sold to the Treasury as part of the CPP. The Company’s redemption of the Preferred Stock is not subject to any additional conditions or stipulations from the Treasury or the Company’s and the Bank’s principal regulators, including limitations on the Company’s ability to repurchase shares of its common stock.

During the quarter ended March 31, 2010, there were no purchases made by or on behalf of the Company or any "affiliated purchaser," of shares of the Company’s common stock.
Item 3: Defaults Upon Senior Securities	None

Item 4: (REMOVED AND RESERVED)	None

Item 5: Other Information

(a)  None

(b)  None

Item 6: Exhibits

Exhibits.

EXHIBIT NUMBER

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009.

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008.
4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Letter Agreement with U. S. Treasury for purchase of Series A Preferred Stock	Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on January 21, 2009

4.4	Warrant to Purchase Shares of Company Common Stock issued to U.S. Treasury	Incorporated by reference to Form 8-K, Exhibit 4.2, filed with the Commission on January 21, 2009

4.5	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009.

4.6	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009.

10	Material Contracts

10.1	2010 Annual Incentive Plan for Certain Executive Officers of the Company	Incorporated by reference to Form 10-K, Part 4, Item 15, Exhibit 10.25 filed with the Commission March 16, 2010 (Commission Number 0-13666)

11.1	Statement re computation of per share earnings	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: May 10, 2010	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: May 10, 2010	Gerald Shencavitz
Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date

3.2	Bylaws, as amended to date

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock

4.3	Letter Agreement with U. S. Treasury for purchase of Series A Preferred Stock

4.4	Warrant to Purchase Shares of Company Common Stock issued to U.S. Treasury

4.5	Debt Securities Purchase Agreement

4.6	Form of Subordinated Debt Security of Bar Harbor Bank & Trust

10.1	2010 Annual Incentive Plan for Certain Executive Officer of the Company

11.1	Statement re computation of per share earnings

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350