Form 10-Q
period 2010-06-30
BAR HARBOR BANKSHARES
filed 2010-08-09
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13349

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   x    NO ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ___  NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ___ Accelerated filer   x  Non-accelerated filer (do not check if a smaller reporting company)___   Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES:  ___  NO:   x

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 4, 2010
$2.00 Par Value	3,776,812

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at June 30, 2010, and December 31, 2009	3

	Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009	4

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	6

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009	7

	Notes to Consolidated Interim Financial Statements	8-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59-62

Item 4.	Controls and Procedures	62

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults Upon Senior Securities	63

Item 4.	(Removed and Reserved)	63

Item 5.	Other Information	63

Item 6.	Exhibits	63-64

Signatures		64

Exhibit Index		65

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(Dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Total cash and cash equivalents	$ 10,779	$ 9,832
Securities available for sale, at fair value	343,413	347,026
Federal Home Loan Bank stock	16,068	16,068
Loans	684,826	669,492
Allowance for loan losses	(8,470)	(7,814)
Loans, net of allowance for loan losses	676,356	661,678
Premises and equipment, net	13,179	11,927
Goodwill	3,158	3,158
Bank owned life insurance	6,950	6,846
Other assets	14,644	15,846
TOTAL ASSETS	$1,084,547	$1,072,381

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 53,515	$ 57,743
NOW accounts	73,690	74,538
Savings and money market deposits	178,430	171,791
Time deposits	259,592	245,111
Brokered time deposits	103,058	91,990
Total deposits	668,285	641,173
Short-term borrowings	97,627	91,893
Long-term advances from Federal Home Loan Bank	204,727	214,736
Junior subordinated debentures	5,000	5,000
Other liabilities	5,686	6,065
TOTAL LIABILITIES	981,325	958,867

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,525,635 shares
at June 30, 2010 and 4,443,614 shares at December 31, 2009	9,051	8,887
Preferred stock, par value $--; authorized 1,000,000 shares; issued 18,751 shares at
at December 31, 2009	---	18,358
Surplus	26,201	24,360
Retained earnings	78,113	75,001
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of $55 and $56, at June 30, 2010 and December
31, 2009, respectively	(106)	(109)
Net unrealized appreciation on securities available for sale, net of tax
of $2,356 and $1,074, at June 30, 2010 and December 31, 2009, respectively	4,572	2,084
Portion of OTTI attributable to non-credit losses, net of tax of $611 and $931 at
June 30, 2010 and December 31, 2009, respectively	(1,186)	(1,808)
Net unrealized appreciation on derivative instruments, net of tax of
$75 and $209 at June 30, 2010 and December 31, 2009, respectively	146	406
Total accumulated other comprehensive income	3,426	573
Less: cost of 748,823 and 752,431 shares of treasury stock at June 30, 2010
and December 31, 2009, respectively	(13,569)	(13,665)

TOTAL SHAREHOLDERS' EQUITY	103,222	113,514

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,084,547	$1,072,381

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$ 8,805	$ 8,772	$17,377	$17,499
Interest on securities	3,800	5,293	8,182	9,930
Total interest and dividend income	12,605	14,065	25,559	27,429

Interest expense:
Deposits	2,473	2,636	4,951	5,436
Short-term borrowings	66	154	137	415
Long-term debt	2,271	2,432	4,618	4,795
Total interest expense	4,810	5,222	9,706	10,646

Net interest income	7,795	8,843	15,853	16,783
Provision for loan losses	550	835	1,050	1,500
Net interest income after provision for loan losses	7,245	8,008	14,803	15,283

Non-interest income:
Trust and other financial services	696	588	1,336	1,160
Service charges on deposit accounts	372	360	686	669
Mortgage banking activities	44	70	69	73
Credit and debit card service charges and fees	274	252	526	428
Net securities gains	505	414	1,357	826
Total other-than-temporary impairment ("OTTI") losses	(242)	(1,561)	(593)	(1,561)
Non-credit portion of OTTI losses (before taxes) (1)	---	1,107	53	1,107
Net OTTI losses recognized in earnings	(242)	(454)	(540)	(454)
Other operating income	146	139	271	271
Total non-interest income	1,795	1,369	3,705	2,973

Non-interest expense:
Salaries and employee benefits	2,919	2,681	5,862	5,437
Occupancy expense	337	330	709	728
Furniture and equipment expense	419	337	771	690
Credit and debit card expenses	70	73	147	174
FDIC insurance assessments	266	588	530	681
Other operating expense	1,381	1,543	2,578	3,006
Total non-interest expense	5,392	5,552	10,597	10,716

Income before income taxes	3,648	3,825	7,911	7,540
Income taxes	936	1,069	2,148	2,159

Net income	2,712	2,756	5,763	5,381

Preferred stock dividends and accretion of discount	---	268	653	490
Net income available to common shareholders	$ 2,712	$ 2,488	$ 5,110	$ 4,891

Per Common Share Data:
Basic Earnings Per Share	$ 0.72	$ 0.87	$ 1.36	$ 1.70
Diluted Earnings Per Share	$ 0.71	$ 0.85	$ 1.34	$ 1.68

(1) Included in other comprehensive loss, net of tax

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2008	$7,287	$ ---	$ 4,903	$67,908	$ (524)	$(14,129)	$ 65,445
Net income	---	---	---	5,381	---	---	5,381
Cumulative effect adjustment for the adoption of FSP FAS 115-2	---	---	---	937	(937)	---	---
Total other comprehensive loss	---	---	---	---	(2,189)	---	(2,189)
Dividend declared:
Common stock ($0.52 per share)	---	---	---	(1,493)	---	---	(1,493)
Preferred stock	---	---	---	(312)	---	---	(312)
Issuance of preferred stock (18,751 shares)	---	18,114	(232)	---	---	---	17,882
Issuance of stock warrants	---	---	638	---	---	---	638
Purchase of treasury stock (5,571 shares)	---	---	---	---	---	(144)	(144)
Stock options exercised (7,834 shares), including related tax effects	---	---	12	(72)	---	202	142
Recognition of stock option expense	---	---	63	---	---	---	63
Cumulative dividends on preferred stock	---	120	---	(120)	---	---	---
Accretion of discount	---	58	---	(58)	---	---	---
Balance June 30, 2009	$7,287	$18,292	$ 5,384	$72,171	$(3,650)	$(14,071)	$ 85,413

Balance December 31, 2009	$8,887	$18,358	$24,360	$75,001	$ 573	$(13,665)	$113,514
Net income	---	---	---	5,763	---	---	5,763
Total other comprehensive income	---	---	---	---	2,853	---	2,853
Dividend declared:
Common stock ($0.52 per share)	---	---	---	(1,963)	---	---	(1,963)
Preferred stock	---	---	---	(138)	---	---	(138)
Issuance of common stock (82,021 shares)	164	---	1,777	---	---	---	1,941
Purchase of preferred stock (18,751 shares)	---	(18,873)	---	---	---	---	(18,873)
Stock options exercised (3,608 shares), including related tax effects	---	---	4	(35)	---	96	65
Recognition of stock option expense	---	---	60	---	---	---	60
Accretion of discount	---	515	---	(515)	---	---	---
Balance June 30, 2010	$9,051	$ ---	$26,201	$78,113	$ 3,426	$(13,569)	$103,222

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands)
(unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$ 5,763	$ 5,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	479	450
Amortization of core deposit intangible	---	33
Provision for loan losses	1,050	1,500
Net securities gains	(1,357)	(826)
Other-than-temporary impairment	540	454
Net amortization (accretion) of bond premiums and discounts	477	(658)
Recognition of stock option expense	60	63
Proceeds from sale of mortgages held for sale	846	10,870
Origination of mortgage loans held for sale	(829)	(10,920)
Net (gain) loss on sale of mortgage loans held for sale	(17)	25
Net change in other assets	(1,619)	(3,001)
Net change in other liabilities	(375)	1,716
Net cash provided by operating activities	5,018	5,087

Cash flows from investing activities:
Purchases of securities available for sale	(78,829)	(146,703)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	64,278	33,938
Proceeds from sales of securities available for sale	23,216	47,784
Net increase in Federal Home Loan Bank stock	---	(1,272)
Net loans made to customers	(15,728)	(32,571)
Proceeds from sale of other real estate owned	854	---
Capital expenditures	(1,731)	(736)
Net cash used in investing activities	(7,940)	(99,560)

Cash flows from financing activities:
Net increase in deposits	27,112	56,766
Net decrease in securities sold under repurchase agreements and fed funds purchased	(3,516)	(9,451)
(Paydown of) proceeds from Federal Reserve borrowings	(20,000)	30,000
Proceeds from Federal Home Loan Bank advances	31,750	26,490
Repayments of Federal Home Loan Bank advances	(12,509)	(27,215)
Proceeds from issuance of common stock	1,941	---
Net proceeds from issuance of preferred stock and stock warrants	---	18,520
Purchase preferred stock	(18,873)	---
Purchases of treasury stock	---	(144)
Proceeds from stock option exercises, including excess tax benefits	65	142
Payments of dividends	(2,101)	(1,805)
Net cash provided by financing activities	3,869	93,303

Net increase (decrease) in cash and cash equivalents	947	(1,170)
Cash and cash equivalents at beginning of period	9,832	9,042
Cash and cash equivalents at end of period	$ 10,779	$ 7,872

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 4,920	$ 10,426
Income taxes	2,690	2,780

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ ---	$ 605

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands)
(unaudited)

	Three Months Ended
	June 30,
	2010	2009

Net income	$ 2,712	$ 2,756
Other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $1,076 and ($1,123), respectively	2,088	(2,180)
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $172 and $141 respectively	(334)	(273)
Add other-than-temporary impairment adjustment, net of tax of $83 and $154, respectively	159	300
Add non-credit portion of other-than-temporary losses, net of tax of $--- and $376, respectively	---	(731)
Net unrealized depreciation and other amounts for interest rate derivatives, net of tax of $65 and $58, respectively	(127)	(112)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $1, respectively	1	1
Total other comprehensive income (loss)	1,787	(2,995)
Total comprehensive income (loss)	$ 4,499	$ (239)

	Six Months Ended
	June 30,
	2010	2009

Net income	$ 5,763	$ 5,381
Other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $1,898 and ($512), respectively	3,685	(955)
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $461 and $281, respectively	(896)	(545)
Add other-than-temporary impairment adjustment, net of tax of $184 and $154, respectively	356	300
Add non-credit portion of other-than-temporary losses, net of tax of $18 and $376, respectively	(35)	(731)
Net unrealized depreciation and other amounts for interest rate derivatives, net of tax of $134 and $135, respectively	(260)	(261)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $1, respectively	3	3
Total other comprehensive income (loss)	2,853	(2,189)
Total comprehensive income	$ 8,616	$ 3,192

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and six months ended June 30, 2010, is not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any other interim periods.

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

For impaired available for sale debt securities that management intends to sell, or where management believes it is more-likely-than-not that the Company will be required to sell, an other-than-temporary impairment charge is recognized in earnings equal to the difference between fair value and cost or amortized cost basis of the security. The fair value of the other-than-temporarily impaired security becomes its new cost basis.

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

Securities that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the cause of the impairment; (b) the financial condition, credit rating and future prospects of the issuer; (c) whether the debtor is current on contractually obligated interest and principal payments; (d) the volatility of the securities’ fair value; (e) performance indicators of the underlying assets in the security including default rates, delinquency rates, percentage of non-performing assets, loan to collateral value ratios, third party guarantees, current levels of subordination, vintage, and geographic concentration and; (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of the receipt of all principal and interest due.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of June 30, 2010 and December 31, 2009, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

The goodwill impairment analysis is a two-step test. The first step used to identify potential impairment, involves comparing each unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is to measure the amount of impairment. At June 30, 2010, there was no indication of impairment.

At June 30, 2010 and December 31, 2009, the Company did not have any identifiable intangible assets on its consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$ 2,712	$ 2,756	$ 5,763	$ 5,381

Preferred stock dividends and accretion of discount	---	268	653	490
Net income available to common shareholders	$ 2,712	$ 2,488	$ 5,110	$ 4,891

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,776,213	2,872,559	3,766,244	2,871,251
Effect of dilutive employee stock options	51,699	52,824	52,705	47,837
Effect of dilutive warrants	4,685	---	4,490	---
Diluted	3,832,597	2,925,383	3,823,439	2,919,088

Anti-dilutive options excluded form earnings per share calculation	135,471	156,070	147,825	167,159
Anti-dilutive warrants excluded form earnings per share calculation	---	105,965	---	103,031

Per Common Share Data:
Basic earnings per share	$ 0.72	$ 0.87	$ 1.36	$ 1.70
Diluted earnings per share	$ 0.71	$ 0.85	$ 1.34	$ 1.68

Note 4: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of June 30, 2010 and December 31, 2009:

	June 30, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale:

Obligations of U.S. Government-sponsored enterprises	$ 2,095	$ 37	$ 9	$ 2,123
Mortgage-backed securities:
U.S. Government-sponsored enterprises	218,339	9,722	468	227,593
U.S. Government agencies	27,937	1,156	4	29,089
Private label	27,705	71	3,466	24,310
Obligations of states and political subdivisions thereof	62,206	1,358	3,266	60,298
Total	$338,282	$12,344	$7,213	$343,413

	December 31, 2009

Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government-sponsored enterprises	$ 2,770	$ 13	$ 227	$ 2,556
Mortgage-backed securities:
U.S. Government-sponsored enterprises	226,740	7,613	3	234,350
U.S. Government agencies	21,522	606	21	22,107
Private label	31,754	27	5,428	26,353
Obligations of states and political subdivisions thereof	63,821	1,674	3,835	61,660
Total	$346,607	$9,933	$9,514	$347,026

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of June 30, 2010. Actual maturities may differ from the final maturities noted below because borrowers or issuers may have the right to prepay or call obligations with or without prepayment or call penalties. Mortgage-backed securities are allocated among the maturity groupings based on their final maturity dates.

	June 30, 2010
Available for Sale:	Amortized Cost	Estimated Fair Value

Due in one year or less	$ 160	$ 161
Due after one year through five years	1,447	1,503
Dur after five years through ten years	16,159	16,485
Due after ten years	320,516	325,264
Total	$338,282	$343,413

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired ("OTTI").

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

Prior to the adoption of the new accounting standard, in the first quarter of 2009 the Company recorded other-than-temporary impairment losses of $1,007 related to five available for sale, non-agency residential mortgage-backed securities because the Company could no longer conclude it was probable that it would recover all of the principal and interest on these securities. This charge represented the total amount of unrealized losses on these securities at March 31, 2009 and was recorded within net securities gains in the Company’s consolidated statement of income.

For the three months ended June 30, 2010, the Company recognized total OTTI losses of $242 in the statement of income (before taxes) related to four, available for sale, private label mortgage-backed securities, three of which the Company had previously determined that these securities were other-than-temporarily impaired. In all cases the OTTI losses represented management’s best estimate of credit losses or additional credit losses on the collateral underlying these securities.

For the six months ended June 30, 2010, the Company recognized total OTTI losses of $540 in the statement of income (before taxes) related to nine, available for sale, private label mortgage-backed securities, all but one of which the Company had previously determined were other-than-temporarily impaired. In all cases the OTTI losses represented management’s best estimate of credit losses or additional credit losses on the collateral underlying these securities.

The $540 of year-to-date OTTI losses recognized in earnings represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of loans underlying each security. In estimating those cash flows the Company considered loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent prepayment rates and future prepayment rate assumptions, and other estimates of future collateral performance.

Despite some rising levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that it will recover the amortized cost basis of its private label mortgage-backed securities. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates and expectations.

The following table displays the beginning balance of OTTI related to credit losses on debt securities held by the Company at the beginning of the current reporting period for which the other than credit related portion of the OTTI was included in accumulated other comprehensive income (net of tax), as well as changes in credit losses recognized in pre-tax earnings for the quarter ended June 30, 2010.

Estimated credit losses as of April 1, 2010	$2,773
Estimated additional credit losses for securities on which OTTI has been previously recognized	242
Estimated credit losses as of June 30, 2010	$3,015

As of June 30, 2010, the total OTTI losses included in accumulated other comprehensive income amounted to $1,186 net of tax, compared with $1,808 at December 31, 2009. These OTTI losses related to thirteen private label mortgage-backed securities, with a total unamortized cost of $7,352 at June 30, 2010.

As of June 30, 2010, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at June 30, 2010. As of that date, the Company did not intend to sell nor anticipated that it would more likely than not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2010 and December 31, 2009. All securities referenced are debt securities. At June 30, 2010, and December 31, 2009, the Company did not hold any common stock or other equity securities in its securities portfolio.
June 30, 2010	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses

Description of Securities:

Obligations of U.S. Government-sponsored enterprises	$ ---	---	$ ---	$ 1,086	1	$ 9	$ 1,086	1	$ 9
Mortgage-backed securities:
U.S. Government-sponsored enterprises	14,790	3	468	21	1	---	14,811	4	468
U.S. Government agencies	177	2	---	337	9	4	514	11	4
Private label	42	1	1	17,623	46	3,465	17,665	47	3,466
Obligations of states and political subdivisions thereof	11,764	29	558	12,387	53	2,708	24,151	82	3,266
Total	$26,773	35	$1,027	$31,454	110	$6,186	$58,227	145	$7,213

December 31, 2009	Less than 12 months			12 Months or longer			Total
	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Obligations of U.S. Government-sponsored Enterprises	$ 1,543	2	$ 227	$ ---	---	$ ---	$ 1,543	2	$ 227
Mortgage-backed securities:
U.S. Government-sponsored Enterprises	954	1	2	21	1	1	975	2	3
U.S. Government agencies	2,855	2	14	843	14	7	3,698	16	21
Private label	3,346	11	1,852	18,489	45	3,576	21,835	56	5,428
Obligations of states and political subdivisions thereof	15,287	36	744	10,943	50	3,091	26,230	86	3,835
Total	$23,985	52	$2,839	$30,296	110	$6,675	$54,281	162	$9,514

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Debt obligations of U.S. Government-sponsored enterprises: As of June 30, 2010, the total unrealized losses on these securities amounted to $9, compared with $227 at December 31, 2009. All of these securities were credit rated "AAA" by the major credit rating agencies. Management’s analysis indicated that these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Company management believes that the unrealized losses at June 30, 2010 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

  Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of June 30, 2010, the total unrealized losses on these securities amounted to $468, compared with $3 at December 31, 2009. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at June 30, 2010 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

  Mortgage-backed securities issued by U.S. Government agencies: As of June 30, 2010, the total unrealized losses on these securities amounted to $4, compared with $21 at December 31, 2009. All of these securities were credit rated "AAA" by the major credit rating agencies. Management’s analysis indicates that these securities bear no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at June 30, 2010 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

  Private label mortgage-backed securities: As of June 30, 2010, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $3,466, compared with $5,428 at December 31, 2009. The Company attributes the unrealized losses at June 30, 2010 to the current market environment for non-agency mortgage-backed securities, a seriously declining housing market, significantly elevated levels of home foreclosures, risk related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label mortgage-backed securities owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at June 30, 2010.

  Obligations of states of the U.S. and political subdivisions thereof: As of June 30, 2010, the total unrealized losses on the Bank’s municipal securities amounted to $3,266, compared with $3,835 at December 31, 2009. The Bank’s municipal securities are supported by the general taxing authority of the municipality and in the cases of school districts, are supported by state aid. At June 30, 2010, all municipal bond issuers were current on contractually obligated interest and principal payments. At June 30, 2010, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies.

The Company attributes the unrealized losses at June 30, 2010, to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, driven in part by current market concerns about the prolonged economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2010.

At June 30, 2010, the Company had no intent to sell nor believed it is more likely than not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three and six months ended June 30, 2010 and 2009.
	Proceeds from Sale of Securities Available for Sale	Gains	Losses	Other Than Temporary Impairment Losses	Net
Three months ended June 30:
2010	$11,695	$ 505	$ ---	$ 242	$263
2009	$10,666	$ 414	$ ---	$ 454	$ (40)

Six months ended June 30:
2010	$23,216	$1,357	$ ---	$ 540	$817
2009	$47,784	$1,833	$ ---	$1,461	$372

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

The following table summarizes the net periodic benefit costs for the three and six months ended June 30, 2010 and 2009:

	Supplemental Executive
	Retirement Plans

Three Months Ended June 30,	2010	2009

Service cost	$ 47	$ 57
Interest cost	48	44
Amortization of actuarial loss	2	1
Net periodic benefit cost	$ 97	$102

	Supplemental Executive
	Retirement Plans

Six Months Ended June 30,	2010	2009

Service cost	$ 93	$111
Interest cost	95	89
Amortization of actuarial loss	4	4
Net periodic benefit cost	$192	$204

The Company is expected to recognize $378 of expense for the foregoing plans for the year ended December 31, 2010. The Company is expected to contribute $242 to the foregoing plans in 2010. As of June 30, 2010, the Company had contributed $99.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of June 30, 2010 and December 31, 2009:
	June 30,	December 31,
	2010	2009

Commitments to originate loans	$26,441	$42,694
Unused lines of credit	$78,011	$78,607
Un-advanced portions of construction loans	$12,663	$12,565
Standby letters of credit	$ 370	$ 372

As of June 30, 2010 and December 31, 2009, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

At June 30, 2010, the Bank had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The details are summarized as follows:

Interest Rate Floor Agreements

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 6/30/10	Fair Value 6/30/10	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$ 5	$ 96	$1,024
$10,000	11/01/10	6.50%	$ 69	$10	$140	$ 640

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

For the three and six months ended June 30, 2010, total cash flows received from counterparties amounted to $219 and $429, compared with $220 and $434 for the same periods in 2009. The cash flows received from counterparties were recorded in interest income.

At June 30, 2010, the total fair value of the interest rate floor agreements was $236 compared with $671 at December 31, 2009. The fair values of the interest rate floor agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income (loss).

The premiums paid on the interest rate floor agreements are being recognized as reductions of interest income over the duration of the agreements using the floorlet method. During the three and six months ended June 30, 2010, $21 and $41 of the premium was recognized as a reduction of interest income, respectively. At June 30, 2010, the remaining unamortized premiums totaled $15, compared with $56 at December 31, 2009. During the next twelve months, the entire amount of the premiums will be recognized as reductions of interest income, decreasing the interest income related to the hedged pool of Prime-based loans.

A summary of the hedging related balances follows:
	June 30, 2010		December 31, 2009
	Gross	Net of Tax	Gross	Net of Tax
Unrealized gain on interest rate floors	$236	$156	$671	$443
Unamortized premium on interest rate floors	(15)	(10)	(56)	(37)
Total	$221	$146	$615	$406

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of U.S. Government-sponsored enterprises	$ ---	$ 2,123	$ ---	$ 2,123
Mortgage-backed securities:
U.S. Government-sponsored enterprises		$227,593	$ ---	$227,593
U.S. Government agencies	$ ---	$ 29,089	$ ---	$ 29,089
Private label		$ 24,310	$ ---	$ 24,310
Obligations of states and political subdivisions thereof	$ ---	$ 60,298	$ ---	$ 60,298
Derivative assets		$ 236	$ ---	$ 236

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of U.S. Government-sponsored enterprises	$ ---	$ 2,556	$ ---	$ 2,556
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$ ---	$234,350	$ ---	$234,350
U.S. Government agencies	$ ---	$ 22,107	$ ---	$ 22,107
Private label	$ ---	$ 26,353	$ ---	$ 26,353
Obligations of states and political subdivisions thereof	$ ---	$ 61,660	$ ---	$ 61,660
Derivative assets	$ ---	$ 671	$ ---	$ 671

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at June 30, 2010, and December 31, 2009, follows:
	June 30, 2010		December 31, 2009

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$ 10,779	$ 10,779	$ 9,832	$ 9,832
Loans, net	676,356	680,732	661,678	663,717
Interest receivable	5,263	5,263	4,441	4,441
Securities, available for sale	338,282	343,413	346,607	347,026
Derivative instruments	236	236	671	671

Financial liabilities:
Deposits (with no stated maturity)	305,635	305,635	304,072	304,072
Time deposits	362,650	368,923	337,101	340,242
Securities sold under repurchase agreements	17,127	17,125	20,643	20,640
Borrowings	290,227	300,538	290,986	298,576
Interest payable	1,137	1,137	1,246	1,246

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and six months ended June 30, 2010 and 2009, and financial condition at June 30, 2010, and December 31, 2009, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in second quarter 2010 and 2009 interest income was $877 and $828, respectively, of tax-exempt interest income from certain investment securities and loans. For the six months ended June 30, 2010 and 2009, the amount of tax-exempt income included in interest income was $1,755 and $1,461, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $416 and $393 in the second quarter of 2010 and 2009, respectively, and $832 and $689 for the six months ended June 30, 2010 and 2009, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

EXECUTIVE OVERVIEW

Summary Results of Operations

The Company reported consolidated net income available to common shareholders of $2,712 for the quarter ended June 30, 2010, compared with $2,488 for the second quarter of 2009, representing an increase of $224, or 9.0%. The Company’s diluted earnings per share amounted to $0.71 for the second quarter of 2010, compared with $0.85 for the second quarter of 2009, representing a decline of $0.14, or 16.5%.

During the first quarter of 2010, the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") announced they would buy back an approximate $200 billion backlog of seriously delinquent mortgages contained in many residential mortgage-backed securities ("MBS") previously sold to investors, including the Bank. These cumulative repurchases were completed during the second quarter. As a result of these repurchases, prepayments on the Bank’s MBS portfolio and the related bond premium amortization were accelerated, reducing second quarter net interest income by approximately $350 and reducing net income available to common shareholders and diluted earnings per share by approximately $227 and $0.06, respectively. Because of the absence of published data, it is not possible to precisely determine how many seriously delinquent loans were contained in any given securitized mortgage pool.

The Company’s annualized return on average shareholders’ equity ("ROE") amounted to 10.76% for the quarter, compared with 12.47% in the second quarter of 2009. The decline in second quarter ROE compared with the second quarter of 2009 was principally attributed to a $12,441 or 14.0% increase in average shareholders equity, which amounted to $101,099 in the second quarter. The Company’s annualized return on average assets ("ROA") amounted to 1.01% for the quarter, compared with 1.03% in the second quarter of 2009.

For the six months ended June 30, 2010, the Company’s net income available to common shareholders amounted to $5,110, compared with $4,891 for the same period in 2009, representing an increase of $219, or 4.5%. Diluted earnings per share amounted to $1.34 for the six months ended June 30, 2010, compared with $1.68 for the same period in 2009, representing a decline of $0.34, or 20.2%.

As previously reported, during the first quarter of 2010 the Company redeemed all 18,751 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock"), sold to the U.S. Department of the Treasury (the "Treasury") in the first quarter of 2009 as part of the Capital Purchase Program established by the Treasury under the Emergency Economic Stabilization Act of 2008. The Preferred Stock repurchased by the Company had a current carrying value of $18,255, net of $496 unaccreted discount. As a result of the repurchase, the Company accelerated the accretion of the discount and recorded a total reduction in shareholders’ equity of $18,751, reducing first quarter net income available to common shareholders and diluted earnings per common share by $496 and $0.13, respectively.

The declines in second quarter and year-to-date 2010 diluted earnings per share largely reflect the Company’s previously reported issuance of 882,021 shares of its common stock, the proceeds from which were primarily used to repurchase all of the shares of Preferred Stock held by the Treasury.

For the six months ended June 30, 2010, the Company’s ROE amounted to 11.01%, compared with 12.71% for the same period in 2009. The Company’s ROA amounted to 1.09%, compared with 1.04% for the six months ended June 30, 2009.

  Net Interest Income: For the three months ended June 30, 2010, net interest income on a tax-equivalent basis amounted to $8,211, representing a decline of $1,025 or 11.1% compared with the second quarter of 2009. The decline in net interest income was principally attributed to a 38 basis point decline in the Bank’s tax-equivalent net interest margin, combined with a $7,136 decline in average earning assets compared with the second quarter of 2009.

The Bank’s net interest margin amounted to 3.17% for the second quarter 2010, representing a decline of 37 basis points compared with the second quarter of 2009. The decline in the net interest margin from the second quarter of 2009 was largely attributed to earning asset yields, which declined 38 basis points more than the cost of interest bearing liabilities, in part reflecting a moderate shift from short-term funding to higher cost long-term funding on the Bank’s balance sheet. Considering the current near-zero percent short-term funding rates and the shape of the U.S. Treasury yield curve, the Bank’s interest rate risk management strategy has been focused on protecting net interest income over a long-term horizon, particularly in a rising interest rate environment. While this strategy pressures earnings in the near term, Company management believes the long term-risks associated with funding the balance sheet short far outweigh the short-term rewards. Factors contributing to the decline in earning asset yields included the ongoing re-pricing of certain loans and the replacement of high-yielding securities cash flows during a period of historically low market yields.

The Bank’s second quarter net interest income and net interest margin were also negatively impacted by the accelerated MBS security premium amortization related to the aforementioned cumulative repurchases of seriously delinquent mortgage loans by FNMA and FHLMC, which reduced net interest income by approximately $350 and the net interest margin by approximately 14 basis points.

For the six months ended June 30, 2010, net interest income on a tax-equivalent basis amounted to $16,685, representing a decline of $787, or 4.5%, compared with the same period in 2009. The decline in net interest income was principally attributed to the Bank’s tax-equivalent net interest margin, which amounted to 3.26% for the six months ended June 30, 2010, representing a decline of 23 basis points compared with the same period in 2009. The decline in the net interest margin was largely attributed to earning asset yields, which declined 23 basis points more than the cost of interest bearing liabilities, in part reflecting a historically low interest rate environment and a moderate shift from short-term funding to long term funding.

The Bank’s year-to-date net interest income and net interest margin were also negatively impacted by the accelerated MBS security premium amortization related to aforementioned FNMA and FHLMC repurchases, which reduced net interest income by approximately $420 and the net interest margin by approximately 8 basis points.

  Non-interest Income: For the three months ended June 30, 2010, total non-interest income amounted to $1,795, representing an increase of $426 or 31.1%, compared with the second quarter of 2009.

Total securities gains, net of other-than-temporary impairment losses, amounted to $263 in the second quarter, compared with a net loss of $40 in the second quarter of 2009, representing an increase of $303. The $263 in net securities gains were comprised of realized gains on the sale of securities amounting to $505, largely offset by other-than-temporary impairment losses of $242 on certain available for sale, non-agency residential mortgage-backed securities.

Trust and other financial services fees amounted to $696 in the second quarter, representing an increase of $108 or 18.4% compared with the second quarter of 2009. Assets under management at June 30, 2010, stood at $267,980, representing an increase of $26,117 or 10.8 % compared with June 30, 2009.

For the six months ended June 30, 2010, total non-interest income amounted to $3,705, representing an increase of $732 or 24.6% compared with the same period in 2009.

Total securities gains, net of other-than-temporary impairment losses, amounted to $817 for the six months ended June 30, 2010, compared with $372 for the same period in 2009, representing an increase of $445. The $817 in net securities gains were comprised of realized gains on the sale of securities amounting to $1,357, partially offset by other-than-temporary impairment losses of $540 on certain available for sale, non-agency residential mortgage backed securities.

For the six months ended June 30, 2010, credit and debit card service charges and fees amounted to $526, representing an increase of $98 or 22.9% compared with the same period in 2009. This increase was principally attributed to continued growth of the Bank’s demand deposits and NOW accounts, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Trust and other financial services fees amounted to $1,336 for the six months ended June 30, 2010, representing an increase of $176, or 15.2%, compared with the same period in 2009.

  Non-interest Expense: For the three months ended June 30, 2010, total non-interest expense amounted to $5,392, representing a decline of $160, or 2.9%, compared with the second quarter of 2009.

FDIC deposit insurance assessments amounted to $266 for the quarter, representing a decline of $322 or 54.8% compared with the second quarter of 2009. This decline was principally attributed to a $495 emergency special FDIC assessment recorded in the second quarter of 2009. The special assessment was levied on all FDIC insured financial institutions.

For the six months ended June 30, 2010, total non-interest expense amounted to $10,597, representing a decline of $119, or 1.1%, compared with the same period in 2009.

FDIC deposit insurance assessments amounted to $530 for the six months ended June 30, 2010, representing a decline of $151 or 22.2% compared with the same period in 2009. This decline was principally attributed to the aforementioned special FDIC assessment recorded in the second quarter of 2009. In addition, deposit insurance premiums for all FDIC insured banks have increased as a result of the FDIC’s plan to reestablish the Deposit Insurance Fund to levels required by the Federal Deposit Reform Act of 2005.

The decline in non-interest expense for the six months ended June 30, 2010 was also attributed to a $181 write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired recorded during the first half of 2009. These investment funds, which generally qualify for Community Reinvestment Act credit, represent socially responsible venture capital investments in small businesses throughout Maine and New England. These write-downs principally reflected the impact current economic conditions have had on these funds.

For the six months ended June 30, 2010, salaries and employee benefits expense amounted to $5,862, representing an increase of $425, or 7.8%, compared with the same period in 2009. The increase in salaries and employee benefits was principally attributed to increases in employee health insurance premiums, normal increases in base salaries, as well as changes in staffing levels and mix. The foregoing increases were partially offset by $135 of employee health insurance credits attained in the first quarter and an additional $135 in the second quarter of 2010, based on favorable claims experience.

  Efficiency Ratio: The Company’s efficiency ratio, or non-interest operating expenses divided by the sum of tax-equivalent net interest income and non-interest income other than net securities gains and other-than-temporary impairments, measures the relationship of operating expenses to revenues. For the three and six months ended June 30, 2010, the Company’s efficiency ratios amounted to 55.3% and 54.0%, compared with 52.0% and 53.2% for the same periods in 2009, respectively.

  Income Taxes: For the three and six months ended June 30, 2010, total income taxes amounted to $936 and $2,148, representing declines of $133 and $11, or 12.4% and 0.5% compared with the same periods in 2009, respectively. The Company’s effective tax rates amounted to 25.7% and 27.2% for the three and six months ended June 30, 2010, compared with 27.9% and 28.6% for the same periods in 2009, respectively. The fluctuation in the Company’s effective tax rates was generally attributed to changes in the level of non-taxable income in relation to taxable income.

Summary Financial Condition

At June 30, 2010 the Company’s total assets stood at $1,084,547, representing an increase of $12,166, or 1.1%, compared with December 31, 2009.

  Loans: Total loans ended the second quarter at $684,826, representing an increase of $15,334, or 2.3%, compared with December 31, 2009. Loan growth was led by commercial loans, which were up $12,929, or 3.5%, compared with December 31, 2009.

Consumer loans, which principally consist of residential real estate mortgage loans and home equity loans, increased $1,428 or 0.5% compared with December 31, 2009. This increase was principally attributed to home equity loans, which were up $2,709 or 4.9% compared with December 31, 2009.

Residential mortgage loan activity slowed during the first half of 2010, largely reflecting current economic conditions and uncertainties with respect to further real estate market declines in the communities served by the Bank, and to a lesser extent the expiration of the first time home buyers tax credit. The Bank’s residential real estate mortgage portfolio posted a decline of $1,217, or 0.5%, compared with December 31, 2009. Loans originated and closed during the six months ended June 30, 2010, were more than offset by cash flows and principal pay-downs from the residential mortgage loan portfolio.

  Credit Quality: The Bank’s non-performing loans declined $1,270 or 12.9% during the second quarter. At June 30, 2010, total non-performing loans amounted to $8,539, representing a decline of $637 or 6.9%, compared with December 31, 2009. At June 30, 2010, total non-performing loans represented 1.25% of total loans, representing a decline of twelve basis points compared with December 31, 2009.

During the six months ended June 30, 2010, the Bank enjoyed a relatively low level of loan loss experience. Total net loan charge-offs amounted to $394 thousand, or annualized net charge-offs to average loans outstanding of 0.12%, compared with $224 thousand, or annualized net charge-offs to average loans outstanding of 0.07%, during the first half of 2009.

For the three and six months ended June 30, 2010, the Bank recorded provisions for loan losses of $550 thousand and $1.1 million, representing declines of $285 thousand and $450 thousand, compared with the same periods in 2009, respectively. The provisions recorded during the first six months of 2010 were higher than historical norms, largely reflecting a continuance in the overall level of credit deterioration, but aided by relatively low levels of net loan charge-offs and relatively flat loan portfolio growth during the first half of 2010.

The Bank maintains an allowance for loan losses (the "allowance") which is available to absorb probable losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses. At June 30, 2010, the allowance stood at $8,470, representing an increase of $656 or 8.4% compared with December 31, 2009. The allowance expressed as a percentage of total loans stood at 1.24% at quarter end, up from 1.17% at December 31, 2009. The increase in the allowance was principally attribeted to continued credit detrioration in the Bank's loan portfolio, including an increase in potential problem loans. Company management believes this is reflective of depressed economic conditions, including elevated unemployment levels and declining real estate values in the markets served by the Bank.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and alaysis regarding non-performing loans, potential problem loans and the allowance.

  Securities: Total securities ended the second quarter at $343,413, representing a decline of $3,613, or 1.0%, compared with December 31, 2009. The decline in the securities portfolio was principally attributed to pay-downs on MBS, the cash flows from which were not fully reinvested, largely due to prevailing market yields and interest rate risk considerations. Securities purchased during the first six months of 2010 principally consisted of MBS issued by U.S. Government agencies and sponsored enterprises.

For the quarter ended June 30, 2010, total average securities amounted to $339,521, representing a decline of $29,763 or 8.1%, compared with the second quarter of 2009. Since the second quarter of 2009, the Bank de-leveraged a portion of the securities portfolio in consideration of historically low market yields and the corresponding interest rate risk should interest rates begin to rise. While this action inhibited the growth of the Bank’s net interest income in the near term, Company management believed the long-term risks outweighed the short-term rewards.

  Deposits: Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in summer and autumn. The timing and extent of seasonal swings have varied from year to year, particularly with respect to demand deposits and NOW accounts.

Total deposits ended the second quarter at $668,285, representing an increase of $27,112, or 4.2%, compared with December 31, 2009. Total retail deposits ended the second quarter at $565,227, up $16,044 or 2.9% compared with December 31, 2009. Retail deposit growth was principally attributed to time deposits and savings and money market accounts, with demand deposits and NOW accounts posting a combined seasonal decline of $5,076 or 3.8%

Brokered deposits obtained from the national market ended the second quarter at $103,058, representing an increase of $11,068, or 12.0%, compared with December 31, 2009. Brokered deposits are generally utilized to help support the Bank’s earning asset growth, while maintaining its strong, on-balance sheet liquidity position via secured borrowing lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank. During the first half of 2010, the Bank shifted a portion of its short-term collateralized borrowings to long-term brokered deposits in favor of historically low rates of interest and a stronger on-balance sheet liquidity position.

  Borrowings: Total borrowings ended the second quarter at $307,354, representing a decline of $4,275, or 1.4%, compared with December 31, 2009. The decline in borrowings was principally attributed to the decline in the securities portfolio, combined with the aforementioned funding shift to brokered deposits at historically low interest rates.

  Capital: As previously reported, in the first quarter of 2010 the Company redeemed all 18,751 shares of its Preferred Stock sold to the Treasury, consisting of $18,751 in principal. Following the redemption of the Preferred Stock, the Company and the Bank continued to exceed regulatory requirements for "well-capitalized" institutions. Under the capital adequacy guidelines administered by the Bank’s principal regulators, "well-capitalized" institutions are those with Tier I leverage, Tier I Risk-based, and Total Risk-based ratios of at least 5%, 6% and 10%, respectively. At June 30, 2010, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios were 9.01%, 13.33% and 15.19%.

At June 30, 2010, the Company’s tangible common equity ratio stood at 9.25%, up from 8.60% at December 31, 2009.

  Shareholder Dividends: The Company paid regular cash dividends of $0.26 per share of common stock in the second quarter of 2010, unchanged compared with the same quarter in 2009. The Company’s Board of Directors recently declared a third quarter 2010 regular cash dividend of $0.26 per share of common stock.

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

Total Net Interest Income: For the three months ended June 30, 2010, net interest income on a tax equivalent basis amounted to $8,211, compared with $9,236 in the second quarter of 2009, representing a decline of $1,025, or 11.1%. As more fully discussed below, the decline in second quarter 2010 tax-equivalent net interest income compared with the second quarter of 2009 was principally attributed to a 37 basis point decline in the Bank’s net interest margin and, to a lesser extent, a $7,136 or 0.7% decline in average earning assets.

For the six months ended June 30, 2010, net interest income on a tax-equivalent basis amounted to $16,685, compared with $17,472 for the same period in 2009, representing a decline of $787, or 4.5%. As more fully discussed below, the decline tax-equivalent net interest income was principally attributed to a 23 basis point decline in the Bank’s net interest margin, partially offset by a $22,206 or 2.2% increase in average earning assets compared with the six months ended June 30, 2009.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and six months ended June 30, 2010 and 2009, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
JUNE 30, 2010 AND 2009
	2010			2009
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 682,107	$ 8,850	5.20%	$ 659,645	$ 8,806	5.35%
Taxable securities (2)	278,762	3,025	4.35%	310,553	4,537	5.86%
Non-taxable securities (2,3)	60,759	1,146	7.57%	58,731	1,115	7.61%
Total securities	339,521	4,171	4.93%	369,284	5,652	6.14%
Federal Home Loan Bank stock	16,068	---	0.00%	15,898	---	0.00%
Fed funds sold, money market funds, and time
deposits with other banks	372	---	0.00%	377	---	0.00%

Total Earning Assets	1,038,068	13,021	5.03%	1,045,204	14,458	5.55%

Non-Interest Earning Assets:
Cash and due from banks	7,484			8,091
Allowance for loan losses	(8,377)			(6,219)
Other assets (2)	38,360			28,298
Total Assets	$1,075,535			$1,075,374

Interest Bearing Liabilities:
Deposits	$ 629,945	$ 2,473	1.57%	$ 575,147	$ 2,636	1.84%
Borrowings	289,746	2,337	3.24%	358,069	2,586	2.90%
Total Interest Bearing Liabilities	919,691	4,810	2.10%	933,216	5,222	2.24%
Rate Spread			2.93%			3.31%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	49,661			48,342
Other liabilities	5,084			5,158
Total Liabilities	974,436			986,716
Shareholders' equity	101,099			88,658
Total Liabilities and Shareholders' Equity	$1,075,535			$1,075,374
Net interest income and net interest margin (3)		8,211	3.17%		9,236	3.54%
Less: Tax Equivalent adjustment		(416)			(393)
Net Interest Income		$ 7,795	3.01%		$ 8,843	3.39%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
SIX MONTHS ENDED
JUNE 30, 2010 AND 2009
	2010			2009
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$ 675,889	$17,464	5.21%	$ 649,013	$17,562	5.46%
Taxable securities (2)	278,985	6,623	4.79%	293,303	8,605	5.92%
Non-taxable securities (2,3)	61,756	2,304	7.52%	52,275	1,949	7.52%
Total securities	340,741	8,927	5.28%	345,578	10,554	6.16%
Federal Home Loan Bank stock	16,068	---	0.00%	15,492	---	0.00%
Fed funds sold, money market funds, and time
deposits with other banks	213	---	0.00%	622	2	0.65%

Total Earning Assets	1,032,911	26,391	5.15%	1,010,705	28,118	5.61%

Non-Interest Earning Assets:
Cash and due from banks	7,766			8,059
Allowance for loan losses	(8,268)			(5,919)
Other assets (2)	37,664			27,302
Total Assets	$1,070,073			$1,040,147

Interest Bearing Liabilities:
Deposits	$ 620,746	$ 4,951	1.61%	$ 549,056	$ 5,436	2.00%
Borrowings	288,161	4,755	3.33%	352,408	5,210	2.98%
Total Interest Bearing Liabilities	908,907	9,706	2.15%	901,464	10,646	2.38%
Rate Spread			3.00%			3.23%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	50,379			48,260
Other liabilities	5,200			5,061
Total Liabilities	964,486			954,785
Shareholders' equity	105,587			85,362
Total Liabilities and Shareholders' Equity	$1,070,073			$1,040,147
Net interest income and net interest margin (3)		16,685	3.26%		17,472	3.49%
Less: Tax Equivalent adjustment		(832)			(689)
Net Interest Income		$15,853	3.10%		$16,783	3.35%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
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

For the three months ended June 30, 2010, the tax equivalent net interest margin amounted to 3.17%, compared with 3.54% in the second quarter of 2009, representing a decline of 37 basis points. The decline in the net interest margin from the second quarter of 2009 was largely attributed earning asset yields, which declined 38 basis points more than the cost of interest bearing liabilities, in part reflecting the historically low interest rate environment and a moderate shift from short-term funding to higher cost, long-term funding on the Bank’s balance sheet. Considering the current near zero percent short-term funding rates and the shape of the U.S. Treasury yield curve, the Bank’s interest rate risk management strategy has been focused on protecting net interest income over a long-term horizon, particularly in a rising interest rate environment. While this strategy pressures earnings in the near term, Company management believes the long term-risks associated with funding the balance sheet short outweigh the short-term rewards.

During the first quarter of 2010 the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and the Federal National Mortgage Association ("FNMA" or "Fannie Mae") announced they would buy back an approximate $200 billion backlog of seriously delinquent mortgages contained in certain residential MBS previously sold to investors, including the Company. These cumulative repurchases were completed during the three months ended June 30, 2010. The Bank’s second quarter net interest margin and net interest income were negatively impacted by the accelerated MBS premium amortization related to the aforementioned repurchases by Fannie Mae and Freddie Mac, which reduced the net interest margin by approximately 14 basis points and net interest income by approximately $350. Because of the absence of published data, it is not possible to precisely determine how many seriously delinquent loans were contained in any given securitized mortgage pool.

During the default wave of 2007-present, Fannie Mae and Freddie Mac had not been routinely buying back mortgage loans out of securitized pools when they became seriously delinquent. Instead, these government-sponsored enterprises continued to advance principal and interest on the loans, buying them back at the earlier of the date when (1) a loan is modified, (2) a loan proceeds through foreclosure, (3) the loan reaches the maximum delinquency allowed under the pool prospectus (typically 24 months), or (4) they arbitrarily decide to buy it back sometime after passing 120 days delinquent. Given the size of the backlog of seriously delinquent loans, it became apparent that Fannie Mae and Freddie Mac had not been electing to repurchase most seriously delinquent loans out timely since 2007. In effect, these government sponsored enterprises incurred a cost of funds equal to the mortgage pool coupons, but may have managed to defer some loss recognition. Going forward, while Fannie Mae and Freddie Mac have avoided setting specific guidelines for future purchases, given the funding now available from the U.S. Treasury and new accounting requirements to bring their off-balance sheet mortgage guarantees on the balance sheet, it appears likely that both will be quicker to repurchase loans when they become 120 days delinquent. As a result, repurchases of delinquent loans will likely be steadier, preventing the kind of backlog that had accumulated and the highly abnormal bond premium amortization experienced by investors during the six months ended June 30, 2010, including the Company.

For the six months ended June 30, 2010, the tax equivalent net interest margin amounted to 3.26%, compared with 3.49% for the same period in 2009, representing a decline of 23 basis points. The decline in the net interest margin from the first half of 2009 was largely attributed to earning asset yields, which declined 23 basis points more than the cost of interest bearing liabilities, in part reflecting the historically low interest rate environment and the previously discussed moderate shift from short-term funding to higher cost, long-term funding on the Bank’s balance sheet. The Bank’s year-to-date net interest margin and net interest income were also negatively impacted by the previously discussed accelerated MBS premium amortization related to the Fannie Mae and Freddie Mac repurchases, which during the six months ended June 30, 2010 reduced the net interest margin by approximately 8 basis points and net interest income by approximately $420.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2010		2009				2008
Quarter:	2	1	4	3	2	1	4	3
Interest Earning Assets:
Loans (1,3)	5.20%	5.22%	5.16%	5.27%	5.35%	5.56%	5.93%	6.09%
Taxable securities (2)	4.35%	5.23%	5.31%	5.64%	5.86%	5.98%	5.81%	5.89%
Non-taxable securities (2,3)	7.57%	7.48%	7.53%	7.13%	7.61%	7.39%	7.02%	6.88%
Total securities	4.93%	5.64%	5.70%	5.90%	6.14%	6.18%	5.97%	6.02%
Federal Home Loan Bank stock	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	2.46%	3.00%
Fed Funds sold, money market funds, and time
deposits with other banks	0.00%	0.00%	0.00%	1.33%	0.00%	0.93%	2.16%	3.13%
Total Earning Assets	5.03%	5.28%	5.26%	5.40%	5.55%	5.68%	5.88%	6.02%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	1.57%	1.64%	1.73%	1.79%	1.84%	2.17%	2.62%	2.72%
Borrowings	3.24%	3.42%	3.34%	3.19%	2.90%	3.07%	3.67%	3.92%
Total Interest Bearing Liabilities	2.10%	2.21%	2.27%	2.29%	2.24%	2.53%	3.00%	3.14%

Rate Spread	2.93%	3.07%	2.99%	3.11%	3.31%	3.15%	2.88%	2.88%

Net Interest Margin (3)	3.17%	3.34%	3.27%	3.38%	3.54%	3.42%	3.21%	3.22%

Net Interest Margin without Tax Equivalent Adjustments	3.01%	3.18%	3.10%	3.23%	3.39%	3.30%	3.10%	3.12%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3) For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

The weighted average cost of interest bearing liabilities amounted to 2.10% in the second quarter of 2010, compared with 2.24% in the second quarter of 2009, representing a decline of 14 basis points. However, the weighted average yield on average earning assets amounted to 5.03% in the second quarter of 2010, compared with 5.55% in the second quarter of 2009, representing a decline of 52 basis points. In short, since the second quarter of 2009 the decline in the Bank’s weighted average yield on its earning asset portfolios exceeded the decline in the weighted average cost of interest bearing liabilities by 38 basis points.

For the six months ended June 30, 2010, the weighted average cost of interest bearing liabilities amounted to 2.15%, compared with 2.38% for the same period in 2009, representing a decline of 23 basis points. However, the weighted average yield on average earning assets amounted to 5.15% compared with 5.61% during the six months ended June 30, 2009, representing a decline of 46 basis points. Comparing the first six months of 2010 with the same period in 2009, the decline in the Bank’s weighted average yield on its earning asset portfolios exceeded the decline in the weighted average cost of interest bearing liabilities by 23 basis points.

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

Interest and Dividend Income: For the three months ended June 30, 2010, total interest and dividend income on a tax-equivalent basis amounted to $13,021, compared with $14,458 in the second quarter of 2009, representing a decline of $1,437, or 9.9%. The decline in interest and dividend income was principally attributed to a 52 basis point decline in the weighted average earning asset yield and, to a lesser extent, a $7,136 or 0.7% decline in average earning assets. Factors contributing to the decline in the weighted average earning asset yield included the aforementioned impact of the cumulative buyback of loans contained in certain MBS amounting to approximately $350, and the ongoing re-pricing of certain loans and replacement of high yielding securities cash flows during a period of historically low market yields.

For the quarter ended June 30, 2010, interest income from the loan portfolio amounted to $8,850, representing a slight increase of $44, compared with the second quarter of 2009. While the weighted average yield on the loan portfolio declined 15 basis points to 5.20%, the impact of this decline was essentially offset by average loan portfolio growth of $22,462, or 3.4%.

For the quarter ended June 30, 2010, interest income from the Bank’s securities portfolio amounted to $4,171, representing a decline of $1,481, or 26.2%, compared with the second quarter of 2009. The decline in securities interest income was principally attributed to a $29,763 or 8.1% decline in average securities, compared with the second quarter of 2009. Since the second quarter of 2009, the Bank de-leveraged a portion of the securities portfolio in consideration of historically low market yields and the corresponding interest rate risk should market yields and interest rates begin to rise. The decline in interest income from securities was also attributed to a 121 basis point decline in the weighted average portfolio yield to 4.93%, principally reflecting a 60 basis point negative impact associated with the previously discussed cumulative buyback of loans contained in certain MBS. The decline securities portfolio yield since the second quarter of 2009 also reflects the replacement of high yielding securities cash flows from the portfolio during a period of historically low market yields.

As depicted on the rate/volume analysis table below, comparing the three months ended June 30, 2010 with the same quarter in 2009, the decreased volume of total average earning assets on the balance sheet contributed $126 to the decline in total tax-equivalent interest income, while the impact of the lower weighted average earning asset yield contributed $1,311 to the decline in total tax-equivalent interest income.

For the six months ended June 30, 2010, total interest and dividend income on a tax-equivalent basis amounted to $26,391, compared with $28,118 for the same period in 2009, representing a decline of $1,727, or 6.1%. The decline in interest and dividend income was principally attributed to a 46 basis point decline in the weighted average earning asset yield, partially offset by average earning asset growth of $22,206, compared with the first six months of 2009. Factors contributing to the decline in the weighted average earning asset yield included the aforementioned impact of the cumulative buyback of loans contained in certain MBS, and the ongoing re-pricing of certain loans and replacement of securities cash flows during a period of historically low market yields.

For the six months ended June 30, 2010, interest income from the loan portfolio amounted to $17,464, representing a slight increase of $98, compared with the same period in 2009. While the weighted average yield on the loan portfolio declined 25 basis points to 5.21%, the impact of this decline was essentially offset by average loan portfolio growth of $26,876, or 4.1%.

For the six months ended June 30, 2010, interest income from the Bank’s securities portfolio amounted to $8,927, representing a decline of $1,627, or 15.4%, compared with the same period in 2009. The decline in interest income from securities was principally attributed to an 88 basis point decline in the weighted average portfolio yield to 5.28%, principally reflecting a 25 basis point negative impact associated with the previously discussed cumulative buyback of loans contained in certain MBS, combined with the replacement of high yielding securities cash flows from the portfolio during a period of historically low market yields. To a lesser extent, the decline in interest income from securities also reflects a $4,837 or 1.4% decline in average securities compared with the first six months of 2009.

For the six months ended June 30, 2010, the Bank did not record any Federal Home Loan Bank ("FHLB") stock dividends, unchanged compared with the first quarter of 2009. In the first quarter of 2009, the FHLB of Boston advised its members that it is focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments were suspended for all of 2009, and it is unlikely that dividends will be paid in 2010. For the six months ended June 30, 2010, the average balance of FHLB stock on the Bank’s balance sheet amounted to $16,068.

As depicted on the rate/volume analysis table, comparing the six months ended June 30, 2010, with the same period in 2009, to the impact of the lower weighted average earning asset yield contributed $2,390 to the decline in total tax-equivalent interest income, offset in part by a positive $663 attributed to the increased volume of total average earning assets on the Bank’s balance sheet.

Interest Expense: For the three months ended June 30, 2010, total interest expense amounted to $4,810, compared with $5,222 in the second quarter of 2009, representing a decline of $412, or 7.9%. The decline in interest expense was attributed to a 14 basis point decline in the weighted average cost of interest bearing liabilities, combined with a $13,525 decline in total average interest bearing liabilities. The decline in the average cost of interest bearing funds was principally attributed to prevailing, historically low short-term and long-term market interest rates since the first quarter of 2009, with maturing time deposits being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment.

For the three months ended June 30, 2010, the total weighted average cost of interest bearing liabilities amounted to 2.10%, compared with 2.24% for the same quarter in 2009, representing a decline of 14 basis points. The weighted average cost of interest bearing deposits declined 27 basis points to 1.57%, compared with the first quarter of 2009. The weighted average cost of borrowed funds increased 34 basis points to 3.24%, principally reflecting the addition of long-term borrowings to the Bank’s balance sheet, which meaningfully improved the Bank’s interest rate risk profile in a rising rate environment.

As depicted on the rate/volume analysis table, comparing the three months ended June 30, 2010, with the same quarter in 2009, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $169 to the decline in interest expense, while the impact of the decreased volume of average interest bearing liabilities contributed $243.

For the six months ended June 30, 2010, total interest expense amounted to $9,706, compared with $10,646 for the same period in 2009, representing a decline of $940, or 8.8%. The decline in interest expense was attributed to a 23 basis point decline in the weighted average cost of interest bearing liabilities, partially offset by a $7,443 or 0.8% increase in total average interest bearing liabilities.

The decline in the average cost of interest bearing liabilities was principally attributed to prevailing, historically low short-term and long-term market interest rates since the first half of 2009. The total weighted average cost of interest bearing liabilities amounted to 2.15%, compared with 2.38% for the same period in 2009, representing a decline of 23 basis points. The weighted average cost of interest bearing deposits declined 39 basis points to 1.61%, while the weighted average cost of borrowed funds increased 35 basis points to 3.33%, principally reflecting the addition of long-term borrowings to the Bank’s balance sheet.

As depicted on the rate/volume analysis table below, comparing the six months ended June 30, 2010, with the same period in 2009, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $700 to the decline in interest expense, while the impact of the volume of average interest bearing liabilities contributed $240.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2010 VERSUS JUNE 30, 2009
INCREASES (DECREASES) DUE TO:
	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$ 299	$ (255)	$ 44
Taxable securities (2)	(464)	(1,048)	(1,512)
Non-taxable securities (2,3)	39	(8)	31

TOTAL EARNING ASSETS	$(126)	$(1,311)	$(1,437)

Interest bearing deposits	252	(415)	(163)
Borrowings	(495)	246	(249)
TOTAL INTEREST BEARING LIABILITIES	$(243)	$ (169)	$ (412)

NET CHANGE IN NET INTEREST INCOME	$ 117	$(1,142)	$(1,025)

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2010 VERSUS JUNE 30, 2009
INCREASES (DECREASES) DUE TO:
	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$ 731	$ (829)	$ (98)
Taxable securities (2)	(420)	(1,562)	(1,982)
Non-taxable securities (2,3)	353	2	355
Fed funds sold, money market funds, and time
deposits with other banks	(1)	(1)	(2)

TOTAL EARNING ASSETS	$ 663	$(2,390)	$(1,727)

Interest bearing deposits	713	(1,198)	(485)
Borrowings	(953)	498	(455)
TOTAL INTEREST BEARING LIABILITIES	$(240)	$ (700)	$ (940)

NET CHANGE IN NET INTEREST INCOME	$ 903	$(1,690)	$ (787)

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
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

The Bank’s non-performing loans declined $1,270 or 12.9% during the second quarter. At June 30, 2010, total non-performing loans amounted to $8,539, or 1.25% of total loans, compared with $9,176, or 1.37% at December 31, 2009. The Bank’s allowance for loan losses expressed as a percentage of non-performing loans stood at 99.2% at June 30, 2010, compared with 85.2% at December 31, 2009.

For the six months ended June 30, 2010, total net loan charge-offs amounted to $394, representing an increase of $170 compared with the same period in 2009. For the six months ended June 30, 2010, annualized net charge-offs to average loans outstanding amounted to 0.12%, compared with 0.07% for the same period in 2009.

For the three and six months ended June 30, 2010, the provision for loan losses (the "provision") amounted to $550 and $1,050, compared with $835 and $1,500 for the same periods in 2009, representing declines of $285 and $450, or 34.1% and 30.0%, respectively. Despite the year-over-year declines in the provision, the amounts recorded during the first six months of 2010 were higher than historical norms, largely reflecting a continuance in the overall level of credit deterioration, but aided by relatively low levels of net loan charge-offs and relatively flat loan portfolio growth during the first half of 2010.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the three months ended June 30, 2010, total non-interest income amounted to $1,795, compared with $1,369 for the same quarter in 2009, representing an increase of $426 or 31.1%.

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

For the three months ended June 30, 2010, income from trust and other financial services amounted to $696, compared with $588 for the same quarter in 2009, representing an increase of $108, or 18.4%. For the six months ended June 30, 2010 income from trust and other financial services amounted to $1,336, compared with $1,160 for the same period in 2009, representing an increase of $176, or 15.2%

Reflecting some recovery in the equity markets and additional new business, assets under management ended the second quarter at $267,980, compared with $241,863 at June 30, 2009, representing an increase of $26,117, or 10.8%.

Service Charges on Deposits: This income is principally derived from deposit account overdraft fees, monthly deposit account maintenance and activity fees, and a variety of other deposit account related fees.

For the three months ended June 30, 2010, income from service charges on deposit accounts amounted to $372, compared with $360 for the same quarter in 2009, representing an increase of $12 or 3.3%. For the six months ended June 30, 2010, income from service charges on deposits amounted to $686, compared with $669 for the same period in 2009, representing an increase of 2.5%.

The increase in service charges on deposit accounts was principally attributed to an increase in deposit account overdraft fees, despite the fact that the Bank has not increased its deposit account fee amounts charged to customers since early 2007.

On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions of the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, restrict the ability of a bank to offer overdraft protection to deposit customers without their consent and to derive fees from overdraft programs. Bank management believes these amendments will not have a material adverse impact on the Company’s financial condition or results of operations.

Mortgage Banking Activities: This income is principally derived from gains on sales of residential mortgage loans into the secondary market and ongoing retained mortgage loan servicing fees.

For the three and six months ended June 30, 2010, income from mortgage banking activities amounted to $44 and $69, representing declines of $26 and $4, or 37.1% and 5.5% compared with the same periods in 2009, respectively. During the first half of 2010, substantially all residential mortgage loan originations were held in the Bank’s loan portfolio, whereas during the same period in 2009 certain residential Mortgage loan originations were sold into the secondary market with customer servicing retained.

Credit and Debit Card Service Charges and Fees: This income is principally derived from the Bank’s Visa debit card product, merchant credit card processing fees and fees associated with Visa credit cards.

For the three months ended June 30, 2010, credit and debit card service charges and fees amounted to $274, compared with $252 in the second quarter of 2009, representing an increase of $22, or 8.7%. For the six months ended June 30, 2010, credit and debit card service charges and fees amounted to $526, compared with $428 for the same period in 2009, representing an increase of $98, or 22.9%.

The increases in credit and debit card service charges and fees were principally attributed to continued growth of the Bank’s demand deposits and NOW accounts, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three months ended June 30, 2010, total net securities gains amounted to $505, compared with $414 in the second quarter of 2009, representing an increase of $91, or 22.0%. The total securities gains recorded in the second quarter of 2010 and 2009 were comprised entirely of realized gains on the sale of securities.

For the six months ended June 30, 2010, total securities gains amounted to $1,357 compared with $826 for the same period in 2009, representing an increase of $531, or 64.3%. The total net securities gains recorded during the six months ended June 30, 2010 were comprised entirely of realized gains on the sale of securities. The total net securities gains recorded during the six months ended June 30, 2009, were comprised of realized gains on the sale of securities amounting to $1,833, largely offset by $1,007 in other-than-temporary impairment ("OTTI") losses.

In the first quarter of 2009 the Company recorded $1,007 of OTTI losses as a component of net securities gains (losses). The Company concluded that unrealized losses on certain available for sale, private label mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude it was probable it would recover all of the principal and interest on these securities. Because these securities were being carried at fair value, estimated losses on these securities, net of tax, were previously recorded in unrealized losses on securities available for sale within accumulated other comprehensive loss, a component of total shareholders equity on the Company’s consolidated balance sheet. This OTTI was recorded prior to the Company’s adoption of a new accounting standard, which became effective April 1, 2009.

For further information about securities gains and losses and other-than-temporary impairment losses recorded during the three and six months ended June 30, 2010 and 2009, refer to Notes 2 and 4 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

Net Other-than-temporary Impairment Losses Recognized in Earnings: For the three months ended June 30, 2010, net OTTI losses recognized in earnings amounted to $242, compared with $454 in the second quarter of 2009, representing a decline of $212, or 46.7%. The OTTI losses recorded in the second quarter of 2010 related to four, available for sale, private label mortgage-backed securities, three of which the Company had previously determined to be other-than-temporarily impaired. In all cases the OTTI losses represented management’s best estimate of credit losses or additional credit losses on the collateral underlying these securities. The $242 in estimated credit losses, net of taxes, were previously recorded in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

For the six months ended June 30, 2010, net OTTI losses recognized in earnings amounted to $540, compared with $454 thousand during the same period in 2009, representing an increase of $86, or 18.9%. As discussed immediately above, in the first quarter of 2009 OTTI losses amounting to $1,007 were recorded as a component of net securities gains.

The OTTI losses recognized in earnings during the first half of 2010 related to nine, available for sale, private label mortgage-backed securities, eight of which the Company had previously determined that these securities were other-than-temporarily impaired. In all cases the OTTI losses represented management’s best estimate of credit losses or additional credit losses on the collateral underlying these securities. The $540 in estimated credit losses, net of taxes, were previously recorded in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

For further information about other-than-temporary securities impairment losses recorded during the three and six months ended June 30, 2010 and 2009, refer to Notes 2 and 4 of the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Non-interest Expense

For the three months ended June 30, 2010, total non-interest expense amounted to $5,392, compared with $5,552 in the second quarter of 2009, representing a decline of $160, or 2.9%. For the six months ended June 30, 2010, total non-interest expense amounted to $10,597, compared with $10,716 for the same period in 2009, representing an increase of $119, or 1.1%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three months ended June 30, 2010, salaries and employee benefits expense amounted to $2,919, compared with $2,681 in the second quarter of 2009, representing an increase of $238, or 8.9%. For the six months ended June 30, 2010, salaries and employee benefits expense amounted to $5,862, compared with $5,437 for the same period in 2009, representing an increase of $425, or 7.8%.

The increases in salaries and employee benefits expense was principally attributed to increases in employee health insurance premiums, normal increases in base salaries, as well as changes in staffing levels and mix. The foregoing increases were partially offset by $135 of employee health insurance expense credits attained in the first quarter of 2010 and an additional $135 in the second quarter of 2010, based on favorable claims experience.

Occupancy Expenses: For the three and six months ended June 30, 2010, total occupancy expenses amounted to $337 and $709, compared with $330 and $728 for the same periods in 2009, representing declines of $7 and $19, or 2.1% and 2.6%, respectively. The declines in occupancy expense were principally attributed to lower utilities and grounds keeping costs.

Furniture and Equipment Expenses: For the three and six months ended June 30, 2010 and 2009, furniture and equipment expenses amounted to $419 and $771, compared with $337 and $690 during the same period is 2009, representing increases of $82 and $81, or 24.3% and 11.7%, respectively. The increase in furniture and equipment expenses was principally attributed to depreciation expense, maintenance contract expenses, and miscellaneous equipment purchases and repairs.

FDIC Insurance Assessments: For the three months ended June 30, 2010, FDIC insurance assessments amounted to $266, compared with $588 for the same quarter in 2009, representing a decline of $322, or 54.8%. This decline was principally attributed to a $495 emergency special assessment recorded in the second quarter of 2009. The special assessment was levied on all financial institutions

During 2009, the FDIC’s Deposit Insurance Fund ("DIF") posted record losses, causing the reserve ratio to fall well below 1.15%. A reserve ratio below 1.15% triggers the need for a DIF restoration plan in accordance with the FDI Reform Act of 2005 and conforming amendments. Pursuant to the Act, the FDIC must bring the reserve ratio back to 1.15% within five years. In addition to the 2009 special emergency assessment, deposit insurance premiums for all FDIC insured banks have increased as a result of the FDIC’s plan to reestablish the Deposit Insurance Fund to acceptable levels.

For the six months ended June 30, 2010, total FDIC assessments amounted to $530, compared with $681 for the same period in 2009, representing a decline of $151, or 22.2%. This decline was attributed to the 2009 special emergency assessment discussed immediately above.

Other Operating Expense: For the three months ended June 30, 2010, total other operating expense amounted to $1,381, compared with $1,543 in the second quarter in 2009, representing a decline of $162, or 10.5%. The decline in other operating expense was attributed to declines in a variety of expense categories including loan collection expenses, audit and regulatory examination fees, marketing costs, statement rendering costs, professional services fees, and miscellaneous losses.

For the six months ended June 30, 2010, total other operating expenses amounted to $2,578, compared with $3,006 for the same period in 2009, representing a decline of $428, or 14.2%. This decline was principally attributed to a $181 write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired of which $168 was recorded in the first quarter of 2009 and $13 in the second quarter of 2009. These investment funds, which generally qualify for Community Reinvestment Act credit, represent socially responsible venture capital investments in small businesses throughout Maine and New England. These write-downs principally reflected the impact current economic conditions have had on these funds.

The decline in other operating expenses compared with the first six months of 2009 was also attributed to declines in loan collection expenses, charitable contributions, statement rendering expenses, audit and regulatory examination fees, professional services fees and miscellaneous losses.

Income Taxes

For the three months ended June 30, 2010, total income taxes amounted to $936, compared with $1,069 in the second quarter of 2009, representing a decline of $133, or 12.4%. For the six months ended June 30, 2010, total income taxes amounted to $2,148, compared with $2,159 for the same period in 2009, representing a decline of $11, or 0.5%.

The Company's effective tax rates for the three and six months ended June 30, 2010 amounted to 25.7% and 27.2%, compared with 27.9% and 28.6% for the same periods in 2009. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to increases in the level of non-taxable income in relation to taxable income.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at June 30, 2010 represented 63.1% and 31.7% of total assets, compared with 62.4% and 32.4% at December 31, 2009, respectively.

At June 30, 2010, the Company’s total assets amounted to $1,084,547, compared with $1,072,381 at December 31, 2009, representing an increase of $12,166, or 1.1%.

Securities

The securities portfolio is primarily comprised of MBS issued by U.S. government agencies, U.S. government sponsored enterprises, and other non-agency, private label issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and debt obligations of other U.S. government sponsored enterprises. At June 30, 2010, the securities portfolio did not contain any pools of subprime MBS, collateralized debt obligations or commercial MBS. Additionally, the Bank did not own any equity securities or have any corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in FHLMC or FNMA, or any interests in pooled trust preferred securities or auction rate securities.

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

The securities portfolio represented 33.0% of the Company’s average earning assets during the six months ended June 30, 2010 and generated 33.8% of total tax equivalent interest and dividend income, compared with 34.2% and 37.5% for the same period in 2009, respectively.

Securities available for sale represented 100% of total securities at June 30, 2010, and December 31, 2009. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At June 30, 2010, total net unrealized securities gains amounted to $5,131, compared with $419 at December 31, 2009, principally reflecting declining market yields during the first six months of 2010.

Total Securities: At June 30, 2010, total securities amounted to $343,413, compared with $347,026 at December 31, 2009, representing a decline of $3,613 or 1.0%. The decline in the securities portfolio was principally attributed to pay-downs on MBS, the cash flows from which were not fully reinvested, largely due to prevailing market conditions and interest rate risk considerations.

The following tables summarize the securities available for sale portfolio as of June 30, 2010 and December 31, 2009:

	June 30, 2010
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government-sponsored enterprises	$ 2,095	$ 37	$ 9	$ 2,123
Mortgage-backed securities:
U.S. Government-sponsored enterprises	218,339	9,722	468	227,593
U.S. Government agencies	27,937	1,156	4	29,089
Private label	27,705	71	3,466	24,310
Obligations of states and political subdivisions thereof	62,206	1,358	3,266	60,298
Total	$338,282	$12,344	$7,213	$343,413

	December 31, 2009
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government-sponsored enterprises	$ 2,770	$ 13	$ 227	$ 2,556
Mortgage-backed securities:
U.S. Government-sponsored enterprises	226,740	7,613	3	234,350
U.S. Government agencies	21,522	606	21	22,107
Private label	31,754	27	5,428	26,353
Obligations of states and political subdivisions thereof	63,821	1,674	3,835	61,660
Total	$346,607	$9,933	$9,514	$347,026

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at June 30, 2010, amounted to an excess of $7,213, or 2.1% of the amortized cost of the total securities portfolio. At December 31, 2009 this amount represented an excess of $9,514, or 2.7% of the total securities portfolio. As of June 30, 2010, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $6,186, compared with $6,675 at December 31, 2009.

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of an available for sale security is judged to be other-than-temporary, a charge is recorded in pre-tax earnings equal to the estimated credit losses inherent in the security.

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

At June 30, 2010, the Bank’s investment in FHLB stock totaled $16,068, unchanged compared with December 31, 2009.

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

In the first quarter of 2009, the FHLB of Boston advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for all of 2009 were suspended and that continued to be the case during the six months ended June 30, 2010. The Company believes it is more likely than not that the suspension of FHLB stock dividends will continue throughout 2010.

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

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of June 30, 2010. Further deterioration of the FHLB’s capital levels may require the Bank to deem its restricted investment in FHLB stock to be other-than-temporarily impaired. If evidence of impairment exists in future periods, the FHLB stock would reflect fair value using observable or unobservable inputs. The Bank will continue to monitor its investment in FHLB of Boston stock.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	June 30,	December 31,
	2010	2009

Commercial real estate mortgages	$273,575	$269,776
Commercial and industrial loans	86,624	77,284
Agricultural and other loans to farmers	21,982	22,192
Total commercial loans	382,181	369,252

Residential real estate mortgages	224,533	225,750
Home equity loans	57,598	54,889
Consumer loans	4,601	4,665
Total consumer loans	286,732	285,304

Tax exempt loans	15,094	14,138

Deferred origination costs, net	819	798
Total loans	684,826	669,492
Allowance for loan losses	(8,470)	(7,814)
Total loans net of allowance for loan losses	$676,356	$661,678

Total Loans: At June 30, 2010, total loans stood at $684,826, compared with $669,492 at December 31, 2009, representing an increase of $15,334, or 2.3%.

Commercial Loans: At June 30, 2010, total commercial loans amounted to $382,181, compared with $369,252 at December 31, 2009, representing an increase of $12,929, or 3.5%. Commercial loan growth has been challenged by a weakened economy, declining loan demand, and unrelenting competition for quality loans.

At June 30, 2010, commercial loans represented 55.8% of the Bank’s total loan portfolio, compared with 55.2% at December 31, 2009.

Consumer Loans: At June 30, 2010, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $286,732, compared with $285,304 at December 31, 2009, representing an increase of $1,428 or 0.5%, compared with December 31, 2009.

At June 30, 2010, the Bank’s residential mortgage loan portfolio totaled $224,533, representing a decline of $1,217, or 0.5%, compared with December 31, 2009. Residential mortgage loan origination activity slowed during the first half of 2010, largely reflecting current economic conditions and uncertainties with respect to further real estate declines in the communities served by the Bank and, to a lesser extent the expiration of the first time home buyers credit. Borrower refinancing activity also slowed during the first half of 2010, in part reflecting declining appraised property values in the markets served by the Bank. During the first half of 2010, loans originated and closed by the Bank were more than offset by cash flows and principal pay-downs from the existing residential real estate loan portfolio.

At June 30, 2010, the Bank’s home equity loan portfolio totaled $57,598, representing an increase of $2,709, or 4.9%, compared with December 31, 2009.

Tax Exempt Loans: At June 30, 2010, tax exempt loans, amounted to $15,094, compared with $14,138 at December 31, 2009, representing an increase of $956, or 6.8%.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. At June 30, 2010, total non-performing loans included one troubled debt restructuring (a residential real estate mortgage) with an outstanding principal balance of $301 unchanged compared with December 31, 2009. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	June 30,	December 31,
	2010	2009

Commercial real estate mortgages	$3,485	$3,096
Commercial construction and development	225	392
Commercial and industrial loans	298	237
Agricultural and other loans to farmers	1,708	1,848
Total commercial loans	5,716	5,573

Residential real estate mortgages	2,625	2,498
Home equity loans	92	304
Residential construction and development	---	24
Consumer loans	2	5
Total consumer loans	2,719	2,831

Total non-accrual loans	8,435	8,404
Accruing loans contractually past due 90 days or more	104	772
Total non-performing loans	$8,539	$9,176

Allowance for loan losses to non-performing loans	99%	85%
Non-performing loans to total loans	1.25%	1.37%
Allowance to total loans	1.24%	1.17%

The Bank’s non-performing loans declined $1,270 or 12.9% during the second quarter. At June 30, 2010, total non-performing loans amounted to $8,539, compared with $9,176 at December 31, 2009, representing a decline of $637, or 6.9%. At June 30, 2010, total non-performing loans amounted to 1.25% of total loans, compared with 1.37% at December 31, 2009, representing a decline of twelve basis points. One agricultural loan accounted for $1,500 or 17.6% of total non-performing loans at June 30, 2010.

Non-performing commercial real estate mortgages amounted to $3,485 at June 30, 2010, representing an increase of $389 compared with December 31, 2009. At June 30, 2010, non-performing commercial real estate loans were represented by thirteen business relationships, with outstanding balances ranging from $25 to $415.

Non-performing residential real estate mortgages totaled $2,625 at June 30, 2010, representing an increase of $127 compared with December 31, 2009. At June 30, 2010, non-performing residential real estate loans were represented by twenty-nine, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $4 to $457.

At June 30, 2010, accruing loans contractually past due 90 days or more totaled $104, representing a decline of $668 compared with December 31, 2009.

While the Bank’s non-performing loans to total loans ratio continued to reflect favorably on the overall quality of the loan portfolio at June 30, 2010, Bank management is cognizant of the continued softening of the real estate market, elevated unemployment rates and depressed economic conditions overall. Bank management recognizes that the current credit cycle has yet to reach a definitive turning point and it may be a while before the overall level of credit quality in the Bank’s loan portfolio shows meaningful and lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $2,972 and $4,255 at June 30, 2010 and December 31, 2009, or 0.43% and 0.64% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

Periodically, the Bank reviews the commercial loan portfolio for evidence of potential problem loans. Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as non-performing at some time in the future.  Through the Bank’s on-going credit monitoring, it considers loans which, in its internal classification system, are classified as substandard but continue to accrue interest to be potential problem loans.

At June 30, 2010, the Bank identified 25 commercial relationships totaling $12,089 as potential problem loans, or 1.77% of total loans. At December 31, 2009, the Bank identified 16 commercial relationships totaling $2,938 as potential problem loans, or 0.39% of total loans. One commercial real estate development loan to a local, non-profit housing authority in support of an affordable housing project accounted for $5,169, or 56.5%, of the increase in potential problem loans since year-end 2009. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on potential problem loans did not warrant accounting for the loans as non-performing.

Allowance for Loan Losses: At June 30, 2010, the allowance stood at $8,470, compared with $7,814 at December 31, 2009, representing an increase of $656, or 8.4%. At June 30, 2010, the allowance expressed as a percentage of total loans stood at 1.24%, up from 1.17% at December 31, 2009. The increase in the allowance was principally attributed to continued deterioration in the overall credit quality of the Bank’s loan portfolio including the increase in potential problem loans. Company management believes this is reflective of depressed economic conditions, including elevated unemployment levels and declining real estate values in the markets served by the Bank.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as expedient, a collateral shortfall analysis. The amount of loans considered to be impaired totaled $3,259 as of June 30, 2010, compared with $4,416 as of December 31, 2009. The related allowances for loan losses on these impaired loans amounted to $673 as of June 30, 2010, compared with $513 as of December 31, 2009.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the six-month periods ended June 30, 2010 and 2009.

ALLOWANCE FOR LOAN LOSSES
SIX MONTHS ENDED
JUNE 30, 2010 AND 2009

	2010	2009

Balance at beginning of period	$ 7,814	$ 5,446
Charge offs:
Commercial construction and development	167	---
Commercial real estate mortgages	182	52
Commercial and industrial loans	54	160
Residential real estate mortgages	106	19
Consumer loans	70	34
Total charge-offs	579	265

Recoveries:
Commercial and industrial loans	1	13
Agricultural and other loans to farmers	3	---
Residential real estate mortgages	146	23
Consumer loans	35	5
Total recoveries	185	41

Net charge-offs	394	224
Provision charged to operations	1,050	1,500

Balance at end of period	$ 8,470	$ 6,722

Average loans outstanding during period	$675,889	$649,013

Net charge-offs to average loans outstanding	0.12%	0.07%

The Bank’s loan loss experience continued at relatively low levels during six months ended June 30, 2010, with net loan charge-offs amounting to $394, or annualized net charge-offs to average loans outstanding of 0.12%, compared with $224, or annualized net charge-offs to average loans outstanding of 0.07%, during the first half of 2009.

There were no material changes in loan concentrations during the six months ended June 30, 2010.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at June 30, 2010, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At June 30, 2010, the Bank had no OREO compared with $854 at December 31, 2009.

Deposits

During the three months ended June 30, 2010, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At June 30, 2010, total deposits stood at $668,285, compared with $641,173 at December 31, 2009, representing an increase $27,112, or 4.2%.

At June 30, 2010, total retail deposits stood at $565,227, compared with $549,183 at December 31, 2009, representing an increase of $16,044, or 2.9%. Reflecting the seasonality of the Bank’s deposit base, demand deposits and NOW accounts posted a combined decline of $5,076, or 3.8%, compared with December 31, 2009. This decline was more than offset by a $14,481 or 5.9% increase in retail time deposits and a $6,639 or 3.9% increase in savings and money market accounts, compared with December 31, 2009.

At June 30, 2010, brokered time deposits obtained from the national market stood at $103,058, compared with $91,990 at December 31, 2009, representing an increase of $11,068, or 12.0%. Brokered deposits are generally utilized to help support the Bank’s earning asset growth, while maintaining its strong, on-balance sheet liquidity position via secured borrowing lines of credit with the FHLB of Boston and the Federal Reserve Bank of Boston. During the first half of 2010, the Bank shifted a portion of its collateralized short-term borrowings to longer-term brokered certificates of deposit in favor of historically low rates of interest and a stronger on-balance sheet liquidity position.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering retail time deposits, the Bank generally prices these deposits on a relationship basis. At June 30, 2010, the weighted average cost of retail time deposits was 1.89% compared with 2.05% at December 31, 2009. Given the current, historically low interest rate environment and continuing time deposit maturities, Company management anticipates that the weighted average cost of time deposits will continue to show moderate declines for the balance of 2010.

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

At June 30, 2010, total borrowings amounted to $307,354, compared with $311,629 at December 31, 2009, representing a decline of $4,275, or 1.4%, compared with December 31, 2009. The decline in total borrowings was principally attributed to the decline in the Bank’s securities portfolio, combined with the aforementioned funding shift to long term brokered certificates of deposit at attractive interest rates.

Consistent with the Bank’s asset and liability management strategy, the Bank has been adding long term borrowings to the balance sheet to protect net interest income in a rising rate environment. At June 30, 2010, long term borrowings with maturities of one year or greater represented 68.2% of total borrowings.

At June 30, 2010, total borrowings expressed as a percent of total assets amounted to 28.3%, compared with 29.1% December 31, 2009.

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

As of June 30, 2010, the Company and the Bank were considered "well-capitalized" under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a "well-capitalized" institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%. At June 30, 2010, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios were 9.01%, 13.33% and 15.19%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at June 30, 2010 and December 31, 2009, under the rules applicable at that date.
	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of June 30, 2010
Total Capital
(To Risk-Weighted Assets)
Consolidated	$110,154	15.19%	$58,005	8.0%	N/A
Bank	$111,083	15.33%	$57,950	8.0%	$72,438	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$ 96,638	13.33%	$29,003	4.0%	N/A
Bank	$ 97,567	13.47%	$28,975	4.0%	$43,463	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$ 96,638	9.01%	$42,895	4.0%	N/A
Bank	$ 97,567	9.11%	$42,861	4.0%	$53,576	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2009
Total Capital
(To Risk-Weighted Assets)
Consolidated	$122,615	17.14%	$57,241	8.0%	N/A
Bank	$123,383	17.26%	$57,175	8.0%	$71,469	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$109,755	15.34%	$28,620	4.0%	N/A
Bank	$110,569	15.47%	$28,587	4.0%	$42,881	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$109,755	10.35%	$42,431	4.0%	N/A
Bank	$110,569	10.43%	$42,395	4.0%	$52,993	5.0%

Series A Fixed Rate Cumulative Perpetual Preferred Stock and Warrant: As previously reported, on February 24, 2010 the Company redeemed all 18,751 shares of its Preferred Stock sold to Treasury in connection with the Treasury’s Capital Purchase Program ("CPP"). The Company paid $18,774 to the Treasury to redeem the Preferred Stock, consisting of $18,751 of principal and $23 of accrued and unpaid dividends. The Company’s redemption of the Preferred Stock is not subject to additional conditions or stipulations from the Treasury.

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

In the fourth quarter of 2009, the warrant (the "Warrant") received by the Treasury to purchase up to 104,910 shares of the Company’s common stock was reduced by one half to 52,455 shares as a result of the Company’s successful completion of a common stock offering in December 2009.

As previously announced, on July 28, 2010 the Company repurchased in its entirety the Warrant previously issued to the Treasury on January 16, 2009, in connection with the Company’s participation in the CPP. The Company repurchased the Warrant for $250,000. The Warrant was previously exercisable for 52,455 shares of the Company’s common stock at an exercise price of $26.81 per share. The repurchase of the Warrant is not expected to have any effect on the Company’s earnings or earnings per share for the third quarter of 2010. As a result of the Warrant repurchase, the Company has repurchased all securities issued to Treasury under the CPP.

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

The Company paid regular cash dividends of $0.26 per share of common stock in the second quarter of 2010, unchanged compared with the dividend paid for the same quarter in 2009. The Company’s Board of Directors recently declared a third quarter 2010 regular cash dividend of $0.26 per share of common stock. The dividend will be paid September 15, 2010 to shareholders of record as of the close of business on August 17, 2010.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and is authorized to continue for a period of up to twenty-four consecutive months. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. The Company has repurchased 66,782 shares of stock under this plan, at a total cost of $1,833 and an average price of $27.44 per share, though there were no shares repurchased under the plan during the quarter ending June 30, 2010. The Company recorded the repurchased shares as treasury stock.

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

The following table summarizes the Company’s contractual obligations at June 30, 2010. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)
		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	> 1-3 Years	> 3-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$285,227	$80,500	$94,237	$93,490	$17,000
Securities sold under agreements to repurchase	17,127	17,127	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	162	108	54	---	---
Total	$307,516	$97,735	$94,291	$93,490	$22,000

All FHLB of Boston advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated in the above table at their contractual final maturity dates. At June 30, 2010, the Bank had $75,000 in callable advances.

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

At June 30, 2010, commitments under existing standby letters of credit totaled $370, compared with $372 at December 31, 2009. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The notional or contractual amount for financial instruments with off-balance sheet risk as of June 30, 2010 and December 31, 2009:
	June 30,	December 31,
	2010	2009

Commitments to originate loans	$ 26,441	$ 42,694
Unused lines of credit	78,011	78,607
Un-advanced portions of construction loans	12,663	12,565
Total	$117,115	$133,866

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

At June 30, 2010, the Bank had two outstanding derivative instruments. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. Management does not anticipate non-performance by the counter-parties to the agreements, and regularly reviews the credit quality of the counter-parties from which the instruments have been purchased.

The details of the Bank’s financial derivative instruments as of June 30, 2010 are summarized below. Also refer to Note 7 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Termination Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 6/30/10	Fair Value 6/30/10	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$ 5	$ 96	$1,024
$10,000	11/01/10	6.50%	$ 69	$10	$140	$ 640

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 4.0% of total assets. At June 30, 2010, liquidity, as measured by the basic surplus/deficit model, was 5.0% over the 30-day horizon and 5.3% over the 90-day horizon.

At June 30, 2010, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $80 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower In Custody ("BIC") program at the Federal Reserve Bank of Boston. At June 30, 2010 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $140,706, or 13.0% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its on balance sheet liquidity position.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: The primary objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This pronouncement requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The Company has determined that this pronouncement will not have a material impact on its financial condition or results of operations.

Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts: For measuring the impact on deferred tax assets and liabilities based on provisions of enacted law, the impact of both Acts, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act, should be considered. This pronouncement requires that income tax deductions for the cost of providing prescription drug coverage will be reduced by the amount of any subsidy received. The Company have determined that this pronouncement will have no impact on its financial condition or results of operations.

Derivatives and Hedging-Scope Exception Related to Embedded Credit Derivatives: This pronouncement clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting.  The amendments in this pronouncement are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The Company has determined that this pronouncement will not have a material effect on its financial condition or results of operations.

Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements: This amended fair value measurement and disclosure guidance requires disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and to require separate presentation of information about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The amended guidance also clarifies existing requirements that (i) fair value measurement disclosures should be disaggregated for each class of asset and liability and (ii) disclosures about valuation techniques and inputs for both recurring and nonrecurring Level 2 and Level 3 fair value measurements should be provided. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of this guidance is not expected to impact the Company’s consolidated financial position or results of operations.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2010, over one and two-year horizons. In light of the Federal Funds rate of 0% - 0.25% and the two-year U.S. Treasury of 0.60% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would normally be the case.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
JUNE 30, 2010

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+500 Basis Points Short-term Rates
Year 1
Net interest income change ($)	$(406)	$458	$(84)
Net interest income change (%)	(1.23%)	1.39%	(0.26%)
Year 2
Net interest income change ($)	$(1,060)	$2,778	$591
Net interest income change (%)	(3.22%)	8.44%	1.79%

As more fully discussed below, the June 30, 2010 interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the one-year horizon and is favorably positioned for parallel or non-parallel increases in short-term and long-term interest rates over the one and two-year horizons.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will remain relatively stable over the one year horizon and then begin to trend upward over the two year horizon and beyond. The upward trend over the two year horizon and beyond principally results from funding costs rolling over at lower prevailing rates while earning asset yields remain relatively stable.

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

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will trend upward over the one and two-year horizons and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will re-price slower than its earning asset portfolios, causing moderate increases in net interest income over the one-year horizon and a further strengthening over the two-year horizon and beyond. As funding costs begin to stabilize in the first year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and improving levels of net interest income over the two year horizon and beyond. Management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one year horizon should short-term and long-term interest rates rise in parallel. Over the two year horizon and beyond, management believes low to moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. The Federal Reserve addressed the current economic recession with changes in its monetary policy, by reducing the Federal Funds rate to historic levels. During 2007 and 2008 the targeted fed funds rate fell from 5.25% to a range of 0% to 0.25% where it stayed for all of 2009 and the first half of 2010, whereas the 10 year U.S, Treasury note has declined only 100 basis points. Accordingly, management modeled a non-parallel shift in the yield curve assuming a 500 basis point increase in the short-term Federal Funds interest rate with the balance of the yield curve remaining unchanged. Using this future interest rate scenario, the interest rate sensitivity model suggests that net interest income will remain stable over the one year horizon and then trend upward over the two year horizon and beyond, as earning asset yields re-price more quickly than funding costs. Management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income should short-term interest rates increase 500 basis points.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

            (a)     None

            (b)     None

            (c)     During the quarter ended June 30, 2010, there were no purchases made by or on behalf of the Company or any "affiliated purchaser," of shares of the Company’s common stock pursuant to the Company’s previously announced program to repurchase up to 300,000 shares of Company common stock.
Item 3: Defaults Upon Senior Securities	None

Item 4: (Removed and Reserved)

Item 5: Other Information

            (a)     None

            (b)     None

Item 6: Exhibits

            (a)     Exhibits.

EXHIBIT NUMBER

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009.

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008.
4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009.

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009.

11.1	Statement re computation of per share earnings	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: August 9, 2010	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: August 9, 2010	Gerald Shencavitz
Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date

3.2	Bylaws, as amended to date

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock

4.3	Debt Securities Purchase Agreement

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust

11.1	Statement re computation of per share earnings

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350