Form 10-Q
period 2010-09-30
BAR HARBOR BANKSHARES
filed 2010-11-08
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ___ NO:   x

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 4, 2010
$2.00 Par Value	3,804,681

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at September 30, 2010, and December 31, 2009	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009	4

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	6

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009	7

	Notes to Consolidated Interim Financial Statements	8-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60-63

Item 4.	Controls and Procedures	63

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	64

Item 4.	(Removed and Reserved)	64

Item 5.	Other Information	64

Item 6.	Exhibits	65-66

Signatures		66

Exhibit Index		67

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Dollars in thousands, except per share data)
(unaudited)

	September 30, 2010	December 31, 2009
Assets
Total cash and cash equivalents	$ 8,854	$ 9,832
Securities available for sale, at fair value	369,422	347,026
Federal Home Loan Bank stock	16,068	16,068
Loans	680,875	669,492
Allowance for loan losses	(8,540)	(7,814)
Loans, net of allowance for loan losses	672,335	661,678
Premises and equipment, net	13,466	11,927
Goodwill	3,158	3,158
Bank owned life insurance	7,036	6,846
Other assets	12,990	15,846
TOTAL ASSETS	$1,103,329	$1,072,381

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 66,088	$ 57,743
NOW accounts	80,866	74,538
Savings and money market deposits	194,154	171,791
Time deposits	265,174	245,111
Brokered time deposits	92,591	91,990
Total deposits	698,873	641,173
Short-term borrowings	107,519	91,893
Long-term advances from Federal Home Loan Bank	179,468	214,736
Junior subordinated debentures	5,000	5,000
Other liabilities	6,063	6,065
TOTAL LIABILITIES	996,923	958,867

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,525,635 shares at September 30, 2010 and 4,443,614 shares at December 31, 2009	9,051	8,887
Preferred stock, par value $0; authorized 1,000,000 shares; issued 18,751 shares at at December 31, 2009	---	18,358
Surplus	25,955	24,360
Retained earnings	79,739	75,001
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of $55 and $56, at September 30, 2010 and December 31, 2009, respectively	(105)	(109)
Net unrealized appreciation on securities available for sale, net of tax of $2,662 and $1,074, at September 30, 2010 and December 31, 2009, respectively	5,167	2,084
Portion of OTTI attributable to non-credit losses, net of tax of $315 and $931 at September 30, 2010 and December 31, 2009, respectively	(611)	(1,808)
Net unrealized appreciation on derivative instruments, net of tax of $18 and $209 at September 30, 2010 and December 31, 2009, respectively	34	406
Total accumulated other comprehensive income	4,485	573
Less: cost of 720,954 and 752,431 shares of treasury stock at September 30, 2010 and December 31, 2009, respectively	(12,824)	(13,665)

TOTAL SHAREHOLDERS' EQUITY	106,406	113,514

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,103,329	$1,072,381

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$ 8,781	$ 8,764	$26,158	$26,263
Interest on securities	4,098	4,941	12,280	14,871
Dividends on FHLB stock	---	---	---	---
Total interest and dividend income	12,879	13,705	38,438	41,134

Interest expense:
Deposits	2,499	2,664	7,450	8,100
Short-term borrowings	72	98	209	513
Long-term debt	2,362	2,511	6,980	7,306
Total interest expense	4,933	5,273	14,639	15,919

Net interest income	7,946	8,432	23,799	25,215
Provision for loan losses	450	1,057	1,500	2,557
Net interest income after provision for loan losses	7,496	7,375	22,299	22,658

Non-interest income:
Trust and other financial services	800	645	2,136	1,805
Service charges on deposit accounts	365	396	1,051	1,065
Mortgage banking activities	4	232	73	305
Credit and debit card service charges and fees	318	286	844	714
Net securities gains	618	695	1,975	1,521
Total other-than-temporary impairment ("OTTI") losses	(211)	(511)	(804)	(2,072)
Non-credit portion of OTTI losses (before taxes) (1)	---	---	53	1,107
Net OTTI losses recognized in earnings	(211)	(511)	(751)	(965)
Other operating income	171	173	442	444
Total non-interest income	2,065	1,916	5,770	4,889

Non-interest expense:
Salaries and employee benefits	3,001	2,895	8,863	8,332
Occupancy expense	317	299	1,026	1,027
Furniture and equipment expense	397	353	1,168	1,043
Credit and debit card expenses	74	96	221	270
FDIC insurance assessments	267	213	797	894
Other operating expense	1,462	1,111	4,040	4,117
Total non-interest expense	5,518	4,967	16,115	15,683

Income before income taxes	4,043	4,324	11,954	11,864
Income taxes	1,173	1,219	3,321	3,378

Net income	2,870	3,105	8,633	8,486

Preferred stock dividends and accretion of discount	---	272	653	762
Net income available to common shareholders	$ 2,870	$ 2,833	$ 7,980	$ 7,724

Per Common Share Data:
Basic earnings per share	$ 0.76	$ 0.98	$ 2.12	$ 2.69
Diluted earnings per share	$ 0.75	$ 0.95	$ 2.09	$ 2.63

(1) Included in other comprehensive loss, net of tax

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2008	$7,287	$ ---	$ 4,903	$67,908	$ (524)	$(14,129)	$ 65,445
Net income	---	---	---	8,486	---	---	8,486
Cumulative effect adjustment for the adoption of FSP FAS 115-2	---	---	---	937	(937)	---	---
Total other comprehensive income	---	---	---	---	4,347	---	4,347
Dividend declared:
Common stock ($0.78 per share)	---	---	---	(2,243)	---	---	(2,243)
Preferred stock	---	---	---	(550)	---	---	(550)
Issuance of preferred stock (18,751 shares)		18,114	(232)	---	---	---	17,882
Issuance of stock warrants	---	---	638	---	---	---	638
Purchase of treasury stock (5,571 shares)	---	---	---	---	---	(144)	(144)
Stock options exercised (21,769 shares), including related tax effects	---	---	58	(162)	---	552	448
Recognition of stock option expense	---	---	96	---	---	---	96
Cumulative dividends on preferred stock		122	---	(122)	---	---	---
Accretion of discount		90	---	(90)	---	---	---
Balance September 30, 2009	$7,287	$18,326	$ 5,463	$74,164	$2,886	$(13,721)	$ 94,405

Balance December 31, 2009	$8,887	$18,358	$24,360	$75,001	$ 573	$(13,665)	$113,514
Net income	---	---	---	8,633	---	---	8,633
Total other comprehensive income	---	---	---	---	3,912	---	3,912
Dividend declared:
Common stock ($0.78 per share)	---	---	---	(2,945)	---	---	(2,945)
Preferred stock	---	---	---	(138)	---	---	(138)
Issuance of common stock (82,021 shares)	164	---	1,777	---	---	---	1,941
Purchase of preferred stock and warrants (18,751 shares)	---	(18,873)	(279)	---	---	---	(19,152)
Stock options exercised (31,477 shares), including related tax effects	---	---	4	(297)	---	841	548
Recognition of stock option expense	---	---	93	---	---	---	93
Accretion of discount		515	---	(515)	---	---	---
Balance September 30, 2010	$9,051	$ ---	$25,955	$79,739	$4,485	$(12,824)	$106,406

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

 BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)
(unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$ 8,633	$ 8,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	760	680
Amortization of core deposit intangible	---	50
Provision for loan losses	1,500	2,557
Net securities gains	(1,975)	(1,521)
Other-than-temporary impairment	751	965
Net amortization (accretion) of bond premiums and discounts	733	(909)
Recognition of stock option expense	93	96
Proceeds from sale of mortgages held for sale	846	25,207
Origination of mortgage loans held for sale	(829)	(25,178)
Net gains on sale of mortgage loans held for sale	(17)	(29)
Net change in other assets	(675)	(2,109)
Net change in other liabilities	5	1,074
Net cash provided by operating activities	9,825	9,369

Cash flows from investing activities:
Purchases of securities available for sale	(131,940)	(172,393)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	86,560	51,534
Proceeds from sales of securities available for sale	29,959	62,357
Net increase in Federal Home Loan Bank stock	---	(1,272)
Net loans made to customers	(12,249)	(22,272)
Proceeds from sale of other real estate owned	854	---
Capital expenditures	(2,299)	(1,344)
Net cash used in investing activities	(29,115)	(83,390)

Cash flows from financing activities:
Net increase in deposits	57,700	40,904
Net increase in securities sold under repurchase agreements and fed funds purchased	17,376	136
(Paydown of) proceeds from Federal Reserve borrowings	(20,000)	25,000
Proceeds from Federal Home Loan Bank advances	19,000	42,990
Repayments of Federal Home Loan Bank advances	(36,018)	(50,638)
Proceeds from issuance of common stock	1,941	---
Net proceeds from issuance of preferred stock and stock warrants	---	18,520
Purchase preferred stock and warrants	(19,152)	---
Purchases of treasury stock	---	(144)
Proceeds from stock option exercises, including excess tax benefits	548	442
Payments of dividends	(3,083)	(2,787)
Net cash provided by financing activities	18,312	74,423

Net (decrease) increase in cash and cash equivalents	(978)	402
Cash and cash equivalents at beginning of period	9,832	9,042
Cash and cash equivalents at end of period	$ 8,854	$ 9,444

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 5,076	$ 15,831
Income taxes	3,940	4,028

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 92	$ 489

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,
	2010	2009

Net income	$ 2,870	$ 3,105
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $741 and $1,185, respectively	1,439	2,300
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $210 and $236 respectively	(408)	(459)
Add other-than-temporary adjustment, net of tax of $72 and $174, respectively	139	337
Net unrealized depreciation and other amounts for interest rate derivatives, net of tax of $58 and $12, respectively	(112)	(23)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $1, respectively	1	2
Total other comprehensive income	1,059	2,158
Total comprehensive income	$ 3,929	$ 5,263

	Nine Months Ended September 30,
	2010	2009

Net income	$ 8,633	$ 8,486
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $2,622 and $2,572, respectively	5,088	4,993
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $671 and $517, respectively	(1,304)	(1,004)
Add other-than-temporary adjustment, net of tax of $273 and $704, respectively	531	1,368
Less non-credit portion of other-than-temporary losses, net of tax of $18 and $376, respectively	(35)	(731)
Net unrealized depreciation and other amounts for interest rate derivatives, net of tax of $192 and $146, respectively	(372)	(284)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $2 and $2, respectively	4	5
Total other comprehensive income	3,912	4,347
Total comprehensive income	$12,545	$12,833

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and nine months ended September 30, 2010, is not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any other interim periods.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other-than-temporary impairments on securities, income tax estimates, and the valuation of intangible assets.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of September 30, 2010 and December 31, 2009, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

The goodwill impairment analysis is a two-step test. The first step used to identify potential impairment, involves comparing each unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is to measure the amount of impairment. At September 30, 2010, there was no indication of impairment.

At September 30, 2010 and December 31, 2009, the Company did not have any identifiable intangible assets on its consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net income	$ 2,870	$ 3,105	$ 8,633	$ 8,486

Preferred stock dividends and accretion of discount	---	272	653	762
Net income available to common shareholders	$ 2,870	$ 2,833	$ 7,980	$ 7,724

Weighted average number of capital stock shares outstanding
Basic	3,783,036	2,883,580	3,771,903	2,875,406
Effect of dilutive employee stock options	46,313	74,971	49,725	57,006
Effect of dilutive warrants	---	19,452	---	8,606
Diluted	3,829,349	2,978,003	3,821,628	2,941,018

Anti-dilutive options excluded from earnings per share calculation	167,642	46,518	154,324	141,885

Basic earnings per share	$ 0.76	$ 0.98	$ 2.12	$ 2.69
Diluted earnings per share	$ 0.75	$ 0.95	$ 2.09	$ 2.63

Note 4: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of September 30, 2010 and December 31, 2009:

	September 30, 2010

Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government-sponsored enterprises	$ 1,000	$ 39	$ ---	$ 1,039
Mortgage-backed securities:
U.S. Government-sponsored enterprises	224,505	7,286	258	231,533
U.S. Government agencies	49,383	1,403	47	50,739
Private label	25,189	365	2,601	22,953
Obligations of states and political subdivisions thereof	62,442	2,657	1,941	63,158
Total	$362,519	$11,750	$4,847	$369,422

	December 31, 2009

Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government-sponsored enterprises	$ 2,770	$ 13	$ 227	$ 2,556
Mortgage-backed securities:
U.S. Government-sponsored enterprises	226,740	7,613	3	234,350
U.S. Government agencies	21,522	606	21	22,107
Private label	31,754	27	5,428	26,353
Obligations of states and political subdivisions thereof	63,821	1,674	3,835	61,660
Total	$346,607	$9,933	$9,514	$347,026

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of September 30, 2010. Actual maturities may differ from the final maturities noted below because borrowers or issuers may have the right to prepay or call obligations with or without prepayment or call penalties. Mortgage-backed securities are allocated among the maturity groupings based on their final maturity dates.

	September 30, 2010

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due in one year or less	$ 159	$ 160
Due after one year through five years	3,321	3,484
Due after five years through ten years	20,653	20,987
Due after ten years	338,386	344,791
	$362,519	$369,422

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

For the three months ended September 30, 2010, the Company recognized total OTTI losses of $211 in the statement of income (before taxes) related to two, available for sale, private label mortgage-backed securities, both of which the Company had previously determined were other-than-temporarily impaired. In both cases the OTTI losses represented management’s best estimate of credit losses or additional credit losses on the collateral underlying these securities.

For the nine months ended September 30, 2010, the Company recognized total OTTI losses of $751 in the statement of income (before taxes) related to nine, available for sale, private label mortgage-backed securities, all but one of which the Company had previously determined were other-than-temporarily impaired. In all cases the OTTI losses represented management’s best estimate of credit losses or additional credit losses on the collateral underlying these securities.

The $751 of year-to-date OTTI losses recognized in earnings represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of loans underlying each security. In estimating those cash flows the Company considered loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent prepayment rates and future prepayment rate assumptions, and other estimates of future collateral performance.

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

The following table displays the beginning balance of OTTI related to credit losses on debt securities held by the Company at the beginning of the current reporting period for which the other than credit related portion of the OTTI was included in accumulated other comprehensive income (net of tax), as well as changes in credit losses recognized in pre-tax earnings for the quarter ended September 30, 2010.

Estimated credit losses as of July 1, 2010	$3,015
Estimated additional credit losses for securities on which OTTI has been previously recognized	211
Estimated credit losses as of September 30, 2010	$3,226

As of September 30, 2010, the total OTTI losses included in accumulated other comprehensive income amounted to $611 net of tax, compared with $1,808 at December 31, 2009. These OTTI losses related to thirteen private label mortgage-backed securities, with a total unamortized cost of $6,848 at September 30, 2010.

As of September 30, 2010, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at September 30, 2010. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2010 and December 31, 2009. All securities referenced are debt securities. At September 30, 2010, and December 31, 2009, the Company did not hold any common stock or other equity securities in its securities portfolio.

September 30, 2010	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses

Description of Securities:

Mortgage-backed securities:
U.S. Government-sponsored enterprises	$28,779	25	$258	$ 21	1	$ ---	$28,800	26	$ 258
U.S. Government agencies	10,605	9	45	279	9	2	10,884	18	47
Private label	40	1	1	15,917	43	2,600	15,957	44	2,601
Obligations of states and political subdivisions thereof	855	4	123	14,377	59	1,818	15,232	63	1,941
Total	$40,279	39	$427	$30,594	112	$4,420	$70,873	151	$4,847

December 31, 2009	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses

Description of Securities:

Obligations of U.S. Government-sponsored enterprises	$ 1,543	2	$ 227	$ ---	---	$ ---	$ 1,543	2	$ 227
Mortgage-backed securities:
U.S. Government-sponsored enterprises	954	1	2	21	1	1	975	2	3
U.S. Government agencies	2,855	2	14	843	14	7	3,698	16	21
Private label	3,346	11	1,852	18,489	45	3,576	21,835	56	5,428
Obligations of states and political subdivisions thereof	15,287	36	744	10,943	50	3,091	26,230	86	3,835
Total	$23,985	52	$2,839	$30,296	110	$6,675	$54,281	162	$9,514

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of September 30, 2010, the total unrealized losses on these securities amounted to $258, compared with $3 at December 31, 2009. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at September 30, 2010 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

  Mortgage-backed securities issued by U.S. Government agencies: As of September 30, 2010, the total unrealized losses on these securities amounted to $47, compared with $21 at December 31, 2009. All of these securities were credit rated "AAA" by the major credit rating agencies. Management’s analysis indicates that these securities bear no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at September 30, 2010 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

  Private label mortgage-backed securities: As of September 30, 2010, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $2,601, compared with $5,428 at December 31, 2009. The Company attributes the unrealized losses at September 30, 2010 to the current market environment for non-agency mortgage-backed securities, a seriously depressed housing market, significantly elevated levels of home foreclosures, risk related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label mortgage-backed securities owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future cash flows related to amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at September 30, 2010.

  Obligations of states of the U.S. and political subdivisions thereof: As of September 30, 2010, the total unrealized losses on the Bank’s municipal securities amounted to $1,941, compared with $3,835 at December 31, 2009. The Bank’s municipal securities are supported by the general taxing authority of the municipality and in the cases of school districts, are supported by state aid. At September 30, 2010, all municipal bond issuers were current on contractually obligated interest and principal payments. At September 30, 2010, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies.

The Company attributes the unrealized losses at September 30, 2010, to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, driven in part by current market concerns about the prolonged economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2010.

At September 30, 2010, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three and nine months ended September 30, 2010 and 2009.

	Proceeds from Sale of Securities Available for Sale	Gains	Losses	Other Than Temporary Impairment Losses	Net
Three months ended September 30:
2010	$ 6,629	$ 618	$ ---	$ 211	$ 407
2009	$14,575	$ 695	$ ---	$ 511	$ 184

	Proceeds from Sale of Securities Available for Sale	Gains	Losses	Other Than Temporary Impairment Losses	Net
Nine Months Ended September 30:
2010	$30,024	$1,975	$ ---	$ 751	$1,224
2009	$62,357	$2,528	$ ---	$1,972	$ 556

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

The following table summarizes the net periodic benefit costs for the three and nine months ended September 30, 2010 and 2009:

	Supplemental Executive Retirement Plans

Three Months Ended September 30,	2010	2009

Service cost	$ 48	$ 53
Interest cost	47	45
Amortization of actuarial loss	1	3
Net periodic benefit cost	$ 96	$101

	Supplemental Executive Retirement Plans

Nine Months Ended September 30,	2010	2009

Service cost	$141	$164
Interest cost	142	134
Amortization of actuarial loss	5	7
Net periodic benefit cost	$288	$305

The Company is expected to recognize $378 of expense for the foregoing plans for the year ended December 31, 2010. The Company is expected to contribute $242 to the foregoing plans in 2010. As of September 30, 2010, the Company had contributed $157.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Commitments to originate loans	$52,825	$42,694
Unused lines of credit	$79,527	$78,607
Un-advanced portions of construction loans	$11,782	$12,565
Standby letters of credit	$ 792	$ 372

As of September 30, 2010 and December 31, 2009, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

During the nine months ended September 30, 2010, the Bank had two outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate floor agreements, with a notional principal amounts totaling of $30,000. The details are summarized as follows:

Interest Rate Floor Agreements

Notional Amount	Maturity Date	Prime Strike Rate	Premium Paid	Unamortized Premium at 9/30/10	Fair Value 9/30/10	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	---	N/A	$1,072
$10,000	11/01/10	6.50%	$ 69	$4	$56	$ 723

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

During the third quarter of 2010 one of the interest rate floor agreements matured, effectively reducing both third quarter 2010 and future interest income on a $20,000 pool of loans indexed to the Prime interest rate.

For the three and nine months ended September 30, 2010, total cash flows received from counterparties amounted to $131 and $560, compared with $222 and $656 for the same periods in 2009. The cash flows received from counterparties were recorded in interest income.

At September 30, 2010, the total fair value of the Bank’s remaining interest rate floor agreement was $56 compared with $671 at December 31, 2009. The fair value of the interest rate floor agreement is included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income (loss).

The premium paid on the remaining interest rate floor agreement is being recognized as a reduction of interest income over the duration of the agreement using the floorlet method. During the three and nine months ended September 30, 2010, $41 and $52 of the premiums were recognized as a reduction of interest income, respectively. At September 30, 2010, the remaining unamortized premium totaled $4, compared with $56 at December 31, 2009.

A summary of the hedging related balances follows:

	September 30, 2010		December 31, 2009

	Gross	Net of Tax	Gross	Net of Tax
Unrealized gain on interest rate floors	$56	$37	$671	$443
Unamortized premium on interest rate floors	(4)	(3)	(56)	(37)
Total	$52	$34	$615	$406

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of U.S. Government-sponsored enterprises	$ ---	$ 1,039	$ ---	$ 1,039
Mortgage-backed securities:
U.S. Government-sponsored enterprises		$231,533	$ ---	$231,533
U.S. Government agencies	$ ---	$ 50,739	$ ---	$ 50,739
Private label		$ 22,953	$ ---	$ 22,953
Obligations of states and political subdivisions thereof	$ ---	$ 63,158	$ ---	$ 63,158
Derivative assets		$ 56	$ ---	$ 56

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of U.S. Government-sponsored enterprises	$ ---	$ 2,556	$ ---	$ 2,556
Mortgage-backed securities:
U.S. Government-sponsored enterprises	$ ---	$234,350	$ ---	$234,350
U.S. Government agencies	$ ---	$ 22,107	$ ---	$ 22,107
Private label	$ ---	$ 26,353	$ ---	$ 26,353
Obligations of states and political subdivisions thereof	$ ---	$ 61,660	$ ---	$ 61,660
Derivative assets	$ ---	$ 671	$ ---	$ 671

The following table summarizes financial assets and financial liabilities measured at fair value during the quarter, on a non-recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 9/30/10	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 9/30/10

Collateral dependent impaired loans	$480	$ ---	$ ---	$480	$330

The Company had total collateral dependent impaired loans with a carrying value of $3,898 which had specific reserves included in the allowance of $713 at September 30, 2010.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at September 30, 2010, and December 31, 2009, follows:

	September 30, 2010		December 31, 2009

	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 8,854	$ 8,854	$ 9,832	$ 9,832
Loans, net	672,335	679,787	661,678	663,717
Interest receivable	4,529	4,529	4,441	4,441
Securities, available for sale	369,422	369,422	347,026	347,026
Derivative instruments	56	56	671	671

Financial liabilities:
Deposits (with no stated maturity)	341,108	341,108	304,072	304,072
Time deposits	357,765	366,688	337,101	340,242
Borrowings	291,987	304,184	311,629	319,216
Interest payable	1,103	1,103	1,246	1,246

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, and financial condition at September 30, 2010, and December 31, 2009, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in third quarter 2010 and 2009 interest income was $836 and $833, respectively, of tax-exempt interest income from certain investment securities and loans. For the nine months ended September 30, 2010 and 2009, the amount of tax-exempt income included in interest income was $2,591 and $2,294, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $396 and $391 in the third quarter of 2010 and 2009, respectively, and $1,228 and $1,080 for the nine months ended September 30, 2010 and 2009, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management evaluates its estimates on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other than temporary impairment on securities, income tax estimates, and the evaluation of intangible assets. The use of these estimates is more fully described in Part I, Item 1, Note 2 of the consolidated financial statements in this quarterly report on Form 10-Q.

EXECUTIVE OVERVIEW

Summary Results of Operations

The Company reported consolidated net income available to common shareholders of $2,870 for the quarter ended September 30, 2010, compared with $2,833 for the third quarter of 2009, representing an increase of $37, or 1.3%. The Company’s diluted earnings per share amounted to $0.75 for the third quarter of 2010, compared with $0.95 for the third quarter of 2009, representing a decline of $0.20, or 21.1%.

The Company’s annualized return on average shareholders’ equity ("ROE") amounted to 10.81% for the quarter, compared with 14.02% in the third quarter of 2009. The decline in third quarter ROE compared with the third quarter of 2009 was principally attributed to a $17,508 or 19.9% increase in average shareholders equity, which amounted to $105,362 in the third quarter. The Company’s annualized return on average assets ("ROA") amounted to 1.04% for the quarter, compared with 1.16% in the third quarter of 2009.

For the nine months ended September 30, 2010, the Company’s net income available to common shareholders amounted to $7,980, compared with $7,724 for the same period in 2009, representing an increase of $256, or 3.3%. Diluted earnings per share amounted to $2.09 for the nine months ended September 30, 2010, compared with $2.63 for the same period in 2009, representing a decline of $0.54, or 20.5%.

For the nine months ended September 30, 2010, the Company’s ROE amounted to 10.94%, compared with 13.16% for the same period in 2009. The Company’s ROA amounted to 1.07%, compared with 1.08% for the nine months ended September 30, 2009.

The declines in third quarter and year-to-date 2010 diluted earnings per share largely reflect the Company’s previously reported issuance of 882,021 shares of its common stock in the fourth quarter of 2009 and the first quarter of 2010, the proceeds from which were primarily used to repurchase all of the shares of Preferred Stock sold to the U.S. Department of the Treasury (the "Treasury") in the first quarter of 2009 as part of the Capital Purchase Program established by the Treasury under the Emergency Economic Stabilization Act of 2008.

  Net Interest Income: For the quarter ended September 30, 2010, net interest income on a tax-equivalent basis amounted to $8,342, down $481 or 5.5% compared with the third quarter of 2009. The decline in net interest income was principally attributed to a 23 basis point decline in the Bank’s tax-equivalent net interest margin to 3.15% for the quarter, offset in part by average earning asset growth of $15,138, or 1.5%, compared with the third quarter of 2009. The decline in the net interest margin was largely attributed to earning asset yields, which declined 23 basis points more than the cost of interest bearing liabilities.

For the nine months ended September 30, 2010, net interest income on a tax-equivalent basis amounted to $25,027, down $1,268 or 4.8%, compared with the same period in 2009. The decline in net interest income was principally attributed to the Bank’s tax-equivalent net interest margin, which declined 23 basis points to 3.22%, offset in part by earning asset growth of $19,822 or 1.9%. The decline in the net interest margin was largely attributed to earning asset yields, which declined 23 basis points more than the cost of interest bearing liabilities.

Factors contributing to the net interest margin declines during the three and nine months ended September 30, 2010 included the ongoing re-pricing of certain commercial loans and the origination and accelerated refinancing of residential mortgage loans during a period of historically low interest rates. The replacement of accelerated cash flows from the Bank’s mortgage-backed securities portfolio also contributed heavily to the margin declines. The Bank’s third quarter net interest margin was also impacted by the maturity of a $20 million derivative instrument in the form of an interest rate floor agreement, which had been guaranteeing a minimum of 6.00% on a Prime based portfolio of loans. In addition, as previously reported, over the past fifteen months the Bank has acted to protect future earnings from interest rate risk by extending a portion of its low cost, short-term wholesale funding maturities. While this strategy has pressured the net interest margin in the near-term, the Bank’s balance sheet has been positioned such that future levels of net interest income are largely insulated from rising interest rates.

As previously reported, the Bank’s year-to-date net interest income and net interest margin were also negatively impacted by the accelerated mortgage-backed securities premium amortization related to the Fannie Mae and Freddie Mac cumulative repurchases of seriously delinquent securitized loans earlier in the year. The accelerated premium amortization related to these cumulative repurchases reduced year-to-date net interest income by approximately $420 and the net interest margin by approximately 5 basis points.

  Non-interest Income: For the quarter ended September 30, 2010, total non-interest income amounted to $2,065, up $149 or 7.8%, compared with the third quarter of 2009.

Total securities gains, net of other-than-temporary impairment losses, amounted to $407 in the third quarter, up $223 compared with the same quarter last year. Third quarter net securities gains were comprised of realized gains on the sale of securities amounting to $618, offset in part by other-than-temporary impairment losses of $211 on certain available-for-sale, private label residential mortgage-backed securities.

Trust and other financial services fees amounted to $800 in the third quarter, up $155 or 24.0% compared with the third quarter of 2009. Assets under management at quarter end stood at $301,029, up $33,254 or 12.4% compared with September 30, 2009, reflecting additional new business and some recovery in the equity markets

The foregoing increases in third quarter non-interest income were largely offset by a $228, or 98.3%, decline in income from mortgage banking activities. During the third quarter all residential mortgage loan originations were held in the Bank’s loan portfolio, whereas in the third quarter of 2009 a large portion of residential mortgage loan originations were sold into the secondary market with customer servicing retained.

For the nine months ended September 30, 2010, total non-interest income amounted to $5,770, up $881, or 18.0%, compared with the same period in 2009.

Total securities gains, net of other-than-temporary impairment losses, amounted to $1,224 for the nine months ended September 30, 2010, up $668 compared with the same period in 2009. Year-to-date net securities gains were comprised of realized gains on the sale of securities amounting to $1,975, largely offset by other-than-temporary impairment losses of $751 on certain available-for-sale, private label, residential mortgage-backed securities.

Trust and other financial services fees amounted to $2,136 for the nine months ended September 30, 2010, up $331, or 18.3%, compared with the same period in 2009.

For the nine months ended September 30, 2010, credit and debit card service charges and fees amounted to $844, up $130 or 18.2% compared with the same period in 2009. This increase was principally attributed to continued growth of the Bank’s demand deposits and NOW accounts, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

The foregoing increases in year-to-date non-interest income were offset in part by a $232, or 76.1%, decline in income from mortgage banking activities. During 2010 substantially all residential mortgage loan originations were held in the Bank’s loan portfolio, whereas during the same period in 2009 a large portion of residential mortgage loan originations were sold into the secondary market with customer servicing retained.

  Non-interest Expense: For the quarter ended September 30, 2010, total non-interest expense amounted to $5,518, up $551, or 11.1%, compared with the third quarter of 2009. The increase in non-interest expense was attributed to a wide variety of factors including increases in salaries and employee benefits, loan collection expenses, professional services fees, marketing expenses, insurance, and expenses associated with the disposal of certain fixed assets. Third quarter non-interest expense also included $69 of expenses related to the preparation of fiduciary tax returns for the Bank’s trust clients, whereas in 2009 these expenses were almost entirely recorded in the second quarter.

For the nine months ended September 30, 2010, total non-interest expense amounted to $16,115, up $432, or 2.8%, compared with the same period in 2009. The increase in non-interest expense was principally attributed to salaries and employee benefits, which were up $531 or 6.4% compared with the same period in 2009. The increase in salaries and employee benefits was principally attributed to increases in employee health insurance premiums, normal increases in base salaries, as well as changes in staffing levels and mix. The foregoing increases were partially offset by $402 of employee health insurance credits attained during the nine months ended September 30, 2010, based on favorable claims experience.

FDIC deposit insurance assessments amounted to $797 for the nine months ended September 30, 2010, down $97 or 10.9% compared with the same period in 2009. This decline was principally attributed to a $495 special FDIC assessment recorded in the second quarter of 2009, offset by increased deposit insurance premiums for all FDIC insured banks as a result of the FDIC’s plan to reestablish the Deposit Insurance Fund to levels required by the Federal Deposit Reform Act of 2005.

  Efficiency Ratio: The Company’s efficiency ratio, or non-interest operating expenses divided by the sum of tax-equivalent net interest income and non-interest income other than net securities gains and other-than-temporary impairments, measures the relationship of operating expenses to revenues. For the three and nine months ended September 30, 2010, the Company’s efficiency ratios amounted to 54.9% and 54.3%, compared with 46.9% and 51.0% for the same periods in 2009, respectively.

Summary Financial Condition

At September 30, 2010 the Company’s total assets stood at $1,103,329, up $30,948, or 2.9%, compared with December 31, 2009.

  Loans: Total loans ended the third quarter at $680,875, up $11,383, or 1.7%, compared with December 31, 2009. Loan growth was led by commercial loans, which ended the quarter at $379,637, up $10,385 or 2.8% compared with December 31, 2009.

Consumer loans, which principally consist of residential real estate mortgage loans and home equity loans, increased $1,437 or 0.5% compared with December 31, 2009. This increase was principally attributed to home equity loans, which were up $2,081 or 3.8% compared with year-end 2009.

Residential mortgage loan origination activity slowed during the first nine months of 2010, largely reflecting current economic conditions and uncertainties with respect to further real estate market declines in the communities served by the Bank, and to a lesser extent the expiration of the first time home buyers tax credit. The Bank’s residential real estate mortgage portfolio posted a decline of $569, or 0.3%, compared with December 31, 2009, as loans originated and closed were more than offset by cash flows and principal pay-downs from the Bank’s $225,181 residential mortgage loan portfolio.

  Credit Quality: Total non-performing loans ended the third quarter at $8,931, down $245 or 2.7%, compared with December 31, 2009. At September 30, 2010, total non-performing loans represented 1.31% of total loans, down from 1.37% at year-end 2009.

During the nine months ended September 30, 2010, the Bank enjoyed a relatively low level of loan loss experience. Total net loan charge-offs amounted to $774, or annualized net charge-offs to average loans outstanding of 0.15%, compared with $699, or annualized net charge-offs to average loans outstanding of 0.14%, during the same period in 2009.

For the three and nine months ended September 30, 2010, the Bank recorded provisions for loan losses of $450 and $1,500, representing declines of $607 and $1,057, compared with the same periods in 2009, respectively. Despite the year-over-year declines in the provision, the amounts recorded during the first nine months of 2010 were higher than historical norms, largely reflecting a continuance in the overall level of credit deterioration, but aided by relatively low levels of net loan charge-offs and non-performing loans, stabilizing economic conditions, and slowing loan portfolio growth.

The Bank maintains an allowance for loan losses (the "allowance") which is available to absorb probable losses on loans. The allowance is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses. At September 30, 2010, the allowance stood at $8,540, representing an increase of $726 or 9.3% compared with December 31, 2009. The allowance expressed as a percentage of total loans stood at 1.25% at quarter end, up from 1.17% at December 31, 2009. The increase in the allowance was principally attributed to continued credit deterioration in the Bank’s loan portfolio, including an increase in potential problem loans. Company management believes this is reflective of depressed economic conditions, including elevated unemployment levels and declining real estate values in the markets served by the Bank.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding non-performing loans, potential problem loans and the allowance.

  Securities: Total securities ended the third quarter at $369,422, up $22,396, or 6.5%, compared with December 31, 2009. The 2010 increase in the portfolio occurred early in the third quarter and was largely attributed to purchases of mortgage-backed securities issued by the Government National Mortgage Association, which bear no credit risk because they are backed by the full faith of the U.S. Government. At September 30, 2010, securities backed by the full faith of the U.S. Government were up $28,632, or 129.5%, compared with year-end 2009. Based on prevailing market conditions, fourth quarter cash flows from the Bank’s securities portfolio may or may not be fully re-invested.

For the nine months ended September 30, 2010, total average securities amounted to $343,857, representing a decline of $5,281 or 1.5%, compared with the same period in 2009. Company management has been cautious about leveraging the portfolio in consideration of historically low market yields and the corresponding interest rate risk should interest rates begin to rise. While this action inhibited the growth of the Bank’s net interest income in the near-term, Company management believes the long-term risks outweigh the short-term rewards.

Securities purchased during the first nine months of 2010 principally consisted of mortgage-backed securities issued and guaranteed by U.S. Government agencies and sponsored-enterprises.

  Deposits: Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in summer and autumn. The timing and extent of seasonal swings have varied from year to year, particularly with respect to demand deposits.

Total deposits ended the third quarter at $698,873, up $57,700, or 9.0%, compared with December 31, 2009. Total retail deposits ended the third quarter at $606,282, up $57,099 or 10.4% compared with year-end 2009. Retail deposit growth was principally attributed to savings and money market accounts, and time deposits, which increased $22,363 and $20,063, or 13.0% and 8.2%, respectively. Demand deposits were up $8,345 or 14.5%, while NOW accounts were up $6,328, or 8.5%.

Brokered deposits obtained from the national market ended the third quarter at $92,591, up $601, or 0.7%, compared with December 31, 2009. Brokered deposits are generally utilized to help support the Bank’s earning asset growth, while maintaining its strong, on-balance-sheet liquidity position via secured borrowing lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank.

  Borrowings: Total borrowings ended the third quarter at $291,987, down $19,642, or 6.3%, compared with December 31, 2009. The decline in borrowings was principally attributed to strong retail deposit growth.

  Capital: At quarter end the Company and the Bank continued to exceed regulatory requirements for "well-capitalized" institutions. Under the capital adequacy guidelines administered by the Bank’s principal regulators, "well-capitalized" institutions are those with Tier I leverage, Tier I Risk-based, and Total Risk-based ratios of at least 5%, 6% and 10%, respectively. At September 30, 2010, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios were 9.06%, 13.61% and 15.48%.

At September 30, 2010, the Company’s tangible common equity ratio stood at 9.38%, up from 8.60% at December 31, 2009.

At September 30, 2010 the Company’s tangible book value per share amounted to $27.14, compared with $24.92 at December 31, 2009.

  Shareholder Dividends: The Company paid regular cash dividends of $0.26 per share of common stock in the third quarter of 2010, unchanged compared with the same quarter in 2009. The Company’s Board of Directors recently declared a fourth quarter 2010 regular cash dividend of $0.265 per share of common stock, which based on the quarter-end price of BHB common stock represented a dividend yield of 3.83%.

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

Total Net Interest Income: For the three months ended September 30, 2010, net interest income on a tax equivalent basis amounted to $8,342, compared with $8,823 in the third quarter of 2009, representing a decline of $481, or 5.5%. As more fully discussed below, the decline in third quarter 2010 tax-equivalent net interest income compared with the third quarter of 2009 was principally attributed to a 23 basis point decline in the Bank’s net interest margin, offset in part by a $15,138 or 1.5% increase in average earning assets.

For the nine months ended September 30, 2010, net interest income on a tax-equivalent basis amounted to $25,027, compared with $26,295 for the same period in 2009, representing a decline of $1,268, or 4.8%. As more fully discussed below, the decline tax-equivalent net interest income was principally attributed to a 23 basis point decline in the Bank’s net interest margin, partially offset by a $19,822 or 1.9% increase in average earning assets compared with the nine months ended September 30, 2009.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and nine months ended September 30, 2010 and 2009, respectively:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

	2010			2009
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 681,646	$ 8,824	5.14%	$ 663,039	$ 8,799	5.27%
Taxable securities (2)	289,827	3,359	4.60%	294,572	4,190	5.64%
Non-taxable securities (2,3)	60,165	1,090	7.19%	61,569	1,106	7.13%
Total securities	349,992	4,449	5.04%	356,141	5,296	5.90%
Federal Home Loan Bank stock	16,068	---	0.00%	16,068	---	0.00%
Fed funds sold, money market funds, and time
deposits with other banks	2,978	2	0.27%	298	1	1.33%

Total Earning Assets	1,050,684	13,275	5.01%	1,035,546	14,096	5.40%

Non-Interest Earning Assets:
Cash and due from banks	10,415			9,384
Allowance for loan losses	(8,611)			(7,068)
Other assets (2)	40,883			27,472
Total Assets	$1,093,371			$1,065,334

Interest Bearing Liabilities:
Deposits	$ 635,884	$ 2,499	1.56%	$ 589,243	$ 2,664	1.79%
Borrowings	284,968	2,434	3.39%	324,081	2,609	3.19%
Total Interest Bearing Liabilities	920,852	4,933	2.13%	913,324	5,273	2.29%
Rate Spread			2.88%			3.11%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	61,869			58,139
Other liabilities	5,288			6,017
Total Liabilities	988,009			977,480
Shareholders' equity	105,362			87,854
Total Liabilities and Shareholders' Equity	$1,093,371			$1,065,334
Net interest income and net interest margin (3)		8,342	3.15%		8,823	3.38%
Less: Tax Equivalent adjustment		(396)			(391)
Net Interest Income		$ 7,946	3.00%		$ 8,432	3.23%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

	2010			2009
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 677,829	$26,288	5.19%	$ 653,740	$26,361	5.39%
Taxable securities (2)	282,638	9,982	4.72%	293,731	12,795	5.82%
Non-taxable securities (2,3)	61,219	3,394	7.41%	55,407	3,055	7.37%
Total securities	343,857	13,376	5.20%	349,138	15,850	6.07%
Federal Home Loan Bank stock	16,068	---	0.00%	15,686	---	0.00%
Fed funds sold, money market funds, and time
deposits with other banks	1,145	2	0.23%	513	3	0.78%

Total Earning Assets	1,038,899	39,666	5.10%	1,019,077	42,214	5.54%

Non-Interest Earning Assets:
Cash and due from banks	8,659			8,505
Allowance for loan losses	(8,384)			(6,306)
Other assets (2)	38,757			27,558
Total Assets	$1,077,931			$1,048,834

Interest Bearing Liabilities:
Deposits	$ 625,848	$ 7,450	1.59%	$ 562,599	$ 8,100	1.92%
Borrowings	287,085	7,189	3.35%	342,862	7,819	3.05%
Total Interest Bearing Liabilities	912,933	14,639	2.14%	905,461	15,919	2.35%
Rate Spread			2.96%			3.19%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	54,258			51,589
Other liabilities	5,228			5,582
Total Liabilities	972,419			962,632
Shareholders' equity	105,512			86,202
Total Liabilities and Shareholders' Equity	$1,077,931			$1,048,834
Net interest income and net interest margin (3)		25,027	3.22%		26,295	3.45%
Less: Tax Equivalent adjustment		(1,228)			(1,080)
Net Interest Income		$23,799	3.06%		$25,215	3.31%

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

For the three months ended September 30, 2010, the tax equivalent net interest margin amounted to 3.15%, compared with 3.38% in the third quarter of 2009, representing a decline of 23 basis points. The decline in the net interest margin from the third quarter of 2009 was largely attributed earning asset yields, which declined 23 basis points more than the cost of interest bearing liabilities.

For the nine months ended September 30, 2010, the tax equivalent net interest margin amounted to 3.22%, compared with 3.45% for the same period in 2009, representing a decline of 23 basis points. The decline in the net interest margin from the first three quarters of 2009 was largely attributed to earning asset yields, which declined 23 basis points more than the cost of interest bearing liabilities.

A variety of factors contributed to the earning asset yield and net interest margin declines during the three and nine months ended September 30, 2010, including the replacement of accelerated cash flows from the Bank’s mortgage-backed ("MBS") securities portfolio during a period of historically low interest rates. The year-to-date yield on the securities portfolio was also negatively impacted by the accelerated mortgage-backed securities premium amortization related to the Fannie Mae and Freddie Mac cumulative repurchases of seriously delinquent securitized loans earlier in the year. As previously reported, in early 2010 these Government-sponsored enterprises announced they would buy back an approximate $200 billion backlog of seriously delinquent mortgages contained in certain residential MBS previously sold to investors, including the Company. These cumulative repurchases were completed during the second quarter. The Bank’s year-to-date net interest margin and net interest income were negatively impacted by the accelerated MBS premium amortization related to the aforementioned repurchases, which reduced the net interest margin by approximately 5 basis points and net interest income by approximately $420.

The Bank’s year-to-date and third quarter earning asset yield and net interest margin declines were also attributed to the ongoing origination and competitive re-pricing of certain commercial loans during a period of historically low interest rates. Likewise, the replacement of accelerated cash flows from the Bank’s residential mortgage loan portfolio, which was principally driven by heavy re-financing activity, also contributed to the earning asset and net interest margin declines. In addition, third quarter 2010 earning asset yields were negatively impacted by the maturity of a $20,000 interest rate floor agreement (an off balance sheet derivative instrument), which had been guaranteeing a minimum of 6.00% on a Prime based portfolio of loans.

The Bank’s year-to-date and third quarter net interest margin declines compared with the same periods in 2009 were also impacted by a moderate shift from short-term funding to higher cost, long-term funding on the Bank’s balance sheet. Considering the current near zero percent short-term funding rates and the shape of the U.S. Treasury yield curve, the Bank’s interest rate risk management strategy has been focused on protecting net interest income over a long-term horizon, particularly in a rising interest rate environment. While this strategy pressures earnings in the near-term, Company management believes the long term-risks associated with funding the balance sheet short outweigh the short-term rewards. At September 30, 2010, Company management believes the Bank’s balance sheet has been positioned such that future levels of net interest income are largely insulated from rising interest rates.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2010			2009				2008
Quarter:	3	2	1	4	3	2	1	4
Interest Earning Assets:
Loans (1,3)	5.14%	5.20%	5.22%	5.16%	5.27%	5.35%	5.56%	5.93%
Taxable securities (2)	4.60%	4.35%	5.23%	5.31%	5.64%	5.86%	5.98%	5.81%
Non-taxable securities (2,3)	7.19%	7.57%	7.48%	7.53%	7.13%	7.61%	7.39%	7.02%
Total securities	5.04%	4.93%	5.64%	5.70%	5.90%	6.14%	6.18%	5.97%
Federal Home Loan Bank stock	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	2.46%
Fed Funds sold, money market funds, and time deposits with other banks	0.27%	0.00%	0.00%	0.00%	1.33%	0.00%	0.93%	2.16%
Total Earning Assets	5.01%	5.03%	5.28%	5.26%	5.40%	5.55%	5.68%	5.88%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	1.56%	1.57%	1.64%	1.73%	1.79%	1.84%	2.17%	2.62%
Borrowings	3.39%	3.24%	3.42%	3.34%	3.19%	2.90%	3.07%	3.67%
Total Interest Bearing Liabilities	2.13%	2.10%	2.21%	2.27%	2.29%	2.24%	2.53%	3.00%

Rate Spread	2.88%	2.93%	3.07%	2.99%	3.11%	3.31%	3.15%	2.88%

Net Interest Margin (3)	3.15%	3.17%	3.34%	3.27%	3.38%	3.54%	3.42%	3.21%

Net Interest Margin without Tax Equivalent Adjustments	3.00%	3.01%	3.18%	3.10%	3.23%	3.39%	3.30%	3.10%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3) For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

The weighted average cost of interest bearing liabilities amounted to 2.13% in the third quarter of 2010, compared with 2.29% in the third quarter of 2009, representing a decline of 16 basis points and largely reflecting the re-pricing of deposits and borrowings in a historically low interest rate environment. The weighted average yield on average earning assets amounted to 5.01% in the third quarter of 2010, compared with 5.40% in the third quarter of 2009, representing a decline of 39 basis points and attributed to reasons discussed immediately above. In summary, since the third quarter of 2009 the decline in the Bank’s weighted average yield on its earning asset portfolios exceeded the decline in the weighted average cost of interest bearing liabilities by 23 basis points.

For the nine months ended September 30, 2010, the weighted average cost of interest bearing liabilities amounted to 2.14%, compared with 2.35% for the same period in 2009, representing a decline of 21 basis points and largely reflecting the re-pricing of deposits and borrowings in a historically low interest rate environment. The weighted average yield on average earning assets amounted to 5.10% compared with 5.54% during the nine months ended September 30, 2009, representing a decline of 44 basis points and attributed to reasons discussed immediately above. To summarize, comparing the first nine months of 2010 with the same period in 2009, the decline in the Bank’s weighted average yield on its earning asset portfolios exceeded the decline in the weighted average cost of interest bearing liabilities by 23 basis points.

Should interest rates continue at current levels, Company management anticipates the net interest margin will continue to experience some further pressure over the next twelve months but not to the extent experienced over the past twelve months, as assets and liabilities are generally expected to re-price or be replaced proportionally into the current low interest rate environment.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest and Dividend Income: For the three months ended September 30, 2010, total interest and dividend income on a tax-equivalent basis amounted to $13,275, compared with $14,096 in the third quarter of 2009, representing a decline of $821, or 5.8%. The decline in interest and dividend income was principally attributed to a 39 basis point decline in the weighted average earning asset yield, offset in part by earning asset growth of $15,138 or 1.5%. The decline in interest and dividend income was entirely attributed to securities income, which declined $847 or 16.0%. The decline in securities income from the third quarter of 2009 was largely attributed to the ongoing replacement of accelerated portfolio cash flows in a historically low interest rate environment. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity and defaults, the cash flow impact of the previously discussed Fannie Mae and Freddie Mac securitized loan buyouts, and a $6,149 or 1.7% decline in average securities.

For the quarter ended September 30, 2010, interest income from the loan portfolio amounted to $8,824, representing a slight increase of $25, compared with the third quarter of 2009. While the weighted average yield on the loan portfolio declined 13 basis points to 5.14%, the impact of this decline was essentially offset by average loan portfolio growth of $18,607, or 2.8%.

As depicted on the rate/volume analysis table below, comparing the three months ended September 30, 2010 with the same quarter in 2009, the impact of the lower weighted average earning asset yield contributed $984 to the decline in total tax-equivalent interest income, offset in part by $163 attributed to the increased volume of total average earning assets.

For the nine months ended September 30, 2010, total interest and dividend income on a tax-equivalent basis amounted to $39,666, compared with $42,214 for the same period in 2009, representing a decline of $2,548, or 6.0%. The decline in interest and dividend income was principally attributed to a 44 basis point decline in the weighted average earning asset yield, partially offset by average earning asset growth of $19,822 or 1.9%, compared with the first nine months of 2009. The decline in interest and dividend income was almost entirely attributed to securities income, which declined $2,474 or 15.6%. Factors contributing to the decline in securities income principally included the aforementioned $420 impact of the cumulative buyback of loans contained in certain mortgage-backed securities, the replacement of accelerated cash flows from the portfolio during a period of historically low interest rates, and a $5,281 or 1.5% decline in total average securities.

For the nine months ended September 30, 2010, interest income from the loan portfolio amounted to $26,288, representing a slight decline of $73, compared with the same period in 2009. While the weighted average yield on the loan portfolio declined 20 basis points to 5.19%, the impact of this decline was essentially offset by average loan portfolio growth of $24,089, or 3.7%.

For the nine months ended September 30, 2010, the Bank did not record any Federal Home Loan Bank ("FHLB") stock dividends, unchanged compared with the same period in 2009. In the first quarter of 2009, the FHLB of Boston advised its members that it is focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments were suspended for all of 2009, and it is unlikely that dividends will be paid in 2010. For the nine months ended September 30, 2010, the average balance of FHLB stock on the Bank’s balance sheet amounted to $16,068.

As depicted on the rate/volume analysis table below, comparing the nine months ended September 30, 2010, with the same period in 2009, the impact of the lower weighted average earning asset yield contributed $3,370 to the decline in total tax-equivalent interest income, offset in part by a positive $822 attributed to the increased volume of total average earning assets on the Bank’s balance sheet.

Interest Expense: For the three months ended September 30, 2010, total interest expense amounted to $4,933, compared with $5,273 in the third quarter of 2009, representing a decline of $340, or 6.4%. The decline in interest expense was attributed to a 16 basis point decline in the weighted average cost of interest bearing liabilities, which was partially offset by a $7,528 or 0.8% increase in total average interest bearing liabilities, compared with the third quarter of 2009. The decline in the average cost of interest bearing funds was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment.

For the three months ended September 30, 2010, the total weighted average cost of interest bearing liabilities amounted to 2.13%, compared with 2.29% for the same quarter in 2009, representing a decline of 16 basis points. The weighted average cost of interest bearing deposits declined 23 basis points to 1.56%, compared with the third quarter of 2009. The weighted average cost of borrowed funds increased 20 basis points to 3.39%, principally reflecting the addition of long-term borrowings to the Bank’s balance sheet, which significantly improved the Bank’s interest rate risk profile in a rising rate environment. The increase in the cost of borrowings due to increase in interest rate was offset by a $39,113 decline in total borrowings, primarily caused by a decrease in low cost short-term borrowings. This decline was attributed to strong retail deposit growth.

As depicted on the rate/volume analysis table below, comparing the three months ended September 30, 2010 with the same quarter in 2009, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $236 to the decline in interest expense, while the impact of the volume of average interest bearing liabilities contributed $104.

For the nine months ended September 30, 2010, total interest expense amounted to $14,639, compared with $15,919 for the same period in 2009, representing a decline of $1,280, or 8.0%. The decline in interest expense was attributed to a 21 basis point decline in the weighted average cost of interest bearing liabilities, partially offset by a $7,472 or 0.8% increase in total average interest bearing liabilities.

The decline in the average cost of interest bearing liabilities was principally attributed to prevailing, historically low short-term and long-term market interest rates. The total weighted average cost of interest bearing liabilities amounted to 2.14%, compared with 2.35% for the same period in 2009, representing a decline of 21 basis points. The weighted average cost of interest bearing deposits declined 33 basis points to 1.59%, while the weighted average cost of borrowed funds increased 30 basis points to 3.35%, principally reflecting the addition of long-term borrowings to the Bank’s balance sheet and the average balance pay-down of $55,777 in low cost borrowings based on strong retail deposit growth.

As depicted on the rate/volume analysis table below, comparing the nine months ended September 30, 2010, with the same period in 2009, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $918 to the decline in interest expense, while the impact of the volume of average interest bearing liabilities contributed $362.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2010 VERSUS SEPTEMBER 30, 2009
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 246	$(221)	$ 25
Taxable securities (2)	(67)	(764)	(831)
Non-taxable securities (2,3)	(25)	9	(16)
Fed funds sold, money market funds, and time
deposits with other banks	9	(8)	1

TOTAL EARNING ASSETS	$ 163	$(984)	$(821)

Interest bearing deposits	211	(376)	(165)
Borrowings	(315)	140	(175)
TOTAL INTEREST BEARING LIABILITIES	$(104)	$(236)	$(340)

NET CHANGE IN NET INTEREST INCOME	$ 267	$(748)	$(481)

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2010 VERSUS SEPTEMBER 30, 2009
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 981	$(1,054)	$ (73)
Taxable securities (2)	(483)	(2,330)	(2,813)
Non-taxable securities (2,3)	320	19	339
Fed funds sold, money market funds, and time deposits with other banks	4	(5)	(1)

TOTAL EARNING ASSETS	$ 822	$(3,370)	$(2,548)

Interest bearing deposits	913	(1,563)	(650)
Borrowings	(1,275)	645	(630)
TOTAL INTEREST BEARING LIABILITIES	$ (362)	$ (918)	$(1,280)

NET CHANGE IN NET INTEREST INCOME	$ 1,184	$(2,452)	$(1,268)

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

The Bank’s non-performing loans ended the third quarter below year-end 2009 levels. At September 30, 2010, total non-performing loans amounted to $8,931, or 1.31% of total loans, compared with $9,176, or 1.37% at December 31, 2009. The Bank’s allowance for loan losses expressed as a percentage of non-performing loans stood at 95.6% at September 30, 2010, compared with 85.2% at December 31, 2009.

For the nine months ended September 30, 2010, total net loan charge-offs amounted to $774, compared with $699 for the same period in 2009. For the nine months ended September 30, 2010, annualized net charge-offs to average loans outstanding amounted to 0.15%, compared with 0.14% for the same period in 2009.

For the three and nine months ended September 30, 2010, the provision for loan losses (the "provision") amounted to $450 and $1,500, compared with $1,057 and $2,557 for the same periods in 2009, representing declines of $607 and $1,057, or 57.4% and 41.3%, respectively. Despite the year-over-year declines in the provision, the amounts recorded during the first nine months of 2010 were higher than historical norms, largely reflecting a continuance in the overall level of credit deterioration, but aided by relatively low levels of net loan charge-offs and non-performing loans, stabilizing economic conditions and real estate values, and slowing loan portfolio growth during the nine months ended September 30, 2010.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis regarding the allowance.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the three months ended September 30, 2010, total non-interest income amounted to $2,065, compared with $1,916 for the same quarter in 2009, representing an increase of $149 or 7.8%.

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

For the three months ended September 30, 2010, income from trust and other financial services amounted to $800, compared with $645 for the same quarter in 2009, representing an increase of $155, or 24.0%. For the nine months ended September 30, 2010 income from trust and other financial services amounted to $2,136, compared with $1,805 for the same period in 2009, representing an increase of $331, or 18.3%. The increases in fee income from trust and financial services were largely attributed to increases in the market values of assets under management, as well as increased brokerage activity during the three and nine months ended September 30, 2010.

Reflecting additional new business and some recovery in the equity markets, quarter-end assets under management stood at $301,029, representing an increase of $33,254 or 12.4% compared with September 30, 2009.

Service Charges on Deposits: This income is principally derived from deposit account overdraft fees and, to a lesser extent, monthly deposit account maintenance and activity fees, and a variety of other deposit account related fees.

For the three months ended September 30, 2010, income from service charges on deposit accounts amounted to $365, compared with $396 for the same quarter in 2009, representing a decline of $31 or 7.8%. For the nine months ended September 30, 2010, income from service charges on deposits amounted to $1,051, compared with $1,065 for the same period in 2009, representing a decline of $14, or 1.3%.

The three and nine month declines in service charges on deposit accounts were principally attributed to declines in deposit account overdraft fees, reflecting reduced overdraft activity and the impact of new regulations.

On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions of the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, restrict the ability of a bank to offer overdraft protection to deposit customers without their consent and to derive fees from overdraft programs. For the third quarter of 2010, the Bank’s overdraft fees on deposit accounts amounted to $243, representing a decline of $54, or 18.3%, compared with the second quarter of 2010.

Mortgage Banking Activities: This income is principally derived from gains on sales of residential mortgage loans into the secondary market and ongoing retained mortgage loan servicing fees.

For the three and nine months ended September 30, 2010, income from mortgage banking activities amounted to $4 and $73, compared with $232 and $305 for the same periods in 2009, representing declines of $228 and $232, or 98.3% and 76.1%, respectively. During the first nine months of 2010, substantially all residential mortgage loan originations were held in the Bank’s loan portfolio, whereas during the same period in 2009 certain residential mortgage loan originations were sold into the secondary market with customer servicing retained. Management’s decision to hold 2010 residential mortgage loan originations in the loan portfolio in part reflects a relative scarcity of alternative earning assets of comparable quality and yield, and the fact that these loans could be funded with long-term interest bearing liabilities at historically low interest rates.

Credit and Debit Card Service Charges and Fees: This income is principally derived from the Bank’s Visa debit card product, merchant credit card processing fees and fees associated with Visa credit cards.

For the three months ended September 30, 2010, credit and debit card service charges and fees amounted to $318, compared with $286 in the third quarter of 2009, representing an increase of $32, or 11.2%. For the nine months ended September 30, 2010, credit and debit card service charges and fees amounted to $844, compared with $714 for the same period in 2009, representing an increase of $130, or 18.2%.

The increases in credit and debit card service charges and fees were principally attributed to continued growth of the Bank’s demand deposits and NOW accounts, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three months ended September 30, 2010, total net securities gains amounted to $618, compared with $695 in the third quarter of 2009, representing a decline of $77, or 11.1%. The total securities gains recorded in the third quarter of 2010 and 2009 were comprised entirely of realized gains on the sale of securities.

For the nine months ended September 30, 2010, total securities gains amounted to $1,975 compared with $1,521 for the same period in 2009, representing an increase of $454, or 29.8%. The total net securities gains recorded during the nine months ended September 30, 2010 were comprised entirely of realized gains on the sale of securities. The total net securities gains recorded during the nine months ended September 30, 2009, were comprised of realized gains on the sale of securities amounting to $2,528, largely offset by $1,007 in other-than-temporary impairment ("OTTI") losses.

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

For further information about securities gains and losses and other-than-temporary impairment losses recorded during the three and nine months ended September 30, 2010 and 2009, refer to Notes 2 and 4 of the consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

Net Other-than-temporary Impairment Losses Recognized in Earnings: For the three months ended September 30, 2010, net OTTI losses recognized in earnings amounted to $211, compared with $511 in the third quarter of 2009, representing a decline of $300, or 58.7%. The OTTI losses recorded in the third quarter of 2010 related to two, available for sale, private label mortgage-backed securities, one of which the Company had previously determined to be other-than-temporarily impaired. In both cases the OTTI losses represented management’s best estimate of credit losses or additional credit losses on the collateral underlying these securities. The $211 in estimated credit losses, net of taxes, were previously recorded in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

For the nine months ended September 30, 2010, net OTTI losses recognized in earnings amounted to $751, compared with $965 during the same period in 2009, representing a decline of $214, or 22.2%. As discussed immediately above, in the first quarter of 2009 OTTI losses amounting to $1,007 were recorded as a component of net securities gains.

The OTTI losses recognized in earnings during the first nine months of 2010 related to ten, available for sale, private label mortgage-backed securities. In all cases the OTTI losses represented management’s best estimate of credit losses or additional credit losses on the collateral underlying these securities. The $751 in estimated credit losses, were previously recorded in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

For further information about other-than-temporary securities impairment losses recorded during the three and nine months ended September 30, 2010 and 2009, refer to Notes 2 and 4 of the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Non-interest Expense

For the three months ended September 30, 2010, total non-interest expense amounted to $5,518, compared with $4,967 in the third quarter of 2009, representing an increase of $551, or 11.1%. For the nine months ended September 30, 2010, total non-interest expense amounted to $16,115, compared with $15,683 for the same period in 2009, representing an increase of $432, or 2.8%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three months ended September 30, 2010, total salaries and employee benefits expense amounted to $3,001, compared with $2,895 for the same quarter in 2009, representing an increase of $106, or 3.7%. For the nine months ended September 30, 2010, salaries and employee benefits expense amounted to $8,863, compared with $8,332 for the same period in 2009, representing an increase of $531, or 6.4%.

The increases in salaries and employee benefits expense was principally attributed to increases in employee health insurance premiums, normal increases in base salaries, as well as changes in staffing levels and mix. The foregoing increases were partially offset by $402 of employee health insurance expense credits attained during the nine months ended September 30, 2010 based on favorable claims experience, of which $128 was recorded in the third quarter.

Occupancy Expenses: For the three months ended September 30, 2010, total occupancy expenses amounted to $317, compared with $299 for the same quarter in 2009, representing an increase of $18, or 6.0%. For the nine months ended September 30, 2009, total occupancy expenses amounted to $1,026, representing a decline of $1, or 0.1%.

Furniture and Equipment Expenses: For the three and nine months ended September 30, 2010 and 2009, furniture and equipment expenses amounted to $397 and $1,168, compared with $353 and $1,043 during the same periods is 2009, representing increases of $44 and $125, or 12.5% and 12.0%, respectively. The increases in furniture and equipment expenses were principally attributed to higher levels of depreciation expense, maintenance contract expenses, and miscellaneous equipment purchases and repairs.

FDIC Insurance Assessments: For the three months ended September 30, 2010, FDIC insurance assessments amounted to $267, compared with $213 for the same quarter in 2009, representing an increase of $54, or 25.4%. This increase was principally attributed to higher levels of insured deposits on the Bank’s balance sheet.

For the nine months ended September 30, 2010, total FDIC insurance assessments amounted to $797, compared with $894 for the same period in 2009, representing a decline of $97, or 10.9%. This decline was principally attributed to a $495 emergency special assessment recorded in the second quarter of 2009. The special assessment was levied on all financial institutions.

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

Other Operating Expense: For the three months ended September 30, 2010, total other operating expense amounted to $1,462, compared with $1,111 in the third quarter of 2009, representing an increase of $351, or 31.6%. The increase in other operating expense was attributed to a wide variety of factors including increases in loan collection expenses, professional services and audit fees, marketing expenses, charitable contributions, software depreciation, insurance, and expenses associated with the disposal of certain fixed assets. Third quarter non-interest expense also included $69 of expenses related to the preparation of fiduciary tax returns for the Bank’s trust clients, whereas in 2009 these expenses were almost entirely recorded in the second quarter.

For the nine months ended September 30, 2010, total other operating expenses amounted to $4,040, compared with $4,117 for the same period in 2009, representing a decline of $77, or 1.9%. This decline was principally attributed to a $193 write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired recorded during the first nine months of 2009. These investment funds, which generally qualify for Community Reinvestment Act credit, represent socially responsible venture capital investments in small businesses throughout Maine and New England. These write-downs principally reflected the impact current economic conditions have had on these funds.

Notable increases in other operating expenses during the nine months ended September 30, 2010 compared with the same period in 2009 included marketing, software depreciation expense, professional services fees, and loan collection expenses.

Income Taxes

For the three months ended September 30, 2010, total income taxes amounted to $1,173, compared with $1,219 in the third quarter of 2009, representing a decline of $46, or 3.8%. For nine months ended September 30, 2010, total income taxes amounted to $3,321, compared with $3,378 for the same period in 2009, representing a decline of $57, or 1.7%.

The Company's effective tax rates for the three and nine months ended September 30, 2010 amounted to 29.0% and 27.8%, compared with 28.2% and 28.5% for the same periods in 2009. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to increases in the level of non-taxable income in relation to taxable income.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at September 30, 2010 represented 61.7% and 33.5% of total assets, compared with 62.4% and 32.4% at December 31, 2009, respectively.

At September 30, 2010, the Company’s total assets amounted to $1,103,329, compared with $1,072,381 at December 31, 2009, representing an increase of $30,948, or 2.9%.

Securities

The securities portfolio is primarily comprised of Mortgage-backed securities ("MBS") issued by U.S. government agencies, U.S. government sponsored enterprises, and other non-agency, private label issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and debt obligations of other U.S. government sponsored enterprises. At September 30, 2010, the securities portfolio did not contain any pools of sub-prime MBS, collateralized debt obligations or commercial MBS. Additionally, the Bank did not own any equity securities or have any corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in FHLMC or FNMA, or any interests in pooled trust preferred securities or auction rate securities.

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

The securities portfolio represented 33.1% of the Company’s average earning assets during the nine months ended September 30, 2010 and generated 33.7% of total tax equivalent interest and dividend income, compared with 34.3% and 37.5% for the same period in 2009, respectively.

Securities available for sale represented 100% of total securities at September 30, 2010, and December 31, 2009. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At September 30, 2010, total net unrealized securities gains amounted to $6,903, compared with $419 at December 31, 2009, principally reflecting sharply declining market yields during the first nine months of 2010.

Total Securities: At September 30, 2010, total securities amounted to $369,422, compared with $347,026 at December 31, 2009, representing an increase of $22,396. The 2010 increase in the portfolio occurred early in the third quarter and was largely attributed to purchases of mortgage-backed securities issued by the Government National Mortgage Association, which bear no credit risk because they are backed by the full faith of the U.S. Government. At September 30, 2010, securities backed by the full faith of the U.S. Government were up $28,632, or 129.5%, compared with year-end 2009. Based on prevailing market conditions, fourth quarter cash flows from the Bank’s securities portfolio may or may not be fully re-invested.

For the nine months ended September 30, 2010, total average securities amounted to $343,857, representing a decline of $5,281 or 1.5%, compared with the same period in 2009. Company management has been cautious about leveraging the portfolio in consideration of historically low market yields and the corresponding interest rate risk should interest rates begin to rise.

Securities purchased during the first nine months of 2010 principally consisted of mortgage-backed securities issued and guaranteed by U.S. Government agencies and sponsored-enterprises.

The following tables summarize the securities available for sale portfolio as of September 30, 2010 and December 31, 2009:

	September 30, 2010

Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government-sponsored enterprises	$ 1,000	$ 39	$ ---	$ 1,039
Mortgage-backed securities:
U.S. Government-sponsored enterprises	224,505	7,286	258	231,533
U.S. Government agencies	49,383	1,403	47	50,739
Private label	25,189	365	2,601	22,953
Obligations of states and political subdivisions thereof	62,442	2,657	1,941	63,158
Total	$362,519	$11,750	$4,847	$369,422

	December 31, 2009

Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of U.S. Government-sponsored enterprises	$ 2,770	$ 13	$ 227	$ 2,556
Mortgage-backed securities:
U.S. Government-sponsored enterprises	226,740	7,613	3	234,350
U.S. Government agencies	21,522	606	21	22,107
Private label	31,754	27	5,428	26,353
Obligations of states and political subdivisions thereof	63,821	1,674	3,835	61,660
Total	$346,607	$9,933	$9,514	$347,026

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at September 30, 2010, amounted to an excess of $4,847, or 1.3% of the amortized cost of the total securities portfolio. At December 31, 2009 this amount represented an excess of $9,514, or 2.7% of the total securities portfolio. As of September 30, 2010, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $4,420, compared with $6,675 at December 31, 2009, representing a decline of $2,255, or 33.8%.

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

At September 30, 2010, the Bank’s investment in FHLB stock totaled $16,068, unchanged compared with December 31, 2009.

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

In the first quarter of 2009, the FHLB of Boston advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for all of 2009 were suspended and that continued to be the case during the nine months ended September 30, 2010. The Company believes it is more-likely-than-not that the suspension of FHLB stock dividends will continue throughout 2010.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB of Boston and its overall financial condition. For the year ended December 31, 2009, the FHLB reported a loss of $186.8 million, following a net loss of $115.8 million in 2008. These net losses were entirely attributed to OTTI losses in the FHLB’s securities portfolio. The FHLB also reported that it remained in compliance with all regulatory capital ratios as of December 31, 2009, and, in the most recent information available, was classified "adequately capitalized" by its regulator, the Federal Housing Finance Agency. As of September 30, 2010, the FHLB reported a $0.4 billion or 14.9% increase in total GAAP capital compared with December 31, 2009, primarily attributable to an $83.0 million increase in retained earnings and a $0.3 billion decline in accumulated other comprehensive loss. The FHLB also reported a total regulatory capital-to-asset ratio of 6.4% at September 30, 2010, exceeding the regulatory minimum requirement of 2.4%.

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy, liquidity position and return to profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of September 30, 2010. Future deterioration of the FHLB’s capital levels may require the Bank to deem its restricted investment in FHLB stock to be other-than-temporarily impaired. If evidence of impairment exists in future periods, the FHLB stock would reflect fair value using observable or unobservable inputs. The Bank will continue to monitor its investment in FHLB of Boston stock.

Loans

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

LOAN PORTFOLIO SUMMARY	September 30,	December 31,
	2010	2009

Commercial real estate mortgages	$273,964	$269,776
Commercial and industrial loans	85,112	77,284
Agricultural and other loans to farmers	20,561	22,192
Total commercial loans	379,637	369,252

Residential real estate mortgages	225,181	225,750
Home equity loans	56,970	54,889
Consumer loans	4,590	4,665
Total consumer loans	286,741	285,304

Tax exempt loans	13,647	14,138

Deferred origination costs, net	850	798
Total loans	680,875	669,492
Allowance for loan losses	(8,540)	(7,814)
Total loans net of allowance for loan losses	$672,335	$661,678

Total Loans: At September 30, 2010, total loans stood at $680,875, compared with $669,492 at December 31, 2009, representing an increase of $11,383, or 1.7%.

Commercial Loans: At September 30, 2010, total commercial loans amounted to $379,637, compared with $369,252 at December 31, 2009, representing an increase of $10,385, or 2.8%. Commercial loan growth has been challenged by a weakened economy, declining loan demand, and unrelenting competition for quality loans.

At September 30, 2010, commercial loans represented 55.8% of the Bank’s total loan portfolio, compared with 55.2% at December 31, 2009.

Consumer Loans: At September 30, 2010, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $286,741, compared with $285,304 at December 31, 2009, representing an increase of $1,437, or 0.5%.

At September 30, 2010, the Bank’s residential mortgage loan portfolio totaled $225,181, compared with $225,750 at December 31, 2009, representing a decline of $569, or 0.3%. Residential mortgage loan origination activity slowed during the first nine months of 2010, largely reflecting current economic conditions and uncertainties with respect to further real estate declines in the communities served by the Bank and, to a lesser extent the expiration of the first time home buyers credit. During the first nine months of 2010, loans originated and closed by the Bank were essentially offset by cash flows and principal pay-downs from the existing residential real estate loan portfolio.

At September 30, 2010, the Bank’s home equity loan portfolio totaled $56,970, compared with $54,889 at December 31, 2009, representing an increase of $2,081, or 3.8%.

Tax Exempt Loans: At September 30, 2010, tax exempt loans, amounted to $13,647, compared with $14,138 at December 31, 2009, representing a decline of $491, or 3.5%.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. At September 30, 2010, total non-performing loans included one troubled debt restructuring (a residential real estate mortgage), that is currently on non-accrual, with an outstanding principal balance of $301 unchanged compared with December 31, 2009. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	September 30, 2010	December 31, 2009

Commercial real estate mortgages	$2,344	$3,096
Commercial construction and development	704	392
Commercial and industrial loans	297	237
Agricultural and other loans to farmers	1,724	1,848
Total commercial loans	5,069	5,573

Residential real estate mortgages	2,991	2,498
Home equity loans	90	304
Residential construction and development	---	24
Consumer loans	---	5
Total consumer loans	3,081	2,831

Total non-accrual loans	8,150	8,404
Accruing loans contractually past due 90 days or more	781	772
Total non-performing loans	$8,931	$9,176

Allowance for loan losses to non-performing loans	96%	85%
Non-performing loans to total loans	1.31%	1.37%
Allowance to total loans	1.25%	1.17%

At September 30, 2010, total non-performing loans amounted to $8,931, compared with $9,176 at December 31, 2009, representing a decline of $245, or 2.7%. At September 30, 2010, total non-performing loans amounted to 1.31% of total loans, compared with 1.37% at December 31, 2009, representing a decline of six basis points. One agricultural loan accounted for $1,500 or 16.8% of total non-performing loans at September 30, 2010.

Non-performing commercial real estate mortgages amounted to $2,344 at September 30, 2010, representing a decline of $752, or 24.3%, compared with December 31, 2009. At September 30, 2010, non-performing commercial real estate loans were represented by ten business relationships, with outstanding balances ranging from $2 to $412.

Non-performing residential real estate mortgages totaled $2,991 at June 30, 2010, compared with $2,498 at December 31, 2009, representing an increase of $493, or 19.7%. At September 30, 2010, non-performing residential real estate loans were represented by thirty-one, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $4 to $458.

At September 30, 2010, accruing loans contractually past due 90 days or more totaled $781, representing an increase of $9 or 1.2% compared with December 31, 2009. One commercial business relationship represented $777 of accruing loans contractually past due over 90 days. At September 30, 2010, management determined this loan was secured by sufficient assets and was in the process of collection in full.

While the Bank’s non-performing loans to total loans ratio continued to reflect favorably on the overall quality of the loan portfolio at September 30, 2010, Bank management is cognizant of the weakened real estate market, elevated unemployment rates and depressed economic conditions overall. Bank management recognizes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $3,113 and $4,255 at September 30, 2010 and December 31, 2009, or 0.46% and 0.64% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At September 30, 2010, the Bank identified 23 commercial relationships totaling $12,591 as potential problem loans, or 1.85% of total loans. At December 31, 2009, the Bank identified 14 commercial relationships totaling $2,572 as potential problem loans, or 0.38% of total loans. One commercial real estate development loan to a local, non-profit housing authority in support of an affordable housing project accounted for $5,226, or 52.2%, of the increase in potential problem loans since December 31, 2009. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on potential problem loans did not warrant accounting for the loans as non-performing.

Allowance for Loan Losses: At September 30, 2010, the allowance stood at $8,540, compared with $7,814 at December 31, 2009, representing an increase of $726, or 9.3%. At September 30, 2010, the allowance expressed as a percentage of total loans stood at 1.25%, up from 1.17% at December 31, 2009. The increase in the allowance was principally attributed to continued deterioration in the overall credit quality of the Bank’s loan portfolio including the increase in potential problem loans. Company management believes this is reflective of depressed economic conditions, including elevated unemployment levels and declining real estate values in the markets served by the Bank.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as expedient, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $3,898 as of September 30, 2010, compared with $4,416 as of December 31, 2009. The related allowances for loan losses on these loans amounted to $713 as of September 30, 2010, compared with $702 as of December 31, 2009.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the nine-month periods ended September 30, 2010 and 2009.

ALLOWANCE FOR LOAN LOSSES
NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

	2010	2009

Balance at beginning of period	$ 7,814	$ 5,446
Charge offs:
Commercial construction and development	167	---
Commercial real estate mortgages	374	73
Commercial and industrial loans	93	192
Residential real estate mortgages	260	413
Consumer loans	90	67
Total charge-offs	984	745

Recoveries:
Commercial and industrial loans	2	13
Commercial real estate mortgages	1	---
Agricultural and other loans to farmers	3	---
Residential real estate mortgages	146	23
Consumer loans	58	10
Total recoveries	210	46

Net charge-offs	774	699
Provision charged to operations	1,500	2,557

Balance at end of period	$ 8,540	$ 7,304

Average loans outstanding during period	$677,829	$653,740

Net charge-offs to average loans outstanding	0.15%	0.14%

The Bank’s loan loss experience continued at relatively low levels during nine months ended September 30, 2010, with net loan charge-offs amounting to $774, or annualized net charge-offs to average loans outstanding of 0.15%, compared with $699, or annualized net charge-offs to average loans outstanding of 0.14%, during the first nine months of 2009.

There were no material changes in loan concentrations during the nine months ended September 30, 2010.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at September 30, 2010, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At September 30, 2010, the Bank’s OREO totaled $92 compared with $854 at December 31, 2009.

Deposits

During the three months ended September 30, 2010, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At September 30, 2010, total deposits stood at $698,873, compared with $641,173 at December 31, 2009, representing an increase $57,700, or 9.0%.

At September 30, 2010, total retail deposits stood at $606,282, compared with $549,183 at December 31, 2009, representing an increase of $57,099, or 10.4%. The overall increase in deposits was attributed to a strong tourist season in the local communities served by the Bank, combined with new customer relationships. Retail deposit growth was principally attributed to savings and money market accounts, and time deposits, which increased $22,363 and $20,063, or 13.0% and 8.2%, compared with December 31, 2009, respectively.

Principally reflecting the seasonality of the Bank’s deposit base, demand deposits and NOW accounts increased $8,345 and $6,328, or 14.5% and 8.5%, compared with December 31, 2009, respectively.

At September 30, 2010, brokered time deposits obtained from the national market stood at $92,591, compared with $91,990 at December 31, 2009, representing an increase of $601, or 0.7%. Brokered deposits are generally utilized to help support the Bank’s earning asset growth, while maintaining its strong, on-balance sheet liquidity position via secured borrowing lines of credit with the FHLB of Boston and the Federal Reserve Bank of Boston.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering retail time deposits, the Bank generally prices these deposits on a relationship basis. At September 30, 2010, the weighted average cost of retail time deposits was 1.85% compared with 2.05% at December 31, 2009. Given the current, historically low interest rate environment and continuing time deposit maturities, Company management anticipates that the weighted average cost of time deposits will continue to show moderate declines for the balance of 2010.

Borrowed Funds

Borrowed funds principally consist of advances from the FHLB of Boston and, to a lesser extent, borrowings from the Federal Reserve Bank of Boston and securities sold under agreements to repurchase. Advances from the FHLB of Boston are secured by stock in the FHLB of Boston, investment securities, and blanket liens on qualifying mortgage loans and home equity loans. Borrowings from the Federal Reserve Bank of Boston are principally secured by securities and liens on certain commercial real-estate loans.

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

At September 30, 2010, total borrowings amounted to $291,987, compared with $311,629 at December 31, 2009, representing a decline of $19,642, or 6.3%, compared with December 31, 2009. The decline in total borrowings was principally attributed to strong retail deposit growth during the nine months ended September 30, 2010.

Consistent with the Bank’s asset and liability management strategy, the Bank has been adding long term borrowings to the balance sheet to protect net interest income in a rising rate environment. At September 30, 2010, long term borrowings with maturities of one year or greater represented 63.2% of total borrowings.

At September 30, 2010, total borrowings expressed as a percent of total assets amounted to 26.5%, compared with 29.1% December 31, 2009.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at September 30, 2010 the Company maintained its strong capital position and continued to be a ""well-capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of September 30, 2010, the Company and the Bank were considered "well-capitalized" under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a "well-capitalized" institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, and a minimum Tier I leverage ratio of at least 5%. At September 30, 2010, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage capital ratios were 15.48%, 13.61% and 9.06%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at September 30, 2010 and December 31, 2009, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of September 30, 2010
Total Capital
(To Risk-Weighted Assets)
Consolidated	$112,348	15.48%	$58,066	8.0%	N/A
Bank	$113,003	15.59%	$57,998	8.0%	$72,498	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$ 98,762	13.61%	$29,033	4.0%	N/A
Bank	$ 99,416	13.71%	$28,999	4.0%	$43,499	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$ 98,762	9.06%	$43,609	4.0%	N/A
Bank	$ 99,416	9.13%	$43,576	4.0%	$54,470	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2009
Total Capital
(To Risk-Weighted Assets)
Consolidated	$122,615	17.14%	$57,241	8.0%	N/A
Bank	$123,383	17.26%	$57,175	8.0%	$71,469	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$109,755	15.34%	$28,620	4.0%	N/A
Bank	$110,569	15.47%	$28,587	4.0%	$42,881	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$109,755	10.35%	$42,431	4.0%	N/A
Bank	$110,569	10.43%	$42,395	4.0%	$52,993	5.0%

Series A Fixed Rate Cumulative Perpetual Preferred Stock and Warrant: As previously reported, on February 24, 2010 the Company redeemed all 18,751 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock") sold to the U.S. Department of the Treasury (the Treasury") in the first quarter of 2009 as part of the Capital Purchase Program ("CPP") established by the Treasury under the Emergency Economic Stabilization Act of 2008. The Company paid $18,774 to the Treasury to redeem the Preferred Stock, consisting of $18,751 of principal and $23 of accrued and unpaid dividends. In the fourth quarter of 2009, the warrant (the "Warrant") received by the Treasury to purchase up to 104,910 shares of the Company’s common stock was reduced by one half to 52,455 shares with an exercise price of $26.81 per share. As previously announced, on July 28, 2010 the Company repurchased the Warrant in its entirety for $250,000. The repurchase of the Warrant did not have any effect on the Company’s earnings or earnings per share for the third quarter of 2010. As a result of the Warrtant repurchase, the Company has repurchased all securities issued to Tresury under the CPP.

Common Stock Offering: In December 2009 the Company completed its previously announced offering of 800,000 shares of common stock to the public at $27.50 per share. The net proceeds from this offering, after deducting underwriting discounts and estimated expenses amounted to $20,412. As previously reported, in January 2010 the Company completed the closing of the underwriter’s exercise of its over-allotment option to purchase an additional 82,021 shares of the Company’s common stock at a purchase price to the public of $27.50 per share. The Company received total net proceeds from the offering, including the exercise of the over allotment option, after deducting underwriting discounts and expenses, amounting to $22,442. All of the net proceeds from this offering are treated as Tier 1 capital for regulatory purposes. In February 2010, the Company used $18,751 of the net proceeds from this offering to repurchase all of its Preferred Stock sold to the U.S. Department of the Treasury.

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

The Company paid regular cash dividends of $0.26 per share of common stock in the third quarter of 2010, unchanged compared with the dividend paid for the same quarter in 2009. The Company’s Board of Directors recently declared a third quarter 2010 regular cash dividend of $0.265 per share of common stock. The dividend will be paid December 15, 2010 to shareholders of record as of the close of business on November 16, 2010.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and was authorized to continue for a period of up to twenty-four consecutive months. In August 2010, the Company’s Board of Directors authorized the continuance of this program through August 19, 2012. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions.

As of September 30, 2010, the Company had repurchased 66,782 shares of stock under this plan, at a total cost of $1,833 and an average price of $27.44 per share, though there were no shares repurchased under the plan during the quarter ending September 30, 2010. The Company recorded the repurchased shares as treasury stock.

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

The Company is also obligated to make payments on operating leases for its Bank branch office in Somesville, Maine, its temporary office in Ellsworth, Maine, and its office in Bangor, Maine.

The following table summarizes the Company’s contractual obligations at September 30, 2010. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS
(Dollars in thousands)

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	3-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$248,968	$ 69,500	$77,478	$84,990	$17,000
Securities sold under agreements to repurchase	23,069	23,069	---	---	---
Fed Funds Purchased	14,950	14,950	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	157	111	46	---	---
Total	$292,144	$107,630	$77,524	$84,990	$22,000

All FHLB of Boston advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. Advances are stated in the above table at their contractual final maturity dates. At September 30, 2010, the Bank had $70,000 in callable advances.

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

At September 30, 2010, commitments under existing standby letters of credit totaled $792, compared with $372 at December 31, 2009. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The notional or contractual amount for financial instruments with off-balance sheet risk as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Commitments to originate loans	$ 52,825	$ 42,694
Unused lines of credit	79,527	78,607
Un-advanced portions of construction loans	11,782	12,565
Total	$144,134	$133,866

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 4.0% of total assets. At September 30, 2010, liquidity, as measured by the basic surplus/deficit model, was 7.5% over the 30 and 90-day horizons.

At September 30, 2010, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $80 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower In Custody ("BIC") program at the Federal Reserve Bank of Boston. At September 30, 2010 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $158,791, or 14.4% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its on balance sheet liquidity position.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: The primary objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This pronouncement requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. This pronouncement will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The Company has determined that while this pronouncement will increase its reporting disclosures, it will not have an impact on its financial condition or results of operations.

Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts: For measuring the impact on deferred tax assets and liabilities based on provisions of enacted law, the impact of both Acts, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act, should be considered. This pronouncement requires that income tax deductions for the cost of providing prescription drug coverage will be reduced by the amount of any subsidy received. The Company has determined that this pronouncement will have no impact on its financial condition or results of operations.

Derivatives and Hedging-Scope Exception Related to Embedded Credit Derivatives: This pronouncement clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting.  The amendments in this pronouncement are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. This pronouncement did not have a material effect on its financial condition or results of operations.

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

Passage of the Dodd-Frank Act: In July 2010, Congress enacted regulatory reform legislation known as the Dodd–Frank Wall Street Reform and Consumer Protection Act (the "Dodd–Frank Act"), which the President signed into law on July 21, 2010. Many aspects of the Dodd–Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Company, the Bank or across the industry. This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, will:

  Create a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

  Apply the same leverage and risk–based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Company to deduct all trust preferred securities issued on or after May 19, 2010 from the Company’s Tier 1 capital (existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement);

  Require the Company to be well–capitalized and well–managed in order to acquire banks located outside its home state;

  Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period, which generally is expected to result in an increase in the level of assessments;

  Permanently increase FDIC deposit insurance to $250,000 and provide unlimited FDIC deposit insurance beginning December 31, 2010 until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions;

  Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

  Permit the Bank to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if the Bank were chartered by such state;

  Implement corporate governance revisions, including those with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions; and

  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

The Company’s management is actively reviewing the provisions of the Dodd–Frank Act and assessing its probable impact on the business, financial condition, and results of operations of the Company and the Bank. Provisions in the legislation that affect deposit insurance assessments, interchange fees, and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2010, over one and two-year horizons. In light of the Federal Funds rate of 0% - 0.25% and the two-year U.S. Treasury of 0.42% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would normally be the case.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
SEPTEMBER 30, 2010

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+500 Basis Points Short-term Rates
Year 1
Net interest income change ($)	$(441)	$386	$(38)
Net interest income change (%)	(1.36%)	1.19%	(0.12%)
Year 2
Net interest income change ($)	$(1,364)	$2,699	$695
Net interest income change (%)	(4.20%)	8.31%	2.14%

As more fully discussed below, the September 30, 2010 interest rate sensitivity modeling results indicate that the Bank’s balance sheet is about evenly matched over the one-year horizon and is favorably positioned for parallel or non-parallel increases in short-term and long-term interest rates over the one and two-year horizons.

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

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the bank’s balance sheet structure and size remain at current levels, management believes net interest income will decline moderately over the one year horizon as declining earning assets yields outpace reductions in funding costs. Over the two year horizon, the interest rate sensitivity simulation model suggests the net interest margin will be further pressured by accelerated cash flows on earning assets and the re-pricing of the Bank’s earning asset base, resulting in a slow downward trend in net interest income. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that relatively strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

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

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. The Federal Reserve addressed the current economic recession with changes in its monetary policy, by reducing the Federal Funds rate to historic levels. During 2007 and 2008 the targeted fed funds rate fell from 5.25% to a range of 0% to 0.25% where it stayed for all of 2009 and the first nine months of 2010, whereas the 10 year U.S, Treasury note has declined only 200 basis points. Accordingly, management modeled a non-parallel shift in the yield curve assuming a 500 basis point increase in the short-term Federal Funds interest rate with the balance of the yield curve returning to its historical ten-year average. Using this future interest rate scenario, the interest rate sensitivity model suggests that net interest income will remain relatively stable over the one year horizon and then trend upward over the two year horizon and beyond, as earning asset yields re-price more quickly than funding costs. Management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income should short-term interest rates increase 500 basis points.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

            (a)  None

            (b)   None

            (c) During the quarter ended September 30, 2010, there were no purchases made by or on behalf of the Company or any "affiliated purchaser," of shares of the Company’s common stock pursuant to the Company’s previously announced program to repurchase up to 300,000 shares of Company common stock.

            In the fourth quarter of 2009, the Warrant received by the Treasury to purchase up to 104,910 shares of the Company’s common stock was reduced by one half to 52,455 shares with an exercise price of $26.81 per share. The following table sets for the Company’s negotiated repurchase of the Warrant from the Treasury in July, 2010.

ISSUER PURCHASES OF REGISTERED EQUITY SECURITIES
(dollars in thousands)

	(a)	(b)	(c )	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2010	One (1) Warrant	$250	---	---
August 1-31, 2010	---	---	---	---
September 1-30, 2010	---	---	---	---
Total	One (1) Warrant	$250	---	---

Item 3: Defaults Upon Senior Securities	None

Item 4: (Removed and Reserved)

Item 5: Other Information

            (a)  None

            (b)   None

Item 6: Exhibits

            (a)  Exhibits.

EXHIBIT NUMBER

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009.

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008.
4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009.

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009.

10.1	Restricted stock awards and agreements (the "Restricted Stock Awards") with non-employee directors, in connection with their service to the Company as directors, in an aggregate amount of 2,600 shares of common stock, par value $2.00 per share (the "Restricted Shares"), with each of the following non-employee directors receiving an individual award of 200 Restricted Shares:

Robert C. Carter
Thomas A. Colwell
Jacquelyn S. Dearborn
Peter Dodge
Martha T. Dudman
Lauri E. Fernald
Gregg S. Hannah
Clyde H. Lewis
Robert M. Phillips
Constance C. Shea
Kenneth E. Smith
Scott G. Toothaker
David B. Woodside

Restricted Stock Awards and Form of Restricted Stock Agreement, incorporated herein by reference to Form 8-K, Item 1.01, Entry into a material definitive agreement, and Exhibits 10.1, 10.2, and 10.3 thereto, filed with the Commission on September 23, 2010.

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

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: November 8, 2010	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: November 8, 2010	Gerald Shencavitz
Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date

3.2	Bylaws, as amended to date

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock

4.3	Debt Securities Purchase Agreement

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust

10.1	Restricted stock awards and agreements with non-employee directors

11.1	Statement re computation of per share earnings

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350