Form 10-K
period 2010-12-31
BAR HARBOR BANKSHARES
filed 2011-03-16
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 001-13349
BAR HARBOR BANKSHARES
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification No.)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $2.00 par value per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ___ NO   x
            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: YES ___ NO   x
            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES   x  NO ___
            Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ___ NO ___
            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section   229.405 of this chapter) is not contained herein, and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___
            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ___ Accelerated filer   x  Non-accelerated filer (do not check if a smaller reporting company) ___  Smaller reporting company ___
            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ___ NO   x
            The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $92,241,527 based on the closing sale price of the common stock on the NYSE Amex on June 30, 2010, the last trading day of the registrant’s most recently completed second quarter.
            Number of shares of Common Stock par value $2.00 outstanding as of March 1, 2011: 3,830,038

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2011 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

(iv)

A significant portion of the Bank's loan portfolio is comprised of commercial loans and loans secured by real estate, exposing the Company to the risks inherent in financing based upon analysis of credit risk, the value of underlying collateral, and other intangible factors which are considered in making commercial loans and, accordingly, the Company's profitability may be negatively impacted by judgment errors in risk analysis, by loan defaults, and the ability of certain borrowers to repay such loans during a downturn in general economic conditions;

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

(viii)

Acts or threats of terrorism and actions taken by the United States or other governments as a result of such threats, including military action, could adversely affect business and economic conditions in the United States generally and in the Company’s markets, which could have an adverse effect on the Company’s financial performance and that of borrowers and on the financial markets and the price of the Company’s common stock;

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS		6

	Organization		6
	Bar Harbor Bank & Trust		6
	Bar Harbor Trust Services		8
	Competition		8
	Management and Employees		9
	Supervision and Regulation		9
	Financial Information About Industry Segments		21
	Availability of Information – Company Website		21

ITEM 1A	RISK FACTORS		21

ITEM 1B	UNRESOLVED STAFF COMMENTS		29

ITEM 2	PROPERTIES		29

ITEM 3	LEGAL PROCEEDINGS		30

ITEM 4	RESERVED		30

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES		30

	Market Information		30
	Dividends		31
	Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities		32
	Purchase of Equity Securities by the Issuer and Affiliated Purchasers		32
	Stock Based Compensation Plans		32
	Transfer Agent Services		33

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA		33

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		34

	Executive Overview		35
	Application of Critical Accounting Policies		38
	Financial Condition		40
	Results of Operations		65

	ITEM 7A	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	82

	ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	87

	ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	132

	ITEM 9A	CONTROLS AND PROCEDURES	132

	ITEM 9B	OTHER INFORMATION	135

	PART III

	ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT	135

	ITEM 11	EXECUTIVE COMPENSATION	135

	ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	136

	ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	136

	ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	136

	PART IV

	ITEM 15	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	136

		SIGNATURES	138

PART I

ITEM 1. BUSINESS

Organization

Bar Harbor Bankshares (the "Company") ("BHB") was incorporated under the laws of the state of Maine on January 19, 1984. At December 31, 2010, the Company had total consolidated assets of $1.12 billion and total shareholders equity of $103.6 million.

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

The Bank is a retail bank serving individual and business customers, retail establishments and restaurants, seasonal lodging, biological research laboratories, and a large contingent of retirees. As a coastal bank, it serves the tourism, hospitality, lobstering, fishing, boat building and marine services industries. It also serves Maine’s wild blueberry industry through its Hancock and Washington County offices. The Bank operates in a competitive market that includes other community banks, savings institutions, credit unions, and branch offices of statewide and interstate bank holding companies located in the Bank’s market area.

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a material adverse effect on its business. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have historically not had a material adverse impact on the Bank or its liquidity position. Approximately 91.5% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on all of the deposit account products it offers and does not anticipate any material loss of these deposits.

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

Bar Harbor Financial Services principally serves the brokerage needs of individuals, from first-time purchasers, to sophisticated investors. It also offers a line of life insurance, annuity, and retirement products, as well as financial planning services. Infinex was formed by a group of member banks, and is reportedly one of the largest providers of third party investment and insurance services to banks and their customers in New England. Through Infinex, the Bank is able to take advantage of the expertise, capabilities, and experience of a well-established third-party broker-dealer in a cost effective manner.

Electronic Banking Services: The Bank continues to offer free Internet banking services, including free check images and electronic bill payment, through its dedicated website at www.BHBT.com. Additionally, the Bank offers TeleDirect, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the Bank’s twelve (12) branch locations. These ATMs access major networks throughout the United States, including Plus, NYCE, and other major ATM and credit card companies. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to 205 ATMs throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

Commercial Products and Services: The Bank serves the small business market throughout downeast and midcoast Maine. It offers business loans to individuals, partnerships, corporations, and other business entities for capital construction, real estate and equipment financing, working capital, real estate development, and a broad range of other business purposes. Business loans are provided primarily to organizations and sole proprietors in the tourism, hospitality, healthcare, blueberry, boatbuilding, biological research, and fishing industries, as well as to other small and mid-size businesses associated with coastal communities. Certain larger loans, which exceed the Bank’s lending limits, are written on a participation basis with other financial institutions, whereby the Bank retains only such portions of those loans that are within its lending limits and credit risk tolerances.

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

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2010, Trust Services served 740 client accounts, with assets under management and assets held in custody amounting to $314.2 million and $22.6 million, respectively.

Competition

The Company competes principally in downeast and midcoast Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be in Hancock, Knox, and Washington counties, each in the state of Maine. According to the 2009 Census Bureau Report estimate, the population of these three counties was 53,447, 40,801 and 32,107 respectively, representing a combined population of approximately 126,355. The economies in these three counties are based primarily on tourism, healthcare, fishing, aquaculture, agriculture, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

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

As of December 31, 2010, the Bank employed 153 full-time equivalent employees, Trust Services employed 13 full-time equivalent employees, and the holding company employed 3 full-time employees, representing a full-time equivalent complement of 169 employees of the Company.

The Company maintains comprehensive employee benefit programs, which provide health, dental, long-term and short-term disability, and life insurance. All Company employees are eligible for participation in the Bar Harbor Bankshares 401(k) Plan provided they meet minimum age and service requirements. Certain officers and employees of the Company and its subsidiaries also participate in the Company’s 2000 and 2009 Stock Option Plans and/or have incentive bonus compensation plans, supplemental executive retirement agreements and change in control, confidentiality and non-compete agreements.

The Company’s management believes that employee relations are good and there are no known disputes between management and employees.

Supervision and Regulation

The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation, and examination by various federal and state bank regulatory agencies, including the Federal Reserve Bank (the "FRB"), Federal Deposit Insurance Corporation (the "FDIC"), and the Superintendent of the Maine Bureau of Financial Institutions (the "Superintendent"), as well as other governmental agencies in the states in which the Company and its subsidiaries operate. The supervision, regulation, and examination to which the Company and its subsidiaries are subject are intended primarily to protect depositors and other customers, or are aimed at carrying out broad public policy goals, and are not necessarily for the protection of the shareholders.

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
  Apply the same leverage and risk–based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the financial institutions to deduct, over three years beginning January 1, 2013, all trust preferred securities issued on or after May 19, 2010 from the Tier 1 capital (existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement);
  Require financial holding companies, such as the Company, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state;
  Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity, eliminate the ceiling on the size of the Deposit Insurance Fund ("DIF") and increase the floor of the size of the DIF. These changes are generally expected to result in an increase in the level of assessments;
  Permanently increase FDIC deposit insurance to $250,000 and provide unlimited FDIC deposit insurance beginning December 31, 2010 and ending December 31, 2012, for noninterest bearing demand transaction accounts at all insured depository institutions;
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

  Implement corporate governance revisions, including those with regard to executive compensation and proxy access by shareholders, that apply to all public companies; and

  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

Bank Holding Company Support of Subsidiary Banks: Under the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Bank in the event of the financial distress of the Bank. This provision codifies the longstanding policy of the FRB. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of Federal Deposit Insurance Act, as amended, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default." The Company’s bank subsidiary, Bar Harbor Bank & Trust, is an FDIC insured depository institution.

Regulatory Capital Requirements: The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

As a bank holding company, the Company is subject to consolidated regulatory capital requirements administered by the FRB. The Bank is subject to similar capital requirements administered by the FDIC. The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord ("Basel I") of the Basel Committee on Banking Supervision (the "Basel Committee"). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

  Core Capital (Tier 1): Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

  Supplementary Capital (Tier 2): Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

  Market Risk Capital (Tier 3): Tier 3 capital includes qualifying unsecured subordinated debt.

The Company, like other bank holding companies, currently is required to maintain Tier 1 capital and "Total capital" (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered "well-capitalized" under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. At December 31, 2010, the Company’s Tier I Risk-based and Total Risk-based capital ratios were 13.57% and 15.41%, respectively.

Pursuant to Section 171 of the Dodd-Frank Act (more commonly know as the "Collins Amendment"), the capital requirements generally applicable to insured depository institutions will serve as a floor for any capital requirements the FRB may establish for the Company as a BHC. As a result, hybrid securities, including trust preferred securities, issued on or after May 19, 2010, are not eligible to be included in Tier 1 capital and instead may be included only in Tier 2 capital. The Collins Amendment also specifies that the Federal Reserve may not establish risk-based capital requirements for bank holding companies that are quantitatively lower than the risk-based capital requirements in effect for insured depository institutions as of July 21, 2010.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered "well-capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio applicable to it. At December 31, 2010, the Company’s Tier I Leverage ratio was 9.01%.

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

Regulators also must take into consideration (1) concentrations of credit risk; (2) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Company, and any bank with significant trading activity, must incorporate a measure for market risk into their regulatory capital calculations. At December 31, 2010, and at the time of this report, the Company’s risk-based capital ratio and leverage ratio were well in excess of regulatory requirements, and its management expects these ratios to remain in excess of regulatory requirements. In addition, at December 31, 2010, and at the time of this report the Bank was well in excess of applicable FDIC requirements.

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

The Company has not elected, and does not expect to elect, to calculate its risk-based capital requirements under the Internal-Ratings Based and Advanced measurement Approaches (commonly referred to as the "advanced approaches" or "Basel II") proposed by the Basel Committee on Banking Supervisioni (the "Basel Committee"), as implemented in the U. S. by the federal banking agencies. In connection with Basel II, the federal banking agencies also issued, in 2008, a joint notice of proposed rulemaking that sought comment on implementation in the United States of certain aspects of the "standardized approach" of the international Basel II Accord (the "Standardized Approach Proposal"). However, the federal banking agencies have delayed finalizing the Standardized Approach Proposal until they can determine how best to eliminate its reliance on credit ratings, as required by Section 939A of the Dodd-Frank Act. Regardless, the Company and the Bank do not currently expect to calculate their capital requirements and ratios in accordance with the Standardized Approach Proposal.

In response to the recent financial crisis, the Basel Committee released additional recommended revisions to existing capital rules throughout the world. These proposed revisions are intended to protect financial stability and promote sustainable economic growth by setting out higher and better capital requirements, better risk coverage, the introduction of a global leverage ratio, measures to promote the buildup of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards (collectively, "Basel III"). The FRB has not yet adopted Basel III, and there remains considerable uncertainty regarding the timing for adoption and implementation of Basel III in the United States. If and when the FRB does implement Basel III, it may be with some modifications or adjustments. Accordingly, the Company is not yet in a position to determine the effect of Basel III on its capital requirements.

The Company’s principal regulators may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it.

Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Part II, Item 7, section entitled "Capital Resources" and from Part II, Item 8, Notes to Consolidated Financial Statements, Note 11 "Shareholders’ Equity," each in this Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliate is an investment adviser. "Covered transactions" are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

Declaration of Dividends: According to its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the "FRB Dividend Policy"), the FRB considers adequate capital to be critical to the health of individual banking organizations and to the safety and stability of the banking system. Of course, one of the major components of the capital adequacy of a bank or a BHC is the strength of its earnings, and the extent to which its earnings are retained and added to capital or paid to shareholders in the form of cash dividends. Accordingly, the FRB Dividend Policy suggests that banks and BHCs generally should not maintain their existing rate of cash dividends on common stock unless the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB Dividend Policy reiterates the FRB’s belief that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength.

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

Deposit Insurance.  The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates depend upon such ratings, and CAMELS component ratings. Pursuant to the Dodd-Frank Act, the FDIC has amended the deposit insurance assessment by changing the calculation of deposit assessments. Under the new calculation, deposit premiums will be based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank will compute the base amount on its average consolidated assets less its average tangible equity (which the FDIC proposes to be defined as the amount of Tier 1 capital) and its applicable assessment rate. The new assessment formula will become effective on April 1, 2011, and will be used to calculate the June 30, 2011 assessment. Future expenses will be based on asset levels, Tier 1 capital levels, assessment rates, CAMELS ratings, and whether there are any future special assessments by the FDIC. The Bank is unable to predict the effect of the changes to the calculation of its deposit insurance assessment, but expects that its aggregate FDIC-deposit insurance premium payable June 30, 2011 will be lower than its December 31, 2010, payment.

In November 2009 the FDIC adopted a rule that required insured depository institutions to prepay their quarterly risk-based assessments for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the amount to prepay, the FDIC required that institutions use their total base assessment rate in effect on September 30, 2009, and increase that assessment base quarterly at a 5 percent annual growth rate through the end of 2012. On September 29, 2009, the FDIC also increased annual assessment rates uniformly by 3 basis points beginning in 2011 such that an institution’s assessment for 2011 and 2012 would be increased by an annualized 3 basis points. The Bank’s prepayment for 2010, 2011 and 2012 amounted to $3,550,596.

In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor and this level of insurance was made permanent under the Dodd-Frank Act. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012. This replaced the FDIC’s Transaction Account Guarantee Program, which expired on December 31, 2010.

The FDIC has the power to adjust deposit insurance assessment rates at any time. We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in certain markets served by the Bank, the FDIC will in the future increase deposit insurance assessment levels.

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

Consumer Protection Regulation

Consumer Protection Laws – General: The Company and the Bank are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act"), the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), Truth in Lending Act, the Community Reinvestment Act (the "CRA"), the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.

Interchange Fees:  Pursuant to the Dodd-Frank Act, the FRB has issued a proposed rule governing the interchange fees charged on debit cards. The proposed rule would cap the fee a bank could charge on a debit card transaction and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. Although the proposed rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule. If adopted, the proposed rule would likely result in a decrease in the fee income the Bank earns from debit cards.

Mortgage Reform: The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.

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

Privacy: The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures.

Identity Theft Red Flags:  The federal banking agencies jointly issued final rules and guidelines in November 2007, implementing Section 114 of the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") and final rules implementing Section 315 of the FACT Act. The rules implementing Section 114 require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (the "Program") to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the Agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of a Program that satisfies the requirements of the rules. The rules implementing Section 114 also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the Agencies are issuing joint rules under Section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy. The joint final rules and guidelines were effective January 1, 2008. The mandatory compliance date for this rule was November 1, 2008. Management believes the Company is in compliance with all of the requirements prescribed by the FACT Act and all applicable final implementing rules.

Fair Credit Reporting Affiliate Marketing Regulations: The federal banking agencies jointly issued rules effective on January 1, 2008, to implement the affiliate marketing provisions in Section 214 of the FACT Act, which amends the Fair Credit Reporting Act. The final rules generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Other Regulatory Requirements

Community Reinvestment: The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance." Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. The Bank a achieved a rating of "Satisfactory" on its most recent examination. Maine also has enacted substantially similar community reinvestment requirements.

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

On December 21, 2009, the Company completed its offering of 800,000 shares of common stock to the public at $27.50 per share. The net proceeds from this offering, after deducting underwriting discounts and expenses amounted to $20,412,000. As a result of the successful completion of this common stock offering, the number of shares of the Company’s common stock subject to the Warrant sold to the Treasury was subsequently reduced by one half to 52,455 shares.

On January 20, 2010, the Company completed the closing of the underwriter’s exercise of its over-allotment option to purchase an additional 82,021 shares of the Company’s common stock at a purchase price to the public of $27.50 per share. The Company received total net proceeds from the offering, including the exercise of the over-allotment option, after deducting underwriting discounts and expenses, amounting to $22,442,000.

On February 24, 2010, the Company redeemed all 18,751 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, it sold to the Treasury as part of the CPP. The Company paid $18,774,439 to the Treasury to redeem the Preferred Stock, consisting of $18,751,000 of principal and $23,439 of accrued and unpaid dividends. The Company and the Bank received approvals from their respective regulators to redeem the Preferred Stock. The Company’s redemption of the Preferred Stock is not subject to any additional conditions or stipulations from the Treasury or the Company’s and the Bank’s principal regulators. Upon the company’s redemption of the Preferred Stock, it was no longer subject to certain restrictions on dividends, stock re-purchases, or executive compensation.

On July 28, 2010, the Company repurchased the Warrant sold to the Treasury in its entirety for $250,000. The repurchase of the Warrant did not have any effect on the Company’s earnings or earnings per share. As a result of the Warrant repurchase, the Company has repurchased all securities issued to the Treasury under CPP.

Taxation: The Company is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code. The Company is also subject to state taxation under the laws of the state of Maine.

Governmental Policies: The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the FRB. Among the instruments of monetary policy used by the FRB to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The FRB frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the FRB have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on the Company’s business and earnings.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.

The risks and uncertainties described below are not all inclusive. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

Risks Related to the Company’s Business

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

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U. S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.

Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent upon on the business environment in the markets where the Company operates, in the State of Maine and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.

Overall, during 2010, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the State of Maine, the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

Dramatic declines in the national housing market since 2008, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored enterprises as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, diminished consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect the Company’s business, financial condition and results of operations. In particular, the Company may face the following risks in connection with these events:

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

  The Bank may be required to pay significantly higher premiums to the FDIC because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

The slow pace of the current economic recovery or a return to an economic recession in the markets served by the Bank, and the nation as a whole, could negatively impact household and corporate incomes. This impact could lead to decreased loan demand and increase the number of borrowers who fail to pay the Bank interest or principal on their loans, and accordingly, could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

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

The Bank may be required to record other-than-temporary impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including collateral deterioration underlying certain private-label mortgage-backed securities, municipal bond defaults, lack of liquidity for re-sales of certain investment securities, or adverse actions by regulators, could have a negative effect on Bank’s securities portfolio in future periods. An other-than-temporary impairment charge could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s information technology systems may be vulnerable to attack or other technological failures, exposing the Company to significant loss.

The Company relies heavily on data processing software, communication and information exchange on a variety of computing platforms and networks including the Internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to electronic attack or other technological difficulties or failures. The Company also relies on the services of a variety of third party vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers, suffer loss of business and suffer loss of reputation in its marketplace. Any of these results could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

Regional, national and international competitors have far greater assets and capitalization than the Company and have greater access to capital markets and can offer a broader array of financial services than the Company. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

  The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

  The ability to expand the Company’s market position.

  The scope, relevance and pricing of products and services offered to meet customer needs and demands.

  The rate at which the Company introduces new products and services relative to its competitors

  Customer satisfaction with the Company’s level of service.

  Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability.

No assurance can be given that the Company will continue to be able to compete effectively with other financial institutions in the future. Furthermore, developments increasing the nature or level of competition could have a material adverse affect on the Company’s business, financial condition, results of operations, or liquidity.

The Company continually encounters technological change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The business of the Company and the Bank is highly regulated and impacted by federal monetary policy, limiting the manner in which the Company and the Bank may conduct its business and obtain financing.

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

The Company’s controls and procedures may fail or be circumvented

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s access to funds from subsidiaries may be restricted.

The Company is a separate and distinct legal entity from our banking and nonbanking subsidiaries. The Company depends on dividends, distributions and other payments from is banking and nonbanking subsidiaries to fund dividend payments on the Company’s common stock and to fund all payments on our other obligations. Our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the Company, which could impede access to funds we need to make payments on our obligations or dividend payments.

Prepayments of loans may negatively impact the Bank’s business.

Generally, customers may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within Bank customers’ discretion. If customers prepay the principal amount of their loans, and the Bank is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, the Bank’s interest income will be reduced. A significant reduction in interest income could have a negative impact on the Company’s results of operations and financial condition.

The Company may be unable to attract and retain key personnel.

The Company’s success depends, in large part, on its ability to attract and retain key personnel, particularly at its executive level. Competition for qualified personnel in the financial services industry can be intense and the Company and its subsidiaries may not be able to hire or retain the key personnel that it depends upon for success. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on its business because of their skills, knowledge of the markets in which the Company operates, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

To the extent that the Company acquires other companies, its business may be negatively impacted by certain risks inherent with such acquisitions.

To the extent that the Company may acquire other financial services companies or assets in the future, its business may be negatively impacted by certain risks inherent with such acquisitions. These risks include, but are not limited to, the following:

  the risk that the acquired business or assets will not perform in accordance with management’s expectations;

  the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of the Company’s businesses;

  the risk that management will divert its attention from other aspects of the Company’s business;

  the risk that the Company may lose key employees of the combined business; and

  the risks associated with entering into geographic and product markets in which the Company has limited or no direct prior experience.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s headquarters are located at 82 Main Street, Bar Harbor, Maine, which also serves as the main office for the Bank.

As of December 31, 2010, the Bank operated 12 full-service banking offices throughout downeast and midcoast Maine; namely: Bar Harbor, Northeast Harbor, Southwest Harbor, Somesville, Deer Isle, Blue Hill, Ellsworth, Rockland, Winter Harbor, Milbridge, Machias, and Lubec. The Bank owns ten of these banking offices and leases two at prevailing market rates.

The Bank’s Ellsworth office consists of a building constructed in 1982 and two additional parcels contiguous to this branch. The City of Ellsworth is considered the hub of downeast Maine and the Bank’s Ellsworth office is by far its busiest location. The Bank is currently in the process of a substantial reconfiguration of the Ellsworth banking office and its surrounding campus to better meet the Bank’s needs at that location.

An Operations Center is located in Ellsworth, Maine, that houses the Company’s operations and data processing centers. The Bank also owns a 22,000-square-foot office building at 135 High Street, Ellsworth, Maine, which is occupied by the Bank and Trust Services. The Bank also leases space at One Cumberland Place in Bangor, Maine.

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

The following table sets forth the high and low market prices per share of BHB Common Stock as reported by NYSE Amex by calendar quarter for each of the last two years:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2010	$30.50	$26.50	$30.90	$24.66	$28.95	$24.75	$29.80	$26.50
2009	$26.65	$17.28	$31.76	$22.30	$37.20	$30.53	$35.00	$26.27

As of March 1, 2011, there were 3,830,038 shares of Company common stock, par value $2.00 per share, outstanding and approximately 943 Registered Shareholders of record, as obtained through the Company's transfer agent.

Performance Graph

The following graph illustrates the estimated yearly percentage change in the Company's cumulative total stockholder return on its common stock for each of the last five years. Total stockholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also illustrates the comparable stockholder return of NYSE Amex listed banks as a group as measured by the NYSE Amex Composite Index and the NYSE ARCA Banks & Financial Services index. The graph assumes a $100 investment on December 31, 2005 in the common stock of each of the Company, the NYSE Amex Composite index and the NYSE ARCA Bank & Financial Services index as a group and measures the amount by which the market value of each, assuming reinvestment of dividends, has increased as of December 31 of each calendar year since the base measurement point of December 31, 2005.

[PERFORMANCE GRAPH]

Market values are based on information obtained from the NYSE Amex.

	12/05	12/06	12/07	12/08	12/09	12/10

Bar Harbor Bankshares	100.00	124.48	126.95	107.77	119.19	130.92
NYSE Amex Composite	100.00	119.54	144.62	87.02	118.50	152.13
NYSE ARCA. Banks & Financial Services	100.00	117.48	99.85	75.51	81.41	94.72

Dividends

Common stock dividends paid by the Company in 2010 and 2009 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2010	$0.260	$0.260	$0.260	$0.265	$1.045
2009	$0.260	$0.260	$0.260	$0.260	$1.040

During 2010, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $3,955 compared with $2,994 in 2009. The Company’s 2010 dividend payout ratio amounted to 39.4% compared with 32.6% in 2009. The total regular cash dividends paid in 2010 amounted to $1.045 per share of common stock, compared with $1.040 in 2009, representing an increase of $0.005, or 0.5%.

In the first quarter of 2011, the Company’s Board of Directors declared a regular cash dividend of $0.27 per share of common stock, representing an increase of $0.01 or 3.8% compared with the first quarter of 2010. The dividend will be paid March 15, 2011 to shareholders of record as of the close of business on February 16, 2011.

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

In January 2009 the Company became subject to certain material restrictions and limitations on its ability to declare or pay dividends on its shares of common stock that arose from the Company’s participation in the Treasury’s Capital Purchase Program ("CPP"). Generally, the consent of the U.S. Treasury ("the Treasury") was required for the Company to increase its quarterly cash dividend in excess of $0.26 per share of common stock. In February 2010, the Company redeemed all of its Preferred Stock it sold to the Treasury as part of the CPP. The Company’s redemption of the Preferred Stock is not subject to any additional conditions or stipulations from the Treasury or the Company’s and the Bank’s principal regulators, including limitations on the Company’s ability to increase quarterly cash dividends.

For further information, refer to Item 6, Selected Consolidated Financial Data for dividend related ratios and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (specifically the "Capital Resources" section).

Sale of Unregistered Securities; Use of Proceeds from Registered Securities

No unregistered securities were sold by the Company during the year ended December 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to any purchase of shares of the Company’s common stock made by or on behalf of the Company or any "affiliated purchaser" for the quarter ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-31, 2010	---	$ ---	---	---
November 1-30, 2010	---	$ ---	---	---
December 1-31, 2010	10,000	$27.50	10,000	233,218

(1) In August 2008, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding. The stock repurchase program became effective as of August 21, 2008 and was authorized to continue for a period of up to twenty-four consecutive months. The Company previously suspended repurchases under the program during the period the Company was a participant in the Treasury’s CPP. In August 2010, and following the Company’s exit from CPP, the Company’s Board of Directors authorized the continuance of this repurchase program through August 19, 2012. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. The program will remain in effect until fully utilized or until modified, superseded or terminated.

Stock Based Compensation Plans

Information regarding stock-based compensation awards both outstanding and available for future grants as of December 31, 2010, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no compensation plans under which equity securities of the Company may be issued that have not been approved by shareholders. Additional information is presented in Note 13, Stock-Based Compensation Plans, in the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights, net of forfeits and exercised shares (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for issuance under equity compensation (excluding securities referenced in column (a)) (c)

Equity compensation plans approved by security holders	238,370	$24.73	154,900
Equity compensation plans not approved by security holders	---	N/A	---

Total	238,370	$24.73	154,900

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

Unless otherwise noted, all dollars are expressed in thousands except share and per share data.

FIVE-YEAR SUMMARY OF FINANCIAL DATA
As of and For the Years Ended December 31,

	2010	2009	2008	2007	2006
Balance Sheet Data

Total assets	$1,117,933	$1,072,381	$972,288	$889,472	$824,877
Total securities	357,882	347,026	290,502	264,617	213,252
Total loans	700,670	669,492	633,603	579,711	555,099
Allowance for loan losses	(8,500)	(7,814)	(5,446)	(4,743)	(4,525)
Total deposits	708,328	641,173	578,193	539,116	496,319
Total borrowings	300,014	311,629	323,903	278,853	260,712
Total shareholders' equity	103,608	113,514	65,445	65,974	61,051
Average assets	1,087,327	1,052,496	926,357	841,206	788,557
Average shareholders' equity	105,911	88,846	65,139	62,788	57,579

Results Of Operations

Interest and dividend income	$ 51,141	$ 54,367	$ 53,594	$ 51,809	$ 46,145
Interest expense	19,432	21,086	26,403	28,906	24,449
Net interest income	31,709	33,281	27,191	22,903	21,696
Provision for loan losses	2,327	3,207	1,995	456	131
Net interest income after provision for loan losses	29,382	30,074	25,196	22,447	21,565

Non-interest income	7,458	6,022	6,432	5,929	6,876
Non-interest expense	22,046	21,754	20,513	18,201	18,677

Income before income taxes	14,794	14,342	11,115	10,175	9,764
Income taxes	4,132	3,992	3,384	3,020	2,885

Net income	$ 10,662	$ 10,350	$ 7,731	$ 7,155	$ 6,879
Preferred stock dividends and accretion of discount	653	1,034	---	---	---
Net income available to common shareholders	$ 10,009	$ 9,316	$ 7,731	$ 7,155	$ 6,879

Per Common Share Data:
Basic earnings per share	$ 2.65	$ 3.19	$ 2.63	$ 2.36	$ 2.26
Diluted earnings per share	$ 2.61	$ 3.12	$ 2.57	$ 2.30	$ 2.20
Cash dividends per share	$ 1.045	$ 1.040	$ 1.020	$ 0.955	$ 0.905
Dividend payout ratio	39.43%	32.60%	38.78%	40.47%	40.04%

Selected Financial Ratios:
Return on total average assets	0.98%	0.98%	0.83%	0.85%	0.87%
Return on total average equity	10.07%	11.65%	11.87%	11.40%	11.95%
Tax-equivalent net interest margin	3.18%	3.40%	3.13%	2.91%	2.98%

Capital Ratios:
Tier 1 leverage capital ratio	9.01%	10.35%	6.61%	7.10%	7.34%
Tier 1 risk-based capital ratio	13.57%	15.34%	9.95%	10.76%	10.82%
Total risk-based capital ratio	15.41%	17.14%	11.60%	11.59%	11.65%

Asset Quality Ratios:
Net charge-offs to average loans	0.24%	0.13%	0.21%	0.04%	0.05%
Allowance for loan losses to total loans	1.21%	1.17%	0.86%	0.82%	0.82%
Allowance for loan losses to non-performing loans	62%	85%	124%	230%	721%
Non-performing loans to total loans	1.95%	1.37%	0.70%	0.36%	0.11%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the years ended December 31, 2010, 2009, and 2008, and financial condition at December 31, 2010, and 2009, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully tax-equivalent basis. Specifically, included in 2010, 2009 and 2008 interest income was $3,419, $3,195, and $1,992, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax-equivalent adjustments of $1,623, $1,505 and $899 in 2010, 2009 and 2008, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this Annual Report on Form 10-K provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2010, the Company had consolidated assets of $1.12 billion and was one of the larger independent community banking institutions in the state of Maine.

The Company’s principal asset is all of the capital stock of Bar Harbor Bank & Trust (the "Bank"), a community bank incorporated in March, 1887. With twelve (12) branch office locations, the Company is a diversified financial services provider, offering a full range of banking services and products to individuals, businesses, governments, and not-for-profit organizations throughout downeast and midcoast Maine.

The Company attracts deposits from the general public in the markets it serves and uses such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage and home equity loans, and a variety of consumer loans. The Company also invests in mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises, obligations of state and political subdivisions, as well as other debt securities. In addition to community banking, the Company provides a comprehensive array of trust and investment management services through its second tier subsidiary, Bar Harbor Trust Services ("Trust Services"), a Maine chartered non-depository trust company.

Major Sources of Revenue

The principal source of the Company’s revenue is net interest income, representing the difference or spread between interest income from its loan and securities portfolios, and the interest expense paid on deposits and borrowed funds. In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. The Company’s non-interest income is derived from financial services including trust, investment management and third-party brokerage services, as well as service charges on deposit accounts, merchant credit card processing referral and transaction fees, realized gains or losses on the sale of securities, and a variety of other miscellaneous product and service fees.

Business Strategy

The Company, as a diversified financial services provider, pursues a strategy of achieving long-term sustainable growth, profitability, and shareholder value, without sacrificing its soundness. The Company works toward achieving this goal by focusing on increasing its loan and deposit market share in the coastal communities of Maine, either organically or by way of strategic acquisitions. The Company believes one of its more unique strengths is an understanding of the financial needs of coastal communities and the businesses vital to Maine’s coastal economy, namely: tourism, hospitality, retail establishments and restaurants, seasonal lodging and campgrounds, biological research laboratories, fishing, lobstering, boat building, and marine services.

Operating under a community banking philosophy, the Company’s key strategic focus is vigorous financial stewardship, deploying investor capital safely yet efficiently for the best possible returns. The Company strives to provide unmatched service to its customers, while maintaining strong asset quality and a focus toward improving operating efficiencies. In managing its earning asset portfolios, the Company seeks to utilize funding and capital resources within well-defined credit, investment, interest-rate and liquidity guidelines. In managing its balance sheet the Company seeks to preserve the sensitivity of net interest income to changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity under prevailing and expected conditions, and strives to maintain a balanced and appropriate mix of loans, securities, core deposits, brokered deposits and borrowed funds.

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

Summary Financial Results

For the year ended December 31, 2010, the Company reported net income available to common shareholders of $10,009 compared with $9,316 for the year ended December 31, 2009, representing an increase of $693, or 7.4%. This increase was principally attributed to a $1,436 increase in non-interest income, principally securities gains, and an $880 decline in the provision for loan losses compared with 2009. Largely offsetting these year-over-year positive results were a $1,454 or 4.2% decline in tax-equivalent net interest income and a $292 or 1.3% increase in non interest expenses.

The Company’s 2010 diluted earnings per share, after preferred stock dividends and accretion of preferred stock discount, amounted to $2.61 compared with $3.12 in 2009, representing a decline of $0.51, or 16.3%.

The decline in 2010 diluted earnings per share largely reflected the Company’s previously reported issuance of 882,021 shares of its common stock in the fourth quarter of 2009 and the first quarter of 2010, the proceeds from which were primarily used to repurchase all of the shares of Preferred Stock sold to the U.S. Department of the Treasury (the "Treasury") in the first quarter of 2009 as part of the Capital Purchase Program established by the Treasury under the Emergency Economic Stabilization Act of 2008. As a result of the repurchase, in the first quarter of 2010 the Company accelerated the accretion of $496 in preferred stock discount, reducing 2010 net income available to common shareholders and diluted earnings per common shareholders by $496 and $0.13, respectively. Total preferred stock dividends and accretion of discount amounted to $653 in 2010, compared with $1,034 in 2009, representing a decline of $381, or 36.8%.

The Company’s 2010 return on average shareholders’ equity amounted to 10.07% compared with 11.65% in 2009, largely reflecting a $17,065 or 19.2% increase in 2010 average shareholders’ equity. The Company’s 2010 return on average assets amounted to 0.98%, unchanged compared with 2009.

The Company’s total assets ended the year at $1,117,933, representing an increase of $45,552, or 4.2%, compared with December 31, 2009. Asset growth was principally attributed to increases in the Bank’s commercial and consumer loan portfolios, which were up $28,343 and $4,836, or 7.7% and 1.7%, respectively.

The Bank’s total non-performing loans ended the year at $13,677, up from $9,176 at year-end 2009. The increase in non-performing loans was entirely attributed to a $5,194 commercial real estate development loan to a local, non-profit housing authority in support of an affordable housing project. The Bank’s 2010 loan loss experience exceeded its historical norms with net loan charge-offs amounting to $1,641, or 0.24% of total average loans, compared with $839 and 0.13% in 2009, respectively. At December 31, 2010, the allowance for loan losses stood at $8,500, representing an increase of $686 or 8.8% compared with December 31, 2009. At December 31, 2010, the allowance expressed as a percentage of total loans stood at 1.21%, up from 1.17% at December 31, 2009.

The Bank’s total deposits ended the year at $708,328, up $67,155, or 10.5%, compared with December 31, 2009. All categories of deposits posted meaningful increases in 2010. Deposit growth was principally attributed to savings and money market accounts, and NOW accounts, which increased $39,957 and $8,118, or 23.3% and 10.9%, respectively. Demand deposits were up $2,607 or 4.5%. The Bank’s total time deposits, which include certificates of deposit obtained from the national market, were up $16,473, or 4.9%, compared with December 31, 2009.

At December 31, 2010, the Company and the Bank continued to exceed regulatory requirements for "well-capitalized" financial institutions. Under the capital adequacy guidelines administered by the Bank’s principal regulators, "well-capitalized" institutions are those with Tier I leverage, Tier I Risk-based, and Total Risk-based ratios of at least 5%, 6% and 10%, respectively. At December 31, 2010, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios were 9.01%, 13.57% and 15.41%, respectively.

At December 31, 2010, the Company’s tangible common equity ratio stood at 9.01%, up from 8.60% at December 31, 2009.

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

Allowance for Loan Losses: The allowance for loan losses ("allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of probable loss in the loan portfolio. Management regularly evaluates the allowance for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income, and when a greater amount of provision for loan losses is necessary, the result is lower net income. Refer to Part II, Item 7, Allowance for Loan Losses and Provision, and Part II, Item 8, Note 3, Loans and allowance for loan losses, of the Consolidated Financial Statements, in this Annual Report on Form 10-K, for further discussion and analysis concerning the allowance.

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

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2010 and 2009, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

Goodwill: The valuation techniques used by the Company to determine the carrying value of intangible assets acquired in acquisitions involves estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based upon changes in economic conditions and other factors. Any changes in the estimates used by the Company to determine the carrying value of its goodwill, or which otherwise adversely affect their value or estimated lives, may have an adverse effect on the Company's results of operations.

Refer to Notes 1 and 6 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details of the Company’s accounting policies and estimates covering goodwill.

FINANCIAL CONDITION

Asset / Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets represented 96.4% and 97.1% of total average assets during 2010 and 2009, respectively.

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

Earning Assets

For the year ended December 31, 2010, the Company’s total average earning assets amounted to $1,047,949, compared with $1,022,037 in 2009, representing an increase of $25,912, or 2.5%. The 2010 increase in average earning assets was principally attributed to a $26,787 or 4.1% increase in the Bank’s average loan portfolio, partially offset by a $1,262 decline in average securities.

The tax-equivalent yield on total average earning assets amounted to 5.03% in 2010 compared with 5.47% in 2009, representing a decline of 44 basis points. The weighted average yield on the Bank’s securities portfolio declined 90 basis points to 5.08% in 2010, largely reflecting the replacement of accelerated cash flows from the portfolio during a period of historically low interest rates. The weighted average yield on the Bank’s loan portfolio declined 19 basis points to 5.14% in 2010, largely reflecting the ongoing competitive re-pricing of certain commercial loans and the origination and refinancing of residential mortgage loans during a period of historically low interest rates.

For the year ended December 31, 2010, total tax-equivalent interest income amounted to $52,764 compared with $55,872 in 2009, representing a decline of $3,108, or 5.6%. Interest income from the securities portfolio contributed $3,210 to the decline in 2010 interest and income, partially offset by a $103 increase in interest income from the loan portfolio.

Total Assets

The Company’s assets principally consist of loans and securities, which at December 31, 2010 represented 62.7% and 32.0% of total assets, compared with 62.4% and 32.4% at December 31, 2009, respectively.

At December 31, 2010 the Company’s total assets stood at $1,117,933 compared with $1,072,381 at December 31, 2009, representing an increase of $45,552, or 4.2%. The increase in total assets was principally attributed to a $31,178 or 4.7% increase in total loans, followed by a $10,856 or 3.1% increase in securities.

Securities

The average securities portfolio represented 33.3% of the Company’s average earning assets in 2010 and generated 33.6% of its total tax-equivalent interest and dividend income, compared with 34.3% and 37.5% in 2009, respectively.

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

The securities portfolio is primarily comprised of mortgage-backed ("MBS") securities issued by U.S. government agencies, U.S. Government-sponsored enterprises, and other non-agency, private-label issuers. The securities portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. Government-sponsored enterprises. At December 31, 2010 and 2009, the securities portfolio did not contain any pools of sub-prime mortgage-backed securities, collateralized debt obligations, or commercial mortgage-backed securities. Additionally, the Bank did not own any equity securities or have any corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"), or any interests in pooled trust preferred securities or auction rate securities.

Total Securities: At December 31, 2010, total securities stood at $357,882 compared with $347,026 at December 31, 2009, representing an increase of $10,856, or 3.1%. Securities purchased during 2010 principally consisted of mortgage-backed securities issued and guaranteed by U.S. Government agencies and sponsored enterprises.

Trading Securities: Trading securities are securities bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. During the years ended December 31, 2010 and 2009, the Bank did not own any trading securities.

Securities Held to Maturity: Securities held to maturity are debt securities for which the Bank has the positive intent and ability to hold until maturity. Held to maturity investments are reported at their aggregate cost, adjusted for amortization of premiums and accretion of discounts. During the years ended December 31, 2010 and 2009, the Bank did not own any securities held to maturity.

Securities Available for Sale: Securities available for sale represented 100% of total securities at December 31, 2010 and 2009.

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

The following table summarizes the securities available for sale portfolio as of December 31, 2010 and 2009:

	December 31, 2010
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 1,000	$ 34	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	217,319	7,812	578	224,553
US Government agency	56,083	1,216	356	56,943
Private-label	22,720	311	2,201	20,830
Obligations of states and political subdivisions thereof	60,245	327	6,050	54,522
Total	$ 357,367	$9,700	$9,185	$357,882

	December 31, 2009
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 2,770	$ 13	$ 227	$ 2,556
Mortgage-backed securities:
US Government-sponsored enterprises	226,740	7,613	3	234,350
US Government agency	21,522	606	21	22,107
Private-label	31,754	27	5,428	26,353
Obligations of states and political subdivisions thereof	63,821	1,674	3,835	61,660
Total	$346,607	$9,933	$9,514	$347,026

Obligations of U.S. Government-sponsored Enterprises: This category of securities represents promissory notes (debt instruments) issued by U.S. Government-sponsored enterprises, such as FNMA, FHLMC, FHLB, etc. All of these securities were credit rated AAA by all of the major credit rating agencies at December 31, 2010 and 2009.

At December 31, 2010, the amortized cost of obligations of U.S. Government-sponsored enterprises totaled $1,000, compared with $2,770 at December 31, 2009, representing a decline of $1,770, or 63.9%. At December 31, 2010, the amortized cost of obligations of U.S. Government enterprises comprised 0.3% of the securities portfolio, at fair value, compared with 0.8% at December 31, 2009.

At December 31, 2010, the Bank’s weighted average yield on obligations of U.S. Government-sponsored enterprises amounted to 2.50%, compared with 5.02% at December 31, 2009.

Mortgage-backed Securities Issued by U.S. Government-sponsored Enterprises: This category of securities represents mortgage backed securities issued and guaranteed by U.S. Government-sponsored enterprises, specifically, FNMA and FHLMC. These Government-sponsored enterprises were placed under the conservatorship of the U.S. Government on September 7, 2008. All of these securities were credit rated AAA by the major credit rating agencies at December 31, 2010 and 2009.

At December 31, 2010, the amortized cost of mortgage-backed securities issued by U.S. Government-sponsored enterprises totaled $217,319, compared with $226,740 at December 31, 2009, representing a decline of $9,421, or 4.2%. At December 31, 2010, the amortized cost of mortgage-backed securities issued by U.S. Government enterprises comprised 60.8% of the securities portfolio, compared with 65.4% at December 31, 2009.

At December 31, 2010, the Bank’s weighted average yield on mortgage-backed securities issued by U.S. Government-sponsored enterprises amounted to 4.39%, compared with 5.39% at December 31, 2009, representing a decline of 100 basis points. The decline in the weighted average yield was principally attributed to prevailing, historically low market yields during 2010, with accelerated securities cash flows from the portfolio generally being replaced with securities having both shorter duration and lower yields than the existing weighted average yield for this segment of the portfolio.

Mortgage-backed Securities Issued by U.S. Government Agencies: This category of securities represents mortgage-backed securities backed by the full faith and credit of the U.S. Government, such as the Government National Mortgage Association ("GNMA"). All of these securities were credit rated AAA at December 31, 2010 and 2009.

At December 31, 2010, the total amortized cost of the Bank’s mortgage-backed securities issued by U.S. Government agencies totaled $56,083, compared with $21,522 at December 31, 2009, representing an increase of $34,561, or 160.6%. At December 31, 2010, the amortized cost of mortgage-backed securities issued by U.S. Government agencies comprised 15.7% of the Bank’s securities portfolio, compared with 6.2% at December 31, 2009.

At December 31, 2010, the weighted average yield on mortgage-backed securities issued by U.S. Government agencies amounted to 3.60%, compared with 5.42% at December 31, 2009, representing a decline of 182 basis points. The decline in the weighted average yield was principally attributed to the purchase of securities having both shorter duration and lower yields compared with the existing weighted average yield for this segment of the portfolio.

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

At December 31, 2010, the total amortized cost of the Bank’s private-label MBS amounted to $22,720, compared with $31,754 at December 31, 2009, representing a decline of $9,034, or 28.4%. This decline was principally attributed to principal pay downs on the underlying securities collateral throughout 2010. At December 31, 2010, the amortized cost of mortgage-backed securities issued by private-label issuers comprised 6.4% of the Bank’s securities portfolio, compared with 9.2% at December 31, 2009.

At December 31, 2010, the weighted average yield on the Bank’s private-label mortgage-backed securities portfolio amounted to 6.35%, compared with 6.10% at December 31, 2009.

At December 31, 2010, $12,089 of the total amortized cost of the Bank’s private-label mortgage-backed securities portfolio was rated below investment grade by at least one of the major credit rating agencies. All of these below investment grade securities had been rated "AAA" by the credit rating agencies at the date of purchase and continued to be rated "AAA" through December 31, 2007. Beginning in 2008 and continuing through 2010, unprecedented market stresses began affecting all mortgage-backed securities (Government agency and private-label) as the economy in general and the housing market in particular seriously deteriorated. As a result, the Bank revised its assessments as to the full recoverability of its private-label MBS and during 2010 and 2009 and 2008 recorded $898, $2,461 and $1,435, respectively, in OTTI write-downs under existing accounting standards at that time. Refer to Part II, item 8, Notes to Consolidated Financial Statements, Notes 1 and 2 in this Annual Report on Form 10-K for further information on OTTI.

Obligations of States and Political Subdivisions Thereof: Obligations of states and political subdivisions thereof ("municipal bonds") are issued by city, county and state governments, as well as by enterprises with a public purpose, such as certain electric utilities, universities and hospitals. Municipal obligations are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid. The Bank’s municipal bond portfolio is generally concentrated in school districts across the U.S.A., which have historically been considered among the safer municipal bond investments. One of the primary attractions of municipal bonds is that "Bank Qualified" issues are federally tax exempt.

At December 31, 2010, the amortized cost of the Bank’s municipal bond portfolio, totaled $60,245, compared with $63,821 at December 31, 2009, representing a decline of $3,576, or 5.6%. At December 31, 2010, the amortized cost of municipal bonds comprised 16.9% of the Bank’s securities portfolio, compared with 18.4% at December 31, 2009.

At December 31, 2010, the fully tax-equivalent yield on the Bank’s municipal bond portfolio amounted to 7.36%, compared with 7.53% at December 31, 2009.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2010, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2010 and 2009, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies.

Securities Maturity Distribution and Weighted Average Yields: The following table summarizes the maturity distribution of the amortized cost of the Bank’s securities portfolio and weighted average yields of such securities on a fully tax-equivalent basis as of December 31, 2010. The Bank recognizes the amortization of premiums and accretion of discounts in interest income using the interest method over the estimated life of the security. The maturity distribution is based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

SECURITIES
MATURITY SCHEDULE AND WEIGHTED AVERAGE YIELDS
DECEMBER 31, 2010
(at fair value)

	Greater than one year to five years		Greater than five to ten years		Greater than ten years		TOTAL
	Estimated Fair Value	Weighted average rate	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average yield	Estimated Fair Value	Weighted average yield

Obligations of US Government-sponsored enterprises	$1,034	2.50%	$ ---	---	$ ---	---%	$ 1,034	2.50%
Mortgage-backed securities:
US Government-sponsored enterprises	1,755	3.76%	8,192	3.87%	214,606	4.42%	224,553	4.39%
US Government agency	195	2.27%	1,284	5.97%	55,464	3.55%	56,943	3.60%
Private-label	---	---	1,496	5.50%	19,334	6.41%	20,830	6.35%
Obligations of states and political subdivisions thereof	106	7.49%	4,973	7.15%	49,443	7.38%	54,522	7.36%
Total	$3,090		$15,945		$338,847		$357,882

Securities Concentrations: At December 31, 2010 and 2009, the Bank did not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceeded 5% of the Company’s shareholders’ equity.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at December 31, 2010, amounted to an excess of $9,185, or 2.6% of the total amortized cost of the securities portfolio. At December 31, 2009 this amount represented an excess of $9,514, or 2.7% of the total amortized cost of the securities portfolio. As of December 31, 2010, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $6,618, compared with $6,675 at December 31, 2009.

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

At December 31, 2010 the Bank’s investment in FHLB stock totaled $16,068, unchanged compared with December 31, 2009.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. This moratorium continued throughout 2010. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.

In the first quarter of 2009, the FHLB of Boston also advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for all of 2009 were suspended and that continued to be the case in 2010. Following five consecutive quarters of profitability, on February 22, 2011 the FHLB’s board of directors declared a cash dividend equal to an annual yield of 0.30 percent, based on the average stock outstanding in the fourth quarter of 2010, which will be paid on March 2, 2011. The FHLB’s board of directors anticipates it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label MBS or mortgage loan portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB of Boston and its overall financial condition. For the year ended December 31, 2010, the FHLB reported unaudited net income of $106.6 million, following a net loss of $186.8 million in 2009. The FHLB also reported that it remained in compliance with all regulatory capital ratios as of December 31, 2010 and, in the most recent information available, was classified "adequately capitalized" by its regulator, the Federal Housing Finance Agency, as of September 30, 2010. At December 31, 2010, the FHLB’s total regulatory capital-to-assets ratio was 6.8%, exceeding the 4.0% minimum regulatory requirement, and its permanent capital was $4.0 billion, exceeding its $975.2 million minimum regulatory risk-based capital requirement.

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy, the liquidity position and return to profitability of the FHLB, Company management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2010. Future deterioration of the FHLB’s capital levels may require the Bank to deem its restricted investment in FHLB stock to be other-than-temporarily impaired. If evidence of impairment exists in future periods, the FHLB stock would reflect fair value using observable or unobservable inputs. The Bank will continue to monitor its investment in FHLB of Boston stock.

Loans

Total Loans: At December 31, 2010, total loans amounted to $700,670, compared with $669,492 at December 31, 2009, representing an increase of $31,178, or 4.7%. Commercial loans led the overall growth of the loan portfolio in 2010.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the major components of the Bank’s loan portfolio, net of deferred loan origination fees and costs, as of December 31 over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2010	2009	2008	2007	2006

Commercial real estate mortgages	$260,357	$242,875	$204,588	$167,966	$135,077
Commercial and industrial loans	80,765	77,284	65,717	65,238	61,634
Commercial construction and land development	32,114	26,901	32,086	15,697	24,253
Agricultural and other loans to farmers	24,359	22,192	19,390	15,989	17,706
Total commercial loans	397,595	369,252	321,781	264,890	238,670

Residential real estate mortgages	231,434	225,750	249,543	251,625	253,114
Home equity loans	54,289	54,889	51,095	45,783	45,062
Consumer loans	4,417	4,665	4,773	10,267	10,889
Total consumer loans	290,140	285,304	305,411	307,675	309,065

Tax exempt loans	12,126	14,138	5,358	6,001	6,213

Deferred origination costs(fees), net	809	798	1,053	1,145	1,151
Total loans	700,670	669,492	633,603	579,711	555,099
Allowance for loan losses	(8,500)	(7,814)	(5,446)	(4,743)	(4,525)
Total loans net of allowance for loan losses	$692,170	$661,678	$628,157	$574,968	$550,574

At December 31, 2010, commercial loans comprised 56.7% of the total loan portfolio, compared with 55.2% at December 31, 2009. Consumer loans, which principally consisted of residential real estate mortgage loans, comprised 41.4% of total loans compared with 42.6% at December 31, 2009.

Factors contributing to the changes in the loan portfolio are enumerated in the following discussion and analysis.

Commercial Loans: The Bank offers a variety of commercial lending products including term loans and lines of credit. The Bank offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure. Commercial loans are provided primarily to organizations and sole proprietors in the tourism, hospitality, healthcare, blueberry, boatbuilding, biological research, and fishing industries, as well as to other small and mid-size businesses associated with the coastal communities of Maine.

Commercial loans are approved using a combination of individual loan authorities, and a Directors’ Loan Committee. For loan relationships below $500, loans are approved using individual loan authorities. For loan relationships over $500 but less than $1,000, loans are approved by two Senior Signors. The Bank has four Senior Signors – the President and CEO, the SVP of Business Banking, the SVP of Retail Banking and the SVP of Credit Administration. Loans to customer relationships over $1,000 require (with some limited exceptions as permitted in the Bank’s lending policy) approval by the Bank’s Directors’ Loan Committee, a formal Committee of the Bank’s Board of Directors. Any loans approved under any of the limited exceptions permitted by the Bank’s lending policy are ratified by the Directors’ Loan Committee, which meets regularly.

At December 31, 2010, total commercial loans amounted to $397,595, compared with $369,252 at December 31, 2009, representing an increase of $28,343, or 7.7%. All categories of commercial loans posted meaningful increases.

Commercial loan growth has generally been challenged by a troubled economy, declining loan demand, and strong competition for quality loans. Bank management attributes the overall growth in commercial loans to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a local economy that has fared better than the nation as a whole.

Commercial Real Estate Mortgages: The 2010 growth in the commercial loan portfolio was principally attributed to commercial real estate mortgage ("CRE") loans which ended the year at $260,357, representing an increase of $17,482 or 7.2%, compared with December 31, 2009. This category of loans represented 37.2% of the loan portfolio at December 31, 2010, compared with 36.3% at December 31, 2009.

The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (fixed rates for five years or less) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are largely dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, approximately 33.1% of the CRE portfolio is represented by loans to the lodging industry. The Bank underwrites hotel loans as operating businesses, lending primarily to seasoned establishments with stabilized cash flows.

Commercial and Industrial Loans: At December 31, 2010, commercial and industrial loans totaled $80,765, compared with $77,284 at December 31, 2009, representing an increase of $3,481, or 4.5%. This category of loans represented 11.5% of the loan portfolio at December 31, 2010, unchanged compared with December 31, 2009. The Bank’s market area demographics have historically limited the opportunity and growth potential in this particular category of loans.

In nearly all cases, commercial and industrial loans are made in the Bank’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Bank takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower or principal. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial and industrial loans is principally due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. As a result of these additional complexities, variables and risks, commercial and industrial loans generally require more thorough underwriting and servicing than other types of loans.

Commercial Construction and Land Development Loans: At December 31, 2010, commercial construction and development loans totaled $32,114, compared with $26,901 at December 31, 2009, representing an increase of $5,213, or 19.4%.

The Bank makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Bank conducts periodic inspections prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Bank’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion, there is no assurance that the Bank will be able to recover the entire unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Agricultural and Other Loans to Farmers: Loans to finance agricultural production and other loans to farmers totaled $24,359 as of December 31, 2010, compared with $22,192 at December 31, 2009, representing an increase of $2,167, or 9.8%. This category of loans represented 3.5% of the total loan portfolio at December 31, 2010, compared with 3.3% at December 31, 2009. The communities served by the Bank generally offer limited opportunities for lending in this industry sector. This category of loans includes loans related to Maine’s wild blueberry industry.

Consumer Loans: At December 31, 2010, total consumer loans, which principally consisted of residential real estate mortgage loans, stood at $290,140 compared with $285,304 at December 31, 2009, representing an increase of $4,836, or 1.7%.

Residential real estate mortgage loans totaled at $231,434 as of December 31, 2010, compared with $225,750 at December 31, 2009, representing an increase of $5,684, or 2.5%. This category of loans represented 33.0% of the Bank’s total loan portfolio at December 31, 2010, compared with 33.7% at December 31, 2009.

Residential mortgage loan origination activity slowed during 2010 largely reflecting current economic conditions and uncertainties with respect to further real estate market declines in the communities served by the Bank, and to a lesser extent the expiration of the first time home buyers tax credit. Residential mortgage loan refinancing activity continued at a brisk pace in 2010, which was attributed to historically low interest rates.

Home equity loans totaled $54,289 at December 31, 2010, compared with $54,889 at December 31, 2009, representing a decline of $600, or 1.1%. Approximately 93% of the Bank’s home equity loan portfolio is represented by variable rate loans indexed to the Prime interest rate. Bank management believes the 2010 decline in home equity loans was principally attributed to depressed real estate values and a weak economy, including diminished consumer spending and confidence.

Loans to individuals for household, family and other personal expenditures ("consumer loans") totaled $4,417 at December 31, 2010 compared with $4,665 at December 31, 2009, representing a decline of $248, or 5.3%. Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank has not campaigned aggressively for consumer installment loans over the past five years.

Tax Exempt Loans: Tax-exempt loans totaled $12,126 at December 31, 2010, compared with $14,138 at December 31, 2009, representing a decline of $2,012, or 14.2%. Tax-exempt loans represented 1.7% of the total loan portfolio at December 31, 2010, compared with 2.1% at December 31, 2009.

Tax-exempt loans principally include loans to local government municipalities and, to a lesser extent, not-for-profit organizations. Government municipality loans typically have short maturities (e.g., tax anticipation notes, etc.). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins.

Loan Concentrations: Because of the Bank’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2010, approximately $86,142 or 12.3% of the Bank’s loan portfolio was represented by loans to the lodging industry, compared with $70,846 or 10.6% at December 31, 2009. Loan concentrations continued to reflect principally the Bank’s business region.

Sub-prime Mortgage Lending: Sub-prime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that Bank management has actively pursued. In general, the industry does not apply a uniform definition of what actually constitutes "sub-prime" lending. In referencing sub-prime lending activities, Bank management relies upon several sources, including Maine’s predatory lending law enacted January 1, 2008, and the "statement of Sub-prime Mortgage Lending" issued by the federal bank regulatory agencies (the "agencies") on June 29, 2007, which further references the expanded guidance for sub-prime lending programs (the "expanded guidance"), issued by the agencies by press release dated January 31, 2001.

In the expanded guidance, the agencies indicated that sub-prime lending does not refer to individual sub-prime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The agencies recognize that many prime loan portfolios will contain such accounts. The agencies also excluded prime loans that develop credit problems after origination and community development loans from the sub-prime arena. According to the expanded guidance, sub-prime loans are other loans to borrowers that display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all sub-prime borrowers and may not match all markets’ or institutions’ specific sub-prime definitions, are set forth, including having a FICO (credit) score of 660 or lower. Based on the definitions and exclusions described above, Bank management considers the Bank as a prime lender. Within the Bank’s residential mortgage loan portfolio there are loans that, at the time of origination, had one or more borrowers with FICO scores of 660 or below. However, as a portfolio lender, the Bank reviews all credit underwriting data including all data included in borrower credit reports and does not base its underwriting decisions solely on FICO scores. Bank management believes the aforementioned loans, when made, were adequately collateralized and documented, and otherwise conformed to the Bank’s prime lending standards.

Real Estate Loans Under Foreclosure: At December 31, 2010, real estate loans under foreclosure totaled $2,746 compared with $3,552 at December 31, 2009, representing a decrease of $806, or 22.7%.

At December 31, 2010, real estate loans under foreclosure were represented by fifteen residential mortgage loans totaling $1,706, three commercial construction loans totaling $872, and one commercial real estate loan of $168.

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

At December 31, 2010 total OREO amounted to $656, compared with $854 as of December 31, 2009. Two residential and two commercial properties comprised the December 31, 2010 balance of OREO.

Mortgage Loan Servicing: The Bank from time to time will sell residential mortgage loans to other institutions and investors such as the FHLMC. The Bank has generally sold fixed rate, long term, low-coupon mortgages as a means of managing interest rate risk. The sale of loans also allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2010, the unpaid balance of mortgage loans serviced for others totaled $30,525 compared with $32,810 at December 31, 2009, representing a decline of $2,285 or 7.0%. During 2010, virtually all of the residential mortgage loans originated by the Bank were held in its loan portfolio.

Loan Portfolio Interest Rate Composition: The following table summarizes the commercial, tax-exempt and consumer components of the loan portfolio by fixed and variable interest rate composition, as of December 31, 2010 and 2009:

	2010	2009

Commercial:
Fixed	$ 57,316	$ 42,939
Variable	340,683	326,712
Total	$ 397,999	$ 369,651

Tax exempt:
Fixed	$ 7,045	$ 9,138
Variable	5,081	5,000
Total	$ 12,126	$ 14,138

Consumer:
Fixed	$ 179,861	$ 172,506
Variable	110,684	113,197
Total	$ 290,545	$ 285,703

Total loans:
Fixed	$ 244,222	$ 224,583
Variable	456,448	444,909
Total	$ 700,670	$ 669,492

At December 31, 2010, fixed and variable rate loans comprised 34.9% and 65.1% of the loan portfolio, respectively, compared with 33.5% and 66.5% at December 31, 2009. Over the past two years variable rate loans comprised a larger portion of the loan portfolio compared with historical levels. Bank management believes this was principally driven by the historically low Prime interest rate, which is the index used for most of the Bank’s variable rate commercial loans. Most new borrowers elected Prime based loan pricing, while some existing borrowers renegotiated their higher cost fixed rate borrowings to lower cost Prime based borrowings.

Loan Maturities and Re-pricing Distribution: The following table summarizes fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2010 and 2009. Actual maturity dates may differ from contractual maturity dates due to prepayments, modifications and re-financings.

Maturities	2010	2009

One year or less	$260,676	$237,293
Over 1 - 5 years	121,949	144,108
Over 5 years	318,045	288,091
Total loans	$700,670	$669,492

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings, and loans past due 90 days or more and still accruing interest. At December 31, 2010, total non performing loans included one troubled debt restructuring (a residential real estate mortgage), that is currently on non-accrual, with an outstanding principal balance of $301.

The following table sets forth the details of non-performing loans over the past five years.

TOTAL NON-PERFORMING LOANS
AT DECEMBER 31

	2010	2009	2008	2007	2006

Commercial real estate mortgages	$ 3,572	$3,096	$1,645	$1,519	$253
Commercial construction and land development	5,899	392	---	---	---
Commercial and industrial loans	778	237	294	---	162
Agricultural and other loans to farmers	254	1,848	199	79	41
Total commercial loans	10,503	5,573	2,138	1,598	456

Residential real estate mortgages	3,022	2,498	1,696	377	37
Home equity loans	146	304	26	73	73
Residential construction and development	---	24	25	---	---
Consumer loans	---	5	16	5	4
Total consumer loans	3,168	2,831	1,763	455	114

Total non-accrual loans	13,671	8,404	3,901	2,053	570
Accruing loans contractually past due 90 days or more	6	772	503	9	58
Total non-performing loans	$13,677	$9,176	$4,404	$2,062	$628

Allowance for loan losses to non-performing loans	62%	85%	124%	230%	721%
Non-performing loans to total loans	1.95%	1.37%	0.70%	0.36%	0.11%
Allowance to total loans	1.21%	1.17%	0.86%	0.82%	0.82%

At December 31, 2010, total non-performing loans amounted to $13,677, or 1.95% of total loans, compared with $9,176 or 1.37% of total loans as of December 31, 2009. One commercial real estate development loan to a local, non-profit housing authority in support of an affordable housing project accounted for $5,194, or 38.0%, of the total year-end 2010 non-performing loans and more than accounted for the year-over-year increase.

Non-performing commercial real estate mortgages amounted to $3,572 at December 31, 2010, representing an increase of $476 or 15.4% compared with December 31, 2009. At December 31, 2010, non-performing commercial real estate loans were represented by eleven business relationships, with outstanding balances ranging from $78 to $954.

Non-performing residential real estate mortgages amounted to $3,022 at December 31, 2010, representing an increase of $524 or 21.0% compared with December 31, 2009. At December 31, 2010, non-performing residential real estate loans were represented by 32, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $4 to $457.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at December 31, 2010, Bank management is cognizant of the weakened real estate market, elevated unemployment rates and depressed economic conditions overall. Bank management recognizes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $3,749 and $4,255 at December 31, 2010, and 2009, or 0.54% and 0.64% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At December 31, 2010, the Bank identified eighteen commercial relationships totaling $4,886 as potential problem loans, or 0.70% of total loans. At December 31, 2009, the Bank identified fourteen commercial relationships totaling $2,572 as potential problem loans, or 0.38% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Allowance for Loan Losses: At December 31, 2010, the allowance for loan losses (the "allowance") stood at $8,500, compared with $7,814 at December 31, 2009, representing an increase of $686, or 8.8%. At December 31, 2010, the allowance expressed as a percentage of total loans stood at 121 basis points, up from 117 basis points at December 31, 2009. The increase in the allowance was principally attributed to continued deterioration in the overall credit quality of the Bank’s loan portfolio, including the increases in non-performing and potential problem loans. Company management believes this is reflective of depressed economic conditions, including elevated unemployment levels and declining real estate values in the markets served by the Bank.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as expedient, a collateral shortfall analysis. The amount of collateral dependant impaired loans totaled $7,151 as of December 31, 2010, compared with $4,416 as of December 31, 2009. The related allowances for loan losses on these impaired loans amounted to $1,090 and $702 as of December 31, 2010 and 2009, respectively.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $536 and $382 for the years ended December 31, 2010 and 2009, respectively.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during 2010 compared with 2009.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at December 31, 2010, is appropriate for the risks inherent in the loan portfolio.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES
SUMMARY OF LOAN LOSS EXPERIENCE

	2010	2009	2008	2007	2006

Balance at beginning of period	$ 7,814	$ 5,446	$ 4,743	$ 4,525	$ 4,647
Charge offs:
Commercial real estate mortgages	296	74	280	60	---
Commercial and industrial loans	652	280	858	29	197
Commercial construction and land development	167	---	---	---	---
Agricultural and other loans to farmers	396	68	3	69	10
Residential real estate mortgages	160	455	86	8	23
Consumer loans	103	78	106	104	119
Home equity loans	100	40	3	33	---
Total charge-offs	1,874	995	1,336	303	349

Recoveries:
Commercial real estate mortgages	3	---	2	3	7
Commercial and industrial loans	15	21	1	26	4
Residential real estate mortgages	106	119	17	---	32
Consumer loans	69	16	24	36	53
Home equity loans	40	---	---	---	---
Total recoveries	233	156	44	65	96

Net charge-offs	1,641	839	1,292	238	253
Provision charged to operations	2,327	3,207	1,995	456	131

Balance at end of period	$ 8,500	$ 7,814	$ 5,446	$ 4,743	$ 4,525

Average loans outstanding during period	$681,988	$655,201	$611,373	$558,795	$538,212

Net charge-offs to average loans outstanding	0.24%	0.13%	0.21%	0.04%	0.05%

The Bank’s 2010 loan loss experience exceeded its historical norms. Total net loan charge-offs amounted to $1,641 in 2010 compared with $839 in 2009, representing an increase of $802, or 95.6%. Total net loan charge-offs to average loans outstanding amounted to 0.24% in 2010, compared with 0.13% in 2009.

The following table presents the five-year summary of the allowance by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(at December 31)

	2010		2009		2008		2007		2006
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial and industrial, and agricultural	$1,460	15.01%	$1,812	14.85%	$1,546	13.43%	$1,059	14.01%	$1,387	14.29%
Real estate mortgages:
Real estate-construction and land devlopment	999	4.58%	349	4.02%	251	5.06%	168	2.71%	205	4.37%
Real estate-mortgage	5,858	78.05%	5,377	78.32%	3,414	79.91%	3,247	80.47%	2,628	78.26%
Installments and other loans to individuals	73	0.63%	122	0.70%	169	0.75%	235	1.77%	257	1.96%
Tax exempt	110	1.73%	154	2.11%	66	0.85%	34	1.04%	48	1.12%
TOTAL	$8,500	100.00%	$7,814	100.00%	$5,446	100.00%	$4,743	100.00%	$4,525	100.00%

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

At December 31, 2010, the cash surrender value of BOLI amounted to $7,112, compared with $6,846 at December 31, 2009, representing an increase of $266, or 3.9%, compared with December 31, 2009.

Other Assets

The Company’s other assets are principally comprised of accrued interest receivable, prepaid FDIC insurance assessments, deferred income taxes and other real estate owned.

At December 31, 2010 total other assets amounted to $15,223, compared with $15,846 at December 31, 2009, representing a decline of $623, or 3.9%.

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

According to a January 2011 report prepared by the Maine Bureau of Financial Institutions, Maine banks rely on borrowings and other types of non-core funding to a much greater degree than the national average, as Maine banks’ historical core deposit growth has not kept pace with earning asset growth.

While the Bank has had a long and successful track record in managing its liquidity and funding its earning asset portfolios. Management believes that the Bank’s future success in growing core deposits will be a determinant factor in its ability to meaningfully grow earning assets and leverage its strong capital position.

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

Total Deposits: At December 31, 2010 total deposits amounted to $708,328 compared with $641,173 at December 31, 2009, representing an increase of $67,155, or 10.5%.

Demand Deposits: The Bank’s demand deposits are principally business accounts, which account for approximately two-thirds of total demand deposits. At December 31, 2010, total demand deposits amounted to $60,350, compared with $57,743 at December 31, 2009, representing an increase of $2,607, or 4.5%. As discussed above, the Bank’s deposits are seasonal in nature and the timing and extent of seasonal swings vary from year to year. This is particularly the case with demand deposits. For the year ended December 31, 2010, average demand deposits amounted to $57,036, compared with $53,152 in 2009, representing an increase of $3,884, or 7.3%. Management believes the increase in demand deposits was largely attributed to a strong tourist season in the local communities served by the Bank, combined with new customer relationships.

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

NOW Accounts: Bank offers interest bearing NOW accounts to individuals, not-for-profit organizations and sole proprietor businesses. At December 31, 2010, total NOW accounts amounted to $82,656, compared with $74,538 at December 31, 2009, representing an increase of $8,118, or 10.9%. For the year ended December 31, 2009, average NOW accounts amounted to $77,843, compared with $70,656 in 2009, representing an increase of $7,187 or 10.2%.

During 2010, the Bank’s most successful NOW account product continued to be Gold Wave Checking, a relationship product designed for its customers age 50 and above.

Savings and Money Market Deposits: At December 31, 2010, total savings and money market accounts amounted to $211,748, compared with $171,791 at December 31, 2009, representing an increase of $39,957, or 23.3%. For the year ended December 31, 2010, average savings and money market accounts amounted to $184,744, compared with $164,543 in 2009, representing an increase of $20,201 or 12.3%.

Money market deposits represented the most significant deposit growth category in 2010. Bank management believes this largely reflected the historically low interest rates on fixed income products such as time certificates of deposit.

Time Deposits: At December 31, 2010, total time deposits amounted to $353,574, compared with $337,101 at December 31, 2009, representing an increase of $16,473, or 4.9%. A portion of the Bank’s time deposits include certificates of deposit obtained from the national market. This source of funds is generally utilized to help support the Bank’s earning asset growth, while maintaining its strong on-balance-sheet liquidity position via secured borrowing lines of credit with the FHLB of Boston and the Federal Reserve Bank of Boston.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering time deposits, the Bank generally prices these deposits on a relationship basis. At December 31, 2010, the weighted average cost of time deposits was 2.19% compared with 2.58% at December 31, 2009, representing a decline of 39 basis points. Given the current interest rate environment and continuing time deposit maturities, Bank management anticipates that the weighted average cost of time deposits will continue to show declines in 2011.

The following table summarizes the changes in the average balances of deposits during the periods indicated, including the weighted average interest rates paid for each category of deposits:

AVERAGE DEPOSIT BALANCES BY CATEGORY OF DEPOSIT

	2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 57,036	---	$ 53,152	---
NOW accounts	77,843	0.41%	70,656	0.43%
Savings and money market deposits	184,744	0.81%	164,543	1.05%
Time deposits	369,408	2.19%	337,242	2.58%
Total deposits	$689,031		$625,593

The following table summarizes the maturity distribution of time deposits of $100 or greater:

MATURITY SCHEDULE
TIME DEPOSITS $100 OR GREATER
DECEMBER 31, 2010

Three months or less	$ 39,513
Over three to six months	24,399
Over six to twelve months	27,213
Over twelve months	29,292
Total	$120,417

Time deposits in denominations of $100 or greater totaled $120,417 at December 31, 2010, compared with $109,551 at December 31, 2009, representing an increase of $10,866, or 9.9%.

In July 2010, Congress enacted regulatory reform legislation know as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which the president signed into law on July 21, 2010. The Dodd-Frank Act included provisions that permanently raised the current standard maximum FDIC deposit insurance amount to $250 per depositor.

Borrowed Funds

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

Borrowed funds principally consist of advances from the FHLB of Boston (the "FHLB") and, to a lesser extent, securities sold under agreements to repurchase, Fed funds purchased and borrowings from the Federal Reserve Bank of Boston. Advances from the FHLB are secured by stock in the FHLB, investment securities, certain commercial real estate loans, and blanket liens on qualifying mortgage loans and home equity loans.

Refer to Part II, Item 7, Contractual Obligations, and Notes 10 and 11, Short Term Borrowings and Long Term Debt, of the consolidated financial statements in this annual report on form 10-K for further information on borrowed funds.

Total Borrowings: At December 31, 2010, total borrowings amounted to $300,014, compared with $311,629 at December 31, 2009, representing a decline of $11,615, or 3.7%. The 2010 decline in borrowings was principally attributed to strong retail deposit growth in 2010.

Junior Subordinated Debentures: In the second quarter of 2008, the Bank issued $5,000 aggregate principal amount of subordinated debt securities. These securities qualify as Tier 2 capital for the Bank and the Company and were issued to help support future earning asset growth without jeopardizing the Bank’s historically strong capital position. The subordinated debt securities are due in 2023, but are callable by the Bank after five years without penalty. The rate of interest on these securities is three month Libor plus 345 basis points. The subordinated debt securities are classified as borrowings on the Company’s consolidated balance sheet.

Borrowing Maturities: Borrowing maturities are managed in concert with the Bank’s asset and liability management strategy and are closely aligned with the ongoing management of balance sheet interest rate risk.

During 2010 and 2009, the Bank extended the maturities on a portion of its FHLB borrowings. These actions were taken during periods of favorable market interest rates, and were consistent with the Bank’s asset and liability management strategy of lessening its exposure to rising interest rates over a five year horizon. At December 31, 2010, long term borrowings with maturities in excess of one year represented 60.0% of total borrowings.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at December 31, 2010 the Company maintained its strong capital position and continued to be a "well-capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of December 31, 2010 and 2009, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At December 31, 2010 the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 15.41%, 13.57% and 9.01%, respectively.

The following table sets forth the Company's regulatory capital at December 31, 2010 and 2009, under the rules applicable at that date.

	December 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$113,741	15.41%	$122,615	17.14%
Regulatory Requirement	59,065	8.00%	57,241	8.00%
Excess over "adequately capitalized"	$ 54,676	7.41%	$ 65,374	9.14%

Tier 1 Capital to Risk Weighted Assets	$100,166	13.57%	$109,755	15.34%
Regulatory Requirement	29,532	4.00%	28,620	4.00%
Excess over "adequately capitalized"	$ 70,634	9.57%	$ 81,135	11.34%

Tier 1 Capital to Average Assets	$100,166	9.01%	$109,755	10.35%
Regulatory Requirement	44,493	4.00%	42,431	4.00%
Excess over "adequately capitalized"	$ 55,673	5.01%	$ 67,324	6.35%

As more fully disclosed in Note 12 of the Consolidated Financial Statements in this Annual Report on Form 10-K, the Bank also maintained its standing as a well-capitalized institution as defined by applicable regulatory standards. At December 31, 2010 the Bank’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 15.56%, 13.72% and 9.10%, respectively.

Series A Fixed Rate Cumulative Perpetual Preferred Stock and Warrant: As previously reported, on January 16, 2009, the Company sold to Treasury 18,751 shares of the Company’s Series A Preferred Stock and a ten-year Warrant to purchase up to 104,910 shares of the Company’s common stock, par value two dollars per share at an initial exercise price of $26.81 per share, for an aggregate purchase price of $18,751 in cash. All of the proceeds from the sale were treated as Tier 1 capital for regulatory purposes.

On February 24, 2010 the Company redeemed all 18,751 shares of its Preferred Stock sold to Treasury. The Company paid $18,774 to the Treasury to redeem the Preferred Stock, consisting of $18,751 of principal and $23 of accrued and unpaid dividends. The Company’s redemption of the Preferred Stock was not subject to additional conditions or stipulations from the Treasury.

The Preferred Stock that the Company repurchased for $18,751 had a current carrying value of $18,255 (net of $496 unaccreted discount) on the Company’s consolidated balance sheet. As a result of the repurchase, the Company accelerated the accretion of the $496 discount and recorded a total reduction in shareholders’ equity of $18,751 in the first quarter of 2010. Additionally, the accelerated accretion of the discount was treated in a manner consistent with that for preferred dividends in reporting net income available to common shareholders in the Company’s results of operations for 2010, reducing diluted earnings per share by $0.13.

In the fourth quarter of 2009, the Warrant received by the Treasury to purchase up to 104,910 shares of the Company’s common stock was reduced by one half to 52,455 shares as a result of the Company’s successful completion of a common stock offering in December 2009. On July 28, 2010, the Company repurchased the Warrant in its entirety for $250. The repurchase of the Warrant did not have any effect on the Company’s earnings or earnings per share. As a result of the Warrant repurchase, the Company has repurchased all securities issued to Treasury under CPP.

Common Stock Offering: In December 2009 the Company completed its offering of 800,000 shares of common stock to the public at $27.50 per share. The net proceeds from this offering, after deducting underwriting discounts and expenses amounted to $20,412. In January 2010 the Company completed the closing of the underwriter’s exercise of its over-allotment option to purchase an additional 82,021 shares of the Company’s common stock at a purchase price to the public of $27.50 per share. The Company received total net proceeds from the offering, including the exercise of the over allotment option, after deducting underwriting discounts and expenses, amounting to $22,442. All of the net proceeds from this offering are treated as Tier 1 capital for regulatory purposes. In February of 2010, the Company used $18,751 of the net proceeds from this offering to repurchase all of its Preferred Stock sold to Treasury under the CPP.

Trends, Events or Uncertainties: There are no known trends, events or uncertainties, nor any recommendations by any regulatory authority, that are reasonably likely to have a material effect on the Company’s capital resources, liquidity, or financial condition.

Stock Repurchase Plan: In August of 2008, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding. The new stock repurchase program became effective as of August 21, 2008, and was authorized to continue for a period of up to twenty-four consecutive months. In August of 2010, the Company’s Board of Directors authorized the continuance of this program through August 19, 2012. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions.

As of December 31, 2010, the Company had repurchased 76,782 shares of stock under this plan, at a total cost of $2,108 and an average price of $27.45 per share. The Company recorded the repurchased shares as treasury stock.

Cash Dividends: The Company has historically paid regular quarterly cash dividends on its common stock. Each quarter the Board of Directors declares the payment of regular quarterly cash dividends, subject to adjustment from time to time, based on the Company’s earnings outlook, the strength of its balance sheet, its need for funds, and other relevant factors. There can be no assurance that dividends on the Company’s common stock will be paid in the future.

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2010, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $3,955, compared with $2,994 in 2009. The Company’s 2010 dividend payout ratio amounted to 39.4%, compared with 32.6% in 2009. The total regular cash dividends paid in 2010 amounted to $1.045 per common share of common stock, compared with $1.040 in 2009, representing an increase of $0.005 per share, or 0.5%.

In the first quarter of 2011, the Company declared a regular cash dividend of $0.27 per share of common stock, representing an increase of $0.01 or 3.8%, compared with the first quarter of 2010.

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

The Company is also obligated to make payments on operating leases for its branch office in Somesville, Maine, its temporary office in Ellsworth, Maine, and its office in Bangor, Maine.

The following table summarizes the Company’s contractual obligations at December 31, 2010. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$264,707	$ 89,573	$83,144	$74,990	$17,000
Fed Funds Purchased	9,450	9,450	---	---	---
Securities sold under agreements to repurchase	20,857	20,857	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	566	126	205	185	50
Total	$300,580	$120,006	$83,349	$75,175	$22,050

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. At December 31, 2010, the Bank had $82,000 in callable advances.

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

At December 31, 2010 and 2009, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At December 31, 2010, commitments under existing standby letters of credit totaled $750, compared with $372 at December 31, 2009. The fair value of the standby letters of credit was not significant as of the foregoing dates.

Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and, in the past, have included certain financial derivative instruments; namely, interest rate swap agreements and interest rate floor agreements.

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

The following table summarizes the Bank’s commitments to extend credit as of December 31:

COMMITMENTS TO EXTEND CREDIT

	2010	2009

Commitments to originate loans	$ 24,112	$ 42,694
Unused lines of credit	84,360	78,607
Un-advanced portions of construction loans	11,215	12,565
Total	$119,687	$133,866

Financial Derivative Instruments: As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that change in interest rates does not have a significant adverse effect on net interest income. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements and interest rate floor agreements.

During 2010, the Bank had two outstanding, off balance sheet, derivative instruments, both of which matured during the year. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The details of these two derivative instruments are summarized below.

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Expiration Date	Prime Strike Rate	Premium Paid	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$1,072
$10,000	11/01/10	6.50%	$ 69	$ 751

In 2005, interest rate floor agreements were purchased by the Bank to limit its exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate fell below the predetermined floor rates of 6.00% and 6.50%, thus effectively ensuring interest income on the pools of prime-based loans at minimum rates of 6.00% and 6.50% on the $20,000 and $10,000 notional amounts for the duration of the agreements, respectively. The interest rate floor agreements were designated as cash flow hedges.

During 2010, total cash flows received from counterparties amounted to $588, compared with $884 in 2009. The cash flows received from counterparties were recorded in interest income.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 4% of total assets. At December 31, 2010, liquidity, as measured by the basic surplus model, was 7.0% over the 30-day horizon and 6.3% over the 90-day horizon.

At December 31, 2010, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $70,594. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody ("BIC") program at the Federal Reserve Bank of Boston. At December 31, 2010, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $162,135 or 14.5% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its liquidity position.

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

Total Net Interest Income: For the year ended December 31, 2010, net interest income on a tax- equivalent basis amounted to $33,332 compared with $34,786 in 2009, representing a decline of $1,454, or 4.2%. As more fully discussed below, the decline in 2010 tax-equivalent net interest income was principally attributed to a 22 basis point decline in the Bank’s net interest margin, offset in part by a $25,912, or 2.5% increase in average earning assets.

For the year ended December 31, 2009, net interest income on a tax-equivalent basis amounted to $34,786, compared with $28,090 in 2008, representing an increase of $6,696, or 23.8%. As more fully discussed below, the 2009 increase in tax-equivalent net interest income compared with 2008 was principally attributed to a 27 basis point improvement in the tax-equivalent net interest margin, combined with average earning asset growth of $125,687, or 14.0%.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s daily average balance sheets and the components of net interest income, including a reconciliation of tax equivalent adjustments, for the years ended December 31, 2010, 2009 and 2008:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
For the year ended December 31, 2010

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 681,988	$35,039	5.14%
Taxable securities (2)	288,492	13,239	4.59%
Non-taxable securities (2,3)	60,544	4,484	7.41%
Total securities	349,036	17,723	5.08%
Federal Home Loan Bank stock	16,068	---	0.00%
Fed funds sold, money market funds, and time
deposits with other banks	857	2	0.23%

Total Earning Assets	1,047,949	52,764	5.03%

Non-Interest Earning Assets:
Cash and due from banks	8,746
Allowance for loan losses	(8,428)
Other assets (2)	39,060
Total Assets	$1,087,327

Interest Bearing Liabilities:
Deposits	$ 631,995	$ 9,906	1.57%
Borrowings	287,216	9,526	3.32%
Total Interest Bearing Liabilities	919,211	19,432	2.11%
Rate Spread			2.92%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	57,036
Other liabilities	5,169
Total Liabilities	981,416
Shareholders' equity	105,911
Total Liabilities and Shareholders' Equity	$1,087,327
Net interest income and net interest margin (3)		33,332	3.18%
Less: Tax Equivalent adjustment		(1,623)
Net Interest Income		$31,709	3.03%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax-equivalent basis.

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
(3) For purposes of these computations, interest income is reported on a tax-equivalent basis.

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
(3) For purposes of these computations, interest income is reported on a tax-equivalent basis.

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

The Company’s tax-equivalent net interest margin amounted to 3.18% in 2010, representing a decline of 22 basis points compared with 2009. In 2009, the Company’s tax-equivalent net interest margin amounted to 3.40%, compared with 3.13% in 2008, representing an improvement of 27 basis points.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

WEIGHTED AVERAGE RATES	2010				2009
Quarter:	4	3	2	1	4	3	2	1
Interest Earning Assets:
Loans (1,3)	5.00%	5.14%	5.20%	5.22%	5.16%	5.27%	5.35%	5.56%
Taxable securities (2)	4.22%	4.60%	4.35%	5.23%	5.31%	5.64%	5.86%	5.98%
Non-taxable securities (2,3)	7.39%	7.19%	7.57%	7.48%	7.53%	7.13%	7.61%	7.39%
Total securities	4.73%	5.04%	4.93%	5.64%	5.70%	5.90%	6.14%	6.18%
Federal Home Loan Bank stock	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fed Funds sold, money market funds, and time deposits with other banks	0.00%	0.27%	0.00%	0.00%	0.00%	1.33%	0.00%	0.93%
Total Earning Assets	4.83%	5.01%	5.03%	5.28%	5.26%	5.40%	5.55%	5.68%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	1.50%	1.56%	1.57%	1.64%	1.73%	1.79%	1.84%	2.17%
Borrowings	3.22%	3.39%	3.24%	3.42%	3.34%	3.19%	2.90%	3.07%
Total Interest Bearing Liabilities	2.03%	2.13%	2.10%	2.21%	2.27%	2.29%	2.24%	2.53%

Rate Spread	2.80%	2.88%	2.93%	3.07%	2.99%	3.11%	3.31%	3.15%

Net Interest Margin (3)	3.06%	3.15%	3.17%	3.34%	3.27%	3.38%	3.54%	3.42%

Net Interest Margin without Tax Equivalent Adjustments	2.92%	3.00%	3.01%	3.18%	3.10%	3.23%	3.39%	3.30%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

Recent data suggests that the U.S. economy is slowly emerging from a deep recession which began in December 2007, driven by sharp downturns in the nationwide housing and credit markets, followed by multi-decade high unemployment rates and diminished consumer spending. The Board of Governors of the Federal Reserve System addressed the economic decline with changes in its monetary policy, by reducing the Federal Funds rate to historic levels. During 2008 the targeted fed funds rate fell from 4.25% to a range of 0% to 0.25% where it stayed for all of 2009 and 2010. These actions favorably impacted the Bank’s 2008 and 2009 net interest margins, as the total weighted average cost of funds declined faster and to a greater extent than the decline in the weighted average yield on its earning asset portfolios. As more fully discussed below, this trend reversed itself in 2010, with earning asset yields declining to a greater extent than the cost of interest bearing liabilities.

For the year ended December 31, 2010, the weighted average yield on average earning assets amounted to 5.03%, compared with 5.47% in 2009, representing a decline of 44 basis points. However, the weighted average cost of interest bearing liabilities amounted to 2.11% in 2010, compared with 2.33% in 2009, representing a decline of only 22 basis points. To summarize, comparing 2010 with 2009, the decline in the Bank’s weighted average yield on its earning asset portfolios exceeded the decline in the weighted average cost of interest bearing liabilities by 22 basis points.

A variety of factors contributed to the earning asset yield and net interest margin declines during 2010, including the replacement of accelerated cash flows from the Bank’s mortgage-backed securities ("MBS") portfolio during a period of historically low interest rates. The year-to-date yield on the securities portfolio was also negatively impacted by the accelerated MBS premium amortization related to the Fannie Mae and Freddie Mac cumulative repurchases of seriously delinquent securitized loans earlier in the year. As previously reported, in early 2010 these Government-sponsored enterprises announced they would buy back an approximate $200 billion backlog of seriously delinquent mortgages contained in certain residential MBS previously sold to investors, including the Bank. These cumulative repurchases were completed during the second quarter. The Bank’s year-to-date net interest margin and net interest income were negatively impacted by the accelerated MBS premium amortization related to the aforementioned repurchases, which reduced the net interest margin by approximately 4 basis points and net interest income by approximately $420.

The Bank’s 2010 asset yield and net interest margin declines were also attributed to the ongoing origination and competitive re-pricing of certain commercial loans during a period of historically low interest rates. Likewise, the replacement of accelerated cash flows from the Bank’s residential mortgage loan portfolio, which was principally driven by heavy re-financing activity, also contributed to the earning asset and net interest margin declines. In addition, 2010 earning asset yields were negatively impacted by the maturity of two interest rate floor agreements totaling $30,000 (off balance sheet derivative instruments) in the third and fourth quarters, which had been guaranteeing a minimum of 6.00% and 6.50% on a Prime based portfolio of loans.

The Bank’s 2010 net interest margin decline was also attributed to a moderate shift from short-term funding to higher cost, long-term funding on the Bank’s balance sheet. Considering the current near zero percent short-term funding rates and the shape of the U.S. Treasury yield curve, the Bank’s interest rate risk management strategy has been focused on protecting net interest income over a long-term horizon, particularly in a rising interest rate environment. While this strategy pressures earnings in the near-term, Company management believes the long term-risks associated with funding the balance sheet short outweigh the short-term rewards. At December 31, 2010, Company management believes the Bank’s balance sheet has been positioned such that future levels of net interest income are largely insulated from rising interest rates.

For the year ended December 31, 2009, the weighted average yield on average earning assets amounted to 5.47%, compared with 6.08% in 2008, representing a decline of 61 basis points. However, the weighted average cost of interest bearing liabilities amounted to 2.33% in 2009, compared with 3.29% in 2008, representing a decline of 96 basis points. In summary, comparing 2009 with 2008, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by 35 basis points, which in turn lifted the Bank’s 2009 net interest margin by 27 basis points

Should interest rates continue at current levels, Company management anticipates the declining net interest margin trend experienced in 2010 will stabilize in 2011, as assets and liabilities are generally expected to re-price or be replaced more proportionally into the current low interest rate environment.

The Bank’s interest rate sensitivity position is more fully described in Part II, Item 7A of this Annual Report on Form 10-K, Quantitative and Qualitative Disclosures About Market Risk.

Interest and Dividend Income: For the year ended December 31, 2010, total interest and dividend income on a tax-equivalent basis amounted to $52,764, compared with $55,872 in 2009, representing a decline of $3,108, or 5.6%. The decline in interest and dividend income was principally attributed to a 44 basis point decline in the weighted average earning asset yield, offset in part by earning asset growth of $25,912 or 2.5%. The decline in interest and dividend income was entirely attributed to securities income, which declined $3,210 or 15.3%, compared with 2009. The decline in securities income was largely attributed to the ongoing replacement of accelerated mortgage-backed security cash flows in a historically low interest rate environment, and to a lesser extent the premium amortization impact of the previously discussed Fannie Mae and Freddie Mac securitized loan buyouts. Accelerated cash flows were principally attributed to significantly higher levels of securitized loan refinancing activity, as mortgage rates declined to historical lows, combined with historically high securitized loan defaults.

For the year ended December 31, 2010, interest income from the loan portfolio amounted to $35,039, compared with $34,936 in 2009, representing a slight increase of $103, or 0.3%, compared with 2009. While the weighted average yield on the loan portfolio declined 19 basis points to 5.14% in 2010, the impact of this decline was essentially offset by average loan portfolio growth of $26,787 or 4.1%.

The Bank did not record any FHLB stock dividends in 2010, unchanged compared with 2009. In the first quarter of 2009, the FHLB of Boston advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, and declining capital ratios. Accordingly, dividend payments were suspended, and this continued to be the case through December 31, 2010.

As depicted on the rate/volume analysis table below, comparing 2010 with the 2009, the impact of the lower weighted average earning asset yield contributed $4,156 to the decline in total tax-equivalent interest income, offset in part by $1,408 attributed to the increased volume of total average earning assets.

For the year ended December 31, 2009, total tax-equivalent interest income amounted to $55,872, compared with $54,493 in 2008, representing an increase of $1,379, or 2.5%.

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

For the year ended December 31, 2009, interest income from the loan portfolio amounted to $34,936, representing a decline of $2,825, or 7.5%, compared with 2008. The 2009 decline in loan interest income was attributed to an 85 basis point decline in the weighted average loan portfolio yield to 5.33%, largely offset by average loan portfolio growth of $43,828, or 7.2%.

For the year ended December 31, 2009, interest income from the securities portfolio amounted to $20,933, representing an increase of $4,808, or 29.8%, compared with 2008. The increase in interest income from securities was principally attributed to average securities portfolio growth of $81,605 or 30.4%, offset in part by a 2 basis point decline in the weighted average securities portfolio yield, which in 2009 amounted to 5.98%. Because the majority of the securities portfolio is comprised of fixed rate, non-callable securities, the decline in short-term interest rates did not have a significant impact on the portfolio’s weighted average yield.

The Bank did not record any FHLB stock dividends in 2009, compared with $526 in 2008.

As depicted on the rate/volume analysis table below, the increased volume of average earning assets on the balance sheet during 2009 contributed $7,644 to the increase in interest income compared with 2008, but this increase was largely offset by a decline of $6,265 attributed to the impact of the lower weighted average earning asset yield.

Interest Expense: For the year ended December 31, 2010, total interest expense amounted to $19,432, compared with $21,086 in 2009, representing a decline of $1,654, or 7.8%. The 2010 decline in total interest expense compared with 2009 was principally attributed to a 22 basis point decline in the weighted average interest rate paid on interest bearing liabilities, offset in part by a $14,249 or 1.6% increase in average interest bearing liabilities.

The 2010 decline in the average cost of interest bearing liabilities was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. The weighted average cost of interest bearing deposits declined 30 basis points in 2010 to 1.57%, while the weighted average cost of borrowings increased 20 basis points to 3.32%, principally reflecting the addition of long-term borrowings to the Bank’s balance sheet combined with the 2010 average balance pay-down of $45,305 in low cost borrowings resulting from strong retail deposit growth.

As depicted on the rate/volume analysis table below, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $1,359 to the 2010 decline in interest expense, while the impact of the volume of average interest bearing liabilities contributed $295.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
FOR THE YEAR ENDED DECEMBER 31, 2010 VERSUS 2009
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 1,423	$(1,320)	$ 103
Taxable securities (2)	(258)	(3,189)	(3,447)
Non-taxable securities (2,3)	243	(6)	237
Fed funds sold, money market funds, and time deposits with other banks	---	(1)	(1)

TOTAL EARNING ASSETS	$ 1,408	$(4,516)	$(3,108)

Interest bearing deposits	1,119	(1,937)	(818)
Borrowings	(1,414)	578	(836)
TOTAL INTEREST BEARING LIABILITIES	$ (295)	$(1,359)	$(1,654)

NET CHANGE IN NET INTEREST INCOME	$ 1,703	$(3,157)	$(1,454)

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
FOR THE YEAR ENDED DECEMBER 31, 2009 VERSUS 2008
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

For the year ended December 31, 2010, the Bank recorded a provision for loan losses (the "provision") of $2,327, compared with $3,207 in 2009, representing a decline of $880 or 27.4%. Despite the year-over-year decline in the provision, the amounts recorded during 2010 were higher than historical experience, largely reflecting a continuance in the overall level of credit deterioration including potential problem loans, combined with elevated levels of net loan charge-offs and non-performing loans. These factors were partially mitigated by stabilizing economic conditions and real estate values, and slowing loan portfolio growth.

For the year ended December 31, 2009, the Bank recorded a provision of $3,207, compared with $1,995 in 2008, representing an increase of $1,212, or 60.8%. The increase in the provision was largely attributed to deterioration in overall credit quality, elevated levels of non-performing and potential problem loans, growth in the loan portfolio, and depressed economic conditions, including high unemployment levels and declining real estate values in the markets served by the Bank.

Refer to Part II, Item 7, Non-performing Loans, Potential Problem Loans and the Allowance for Loan Losses, in this Annual Report on Form 10-K for further discussion and analysis related to the provision for loan losses.

Non-Interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. In 2010, non-interest income represented 19.0% of total net interest income and non-interest income, compared with 15.3% in 2009.

For the year ended December 31, 2010, total non-interest income amounted to $7,458, compared with $6,022 in 2009, representing an increase of $1,436, or 23.8%.

For the year ended December 31, 2009, total non-interest income amounted to $6,022, compared with $6,432 in 2008, representing a decline of $410 or 6.4%.

Factors contributing to the 2010 and 2009 changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Financial Services Income: Income from trust and financial services represented 40.0% of the Company’s total non-interest income in 2010, compared with 40.6% and 39.1% in 2009 and 2008, respectively. Income from trust and financial services is principally derived from fee income based on a percentage of the fair market value of client assets under management and held in custody and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the year ended December 31, 2010, income from trust and other financial services amounted to $2,984, compared with $2,444 in 2009, representing an increase of $540, or 22.1%. The increase in fee income from trust and financial services was largely attributed to increases in the fair value of assets under management, new client relationships, as well as increased brokerage activity during 2010.

Reflecting additional new business and further recovery in the equity markets, at December 31, 2010, assets under management stood at $314,198, representing an increase of $44,083 or 16.3% compared with December 31, 2009.

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

Service Charges on Deposit Accounts: This income is principally derived from overdraft fees, monthly deposit account maintenance and activity fees, automated teller machine ("ATM") fees and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 18.2% of total 2010 non-interest income, compared with 23.4% in 2009.

For the year ended December 31, 2010, income generated from service charges on deposit accounts amounted to $1,359, compared with $1,412 in 2009, representing a decline of $53, or 3.8%. The decline in service charges on deposit accounts was principally attributed to a decline in deposit account overdraft fees, reflecting reduced overdraft activity and the impact of new regulations. On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions of the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, limit the ability of a bank to offer overdraft protection to deposit customers without their consent and to derive fees from overdraft programs.

For the year ended December 31, 2009, income generated from service charges on deposit accounts amounted to $1,412, compared with $1,594 in 2008, representing a decline of $182, or 11.4%. The 2009 decline in service charges on deposit accounts was principally attributed to declines in deposit account overdraft activity.

Mortgage Banking Activities: This income is principally derived from gains on sales of residential mortgage loans into the secondary market and, to a lesser extent, ongoing retained mortgage loan servicing fees. Income from mortgage banking activities represented 1.3% of total 2010 non-interest income, compared with 8.1% and 0.2% in 2009 and 2008, respectively.

For the year ended December 31, 2010, income from mortgage banking activities amounted to $115, compared with $490 in 2009, representing a decline of $375, or 76.5%. During 2010, substantially all residential mortgage loan originations were held in the Bank’s loan portfolio, whereas in 2009 certain residential mortgage loan originations were sold into the secondary market with customer servicing retained. Management’s decision to hold 2010 residential mortgage loan originations in the loan portfolio in part reflected a relative scarcity of alternative earning assets of comparable quality and yield, and the fact that these loans could be largely funded with long-term interest bearing liabilities at historically low interest rates.

For the year ended December 31, 2009, income from mortgage banking activities amounted to $490, compared with $15 in 2008. The increase in 2009 mortgage origination and servicing income was attributed to the sale of $29,842 of residential real estate mortgage loans into the secondary market with servicing retained, whereas in 2008 all mortgage loan originations were held in the Bank’s loan portfolio.

Credit and Debit Card Service Charges and Fees: This income is principally derived from the Bank’s Visa debit card product, merchant credit card processing fees and fees associated with Visa credit cards. Income from credit and debit card service charges and fees represented 15.5% of total 2010 non-interest income, compared with 16.7% and 31.8% in 2009 and 2008, respectively.

For the year ended December 31, 2010, credit and debit card service charges and fees amounted to $1,160, compared with $1,004 in 2009, representing an increase of $156, or 15.5%. The increase in credit and debit card service charges and fees was principally attributed to continued growth of the Bank’s demand deposits and NOW accounts, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

For the year ended December 31, 2009, income generated from credit and debit card service charges and fees amounted to $1,004, compared with $2,044 in 2008, representing a decline of $1,040, or 50.9%. The 2009 decline in credit and debit card service charges and fees principally reflected the Bank’s sale of its merchant credit card processing portfolio and its Visa credit card portfolio in the fourth quarter of 2008. In connection with the sale of these portfolios, the Bank entered into certain future referral, marketing and revenue-sharing agreements, which provide future revenue streams from these lines of business. The 2009 decline in credit and debit card service charges and fees were offset by comparable declines in debit and credit card expenses, which are included in non-interest expense in the Company’s consolidated statements of income.

Net Securities Gains (Losses): For the year ended December 31, 2010, total net securities gains amounted to $2,127, compared with $1,521 in 2009, representing an increase of $606, or 39.8%. The total net securities gains recorded in 2010 were comprised entirely of realized gains on the sale of securities.

For the year ended December 31, 2009, total net securities gains amounted to $1,521, compared with net securities losses of $831 in 2008. The 2009 net securities gains were comprised of realized gains on the sale of securities amounting to $2,528, largely offset by other-than-temporary securities impairment ("OTTI") losses of $1,007. The 2008 net securities losses were comprised of OTTI losses amounting to $1,435, largely offset by realized gains on the sale of securities amounting to $604.

The 2009 and 2008 OTTI losses that were included as a component of net securities gains (losses) were recorded prior to the Company’s adoption of a new accounting standard, which became effective April 1, 2009.

Further information regarding securities gains and losses and OTTI losses is incorporated by reference to Part II, Item 8, Notes 1 and 2 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Net OTTI Losses Recognized in Earnings: For the year ended December 31, 2010, net OTTI losses recognized in earnings amounted to $898, compared with $1,454 in 2009, representing a decline of $556, or 38.2%. During 2010 the Company determined that unrealized losses on certain available-for-sale, private-label mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities.

The OTTI losses recorded in 2010 related to ten, available for sale, private-label MBS, nine of which the Company had previously determined to be other-than-temporarily impaired. These OTTI losses represented management’s best estimate of credit losses or additional credit losses on the collateral underlying these securities. The $898 in estimated 2010 credit losses were previously recorded, net of taxes, in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

For the year ended December 31, 2009, total OTTI losses amounted to $2,773 of which $1,454 represented credit losses recognized in earnings. As discussed immediately above, prior to the adoption of a new accounting standard on April 1, 2009, OTTI losses were recorded as a component of net securities gains (losses).

During 2009 the Company determined that unrealized losses on certain available-for-sale, private-label MBS were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. The total 2009 OTTI losses amounted to $2,773, of which $1,454 represented estimated credit losses on the collateral underlying the security. The $1,454 in estimated credit losses were recorded in earnings, with the $1,319 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income, net of taxes.

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to Part II, Item 8, Notes 1 and 2 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Other Operating Income: Other operating income includes a wide variety of miscellaneous service charges and fees. Other operating income also includes income from bank-owned life insurance ("BOLI") representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Other operating income represented 8.2% of total 2010 non-interest income, compared with 10.0% and 17.1% in 2009 and 2008, respectively.

For the year ended December 31, 2010, other operating income amounted to $611, compared with $605 in 2009, representing an increase of $6, or 1.0%. For the year ended December 31, 2009, other operating income amounted to $605, compared with $1,097 in 2008, representing a decline of $492, or 44.8%.

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

The decline in 2009 non-interest income compared with 2008 was also attributed to $214 of non-recurring gains from the sale of the Bank’s merchant credit card processing portfolio and the net gains from the sale of the Bank’s Visa credit card portfolio in 2008.

Non-interest Expense

For the year ended December 31, 2010, total non-interest expense amounted to $22,046, compared with $21,754 in 2009, representing an increase of $292, or 1.3%.

For the year ended December 31, 2009, total non-interest expense amounted to $21,754, compared with $20,513 in 2008, representing an increase of $1,241, or 6.0%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the year ended December 31, 2010, total salaries and employee benefit expenses amounted to $12,193, compared with $11,594 in 2009, representing an increase of $599, or 5.2%. The increase in salaries and employee benefits expense was principally attributed to increases in employee health insurance premiums, normal increases in base salaries, as well as changes in staffing levels and mix. The foregoing increases were partially offset by $402 of employee health insurance expense credits attained during 2010 based on favorable claims experience.

For the year ended December 31, 2009, total salaries and employee benefit expenses amounted to $11,594, compared with $10,827 in 2008, representing an increase of $767, or 7.1%. The 2009 increase in salaries and employee benefits was principally attributed to increases in employee health insurance premiums, normal increases in base salaries, as well as changes in staffing levels and mix.

Occupancy Expense: For the year ended December 31, 2010, total occupancy expense amounted to $1,357, compared with $1,329 in 2009, representing an increase of $28, or 2.1%.

For the year ended December 31, 2009, total occupancy expense amounted to $1,329, compared with $1,387 in 2008, representing a decline of $58, or 4.2%. The decline in occupancy expense was largely attributed to lower utilities costs associated with declining fuel prices during 2009 compared with 2008.

Furniture and Equipment Expense: For the year ended December 31, 2010, total furniture and equipment expense amounted to $1,602, compared with $1,378 in 2009, representing an increase of $224, or 16.3%. The increase in furniture and equipment expenses was principally attributed to a variety of technology upgrades and new technology systems and applications. These included the implementation of a fully integrated deposit platform origination system, a fully integrated human resources management system, a new core processing mainframe and disaster recovery facility, and a variety of new or upgraded electronic banking applications.

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

For the year ended December 31, 2010, total debit card expenses amounted to $295, compared with $332 in 2009, representing a decline of $37, or 11.1%. This decline was largely attributed to lower card re-issuance costs in 2010 compared with 2009.

For the year ended December 31, 2009, credit and debit card expenses amounted to $332, compared with $1,416 in 2008, representing a decline of $1,084 or 76.6%. The decline in credit and debit card expenses was principally attributed to the sale of the merchant credit card processing and Visa credit card portfolios in the fourth quarter of 2008. The 2009 decline in credit and debit card expenses were essentially offset by a like decline in credit and debit card income, which is included in non-interest income in the Company’s consolidated statements of income.

FDIC Insurance Assessments: For the year ended December 31, 2010, FDIC insurance assessments amounted to $1,066, compared with $1,420 in 2009, representing a decline of $354, or 24.9%. This decline was principally attributed to a $495 emergency special assessment recorded in the second quarter of 2009. As discussed immediately below, the special assessment was levied on all financial institutions. The year-over-year impact of the special assessment was partially offset by FDIC insurance assessment increases attributed to higher levels of insured deposits on the Bank’s balance sheet.

For the year ended December 31, 2009, FDIC insurance assessments amounted to $1,420, compared with $134 in 2008, representing an increase of $1,286, or 959.7%.

During 2009, the FDIC’s Deposit Insurance Fund ("DIF") posted record losses, causing its reserve ratio to fall well below 1.15%. A reserve ratio below 1.15% triggers the need for a DIF restoration plan in accordance with the FDI Reform Act of 2005 and conforming amendments. Pursuant to the Act, the FDIC must bring the reserve ratio back to 1.15% within five years. Deposit insurance premiums for all FDIC insured banks were increased as a result of the FDIC’s plan to reestablish the Deposit Insurance Fund to statutory levels.

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

Other Operating Expense: For the year ended December 31, 2010, total other operating expenses amounted to $5,533, compared with $5,701 in 2009, representing a decline of $168, or 2.9%. This decline was principally attributed to a $281 write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired ("OTTI") recorded during 2009. The Bank did not record any further OTTI on these investments during 2010. These investment funds, which generally qualify for Community Reinvestment Act credit, represent socially responsible venture capital investments in small businesses throughout Maine and New England. These write-downs principally reflected the impact current economic conditions have had on these funds.

Notable increases in other operating expenses during 2010 compared with 2009 included marketing expenses, software depreciation expense, and staff development expenses. Notable declines included professional service fees, and loan collection and foreclosure expenses.

For the year ended December 31, 2009, total other operating expenses amounted to $5,701, compared with $5,210 in 2008, representing an increase of $491, or 9.4%. The increase in 2009 other operating expenses compared with 2008 was principally attributed to $281 in OTTI write-downs of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired as described immediately above, compared with $68 in 2008.

The increase in 2009 other operating expenses compared with 2008 was also attributed to loan collection and foreclosure expenses. Reflecting increased loan collection and foreclosure activity, the Bank’s loan collection and foreclosure expenses increased $185 in 2009, or 250.7%, compared with 2008.

Income Taxes

For the year ended December 31, 2010, total income taxes amounted to $4,132, compared with $3,992 in 2009, representing an increase of $140, or 3.5%.

For the year ended December 31, 2009, total income taxes amounted to $3,992, compared with $3,384 in 2008, representing an increase of $608, or 18.0%.

The Company’s 2010 effective income tax rate amounted to 27.9%, compared with 27.8% and 30.4% in 2009 and 2008, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax-exempt income from certain investment securities, loans and bank owned life insurance.

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

Regulatory and Economic Policies

The Company’s business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy historically available to the Federal Reserve Board are (i) conducting open market operations in United States government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowings by financial institutions and their affiliates. In addition, the Federal Reserve Board has taken a variety of extraordinary actions during the current recession that have had a material expansionary effect on the money supply. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board could have a material effect on the earnings of the Company.

Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, the Company cannot accurately predict the nature, timing or extent of any effect such policies may have on its future business and earnings.

Recent Accounting Developments

The following information presents a summary of Accounting Standards Updates ("ASU’s"), exclusive of technical correction ASU’s that will be subject to implementation in future periods.

ASU 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses, which amends FASB ASC 310 Receivables.   ASU 2010-20 requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this standard, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and non-accrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures as of the end of a reporting period (such as accounting policies for each portfolio segment, ending balances of allowance for credit losses and credit-quality indicators) were effective as of December 31, 2010. The disclosures about activity that occurs during a reporting period (such as modifications and roll-forward of allowance for credit losses) are effective in 2011. The Company has determined that while these changes will increase reporting disclosures, they will not have an impact on its financial condition or results of operations.

ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). ASU201-29 specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This topic change is effective for the Company for business combinations for which the acquisition date is in or after 2011.

ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

The Bank’s static interest rate sensitivity gap is summarized below:

INTEREST RATE RISK
CUMULATIVE STATIC GAP POSITION
DECEMBER 31, 2010, AND 2009

	One Day To Six Months	Over Six Months To One Year	Over One Year
December 31, 2010	$102,497	$ 95,862	$ 147,902
December 31, 2009	$144,793	$163,934	$(166,793)
Change ($)	$ (42,296)	$ (68,072)	$ 314,695

The Bank’s December 31, 2010, cumulative interest rate risk sensitivity static gap position indicated that the Bank’s balance sheet was asset sensitive over the twelve-month horizon and beyond. Comparing December 31, 2010, with December 31, 2009, the asset sensitivity of the Bank’s balance sheet declined over the one year horizon while showing a significant increase beyond the one year horizon. Changes in the Bank’s cumulative static gap position from the prior year principally reflected higher levels of longer term funding, higher levels of variable rate earning assets, and overall changes in the maturity and re-pricing mix of earning assets and interest bearing liabilities.

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

The interest rate risk sensitivity model requires that assets and liabilities be broken down into components as to fixed, variable, and adjustable interest rates, as well as other homogeneous groupings, which are segregated as to maturity and type of instrument. The model includes assumptions about how the balance sheet is likely to evolve through time and in different interest rate environments. The model uses contractual re-pricing dates for variable products, contractual maturities for fixed rate products, and product-specific assumptions for deposit accounts, such as money market accounts, that are subject to re-pricing based on current market conditions. Re-pricing margins are also determined for adjustable rate assets and incorporated in the model. Investment securities and borrowings with call provisions are examined on an individual basis in each rate environment to estimate the likelihood of a call. Prepayment assumptions for mortgage loans and mortgage-backed securities are developed from industry median estimates of prepayment speeds, based upon similar coupon ranges and degree of seasoning. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different interest rate scenarios. Interest income and interest expense are then simulated under several hypothetical interest rate conditions including:

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

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2010, over one and two-year horizons and under different interest rate scenarios. In light of the prevailing Federal Funds rate of 0.00% to 0.25%, and the two-year U.S. Treasury note of 0.59% at December 31, 2010, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points as would traditionally be the case. The table also summarizes net interest income sensitivity under a non-parallel shift in the yield curve, whereby short term rates increase by 500 basis points.

INTEREST RATE RISK|
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
DECEMBER 31, 2010

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift	+500 Basis Points Short Term Rates
Year 1
Net interest income ($)	$(497)	$ (109)	$ (823)
Net interest income (%)	-1.42%	-0.31%	-2.35%
Year 2
Net interest income ($)	$(317)	$2,316	$(1,115)
Net interest income (%)	-0.91%	6.62%	-3.18%

As more fully discussed below, the December 31, 2010 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one-year horizon. Over the two-year horizon the model indicates that that Bank would benefit from a parallel upward shift in the yield curve, but would be moderately exposed if short term rates increased significantly and the yield curve becomes flattened or inverted.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will remain relatively stable over the one-year horizon and then begin to trend upward over the two-year horizon and beyond. The upward trend over the two-year horizon and beyond principally results from funding costs rolling over at lower prevailing rates while earning asset yields remain relatively stable.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will decline moderately over the one and two-year horizons as declining earning assets yields outpace reductions in funding costs. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate to strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will remain stable over the one-year horizon and then trend steadily upward over the two-year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price proportionally with earning asset yields. As funding costs begin to stabilize in the first year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and a meaningful increase in net interest income over the two year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year horizon should short-term and long-term interest rates rise in parallel. Over the two-year horizon and beyond, management believes low to moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

The interest rate sensitivity model is used to evaluate the impact on net interest income given certain non-parallel shifts in the yield curve, including changes in either short-term or long-term interest rates. The Federal Reserve addressed the current economic recession with changes in its monetary policy, by reducing the Federal Funds rate to historic levels. During 2007 and 2008 the targeted fed funds rate fell from 5.25% to a range of 0% to 0.25% where it stayed for all of 2009 and 2010, whereas the 10 year U.S, Treasury note has declined only 125 basis points. Accordingly, management modeled a non-parallel shift in the yield curve assuming a 500 basis point increase in the short-term Federal Funds interest rate with the balance of the yield curve returning to its historical ten-year average. Using this future interest rate scenario, the interest rate sensitivity model suggests that net interest income will decline moderately over the one and two-year horizons and stabilize thereafter, as earning asset yields re-price proportionally with funding costs. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income should short-term interest rates increase 500 basis points.

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

The following table summarizes the Bank’s net interest income sensitivity analysis that was prepared as of December 31, 2009, over one and two-year horizons assuming 200 basis point parallel shifts in the yield curve. The table also summarized net interest income sensitivity under a non-parallel shift in the yield curve, whereby short-term rates increased by 500 basis points.

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

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U. S. generally accepted accounting principles.

We  also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 16, 2011

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(in thousands, except share and per share data)

	December 31,	December 31,
	2010	2009
Assets
Cash and cash equivalents	12,815	9,832
Securities available for sale, at fair value	357,882	347,026
Federal Home Loan Bank stock	16,068	16,068
Loans	700,670	669,492
Allowance for loan losses	(8,500)	(7,814)
Loans, net of allowance for loan losses	692,170	661,678
Premises and equipment, net	13,505	11,927
Goodwill	3,158	3,158
Bank owned life insurance	7,112	6,846
Other assets	15,223	15,846
TOTAL ASSETS	$1,117,933	$1,072,381

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 60,350	$ 57,743
NOW accounts	82,656	74,538
Savings and money market deposits	211,748	171,791
Time deposits	353,574	337,101
Total deposits	708,328	641,173
Short-term borrowings	119,880	91,893
Long-term advances from Federal Home Loan Bank	175,134	214,736
Junior subordinated debentures	5,000	5,000
Other liabilities	5,983	6,065
TOTAL LIABILITIES	1,014,325	958,867

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,525,635 shares at December 31, 2010 and 4,443,614 shares at December 31, 2009	9,051	8,887
Preferred stock, par value $0; authorized 1,000,000 shares; issued 18,751 shares at December 31, 2009	---	18,358
Surplus	26,165	24,360
Retained earnings	80,379	75,001
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of $29 and $56, at December 31, 2010 and December 31, 2009, respectively	(56)	(109)
Net unrealized appreciation on securities available for sale, net of tax of $445 and $1,074, at December 31, 2010 and December 31, 2009, respectively	865	2,084
Portion of OTTI attributable to non-credit losses, net of tax of $270 and $931, at December 31, 2010 and 2009, respectively	(525)	(1,808)
Net unrealized appreciation on derivative instruments, net of tax of $0 and $209 at December 31, 2010 and December 31, 2009, respectively	---	406
Total accumulated other comprehensive income	284	573
Less: cost of 702,690 and 752,431 shares of treasury stock at December 31, 2010 and December 31, 2009, respectively	(12,271)	(13,665)

TOTAL SHAREHOLDERS' EQUITY	103,608	113,514

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,117,933	$1,072,381

The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands, except share and per share data)

	2010	2009	2008
Interest and dividend income:
Interest and fees on loans	$ 34,867	$ 34,797	$ 37,653
Interest on securities	16,274	19,570	15,415
Dividends on FHLB stock	---	---	526
Total interest and dividend income	51,141	54,367	53,594

Interest expense:
Deposits	9,906	10,724	14,976
Short-term borrowings	284	602	1,421
Long-term debt	9,242	9,760	10,006
Total interest expense	19,432	21,086	26,403

Net interest income	31,709	33,281	27,191
Provision for loan losses	2,327	3,207	1,995
Net interest income after provision for loan losses	29,382	30,074	25,196

Non-interest income:
Trust and other financial services	2,984	2,444	2,513
Service charges on deposit accounts	1,359	1,412	1,594
Mortgage banking activities	115	490	15
Credit and debit card service charges and fees	1,160	1,004	2,044

Net securities gains (losses)	2,127	1,521	(831)
Total other-than-temporary impairment ("OTTI") losses	(898)	(2,773)	---
Non-credit portion of OTTI losses (before taxes) (1)	---	1,319	---

Net OTTI losses recognized in earnings	(898)	(1,454)	---
Other operating income	611	605	1,097
Total non-interest income	7,458	6,022	6,432

Non-interest expense:
Salaries and employee benefits	12,193	11,594	10,827
Occupancy expense	1,357	1,329	1,387
Furniture and equipment expense	1,602	1,378	1,539
Credit and debit card expenses	295	332	1,416
FDIC insurance assessments	1,066	1,420	134
Other operating expense	5,533	5,701	5,210
Total non-interest expense	22,046	21,754	20,513

Income before income taxes	14,794	14,342	11,115
Income taxes	4,132	3,992	3,384

Net income	$ 10,662	$ 10,350	$ 7,731

Preferred stock dividends and accretion of discount	653	1,034	---
Net income available to common shareholders	$ 10,009	$ 9,316	$ 7,731

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,782,881	2,916,643	2,943,694
Effect of dilutive employee stock options	45,821	57,182	63,555
Effect of dilutive warrants	---	9,604	---
Diluted	3,828,702	2,983,429	3,007,249

Per Common Share Data:
Basic Earnings Per Share	$ 2.65	$ 3.19	$ 2.63
Diluted Earnings Per Share	$ 2.61	$ 3.12	$ 2.57

(1) Included in other comprehensive income, net of taxes

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands, except share and per share data)

	Capital Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2007	$7,287	$ ---	$4,668	$63,292	$ 1,118	$(10,391)	65,974
Net income	---	---	---	7,731	---	---	7,731
Total other comprehensive loss	---	---	---	---	(1,642)	---	(1,642)
Cash dividends declared ($1.02 per share)	---	---	---	(3,004)	---	---	(3,004)
Purchase of treasury stock (138,409 shares)	---	---	---	---	---	(4,028)	(4,028)
Stock options exercised (9,725 shares), including related tax effects	---	---	31	(111)	---	290	210
Recognition of stock option expense	---	---	204	---	---	---	204
Balance December 31, 2008	$7,287	$ ---	$4,903	$67,908	$ (524)	$(14,129)	$ 65,445

Balance December 31, 2008	$7,287	$ ---	$4,903	$67,908	$ (524)	$(14,129)	$ 65,445
Net income	---	---	---	10,350	---	---	10,350
Cumulative effect adjustment for the adoption of FSP FAS 115-2	---	---	---	937	(937)	---	---
Total other comprehensive income	---	---	---	---	2,034	---	2,034
Dividend declared:	---	---	---			---
Common stock ($1.04 per share)	---	---	---	(2,994)	---	---	(2,994)
Preferred stock	---	---	---	(790)	---	---	(790)
Issuance of common stock (800,000 shares)	1,600	---	18,812	---	---	---	20,412
Issuance of preferred stock (18,751 shares)	---	18,114	(232)	---	---	---	17,882
Issuance of stock warrants	---	---	638	---	---	---	638
Purchase of treasury stock (5,571 shares)	---	---	---	---	---	(144)	(144)
Stock options exercised (22,775 shares), including related tax effects	---	---	110	(166)	---	608	552
Recognition of stock option expense	---	---	129	---	---	---	129
Cumulative dividends on preferred stock	---	122	---	(122)	---	---	---
Accretion of discount	---	122	---	(122)	---	---	---
Balance December 31, 2009	$8,887	$18,358	$24,360	$75,001	$ 573	$(13,665)	$113,514

Balance December 31, 2009	$8,887	$18,358	$24,360	$75,001	$ 573	$(13,665)	$113,514
Net income	---	---	---	10,662	---	---	10,662
Total other comprehensive income	---	---	---	---	(289)	---	(289)
Dividend declared:						---
Common stock ($1.045 per share)	---	---	---	(3,955)	---	---	(3,955)
Preferred stock	---	---	---	(138)	---	---	(138)
Issuance of common stock (82,021 shares)	164	---	1,777	---	---	---	1,941
Purchase of preferred stock and warrants (18,751 shares)	---	(18,873)	(279)	---	---	---	(19,152)
Purchase of treasury stock (10,000 shares)	---	---	---	---	---	(275)	(275)
Stock options exercised (57,141 shares), including related tax effects	---	---	161	(670)	---	1,592	1,083
Recognition of stock based expense	---	---	217	---	---	---	217
Restricted stock grants	---	---	(71)	(6)	---	77	---
Accretion of discount	---	515	---	(515)	---	---	---
Balance December 31, 2010	$ 9,051	$ ---	$ 26,165	$80,379	$ 284	$(12,271)	$103,608

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	2010	2009	2008

Net income	$10,662	$10,350	$ 7,731
Other comprehensive income:
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $451, $1,239, and ($1,490), respectively	875	2,407	(2,893)
Less reclassification adjustment for net (gains) losses related to securities available for sale included in net income, net of tax of ($724), ($517) and $283, respectively	(1,404)	(1,004)	548
Add other-than-temporary adjustment, net of tax of $305, $943 and $0, repectively	593	1,830	---
Less non-credit portion of other-than-temporary losses, net of tax of $0, $448, and $0, respectively	---	(871)	---
Net unrealized (depreciation) appreciation and other amounts for interest rate derivatives, net of tax of ($209), ($173) and $358, respectively	(406)	(334)	694
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $3, $3 and $5, respectively	6	6	9
Actuarial gain on supplemental executive retirement plan, net of related tax of $24, $0, and $0 respectively	47	---	---
Total other comprehensive (loss) income	(289)	2,034	(1,642)
Total comprehensive income	$10,373	$12,384	$ 6,089

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$ 10,662	$ 10,350	$ 7,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,081	914	1,004
Amortization of core deposit intangible	---	67	67
Provision for loan losses	2,327	3,207	1,995
Net securities (gains) losses	(2,127)	(1,521)	831
Other-than-temporary impairment	898	1,454	---
Net amortization (accretion) of bond premiums and discounts	1,193	(965)	(748)
Deferred tax (benefit) expense	(211)	(1,742)	(714)
Recognition of stock based expense	217	129	204
Gain on sale of credit card processing business	---	---	(111)
Gain on sale of merchant card processing business	---	---	(103)
Proceeds from sale of mortgages held for sale	846	29,898	---
Origination of mortgage loans held for sale	(829)	(29,842)	---
Net gains on sale of mortgage loans held for sale	(26)	(446)	---
Net change in other assets	(214)	(6,047)	1,536
Net change in other liabilities	(81)	1,327	(768)
Net cash provided by operating activities	13,736	6,783	10,924

Cash flows from investing activities:
Purchases of securities available for sale	(158,584)	(184,554)	(100,222)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	116,790	70,266	49,656
Proceeds from sales of securities available for sale	31,070	62,357	21,064
Net increase in Federal Home Loan Bank stock	---	(1,272)	(1,640)
Proceeds from sale of credit card processing business	---	---	2,284
Net loans made to customers	(33,268)	(37,148)	(57,337)
Proceeds from sale of other real estate owned	854	83	340
Capital expenditures	(2,659)	(1,987)	(1,063)
Net cash used in investing activities	(45,797)	(92,255)	(86,918)

Cash flows from financing activities:
Net increase in deposits	67,155	62,980	39,077
Net increase in securities sold under repurchase agreements and fed funds purchased	9,665	(726)	(1,177)
(Paydown of) proceeds from Federal Reserve borrowings	(20,000)	20,000	---
Proceeds from Federal Home Loan Bank advances	28,750	47,490	97,180
Repayments of Federal Home Loan Bank advances	(30,030)	(79,038)	(55,953)
Proceeds from issuance of junior subordinated debentures	---	---	5,000
Proceeds from issuance of common stock	1,941	20,412	---
Net proceeds from issuance of preferred stock and stock warrants	---	18,520	---
Purchase treasury stock	(275)	---	---
Purchases of preferred stock and warrants	(19,152)	(144)	(4,028)
Proceeds from stock based exercises, including excess tax benefits	1,083	552	210
Payments of dividends	(4,093)	(3,784)	(3,004)
Net cash provided by financing activities	35,044	86,262	77,305

Net increase in cash and cash equivalents	2,983	790	1,311
Cash and cash equivalents at beginning of period	9,832	9,042	7,731
Cash and cash equivalents at end of period	$ 12,815	$ 9,832	$ 9,042

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 19,601	$ 21,191	$ 26,667
Income taxes	4,826	5,954	3,427

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 656	$ 854	$ 83

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

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash on hand. The required reserve balance at December 31, 2010, and 2009 was $436 and $545, respectively, and was met by holding cash on hand. The Bank’s clearing balance requirement was $150 at December 31, 2010, and 2009.

In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $250 that is insured by the Federal Deposit Insurance Corporation.

Investment Securities: All securities held at December 31, 2010 and 2009 were classified as available-for-sale ("AFS"). Available-for-sale securities primarily consist of debt securities and mortgage-backed securities, and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Bank does not have a securities trading portfolio or securities held-to-maturity.

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

Securities that are in an unrealized loss position are reviewed at least quarterly to determine if they are other-than-temporarily impaired based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the cause of the impairment; (b) the financial condition, credit rating and future prospects of the issuer; (c) whether the debtor is current on contractually obligated interest and principal payments; (d) the volatility of the securities’ fair value; (e) performance indicators of the underlying assets in the security including default rates, delinquency rates, percentage of non-performing assets, loan to collateral value ratios, third party guarantees, current levels of subordination, vintage, and geographic concentration and; (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of the receipt of all principal and interest due.

For securitized financial assets with contractual cash flows, such as private-label mortgage-backed securities, the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with the current economic recession, similar to those the Company believes market participants would use. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate, to the extent that the Company does not expect to receive the entire amount of future contractual principal and interest, an other-than-temporary impairment charge is recognized in earnings representing the estimated credit loss if management does not intend to sell the security and believes it is more-likely-than-not the Company will not be required to sell the security prior to recovery of cost or amortized cost. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

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

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value; however, in 2009 the FHLB announced a moratorium on such redemptions in response to operating losses, declining capital levels and current market conditions, and this moratorium continued in effect through December 31, 2010. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership. The investment in FHLB of Boston stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB of Boston and its overall financial condition. No impairment losses have been recorded through December 31, 2010.

Loans: Loans are carried at the principal amounts outstanding adjusted by partial charge-offs and net deferred loan origination costs or fees.

Interest on loans is accrued and credited to income based on the principal amount of loans outstanding. Residential real estate and home equity loans are generally placed on non-accrual status when reaching 90 days past due, or in process of foreclosure, or sooner if judged appropriate by management. Consumer loans are generally placed on non-accrual when reaching 90 days or more past due, or sooner if judged appropriate by management, and any home equity line in the process of foreclosure is generally placed on non-accrual status, or sooner if judged appropriate by management. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due. Commercial real estate loans and commercial business loans that are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash, and the loan is in the process of collection. Commercial real estate and commercial business loans may be placed on non-accrual status prior to the 90 days delinquency date if considered appropriate by management. When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Commercial real estate and commercial business loans are considered impaired when it becomes probable the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value. In considering loans for evaluation of impairment, management generally excludes smaller balance, homogeneous loans: residential mortgage loans, home equity loans, and all consumer loans, unless such loans were restructured in a troubled debt restructuring. These loans are collectively evaluated for risk of loss.

Loan origination and commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loans’ yield, using the level yield method over the estimated lives of the related loans.

Allowance for Loan Losses: The allowance for loan losses (the "allowance") is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance is available to absorb losses inherent in the current loan portfolio and is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past and present conditions. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off, and is decreased by loans charged off as uncollectible.

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

Refer to Note 3 of these consolidated financial statements, Loans and Allowance for Loan Losses, for further information on the allowance for loan losses, including the Company’s loan loss estimation methodology.

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

At December 31, 2010 and 2009, the Company did not have any identifiable intangible assets on its consolidated balance sheets.

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

Stock Based Compensation: The Company has stock option plans, which are described more fully in Note 12. The Company expenses the grant date fair value of options granted. The expense is recognized over the vesting periods of the grants.

Accounting for Retirement Benefit Plans: The Company has non-qualified supplemental executive retirement agreements with certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the net present value of payments associated with the agreements over the service periods of the participating officers. Interest costs continue to be recognized on the benefit obligations. The Company also has supplemental executive retirement agreements with certain current executive officers. These agreements provide a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or in the event that the participating executive leaves the Company following a change of control event. The Company recognizes the net present value of payments associated with these agreements over the service periods of the participating executive officers. Upon retirement, interest costs will continue to be recognized on the benefit obligation.

The Company recognizes the over-funded or under-funded status of postretirement benefit plans as an asset or liability on the balance sheet and recognizes changes in that funded status through other comprehensive income. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit costs are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, which is the date at which the benefit obligation and plan assets are measured, is the Company's fiscal year end.

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

The Company performs an analysis of its tax positions and has not identified any uncertain tax positions for which tax benefits should not be recognized as of December 31, 2010. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

The Company’s income tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2009.

Earnings Per Share: Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, such as the Company’s dilutive stock options.

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

Note 2: Securities Available For Sale

A summary of the amortized cost and market values of securities available for sale follows:

	December 31, 2010
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 1,000	$ 34	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	217,319	7,812	578	224,553
US Government agency	56,083	1,216	356	56,943
Private-label	22,720	311	2,201	20,830
Obligations of states and political subdivisions thereof	60,245	327	6,050	54,522
Total	$357,367	$9,700	$9,185	$357,882

	December 31, 2009
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 2,770	$ 13	$ 227	$ 2,556
Mortgage-backed securities:
US Government-sponsored enterprises	226,740	7,613	3	234,350
US Government agency	21,522	606	21	22,107
Private-label	31,754	27	5,428	26,353
Obligations of states and political subdivisions thereof	63,821	1,674	3,835	61,660
Total	$346,607	$9,933	$9,514	$347,026

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

For the year ended December 31, 2009, the Company recorded total OTTI losses amounting to $2,773 (before taxes), related to twelve, available-for-for sale, private-label mortgage-backed securities. Of the $2,773 in total OTTI losses, $1,454 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $1,319 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $1,454 in estimated credit losses were recorded in earnings (before taxes), with the $1,319 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income, net of taxes.

For the year ended December 31, 2010, total OTTI losses recorded in earnings amounted to $898 (before taxes). These OTTI losses related to nine, available-for-sale, private-label mortgage-backed securities, all but one of which the Company had previously determined were other-than-temporarily impaired. The $898 in OTTI losses recognized in 2010 earnings represented estimated credit losses on the collateral underlying the securities

The 2010 and 2009 OTTI losses recognized in earnings represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of loans underlying each security. In estimating those cash flows the Company considered loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent prepayment rates and future prepayment rate assumptions, and other estimates of future collateral performance.

Despite some rising levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of December 31, 2010 it will recover the amortized cost basis of its private-label mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to credit losses on debt securities held by the Company at the beginning of the current reporting period for which the other than credit related portion of the OTTI was included in accumulated other comprehensive income (net of tax), as well as changes in estimated credit losses recognized in pre-tax earnings for the years ended December 31, 2010, and 2009.

	2010	2009

Estimated credit losses as of December 31	$ 2,475	$ ---
Additions for credit losses for securities on which OTTI has been previously recognized	444	987
Additions for credit losses for securities on which OTTI has not been previously recognized	454	467
Estimated credit losses as of December 31	$3,373	$2,475

As of December 31, 2010, the total OTTI losses included in accumulated other comprehensive income amounted to $525, net of tax, compared with $1,808 at December 31, 2009. These OTTI losses related to thirteen private-label mortgage-backed securities, with a total unamortized cost of $6,395 at December 31, 2010.

As of December 31, 2010, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at December 31, 2010. As of that date, the Company did not intend to sell nor believed it is more likely than not that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following tables summarize the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2010 and 2009. All securities referenced are debt securities. At December 31, 2010 and 2009, the Company did not hold any common stock or other equity securities in its securities portfolio.

2010	Less than 12 months			12 months or longer			Total
Description of Securities:	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses

Mortgage-backed securities:
US Government- sponsored enterprises	$34,940	37	$ 578	$ 20	1	$ ---	$ 34,960	38	$ 578
US Government agency	27,966	25	353	270	9	3	28,236	34	356
Private-label	51	1	1	13,361	38	2,200	13,412	39	2,201
Obligations of states and political subdivisions thereof	23,223	54	1,635	11,951	59	4,415	35,174	113	6,050
Total	$86,180	117	$2,567	$25,602	107	$6,618	$111,782	224	$9,185

2009	Less than 12 months			12 months or longer			Total
Description of Securities:	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses

Obligations of U.S. Government- sponsored enterprises	$ 1,543	2	$ 227	$ ---	---	$ ---	$ 1,543	2	$ 227
Mortgage-backed securities:
US Government-sponsored enterprises	954	1	2	21	1	1	975	2	3
US Government agency	2,855	2	14	843	14	7	3,698	16	21
Private-label	3,346	11	1,852	18,489	45	3,576	21,835	56	5,428
Obligations of states and political subdivisions thereof	15,287	36	744	10,943	50	3,091	26,230	86	3,835
Total	$23,985	52	$2,839	$30,296	110	$6,675	$54,281	162	$9,514

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of December 31, 2010, the total unrealized losses on these securities amounted to $578, compared with $3 at December 31, 2009. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at December 31, 2010 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

  Mortgage-backed securities issued by U.S. Government agencies: As of December 31, 2010, the total unrealized losses on these securities amounted to $356, compared with $21 at December 31, 2009. All of these securities were credit rated "AAA" by the major credit rating agencies. Management’s analysis indicates that these securities bear no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at December 31, 2010 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

  Private-label mortgage-backed securities: As of December 31, 2010, the total unrealized losses on the Bank’s private-label mortgage-backed securities amounted to $2,201, compared with $5,428 at December 31 2009. The Company attributes the unrealized losses at December 31, 2010 to the current illiquid market for non-agency mortgage-backed securities, a seriously depressed and still declining housing market, significantly elevated levels of home foreclosures, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private-label MBS owned by the Company. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at December 31, 2010.

  Obligations of states of the U.S. and political subdivisions thereof: As of December 31, 2010, the total unrealized losses on the Bank’s municipal securities amounted to $6,050, compared with $3,835 at December 31, 2009. The Bank’s municipal securities are supported by the general taxing authority of the municipality and in the cases of school districts, are supported by state aid. At December 31, 2010, all municipal bond issuers were current on contractually obligated interest and principal payments. At December 31, 2010, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies.

  During the fourth quarter of 2010, municipal bond yields, even on the very best quality obligations increased approximately 100 basis points. The factors that pushed these yields to distended levels included record municipal bond fund outflows, increased credit fears and media attention, and a very narrow base for long-term tax-exempt securities. Municipal bond yields were also impacted by the pending year-end expiration of the government’s bond subsidiary program, Build America Bonds ("BABs"), causing a rush of new securities issuance that flooded the market and pressured prices even further. These conditions prompted a fourth quarter sell off, resulting in the worst quarterly performance for tax-free municipals since the first quarter of 1994. The Company attributes the unrealized losses at December 31, 2010 to the foregoing factors and, accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2010.

At December 31, 2010, the Company had no intent to sell nor believed it is more likely than not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of December 31, 2010.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due after one year through five years	$ 2,978	$ 3,090
Due after five years through ten years	15,813	15,945
Due after ten years	338,576	338,847
Total	$357,367	$357,882

Actual maturities may differ from the final contractual maturities depicted above because of securities call or prepayment provisions with or without call or prepayment penalties. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. Mortgage-backed securities are allocated among the maturity groupings based on their final maturity dates.

Realized Securities Gains and Losses:

The following table summarizes realized gains and losses and other than temporary impairment losses on securities available for sale for the years ended December 31, 2010, 2009 and 2008.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net

2010	$31,070	$2,127	$ ---	$ 898	$1,229
2009	$62,357	$2,528	$ ---	$2,461	$ 67
2008	$21,064	$ 604	$ ---	$1,435	$ (831)

Pledged Securities:

At December 31, 2010 and 2009, securities available-for-sale, at fair value, totaling $30,736 and $32,826, respectively, were pledged as collateral for securities sold under repurchase agreements and for other purposes required by law.

Note 3: Loans and Allowance for Loan Losses

The Company’s lending activities are principally conducted in downeast and midcoast Maine. The following table summarizes the composition of the loan portfolio as of December 31, 2010 and 2009:

	2010	2009

Commercial real estate mortgages	$260,357	$242,875
Commercial and industrial	80,765	77,284
Commercial construction and land development	32,114	26,901
Agricultural and other loans to farmers	24,359	22,192
Total commercial loans	397,595	369,252

Residential real estate mortgages	231,434	225,750
Home equity loans	54,289	54,889
Consumer loans	4,417	4,665
Total consumer loans	290,140	285,304

Tax exempt loans	12,126	14,138

Deferred origination costs(fees), net	809	798
Total loans	700,670	669,492
Allowance for loan losses	(8,500)	(7,814)
Total loans net of allowance for loan losses	$692,170	$661,678

Loan Origination/Risk Management: The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company’s board of directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing loans and potential problem loans. Diversification in the loan portfolio is also a means of managing risk associated with fluctuations in economic conditions.

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, approximately 33.1% of the commercial real estate mortgage portfolio is represented by loans to the lodging industry. The Bank underwrites hotel loans as operating businesses, lending primarily to seasoned establishments with stabilized cash flows.

Commercial and Industrial Loans: Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitability, and prudently expand its business. In nearly all cases, commercial and industrial loans are made in the Bank’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Bank takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower or principal. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial and industrial loans is principally due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. As a result of these additional complexities, variables and risks, commercial and industrial loans generally require more thorough underwriting and servicing than other types of loans.

Construction and Land Development Loans: The Company makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced against a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. In many cases the success of the project can also depend upon the financial support/strength of the sponsorship. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Residential Real Estate Mortgages: The Company originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties, substantially all of which are located in the Company’s market area, and are amortized over 10 to 30 years. All residential real estate loans were originated by the Company. From time to time the Company will sell longer term low rate, residential mortgage loans to the FHLMC with servicing rights retained. This practice allows the Company to better manage interest rate risk and liquidity risk. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines for all loans, including those held in its portfolio. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including inspections at each loan draw period.

Home Equity Loans: The Company originates home equity lines of credit and second mortgage loans (loans secured by a second [junior] lien position on one-to-four-family residential real estate). These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

Non-performing Loans: The following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at December 31, 2010, 2009 and 2008.

	2010	2009	2008

Commercial real estate mortgages	$ 3,572	$3,096	$1,645
Commercial construction and land development	5,899	392	---
Commercial and industrial loans	778	237	294
Agricultural and other loans to farmers	254	1,848	199
Total commercial loans	10,503	5,573	2,138

Residential real estate mortgages	3,022	2,498	1,696
Home equity loans	146	304	26
Residential construction and development	---	24	25
Consumer loans	---	5	16
Total consumer loans	3,168	2,831	1,763

Total non-accrual loans	13,671	8,404	3,901
Accruing loans contractually past due 90 days or more	6	772	503
Total non-performing loans	$13,677	$9,176	$4,404

During the years ended December 31, 2010, 2009 and 2008, the foregone interest on non-accrual loans amounted to $536, $382, and $263, respectively.

At December 31, 2010, total other real estate owned amounted to $656 compared with $854 and $83 at December 31, 2009 and 2008.

At December 31, 2010, the Company had no firm commitments to lend additional funds to borrowers with loans in non-accrual status.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table sets forth information regarding past due loans at December 31, 2010. Amounts shown exclude deferred loan origination fees and costs.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 374	$ 663	$2,833	$ 3,870	$256,487	$260,357	$ 2
Commercial and industrial	37	5	483	525	80,240	80,765	---
Commercial construction and land development	---	---	704	704	31,410	32,114	---
Agricultural and other loans to farmers	85	48	90	223	24,136	24,359	---
Residential real estate mortgages	2,117	290	2,376	4,783	226,651	231,434	4
Home equity	68	32	68	168	54,121	54,289	---
Consumer loans	34	16	---	50	4,367	4,417	---
Tax exempt	---	---	---	---	12,126	12,126
Total	$2,715	$1,054	$6,554	$10,323	$689,538	$699,861	$ 6

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

Summary information pertaining to impaired loans follows:

	2010	2009	2008

Investment in impaired loans at December 31,	$10,503	$5,573	$2,138
Portion of impaired loan balance for which an allowance is allocated at December 31,	$ 9,020	$4,416	$1,328
Portion of impaired loan losses allocated
to the impaired loan balance at December 31,	$ 1,327	$ 702	$ 176
Interest not recorded on impaired loans at December 31,	$ 536	$ 382	$ 263
Average investment in impaired loans for the year ended December 31,	$10,239	$3,861	$1,956

Details of impaired loans as of December 31, 2010 follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Not Recorded
With no related allowance:
Commercial real estate mortgages	$ 764	$ 764	$ ---	$ 767	$ 52
Commercial and industrial	240	240	---	260	5
Commercial construction and land development	225	225	---	392	127
Agricultural and other loans to farmers	254	254	---	353	60
Subtotal	$ 1,483	$ 1,483	$ ---	$1,772	$244

With an allowance:
Commercial real estate mortgages	$ 2,808	$ 2,808	$ 591	$1,995	$226
Commercial and industrial	538	---	159	706	42
Commercial construction and land development	5,674	5,674	577	480	24
Agricultural and other loans to farmers	---	---	---	---	---
Subtotal	$ 9,020	$ 9,020	$1,327	$3,181	$292

Total	$10,503	$10,503	$1,327	$4,953	$536

Credit Quality Indicators / Classified Loans: In monitoring the credit quality of the portfolio, management applies a credit quality indicator to all categories of commercial loans. These credit quality indicators range from one through nine, with a higher number correlating to increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Loans rated 1 through 5 are consistent with the regulators’ Pass ratings, and are generally allocated a lesser percentage allocation in the allowance for loan losses than loans rated from 6 through 9.

Consistent with regulatory guidelines, the Bank provides for the classification of loans which are considered to be of lesser quality as substandard, doubtful, or loss. The Bank considers a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well defined weakness that jeopardizes liquidation of the debt. Substandard loans include those loans where there is the distinct possibility that we will sustain some loss of principal if the deficiencies are not corrected.

Loans that the Bank classifies as doubtful have all of the weaknesses inherent in those loans that are classified as substandard but also have the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The entire amount of the loan might not be classified as doubtful when collection of a specific portion appears highly probable. Loans are generally not classified doubtful for an extended period of time (i.e., over a year).

Loans that the Bank classifies as loss are those considered uncollectible and of such little value that their continuance as an asset is not warranted and the uncollectible amounts are charged off. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Losses are taken in the period in which they surface as uncollectible.

Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which the lending officer may be unable to supervise properly because of: lack of expertise, inadequate loan agreement, the poor condition of or lack of control over collateral, failure to obtain proper documentation or any other deviations from prudent lending practices. Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention assets are not adversely classified and do not expose an institution to sufficient risks to warrant classification.

The following table summarizes the commercial loan portfolio as of December 31, 2010 by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$228,554	$69,566	$24,661	$22,735	$345,516
Other Assets Especially Mentioned	25,898	8,231	794	1,066	35,989
Substandard	5,905	2,968	6,659	558	16,090
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$260,357	$80,765	$32,114	$24,359	$397,595

Allowance For Loan Losses: The allowance for loan losses (the "allowance") is a reserve established through a provision for loan losses (the "provision) charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, "Receivables" and allowance allocations calculated in accordance with ASC Topic 450, "Contingencies." Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance is designed to account for credit deterioration as it occurs. The provision reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan losses consists of three principal elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship level for all commercial loans. When a loan has a calculated grade of 6 or higher, the Company analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other observable considerations.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool, net of any loans for which reserves are already established. The Company’s pools of similar loans include similarly risk-graded groups of, commercial real estate loans, commercial and industrial loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. The results are then used to determine an appropriate general valuation allowance.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

A summary of activity in the allowance for loan losses for each of the three years ended December 31 follows:

	2010	2009	2008

Balance, beginning of year	$ 7,814	$5,446	$ 4,743

Provision for loan losses	2,327	3,207	1,995
Less: Loans charged-off	(1,874)	(995)	(1,336)
Recoveries on loans previously charged-off	233	156	44
Net loans charged-off	(1,641)	(839)	(1,292)

Balance, end of year	$ 8,500	$7,814	$ 5,446

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010. The table also provides details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the Allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,094	$ 1,570	$ 349	$ 242	$ 1,146	$ 122	$ 137	$ 154	$ 7,814
Charged Off	(296)	(652)	(167)	(396)	(160)	(103)	(100)	---	(1,874)
Recoveries	3	10	---	5	106	69	40	---	233
Provision	459	309	817	372	230	(15)	199	(44)	2,327
Ending Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500

of which:

Amount for loans Individually evaluated for impairment	$ 591	$ 159	$ 577	$ ---	$ ---	$ ---	$ ---	$ ---	$ 1,327

Amount for loans collectively evaluated for impairment	$ 3,669	$ 1,078	$ 422	$ 223	$1,322	$ 73	$276	$ 110	$ 7,173

Loans individually evaluated for impairment	$ 3,572	$ 778	$ 5,899	$ 254	$ ---	$ ---	$ ---	$ ---	$ 10,503

Loans collectively evaluated for impairment	$256,785	$79,987	$26,215	$ 24,105	$ 231,434	$ 4,417	$54,289	$12,126	$689,358

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At December 31, 2010 and 2009, loans to the lodging industry amounted to approximately $86,142 and $70,846, respectively.

Loans to Related Parties: In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectability or incorporate other unfavorable features, and were made under terms that are consistent with the Company’s lending policies.

Loans to related parties at December 31 are summarized below. Balances have been adjusted to reflect changes in status of directors and officers for each year presented.

	2010	2009

Beginning balance	$ 7,621	$ 7,560

Changes in composition	(302)	0
New loans	80	1,239
Less: repayments	(853)	(1,178)

Ending balance	$ 6,546	$ 7,621

As of December 31, 2010, and 2009, there were no non-performing loans to related parties.

Note 4: Mortgage Loan Servicing

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

The balance of capitalized mortgage servicing rights, net of a valuation allowance, included in other assets at December 31, 2010 was $210 compared with $278 at December 31, 2009. In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 4.93%, rounded up to the nearest 25 basis points. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against mortgage servicing fee income.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets of the Company and amounted to $30,525 and $32,810 at December 31, 2010 and 2009, respectively.

Note 5: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

	2010	2009

Land	$ 2,267	$ 2,267
Buildings and improvements	16,177	14,689
Furniture and equipment	9,709	10,207
Less: accumulated depreciation	(14,648)	(15,236)
Total	$ 13,505	$ 11,927

Depreciation expense amounted to $1,081, $914 and $1,004 in 2010, 2009 and 2008, respectively.

Note 6: Goodwill and Other Intangible Assets

Goodwill totaled $3,158 at December 31, 2010 and 2009, and there were no additions or impairments recorded during the years ended December 31, 2010, 2009 or 2008.

At December 31, 2010 and 2009, the Company did not have any other intangible assets.

Note 7: Income Taxes

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the three years ended December 31:

	2010	2009	2008
Current
Federal	$4,148	$5,013	$3,943
State	196	190	155
	4,344	5,203	4,098
Deferred	(212)	(1,211)	(714)
	$4,132	$3,992	$3,384

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 35% to income before taxes in 2010 and 2009 and 34% in 2008) to recorded income tax expense, for each of the three years ended December 31:

	2010	2009	2008

Computed tax expense	$5,178	$5,020	$3,779
Increase (reduction) in income
taxes resulting from:
Officers' life insurance	(88)	(91)	(74)
Tax exempt interest	(1,126)	(1,052)	(590)
State taxes, net of federal benefit	127	123	102
Other	41	(8)	167
	$4,132	$3,992	$3,384

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $3,406 at December 31, 2010 and $3,044 at December 31, 2009.

	2010		2009
	Asset	Liability	Asset	Liability

Allowance for losses on loans and other real estate owned	$3,002	$ ---	$2,751	$ ---
Deferred compensation	1,066	---	997	---
Unrealized gain or loss on securities available for sale	---	175	---	143
Unrealized gain or loss
on derivatives	---	---	---	209
Unfunded retirement benefits	29	---	56	---
Depreciation	---	672	---	323
Deferred loan origination costs	---	537	---	596
Write down of impaired investments	1,180	---	832	---
Other	319	806	213	534
	$5,596	$2,190	$4,849	$1,805

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 8: Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100, was $120,417 and $109,551 at December 31, 2010 and 2009, respectively. At December 31, 2010, the scheduled maturities of jumbo certificates of deposit were as follows:

Three months or less	$ 39,513
Over three to six months	24,399
Over six to twelve months	27,213
Over twelve months	29,292
$120,417

At December 31, 2010, the scheduled maturities of total time deposits were as follows:

2011	$201,313
2012	35,412
2013	37,482
2014	37,185
2015	40,556
2016 and thereafter	1,626
Total	$353,574

Note 9: Short-term Borrowings

The Company’s short-term borrowings consist of borrowings from the Federal Home Loan Bank (the "FHLB"), borrowings from the Federal Reserve Bank ("FRB") and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2010 and 2009.

	2010		2009
		Weighted		Weighted
	Total	Average	Total	Average
	Principal	Rate	Principal	Rate

Federal Home Loan Bank Advances	$ 89,573	2.73%	$51,250	2.70%
Federal Reserve Bank	---	0.00%	20,000	0.37%
Fed Funds Purchased	9,450	0.25%	---	0.00%
Securities sold under agreements to repurchase	20,857	0.82%	20,643	1.22%
Total short-term borrowings	$119,880		$91,893

Federal Home Loan Bank Borrowings: Information concerning short-term Federal Home Loan Bank borrowings for 2010 and 2009 is summarized below:

	2010	2009

Average daily balance during the year	$69,829	$ 78,415
Maximum month-end balance during the year	$89,573	$128,776
Amount outstanding at end of year	$89,573	$ 51,250

All short-term FHLB advances are fixed-rate instruments. Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB, investment securities and a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, and other qualifying assets. All short-term advances are payable at their maturity dates.

Federal Reserve Bank Borrowings: Information concerning short-term Federal Reserve Bank borrowings for 2010 and 2009 is summarized below:

	2010	2009

Average daily balance during the year	$ 712	$20,241
Average interest rate during the year	0.25%	0.37%
Maximum month-end balance during the year	$ ---	$30,000
Amount outstanding at end of year	$ ---	$20,000

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2010 and 2009 is summarized below:

	2010	2009

Average daily balance during the year	$19,498	$18,062
Average interest rate during the year	1.06%	1.64%
Maximum month-end balance during the year	$25,190	$22,025
Amount outstanding at end of year	$20,857	$20,643

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and not under the Bank's control, were as follows at December 31:

	2010	2009

Carrying value	$30,083	$31,373
Estimated fair value	$30,736	$32,826

Note 10: Long-term Debt

A summary of long-term debt by contractual maturity is as follows:

December 31, 2010

Maturity	Total Principal	Rate	Range of Interest Rates

2012	$ 39,664	4.01%	2.99%	to	5.07%
2013	43,480	3.66%	2.77%	to	4.39%
2014	53,990	3.24%	2.73%	to	4.80%
2015	21,000	2.44%	1.68%	to	4.70%
2016 and thereafter	17,000	3.96%	2.25%	to	4.50%
Total long-term debt	$175,134

December 31, 2009

Maturity	Total Principal	Rate	Range of Interest Rates

2011	$ 58,147	4.08%	2.75%	to	5.30%
2012	40,119	4.02%	2.99%	to	5.07%
2013	43,480	3.66%	2.77%	to	4.39%
2014	53,990	3.24%	2.73%	to	4.80%
2015 and thereafter	19,000	4.00%	2.25%	to	4.70%
Total long-term debt	$214,736

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

The maturity distribution of the long-term debt with callable features was as follows:

December 31, 2010

	Total Principal	Weighted Average Interest Rate

2012	$21,000	4.60%
2013	7,500	3.79%
2014	12,000	4.11%
2015	2,000	4.35%
2016 and thereafter	17,000	3.96%
Total	$59,500

December 31, 2009

Maturity	Total Principal	Weighted Average Interest Rate

2011	$10,500	5.20%
2012	21,000	4.60%
2013	7,500	3.79%
2014	12,000	4.11%
2015 and thereafter	19,000	4.00%
Total	$70,000

At December 31, 2010, and 2009, the Company had $48,000 and $50,500 of long-term debt that was currently callable, respectively. The remaining callable debt has call dates ranging from May 2011 to November 2012.

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

Note 11: Shareholders’ Equity

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. As of December 31, 2010, the Company and the Bank exceeded all capital adequacy requirements to which they are subject. As of December 31, 2010, the most recent notification from the federal regulators categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s or the Company’s category.

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2010, under the rules applicable at that date.

	Consolidated		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2010
Total Capital
(To Risk-Weighted Assets)
Consolidated	$113,741	15.41%	$59,065	8.0%	N/A
Bank	$114,735	15.56%	$58,999	8.0%	$73,748	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$100,166	13.57%	$29,532	4.0%	N/A
Bank	$101,160	13.72%	$29,499	4.0%	$44,249	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$100,166	9.01%	$44,493	4.0%	N/A
Bank	$101,160	9.10%	$44,459	4.0%	$55,574	5.0%

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2009, under the rules applicable at that date.

	Consolidated		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2009
Total Capital
(To Risk-Weighted Assets)
Consolidated	$122,615	17.14%	$57,241	8.0%	N/A
Bank	$123,383	17.26%	$57,175	8.0%	$71,469	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$109,755	15.34%	$28,620	4.0%	N/A
Bank	$110,569	15.47%	$28,587	4.0%	$42,881	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$109,755	10.35%	$42,431	4.0%	N/A
Bank	$110,569	10.43%	$42,395	4.0%	$52,993	5.0%

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2010, the Bank had $40,987 available for dividends that could be paid without prior regulatory approval.

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

The preferred stock that the Company repurchased for $18,751 had a then current carrying value of $18,255 (net of $496 unaccreted discount) on the Company’s consolidated balance sheet. As a result of the repurchase, the Company accelerated the accretion of the $496 discount and recorded a total reduction in shareholders’ equity of $18,751.

In the fourth quarter of 2009, the warrant received by the Treasury to purchase up to 104,910 shares of the Company’s common stock was reduced by one half to 52,455 shares as a result of the Company’s successful completion of a common stock offering in December 2009. On July 28, 2010, the Company repurchased the Warrant in its entirety for $250. The repurchase of the Warrant did not have any effect on the Company’s earnings or earnings per share. As a result of the Warrant repurchase, the Company has repurchased all securities issued to Treasury under CPP.

Common Stock Offering: In December 2009 the Company completed its previously announced offering of 800,000 shares of common stock to the public at $27.50 per share. The net proceeds from this offering, after deducting underwriting discounts and expenses amounted to $20,412. As previously reported, in January 2010 the Company completed the closing of the underwriter’s exercise of its over-allotment option to purchase an additional 82,021 shares of the Company’s common stock at a purchase price to the public of $27.50 per share. The Company received total net proceeds from the offering, including the exercise of the over allotment option, after deducting underwriting discounts and expenses, amounting to approximately $22,411. All of the net proceeds from this offering are treated as Tier 1 capital for regulatory purposes. In February 2010, the Company used $18,751 of the net proceeds from this offering to repurchase all of its Series A preferred shares sold to the U.S. Department of the Treasury.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and was authorized to continue for a period of up to twenty-four consecutive months. In August 2010, the Company’s board of directors authorized the continuance of this program through August 19, 2012. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of December 31, 2010, the Company had repurchased 76,782 shares of stock under this plan, at a total cost of $2,108 and an average price of $27.45 per share. The Company recorded the repurchased shares as treasury stock.

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

Note 12: Stock-Based Compensation Plans:

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 ("ISOP") for its officers and employees, which provided for the issuance of up to 450,000 shares of common stock. The purchase price of the stock covered by each option must be at least 100% of the trading value on the date such option was granted. Vesting terms ranged from three to seven years. No option shall be granted after October 3, 2010, ten years after the effective date of the ISOP.

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

In 2010 and 2009, the Company recognized $217 and $129, respectively, of share-based compensation in salaries and employee benefits expense.

For the years ended December 31, 2010, 2009, and 2008, the total anti-dilutive stock options amounted to 157, 135, and 138 thousand shares, respectively.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the years ended December 31:

	2010	2009	2008

Risk free interest rate	2.61%	2.94%	3.08%
Expected market volatility factor for the Company's stock	25.50%	22.69%	18.82%
Dividend yield	3.79%	3.85%	3.41%
Expected life of the options (years)	6.9	7.0	7.0
Options granted	38,648	11,500	27,000
Estimated fair value of options granted	$ 5.12	$ 4.25	$ 4.61

The expected market price volatility for the grants during 2010 was determined by using the Company’s historical stock price volatility on a daily basis during the 3-7 year periods ending December 31, 2010, consistent with the expected life of the 2010 options.

Stock Option Activity: A summary combined status of the ISOP and the 2009 Plan as of December 31, 2010, and changes during the year then ended is presented below:

	Number of Stock Options Outstanding	Exercise Price Range		Weighted Average Exercise Price	Intrinsic Value	Aggregate Intrinsic Value
		From	To
Outstanding at January 1, 2010	273,797	$15.40	$34.65	$22.80
Granted	38,648	$26.48	$28.49	$27.78
Exercised	(57,141)	$15.40	$23.15	$16.16
Cancelled	(16,934)	$18.50	$33.00	$29.48
Outstanding at December 31, 2010	238,370	$15.40	$34.65	$24.73	$ 5.02	$1,197

Ending vested and expected to vest December 31, 2010	222,832	$15.40	$34.65	$24.46	$ 5.29	$1,179

Exercisable at December 31, 2010	153,753	$15.40	$34.65	$22.55	$ 7.17	$1,102

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2010	---
Awarded	2,600	$27.32
Released	(2,600)	$27.32
Outstanding at December 31, 2010	---	---

The intrinsic value of the options exercised and cash received by the Company for options exercised for the years ended December 31, 2010, 2009, and 2008, was approximately $659 and $922, $287 and $430 and $108 and $179, respectively.

The tax benefit received related to the exercise of options in 2010, 2009 and 2008, was $161, $52 and $31, respectively.

As of December 31, 2010, there was approximately $248 of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next seven years, with a weighted average recognition period of 4.64 years.

Stock Options Outstanding: The following table summarizes stock options outstanding and exercisable by exercise price range at December 31, 2010:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/10	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable As of 12/31/10	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

$15.40	$15.80	9,268		$15.49	9,268	$15.49
$16.05	$16.05	52,620		$16.05	52,620	$16.05
$18.25	$26.90	47,862		$22.70	32,826	$21.38
$26.99	$28.41	51,131		$27.52	22,886	$27.24
$28.49	$34.65	77,489		$31.13	36,153	$31.89

$15.40	$34.65	238,370	4.73	$24.73	153,753	$22.55	3.07

Note 13: Retirement Benefit Plans

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

The after tax components of accumulated other comprehensive income (loss), which have not yet been recognized in net periodic benefit cost, related to postretirement benefits are net actuarial losses related to supplemental retirement plans of $56 and $109, as of December 31, 2010 and 2009, respectively.

A December 31 measurement date is used for the supplemental executive retirement plans. The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plans as of and for the years ended December 31:

	Supplemental Executive
	Retirement Plans

	Fiscal Year Ending
	2010	2009
Obligations and Funded Status

Change in Benefit Obligation
Benefit obligation at beginning of year	$ 3,286	$ 3,107
Service cost	184	222
Interest cost	180	179
Actuarial gain (loss)	(71)	---
Benefits paid	(209)	(222)
Benefit obligation at end of year	$ 3,370	$ 3,286

	Supplemental Executive
	Retirement Plans

	Fiscal Year Ending
	2010	2009

Change in plan assets
Fair value of plan assets at beginning of year	$ ---	$ ---
Employer contributions	209	222
Benefits paid	(209)	(222)
Fair value of plan assets at end of year	$ ---	$ ---

Over (under) funded status at end of year	$(3,370)	$(3,286)

As of December 31, 2010 and 2009, the Company had recognized liabilities of $3,370 and $3,286, respectively, for the supplemental executive retirement plans. These amounts are reported within other liabilities on the consolidated balance sheets.

The following table summarizes the assumptions used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2010, 2009, and 2008:

	Supplemental Executive Retirement Plans

Assumptions	Fiscal Year Ending
	2010	2009	2008
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.00%	6.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.00%	6.00%

The net periodic benefit cost for the years ended December 31 included the following components:

	Supplemental Executive
	Retirement Plans

	Fiscal Year Ending
	2010	2009	2008
Components of Net Periodic Benefit Cost and Other Amounts Recognized in the Consolidated Income Statements

Service cost	$ 184	$222	$209
Interest cost	180	179	170
Recognition of net actuarial gain	9	9	14
Total recognized in the consolidated income statements	$ 373	$410	$393

Other Changes and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax)
Recognition of net actuarial (gain) loss	(9)	(9)	(14)
Total recognized in other comprehensive income (pre-tax)	(9)	(9)	(14)
Total recognized in the consolidated income statements and other comprehensive income (pre-tax)	$364	$401	$379

The estimated net actuarial loss for the supplemental executive retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is ($4).

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

2011	$ 206
2012	284
2013	340
2014	340
2015	291
2016 and thereafter	5,129

401(k) Plan:  The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire. Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2010, 2009 and 2008 was $296, $276, and $265, respectively.

Note 14: Financial Derivative Instruments

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

During 2010, the Bank had two outstanding, off-balance sheet, derivative instruments, both of which matured during the year. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The details are summarized as follows:

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Expiration Date	Prime Strike Rate	Premium Paid	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$1,072
$10,000	11/01/10	6.50%	$ 69	$ 751

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

During the third and fourth quarters of 2010 the interest rate floor agreements matured, effectively reducing 2010 and future interest income on the $30,000 pool of loans indexed to the Prime interest rate.

For the year ended December 31, 2010, total cash flows received from counterparties amounted to $588, compared with $884 in 2009. The cash flows received from counterparties were recorded in interest income.

At December 31, 2009, the total fair market value of the interest rate floor agreements was $671. The fair market values of the interest rate floor agreements were included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, were recorded in accumulated other comprehensive income (loss).

At December 31, 2010 and 2009, the following amounts were recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets:

	December 31, 2010		December 31, 2009
	Gross	Net of Tax	Gross	Net of Tax
Unrealized gain on interest rate floors	$ ---	$ ---	$671	$443
Unrealized gain on interest rate swaps	---	---	---	---
Unamortized premium on interest rate floors	---	---	(56)	(37)
Total	$ ---	$ ---	$615	$406

Note 15: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009

Commitments to originate loans	$ 24,112	$ 42,694
Unused lines of credit	84,360	78,607
Un-advanced portions of construction loans	11,215	12,565
Total	$119,687	$133,866

Standby letters of credit	$ 750	$ 372

As of December 31, 2010 and 2009, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Operating Lease Obligations

The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2010.

2011	$126
2012	$119
2013	$ 86
2014	$ 90
2015 and thereafter	$145

In connection the foregoing lease obligations, in 2010, 2009 and 2008, the Company recorded $121, $92, and $88 in rent expense, respectively, which is included in occupancy expense in the consolidated statements of income.

Note 16: Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010, and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2010
Securities available for sale:
Obligations of US Government- sponsored enterprises	$ ---	$ 1,034	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$224,553	$ ---	$224,553
US Government agencies	$ ---	$ 56,943	$ ---	$ 56,943
Private-label	$ ---	$ 20,830	$ ---	$ 20,830
Obligations of states and political subdivisions thereof	$ ---	$ 54,522	$ ---	$ 54,522

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of US Government- sponsored enterprises	$ ---	$ 2,556	$ ---	$ 2,556
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$234,350	$ ---	$234,350
US Government agencies	$ ---	$ 22,107	$ ---	$ 22,107
Private-label	$ ---	$ 26,353	$ ---	$ 26,353
Obligations of states and political subdivisions thereof	$ ---	$ 61,660	$ ---	$ 61,660
Derivative assets	$ ---	$ 671	$ ---	$ 671

During the years ended December 31, 2010 and 2009, there were no transfers between levels of the fair value hierarchy.

The Company also makes fair value measurements on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 12/31/10	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/10

Mortgage servicing rights	$ 210	$ ---	$210	$ ---	$ 262
Collateral dependent impaired loans	$7,151	$ ---	$ ---	$7,151	$6,061

The Company had collateral dependent impaired loans with a carrying value of approximately $6,061 which had specific reserves included in the allowance of $1,090 at December 31, 2010.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2010 and 2009 follows:

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 12,815	$ 12,815	$ 9,832	$ 9,832
Loans, net	692,170	696,515	661,678	663,717
Interest receivable	4,159	4,159	4,441	4,441
Securities, available for sale	357,882	357,882	347,026	347,026
Derivative instruments	---	---	671	671

Financial liabilities:
Deposits (with no stated maturity)	354,754	354,754	304,072	304,072
Time deposits	353,574	361,481	337,101	340,242
Borrowings	300,014	309,561	311,629	319,216
Interest payable	1,078	1,078	1,246	1,246

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

Note 19: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008 are presented below:

BALANCE SHEETS
December 31

	2010	2009

Cash	$ 317	$ 196
Investment in subsidiaries	104,602	114,328
Premises	734	750
Other assets	91	28
Total assets	$105,744	$115,302

Liabilities
Total liabilities	$ 2,136	$ 1,788

Shareholders' equity
Total shareholders' equity	103,608	113,514

Liabilities and Shareholders' equity	$105,744	$115,302

STATEMENTS OF INCOME
Years Ended December 31

	2010	2009	2008

Dividend income from subsidiaries	$ 4,068	$ 3,691	$7,249
Equity in undistributed earnings of subsidiaries (1)	7,464	7,459	1,242
Bankshares expenses	(1,206)	(1,083)	(1,046)
Tax benefit	336	283	286
Net income	$10,662	$10,350	$7,731

(1) Amount in parentheses represents the excess of dividends over net income subsidiaries.

STATEMENTS OF CASH FLOWS
Years Ended December 31

	2010	2009	2008

Cash flows from operating activities:
Net income	$ 10,662	$ 10,350	$ 7,731

Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	16	25	14
Recognition of stock based expense	217	129	204
Net change in other assets	216	(58)	13
Net change in other liabilities	348	118	498
Equity in undistributed earnings of subsidiaries	(7,464)	(7,459)	(1,242)

Net cash provided by operating activities	3,995	3,105	7,218

Cash flows from investing activities:
Additional investments in subsidiaries	16,631	(38,932)	---
Capital expenditures	(9)	(8)	(52)

Net cash provided by (used in) investing activities	16,622	(38,940)	(52)

Cash flows from financing activities:
Purchases of treasury stock	(275)	(144)	(4,028)
Purchase of preferred stock and warrants	(19,152)	---	---
Proceeds from issuance of equity instruments	1,941	38,932	---
Proceeds from stock option exercises	1,083	552	210
Dividend paid	(4,093)	(3,784)	(3,004)

Net cash (used in) provided by financing activities	(20,496)	35,556	(6,822)

Net increase (decrease) in cash	121	(279)	344

Cash and cash equivalents, beginning of year	196	475	131

Cash and cash equivalents, end of year	$ 317	$ 196	$ 475

Note 20: Selected Quarterly Financial Data (Unaudited)

	Quarter
2010	1	2	3	4	YTD

Interest and dividend income	$12,954	$12,605	$12,879	$12,703	$51,141
Interest expense	4,896	4,810	4,933	4,793	19,432
Net interest income	8,058	7,795	7,946	7,910	31,709
Provision for loan losses	500	550	450	827	2,327
Non-interest income	1,910	1,795	2,065	1,688	7,458
Non-interest expense	5,205	5,392	5,518	5,931	22,046
Income before income taxes	4,263	3,648	4,043	2,840	14,794
Income taxes	1,212	936	1,173	811	4,132
Net income	$ 3,051	$ 2,712	$ 2,870	$ 2,029	$10,662

Preferred stock dividends and accretion of discount	653	---	---	---	653
Net income available to common shareholders	$ 2,398	$ 2,712	$ 2,870	$ 2,029	$10,009

Per common share data:
Basic earnings per share	$ 0.64	$ 0.72	$ 0.76	$ 0.53	$ 2.65
Diluted earnings per share	$ 0.63	$ 0.71	$ 0.75	$ 0.53	$ 2.61

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2010, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework.

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

We have audited Bar Harbor Bankshares and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 16, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers: Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading "DIRECTORS AND EXECUTIVE OFFICERS" in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, which the Company intends to file with the Commission within 120 days of the end of the Company’s 2010 fiscal year (hereinafter the "Proxy") and is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934: Information required by Item 405 of Regulation S-K with respect to Compliance with Section 16(a) of the Securities Exchange Act of 1934 will appear under the heading "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company’s Proxy and is incorporated herein by reference.

Stockholder Nominees to Board of Directors: There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors. Those procedures will be set forth in the Proxy under the headings entitled "CORPORATE GOVERNANCE" – "Governance Committee" and "OTHER MATTERS" – "Nominations by Stockholders" and are incorporated herein by reference.

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

March 16, 2011	BAR HARBOR BANKSHARES (Registrant)

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

/s/Clyde H. Lewis Clyde H. Lewis, Director

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K.

EXHIBIT NUMBER

3	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the commission on March 16, 2009

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Letter Agreement with U. S. Treasury for purchase of Series A Preferred Stock	Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on January 21, 2009

4.4	Warrant to Purchase Shares of Company Common Stock issued to U.S. Treasury	Incorporated by reference to Form 8-K, Exhibit 4.2, filed with the Commission on January 21, 2009

4.5	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009.

4.6	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009.

10	Material Contracts

10.1	Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987.

10.2	Supplemental Executive Retirement Plan Adopted by the Board of Directors on September 16, 2003, and effective as of January 1, 2003, providing Joseph M. Murphy, President and CEO of the Company, Gerald Shencavitz, the Company’s Chief Financial Officer, and Dean S. Read, former President of the Bank, with certain defined retirement benefits (the "2003 SERP")	Incorporated by reference to Form 10-Q, Part II, Item 6, Exhibit 10.2, filed with the Commission November 13, 2003 (Commission File Number 001-13349)

10.3	Amendment No. 1 to the 2003 SERP	Incorporated by reference to Form 8-K, Exhibit 10.6, filed with the Commission on November 24, 2008

10.4	Joseph M. Murphy Amended and Restated Employment Contract	Incorporated by reference to Form 8-K, Exhibit 10.10, filed with the Commission on November 24, 2008

10.5	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Joseph M. Murphy	Incorporated by reference to Form 8-K, Exhibit 10.6, filed with the Commission on November 24, 2008

10.6	Supplemental Executive Retirement Plan, Section 409A	Incorporated by reference to Form 8-K, Exhibit 10.7, filed with the Commission on November 24, 2008

10.7	Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3), Exhibit 10.3, filled with the Commission March 28, 2002 (Commission File Number 001-13349)

10.8	Amended and Restated Change in Control, Confidentiality, and Non-competition Agreement between the Company and Gerald Shencavitz	Incorporated by reference to Form 8-K, Exhibit 10.9, filed with the Commission on November 24, 2008

10.9	Amended and Restated Change in Control, Confidentiality, and Non-competition Agreements between the Company and Daniel A. Hurley III, Senior Vice President of the Bank and President of Bar Harbor Trust Services; Michael W.Bonsey, Senior Vice President of the Bank Credit Administration; Gregory W. Dalton, Senior Vice President of the Bank Business Banking	Incorporated by reference to Form 8-K, Exhibit 10.8, "Specimen 409A Change in Control Confidentiality and Non-competition Agreement" filed with the Commission on November 24, 2008

10.10	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Marsha C. Sawyer, Senior Vice President Human Resources	Incorporated by reference to Form 8-K, filed with the Commission on November 24, 2008, and Form 8-K/A, Exhibit 10.1, filed with the Commission on November 26, 2008

10.11	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Cheryl D. Curtis, Senior Vice President Marketing and Community Relations	Incorporated by reference to Form 8-K, Exhibit 10.2, filed with the Commission on November 24, 2008

10.12	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Craig Worcester, Managing Director Bar Harbor Financial Services	Incorporated by reference to Form 8-K, Exhibit 10.3, filed with the Commission on November 24, 2008

10.13	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Joshua A. Radel, Chief Investment Officer, Bar Harbor Trust Services	Incorporated by reference to Form 8-K, Exhibit 10.4, filed with the Commission on November 24, 2008

10.14	Change in Control, Confidentiality, and Non-competition Agreement between the Company and David W. Thibault, Senior Vice President Operations and Information Systems	Incorporated by reference to Form 8-K, Exhibit 10.5, filed with the Commission on November 24, 2008

10.16	Summary of the 2008 Annual Incentive Plan not pursuant to a written plan or agreement	Incorporated by reference to Form 10-Q, Exhibit 10.1, filed with the Commission on August 11, 2008

10.17	Infinex Agreement third party brokerage services	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.10, filed with the Commission on March 16, 2005 (Commission File Number 001-13349)

10.18	Somesville Bank Branch Lease dated October 27, 2005	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.13, filed with the Commission on March 16, 2006 (Commission File Number 001-13349)

10.19	Merchant Portfolio Purchase Agreement between Bar Harbor Bank & Trust and TransFirst, LLC ("TransFirst") and Columbus Bank and Trust Company, dated September 30, 2008	Incorporated by reference to Form 10-Q, Exhibit 10.1, filed with the Commission on November 10, 2008

10.20	Merchant Portfolio Assignment and Assumption Agreement	Incorporated by reference to Form 10-Q, Exhibit 10.2, filed with the Commission on November 10, 2008

10.21	Referral and Sales Agreement between Bar Harbor Bank & Trust and TransFirst dated September 30, 2008	Incorporated by reference to Form 10-Q, Exhibit 10.3, filed with the Commission on November 10, 2008

10.22	Credit Card Account Purchase Agreement between Bar Harbor Bank & Trust and U. S. Bank National Association D/B/A Elan Financial Services	Incorporated by reference to Form 10-K, Exhibit 10.22, filed with the Commission on March 16, 2009

10.23	Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein (the "Purchase Agreement"), between the Company and the U. S. Treasury pursuant to which the Company issued and sold to Treasury (i) 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share and (ii) a ten-year warrant to purchase up to 104,910 shares of the Company’s common stock, par value $2.00 per share, at an initial exercise price of $26.81 per share (the "Warrant"), for an aggregate purchase price of $18,751	Incorporated by reference to Form 8-K, Exhibits 4.2 and 10.1, filed with the Commission on January 21, 2009

10.24	2009 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 10-K, Part III, Item 15(a). Exhibit 10.24, filed with the Commission on March 16, 2010 (Commission File Number 001-13349)

10.25	2010 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 10-K, Part III, Item 15(a). Exhibit 10.25, filed with the Commission on March 16, 2010 (Commission File Number 001-13349)

10.26	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2009	Incorporated by reference to Appendix "C" to the Company’s Definitive Proxy Statement (DEF 14A) filed with the commission on April 7, 2009

11.1	Statement re computation of per share earnings	Statement re computation of per share earnings is provided in Note 1 to the Notes to Consolidated Financial Statements in this Report).

21	Subsidiaries of the Registrant	Incorporated by reference to Form 10-K, Exhibit 21, filed with the commission on March 16, 2009

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Filed herewith.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Economic Stabilization Act of 2008	Filed herewith

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Economic Stabilization Act of 2008	Filed herewith