Form 10-Q
period 2011-03-31
BAR HARBOR BANKSHARES
filed 2011-05-10
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   x  NO ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ___ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ___ Accelerated filer   x Non-accelerated filer (do not check if a smaller reporting company) ___ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ___  NO:   x

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – May 2, 2011
$2.00 Par Value	3,843,808

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at March 31, 2011, and December 31, 2010	3

	Consolidated Statements of Income for the three months ended March 31, 2011 and 2010	4

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2011 and 2010	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	6

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010	7

	Notes to Consolidated Interim Financial Statements	8-31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-58

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58-61

Item 4.	Controls and Procedures	61

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults Upon Senior Securities	62

Item 4.	(Removed and Reserved)	62

Item 5.	Other Information	62

Item 6.	Exhibits	62-63

Signatures		63

Exhibit Index		64

Exhibits

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Dollars in thousands, except per share data)
(unaudited)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 8,626	$ 12,815
Securities available for sale, at fair value	379,585	357,882
Federal Home Loan Bank stock	16,068	16,068
Loans	727,658	700,670
Allowance for loan losses	(9,093)	(8,500)
Loans, net of allowance for loan losses	718,565	692,170
Premises and equipment, net	13,812	13,505
Goodwill	3,158	3,158
Bank owned life insurance	7,176	7,112
Other assets	15,494	15,223
TOTAL ASSETS	$1,162,484	$1,117,933

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 54,595	$ 60,350
NOW accounts	74,767	82,656
Savings and money market deposits	214,205	211,748
Time deposits	360,976	353,574
Total deposits	704,543	708,328
Short-term borrowings	187,746	119,880
Long-term advances from Federal Home Loan Bank	154,754	175,134
Junior subordinated debentures	5,000	5,000
Other liabilities	5,491	5,983
TOTAL LIABILITIES	1,057,534	1,014,325

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,525,635 shares at March 31, 2011 and December 31, 2010	9,051	9,051
Surplus	26,238	26,165
Retained earnings	81,979	80,379
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($28) and ($29), at March 31, 2011 and December 31, 2010, respectively	(56)	(56)
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($118) and $445, at March 31, 2011 and December 31, 2010, respectively	(230)	865
Portion of OTTI attributable to non-credit losses, net of tax of $155 and $270, at March 31, 2011, and December 31, 2010, respectively	(300)	(525)
Total accumulated other comprehensive (loss) income	(586)	284
Less: cost of 684,045 and 702,690 shares of treasury stock at March 31, 2011 and
December 31, 2010, respectively	(11,732)	(12,271)

TOTAL SHAREHOLDERS' EQUITY	104,950	103,608

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,162,484	$1,117,933

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest and dividend income:
Interest and fees on loans	$ 8,481	$ 8,572
Interest on securities	4,185	4,382
Dividend on FHLB stock	12	---
Total interest and dividend income	12,678	12,954

Interest expense:
Deposits	2,214	2,478
Short-term borrowings	78	71
Long-term debt	2,052	2,347
Total interest expense	4,344	4,896

Net interest income	8,334	8,058
Provision for loan losses	500	500
Net interest income after provision for loan losses	7,834	7,558

Non-interest income:
Trust and other financial services	779	640
Service charges on deposit accounts	289	314
Mortgage banking activities	21	25
Credit and debit card service charges and fees	288	252
Net securities gains	785	852
Total other-than-temporary impairment ("OTTI") losses	(565)	(298)
Non-credit portion of OTTI losses (before taxes) (1)	---	---
Net OTTI losses recognized in earnings	(565)	(298)
Other operating income	135	125
Total non-interest income	1,732	1,910

Non-interest expense:
Salaries and employee benefits	3,108	2,943
Occupancy expense	431	372
Furniture and equipment expense	418	352
Credit and debit card expenses	72	77
FDIC insurance assessments	264	264
Other operating expense	1,242	1,197
Total non-interest expense	5,535	5,205

Income before income taxes	4,031	4,263
Income taxes	1,162	1,212

Net income	2,869	3,051

Preferred stock dividends and accretion of discount	---	653
Net income available to common shareholders	$2,869	$ 2,398

Per Common Share Data:
Basic earnings per share	$ 0.75	$ 0.64
Diluted earnings per share	$ 0.74	$ 0.63

(1) Included in other comprehensive loss, net of tax

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2009	$8,887	$ 18,358	$24,360	$75,001	$ 573	$(13,665)	$113,514
Net income	---	---	---	3,051	---	---	3,051
Total other comprehensive income	---	---	---	---	1,066	---	1,066
Dividend declared:
Common stock ($0.26 per share)	---	---	---	(981)	---	---	(981)
Preferred stock	---	---	---	(138)	---	---	(138)
Issuance of common stock (82,021 shares)	164	---	1,787	---	---	---	1,951
Purchase of preferred stock (18,751 shares)	---	(18,873)	---	---	---	---	(18,873)
Stock options exercised (1,770 shares), including related tax effects	---	---	---	(19)	---	47	28
Recognition of stock based expense	---	---	41	---	---	---	41
Accretion of discount	---	515	---	(515)	---	---	---
Balance March 31, 2010	$9,051	$ ---	$26,188	$76,399	$1,639	$(13,618)	$ 99,659

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2010	$9,051	$26,165	$80,379	$ 284	$(12,271)	$103,608
Net income	---	---	2,869	---	---	2,869
Total other comprehensive loss	---	---	---	(870)	---	(870)
Dividend declared:
Common stock ($0.27 per share)	---	---	(1,032)	---	---	(1,032)
Stock options exercised (18,645 shares), including related tax effects	---	43	(237)	---	539	345
Recognition of stock based expense	---	30	---	---	---	30
Balance March 31, 2011	$ 9,051	$26,238	$81,979	$(586)	$(11,732)	$104,950

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$ 2,869	$ 3,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	311	229
Provision for loan losses	500	500
Net securities (gains) losses	(785)	(852)
Other-than-temporary impairment	565	298
Net amortization of bond premiums and discounts	406	9
Recognition of stock based expense	30	41
Proceeds from sale of mortgages	---	848
Origination of mortgage loans held for sale	---	(829)
Net gains on sale of mortgage loans held for sale	---	(17)
Net change in other assets	296	957
Net change in other liabilities	(492)	(510)
Net cash provided by operating activities	3,700	3,725

Cash flows from investing activities:
Purchases of securities available for sale	(58,151)	(24,778)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	20,996	29,052
Proceeds from sales of securities available for sale	13,949	12,292
Net loans made to customers	(27,079)	(2,770)
Proceeds from sale of other real estate owned	---	72
Capital expenditures	(618)	(1,010)
Net cash used in investing activities	(50,903)	12,858

Cash flows from financing activities:
Net increase in deposits	(3,785)	23,642
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	(50)	(2,420)
Paydown of Federal Reserve borrowings	---	(20,000)
Proceeds from Federal Home Loan Bank advances	65,800	9,325
Repayments of Federal Home Loan Bank advances	(18,264)	(12,254)
Proceeds from issuance of common stock	---	1,951
Purchases of preferred stock	---	(18,873)
Proceeds from stock option exercises, including excess tax benefits	345	28
Payments of dividends	(1,032)	(1,119)
Net cash provided by financing activities	43,014	(19,720)

Net increase in cash and cash equivalents	(4,189)	(3,137)
Cash and cash equivalents at beginning of period	12,815	9,832
Cash and cash equivalents at end of period	$ 8,626	$ 6,695

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 4,426	$ 4,988
Income taxes	---	---

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 184	$ ---

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Net income	$2,869	$3,051
Other comprehensive income:
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($374) and $805, respectively	(724)	1,563
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($266) and ($290), respectively	(518)	(562)
Add other-than-temporary impairment adjustment, net of tax of $193 and $101, respectively	372	196
Net unrealized depreciation and other amounts for interest rate derivatives, net of tax of $0 and $69, respectively	---	(133)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $1, respectively	---	2
Total other comprehensive (loss) income	(870)	1,066
Total comprehensive income	$1,999	$4,117

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2011
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three months ended March 31, 2011, is not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any other interim periods.

The consolidated balance sheet at December 31, 2010, has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 210). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and notes thereto.

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

For securitized financial assets with contractual cash flows, such as private label mortgage-backed securities, the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with the current economic environment, similar to those the Company believes market participants would use. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate to the extent that the Company does not expect to receive the entire amount of future contractual principal and interest, an other-than-temporary impairment charge is recognized in earnings representing the estimated credit loss if management does not intend to sell the security and believes it is more-likely-than-not the Company will not be required to sell the security prior to recovery of cost or amortized cost. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of March 31, 2011 and December 31, 2010, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is to measure the amount of impairment. At March 31, 2011, there was no indication of impairment.

At March 31, 2011 and December 31, 2010, the Company did not have any identifiable intangible assets on its consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Net income	$ 2,869	$ 3,051

Preferred stock dividends and accretion of discount	---	653
Net income available to common shareholders	$ 2,869	$ 2,398

Weighted average common shares outstanding
Basic	3,829,469	3,756,164
Effect of dilutive employee stock options	30,258	52,408
Effect of dilutive warrants	---	4,193
Diluted	3,859,727	3,812,765

Anti-dilutive options excluded from earnings per share calculation	109,863	142,013

Per Common Share Data:
Basic earnings per share	$ 0.75	$ 0.64
Diluted earnings per share	$ 0.74	$ 0.63

Note 4: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of March 31, 2011 and December 31, 2010:

March 31, 2011 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 28	$ ---	$ 1,028
Mortgage-backed securities:
US Government-sponsored enterprises	237,461	6,280	989	242,752
US Government agency	61,575	1,300	329	62,546
Private label	19,644	568	2,449	17,763
Obligations of states and political subdivisions thereof	60,708	650	5,862	55,496
Total	$380,388	$8,826	$9,629	$379,585

December 31, 2010 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 34	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	217,319	7,812	578	224,553
US Government agency	56,083	1,216	356	56,943
Private label	22,720	311	2,201	20,830
Obligations of states and political subdivisions thereof	60,245	327	6,050	54,522
Total	$357,367	$9,700	$9,185	$357,882

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of March 31, 2011. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

	March 31, 2011

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due after one year through five years	$ 2,917	$ 3,031
Due after five years through ten years	16,467	16,619
Due after ten years	361,004	359,935
	$380,388	$379,585

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired ("OTTI").

For the three months ended March 31, 2011, the Company recognized total OTTI losses of $565 in the statement of income (before taxes) related to seven, available for sale, private label mortgage-backed securities, all of which the Company had previously determined were other-than-temporarily impaired. In all cases the OTTI losses represented management’s best estimate of additional credit losses on the collateral underlying these securities.

The $565 of first quarter OTTI losses recognized in earnings represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of mortgage loans underlying each security. In estimating those cash flows the Company considered loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent prepayment rates and future prepayment rate assumptions, and other estimates of future collateral performance.

Despite some rising levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that it will recover the amortized cost basis of its private label mortgage-backed securities and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

 The following table displays the beginning balance of OTTI related to estimated credit losses on debt securities held by the Company at the beginning of the current reporting period for which the other than credit related portion of the OTTI was included in accumulated other comprehensive income (net of tax), as well as changes in estimated credit losses recognized in pre-tax earnings for the three months ending March 31, 2011 and 2010.

	2011	2010

Estimated credit losses, beginning of period	$3,373	$2,475
Additions for estimated credit losses for securities on which OTTI has been previously recognized	565	298
Estimated credit losses as of March 31, 2011 and 2010	$3,938	$2,773

As of March 31, 2011, the total OTTI losses included in accumulated other comprehensive income amounted to $300 net of tax, compared with $525 at December 31, 2010. These OTTI losses related to thirteen private label mortgage-backed securities, with a total unamortized cost of $5,565 at March 31, 2011.

As of March 31, 2011, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at March 31, 2011. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2011 and December 31, 2010. All securities referenced are debt securities. At March 31, 2011, and December 31, 2010, the Company did not hold any common stock or other equity securities in its securities portfolio.

March 31, 2011	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government-sponsored enterprises	$ 73,028	65	$ 989	$ 20	1	$ ---	$ 73,048	66	$ 989
US Government agency	23,270	22	328	231	8	1	23,501	30	329
Private label	598	4	509	10,842	31	1,940	11,440	35	2,449
Obligations of states and political subdivisions thereof	19,256	41	1,337	12,759	60	4,525	32,015	101	5,862
Total	$116,152	132	$3,163	$23,852	100	$6,466	$140,004	232	$9,629

December 31, 2010	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government-sponsored enterprises	$ 34,940	37	$ 578	$ 20	1	$ ---	$ 34,960	38	$ 578
US Government agency	27,966	25	353	270	9	3	28,236	34	356
Private label	51	1	1	13,361	38	2,200	13,412	39	2,201
Obligations of states and political subdivisions thereof	23,223	54	1,635	11,951	59	4,415	35,174	113	6,050
Total	$ 86,180	117	$2,567	$25,602	107	$6,618	$111,782	224	$9,185

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of March 31, 2011, the total unrealized losses on these securities amounted to $989, compared with $578 at December 31, 2010. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at March 31, 2011 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

  Mortgage-backed securities issued by U.S. Government agencies: As of March 31, 2011, the total unrealized losses on these securities amounted to $329, compared with $356 at December 31, 2010. All of these securities were credit rated "AAA" by the major credit rating agencies. Management’s analysis indicates that these securities bear no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at March 31, 2011 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

  Private label mortgage-backed securities: As of March 31, 2011, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $2,449, compared with $2,201 at December 31, 2010. The Company attributes the unrealized losses at March 31, 2011 to the current illiquid market for non-agency mortgage-backed securities, a seriously depressed and still declining housing market, significantly elevated levels of home foreclosures, risk related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label mortgage-backed securities owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future cash flows related to amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at March 31, 2011.

  Obligations of states of the U.S. and political subdivisions thereof: As of March 31, 2011, the total unrealized losses on the Bank’s municipal securities amounted to $5,862, compared with $6,050 at December 31, 2010. The Bank’s municipal securities are supported by the general taxing authority of the municipality and in the cases of school districts, are supported by state aid. At March 31, 2011, all municipal bond issuers were current on contractually obligated interest and principal payments. At March 31, 2011, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies.

The Company attributes the unrealized losses at March 31, 2011, to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, driven in part by current media attention and market concerns about the prolonged recovery from economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2011.

At March 31, 2011, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three months ended March 31, 2011 and 2010.

Three months ended March 31,	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net

2011	$13,949	$785	$ ---	$565	$220
2010	$12,292	$852	$---	$298	$554

Note 5: Loans and Allowance for Loan Losses

Loans are carried at the principal amounts outstanding adjusted by partial charge-offs and net deferred loan origination costs or fees.

Interest on loans is accrued and credited to income based on the principal amount of loans outstanding. Residential real estate and home equity loans are generally placed on non-accrual status when reaching 90 days past due, or in process of foreclosure, or sooner if judged appropriate by management. Consumer loans are generally placed on non-accrual status when reaching 90 days or more past due, or sooner if judged appropriate by management. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due. Commercial real estate loans and commercial business loans that are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash, and the loan is in the process of collection. Commercial real estate and commercial business loans may be placed on non-accrual status prior to the 90 days delinquency date if considered appropriate by management. When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when principal is reasonably assured and the loan has performed for a period of time, generally six months.

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

When a loan is classified as non-accrual or impaired, any payments received are typically applied to reduce the principal balance of the loan. In situations where the Company reasonably believes there is no longer doubt regarding the ultimate collectability of principal on a non-accrual or impaired loan, subsequent interest payments received are recorded as interest income on the cash basis in accordance with the contractual terms. For the three months ended March 31, 2011 and 2010, the Company did not recognize any interest income on impaired loans using a cash-basis method of accounting during the time within those periods that the loans were impaired.

Loan origination and commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loans’ yield, using the level yield method over the estimated lives of the related loans.

The Company’s lending activities are principally conducted in downeast and midcoast Maine. The following table summarizes the composition of the loan portfolio as of March 31, 2011 and December 31, 2010:

LOAN PORTFOLIO SUMMARY

	March 31, 2011	December 31, 2010

Commercial real estate mortgages	$257,981	$260,357
Commercial and industrial	86,883	80,765
Commercial construction and land development	31,702	32,114
Agricultural and other loans to farmers	24,243	24,359
Total commercial loans	400,809	397,595

Residential real estate mortgages	230,501	231,434
Home equity loans	54,216	54,289
Consumer loans	28,408	4,417
Total consumer loans	313,125	290,140

Tax exempt loans	12,956	12,126

Deferred origination costs(fees), net	768	809
Total loans	727,658	700,670
Allowance for loan losses	(9,093)	(8,500)
Total loans net of allowance for loan losses	$718,565	$692,170

Loan Origination/Risk Management: The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Company’s board of directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing loans and potential problem loans. The Company seeks to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at March 31, 2011 approximately 35.6% of the commercial real estate mortgage portfolio is represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

Commercial and Industrial Loans: Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitability, and prudently expand its business. In nearly all cases, commercial and industrial loans are made in the Bank’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Bank takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower or principal. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial and industrial loans is principally due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and, if not successful, these loans are secured only by tangible, non-real estate collateral. As a result of these additional complexities, variables and risks, commercial and industrial loans generally require more thorough underwriting and servicing than other types of loans.

Construction and Land Development Loans: The Company makes loans to finance the construction of residential and, to a lesser extent, non-residential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described immediately above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced against a project under construction and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. In many cases the success of the project can also depend upon the financial support/strength of the borrower. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Residential Real Estate Mortgages: The Company originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties, substantially all of which are located in the Company’s market area, and are amortized over 10 to 30 years. All residential real estate loans were originated by the Company. From time to time the Company will sell longer term low rate, residential mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC") with servicing rights retained. This practice allows the Company to better manage interest rate risk and liquidity risk. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines for all loans, including those held in its portfolio. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including inspections at each loan draw period.

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

Non-performing loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at March 31, 2011 and December 31, 2010.

TOTAL NON-PERFORMING LOANS

	March 31,	December 31,
	2011	2010

Commercial real estate mortgages	$ 3,433	$ 3,572
Commercial construction and land development	5,893	5,899
Commercial and industrial loans	959	778
Agricultural and other loans to farmers	235	254
Total commercial loans	10,520	10,503

Residential real estate mortgages	2,933	3,022
Home equity loans	134	146
Consumer loans	19	---
Total consumer loans	3,086	3,168

Total non-accrual loans	13,606	13,671
Accruing loans contractually past due 90 days or more	---	6
Total non-performing loans	$13,606	$13,677

Allowance for loan losses to non-performing loans	67%	62%
Non-performing loans to total loans	1.87%	1.95%
Allowance to total loans	1.25%	1.21%

At March 31, 2011, total other real estate owned amounted to $840 compared with $656 at December 31, 2010.

Past due loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at March 31, 2011 and December 31, 2010. Amounts shown exclude deferred loan origination fees and costs.

March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing
Commercial real estate mortgages	$1,068	$ 658	$2,696	$ 4,422	$253,559	$257,981	$ ---
Commercial and industrial	210	500	664	1,374	85,509	86,883	---
Commercial construction and land development	---	---	658	658	31,044	31,702	---
Argicultural and other loans to farmers	136	---	85	221	24,022	24,243	---
Residential real estate mortgages	2,926	305	1,717	4,948	225,553	230,501	---
Home equity	321	199	56	576	53,640	54,216	---
Consumer loans	147	3	4	154	28,254	28,408	---
Tax exempt	---	---	---	---	12,956	12,956	---
Total	$4,808	$1,665	$5,880	$12,353	$714,537	$726,890	$ ---

December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 374	$ 663	$2,833	$ 3,870	$256,487	$260,357	$ 2
Commercial and industrial	37	5	483	525	80,240	80,765	---
Commercial construction and land development	---	---	704	704	31,410	32,114	---
Agricultural and other loans to farmers	85	48	90	223	24,136	24,359	---
Residential real estate mortgages	2,117	290	2,376	4,783	226,651	231,434	4
Home equity	68	32	68	168	54,121	54,289
Consumer loans	34	16	---	50	4,367	4,417	---
Tax exempt	---	---	---	---	12,126	12,126	---
Total	$2,715	$1,054	$6,554	$10,323	$689,538	$699,861	$ 6

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

Details of impaired loans as of March 31, 2011 and December 31, 2010 follows:

2011	For the period ended March 31			For the three months ended March 31
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recorded	Interest Not Recorded
With no related allowance:
Commercial real estate mortgages	$ 551	$ 551	$ ---	$ 824	$ ---	$139
Commercial and industrial	369	369	---	456	---	22
Commercial construction and land development	---
---
			---	---	---	---
Agricultural and other loans to farmers	235	235	---	236	---	47
Subtotal	$ 1,155	$ 1,155	$ ---	$ 1,516	$ ---	$208

With an allowance:
Commercial real estate mortgages	$ 2,882	$ 2,882	$ 300	$ 2,642	$ ---	$243
Commercial and industrial	590	660	213	546	---	65
Commercial construction and land development	5,893	6,060	950	6,059	---	142
Agricultural and other loans to farmers	---	---	---	---	---	---
Subtotal	$ 9,365	$ 9,602	$1,463	$ 9,247	$ ---	$450

Total	$10,520	$10,757	$1,463	$10,763	$ ---	$658

2010	For the period ended December 31			For the year ended December 31
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recorded	Interest Not Recorded
With no related allowance:
Commercial real estate mortgages	$ 764	$ 764	$ ---	$ 767	$ ---	$ 52
Commercial and industrial	240	240	---	260	---	5
Commercial construction and land development	225	225	---	392	---	127
Agricultural and other loans to farmers	254	254	---	353	---	60
Subtotal	$ 1,483	$ 1,483	$ ---	$ 1,772	$ ---	$244

With an allowance:
Commercial real estate mortgages	$ 2,808	$ 2,808	$ 591	$ 1,995	$ ---	$226
Commercial and industrial	538	725	159	706	---	42
Commercial construction and land development	5,674	5,841	577	480	---	24
Agricultural and other loans to farmers	---	---	---	---	---	---
Subtotal	$ 9,020	$ 9,374	$1,327	$ 3,181	$ ---	$292

Total	$10,503	$10,857	$1,327	$ 4,953	$ ---	$536

The average recorded investment in impaired loans for the period ended March 31, 2011 was $10,763, compared with $9,493 for the period ended March 31, 2010.

Credit Quality Indicators/Classified Loans: In monitoring the credit quality of the portfolio, management applies a credit quality indicator ("risk rating") to all categories of commercial loans. These credit quality indicators range from one through nine, with a higher number correlating to increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Loans rated 1 through 5 are consistent with the regulators’ "Pass" ratings, and are generally allocated a lesser percentage allocation in the allowance for loan losses than loans rated from 6 through 9.

The Bank provides for classification of commercial and commercial real estate loans which are considered to be of lesser quality as substandard, doubtful, or loss. The Bank considers a commercial or commercial real estate loan substandard when it contains a well defined weakness that jeopardizes the collection of a loan’s contractual principal and interest. Such a well defined weakness may include inadequate borrower cash flow, weak or inadequate collateral protection, and/or weak or inadequate guarantor support.

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

The following tables summarize the commercial loan portfolio as of March 31, 2011 and December 31, 2010 by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).
March 31, 2011
	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total

Pass	$229,450	$75,553	$24,192	$22,579	$351,774
Other Assets Especially Mentioned	22,354	8,658	856	1,031	32,899
Substandard	6,177	2,672	6,654	633	16,136
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$257,981	$86,883	$31,702	$24,243	$400,809

December 31, 2010
	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total

Pass	$228,554	$69,566	$24,661	$22,735	$345,516
Other Assets Especially Mentioned	25,898	8,231	794	1,066	35,989
Substandard	5,905	2,968	6,659	558	16,090
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$260,357	$80,765	$32,114	$24,359	$397,595

Allowance For Loan Losses: The allowance for loan losses (the "allowance") is a reserve established through a provision for loan losses (the "provision") charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, "Receivables" and allowance allocations calculated in accordance with ASC Topic 450, "Contingencies." Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance is designed to account for credit deterioration as it occurs. The provision reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship level for all commercial loans. When a loan has a calculated grade of 7 or higher, the Company analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other observable considerations.

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

A summary of activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 follows:

ALLOWANCE FOR LOAN LOSSES
SUMMARY OF LOAN LOSS EXPERIENCE
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010

Balance at beginning of period	$ 8,500	$ 7,814
Charge offs:
Commercial real estate mortgages	---	5
Commercial and industrial	5	27
Commercial construction and land development	---	167
Agricultural and other loans to farmers	---	---
Residential real estate mortgages	18	---
Consumer loans	7	17
Residential construction and land development	---	---
Home equity loans	---	60
Tax exempt loans	---	---
Total charge-offs	30	276

Recoveries:
Commercial real estate mortgages	1	---
Commercial and industrial loans	76	---
Commercial construction and land development	---	---
Agricultural and other loans to farmers	34	---
Residential real estate mortgages	---	78
Consumer loans	12	10
Residential construction and land development	---	---
Home equity loans	---	40
Tax exempt loans	---	---
Total recoveries	123	128
	---
Net (recoveries) charge-offs	(93)	148
Provision charged to operations	500	500

Balance at end of period	$ 9,093	$ 8,166

Average loans outstanding during period	$700,987	$669,602

Annualized net (recoveries) charge-offs to average loans outstanding	(0.05%)	0.09%

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011. The table also provides details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
March 31, 2011

	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500
Charged Off	---	(5)	---	---	(18)	(7)	---	---	(30)
Recoveries	1	76	---	34	---	12	---	---	123
Provision	(127)	(88)	182	(8)	210	286	22	23	500
Ending Balance	$ 4,134	$ 1,220	$ 1,181	$ 249	$ 1,514	$ 364	$ 298	$ 133	$ 9,093

of which:

Amount for loans individually evaluated for impairment	$ 300	$ 213	$ 950	$ ---	$ ---	$ ---	$ ---	$ ---	$ 1,463

Amount for loans collectively evaluated for impairment	$ 3,834	$ 1,007	$ 231	$ 249	$ 1,514	$ 364	$ 298	$ 133	$ 7,630

Loans individually evaluated for impairment	$ 3,433	$ 959	$ 5,893	$ 235	$ ---	$ ---	$ ---	$ ---	$ 10,520

Loans collectively evaluated for impairment	$254,548	$85,924	$25,809	$24,008	$230,501	$54,216	$28,408	$12,956	$716,370

December 31, 2010

	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Ending Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$276	$ 110	$ 8,500

of which:

Amount for loans Individually evaluated
for impairment	$ 591	$ 159	$ 577	$ ---	$ ---	$ ---	$ ---	$ ---	$ 1,327

Amount for loans collectively evaluated for impairment	$ 3,669	$ 1,078	$ 422	$ 223	$ 1,322	$ 73	$276	$ 110	$ 7,173

Loans individually evaluated for impairment	$ 3,572	$ 778	$ 5,899	$ 254	$ ---	$ ---	$ ---	$ ---	$ 10,503

Loans collectively evaluated for impairment	$256,785	$79,987	$26,215	$24,105	$231,434	$4,417	$54,289	$12,126	$689,358

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At March 31, 2011 and December 31, 2010, loans to the lodging industry amounted to approximately $91,788 and $86,142, respectively.

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

The following table summarizes the net periodic benefit costs for the three months ended March 31, 2011 and 2010:

	Supplemental Executive Retirement Plans

Three Months Ended March 31,	2011	2010

Service cost	$11	$46
Interest cost	49	47
Amortization of actuarial loss	1	3
Net periodic benefit cost	$61	$96

The Company is expected to recognize $239 of expense for the foregoing plans for the year ended December 31, 2011. The Company is expected to contribute $205 to the foregoing plans in 2011. As of March 31, 2011, the Company had contributed $50.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Commitments to originate loans	$25,608	$24,112
Unused lines of credit	$89,287	$91,753
Un-advanced portions of construction loans	$ 9,331	$11,215
Standby letters of credit	$ 846	$ 750

As of March 31, 2011 and December 31, 2010, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2011

Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 1,028	$ ---	$ 1,028
Mortgage-backed securities:			$ ---
US Government-sponsored enterprises	$ ---	$242,752	$ ---	$242,752
US Government agencies	$ ---	$ 62,546	$ ---	$ 62,546
Private label	$ ---	$ 17,763	$ ---	$ 17,763
Obligations of states and political subdivisions thereof	$ ---	$ 55,496	$ ---	$ 55,496

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2010

Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 1,034	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$224,553	$ ---	$224,553
US Government agencies	$ ---	$ 56,943	$ ---	$ 56,943
Private label	$ ---	$ 20,830	$ ---	$ 20,830
Obligations of states and political subdivisions thereof	$ ---	$ 54,522	$ ---	$ 54,522

The following table summarizes financial assets and financial liabilities measured at fair value during the quarter, on a non-recurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 3/31/11	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 3/31/11

Mortgage servicing rights	$ 193	$ ---	$193	$ ---	$278
Collateral dependent impaired loans	$1,138	$ ---	$ ---	$1,138	$988

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 12/31/10	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/10

Mortgage servicing rights	$ 210	$ ---	$210	$ ---	$ 262
Collateral dependent impaired loans	$1,957	$ ---	$ ---	$1,957	$1,444

The Company had total collateral dependent impaired loans with a carrying value of approximately $3,815 and $3,294, which had specific reserves included in the allowance of $513 and $513, at March 31, 2011, and December 31, 2010, respectively.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at March 31, 2011, and December 31, 2010, follows:

	March 31, 2011		December 31, 2010

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$ 8,626	$ 8,626	$ 12,815	$ 12,815
Loans, net	718,565	723,081	692,170	696,515
Interest receivable	4,960	4,960	4,159	4,159
Securities, available for sale	379,585	379,585	357,882	357,882

Financial liabilities:
Deposits (with no stated maturity)	343,567	343,567	354,754	354,754
Time deposits	360,976	368,433	353,574	361,481
Borrowings	347,500	365,199	300,014	309,561
Interest payable	996	996	1,078	1,078

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three months ended March 31, 2011 and 2010, and financial condition at March 31, 2011, and December 31, 2010, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in first quarter 2011 and 2010 interest income was $790 and $879, respectively, of tax-exempt interest income from certain investment securities and loans.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $379 and $416 in the first quarter of 2011 and 2010, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

You should carefully review all of these factors as well as the risk factors set forth in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There may be other risk factors that could cause differences from those anticipated by management.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2010, report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported.

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

SUMMARY FINANCIAL RESULTS

Summary Results of Operations

For the three months ended March 31, 2011 the Company reported net income available to common shareholders of $2,869, compared with $2,398 in the first quarter of 2010, representing an increase of $471, or 19.6%. The Company’s diluted earnings per share amounted to $0.74 for the quarter compared with $0.63 in the first quarter of 2010, representing an increase of $0.11, or 17.5%.

The Company’s annualized return on average shareholders’ equity amounted to 11.14% for the quarter, compared with 11.24% in the first quarter of 2010. The Company’s first quarter return on average assets amounted to 1.03%, compared with 1.16% in the first quarter of 2010.

A large contributing factor underlying the first quarter increases in net income available to common shareholders and diluted earnings per share was the Company’s repurchase of all shares of its Preferred Stock from the U.S. Department of the Treasury (the "Treasury") in the first quarter of 2010. The Preferred Stock was sold to the Treasury in the first quarter of 2009 as part of the Emergency Economic Stabilization Act of 2008. As a result of the repurchase, in the first quarter of 2010 the Company accelerated the accretion of $496 in preferred stock discount, reducing net income available to common shareholders and diluted earnings per share by $496 and $0.13, respectively. Total preferred stock dividends and accretion of discount amounted to $653 in the first quarter of 2010, compared with none in the current quarter.

For the three months ended March 31, 2011, net interest income on a tax-equivalent basis amounted to $8,713, representing an increase of $239 or 2.8% compared with the first quarter of 2010. The increase in first quarter net interest income compared with the first quarter of 2010 was attributed to average earning asset growth of $72,429, offset in part by a 13 basis point decline in the net interest margin to 3.21%. The decline in the net interest margin was principally attributed to declining earning asset yields.

For the three months ended March 31, 2011, total non-interest income amounted to $1,732, down $178 or 9.3%, compared with the first quarter of 2010. The decline in first quarter non-interest income was principally attributed to a decline in securities gains net of other-than-temporary impairment ("OTTI") losses. Total first quarter securities gains, net of other-than-temporary impairment losses, amounted to $220 compared with $554 in the first quarter of 2010, representing a decline of $334, or 60.3%.

For the three months ended March 31, 2011, total non-interest expense amounted to $5,535, up $330, or 6.3%, compared with the first quarter of 2010. The increase in non-interest expense was largely attributed to salaries and employee benefits, which were up $165 or 5.6% compared with the first quarter of 2010. The increase in salaries and employee benefits was principally attributed to normal increases in base salaries, as well as changes in staffing levels and mix.

Summary Financial Condition

The Company’s total assets ended the quarter at $1,162,484, representing an increase of $44,551, or 4.0%, compared with December 31, 2010. Asset growth was attributed to both loans and securities, which were up $26,988 and $21,703, or 3.9% and 6.1%, respectively.

Asset quality remained relatively stable during the first quarter with non-performing loans declining slightly to $13,606. The Bank enjoyed very low loan loss experience during the first quarter with recoveries on previously charged off loans exceeding total loans charged off by $93, or 0.05% of average loans outstanding. For the three months ended March 31, 2011, the Bank recorded a provision for loan losses of $500, unchanged compared with the first quarter of 2010.

Total deposits ended the first quarter at $704,543, down $3,785, or 0.5%, compared with December 31, 2010. Demand deposits and NOW accounts experienced a combined seasonal decline of $13,644, or 9.5%. This decline was largely offset by a $2,457 or 1.2% increase in savings and money market accounts, and a $7,402 or 2.1% increase in time deposits.

At March 31, 2011, the Company and the Bank continued to exceed regulatory requirements for "well-capitalized" financial institutions. Under the capital adequacy guidelines administered by the Bank’s principal regulators, "well-capitalized" institutions are those with Tier I Leverage, Tier I Risk-based, and Total Risk-based ratios of at least 5%, 6% and 10%, respectively. At March 31, 2011, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios were 9.03%, 13.39% and 15.25%, respectively. At March 31, 2011, the Company’s tangible common equity ratio stood at 8.78%, down from 9.01% at December 31, 2010, which was principally attributed to significant first quarter earning asset growth.

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

Total Net Interest Income: For the three months ended March 31, 2011, net interest income on a tax equivalent basis amounted to $8,713, compared with $8,474 in the first quarter of 2010, representing an increase of $239, or 2.8%. As more fully discussed below, the increase in first quarter 2011 tax-equivalent net interest income compared with the first quarter of 2010 was principally attributed to average earning asset growth of $72,429, or 7.0%, offset in part by a 13 basis point decline in the net interest margin.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following table summarizes the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended March 31, 2011 and 2010:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
MARCH 31, 2011 AND 2010

	2011			2010
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$ 700,987	$ 8,516	4.93%	$ 669,602	$ 8,614	5.22%
Securities (2,3)	383,067	4,529	4.79%	341,973	4,756	5.64%
Federal Home Loan Bank stock	16,068	12	0.30%	16,068	---	0.00%
Fed funds sold, money market funds, and time
deposits with other banks	2	---	0.00%	52	---	0.00%

Total Earning Assets	1,100,124	13,057	4.81%	1,027,695	13,370	5.28%

Non-Interest Earning Assets:
Cash and due from banks	6,869			5,886
Allowance for loan losses	(8,851)			(8,157)
Other assets (2)	36,449			39,145
Total Assets	$1,134,591			$1,064,569

Interest Bearing Liabilities:
Deposits	$ 660,577	$ 2,214	1.36%	$ 611,445	$ 2,478	1.64%
Borrowings	307,239	2,130	2.81%	286,558	2,418	3.42%
Total Interest Bearing Liabilities	967,816	4,344	1.82%	898,003	4,896	2.21%
Rate Spread			2.99%			3.07%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	57,237			51,124
Other liabilities	5,087			5,317
Total Liabilities	1,030,140			954,444
Shareholders' equity	104,451			110,125
Total Liabilities and Shareholders' Equity	$1,134,591			$1,064,569
Net interest income and net interest margin (3)		8,713	3.21%		8,474	3.34%
Less: Tax Equivalent adjustment		(379)			(416)
Net Interest Income		$ 8,334	3.07%		$ 8,058	3.18%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3)  For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

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

For the three months ended March 31, 2011, the tax equivalent net interest margin amounted to 3.21%, compared with 3.34% in the first quarter of 2010, representing a decline of 13 basis points. The decline in the net interest margin from the first quarter of 2010 was largely attributed to weighted average earning asset yields, which declined 47 basis points, whereas the weighted average cost of interest bearing liabilities declined only 39 basis points.

A variety of factors contributed to the weighted average earning asset yield decline since the first quarter of 2010, including the replacement of accelerated cash flows from the Bank’s mortgage-backed securities portfolio during a period of historically low interest rates. The decline in the weighted average earning asset yield was also attributed to the ongoing origination and competitive re-pricing of certain commercial loans during a period of historically low interest rates. Likewise, the replacement of cash flows from the Bank’s residential mortgage loan portfolio, also contributed to the earning asset yield decline.

The first quarter net interest margin decline compared with the first quarter of 2010 was also impacted by a continuing shift from short-term funding to higher cost, long-term funding on the Bank’s balance sheet. Considering the current near zero percent short-term funding rates and the shape of the U.S. Treasury yield curve, the Bank’s interest rate risk management strategy has been focused on protecting net interest income over a long-term horizon, particularly in a rising interest rate environment. While this strategy pressures earnings in the near-term, Company management believes the long term-risks associated with funding the balance sheet short outweigh the short-term rewards. At March 31, 2011, Company management believes the Bank’s balance sheet has been positioned such that future levels of net interest income are largely insulated from rising interest rates.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2011	2010				2009
Quarter:	1	4	3	2	1	4	3	2
Interest Earning Assets:
Loans (1,3)	4.93%	5.00%	5.14%	5.20%	5.22%	5.16%	5.27%	5.35%
Securities (2,3)	4.79%	4.73%	5.04%	4.93%	5.64%	5.70%	5.90%	6.14%
Federal Home Loan Bank stock	0.30%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.27%	0.00%	0.00%	0.00%	1.33%	0.00%
Total Earning Assets	4.81%	4.83%	5.01%	5.03%	5.28%	5.26%	5.40%	5.55%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	1.36%	1.50%	1.56%	1.57%	1.64%	1.73%	1.79%	1.84%
Borrowings	2.81%	3.22%	3.39%	3.24%	3.42%	3.34%	3.19%	2.90%
Total Interest Bearing Liabilities	1.82%	2.03%	2.13%	2.10%	2.21%	2.27%	2.29%	2.24%

Rate Spread	2.99%	2.80%	2.88%	2.93%	3.07%	2.99%	3.11%	3.31%

Net Interest Margin (3)	3.21%	3.06%	3.15%	3.17%	3.34%	3.27%	3.38%	3.54%

Net Interest Margin without Tax Equivalent Adjustments	3.07%	2.92%	3.00%	3.01%	3.18%	3.10%	3.23%	3.39%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3) For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

The weighted average cost of interest bearing liabilities amounted to 1.82% in the first quarter of 2011, compared with 2.21% in the first quarter of 2010, representing a decline of 39 basis points and largely reflecting the gathering and or re-pricing of certain deposits and borrowings in a historically low interest rate environment. The weighted average yield on average earning assets amounted to 4.81% in the first quarter of 2011, compared with 5.28% in the first quarter of 2010, representing a decline of 47 basis points and attributed to reasons discussed immediately above. In summary, since the first quarter of 2010 the decline in the Bank’s weighted average yield on its earning asset portfolios exceeded the decline in the weighted average cost of interest bearing liabilities by 8 basis points.

Should interest rates continue at current levels, Company management anticipates the net interest margin will remain relatively stable in 2011, as assets and liabilities are generally expected to re-price or be replaced proportionally into the current low interest rate environment.

The Bank’s interest rate sensitivity position is more fully described below in Part I, Item 3 of this report on Form 10-Q, Quantitative and Qualitative Disclosures About Market Risk.

Interest and Dividend Income: For the three months ended March 31, 2011, total interest and dividend income on a tax-equivalent basis amounted to $13,057, compared with $13,370 in the first quarter of 2010, representing a decline of $313, or 2.3%. The decline in interest and dividend income was principally attributed to a 47 basis point decline in the weighted average earning asset yield, largely offset by average earning asset growth of $72,429, or 7.0%.

For the quarter ended March 31, 2011, interest income from the securities portfolio amounted to $4,529, representing a decline of $227, or 4.8%, compared with the first quarter of 2010. The decline in interest income from securities was principally attributed to an 85 basis point decline in the weighted average yield, largely offset by average securities portfolio growth of $41,094, or 12.0%. The decline in securities income from the first quarter of 2010 was largely attributed to the ongoing replacement of accelerated portfolio cash flows in a historically low interest rate environment, combined with incremental securities purchases at low prevailing market yields. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity and defaults, as well as the previously reported cash flow impact of the Fannie Mae and Freddie Mac securitized loan buyouts. These cumulative buyouts of seriously delinquent loans were completed during the second quarter of 2010.

For the quarter ended March 31, 2011, interest income from the loan portfolio amounted to $8,516, representing a decline of $98, or 1.1%, compared with the first quarter of 2010. While the average loan portfolio increased $31,385 or 4.7%, the impact of this increase was more than offset by a 29 basis point decline in the weighted average yield on the loan portfolio.

As depicted on the rate/volume analysis table below, comparing the three months ended March 31, 2011 with the same quarter in 2010, the impact of the lower weighted average earning asset yield contributed $1,246 to the decline in total tax-equivalent interest income, largely offset by a $933 increase attributed to the increased volume of total average earning assets.

Interest Expense: For the three months ended March 31, 2011, total interest expense amounted to $4,344, compared with $4,896 in the first quarter of 2010, representing a decline of $552, or 11.3%. The decline in interest expense was principally attributed to a 39 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was partially offset by a $69,813 or 7.8% increase in total average interest bearing liabilities, compared with the first quarter of 2010. The decline in the average cost of interest bearing liabilities was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment.

For the three months ended March 31, 2011, the total weighted average cost of interest bearing liabilities amounted to 1.82%, compared with 2.21% for the same quarter in 2010, representing a decline of 39 basis points. The weighted average cost of interest bearing deposits declined 28 basis points to 1.36%, compared with the first quarter of 2010, while the weighted average cost of borrowed funds declined 61 basis points to 2.81%.

As depicted on the rate/volume analysis table below, comparing the three months ended March 31, 2011 with the same quarter in 2010, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $926 to the decline in interest expense, while the impact of the increased volume of average interest bearing liabilities contributed $374.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED MARCH 31, 2011 VERSUS MARCH 31, 2010
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 405	$ (503)	$ (98)
Securities (2,3)	528	(755)	(227)
Investment in Federal Home Loan Bank stock	---	12	12

TOTAL EARNING ASSETS	$ 933	$(1,246)	$(313)

Interest bearing deposits	199	(463)	(264)
Borrowings	175	(463)	(288)
TOTAL INTEREST BEARING LIABILITIES	$ 374	$ (926)	$(552)

NET CHANGE IN NET INTEREST INCOME	$ 559	$ (320)	$ 239

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

Provision for Loan Losses

The provision for loan losses (the "provision") reflects the amount necessary to maintain the allowance for loan losses at a level that, in management’s judgment, is appropriate for the amount of inherent risk of probable loss in the Bank’s current loan portfolio.

The credit quality of the Bank’s loan portfolio remained relatively stable during the first quarter. First quarter loan loss experience was very low, with recoveries on previously charged off loans actually exceeding loans charged off by $93. And, while still at elevated levels, the Bank’s non-performing loans were down slightly from December 31, 2010.

For the three months ended March 31, 2011, the provision for loan losses amounted to $500, unchanged compared with the first quarter of 2010. The first quarter 2011 provision continued to be higher than historical experience, largely reflecting significant first quarter loan growth and continued elevated levels of non-performing and potential problem loans, and an increase in delinquent loans as of quarter-end.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations.

For the three months ended March 31, 2011, total non-interest income amounted to $1,732, compared with $1,910 for the same quarter in 2010, representing a decline of $178 or 9.3%.

The more significant factors contributing to the changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Other Financial Services: Income from trust and other financial services is principally derived from fee income based on a percentage of the market value of client assets under management and held in custody and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the three months ended March 31, 2011, income from trust and other financial services amounted to $779, compared with $640 for the same quarter in 2010, representing an increase of $139, or 21.7%. The increase in fee income from trust and financial services was largely attributed to increases in the market values of assets under management, new client relationships, as well as increased brokerage activity.

Reflecting additional new business and further recovery in the equity markets, quarter-end assets under management stood at $321,334, representing an increase of $44,741 or 16.2% compared with March 31, 2010.

Service Charges on Deposits: This income is principally derived from deposit account overdraft fees and, to a lesser extent, monthly deposit account maintenance and activity fees, and a variety of other deposit account related service charges.

For the three months ended March 31, 2011, income from service charges on deposit accounts amounted to $289, compared with $314 for the same quarter in 2010, representing a decline of $25 or 8.0%. The decline in service charges on deposit accounts was principally attributed to a decline in deposit account overdraft fees, reflecting reduced overdraft activity and the impact of new regulations.

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

For the three months ended March 31, 2011, income from mortgage banking activities amounted to $21, compared with $25 in the first quarter of 2010. During the first quarter of 2011 and 2010 substantially all residential mortgage loan originations were held in the Bank’s loan portfolio. Management’s decision to hold residential mortgage loan originations in the loan portfolio in part reflects a relative scarcity of alternative earning assets of comparable quality and yield, and the fact that these loans could be funded with long-term interest bearing liabilities at historically low interest rates.

Credit and Debit Card Service Charges and Fees: This income is principally derived from the Bank’s Visa debit card product, merchant credit card processing fees and fees associated with Visa credit cards.

For the three months ended March 31, 2011, credit and debit card service charges and fees amounted to $288, compared with $252 in the first quarter of 2010, representing an increase of $36, or 14.3%.

The increases in credit and debit card service charges and fees were principally attributed to continued growth of the Bank’s demand deposits and NOW accounts, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

In July 2010, Congress enacted regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which the President signed into law on July 21, 2010. Pursuant to the Dodd-Frank Act, the FRB has issued a proposed rule governing the interchange fees charged on debit cards. The proposed rule would cap the fee a bank could charge on a debit card transaction and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. Although the proposed rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule. If adopted, the proposed rule would likely result in a decrease in the fee income the Bank earns from debit cards.

Net Securities Gains: For the three months ended March 31, 2011, total net securities gains amounted to $785, compared with $852 in the first quarter of 2010, representing a decline of $67, or 7.9%. The total securities gains recorded in the first quarter of 2011 and 2010 were comprised entirely of realized gains on the sale of securities.

Net Other-than-temporary Impairment Losses Recognized in Earnings: During the first quarter of 2011 the Company determined that certain available-for-sale securities were other-than-temporarily impaired ("OTTI") because the Company could no longer conclude that it was probable it would recover all of its amortized cost and interest on these securities.

For the three months ended March 31, 2011, net OTTI losses recognized in earnings amounted to $565, compared with $298 in the first quarter of 2010, representing an increase of $267, or 89.6%. The $565 charge resulted from an increase in projected losses on the collateral underlying certain private-label mortgage-backed securities. The OTTI losses recorded in the first quarter of 2011 related to seven, available for sale, private-label MBS, all of which the Company had previously determined to be other-than-temporarily impaired. In all cases the OTTI losses represented management’s best estimate of additional credit losses on the mortgage loan collateral underlying these securities. The $565 in estimated credit losses, net of taxes, were previously recorded in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

The increase in credit losses attributable to OTTI, compared with the first quarter of 2010, principally reflected an increase in the loss severity assumptions resulting from declining real estate values and extended foreclosure timelines that affect the expected performance of the mortgage loans underlying the Bank’s private-label mortgage-backed securities.

Further information regarding impaired securities, other-than-temporarily impaired securities, and evaluation of securities for impairment is incorporated by reference to Notes 2 and 4 of the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Non-interest Expense

For the three months ended March 31, 2011, total non-interest expense amounted to $5,535, compared with $5,205 in the first quarter of 2010, representing an increase of $330, or 6.3%.

The more significant factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefit Expenses: For the three months ended March 31, 2011, total salaries and employee benefits expense amounted to $3,108, compared with $2,943 for the same quarter in 2010, representing an increase of $165, or 5.6%. The increase in salaries and employee benefits expense was principally attributed to normal increases in base salaries, as well as changes in staffing levels and mix.

Occupancy Expenses: For the three months ended March 31, 2011, total occupancy expenses amounted to $431, compared with $372 for the same quarter in 2010, representing an increase of $59, or 15.9%. The increase in occupancy expense was largely attributed to higher utilities and grounds keeping costs in the first quarter compared with the first quarter of 2010.

Furniture and Equipment Expenses: For the three months ended March 31, 2011, furniture and equipment expenses amounted to $418, compared with $352 in the first quarter of 2010, representing an increase of $66, or 18.8%. The increase in furniture and equipment expenses was principally attributed to higher levels of depreciation expense and maintenance contract expenses, which were related to a variety of technology upgrades and new technology systems and applications.

FDIC Insurance Assessments: For the three months ended March 31, 2011, FDIC insurance assessments amounted to $264, unchanged compared with the first quarter of 2010.

Pursuant to the Dodd-Frank Act which was enacted in July 2010, the FDIC has amended the deposit insurance assessment by changing the calculation of deposit assessments. Under the new calculation, deposit premiums will be based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank will compute the base amount on its average consolidated assets less its average tangible equity (which the FDIC proposes to be defined as the amount of Tier 1 capital) and its applicable assessment rate. The new assessment formula will become effective on April 1, 2011, and will be used to calculate the June 30, 2011 assessment. Future expenses will be based on asset levels, Tier 1 capital levels, assessment rates, CAMELS ratings, and whether there are any future special assessments by the FDIC. The Bank is unable to predict the effect of the changes to the calculation of its deposit insurance assessment, but expects that its aggregate FDIC-deposit insurance premium payable June 30, 2011 will be lower than its March 31, 2011, payment.

Income Taxes

For the three months ended March 31, 2011, total income taxes amounted to $1,162, compared with $1,212 in the first quarter of 2010, representing a decline of $50, or 4.1%.

The Company's effective tax rate for the three months ended March 31, 2011 amounted to 28.8%, compared with 28.4% for the first quarter of 2010. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at March 31, 2011 represented 62.6% and 32.7% of total assets, compared with 62.7% and 32.0% at December 31, 2010, respectively.

At March 31, 2011, the Company’s total assets amounted to $1,162,484, compared with $1,117,933 at December 31, 2010, representing an increase of $44,551, or 4.0%.

Securities

The securities portfolio is comprised of Mortgage-backed securities ("MBS") issued by U.S. government agencies, U.S. government sponsored enterprises, and other non-agency, private label issuers. The portfolio also includes tax-exempt obligations of state and political subdivisions, and debt obligations of other U.S. government sponsored enterprises. At March 31, 2011, the securities portfolio did not contain any pools of sub-prime MBS, collateralized debt obligations or commercial MBS. Additionally, the Bank did not own any equity securities or have any corporate debt exposure in its securities portfolio, nor did it own any perpetual preferred stock in FHLMC or FNMA, or any interests in pooled trust preferred securities or auction rate securities.

Bank management considers securities as a relatively attractive means to effectively leverage the Bank’s strong capital position, as securities are typically assigned a significantly lower risk weighting compared with the Bank’s other earning assets for the purpose of calculating the Bank’s and the Company’s risk-based capital ratios. The overall objectives of the Bank’s strategy for the securities portfolio include maintaining appropriate liquidity reserves, diversifying earning assets, managing interest rate risk, leveraging the Bank’s strong capital position, and generating acceptable levels of net interest income.

The securities portfolio represented 34.8% of the Company’s average earning assets during the three months ended March 31, 2011 and generated 34.7% of total tax equivalent interest and dividend income, compared with 33.3% and 35.6% for the same quarter in 2010, respectively.

Securities available for sale represented 100% of total securities at March 31, 2011, and December 31, 2010. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At March 31, 2011, total net unrealized securities losses amounted to $803, compared with net unrealized gains of $515 at December 31, 2010.

Total Securities: At March 31, 2011, total securities amounted to $379,585, compared with $357,882 at December 31, 2010, representing an increase of $21,703, or 6.1%. Securities purchased during the first quarter of 2011 consisted of mortgage-backed securities issued and guaranteed by U.S. Government agencies and sponsored-enterprises.

The following tables summarize the securities available for sale portfolio as of March 31, 2011 and December 31, 2010:

March 31, 2011		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 28	$ ---	$ 1,028
Mortgage-backed securities:
US Government-sponsored enterprises	237,461	6,280	989	242,752
US Government agency	61,575	1,300	329	62,546
Private label	19,644	568	2,449	17,763
Obligations of states and political subdivisions thereof	60,708	650	5,862	55,496
Total	$380,388	$8,826	$9,629	$379,585

December 31, 2010		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 34	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	217,319	7,812	578	224,553
US Government agency	56,083	1,216	356	56,943
Private label	22,720	311	2,201	20,830
Obligations of states and political subdivisions thereof	60,245	327	6,050	54,522
Total	$357,367	$9,700	$9,185	$357,882

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at March 31, 2011, amounted to an excess of $9,629, or 2.5% of the amortized cost of the total securities portfolio. At December 31, 2010 this amount represented an excess of $9,185, or 2.6% of the total securities portfolio. As of March 31, 2011, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $6,466, compared with $6,618 at December 31, 2010.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLB").  The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England states. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  The Bank uses the FHLB for most of its wholesale funding needs.

At March 31, 2011, the Bank’s investment in FHLB stock totaled $16,068, unchanged compared with December 31, 2010.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. This moratorium continued throughout 2010 and the first quarter of 2011. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.

In the first quarter of 2009, the FHLB advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for all of 2009 were suspended and that continued to be the case throughout 2010. Following five consecutive quarters of profitability, the FHLB’s board of directors declared first and second quarter 2011 cash dividends equal to an annual yield of 0.30% and 0.31%, respectively, based on the average stock outstanding. The FHLB’s board of directors anticipates it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label MBS or mortgage loan portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of March 31, 2011, and, in the most recent information available, was classified "adequately capitalized" by its regulator, the Federal Housing Finance Agency. The FHLB also reported a total regulatory capital-to-asset ratio of 7.2% at March 31, 2011, exceeding the regulatory minimum requirement of 4.0%, and its permanent capital was $4.0 billion, exceeding its $1.2 billion minimum regulatory risk-based capital requirement.

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy, liquidity position and return to profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of March 31, 2011. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At March 31, 2011, total loans stood at $727,658, compared with $700,670 at December 31, 2010, representing an increase of $26,988, or 3.9%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	March 31, 2011	December 31, 2010

Commercial real estate mortgages	$257,981	$260,357
Commercial and industrial	86,883	80,765
Commercial construction and land development	31,702	32,114
Agricultural and other loans to farmers	24,243	24,359
Total commercial loans	400,809	397,595

Residential real estate mortgages	230,501	231,434
Home equity loans	54,216	54,289
Consumer loans	28,408	4,417
Total consumer loans	313,125	290,140

Tax exempt loans	12,956	12,126

Deferred origination costs(fees), net	768	809
Total loans	727,658	700,670
Allowance for loan losses	(9,093)	(8,500)
Total loans net of allowance for loan losses	$718,565	$692,170

Commercial Loans: At March 31, 2011, total commercial loans amounted to $400,809, compared with $397,595 at December 31, 2010, representing an increase of $3,214, or 0.8%. Commercial loan growth has been challenged by a troubled economy, declining loan demand, and strong competition for quality loans. Bank management attributes the continued growth in commercial loans to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a local economy that has fared better than the nation as a whole.

At March 31, 2011, commercial loans represented 55.1% of the Bank’s total loan portfolio, compared with 56.7% at December 31, 2010.

Consumer Loans: At March 31, 2011, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $313,125, compared with $290,140 at December 31, 2010, representing an increase of $22,985, or 7.9%.

The first quarter increase in consumer loans was attributed to the end-of-quarter purchase of a Maine-based, seasoned portfolio of prime consumer loans amounting to $23,522. The underlying collateral supporting these consumer loans consists of recreational vehicles and vessels (i.e. pleasure boats), and none of the loans purchased had any history of delinquency. Based on the weighted average note rate of this portfolio, the purchase premium paid, and the approximate weighted average life of 3.5 years, the Bank anticipates this portfolio will generate an earning asset yield of approximately 6.60%.

At March 31, 2011, the Bank’s residential mortgage loan portfolio totaled $230,501, compared with $231,434 at December 31, 2010, representing a decline of $933, or 0.4%. Residential mortgage loan origination activity continued at a slow pace during the first quarter of 2011, largely reflecting current economic conditions and uncertainties with respect to further real estate declines in the communities served by the Bank. During the first quarter of 2011, loans originated and closed by the Bank were essentially offset by cash flows and principal pay-downs from the existing residential real estate loan portfolio.

Tax Exempt Loans: At March 31, 2011, tax exempt loans, amounted to $12,956, compared with $12,126 at December 31, 2010, representing an increase of $830, or 6.8%.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. During the first quarter of 2011, there were no troubled debt restructurings in the loan portfolio. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	March 31,	December 31,
	2011	2010

Commercial real estate mortgages	$ 3,433	$3,572
Commercial construction and land development	5,893	5,899
Commercial and industrial loans	959	778
Agricultural and other loans to farmers	235	254
Total commercial loans	10,520	10,503

Residential real estate mortgages	2,933	3,022
Home equity loans	134	146
Consumer loans	19	---
Total consumer loans	3,086	3,168

Total non-accrual loans	13,606	13,671
Accruing loans contractually past due 90 days or more	---	6
Total non-performing loans	$13,606	$13,677

Allowance for loan losses to non-performing loans	67%	62%
Non-performing loans to total loans	1.87%	1.95%
Allowance to total loans	1.25%	1.21%

At March 31, 2011, total non-performing loans amounted to $13,606, compared with $13,677 at December 31, 2010, representing a decline of $71, or 0.5%.

One commercial real estate loan to a local, non-profit housing authority in support of an affordable housing project accounted for $5,235, or 38.5% of total non-performing loans at March 31, 2011. This loan is principally secured by the housing units from the project and there are no guarantees associated with this loan. The project is fully constructed and there is no further construction risk. The primary source of repayment is the sale of the housing units, as well as the sale of certain affordability covenants associated with the project. Sales of both the housing units and the affordability covenants have continued over the past fifteen months and are expected to continue in the future. This loan is impaired and was put on non-accrual status in 2010. Based on an analysis of the present value of expected future cash flows, the Bank has in place a specific loss allocation of $850 for this loan as of March 31, 2011.

Non-performing commercial real estate mortgages amounted to $3,433 at March 31, 2011, representing a decrease of $139, or 3.9%, compared with December 31, 2010. At March 31, 2011, non-performing commercial real estate mortgages were represented by eleven business relationships, with outstanding balances ranging from $51 to $879.

Non-performing residential real estate mortgages totaled $2,933 at March 31, 2011, compared with $3,022 at December 31, 2010, representing a decline of $89, or 2.9%. At March 31, 2011, non-performing residential real estate loans were represented by 35, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $6 to $448.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at March 31, 2011, Bank management is cognizant of the weakened real estate market, elevated unemployment rates and depressed economic conditions overall. Bank management recognizes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $6,019 and $3,749 at March 31, 2011 and December 31, 2010, or 0.82% and 0.54% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At March 31, 2011, the Bank identified twenty-one commercial relationships totaling $5,517 as potential problem loans, or 0.76% of total loans. At December 31, 2010, the Bank identified eighteen commercial relationships totaling $4,886 as potential problem loans, or 0.70% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Allowance for Loan Losses: At March 31, 2011, the allowance for loan losses (the "allowance") stood at $9,093, compared with $8,500 at December 31, 2010, representing an increase of $593, or 7.0%. At March 31, 2011, the allowance expressed as a percentage of total loans stood at 1.25%, up from 1.21% at December 31, 2010. The increase in the allowance was largely attributed to significant loan growth during the first quarter, including the purchase of a $23,522 consumer loan portfolio. The increase in the allowance was also attributed to continued elevated levels of non-performing and potential problem loans, and an increase in delinquent loans at quarter-end.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as expedient, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $3,815 as of March 31, 2011, compared with $3,294 as of December 31, 2010. The related allowances for loan losses on these loans amounted to $513 as of March 31, 2011, compared with $513 as of December 31, 2010.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the three-month periods ended March 31, 2011 and 2010.

ALLOWANCE FOR LOAN LOSSES
THREE MONTHS ENDED
MARCH 31, 2011 AND 2010

	2011	2010

Balance at beginning of period	$ 8,500	$ 7,814
Charge offs:
Commercial real estate mortgages	---	5
Commercial and industrial	5	27
Commercial construction and land development	---	167
Agricultural and other loans to farmers	---	---
Residential real estate mortgages	18	---
Consumer loans	7	17
Residential construction and land development	---	---
Home equity loans	---	60
Tax exempt loans	---	---
Total charge-offs	30	276

Recoveries:
Commercial real estate mortgages	1	---
Commercial and industrial loans	76	---
Commercial construction and land development	---	---
Agricultural and other loans to farmers	34	---
Residential real estate mortgages	---	78
Consumer loans	12	10
Residential construction and land development	---	---
Home equity loans	---	40
Tax exempt loans	---	---
Total recoveries	123	128
	---
Net (recoveries) charge-offs	(93)	148
Provision charged to operations	500	500

Balance at end of period	$ 9,093	$ 8,166

Average loans outstanding during period	$700,987	$669,602

Annualized net (recoveries) charge-offs to average loans outstanding	(0.05%)	0.09%

The Bank’s loan loss experience was very low during three months ended March 31, 2011, with recoveries on previously charged off loans exceeding total loans charged off by $93, or 0.05% of average loans outstanding. Total loans charged off during the quarter amounted to $30. In the first quarter of 2010, total net charge-offs amounted to $148, or 0.09% of average loans outstanding.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the first quarter of 2011.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at March 31, 2011, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

Further information regarding loans and the allowance for loan losses, is incorporated by reference to above Notes 5, Loans and Allowance for Loan Losses, of the interim consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

At March 31, 2011, the Bank’s OREO totaled $840 compared with $656 at December 31, 2010. Three residential and two commercial proprieties comprised the March 31, 2011 balance of OREO.

Deposits

During the three months ended March 31, 2011, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At March 31, 2011, total deposits stood at $704,543, compared with $708,328 at December 31, 2010, representing a decline of $3,785, or 0.5%.

Principally reflecting the seasonality of the Bank’s deposit base, demand deposits and NOW accounts declined $5,755 and $7,889, or 9.5% in each category, compared with December 31, 2010, respectively. The foregoing declines were largely offset by increases in savings and money market accounts and time deposits, which were up $2,457 and $7,402, or 1.2% and 2.1%, respectively.

A portion of the bank’s time deposits include certificates of deposit obtained from the national market. This source of funds is generally utilized to help support the Bank’s earning asset growth, while maintaining its strong on-balance-sheet liquidity position via secured borrowing lines of credit with the FHLB of Boston and the Federal Reserve Bank of Boston.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering time deposits, the Bank generally prices these deposits on a relationship basis. At March 31, 2011, the weighted average cost of time deposits was 2.03% compared with 2.07% at December 31, 2010. Given the current, historically low interest rate environment and continuing time deposit maturities, Company management anticipates that the weighted average cost of time deposits will continue to show declines for the balance of 2011.

Borrowed Funds

Borrowed funds principally consist of advances from the FHLB of Boston (the "FHLB") and, to a lesser extent, securities sold under agreements to repurchase, Fed fund purchased and borrowings from the Federal Reserve Bank of Boston. Advances from the FHLB are secured by stock in the FHLB, investment securities, blanket liens on qualifying mortgage loans and home equity loans, and certain commercial real estate loans. Borrowings from the Federal Reserve Bank of Boston are principally secured by municipal securities and liens on certain commercial real-estate loans.

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

At March 31, 2011, total borrowings amounted to $347,500, compared with $300,014 at December 31, 2010, representing an increase of $47,486, or 15.8%, compared with December 31, 2010. The increase in total borrowings was principally used to fund significant first quarter earning asset growth and, to a lesser extent, fund seasonal deposit outflows.

At March 31, 2011, total borrowings expressed as a percent of total assets amounted to 29.9%, compared with 26.8% December 31, 2010.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at March 31, 2011, the Company maintained its strong capital position and continued to be a ""well-capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of March 31, 2011, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At March 31, 2011 the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 15.25%, 13.39% and 9.03%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at March 31, 2011 and December 31, 2010, under the rules applicable at that date.
	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of March 31, 2011
Total Capital
(To Risk-Weighted Assets)
Consolidated	$116,353	15.25%	$61,043	8.0%	N/A
Bank	$116,495	15.28%	$60,977	8.0%	$76,221	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$102,185	13.39%	$30,522	4.0%	N/A
Bank	$102,327	13.43%	$30,488	4.0%	$45,732	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$102,185	9.03%	$45,250	4.0%	N/A
Bank	$102,327	9.05%	$45,216	4.0%	$56,520	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2010
Total Capital
(To Risk-Weighted Assets)
Consolidated	$113,741	15.41%	$59,065	8.0%	N/A
Bank	$114,735	15.56%	$58,999	8.0%	$73,748	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$100,166	13.57%	$29,532	4.0%	N/A
Bank	$101,160	13.72%	$29,499	4.0%	$44,249	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$100,166	9.01%	$44,493	4.0%	N/A
Bank	$101,160	9.10%	$44,459	4.0%	$55,574	5.0%

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

The Company paid regular cash dividends of $0.27 per share of common stock in the first quarter of 2011, representing an increase of $0.01 or 3.8% compared with the dividend paid for the same quarter in 2010. The Company’s Board of Directors recently declared a second quarter 2011 regular cash dividend of $0.27 per share of common stock, representing an increase of $0.01 or 3.8% compared with the second quarter of 2010. The dividend will be paid June 15, 2011 to shareholders of record as of the close of business on May 18, 2011.

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

As of March 31, 2011, the Company had repurchased 76,782 shares of stock under this plan, at a total cost of $2,108 and an average price of $27.45 per share, though there were no shares repurchased under the plan during the quarter ending March 31, 2011. The Company recorded the repurchased shares as treasury stock.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets. At March 31, 2011, liquidity, as measured by the basic surplus/deficit model, was 5.0% over the 30-day horizon and 3.9% over the 90-day horizon.

At March 31, 2011, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $100 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower In Custody ("BIC") program at the Federal Reserve Bank of Boston. At March 31, 2011 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $167,436, or 14.4% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its on-balance sheet liquidity position.

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

Accounting Standards Update ("ASU") No. 2010-20, "Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011. ASU 2011-01, "Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, "Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring," which is further discussed below.

ASU No. 2010-28, "Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have an impact on the Company’s financial statements.

ASU No. 2011-02, "Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected have a significant impact on the Company’s financial statements.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2011, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% - 0.25% and the two-year U.S. Treasury note of 0.82% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
MARCH 31, 2011

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income change ($)	$(309)	$(738)
Net interest income change (%)	(0.82%)	(1.95%)
Year 2
Net interest income change ($)	$(573)	$289
Net interest income change (%)	(1.51%)	0.76%

As more fully discussed below, the March 31, 2010 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one and two-year horizons.

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

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will decline moderately over the one-year horizon and then trend steadily upward over the two-year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price disproportionately with earning asset yields. As funding costs begin to stabilize late in the first year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and increases in net interest income over the two year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year horizon should short-term and long-term interest rates rise in parallel. Over the two-year horizon and beyond, management believes low to moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

Management believes the most significant ongoing factor affecting market risk exposure and the impact on net interest income continues to be the very slow recovery from the severe nationwide recession and the U.S. Government’s extraordinary responses, including a variety of government stimulus programs and quantitative easing strategies. Interest rates plummeted during 2008 and have remained historically low ever since, as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios. The spread between the two-year and the ten-year Treasury notes ended the quarter at a still historically high level of 265 basis points.

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

Item 1A: Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

            (a)  None

            (b)   None

            (c) During the quarter ended March 31, 2011, there were no purchases made by or on behalf of the Company or any "affiliated purchaser," of shares of the Company’s common stock pursuant to the Company’s previously announced program to repurchase up to 300,000 shares of Company common stock.
Item 3: Defaults Upon Senior Securities	None

Item 4: (Removed and Reserved)

Item 5: Other Information

            (a)  None

            (b)   None

Item 6: Exhibits

            (a)  Exhibits.

EXHIBIT NUMBER

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009.

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008.
4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009.

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009.

11.1	Statement re computation of per share earnings	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Chief Financial Officer under| 18 U.S.C. Section 1350	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: May 10, 2011	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: May 10, 2011	Gerald Shencavitz
Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date

3.2	Bylaws, as amended to date

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock

4.3	Debt Securities Purchase Agreement

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust

11.1	Statement re computation of per share earnings

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350