Form 10-Q
period 2011-07-31
BAR HARBOR BANKSHARES
filed 2011-08-08
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__  NO ____

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ____ NO____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ____   Accelerated filer __X__ Non-accelerated filer (do not check if a smaller reporting company) ____ Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ____   NO: __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 1, 2011
$2.00 Par Value	3,862,273

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at June 30, 2011, and December 31, 2010	3

	Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010	4

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2011 and 2010	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	6

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010	7

	Notes to Consolidated Interim Financial Statements	8-31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59-62

Item 4.	Controls and Procedures	62

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62-63

Item 3.	Defaults Upon Senior Securities	63

Item 4.	(Removed and Reserved)	63

Item 5.	Other Information	63

Item 6.	Exhibits	63-64

Signatures		64

Exhibit Index		65

Exhibits

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Dollars in thousands, except per share data)
(unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 8,722	$ 12,815
Securities available for sale, at fair value	366,579	357,882
Federal Home Loan Bank stock	16,068	16,068
Loans	731,292	700,670
Allowance for loan losses	(9,535)	(8,500)
Loans, net of allowance for loan losses	721,757	692,170
Premises and equipment, net	14,089	13,505
Goodwill	3,158	3,158
Bank owned life insurance	7,236	7,112
Other assets	15,601	15,223
TOTAL ASSETS	$1,153,210	$1,117,933

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 56,242	$ 60,350
NOW accounts	74,635	82,656
Savings and money market deposits	198,955	211,748
Time deposits	399,283	353,574
Total deposits	729,115	708,328
Short-term borrowings	152,126	119,880
Long-term advances fro.m Federal Home Loan Bank	150,470	175,134
Junior subordinated debentures	5,000	5,000
Other liabilities	5,569	5,983
TOTAL LIABILITIES	1,042,280	1,014,325

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,525,635 shares at June 30, 2011 and December 31, 2010	9,051	9,051
Surplus	26,360	26,165
Retained earnings	83,379	80,379
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($28) and ($29), at June 30, 2011 and December 31, 2010, respectively	(55)	(56)
Net unrealized appreciation on securities available for sale net of tax of $1,750 and $445, at June 30, 2011 and December 31, 2010, respectively	3,396	865
Portion of OTTI attributable to non-credit losses, net of tax of $78 And $270 at June 30, 2011 and December 31, 2010 respectively	(151)	(525)
Total accumulated other comprehensive (loss) income	3,190	284
Less: cost of 662,142 and 702,690 shares of treasury stock at June 30, 2011
and December 31, 2010, respectively	(11,050)	(12,271)

TOTAL SHAREHOLDERS' EQUITY	110,930	103,608

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,153,210	$1,117,933

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$8,823	$ 8,805	$17,304	$17,377
Interest on securities	4,081	3,800	8,266	8,182
Dividend on FHLB stock	12	---	24	---
Total interest and dividend income	12,916	12,605	25,594	25,559

Interest expense:
Deposits	2,190	2,473	4,404	4,951
Short-term borrowings	167	66	245	137
Long-term debt	1,935	2,271	3,987	4,618
Total interest expense	4,292	4,810	8,636	9,706

Net interest income	8,624	7,795	16,958	15,853
Provision for loan losses	600	550	1,100	1,050
Net interest income after provision for loan losses	8,024	7,245	15,858	14,803

Non-interest income:
Trust and other financial services	736	696	1,515	1,336
Service charges on deposit accounts	336	372	625	686
Mortgage banking activities	17	44	38	69
Credit and debit card service charges and fees	291	274	579	526
Net securities gains	535	505	1,320	1,357
Total other-than-temporary impairment ("OTTI") losses	(589)	(242)	(1,154)	(540)
Other operating income	159	146	294	271
Total non-interest income	1,485	1,795	3,217	3,705

Non-interest expense:
Salaries and employee benefits	2,959	2,919	6,067	5,862
Occupancy expense	372	337	803	709
Furniture and equipment expense	427	419	845	771
Credit and debit card expenses	73	70	145	147
FDIC insurance assessments	364	266	628	530
Other operating expense	1,567	1,381	2,809	2,578
Total non-interest expense	5,762	5,392	11,297	10,597

Income before income taxes	3,747	3,648	7,778	7,911
Income taxes	974	936	2,136	2,148

Net income	2,773	2,712	5,642	5,763

Preferred stock dividends and accretion of discount	---	---	---	653
Net income available to common shareholders	$2,773	$ 2,712	$ 5,642	$ 5,110

Per Common Share Data:
Basic earnings per share	$ 0.72	$ 0.72	$ 1.47	$ 1.36
Diluted earnings per share	$ 0.72	$ 0.71	$ 1.46	$ 1.34

                (1) Included in other comprehensive loss, net of tax

                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2009	$8,887	$18,358	$24,360	$75,001	$ 573	$(13,665)	$113,514
Net income	---	---	---	5,763	---	---	5,763
Total other comprehensive income	---	---	---	---	2,853	---	2,853
Dividend declared:
Common stock ($0.52 per share)	---	---	---	(1,963)	---	---	(1,963)
Preferred stock	---	---	---	(138)	---	---	(138)
Issuance of common stock (82,021 shares)	164	---	1,777	---	---	---	1,941
Purchase of preferred stock (18,751 shares)	---	(18,873)	---	---	---	---	(18,873)
Stock options exercised (3,608 shares), including related tax effects	---	---	4	(35)	---	96	65
Recognition of stock based expense	---	---	60	---	---	---	60
Accretion of discount	---	515	---	(515)	---	---	---
Balance June 30, 2010	$9,051	$ ---	$26,201	$78,113	$ 3,426	$(13,569)	$103,222

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2010	$9,051	$26,165	$80,379	$ 284	$(12,271)	$103,608
Net income	---	---	5,642	---	---	5,642
Total other comprehensive income	---	---	---	2,906	---	2,906
Dividend declared:	---	---
Common stock ($0.54 per share)	---	---	(2,074)	---	---	(2,074)
Purchase of treasury stock (4,220 shares)	---	---	---	---	(119)	(119)
Stock options exercised (44,768 shares), including related tax effects	---	146	(568)	---	1,340	918
Recognition of stock based expense	---	49	---	---	---	49
Balance June 30, 2011	$9,051	$26,360	$83,379	$ 3,190	$(11,050)	$110,930

                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$ 5,642	$ 5,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	602	479
Provision for loan losses	1,100	1,050
Net securities gains	(1,320)	(1,357)
Other-than-temporary impairment	1,154	540
Net amortization of bond premiums and discounts	678	477
Recognition of stock based expense	49	60
Proceeds from sale of mortgages	---	846
Origination of mortgage loans held for sale	---	(829)
Net gains on sale of mortgage loans held for sale	---	(17)
Net change in other assets	(1,204)	(1,619)
Net change in other liabilities	(414)	(375)
Net cash provided by operating activities	6,287	5,018

Cash flows from investing activities:
Purchases of securities available for sale	(63,608)	(78,829)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	36,328	64,278
Proceeds from sales of securities available for sale	22,473	23,216
Net loans made to customers	(31,481)	(15,728)
Proceeds from sale of other real estate owned	---	854
Capital expenditures	(1,186)	(1,731)
Net cash used in investing activities	(37,474)	(7,940)

Cash flows from financing activities:
Net increase in deposits	20,787	27,112
Net decrease in securities sold under repurchase agreements and fed funds purchased	(17,386)	(3,516)
Paydown of Federal Reserve borrowings	---	(20,000)
Proceeds from Federal Home Loan Bank advances	44,000	31,750
Repayments of Federal Home Loan Bank advances	(19,032)	(12,509)
Proceeds from issuance of common stock	---	1,941
Purchases of preferred stock	---	(18,873)
Purchases of treasury stock	(119)	---
Proceeds from stock option exercises, including excess tax benefits	918	65
Payments of dividends	(2,074)	(2,101)
Net cash provided by financing activities	27,094	3,869

Net (decrease) increase in cash and cash equivalents	(4,093)	947
Cash and cash equivalents at beginning of period	12,815	9,832
Cash and cash equivalents at end of period	$ 8,722	$ 10,779

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 8,749	$ 9,815
Income taxes	1,944	2,690

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 794	$ ---

                The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2011	2010

Net income	$2,773	$2,712
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $1,928 and $1,076, respectively	3,738	2,088
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $201 and $172, respectively	(353)	(334)
Add other-than-temporary impairment adjustment, net of tax of $199 and $83, respectively	390	159
Net unrealized depreciation and other amounts for interest rate derivatives, net of tax of $0 and $65, respectively	---	(127)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $0 and $1, respectively	1	1
Total other comprehensive (loss) income	3,776	1,787
Total comprehensive income	$6,549	$4,499

	Six Months Ended June 30,
	2011	2010

Net income	$5,642	$5,763
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $1,554 and $1,880, respectively	3,014	3,650
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $449 and $461, respectively	(871)	(896)
Add other-than-temporary impairment adjustment, net of tax of $392 and $184, respectively	762	356
Net unrealized depreciation and other amounts for interest rate derivatives, net of tax of $0 and $134, respectively	---	(260)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $1, respectively	1	3
Total other comprehensive income	2,906	2,853
Total comprehensive income	$ 8,548	$8,616

                    The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2011
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and six months ended June 30, 2011, is not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any other interim periods.

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

Arriving at an appropriate level of allowance involves a high degree of judgment. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated regularly based on review of loans, with particular emphasis on non-performing or other loans that management believes warrant special consideration. The ongoing evaluation process includes a formal analysis, which considers among other factors: the character and size of the loan portfolio, business and economic conditions, real estate market conditions, collateral values, changes in product offerings or loan terms, changes in underwriting and/or collection policies, loan growth, previous charge-off experience, delinquency trends, non-performing loan trends, the performance of individual loans in relation to contract terms, and estimated fair values of collateral.

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

Securities that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the cause of the impairment; (b) the financial condition, credit rating and future prospects of the issuer; (c) whether the debtor is current on contractually obligated interest and principal payments; (d) the volatility of the securities’ fair value; (e) performance indicators of the underlying assets in the security including default rates, delinquency rates, percentage of non-performing assets, loan to collateral value ratios, conditional payment rates, third party guarantees, current levels of subordination, vintage, and geographic concentration and; (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of the receipt of all principal and interest due.

In addition, for securitized financial assets with contractual cash flows, such as private label mortgage-backed securities, the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with the current economic environment, similar to those the Company believes market participants would use. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate to the extent that the Company does not expect to receive the entire amount of future contractual principal and interest, an other-than-temporary impairment charge is recognized in earnings representing the estimated credit loss if management does not intend to sell the security and believes it is more-likely-than-not the Company will not be required to sell the security prior to recovery of cost or amortized cost. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of June 30, 2011 and December 31, 2010, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is to measure the amount of impairment. At June 30, 2011, there was no indication of impairment.

At June 30, 2011 and December 31, 2010, the Company did not have any identifiable intangible assets on its consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$ 2,773	$ 2,712	$ 5,642	$ 5,763

Preferred stock dividends and accretion of discount	---	---	---	653
Net income available to common shareholders	$ 2,773	$ 2,712	$ 5,642	$ 5,110

Weighted average common shares outstanding
Basic	3,852,455	3,776,213	3,841,025	3,766,244
Effect of dilutive employee stock options	20,953	51,699	25,538	52,705
Effect of dilutive warrants	---	4,685	---	4,490
Diluted	3,873,408	3,832,597	3,866,563	3,823,439

Anti-dilutive options excluded from earnings per share calculation	131,659	135,471	131,659	147,825

Per Common Share Data:
Basic earnings per share	$ 0.72	$ 0.72	$ 1.47	$ 1.36
Diluted earnings per share	$ 0.72	$ 0.71	$ 1.46	$ 1.34

Note 4: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of June 30, 2011 and December 31, 2010:

June 30, 2011 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 31	$ ---	$ 1,031
Mortgage-backed securities:
US Government-sponsored enterprises	227,829	8,008	362	235,475
US Government agency	57,605	1,280	257	58,628
Private label	17,560	690	1,629	16,621
Obligations of states and political subdivisions thereof	57,668	1,027	3,871	54,824
Total	$361,662	$11,036	$6,119	$366,579

December 31, 2010 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 34	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	217,319	7,812	578	224,553
US Government agency	56,083	1,216	356	56,943
Private label	22,720	311	2,201	20,830
Obligations of states and political subdivisions thereof	60,245	327	6,050	54,522
Total	$357,367	$ 9,700	$9,185	$357,882

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of June 30, 2011. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due after one year through five years	$ 2,903	$ 3,024
Due after five years through ten years	15,260	15,501
Due after ten years	343,499	348,054
	$361,662	$366,579

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired ("OTTI").

For the three and six months ended June 30, 2011, the Company recognized total OTTI losses of $589 and $1,154 in the statement of income (before taxes) related to twelve, available for sale, private label mortgage-backed securities, all but one of which the Company had previously determined was other-than-temporarily impaired. In all cases the OTTI losses represented management’s best estimate of future credit losses currently inherent in the collateral underlying these securities. The additional credit losses principally reflect an increase in the future loss severity estimates resulting from extended foreclosure timelines that affect the expected performance of the mortgage loans underlying these securities.

The OTTI losses recognized in earnings during the three and six months ended June 30, 2011 represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of mortgage loans underlying each security. In estimating those cash flows the Company takes a variety of factors into consideration including, but not limited to, loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, original and current loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent and historical conditional prepayment rates and future conditional prepayment rate assumptions, and other estimates of future collateral performance.

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

The following table displays the beginning balance of OTTI related to historical estimated credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in estimated credit losses recognized in pre-tax earnings for the three and six months ending June 30, 2011 and 2010.

	2011	2010

Estimated credit losses as of March 31,	$3,938	$2,773
Additions for credit losses for securities on which OTTI has been previously recognized	456	242
Additions for credit losses for securities on which OTTI has not been previously recognized	133	---
Estimated credit losses as of June 30,	$4,527	$3,015

	2011	2010

Estimated credit losses as of prior year-end	$3,373	$2,475
Additions for credit losses for securities on which OTTI has been previously recognized	1,021	540
Additions for credit losses for securities on which OTTI has not been previously recognized	133	---
Estimated credit losses as of June 30,	$4,527	$3,015

Upon initial impairment of a security, total OTTI losses represent the excess of the amortized cost over the fair value. For subsequent impairments of the same security, total OTTI losses represent additional credit losses and or declines in fair value subsequent to the previously recorded OTTI losses, if applicable. Unrealized OTTI losses recognized in accumulated other comprehensive income ("OCI") represent the non-credit component of OTTI losses on debt securities. Net impairment losses recognized in earnings represent the credit component of OTTI losses on debt securities.

As of June 30, 2011, the Company held fourteen private-label mortgage-backed securities (debt securities) with a total amortized cost (i.e. carrying value) of $5,414 where OTTI losses have been historically recognized in pre-tax earnings. For six of these securities, the Company recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $416, net of tax, as included in accumulated OCI as of June 30, 2011. For the remaining eight securities, the total OTTI losses included in accumulated OCI amounted to $567, net of tax, as of June 30, 2011. As of June 30, 2011, the total net unrealized losses included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $151, net of tax, compared with $525 at December 31, 2010.

As of June 30, 2011, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at June 30, 2011. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2011 and December 31, 2010. All securities referenced are debt securities. At June 30, 2011, and December 31, 2010, the Company did not hold any common stock or other equity securities in its securities portfolio.

June 30, 2011	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government-sponsored enterprises	$23,427	17	$ 362	$ 20	1	$ ---	$23,447	18	$ 362
US Government agency	9,823	10	252	706	8	5	10,529	18	257
Private label	1,030	6	301	10,278	30	1,328	11,308	36	1,629
Obligations of states and political subdivisions thereof	13,992	28	479	14,047	60	3,392	28,039	88	3,871
Total	$48,272	61	$1,394	$25,051	99	$4,725	$73,323	160	$6,119

December 31, 2010	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government-sponsored enterprises	$34,940	37	$ 578	$ 20	1	$ ---	$ 34,960	38	$ 578
US Government agency	27,966	25	353	270	9	3	28,236	34	356
Private label	51	1	1	13,361	38	2,200	13,412	39	2,201
Obligations of states and political subdivisions thereof	23,223	54	1,635	11,951	59	4,415	35,174	113	6,050
Total	$86,180	117	$2,567	$25,602	107	$6,618	$111,782	224	$9,185

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of June 30, 2011, the total unrealized losses on these securities amounted to $362, compared with $578 at December 31, 2010. All of these securities were credit rated "AAA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at June 30, 2011 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

  Mortgage-backed securities issued by U.S. Government agencies: As of June 30, 2011, the total unrealized losses on these securities amounted to $257, compared with $356 at December 31, 2010. All of these securities were credit rated "AAA" by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at June 30, 2011 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

  Private label mortgage-backed securities: As of June 30, 2011, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $1,629, compared with $2,201 at December 31, 2010. The Company attributes the unrealized losses at June 30, 2011 to the current illiquid market for non-agency mortgage-backed securities, a seriously depressed and still declining housing market, significantly elevated levels of home foreclosures, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label mortgage-backed securities owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future cash flows related to amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at June 30, 2011.

  Obligations of states of the U.S. and political subdivisions thereof: As of June 30, 2011, the total unrealized losses on the Bank’s municipal securities amounted to $3,871, compared with $6,050 at December 31, 2010. The Bank’s municipal securities are supported by the general taxing authority of the municipality and in the cases of school districts, are supported by state aid. At June 30, 2011, all municipal bond issuers were current on contractually obligated interest and principal payments. At June 30, 2011, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies.

The Company attributes the unrealized losses at June 30, 2011, to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, driven in part by current media attention and market concerns about the prolonged recovery from economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2011.

At June 30, 2011, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three and six months ended June 30, 2011 and 2010.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net
Three months ended June 30,
2011	$ 9,089	$ 535	$ ---	$ 589	$ (54)
2010	$10,924	$ 505	$ ---	$ 242	$ 263

Six months ended June 30,
2011	$22,473	$1,320	$ ---	$1,154	$ 166
2010	$23,216	$1,357	$ ---	$ 540	$ 817

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

When a loan is classified as non-accrual or impaired, any payments received are typically applied to reduce the principal balance of the loan. In situations where the Company reasonably believes there is no longer doubt regarding the ultimate collectability of principal on a non-accrual or impaired loan, subsequent interest payments received are recorded as interest income on the cash basis in accordance with the contractual terms. For the three and six months ended June 30, 2011 and 2010, the Company did not recognize any interest income on impaired loans using a cash-basis method of accounting during the time within those periods that the loans were impaired.

Loan origination and commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loans’ yield, using the level yield method over the estimated lives of the related loans.

The Company’s lending activities are principally conducted in downeast and midcoast Maine. The following table summarizes the composition of the loan portfolio as of June 30, 2011 and December 31, 2010:

LOAN PORTFOLIO SUMMARY

	June 30, 2011	December 31, 2010

Commercial real estate mortgages	$259,082	$260,357
Commercial and industrial	89,885	80,765
Commercial construction and land development	34,000	32,114
Agricultural and other loans to farmers	25,122	24,359
Total commercial loans	408,089	397,595

Residential real estate mortgages	229,467	231,434
Home equity loans	55,116	54,289
Consumer loans	26,245	4,417
Total consumer loans	310,828	290,140

Tax exempt loans	11,658	12,126

Deferred origination costs(fees), net	717	809
Total loans	731,292	700,670
Allowance for loan losses	(9,535)	(8,500)
Total loans net of allowance for loan losses	$721,757	$692,170

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at June 30, 2011 approximately 36.9% of the commercial real estate mortgage portfolio is represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Residential Real Estate Mortgages: The Company originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties, substantially all of which are located in the Company’s market area, and are amortized over 10 to 30 years. All residential real estate loans were originated by the Company. From time to time the Company will sell longer term low rate, residential mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC") with servicing rights retained. This practice allows the Company to better manage interest rate risk and liquidity risk. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines for all loans, including those held in its portfolio. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including inspections at standard intervals.

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

Non-performing loans: The following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at June 30, 2011 and December 31, 2010.

TOTAL NON-PERFORMING LOANS

	June 30, 2011	December 31, 2010

Commercial real estate mortgages	$ 2,519	$ 3,572
Commercial and industrial loans	1,383	778
Commercial construction and land development	5,465	5,899
Agricultural and other loans to farmers	234	254
Total commercial loans	9,601	10,503

Residential real estate mortgages	3,441	3,022
Home equity loans	451	146
Consumer loans	15	---
Total consumer loans	3,907	3,168

Total non-accrual loans	13,508	13,671
Accruing loans contractually past due 90 days or more	1	6
Total non-performing loans	$13,509	$13,677

Allowance for loan losses to non-performing loans	71%	62%
Non-performing loans to total loans	1.85%	1.95%
Allowance to total loans	1.30%	1.21%

At June 30, 2011, total other real estate owned consisted of nine properties with a total carrying value of $1,450, compared to four properties with a total carrying value of $656 at December 31, 2010.

 Past due loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at June 30, 2011 and December 31, 2010. Amounts shown exclude deferred loan origination fees and costs.

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 680	$ 177	$1,887	$ 2,744	$256,338	$259,082	$ ---
Commercial and industrial	359	78	1,142	1,579	88,306	89,885	---
Commercial construction and land development	---	5,090	375	5,465	28,535	34,000	---
Agricultural and other loans to farmers	81	80	85	246	24,876	25,122	---
Residential real estate mortgages	601	878	2,282	3,761	225,706	229,467	---
Home equity	43	89	373	505	54,611	55,116	---
Consumer loans	255	40	1	296	25,949	26,245	1
Tax exempt	---	---	---	---	11,658	11,658	---
Total	$2,019	$6,432	$6,145	$14,596	$715,979	$730,575	$ 1

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 374	$ 663	$2,833	$ 3,870	$256,487	$260,357	$ 2
Commercial and industrial	37	5	483	525	80,240	80,765	---
Commercial construction and land development	---	---	704	704	31,410	32,114	---
Agricultural and other loans to farmers	85	48	90	223	24,136	24,359	---
Residential real estate mortgages	2,117	290	2,376	4,783	226,651	231,434	4
Home equity	68	32	68	168	54,121	54,289	---
Consumer loans	34	16	---	50	4,367	4,417	---
Tax exempt	---	---	---	---	12,126	12,126	---
Total	$2,715	$1,054	$6,554	$10,323	$689,538	$699,861	$ 6

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

Details of impaired loans as of June 30, 2011 and December 31, 2010 follows:

	For the period ended June 30			For the three months ended June 30		For the six months ended June 30
2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$1,640	$1,640	$ ---	$ 1,096	$---	$ 985	$---
Commercial and industrial	1,042	1,112	---	706	---	550	---
Commercial construction and development	298	465	---	149	---	174	---
Agricultural and other loans to farmers	234	234	---	235	---	241	---
Subtotal	$3,214	$3,451	$ ---	$ 2,186	$---	$ 1,950	$---

With an allowance:
Commercial real estate mortgages	$ 879	$ 879	$ 184	$ 1,881	$---	$ 2,190	$---
Commercial and industrial	341	341	279	466	---	490	---
Commercial construction and development	5,167	5,167	1,277	5,530	---	5,578	---
Agricultural and other loans to farmers	---	---	---	---	---	---	---
Subtotal	$6,387	$6,387	$1,740	$ 7,877	$---	$ 8,258	$---

Total	$9,601	$9,838	$1,740	$10,063	$---	$10,208	$---

2010	For the period ended December 31
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate mortgages	$ 764	$ 764	$ ---
Commercial and industrial	240	240	---
Commercial construction and land development	225	225	---
Agricultural and other loans to farmers	254	254	---
Subtotal	$ 1,483	$ 1,483	$ ---

With an allowance:
Commercial real estate mortgages	$ 2,808	$ 2,808	$ 591
Commercial and industrial	538	725	159
Commercial construction and Land development	5,674	5,841	577
Agricultural and other loans to farmers	---	---	---
Subtotal	$ 9,020	$ 9,374	$1,327

Total	$10,503	$10,857	$1,327

The average recorded investment in impaired loans for the three and six month periods ended June 30, 2010 were $6,063 and $5,662, respectively.

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

The following tables summarize the commercial loan portfolio as of June 30, 2011 and December 31, 2010 by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

June 30, 2011	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total

Pass	$231,253	$77,026	$26,763	$23,593	$358,635
Other Assets Especially Mentioned	21,948	9,798	1,011	898	33,655
Substandard	5,881	3,061	6,226	631	15,799
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$259,082	$89,885	$34,000	$25,122	$408,089

December 31, 2010	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total

Pass	$228,554	$69,566	$24,661	$22,735	$345,516
Other Assets Especially Mentioned	25,898	8,231	794	1,066	35,989
Substandard	5,905	2,968	6,659	558	16,090
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$260,357	$80,765	$32,114	$24,359	$397,595

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

 A summary of activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010 follows:

ALLOWANCE FOR LOAN LOSSES
SUMMARY OF LOAN LOSS EXPERIENCE
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010

Balance at beginning of period	$ 8,500	$ 7,814
Charge offs:
Commercial real estate mortgages	99	182
Commercial and industrial	6	54
Commercial construction and land development	---	167
Residential real estate mortgages	77	6
Consumer loans	28	70
Home equity loans	---	100
Total charge-offs	210	579

Recoveries:
Commercial real estate mortgages	1	---
Commercial and industrial loans	79	1
Agricultural and other loans to farmers	45	3
Residential real estate mortgages	---	105
Consumer loans	20	35
Home equity loans	---	41
Total recoveries	145	185

Net charge-offs	65	394
Provision charged to operations	1,100	1,050

Balance at end of period	$ 9,535	$ 8,470

Average loans outstanding during period	$716,302	$675,889

Annualized net charge-offs to average loans outstanding	0.02%	0.12%

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011. The table also provides details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the Three Months Ended June 30, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$4,134	$ 1,220	$ 1,181	$ 249	$ 1,514	$ 364	$ 298	$ 133	$ 9,093
Charged Off	(99)	(1)	---	---	(59)	(21)	---	---	(180)
Recoveries	---	3	---	11	---	8	---	---	22
Provision	(336)	396	474	87	(19)	(47)	32	13	600
Ending Balance	$3,699	$ 1,618	$ 1,655	$ 347	$ 1,436	$ 304	$ 330	$ 146	$ 9,535

For the Six Months Ended June 30, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total

Beginning Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500
Charged Off	(99)	(6)	---	---	(77)	(28)	---	---	(210)
Recoveries	1	79	---	45	---	20	---	---	145
Provision	(463)	308	656	79	191	239	54	36	1,100
Ending Balance	$ 3,699	$ 1,618	$ 1,655	$ 347	$ 1,436	$ 304	$ 330	$ 146	$ 9,535

of which:

Amount for loans individually evaluated for impairment	$ 184	$ 279	$ 1,277	$ ---	$ ---	$ ---	$ ---	$ ---	$ 1,740

Amount for loans collectively evaluated for impairment	$ 3,515	$ 1,339	$ 378	$ 347	$ 1,436	$ 304	$ 330	$ 146	$ 7,795

Loans individually evaluated for
impairment	$ 2,519	$ 1,383	$ 5,465	$ 234	$ ---	$ ---	$ ---	$ ---	$ 9,601

Loans collectively evaluated for
impairment	$256,563	$88,502	$28,535	$24,888	$229,467	$55,116	$26,245	$11,658	$720,974

December 31, 2010	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total

Ending Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500

of which:

Amount for loans Individually evaluated for
impairment	$ 591	$ 159	$ 577	$ ---	$ ---	$ ---	$ ---	$ ---	$ 1,327

Amount for loans collectively evaluated for impairment	$ 3,669	$ 1,078	$ 422	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 7,173

Loans individually evaluated for impairment	$ 3,572	$ 778	$ 5,899	$ 254	$ ---	$ ---	$ ---	$ ---	$ 10,503

Loans collectively evaluated for impairment	$256,785	$79,987	$26,215	$24,105	$231,434	$ 4,417	$54,289	$12,126	$689,358

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At June 30, 2011 and December 31, 2010, loans to the lodging industry amounted to approximately $95,722 and $86,142, respectively.

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

The following table summarizes the net periodic benefit costs for the three and six months ended June 30, 2011 and 2010:

	Supplemental Executive Retirement Plans

Three Months Ended June 30,	2011	2010

Service cost	$ 13	$ 47
Interest cost	46	48
Amortization of actuarial loss	1	2
Net periodic benefit cost	$ 60	$ 97

	Supplemental Executive Retirement Plans

Six Months Ended June 30,	2011	2010

Service cost	$ 24	$ 93
Interest cost	95	95
Amortization of actuarial loss	2	4
Net periodic benefit cost	$121	$192

The Company is expected to recognize $239 of expense for the foregoing plans for the year ended December 31, 2011. The Company is expected to contribute $205 to the foregoing plans in 2011. As of June 30, 2011, the Company had contributed $99.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Commitments to originate loans	$23,320	$24,112
Unused lines of credit	$87,831	$91,753
Un-advanced portions of construction loans	$ 5,121	$11,215
Standby letters of credit	$ 717	$ 750

As of June 30, 2011 and December 31, 2010, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company’s fair value measurements employ valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the servicing capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company uses a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets (Level 1 measurements) for identical assets or liabilities and the lowest priority to unobservable inputs (Level 3 measurements). The fair value hierarchy is as follows:

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2011

Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 1,031	$ ---	$ 1,031
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$235,475	$ ---	$235,475
US Government agencies	$ ---	$ 58,628	$ ---	$ 58,628
Private label	$ ---	$ 16,621	$ ---	$ 16,621
Obligations of states and political subdivisions thereof	$ ---	$ 54,824	$ ---	$ 54,824

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2010

Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 1,034	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$224,553	$ ---	$224,553
US Government agencies	$ ---	$ 56,943	$ ---	$ 56,943
Private label	$ ---	$ 20,830	$ ---	$ 20,830
Obligations of states and political subdivisions thereof	$ ---	$ 54,522	$ ---	$ 54,522

The following table summarizes financial assets and financial liabilities measured at fair value during the quarter, on a non-recurring basis as of June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 6/30/11	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 6/30/11

Mortgage servicing rights	$ 172	$ ---	$172	$ ---	$ 235

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 12/31/10	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/10

Mortgage servicing rights	$ 210	$ ---	$210	$ ---	$ 262
Collateral dependent impaired loans	$1,782	$ ---	$ ---	$1,782	$1,448

The Company had total collateral dependent impaired loans with a carrying value of approximately $2,333 and $3,044, which had specific reserves included in the allowance of $261 and $334, at June 30, 2011, and December 31, 2010, respectively.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at June 30, 2011, and December 31, 2010, follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 8,722	$ 8,722	$ 12,815	$ 12,815
Loans, net	$721,757	$727,910	$692,170	$696,515
Interest receivable	$ 5,369	$ 5,369	$ 4,159	$ 4,159
Securities, available for sale	$366,579	$366,579	$357,882	$357,882

Financial liabilities:
Deposits (with no stated maturity)	$329,832	$329,832	$354,754	$354,754
Time deposits	$399,283	$407,953	$353,574	$361,481
Borrowings	$307,596	$316,725	$300,014	$309,561
Interest payable	$ 965	$ 965	$ 1,078	$ 1,078

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and six months ended June 30, 2011 and 2010, and financial condition at June 30, 2011, and December 31, 2010, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in second quarter 2011 and 2010 was interest income of $780 and $877, respectively, of tax-exempt interest income from certain investment securities and loans. For the six months ended June 30, 2011 and 2010, the amount of tax-exempt income included in interest income was $1,570 and $1,755, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $375 and $416 in the second quarter of 2011 and 2010, respectively, and $754 and $832 for the six months ended June 30, 2011 and 2010, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

SUMMARY FINANCIAL RESULTS

For the three months ended June 30, 2011 the Company reported net income available to common shareholders of $2,773, compared with $2,712 in the second quarter of 2010, representing an increase of $61, or 2.2%. The Company’s diluted earnings per share amounted to $0.72 for the quarter compared with $0.71 in the second quarter of 2010, representing an increase of $0.01, or 1.4%.

The Company’s annualized return on average shareholders’ equity ("ROE") amounted to 10.26% for the quarter, compared with 10.76% in the second quarter of 2010. The Company’s second quarter return on average assets ("ROA") amounted to 0.96%, compared with 1.01% in the second quarter of 2010.

For the six months ended June 30, 2011, the Company’s net income available to common shareholders amounted to $5,642, compared with $5,110 for the same period in 2010, representing an increase of $532, or 10.4%. Diluted earnings per share amounted to $1.46 for the six months ended June 30, 2011, compared with $1.34 for the same period in 2010, representing an increase of $0.12, or 9.0%.

For the six months ended June 30, 2011, the Company’s ROE amounted to 10.69%, compared with 11.01% in the first half of 2010. The Company’s ROA amounted to 0.99%, compared with 1.09% in the first half of 2010.

A large contributing factor underlying the year-to-date increases in net income available to common shareholders and diluted earnings per share was the Company’s repurchase of all shares of its Preferred Stock from the U.S. Department of the Treasury (the "Treasury") in the first quarter of 2010. The Preferred Stock was sold to the Treasury in the first quarter of 2009 as part of the Emergency Economic Stabilization Act of 2008. As a result of the repurchase, the Company accelerated the accretion of $496 in preferred stock discount, reducing net income available to common shareholders and diluted earnings per share by $496 and $0.13, respectively. Total preferred stock dividends and accretion of discount amounted to $653 in the first half of 2010, compared with none in 2011.

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

Total Net Interest Income: For the three months ended June 30, 2011, net interest income on a tax equivalent basis amounted to $8,999, compared with $8,211 in the second quarter of 2010, representing an increase of $788, or 9.6%. As more fully discussed below, the increase in second quarter 2011 tax-equivalent net interest income compared with the second quarter of 2010 was principally attributed to average earning asset growth of $80,480, or 7.8%, and to a lesser extent, a six basis point improvement in the net interest margin.

For the six months ended June 30, 2011, net interest income on a tax-equivalent basis amounted to $17,712, compared with $16,685 for the same period in 2010, representing an increase of $1,027, or 6.2%. As more fully discussed below, the increase in net interest income was principally attributed to average earning asset growth of $75,214, or 7.3%, partially offset by a four basis point decline in the tax-equivalent net interest margin.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following table summarizes the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended June 30, 2011 and 2010:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
JUNE 30, 2011 AND 2010

	2011			2010
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 731,449	$ 8,859	4.86%	$ 682,107	$ 8,850	5.20%
Securities (2,3)	371,029	4,420	4.78%	339,521	4,171	4.93%
Federal Home Loan Bank stock	16,068	12	0.30%	16,068	---	0.00%
Fed funds sold, money market funds, and time
deposits with other banks	2	---	0.00%	372	---	0.00%

Total Earning Assets	1,118,548	13,291	4.77%	1,038,068	13,021	5.03%

Non-Interest Earning Assets:
Cash and due from banks	6,754			7,484
Allowance for loan losses	(9,379)			(8,377)
Other assets (2)	40,647			38,360
Total Assets	$1,156,570			$1,075,535

Interest Bearing Liabilities:
Deposits	$ 674,784	$ 2,190	1.30%	$ 629,945	$ 2,473	1.57%
Borrowings	313,267	2,102	2.69%	289,746	2,337	3.24%
Total Interest Bearing Liabilities	988,051	4,292	1.74%	919,691	4,810	2.10%
Rate Spread			3.03%			2.93%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	55,028			49,661
Other liabilities	5,045			5,084
Total Liabilities	1,048,124			974,436
Shareholders' equity	108,446			101,099
Total Liabilities and Shareholders' Equity	$1,156,570			$1,075,535
Net interest income and net interest margin (3)		8,999	3.23%		8,211	3.17%

Less: Tax Equivalent adjustment		(375)			(416)
Net Interest Income		$ 8,624	3.09%		$ 7,795	3.01%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3)  For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
SIX MONTHS ENDED
JUNE 30, 2011 AND 2010

	2011			2010
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 716,302	$17,375	4.89%	$ 675,889	$17,464	5.21%
Securities (2,3)	375,753	8,949	4.80%	340,741	8,927	5.28%
Federal Home Loan Bank stock	16,068	24	0.30%	16,068	---	0.00%
Fed funds sold, money market funds, and time
deposits with other banks	2	---	0.00%	213	---	0.00%

Total Earning Assets	1,108,125	26,348	4.79%	1,032,911	26,391	5.15%

Non-Interest Earning Assets:
Cash and due from banks	6,811			7,766
Allowance for loan losses	(9,116)			(8,268)
Other assets (2)	39,822			37,664
Total Assets	$1,145,642			$1,070,073

Interest Bearing Liabilities:
Deposits	$ 667,720	$ 4,404	1.33%	620,746	$ 4,951	1.61%
Borrowings	310,270	4,232	2.75%	288,161	4,755	3.33%
Total Interest Bearing Liabilities	977,990	8,636	1.78%	908,907	9,706	2.15%
Rate Spread			3.01%			3.00%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	56,127			50,379
Other liabilities	5,065			5,200
Total Liabilities	1,039,182			964,486
Shareholders' equity	106,460			105,587
Total Liabilities and Shareholders' Equity	$1,145,642			$1,070,073
Net interest income and net interest margin (3)		17,712	3.22%		16,685	3.26%
Less: Tax Equivalent adjustment		(754)			(832)
Net Interest Income		$16,958	3.09%		$15,853	3.10%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, net interest income and net interest margin is reported on a tax equivalent basis.

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

For the three months ended June 30, 2011, the tax equivalent net interest margin amounted to 3.23%, compared with 3.17% in the second quarter of 2010, representing an improvement of six basis points. As more fully discussed below, the increase in the net interest margin from the second quarter of 2010 was principally attributed to the weighted average cost of funds, which declined 10 basis points more than the weighted average earning asset yield. This improvement was offset in part by proportionately lower levels of tax-exempt interest income in the second quarter of 2011 compared with the same quarter in 2010.

For the six months ended June 30, 2011, the tax-equivalent net interest margin amounted to 3.22%, compared with 3.26% for the same period in 2010, representing a decline of four basis points. The decline in the net interest margin was largely attributed to proportionately lower levels of tax-exempt interest income in the first half of 2011, as the cost of interest bearing liabilities declined only one basis point more than the average earning asset yields compared with the same period in 2010.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2011		2010				2009
Quarter:	2	1	4	3	2	1	4	3
Interest Earning Assets:
Loans (1,3)	4.86%	4.93%	5.00%	5.14%	5.20%	5.22%	5.16%	5.27%
Securities (2,3)	4.78%	4.79%	4.73%	5.04%	4.93%	5.64%	5.70%	5.90%
Federal Home Loan Bank stock	0.30%	0.30%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fed Funds sold, money market funds, and time deposits with other banks	0.00%	0.00%	0.00%	0.27%	0.00%	0.00%	0.00%	1.33%
Total Earning Assets	4.77%	4.81%	4.83%	5.01%	5.03%	5.28%	5.26%	5.40%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	1.30%	1.36%	1.50%	1.56%	1.57%	1.64%	1.73%	1.79%
Borrowings	2.69%	2.81%	3.22%	3.39%	3.24%	3.42%	3.34%	3.19%
Total Interest Bearing Liabilities	1.74%	1.82%	2.03%	2.13%	2.10%	2.21%	2.27%	2.29%

Rate Spread	3.03%	2.99%	2.80%	2.88%	2.93%	3.07%	2.99%	3.11%

Net Interest Margin (3)	3.23%	3.21%	3.06%	3.15%	3.17%	3.34%	3.27%	3.38%

Net Interest Margin without Tax Equivalent Adjustments	3.09%	3.07%	2.92%	3.00%	3.01%	3.18%	3.10%	3.23%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3) For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

For the three and six months ended June 30, 2011, the weighted average yield on average earning assets amounted to 4.77% and 4.79%, compared with 5.03% and 5.15% for the same periods in 2010, representing declines of 26 and 36 basis points, respectively. These declines principally reflected the origination and competitive re-pricing of certain commercial and loans, residential mortgage loan refinancing activity, and the replacement of cash flows from the securities portfolio during a period of historically low interest rates.

For the three and six months ended June 30, 2011, the weighted average cost of interest bearing liabilities amounted to 1.74% and 1.78%, compared with 2.10% and 2.15% for the same periods in 2010, representing declines of 36 and 37 basis points, respectively. These declines principally reflected both the ongoing re-pricing and gathering of certain deposits and borrowings in a historically low interest rate environment.

Interest and Dividend Income: For the three months ended June 30, 2011, total interest and dividend income on a tax-equivalent basis amounted to $13,291, compared with $13,021 in the second quarter of 2010, representing an increase of $270, or 2.1%. The decline in interest and dividend income was principally attributed to a 26 basis point decline in the weighted average earning asset yield, largely offset by average earning asset growth of $80,480, or 7.8%.

For the quarter ended June 30, 2011, interest income from the securities portfolio amounted to $4,420, representing an increase of $249, or 6.0%, compared with the second quarter of 2010. The increase in interest income from securities was principally attributed to average portfolio growth of $31,508, or 9.3%, largely offset by a 15 basis point decline in the weighted average yield. The decline in the weighted average securities yield was largely attributed to the ongoing replacement of accelerated portfolio cash flows in a historically low interest rate environment, combined with incremental securities purchases at low prevailing market yields. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity and defaults, as well as the previously reported portfolio cash flow impact of the cumulative Fannie Mae and Freddie Mac securitized loan buyouts in 2010.

For the quarter ended June 30, 2011, interest income from the loan portfolio amounted to $8,859, representing an increase of $9 compared with the second quarter of 2010. While the average loan portfolio increased $49,342 or 7.2%, the impact of this increase was more than offset by a 34 basis point decline in the weighted average yield on the loan portfolio. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as elevated levels of residential mortgage loan refinancing activity during a period of historically low interest rates.

For the six months ended June 30, 2011, total interest and dividend income amounted to $26,348, compared with $26,391 for the same period in 2010, representing a decline of $43, or 0.2%. The decline in interest and dividend income was principally attributed to a 36 basis point decline in the weighted average earning asset yield, largely offset by earning asset growth of $75,214, or 7.3%.

For the six months ended June 30, 2011, interest income from the securities portfolio amounted to $8,949, representing an increase of $22, or 0.2%, compared with the same period in 2010. The increase in interest income from securities was principally attributed to average portfolio growth of $35,012, or 10.3%, largely offset by a 48 basis point decline in the weighted average yield. As more fully discussed immediately above, the decline in the weighted average securities yield was largely attributed to the ongoing replacement of accelerated portfolio cash flows in a historically low interest rate environment, combined with incremental securities purchases at low prevailing market yields.

For the six months ended June 30, 2011, interest income from the loan portfolio amounted to $17,375, representing a decline of $89 compared with the same period in 2010. While the average loan portfolio increased $40,413 or 6.0%, the impact of this increase was more than offset by a 32 basis point decline in the weighted average yield on the loan portfolio. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as elevated levels of residential mortgage loan refinancing activity during a period of historically low interest rates.

Interest Expense: For the three months ended June 30, 2011, total interest expense amounted to $4,292, compared with $4,810 in the second quarter of 2010, representing a decline of $518, or 10.8%. The decline in interest expense was principally attributed to a 36 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was partially offset by a $68,360 or 7.4% increase in total average interest bearing liabilities, compared with the second quarter of 2010.

The decline in second quarter interest expense compared with the same quarter in 2010 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment.

For the three months ended June 30, 2011, the total weighted average cost of interest bearing liabilities amounted to 1.74%, compared with 2.10% for the same quarter in 2010, representing a decline of 36 basis points. The weighted average cost of interest bearing deposits declined 27 basis points to 1.30%, compared with the second quarter of 2010, while the weighted average cost of borrowed funds declined 55 basis points to 2.69%.

For the six months ended June 30, 2011, total interest expense amounted to $8,636, compared with $9,706 for the same period in 2010, representing a decline of $1,070, or 11.0%. The decline in interest expense was principally attributed to a 37 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was partially offset by a $69,083 or 7.6% increase in total average interest bearing liabilities, compared with the same period in 2010.

The decline in interest expense for the six months ended June 30, 2011 compared with the same period in 2010 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment.

For the six months ended June 30, 2011, the total weighted average cost of interest bearing liabilities amounted to 1.78%, compared with 2.15% for the same period in 2010, representing a decline of 37 basis points. The weighted average cost of interest bearing deposits declined 28 basis points to 1.33%, while the weighted average cost of borrowed funds declined 58 basis points to 2.75%.

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

 ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2011 AND 2010
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 635	$(626)	$ 9
Securities (2,3)	387	(138)	249
Investment in Federal Home Loan Bank stock	---	12	12
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---

TOTAL EARNING ASSETS	$1,022	$(752)	$ 270

Interest bearing deposits	176	(459)	(283)
Borrowings	190	(425)	(235)
TOTAL INTEREST BEARING LIABILITIES	$ 366	$(884)	$(518)

NET CHANGE IN NET INTEREST INCOME	$ 656	$ 132	$ 788

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 1,071	$(1,160)	$ (89)
Securities (2,3)	910	(888)	22
Investment in Federal Home Loan Bank stock	---	24	24
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---

TOTAL EARNING ASSETS	$1,981	$(2,024)	$ (43)

Interest bearing deposits	375	(922)	(547)
Borrowings	365	(888)	(523)
TOTAL INTEREST BEARING LIABILITIES	$ 740	$(1,810)	$(1,070)

NET CHANGE IN NET INTEREST INCOME	$1,241	$ (214)	$ 1,027

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.
(3) For purposes of these computations, net interest income and net interest margin is reported on a tax equivalent basis.

Provision for Loan Losses

The provision for loan losses (the "provision) reflects the amount necessary to maintain the allowance for loan losses at a level that, in management’s judgment, is appropriate for the amount of inherent risk of probable loss in the Bank’s current loan portfolio.

The credit quality of the Bank’s loan portfolio remained relatively stable during the three and six months ended June 30, 2011. During the first half of 2011 the Bank experienced a low level of loss experience, with total net loan charge offs amounting to $65, or annualized net charge offs to average loans outstanding amounting to 0.02% of total average loans outstanding. And, while still at elevated levels, the Bank’s non-performing loans were down slightly from December 31, 2010.

For the three months ended June 30, 2011, the Bank recorded a provision of $600, compared with $550 in the second quarter of 2010. The provision recorded in the second quarter was largely attributed to a $350 increase in the loss allowance for one commercial real estate loan to a local, non-profit housing authority in support of an affordable housing project.

For the six months ended June 30, 2011, the Bank recorded a provision of $1,100, compared with $1,050 in the first half of 2010. The provision recorded in the first half of 2011 continued to be higher than historical experience, largely reflecting continued elevated levels of non-performing, delinquent and potential problem loans, combined with relatively strong loan growth.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three months ended June 30, 2011, total non-interest income amounted to $1,485, compared with $1,795 for the same quarter in 2010, representing a decline of $310 or 17.3%.

For the six months ended June 30, 2011, total non-interest income amounted to $3,217, compared with $3,705 for the same period in 2010, representing a decline of $488, or 13.2%.

The decline in second quarter non-interest income compared with the second quarter of 2010 was principally attributed to a decline in securities gains net of other-than-temporary impairment ("OTTI") losses. Total second quarter securities gains net of OTTI losses amounted to a net loss of $54, compared with a net gain of $263 in the second quarter of 2010, representing a decline of $317. Second quarter net securities gains were comprised of realized gains on the sale of securities amounting to $535, offset by OTTI losses of $589 on certain available-for-sale, private label, residential mortgage-backed securities. In all cases the OTTI losses represented management’s best estimate of credit losses on the mortgage loan collateral underlying these securities. These credit losses principally reflected an increase in the loss severity and constant default rate estimates resulting from depressed and still declining real estate values, extended foreclosure timelines, and depressed economic conditions.

The decline in non-interest income for the six months ended June 30, 2011 compared with the same period in 2010 was also attributed to a decline in securities gains net of OTTI losses. Total securities gains net of OTTI losses recorded during the first half of 2011 amounted to $166, compared with $817 for the same period in 2010, representing a decline of $651. Net securities gains recorded in the first half of 2011 were comprised of realized gains on the sale of securities amounting to $1,320, offset by OTTI losses of $1,154 on certain available-for-sale, private label, residential mortgage-backed securities.

Further information regarding impaired securities, other-than-temporarily impaired securities, and evaluation of securities for impairment is incorporated by reference to Notes 2 and 4 of the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

For the three and six months ended June 30, 2011, income from trust and other financial services amounted to $736 and $1,515, representing increases of $40 and $179, or 5.7% and 13.4%, compared with the same periods in 2010, respectively. The increases in fee income from trust and financial services were largely attributed to increases in the market values of assets under management, new client relationships, as well as increased brokerage activity. Reflecting additional new business and further recovery in the equity markets, quarter-end assets under management stood at $323,209, representing an increase of $55,229 or 20.6% compared with June 30, 2010.

For the three and six months ended June 30, 2011, income from service charges on deposit accounts amounted to $336 and $625, representing declines of $36 and $61, or 9.7% and 8.9%, compared with the same periods in 2010, respectively. The declines in service charges on deposit accounts were principally attributed to a decline in deposit account overdraft fees, reflecting reduced overdraft activity and the impact of new regulations. On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions of the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, limit the ability of a bank to offer overdraft protection to deposit customers without their consent and to derive fees from overdraft programs.

For the three and six months ended June 30, 2011, credit and debit card service charges and fees amounted to $291 and $579, representing increases of $17 and $53, or 6.2% and 10.1%, compared with the same periods in 2010, respectively. The increases in credit and debit card service charges and fees were principally attributed to continued growth of the Bank’s demand deposits and NOW accounts, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Non-interest Expense

For the three months ended June 30, 2011, total non-interest expense amounted to $5,762, compared with $5,392 in the second quarter of 2010, representing an increase of $370, or 6.9%.

For the six months ended June 30, 2011, total non-interest expense amounted to $11,297, compared with $10,597 for the same period in 2010, representing an increase of $700, or 6.6%.

The increases in non-interest expense during the three and six months ended June 30, 2011 compared with the same periods in 2010 were attributed to a variety of expense categories, including elevated levels of loan collection and other real estate owned expenses, and higher occupancy, equipment, insurance and marketing expenses. The Company also experienced period-over-period increases in equipment depreciation, software depreciation and maintenance contracts, which were largely related to a variety of technology upgrades and new technology systems and applications.

For the three and six months ended June 30, 2011, total salaries and employee benefits expense amounted to $2,959 and $6,067, compared with $2,919 and $5,862 for the same periods in 2010, representing increases of $40 and $205, or 1.4% and 3.5%, respectively. The increases in salaries and employee benefits expense were principally attributed to normal increases in base salaries, as well as changes in staffing levels and mix. Partially offsetting these increases were approximately $130 in employee health insurance credits recorded in the current quarter, based on favorable claims experience.

Income Taxes

For the three months ended June 30, 2011, total income taxes amounted to $974, compared with $936 in the second quarter of 2010, representing an increase of $38, or 4.1%. For the six months ended June 30, 2011, total income taxes amounted to $2,136, compared with $2,148 for the same period in 2010, representing a decline of $12, or 0.6%.

The Company's effective tax rates for the three and six months ended June 30, 2011 amounted to 26.0% and 27.5%, compared with 25.7% and 27.2% for the same periods in 2010. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at June 30, 2011 represented 63.4% and 31.8% of total assets, compared with 62.7% and 32.0% at December 31, 2010, respectively.

At June 30, 2011, the Company’s total assets amounted to $1,153,210, compared with $1,117,933 at December 31, 2010, representing an increase of $35,277, or 3.2%.

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

Securities available for sale represented 100% of total securities at June 30, 2011, and December 31, 2010. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At June 30, 2011, total net unrealized securities gains amounted to $4,917, compared with net unrealized gains of $515 at December 31, 2010.

Total Securities: At June 30, 2011, total securities amounted to $366,579, compared with $357,882 at December 31, 2010, representing an increase of $8,697, or 2.4%. Securities purchased during the first quarter of 2011 consisted of mortgage-backed securities issued and guaranteed by U.S. Government agencies and sponsored-enterprises. Company management has been cautious about leveraging the securities portfolio to generate additional earnings in consideration of historically low market yields and the corresponding interest rate risk should interest rates begin to rise.

The following tables summarize the securities available for sale portfolio as of June 30, 2011 and December 31, 2010:

June 30, 2011		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 31	$ ---	$ 1,031
Mortgage-backed securities:
US Government-sponsored enterprises	227,829	8,008	362	235,475
US Government agency	57,605	1,280	257	58,628
Private label	17,560	690	1,629	16,621
Obligations of states and political subdivisions thereof	57,668	1,027	3,871	54,824
Total	$361,662	$11,036	$6,119	$366,579

December 31, 2010		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 34	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	217,319	7,812	578	224,553
US Government agency	56,083	1,216	356	56,943
Private label	22,720	311	2,201	20,830
Obligations of states and political subdivisions thereof	60,245	327	6,050	54,522
Total	$357,367	$ 9,700	$9,185	$357,882

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at June 30, 2011, amounted to an excess of $6,119, or 1.7% of the amortized cost of the total securities portfolio. At December 31, 2010 this amount represented an excess of $9,185, or 2.6% of the total securities portfolio. As of June 30, 2011, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $4,725, compared with $6,618 at December 31, 2010.

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

At June 30, 2011, the Bank’s investment in FHLB stock totaled $16,068, unchanged compared with December 31, 2010.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. This moratorium continued throughout 2010 and the second quarter of 2011. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.

In the first quarter of 2009, the FHLB advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for all of 2009 were suspended and that continued to be the case throughout 2010. Following five consecutive quarters of profitability, the FHLB’s board of directors declared first, second and third quarter 2011 cash dividends equal to an annual yield of 0.30%, 0.31% and 0.27%, respectively, based on the average stock outstanding. The FHLB’s board of directors anticipates it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label MBS or mortgage loan portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of June, 2011, and, in the most recent information available, was classified "adequately capitalized" by its regulator, the Federal Housing Finance Agency, as of March 31, 2011. The FHLB also reported a total regulatory capital-to-asset ratio of 7.8% at June 30, 2011, exceeding the regulatory minimum requirement of 4.0%, and its permanent capital was $4.1 billion, exceeding its $1.0 billion minimum regulatory risk-based capital requirement.

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy, liquidity position and return to profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of June 30, 2011. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At June 30, 2011, total loans stood at $731,292, compared with $700,670 at December 31, 2010, representing an increase of $30,622, or 4.4%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	June 30, 2011	December 31, 2010

Commercial real estate mortgages	$259,082	$260,357
Commercial and industrial	89,885	80,765
Commercial construction and land development	34,000	32,114
Agricultural and other loans to farmers	25,122	24,359
Total commercial loans	408,089	397,595

Residential real estate mortgages	229,467	231,434
Home equity loans	55,116	54,289
Consumer loans	26,245	4,417
Total consumer loans	310,828	290,140

Tax exempt loans	11,658	12,126

Deferred origination costs(fees), net	717	809
Total loans	731,292	700,670
Allowance for loan losses	(9,535)	(8,500)
Total loans net of allowance for loan losses	$721,757	$692,170

Commercial Loans: At June 30, 2011, total commercial loans amounted to $408,089, compared with $397,595 at December 31, 2010, representing an increase of $10,494, or 2.6%. Commercial loan growth has been challenged by a troubled economy, declining loan demand, and strong competition for quality loans. Bank management attributes the continued growth in commercial loans to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a local economy that has fared better than the nation as a whole.

At June 30, 2011, commercial loans represented 55.8% of the Bank’s total loan portfolio, compared with 56.7% at December 31, 2010.

Consumer Loans: At June 30, 2011, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $310,828, compared with $290,140 at December 31, 2010, representing an increase of $20,688, or 7.1%.

The increase in consumer loans was principally attributed to the purchase of a Maine-based, seasoned portfolio of prime consumer loans at the end of the first quarter of 2011. The underlying collateral supporting these consumer loans consisted of recreational vehicles and vessels (i.e. pleasure boats), and none of the loans purchased had any history of delinquency. Based on the weighted average note rate of this portfolio, the purchase premium paid, and the approximate weighted average life of 3.5 years, the Bank anticipates this portfolio will generate an earning asset yield of approximately 6.50%.

At June 30, 2011, the Bank’s residential real estate mortgage loan portfolio totaled $229,467, compared with $231,434 at December 31, 2010, representing a decline of $1,967, or 0.8%. Residential mortgage loan origination activity continued at a slow pace during the first half of 2011, largely reflecting current economic conditions, depressed real estate market values, and uncertainties with respect to further real estate declines in the communities served by the Bank. During the first quarter of 2011, loans originated and closed by the Bank were essentially offset by cash flows and principal pay-downs from the existing residential real estate loan portfolio.

Tax Exempt Loans: At June 30, 2011, tax exempt loans, amounted to $11,658, compared with $12,126 at December 31, 2010, representing a decline of $468, or 3.9%.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. During the six months ended June 30, 2011, there were no troubled debt restructurings in the loan portfolio. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	June 30, 2011	December 31, 2010

Commercial real estate mortgages	$ 2,519	$ 3,572
Commercial and industrial loans	1,383	778
Commercial construction and land development	5,465	5,899
Agricultural and other loans to farmers	234	254
Total commercial loans	9,601	10,503

Residential real estate mortgages	3,441	3,022
Home equity loans	451	146
Consumer loans	15	---
Total consumer loans	3,907	3,168

Total non-accrual loans	13,508	13,671
Accruing loans contractually past due 90 days or more	1	6
Total non-performing loans	$13,509	$13,677

Allowance for loan losses to non-performing loans	71%	62%
Non-performing loans to total loans	1.85%	1.95%
Allowance to total loans	1.30%	1.21%

At June 30, 2011, total non-performing loans amounted to $13,509, compared with $13,677 at December 31, 2010, representing a decline of $168, or 1.2%.

One commercial real estate loan to a local, non-profit housing authority in support of an affordable housing project accounted for $5,090, or 37.7% of total non-performing loans at June 30, 2011. This loan is principally secured by the housing units from the project and there are no guarantees associated with this loan. The project is fully constructed and there is no further construction risk. The primary source of repayment is the sale of the housing units, as well as the sale of certain affordability covenants associated with the project. This loan is impaired and was put on non-accrual status in 2010. Based on an analysis of the present value of expected future cash flows, the Bank has in place a specific loss allocation of $1,200 for this loan as of June 30, 2011.

Non-performing commercial real estate mortgages amounted to $2,519 at June 30, 2011, representing a decline of $1,053, or 29.5%, compared with December 31, 2010. At June 30, 2011, non-performing commercial real estate mortgages were represented by nine business relationships, with outstanding balances ranging from $22 to $879.

Non-performing residential real estate mortgages totaled $3,441 at June 30, 2011, compared with $3,022 at December 31, 2010, representing an increase of $419, or 13.9%. At June 30, 2011, non-performing residential real estate loans were represented by 40, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $6 to $447.

Non-performing commercial construction and land development loans totaled $5,465, compared with $5,899 at December 31, 2010, representing a decline of $434, or 7.4%. This category of non-performing loans includes the $5,090 housing authority loan discussed immediately above.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at June 30, 2011, Bank management is cognizant of the weakened real estate market, elevated unemployment rates and depressed economic conditions overall. Bank management recognizes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $2,949 and $3,749 at June 30, 2011 and December 31, 2010, or 0.40% and 0.54% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At June 30, 2011, the Bank identified twenty-one commercial relationships totaling $6,041 as potential problem loans, or 0.83% of total loans. At December 31, 2010, the Bank identified eighteen commercial relationships totaling $4,886 as potential problem loans, or 0.70% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Allowance for Loan Losses: At June 30, 2011, the allowance for loan losses (the "allowance") stood at $9,535, compared with $8,500 at December 31, 2010, representing an increase of $1,035, or 12.2%. At June 30, 2011, the allowance expressed as a percentage of total loans stood at 1.30%, up from 1.21% at December 31, 2010. The increase in the allowance was largely attributed to continued elevated levels of delinquent, non-performing and potential problem loans, including a $623 increase in the loss allocation for the non-performing housing authority loan discussed above, of which $350 was recorded in the second quarter. The increase in the allowance was also attributed to $30,622 in loan growth during the first half of 2011, which included the purchase of a Maine based, seasoned portfolio of prime consumer loans.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $2,333 as of June 30, 2011, compared with $3,044 as of December 31, 2010. The related allowances for loan losses on these loans amounted to $261 as of June 30, 2011, compared with $334 as of December 31, 2010.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the six-month periods ended June 30, 2011 and 2010.

ALLOWANCE FOR LOAN LOSSES
SIX MONTHS ENDED
JUNE 30, 2011 AND 2010

	2011	2010

Balance at beginning of period	$ 8,500	$ 7,814
Charge offs:
Commercial real estate mortgages	99	182
Commercial and industrial	6	54
Commercial construction and land development	---	167
Residential real estate mortgages	77	6
Consumer loans	28	70
Home equity loans	---	100
Total charge-offs	210	579

Recoveries:
Commercial real estate mortgages	1	---
Commercial and industrial loans	79	1
Agricultural and other loans to farmers	45	3
Residential real estate mortgages	---	105
Consumer loans	20	35
Home equity loans	---	41
Total recoveries	145	185

Net charge-offs	65	394
Provision charged to operations	1,100	1,050

Balance at end of period	$ 9,535	$ 8,470

Average loans outstanding during period	$716,302	$675,889

Annualized net charge-offs to average loans outstanding	0.02%	0.12%

The Bank experienced low loan loss experience during six months ended June 30, 2011, with net loan charge offs amounting to $65, or annualized net charge-offs to average loans outstanding amounting to 0.02%.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the six months ended June 30, 2011.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at June 30, 2011, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At June 30, 2011, the Bank’s OREO consisted of nine properties with a carrying value of $1,450, compared with four properties with a carrying value of $656 at December 31, 2010. Four residential and five commercial properties comprised the June 30, 2011 balance of OREO.

Deposits

During the three and six months ended June 30, 2011, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At June 30, 2011, total deposits stood at $729,115, compared with $708,328 at December 31, 2010, representing an increase of $20,787, or 2.9%. The increase in total deposits was attributed to time deposits, which increased $45,709, or 12.9%, compared with December 31, 2010. The increase in time deposits was principally attributed to brokered deposits obtained from the national market, which were principally utilized to replace seasonal deposit outflows while largely funding asset growth of $35,277.

Largely reflecting the historical seasonality of the Bank’s deposit base, demand deposits, NOW accounts and savings and money market accounts combined declined $24,922 or 7.0%, compared with December 31, 2010.

A portion of the Bank’s time deposits include certificates of deposit obtained from the national market. This source of funds is generally utilized to help support the Bank’s earning asset growth and seasonal deposit outflows, while maintaining its strong on-balance-sheet liquidity position via secured borrowing lines of credit with the FHLB of Boston and the Federal Reserve Bank of Boston.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering time deposits, the Bank generally prices these deposits on a relationship basis. At June 30, 2011, the weighted average cost of time deposits was 1.95% compared with 2.13% at December 31, 2010. Given the current, historically low interest rate environment and the Bank’s continuing rate of time deposit maturities, Company management anticipates that the weighted average cost of time deposits will continue to show declines for the balance of 2011.

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

The Bank utilizes borrowed funds to leverage its strong capital position and support its earning asset portfolios. Borrowed funds are principally utilized to support the Bank’s investment securities portfolio and, to a lesser extent, fund loan growth. Borrowed funds also provide a means to help manage balance sheet interest rate risk, given the Bank’s ability to select desired amounts, terms and maturities on a daily basis.

At June 30, 2011, total borrowings amounted to $307,596, compared with $300,014 at December 31, 2010, representing an increase of $7,582, or 2.5%, compared with December 31, 2010. The increase in total borrowings was principally used to fund earning asset growth. During the second quarter of 2011 the Bank shifted a portion of its borrowings from the FHLB to long-term brokered certificates of deposits at historically low interest rates, which strengthened both its on-balance-sheet interest rate risk profile and its on balance sheet liquidity position.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at June 30, 2011, the Company maintained its strong capital position and continued to be a ""well-capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of June 30, 2011, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At June 30, 2011 the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 15.52%, 13.61% and 9.05%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at June 30, 2011 and December 31, 2010, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions

	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of June 30, 2011
Total Capital
(To Risk-Weighted Assets)
Consolidated	$118,997	15.52%	$61,350	8.0%	N/A
Bank	$119,072	15.55%	$61,276	8.0%	$76,595	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$104,410	13.61%	$30,675	4.0%	N/A
Bank	$104,497	13.64%	$30,638	4.0%	$45,957	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$104,410	9.05%	$46,130	4.0%	N/A
Bank	$104,497	9.07%	$46,094	4.0%	$57,618	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2010
Total Capital
(To Risk-Weighted Assets)
Consolidated	$113,741	15.41%	$59,065	8.0%	N/A
Bank	$114,735	15.56%	$58,999	8.0%	$73,748	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$100,166	13.57%	$29,532	4.0%	N/A
Bank	$101,160	13.72%	$29,499	4.0%	$44,249	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$100,166	9.01%	$44,493	4.0%	N/A
Bank	$101,160	9.10%	$44,459	4.0%	$55,574	5.0%

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

The Company paid regular cash dividends of $0.27 per share of common stock in the second quarter of 2011, unchanged from the prior quarter, but representing an increase of $0.01 or 3.8% compared with the dividend paid for the same quarter in 2010. The Company’s Board of Directors recently declared a third quarter 2011 regular cash dividend of $0.275 per share of common stock, representing an increase of $0.015 or 5.8% compared with the third quarter of 2010.

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

As of June 30, 2011, the Company had repurchased 81,002 shares of stock under this plan, at a total cost of $2,227 and an average price of $27.49 per share. During the six months ended June 30, 2011, 4,220 shares were repurchased under the plan. The Company recorded the repurchased shares as treasury stock.

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

At June 30, 2011, commitments under existing standby letters of credit totaled $717, compared with $750 at December 31, 2010. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The notional or contractual amount for financial instruments with off-balance sheet risk as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Commitments to originate loans	$ 23,320	$ 24,112
Unused lines of credit	87,831	91,753
Un-advanced portions of construction loans	5,121	11,215
Total	$116,272	$127,080

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets. At June 30, 2011, liquidity, as measured by the basic surplus/deficit model, was 7.7% over the 30-day horizon and 8.2% over the 90-day horizon.

At June 30, 2011, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $120 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower In Custody ("BIC") program at the Federal Reserve Bank of Boston. At June 30, 2011 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $170,295, or 14.8% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its on-balance sheet liquidity position.

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

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2011-05 "Comprehensive Income (Topic 220) — Presentation of Comprehensive Income." ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is assessing the impact of ASU 2011-05 on our comprehensive income presentation.

In May 2011, the FASB issued ASU No. 2011-04 "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early application by public entities is not permitted. The Company is assessing the impact of ASU 2011-04 on its fair value disclosures.

In April 2011, the FASB issued ASU No. 2011-03 "Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement." ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company believes that the adoption of the standard will not have a significant impact on the Company’s consolidated financial statements.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2011, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% - 0.25% and the two-year U.S. Treasury note of 0.46% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
JUNE 30, 2011

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (373)	$ (472)
Net interest income (%)	-1.01%	-1.28%
Year 2
Net interest income ($)	$ (925)	$ 841
Net interest income (%)	-2.50%	2.27%

As more fully discussed below, the June 30, 2011 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one and two-year horizons.

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

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will decline moderately over the one and two-year horizons as declining earning assets yields outpace reductions in funding costs. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

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

Management believes the most significant ongoing factor affecting market risk exposure and the impact on net interest income continues to be the very slow recovery from the severe nationwide recession and the U.S. Government’s extraordinary responses, including a variety of government stimulus programs and quantitative easing strategies. Interest rates plummeted during 2008 and have remained historically low ever since, as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios. The spread between the two-year and the ten-year Treasury notes ended the quarter at a still historically high level of 270 basis points.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

            (a)  None

            (b)   None

            (c) The following table provides information with respect to any purchase of shares of the Company’s stock made by or on behalf of the Company or any "affiliated purchaser," for the quarter ended June 30, 2011.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2011	---	$ ---	---	---
May 1-31, 2011	---	$ ---	---	---
June 1-30, 2011	4,220	$ 28.25	4,220	218,998

Item 3: Defaults Upon Senior Securities             None

Item 4: (Removed and Reserved)

Item 5: Other Information

            (a)  None

          (b)  None

Item 6: Exhibits

        (a)  Exhibits.

EXHIBIT NUMBER

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009.

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008.
4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009.

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Filed herewith.

EXHIBIT NUMBER

10.1	2011Annual Incentive Plan for Executive Officers	Incorporated herein by reference to Form 8-K, Exhibit 5.02, filed with the commission on June 24, 2011.

11.1	Statement re computation of per share earnings	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: August 8, 2011	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: August 8, 2011	Gerald Shencavitz
Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date

3.2	Bylaws, as amended to date

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock

4.3	Debt Securities Purchase Agreement

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust

10.1	2011 Annual Incentive Plan for Executive Officers

11.1	Statement re computation of per share earnings

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350