Form 10-Q/A
period 2011-08-31
BAR HARBOR BANKSHARES
filed 2011-08-31
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO __

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES x   NO__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ___ Accelerated filer x   Non-accelerated filer (do not check if a smaller reporting company) ___  Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ___ NO: x

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 1, 2011
$2.00 Par Value	3,862,273

Explanatory Note

     The purpose of this Amendment No. 1 to Bar Harbor Bankshares’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011 (the "Form 10-Q"), is to:

(i)	furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language ("XBRL"). Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections; and

(ii)	correct the following Form 10-Q, Item 6, Exhibits as follows: (i) 4.4, "Form of Subordinated Debt Security of Bar Harbor Bank & Trust," was incorrectly identified in the Form 10-Q as "Filed herewith," when it should have been incorporated by reference to a prior filing. This Amendment No. 1 provides the correct incorporation by reference for Exhibit 4.4; and (ii) 10.1, 2011Annual Incentive Plan for Executive Officers (the "2011 Plan"), which was incorporated by reference to our prior 8-K filing of the 2011 Plan, however, we intended to file the 2011 Plan with our Form 10-Q but was inadvertently omitted from the Form 10-Q. We have filed the 2011 Plan with this Amendment No. 1 and have revised Exhibit 10.1 to reflect "Filed herewith."

    No other changes have been made to the Form 10-Q. The Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q, except as set forth in this Amendment No 1.

PART II. OTHER INFORMATION

Item 6: Exhibits

        (a)  Exhibits.

EXHIBIT NUMBER

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009.

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008.
4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009.

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009.
10.1	2011Annual Incentive Plan for Executive Officers	Filed herewith.

11.1	Statement re computation of per share earnings	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

31.3	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.4	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

100	XBRL Interactive Data Files	Furnished herewith.

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.DEF	XBRL Taxonomy Extension Definitions Linkbase
	101.LAB	XBRL Taxonomy Extension Labels Linkbase
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit Index
3.1*	Articles of Incorporation, as amended to date

3.2*	Bylaws, as amended to date

4	Instruments Defining Rights of Security Holders

4.1*	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2*	Form of Specimen Stock Certificate for Series A Preferred Stock

4.3*	Debt Securities Purchase Agreement

4.4*	Form of Subordinated Debt Security of Bar Harbor Bank & Trust

10.1**	2011 Annual Incentive Plan for Executive Officers

11.1*	Statement re computation of per share earnings

31.1*	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

31.3**	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.4**	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definitions Linkbase
101.LAB***	XBRL Taxonomy Extension Labels Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

____________________
*	Previously filed or furnished
**	Filed herewith
***	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: August 31, 2011	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: August 31, 2011	Gerald Shencavitz
Executive Vice President, Chief Financial Officer & Principal Accounting Officer

__