Form 10-Q
period 2011-09-30
BAR HARBOR BANKSHARES
filed 2011-11-08
CIK 743367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ___ NO:   x

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 1, 2011
$2.00 Par Value	3,885,607

TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at September 30, 2011, and December 31, 2010	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010	4

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2011 and 2010	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	6

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010	7

	Notes to Consolidated Interim Financial Statements	8-31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59-62

Item 4.	Controls and Procedures	62

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults Upon Senior Securities	63

Item 4.	(Removed and Reserved)	63

Item 5.	Other Information	63

Item 6.	Exhibits	63

Signatures		63

Exhibit Index		64

Exhibits

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Dollars in thousands, except per share data)
(unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 8,546	$ 12,815
Securities available for sale, at fair value	388,415	357,882
Federal Home Loan Bank stock	16,068	16,068
Loans	714,218	700,670
Allowance for loan losses	(8,153)	(8,500)
Loans, net of allowance for loan losses	706,065	692,170
Premises and equipment, net	14,830	13,505
Goodwill	3,158	3,158
Bank owned life insurance	7,309	7,112
Other assets	11,641	15,223
TOTAL ASSETS	$1,156,032	$1,117,933

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 72,269	$ 60,350
NOW accounts	95,165	82,656
Savings and money market deposits	219,681	211,748
Time deposits	374,979	353,574
Total deposits	762,094	708,328
Short-term borrowings	126,492	119,880
Long-term advances from Federal Home Loan Bank	139,470	175,134
Junior subordinated debentures	5,000	5,000
Other liabilities	5,803	5,983
TOTAL LIABILITIES	1,038,859	1,014,325

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares;
issued 4,525,635 shares at September 30, 2011 and December 31, 2010	9,051	9,051
Surplus	26,488	26,165
Retained earnings	84,900	80,379
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($28) and ($29), at September 30, 2011 and December 31, 2010, respectively	(54)	(56)
Net unrealized apprciation on securities available for sale, net of tax of $3,713 and $445, at September 30, 2011 and December 31, 2010, respectively	7,207	865
Portion of OTTI attributable to non-credit losses, net of tax of ($90) and ($270), at September 30, 2011and December 31, 2010, respectively	(174)	(525)
Total accumulated other comprehensive (loss) income	6,979	284
Less: cost of 636,451 and 702,690 shares of treasury stock at September 30, 2011 and December 31, 2010, respectively	(10,245)	(12,271)

TOTAL SHAREHOLDERS' EQUITY	117,173	103,608

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,156,032	$1,117,933

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$8,783	$ 8,781	$26,087	$26,158
Interest on securities	3,926	4,098	12,192	12,280
Dividend on FHLB stock	11	---	35	---
Total interest and dividend income	12,720	12,879	38,314	38,438

Interest expense:
Deposits	2,202	2,499	6,606	7,450
Short-term borrowings	55	72	199	209
	1,759	2,362	5,847	6,980
Total interest expense	4,016	4,933	12,652	14,639

Net interest income	8,704	7,946	25,662	23,799
Provision for loan losses	750	450	1,850	1,500
Net interest income after provision for loan losses	7,954	7,496	23,812	22,299

Non-interest income:
Trust and other financial services	746	800	2,261	2,136
Service charges on deposit accounts	372	365	997	1,051
Mortgage banking activities	5	4	43	73
Credit and debit card service charges and fees	361	318	940	844
Net securities gains	993	618	2,313	1,975
Total other-than-temporary impairment ("OTTI") losses	(743)	(211)	(1,897)	(751)
Non-credit portion of OTTI losses (before taxes) (1)	171	---	171	---
Net OTTI losses recognized in earnings	(572)	(211)	(1,726)	(751)
Other operating income	159	171	453	442
Total non-interest income	2,064	2,065	5,281	5,770

Non-interest expense:
Salaries and employee benefits	3,267	3,001	9,334	8,863
Occupancy expense	350	317	1,153	1,026
Furniture and equipment expense	416	397	1,261	1,168
Credit and debit card expenses	87	74	232	221
FDIC insurance assessments	242	267	870	797
Other operating expense	1,322	1,462	4,131	4,040
Total non-interest expense	5,684	5,518	16,981	16,115

Income before income taxes	4,334	4,043	12,112	11,954
Income taxes	1,324	1,173	3,460	3,321

Net income	3,010	2,870	8,652	8,633

Preferred stock dividends and accretion of discount	---	---	---	653
Net income available to common shareholders	$3,010	$ 2,870	$ 8,652	$ 7,980

Per Common Share Data:
Basic earnings per share	$ 0.78	$ 0.76	$ 2.25	$ 2.12
Diluted earnings per share	$ 0.77	$ 0.75	$ 2.23	$ 2.09

(1) Included in other comprehensive loss, net of tax

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data)
(unaudited)

	Capital Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2009	$8,887	$18,358	$24,360	$75,001	$ 573	$(13,665)	$113,514
Net income	---	---	---	8,633	---	---	8,633
Total other comprehensive income	---	---	---	---	3,912	---	3,912
Dividend declared:
Common stock ($0.78 per share)	---	---	---	(2,945)	---	---	(2,945)
Preferred stock	---	---	---	(138)	---	---	(138)
Issuance of common stock (82,021 shares)	164	---	1,777	---	---	---	1,941
Purchase of preferred stock (18,751 shares)	---	(18,873)	(279)	---	---	---	(19,152)
Stock options exercised (31,477 shares), including related tax effects	---	---	4	(297)	---	841	548
Recognition of stock based compensation expense	---	---	93	---	---	---	93
Accretion of discount	---	515	---	(515)	---	---	---
Balance September 30, 2010	$9,051	$ ---	$25,955	$79,739	$ 4,485	$(12,824)	$106,406

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2010	$9,051	$26,165	$80,379	$ 284	$(12,271)	$103,608
Net income	---	---	8,652	---	---	8,652
Total other comprehensive income	---	---	---	6,695	---	6,695
Dividend declared:
Common stock ($0.815 per share)	---	---	(3,142)	---	---	(3,142)
Purchase of treasury stock (10,794 shares)	---	---	---	---	(304)	(304)
Stock options exercised (77,033 shares), including related tax effects	---	246	(989)	---	2,330	1,587
Recognition of stock based compensation expense	---	77	---	---	---	77
Balance September 30, 2011	$9,051	$26,488	$84,900	$ 6,979	$(10,245)	$117,173

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$ 8,652	$ 8,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	891	760
Provision for loan losses	1,850	1,500
Net securities gains	(2,313)	(1,975)
Other-than-temporary impairment	1,726	751
Net amortization of bond premiums and discounts	1,039	733
Recognition of stock based expense	77	93
Proceeds from sale of mortgages	---	846
Origination of mortgage loans held for sale	---	(829)
Net gain on sale of mortgage loans held for sale	---	(17)
Net change in other assets	785	(675)
Net change in other liabilities	(183)	5
Net cash provided by operating activities	12,524	9,825

Cash flows from investing activities:
Purchases of securities available for sale	(113,677)	(131,940)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	52,377	86,560
Proceeds from sales of securities available for sale	40,457	29,959
Net loans made to customers	(16,705)	(12,249)
Proceeds from sale of other real estate owned	116	854
Capital expenditures	(2,216)	(2,299)
Net cash used in investing activities	(39,648)	(29,115)

Cash flows from financing activities:
Net increase in deposits	53,766	57,700
Net (decrease) increase in securities sold under repurchase agreements and fed funds purchased	(750)	17,376
Paydown of Federal Reserve borrowings	---	(20,000)
Proceeds from Federal Home Loan Bank advances	26,000	19,000
Repayments of Federal Home Loan Bank advances	(54,302)	(36,018)
Proceeds from issuance of common stock	---	1,941
Purchases of preferred stock and warrants	---	(19,152)
Purchases of treasury stock	(304)	---
Proceeds from stock option exercises, including excess tax benefits	1,587	548
Payments of dividends	(3,142)	(3,083)
Net cash provided by financing activities	22,855	18,312

Net decrease in cash and cash equivalents	(4,269)	(978)
Cash and cash equivalents at beginning of period	12,815	9,832
Cash and cash equivalents at end of period	$ 8,546	$ 8,854

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 12,923	$ 14,782
Income taxes	3,077	3,940

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 960	$ 92

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,
	2011	2010

Net income	$ 3,010	$ 2,870
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $2,096 and $741, respectively	4,068	1,438
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $338 and $210, respectively	(657)	(408)
Add other-than-temporary impairment adjustment, net of tax of $252 and $72, respectively	490	140
Less non-credit portion of other-than-temporary impairment losses, net of tax of $58 and $0, respectively	(113)	---
Net unrealized depreciation and other amounts for interest rate derivatives, net of tax of $0 and $58, respectively	---	(112)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $0 and $1, respectively	1	1
Total other comprehensive income	3,789	1,059
Total comprehensive income	$ 6,799	$ 3,929

	Nine Months Ended September 30,
	2011	2010

Net income	$ 8,652	$ 8,633
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $3,648 and $2,621, respectively	7,082	5,088
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $787 and $672, respectively	(1,528)	(1,304)
Add other-than-temporary impairment adjustment, net of tax of $645 and $256, respectively	1,252	496
Less non-credit portion of other-than-temporary impairment losses, net of tax of $58 and $0, respectively	(113)	---
Net unrealized depreciation and other amounts for interest rate derivatives, net of tax of $0 and $192, respectively	---	(372)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $2, respectively	2	4
Total other comprehensive income	6,695	3,912
Total comprehensive income	$15,347	$12,545

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Dollars in thousands, except share data)
(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The net income reported for the three and nine months ended September 30, 2011, is not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any other interim periods.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of September 30, 2011 and December 31, 2010, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

Goodwill and Identifiable Intangible Assets: In connection with acquisitions, the Company generally records as assets on its consolidated financial statements both goodwill and identifiable intangible assets, such as core deposit intangibles.

The Company evaluates whether the carrying value of its goodwill has become impaired, in which case the value is reduced through a charge to its earnings. Goodwill is evaluated for impairment at least annually, or upon a triggering event using certain fair value techniques. The Company’s annual measurement date is December 31. Goodwill impairment testing is performed at the segment (or "reporting unit") level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to the reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is to measure the amount of impairment. At September 30, 2011, there was no indication of impairment that led us to believe we needed to perform a two-step test.

At September 30, 2011 and December 31, 2010, the Company did not have any identifiable intangible assets on its consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$ 3,010	$ 2,870	$ 8,652	$ 8,633

Preferred stock dividends and accretion of discount	---	---	---	653
Net income available to common shareholders	$ 3,010	$ 2,870	$ 8,652	$ 7,980

Weighted average common shares outstanding
Basic	3,876,647	3,783,036	3,853,030	3,771,903
Effect of dilutive employee stock options	12,610	46,313	21,660	49,725
Diluted	3,889,257	3,829,349	3,874,690	3,821,628

Anti-dilutive options excluded from earnings per share calculation	129,030	167,642	127,030	154,324

Per Common Share Data:
Basic earnings per share	$ 0.78	$ 0.76	$ 2.25	$ 2.12
Diluted earnings per share	$ 0.77	$ 0.75	$ 2.23	$ 2.09

Note 4: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of September 30, 2011 and December 31, 2010:

September 30, 2011 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 27	$ ---	$ 1,027
Mortgage-backed securities:
US Government-sponsored enterprises	232,369	10,209	220	242,358
US Government agency	70,890	2,294	82	73,102
Private label	15,175	589	1,532	14,232
Obligations of states and political subdivisions thereof	58,325	1,963	2,592	57,696
Total	$377,759	$15,082	$4,426	$388,415

December 31, 2010 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 34	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	217,319	7,812	578	224,553
US Government agency	56,083	1,216	356	56,943
Private label	22,720	311	2,201	20,830
Obligations of states and political subdivisions thereof	60,245	327	6,050	54,522
Total	$357,367	$ 9,700	$9,185	$357,882

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of September 30, 2011. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due after one year through five years	$ 1,421	$ 1,461
Due after five years through ten years	18,375	18,995
Due after ten years	357,963	367,959
	$377,759	$388,415

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired ("OTTI").

For the three months ended September 30, 2011, the Company recorded total OTTI losses of $743 (before taxes), related to nine, available for sale, 1-4 family, private-label mortgage-backed securities ("MBS"), all but two of which the Company had previously determined were other-than-temporarily impaired. Of the $743 in total OTTI losses, $572 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $171 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $572 in estimated credit losses were recorded in earnings (before taxes), with the $171 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income. The additional credit losses principally reflect an increase in the future loss severity estimates resulting from depressed real estate markets, a weak economy and extended foreclosure timelines that affect the expected performance of the mortgage loans underlying these securities.

For the nine months ended September 30, 2011, the Company recorded total OTTI losses of $1,897 (before taxes), related to fourteen, available for sale, 1-4 family, private-label MBS", all but three of which the Company had previously determined was other-than-temporarily impaired. Of the $1,897 in total OTTI losses, $1,726 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $171 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $1,726 in estimated credit losses were recorded in earnings (before taxes), with the $171 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income. The additional credit losses principally reflected an increase in the future loss severity estimates resulting from depressed real estate markets, a weak economy and extended foreclosure timelines that affect the expected performance of the mortgage loans underlying these securities.

The OTTI losses recognized in earnings during the three and nine months ended September 30, 2011 represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of mortgage loans underlying each security. In estimating those cash flows the Company takes a variety of factors into consideration including, but not limited to, loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, original and current loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent and historical conditional prepayment rates and future conditional prepayment rate assumptions, and other estimates of future collateral performance.

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

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three and nine months ending September 30, 2011 and 2010.

	2011	2010

Estimated credit losses as of June 30,	$4,527	$3,015
Additions for credit losses for securities on which OTTI has been previously recognized	503	211
Additions for credit losses for securities on which OTTI has not been previously recognized	69	---
Estimated credit losses as of September 30,	$5,099	$3,226

	2011	2010

Estimated credit losses as of prior year-end	$3,373	$2,475
Additions for credit losses for securities on which OTTI has been previously recognized	1,313	751
Additions for credit losses for securities on which OTTI has not been previously recognized	413	---
Estimated credit losses as of September 30,	$5,099	$3,226

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

As of September 30, 2011, the Company held sixteen private-label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $5,799 where OTTI losses have been historically recognized in pre-tax earnings (dating back to the fourth quarter of 2008). For nine of these securities, the Company recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $369, net of tax, as included in accumulated OCI as of September 30, 2011. For the remaining seven securities, the total OTTI losses included in accumulated OCI amounted to $543, net of tax, as of September 30, 2011. As of September 30, 2011, the total net unrealized losses included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $174, net of tax, compared with $525 at December 31, 2010.

As of September 30, 2011, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at September 30, 2011. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2011 and December 31, 2010. All securities referenced are debt securities. At September 30, 2011, and December 31, 2010, the Company did not hold any common stock or other equity securities in its securities portfolio.
September 30, 2011	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government-sponsored enterprises	$12,942	14	$ 220	$ 20	1	$ ---	$ 12,962	15	$ 220
US Government agency	13,378	14	82	62	3	---	13,440	17	82
Private label	1,449	6	67	7,692	26	1,465	9,141	32	1,532
Obligations of states and political subdivisions thereof	6,245	8	87	13,048	60	2,505	19,293	68	2,592
Total	$34,014	42	$ 456	$20,822	90	$3,970	$ 54,836	132	$4,426

December 31, 2010	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government-sponsored enterprises	$34,940	37	$ 578	$ 20	1	$ ---	$ 34,960	38	$ 578
US Government agency	27,966	25	353	270	9	3	28,236	34	356
Private label	51	1	1	13,361	38	2,200	13,412	39	2,201
Obligations of states and Political subdivisions thereof	23,223	54	1,635	11,951	59	4,415	35,174	113	6,050
Total	$86,180	117	$2,567	$25,602	107	$6,618	$111,782	224	$9,185

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

  Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of September 30, 2011, the total unrealized losses on these securities amounted to $220, compared with $578 at December 31, 2010. All of these securities were credit rated "AA" by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at September 30, 2011 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

  Mortgage-backed securities issued by U.S. Government agencies: As of September 30, 2011, the total unrealized losses on these securities amounted to $82, compared with $356 at December 31, 2010. All of these securities were credit rated "AA" by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at September 30, 2011 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

  Private label mortgage-backed securities: As of September 30, 2011, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $1,532, compared with $2,201 at December 31, 2010. The Company attributes the unrealized losses at September 30, 2011 to the current illiquid market for non-agency mortgage-backed securities, a seriously depressed and still declining housing market, significantly elevated levels of home foreclosures, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label mortgage-backed securities owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future cash flows related to amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at September 30, 2011.

  Obligations of states of the U.S. and political subdivisions thereof: As of September 30, 2011, the total unrealized losses on the Bank’s municipal securities amounted to $2,592, compared with $6,050 at December 31, 2010. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed. At September 30, 2011, all municipal bond issuers were current on contractually obligated interest and principal payments. At September 30, 2011, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies.

The Company attributes the unrealized losses at September 30, 2011, to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, driven in part by current media attention and market concerns about the prolonged recovery from economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2011.

At September 30, 2011, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three and nine months ended September 30, 2011 and 2010.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net
Three months ended September 30,
2011	$17,984	$ 993	$ ---	$ 572	$ 421
2010	$ 6,743	$ 618	$ ---	$ 211	$ 407

Nine months ended September 30,
2011	$40,457	$2,313	$ ---	$1,726	$ 587
2010	$29,959	$1,975	$ ---	$ 751	$1,224

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

When a loan is classified as non-accrual or impaired, any payments received are typically applied to reduce the principal balance of the loan. In situations where the Company reasonably believes there is no longer doubt regarding the ultimate collectability of principal on a non-accrual or impaired loan, subsequent interest payments received are recorded as interest income on the cash basis in accordance with the contractual terms. For the three and nine months ended September 30, 2011 and 2010, the Company did not recognize any interest income on impaired loans using a cash-basis method of accounting during the time within those periods that the loans were impaired.

Loan origination and commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loans’ yield, using the level yield method over the estimated lives of the related loans.

The Company’s lending activities are principally conducted in downeast and midcoast Maine. The following table summarizes the composition of the loan portfolio as of September 30, 2011 and December 31, 2010:

LOAN PORTFOLIO SUMMARY

	September 30, 2011	December 31, 2010

Commercial real estate mortgages	$252,153	$260,357
Commercial and industrial	84,921	80,765
Commercial construction and land development	33,294	32,114
Agricultural and other loans to farmers	24,914	24,359
Total commercial loans	395,282	397,595

Residential real estate mortgages	231,062	231,434
Home equity loans	54,501	54,289
Consumer loans	24,085	4,417
Total consumer loans	309,648	290,140

Tax exempt loans	8,632	12,126

Deferred origination costs, net	656	809
Total loans	714,218	700,670
Allowance for loan losses	(8,153)	(8,500)
Total loans net of allowance for loan losses	$706,065	$692,170

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at September 30, 2011 approximately 36.3% of the commercial real estate mortgage portfolio is represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Construction and Land Development Loans: The Company makes loans to finance the construction of residential and, to a lesser extent, non-residential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described immediately above are also used in the Company’s construction lending activities. These underwriting guidelines apply both to loans for which repayment is largely or entirely dependent upon the project-specific economics, and loans to borrowers who demonstrate an ability to repay regardless of the time frame for development and/or sellout of the specific project. The Construction loans involve additional risks attributable to the fact that loan funds are advanced against a project under construction and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. In many cases the success of the project can also depend upon the financial support/strength of the borrower. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Residential Real Estate Mortgages: The Company originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties, substantially all of which are located in the Company’s market area, and are amortized over 10 to 30 years. All residential real estate loans were originated by the Company. From time to time the Company will sell longer term low rate, residential mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC") with servicing rights retained. This practice allows the Company to better manage interest rate risk and liquidity risk. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines for all loans, including those held in its portfolio. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through more stringent underwriting and periodic site inspections, including inspections at standard intervals.

Home Equity Loans: The Company originates home equity lines of credit and second mortgage loans which are secured by a second [junior] lien position on one-to-four-family residential real estate. These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

Non-performing Loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at September 30, 2011 and December 31, 2010.

TOTAL NON-PERFORMING LOANS

	September 30, 2011	December 31, 2010

Commercial real estate mortgages	$ 3,568	$ 3,572
Commercial and industrial loans	1,242	778
Commercial construction and land development	3,447	5,899
Agricultural and other loans to farmers	118	254
Total commercial loans	8,375	10,503

Residential real estate mortgages	3,522	3,022
Home equity loans	409	146
Consumer loans	126	---
Total consumer loans	4,057	3,168

Total non-accrual loans	12,432	13,671
Accruing loans contractually past due 90 days or more	39	6
Total non-performing loans	$12,471	$13,677

Allowance for loan losses to non-performing loans	65%	62%
Non-performing loans to total loans	1.75%	1.95%
Allowance to total loans	1.14%	1.21%

At September 30, 2011, total other real estate owned consisted of ten properties with a total carrying value of $1,500, compared to four properties with a total carrying value of $656 at December 31, 2010.

Troubled Debt Restructurings: During the nine months ended September 30, 2011, the Company did not have any troubled debt restructurings ("TDRs") in its loan portfolio.  In accordance with the guidance clarified by ASU 2011-02, "A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring," the Company reviews all loan modifications to determine whether such modifications constitute a TDR. In evaluating whether a restructuring is a TDR the Company must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the borrower is experiencing financial difficulties.

Past due loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at September 30, 2011 and December 31, 2010. Amounts shown exclude deferred loan origination fees and costs.
September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing
Commercial real estate mortgages	$1,549	$155	$2,369	$ 4,073	$248,080	$252,153	$---
Commercial and industrial	242	---	1,077	1,319	83,602	84,921	34
Commercial construction and land development	---	---	3,447	3,447	29,847	33,294	---
Agricultural and other loans to farmers	541	37	38	616	24,298	24,914	---
Residential real estate mortgages	688	340	2,091	3,119	227,943	231,062	---
Home equity	80	---	409	489	54,012	54,501	---
Consumer loans	110	157	117	384	23,701	24,085	5
Tax exempt	---	---	---	---	8,632	8,632	---
Total	$3,210	$689	$9,548	$13,447	$700,115	$713,562	$39

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 374	$ 663	$2,833	$ 3,870	$256,487	$260,357	$ 2
Commercial and industrial	37	5	483	525	80,240	80,765	---
Commercial construction and land development	---	---	704	704	31,410	32,114	---
Agricultural and other loans to farmers	85	48	90	223	24,136	24,359	---
Residential real estate mortgages	2,117	290	2,376	4,783	226,651	231,434	4
Home equity	68	32	68	168	54,121	54,289	---
Consumer loans	34	16	---	50	4,367	4,417	---
Tax exempt	---	---	---	---	12,126	12,126	---
Total	$2,715	$1,054	$6,554	$10,323	$689,538	$699,861	$ 6

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

Details of impaired loans as of September 30, 2011 and December 31, 2010 follows:

	For the period ended September 30			For the three months ended September 30		For the nine months ended September 30
2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$1,839	$ 1,839	$ ---	$1,740	$---	$1,199	$---
Commercial and industrial	901	971	---	972	---	638	---
Commercial construction and development	3,447	5,348	---	334	---	264	---
Agricultural and other loans to farmers	118	118	---	176	---	210	---
Subtotal	$6,305	$ 8,276	$ ---	$3,222	$---	$2,311	$---

With an allowance:
Commercial real estate mortgages	$1,729	$ 1,729	$579	$1,304	$---	$2,075	$---
Commercial and industrial	341	341	279	341	---	453	---
Commercial construction and development	---	---	---	4,608	---	4,735	---
Agricultural and other loans to farmers	---	---	---	---	---	---	---
Subtotal	$2,070	$ 2,070	$858	$6,253	$---	$7,263	$---

Total	$8,375	$10,346	$858	$9,475	$---	$9,574	$---

2010	For the period ended December 31
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate mortgages	$ 764	$ 764	$ ---
Commercial and industrial	240	240	---
Commercial construction and land development	225	225	---
Agricultural and other loans to farmers	254	254	---
Subtotal	$ 1,483	$ 1,483	$ ---

With an allowance:
Commercial real estate mortgages	$ 2,808	$ 2,808	$ 591
Commercial and industrial	538	725	159
Commercial construction and Land development	5,674	5,841	577
Agricultural and other loans to farmers	---	---	---
Subtotal	$ 9,020	$ 9,374	$1,327

Total	$10,503	$10,857	$1,327

The average recorded investment in impaired loans for the three and nine month periods ended September 30, 2010 were $5,564 and $5,964, respectively.

Credit Quality Indicators/Classified Loans: In monitoring the credit quality of the portfolio, management applies a credit quality indicator ("risk rating") to each category of commercial loans. These credit quality indicators range from one through nine, with a higher number correlating to increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Loans rated 1 through 5 are consistent with the regulators’ "Pass" ratings, and are generally allocated a lesser percentage allocation in the allowance for loan losses than loans rated from 6 through 9.

The Bank classifies commercial and commercial real estate loans which are considered to be of lesser quality as substandard, doubtful, or loss. The Bank considers a commercial or commercial real estate loan substandard when it contains a well defined weakness that jeopardizes the collection of a loan’s contractual principal and interest. Such a well defined weakness may include inadequate borrower cash flow, weak or inadequate collateral protection, and/or weak or inadequate guarantor support.

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

 Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but have some potential weaknesses, are designated special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which the lending officer may be unable to supervise properly because of: lack of expertise, inadequate loan agreement, the poor condition of or lack of control over collateral, failure to obtain proper documentation or any other deviations from prudent lending practices. Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention assets are not adversely classified and do not expose an institution to sufficient risks to warrant classification.

The following tables summarize the commercial loan portfolio as of September 30, 2011 and December 31, 2010 by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

September 30, 2011	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total

Pass	$224,602	$73,563	$26,304	$23,587	$348,056
Other Assets Especially Mentioned	21,246	8,737	2,782	866	33,631
Substandard	6,305	2,621	4,208	461	13,595
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$252,153	$84,921	$33,294	$24,914	$395,282

December 31, 2010	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total

Pass	$228,554	$69,566	$24,661	$ 22,735	$345,516
Other Assets Especially Mentioned	25,898	8,231	794	1,066	35,989
Substandard	5,905	2,968	6,659	558	16,090
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$260,357	$80,765	$32,114	$24,359	$397,595

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship level for all commercial loans. When a loan has a classification of 7 or higher, the Company analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other observable considerations.

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

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off based on regulatory requirements.

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 follows:

ALLOWANCE FOR LOAN LOSSES
SUMMARY OF LOAN LOSS EXPERIENCE
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

Balance at beginning of period	$ 8,500	$ 7,814
Charge offs:
Commercial real estate mortgages	99	374
Commercial and industrial	48	93
Commercial construction and land development	1,993	167
Agricultural and other loans to farmers	---	---
Residential real estate mortgages	178	160
Consumer loans	30	90
Home equity loans	56	100
Tax exempt loans	---	---
Total charge-offs	2,404	984

Recoveries:
Commercial real estate mortgages	7	1
Commercial and industrial loans	81	2
Commercial construction and land development	---	---
Agricultural and other loans to farmers	45	3
Residential real estate mortgages	40	105
Consumer loans	34	58
Home equity loans	---	41
Tax exempt loans	---	---
Total recoveries	207	210

Net charge-offs	2,197	774
Provision charged to operations	1,850	1,500

Balance at end of period	$ 8,153	$ 8,540

Average loans outstanding during period	$718,633	$677,829

Annualized net charge-offs to average loans outstanding	0.41%	0.15%

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011. The table also provides details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
Three Months Ended September 30, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 3,699	$ 1,618	$ 1,655	$ 347	$ 1,436	$ 304	$ 330	$ 146	$ 9,535
Charged Off	---	(42)	(1,993)	---	(101)	(2)	(56)	---	(2,194)
Recoveries	6	2	---	---	40	14	---	---	62
Provision	277	(81)	738	(17)	(75)	(42)	(10)	(40)	750
Ending Balance	$ 3,982	$ 1,497	$ 400	$ 330	$ 1,300	$ 274	$ 264	$ 106	$ 8,153

Nine Months Ended September 30, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500
Charged Off	(99)	(48)	(1,993)	---	(178)	(30)	(56)	---	(2,404)
Recoveries	7	81	---	45	40	34	---	---	207
Provision	(186)	227	1,394	62	116	197	44	(4)	1,850
Ending Balance	$ 3,982	$ 1,497	$ 400	$ 330	$ 1,300	$ 274	$ 264	$ 106	$ 8,153

of which:

Amount for loans individually evaluated for impairment	$ 579	$ 279	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ 858

Amount for loans collectively evaluated for impairment	$ 3,403	$ 1,218	$ 400	$ 330	$ 1,300	$ 274	$ 264	$ 106	$ 7,295

Loans individually evaluated for impairment	$ 3,568	$ 1,242	$ 3,447	$ 118	$ ---	$ ---	$ ---	$ ---	$ 8,375

Loans collectively evaluated for impairment	$248,585	$83,679	$29,847	$24,796	$231,062	$24,085	$54,501	$8,632	$705,187

December 31, 2010	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total

Ending Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$276	$ 110	$ 8,500

of which:

Amount for loans individually evaluated
for impairment	$ 591	$ 159	$ 577	$ ---	$ ---	$ ---	$ ---	$ ---	$ 1,327

Amount for loans collectively evaluated for impairment	$ 3,669	$ 1,078	$ 422	$ 223	$1,322	$ 73	$276	$ 110	$ 7,173

Loans individually evaluated for impairment	$ 3,572	$ 778	$ 5,899	$ 254	$ ---	$ ---	$ ---	$ ---	$ 10,503

Loans collectively evaluated for impairment	$256,785	$79,987	$26,215	$ 24,105	$ 231,434	$ 4,417	$54,289	$12,126	$689,358

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At September 30, 2011 and December 31, 2010, loans to the lodging industry amounted to approximately $91,444 and $86,142, respectively.

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

The following table summarizes the net periodic benefit costs for the three and nine months ended September 30, 2011 and 2010:

	Supplemental Executive Retirement Plans

Three Months Ended September 30,	2011	2010

Service cost	$ 12	$ 48
Interest cost	47	47
Amortization of actuarial loss	1	1
Net periodic benefit cost	$ 60	$ 96

	Supplemental Executive Retirement Plans

Nine Months Ended September 30,	2011	2010

Service cost	$ 36	$141
Interest cost	142	142
Amortization of actuarial loss	3	5
Net periodic benefit cost	$181	$288

The Company is expected to recognize $239 of expense for the foregoing plans for the year ended December 31, 2011. The Company is expected to contribute $205 to the foregoing plans in 2011. As of September 30, 2011, the Company had contributed $152.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Commitments to originate loans	$27,673	$24,112
Unused lines of credit	$89,953	$91,753
Un-advanced portions of construction loans	$ 8,705	$11,215
Standby letters of credit	$ 717	$ 750

As of September 30, 2011 and December 31, 2010, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Obligations of US Government- sponsored enterprises	$ ---	$ 1,027	$ ---	$ 1,027
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$242,358	$ ---	$242,358
US Government agencies	$ ---	$ 73,102	$ ---	$ 73,102
Private label	$ ---	$ 14,232	$ ---	$ 14,232
Obligations of states and political subdivisions thereof	$ ---	$ 57,696	$ ---	$ 57,696

December 31, 2010	Level Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Obligations of US Government- sponsored enterprises	$ ---	$ 1,034	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$224,553	$ ---	$224,553
US Government agencies	$ ---	$ 56,943	$ ---	$ 56,943
Private label	$ ---	$ 20,830	$ ---	$ 20,830
Obligations of states and political subdivisions thereof	$ ---	$ 54,522	$ ---	$ 54,522

The following table summarizes financial assets and financial liabilities measured at fair value during the quarter, on a non-recurring basis as of September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 9/30/11	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 9/30/11

Mortgage servicing rights	$ 138	$ ---	$138	$ ---	$ 190
Collateral dependent impaired loans	$1,729	$ ---	$ ---	$1,729	$1,150

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

The Company had total collateral dependent impaired loans with a carrying value of approximately $2,877 and $3,044, which had specific reserves included in the allowance of $579 and $334, at September 30, 2011, and December 31, 2010, respectively.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at September 30, 2011, and December 31, 2010, follows:

	September 30, 2011		December 31, 2010

	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 8,546	$ 8,546	$ 12,815	$ 12,815
Loans, net	$706,065	$715,508	$692,170	$696,515
Interest receivable	$ 4,226	$ 4,226	$ 4,159	$ 4,159
Securities, available for sale	$388,415	$388,415	$357,882	$357,882

Financial liabilities:
Deposits (with no stated maturity)	$387,115	$387,115	$354,754	$354,754
Time deposits	$374,979	$384,264	$353,574	$361,481
Borrowings	$270,962	$280,153	$300,014	$309,561
Interest payable	$ 807	$ 807	$ 1,078	$ 1,078

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, and financial condition at September 30, 2011, and December 31, 2010, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the third quarter 2011 and 2010 was $743 and $836, respectively, of tax-exempt interest income from certain investment securities and loans. For the nine months ended September 30, 2011 and 2010, the amount of tax-exempt income included in interest income was $2,312 and $2,591, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $359 and $396 in the third quarter of 2011 and 2010, respectively, and $1,113 and $1,228 for the nine months ended September 30, 2011 and 2010, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

SUMMARY FINANCIAL RESULTS

For the three months ended September 30, 2011 the Company reported net income available to common shareholders of $3,010, compared with $2,870 in the third quarter of 2010, representing an increase of $140, or 4.9%. The Company’s diluted earnings per share amounted to $0.77 for the quarter compared with $0.75 in the third quarter of 2010, representing an increase of $0.02, or 2.7%.

The Company’s annualized return on average shareholders’ equity ("ROE") amounted to 10.45% for the quarter, compared with 10.81% in the third quarter of 2010. The Company’s third quarter return on average assets ("ROA") amounted to 1.04%, unchanged compared with the third quarter of 2010.

For the nine months ended September 30, 2011, the Company’s net income available to common shareholders amounted to $8,652, compared with $7,980 for the same period in 2010, representing an increase of $672, or 8.4%. Diluted earnings per share amounted to $2.23 for the nine months ended September 30, 2011, compared with $2.09 for the same period in 2010, representing an increase of $0.14, or 6.7%.

For the nine months ended September 30, 2011, the Company’s ROE amounted to 10.60%, compared with 10.94% for the same period in 2010. The Company’s ROA amounted to 1.01%, compared with 1.07% for the first nine months of 2010.

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

Total Net Interest Income: For the three months ended September 30, 2011, net interest income on a tax equivalent basis amounted to $9,063, compared with $8,342 in the third quarter of 2010, representing an increase of $721, or 8.6%. As more fully discussed below, the increase in third quarter 2011 tax-equivalent net interest income compared with the third quarter of 2010 was principally attributed to average earning asset growth of $57,720, combined with a nine basis point improvement in the net interest margin.

For the nine months ended September 30, 2011, net interest income on a tax-equivalent basis amounted to $26,775, compared with $25,027 for the same period in 2010, representing an increase of $1,748, or 7.0%. As more fully discussed below, the increase in net interest income was principally attributed to average earning asset growth of $69,319, or 6.7%, and to a lesser extent a one basis point improvement in the tax-equivalent net interest margin.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and nine months ended September 30, 2011 and 2010:

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
THREE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010

	2011			2010
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 723,219	$ 8,813	4.83%	$ 681,646	$ 8,824	5.14%
Securities (2,3)	368,579	4,255	4.58%	349,992	4,449	5.04%
Federal Home Loan Bank stock	16,068	11	0.27%	16,068	---	0.00%
Fed funds sold, money market funds, and time
deposits with other banks	538	---	0.00%	2,978	2	0.27%

Total Earning Assets	1,108,404	13,079	4.68%	1,050,684	13,275	5.01%

Non-Interest Earning Assets:
Cash and due from banks	8,974			8,226
Allowance for loan losses	(9,698)			(8,611)
Other assets (2)	44,719			43,072
Total Assets	$1,152,399			$1,093,371

Interest Bearing Liabilities:
Deposits	$ 687,541	$ 2,202	1.27%	$ 635,884	$ 2,499	1.56%
Borrowings	279,903	1,814	2.57%	284,968	2,434	3.39%
Total Interest Bearing Liabilities	967,444	4,016	1.65%	920,852	4,933	2.13%
Rate Spread			3.03%			2.88%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	65,455			61,869
Other liabilities	5,202			5,288
Total Liabilities	1,038,101			988,009
Shareholders' equity	114,298			105,362
Total Liabilities and Shareholders' Equity	$1,152,399			$1,093,371
Net interest income and net interest margin (3)		9,063	3.24%		8,342	3.15%
Less: Tax Equivalent adjustment		(359)			(396)
Net Interest Income		$ 8,704	3.12%		$ 7,946	3.00%

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3)  For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME
NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010

	2011			2010
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 718,633	$26,188	4.87%	$ 677,829	$26,288	5.19%
Securities (2,3)	373,335	13,204	4.73%	343,857	13,376	5.20%
Federal Home Loan Bank stock	16,068	35	0.29%	16,068	---	0.00%
Fed funds sold, money market funds, and time
deposits with other banks	182	---	0.00%	1,145	2	0.23%

Total Earning Assets	1,108,218	39,427	4.76%	1,038,899	39,666	5.10%

Non-Interest Earning Assets:
Cash and due from banks	7,540			6,514
Allowance for loan losses	(9,313)			(8,384)
Other assets (2)	41,474			40,902
Total Assets	$1,147,919			$1,077,931

Interest Bearing Liabilities:
Deposits	$ 674,400	$ 6,606	1.31%	$ 625,848	$ 7,450	1.59%
Borrowings	300,036	6,046	2.69%	287,085	7,189	3.35%
Total Interest Bearing Liabilities	974,436	12,652	1.74%	912,933	14,639	2.14%
Rate Spread			3.02%			2.96%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	59,270			54,258
Other liabilities	5,112			5,228
Total Liabilities	1,038,818			972,419
Shareholders' equity	109,101			105,512
Total Liabilities and Shareholders' Equity	$1,147,919			$1,077,931
Net interest income and net interest margin (3)		26,775	3.23%		25,027	3.22%
Less: Tax Equivalent adjustment		(1,113)			(1,228)
Net Interest Income		$25,662	3.10%		$23,799	3.06%

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

For the three months ended September 30, 2011, the tax equivalent net interest margin amounted to 3.24%, compared with 3.15% in the third quarter of 2010, representing an improvement of nine basis points. As more fully discussed below, the increase in the net interest margin from the third quarter of 2010 was principally attributed to the weighted average cost of funds, which declined 15 basis points more than the weighted average earning asset yield. This improvement was partially offset by proportionately lower levels of tax-exempt interest income during the quarter ended September 30, 2011, compared with the same quarter in 2010.

For the nine months ended September 30, 2011, the tax-equivalent net interest margin amounted to 3.23%, compared with 3.22% for the same period in 2010, representing an improvement of one basis point. The improved net interest margin was principally attributed to the weighted average cost of funds, which declined six basis points more than the weighted average earning asset yield. This improvement was partially offset by proportionately lower levels of tax-exempt interest income during the first nine months of 2011, compared with the same period in 2010.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS
FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2011			2010				2009
Quarter:	3	2	1	4	3	2	1	4	3
Interest Earning Assets:
Loans (1,3)	4.83%	4.86%	4.93%	5.00%	5.14%	5.20%	5.22%	5.16%	5.27%
Securities (2,3)	4.58%	4.78%	4.79%	4.73%	5.04%	4.93%	5.64%	5.70%	5.90%
Federal Home Loan Bank stock	0.27%	0.30%	0.30%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.27%	0.00%	0.00%	0.00%	1.33%
Total Earning Assets	4.68%	4.77%	4.81%	4.83%	5.01%	5.03%	5.28%	5.26%	5.40%

Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	1.27%	1.30%	1.36%	1.50%	1.56%	1.57%	1.64%	1.73%	1.79%
Borrowings	2.57%	2.69%	2.81%	3.22%	3.39%	3.24%	3.42%	3.34%	3.19%
Total Interest Bearing Liabilities	1.65%	1.74%	1.82%	2.03%	2.13%	2.10%	2.21%	2.27%	2.29%

Rate Spread	3.03%	3.03%	2.99%	2.80%	2.88%	2.93%	3.07%	2.99%	3.11%

Net Interest Margin (3)	3.24%	3.23%	3.21%	3.06%	3.15%	3.17%	3.34%	3.27%	3.38%

Net Interest Margin without Tax Equivalent Adjustments	3.12%	3.09%	3.07%	2.92%	3.00%	3.01%	3.18%	3.10%	3.23%

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3) For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

For the three and nine months ended September 30, 2011, the weighted average yield on average earning assets amounted to 4.68% and 4.76%, compared with 5.01% and 5.10% for the same periods in 2010, representing declines of 33 and 34 basis points, respectively. These declines principally reflected the origination and competitive re-pricing of certain commercial loans, residential mortgage loan refinancing activity, and the replacement of cash flows from the securities portfolio during a period of historically low interest rates.

For the three and nine months ended September 30, 2011, the weighted average cost of interest bearing liabilities amounted to 1.65% and 1.74%, compared with 2.13% and 2.14% for the same periods in 2010, representing declines of 48 and 40 basis points, respectively. These declines principally reflected both the ongoing re-pricing of maturing time deposits and borrowings, as well as the gathering of certain deposits and borrowings in a historically low interest rate environment.

Interest and Dividend Income: For the three months ended September 30, 2011, total interest and dividend income on a tax-equivalent basis amounted to $13,079, compared with $13,275 in the third quarter of 2010, representing a decline of $196, or 1.5%. The decline in interest and dividend income was principally attributed to a 33 basis point decline in the weighted average earning asset yield, largely offset by average earning asset growth of $57,720, or 5.5%.

For the quarter ended September 30, 2011, tax-equivalent interest income from the securities portfolio amounted to $4,255, representing a decline of $194, or 4.4%, compared with the third quarter of 2010. The decline in interest income from securities was principally attributed to a 46 basis point decline in the weighted average securities portfolio yield to 4.58%, but was largely offset by average securities portfolio growth of $18,587, or 5.3%, compared with the third quarter of 2010. The decline in the weighted average securities yield was largely attributed to the ongoing replacement of moderately accelerated portfolio cash flows in a historically low interest rate environment, combined with incremental securities purchases at prevailing low market yields. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity and credit defaults.

For the quarter ended September 30, 2011, tax-equivalent interest income from the loan portfolio amounted to $8,813, representing a decline of $11 compared with the third quarter of 2010. While the average loan portfolio increased $41,573 or 6.1%, the impact of this increase was more than offset by a 31 basis point decline in the weighted average yield on the loan portfolio to 4.83%, compared with the third quarter of 2010. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as elevated levels of residential mortgage loan refinancing activity during a period of historically low interest rates.

For the nine months ended September 30, 2011, total tax-equivalent interest and dividend income amounted to $39,427, compared with $39,666 for the same period in 2010, representing a decline of $239, or 0.6%. The decline in interest and dividend income was principally attributed to a 34 basis point decline in the weighted average earning asset yield, largely offset by earning asset growth of $69,319, or 6.7%.

For the nine months ended September 30, 2011, tax-equivalent interest income from the securities portfolio amounted to $13,204, representing a decline of $172, or 1.3%, compared with the same period in 2010. The decline in interest income from securities was principally attributed to a 47 basis point decline in the weighted average securities portfolio yield to 4.73%, largely offset by average portfolio growth of $29,478, or 8.6%. As more fully discussed immediately above, the decline in the weighted average securities yield was largely attributed to the ongoing replacement of accelerated portfolio cash flows in a historically low interest rate environment, incremental securities purchases at low prevailing market yields, as well as the previously reported portfolio cash flow impact of the cumulative Fannie Mae and Freddie Mac securitized loan buyouts in 2010.

For the nine months ended September 30, 2011, tax-equivalent interest income from the loan portfolio amounted to $26,188, representing a decline of $100 compared with the same period in 2010. While the average loan portfolio increased $40,804 or 6.0%, the impact of this increase was more than offset by a 32 basis point decline in the weighted average yield on the loan portfolio to 4.87%. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as elevated levels of residential mortgage loan refinancing activity during a period of historically low interest rates.

Interest Expense: For the three months ended September 30, 2011, total interest expense amounted to $4,016, compared with $4,933 in the third quarter of 2010, representing a decline of $917, or 18.6%. The decline in interest expense was principally attributed to a 48 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was partially offset by a $46,592 or 5.1% increase in total average interest bearing liabilities, compared with the third quarter of 2010.

The decline in the third quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2010 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the three months ended September 30, 2011, the total weighted average cost of interest bearing liabilities amounted to 1.65%, compared with 2.13% for the same quarter in 2010, representing a decline of 48 basis points. The weighted average cost of interest bearing deposits declined 29 basis points to 1.27%, compared with the third quarter of 2010, while the weighted average cost of borrowed funds declined 82 basis points to 2.57%.

For the nine months ended September 30, 2011, total interest expense amounted to $12,652, compared with $14,639 for the same period in 2010, representing a decline of $1,987, or 13.6%. The decline in interest expense was principally attributed to a 40 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was partially offset by a $61,503 or 6.7% increase in total average interest bearing liabilities, compared with the nine months ended September 30, 2010.

The decline in the weighted average cost of interest bearing liabilities for the nine months ended September 30, 2011 compared with the same period in 2010 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the nine months ended September 30, 2011, the total weighted average cost of interest bearing liabilities amounted to 1.74%, compared with 2.14% for the same period in 2010, representing a decline of 40 basis points. The weighted average cost of interest bearing deposits declined 28 basis points to 1.31%, while the weighted average cost of borrowed funds declined 66 basis points to 2.69%.

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

 ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$530	$ (541)	$ (11)
Securities (2,3)	237	(431)	(194)
Investment in Federal Home Loan Bank stock	---	11	11
Fed funds sold, money market funds, and time
deposits with other banks	(2)	---	(2)

TOTAL EARNING ASSETS	$765	$ (961)	$(196)

Interest bearing deposits	203	(500)	(297)
Borrowings	(43)	(577)	(620)
TOTAL INTEREST BEARING LIABILITIES	$160	$(1,077)	$(917)

NET CHANGE IN NET INTEREST INCOME	$605	$ 116	$ 721

(1)  For purposes of these computations, non-accrual loans are included in average loans.
(2)  For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.
(3)  For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$1,921	$(2,021)	$ (100)
Securities (2,3)	1,164	(1,336)	(172)
Investment in Federal Home Loan Bank stock	---	35	35
Fed funds sold, money market funds, and time
deposits with other banks	(2)	---	(2)

TOTAL EARNING ASSETS	$3,083	$(3,322)	$ (239)

Interest bearing deposits	579	(1,423)	(844)
Borrowings	324	(1,467)	(1,143)
TOTAL INTEREST BEARING LIABILITIES	$ 903	$(2,890)	$(1,987)

NET CHANGE IN NET INTEREST INCOME	$2,180	$ (432)	$ 1,748

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

The credit quality of the Bank’s loan portfolio remained relatively stable during the three and nine months ended September 30, 2011. During the first half of 2011 the Bank experienced a low level of loss experience, with total net loan charge offs amounting to $65, or annualized net charge offs to average loans outstanding amounting to 0.02% of total average loans outstanding. And, while still at elevated levels, the Bank’s non-performing loans were down slightly from December 31, 2010.

For the three months ended September 30, 2011, the Bank recorded a provision of $750, compared with $450 in the third quarter of 2010, representing an increase of $300, or 66.7%. The provision recorded in the third quarter was principally attributed to a $1,872 charge-off of a real estate development loan to a local, non-profit, housing authority in support of an affordable housing project, of which $1,200 had already been allocated for in the Bank’s allowance for loan losses in prior reporting periods. During the third quarter the Bank obtained current appraisals for this housing project and, based on revised prospects for future cash flows and other considerations, classified this loan as collateral dependent and recorded it at fair value in the Company’s financial statements. This loan became a problem loan for the Bank in 2009 when the local town reconsidered a previously approved bond issuance that failed to gain voter support. That, combined with a depressed real estate market and declining real estate values over the past few years, ultimately led to the charge off of $1,872. Failure to realize expected cash flows during the third quarter of 2011 resulted in the revised future cash flows mentioned above.

For the nine months ended September 30, 2011, the Bank recorded a provision of $1,850, compared with $1,500 for the same period in 2010, representing an increase of $350, or 23.3%. The increase in the provision was largely attributed to an affordable housing project loan discussed immediately above. For the nine months ended September 30, 2011, total net loan charge-offs amounted to $2,197 of which $1,872, or 85.2%, was attributed to an affordable housing project loan.

The overall credit quality of the Bank’s loan portfolio remained relatively stable during the three and nine months ended September 30, 2011. At September 30, 2011, total non-performing loans stood at $12,471, representing an improvement of 8.8%, compared with December 31, 2010. In addition to non-performing loans the Bank has loans that are 30-89 days delinquent, which at September 30, 2011 totaled $3,242, representing an improvement of 13.5% compared with December 31, 2010. The Bank also identifies potential problem commercial loans, which at September 30, 2011 totaled $4,830, representing an improvement of 0.7% compared with December 31, 2010.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three months ended September 30, 2011, total non-interest income amounted to $2,064, compared with $2,065 for the same quarter in 2010, representing a decline of $1 or 0.0%.

For the nine months ended September 30, 2011, total non-interest income amounted to $5,281, compared with $5,770 for the same period in 2010, representing a decline of $489, or 8.5%. The year-to-date decline in non-interest income was principally attributed to a $637 decline in securities gains net of OTTI losses, as more fully discussed immediately below.

Total third quarter securities gains net of OTTI losses amounted to a net gain of $421, compared with a net gain of $407 in the third quarter of 2010, representing an increase of $14, or 3.4%. Third quarter net securities gains were comprised of realized gains on the sale of securities amounting to $993, offset by OTTI losses of $572 on certain available-for-sale, private label, residential mortgage-backed securities ("MBS"). For the nine months ended September 30, 2011, total securities gains net of OTTI losses amounted to a net gain of $587, compared with a net gain of $1,224 for the same period in 2010, representing a decline of $637, or 52.0%. Year-to-date net securities gains were comprised of realized gains on the sale of securities amounting to $2,313, offset by OTTI losses of $1,726 on certain available-for-sale, private label MBS. In all cases the OTTI losses represented management’s best estimate of credit losses on the mortgage loan collateral underlying certain private-label MBS. These credit losses principally reflected an increase in the loss severity and constant default rate estimates resulting from depressed and still declining real estate values, extended foreclosure timelines, and depressed economic conditions.

Further information regarding impaired securities, other-than-temporarily impaired securities, and evaluation of securities for impairment is incorporated by reference to Notes 2 and 4 of the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

For the three months ended September 30, 2011, trust and other financial service fees amounted to $746, representing a decline of $54 compared with the third quarter of 2010. The decline in trust and other financial services fees was principally attributed to the recording of $69 in tax return preparation fee income in the third quarter of 2010, whereas in 2011 the majority of these fees are expected to be recorded in the fourth quarter. In addition, fees from brokerage activities declined $14 or 9.2% in the third quarter of 2011, compared with the same quarter in 2010. The foregoing declines were largely offset by a $43 or 13.5% increase in credit and debit card services and fees and a $7 or 1.9% increase in service charges on deposits, compared with the third quarter of 2010.

For the nine months ended September 30, 2011, income from trust and other financial services amounted to $2,261, compared with $2,136 for the same period in 2010, representing an increase of $125, or 5.9%. The increase in fee income from trust and financial services was largely attributed to new client relationships and increased brokerage activity. Quarter-end assets under management stood at $322,451, representing an increase of $21,422 or 7.1% compared with September 30, 2010.

For the nine months ended September 30, 2011, income from service charges on deposit accounts amounted to $997, compared with $1,051 for the same period in 2010, representing a decline of $54, or 5.1%. The decline in service charges on deposit accounts was principally attributed to a decline in deposit account overdraft fees, reflecting reduced overdraft activity and the impact of new regulations. On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions of the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, limit the ability of a bank to offer overdraft protection to deposit customers without their consent and to derive fees from overdraft programs.

For the nine months ended September 30, 2011, credit and debit card service charges and fees amounted to $940, compared with $844 for the same period in 2010, representing an increase of $96, or 11.4%. The increase in credit and debit card service charges and fees was principally attributed to continued growth of the Bank’s demand deposits and NOW accounts, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Non-interest Expense

For the three months ended September 30, 2011, total non-interest expense amounted to $5,684, compared with $5,518 in the third quarter of 2010, representing an increase of $166, or 3.0%. For the nine months ended September 30, 2011, total non-interest expense amounted to $16,981, compared with $16,115 for the same period in 2010, representing an increase of $866, or 5.4%.

The increases in non-interest expense during the three and nine months ended September 30, 2011 compared with the same periods in 2010 were principally attributed to increases in salaries and employee benefits. For the three and nine months ended September 30, 2011, total salaries and employee benefits expense amounted to $3,267 and $9,334, compared with $3,001 and $8,863 for the same periods in 2010, representing increases of $266 and $471, or 8.9% and 5.3%, respectively. The increases in salaries and employee benefits expense were principally attributed to normal increases in base salaries, increased employee health insurance costs, as well as changes in staffing levels and mix. The increase in third quarter salaries and employee benefits compared with the same quarter in 2010 was also attributed to $128 in health insurance credits recorded in the third quarter of 2010 based on favorable claims experience.

For the three and nine months ended September 30, 2011, the Company’s occupancy expenses were up $33 and $127, or 10.4% and 12.4%, respectively. These increases were largely attributed to higher levels of grounds keeping and utilities expenses.

For the three months ended September 30, 2011 other operating expenses declined $140, or 9.6%. This decrease was attributed to a wide variety of expense declines including tax preparation fees for trust clients, telecommunication expenses, professional services and shareholder related expenses, and staff development expenses. For the nine months ended September 30, 2011, other operating expenses increased $91, or 2.3%, compared with the same period in 2010. The Company also experienced moderate period-over-period increases in equipment depreciation, software depreciation and maintenance contracts, which were largely related to a variety of technology upgrades and new technology systems and applications.

Income Taxes

For the three months ended September 30, 2011, total income taxes amounted to $1,324, compared with $1,173 in the third quarter of 2010, representing an increase of $151, or 12.9%. For the nine months ended September 30, 2011, total income taxes amounted to $3,460, compared with $3,321 for the same period in 2010, representing an increase of $139, or 4.2%.

The Company's effective tax rates for the three and nine months ended Septemeber 30, 2011 amounted to 30.5% and 28.6%, compared with 29.0% and 27.8% for the same periods in 2010. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at September 30, 2011 represented 61.8% and 33.6% of total assets, compared with 62.7% and 32.0% at December 31, 2010, respectively.

At September 30, 2011, the Company’s total assets amounted to $1,156,032, compared with $1,117,933 at December 31, 2010, representing an increase of $38,099, or 3.4%.

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

Securities available for sale represented 100% of total securities at September 30, 2011, and December 31, 2010. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At September 30, 2011, total net unrealized securities gains amounted to $10,656, compared with net unrealized gains of $515 at December 31, 2010.

Total Securities: At September 30, 2011, total securities amounted to $388,415, compared with $357,882 at December 31, 2010, representing an increase of $30,533, or 8.5%. Of this increase, $10,141 was attributed to an increase in unrealized securities gains compared with December 31, 2010. Securities purchased during the first nine months of 2011 principally consisted of mortgage-backed securities issued and guaranteed by U.S. Government agencies and sponsored-enterprises.

The following tables summarize the securities available for sale portfolio as of September 30, 2011 and December 31, 2010:

September 30, 2011 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 27	$ ---	$ 1,027
Mortgage-backed securities:
US Government-sponsored enterprises	232,369	10,209	220	242,358
US Government agency	70,890	2,294	82	73,102
Private label	15,175	589	1,532	14,232
Obligations of states and political subdivisions thereof	58,325	1,963	2,592	57,696
Total	$377,759	$15,082	$4,426	$388,415

December 31, 2010 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 34	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	217,319	7,812	578	224,553
US Government agency	56,083	1,216	356	56,943
Private label	22,720	311	2,201	20,830
Obligations of states and political subdivisions thereof	60,245	327	6,050	54,522
Total	$357,367	$ 9,700	$9,185	$357,882

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at September 30, 2011, amounted to an excess of $4,426, or 1.2% of the amortized cost of the total securities portfolio. At December 31, 2010 this amount represented an excess of $9,185, or 2.6% of the total securities portfolio. As of September 30, 2011, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $3,970, compared with $6,618 at December 31, 2010.

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

At September 30, 2011, the Bank’s investment in FHLB stock totaled $16,068, unchanged compared with December 31, 2010.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. This moratorium continued throughout 2010 and the first nine months of 2011. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.

In the first quarter of 2009, the FHLB advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for all of 2009 were suspended and that continued to be the case throughout 2010. Following five consecutive quarters of profitability, the FHLB’s board of directors declared first, second, third and fourth quarter 2011 cash dividends equal to an annual yield of 0.30%, 0.31%, 0.27% and 0.30%, respectively, based on the average stock outstanding. The FHLB’s board of directors anticipates it will continue to declare modest cash dividends, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label MBS or mortgage loan portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of September 30, 2011, and, in the most recent information available, was classified "adequately capitalized" by its regulator, the Federal Housing Finance Agency, as of June 30, 2011. The FHLB also reported a total regulatory capital-to-asset ratio of 8.5% at September 30, 2011, exceeding the regulatory minimum requirement of 4.0%, and its permanent capital was $4.1 billion, exceeding its $850.9 million minimum regulatory risk-based capital requirement.

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy, liquidity position and return to profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of September 30, 2011. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At September 30, 2011, total loans stood at $714,218, compared with $700,670 at December 31, 2010, representing an increase of $13,548, or 1.9%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	September 30, 2011	December 31, 2010

Commercial real estate mortgages	$252,153	$260,357
Commercial and industrial	84,921	80,765
Commercial construction and land development	33,294	32,114
Agricultural and other loans to farmers	24,914	24,359
Total commercial loans	395,282	397,595

Residential real estate mortgages	231,062	231,434
Home equity loans	54,501	54,289
Consumer loans	24,085	4,417
Total consumer loans	309,648	290,140

Tax exempt loans	8,632	12,126

Deferred origination costs(fees), net	656	809
Total loans	714,218	700,670
Allowance for loan losses	(8,153)	(8,500)
Total loans net of allowance for loan losses	$706,065	$692,170

Commercial Loans: At September 30, 2011, total commercial loans amounted to $395,282, compared with $397,595 at December 31, 2010, representing a decline of $2,313, or 0.6%. Commercial loan growth has been challenged by declining loan demand reflecting a troubled economy, economic uncertainty, and strong competition for quality loans.

At September 30, 2011, commercial loans represented 55.3% of the Bank’s total loan portfolio, compared with 56.7% at December 31, 2010.

Consumer Loans: At September 30, 2011, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $309,648, compared with $290,140 at December 31, 2010, representing an increase of $19,508, or 6.7%.

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

At September 30, 2011, the Bank’s residential real estate mortgage loan portfolio totaled $231,062, compared with $231,434 at December 31, 2010, representing a decline of $372, or 0.2%. Residential mortgage loan origination activity continued at a slow pace during the first nine months of 2011, largely reflecting current economic conditions, depressed real estate market values, and uncertainties with respect to further real estate declines in the communities served by the Bank. During the first nine months of 2011, loans originated and closed by the Bank were essentially offset by cash flows, principal pay-downs and loan re-financings from the existing residential real estate loan portfolio.

Tax Exempt Loans: At September 30, 2011, tax exempt loans, amounted to $8,632, compared with $12,126 at December 31, 2010, representing a decline of $3,494, or 28.8%.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status, loans that have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. During the nine months ended September 30, 2011, there were no troubled debt restructurings in the loan portfolio. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	September 30, 2011	December 31, 2010

Commercial real estate mortgages	$ 3,568	$ 3,572
Commercial and industrial loans	1,242	778
Commercial construction and land development	3,447	5,899
Agricultural and other loans to farmers	118	254
Total commercial loans	8,375	10,503

Residential real estate mortgages	3,522	3,022
Home equity loans	409	146
Consumer loans	126	---
Total consumer loans	4,057	3,168

Total non-accrual loans	12,432	13,671
Accruing loans contractually past due 90 days or more	39	6
Total non-performing loans	$12,471	$13,677

Allowance for loan losses to non-performing loans	65%	62%
Non-performing loans to total loans	1.75%	1.95%
Allowance to total loans	1.14%	1.21%

At September 30, 2011, total non-performing loans amounted to $12,471, compared with $13,677 at December 31, 2010, representing a decline of $1,206, or 8.8%.

One commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $3,218, or 25.8% of total non-performing loans at September 30, 2011, down from $5,194, or 38.0% at December 31, 2010. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no further construction risk. The primary source of repayment is the sale of the housing units. This loan is impaired and was put on non-accrual status in 2010. During the quarter ended September 30, 2011 the Bank charged off $1,872 of the outstanding balance for this loan, of which $1,200 had already been allocated for in the Bank’s allowance for loan losses in prior reporting periods. During the third quarter the Bank obtained current appraisals for this housing project and, based on revised prospects for future cash flows and other considerations, classified this loan as collateral dependent and recorded it at fair value in the Company’s financial statements.

Non-performing commercial real estate mortgages amounted to $3,568 at September 30, 2011, down from $3,572 at December 31, 2010. At September 30, 2011, non-performing commercial real estate mortgages were represented by thirteen business relationships, with outstanding balances ranging from $22 to $879.

Non-performing commercial and industrial loans amounted to $1,242 at September 30, 2011, up from $778 at December 31, 2010. At September 30, 2011, non-performing commercial and industrial loans were represented by fourteen business relationships, with outstanding balances ranging from $3 to $373.

Non-performing commercial construction and land development loans totaled $3,447 at September 30, 2011, compared with $5,899 at December 31, 2010, representing a decline of $2,452. This category of non-performing loans included the $3,218 housing authority loan discussed immediately above. At September 30, 2011, non-performing commercial construction and land development loans were represented by two business relationships, with outstanding balances of $229 and $3,218.

Non-performing residential real estate mortgages totaled $3,522 at September 30, 2011, compared with $3,022 at December 31, 2010, representing an increase of $500, or 16.5%. At September 30, 2011, non-performing residential real estate loans were represented by thirty-nine, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $5 to $446.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at September 30, 2011, Bank management is cognizant of the weakened real estate market, elevated unemployment rates and depressed economic conditions overall. Bank management recognizes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time. Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $3,242 and $3,749 at September 30, 2011 and December 31, 2010, or 0.45% and 0.54% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At September 30, 2011, the Bank identified twenty-five commercial relationships totaling $4,830 as potential problem loans, or 0.68% of total loans. At December 31, 2010, the Bank identified eighteen commercial relationships totaling $4,886 as potential problem loans, or 0.70% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Allowance for Loan Losses: At September 30, 2011, the allowance for loan losses (the "allowance") stood at $8,153, compared with $8,500 at December 31, 2010, representing a decline of $347, or 4.1%. The decline in the allowance from December 31, 2010 was principally attributed to the charge-off of a commercial construction and land development loan in the current quarter as discussed immediately above under non-performing loans, of which $577 was allocated for in the Bank’s December 31, 2010 allowance.

At September 30, 2011, the allowance expressed as a percentage of total loans stood at 1.14%, down from 1.21% at December 31, 2010. At September 30, 2011, the allowance expressed as a percentage of non-performing loans stood at 65.4%, up from 62.1% at December 31, 2010. At September 30, 2011, total non-performing loans to total loans stood at 1.75%, down from 1.95% at December 31, 2010. The foregoing changes principally resulted from the commercial construction and land development loan charge-off discussed immediately above, combined with declines in non-performing loans, 30-90 day delinquent performing loans, and potential problem loans, compared with December 31, 2010.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $2,877 as of September 30, 2011, compared with $3,044 as of December 31, 2010. The related allowances for loan losses on these loans amounted to $579 as of September 30, 2011, compared with $334 as of December 31, 2010.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the nine-month periods ended September 30, 2011 and 2010.

ALLOWANCE FOR LOAN LOSSES
NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010

	2011	2010

Balance at beginning of period	$ 8,500	$ 7,814
Charge offs:
Commercial real estate mortgages	99	374
Commercial and industrial	48	93
Commercial construction and land development	1,993	167
Agricultural and other loans to farmers	---	---
Residential real estate mortgages	178	160
Consumer loans	30	90
Home equity loans	56	100
Tax exempt loans	---	---
Total charge-offs	2,404	984

Recoveries:
Commercial real estate mortgages	7	1
Commercial and industrial loans	81	2
Commercial construction and land development	---	---
Agricultural and other loans to farmers	45	3
Residential real estate mortgages	40	105
Consumer loans	34	58
Home equity loans	---	41
Tax exempt loans	---	---
Total recoveries	207	210

Net charge-offs	2,197	774
Provision charged to operations	1,850	1,500

Balance at end of period	$ 8,153	$ 8,540

Average loans outstanding during period	$718,633	$677,829

Annualized net charge-offs to average loans outstanding	0.41%	0.15%

The Bank’s loan losses significantly exceeded historical experience for the three and nine months ended September 30, 2011. For the three months ended September 30, 2011, total net loan charge-offs amounted to $2,132, of which $1,872 or 87.8% was attributed to the non-performing affordable housing project loan discussed immediately above. For the nine months ended September 30, 2011, total net loan charge-offs amounted to $2,197, or annualized net charge-offs to average loans outstanding of 0.41%, compared with $744 or 0.15% for the same period in 2010. Of the $2,197 in year-to-date 2011 charge-offs, 85.2% was attributed to the affordable housing project loan discussed immediately above.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the nine months ended September 30, 2011.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at September 30, 2011, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At September 30, 2011, the Bank’s OREO consisted of ten properties with a carrying value of $1,500 compared with four properties with a carrying value of $656 at December 31, 2010. Eight residential and two commercial properties comprised the September 30, 2011 balance of OREO.

Deposits

During the three and nine months ended September 30, 2011, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At September 30, 2011, total deposits stood at $762,094, compared with $708,328 at December 31, 2010, representing an increase of $53,766, or 7.6%.

At September 30, 2011, the Bank’s demand deposits and now accounts combined totaled $167,434 compared with $143,006 at December 31, 2010, representing an increase of $24,428 or 17.1%, largely reflecting the seasonality of the Bank’s deposit base. At September 30, 2011 the Bank’s savings, money market and time deposits totaled $594,660, compared with $565,322 at December 31, 2010, representing an increase of $29,338, or 5.2%.

A portion of the Bank’s time deposits include certificates of deposit obtained from the national market. This source of funds is generally utilized to help support the Bank’s earning asset growth and seasonal deposit outflows, while maintaining its strong on-balance-sheet liquidity position via secured borrowing lines of credit with the FHLB of Boston and the Federal Reserve Bank of Boston.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering time deposits, the Bank generally prices these deposits on a relationship basis. At September 30, 2011, the weighted average cost of time deposits was 1.90% compared with 2.13% at December 31, 2010. Given the current, historically low interest rate environment and the Bank’s continuing rate of time deposit maturities, Company management anticipates that the weighted average cost of time deposits will continue to show declines over the next twelve months.

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

At September 30, 2011, total borrowings amounted to $270,962, compared with $300,014 at December 31, 2010, representing a decline of $29,052, or 9.7%, compared with December 31, 2010. The decline in total borrowings was principally attributed to strong seasonal deposit inflows that were largely used to pay down borrowings. In addition, during the nine months ended September 30, 2011, the Bank shifted a portion of its borrowings from the FHLB to long-term brokered certificates of deposits at historically low interest rates, which strengthened both its on-balance-sheet interest rate risk profile and its on balance sheet liquidity position.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at September 30, 2011, the Company maintained its strong capital position and continued to be a ""well-capitalized" financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of September 30, 2011, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At September 30, 2011 the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 16.16%, 14.38% and 9.30%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at September 30, 2011 and December 31, 2010, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
As of December 31, 2010	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$120,157	16.16%	$59,472	8.0%	N/A
Bank	$120,210	16.19%	$59,388	8.0%	$74,235	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$106,898	14.38%	$29,736	4.0%	N/A
Bank	$106,951	14.41%	$29,694	4.0%	$44,541	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$106,898	9.30%	$45,964	4.0%	N/A
Bank	$106,951	9.31%	$45,927	4.0%	$57,409	5.0$

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
As of December 31, 2010	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$113,741	15.41%	$59,065	8.0%	N/A
Bank	$114,735	15.56%	$58,999	8.0%	$73,748	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$100,166	13.57%	$29,532	4.0%	N/A
Bank	$101,160	13.72%	$29,499	4.0%	$44,249	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$100,166	9.01%	$44,493	4.0%	N/A
Bank	$101,160	9.10%	$44,459	4.0%	$55,574	5.0%

Series A Fixed Rate Cumulative Perpetual Preferred Stock and Warrant: As previously reported, on February 24, 2010 the Company redeemed all 18,751 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock") sold to the U.S. Department of the Treasury (the "Treasury") in the first quarter of 2009 as part of the Capital Purchase Program ("CPP") established by the Treasury under the Emergency Economic Stabilization Act of 2008. The Company paid $18,774 to the Treasury to redeem the Preferred Stock, consisting of $18,751 of principal and $23 of accrued and unpaid dividends. As a result of the repurchase, the Company accelerated the accretion of $496 in preferred stock discount, reducing first quarter 2010 net income available to common shareholders and diluted earnings per share by $496 and $0.13, respectively. Total preferred stock dividends and accretion of discount amounted to $653 for the nine months ended September 30, 2010, compared with none in 2011.

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

The Company paid a regular cash dividend of $0.275 per share of common stock in the third quarter of 2011, representing an increase of $0.015 or 5.8% compared with the dividend paid for the same quarter in 2010. The Company’s Board of Directors recently declared a fourth quarter 2011 regular cash dividend of $0.28 per share of common stock, representing an increase of $0.015, or 5.7% compared with the fourth quarter of 2010.

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

As of September 30, 2011, the Company had repurchased 87,576 shares of stock under this plan, at a total cost of $2,412 and an average price of $27.55 per share. During the nine months ended September 30, 2011, 10,794 shares were repurchased under the plan. The Company recorded the repurchased shares as treasury stock.

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

At September 30, 2011, commitments under existing standby letters of credit totaled $717, compared with $750 at December 31, 2010. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table details the notional or contractual amount for financial instruments with off-balance sheet risk as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Commitments to originate loans	$ 27,673	$ 24,112
Unused lines of credit	89,953	91,753
Un-advanced portions of construction loans	8,705	11,215
Total	$126,331	$127,080

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets. At September 30, 2011, liquidity, as measured by the basic surplus/deficit model, was 11.4% over both the 30-day and 90-day horizons.

At September 30, 2011, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $150 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody ("BIC") program and the Discount Window at the Federal Reserve Bank of Boston. At September 30, 2011 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $177,288, or 15.3% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and has been using this funding source to bolster its on-balance sheet liquidity position.

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

ASU No. 2011-02, "Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 did not have a significant impact on the Company’s financial statements.

In August 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment." This ASU permits an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for identifying whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The Company believes the adoption of this new guidance will not have a material effect on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 "Comprehensive Income (Topic 220) — Presentation of Comprehensive Income." ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is assessing the impact of ASU 2011-05 on our comprehensive income presentation.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2011, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% - 0.25% and the two-year U.S. Treasury note of 0.24% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK
CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO
SEPTEMBER 30, 2011

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$(360)	$20
Net interest income (%)	-1.02%	0.06%
Year 2
Net interest income ($)	$(1,892)	$1,435
Net interest income (%)	-5.39%	4.09%

As more fully discussed below, the September 30, 2011 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one and two-year horizons.

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

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will remain stable over the one-year horizon and then trend steadily upward over the two-year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price proportionately with earning asset yields. As funding costs begin to stabilize late in the first year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and increases in net interest income over the two year horizon and beyond. Management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year horizon should short-term and long-term interest rates rise in parallel. Over the two-year horizon and beyond, management believes low to moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

            (a)     None

            (b)     None

            (c)     The following table provides information with respect to any purchase of shares of the Company’s stock made by or on behalf of the Company or any "affiliated purchaser," for the quarter ended September 30, 2011.
	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2011	1,220	$28.31	1,220	217,778
August 1-31, 2011	870	$28.33	870	216,908
September 1-30, 2011	4,484	$28.20	4,484	212,424

Item 3: Defaults Upon Senior Securities None

Item 4: (Removed and Reserved)

Item 5: Other Information

            (a)     None

            (b)     None

Item 6: Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index hereto and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/ Joseph M. Murphy

Date: November 8, 2011	Joseph M. Murphy
President & Chief Executive Officer

/s/ Gerald Shencavitz

Date: November 8, 2011	Gerald Shencavitz
Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008).

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009).
11.1	Statement re computation of per share earnings (data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q).

31.1*	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

32.1**	Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer under 18 U.S.C. Section 1350

101***	Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.