Form 10-K
period 2011-12-31
BAR HARBOR BANKSHARES
filed 2012-03-15
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 001-13349

BAR HARBOR BANKSHARES

(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification No.)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

          Title of class                                                Name of exchange on which registered

  Common Stock, $2.00 par value per share

     NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑

The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $106,145,336 based on the closing sale price of the common stock on the NYSE Amex on June 30, 2011, the last trading day of the registrant’s most recently completed second quarter.

Number of shares of Common Stock par value $2.00 outstanding as of March 1, 2012:  3,879,834

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Investors are cautioned that forward-looking statements are inherently uncertain. Forward-looking statements include, but are not limited to, those made in connection with estimates with respect to the future results of operations, financial condition, and the business of Bar Harbor Bankshares (the “Company”) which are subject to change based on the impact of various factors that could cause actual results to differ materially from those projected or suggested due to certain risks and uncertainties. Those factors include but are not limited to:

(i)

The Company's success is dependent to a significant extent upon general economic conditions in Maine, and Maine's ability to attract new business, as well as factors that affect tourism, a major source of economic activity in the Company’s immediate market areas;

(ii)

The Company's earnings depend to a great extent on the level of net interest income (the difference between interest income earned on loans and securities and the interest expense paid on deposits and borrowings) generated by the Company’s wholly-owned banking subsidiary, Bar Harbor Bank & Trust, (the “Bank”), and thus the Company’s results of operations may be adversely affected by increases or decreases in interest rates;

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	6

	Organization	6
	Bar Harbor Bank & Trust	6
	Bar Harbor Trust Services	8
	Competition	8
	Management and Employees	9
	Supervision and Regulation	9
	Financial Information About Industry Segments	25
	Availability of Information – Company Website	25

ITEM 1A	RISK FACTORS	25

ITEM 1B	UNRESOLVED STAFF COMMENTS	33

ITEM 2	PROPERTIES	33

ITEM 3	LEGAL PROCEEDINGS	34

ITEM 4	MINE SAFETY DISCLOSURES	34

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	34

	Market Information	34
	Dividends	35
	Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities	36
	Purchase of Equity Securities by the Issuer and Affiliated Purchasers	36
	Stock Based Compensation Plans	36
	Transfer Agent Services	37

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	38

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39

	Executive Overview	39
	Application of Critical Accounting Policies	42
	Financial Condition	44
	Results of Operations	71

PART I

ITEM 1. BUSINESS

Organization

Bar Harbor Bankshares (the “Company”) (“BHB”) was incorporated under the laws of the state of Maine on January 19, 1984. At December 31, 2011, the Company had total consolidated assets of $1.17 billion and total shareholders’ equity of $118.3 million.

The Company has one, wholly-owned first tier operating subsidiary, Bar Harbor Bank & Trust (the “Bank”), a community bank, which offers a wide range of deposit, loan, and related banking products, as well as brokerage services provided through a third-party brokerage arrangement. In addition, the Company offers trust and investment management services through its second tier subsidiary, Bar Harbor Trust Services (“Trust Services”), a Maine chartered non-depository trust company. These products and services are offered to individuals, businesses, not-for-profit organizations and municipalities.

The Company is a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Company is also a Maine Financial Institution Holding Company for the purposes of the laws of the state of Maine, and as such is subject to the jurisdiction of the Superintendent (the “Superintendent”) of the Maine Bureau of Financial Institutions (“BFI”).

Bar Harbor Bank & Trust

The Bank, originally founded in 1887, is a Maine financial institution, and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum extent permitted by law. The Bank is subject to the supervision, regulation, and examination of the FDIC and the BFI. It is not a member of the Federal Reserve Bank.

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

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a material adverse effect on its business. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have historically not had a material adverse impact on the Bank or its liquidity position. Approximately 91.3% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on all of the deposit account products it offers and does not anticipate any material loss of these deposits.

The Bank emphasizes personal service to the community, with a concentration on retail banking. Customers are primarily individuals and small businesses to which the Bank offers a wide variety of products and services.

Retail Products and Services: The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and borrowing needs of its retail customers. The Bank’s retail deposit products and services include checking accounts, interest bearing NOW accounts, money market accounts, savings accounts, club accounts, short-term and long-term certificates of deposit, Health Savings Accounts, and Individual Retirement Accounts. Credit products and services include home mortgages, residential construction loans, home equity loans and lines of credit, credit cards, installment loans, and overdraft protection services. The Bank provides secured and unsecured installment loans for new or used automobiles, boats, recreational vehicles, mobile homes and other personal needs. The Bank also offers other customary products and services such as safe deposit box rentals, wire transfers, check collection services, foreign currency exchange, money orders, and U.S. Savings Bonds redemptions.

The Bank staffs a customer service center, providing customers with telephone and e-mail responses to their questions and needs. The Bank also offers free banking-by-mail services.

Retail Brokerage Services: The Bank retains Infinex Investments, Inc., (“Infinex”) as a full service third-party broker-dealer, conducting business under the assumed business name “Bar Harbor Financial Services.”  Bar Harbor Financial Services is a branch office of Infinex, an independent registered broker-dealer offering securities and insurance products that is not affiliated with the Company or its subsidiaries. These products are not deposits, are not insured by the FDIC or any other government agency, are not guaranteed by the Bank or any affiliate, and may be subject to investment risk, including possible loss of value.

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

Electronic Banking Services: The Bank continues to offer free Internet banking services, including free check images and electronic bill payment, through its dedicated website at www.BHBT.com. Additionally, the Bank offers TeleDirect, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Automated Teller Machines (ATMs) are located at each of the Bank’s twelve (12) branch locations. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to 170 ATMs throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

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

The Bank offers a variety of commercial deposit accounts, most notably business checking and tiered money market accounts. These accounts are typically used as operating accounts or short-term savings vehicles. The Bank’s cash management services provide business customers with short-term investment opportunities through a cash management sweep program, whereby excess operating funds over established thresholds are swept into overnight securities sold under agreements to repurchase. The Bank also offers Business On-Line Direct (“BOLD”) an Internet banking service for businesses. This service allows business clients to view their account histories, print statements, view check images, order stop payments, transfer funds between accounts, and transmit Automated Clearing House (ACH) files. The Bank also offers remote deposit capture, enabling its business customers to deposit checks remotely. Other commercial banking services include merchant credit card processing provided through a third party vendor, night depository, and coin and currency handling.

Bar Harbor Trust Services

Trust Services is a Maine chartered non-depository trust company and a wholly-owned subsidiary of the Bank. Trust Services provides a comprehensive array of trust and investment management services to individuals, businesses, not-for-profit organizations, and municipalities of varying asset size.

Trust Services serves as trustee of both living trusts and trusts under wills, including revocable and irrevocable, charitable remainder and testamentary trusts, and in this capacity holds, accounts for and manages financial assets, real estate and special assets. Trust Services offers custody, estate settlement, and fiduciary tax services. Additionally, Trust Services offers employee benefit trust services for which it acts as trustee, custodian, administrator and/or investment advisor, for employee benefit plans and for corporate, self-employed, municipal and not-for-profit employers located throughout the Company’s market areas.

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2011, Trust Services served 758 client accounts, with assets under management and assets held in custody amounting to $333.9 million and $23.7 million, respectively.

Competition

The Company competes principally in downeast and midcoast Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be in Hancock, Knox, and Washington counties, each in the state of Maine. According to the 2010 Census Bureau Report estimate, the population of these three counties was 54,418, 39,736, and 32,856, respectively, representing a combined population of approximately 127,010. The economies in these three counties are based primarily on tourism, healthcare, fishing, aquaculture, agriculture, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

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

Joseph M. Murphy also serves as President and Chief Executive Officer of the Bank. Gerald Shencavitz also serves as Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer of the Bank, and Chief Financial Officer of Trust Services. Other senior operating positions in the Company include a President of Trust Services and Executive Vice Presidents in charge of retail banking, business banking and risk management, and Senior Vice Presidents in charge of human resources and sales & marketing.

As of December 31, 2011, the Bank employed 152 full-time equivalent employees, Trust Services employed 13 full-time equivalent employees, and the holding company employed 3 full-time employees, representing a full-time equivalent complement of 168 employees of the Company.

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

Supervision and Regulation

In addition to the generally applicable state and federal laws governing businesses and employers, bank holding companies and banks are extensively regulated under both federal and state law. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the Deposit Insurance Fund (“DIF”) of the FDIC or the protection of consumers or classes of consumers, rather than the specific protection of the shareholders of the Company. Bank holding companies and banks that fail to conduct their operations in a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including restrictions imposed on their operations. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable laws or regulations may have an adverse effect on the results of operation and financial condition of the Company and the Bank.

Primary Federal Regulators

The primary federal banking regulatory authority for the Company is the Board of Governors of the Federal Reserve System (the “FRB”), acting pursuant to its authority to regulate bank holding companies. The primary federal regulatory authority of the Bank is the FDIC because the Bank is an insured depository institution which is not a member bank of the Federal Reserve System.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The goals of the Dodd-Frank Act include restoring public confidence in the financial system following the financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Further, the Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on prudential regulation of individual financial institutions. However, the Dodd-Frank Act itself may be more appropriately considered as a blueprint for regulatory change, as many of the provisions in the Dodd-Frank Act require that regulatory agencies draft implementing regulations. In many cases, such implementing regulations have not yet been promulgated and it may be, in some cases, years before the study and rulemaking processes called for by the Dodd-Frank Act are concluded. Among other significant developments, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system, and in an effort to end the notion that any financial institution is “too big to fail,” gave federal regulators new authority to take control of and liquidate systemically important but distressed financial firms. The Dodd-Frank Act additionally created a new independent federal regulator, the Consumer Financial Protection Bureau (the “CFPB”), which, as of July 21, 2011, is exclusively authorized to draft rules for designated federal consumer protection laws. The CFPB shares examination, supervision and enforcement authority with other federal regulators. Despite its broad scope in certain banking areas, the Dodd-Frank Act generally does not provide significant regulatory reform regarding Fannie Mae, Freddie Mac or the Federal Home Loan Bank System. The Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions and implementing regulations continue to take effect. Among the provisions that are likely to affect the Company or the Bank are the following:

Deposit Insurance. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also broadened the FDIC insurance assessment base. Assessments are now generally based on the average consolidated total assets less the average tangible equity capital of an institution, rather than on the deposit base of such institution. The Dodd-Frank Act (i) requires the FDIC to increase the DIF’s reserve ratio from 1.15% to 1.35% of insured deposits by September 30, 2020, (ii) removes the upper limit of 1.5% on the DIF’s designated reserve ratio, which is a long-term target ratio, and (iii) requires the FDIC to offset the effect on insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, and continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%. However, the FDIC is granted sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

Corporate Governance. The Dodd-Frank Act and the implementing regulations thereunder require publicly traded companies to give shareholders a non-binding vote on (i) executive compensation, commonly referred to as a “say-on-pay” vote, at their first annual meeting taking place after January 21, 2011 and at least once every three years thereafter and (ii) on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. In 2010, the SEC adopted Rule 14a-11 under the Securities Exchange Act of 1934, as amended, the “proxy access” rule, which provided that eligible shareholders may require a company to include one or more nominees in the company’s proxy materials, unless applicable laws or corporate governance documents prohibited shareholder nominations; however, after litigation in which the presiding court vacated Rule 14a-11, the SEC announced that it would not appeal the Rule 14a-11 decision and did not intend to revisit the subject of “proxy access” in the near future. The court decision invalidating Rule 14a-11, however, did not impact the SEC’s amendments to Rule 14a-8, the “shareholder proposal” rule which the SEC had adopted at the same time as Rule 14a-11. Rule 14a-8 became effective September 20, 2011. Accordingly, Rule 14a-8 now requires companies to include in their proxy materials, under certain circumstances, shareholder proposals that seek to establish a procedure in the company’s governing documents for the inclusion of shareholder director nominees in the company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $10 billion, regardless of whether the company is publicly traded or not. During April 2011, federal banking and other regulators issued a proposed rule which would prohibit covered financial institutions from having incentive compensation arrangements which provide excessive compensation or which could expose the institution to inappropriate risks that could lead to material financial loss. However, as of January 2012 no final rule has yet been adopted. The Dodd-Frank Act also prohibits broker discretionary voting on elections of directors and executive compensation matters.

Consumer Financial Protection Bureau; Mortgage Origination. The Dodd-Frank Act created a new, independent federal agency, the CFPB, which has broad rulemaking, supervisory and enforcement powers under various designated federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB is charged with protecting consumers from unfair or deceptive financial products, acts or practices, and the Company expects that the CFPB will take an aggressive stance in consumer protection matters. For the purpose of assessing compliance with designated federal consumer financial protection laws, the CFPB has exclusive examination and primary enforcement authority with respect to depository institutions with $10 billion or more in total assets. Following the June 30, 2011 initial determination of whether an institution has $10 billion or more in total assets, such $10 billion threshold will be determined by regulators on the basis of whether an institution has reported $10 billion or more in total assets in its quarterly call report for four consecutive quarters. Smaller institutions, including the Company and the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators responsible for such institutions prior to July 21, 2011. On July 21, 2011, enforcement and rulemaking authority for consumer financial protection was officially transferred from other federal regulators to the CFPB.

The Dodd-Frank Act prohibits creditors from making residential mortgage loans unless the creditor makes a good faith determination, based on verified and documented information that, at the time loan was consummated, the consumer had the reasonable ability to repay the loan, according to its terms, as well as all applicable taxes, insurance and assessments, and the CFPB is authorized to establish certain minimum standards regarding same. In April 2011, the FRB proposed ability to repay regulations and the CFPB, which as of July 21, 2011 assumed responsibility for drafting regulations under the Truth In Lending Act of 1968, as amended (“TILA”), indicated that it anticipated finalizing such regulations in early 2012. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” (which term remains to be defined by the CFPB), or if anti-steering prohibitions, discussed below, are violated.

The Dodd-Frank Act also contains a series of new mortgage loan origination standards including prohibiting mortgage originators, which includes loan officers of banks, from receiving from any person, or any person from paying such mortgage originator, directly or indirectly, compensation that varies based on terms of a loan other than the principal amount of the loan. In addition, the CFPB is required to prescribe regulations prohibiting mortgage originators from (i) steering any consumer to a loan that (a) the consumer lacks the reasonable ability to repay, or (b) has predatory characteristics or effects such as equity stripping, excessive fees or abusive terms; (ii) steering any consumer from a “qualified mortgage” to a non-qualified mortgage when the consumer qualifies for a qualified mortgage; (iii) abusive or unfair lending practices that promote disparities among consumers of equal creditworthiness but of different race, ethnicity, gender, or age, and (iv) engaging in certain other conduct. In September 2010 and independent of the Dodd-Frank Act’s requirements, the FRB enacted similar regulations regarding anti-steering and loan originator compensation, and these regulations will eventually be supplemented or revised by the rules to be promulgated pursuant to the Dodd-Frank Act. Although there are many elements of a “qualified mortgage,” and the CFPB has the authority to revise the definition of a qualified mortgage as it deems appropriate, one element which must be satisfied to be a qualified mortgage is that total points and fees payable in connection with a loan may not exceed 3% of the total loan amount.

The Dodd-Frank Act also prohibits prepayment penalties for all loans that are not qualified mortgages and, for qualified mortgages, prepayment penalties must be phased out over a three-year period following consummation of the loan. Lenders will also be required to offer a loan without a prepayment penalty if they offer a loan with a prepayment penalty. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Under amendments to the Fair Credit Reporting Act of 1978 (the “FCRA”), effective January 1, 2011, a creditor is required to either provide (i) a notice (a “Risk-Based Pricing Notice”) to a consumer when, based in whole or part on information in a consumer report, the creditor provides credit to the consumer on material terms that were materially less favorable than the most favorable terms available from that creditor to a substantial proportion of other consumers or (ii) in lieu of providing a Risk-Based Pricing Notice to a consumer receiving worse credit terms, a creditor may provide a credit score exception notice to the consumer who requested credit. Effective July 21, 2011, the Dodd-Frank Act amended the FCRA to require that if a consumer is to receive a Risk-Based Pricing Notice, the creditor must disclose the consumer’s credit score and certain additional information relating to the credit score in its Risk-Based Pricing Notice. During 2011, the FRB and the Federal Trade Commission jointly published additional final rules requiring that additional information be disclosed in Risk-Based Pricing Notices and provided model Risk-Based Pricing Notices containing the additional information required for disclosure.

Transactions with Affiliates and Insiders. Effective July 21, 2011, the Dodd-Frank Act applies Section 23A of the Federal Reserve Act and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries is eliminated. The Dodd-Frank Act additionally prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the institution’s disinterested directors.

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, as provided in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely, but will still need to adhere to the applicable state law requirements of the host state.

Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to insured depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company that has less than $15 billion in assets. Additionally, the Dodd-Frank Act requires bank holding company capital levels to be countercyclical so that during times of economic expansion, capital requirements increase and during times of economic contraction such capital requirements decrease.

Debit Card Interchange Fees; Expansion of TILA Requirements. The Dodd-Frank Act established a “reasonable and proportional” standard concerning debit card interchange fees. Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each electronic debit transaction. The FRB adopted a final rule providing that, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction plus five basis points multiplied by the value of the transaction. An additional upward adjustment of no more than one cent to an issuer’s debit card interchange fee is available if the issuer certifies that it has developed and implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set out in an accompanying interim final rule. Although the final rule’s restrictions on debit card interchange fees apply only to debit card issuers who, when combined with affiliates, have $10 billion or more in assets, it is not clear what, if any, the long-term market effects will be on debit card issuers having assets below $10 billion, such as the Bank.

The Dodd-Frank Act also increased the dollar threshold below which consumers are required to be provided with certain TILA and the Consumer Leasing Act (the “CLA”) disclosures. Effective July 21, 2011, the Dodd-Frank Act required that TILA and CLA disclosures be given to consumers for consumer credit transactions and personal property leases for personal, family, or household use exceeding four months in duration, in each case, up to $50,000. Prior to July 21, 2011 such disclosures were only required to be given in credit transactions up to $25,000. The disclosures must continue to be given, regardless of dollar amount, for certain credit transactions including those where a security interest is or will be acquired in real property, or in personal property used or expected to be used as a consumer’s principal dwelling. In accordance with the Dodd-Frank Act, during April 2011, the FRB issued final regulations revising Regulation Z, which implements TILA, and Regulation M, which implements the CLA. For both consumer credit transactions and applicable personal property leases, the $50,000 threshold will be annually adjusted to reflect any increase in the consumer price index. As of January 1, 2012, such threshold has been adjusted to $51,800.

Whistleblower Provisions. As part of its Dodd-Frank mandate, the SEC has adopted a regulation to incentivize and protect individuals, commonly referred to as whistleblowers, to report violations of federal securities laws. Among other things, the rule provides that if an individual voluntarily provides original information to the SEC which relates to a possible violation of the federal securities laws and such report leads to a successful enforcement action in which the SEC or other authorities obtain monetary sanctions totaling more than $1,000,000, then the whistleblower is eligible for a monetary award. The amount of the award is in the discretion of the SEC but, if all eligibility criteria are met and a whistleblower claim is properly submitted to the SEC by the individual, the SEC will pay an award equal to at least ten percent but no more than 30 percent of the monetary sanctions that the SEC and the other authorities are able to collect. The SEC’s whistleblower rule became effective August 12, 2011.

The Dodd-Frank Act contains many other provisions, and federal regulators continue to draft implementing regulations which may affect the Company or the Bank. Accordingly, the topics discussed above are only a representative sample of the types of new or increasing regulatory issues in the Dodd-Frank Act that have an impact on the Company and the Bank.

Other Recent Legislative and Regulatory Initiatives to Address Current Financial and Economic Conditions.

The U.S. Congress, the U.S. Department of the Treasury (“Treasury”), and federal banking regulators took broad action beginning in the third quarter of 2008 to strengthen the capital and liquidity positions of financial institutions in the U.S. and to address volatility in the financial markets and the financial services industry.

Under the Emergency Economic Stabilization Act of 2008 (“EESA”), signed into law in October 2008, Treasury has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Subsequent to EESA’s enactment, Treasury announced the availability, through the Troubled Asset Relief Program (“TARP”) created as part of EESA, of its voluntary Capital Purchase Program (“CPP”) for qualifying public financial institutions such as U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies. Under CPP, Treasury used $250 billion of its $700 billion available under the EESA to purchase $125 billion of preferred stock in nine major financial institutions. The remaining $125 billion was used for the purchase of preferred stock in qualifying U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities. In May 2009, the FRB issued a final rule providing that senior perpetual preferred stock of a financial institution participating in the CPP, and sold to Treasury pursuant to EESA, qualifies without limit as Tier 1 capital of the institution.

In January, 2008, the Company and Treasury entered into a Letter Agreement including the Securities Purchase Agreement — Standard Terms incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to Treasury, in exchange for aggregate consideration of $18,751,000, (i) 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 104,910 shares of the Company’s common stock, par value $2.00 per share (the “Common Stock”), at an initial exercise price of $26.81 per share (the “Warrant”), subject to certain anti-dilution and other adjustments.

In February, 2010, the Company redeemed the Series A Preferred Stock from Treasury, and returned to Treasury the original investment amount of $18,751,000 plus accrued and unpaid dividends thereon. In addition, in accordance with Treasury’s guidelines to repurchase warrants, the Company agreed to repurchase the Warrant from Treasury at a purchase price of $250,000. The Company repurchased the Warrant from Treasury on July 28, 2010, and is no longer a participant in the CPP or TARP programs.

Deposit Insurance on Non-interest Bearing Transaction Accounts. In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”), which provided unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts and certain low rate negotiable order of withdrawal accounts (“NOW accounts”) not otherwise covered by the existing deposit insurance limit of $250,000. Eligible institutions were permitted to opt out of the TLGP, though the Bank did not elect to do so. Though the extended expiration date of the TLGP was December 31, 2010 and such program did terminate, as of December 31, 2010, the Dodd-Frank Act created a new insurance program providing unlimited deposit insurance coverage for non-interest bearing transaction accounts until December 31, 2012.

In a further expansion of deposit insurance coverage for non-interest bearing transaction accounts, in January 2011, the FDIC adopted updated final rules for deposits held in Interest on Lawyers Trust Accounts (“IOLTAs”). While these accounts had been covered by the expired TLGP and were not initially included in the Dodd-Frank Act, the updated final rules changed the definition of non-interest bearing transaction accounts to include IOLTAs. While NOW accounts were also excluded from deposit insurance coverage under the Dodd-Frank Act, the FDIC has not adopted any rules to extend similar coverage to NOW accounts.

Comprehensive Financial Stability Plan of 2009. During February 2009, the Secretary of the Treasury announced a comprehensive financial stability plan (the “Financial Stability Plan”), which built upon existing programs, and earmarked the second $350 billion of unused funds originally authorized under EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that invests in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) public-private investment funds that leverage public and private capital with public financing to purchase legacy “toxic assets,” meaning mortgage-backed securities issued prior to 2009 which were rated AAA, from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion were required to undergo a comprehensive “stress test” to determine if they had sufficient capital to continue lending and to absorb losses that could result from a decline in the economy that is more severe than was projected. Institutions receiving assistance under the Financial Stability Plan are subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements.

The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), among other things, amended in its entirety the provisions of EESA dealing with executive compensation of financial institutions participating in the TARP or CPP programs. For so long as the Series A Preferred Stock was outstanding, the Company was subject to numerous Recovery Act provisions, which included restrictions on bonus and incentive compensation, severance compensation and so-called “golden parachutes” to the Company’s executive officers, and provided for “clawbacks” or mandatory repayments of bonuses, retention awards or incentive compensation payments to a larger group of employees if it were later determined that such compensation payments were based on materially inaccurate financial results, as well as concerning other matters regarding executive compensation policies and practices. Upon the Company’s February 2010 repurchase of its Series A Preferred Stock and the redemption of the Warrant from Treasury, the Company ceased participating in the CPP. Except for the mandate regarding clawbacks for compensation paid or accrued while Treasury held the Series A Preferred Stock and any future investigations by the Special Inspector General as described above, the Company is no longer subject to the executive compensation restrictions and related mandates imposed by EESA and the Recovery Act.

The Making Home Affordable Program. During March 2009, Treasury announced the “Making Home Affordable” program (the “MHA”) intended to provide assistance to homeowners by, among other things, introducing new refinancing and loan modification programs. The refinancing program is intended to allow homeowners who have loans either owned or guaranteed by Freddie Mac or Fannie Mae, and who have seen the value of their homes decline, to refinance their existing mortgages thereby providing them with lower mortgage payments. Such refinancing program is scheduled to end on December 31, 2013. As part of the loan modification program, which is intended to prevent residential mortgage foreclosures and resulting loss of home ownership, Treasury issued guidelines designed to enable mortgagors and their mortgage holders to modify existing loans and reduce homeowners’ monthly mortgage payments, thereby reducing the risk of foreclosure.

The actions described above under the captions “Dodd-Frank Wall Street Reform and Consumer Protection Act” and “Other Recent Legislative and Regulatory Initiatives to Address Current Financial and Economic Conditions,” together with additional actions announced by Treasury and other regulatory agencies, continue to evolve. It is not clear at this time what will be the long-term impact on the financial markets and the financial services industry of the Dodd-Frank Act, EESA, TARP, TLGP, MHA or any of the other liquidity, funding and home ownership initiatives of Treasury and other bank regulatory agencies that have been previously announced, nor any additional programs that may be initiated in the future. However, given the sweeping nature of the Dodd-Frank Act, the Company expects that its regulatory compliance costs will increase over time.

Other Federal Legislation

Bank Holding Company Act. The Company is subject to supervision by the FRB under the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”). The BHCA restricts the types of activities in which bank holding companies may engage and imposes a range of supervisory requirements on their activities, including regulatory enforcement actions for violations of laws and policies. The BHCA limits the activities of the Company and any companies controlled by it to the activities of banking, managing and controlling banks, furnishing or performing services for its subsidiaries, and any other activity that the FRB determines to be incidental to or closely related to banking. These restrictions also apply to any company in which the Company owns 5% or more of the voting securities.

Before a bank holding company engages in any non-bank-related activity, either by acquisition or commencement of de novo operations, it must comply with the FRB’s notification and approval procedures. In reviewing these notifications, the FRB considers a number of factors, including the expected benefits to the public versus the risks of possible adverse effects. In general, the potential benefits include greater convenience to the public, increased competition and gains in efficiency, while the potential risks include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.

Under the BHCA, a bank holding company must obtain FRB approval before engaging in acquisitions of banks or bank holding companies. In particular, the FRB must generally approve the following actions by a bank holding company:

•

the acquisition of ownership or control of more than 5% of the voting securities of any bank or bank holding company;

•

the acquisition of all or substantially all of the assets of a bank; and

•

the merger or consolidation with another bank holding company.

In considering any application for approval of an acquisition or merger, the FRB is required to consider various competitive factors, the financial and managerial resources of the companies and banks concerned, the convenience and needs of the communities to be served, the effectiveness of the applicant in combating money laundering activities, and the applicant’s record of compliance with the Community Reinvestment Act of 1977 (the “CRA”). The CRA generally requires financial institutions to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods.

Pursuant to the Dodd-Frank Act, the FRB is now required to also consider the extent to which a proposed acquisition, merger, or consolidation would increase the systemic risk of the banking system. The Dodd-Frank Act also amended the BHCA to require that bank holding companies be well-capitalized and well-managed before acquiring control of a bank in another state; previously, bank holding companies were only required to be adequately managed and adequately capitalized. FRB regulations regard a bank holding company as well-capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

Source of Strength Doctrine. The Dodd-Frank Act codifies and expands the existing FRB policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under the Dodd-Frank Act, the term “source of financial strength” is defined to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” As of January 2012, implementing regulations of the Dodd-Frank Act source of strength provisions, however, have not yet been promulgated. It is the FRB’s existing policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Consistent with this, the FRB has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act (the “GLBA”), a bank holding company that elects to become a “financial holding company” will be permitted to engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In addition to traditional lending activities, the GLBA specifies the following activities as financial in nature:

•

acting as principal, underwriter, agent or broker for insurance;

•

underwriting, dealing in or making a market in securities;

•

merchant banking activities; and

•

providing financial and investment advice.

A bank holding company may become a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the CRA. A financial holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. The Company has no current plans to elect to become a financial holding company. As long as the Company elects not to become a financial holding company, it will remain subject to the current restrictions of the BHCA.

The GLBA provides that state banks, such as the Bank, may invest in financial subsidiaries that engage as the principal in activities that would only be permissible for a national bank to conduct in a financial subsidiary. This authority is generally subject to the same conditions that apply to national bank investments in financial subsidiaries.

Under the consumer privacy provisions mandated by the GLBA, when establishing a customer relationship a financial institution must give the consumer certain privacy-related information, such as when the institution will disclose nonpublic, personal information to unaffiliated third parties, what type of information it may share and what types of affiliates may receive the information. The institution must also provide customers with annual privacy notices, a reasonable means for preventing the disclosure of information to third parties, and the opportunity to opt out of many features of the institution’s disclosure policies at any time.

USA Patriot Act. Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT ACT) Act of 2001 (the “Patriot Act”) increased the obligations of financial institutions, including banks, to identify their customers, watch for and report suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Patriot Act also amended the BHCA and the Bank Merger Act to require federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time.

Fair and Accurate Credit Transactions Act of 2003. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permanently extended the national credit reporting standards of the FCRA, and permits consumers, including customers of the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available. Banks must also comply with rules and guidelines established by their federal banking regulators to help detect identity theft and to securely dispose of consumer information derived from a consumer report.

Deposit Insurance. The FDIC insures the deposits of the Bank to the extent provided by law. Effective January 1, 2007, the FDIC revised its risk-based deposit insurance system by placing each depository institution in one of four risk categories using a two-step process, based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, known as Risk Category I, rates varied based on each institution’s CAMELS (Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to market risk) component ratings, certain financial ratios (for most institutions), and long-term debt issuer ratings (for large institutions that have such a rating).

In light of the 2007-2009 decline in the DIF reserve ratio and continuing concerns regarding the number of bank failures and the solvency of the DIF, the FDIC continued to evaluate and impose additional deposit insurance assessments. In October 2008, the FDIC established the Federal Deposit Insurance Corporation Restoration Plan (the “Restoration Plan”). The Restoration Plan was initially a five-year recapitalization plan for the DIF. The Restoration Plan was subsequently amended to extend the period of the Restoration Plan until September 30, 2020.

Throughout 2009, the FDIC amended the Restoration Plan. Under the amended Restoration Plan, the FDIC initially extended the target date from 2013 to 2016 to raise the DIF reserve ratio to 1.15%. The amended Restoration Plan was accompanied by a final rule that set assessment rates and made adjustments to recognize how the assessment system differentiates for risk. Under the final rule, beginning in April 2009 banks in Risk Category I were subject to initial base assessment rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis. Banks in Risk Categories II, III and IV were subject to initial base assessment rates of 22 cents per $100, 32 cents per $100 and 45 cents per $100, respectively, on an annual basis. These initial base assessment rates were subject to adjustments for unsecured debt, secured liabilities and brokered deposits. After such adjustments, banks in Risk Categories I, II, III and IV paid total base assessment rates in the range of 7 cents to 24 cents per $100, 17 cents to 43 cents per $100, 27 cents to 58 cents per $100 and 40 cents to 77.5 cents per $100, respectively, on an annual basis. In a December 2010 regulation, the FDIC set the DIF’s designated reserve ratio, or long-term target, at 2%.

Effective April 1, 2011, the FDIC further revised its risk-based deposit insurance system by, among other things, redefining and broadening the definition of assessment base and by establishing new initial base assessment rates and total base assessment rates. The assessment rate schedules continue to include Risk Categories I, II, III and IV but now also include a new category specific to large and highly complex institutions in which rates will be based on a scorecard approach utilizing CAMELS ratings and considering specific financial measurements. Additionally, the assessment rate schedules are forward-looking in that, although the FDIC retains authority to adjust the rate schedules up or down by no more than 2% without resorting to an additional formal rulemaking process, such rate schedules now automatically reset to apply new rates once the DIF reserve ratio for the prior assessment period is (i) equal to or greater than 1.15% but less than 2% (ii) equal to or greater than 2% but less than 2.5%, and (iii) equal or greater to 2.5%. As of April 2011, the FDIC projected that the DIF reserve ratio would not hit 1.15% until 2018. Effective April 1, 2011 Risk Categories I, II, III and IV (i) were subject to initial base assessment rates in the rage of 5 cents to 9 cents per $100, 14 cents per $100, 23 cents per $100 and 35 cents per $100, respectively, on an annual basis and (ii) paid total base assessment rates of 2.5 cents to 9 cents per $100, 9 cents to 24 cents per $100, 18 cents to 33 cents per $100, and 30 cents to 45 cents per $100 respectively, on an annual basis. For large and highly complex institutions, assessment rates were also instituted such that the initial base rate ranged from 5 cents to 35 cents per $100 and the total base rate ranged from 2.5 cents to 45 cents, respectively, on an annual basis.

In addition to revising the Restoration Plan, and in an effort to keep the DIF solvent, the FDIC has in the last few years imposed emergency special assessments and required prepayment of assessments. The FDIC adopted a final rule which imposed a 5 basis points special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 bps of domestic deposits. In November 2009 the FDIC adopted a rule that required insured depository institutions to prepay their quarterly risk-based assessments for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the amount to prepay, the FDIC required that institutions use their total base assessment rate in effect on September 30, 2009, and increase that assessment base quarterly at a 5 percent annual growth rate through the end of 2012. On September 29, 2009, the FDIC also increased annual assessment rates uniformly by 3 basis points beginning in 2011 such that an institution’s assessment for 2011 and 2012 would be increased by an annualized 3 basis points. The Bank’s prepayment for 2010, 2011 and 2012 amounted to $3,550,596. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. The FDIC’s December 2009 collection of the assessment prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

Insured depository institutions are further assessed premiums for Financing Corporation (“FICO”) bond debt service. The FICO assessment rate for DIF ranged between a high of 1.02 basis points for the first quarter of 2011, to a low of 0.68 basis points for the fourth quarter of 2011. For the first quarter of 2012, the FICO assessment rate for the DIF is 0.66 basis points resulting in a premium of $0.0066 per $100 of DIF-eligible deposits.

Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies such as the Company, and the FDIC monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

Under the risk-based capital guidelines, bank regulators assign a risk weight to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. The minimum ratio of total risk-based capital to risk-weighted assets is 8.0%. At least half of the risk-based capital must consist of Tier 1 capital, which is comprised of common stock, additional paid-in capital, retained earnings, certain types of preferred stock, a limited amount of trust preferred securities and qualifying minority interests in the equity capital accounts of consolidated subsidiaries, and excludes goodwill and various intangible assets. However, on December 30, 2008, the federal banking regulators issued a final rule providing that a banking organization may reduce the amount of goodwill deducted from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill. The remainder, or Tier 2 capital, may consist of amounts of trust preferred securities and other preferred stock excluded from Tier 1 capital, certain hybrid capital instruments and other debt securities and an allowance for loan and lease losses not to exceed 1.25% of risk-weighted assets. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The leverage ratio is a company’s Tier 1 capital divided by its adjusted average total consolidated assets. The minimum required leverage ratio is 3.0% of Tier 1 capital to adjusted average assets for institutions with the highest regulatory rating of 1 under the BOPEC (Bank subsidiaries, Other subsidiaries, Parent, Earnings, Capital) component rating system and bank holding companies that have implemented the FRB’s risk-based capital measure for market risk. All other institutions must maintain a minimum leverage ratio of 4.0%.

At December 31, 2011, and at the time of this report, the Company’s risk-based capital ratio and leverage ratio were well in excess of regulatory requirements, and its management expects these ratios to remain in excess of regulatory requirements.  In addition, at December 31, 2011, and at the time of this report the Bank was well in excess of applicable FDIC requirements. Information concerning the Company and its subsidiaries with respect to capital requirements is incorporated by reference from Part II, Item 7, section entitled “Capital Resources” and from Part II, Item 8, Notes to Consolidated Financial Statements, Note 10 “Shareholders’ Equity,” each in this Annual Report on Form 10-K for the year ended December 31, 2011.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate FDIC regional director within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act (“FDIA”), including for example, (i) restricting payment of capital distributions and management fees, (ii) requiring that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution’s assets and (v) requiring prior approval of certain expansion proposals.

The Company has not elected, and does not expect to elect, to calculate its risk-based capital requirements under the Internal-Ratings Based and Advanced measurement Approaches (commonly referred to as the “advanced approaches” or “Basel II”) proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), as implemented in the U. S. by the federal banking agencies. In connection with Basel II, the federal banking agencies also issued, in 2008, a joint notice of proposed rulemaking that sought comment on implementation in the United States of certain aspects of the “standardized approach” of the international Basel II Accord (the “Standardized Approach Proposal”). However, the federal banking agencies have delayed finalizing the Standardized Approach Proposal until they can determine how best to eliminate its reliance on credit ratings, as required by Section 939A of the Dodd-Frank Act. Regardless, the Company and the Bank do not currently expect to calculate their capital requirements and ratios in accordance with the Standardized Approach Proposal.

In response to the recent financial crisis, the Basel Committee released additional recommended revisions to existing capital rules throughout the world. These proposed revisions are intended to protect financial stability and promote sustainable economic growth by setting out higher and better capital requirements, better risk coverage, the introduction of a global leverage ratio, measures to promote the buildup of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards (collectively, “Basel III”). The FRB has not yet adopted Basel III, and there remains considerable uncertainty regarding the timing for adoption and implementation of Basel III in the United States. If and when the FRB does implement Basel III, it may be with some modifications or adjustments. Accordingly, the Company is not yet in a position to determine the effect of Basel III on its capital requirements.

The Company’s principal regulators may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it.

In January 2010, the FRB adopted a final rule to amend its general risk-based capital adequacy and advanced risk-based capital adequacy framework and to address the accounting treatment of special purpose entities, known as “variable interest entities” often used in securitizations. The rule requires variable interest entities to be treated as consolidated for risk-based capital purposes. Although the Company does not believe it currently has any variable interest entities required to be consolidated under GAAP, it is possible that such an entity could be used in future business operations.

Bank regulators from time to time consider raising or otherwise modifying the capital requirements of banking organizations beyond current levels. As an example, in September 2009, Treasury in its policy statement “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms” stated that “A principal lesson of the recent crisis is that stronger, higher capital requirements for banking firms are absolutely essential.” During 2011, federal bank regulators issued separate rules that revise the market risk capital rules for banking organizations with significant trading authority and amend the advanced risk-based capital adequacy standards (known as the advanced approaches rules generally applicable to global banking institutions). Although federal bank regulators’ recent focus has been on addressing systemic risk by targeting global banking firms’ capital adequacy requirements, as the structure of the capital adequacy framework continues to be the subject of federal regulatory consideration, there is a possibility that greater capital adequacy requirements could be imposed on all participants in the domestic banking industry. Accordingly, the Company is unable to predict whether higher or otherwise modified capital requirements will be imposed, the amount or timing of any such increases or modifications and the potential effect of any future mandated use of increased risk-sensitive capital requirements. Therefore, the Company cannot predict what effect such changes to the existing capital requirements may have on it or on the Bank.

Enforcement Authority. The FRB has enforcement authority over bank holding companies and non-banking subsidiaries to forestall activities that represent unsafe or unsound practices or constitute violations of law. It may exercise these powers by issuing cease-and-desist orders or through other actions. The FRB may also assess civil penalties in amounts up to $1 million for each day’s violation against companies or individuals who violate the BHCA or related regulations. The FRB can also require a bank holding company to divest ownership or control of a non-banking subsidiary or require such subsidiary to terminate its non-banking activities. Certain violations may also result in criminal penalties. For purposes of enforcing the designated consumer financial protection laws, (i) the CFPB has primary enforcement authority over banks with total assets greater than $10 billion and their affiliates, and (ii) a bank’s primary federal regulators retain exclusive enforcement authority over banks with $10 billion or less in total assets and their affiliates.

The FDIC possesses comparable authority under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) and other statutes with respect to the Bank. In addition, the FDIC can terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is in an unsafe and unsound condition, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the appropriate supervisors.

The FDICIA required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution’s ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches and the entry into new lines of business.

Examination. The FRB may examine the Company and any or all of its subsidiaries. To assess compliance with the designated consumer financial protection laws, the Dodd-Frank Act gives the CFPB the authority to include its examiners, on a sampling basis, in examinations performed by primary federal regulators such as the FRB. The FDIC examines and evaluates insured banks approximately every 12 months, and it may assess the institution for its costs of conducting the examinations.

Reporting Obligations. As a bank holding company, the Company must file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The Bank must submit to federal and state regulators annual audit reports prepared by independent auditors. The Company’s annual report, which includes the report of the Company’s independent auditors, can be used to satisfy this requirement. The Bank must submit quarterly, to the FDIC, Reports of Condition and Income (referred to in the banking industry as a Call Report). The Company must submit quarterly, to the FRB, Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) and Parent Company Only Financial Statements for Large Bank Holding Companies (FR Y-9LP).

Other Regulation. The Company’s status as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws. The Company is subject to the jurisdiction of the Securities and Exchange Commission and of state securities regulatory authorities for matters relating to the offer and sale of its securities.

The Bank’s loan operations are subject to certain federal laws applicable to credit transactions, including, among others, TILA, which governs disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the FCRA governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Practices Act governing the manner in which consumer debts may be collected by collection agencies, the Fair Housing Act prohibiting discriminatory practices relative to real estate-related transactions, including the financing of housing and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. In addition, in November 2008, the United States Department of Housing and Urban Development published final rules under the Real Estate Settlement and Procedures Act of 1974 (“RESPA”). The RESPA rules, which became effective in January 2009, are intended to afford consumers greater protection pertaining to federally related mortgage loans by requiring, among other things, improved and streamlined Good Faith Estimate forms including clear summary information and improved disclosure of yield spread premiums. The Bank’s loan operations are also subject to the many requirements governing mortgages and lending practices set forth in the Dodd-Frank Act discussed above.

The deposit operations of the Bank also are subject to, among other laws and regulations, the Right to Financial Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Truth in Savings Act requiring depository institutions to disclose the terms of deposit accounts to consumers, the Expedited Funds Availability Act requiring financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers, and the Check Clearing for the 21st Century Act (“Check 21”), designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits, but does not require, banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

State Regulation

The Company and the Bank are subject to examination and regulation by the Maine Bureau of Financial Institutions (“MBFI”). Examinations of the Bank are typically conducted annually.

Bank Subsidiary

The lending and investment authority of the Bank is derived from Maine law. The lending power is generally subject to certain restrictions, including the amount which may be lent to a single borrower.

Declaration of Dividends: According to its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the “FRB Dividend Policy”), the FRB considers adequate capital to be critical to the health of individual banking organizations and to the safety and stability of the banking system. Of course, one of the major components of the capital adequacy of a bank or a BHC is the strength of its earnings, and the extent to which its earnings are retained and added to capital or paid to shareholders in the form of cash dividends. Accordingly, the FRB Dividend Policy suggests that banks and BHCs generally should not maintain their existing rate of cash dividends on common stock unless the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB Dividend Policy reiterates the FRB’s belief that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC’s ability to serve as a source of strength.

Under current Maine corporation law, the directors of a corporation may make distributions (including declaration of a dividend) to its shareholders (subject to restriction by the articles of incorporation) unless, after giving effect to the distribution: (1) the corporation’s total assets would be less than its total liabilities, with liquidation preferences of any senior preferred shares treated as liabilities (the "balance sheet test"); or (2) the corporation would not be able to pay its debts as they become due in the usual course of business (the "equity solvency test"). In order for a distribution to be lawful under Maine corporate law, it must satisfy both the balance sheet test and equity solvency test. These limitations generally apply to investor-owned Maine financial institutions and financial institution holding companies.

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

Transactions with Affiliates: Federal law substantially restricts transactions between financial institutions and their affiliates, particularly their non-financial institution affiliates. As a result, the Bank is sharply limited in making extensions of credit to the Company or any non-bank subsidiary, in investing in the stock or other securities of the Company or any non-bank subsidiary, in buying the assets of, or selling assets to, the Company and/or in taking such stock or securities as collateral for loans to any borrower. The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act, which prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Proposed Legislation For Bank Holding Companies And Banks

In addition to ongoing evaluation of capital adequacy guidelines, certain proposals affecting the banking industry have been discussed from time to time. Such proposals have included, but are not limited to, the following: regulation of all insured depository institutions by a single “super” federal regulator; limitations on the number of accounts protected by the federal deposit insurance funds and further modification of the coverage limit on deposits. During 2012, numerous regulatory agencies will be promulgating rules and regulations to implement the Dodd-Frank Act. It is uncertain which, if any, of the proposals discussed above in this Supervision and Regulation section, or other proposals not discussed herein, may become law and what effect such proposals or the remaining regulations to be promulgated to implement the Dodd-Frank Act will have on the Company and the Bank.

Governmental Policies

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

Taxation

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

Availability of Information – Company Website

The Company maintains a website on the Internet at www.BHBT.com. The Company makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (proxy materials), and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission the (“SEC”). The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. Information contained on the Company’s website does not constitute a part of this report.

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

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U. S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer confidence and spending.

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

Overall, during 2011, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the State of Maine, the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

•

The Company expects to face increased regulation of the banking and financial services industry. Compliance with such regulation may increase the Company’s costs and limit its ability to pursue business opportunities.

•

Market developments may affect customer confidence levels and may cause increases in loan delinquencies and default rates, which the Company expects could impact the Bank’s charge-offs and provision for loan losses.

•

Market developments may affect the Bank’s securities portfolio by causing other-than-temporary impairments, prompting write-downs and securities losses.

•

The Company’s and the Bank’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•

Competition in banking and financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•

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

Collateral values and the financial performance of borrowers may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates and debt service levels, changes in oil and gas prices, changes in monetary and fiscal policies of the federal government, widespread disease, terrorist activity, environmental contamination and other external events, which are beyond the control of the Bank. In addition, collateral valuations  that  are  out of  date  or  that  do not meet industry-recognized standards might create the impression that a loan is adequately collateralized when in fact it is not. Although the Bank may acquire any real estate or other assets that secure defaulted loans through foreclosures or other similar remedies, the amounts owed under the defaulted loans may exceed the value of the assets acquired.

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

The Bank’s primary source of funding is retail deposits, gathered throughout its network of twelve banking offices. Wholesale funding sources principally consist of secured borrowing lines from the Federal Home Loan Bank of Boston of which it is a member, secured borrowing lines from the Federal Reserve Bank of Boston, and certificates of deposit obtained from the national market. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

Significant changes in general economic conditions, market interest rates, competitive pressures or otherwise, could cause the Bank’s deposits to decrease relative to overall banking operations, and it would have to rely more heavily on brokered funds and borrowings in the future, which are typically more expensive than deposits.

Changes in economic conditions, including consumer savings habits and availability or access to the brokered deposit market could potentially have a significant impact on the Company’s liquidity position, which in turn could materially impact its financial condition, results of operations and cash flows. For further information about the Company’s liquidity position, refer below in this Report to Part II, Item 7, “Liquidity Risk.”

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

Regional, national and international competitors have far greater assets and capitalization than the Company and have greater access to capital markets and can offer a broader array of financial services than the Company. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•

The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•

The ability to expand the Company’s market position.

•

The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•

The rate at which the Company introduces new products and services relative to its competitors

•

Customer satisfaction with the Company’s level of service.

•

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

The Company and the Bank are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company and the Bank conducts its business, undertakes new investments and activities, and obtains financing. These laws and regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Company’s shareholders. These laws and regulations may sometimes impose significant limitations on the Company’s operations. The more significant federal and state banking regulations that affect the Company and the Bank are described in this report at Part I, Item 1, “Supervision and Regulation.”  These regulations, along with the existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

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

The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. The most critical estimate is the allowance for loan losses. Due to the inherent nature of estimates, the Company cannot provide absolute assurance that it will not significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than the provided allowance, which could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity. For further information on the use of estimates, refer to this report at Part II, Item 7, “Application of Critical Accounting Policies.”

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

•

the risk that the acquired business or assets will not perform in accordance with management’s expectations;

•

the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of the Company’s businesses;

•

the risk that management will divert its attention from other aspects of the Company’s business;

•

the risk that the Company may lose key employees of the combined business; and

•

the risks associated with entering into geographic and product markets in which the Company has limited or no direct prior experience.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s headquarters are located at 82 Main Street, Bar Harbor, Maine, which also serves as the main office for the Bank.

As of December 31, 2011, the Bank operated 12 full-service banking offices throughout downeast and midcoast Maine; namely: Bar Harbor, Northeast Harbor, Southwest Harbor, Somesville, Deer Isle, Blue Hill, Ellsworth, Rockland, Winter Harbor, Milbridge, Machias, and Lubec. The Bank owns ten of these banking offices and leases two at prevailing market rates.

The Bank’s Ellsworth office consists of a building constructed in 1982 and two additional parcels contiguous to this branch. The City of Ellsworth is considered the hub of downeast Maine and the Bank’s Ellsworth office is by far its busiest location. The Bank is currently in the process of a substantial reconfiguration of the Ellsworth banking office and its surrounding campus to better meet the Bank’s needs at that location. In connection with this reconfiguration, the Bank is operating a temporary office located adjacent to its Ellsworth branch.

An Operations Center is located in Ellsworth, Maine, that houses the Company’s operations and data processing centers. The Bank is currently in the process of a major renovation and of its Operations Center to better meet its business needs at that location. The Bank also owns an office building at 135 High Street, Ellsworth, Maine, which is occupied by the Bank and Trust Services. The Bank also leases space at One Cumberland Place in Bangor, Maine.

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

ITEM 4. MINE SAFETY DISCLOSURES – Not applicable

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

The following table sets forth the high and low market prices per share of BHB Common Stock as reported by NYSE Amex by calendar quarter for each of the last two years:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2011	$31.34	$28.40	$30.80	$28.00	$30.76	$27.70	$30.96	$27.72
2010	$30.50	$26.50	$30.90	$24.66	$28.95	$24.75	$29.80	$26.50

As of March 1, 2012, there were 3,879,834 shares of Company common stock, par value $2.00 per share, outstanding and approximately 936 Registered Shareholders of record, as obtained through the Company’s transfer agent.

Performance Graph

The following graph illustrates the estimated yearly change in value of the Company's cumulative total stockholder return on its common stock for each of the last five years. Total stockholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also illustrates the comparable stockholder return of NYSE Amex listed banks as a group as measured by the NYSE Amex Composite Index and the NYSE ARCA Banks & Financial Services index. The graph assumes a $100 investment on December 31, 2006 in the common stock of each of the Company, the NYSE Amex Composite index and the NYSE ARCA Bank & Financial Services index as a group and measures the amount by which the market value of each, assuming reinvestment of dividends, has increased as of December 31 of each calendar year since the base measurement point of December 31, 2006.

Market values are based on information obtained from the NYSE Amex.

	12/06	12/07	12/08	12/09	12/10	12/11

Bar Harbor Bankshares	100.00	101.99	86.58	95.75	105.18	112.77
NYSE Amex Composite	100.00	122.46	73.97	100.19	127.31	128.98
NYSE ARCA Banks & Financial Services	100.00	90.22	79.24	79.58	99.75	105.34

Dividends

Common stock dividends paid by the Company in 2011 and 2010 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2011	$0.270	$0.270	$0.275	$0.280	$1.095
2010	$0.260	$0.260	$0.260	$0.265	$1.045

During 2011, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $4,228 compared with $3,955 in 2010. The Company’s 2011 dividend payout ratio amounted to 38.3% compared with 39.4% in 2010. The total regular cash dividends paid in 2011 amounted to $1.095 per share of common stock, compared with $1.045 in 2010, representing an increase of $0.05 per share, or 4.8%.

In the first quarter of 2012, the Company’s Board of Directors declared a regular cash dividend of $0.285 per share of common stock, representing an increase of $0.015 or 5.6% compared with the first quarter of 2011. The dividend will be paid March 15, 2012 to shareholders of record as of the close of business on February 15, 2012.

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

In January 2009 the Company became subject to certain material restrictions and limitations on its ability to declare or pay dividends on its shares of common stock that arose from the Company’s participation in the Treasury’s Capital Purchase Program (“CPP”).  Generally, the consent of the U.S. Treasury (“the Treasury”) was required for the Company to increase its quarterly cash dividend in excess of $0.26 per share of common stock. In February 2010, the Company redeemed all of its Preferred Stock it sold to the Treasury as part of the CPP. The Company’s redemption of the Preferred Stock is not subject to any additional conditions or stipulations from the Treasury or the Company’s and the Bank’s principal regulators, including limitations on the Company’s ability to increase quarterly cash dividends.

For further information, refer to Item 6, Selected Consolidated Financial Data for dividend related ratios and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (specifically the “Capital Resources” section).

Sale of Unregistered Securities; Use of Proceeds from Registered Securities

No unregistered securities were sold by the Company during the year ended December 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to any purchase of shares of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser” for the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-31, 2011	3,722	$28.04	3,722	208,702
November 1-30, 2011	7,571	$28.25	7,571	201,131
December 1-31, 2011	---	$ ---	---	201,131

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

Stock Based Compensation Plans

Information regarding stock-based compensation awards both outstanding and available for future grants as of December 31, 2011, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no compensation plans under which equity securities of the Company may be issued that have not been approved by shareholders. Additional information is presented in Note 13, Stock-Based Compensation Plans, in the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights, net of forfeits and exercised shares (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for issuance under equity compensation (excluding securities referenced in column (a)) (c)

Equity compensation plans approved by security holders	169,188	$28.18	133,420
Equity compensation plans not approved by security holders	---	N/A	---

Total	169,188	$28.18	133,420

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

FIVE-YEAR SUMMARY OF FINANCIAL DATA

As of and For the Years Ended December 31,

	2011	2010	2009	2008	2007
Balance Sheet Data

Total assets	$1,167,466	$1,117,933	$1,072,381	$972,288	$889,472
Total securities	381,880	357,882	347,026	290,502	264,617
Total loans	729,003	700,670	669,492	633,603	579,711
Allowance for loan losses	(8,221)	(8,500)	(7,814)	(5,446)	(4,743)
Total deposits	722,890	708,328	641,173	578,193	539,116
Total borrowings	320,283	300,014	311,629	323,903	278,853
Total shareholders' equity	118,250	103,608	113,514	65,445	65,974
Average assets	1,151,163	1,087,327	1,052,496	926,357	841,206
Average shareholders' equity	111,135	105,911	88,846	65,139	62,788

Results Of Operations

Interest and dividend income	$ 50,907	$ 51,141	$ 54,367	$ 53,594	$ 51,809
Interest expense	16,518	19,432	21,086	26,403	28,906
Net interest income	34,389	31,709	33,281	27,191	22,903
Provision for loan losses	2,395	2,327	3,207	1,995	456
Net interest income after provision for loan losses	31,994	29,382	30,074	25,196	22,447

Non-interest income	6,792	7,458	6,022	6,432	5,929
Non-interest expense	23,281	22,046	21,754	20,513	18,201

Income before income taxes	15,505	14,794	14,342	11,115	10,175
Income taxes	4,462	4,132	3,992	3,384	3,020

Net income	$ 11,043	$ 10,662	$ 10,350	$ 7,731	$ 7,155
Preferred stock dividends and accretion of discount	---	653	1,034	---	---
Net income available to common shareholders	$ 11,043	$ 10,009	$ 9,316	$ 7,731	$ 7,155

Per Common Share Data:
Basic earnings per share	$ 2.86	$ 2.65	$ 3.19	$ 2.63	$ 2.36
Diluted earnings per share	$ 2.85	$ 2.61	$ 3.12	$ 2.57	$ 2.30
Cash dividends per share	$ 1.095	$ 1.045	$ 1.040	$ 1.020	$ 0.955
Dividend payout ratio	38.29%	39.43%	32.60%	38.78%	40.47%

Selected Financial Ratios:
Return on total average assets	0.96%	0.98%	0.98%	0.83%	0.85%
Return on total average equity	9.94%	10.07%	11.65%	11.87%	11.40%
Tax-equivalent net interest margin	3.23%	3.18%	3.40%	3.13%	2.91%

Capital Ratios:
Tier 1 leverage capital ratio	9.32%	9.01%	10.35%	6.61%	7.10%
Tier 1 risk-based capital ratio	14.29%	13.57%	15.34%	9.95%	10.76%
Total risk-based capital ratio	16.06%	15.41%	17.14%	11.60%	11.59%

Asset Quality Ratios:
Net charge-offs to average loans	0.37%	0.24%	0.13%	0.21%	0.04%
Allowance for loan losses to total loans	1.13%	1.21%	1.17%	0.86%	0.82%
Allowance for loan losses to non-performing loans	64%	62%	85%	124%	230%
Non-performing loans to total loans	1.77%	1.95%	1.37%	0.70%	0.36%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the years ended December 31, 2011, 2010, and 2009, and financial condition at December 31, 2011, and 2010, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully tax-equivalent basis. Specifically, included in 2011, 2010 and 2009 interest income was $3,051, $3,419 and $3,195, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax-equivalent adjustments of $1,471, $1,623 and $1,505 in 2011, 2010 and 2009, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this Annual Report on Form 10-K provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2011, the Company had consolidated assets of $1.17 billion and was one of the larger independent community banking institutions in the state of Maine.

The Company’s principal asset is all of the capital stock of Bar Harbor Bank & Trust (the “Bank”), a community bank incorporated in March, 1887. With twelve (12) branch office locations, the Company is a diversified financial services provider, offering a full range of banking services and products to individuals, businesses, governments, and not-for-profit organizations throughout downeast and midcoast Maine.

The Company attracts deposits from the general public in the markets it serves and uses such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage and home equity loans, and a variety of consumer loans. The Company also invests in mortgage-backed securities issued by U.S. Government agencies and Government-sponsored enterprises, obligations of state and political subdivisions, as well as other debt securities. In addition to community banking, the Company provides a comprehensive array of trust and investment management services through its second tier subsidiary, Bar Harbor Trust Services (“Trust Services”), a Maine chartered non-depository trust company.

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

Material Risks and Challenges

In its normal course of business, the Company faces many risks inherent with providing banking and financial services. Among the more significant risks managed by the Company are losses arising from loans not being repaid, commonly referred to as “credit risk,” and losses of income arising from movements in interest rates, commonly referred to as “interest rate and market risk.”  The Company is also exposed to national and local economic conditions, downturns in the economy, or adverse changes in real estate markets, which could negatively impact its business, financial condition, results of operations or liquidity.

Management has numerous policies and control processes in place that provide for the monitoring and mitigation of risks based upon and driven by a variety of assumptions and actions which, if changed or altered, could impact the Company’s business, financial condition, results of operations or liquidity. The foregoing matters are more fully discussed in Part I, Item 1A, “Risk Factors,” and throughout this Annual Report on Form 10-K.

Summary Financial Results

For the year ended December 31, 2011, the Company reported net income available to common shareholders of $11,043 compared with $10,009 for the year ended December 31, 2010, representing an increase of $1,034, or 10.3%. The Company’s 2011 diluted earnings per share amounted to $2.85 compared with $2.61 in 2010, representing an increase of $0.24, or 9.2%.

The Company’s 2011 return on average shareholders’ equity amounted to 9.94% compared with 10.07% in 2010.  The Company’s 2011 return on average assets amounted to 0.96%, compared with 0.98% in 2010.

The increase in 2011 earnings compared with 2010 was principally attributed to a $2,680 or 8.5% increase in net interest income, reflecting average earning asset growth of $61,894 or 5.9% and a five basis point improvement in the net interest margin.  The provision for loan losses was up $68 in 2011, or 2.9%. The Company’s non-interest income declined $666 in 2011 or 8.9%, which was principally attributed to a $759 decline in securities gains net of Other Than Temporary Impairment (“OTTI”) losses. The Company’s non-interest expenses increased $1,235 or 5.6% in 2011, of which $621 was attributed to higher levels of salaries and employee benefits. The Company’s 2011 efficiency ratio was 55.0%, improved from 55.5% in 2010.

The Company’s total assets ended the year at $1,167,466 representing an increase of $49,533, or 4.4%, compared with December 31, 2010. Asset growth was largely attributed to increases in the Bank’s consumer, residential real estate and commercial loan portfolios, which were up $18,489, $8,365 and $6,979, respectively. The Bank’s securities portfolio increased $23,998 in 2011, or 6.7%.

The Bank’s total non-performing loans ended the year at $12,907, down from $13,677 at December 31, 2010. The Bank’s 2011and 2010 loan loss experience exceeded its historical norms with net loan charge-offs amounting to $2,674, or 0.37% of total average loans, compared with $1,641 and 0.24% in 2010, respectively. One commercial real estate loan to a local, non-profit housing authority in support of an affordable housing project accounted for $1,822 or 68.1% of the Bank’s 2011 charge-offs. At December 31, 2011, the allowance for loan losses stood at $8,221, compared with $8,500 at December 31, 2010. At December 31, 2011, the allowance expressed as a percentage of total loans stood at 1.13%, compared with 1.21% at December 31, 2010.

The Bank’s total deposits ended the year at $722,890, up $14,562, or 2.1%, compared with December 31, 2010. The Bank’s low cost NOW accounts and demand deposits posted meaningful increases in 2011, up $16,464 and $2,298, or 19.9% and 3.8%, respectively. Time certificates of deposit were up only $844 or 0.2% in 2011 as the Bank lowered its level of time deposits obtained from the national markets. Savings and money market accounts declined $5,044 or 2.4% in 2011, which management believes was largely attributed to historically low interest rates and competitive pricing considerations.

At December 31, 2011, the Company and the Bank continued to exceed regulatory requirements for “well-capitalized” financial institutions. Under the capital adequacy guidelines administered by the Bank’s principal regulators, “well-capitalized” institutions are those with Tier I leverage, Tier I Risk-based, and Total Risk-based ratios of at least 5%, 6% and 10%, respectively. At December 31, 2011, the Company’s Tier I Leverage, Tier I Risk-based, and Total Risk-based capital ratios were 9.32%, 14.29% and 16.06%, respectively. At December 31, 2011, the Company’s tangible common equity ratio stood at 9.89%, up from 9.01% at December 31, 2010.

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

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of probable loss in the loan portfolio. Management regularly evaluates the allowance for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income, and when a greater amount of provision for loan losses is necessary, the result is lower net income. Refer to Part II, Item 7, Allowance for Loan Losses and Provision, and Part II, Item 8, Note 3, Loans and allowance for loan losses, of the Consolidated Financial Statements, in this Annual Report on Form 10-K, for further discussion and analysis concerning the allowance.

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

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2011 and 2010, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. We complete our annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, our goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

Refer to Notes 1 and 6 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details of the Company’s accounting policies and estimates covering goodwill.

FINANCIAL CONDITION

Asset/Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets represented 96.4% of total average assets during 2011 and 2010, respectively.

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

Earning Assets

For the year ended December 31, 2011, the Company’s total average earning assets amounted to $1,109,843, compared with $1,047,949 in 2010, representing an increase of $61,894, or 5.9%. The 2011 increase in average earning assets was principally attributed to a $35,907 or 5.3% increase in the Bank’s average loan portfolio and a $26,702 or 7.7% increase in average securities.

The tax-equivalent yield on total average earning assets amounted to 4.72% in 2011 compared with 5.03% in 2010, representing a decline of 31 basis points. The weighted average yield on the Bank’s securities portfolio declined 46 basis points to 4.62% in 2011, largely reflecting the replacement of cash flows from the portfolio during a period of historically low interest rates. The weighted average yield on the Bank’s loan portfolio declined 27 basis points to 4.87% in 2011, largely reflecting the ongoing origination and competitive re-pricing of certain commercial loans and the origination and refinancing of residential mortgage loans during a period of historically low interest rates.

For the year ended December 31, 2011, total tax-equivalent interest income amounted to $52,378 compared with $52,764 in 2010, representing a decline of $386, or 0.7%. Interest income from the securities portfolio contributed $375 to the decline in 2011 interest income, while interest income from the loan portfolio contributed $56.

Total Assets

The Company’s assets principally consist of loans and securities, which at December 31, 2011 represented 62.4% and 32.7% of total assets, compared with 62.7% and 32.0% at December 31, 2010, respectively.

At December 31, 2011 the Company’s total assets stood at $1,167,466 compared with $1,117,933 at December 31, 2010, representing an increase of $49,533, or 4.4%. The increase in total assets was principally attributed to a $28,333 or 4.0% increase in total loans, followed by a $23,998 or 6.7% increase in securities.

Securities

The average securities portfolio represented 33.9% of the Company’s average earning assets in 2011 and generated 33.1% of its total tax-equivalent interest and dividend income, compared with 33.3% and 33.6% in 2010, respectively.

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

The securities portfolio is primarily comprised of mortgage-backed securities (“MBS”) issued by U.S. government agencies, U.S. Government-sponsored enterprises, and other non-agency, private-label issuers.  The securities portfolio also includes tax-exempt obligations of state and political subdivisions, and obligations of other U.S. Government-sponsored enterprises.

Total Securities: At December 31, 2011, total securities stood at $381,880 compared with $357,882 at December 31, 2010, representing an increase of $23,998, or 6.7%. Securities purchased during 2011 principally consisted of mortgage-backed securities issued and guaranteed by U.S. Government agencies and sponsored enterprises.

Trading Securities: Trading securities are securities bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. During the years ended December 31, 2011 and 2010, the Bank did not own any trading securities.

Securities Held to Maturity: Securities held to maturity are debt securities for which the Bank has the positive intent and ability to hold until maturity. Held to maturity investments are reported at their aggregate cost, adjusted for amortization of premiums and accretion of discounts. During the years ended December 31, 2011 and 2010, the Bank did not own any securities held to maturity.

Securities Available for Sale: Securities available for sale represented 100% of total securities at December 31, 2011 and 2010.

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

The following table summarizes the securities available for sale portfolio as of December 31, 2011 and 2010:

	December 31, 2011
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 23	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	225,962	9,414	127	235,249
US Government agency	72,585	2,932	23	75,494
Private label	13,504	201	1,492	12,213
Obligations of states and political subdivisions thereof	58,160	2,199	2,458	57,901
Total	$371,211	$14,769	$4,100	$381,880

	December 31, 2010
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 1,000	$ 34	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	217,319	7,812	578	224,553
US Government agency	56,083	1,216	356	56,943
Private-label	22,720	311	2,201	20,830
Obligations of states and political subdivisions thereof	60,245	327	6,050	54,522
Total	$357,367	$9,700	$9,185	$357,882

Obligations of U.S. Government-sponsored Enterprises: This category of securities represents promissory notes (debt instruments) issued by U.S. Government-sponsored enterprises, such as FNMA, FHLMC, FHLB, etc. All of these securities were credit rated AAA by all of the major credit rating agencies at December 31, 2011 and 2010.

At December 31, 2011, the amortized cost of obligations of U.S. Government-sponsored enterprises totaled $1,000, unchanged compared with December 31, 2010. At December 31, 2011, the amortized cost of obligations of U.S. Government enterprises comprised 0.3% of the securities portfolio, unchanged compared with December 31, 2010.

At December 31, 2011, the Bank’s weighted average yield on obligations of U.S. Government-sponsored enterprises amounted to 2.50%, unchanged compared with December 31, 2010.

Mortgage-backed Securities Issued by U.S. Government-sponsored Enterprises: This category of securities represents mortgage backed securities issued and guaranteed by U.S. Government-sponsored enterprises, specifically, FNMA and FHLMC. These Government-sponsored enterprises were placed under the conservatorship of the U.S. Government on September 7, 2008.  In August of 2011, Standard and Poor’s, a major credit rating agency, downgraded all debt issued and guaranteed by the United States from “AAA” to “AA+”. Accordingly, all of these securities were credit rated “AA+” at December 31, 2011.

At December 31, 2011, the amortized cost of mortgage-backed securities issued by U.S. Government-sponsored enterprises totaled $225,962, compared with $217,319 at December 31, 2010, representing an increase of $8,643, or 4.0%. At December 31, 2011, the amortized cost of mortgage-backed securities issued by U.S. Government enterprises comprised 60.9% of the securities portfolio, compared with 60.8% at December 31, 2010.

At December 31, 2011, the Bank’s weighted average yield on mortgage-backed securities issued by U.S. Government-sponsored enterprises amounted to 3.97% compared with 4.39% at December 31, 2010. The decline in the weighted average yield was principally attributed to prevailing, historically low market yields during 2011, with securities cash flows from the portfolio generally being replaced with securities having lower yields than the existing weighted average yield for this segment of the portfolio.

Mortgage-backed Securities Issued by U.S. Government Agencies: This category of securities represents mortgage-backed securities backed by the full faith and credit of the U.S. Government, such as the Government National Mortgage Association (“GNMA”). All of these securities were credit rated “AA+” at December 31, 2011 and “AAA” at December 31, 2010.

At December 31, 2011, the total amortized cost of the Bank’s mortgage-backed securities issued by U.S. Government agencies totaled $72,585, compared with $56,083 at December 31, 2010, representing an increase of $16,502, or 29.4%. At December 31, 2011, the amortized cost of mortgage-backed securities issued by U.S. Government agencies comprised 19.6% of the Bank’s securities portfolio, compared with 15.7% at December 31, 2010.

At December 31, 2011, the weighted average yield on mortgage-backed securities issued by U.S. Government agencies amounted to 3.61%, compared with 3.60% at December 31, 2010.

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

At December 31, 2011, the total amortized cost of the Bank’s private-label MBS amounted to $13,504, compared with $22,720 at December 31, 2010, representing a decline of $9,216, or 40.6%. This decline was principally attributed to principal pay downs on the underlying securities collateral throughout 2011 and, to a lesser extent, OTTI losses. At December 31, 2011, the amortized cost of mortgage-backed securities issued by private-label issuers comprised 3.6% of the Bank’s securities portfolio, compared with 6.4% at December 31, 2010.

At December 31, 2011, the weighted average yield on the Bank’s private-label mortgage-backed securities portfolio amounted to 7.91%, compared with 8.77% at December 31, 2010.

At December 31, 2011, $7,483 of the total amortized cost of the Bank’s private-label mortgage-backed securities portfolio was rated below investment grade by at least one of the major credit rating agencies. All of these below investment grade securities had been rated “AAA” by the credit rating agencies at the date of purchase and continued to be rated “AAA” through December 31, 2007. Beginning in 2008 and continuing through 2011, unprecedented market stresses began affecting all mortgage-backed securities (Government agency and private-label) as the economy in general and the housing market in particular seriously deteriorated. As a result, the Bank revised its assessments as to the full recoverability of its private-label MBS and during 2011, 2010, 2009 and 2008 recorded $2,219, $898, $1,454 and $1,435, respectively, in OTTI write-downs under existing accounting standards at that time. Refer to Part II, item 8, Notes to Consolidated Financial Statements, Notes 1 and 2 in this Annual Report on Form 10-K for further information on OTTI.

Obligations of States and Political Subdivisions Thereof: Obligations of states and political subdivisions thereof (“municipal bonds”) are issued by city, county and state governments, as well as by enterprises with a public purpose, such as certain electric utilities, universities and hospitals. One of the primary attractions of municipal bonds is that “Bank Qualified” issues are federally tax exempt. The Bank’s municipal securities primarily consist of general obligation bonds and, to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are supported with state aid.  Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed. The Bank’s municipal bond portfolio is generally concentrated in school districts across the U.S.A., which have historically been considered among the safer municipal bond investments.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2011, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2011 and 2010, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at December 31, 2011 all municipal bond issuers were current on contractually obligated interest and principal payments.

At December 31, 2011, the amortized cost of the Bank’s municipal bond portfolio, totaled $58,160, compared with $60,245 at December 31, 2010, representing a decline of $2,085, or 3.5%. At December 31, 2011, the amortized cost of municipal bonds comprised 15.7% of the Bank’s securities portfolio, compared with 16.9% at December 31, 2010. At December 31, 2011, the fully tax-equivalent yield on the Bank’s municipal bond portfolio amounted to 7.23%, compared with 7.36% at December 31, 2010.

Securities Maturity Distribution and Weighted Average Yields:  The following table summarizes the maturity distribution of the amortized cost of the Bank’s securities portfolio and weighted average yields of such securities on a fully tax-equivalent basis as of December 31, 2011. The Bank recognizes the amortization of premiums and accretion of discounts in interest income using the interest method over the estimated life of the security.  The maturity distribution is based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

SECURITIES

MATURITY SCHEDULE AND WEIGHTED AVERAGE YIELDS

DECEMBER 31, 2011

(at fair value)

	One Year or less		Greater than one year to Five years		Greater than Five to ten years		Greater than ten years		TOTAL
	Estimated Fair Value	Weighted Average yield	Estimated Fair Value	Weighted Average yield	Estimated Fair Value	Weighted Average yield	Estimated Fair Value	Weighted Average yield	Estimated Fair Value	Weighted average yield

Obligations of US Government- sponsored enterprises	$---		$1,023	2.50%	$---	0.00%	$---	0.00%	$1,023	2.50%
Mortgage-backed securities:
US Government- sponsored enterprises	---		733	4.86%	12,466	4.02%	222,050	3.97%	235,249	3.97%
US Government agency	---		86	2.12%	1,147	5.60%	74,261	3.59%	75,494	3.61%
Private label	---				1,019	9.57%	11,194	7.76%	12,213	7.91%
Obligations of states and political subdivisions thereof	50	7.62%	---		4,398	6.57%	53,453	7.28%	57,901	7.23%
Total	$50		$1,842		$19,030		$360,958		$381,880

Securities Concentrations: At December 31, 2011 and 2010, the Bank did not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceeded 5% of the Company’s shareholders’ equity.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at December 31, 2011, amounted to an excess of $4,100, or 1.1% of the total amortized cost of the securities portfolio. At December 31, 2010 this amount represented an excess of $9,185, or 2.6% of the total amortized cost of the securities portfolio. As of December 31, 2011, unrealized losses on securities in a continuous unrealized loss position more than twelve months amounted to $3,707, compared with $6,618 at December 31, 2010.

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to Part II, Item 8, Notes 1 and 2 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLB”). The FHLB is a cooperatively owned wholesale bank for housing and finance in the six New England states. Its mission is to support the residential mortgage and community-development lending activities of its members, which include over 450 financial institutions across New England. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank uses the FHLB for most of its wholesale funding needs.

At December 31, 2011, the Bank’s investment in FHLB stock totaled $16,068, unchanged compared with December 31, 2010.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in the first quarter of 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. This moratorium continued throughout 2010 and 2011. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.

In the first quarter of 2009, the FHLB advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for all of 2009 were suspended and that continued to be the case throughout 2010. Following five consecutive quarters of profitability, the FHLB’s board of directors declared quarterly cash dividends throughout 2011 equal to an annual yield of 0.49%, based on the average stock outstanding. The FHLB’s board of directors anticipates it will continue to declare modest cash dividends, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label MBS or mortgage loan portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of December 31, 2011, and, in the most recent information available, was classified “adequately capitalized” by its regulator, the Federal Housing Finance Agency, as of September 30, 2011. The FHLB also reported a total regulatory capital-to-asset ratio of 8.5% at December 30, 2011, exceeding the regulatory minimum requirement of 4.0%, and its permanent capital was $4.3 billion, exceeding its $876.5 million minimum regulatory risk-based capital requirement.

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy, liquidity position and return to profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2011. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At December 31, 2011, total loans amounted to $729,003, compared with $700,670 at December 31, 2010, representing an increase of $28,333, or 4.0%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the major components of the Bank’s loan portfolio, net of deferred loan origination fees and costs, as of December 31 over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2011	2010	2009	2008	2007

Commercial real estate mortgages	$285,484	$283,799	$260,713	$204,588	$167,966
Commercial and industrial	62,450	57,323	59,446	65,717	65,238
Commercial construction and land development	30,060	32,114	26,901	32,086	15,697
Agricultural and other loans to farmers	26,580	24,359	22,192	19,390	15,989
Total commercial loans	404,574	397,595	369,252	321,781	264,890

Residential real estate mortgages	239,799	231,434	225,750	249,543	251,625
Home equity loans	51,462	54,289	54,889	51,095	45,783
Other consumer loans	22,906	4,417	4,665	4,773	10,267
Total consumer loans	314,167	290,140	285,304	305,411	307,675

Tax exempt loans	9,700	12,126	14,138	5,358	6,001

Deferred origination costs, net	562	809	798	1,053	1,145
Total loans	729,003	700,670	669,492	633,603	579,711
Allowance for loan losses	(8,221)	(8,500)	(7,814)	(5,446)	(4,743)
Total loans net of allowance for loan losses	$720,782	$692,170	$661,678	$628,157	$574,968

At December 31, 2011, commercial loans comprised 55.5% of the total loan portfolio, compared with 56.7% at December 31, 2010. Consumer loans, which principally consisted of residential real estate mortgage loans, comprised 43.1% of total loans compared with 41.4% at December 31, 2010.

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

Commercial loans are approved using a combination of individual loan authorities, and a Directors’ Loan Committee.  For loan relationships below $500, loans are approved using individual loan authorities.  For loan relationships over $500 but less than $1,000, loans are approved by two Senior Signors.  The Bank has four Senior Signors – the President and CEO, the EVP of Business Banking, the EVP of Retail Banking and the EVP and Chief Risk Officer.  Loans to customer relationships over $1,000 require (with some limited exceptions as permitted in the Bank’s lending policy) approval by the Bank’s Directors’ Loan Committee, a formal Committee of the Bank’s Board of Directors.  Any loans approved under any of the limited exceptions permitted by the Bank’s lending policy are ratified by the Directors’ Loan Committee, which meets regularly.

Reflecting diminished business loan demand in the communities served by the Bank, commercial loan growth slowed in 2011 to $6,979 or 1.8%, following a $28,343 or 7.7% increase in 2010. At December 31, 2011, total commercial loans amounted to $404,574, compared with $397,595 at December 31, 2010.

Commercial loan growth has generally been challenged by a troubled economy, economic uncertainty, declining demand, and strong competition for quality loans. Bank management attributes the continued growth in commercial loans to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a local economy that has fared better than the nation as a whole.

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage (“CRE”) loans ended the year at $285,484, compared with $283,799 at December 31, 2010, representing an increase of $1,685 or 0.6%. This category of loans represented 39.2% of the loan portfolio at December 31, 2011, compared with 40.5% at December 31, 2010.

The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at December 31, 2011 approximately 34.8% of the commercial real estate mortgage portfolio is represented by loans to the lodging industry, compared with 30.4% at December 31, 2010. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

Commercial and Industrial Loans: At December 31, 2011, commercial and industrial loans totaled $62,450, compared with $57,323 at December 31, 2010, representing an increase of $5,127, or 8.9%. This category of loans represented 8.6% of the total loan portfolio at December 31, 2011, compared with 8.2% at December 31, 2010. The size of the commercial and industrial loan portfolio is reflective of the Bank’s market area demographics, which have historically limited the opportunity and growth potential in this particular category of loans.

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

Commercial Construction and Land Development Loans: At December 31, 2011, commercial construction and development loans totaled $30,060, compared with $32,114 at December 31, 2010, representing a decline of $2,054, or 6.4%. This category of loans represented 4.1% of the total loan portfolio at December 31, 2011, compared with 4.6% at December 31, 2010.

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

Agricultural and Other Loans to Farmers: Loans to finance agricultural production and other loans to farmers totaled $26,580 as of December 31, 2011, compared with $24,359 at December 31, 2010, representing an increase of $2,221, or 9.1%. This category of loans represented 3.6% of the total loan portfolio at December 31, 2011, compared with 3.5% at December 31, 2010. The communities served by the Bank generally offer limited opportunities for lending in this industry sector.  This category of loans includes loans related to Maine’s wild blueberry industry.

Consumer Loans: At December 31, 2011, total consumer loans, which principally consisted of residential real estate mortgage loans, stood at $314,167 compared with $290,140 at December 31, 2010, representing an increase of $24,027, or 8.3%.

Residential Real Estate Mortgages: The Company originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties, substantially all of which are located in the Company’s market area, and are amortized over 10 to 30 years. All residential real estate loans were originated by the Company.   From time to time the Company will sell

longer term low rate, residential mortgage loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) with servicing rights retained. This practice allows the Company to better manage interest rate risk and liquidity risk. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines for all loans, including those held in its portfolio. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through more stringent underwriting and periodic site inspections, including inspections at standard intervals.

Residential real estate mortgage loans totaled at $239,799 as of December 31, 2011, compared with $231,434 at December 31, 2010, representing an increase of $8,365, or 3.6%.  Residential mortgage loan refinancing activity continued at a brisk pace in 2011, which was attributed to historically low interest rates. The growth in this portfolio segment has been challenged by a weak economy, elevated levels of refinancing activity and a generally depressed real estate market. All 2011 residential real estate loan originations were held in the Bank’s loan portfolio, versus sold into the secondary market. This category of loans represented 32.9% of the Bank’s total loan portfolio at December 31, 2011, compared with 33.0% at December 31, 2010.

Home Equity Loans: The Company originates home equity lines of credit and junior mortgage loans which are secured by a junior lien position on one-to-four-family residential real estate. These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

Home equity loans totaled $51,462 at December 31, 2011, compared with $54,289 at December 31, 2010, representing a decline of $2,827, or 5.2%. This category of loans represented 7.1% of the Bank’s total loan portfolio at December 31, 2011, compared with 7.7% at December 31, 2010. Approximately 95% of the Bank’s home equity loan portfolio is represented by variable rate loans indexed to the Prime interest rate. Bank management believes the 2011 decline in home equity loans was principally attributed to depressed real estate values and a weak economy, including diminished consumer spending and confidence.

Other Consumer Loans: Loans to individuals for household, family and other personal expenditures (“other consumer loans”) totaled $22,906 at December 31, 2011 compared with $4,417 at December 31, 2010, representing an increase of $18,489, or 418.6%. The increase in other consumer loans was principally attributed to the purchase of a Maine-based, seasoned portfolio of prime consumer loans at the end of the first quarter of 2011. The underlying collateral supporting these consumer loans consisted of recreational vehicles and vessels (i.e. pleasure boats), and none of the loans purchased had any history of delinquency.

This category of loans represented 3.1% of the Bank’s total loan portfolio at December 31, 2011, compared with 0.6% at December 31, 2010. Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank has not campaigned aggressively for consumer installment loans over the past five years.

Tax Exempt Loans:  Tax-exempt loans totaled $9,700 at December 31, 2011, compared with $12,126 at December 31, 2010, representing a decline of $2,426, or 20.0%. Tax-exempt loans represented 1.3% of the total loan portfolio at December 31, 2011, compared with 1.7% at December 31, 2010.

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

Loan Concentrations: Because of the Bank’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2011, approximately $99,345 or 13.6% of the Bank’s loan portfolio was represented by loans to the lodging industry, compared with $86,142 or 12.3% at December 31, 2010. Loan concentrations continued to reflect principally the Bank’s business region.

Sub-prime Mortgage Lending: Sub-prime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that Bank management has actively pursued. In general, the industry does not apply a uniform definition of what actually constitutes “sub-prime” lending. In referencing sub-prime lending activities, Bank management relies upon several sources, including Maine’s predatory lending law enacted January 1, 2008, and the “statement of Sub-prime Mortgage Lending” issued by the federal bank regulatory agencies (the “agencies”) on June 29, 2007, which further references the expanded guidance for sub-prime lending programs (the “expanded guidance”), issued by the agencies by press release dated January 31, 2001.

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

Real Estate Loans Under Foreclosure: At December 31, 2011, real estate loans under foreclosure totaled $4,090 compared with $2,746 at December 31, 2010, representing an increase of $1,344, or 48.9%.

At December 31, 2011, real estate loans under foreclosure were represented by seventeen residential mortgage loans totaling $2,351, two commercial construction loans totaling $990, five commercial and industrial loans totaling $398 and three commercial real estate loans totaling $351.

Other Real Estate Owned: Real estate acquired in satisfaction of a loan is reported in other assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to other real estate owned (“OREO”) and recorded at the lower of cost or fair market value less estimated costs to sell based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses.  Subsequent reductions in fair value below the carrying value are charged to other operating expenses.

At December 31, 2011 total OREO amounted to $2,699, compared with $656 as of December 31, 2010. Eight residential and five commercial properties comprised the December 31, 2011 balance of OREO.

Mortgage Loan Servicing: The Bank from time to time will sell residential mortgage loans to other institutions and investors such as the FHLMC. The Bank has generally sold fixed rate, long term, low-coupon mortgages as a means of managing interest rate risk. The sale of loans also allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2011, the unpaid balance of mortgage loans serviced for others totaled $26,566 compared with $30,525 at December 31, 2010, representing a decline of $3,959 or 13.0%. During 2011 and 2010, virtually all of the residential mortgage loans originated by the Bank were held in its loan portfolio.

Loan Portfolio Interest Rate Composition: The following table summarizes the commercial, tax-exempt and consumer components of the loan portfolio by fixed and variable interest rate composition, as of December 31, 2011 and 2010:

	2011	2010
Commercial:
Fixed	$ 55,701	$ 57,316
Variable	349,154	340,683
Total	$404,855	$397,999

Tax exempt:
Fixed	$ 4,875	$ 7,045
Variable	4,825	5,081
Total	$ 9,700	$ 12,126

Consumer:
Fixed	$210,440	$179,861
Variable	104,008	110,684
Total	$314,448	$290,545

Total loans:
Fixed	$271,016	$244,222
Variable	457,987	456,448
Total	$729,003	$700,670

At December 31, 2011, fixed and variable rate loans comprised 37.2% and 62.8% of the loan portfolio, respectively, compared with 34.9% and 65.1% at December 31, 2010. Over the past few years variable rate loans comprised a larger portion of the commercial loan portfolio compared with historical levels. Bank management believes this was principally driven by the historically low Prime interest rate, which is the index used for most of the Bank’s variable rate commercial loans. Most new borrowers elected Prime based loan pricing, while some existing borrowers renegotiated their higher cost fixed rate borrowings to lower cost Prime based borrowings.

Loan Maturities and Re-pricing Distribution:  The following table summarizes fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2011 and 2010. Actual maturity dates may differ from contractual maturity dates due to prepayments, modifications and re-financings.

Maturities	2011	2010

One year or less	$226,476	$260,676
Over 1 - 5 years	147,801	121,949
Over 5 years	354,726	318,045
Total loans	$729,003	$700,670

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

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses and maximize earnings. The Bank employs a comprehensive risk management structure to identify and manage the risk of loss. For consumer loans, the Bank identifies loan delinquency beginning at 10-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Non-residential mortgage loan losses are recognized no later than the point at which a loan is 120 days past due. Residential mortgage loan losses are recognized during the foreclosure process, or sooner, when that loss is quantifiable and reasonably assured. For commercial loans the Bank applies a risk grading system, which stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio. The risk grades include ratings that correlate with regulatory definitions of “Pass,” “Other Assets Especially Mentioned,” “Substandard,” “Doubtful,” and “Loss.”

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans over the past five years.

TOTAL NON-PERFORMING LOANS

AT DECEMBER 31

	2011	2010	2009	2008	2007

Commercial real estate mortgages	$ 2,676	$ 3,572	$3,096	$1,645	$1,519
Commercial and industrial loans	1,078	778	237	294	---
Commercial construction and land development	3,753	5,899	392	---	---
Agricultural and other loans to farmers	595	254	1,848	199	79
Total commercial loans	8,102	10,503	5,573	2,138	1,598

Residential real estate mortgages	4,266	3,022	2,522	1,721	377
Home equity loans	266	146	304	26	73
Other consumer loans	273	---	5	16	5
Total consumer loans	4,805	3,168	2,831	1,763	455

Total non-accrual loans	12,907	13,671	8,404	3,901	2,053
Accruing loans contractually past due 90 days or more	---	6	772	503	9
Total non-performing loans	$12,907	$13,677	$9,176	$4,404	$2,062

Allowance for loan losses to non-performing loans	64%	62%	85%	124%	230%
Non-performing loans to total loans	1.77%	1.95%	1.37%	0.70%	0.36%
Allowance to total loans	1.13%	1.21%	1.17%	0.86%	0.82%

At December 31, 2011, total non-performing loans amounted to $12,907, or 1.77% of total loans, compared with $13,677 or 1.95% of total loans as of December 31, 2010.

One commercial real estate construction loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $2,759, or 21.4% of total non-performing loans at December 31, 2011, down from $5,194, or 38.0% at December 31, 2010. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no further construction risk. The primary source of repayment is the sale of the housing units. This loan is impaired and was put on non-accrual status in 2010. In the third quarter of 2011 the Bank charged off $1,822 of the outstanding balance for this loan.  During the third quarter the Bank obtained current appraisals for this affordable housing project and, based on revised prospects for future cash flows and other considerations, classified this loan as collateral dependent and recorded it at fair value in the Company’s financial statements.  This loan became a problem loan for the Bank in 2010 when the local town reconsidered a previously approved bond issuance that failed to gain voter support.  That, combined with a depressed real estate market and declining real estate values over the past few years, ultimately led to the charge off of $1,822.  Failure to realize expected cash flows during the third quarter of 2011 resulted in the revised future cash flow estimates mentioned above.

Non-performing commercial and land development loans totaled $3,753 at December 31, 2011, compared with $5,899 at December 31, 2010, representing a decline of $2,146, or 36.4%. This decline was principally attributed to the partial charge-off of the housing authority loan discussed immediately above.

Non-performing commercial real estate mortgages totaled $2,676 at December 31, 2011, compared with $3,572 at December 31, 2010, representing a decline of $896 or 25.1% compared with December 31, 2010. At December 31, 2011, non-performing commercial real estate loans were represented by eleven business relationships, with outstanding balances ranging from $21 to $1,120.

The level of non-performing residential real estate mortgages continued its upward trend in 2011, largely reflecting a still weak economy combined with lengthy foreclosure proceedings. At December 31, 2011, non-performing residential real estate mortgages totaled $4,266, compared with $3,022 at December 31, 2010, representing an increase of $1,244 or 41.2%. At December 31, 2011, non-performing residential real estate loans were represented by 42, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $3 to $443. At December 31, 2010, non-performing residential real estate loans were represented by 32, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $4 to $457.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at December 31, 2011, Bank management is cognizant of the weakened real estate market, elevated unemployment rates and depressed economic conditions overall. Bank management recognizes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $3,458 and $3,749 at December 31, 2011, and 2010, or 0.47% and 0.54% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

On an ongoing basis the Bank reviews the commercial loan portfolio for evidence of potential problem loans. Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as non-performing at some time in the future.

At December 31, 2011, the Bank identified twenty-three commercial relationships totaling $9,850 as potential problem loans, or 1.4% of total loans. At December 31, 2010, the Bank identified eighteen commercial relationships totaling $4,886 as potential problem loans, or 0.70% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Troubled Debt Restructures: A Troubled Debt Restructure (“TDR”) results from a modification to a loan to a borrower who is experiencing financial difficulty in which the Bank grants a concession to the debtor that it would not otherwise consider but for the debtor’s financial difficulties.  Financial difficulty arises when a debtor is bankrupt or contractually past due, or is likely to become so, based upon its ability to pay. A concession represents an accommodation not generally available to other customers, including a below-market interest rate, deferment of principal payments, extension of maturity dates, etc.  Such accommodations extended to customers who are not experiencing financial difficulty do not result in TDR classification.

As of December 31, 2011, there were four real estate secured loans classified as TDR’s with two relationships totaling $913. Three loans to one commercial borrower totaling $831 were accruing and contractually current prior to modification, and continued to be contractually current at December 31, 2011. One residential mortgage loan totaling $82 was contractually current and accruing prior to modification.  However, since that time has become past due and at 12/31/11 was in nonaccrual and subject to a foreclosure action by the Bank.  The Bank had no commitments to lend additional funds to either of these debtors.  TDRs are incorporated into the Bank’s assessment of the adequacy of its allowance for loan losses.

Allowance for Loan Losses: At December 31, 2011, the allowance for loan losses (the “allowance”) stood at $8,221, compared with $8,500 at December 31, 2010, representing a decrease of $279, or 3.3%. At December 31, 2011, the allowance expressed as a percentage of total loans stood at 113 basis points, down from 121 basis points at December 31, 2010.

The decline in the allowance from December 31, 2010 was principally attributed to the charge-off of a commercial construction and land development loan in the third quarter as discussed immediately above under non-performing loans, of which $577 was allocated for in the Bank’s December 31, 2010 allowance. The reduction in the allowance also reflected lower levels of non-performing loans and specific allowances for impaired loans at December 31, 2011 compared with December 31, 2010. At December 31, 2011, the allowance expressed as a percentage of non-performing loans amounted to 64% compared with 62% at December 31, 2010.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as expedient, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $4,827 as of December 31, 2011, compared with $2,856 as of December 31, 2010. The related allowances for loan losses on these impaired loans amounted to $200 and $400 as of December 31, 2011 and 2010, respectively.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $783 and $536 for the years ended December 31, 2011 and 2010, respectively.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during 2011 compared with 2010.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at December 31, 2011, is appropriate for the risks inherent in the loan portfolio.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES

SUMMARY OF LOAN LOSS EXPERIENCE

	2011	2010	2009	2008	2007

Balance at beginning of period	$ 8,500	$ 7,814	$ 5,446	$ 4,743	$ 4,525
Charge offs:
Commercial real estate mortgages	$ 423	$ 296	$ 74	$ 280	$ 60
Commercial and industrial	123	652	280	858	29
Commercial construction and land development	1,943	167	---	---	---
Agricultural and other loans to farmers	---	396	68	3	69
Residential real estate mortgages	254	160	455	86	8
Other consumer loans	90	103	78	106	104
Home equity loans	94	100	40	3	33
Tax exempt loans	---	---	---	---	---
Total charge-offs	2,927	1,874	995	1,336	303

Recoveries:
Commercial real estate mortgages	$ 8	$ 3	$ ---	$ 2	$ 3
Commercial and industrial loans	82	10	13	---	23
Commercial construction and land development	77	---	---	---	---
Agricultural and other loans to farmers	45	5	8	1	3
Residential real estate mortgages	---	106	119	17	---
Other consumer loans	41	69	16	24	36
Home equity loans	---	40	---	---	---
Tax exempt loans	---	---	---	---	---
Total recoveries	253	233	156	44	65

Net charge-offs	2,674	1,641	839	1,292	238
Provision charged to operations	2,395	2,327	3,207	1,995	456

Balance at end of period	$ 8,221	$ 8,500	$ 7,814	$ 5,446	$ 4,743

Average loans outstanding during period	$717,895	$681,988	$655,201	$611,373	$558,795

Annualized net charge-offs to average loans outstanding	0.37%	0.24%	0.13%	0.21%	0.04%

The Bank’s 2011 loan losses significantly exceeded historical experience. For the year ended December 31, 2011, total net loan charge-offs amounted to $2,674, of which $1,822 or 68.1% was attributed to the non-performing affordable housing project loan discussed immediately above.  For the year ended December 31, 2011, annualized net charge-offs to average loans outstanding amounted to 0.37%, compared with 0.24% in 2010.

The following table presents the five-year summary of the allowance by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(at December 31)

	2011		2010		2009		2008		2007
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial and industrial, and agricultural	$1,653	12.22%	$1,460	11.66%	$1,812	12.19%	$1,546	13.43%	$1,059	14.01%
Real estate mortgages:
Real estate-construction and land devlopment	594	4.12%	999	4.58%	349	4.02%	251	5.06%	168	2.71%
Real estate-mortgage	5,602	79.19%	5,858	81.40%	5,377	80.98%	3,414	79.91%	3,247	80.47%
Installments and other loans to individuals	286	3.14%	73	0.63%	122	0.70%	169	0.75%	235	1.77%
Tax exempt	86	1.33%	110	1.73%	154	2.11%	66	0.85%	34	1.04%
TOTAL	$8,221	100.00%	$8,500	100.00%	$7,814	100.00%	$5,446	100.00%	$4,743	100.00%

Bank Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received in excess of the cash value, are recorded in other non-interest income, and are not subject to income taxes. The cash surrender value of the BOLI is included on the Company’s consolidated balance sheet.

At December 31, 2011, the cash surrender value of BOLI amounted to $7,377, compared with $7,112 at December 31, 2010, representing an increase of $265, or 3.7%, compared with December 31, 2010.

Other Assets

The Company’s other assets are principally comprised of accrued interest receivable, prepaid FDIC insurance assessments, deferred income taxes and other real estate owned.

At December 31, 2011 total other assets amounted to $13,391, compared with $15,223 at December 31, 2010, representing a decline of $1,832, or 12.0%. The decline in other assets principally attributed to declines in deferred income taxes and prepaid FDIC insurance assessments amounting to $2,622 and $1,027 compared with December 31, 2010, respectively. These declines were offset in part by a $2,043 increase in other real estate owned compared with December 31, 2010.

Funding Sources

The Bank utilizes various traditional sources of funding to support its earning asset portfolios. Funding sources principally consist of retail deposits and, to a lesser extent, borrowings from the Federal Home Loan Bank of Boston (“FHLB”) of which it is a member, the Federal Reserve Bank of Boston (“Federal Reserve”), and certificates of deposit obtained from the national market.

According to a January 2012 report prepared by the Maine Bureau of Financial Institutions, Maine banks rely on borrowings and other types of non-core funding to a much greater degree than the national average, as Maine banks’ historical core deposit growth has not kept pace with earning asset growth.

While the Bank has had a long and successful track record in managing its liquidity and funding its earning asset portfolios, management believes that the Bank’s future success in growing core deposits will be a determinant factor in its ability to meaningfully grow earning assets and leverage its strong capital position.

Deposits

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank. Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing capacity from the FHLB and FRB, brokered certificates of deposit obtained from the national market and cash flows from its securities portfolio.

Total Deposits: At December 31, 2011 total deposits amounted to $722,890 compared with $708,328 at December 31, 2010, representing an increase of $14,562, or 2.1%.

Demand Deposits: The Bank’s demand deposits are principally business accounts, which account for approximately two-thirds of total demand deposits. At December 31, 2011, total demand deposits amounted to $62,648, compared with $60,350 at December 31, 2010, representing an increase of $2,298, or 3.8%. As discussed above, the Bank’s deposits are seasonal in nature and the timing and extent of seasonal swings vary from year to year. This is particularly the case with demand deposits. For the year ended December 31, 2011, total average demand deposits amounted to $61,553, compared with $57,036 in 2010, representing an increase of $4,517, or 7.9%. Management believes the increase in demand deposits was largely attributed to a strong tourist season in the local communities served by the Bank, combined with new customer relationships.

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

NOW Accounts:  Bank offers interest bearing NOW accounts to individuals, not-for-profit organizations and sole proprietor businesses.  At December 31, 2011, total NOW accounts amounted to $99,120, compared with $82,656 at December 31, 2010, representing an increase of $16,464, or 19.9%. For the year ended December 31, 2011, average NOW accounts amounted to $84,151, compared with $77,843 in 2010, representing an increase of $6,308 or 8.1%.

During 2011, the Bank’s most successful NOW account product continued to be Gold Wave Checking, a relationship product designed for its customers age 50 and above.

Savings and Money Market Deposits:  At December 31, 2011, total savings and money market accounts amounted to $206,704, compared with $211,748 at December 31, 2010, representing a decline of $5,044, or 2.4%. The decline in savings and money market deposits was in part attributed to a $5,495 decline in money market accounts offered to clients of Trust Services, reflecting a reallocation of cash within certain managed asset portfolios in the normal course of business. Company management also attributes this decline to competitive market pricing considerations in a historically low interest rate environment throughout 2011.

For the year ended December 31, 2011, average savings and money market accounts amounted to $209,376, compared with $184,744 in 2010, representing an increase of $24,632 or 13.3%.

Time Deposits: At December 31, 2011, total time deposits amounted to $354,418, compared with $353,574 at December 31, 2010, representing an increase of $844, or 0.2%. A portion of the Bank’s time deposits include certificates of deposit obtained from the national market. This source of funds is generally utilized to help support the Bank’s earning asset growth, while maintaining its strong on-balance-sheet liquidity position via secured borrowing lines of credit with the FHLB of Boston and the Federal Reserve Bank of Boston. During 2012 the Bank reduced its level of time deposits obtained from the national market, lowering the overall rate of growth for this category of deposits.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering time deposits, the Bank generally prices these deposits on a relationship basis. At December 31, 2011, the weighted average cost of time deposits was 1.93% compared with 2.19% at December 31, 2010, representing a decline of 26 basis points. Given the current interest rate environment and continuing time deposit maturities, Bank management anticipates that the weighted average cost of time deposits will continue to show declines in 2012.

The following table summarizes the changes in the average balances of deposits during the periods indicated, including the weighted average interest rates paid for each category of deposits:

AVERAGE DEPOSIT BALANCES BY CATEGORY OF DEPOSIT

	2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 61,553	---	$ 57,036	---
NOW accounts	84,151	0.32%	77,843	0.41%
Savings and money market deposits	209,376	0.51%	184,744	0.81%
Time deposits	383,718	1.93%	369,408	2.19%
Total deposits	$738,798		$689,031

The following table summarizes the maturity distribution of time deposits of $100 or greater:

MATURITY SCHEDULE

TIME DEPOSITS $100 OR GREATER

DECEMBER 31, 2011

Three months or less	$ 20,790
Over three to six months	12,664
Over six to twelve months	14,775
Over twelve months	52,610
Total	$100,839

Time deposits in denominations of $100 or greater totaled $100,839 at December 31, 2011, compared with $120,417 at December 31, 2010, representing a decrease of $19,578, or 16.3%.

In July 2010, Congress enacted regulatory reform legislation know as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which the president signed into law on July 21, 2010. The Dodd-Frank Act included provisions that permanently raised the current standard maximum FDIC deposit insurance amount to $250 per depositor.

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

Borrowed funds principally consist of advances from the FHLB of Boston (the “FHLB”) and, to a lesser extent, securities sold under agreements to repurchase, Fed funds purchased and borrowings from the Federal Reserve Bank of Boston.  Advances from the FHLB are secured by stock in the FHLB, investment securities, certain commercial real estate loans, and blanket liens on qualifying mortgage loans and home equity loans.

Refer to Part II, Item 7, Contractual Obligations, and Notes 10 and 11, Short Term Borrowings and Long Term Debt, of the consolidated financial statements in this annual report on form 10-K for further information on borrowed funds.

Total Borrowings: At December 31, 2011, total borrowings amounted to $320,283, compared with $300,014 at December 31, 2010, representing an increase of $20,269, or 6.8%. The increase in borrowings was principally utilized to fund the Bank’s earning asset growth.

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

During 2011 and 2010, the Bank continued extending the maturities on a portion of its FHLB borrowings. These actions were taken during periods of favorable market interest rates, and were consistent with the Bank’s asset and liability management strategy of lessening its exposure to rising interest rates over a five year horizon. At December 31, 2011, long-term borrowings with maturities in excess of one year represented 43.5% of total borrowings.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at December 31, 2011 the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of December 31, 2011 and 2010, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At December 31, 2011 the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 16.06%, 14.29% and 9.32%, respectively.

The following table sets forth the Company's regulatory capital at December 31, 2011 and 2010, under the rules applicable at that date.

	December 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$121,265	16.06%	$113,741	15.41%
Regulatory Requirement	60,418	8.00%	59,065	8.00%
Excess over "adequately capitalized"	$ 60,847	8.06%	$ 54,676	7.41%

Tier 1 Capital to Risk Weighted Assets	$107,933	14.29%	$100,166	13.57%
Regulatory Requirement	30,209	4.00%	29,532	4.00%
Excess over "adequately capitalized"	$ 77,724	10.29%	$ 70,634	9.57%

Tier 1 Capital to Average Assets	$107,933	9.32%	$100,166	9.01%
Regulatory Requirement	46,300	4.00%	44,493	4.00%
Excess over "adequately capitalized"	$ 61,633	5.32%	$ 55,673	5.01%

As more fully disclosed in Note 12 of the Consolidated Financial Statements in this Annual Report on Form 10-K, the Bank also maintained its standing as a well-capitalized institution as defined by applicable regulatory standards. At December 31, 2011 the Bank’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 16.19%, 14.42% and 9.41%, respectively.

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

As of December 31, 2011, the Company had repurchased 98,869 shares of stock under this plan, at a total cost of $2,731 and an average price of $27.62 per share. The Company recorded the repurchased shares as treasury stock.

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

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2011, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $4,228, compared with $3,995 in 2010. The Company’s 2011 dividend payout ratio amounted to 38.3%, compared with 39.4% in 2010. The total regular cash dividends paid in 2011 amounted to $1.095 per common share of common stock, compared with $1.045 in 2010, representing an increase of $0.05 per share, or 4.8%.

In the first quarter of 2012, the Company declared a regular cash dividend of $0.285 per share of common stock, representing an increase of $0.015 or 5.6%, compared with the first quarter of 2011. Based on the December 31, 2011 price of the Company’s common stock of $29.98 per share, the dividend yield amounted to 3.80%.

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

The following table summarizes the Company’s contractual obligations at December 31, 2011. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$290,655	$ 151,185	$97,470	$25,000	$17,000
Fed Funds Purchased	2,750	2,750	---	---	---
Securities sold under agreements to repurchase	21,878	21,878	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	563	208	217	138	---
Total	$320,846	$176,021	$97,687	$25,138	$22,000

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. At December 31, 2011, the Bank had $59,500 in callable advances.

In the normal course of its banking and financial services business, and in connection with providing products and services to its customers, the Company has entered into a variety of traditional third party contracts for support services. Examples of such contractual agreements would include services providing ATMs, Visa Debit Card processing, trust services accounting support, check printing, and the leasing of T-1 telecommunication lines supporting the Company’s wide area technology network.

The majority of the Company’s core operating systems and software applications are maintained “in-house” with traditional third party maintenance agreements of one year or less.

Off-Balance Sheet Arrangements

The Company is, from time to time, a party to certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that may be material to investors.

At December 31, 2011 and 2010, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At December 31, 2011, commitments under existing standby letters of credit totaled $350, compared with $750 at December 31, 2010. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank’s commitments to extend credit as of December 31:

COMMITMENTS TO EXTEND CREDIT

	December 31, 2011	December 31, 2010

Commitments to originate loans	$ 23,220	$ 24,112
Unused lines of credit	88,208	91,753
Un-advanced portions of construction loans	4,986	11,215
Total	$116,414	$127,080

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

At December 31, 2011 and 2010, the Bank did not have any outstanding, off balance sheet financial derivative instruments.

During 2010, the Bank had two outstanding, off balance sheet, financial derivative instruments, both of which matured during the year. These derivative instruments were interest rate floor agreements, with notional principal amounts totaling $30,000. The details of these two derivative instruments are summarized below.

INTEREST RATE FLOOR AGREEMENTS

Notional Amount	Expiration Date	Prime Strike Rate	Premium Paid	Cumulative Cash Flows Received

$20,000	08/01/10	6.00%	$186	$1,072
$10,000	11/01/10	6.50%	$ 69	$ 751

In 2005, interest rate floor agreements were purchased by the Bank to limit its exposure to falling interest rates on two pools of loans indexed to the Prime interest rate. Under the terms of the agreements, the Bank paid premiums of $186 and $69 for the right to receive cash flow payments if the Prime interest rate fell below the predetermined floor rates of 6.00% and 6.50%, thus effectively ensuring interest income on the pools of prime-based loans at minimum rates of 6.00% and 6.50% on the $20,000 and $10,000 notional amounts for the duration of the agreements, respectively. The interest rate floor agreements were designated as cash flow hedges. During 2010, total cash flows received from counterparties amounted to $588.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 4% of total assets. At December 31, 2011, liquidity, as measured by the basic surplus model, was 6.9% over the 30-day horizon and 6.0% over the 90-day horizon.

At December 31, 2011, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $120 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2011, the Bank’s available secured line of credit at the FRB stood at $165,655 or 14.2% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its liquidity position.

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

Total Net Interest Income: For the year ended December 31, 2011, net interest income on a tax- equivalent basis amounted to $35,860 compared with $33,332 in 2010, representing an increase of $2,528, or 7.6%. As more fully discussed below, the increase in 2011 tax-equivalent net interest income was principally attributed to average earning asset growth of $61,894 or 5.9%, combined with a five basis point improvement in the Bank’s net interest margin.

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

Net Interest Income Analysis: The following tables summarize the Company’s daily average balance sheets and the components of net interest income, including a reconciliation of tax equivalent adjustments, for the years ended December 31, 2011, 2010 and 2009:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

For the year ended December 31, 2011

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 717,895	$34,983	4.87%
Securities (2,3)	375,738	17,348	4.62%
Federal Home Loan Bank stock	16,068	47	0.29%
Fed funds sold, money market funds, and time deposits with other banks	142	---	0.00%

Total Earning Assets	1,109,843	52,378	4.72%

Non-Interest Earning Assets:
Cash and due from banks	7,532
Allowance for loan losses	(9,051)
Other assets (2)	42,839
Total Assets	$1,151,163

Interest Bearing Liabilities:
Deposits	$ 677,245	$ 8,765	1.29%
Borrowings	296,034	7,753	2.62%
Total Interest Bearing Liabilities	973,279	16,518	1.70%
Rate Spread			3.02%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	61,553
Other liabilities	5,196
Total Liabilities	1,040,028
Shareholders' equity	111,135
Total Liabilities and Shareholders' Equity	$1,151,163
Net interest income and net interest margin (3)		35,860	3.23%
Less: Tax Equivalent adjustment		(1,471)
Net Interest Income		$34,389	3.10%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, interest income is reported on a tax-equivalent basis.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

For the year ended December 31, 2010

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 681,988	$35,039	5.14%
Securities (2,3)	349,036	17,723	5.08%
Federal Home Loan Bank stock	16,068	---	0.00%
Fed funds sold, money market funds, and time
deposits with other banks	857	2	0.23%

Total Earning Assets	1,047,949	52,764	5.03%

Non-Interest Earning Assets:
Cash and due from banks	8,746
Allowance for loan losses	(8,428)
Other assets (2)	39,060
Total Assets	$1,087,327

Interest Bearing Liabilities:
Deposits	$ 631,995	$ 9,906	1.57%
Borrowings	287,216	9,526	3.32%
Total Interest Bearing Liabilities	919,211	19,432	2.11%
Rate Spread			2.92%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	57,036
Other liabilities	5,169
Total Liabilities	981,416
Shareholders' equity	105,911
Total Liabilities and Shareholders' Equity	$1,087,327
Net interest income and net interest margin (3)		33,332	3.18%
Less: Tax Equivalent adjustment		(1,623)
Net Interest Income		$31,709	3.03%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, interest income is reported on a tax-equivalent basis.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

For the year ended December 31, 2009

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 655,201	$34,936	5.33%
Securities (2,3)	350,298	20,933	5.98%
Federal Home Loan Bank stock	15,782	---	0.00%
Fed funds sold, money market funds, and time
deposits with other banks	756	3	0.40%

Total Earning Assets	1,022,037	55,872	5.47%

Non-Interest Earning Assets:
Cash and due from banks	8,574
Allowance for loan losses	(6,634)
Other assets (2)	28,519
Total Assets	$1,052,496

Interest Bearing Liabilities:
Deposits	$ 572,441	$10,724	1.87%
Borrowings	332,521	10,362	3.12%
Total Interest Bearing Liabilities	904,962	21,086	2.33%
Rate Spread			3.14%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	53,152
Other liabilities	5,536
Total Liabilities	963,650
Shareholders' equity	88,846
Total Liabilities and Shareholders' Equity	$1,052,496
Net interest income and net interest margin (3)		34,786	3.40%
Less: Tax Equivalent adjustment		(1,505)
Net Interest Income		$33,281	3.26%

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

The Company’s tax-equivalent net interest margin amounted to 3.23% in 2011, compared with 3.18% and 3.40% in 2010 and 2009, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

WEIGHTED AVERAGE RATES	2011				2010
Quarter:	4	3	2	1	4	3	2	1
Interest Earning Assets:
Loans (1,3)	4.88%	4.83%	4.86%	4.93%	5.00%	5.14%	5.20%	5.22%
Securities (2,3)	4.29%	4.58%	4.78%	4.79%	4.73%	5.04%	4.93%	5.64%
Federal Home Loan Bank stock	0.30%	0.27%	0.30%	0.30%	0.00%	0.00%	0.00%	0.00%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.27%	0.00%	0.00%
Total Earning Assets	4.61%	4.68%	4.77%	4.81%	4.83%	5.01%	5.03%	5.28%

Interest Bearing Liabilities:
Deposits	1.25%	1.27%	1.30%	1.36%	1.50%	1.56%	1.57%	1.64%
Borrowings	2.38%	2.57%	2.69%	2.81%	3.22%	3.39%	3.24%	3.42%
Total Interest Bearing Liabilities	1.58%	1.65%	1.74%	1.82%	2.03%	2.13%	2.10%	2.21%

Rate Spread	3.03%	3.03%	3.03%	2.99%	2.80%	2.88%	2.93%	3.07%

Net Interest Margin (3)	3.23%	3.24%	3.23%	3.21%	3.06%	3.15%	3.17%	3.34%

Net Interest Margin without Tax Equivalent Adjustments	3.11%	3.12%	3.09%	3.07%	2.92%	3.00%	3.01%	3.18%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

Recent data suggests that the U.S. economy continues to emerge from a deep recession, driven by sharp downturns in the nationwide housing and credit markets, followed by multi-decade high unemployment rates and diminished consumer confidence and spending. In 2008 the Board of Governors of the Federal Reserve System addressed the economic decline with changes in its monetary policy, by reducing the Federal Funds rate from 4.25% to a range of 0% to 0.25%, where it stayed through 2011. These actions had a significant unfavorable impact on the Bank’s 2010 net interest margin, as earning asset yields declined faster and to a greater extent than the cost of interest bearing deposits and borrowings. During 2011, long term interest rates declined to historic levels with the 10-year U.S. Treasury closing as low as 1.72%. While the 2011 interest rate environment pressured a further decline in earning asset yields, the Bank was able to more than offset this decline by lowering the cost of its interest bearing deposits and borrowings, resulting in an improved net interest margin compared with 2010. The foregoing trends are discussed in more detail below.

For the year ended December 31, 2011, the weighted average yield on average earning assets amounted to 4.72%, compared with 5.03% in 2010, representing a decline of 31 basis points. However, the weighted average cost of interest bearing liabilities amounted to 1.70% in 2011, compared with 2.11% in 2010, representing a decline 41 basis points. To summarize, comparing 2011 with 2010, the decline in the Bank’s weighted average yield on its earning asset portfolios exceeded the decline in the weighted average cost of interest bearing liabilities by ten basis points.

While the decline in earning asset yields slowed during 2011, they continued to be impacted by the replacement of cash flows from the securities and loan portfolios, as well as the origination of new loans and the purchase of securities, during a period of historically low interest rates. The decline of the cost of interest bearing liabilities compared with 2010 was largely attributed to higher cost, maturing time deposits and borrowings being replaced at a significantly lower cost. Additionally, the Bank was able to lower the rates on many of its core deposit products in 2011, while remaining competitive in the markets served by the Bank.

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

A variety of factors contributed to the earning asset yield and net interest margin declines during 2010, including the replacement of cash flows from the Bank’s securities portfolio during a period of historically low interest rates. The 2010 securities yield was also impacted by the accelerated MBS premium amortization related to the Fannie Mae and Freddie Mac cumulative repurchases of seriously delinquent securitized loans during the year. In 2010 these Government-sponsored enterprises bought back an approximate $200 billion backlog of seriously delinquent mortgages contained in certain residential MBS previously sold to investors, including the Bank. The Bank’s 2010 net interest margin and net interest income were negatively impacted by the accelerated MBS premium amortization related to the aforementioned cumulative repurchases, which reduced the 2010 net interest margin by approximately four basis points and net interest income by approximately $420.

The Bank’s 2010 earning asset yield and net interest margin declines were also attributed to the ongoing origination and competitive re-pricing of certain commercial loans during a period of historically low interest rates. Likewise, the replacement of accelerated cash flows from the Bank’s residential mortgage loan portfolio, which was principally driven by heavy re-financing activity, also contributed to the earning asset and net interest margin declines. The Bank’s 2010 net interest margin was additionally pressured by a moderate shift from short-term funding to higher cost, long-term funding on the Bank’s balance sheet. Considering the then current near zero percent short-term funding rates and the shape of the U.S. Treasury yield curve, the Bank’s 2010 interest rate risk management strategy was focused on protecting net interest income over a long-term horizon, particularly in a rising interest rate environment. While this strategy pressures earnings in the near-term, Company management believes the long term-risks associated with funding the balance sheet short outweigh the short-term rewards.

At December 31, 2011, Company management believes the Bank’s balance sheet has been positioned such that future levels of net interest income are largely insulated from rising interest rates. Should interest rates continue at current levels, Company management anticipates the stabilizing net interest margin trend experienced in 2011 will generally continue into 2012, as assets and liabilities are generally expected to re-price or be replaced proportionally into the current low interest rate environment.

The Bank’s interest rate sensitivity position is more fully described in Part II, Item 7A of this Annual Report on Form 10-K, Quantitative and Qualitative Disclosures About Market Risk.

Interest and Dividend Income:

For the year ended December 31, 2011, total interest and dividend income on a tax-equivalent basis amounted to $52,378, compared with $52,764 in 2010, representing a decline of $386, or 0.7%. The decline in interest and dividend income was principally attributed to a 31 basis point decline in the weighted average earning asset yield, largely offset by average earning asset growth of $61,894 or 5.9%. The decline in interest and dividend income was principally attributed to securities income, which declined $375 or 2.1%, compared with 2010. The decline in securities income was largely attributed to the purchase of new securities and the ongoing replacement of MBS cash flows in a historically low interest rate environment. Cash flows from MBS continued at accelerated levels during 2011 as mortgage rates declined to historical lows and securitized loan defaults continued above historical norms. While the weighted average yield on the securities portfolio declined 46 basis points to 4.62% in 2011, the impact of this decline was essentially offset by average securities portfolio growth of $26,702 or 7.7%.

For the year ended December 31, 2011, interest income from the loan portfolio amounted to $34,983, compared with $35,039 in 2010, representing a slight decline of $56, or 0.2%, compared with 2010. While the weighted average yield on the loan portfolio declined 27 basis points to 4.87% in 2011, the impact of this decline was essentially offset by average loan portfolio growth of $35,907 or 5.3%. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as elevated levels of residential mortgage loan refinancing activity during a period of historically low interest rates.

The Bank recorded $47 in FHLB stock dividends in 2011, compared with none in 2010. In the first quarter of 2009, the FHLB of Boston advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, and declining capital ratios. Accordingly, dividend payments were suspended, and this continued to be the case through December 31, 2010.

As depicted on the rate/volume analysis table below, comparing 2011 with 2010, the impact of the lower weighted average earning asset yield contributed $3,547 to the decline in total tax-equivalent interest income, which was largely offset by $3,161 attributed to the increased volume of total average earning assets.

For the year ended December 31, 2010, total interest and dividend income on a tax-equivalent basis amounted to $52,764, compared with $55,872 in 2009, representing a decline of $3,108, or 5.6%. The decline in interest and dividend income was principally attributed to a 44 basis point decline in the weighted average earning asset yield, offset in part by earning asset growth of $25,912 or 2.5%. The decline in interest and dividend income was entirely attributed to securities income, which declined $3,210 or 15.3%, compared with 2009. The decline in securities income was largely attributed to the ongoing replacement of accelerated mortgage-backed security cash flows in a historically low interest rate environment, and to a lesser extent the premium amortization impact of the previously mentioned Fannie Mae and Freddie Mac securitized loan buyouts. Accelerated cash flows were principally attributed to significantly higher levels of securitized loan refinancing activity, as mortgage rates declined to historical lows, combined with historically high securitized loan defaults.

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

As depicted on the rate/volume analysis table below, comparing 2010 with the 2009, the impact of the lower weighted average earning asset yield contributed $4,516 to the decline in total tax-equivalent interest income, offset in part by $1,408 attributed to the increased volume of total average earning assets.

Interest Expense: For the year ended December 31, 2011, total interest expense amounted to $16,518, compared with $19,432 in 2010, representing a decline of $2,914, or 15.0%. The 2011 decline in total interest expense compared with 2010 was principally attributed to a 41 basis point decline in the weighted average interest rate paid on interest bearing liabilities, offset in part by a $54,068 or 5.9% increase in average interest bearing liabilities.

The 2011 decline in the average cost of interest bearing liabilities was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. The weighted average cost of interest bearing deposits declined 28 basis points in 2011 to 1.29%, while the weighted average cost of borrowings declined 70 basis points to 2.62%, principally reflecting the maturity of higher cost, long-term borrowings being added or replaced in a historically low interest rate environment.

As depicted on the rate/volume analysis table below, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $3,917 to the 2011 decline in interest expense, offset in part by $1,003 attributed to the increased volume of interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011 VERSUS 2010

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$1,800	$(1,856)	$ (56)
Securities (2,3)	1,363	(1,738)	(375)
Investment in Federal Home Loan Bank stock	---	47	47
Fed funds sold, money market funds, and time
deposits with other banks	(2)	---	(2)

TOTAL EARNING ASSETS	$3,161	$(3,547)	$ (386)

Interest bearing deposits	710	(1,851)	(1,141)
Borrowings	293	(2,066)	(1,773)
TOTAL INTEREST BEARING LIABILITIES	$1,003	$(3,917)	$(2,914)

NET CHANGE IN NET INTEREST INCOME	$2,158	$ 370	$ 2,528

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010 VERSUS 2009

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 1,423	$(1,320)	$ 103
Taxable securities (2)	(258)	(3,189)	(3,447)
Non-taxable securities (2,3)	243	(6)	237
Fed funds sold, money market funds, and time deposits with other banks	---	(1)	(1)

TOTAL EARNING ASSETS	$ 1,408	$(4,516)	$(3,108)

Interest bearing deposits	1,119	(1,937)	(818)
Borrowings	(1,414)	578	(836)
TOTAL INTEREST BEARING LIABILITIES	$ (295)	$ (1,359)	$(1,654)

NET CHANGE IN NET INTEREST INCOME	$ 1,703	$ (3,157)	$(1,454)

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

Provision for Loan Losses

The provision for loan losses (the “provision”) reflects the amount necessary to maintain the allowance for loan losses (the “allowance”) at a level that, in management’s judgment, is appropriate for the amount of inherent risk of probable loss in the Bank’s current loan portfolio.

The overall credit quality of the Bank’s loan portfolio remained relatively stable during 2011, highlighted by a $770 or 5.6% decline in non-performing loans. For the year ended December 31, 2011 the Bank recorded a provision of $2,395, compared with $2,327 in 2010, representing an increase of $68, or 2.9%. The provision recorded in 2011 was largely attributed to a $1,822 charge-off of a real estate development loan to a local, non-profit, housing authority in support of an affordable housing project, of which $577 was provided for in the December 31, 2010 allowance.

For the year ended December 31, 2010, the Bank recorded a provision of $2,327, compared with $3,207 in 2009, representing a decline of $880 or 27.4%. Despite the year over year decline in the provision, the amounts recorded in 2010 were higher than historical experience, largely reflecting a continuance in the overall level of credit deterioration including potential problem loans, combined with elevated levels of net loan charge-offs and non-performing loans. These factors were partially mitigated by stabilizing economic conditions and real estate values, and slowing loan portfolio growth.

Refer to Part II, Item 7, Non-performing Loans, Potential Problem Loans and the Allowance for Loan Losses, in this Annual Report on Form 10-K for further discussion and analysis related to the provision for loan losses.

Non-Interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. In 2011, non-interest income represented 16.5% of total net interest income and non-interest income, compared with 19.0% in 2010.

For the year ended December 31, 2011, total non-interest income amounted to $6,792, compared with $7,458 in 2010, representing a decline of $666 or 8.9%.

For the year ended December 31, 2010, total non-interest income amounted to $7,458, compared with $6,022 in 2009, representing an increase of $1,436, or 23.8%.

Factors contributing to the 2011 and 2010 changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Financial Services Income: Income from trust and financial services represented 45.1% of the Company’s total non-interest income in 2011, compared with 40.0% and 40.6% in 2010 and 2009, respectively. Income from trust and financial services is principally derived from fee income based on a percentage of the fair market value of client assets under management and held in custody and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the year ended December 31, 2011, income from trust and other financial services amounted to $3,061, compared with $2,984 in 2010, representing an increase of $77, or 2.6%. The increase in fee income from trust and financial services was principally attributed to increases in the fair value of assets under management, as well as new client relationships. Fee income from brokerage activities posted a moderate decline in 2011 compared with 2010.

Reflecting additional new business, at December 31, 2011, assets under management stood at $333,868, compared with $314,198 at December 31, 2010, representing an increase of $19,670 or 6.3%.

For the year ended December 31, 2010, income from trust and other financial services amounted to $2,984, compared with $2,444 in 2009, representing an increase of $540, or 22.1%. The increase in fee income from trust and financial services was principally attributed to increases in the fair value of assets under management, new client relationships, as well as increased brokerage activity.

Reflecting additional new business and further recovery in the equity markets, at December 31, 2010, assets under management stood at $314,198, representing an increase of $44,083 or 16.3% compared with December 31, 2009.

Service Charges on Deposit Accounts: This income is principally derived from overdraft fees, monthly deposit account maintenance and activity fees, automated teller machine (“ATM”) fees and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 18.9% of total 2011 non-interest income, compared with 18.2% in 2010.

For the year ended December 31, 2011, income generated from service charges on deposit accounts amounted to $1,284, compared with $1,359 and $1,412 in 2010 and 2009, representing declines of $75 and $53, or 5.5% and 3.8%, respectively. The 2011 and 2010 declines in service charges on deposit accounts were principally attributed to declines in deposit account overdraft fees, reflecting reduced overdraft activity and the impact of new regulations. On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions of the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, limit the ability of a bank to offer overdraft protection to deposit customers without their consent and to derive fees from overdraft programs.

Mortgage Banking Activities: This income is principally derived from gains on sales of residential mortgage loans into the secondary market and, to a lesser extent, ongoing retained mortgage loan servicing fees. Income from mortgage banking activities represented 1.2% of total 2011 non-interest income, compared with 1.5% and 8.1% in 2010 and 2009, respectively.

For the year ended December 31, 2011, income from mortgage banking activities amounted to $80, compared with $115 and $490 in 2010 and 2009, representing declines of $35 and $375, or 30.4% and 76.5%, respectively. During 2011 and 2010, substantially all residential mortgage loan originations were held in the Bank’s loan portfolio, whereas in 2009 certain residential mortgage loan originations were sold into the secondary market with customer servicing retained. Management’s decision to hold 2011 and 2010 residential mortgage loan originations in the Bank’s loan portfolio in part reflected a relative scarcity of alternative earning assets of comparable quality and yield, and the fact that these loans could be largely funded with long-term interest bearing liabilities at historically low interest rates.

Credit and Debit Card Service Charges and Fees: This income is principally derived from the Bank’s Visa debit card product, merchant credit card processing fees and fees associated with Visa credit cards. Income from credit and debit card service charges and fees represented 18.8% of total 2011 non-interest income, compared with 15.5% and 16.7% in 2010 and 2009, respectively.

For the year ended December 31, 2011, credit and debit card service charges and fees amounted to $1,277, compared with $1,160 and $1,004 in 2010 and 2009, representing increases of $117 and $156, or 10.1% and 15.5%, respectively. The 2011 and 2010 increases in credit and debit card service charges and fees were principally attributed to continued growth of the Bank’s demand deposits and NOW accounts, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the year ended December 31, 2011, total net securities gains amounted to $2,689, compared with $2,127 in 2010, representing an increase of $562, or 26.4%. The total net securities gains recorded in 2010 were comprised entirely of realized gains on the sale of securities.

For the year ended December 31, 2010, total net securities gains amounted to $2,127, compared with $1,521 in 2009, representing an increase of $606, or 39.8%. The total net securities gains recorded in 2010 were comprised entirely of realized gains on the sale of securities. The 2009 net securities gains were comprised of realized gains on the sale of securities amounting to $2,528, partially offset by other-than-temporary securities impairment (“OTTI”) losses of $1,007. The 2009 net securities gains were comprised of OTTI losses amounting to $1,435, largely offset by realized gains on the sale of securities amounting to $604. The 2009 OTTI losses that were included as a component of net securities gains were recorded prior to the Company’s adoption of a new accounting standard, which became effective April 1, 2009.

Further information regarding securities gains and losses and OTTI losses is incorporated by reference to Part II, Item 8, Notes 1 and 2 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Net OTTI Losses Recognized in Earnings: For the year ended December 31, 2011, net OTTI losses recognized in earnings amounted to $2,219, compared with $898 in 2010, representing an increase of $1,321, or 147.1%. During 2011 the Company determined that certain available-for-sale, private-label mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. The increase in 2011 credit losses principally reflected an increase in the loss severity and constant default rate estimates of the underlying residential mortgage loan collateral, resulting from seriously depressed and still declining real estate values, extended foreclosure and collateral liquidation timelines, and depressed economic conditions.

The OTTI losses recorded in 2011 related to fourteen, available for sale, private-label MBS, eleven of which the Company had previously determined to be other-than-temporarily impaired. These OTTI losses represented management’s best estimate of credit losses or additional credit losses on the residential mortgage loan collateral underlying these securities. The $2,219 in estimated 2011 credit losses were previously recorded, net of taxes, in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

For the year ended December 31, 2010, net OTTI losses recognized in earnings amounted to $898, compared with $1,454 in 2009, representing a decline of $556, or 38.2%. During 2010 the Company determined that certain available-for-sale, private-label mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities.

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

Other Operating Income: Other operating income includes a wide variety of miscellaneous service charges and fees. Other operating income also includes income from bank-owned life insurance (“BOLI”) representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Other operating income represented 9.1% of total 2011 non-interest income, compared with 8.2% and 10.0% in 2010 and 2009, respectively.

For the year ended December 31, 2011, other operating income amounted to $620, compared with $611 and $605 in 2010 and 2009, representing increases of $9 and $6, or 1.5% and 1.0%, respectively.

Non-interest Expense

For the year ended December 31, 2011, total non-interest expense amounted to $23,281, compared with $22,046 in 2010, representing an increase of $1,235, or 5.6%.

For the year ended December 31, 2010, total non-interest expense amounted to $22,046, compared with $21,754 in 2009, representing an increase of $292, or 1.3%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the year ended December 31, 2011, total salaries and employee benefit expenses amounted to $12,814, compared with $12,193 in 2010, representing an increase of $621, or 5.1%. The increase in salaries and employee benefits expense was principally attributed to normal increases in base salaries, increases in employee health insurance premiums, employee severance payments, as well as changes in staffing levels and mix. The year-over-year increase in salaries and employee benefits also reflects $402 of employee health insurance expense credits attained during 2010 based on favorable claims experience.

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

Occupancy Expense: For the year ended December 31, 2011, total occupancy expense amounted to $1,514, compared with $1,357 in 2010, representing an increase of $157, or 11.6%. The increase in 2011 occupancy expenses was largely attributed to a $99 increase in depreciation expense, which was associated with several major branch facilities upgrades in 2011 and 2010. Other increases included building maintenance and grounds-keeping, real estate taxes, utilities, and rental expenses associated with the Bank’s temporary branch office in Ellsworth, Maine.

For the year ended December 31, 2010, total occupancy expense amounted to $1,357, compared with $1,329 in 2009, representing an increase of $28, or 2.1%.

Furniture and Equipment Expense: For the year ended December 31, 2011, total furniture and equipment expense amounted to $1,660, compared with $1,602 in 2010, representing an increase of $58, or 3.6%.

For the year ended December 31, 2010, total furniture and equipment expense amounted to $1,602, compared with $1,378 in 2009, representing an increase of $224, or 16.3%. The increase in furniture and equipment expenses was principally attributed to a variety of technology upgrades and new technology systems and applications. These included the implementation of a fully integrated deposit platform origination system, a new core processing mainframe and disaster recovery facility, and a variety of new or upgraded electronic banking applications.

Credit and Debit Card Expenses: These expenses principally relate to the Bank’s Visa debit card processing activities. For the year ended December 31, 2011, total debit card expenses amounted to $310, compared with $295 in 2010, representing an increase of $15, or 5.1%. This increase was principally attributed to higher transaction volumes.

For the year ended December 31, 2010, total debit card expenses amounted to $295, compared with $332 in 2009, representing a decline of $37, or 11.1%. This decline was largely attributed to lower fraud related costs and card re-issuance expenses in 2010 compared with 2009.

FDIC Insurance Assessments: For the year ended December 31, 2011, FDIC assessments amounted to $1,099, compared with $1,066 in 2010, representing an increase of $33, or 3.1%. The increase was largely attributed to growth in the Bank’s insured deposit base.

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

During 2009, the FDIC’s Deposit Insurance Fund (“DIF”) posted record losses, causing its reserve ratio to fall well below 1.15%. A reserve ratio below 1.15% triggers the need for a DIF restoration plan in accordance with the FDI Reform Act of 2005 and conforming amendments. Pursuant to the Act, the FDIC must bring the reserve ratio back to 1.15% within five years. Deposit insurance premiums for all FDIC insured banks were increased as a result of the FDIC’s plan to re-establish the Deposit Insurance Fund to statutory levels.

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

Other Operating Expense: For the year ended December 31, 2011, total other operating expenses amounted to $5,884, compared with $5,533 in 2010, representing an increase of $351, or 6.3%. The increase in 2011 other operating expenses was attributed to a wide variety of factors including the disposal of certain fixed assets amounting to approximately $80 in connection with the reconfiguration of the Bank’s Ellsworth campus, including a newly constructed branch office. The increase in 2011 other operating expenses was also attributed to higher levels of audit and regulatory examination fees, legal and professional fees, loan collection expenses, marketing costs, charitable contributions, and expenses associated with the implementation of a new fully integrated human resources management system.

For the year ended December 31, 2010, total other operating expenses amounted to $5,533, compared with $5,701 in 2009, representing a decline of $168, or 2.9%. This decline was principally attributed to a $281 write-down of certain non-marketable venture capital equity investment funds considered other-than-temporarily impaired (“OTTI”) recorded in 2009. The Bank did not record any further OTTI on these investments during 2010. These investment funds, which generally qualify for Community Reinvestment Act credit, represent socially responsible venture capital investments in small businesses throughout Maine and New England. These write-downs principally reflected the impact current economic conditions have had on these funds.

Notable increases in other operating expenses during 2010 compared with 2009 included marketing expenses, software depreciation expense, and staff development expenses. Notable declines included professional service fees, and loan collection and foreclosure expenses.

Income Taxes

For the year ended December 31, 2011, total income taxes amounted to $4,462, compared with $4,132 in 2010, representing an increase of $330, or 8.0%.

For the year ended December 31, 2010, total income taxes amounted to $4,132, compared with $3,992 in 2009, representing an increase of $140, or 3.5%.

The Company’s 2011 effective income tax rate amounted to 28.8%, compared with 27.9% and 27.8% in 2010 and 2009, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax-exempt income from certain investment securities, loans and bank owned life insurance.

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

Recent Accounting Developments

The following information presents a summary of Accounting Standards Updates (“ASU’s”) that were recently adopted by the Company, as well as those that will be subject to implementation in future periods.

ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to reconsider whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011, and is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring, as clarified, is effective on a prospective basis. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20. The Company adopted the provisions of ASU No. 2010-20 retrospectively to all modifications and restructuring activities that have occurred from January 1, 2011. See Note 3 to the Consolidated Financial Statements for the disclosures required by ASU No. 2010-20.

ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreement. ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 changes the wording used to describe many of the requirements in CAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in CAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early adoption by public entities is not permitted. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 required entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed above. The adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2011-08, Testing Goodwill for Impairment. The provisions of ASU 2011-08 permit an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The Company performs its annual impairment test for goodwill as of December 31 of each year. The adoption of ASU No. 2011-08 did not have an impact on the Company’s consolidated financial statements.

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

The responsibility for interest rate risk management oversight is the function of the Bank’s Asset and Liability Committee (“ALCO”), chaired by the Chief Financial Officer and composed of various members of senior management. ALCO meets regularly to review balance sheet structure, formulate strategies in light of current and expected economic conditions, adjust product prices as necessary, implement policy, monitor liquidity, and review performance against guidelines established to control exposure to the various types of inherent risk.

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

The Bank's interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by the Bank’s ALCO and the Company’s Board of Directors.

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

•

A flat interest rate scenario in which current prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and re-pricing volumes consistent with this flat rate assumption;

•

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

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2011, over one and two-year horizons and under different interest rate scenarios. In light of the prevailing Federal Funds rate of 0.00% to 0.25%, and the two-year U.S. Treasury note of 0.24% at December 31, 2011, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

DECEMBER 31, 2011

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (395)	$ (297)
Net interest income (%)	-1.11%	-0.83%
Year 2
Net interest income ($)	$ (2,112)	$ 919
Net interest income (%)	-5.92%	2.58%

As more fully discussed below, the December 31, 2011 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one-year horizon. Over the two-year horizon the model indicates that that Bank would benefit from a parallel upward shift in the yield curve, but would be moderately exposed if the yield curve flattens by 100 basis points.

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

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will remain relatively stable over the one-year horizon and then begin to trend steadily upward over the two-year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price proportionally with earning asset yields. As funding costs begin to stabilize late in the first year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and increases in net interest income over the two year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year horizon should short-term and long-term interest rates rise in parallel. Over the two-year horizon and beyond, management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

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

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels and yield curve shape, prepayment speeds on loans and securities, deposit rates, pricing decisions on loans and deposits, and reinvestment or replacement of asset and liability cash flows, and renegotiated loan terms with borrowers. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2011, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

The following table summarizes the Bank’s net interest income sensitivity analysis that was prepared as of December 31, 2010, over one and two-year horizons assuming 200 basis point parallel shifts in the yield curve.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

DECEMBER 31, 2010

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (497)	$ (109)
Net interest income (%)	-1.42%	-0.31%
Year 2
Net interest income ($)	$ (317)	$1,115
Net interest income (%)	0.91%	3.18%

During 2011, the short term fed funds rate remained unchanged at 0.00% to 0.25%. However the yields on the three, five and ten-year Treasury notes declined 0.63%, 1.17% and 1.41%, respectively. In 2011 the Bank’s net interest margin improved by five basis points. While the December 31, 2010 interest rate sensitivity model suggested that a declining rate environment would have a small negative impact on the net interest margin, this did not actually occur. Despite the decline in long term interest rates, the Bank did not experience as much loan refinancing activity and cash flows from the securities portfolio were slower than anticipated in a lower rate environment. Additionally, management was able to reduce the cost of borrowed funds and core deposits beyond what was included in the model while still remaining competitive.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bar Harbor Bankshares:

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

March 15, 2012

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	8,720	12,815
Securities available for sale, at fair value	381,880	357,882
Federal Home Loan Bank stock	16,068	16,068
Loans	729,003	700,670
Allowance for loan losses	(8,221)	(8,500)
Loans, net of allowance for loan losses	720,782	692,170
Premises and equipment, net	16,090	13,505
Goodwill	3,158	3,158
Bank owned life insurance	7,377	7,112
Other assets	13,391	15,223
TOTAL ASSETS	$1,167,466	$1,117,933

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 62,648	$ 60,350
NOW accounts	99,120	82,656
Savings and money market deposits	206,704	211,748
Time deposits	354,418	353,574
Total deposits	722,890	708,328
Short-term borrowings	175,813	119,880
Long-term advances from Federal Home Loan Bank	139,470	175,134
Junior subordinated debentures	5,000	5,000
Other liabilities	6,043	5,983
TOTAL LIABILITIES	1,049,216	1,014,325

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,525,635 shares at December 31, 2011 and December 31, 2010	9,051	9,051
Surplus	26,512	26,165
Retained earnings	86,198	80,379
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee
benefit plans, net of tax of ($9) and ($29), at December 31, 2011 and December 31, 2010, respectively	(17)	(56)
Net unrealized appreciation on securities available for sale, net of tax of $3,845 and $445, at December 31, 2011 and December 31, 2010, respectively	7,464	865
Portion of OTTI attributable to non-credit losses, net of tax of ($218) and ($270), at December 31, 2011 and 2010, respectively	(423)	(525)
Total accumulated other comprehensive income	7,024	284
Less: cost of 646,742 and 702,690 shares of treasury stock at December 31, 2011
and December 31, 2010, respectively	(10,535)	(12,271)

TOTAL SHAREHOLDERS' EQUITY	118,250	103,608

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,167,466	$1,117,933

The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands, except share and per share data)

	2011	2010	2009
Interest and dividend income:
Interest and fees on loans	$ 34,854	$ 34,867	$ 34,797
Interest on securities	16,006	16,274	19,570
Dividends on FHLB stock	47	---	---
Total interest and dividend income	50,907	51,141	54,367

Interest expense:
Deposits	8,765	9,906	10,724
Short-term borrowings	260	284	602
Long-term debt	7,493	9,242	9,760
Total interest expense	16,518	19,432	21,086

Net interest income	34,389	31,709	33,281
Provision for loan losses	2,395	2,327	3,207
Net interest income after provision for loan losses	31,994	29,382	30,074

Non-interest income:
Trust and other financial services	3,061	2,984	2,444
Service charges on deposit accounts	1,284	1,359	1,412
Mortgage banking activities	80	115	490
Credit and debit card service charges and fees	1,277	1,160	1,004
Net securities gains (losses)	2,689	2,127	1,521
Total other-than-temporary impairment ("OTTI") losses	(2,796)	(898)	(2,773)
Non-credit portion of OTTI losses (before taxes) (1)	577	---	1,319
Net OTTI losses recognized in earnings	(2,219)	(898)	(1,454)
Other operating income	620	611	605
Total non-interest income	6,792	7,458	6,022

Non-interest expense:
Salaries and employee benefits	12,814	12,193	11,594
Occupancy expense	1,514	1,357	1,329
Furniture and equipment expense	1,660	1,602	1,378
Credit and debit card expenses	310	295	332
FDIC insurance assessments	1,099	1,066	1,420
Other operating expense	5,884	5,533	5,701
Total non-interest expense	23,281	22,046	21,754

Income before income taxes	15,505	14,794	14,342
Income taxes	4,462	4,132	3,992

Net income	$ 11,043	$ 10,662	$ 10,350

Preferred stock dividends and accretion of discount	---	653	1,034
Net income available to common shareholders	$ 11,043	$ 10,009	$ 9,316

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,860,474	3,782,881	2,916,643
Effect of dilutive employee stock options	18,140	45,821	57,182
Effect of dilutive warrants	---	---	9,604
Diluted	3,878,614	3,828,702	2,983,429

Per Common Share Data:
Basic Earnings Per Share	$ 2.86	$ 2.65	$ 3.19
Diluted Earnings Per Share	$ 2.85	$ 2.61	$ 3.12

(1)  Included in other comprehensive income (loss), net of taxes

 The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands, except share and per share data)

	Capital Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2008	$7,287	$ ---	$ 4,903	$67,908	$ (524)	$(14,129)	$ 65,445
Net income	---	---	---	10,350	---	---	10,350
Cumulative effect adjustment for the Adoption of FSP FAS 115-2	---	---	---	937	(937)	---	---
Total other comprehensive income	---	---	---	---	2,034	---	2,034
Dividend declared:
Common stock ($1.04 per share)	---	---	---	(2,994)	---	---	(2,994)
Preferred stock	---	---	---	(790)	---	---	(790)
Issuance of common stock (800,000 shares)	1,600	---	18,812	---	---	---	20,412
Issuance of preferred stock (18,751 shares)	---	18,114	(232)	---	---	---	17,882
Issuance of stock warrants	---	---	638	---	---	---	638
Purchase of treasury stock (5,571 shares)	---	---	---	---	---	(144)	(144)
Stock options exercised (22,775 shares), including related tax effects	---	---	110	(166)	---	608	552
Recognition of stock option expense	---	---	129	---	---	---	129
Cumulative dividends on preferred stock	---	122	---	(122)	---	---	---
Accretion of discount	---	122	---	(122)	---	---	---
Balance December 31, 2009	$8,887	$18,358	$ 24,360	$ 75,001	$ 573	$(13,665)	$113,514

Balance December 31, 2009	$8,887	$18,358	$24,360	$75,001	$ 573	$(13,665)	$113,514
Net income	---	---	---	10,662	---	---	10,662
Total other comprehensive loss	---	---	---	---	(289)	---	(289)
Dividend declared:
Common stock ($1.045 per share)	---	---	---	(3,955)	---	---	(3,955)
Preferred stock	---	---	---	(138)	---	---	(138)
Issuance of common stock (82,021 shares)	164	---	1,777	---	---	---	1,941
Purchase of preferred stock and warrants (18,751 shares)	---	(18,873)	(279)	---	---	---	(19,152)
Purchase of treasury stock (10,000 shares)	---	---	---	---	---	(275)	(275)
Stock options exercised (57,141 shares), including related tax effects	---	---	161	(670)	---	1,592	1,083
Recognition of stock based expense	---	---	217	---	---	---	217
Restricted stock grants	---	---	(71)	(6)	---	77	---
Accretion of discount	---	515	---	(515)		---	---
Balance December 31, 2010	$9,051	$ ---	$26,165	$80,379	$ 284	$(12,271)	$103,608

Balance December 31, 2010	$9,051	$ ---	$26,165	$80,379	$ 284	$(12,271)	$103,608
Net income	---	---	---	11,043	---	---	11,043
Total other comprehensive income	---	---	---	---	6,740	---	6,740
Dividend declared:	---
Common stock ($1.095 per share)	---	---	---	(4,228)	---	---	(4,228)
Purchase of treasury stock (22,087 shares)	---	---	---	---	---	(623)	(623)
Stock options exercised (78,035 shares), including related tax effects	---	---	248	(996)	---	2,359	1,611
Recognition of stock based compensation expense	---	---	99	---	---	---	99
Balance December 31, 2011	$9,051	$ ---	$26,512	$86,198	$ 7,024	$(10,535)	$118,250

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)

	Years Ended
	2011	2010	2009

Net income	$11,043	$10,662	$10,350
Other comprehensive income (loss):
Net unrealized appreciation on securities available for sale, net of tax of $3,612, $451, and $1,239, respectively	7,012	$ 875	2,407
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($914), ($723) and ($517), respectively	(1,775)	(1,404)	(1,004)
Add other-than-temporary impairment adjustment, net of tax of $950, $305 and $943, respectively	1,845	593	1,830
Less non-credit portion of other-than-temporary impairment losses, net of tax of $196, $0, and $448, respectively	(381)	---	(871)
Net unrealized depreciation and other amounts for interest rate derivatives, net of tax of $0, ($209) and ($172), respectively	---	(406)	(334)
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1, $3 and $3, respectively	2	6	6
Actuarial gain on supplemental executive retirement plan, net of related tax of $19, $24, and $0 respectively	37	47	---
Total other comprehensive income (loss)	6,740	(289)	2,034
Total comprehensive income	$17,783	$10,373	$12,384

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$ 11,043	$ 10,662	$ 10,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,180	1,081	914
Amortization of core deposit intangible	---	---	67
Provision for loan losses	2,395	2,327	3,207
Net securities gains	(2,689)	(2,127)	(1,521)
Other-than-temporary impairment	2,219	898	1,454
Net amortization (accretion) of bond premiums and discounts	1,636	1,193	(965)
Deferred tax benefit	(477)	(211)	(1,742)
Recognition of stock based expense	99	217	129
Proceeds from sale of mortgages held for sale	---	846	29,898
Origination of mortgage loans held for sale	---	(829)	(29,842)
Net gains on sale of mortgage loans held for sale	---	(26)	(446)
Net gains on sale of other real estate owned	(20)	---	---
Net change in other assets	147	(214)	(6,047)
Net change in other liabilities	606	(81)	1,327
Net cash provided by operating activities	16,139	13,736	6,783

Cash flows from investing activities:
Purchases of securities available for sale	(137,215)	(158,584)	(184,554)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	73,737	116,790	70,266
Proceeds from sales of securities available for sale	48,468	31,070	62,357
Net increase in Federal Home Loan Bank stock	---	---	(1,272)
Net loans made to customers	(33,217)	(33,268)	(37,148)
Proceeds from sale of other real estate owned	167	854	83
Capital expenditures	(3,765)	(2,659)	(1,987)
Net cash used in investing activities	(51,825)	(45,797)	(92,255)

Cash flows from financing activities:
Net increase in deposits	14,562	67,155	62,980
Net (decrease) increase in securities sold under repurchase agreements and fed funds purchased	(5,679)	9,665	(726)
(Paydowns of) proceeds from Federal Reserve borrowings	---	(20,000)	20,000
Proceeds from Federal Home Loan Bank advances	84,000	28,750	47,490
Repayments of Federal Home Loan Bank advances	(58,052)	(30,030)	(79,038)
Proceeds from issuance of common stock	---	1,941	20,412
Net proceeds from issuance of preferred stock and stock warrants	---	---	18,520
Purchase of treasury stock	(623)	(275)	---
Purchases of preferred stock and warrants	---	(19,152)	(144)
Proceeds from stock option exercises, including excess tax benefits	1,611	1,083	552
Payments of dividends	(4,228)	(4,093)	(3,784)
Net cash provided by financing activities	31,591	35,044	86,262

Net increase in cash and cash equivalents	(4,095)	2,983	790
Cash and cash equivalents at beginning of period	12,815	9,832	9,042
Cash and cash equivalents at end of period	$ 8,720	$ 12,815	$ 9,832

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 16,768	$ 19,601	$ 21,191
Income taxes	5,087	4,826	5,954

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 2,210	$ 656	$ 854

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

(All dollar amounts expressed in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

The accounting and reporting policies of Bar Harbor Bankshares (the “Company”) and its wholly-owned operating subsidiary, Bar Harbor Bank & Trust (the “Bank”), conform to U.S. generally accepted accounting principles and to general practice within the banking industry.

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

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other-than temporary impairment on securities, income tax estimates, reviews of goodwill for impairment, and accounting for postretirement plans.

Cash and Cash Equivalents:  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and other short-term investments with maturities less than 90 days.

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash on hand. The required reserve balance at December 31, 2011, and 2010 was $48 and $436, respectively, and was met by holding cash on hand.  The Bank’s clearing balance requirement was $150 at December 31, 2011, and 2010.

In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $250 that is insured by the Federal Deposit Insurance Corporation.

Investment Securities: All securities held at December 31, 2011 and 2010 were classified as available-for-sale (“AFS”).  Available-for-sale securities primarily consist of debt securities and mortgage-backed securities, and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Bank does not have a securities trading portfolio or securities held-to-maturity.

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

Federal Home Loan Bank Stock:  The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston.  The FHLB of Boston is a cooperatively owned wholesale bank for housing and finance in the six New England States. As a requirement of membership in the FHLB of Boston, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  The Bank uses the FHLB of Boston for most of its wholesale funding needs.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value; however, in 2009 the FHLB announced a moratorium on such redemptions in response to operating losses, declining capital levels and current market conditions, and this moratorium continued in effect through December 31, 2011. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership. The investment in FHLB of Boston stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB of Boston and its overall financial condition. No impairment losses have been recorded through December 31, 2011.

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

Allowance for Loan Losses:  The allowance for loan losses (the “allowance”) is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance is available to absorb losses inherent in the current loan portfolio and is maintained at a level that, in management’s judgment, is appropriate for the amount of risk inherent in the loan portfolio, given past and present conditions. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off, and is decreased by loans charged off as uncollectible.

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

Premises and Equipment: Premises and equipment and related improvements are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of related assets; generally 25 to 40 years for premises and three to seven years for furniture and equipment.

Goodwill and Identifiable Intangible Assets:  In connection with acquisitions, the Company generally records as assets on its consolidated financial statements both goodwill and identifiable intangible assets, such as core deposit intangibles.

The Company evaluates whether the carrying value of its goodwill has become impaired, in which case the value is reduced through a charge to its earnings. Goodwill is evaluated for impairment at least annually, or upon a triggering event using certain fair value techniques. The Company’s annual measurement date is December 31. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to the reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. We complete our annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, our goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2011, there was no indication of impairment that led the Company to believe it needed to perform a two-step test.

At December 31, 2011 and 2010, the Company did not have any identifiable intangible assets on its consolidated balance sheet.

Any changes in the estimates used by the Company to determine the carrying value of its goodwill, or which otherwise adversely affect their value or estimated lives, would adversely affect the Company’s consolidated results of operations.

Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received in excess of the cash value, are recorded in other non-interest income, and are not subject to income taxes. The cash surrender value is included in other assets on the Company’s consolidated balance sheet. The Company reviews the financial strength of the insurance carrier prior to the purchase of BOLI and annually thereafter.

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

The Company performs an analysis of its tax positions and has not identified any uncertain tax positions for which tax benefits should not be recognized as of December 31, 2011. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

The Company’s income tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2010.

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

Note 2: Securities Available For Sale

A summary of the amortized cost and market values of securities available for sale follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 23	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	225,962	9,414	127	235,249
US Government agency	72,585	2,932	23	75,494
Private label	13,504	201	1,492	12,213
Obligations of states and political subdivisions thereof	58,160	2,199	2,458	57,901
Total	$371,211	$14,769	$4,100	$381,880

	December 31, 2010
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government-sponsored enterprises	$ 1,000	$ 34	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	217,319	7,812	578	224,553
US Government agency	56,083	1,216	356	56,943
Private-label	22,720	311	2,201	20,830
Obligations of states and political subdivisions thereof	60,245	327	6,050	54,522
Total	$357,367	$ 9,700	$9,185	$357,882

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.

For the year ended December 30, 2011, the Company recorded total OTTI losses of $2,796 (before taxes), related to fourteen, available for sale, 1-4 family, private-label MBS, all but three of which the Company had previously determined was other-than-temporarily impaired. Of the $2,796 in total OTTI losses, $2,219 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $577 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $2,219 in estimated credit losses were recorded in earnings (before taxes) with the $577 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income (net of taxes). The additional credit losses principally reflected an increase in the future loss severity and constant default rate estimates resulting from depressed and still declining real estate markets, extended foreclosure and collateral liquidation timelines, and depressed economic conditions that affected the expected performance of the mortgage loans underlying these securities.

For the year ended December 31, 2010, total OTTI losses recorded in earnings amounted to $898 (before taxes). These OTTI losses related to nine, available-for-sale, private-label mortgage-backed securities, all but one of which the Company had previously determined were other-than-temporarily impaired. The $898 in OTTI losses recognized in 2010 earnings represented estimated credit losses on the collateral underlying the securities.

The 2011 and 2010 OTTI losses recognized in earnings represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of loans underlying each security. In estimating those cash flows the Company considered loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent prepayment rates and future prepayment rate assumptions, and other estimates of future collateral performance.

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

Prior to the adoption of the new accounting standard, in the first quarter of 2009 the Company recorded other-than-temporary impairment losses of $1,007 related to private label MBS. This charge represented the total amount of unrealized losses on these securities at March 31, 2009 and was recorded within net securities gains in the Company’s consolidated statement of income.

Despite some rising levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of December 31, 2011 it will recover the amortized cost basis of its private-label mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period as well as changes in estimated credit losses recognized in pre-tax earnings for the year ended December 31, 2011, and 2010.

	2011	2010	2009
Estimated credit losses as of prior year-end,	$3,373	$2,475	$ 1,021
Additions for credit losses for securities on which OTTI has been previously recognized	462	444	987
Additions for credit losses for securities on which OTTI has not been previously recognized	1,757	454	467
Reductions for securities paid off during the period	895	---	--
Estimated credit losses as of December 31,	$4,697	$3,373	$2,475

Upon initial impairment of a security, total OTTI losses represent the excess of the amortized cost over the fair value. For subsequent impairments of the same security, total OTTI losses represent additional credit losses and or declines in fair value subsequent to the previously recorded OTTI losses, if applicable. Unrealized OTTI losses recognized in accumulated other comprehensive income (“OCI”) represent the non-credit component of OTTI losses on debt securities. Net impairment losses recognized in earnings represent the credit component of OTTI losses on debt securities.

As of December 31, 2011, the Company held fifteen private-label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $5,036 where OTTI losses have been historically recognized in pre-tax earnings (dating back to the fourth quarter of 2008). For nine of these securities, the Company recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $115, net of tax, as included in accumulated OCI as of December 31, 2011.  For the remaining six securities, the total OTTI losses included in accumulated OCI amounted to $538, net of tax, as of December 31, 2011. As of December 31, 2011, the total net unrealized losses included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $423, net of tax, compared with $525 at December 31, 2010.

As of December 31, 2011, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at December 31, 2011. As of that date, the Company did not intend to sell nor believed it is more likely than not that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following tables summarize the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2011 and 2010. All securities referenced are debt securities. At December 31, 2011 and 2010, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
December 31, 2011	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$15,870	13	$ 127	$ 20	1	$ ---	$ 15,890	14	$ 127
US Government agency	9,934	10	22	59	3	1	9,993	13	23
Private label	1,613	8	219	6,807	26	1,273	8,420	34	1,492
Obligations of states and political subdivisions thereof	703	4	25	14,770	61	2,433	15,473	65	2,458
Total	$28,120	35	$ 393	$21,656	91	$3,707	$ 49,776	126	$4,100

	Less than 12 months			12 months or longer			Total
December 31, 2010	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$34,940	37	$ 578	$ 20	1	$ ---	$ 34,960	38	$ 578
US Government agency	27,966	25	353	270	9	3	28,236	34	356
Private label	51	1	1	13,361	38	2,200	13,412	39	2,201
Obligations of states and political subdivisions thereof	23,223	54	1,635	11,951	59	4,415	35,174	113	6,050
Total	$86,180	117	$2,567	$25,602	107	$6,618	$111,782	224	$9,185

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of December 31, 2011, the total unrealized losses on these securities amounted to $127, compared with $578 at December 31, 2010.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at December 31, 2011 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

•

Mortgage-backed securities issued by U.S. Government agencies: As of December 31, 2011, the total unrealized losses on these securities amounted to $23, compared with $356 at December 31, 2010.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at December 31, 2011 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

•

Private-label mortgage-backed securities: As of December 31, 2011, the total unrealized losses on the Bank’s private-label mortgage-backed securities amounted to $1,492, compared with $2,201 at December 31 2010. The Company attributes the unrealized losses at December 31, 2011 to the current illiquid market for non-agency mortgage-backed securities, a seriously depressed and still declining housing market, significantly elevated levels of home foreclosures, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private-label MBS owned by the Company. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at December 31, 2011.

•

Obligations of states of the U.S. and political subdivisions thereof: As of December 31, 2011, the total unrealized losses on the Bank’s municipal securities amounted to $2,458, compared with $6,050 at December 31, 2010. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed. At December 31, 2011, all municipal bond issuers were current on contractually obligated interest and principal payments. At December 30, 2011, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies.

The Company attributes the unrealized losses at December 31, 2011, to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, driven in part by current media attention and market concerns about the prolonged recovery from economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2011.

At December 31, 2011, the Company had no intent to sell nor believed it is more likely than not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of December 31, 2011.

	Amortized	Estimated
Securities Available for Sale	Cost	Fair Value

Due one year or less	$ 50	$ 50
Due after one year through five years	1,772	1,842
Due after five years through ten years	18,336	19,030
Due after ten years	351,053	360,958
	$371,211	$381,880

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

Realized Securities Gains and Losses:

The following table summarizes realized gains and losses and other than temporary impairment losses on securities available for sale for the years ended December 31, 2011, 2010 and 2009.

	Proceeds			Other
	from Sale of			Than
	Securities			Temporary
	Available	Realized	Realized	Impairment
	for Sale	Gains	Losses	Losses	Net

2011	$48,468	$2,689	$ ---	$2,219	$ 470
2010	$31,070	$2,127	$ ---	$ 898	$1,229
2009	$62,357	$1,521	$ ---	$1,454	$ 67

Pledged Securities:

At December 31, 2011 and 2010, securities available-for-sale, at fair value, totaling $40,262 and $30,736, respectively, were pledged as collateral for securities sold under repurchase agreements and for other purposes required by law.

Note 3: Loans and Allowance for Loan Losses

The Company’s lending activities are principally conducted in downeast and midcoast Maine. The following table summarizes the composition of the loan portfolio as of December 31, 2011 and 2010:

	2011	2010

Commercial real estate mortgages	$285,484	$283,799
Commercial and industrial	62,450	57,323
Commercial construction and land development	30,060	32,114
Agricultural and other loans to farmers	26,580	24,359
Total commercial loans	404,574	397,595

Residential real estate mortgages	239,799	231,434
Home equity loans	51,462	54,289
Other consumer loans	22,906	4,417
Total consumer loans	314,167	290,140

Tax exempt loans	9,700	12,126

Deferred origination costs, net	562	809
Total loans	729,003	700,670
Allowance for loan losses	(8,221)	(8,500)
Total loans net of allowance for loan losses	$720,782	$692,170

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, approximately 33.8% of the commercial real estate mortgage portfolio is represented by loans to the lodging industry. The Bank underwrites hotel loans as operating businesses, lending primarily to seasoned establishments with stabilized cash flows.

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

Construction and Land Development Loans: The Company makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate.  The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced against a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. In many cases the success of the project can also depend upon the financial support/strength of the sponsorship. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Residential Real Estate Mortgages: The Company originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties, substantially all of which are located in the Company’s market area, and are amortized over 10 to 30 years. All residential real estate loans were originated by the Company. From time to time the Company will sell longer-term, low rate, residential mortgage loans to the FHLMC with servicing rights retained. This practice allows the Company to better manage interest rate risk and liquidity risk. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines for all loans, including those held in its portfolio. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including inspections at each loan draw period.

Home Equity Loans: The Company originates home equity lines of credit and second mortgage loans (loans secured by a junior lien position on one-to-four-family residential real estate). These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

Non-performing Loans: The following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at December 31, 2011, 2010 and 2009.

	2011	2010	2009

Commercial real estate mortgages	$ 2,676	$ 3,572	$3,096
Commercial and industrial loans	1,078	778	237
Commercial construction and land development	3,753	5,899	392
Agricultural and other loans to farmers	595	254	1,848
Total commercial loans	8,102	10,503	5,573

Residential real estate mortgages	4,266	3,022	2,522
Home equity loans	266	146	304
Other consumer loans	273	---	5
Total consumer loans	4,805	3,168	2,831

Total non-accrual loans	12,907	13,671	8,404
Accruing loans contractually past due 90 days or more	---	6	772
Total non-performing loans	$12,907	$13,677	$9,176

Allowance for loan losses to non-performing loans	64%	62%	85%
Non-performing loans to total loans	1.77%	1.95%	1.37%
Allowance to total loans	1.13%	1.21%	1.17%

During the years ended December 31, 2011, 2010 and 2009, the foregone interest on non-accrual loans amounted to $783, $536, and $382, respectively.

At December 31, 2011, total other real estate owned amounted to $2,699 compared with $656 and $854 at December 31, 2010 and 2009.

At December 31, 2011, the Company had no firm commitments to lend additional funds to borrowers with loans in non-accrual status.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at December 31, 2011 and December 31, 2010. Amounts shown exclude deferred loan origination fees and costs.

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due And Accruing
Commercial real estate mortgages	$ 264	$ 284	$ 2,504	$ 3,052	$282,432	$285,484	$ ---
Commercial and industrial	294	201	996	1,491	60,959	62,450	---
Commercial construction and land development	91	142	2,993	3,226	26,834	30,060	---
Agricultural and other loans to farmers	162	---	526	688	25,892	26,580	---
Residential real estate mortgages	1,690	644	2,553	4,887	234,912	239,799	---
Home equity	40	---	266	306	51,156	51,462	---
Other consumer loans	87	22	257	366	22,540	22,906	---
Tax exempt	---	---	---	---	9,700	9,700
Total	$2,628	$1,293	$10,095	$14,016	$714,425	$728,441	$ ---

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due And Accruing
Commercial real estate mortgages	$ 374	$ 663	$2,833	$ 3,870	$279,929	$283,799	$ 2
Commercial and industrial	37	5	483	525	56,798	57,323	---
Commercial construction and land development	---	---	704	704	31,410	32,114	---
Agricultural and other loans to farmers	85	48	90	223	24,136	24,359	---
Residential real estate mortgages	2,117	290	2,376	4,783	226,651	231,434	4
Home equity	68	32	68	168	54,121	54,289	---
Consumer loans	34	16	---	50	4,367	4,417	---
Tax exempt	---	---	---	---	12,126	12,126
Total	$2,715	$1,054	$6,554	$10,323	$689,538	$699,861	$ 6

Impaired Loans:  Impaired loans are commercial and commercial real estate loans for which the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, as well as all loans modified into a troubled debt restructure, if any. Allowances for losses on impaired loans are determined by the lower of the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or in the case of collateral dependent loans, the lower of the fair value of the collateral, less costs to dispose, and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less cost to sell.

Summary information pertaining to impaired loans follows:

	2011	2010	2009

Investment in impaired loans at December 31,	$ 9,015	$10,503	$5,573
Portion of impaired loan balance for which
an allowance is allocated at December 31,	$ 1,072	$ 9,020	$4,416
Portion of impaired loan losses allocated
to the impaired loan balance at December 31,	$ 335	$ 1,327	$ 702
Interest not recorded on impaired loans at December 31,	$ 783	$ 536	$ 382
Average investment in impaired loans for the year ended December 31,	$10,432	$10,239	$3,861

Details of impaired commercial loans as of December 31, 2011 follows:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance:
Commercial real estate mortgages	$ 2,500	$ 2,630	$ ---
Commercial and industrial	943	1,013	---
Commercial construction and land development	2,992	4,893	---
Agricultural and other loans to farmers	595	595	---
Subtotal	$ 7,030	$ 9,131	$ ---

With an allowance:
Commercial real estate mortgages	$ 176	$ 176	$ 100
Commercial and industrial	135	135	135
Commercial construction and land development	761	761	100
Agricultural and other loans to farmers	---	---	---
Subtotal	$ 1,072	$ 1,072	$ 335

Total	$ 8,102	$10,203	$ 335

Details of impaired commercial loans for the year ended December 31, 2011 follows:

	Average
	Recorded	Interest
	Investment	Recorded
With no related allowance:
Commercial real estate mortgages	$2,706	$ 96
Commercial and industrial	1,180	3
Commercial construction and land development	4,857	---
Agricultural and other loans to farmers	213	14
Subtotal	$8,956	$113

With an allowance:
Commercial real estate mortgages	$ 396	$ ---
Commercial and industrial	70	---
Commercial construction and land development	150	---
Agricultural and other loans to farmers	---	---
Subtotal	$ 616	$ ---

Total	$9,572	$113

Troubled Debt Restructures: A Troubled Debt Restructure (“TDR”) results from a modification to a loan to a borrower who is experiencing financial difficulty in which the Bank grants a concession to the debtor that it would not otherwise consider but for the debtor’s financial difficulties.  Financial difficulty arises when a debtor is bankrupt or contractually past due, or is likely to become so, based upon its ability to pay.  A concession represents an accommodation not generally available to other customers, including a below-market interest rate, deferment of principal payments, extension of maturity dates, etc.  Such accommodations extended to customers who are not experiencing financial difficulty do not result in TDR classification.

As of December 31, 2011, the Bank had four real estate secured loans to two relationships totaling $913 that were classified as TDRs. There were no TDRs as of December 31, 2010.  At December 31, 2011, one TDR in the amount of $82 was past due and classified as non-performing.

Summary information pertaining to the TDRs at December 31, 2011 follows:

	# of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate mortgages	2	$801	$801
Commercial and industrial	1	30	30
Total commercial loans	3	831	831
Residential real estate mortgages	1	82	82
Total consumer loans	1	82	82
Total	4	$913	$913

Credit Quality Indicators/Classified Loans: In monitoring the credit quality of the portfolio, management applies a credit quality indicator to all categories of commercial loans. These credit quality indicators range from one through nine, with a higher number correlating to increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Loans rated one through five are consistent with the regulators’ Pass ratings, and are generally allocated a lesser percentage allocation in the allowance for loan losses than loans rated from six through nine.

Consistent with regulatory guidelines, the Bank provides for the classification of loans which are considered to be of lesser quality as substandard, doubtful, or loss. The Bank considers a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well defined weakness that jeopardizes liquidation of the debt. Substandard loans include those loans where there is the distinct possibility of some loss of principal if the deficiencies are not corrected.

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

The following tables summarize the commercial loan portfolio as of December 31, 2011 and December 31, 2010 by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due aging and non-performing loan tables above).

December 31, 2011	Commercial real estate mortgages	Commercial And industrial	Commercial Construction and land development	Agricultural and other loans to farmers	Total
Pass	$255,945	$50,866	$23,615	$25,295	$355,721
Other Assets Especially Mentioned	19,787	7,183	2,692	469	30,131
Substandard	9,752	4,401	3,520	816	18,489
Doubtful	---	---	233	---	233
Loss	---	---	---	---	---
Total	$285,484	$62,450	$30,060	$26,580	$404,574

December 31, 2010	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$251,996	$46,124	$24,661	$ 22,735	$345,516
Other Assets Especially Mentioned	25,898	8,231	794	1,066	35,989
Substandard	5,905	2,968	6,659	558	16,090
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$283,799	$57,323	$32,114	$24,359	$397,595

Allowance For Loan Losses: The allowance for loan losses (the “allowance”) is a reserve established through a provision for loan losses (the “provision) charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance is designed to account for credit deterioration as it occurs. The provision reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship level for all commercial loans. When a loan has a calculated grade of seven or higher, the Company analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other observable considerations.

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

A summary of activity in the allowance for loan losses for each of the three years ended December 31 follows:

Balance, beginning of the year	$8,500	$7,814	$5,446
Provision for loan losses	2,395	2,327	3,207
Less: loans charged-off	2,927	1,874	995
Recoveries on loans previously charged-off	(253)	(233)	(156)
Net (recoveries) charge-offs	2,674	1,641	839

Balance end of period	$8,221	$8,500	$7,814

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and December 31, 2010. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the Allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total

Beginning Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500
Charged Off	(423)	(123)	(1,943)	---	(254)	(90)	(94)	---	(2,927)
Recoveries	8	82	77	45	---	41	---	---	253
Provision	55	125	1,461	64	368	262	84	(24)	2,395
Ending Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221
									-
of which:

Amount for loans individually
evaluated for impairment	$ 100	$ 135	$ 100	$ ---	$ ---	$ ---	$ ---	$ ---	$ 335

Amount for loans collectively
evaluated for impairment	$ 3,800	$ 1,186	$ 494	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 7,886

Loans individually evaluated
for impairment	$ 2,676	$ 1,078	$ 3,753	$ 595	$ ---	$ ---	$ ---	$ ---	$ 8,102

Loans collectively evaluated
for impairment	$282,808	$ 61,372	$26,307	$25,985	$239,799	$22,906	$51,462	$9,700	$720,339

December 31, 2010	Commercial Real Estate	Commercial And Industrial	Commercial Construction and Land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,094	$ 1,570	$ 349	$ 242	$ 1,146	$ 122	$ 137	$ 154	$ 7,814
Charged Off	(296)	(652)	(167)	(396)	(160)	(103)	(100)	---	(1,874)
Recoveries	3	10	---	5	106	69	40	---	233
Provision	459	309	817	372	230	(15)	199	(44)	2,327
Ending Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$276	$ 110	$ 8,500

of which:

Amount for loans Individually evaluated
for impairment	$ 591	$ 159	$ 577	$ ---	$ ---	$ ---	$ ---	$ ---	$ 1,327

Amount for loans collectively evaluated for impairment	$ 3,669	$ 1,078	$ 422	$ 223	$1,322	$ 73	$276	$ 110	$ 7,173

Loans individually evaluated for impairment	$ 3,572	$ 778	$ 5,899	$ 254	$ ---	$ ---	$ ---	$ ---	$ 10,503

Loans collectively evaluated for impairment	$280,227	$56,545	$26,215	$ 24,105	$ 231,434	$ 4,417	$54,289	$12,126	$689,358

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At December 31, 2011 and 2010, loans to the lodging industry amounted to approximately $99,345 and $86,142, respectively.

Loans to Related Parties:  In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectability or incorporate other unfavorable features, and were made under terms that are consistent with the Company’s lending policies.

Loan to related parties at December 31 are summarized below.  Balances have been adjusted to reflect changes in status of directors and officers for each year presented.

	2011	2010

Beginning balance	$ 3,522	$ 4,360

Changes in composition	234	---
New loans	65	16
Less: repayments	(744)	(854)

Ending balance	$ 3,077	$ 3,522

As of December 31, 2011, and 2010, there were no non-performing loans to related parties.

Note 4: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

	2011	2010

Land	$ 2,454	$ 2,267
Buildings and improvements	18,680	16,177
Furniture and equipment	6,613	9,709
Less: accumulated depreciation	(11,657)	(14,648)
Total	$ 16,090	$ 13,505

Depreciation expense amounted to $1,180, $1,081 and $914 in 2011, 2010 and 2009, respectively.

Note 5: Goodwill and Other Intangible Assets

Goodwill totaled $3,158 at December 31, 2011 and 2010, and there were no additions or impairments recorded during the years ended December 31, 2011, 2010 or 2009.

At December 31, 2011 and 2010, the Company did not have any other intangible assets.

Note 6: Income Taxes

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the three years ended December 31:

	2011	2010	2009
Current
Federal	$4,763	$4,148	$5,013
State	176	196	190
	4,939	4,344	5,203
Deferred	(477)	(212)	(1,211)
	$4,462	$4,132	$3,992

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 35%) to recorded income tax expense, for each of the three years ended December 31:

	2011	2010	2009

Computed tax expense	$5,427	$5,178	$5,020
Increase (reduction) in income
taxes resulting from:
Officers' life insurance	(88)	(88)	(91)
Tax exempt interest	(1,015)	(1,126)	(1,052)
State taxes, net of federal benefit	114	127	123
Other	24	41	(8)
	$4,462	$4,132	$3,992

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $411 at December 31, 2011 and $3,406 at December 31, 2010.

	2011		2010
	Asset	Liability	Asset	Liability

Allowance for losses on loans and
other real estate owned	$2,918	$ ---	$3,002	$ ---
Deferred compensation	1,079	---	1,066	---
Unrealized gain or loss on
securities available for sale	---	3,627	---	175
Unfunded retirement benefits	9	---	29	---
Depreciation	---	635	---	672
Deferred loan origination costs	---	468	---	537
Write down of impaired investments	1,644	---	1,180	---
Other	237	746	319	806
	$5,887	$5,476	$5,596	$2,190

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 7: Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100, was $100,839 and $120,417 at December 31, 2011 and 2010, respectively. At December 31, 2011, the scheduled maturities of jumbo certificates of deposit were as follows:

Three months or less	$ 20,790
Over three to six months	12,664
Over six to twelve months	14,775
Over twelve months	52,610
$100,839

At December 31, 2011, the scheduled maturities of total time deposits were as follows:

2012	$150,403
2013	65,138
2014	59,095
2015	45,961
2016	29,050
2017 & thereafter	4,771
Total	$354,418

Note 8: Short-term Borrowings

The Company’s short-term borrowings consist of borrowings from the Federal Home Loan Bank (the “FHLB”), borrowings from the Federal Reserve Bank (“FRB”) and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2011 and 2010.

	2011		2010
		Weighted		Weighted
	Total	Average	Total	Average
	Principal	Rate	Principal	Rate

Federal Home Loan Bank Advances	$ 151,185	1.17%	$ 89,573	2.73%
Fed Funds Purchased	2,750	0.25%	9,450	0.25%
Securities sold under agreements to repurchase	21,878	0.41%	20,857	0.82%
Total short-term borrowings	$ 175,813		$ 119,880

Federal Home Loan Bank Borrowings: Information concerning short-term Federal Home Loan Bank borrowings for 2011 and 2010 is summarized below:

	2011	2010

Average daily balance during the year	$ 123,421	$ 69,829
Maximum month-end balance during the year	$ 157,488	$ 89,573
Amount outstanding at end of year	$ 151,185	$ 89,573

All short-term FHLB advances are fixed-rate instruments. Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB, investment securities and a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, and other qualifying assets. All short-term advances are payable at their call date or final maturity.

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2011 and 2010 is summarized below:

	2011	2010	2009

Average daily balance during the year	$17,221	$19,498	$18,062
Average interest rate during the year	0.55%	1.06%	1.64%
Maximum month-end balance during the year	$21,878	$25,190	$22,025
Amount outstanding at end of year	$21,878	$20,857	$20,643

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and not under the Bank's control, were as follows at December 31:

Carrying value	$38,716	$30,083	$31,373
Estimated fair value	$40,262	$30,736	$32,826

Note 9: Long-term Debt

A summary of long-term debt by contractual maturity is as follows:

December 31, 2011

	Total		Range of
Maturity	Principal		Interest Rates
		Rate
2013	43,480	3.66%	2.77%	to	4.39%
2014	53,990	3.24%	2.73%	to	4.80%
2015	21,000	2.44%	1.68%	to	4.70%
2016	4,000	2.18%	1.85%	to	2.29%
2017 and thereafter	17,000	3.96%	2.25%	to	4.50%
Total long-term debt	139,470

December 31, 2010

Maturity	Total Principal	Rate	Range of Interest Rates

2012	$ 39,664	4.01%	2.99%	to	5.07%
2013	43,480	3.66%	2.77%	to	4.39%
2014	53,990	3.24%	2.73%	to	4.80%
2015	21,000	2.44%	1.68%	to	4.70%
2016 and thereafter	17,000	3.96%	2.25%	to	4.50%
Total long-term debt	$175,134

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

The maturity distribution of the long-term debt with callable features was as follows:

December 31, 2011

	Total		Range of
	Principal	Rate	Interest Rates
2013	$ 7,500	3.79%	3.15%	to	4.25%
2014	12,000	4.11%	3.35%	to	4.80%
2015	2,000	4.35%	3.99%	to	4.70%
2016	---	0.00%	0.00%	to	0.00%
2017 and thereafter	17,000	3.96%	2.25%	to	4.50%
Total	$38,500

December 31, 2010

	Total Principal	Weighted Average Interest Rate

2012	$21,000	4.60%
2013	7,500	3.79%
2014	12,000	4.11%
2015	2,000	4.35%
2016 and thereafter	17,000	3.96%
Total	$59,500

At December 31, 2011, and 2010, the Company had $34,500 and $48,000 of long-term debt that was currently callable, respectively. The remaining callable debt has call dates ranging from May 2012 to July 2012.

Junior Subordinated Debentures: In April 2008, the Company’s wholly-owned subsidiary, Bar Harbor Bank & Trust (the “Bank”), issued $5,000 aggregate principal amount of subordinated debentures. These debt securities qualify as Tier 2 capital for the Company and the Bank. The subordinated debt securities are due in 2023, but are callable by the Bank after five years without penalty. The rate of interest on these debt securities is three month LIBOR plus 345 basis points. The subordinated debt securities are classified as borrowings on the Company’s consolidated balance sheet. The Company incurred $197 in costs to issue the securities and these costs are being amortized over 15 years using the interest method.

Note 10: Shareholders’ Equity

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. As of December 31, 2011, the Company and the Bank exceeded all capital adequacy requirements to which they are subject. As of December 31, 2011, the most recent notification from the federal regulators categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s or the Company’s category.

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2011, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual		Required		Required
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital
(To Risk-Weighted Assets)
Consolidated	$121,265	16.06%	$60,418	8.0%	N/A
Bank	$122,151	16.19%	$60,370	8.0%	$75,462	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$107,933	14.29%	$30,209	4.0%	N/A
Bank	$108,819	14.42%	$30,185	4.0%	$45,277	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$107,933	9.32%	$46,300	4.0%	N/A
Bank	$108,819	9.41%	$46,263	4.0%	$ 57,829	5.0%

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2010, under the rules applicable at that date.

	Consolidated		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2010
Total Capital
(To Risk-Weighted Assets)
Consolidated	$113,741	15.41%	$59,065	8.0%	N/A
Bank	$114,735	15.56%	$58,999	8.0%	$73,748	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$100,166	13.57%	$29,532	4.0%	N/A
Bank	$101,160	13.72%	$29,499	4.0%	$44,249	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$100,166	9.01%	$44,493	4.0%	N/A
Bank	$101,160	9.10%	$44,459	4.0%	$55,574	5.0%

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2011, the Bank had $46,689 available for dividends that could be paid without prior regulatory approval.

Series A Fixed Rate Cumulative Perpetual Preferred Stock and Warrant: As previously reported, on January 16, 2009, as part of the Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company sold to Treasury (i) 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of one thousand dollars per share (the “Preferred Stock”); and (ii) a ten-year warrant to purchase up to 104,910 shares of the Company’s common stock, par value two dollars per share at an initial exercise price of $26.81 per share, for an aggregate purchase price of $18,751 in cash. All of the proceeds from the sale were treated as Tier 1 capital for regulatory purposes.

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

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and was authorized to continue for a period of up to twenty-four consecutive months. In August 2010, the Company’s board of directors authorized the continuance of this program through August 19, 2012. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of December 31, 2011, the Company had repurchased 98,869 shares of stock under this plan, at a total cost of $2,731 and an average price of $27.62 per share. The Company recorded the repurchased shares as treasury stock.

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

Note 11: Stock-Based Compensation Plans:

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 (“ISOP”) for its officers and employees, which provided for the issuance of up to 450,000 shares of common stock. The purchase price of the stock covered by each option must be at least 100% of the trading value on the date such option was granted. Vesting terms ranged from three to seven years. No option shall be granted after October 3, 2010, ten years after the effective date of the ISOP.

In May, 2009, the shareholders of the Company approved the adoption of the 2009 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2009 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2009 Plan over the 10 year period in which the plan will be in place is 175,000 shares of common stock, provided that no more than 75,000 shares of such stock can be awarded in the form of restricted stock or restricted stock units, as further described in the 2009 Plan. The 2009 Plan is to be administered by the Company’s Compensation Committee. All employees and directors of the Company and it subsidiaries are eligible to participate in the 2009 Plan, subject to the discretion of the Administrator and the terms of the 2009 Plan. The maximum stock award granted to one individual may not exceed 20,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year.

In 2011 and 2010, the Company recognized $99 and $217, respectively, of share-based compensation in salaries and employee benefits expense.

For the years ended December 31, 2011, 2010, and 2009, the total anti-dilutive stock options amounted to 117, 157, and 135 thousand shares, respectively.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the years ended December 31:

	2011	2010	2009

Risk free interest rate	2.04%	2.61%	2.94%
Expected market volatility factor for the Company's stock	26.28%	25.50%	22.69%
Dividend yield	3.79%	3.79%	3.85%
Expected life of the options (years)	7.0	6.9	7.0
Options granted	30,500	38,648	11,500
Estimated fair value of options granted	$ 4.99	$ 5.12	$ 4.25

The expected market price volatility for the grants during 2011 was determined by using the Company’s historical stock price volatility on a daily basis during the three to seven year periods ending December 31, 2011, consistent with the expected life of the 2011 options.

Stock Option Activity: A summary combined status of the ISOP and the 2009 Plan as of December 31, 2011, and changes during the year then ended is presented below:

	Number of Stock Options Outstanding	Exercise Price Range		Weighted Average Exercise Price	Intrinsic Value	Aggregate Intrinsic Value
		From	To
Outstanding at January 1, 2011	238,370	$15.40	$34.65	$24.73
Granted	30,500	$28.12	$29.85	$28.56
Exercised	(78,035)	$15.40	$27.75	$17.46
Cancelled	(21,647)	$26.48	$31.16	$29.30
Outstanding at December 31, 2011	169,188	$18.25	$34.65	$28.18	$5.26	$401

Ending vested and expected to vest December 31, 2011	153,040	$18.25	$34.65	$28.12	$5.26	$373

Exercisable at December 31, 2011	92,579	$18.25	$34.65	$27.84	$5.38	$273

The intrinsic value of the options exercised and cash received by the Company for options exercised for the years ended December 31, 2011, 2010, and 2009, was approximately $996 and $1,363, $659 and $922, and $287 and $430, respectively.

The tax benefit received related to the exercise of options in 2011, 2010 and 2009, was $248, $161 and $52, respectively.

As of December 31, 2011, there was approximately $176 of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next seven years, with a weighted average recognition period of 3.2 years.

Stock Options Outstanding: The following table summarizes stock options outstanding and exercisable by exercise price range at December 31, 2011:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/11	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable As of 12/31/11	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

$18.25	$34.65	169,188	5.75	$28.18	92,579	$27.84	3.92

Note 12: Retirement Benefit Plans

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

The after tax components of accumulated other comprehensive income (loss), which have not yet been recognized in net periodic benefit cost, related to postretirement benefits are net actuarial losses related to supplemental retirement plans of $17 and $56, as of December 31, 2011 and 2010, respectively.

A December 31 measurement date is used for the supplemental executive retirement plans. The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plans as of and for the years ended December 31:

	Supplemental Executive
	Retirement Plans

	Fiscal Year Ending
	2011	2010
Obligations and Funded Status

Change in Benefit Obligation
Benefit obligation at beginning of year	$ 3,370	$ 3,286
Service cost	49	184
Interest cost	190	180
Actuarial gain (including change in discount rate)	(55)	(71)
Benefits paid	(205)	(209)
Benefit obligation at end of year	$ 3,349	$ 3,370

Change in plan assets
Fair value of plan assets at beginning of year	$ -	$ -
Employer contributions	205	209
Benefits paid	(205)	(209)
Fair value of plan assets at end of year	$ -	$ -

Over (under) funded status at end of year	$ (3,349)	$ (3,370)

As of December 31, 2011 and 2010, the Company had recognized liabilities of $3,349 and $3,370, respectively, for the supplemental executive retirement plans. These amounts are reported within other liabilities on the consolidated balance sheets.

The following table summarizes the assumptions used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2011, 2010, and 2009:

	Supplemental Executive Retirement Plans

Assumptions	Fiscal Year Ending
	2011	2010	2009
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.76%	5.75%	6.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.75%	6.00%	6.00%

The net periodic benefit cost for the years ended December 31 included the following components:

	Supplemental Executive Retirement Plans

	Fiscal Year Ending
	2011	2010	2009
Components of Net Periodic Benefit Cost and Other Amounts Recognized in the Consolidated Income Statements

Service cost	$ 49	$ 184	$222
Interest cost	190	180	179
Recognition of net actuarial gain	4	9	9
Total recognized in the consolidated income statements	$ 243	$ 373	$410

Other Changes and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax)
Recognition of net actuarial (gain) loss	(4)	(9)	(9)
Total recognized in other comprehensive income (pre-tax)	(4)	(9)	(9)
Total recognized in the consolidated income statements and other comprehensive income (pre-tax)	$239	$364	$401

The estimated net actuarial loss for the supplemental executive retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is ($2).

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

2012	$ 206
2013	206
2014	340
2015	291
2016	291
2017 and thereafter	5,043

401(k) Plan:  The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire. Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2011, 2010 and 2009 was $299, $296, and $276, respectively.

Note 13: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2011 and 2010.

	December 31,	December 31,
	2011	2010

Commitments to originate loans	$23,220	$24,112
Unused lines of credit	$88,208	$91,753
Un-advanced portions of construction loans	$ 4,986	$11,215
Standby letters of credit	$ 350	$ 750

As of December 31, 2011 and 2010, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Operating Lease Obligations

The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2011.

2012	$208
2013	$130
2014	$ 87
2015	$ 91
2016	$ 47
2017 and thereafter	$ ---

In connection the foregoing lease obligations, in 2011, 2010 and 2009, the Company recorded $200, $121, and $92 in rent expense, respectively, which is included in occupancy and furniture and fixtures expense in the consolidated statements of income.

Note 14: Fair Value Measurements

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

•

Level 1 – Valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-based techniques for which all significant assumptions are observable in the market.

•

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

•

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011, and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Obligations of US Government- sponsored enterprises	$ ---	$ 1,023	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$235,249	$ ---	$235,249
US Government agencies	$ ---	$ 75,494	$ ---	$ 75,494
Private-label	$ ---	$ 12,213	$ ---	$ 12,213
Obligations of states and political subdivisions thereof	$ ---	$ 57,901	$ ---	$ 57,901

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Obligations of US Government- sponsored enterprises	$ ---	$ 1,034	$ ---	$ 1,034
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$224,553	$ ---	$224,553
US Government agencies	$ ---	$ 56,943	$ ---	$ 56,943
Private-label	$ ---	$ 20,830	$ ---	$ 20,830
Obligations of states and political subdivisions thereof	$ ---	$ 54,522	$ ---	$ 54,522

During the years ended December 31, 2011 and 2010, there were no transfers between levels of the fair value hierarchy.

The Company also makes fair value measurements on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 12/31/11	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/11

Mortgage servicing rights	$134	$ ---	$134	$ ---	$189
Collateral dependent impaired loans	$937	$ ---	$ ---	$937	$737

The Company had total collateral dependent impaired loans with a carrying value of approximately $4,827 which had specific reserves included in the allowance of $200 at December 31, 2011.

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 12/31/10	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/10

Mortgage servicing rights	$ 210	$ ---	$210	$ ---	$ 262
Collateral dependent impaired loans	$2,220	$ ---	$ ---	$2,220	$1,820

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

Note 15: Fair Value of Financial Instruments

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

Deposits: The fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is based on the discounted value of contractual cash flows, applying interest rates currently being offered on wholesale funding products of similar maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding (“deposit base intangibles”).

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2011 and 2010 follows:

	December 31, 2011		December 31, 2010

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$ 8,720	$ 8,720	$ 12,815	$ 12,815
Loans, net	720,782	728,985	692,170	696,515
Interest receivable	4,385	4,385	4,159	4,159
Securities, available for sale	381,880	381,880	357,882	357,882
Derivative instruments	---	---	---	---

Financial liabilities:
Deposits (with no stated maturity)	368,472	368,472	354,754	354,754
Time deposits	354,418	362,933	353,574	361,481
Borrowings	320,283	329,801	300,014	309,561
Interest payable	828	828	1,078	1,078

Note 16: Legal Contingencies

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of management based upon currently available information will have no material effect on the Company's consolidated financial statements.

Note 17: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009 are presented below:

BALANCE SHEETS

December 31

	2011	2010

Cash	$ 754	$ 317
Investment in subsidiaries	119,080	104,602
Premises	692	734
Other assets	4	91
Total assets	$ 120,530	$ 105,744

Liabilities
Total liabilities	$ 2,280	$ 2,136

Shareholders' equity
Total shareholders' equity	118,250	103,608

Liabilities and Shareholders' equity	$120,530	$105,744

STATEMENTS OF INCOME

Years Ended December 31

	2011	2010	2009

Dividend income from subsidiaries	$ 4,180	$ 4,068	$ 3,691
Equity in undistributed earnings of subsidiaries (1)	7,505	7,464	7,459
Bankshares expenses	(865)	(1,206)	(1,083)
Tax benefit	223	336	283
Net income	$11,043	$10,662	$10,350

(1)  Amount in parentheses represents the excess of dividends over net income subsidiaries.

STATEMENTS OF CASH FLOWS

Years Ended December 31

	2011	2010	2009

Cash flows from operating activities:
Net income	$ 11,043	$ 10,662	$ 10,350

Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	42	16	25
Recognition of stock based expense	99	217	129
Net change in other assets	(142)	216	(58)
Net change in other liabilities	144	348	118
Equity in undistributed earnings of subsidiaries	(7,505)	(7,464)	(7,459)

Net cash provided by operating activities	3,681	3,995	3,105

Cash flows from investing activities:
Additional investments in subsidiaries	---	16,631	(38,932)
Capital expenditures	(4)	(9)	(8)

Net cash provided by (used in) investing activities	(4)	16,622	(38,940)

Cash flows from financing activities:
Purchases of treasury stock	(623)	(275)	(144)
Purchase of preferred stock and warrants	---	(19,152)	-
Proceeds from issuance of equity instruments	---	1,941	38,932
Proceeds from stock option exercises	1,611	1,083	552
Dividends paid	(4,228)	(4,093)	(3,784)

Net cash (used in) provided by financing activities	(3,240)	(20,496)	35,556

Net increase (decrease) in cash	437	121	(279)

Cash and cash equivalents, beginning of year	317	196	475

Cash and cash equivalents, end of year	$ 754	$ 317	$ 196

Note 18: Selected Quarterly Financial Data (Unaudited)

	Quarter
2011	1	2	3	4	YTD

Interest and dividend income	$12,678	$12,916	$12,720	$12,593	$50,907
Interest expense	4,344	4,292	4,016	3,866	16,518
Net interest income	8,334	8,624	8,704	8,727	34,389
Provision for loan losses	500	600	750	545	2,395
Non-interest income	1,732	1,485	2,064	1,511	6,792
Non-interest expense	5,535	5,762	5,684	6,300	23,281
Income before income taxes	4,031	3,747	4,334	3,393	15,505
Income taxes	1,162	974	1,324	1,002	4,462
Net income available to common shareholders	$ 2,869	$ 2,773	$ 3,010	$ 2,391	$11,043

Per common share data:
Basic earnings per share	$ 0.75	$ 0.72	$ 0.78	$ 0.62	$ 2.86
Diluted earnings per share	$ 0.74	$ 0.72	$ 0.77	$ 0.61	$ 2.85

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

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2011, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework.

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

Attestation Report of the Company’s Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bar Harbor Bankshares:

We have audited Bar Harbor Bankshares and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

March 15, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers: Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, which the Company intends to file with the Commission within 120 days of the end of the Company’s 2011 fiscal year (hereinafter the “Proxy”) and is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:  Information required by Item 405 of Regulation S-K with respect to Compliance with Section 16(a) of the Securities Exchange Act of 1934 will appear under the heading “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s Proxy and is incorporated herein by reference.

Stockholder Nominees to Board of Directors:  The information required by Item 407(c)(3), procedures by which security holders may recommend nominees to the Company’s Board of Directors, will be set forth in the Proxy under the headings entitled “CORPORATE GOVERNANCE” – “Governance Committee” and “OTHER MATTERS” – “Nominations by Stockholders” and are incorporated herein by reference.

Audit Committee: Information required by Items 407(d)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” – “Audit Committee” in the Company’s Proxy, and is incorporated herein by reference. Information required by Item 407(d)(5) of Regulation S-K will appear under “Appendix A” Report of the Audit Committee, contained in the Company’s Proxy and is incorporated herein by reference.

Code of Ethics: Information required by Item 406 of Regulation S-K will appear under the heading “OTHER MATTERS” “Code of Ethics” contained in the Company’s Proxy and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS-COMPENSATION OF EXECUTIVE OFFICERS,” in the Company’s Proxy, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy, which information is incorporated herein by reference.

The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “Report of the Compensation and Human Resources Committee” in the Company’s Proxy, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Information required by Item 201(d) of Regulation S-K appears in this Report as Part II, Item 5, under the heading “Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities” “Incentive Stock Option Plan,” which information is incorporated herein by reference.

Information required by Item 403 of Regulation S-K will appear under the heading “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” in the Company’s Proxy, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K will appear under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Company’s Proxy, which information is incorporated herein by reference.

Information required by Section 407(a) of Regulation S-K will appear under the headings “Directors and Nominees” and “CORPORATE GOVERNANCE”- “Board of Directors” in the Company’s Proxy, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear under the heading “INDEPENDENT REGISTERED ACCOUNTANTS,” in the Company’s Proxy, which information is incorporated herein by reference.

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

3. Exhibits. See Item 15(b) to this Annual Report on Form 10-K.

(b)   A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(c)  There are no other financial statements and financial statement schedules, which were excluded from this report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2012	BAR HARBOR BANKSHARES (Registrant) /s/ Joseph M. Murphy Joseph M. Murphy President and Chief Executive Officer

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

/s/Clyde H. Lewis Clyde H. Lewis, Director

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K.

EXHIBIT NUMBER

3	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the commission on March 16, 2009

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Letter Agreement with U. S. Treasury for purchase of Series A Preferred Stock	Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on January 21, 2009

4.4	Warrant to Purchase Shares of Company Common Stock issued to U.S. Treasury	Incorporated by reference to Form 8-K, Exhibit 4.2, filed with the Commission on January 21, 2009

4.5	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009

4.6	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009

10	Material Contracts

10.1	Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987

10.2

Supplemental Executive Retirement Plan Adopted by the Board of Directors on September 16, 2003, and effective as of January 1, 2003, providing Joseph M. Murphy, President and CEO of the Company, Gerald Shencavitz, the Company’s Chief Financial Officer, and Dean S. Read, former President of the Bank, with certain defined retirement benefits (the “2003 SERP”)

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

10.9

Amended and Restated Change in Control, Confidentiality, and Non-competition Agreements between the Company and Daniel A. Hurley III, Senior Vice President of the Bank and President of Bar Harbor Trust Services; Michael W.Bonsey, Senior Vice President of the Bank Credit Administration; Gregory W. Dalton, Senior Vice President of the Bank Business Banking

Incorporated by reference to Form 8-K, Exhibit 10.8, “Specimen 409A Change in Control Confidentiality and Non-competition Agreement” filed with the Commission on November 24, 2008

10.10	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Marsha C. Sawyer, Senior Vice President Human Resources	Incorporated by reference to Form 8-K, filed with the Commission on November 24, 2008, and Form 8-K/A, Exhibit 10.1, filed with the Commission on November 26, 2008

10.11	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Cheryl D. Curtis, Senior Vice President Marketing and Community Relations	Incorporated by reference to Form 8-K, Exhibit 10.2, filed with the Commission on November 24, 2008

10.12	Change in Control, Confidentiality, and Non-competition Agreement between the Company and Joshua A. Radel, Chief Investment Officer, Bar Harbor Trust Services	Incorporated by reference to Form 8-K, Exhibit 10.4, filed with the Commission on November 24, 2008

10.13	Change in Control, Confidentiality, and Non-competition Agreement between the Company and David W. Thibault, Senior Vice President Operations and Information Systems	Incorporated by reference to Form 8-K, Exhibit 10.5, filed with the Commission on November 24, 2008

10.14	Infinex Agreement third party brokerage services	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.10, filed with the Commission on March 16, 2005

10.15	Somesville Bank Branch Lease dated October 27, 2005	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.13, filed with the Commission on March 16, 2006

10.16	Referral and Sales Agreement between Bar Harbor Bank & Trust and TransFirst dated September 30, 2008	Incorporated by reference to Form 10-Q, Exhibit 10.3, filed with the Commission on November 10, 2008

10.17	Credit Card Account Purchase Agreement between Bar Harbor Bank & Trust and U. S. Bank National Association D/B/A Elan Financial Services	Incorporated by reference to Form 10-K, Exhibit 10.22, filed with the Commission on March 16, 2009

10.18

Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein (the “Purchase Agreement”), between the Company and the U. S. Treasury pursuant to which the Company issued and sold to Treasury (i) 18,751 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, having a liquidation preference of $1,000 per share and (ii) a ten-year warrant to purchase up to 104,910 shares of the Company’s common stock, par value $2.00 per share, at an initial exercise price of $26.81 per share (the “Warrant”), for an aggregate purchase price of $18,751

Incorporated by reference to Form 8-K, Exhibits 4.2 and 10.1, filed with the Commission on January 21, 2009

10.19	2010 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 10-K, Part III, Item 15(a). Exhibit 10.25, filed with the Commission on March 16, 2010

10.20	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2009	Incorporated by reference to Appendix “C” to the Company’s Definitive Proxy Statement (DEF 14A) filed with the commission on April 7, 2009

10.21	2011 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K, Item 5.02(e), filed with the Commission on June 24, 2011, as amended by Form 8-K/A, Item 5.02(e) filed with the Commission on August 30, 2011

10.22	2012 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K, Item 5.02(e), filed with the Commission on February 22, 2012

11.1	Statement re computation of per share earnings	Statement re computation of per share earnings is provided in Note 1 to the Notes to Consolidated Financial Statements in this Report
14	Code of Conduct and Business Ethics	Filed herewith

21	Subsidiaries of the Registrant	Incorporated by reference to Form 10-K, Exhibit 21, filed with the commission on March 16, 2009

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Filed herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Filed herewith

101*

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

*

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.