Form 10-Q
period 2012-03-31
BAR HARBOR BANKSHARES
filed 2012-05-09
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – May 4, 2012
$2.00 Par Value	3,889,565

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at March 31, 2012, and December 31, 2011	3

	Consolidated Statements of Income for the three months ended March 31, 2012 and 2011	4

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011	5

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2012 and 2011	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	7

	Notes to Consolidated Interim Financial Statements	8-30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54-57

Item 4.	Controls and Procedures	57

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 6.	Exhibits	57

Signatures		57

Exhibit Index		58

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

(Dollars in thousands, except share and per share data)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$ 14,141	$ 8,720
Securities available for sale, at fair value	396,690	381,880
Federal Home Loan Bank stock	16,711	16,068
Loans	763,840	729,003
Allowance for loan losses	(8,321)	(8,221)
Loans, net of allowance for loan losses	755,519	720,782
Premises and equipment, net	17,435	16,090
Goodwill	3,158	3,158
Bank owned life insurance	7,439	7,377
Other assets	13,578	13,391
TOTAL ASSETS	$1,224,671	$1,167,466

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 64,026	$ 62,648
NOW accounts	93,545	99,120
Savings and money market deposits	199,647	206,704
Time deposits	367,221	354,418
Total deposits	724,439	722,890
Short-term borrowings	225,613	175,813
Long-term advances from Federal Home Loan Bank	142,990	139,470
Junior subordinated debentures	5,000	5,000
Other liabilities	5,751	6,043
TOTAL LIABILITIES	1,103,793	1,049,216

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares;
issued 4,525,635 shares at March 31, 2012 and December 31, 2011	9,051	9,051
Surplus	26,544	26,512
Retained earnings	88,231	86,198
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($9) and ($9), at March 31, 2012 and December 31, 2011,
respectively	(17)	(17)
Net unrealized appreciation on securities available for sale, net of tax
of $4,022 and $3,845, at March 31, 2012 and December 31, 2011, respectively	7,807	7,464
Portion of OTTI attributable to non-credit losses, net of tax of ($155) and ($218),
at March 31, 2012 and December 31, 2011, respectively	(301)	(423)
Total accumulated other comprehensive income	7,489	7,024
Less: cost of 643,260 and 646,742 shares of treasury stock at March 31, 2012 and
December 31, 2011, respectively	(10,437)	(10,535)

TOTAL SHAREHOLDERS' EQUITY	120,878	118,250

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,224,671	$1,167,466

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Interest and dividend income:
Interest and fees on loans	$ 8,878	$ 8,481
Interest on securities	3,689	4,185
Dividend on FHLB stock	20	12
Total interest and dividend income	12,587	12,678

Interest expense:
Deposits	1,955	2,214
Short-term borrowings	95	78
Long-term debt	1,520	2,052
Total interest expense	3,570	4,344

Net interest income	9,017	8,334
Provision for loan losses	415	500
Net interest income after provision for loan losses	8,602	7,834

Non-interest income:
Trust and other financial services	779	779
Service charges on deposit accounts	250	289
Credit and debit card service charges and fees	316	288
Net securities gains	567	785
Total other-than-temporary impairment ("OTTI") losses	(458)	(565)
Non-credit portion of OTTI losses (before taxes) (1)	114	---
Net OTTI losses recognized in earnings	(344)	(565)
Other operating income	132	156
Total non-interest income	1,700	1,732

Non-interest expense:
Salaries and employee benefits	3,182	3,108
Occupancy expense	405	431
Furniture and equipment expense	415	418
Credit and debit card expenses	88	72
FDIC insurance assessments	185	264
Other operating expense	1,533	1,242
Total non-interest expense	5,808	5,535

Income before income taxes	4,494	4,031
Income taxes	1,331	1,162
Net income	$ 3,163	$ 2,869

      Per Common Share Data:

Basic Earnings Per Share	$ 0.82	$ 0.75
Diluted Earnings Per Share	$ 0.81	$ 0.74

(1) Included in other comprehensive loss, net of tax

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$3,163	$2,869
Other comprehensive income(loss):
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $316 and( $374), respectively	612	(724)
Less reclassification adjustment for net gains related to securities available for
sale included in net income, net of tax of ($193) and ($266), respectively	(374)	(518)
Add other-than-temporary impairment adjustment, net of tax of $156 and $193, respectively	302	372
Less non-credit portion of other-than-temporary impairment losses, net of tax of ($39), and $0, respectively	(75)	---
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $--- and $1, respectively	---	---
Total other comprehensive income (loss)	465	(870)
Total comprehensive income	$3,628	$1,999

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands, except share and per share data)

(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2010	$9,051	$26,165	$80,379	$ 284	$(12,271)	$103,608
Net income	---	---	2,869	---	---	2,869
Total other comprehensive loss	---	---	---	(870)	---	(870)
Dividend declared:
Common stock ($0.27 per share)	---	---	(1,032)	---	---	(1,032)
Stock options exercised (18,645 shares), including related tax effects	---	43	(237)	---	539	345
Recognition of stock based compensation expense	---	30	---	---	---	30
Balance March 31, 2011	$9,051	$26,238	$81,979	$ (586)	$(11,732)	$104,950

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2011	$9,051	$26,512	$86,198	$7,024	$(10,535)	$118,250
Net income	---	---	3,163	---	---	3,163
Total other comprehensive income	---	---	---	465	---	465
Dividend declared:
Common stock ($0.285 per share)	---	---	(1,106)	---	---	(1,106)
Stock options exercised (3,482 shares), including related tax effects	---	2	(24)	---	98	76
Recognition of stock based compensation expense	---	30	---	---	---	30
Balance March 31, 2012	$9,051	$26,544	$88,231	$7,489	$(10,437)	$120,878

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$ 3,163	$ 2,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	298	311
Provision for loan losses	415	500
Net securities gains	(567)	(785)
Other-than-temporary impairment	344	565
Net amortization of bond premiums and discounts	701	406
Recognition of stock based expense	30	30
Net change in other assets	(190)	296
Net change in other liabilities	(292)	(492)
Net cash provided by operating activities	3,902	3,700

Cash flows from investing activities:
Purchases of securities available for sale	(44,991)	(58,151)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	19,334	20,996
Proceeds from sales of securities available for sale	11,073	13,949
Purchase of FHLB stock	(643)	---
Net loans made to customers	(35,495)	(27,079)
Proceeds from sale of other real estate owned	45	---
Capital expenditures	(1,643)	(618)
Net cash used in investing activities	(52,320)	(50,903)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,549	(3,785)
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	5,932	(50)
Proceeds from Federal Home Loan Bank advances	67,500	65,800
Repayments of Federal Home Loan Bank advances	(20,112)	(18,264)
Proceeds from stock option exercises, including excess tax benefits	76	345
Payments of dividends	(1,106)	(1,032)
Net cash provided by financing activities	53,839	43,014

Net decrease in cash and cash equivalents	5,421	(4,189)
Cash and cash equivalents at beginning of period	8,720	12,815
Cash and cash equivalents at end of period	$14,141	$ 8,626

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 3,620	$ 4,426
Income taxes	46	---

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 343	$ 184

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2012

(Dollars in thousands, except share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three months ended March 31, 2012, is not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other interim periods.

The consolidated balance sheet at December 31, 2011, has been derived from audited consolidated financial statements at that date.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 210).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and notes thereto.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of March 31, 2012 and December 31, 2011, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes its annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2011, there was no indication of impairment that led the Company to believe it needed to perform a two-step test.

At March 31, 2012 and December 31, 2011, the Company did not have any identifiable intangible assets on its consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Net income	$ 3,163	$ 2,869

Weighted average common shares outstanding
Basic	3,880,052	3,829,469
Effect of dilutive employee stock options	11,656	30,258
Diluted	3,891,708	3,859,727

Anti-dilutive options excluded from earnings per share calculation	84,442	109,863

Per Common Share Data:
Basic earnings per share	$ 0.82	$ 0.75
Diluted earnings per share	$ 0.81	$ 0.74

Note 4: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of March 31, 2012 and December 31, 2011:

March 31, 2012 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 18	$ ---	$ 1,018
Mortgage-backed securities:
US Government-sponsored enterprises	233,621	8,727	169	242,179
US Government agency	80,553	2,671	20	83,204
Private label	11,200	190	1,136	10,254
Obligations of states and political subdivisions thereof	58,943	2,635	1,543	60,035
Total	$385,317	$14,241	$2,868	$396,690

December 31, 2011 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 23	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	225,962	9,414	127	235,249
US Government agency	72,585	2,932	23	75,494
Private label	13,504	201	1,492	12,213
Obligations of states and political subdivisions thereof	58,160	2,199	2,458	57,901
Total	$371,211	$14,769	$4,100	$381,880

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of March 31, 2012. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ 1,050	$ 1,068
Due after one year through five years	1,401	1,348
Due after five years through ten years	27,899	28,908
Due after ten years	354,967	365,366
	$385,317	$396,690

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”).

For the three months ended March 31, 2012, the Company recorded total OTTI losses of $458 (before taxes), related to ten, available for sale, 1-4 family, private-label mortgage-backed securities (“MBS”), all but one of which the Company had previously determined were other-than-temporarily impaired. Of the $458 in total OTTI losses, $344 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $114 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $344 in estimated credit losses were recorded in earnings (before taxes), with the $114 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income. The additional credit losses principally reflected an increase in the future loss severity and constant default rate estimates resulting from depressed and still declining real estate markets, extended foreclosure and collateral liquidation timelines, and depressed economic conditions that affect the expected performance of the mortgage loans underlying these securities.

The OTTI losses recognized in earnings during the three months ended March 31, 2012 represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of mortgage loans underlying each security. In estimating those cash flows the Company takes a variety of factors into consideration including, but not limited to, loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, original and current loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent and historical conditional prepayment rates and future conditional prepayment rate assumptions, and other estimates of future collateral performance.

Despite some rising levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of March 31, 2012 it will recover the amortized cost basis of its private label mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three months ending March 31, 2012 and 2011.

	2012	2011

Estimated credit losses as of prior year-end,	$4,697	$3,373
Additions for credit losses for securities on which OTTI has been previously recognized	310	565
Additions for credit losses for securities on which OTTI has not been previously recognized	34	---
Reductions for securities paid off during the period	---	---

Estimated credit losses as of March 31,	$5,041	$3,938

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

As of March 31, 2012, the Company held sixteen private-label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $4,972 for which OTTI losses have previously been recognized in pre-tax earnings (dating back to the fourth quarter of 2008). For nine of these securities, the Company recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $111, net of tax, as included in accumulated OCI as of March 31, 2012.  For the remaining seven securities, the total OTTI losses included in accumulated OCI amounted to $412, net of tax, as of March 31, 2012. As of March 31, 2012, the total net unrealized losses included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $301, net of tax, compared with $423 at December 31, 2011.

As of March 31, 2012, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at March 31, 2012. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2012 and December 31, 2011. All securities referenced are debt securities. At March 31, 2012, and December 31, 2011, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
March 31, 2012	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government-sponsored enterprises	$21,062	25	$169	$ ---	0	$ ---	$21,062	25	$ 169
US Government agency	8,285	9	19	133	3	1	8,418	12	20
Private label	1,818	8	58	5,474	22	1,078	7,292	30	1,136
Obligations of states and political subdivisions thereof	4,459	15	71	9,391	43	1,472	13,850	58	1,543
Total	$35,624	57	$317	$14,998	68	$2,551	$50,622	125	$2,868

	Less than 12 months			12 months or longer			Total
December 31, 2011	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government-sponsored enterprises	$15,870	13	$127	$ 20	1	$ ---	$15,890	14	$ 127
US Government agency	9,934	10	22	59	3	1	9,993	13	23
Private label	1,613	8	219	6,807	26	1,273	8,420	34	1,492
Obligations of states and political subdivisions thereof	703	4	25	14,770	61	2,433	15,473	65	2,458
Total	$28,120	35	$393	$21,656	91	$3,707	$49,776	126	$ 4,100

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of March 31, 2012, the total unrealized losses on these securities amounted to $169, compared with $127 at December 31, 2011.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at March 31, 2012 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

•

Mortgage-backed securities issued by U.S. Government agencies: As of March 31, 2012, the total unrealized losses on these securities amounted to $20, compared with $23 at December 31, 2011.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at March 31, 2012 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

•

Private label mortgage-backed securities: As of March 31, 2012, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $1,136, compared with $1,492 at December 31, 2011. The Company attributes the unrealized losses at March 31, 2012 to the current illiquid market for non-agency mortgage-backed securities, a seriously depressed and still declining housing market, significantly elevated levels of home foreclosures, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label mortgage-backed securities owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at March 31, 2012.

•

Obligations of states of the U.S. and political subdivisions thereof: As of March 31, 2012, the total unrealized losses on the Bank’s municipal securities amounted to $1,543, compared with $2,458 at December 31, 2011. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed. At March 31, 2012, all municipal bond issuers were current on contractually obligated interest and principal payments. At March 31, 2012, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies.

The Company attributes the unrealized losses at March 31, 2012, to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, driven in part by current media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2012.

At March 31, 2012, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three months ended March 31, 2012 and 2011.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net

2012	$11,073	$573	$ 6	$344	$223
2011	$13,949	$785	$--	$565	$220

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

When a loan is classified as non-accrual or impaired, any payments received are typically applied to reduce the principal balance of the loan.  In situations where the Company reasonably believes there is no longer doubt regarding the ultimate collectability of principal on a non-accrual or impaired loan, subsequent interest payments received are recorded as interest income on the cash basis in accordance with the contractual terms. For the three months ended March 31, 2012, the Company recognized interest income of $49 on impaired loans using a cash-basis method of accounting compared with none during the first quarter of 2011.

Loan origination and commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loans’ yield, using the level yield method over the estimated lives of the related loans.

The Company’s lending activities are principally conducted in downeast and midcoast Maine. The following table summarizes the composition of the loan portfolio as of March 31, 2012 and December 31, 2011:

LOAN PORTFOLIO SUMMARY

	March 31, 2012	December 31, 2011

Commercial real estate mortgages	$292,943	$285,484
Commercial and industrial	66,720	62,450
Commercial construction and land development	24,896	30,060
Agricultural and other loans to farmers	27,847	26,580
Total commercial loans	412,406	404,574

Residential real estate mortgages	267,059	239,799
Home equity loans	51,199	51,462
Other consumer loans	21,473	22,906
Total consumer loans	339,731	314,167

Tax exempt loans	11,181	9,700

Deferred origination costs, net	522	562
Total loans	763,840	729,003
Allowance for loan losses	(8,321)	(8,221)
Total loans net of allowance for loan losses	$755,519	$720,782

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at March 31, 2012 approximately 32.7% of the commercial real estate mortgage portfolio is represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Residential Real Estate Mortgages: The Company originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties, and are amortized over 10 to 30 years. From time to time the Company will sell longer-term, low rate, residential mortgage loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) with servicing rights retained. This practice allows the Company to better manage interest rate risk and liquidity risk. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines for all loans, including those held in its portfolio. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through more stringent underwriting and periodic site inspections, including regular inspections throughout the period.

Home Equity Loans: The Company originates home equity lines of credit and second mortgage loans (loans which are secured by a junior lien position on one-to-four-family residential real estate). These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

Non-performing Loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at March 31, 2012 and December 31, 2011.

TOTAL NON-PERFORMING LOANS

	March 31, 2012	December 31, 2011

Commercial real estate mortgages	$ 2,705	$ 2,676
Commercial and industrial loans	713	1,078
Commercial construction and land development	3,844	3,753
Agricultural and other loans to farmers	632	595
Total commercial loans	7,894	8,102

Residential real estate mortgages	3,019	4,266
Home equity loans	266	266
Other consumer loans	205	273
Total consumer loans	3,490	4,805

Total non-accrual loans	11,384	12,907
Accruing loans contractually past due 90 days or more	1	---
Total non-performing loans	$11,385	$12,907

Allowance for loan losses to non-performing loans	73%	64%
Non-performing loans to total loans	1.49%	1.77%
Allowance to total loans	1.09%	1.13%

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

Summary information pertaining to the TDRs that occurred during the three months ended March 31, 2012 follows:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate mortgages	1	$58	$58
Total	1	$58	$58

As of March 31, 2012, the Bank had five real estate secured loans to three relationships totaling $965 that were classified as TDRs.  At March 31, 2012, two TDRs totaling $140 were past due and classified as non-performing.

As of December 31, 2011, the Bank had four real estate secured loans to two relationships totaling $913 that were classified as TDRs.  At December 31, 2011, one TDR for $82 was past due and classified as non-performing.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at March 31, 2012 and December 31, 2011. Amounts shown exclude deferred loan origination fees and costs.

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 619	$ 229	$ 1,180	$ 2,028	$ 290,915	$292,943	$ ---
Commercial and industrial	185	35	656	876	65,844	66,720	1
Commercial construction and land development	---	---	3,844	3,844	21,052	24,896	---
Agricultural and other loans to farmers	353	---	565	918	26,929	27,847	---
Residential real estate mortgages	2,956	---	1,729	4,685	262,374	267,059	---
Home equity	745	---	266	1,011	50,188	51,199	---
Other consumer loans	243	3	179	425	21,048	21,473	---
Tax exempt	---	---	---	---	11,181	11,181	---
Total	$5,101	$ 267	$ 8,419	$13,787	$749,531	$763,318	$ 1

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 264	$ 284	$ 2,504	3,052	$282,432	$285,484	$ ---
Commercial and industrial	294	201	996	1,491	60,959	62,450	---
Commercial construction and land development	91	142	2,993	3,226	26,834	30,060	---
Agricultural and other loans to farmers	162	---	526	688	25,892	26,580	---
Residential real estate mortgages	1,690	644	2,553	4,887	234,912	239,799	---
Home equity	40	---	266	306	51,156	51,462	---
Other consumer loans	87	22	257	366	22,540	22,906	---
Tax exempt	---	---	---	---	9,700	9,700	---
Total	$2,628	$1,293	$10,095	$14,016	$714,425	$728,441	$ ---

Impaired Loans: Impaired loans are commercial and commercial real estate loans for which the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, as well as all loans modified into a troubled debt restructuring (“TDR”), if any. Allowances for losses on impaired loans are determined by the lower of the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or in the case of collateral dependant loans, the lower of the fair value of the collateral, less costs to dispose, and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less cost to sell.

Details of impaired loans as of March 31, 2012 and December 31, 2011 follows:

	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance:
Commercial real estate mortgages	$3,039	$3,039	$ ---	$3,301	$ 3,431	$ ---
Commercial and industrial	642	715	---	973	1,043	---
Commercial construction and development	3,083	4,817	---	2,992	4,893	---
Agricultural and other loans to farmers Residential real estate loans	632 140	632 140	--- ---	595 82	595 82	--- ---
Subtotal	$7,536	$9,343	$ ---	$7,943	$10,044	$ ---

With an allowance:
Commercial real estate mortgages	$ 462	$ 462	$229	$ 176	$ 176	$100
Commercial and industrial	100	100	100	135	135	135
Commercial construction and development	761	761	100	761	761	100
Agricultural and other loans to farmers Residential real estate loans	--- ---	--- ---	--- ---	--- ---	--- ---	--- ---
Subtotal	$1,323	$ 1,323	$429	$1,072	$ 1,072	$335

Total	$8,859	$10,666	$429	$9,015	$11,116	$335

Details of impaired commercial loans for the three months ended March 31, 2012 and March 31, 2011 follows:

	March 31, 2012		March 31, 2011
	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$3,190	$ 49	$ 824	$ ---
Commercial and industrial	913	---	456	---
Commercial construction and development	3,024	---	---	---
Agricultural and other loans to farmers	592	---	236	---
Subtotal	$7,719	$ 49	$ 1,516	$ ---

With an allowance:
Commercial real estate mortgages	$ 367	$ ---	$ 2,642	$ ---
Commercial and industrial	100	---	546	---
Commercial construction and development	761	---	5,662	---
Agricultural and other loans to farmers	---	---	---	---
Subtotal	$1,228	$ ---	$ 8,850	$ ---

Total	$8,947	$ 49	$10,366	$ ---

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

Consistent with regulatory guidelines, the Bank provides for the classification of loans which are considered to be of lesser quality as substandard, doubtful, or loss. The Bank considers a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well defined weakness that jeopardizes liquidation of the debt. Substandard loans include those loans where there the distinct possibility of some loss of principal if the deficiencies are not corrected.

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

The following tables summarize the commercial loan portfolio as of March 31, 2012 and December 31, 2011 by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

March 31, 2012	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$263,826	$55,609	$18,631	$26,590	$364,656
Other Assets Especially Mentioned	20,275	8,215	2,421	456	31,367
Substandard	8,842	2,896	3,611	801	16,150
Doubtful	---	---	233	---	233
Loss	---	---	---	---	---
Total	$292,943	$66,720	$24,896	$27,847	$412,406

December 31, 2011	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$255,945	$50,866	$23,615	$25,295	$355,721
Other Assets Especially Mentioned	19,787	7,183	2,692	469	30,131
Substandard	9,752	4,401	3,520	816	18,489
Doubtful	---	---	233	---	233
Loss	---	---	---	---	---
Total	$285,484	$62,450	$30,060	$26,580	$404,574

Allowance for Loan Losses: The allowance for loan losses (the “allowance”) is a reserve established through a provision for loan losses (the “provision”) charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance is designed to account for credit deterioration as it occurs. The provision reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship level for all commercial loans. When a loan has a classification of seven or higher, the Company analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other observable considerations.

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and March 31, 2011. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221
Charged Off	(25)	(17)	---	(10)	(182)	(119)	---	---	(353)
Recoveries	1	6	---	25	---	6	---	---	38
Provision	392	11	(109)	(11)	32	145	(15)	(30)	415
Ending Balance	$ 4,268	$ 1,321	$ 485	$ 336	$ 1,286	$ 318	$ 251	$ 56	$ 8,321

of which:

Amount for loans individually evaluated for impairment
	$ 229	$ 100	$ 100	$ ---	$ ---	$ ---	$ ---	$ ---	$ 429

Amount for loans collectively evaluated for impairment
	$ 4,039	$ 1,221	$ 385	$ 336	$ 1,286	$ 318	$ 251	$56	$ 7,892

Loans individually evaluated for impairment
	$ 2,705	$ 713	$ 3,844	$ 632	$ ---	$ ---	$ ---	$---	$ 7,894

Loans collectively Evaluated for impairment
	$290,238	$ 66,007	$ 21,052	$ 27,215	$267,059	$ 21,473	$51,199	$11,181	$755,424

Three Months Ended March 31, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500
Charged Off	---	(5)	---	---	(18)	(7)	---	---	(30)
Recoveries	1	76	---	34	---	12	---	---	123
Provision	(127)	(88)	182	(8)	210	286	22	23	500
Ending Balance	$ 4,134	$ 1,220	$ 1,181	$ 249	$ 1,514	$ 364	$ 298	$ 133	$ 9,093

of which:

Amount for loans individually evaluated for impairment	$ 300	$ 213	$ 950	$ ---	$ ---	$ ---	$ ---	$ ---	$ 1,463

Amount for loans collectively evaluated for impairment	$ 3,834	$ 1,007	$ 231	$ 249	$ 1,514	$ 364	$ 298	$ 133	$ 7,630

Loans individually evaluated for impairment	$ 3,433	$ 959	$ 5,893	$ 235	$ ---	$ ---	$ ---	$ ---	$ 10,520

Loans collectively evaluated for impairment	$277,798	$62,674	$25,809	$24,008	$230,501	$54,216	$28,408	$12,956	$716,370

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At March 31, 2012 and December 31, 2011, loans to the lodging industry amounted to approximately $99,957 and $99,345, respectively.

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

The following table summarizes the net periodic benefit costs for the three months ended March 31, 2012 and 2011:

	Supplemental Executive Retirement Plans

Three Months Ended March 31	2012	2011

Service cost	$ 37	$ 11
Interest cost	24	49
Amortization of actuarial loss	---	1
Net periodic benefit cost	$ 61	$ 61

The Company is expected to recognize $320 of expense for the foregoing plans for the year ended December 31, 2012. The Company is expected to contribute $206 to the foregoing plans in 2012. As of March 31, 2012, the Company had contributed $62.

Note 7: Commitments and Contingent Liabilities

The Company’s wholly owned subsidiary, Bar Harbor Bank & Trust (the “Bank”), is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Commitments to originate loans	$20,082	$22,438
Unused lines of credit	$95,984	$88,990
Un-advanced portions of construction loans	$ 4,166	$ 4,986
Standby letters of credit	$ 354	$ 350

As of March 31, 2012 and December 31, 2011, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 1,018	$ ---	$ 1,018
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$242,179	$ ---	$242,179
US Government agencies	$ ---	$ 83,204	$ ---	$ 83,204
Private label	$ ---	$ 10,254	$ ---	$ 10,254
Obligations of states and political subdivisions thereof	$ ---	$ 60,035	$ ---	$ 60,035

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 1,023	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$235,249	$ ---	$ 235,249
US Government agencies	$ ---	$ 75,494	$ ---	$ 75,494
Private label	$ ---	$ 12,213	$ ---	$ 12,213
Obligations of states and political subdivisions thereof	$ ---	$ 57,901	$ ---	$ 57,901

The following table summarizes financial assets and financial liabilities measured at fair value during the quarter, on a non-recurring basis as of March 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 3/31/12	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 3/31/12

Mortgage servicing rights	$ 94	$ ---	$ 94	$ ---	$103
Collateral dependent impaired loans	$285	$ ---	$ ---	$ 285	$156

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Principal Balance as of 12/31/11	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/11

Mortgage servicing rights	$134	$ ---	$134	$ ---	$189
Collateral dependent impaired loans	$937	$ ---	$ ---	$ 937	$737

The Company had total collateral dependent impaired loans with a carrying value of approximately $4,940 and $4,827, which had specific reserves included in the allowance of $329 and $200, at March 31, 2012, and December 31, 2011, respectively.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at March 31, 2012, and December 31, 2011, follows:

March 31, 2012	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Cash and cash equivalents	$ 14,141	$ 14,141	$ ---	$ ---	$ 14,141
Federal Home Loan Bank stock	$ 16,711	$ ---	$ 16,711	$ ---	$ 16,711
Loans, net	$755,519	$ ---	$ ---	$755,519	$758,285
Interest receivable	$ 5,062	$ 5,062	$ ---	$ ---	$ 5,062

Deposits (with no stated maturity)	$357,218	$ ---	$357,218	$ ---	$357,218
Time deposits	$367,221	$ ---	$367,221	$ ---	$374,691
Borrowings	$373,603	$ ---	$373,603	$ ---	$379,115
Interest payable	$ 778	$ 778	$ ---	$ ---	$ 778

December 31, 2011	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Cash and cash equivalents	$ 8,720	$ 8,720	$ ---	$ ---	$ 8,720
Federal Home Loan Bank stock	$ 16,068	$ ---	$ 16,068	$ ---	$ 16,068
Loans, net	$720,782	$ ---	$ ---	$720,782	$728,985
Interest receivable	$ 4,385	$ 4,385	$ ---	$ ---	$ 4,385

Deposits (with no stated maturity)	$368,472	$ ---	$368,472	$ ---	$368,472
Time deposits	$354,418	$ ---	$354,418	$ ---	$362,933
Borrowings	$320,283	$ ---	$320,283	$ ---	$329,801
Interest payable	$ 828	$ 828	$ ---	$ ---	$ 828

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three months ended March 31, 2012 and 2011, and financial condition at March 31, 2012, and December 31, 2011, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in first quarter 2012 and 2011 interest was $732 and $790, respectively, of tax-exempt interest income from certain investment securities and loans.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $357 and $379 in the first quarter of 2012 and 2011, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

(ii)

The Company's earnings depend to a great extent on the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and borrowings) generated by the Company’s wholly-owned banking subsidiary, Bar Harbor Bank & Trust (the “Bank”), and thus the Company’s results of operations may be adversely affected by increases or decreases in interest rates;

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

You should carefully review all of these factors as well as the risk factors set forth in Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There may be other risk factors that could cause differences from those anticipated by management.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2011, report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported.

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

SUMMARY FINANCIAL RESULTS

For the three months ended March 31, 2012 the Company reported net income of $3,163, compared with $2,869 in the first quarter of 2011, representing an increase of $294, or 10.2%. The Company’s diluted earnings per share amounted to $0.81 for the quarter compared with $0.74 in the first quarter of 2011, representing an increase of $0.07, or 9.5%.

The Company’s annualized return on average shareholders’ equity (“ROE”) amounted to 10.51% for the quarter, compared with 11.14% in the first quarter of 2011. The Company’s first quarter return on average assets (“ROA”) amounted to 1.07%, up from 1.03% in the first quarter of 2011.

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

Total Net Interest Income: For the three months ended March 31, 2012, net interest income on a tax equivalent basis amounted to $9,374, compared with $8,713 in the first quarter of 2011, representing an increase of $661, or 7.6%. As more fully discussed below, the increase in first quarter 2012 tax-equivalent net interest income compared with the first quarter of 2011 was principally attributed to average earning asset growth of $42,183, combined with a nine basis point improvement in the net interest margin.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended March 31, 2012 and 2011:

BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

MARCH 31, 2012 AND 2011

		2012			2011
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$ 743,710	$ 8,911	4.82%	$ 700,987	$ 8,516	4.93%
Securities (2,3)	382,380	4,013	4.22%	383,067	4,529	4.79%
Federal Home Loan Bank stock	16,216	20	0.50%	16,068	12	0.30%
Fed funds sold, money market funds, and time
deposits with other banks	1	---	0.00%	2	---	0.00%

Total Earning Assets	1,142,307	12,944	4.56%	1,100,124	13,057	4.81%

Non-Interest Earning Assets:
Cash and due from banks	3,324			6,869
Allowance for loan losses	(8,367)			(8,851)
Other assets (2)	55,074			36,449
Total Assets	$1,192,338			$1,134,591

Interest Bearing Liabilities:
Deposits	$ 665,109	$ 1,955	1.18%	$ 660,577	$ 2,214	1.36%
Borrowings	340,616	1,615	1.91%	307,239	2,130	2.81%
Total Interest Bearing Liabilities	1,005,725	3,570	1.43%	967,816	4,344	1.82%
Rate Spread			3.13%			2.99%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	59,510			57,237
Other liabilities	6,096			5,087
Total Liabilities	1,071,331			1,030,140
Shareholders' equity	121,007			104,451
Total Liabilities and Shareholders' Equity	$1,192,338			$1,134,591
Net interest income and net interest margin (3)		9,374	3.30%		8,713	3.21%
Less: Tax Equivalent adjustment		(357)			(379)
Net Interest Income		$ 9,017	3.17%		$ 8,334	3.07%

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

For the three months ended March 31, 2012, the tax equivalent net interest margin amounted to 3.30%, compared with 3.21% in the first quarter of 2011, representing an improvement of nine basis points. As more fully discussed below, the increase in the net interest margin from the first quarter of 2011 was principally attributed to the weighted average cost interest bearing liabilities, which declined 14 basis points more than the weighted average earning asset yield.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2012	2011				2010
Quarter:	1	4	3	2	1	4	3	2
Interest Earning Assets:
Loans (1,3)	4.82%	4.88%	4.83%	4.86%	4.93%	5.00%	5.14%	5.20%
Securities (2,3)	4.22%	4.29%	4.58%	4.78%	4.79%	4.73%	5.04%	4.93%
Federal Home Loan Bank stock	0.50%	0.30%	0.27%	0.30%	0.30%	0.00%	0.00%	0.00%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.27%	0.00%
Total Earning Assets	4.56%	4.61%	4.68%	4.77%	4.81%	4.83%	5.01%	5.03%

Interest Bearing Liabilities:
Deposits	1.18%	1.25%	1.27%	1.30%	1.36%	1.50%	1.56%	1.57%
Borrowings	1.91%	2.38%	2.57%	2.69%	2.81%	3.22%	3.39%	3.24%
Total Interest Bearing Liabilities	1.43%	1.58%	1.65%	1.74%	1.82%	2.03%	2.13%	2.10%

Rate Spread	3.13%	3.03%	3.03%	3.03%	2.99%	2.80%	2.88%	2.93%

Net Interest Margin (3)	3.30%	3.23%	3.24%	3.23%	3.21%	3.06%	3.15%	3.17%

Net Interest Margin without Tax Equivalent Adjustments	3.17%	3.11%	3.12%	3.09%	3.07%	2.92%	3.00%	3.01%

(1)   For purposes of these computations, non-accrual loans are included in average loans.

(2)   For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)   For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

For the three months ended March 31, 2012, the weighted average yield on average earning assets amounted to 4.56%, compared with 4.81% for the same period in 2011, representing a decline of 25 basis points. This decline principally resulted from the replacement of cash flows from the Bank’s mortgage-backed securities portfolio during a period of historically low interest rates. The decline was also attributed to the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan refinancing activity.

For the three months ended March 31, 2012, the weighted average cost of interest bearing liabilities amounted to 1.43%, compared with 1.82% for the same period in 2011, representing a decline of 39 basis points. This decline principally reflected the ongoing re-pricing of maturing time deposits and borrowings, combined with the lowering of interest rates on certain of the Bank’s core deposit products.

Interest and Dividend Income:  For the three months ended March 31, 2012, total interest and dividend income on a tax-equivalent basis amounted to $12,944, compared with $13,057 in the first quarter of 2011, representing a decline of $113, or 0.9%. The decline in interest and dividend income was principally attributed to a 25 basis point decline in the weighted average earning asset yield, but was almost entirely offset by average earning asset growth of $42,183, or 3.8%.

For the three months ended March 31, 2012, tax-equivalent interest income from the securities portfolio amounted to $4,013, representing a decline of $516, or 11.4%, compared with the first quarter of 2011. The decline in interest income from securities was principally attributed to a 57 basis point decline in the weighted average securities portfolio yield to 4.22% and, to a lesser extent, a $687 decline in average securities, compared with the first quarter of 2011. The decline in the weighted average securities yield was largely attributed to the ongoing replacement of moderately accelerated mortgage-backed securities cash flows in a historically low interest rate environment. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity, government stimulus programs and credit defaults.

For the three months ended March 31, 2012, tax-equivalent interest income from the loan portfolio amounted to $8,911, representing an increase of $395 compared with the first quarter of 2011. The increased income from the loan portfolio was attributed to a $42,723 or 6.1% increase in average loans, largely offset by a 11 basis point decline in the weighted average yield to 4.82%, compared with the first quarter of 2011. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as elevated levels of residential mortgage loan refinancing activity during a period of historically low interest rates.

Interest Expense: For the three months ended March 31, 2012, total interest expense amounted to $3,570, compared with $4,344 in the first quarter of 2011, representing a decline of $774, or 17.8%. The decline in interest expense was principally attributed to a 39 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was partially offset by a $37,909 or 3.9% increase in total average interest bearing liabilities, compared with the first quarter of 2011.

The decline in the first quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2011 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the three months ended March 31, 2012, the total weighted average cost of interest bearing liabilities amounted to 1.43%, compared with 1.82% for the same quarter in 2011, representing a decline of 39 basis points. The weighted average cost of interest bearing deposits declined 18 basis points to 1.18%, compared with the first quarter of 2011, while the weighted average cost of borrowed funds declined 90 basis points to 1.91%.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$519	$ (124)	$ 395
Securities (2,3)	(8)	(508)	(516)
Investment in Federal Home Loan Bank stock	---	8	8

TOTAL EARNING ASSETS	$511	$ (624)	$(113)

Interest bearing deposits	15	(274)	(259)
Borrowings	232	(747)	(515)
TOTAL INTEREST BEARING LIABILITIES	$247	$(1,021)	$(774)

NET CHANGE IN NET INTEREST INCOME	$264	$ 397	$ 661

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

Provision for Loan Losses

The provision for loan losses (the “provision) reflects the amount necessary to maintain the allowance for loan losses at a level that, in management’s judgment, is appropriate for the amount of inherent risk of probable loss in the Bank’s current loan portfolio.

The credit quality of the Bank’s loan portfolio remained relatively stable during the three months ended March 31, 2012, highlighted by a $1,522 or 11.8% decline in non-performing loans. During the first quarter of 2012, the Bank experienced a moderate level of loss experience, with total net loan charge-offs amounting to $315, or annualized net charge-offs to average loans outstanding amounting to 0.17% of total average loans outstanding.

For the three months ended March 31, 2012, the Bank recorded a provision of $415, compared with $500 in the first quarter of 2011, representing a decline of $85, or 17.0%. The provision recorded during the first quarter was largely driven by the Bank’s charge-off experience combined with still elevated levels of non-performing and potential problem loans and still depressed real estate values.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three months ended March 31, 2012, total non-interest income amounted to $1,700, compared with $1,732 for the same quarter in 2011, representing a decline of $32 or 1.8%.

Factors contributing to the changes in non-interest income are enumerated in the following discussion and analysis.

Trust and Other Financial Services: For the three months ended March 31, 2012, trust and other financial service fees amounted to $779, unchanged compared with the first quarter of 2011. Income from trust and investment management activities was up $71 or 12.0%, but was offset by a like decline in revenue from brokerage activities. Reflecting new client relationships and further recovery in the equity markets, quarter-end assets under management stood at $350,657, compared with $321,334 at March 31, 2011, representing an increase of $29,323 or 9.1%.

Service Charges on Deposit Accounts: For the three months ended March 31, 2012, income from service charges on deposit accounts amounted to $250, compared with $289 for the same quarter in 2011, representing a decline of $39, or 13.5%. The decline in service charges on deposit accounts was principally attributed to a decline in deposit account overdraft fees, reflecting reduced overdraft activity and the impact of new regulations that limit the ability of a bank to offer overdraft protection to customers without their specific consent and to derive fees from overdraft protection programs in general.

Credit and Debit Card Service Charges and Fees: For the three months ended March 31, 2012, income generated from credit and debit card service charges and fees amounted to $316, compared with $288 in the first quarter of 2011, representing an increase of $28 thousand or 9.7%. This increase was principally attributed to continued growth of the Bank’s retail deposit base, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three months ended March 31, 2012, total net securities gains amounted to $567, compared with $785 in the first quarter of 2011, representing a decline of $218, or 27.8%. The net realized securities gains recorded in the first quarter of 2012 were comprised of realized gains of $573, offset by realized losses of $6. The net realized gains recorded in the first quarter of 2011 were comprised entirely of realized gains on the sale of securities.

Net Other-than-temporary Impairment Losses Recognized in Earnings: For the three months ended March 31, 2012, net OTTI losses recognized in earnings amounted to $344, compared with $565 in the first quarter of 2011, representing a decline of $221, or 39.1%.

In the first quarter of 2012 the Company determined that certain available-for-sale, private-label mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. The continuance of credit losses principally reflected an increase in the loss severity and constant default rate estimates of the underlying residential mortgage loan collateral, resulting from seriously depressed and still declining real estate values, extended foreclosure and collateral liquidation timelines, and depressed economic conditions.

The OTTI losses recorded in the first quarter of 2012 related to ten, available for sale, private-label MBS, all but one of which the Company had previously determined to be other-than-temporarily impaired. These OTTI losses represented management’s best estimate of credit losses or additional credit losses on the residential mortgage loan collateral underlying these securities. The $344 in estimated first quarter credit losses were previously recorded, net of taxes, in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

Further information regarding impaired securities, other-than-temporarily impaired securities, and evaluation of securities for impairment is incorporated by reference to Notes 2 and 4 of the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Non-interest Expense

For the three months ended March 31, 2012, total non-interest expense amounted to $5,808, compared with $5,535 in the first quarter of 2011, representing an increase of $273, or 4.9%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three months ended March 31, 2012, total salaries and employee benefits expense amounted to $3,182, representing an increase of $74 or 2.4%, compared with the first quarter of 2011. The increase in salaries and employee benefits was principally attributed to normal increases in base salaries, as well as changes in staffing levels and mix.

Occupancy Expense: For the three months ended March 31, 2012, total occupancy expense amounted to $405, compared with $431 in the first quarter of 2011, representing a decline of $26, or 6.0%. This decline was principally attributed to lower grounds-keeping and utilities costs in the first quarter of 2012, compared with the same quarter in 2011.

FDIC Assessments: For the three months ended March 31, 2012, total FDIC insurance assessments amounted to $185, compared with $264 in the first quarter of 2011, representing a decline of $79, or 29.9%. This decline was largely attributed to a new assessment formula that became effective on April 1, 2011, whereby deposit insurance premiums are principally based on asset size rather than insurable deposits.

Other Operating Expenses: For the three months ended March 31, 2012, total other operating expenses amounted to $1,533, compared with $1,242 in the first quarter of 2011, representing an increase of $291, or 23.4%. This increase was principally attributed to higher levels of loan collection and other real estate owned expenses, as well as fees for professional services.

Efficiency Ratio: The Company’s efficiency ratio, or non-interest operating expenses divided by the sum of tax-equivalent net interest income and non-interest income other than net securities gains and other-than-temporary impairments, measures the relationship of operating expenses to revenues. For the three months ended March 31, 2012, the Company’s efficiency ratio amounted to 53.4%, compared with 54.0% in the first quarter of 2011.

Income Taxes

For the three months ended March 31, 2012, total income taxes amounted to $1,331, compared with $1,162 in the first quarter of 2011, representing an increase of $169, or 14.5%.

The Company's effective tax rate for the three months ended March 31, 2012 amounted to 29.6%, compared with 28.8% in the first quarter of 2011. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at March 31, 2012 represented 62.4% and 32.4% of total assets, compared with 62.4% and 32.7% at December 31, 2011, respectively.

At March 31, 2012, the Company’s total assets amounted to $1,224,671, compared with $1,167,466 at December 31, 2011, representing an increase of $57,205, or 4.9%.

Securities

The securities portfolio is comprised of Mortgage-backed securities (“MBS”) issued by U.S. government agencies, U.S. government sponsored enterprises, and other non-agency, private label issuers.  The portfolio also includes tax-exempt obligations of state and political subdivisions, and debt obligations of other U.S. government sponsored enterprises.

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

Securities available for sale represented 100% of total securities at March 31, 2012, and December 31, 2011. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At March 31, 2012, total net unrealized securities gains amounted to $11,373, compared with net unrealized gains of $10,669 at December 31, 2011.

Total Securities: At March 31, 2012, total securities amounted to $396,690, compared with $381,880 at December 31, 2011, representing an increase of $14,810, or 3.9%. Securities purchased during the first three months of 2012 principally consisted of mortgage-backed securities issued and guaranteed by U.S. Government agencies and sponsored-enterprises.

The following tables summarize the securities available for sale portfolio as of March 31, 2012 and December 31, 2011:

March 31, 2012 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 18	$ ---	$ 1,018
Mortgage-backed securities:
US Government-sponsored enterprises	233,621	8,727	169	242,179
US Government agency	80,553	2,671	20	83,204
Private label	11,200	190	1,136	10,254
Obligations of states and political subdivisions thereof	58,943	2,635	1,543	60,035
Total	$385,317	$14,241	$2,868	$396,690

December 31, 2011		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 23	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	225,962	9,414	127	235,249
US Government agency	72,585	2,932	23	75,494
Private label	13,504	201	1,492	12,213
Obligations of states and political subdivisions thereof	58,160	2,199	2,458	57,901
Total	$371,211	$14,769	$4,100	$381,880

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at March 31, 2012, amounted to an excess of $2,868, or 0.7% of the amortized cost of the total securities portfolio. At December 31, 2011 this amount represented an excess of $4,100, or 1.1% of the total securities portfolio. As of March 31, 2012, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $2,550, compared with $3,707 at December 31, 2011.

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

At March 31, 2012, the Bank’s investment in FHLB stock totaled $16,711, compared with $16,068 at December 31, 2011, representing an increase of $643, or 4.0%.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. This moratorium continued throughout 2010 and 2011 and the first three months of 2012. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.

In the first quarter of 2009, the FHLB advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for all of 2009 were suspended and that continued to be the case throughout 2010. Following five consecutive quarters of profitability, the FHLB’s board of directors declared cash dividends throughout 2011 and the first quarter of 2012. The FHLB’s board of directors anticipates it will continue to declare modest cash dividends, but cautioned that adverse events such as a negative trend in credit losses on the FHLB’s private-label MBS or mortgage loan portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of March 31, 2012. The FHLB also reported a total regulatory capital-to-asset ratio of 8.7% at March 31, 2012, exceeding the regulatory minimum requirement of 4.0%, and its permanent capital was $4.1 billion, exceeding its $814.5 million minimum regulatory risk-based capital requirement.

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy, liquidity position and return to profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of March 31, 2012. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At March 31, 2012, total loans stood at $763,840, compared with $729,003 at December 31, 2011, representing an increase of $34,837, or 4.8%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	March 31, 2012	December 31, 2011

Commercial real estate mortgages	$292,943	$285,484
Commercial and industrial	66,720	62,450
Commercial construction and land development	24,896	30,060
Agricultural and other loans to farmers	27,847	26,580
Total commercial loans	412,406	404,574

Residential real estate mortgages	267,059	239,799
Home equity loans	51,199	51,462
Other consumer loans	21,473	22,906
Total consumer loans	339,731	314,167

Tax exempt loans	11,181	9,700

Deferred origination costs, net	522	562
Total loans	763,840	729,003
Allowance for loan losses	(8,321)	(8,221)
Total loans net of allowance for loan losses	$755,519	$720,782

Commercial Loans: At March 31, 2012, total commercial loans amounted to $412,406, compared with $404,574 at December 31, 2011, representing an increase of $7,832, or 1.9%. Commercial loan growth has generally been challenged by a still-troubled economy, continuing economic uncertainty, diminished demand, and strong competition for quality loans. Bank management attributes the continued growth in commercial loans to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a local economy that has fared better than the nation as a whole.

At March 31, 2012, commercial loans represented 54.0% of the Bank’s total loan portfolio, compared with 55.5% at December 31, 2011.

Consumer Loans: At March 31, 2012, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $339,731, compared with $314,167 at December 31, 2011, representing an increase of $25,564, or 8.1%. The first quarter increase in consumer loans was principally attributed to the purchase of a $23,456, New England based portfolio of recently originated residential mortgage loans.

Residential mortgage loan origination activity continued at a relatively slow pace during the first three months of 2012, largely reflecting current economic conditions, depressed real estate market values, and uncertainties with respect to further real estate declines in the communities served by the Bank. During the first quarter of 2012, loans originated and closed by the Bank were largely offset by cash flows, principal pay-downs and loan re-financings from the existing residential real estate loan portfolio.

Tax Exempt Loans: At March 31, 2012, tax exempt loans, amounted to $11,181, compared with $9,700 at December 31, 2011, representing an increase of $1,481, or 15.3%.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	March 31, 2012	December 31, 2011

Commercial real estate mortgages	$ 2,705	$ 2,676
Commercial and industrial loans	713	1,078
Commercial construction and land development	3,844	3,753
Agricultural and other loans to farmers	632	595
Total commercial loans	7,894	8,102

Residential real estate mortgages	3,019	4,266
Home equity loans	266	266
Other consumer loans	205	273
Total consumer loans	3,490	4,805

Total non-accrual loans	11,384	12,907
Accruing loans contractually past due 90 days or more	1	---
Total non-performing loans	$11,385	$12,907

Allowance for loan losses to non-performing loans	73%	64%
Non-performing loans to total loans	1.49%	1.77%
Allowance to total loans	1.09%	1.13%

At March 31, 2012, total non-performing loans amounted to $11,385, compared with $12,907 at December 31, 2011, representing a decline of $1,522, or 11.8%.

Non-performing commercial real estate mortgages amounted to $2,705 at March 31, 2012, up from $2,676 at December 31, 2011. At March 31, 2012, non-performing commercial real estate mortgages were represented by ten business relationships, with outstanding balances ranging from $26 to $1,042.

Non-performing commercial and industrial loans amounted to $713 at March 31, 2012, down from $1,078 at December 31, 2011.  At March 31, 2012, non-performing commercial and industrial loans were represented by fourteen business relationships, with outstanding balances ranging from $1 to $190.

Non-performing commercial construction and land development loans totaled $3,844 at March 31, 2012, compared with $3,753 at December 31, 2011, representing an increase of $91. At March 31, 2012, non-performing commercial construction and land development loans were represented by four business relationships, with outstanding balances ranging from $91 to $2,759.

One commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $2,759, or 71.8% of total non-performing commercial construction and land development loans at March 31, 2012. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no further construction risk. The primary source of repayment is the sale of the housing units. This loan is impaired and was put on non-accrual status in 2010.  During 2011 the Bank charged-off $1,822 of the outstanding balance for this loan based on current appraisals and revised prospects for future cash flows. This loan is classified as collateral dependent and is recorded at fair value in the Company’s financial statements.

Non-performing residential real estate mortgages totaled $3,019 at March 31, 2012, compared with $4,266 at December 31, 2011, representing a decline of $1,247, or 29.2%. At March 31, 2012, non-performing residential real estate loans were represented by thirty-six, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $2 to $336.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at March 31, 2012, Bank management is cognizant of the weakened real estate market, elevated unemployment rates and depressed economic conditions overall. Bank management recognizes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $4,673 and $3,458 at March 31, 2012 and December 31, 2011, or 0.61% and 0.47% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At March 31, 2012, the Bank identified twenty-two commercial relationships totaling $7,679 as potential problem loans, or 1.0% of total loans. At December 31, 2011, the Bank identified nineteen commercial relationships totaling $9,990 as potential problem loans, or 1.4% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

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

As of March 31, 2012, the Bank had five real estate secured loans to three relationships totaling $965 that were classified as TDRs.  At March 31, 2012, two TDRs totaling $140 were past due and classified as non-performing.

As of December 31, 2011, the Bank had four real estate secured loans to two relationships totaling $913 that were classified as TDRs.  At December 31, 2011, one TDR for $82 was past due and classified as non-performing.

Allowance for Loan Losses: At March 31, 2012, the allowance for loan losses (the “allowance”) stood at $8,321, compared with $8,221 at December 31, 2011, representing an increase of $100, or 1.2%. The relatively small increase in the allowance from December 31, 2011 was largely attributed to loan growth during the quarter, as the Bank’s non-performing and potential problem loans posted declines.

At March 31, 2012, the allowance expressed as a percentage of total loans stood at 1.09%, down from 1.13% at December 31, 2011. The forgoing ratio decline was principally attributed to significant first quarter loan growth. At March 31, 2012, total non-performing loans to total loans stood at 1.49%, down from 1.77% at December 31, 2011. At March 31, 2012, the allowance expressed as a percentage of non-performing loans stood at 73.1%, up from 63.7% at December 31, 2011.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $4,940 as of March 31, 2012, compared with $4,827 as of December 31, 2011.  The related allowances for loan losses on these loans amounted to $329 as of March 31, 2012, compared with $200 as of December 31, 2011.

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses.  The Bank employs a comprehensive risk management structure to identify and manage the risk of loss.  For consumer loans, the Bank identifies loan delinquency beginning at 10-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Non-residential mortgage consumer loan losses are recognized no later than the point at which a loan is 120 days past due. Residential mortgage losses are recognized during the foreclosure process, or sooner, when that loss is quantifiable and reasonably assured.  For commercial loans, the Bank applies a risk grading system, which stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio.  The risk grades include ratings that correlates substantially with regulatory definitions of “Pass,” “Other Assets Especially Mentioned,” “Substandard,” “Doubtful,” and “Loss.”

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the three-month periods ended March 31, 2012 and 2011.

ALLOWANCE FOR LOAN LOSSES

THREE MONTHS ENDED

MARCH 31, 2012 AND 2011

	2012	2011

Balance at beginning of period	$8,221	$8,500
Charge-offs:
Commercial real estate mortgages	25	---
Commercial and industrial	17	5
Commercial construction and land development	---	---
Agricultural and other loans to farmers	10	---
Residential real estate mortgages	182	18
Other consumer loans	119	7
Home equity loans	---	---
Tax exempt loans	---	---
Total charge-offs	353	30

Recoveries:
Commercial real estate mortgages	1	1
Commercial and industrial loans	6	76
Commercial construction and land development	---	---
Agricultural and other loans to farmers	25	34
Residential real estate mortgages	---	---
Other consumer loans	6	12
Home equity loans	---	---
Tax exempt loans	---	---
Total recoveries	38	123

Net charge-offs	315	(93)
Provision charged to operations	415	500

Balance at end of period	$8,321	$9,093

For the three months ended March 31, 2012, total net loan charge-offs amounted to $315, or annualized net charge-offs to average loans outstanding of 0.17%, compared with net recoveries of $93 or 0.05% for the same period in 2011.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the three months ended March 31, 2012.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at March 31, 2012, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At March 31, 2012, the Bank’s OREO amounted to $3,042, compared with $2,699 as of December 31, 2011.  Seven residential and nine commercial properties comprised the March 31, 2012 balance of OREO.

Deposits

During the three months ended March 31, 2012, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At March 31, 2012, total deposits stood at $724,439, compared with $722,890 at December 31, 2011, representing an increase of $1,549, or 0.2%. NOW accounts and savings and money market accounts experienced a combined seasonal decline of $12,632, or 4.1%. This decline was offset by a $12,803, or 3.6%, increase in time deposits. Unlike historical experience, at March 31, 2012 demand deposits were up $1,378 or 2.2%, compared with December 31, 2011.

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

At March 31, 2012, total borrowings amounted to $373,603, compared with $320,283 at December 31, 2011, representing an increase of $53,320, or 16.6%, compared with December 31, 2011. The increase in total borrowings was principally utilized to support first quarter earning asset growth as well as replacing seasonal deposit declines.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at March 31, 2012, the Company maintained its strong capital position and continued to be a "“well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

Capital Ratios: The Company and the Bank are subject to the risk-based capital guidelines administered by the Company’s and the Bank's principal regulators. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk-weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to risk-weighted assets of 8%, including a minimum ratio of Tier I capital to total risk-weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company's financial statements.

As of March 31, 2012, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At March 31, 2012, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 15.94%, 14.21% and 9.26%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at March 31, 2012 and December 31, 2011, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
As of March 31, 2012	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$123,564	15.94%	$61,999	8.0%	N/A
Bank	$124,435	16.07%	$61,938	8.0%	$77,422	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$110,137	14.21%	$30,999	4.0%	N/A
Bank	$111,008	14.34%	$30,969	4.0%	$46,453	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$110,137	9.26%	$47,563	4.0%	N/A
Bank	$111,008	9.34%	$47,534	4.0%	$59,418	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
As of December 31, 2011	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$121,265	16.06%	$60,418	8.0%	N/A
Bank	$122,151	16.19%	$60,370	8.0%	$75,462	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$107,933	14.29%	$30,209	4.0%	N/A
Bank	$108,819	14.42%	$30,185	4.0%	$45,277	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$107,933	9.32%	$46,300	4.0%	N/A
Bank	$108,819	9.41%	$46,263	4.0%	$57,829	5.0%

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

The Company paid a regular cash dividend of $0.285 per share of common stock in the first quarter of 2012, representing an increase of $0.015 or 5.6% compared with the dividend paid for the same quarter in 2011. The Company’s Board of Directors recently declared a second quarter 2012 regular cash dividend of $0.29 per share of common stock, representing an increase of $0.02, or 7.4% compared with the second quarter of 2011.

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

As of March 31, 2012, the Company had repurchased 98,869 shares of stock under this plan, at a total cost of $2,731 and an average price of $27.62 per share. During the three months ended March 31, 2012, no shares were repurchased under the plan.  The Company records repurchased shares as treasury stock.

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

At March 31, 2012, commitments under existing standby letters of credit totaled $354, compared with $350 at December 31, 2011. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table details the notional or contractual amount for financial instruments with off-balance sheet risk as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Commitments to originate loans	$ 20,082	$ 22,438
Unused lines of credit	95,984	88,990
Un-advanced portions of construction loans	4,166	4,986
Total	$120,232	$116,414

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets over the 30 day horizon.  At March 31, 2012, liquidity, as measured by the basic surplus/deficit model, was 3.7% over the 30-day horizon and 3.2% over the 90-day horizon, largely reflecting the impact of seasonal deposit outflows and lower levels of deposits obtained from the national market.

At March 31, 2012, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $95 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At March 31, 2012 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $166,713, or 13.6% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreement. ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 did not have a significant impact on the Company’s consolidated financial statements.

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 changes the wording used to describe many of the requirements in CAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in CAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early adoption by public entities is not permitted. The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial statements.

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 required entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed above. The adoption of ASU 2011-05 did not have a significant impact on the Company’s consolidated financial statements.

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

ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to reconsider whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011, and did not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2012, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% - 0.25% and the two-year U.S. Treasury note of 0.32% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

MARCH 31, 2012

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$(275)	$(571)
Net interest income (%)	-0.74%	-1.54%
Year 2
Net interest income ($)	$(1,112)	$505
Net interest income (%)	-3.00%	1.36%

As more fully discussed below, the March 31, 2012 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one and two-year horizons.

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

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will remain relatively stable over the one-year horizon and then trend steadily upward over the two-year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price proportionately with earning asset yields. As funding costs begin to stabilize late in the first year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and increases in net interest income over the two year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year horizon should short-term and long-term interest rates rise in parallel. Over the two-year horizon and beyond, management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

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

Item 1A: Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.

Item 6: Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index hereto and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: May 9, 2012	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: May 9, 2012	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1

Purchase and Assumption Agreement, dated as of May 1, 2012, by and among Bar Harbor Bank & Trust Company, Border Trust Company, and Border Bancshares, Inc. (incorporated herein by reference to Form 8-K, Item 1.01, Exhibit 2.1, filed with the Commission on May 1, 2012).

10.2	Annual Incentive Plan for certain executive officers of the Company (incorporated herein by reference to Form 8-K, Item 5.02(e), filed with the Commission on February 22, 2012).

11.1	Statement re computation of per share earnings (data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q).

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 (filed herewith)

101*

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.  (filed herewith)

*

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