Form 10-Q
period 2012-06-30
BAR HARBOR BANKSHARES
filed 2012-08-09
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  01-13349

BAR HARBOR BANKSHARES

(Exact name of registrant as specified in its charter)

Maine	01-0393663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

PO Box 400
82 Main Street, Bar Harbor, ME	04609-0400
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 02, 2012
$2.00 Par Value	3,911,265

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at June 30, 2012, and December 31, 2011	3

	Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011	4

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011	5

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2012 and 2011	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	7

	Notes to Consolidated Interim Financial Statements	8-32

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32-59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59-62

Item 4.	Controls and Procedures	62

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 6.	Exhibits	63

Signatures		63

Exhibit Index		64

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

(Dollars in thousands, except share and per share data)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	9,891	8,720
Securities available for sale, at fair value	404,844	381,880
Federal Home Loan Bank stock	17,429	16,068
Loans	776,931	729,003
Allowance for loan losses	(8,354)	(8,221)
Loans, net of allowance for loan losses	768,577	720,782
Premises and equipment, net	18,107	16,090
Goodwill	3,158	3,158
Bank owned life insurance	7,513	7,377
Other assets	12,722	13,391
TOTAL ASSETS	$1,242,241	$1,167,466

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 62,090	$ 62,648
NOW accounts	98,713	99,120
Savings and money market deposits	201,538	206,704
Time deposits	374,755	354,418
Total deposits	737,096	722,890
Short-term borrowings	218,690	175,813
Long-term advances from Federal Home Loan Bank	150,990	139,470
Junior subordinated debentures	5,000	5,000
Other liabilities	5,911	6,043
TOTAL LIABILITIES	1,117,687	1,049,216

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,525,635 shares at June 30, 2012 and December 31, 2011	9,051	9,051
Surplus	26,594	26,512
Retained earnings	90,120	86,198
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($8) and ($9), at June 30, 2012 and December 31, 2011, respectively	(16)	(17)
Net unrealized appreciation on securities available for sale, net of tax of $4,375 and $3,845, at June 30, 2012 and December 31, 2011, respectively	8,492	7,464
Portion of OTTI attributable to non-credit losses, net of tax of $62 and ($218), at June 30, 2012, and December 31, 2011, respectively	119	(423)
Total accumulated other comprehensive income	8,595	7,024
Less: cost of 619,561 and 646,742 shares of treasury stock at June 30, 2012 and December 31, 2011, respectively	(9,806)	(10,535)

TOTAL SHAREHOLDERS' EQUITY	124,554	118,250

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,242,241	$1,167,466

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income:
Interest and fees on loans	$ 8,855	$ 8,823	$17,733	$17,304
Interest on securities	3,542	4,081	7,231	8,266
Dividend on FHLB stock	21	12	41	24
Total interest and dividend income	12,418	12,916	25,005	25,594

Interest expense:
Deposits	1,899	2,190	3,854	4,404
Short-term borrowings	119	66	214	144
Long-term debt	1,447	2,036	2,967	4,088
Total interest expense	3,465	4,292	7,035	8,636

Net interest income	8,953	8,624	17,970	16,958
Provision for loan losses	460	600	875	1,100
Net interest income after provision for loan losses	8,493	8,024	17,095	15,858

Non-interest income:
Trust and other financial services	839	736	1,618	1,515
Service charges on deposit accounts	286	336	536	625
Credit and debit card service charges and fees	340	291	656	579
Net securities gains	670	535	1,237	1,320
Total other-than-temporary impairment ("OTTI") losses	(376)	(589)	(834)	(1,154)
Non-credit portion of OTTI losses (before taxes) (1)	40	---	154	---
Net OTTI losses recognized in earnings	(336)	(589)	(680)	(1,154)
Other operating income	175	176	307	332
Total non-interest income	1,974	1,485	3,674	3,217

Non-interest expense:
Salaries and employee benefits	3,309	2,959	6,491	6,067
Occupancy expense	370	372	775	803
Furniture and equipment expense	492	427	907	845
Credit and debit card expenses	87	73	175	145
FDIC insurance assessments	187	364	372	628
Other operating expense	1,712	1,567	3,245	2,809
Total non-interest expense	6,157	5,762	11,965	11,297

Income before income taxes	4,310	3,747	8,804	7,778
Income taxes	1,205	974	2,536	2,136

Net income	$ 3,105	$ 2,773	$ 6,268	$ 5,642

Per Common Share Data:
Basic earnings per share	$ 0.80	$ 0.72	$ 1.61	$ 1.47
Diluted earnings per share	$ 0.79	$ 0.72	$ 1.61	$ 1.46

(1) Included in other comprehensive loss, net of tax

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,
	2012	2011

Net income	$ 3,105	$ 2,773
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $683 and $1,928, respectively	1,326	3,738
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($228) and ($182), respectively	(442)	(353)
Add other-than-temporary impairment adjustment, net of tax of ($128) and $199, respectively	248	390
Less non-credit portion of other-than-temporary impairment losses, net of tax of ($13), and $0, respectively	(27)	---
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $0, respectively	1	1
Total other comprehensive income	1,106	3,776
Total comprehensive income	$ 4,211	$ 6,549

	Six Months Ended June 30,
	2012	2011

Net income	$ 6,268	$5,642
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $998 and $1,554, respectively	1,938	3,014
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($421) and ($449), respectively	(816)	(871)
Add other-than-temporary impairment adjustment, net of tax of $284 and $392, respectively	550	762
Less non-credit portion of other-than-temporary impairment losses, net of tax of ($52), and $0, respectively	(102)	---
Amortization of actuarial gain for supplemental executive retirement plan, net of related tax of $1 and $1, respectively	1	1
Total other comprehensive income	1,571	2,906
Total comprehensive income	$ 7,839	$8,548

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands, except share and per share data)

(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2010	$ 9,051	$26,165	$80,379	$ 284	$(12,271)	$103,608
Net income	---	---	5,642	---	---	5,642
Total other comprehensive income	---	---	---	2,906	---	2,906
Dividend declared:
Common stock ($0.54 per share)	---	---	(2,074)	---	---	(2,074)
Purchase of treasury stock (4,220 shares)	---	---	---	---	(119)	(119)
Stock options exercised (44,768 shares), including related tax effects	---	146	(568)	---	1,340	918
Recognition of stock based compensation expense	---	49	---	---	---	49
Balance June 30, 2011	$9,051	$26,360	$83,379	$3,190	$(11,050)	$110,930

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2011	$ 9,051	$26,512	$86,198	$7,024	$(10,535)	$118,250
Net income	---	---	6,268	---	---	6,268
Total other comprehensive income	---	---	---	1,571	---	1,571
Dividend declared:
Common stock ($0.575 per share)	---	---	(2,234)	---	---	(2,234)
Stock options exercised (27,181 shares), including related tax effects	---	22	(140)	---	688	570
Recognition of stock based compensation expense	---	109	20	---	---	129
Restricted stock grants	---	(49)	8	---	41	---
Balance June 30, 2012	$ 9,051	$26,594	$90,120	$8,595	$ (9,806)	$124,554

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$ 6,268	$ 5,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	597	602
Provision for loan losses	875	1,100
Net securities gains	(1,237)	(1,320)
Other-than-temporary impairment	680	1,154
Net amortization of bond premiums and discounts	1,682	678
Recognition of stock based expense	129	49
Net change in other assets	(105)	(1,204)
Net change in other liabilities	(132)	(414)
Net cash provided by operating activities	8,757	6,287

Cash flows from investing activities:
Purchases of securities available for sale	(88,785)	(63,608)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	42,840	36,328
Proceeds from sales of securities available for sale	24,233	22,473
Purchase of FHLB stock	(1,361)	---
Net loans made to customers	(49,194)	(31,481)
Proceeds from sale of other real estate owned	356	---
Capital expenditures	(2,614)	(1,186)
Net cash used in investing activities	(74,525)	(37,474)

Cash flows from financing activities:
Net increase in deposits	14,206	20,787
Net decrease in securities sold under repurchase agreements and fed funds purchased	(5,918)	(17,386)
Proceeds from Federal Home Loan Bank advances	84,500	44,000
Repayments of Federal Home Loan Bank advances	(24,185)	(19,032)
Purchase of treasury stock	---	(119)
Proceeds from stock option exercises, including excess tax benefits	570	918
Payments of dividends	(2,234)	(2,074)
Net cash provided by financing activities	66,939	27,094

Net increase (decrease) in cash and cash equivalents	1,171	(4,093)
Cash and cash equivalents at beginning of period	8,720	12,815
Cash and cash equivalents at end of period	$ 9,891	$ 8,722

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 7,088	$ 8,749
Income taxes	1,573	1,944

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 524	$ 794

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2012

(Dollars in thousands, except share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three and six months ended June 30, 2012, is not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other interim periods.

The consolidated balance sheet at December 31, 2011, has been derived from audited consolidated financial statements at that date.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 210).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, please refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and notes thereto.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of June 30, 2012 and December 31, 2011, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

At June 30, 2012 and December 31, 2011, the Company did not have any identifiable intangible assets on its consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$ 3,105	$ 2,773	$ 6,268	$ 5,642

Weighted average common shares outstanding
Basic	3,891,476	3,852,455	3,885,764	3,841,025
Effect of dilutive employee stock options	27,376	20,953	18,763	25,538
Diluted	3,918,852	3,873,408	3,904,527	3,866,563

Anti-dilutive options excluded from earnings per share calculation	9,000	131,659	14,000	131,659

Per Common Share Data:
Basic earnings per share	$ 0.80	$ 0.72	$ 1.61	$ 1.47
Diluted earnings per share	$ 0.79	$ 0.72	$ 1.61	$ 1.46

Note 4: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of June 30, 2012 and December 31, 2011:

June 30, 2012 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 12	$ ---	$ 1,012
Mortgage-backed securities:
US Government-sponsored enterprises	224,893	8,818	133	233,578
US Government agency	81,692	3,223	17	84,898
Private label	9,861	519	726	9,654
Obligations of states and political subdivisions thereof	74,351	2,741	1,390	75,702
Total	$391,797	$ 15,313	$2,266	$404,844

December 31, 2011 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 23	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	225,962	9,414	127	235,249
US Government agency	72,585	2,932	23	75,494
Private label	13,504	201	1,492	12,213
Obligations of states and political subdivisions thereof	58,160	2,199	2,458	57,901
Total	$371,211	$14,769	$ 4,100	$381,880

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of June 30, 2012. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ 1,085	$ 1,098
Due after one year through five years	1,351	1,308
Due after five years through ten years	23,482	24,664
Due after ten years	365,879	377,774
	$391,797	$404,844

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”).

For the three and six months ended June 30, 2012, the Company recorded total OTTI losses of $376 and $834 in the statement of income (before taxes), related to ten, available for sale, private-label mortgage-backed securities (“MBS”), all of which the Company had previously determined were other-than-temporarily impaired. Of the $834 in total year-to-date OTTI losses, $680 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $154 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $680 in estimated credit losses were recorded in earnings (before taxes), with the $154 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income. The additional credit losses principally reflected an increase in the future loss severity and constant default rate estimates resulting from depressed and still declining real estate markets, extended foreclosure and collateral liquidation timelines, and depressed economic conditions that affected the expected performance of the mortgage loans underlying these securities.

The OTTI losses recognized in earnings during the three and six months ended June, 2012 represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of mortgage loans underlying each security. In estimating those cash flows the Company takes a variety of factors into consideration including, but not limited to, loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, original and current loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent and historical conditional prepayment rates and future conditional prepayment rate assumptions, and other estimates of future collateral performance.

Despite some rising levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of June 30, 2012 it will recover the amortized cost basis of its private label mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three and six months ending June 30, 2012, and 2011.

	2012	2011

Estimated credit losses as of March 31,	$5,041	$3,938
Additions for credit losses for securities on which OTTI has been previously recognized	336	456
Additions for credit losses for securities on which OTTI has not been previously recognized	---	133
Reductions for securities paid off during the period	419	---
Estimated credit losses as of June 30,	$4,958	$4,527

Estimated credit losses as of prior year-end,	$4,697	$3,373
Additions for credit losses for securities on which OTTI has been previously recognized	622	1,021
Additions for credit losses for securities on which OTTI has not been previously recognized	58	133
Reductions for securities paid off during the period	419	---
Estimated credit losses as of June 30,	$4,958	$4,527

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

As of June 30, 2012, the Company held fifteen private-label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $4,417 for which OTTI losses have previously been recognized in pre-tax earnings (dating back to the fourth quarter of 2008). For eleven of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $318, net of tax, as included in accumulated OCI as of June 30, 2012.  For the remaining four securities, the total OTTI losses included in accumulated OCI amounted to $198, net of tax, as of June 30, 2012. As of June 30, 2012, the total net unrealized gains included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $119, net of tax, compared with $423 at December 31, 2011.

As of June 30, 2012, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at June 30, 2012. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2012 and December 31, 2011. All securities referenced are debt securities. At June 30, 2012, and December 31, 2011, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
June 30, 2012	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$ 24,431	25	$133	$ ---	---	$ ---	$24,431	25	$ 133
US Government agency	2,575	4	16	130	3	1	2,705	7	17
Private label	1,317	5	26	3,821	19	700	5,138	24	726
Obligations of states and political subdivisions thereof	18,284	36	282	8,466	40	1,108	26,750	76	1,390
Total	$46,607	70	$457	$12,417	62	$1,809	$59,024	132	$2,266

	Less than 12 months			12 months or longer			Total
December 31, 2011	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$ 15,870	13	$127	$ 20	1	$ ---	$15,890	14	$ 127
US Government agency	9,934	10	22	59	3	1	9,993	13	23
Private label	1,613	8	219	6,807	26	1,273	8,420	34	1,492
Obligations of states and political subdivisions thereof	703	4	25	14,770	61	2,433	15,473	65	2,458
Total	$ 28,120	35	$393	$21,656	91	$3,707	$49,776	126	$4,100

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of June 30, 2012, the total unrealized losses on these securities amounted to $133, compared with $127 at December 31, 2011.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at June 30, 2012 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

•

Mortgage-backed securities issued by U.S. Government agencies: As of June 30, 2012, the total unrealized losses on these securities amounted to $17, compared with $23 at December 31, 2011.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at June 30, 2012 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

•

Private label mortgage-backed securities: As of June 30, 2012, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $726, compared with $1,492 at December 31, 2011. The Company attributes the unrealized losses at June 30, 2012 to the current illiquid market for non-agency mortgage-backed securities, a seriously depressed and still declining housing market, significantly elevated levels of home foreclosures, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label mortgage-backed securities owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at June 30, 2012.

•

Obligations of states of the U.S. and political subdivisions thereof: As of June 30, 2012, the total unrealized losses on the Bank’s municipal securities amounted to $1,390, compared with $2,458 at December 31, 2011. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed. At June 30, 2012, all municipal bond issuers were current on contractually obligated interest and principal payments. At June 30, 2012, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies.

The Company attributes the unrealized losses at June 30, 2012, to changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased, driven in part by current media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2012.

At June 30, 2012, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three and six months ended June 30, 2012 and 2011.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net

Three months ended June 30,
2012	$13,160	$ 683	$ 13	$ 336	$ 334
2011	$ 9,089	$ 535	$ ---	$ 589	$ (54)

Six months ended June 30,
2012	$24,233	$1,256	$ 19	$ 680	$ 557
2011	$22,473	$1,320	$ ---	$ 1,154	$ 166

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

When a loan is classified as non-accrual or impaired, any payments received are typically applied to reduce the principal balance of the loan.  In situations where the Company reasonably believes there is no longer doubt regarding the ultimate collectability of principal on a non-accrual or impaired loan, subsequent interest payments received are recorded as interest income on the cash basis in accordance with the contractual terms. For the three and six months ended June 30, 2012, the Company recognized interest income of $0 and $49 on impaired loans using a cash-basis method of accounting, respectively, compared with none during the same periods in 2011.

Loan origination and commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loans’ yield, using the level yield method over the estimated lives of the related loans.

The Company’s lending activities are principally conducted in downeast and midcoast Maine. The following table summarizes the composition of the loan portfolio as of June 30, 2012 and December 31, 2011:

LOAN PORTFOLIO SUMMARY

	June 30, 2012	December 31, 2011

Commercial real estate mortgages	$302,066	$285,484
Commercial and industrial	69,999	62,450
Commercial construction and land development	25,106	30,060
Agricultural and other loans to farmers	26,206	26,580
Total commercial loans	423,377	404,574

Residential real estate mortgages	267,921	239,799
Home equity loans	52,104	51,462
Other consumer loans	19,988	22,906
Total consumer loans	340,013	314,167

Tax exempt loans	13,035	9,700

Deferred origination costs, net	506	562
Total loans	776,931	729,003
Allowance for loan losses	(8,354)	(8,221)
Total loans net of allowance for loan losses	$768,577	$720,782

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at June 30, 2012 approximately 32.8% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Residential Real Estate Mortgages: The Company originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties, and are amortized over 10 to 30 years. From time to time the Company will sell longer-term, low rate, residential mortgage loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) with servicing rights retained. This practice allows the Company to better manage interest rate risk and liquidity risk. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines for all loans, including those held in its portfolio. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through more stringent underwriting standards, including regular inspections throughout the construction period.

Home Equity Loans: The Company originates home equity lines of credit and second mortgage loans (loans which are secured by a junior lien position on one-to-four-family residential real estate). These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral. Risk is reduced through underwriting criteria, which include credit verification, appraisals and evaluations, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

Non-performing Loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at June 30, 2012 and December 31, 2011.

TOTAL NON-PERFORMING LOANS

	June 30, 2012	December 31, 2011

Commercial real estate mortgages	$ 2,588	$ 2,676
Commercial and industrial loans	636	1,078
Commercial construction and land development	3,753	3,753
Agricultural and other loans to farmers	680	595
Total commercial loans	7,657	8,102

Residential real estate mortgages	2,740	4,266
Home equity loans	252	266
Other consumer loans	80	273
Total consumer loans	3,072	4,805

Total non-accrual loans	10,729	12,907
Accruing loans contractually past due 90 days or more	207	---
Total non-performing loans	$10,936	$12,907

Allowance for loan losses to non-performing loans	76%	64%
Non-performing loans to total loans	1.41%	1.77%
Allowance to total loans	1.08%	1.13%

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

Summary information pertaining to the TDRs that occurred during the three and six months ended June 30, 2012 follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and industrial loans	2	$72	$72	2	$ 72	$ 72
Total commercial loans	2	72	72	2	72	72

Residential real estate mortgages	0	$---	$---	1	$ 58	$ 58
Total consumer loans	0	---	---	1	58	58

Total	2	$72	$72	3	$130	$130

As of June 30, 2012, the Bank had five real estate secured loans and two commercial and industrial loans to four relationships totaling $1,026 that were classified as TDRs.  At June 30, 2012, three TDRs totaling $154 were past due and classified as non-accrual.

As of December 31, 2011, the Bank had four real estate secured loans to two relationships totaling $913 that were classified as TDRs.  At December 31, 2011, one TDR for $82 was past due and classified as non-accrual.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at June 30, 2012 and December 31, 2011. Amounts shown exclude deferred loan origination fees and costs.

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing

Commercial real estate mortgages	$ 263	$ 43	$ 1,066	$ 1,372	$300,694	$302,066	$ ---
Commercial and industrial	85	244	610	939	69,060	69,999	---
Commercial construction and land development	---	---	3,753	3,753	21,353	25,106	---
Agricultural and other loans to farmers	188	187	572	947	25,259	26,206	1
Residential real estate mortgages	1,236	1,123	1,859	4,218	263,703	267,921	206
Home equity	497	9	252	758	51,346	52,104	---
Other consumer loans	150	7	55	212	19,776	19,988	---
Tax exempt	---	---	---	---	13,035	13,035	---
Total	$ 2,419	$ 1,613	$ 8,167	$12,199	$764,226	$776,425	$207

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 264	$ 284	$ 2,504	$ 3,052	$282,432	$285,484	$ ---
Commercial and industrial	294	201	996	1,491	60,959	62,450	---
Commercial construction and land development	91	142	2,993	3,226	26,834	30,060	---
Agricultural and other loans to farmers	162	---	526	688	25,892	26,580	---
Residential real estate mortgages	1,690	644	2,553	4,887	234,912	239,799	---
Home equity	40	---	266	306	51,156	51,462	---
Other consumer loans	87	22	257	366	22,540	22,906	---
Tax exempt	---	---	---	---	9,700	9,700	---
Total	$2,628	$1,293	$10,095	$14,016	$714,425	$728,441	$ ---

Impaired Loans: Impaired loans are commercial and commercial real estate loans for which the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, as well as all loans modified into a TDR, if any. Allowances for losses on impaired loans are determined by the lower of the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or in the case of collateral dependant loans, the lower of the fair value of the collateral, less costs to dispose, and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less cost to sell.

Details of impaired loans as of June 30, 2012 and December 31, 2011 follows:

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate mortgages	$3,199	$ 3,199	$---	$ 3,301	$ 3,431	$---
Commercial and industrial	563	628	---	973	1,043	---
Commercial construction and development	2,992	4,893	---	2,992	4,893	---
Agricultural and other loans to farmers	680	680	---	595	595	---
Residential real estate loans	140	140	---	82	82	---
Subtotal	$ 7,574	$ 9,540	$---	$ 7,943	$10,044	$---

With an allowance:
Commercial real estate mortgages	$ 177	$ 177	$102	$ 176	$ 176	$100
Commercial and industrial	100	100	100	135	135	135
Commercial construction and development	761	761	100	761	761	100
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	---	---	---	---	---	---
Subtotal	$1,038	$ 1,038	$302	$1,072	$ 1,072	$335

Total	$8,612	$10,578	$302	$9,015	$11,116	$335

Details of impaired commercial loans for the three and six months ended June 30, 2012 and 2011 follows:

	June 30, 2012				June 30, 2011
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$3,202	$---	$3,290	$49	$ 1,096	$ ---	$ 985	$ ---
Commercial and industrial	596	---	752	---	706	---	550	---
Commercial construction and development	3,011	---	3,018	---	149	---	174	---
Agricultural and other loans to farmers	612	---	606	---	235	---	241	---
Subtotal	$7,421	$---	$7,666	$49	$ 2,186	$ ---	$ 1,950	$ ---

With an allowance:
Commercial real estate mortgages	$ 177	$---	$ 177	$---	$ 1,881	$ ---	$ 2,190	$ ---
Commercial and industrial	100	---	100	---	466	---	490	---
Commercial construction and development	761	---	761	---	5,530	---	5,578	---
Agricultural and other loans to farmers	---	---	---	---	---	---	---	---
Subtotal	$1,038	$---	$1,038	$---	$ 7,877	$ ---	$ 8,258	$ ---

Total	$8,459	$---	$8,704	$49	$10,063	$ ---	$10,208	$ ---

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

Consistent with regulatory guidelines, the Bank provides for the classification of loans which are considered to be of lesser quality as substandard, doubtful, or loss. The Bank considers a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well defined weakness that jeopardizes liquidation of the debt. Substandard loans include those loans where there the distinct possibility of some loss of principal, if the deficiencies are not corrected.

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

The following tables summarize the commercial loan portfolio as of June 30, 2012 and December 31, 2011 by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

June 30, 2012	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$274,744	$59,791	$18,992	$24,909	$378,436
Other Assets Especially Mentioned	18,836	7,432	2,361	453	29,082
Substandard	8,486	2,776	3,520	844	15,626
Doubtful	---	---	233	---	233
Loss	---	---	---	---	---
Total	$302,066	$69,999	$25,106	$26,206	$423,377

December 31, 2011	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$255,945	$50,866	$23,615	$25,295	$355,721
Other Assets Especially Mentioned	19,787	7,183	2,692	469	30,131
Substandard	9,752	4,401	3,520	816	18,489
Doubtful	---	---	233	---	233
Loss	---	---	---	---	---
Total	$285,484	$62,450	$30,060	$26,580	$404,574

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

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank’s lending management and staff; (ii) the effectiveness of the Bank’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. The results are then used to determine an appropriate general valuation allowance.

Loans identified as losses by management, internal loan review and/or bank examiners, are charged-off. Furthermore, consumer loan accounts are charged-off based on regulatory requirements.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,268	$ 1,321	$ 485	$ 336	$ 1,286	$ 318	$ 251	$ 56	$ 8,321
Charged Off	(125)	(23)	---	(132)	(32)	(101)	(92)	---	(505)
Recoveries	7	2	---	55	---	14	---	---	78
Provision	(106)	(64)	48	64	212	62	185	59	460
Ending Balance	$ 4,044	$ 1,236	$ 533	$ 323	$ 1,466	$ 293	$ 344	$ 115	$ 8,354

Six Months Ended June 30, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221
Charged Off	(150)	(40)	---	(142)	(214)	(220)	(92)	---	(858)
Recoveries	8	8	---	80	---	20	---	---	116
Provision	286	(53)	(61)	53	244	207	170	29	875
Ending Balance	$ 4,044	$ 1,236	$ 533	$ 323	$ 1,466	$ 293	$ 344	$ 115	$ 8,354

of which:

Amount for loans individually evaluated for impairment	$ 102
		$ 100	$ 100	$ ---	$ ---	$ ---	$ ---	$---	$ 302

Amount for loans collectively evaluated for impairment
	$ 3,942	$ 1,136	$ 433	$ 323	$ 1,466	$ 293	$ 344	$ 115	$ 8,052

Loans individually evaluated for impairment
	$ 2,588	$ 636	$ 3,753	$ 680	$ ---	$ ---	$ ---	$ ---	$ 7,657

Loans collectively evaluated for impairment
	$299,478	$69,363	$21,353	$25,526	$267,921	$19,988	$52,104	$13,035	$768,768

For the Three Months Ended June 30, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,134	$ 1,220	$ 1,181	$ 249	$ 1,514	$ 364	$ 298	$ 133	$ 9,093
Charged Off	(99)	(1)	---	---	(59)	(21)	---	---	(180)
Recoveries	---	3	---	11	---	8	---	---	22
Provision	(336)	396	474	87	(19)	(47)	32	13	600
Ending Balance	$ 3,699	$ 1,618	$ 1,655	$ 347	$ 1,436	$ 304	$ 330	$ 146	$ 9,535

For the Six Months Ended June 30, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500
Charged Off	(99)	(6)	---	---	(77)	(28)	---	---	(210)
Recoveries	1	79	---	45	---	20	---	---	145
Provision	(463)	308	656	79	191	239	54	36	1,100
Ending Balance	$ 3,699	$ 1,618	$ 1,655	$ 347	$ 1,436	$ 304	$ 330	$ 146	$ 9,535

For the Year Ended December 31, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total

Beginning Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500
Charged Off	(423)	(123)	(1,943)	---	(254)	(90)	(94)	---	(2,927)
Recoveries	8	82	77	45	---	41	---	---	253
Provision	55	125	1,461	64	368	262	84	(24)	2,395
Ending Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221
									-
of which:

Amount for loans individually
evaluated for impairment	$ 100	$ 135	$ 100	$ ---	$ ---	$ ---	$ ---	$ ---	$ 335

Amount for loans collectively
evaluated for impairment	$ 3,800	$ 1,186	$ 494	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 7,886

Loans individually evaluated
for impairment	$ 2,676	$ 1,078	$ 3,753	$ 595	$ ---	$ ---	$ ---	$ ---	$ 8,102

Loans collectively evaluated
for impairment	$282,808	$ 61,372	$26,307	$25,985	$239,799	$22,906	$51,462	$9,700	$720,339

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At June 30, 2012 and December 31, 2011, loans to the lodging industry amounted to approximately $103,473 and $99,345, respectively.

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

The following table summarizes the net periodic benefit costs for the three and six months ended June 30, 2012 and 2011:

	Supplemental Executive Retirement Plans

Three Months Ended June 30,	2012	2011

Service cost	$23	$ 13
Interest cost	17	46
Amortization of actuarial loss	1	1
Net periodic benefit cost	$41	$ 60

Six Months Ended June 30,	2012	2011

Service cost	$46	$ 24
Interest cost	35	95
Amortization of actuarial loss	2	2
Net periodic benefit cost	$83	$121

The Company is expected to recognize $165 of expense for the foregoing plans for the year ended December 31, 2012. The Company is expected to contribute $206 to the foregoing plans in 2012. As of June 30, 2012, the Company had contributed $103.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Commitments to originate loans	$37,272	$23,220
Unused lines of credit	$91,019	$88,208
Un-advanced portions of construction loans	$ 4,587	$ 4,986
Standby letters of credit	$ 433	$ 350

As of June 30, 2012 and December 31, 2011, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2012

Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 1,012	$ ---	$ 1,012
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$233,578	$ ---	$233,578
US Government agencies	$ ---	$ 84,898	$ ---	$ 84,898
Private label	$ ---	$ 9,654	$ ---	$ 9,654
Obligations of states and political subdivisions thereof	$ ---	$ 75,702	$ ---	$ 75,702

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2011

Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 1,023	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$235,249	$ ---	$235,249
US Government agencies	$ ---	$ 75,494	$ ---	$ 75,494
Private label	$ ---	$ 12,213	$ ---	$ 12,213
Obligations of states and political subdivisions thereof	$ ---	$ 57,901	$ ---	$ 57,901

The following tables summarize financial assets and financial liabilities measured at fair value during the periods indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

Three Months Ended June 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 6/30/12	Loss

Other real estate owned	$ ---	$---	$ 135	$ 135	$ 2
Collateral dependent impaired loans	$ ---	$---	$ ---	$ ---	$ ---

Six Months Ended June 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 6/30/12	Loss

Other real estate owned	$ ---	$---	$1,145	$1,145	$ 170
Collateral dependent impaired loans	$ ---	$---	$ 285	$ 156	$ ---

Year Ended December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/11	Loss

Other real estate owned	$ ---	$ ---	$2,094	$2,094	$ 12
Collateral dependent impaired loans	$ ---	$ ---	$ 937	$ 737	$ ---

The estimated fair value of OREO owned is based on market appraisals less estimated costs to dispose and the Company’s internal analysis.  Certain inputs used in the appraisals or the Company's internal analysis, are not always observable, and therefore, the fair value of OREO is categorized as Level 3 within the fair value hierarchy.

The Company measures the value of collateral dependent impaired loans using level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

There were no transfers between levels during the periods presented.

At June 30, 2012 and December 31, 2011 the Company had total collateral dependent impaired loans with a carrying value of $4,655 and $4,827, which had specific reserves included in the allowance of $202 and $200, respectively.

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

Federal Home Loan Bank stock: For Federal Home Loan Bank stock, the carrying amounts report on the consolidated balance sheet approximate fair values.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at June 30, 2012, and December 31, 2011, follows:

June 30, 2012	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Cash and cash equivalents	$ 9,891	$9,891	$ ---	$ ---	$ 9,891
Federal Home Loan Bank stock	$ 17,429	$ ---	$17,429	$ ---	$ 17,429
Loans, net	$768,577	$ ---	$ ---	$772,999	$772,999
Interest receivable	$ 5,404	$5,404	$ ---	$ ---	$ 5,404

Financial liabilities:
Deposits (with no stated maturity)	$362,341	$ ---	$362,341	$ ---	$362,341
Time deposits	$374,755	$ ---	$381,206	$ ---	$381,206
Borrowings	$374,680	$ ---	$382,009	$ ---	$382,009
Interest payable	$ 775	$ 775	$ ---	$ ---	$ 775
December 31, 2011	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Cash and cash equivalents	$ 8,720	$8,720	$ ---	$ ---	$ 8,720
Federal Home Loan Bank stock	$ 16,068	$ ---	$16,068	$ ---	$ 16,068
Loans, net	$720,782	$ ---	$ ---	$728,985	$728,985
Interest receivable	$ 4,385	$4,385	$ ---	$ ---	$ 4,385

Financial liabilities:
Deposits (with no stated maturity)	$368,472	$ ---	$368,472	$ ---	$368,472
Time deposits	$354,418	$ ---	$362,933	$ ---	$362,933
Borrowings	$320,283	$ ---	$329,801	$ ---	$329,801
Interest payable	$ 828	$ 828	$ ---	$ ---	$ 828

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and six months ended June 30, 2012 and 2011, and financial condition at June 30, 2012, and December 31, 2011, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the second quarter of 2012 and 2011 was $796 and $780, respectively, of tax-exempt interest income from certain investment securities and loans. For the six months ended June 30, 2012 and 2011, the amount of tax-exempt income included in interest income was $1,528 and $1,570, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $387 and $375 in the second quarter of 2012 and 2011, respectively, and $744 and $754 for the six months ended June 30, 2012 and 2011, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

FORWARD LOOKING STATEMENTS DISCLAIMER

Certain statements, as well as certain other discussions contained in this quarterly report on Form 10-Q, or incorporated herein by reference, contain statements which may be considered to be forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Readers can identify these forward-looking statements by the use of words like "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets," and other words of similar meaning.  Readers can also identify them by the fact that they do not relate strictly to historical or current facts.

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

Readers should carefully review all of these factors as well as the risk factors set forth in Item 1A- Risk Factors, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There may be other risk factors that could cause differences from those anticipated by management.

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

SUMMARY FINANCIAL RESULTS

For the three months ended June 30, 2012, the Company reported net income of $3,105, compared with $2,773 in the second quarter of 2011, representing an increase of $332, or 12.0%. The Company’s diluted earnings per share amounted to $0.79 for the quarter compared with $0.72 in the second quarter of 2011, representing an increase of $0.07, or 9.7%.

The Company’s annualized return on average shareholders’ equity (“ROE”) amounted to 10.11% for the quarter, compared with 10.26% in the second quarter of 2011. The Company’s second quarter return on average assets (“ROA”) amounted to 1.01%, up from 0.96% in the second quarter of 2011.

For the six months ended June 30, 2012, the Company’s net income amounted to $6,268, compared with $5,642 for the same period in 2011, representing an increase of $626, or 11.1%. Diluted earnings per share amounted to $1.61 for the six months ended June 30, 2012, compared with $1.46 for the same period in 2011, representing an increase of $0.15, or 10.3%.

For the six months ended June 30, 2012, the Company’s ROE amounted to 10.31%, compared with 10.69% for the same period in 2011. The Company’s ROA amounted to 1.04%, up from 0.99% in the first half of 2011.

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

Total Net Interest Income: For the three months ended June 30, 2012, net interest income on a tax equivalent basis amounted to $9,340, compared with $8,999 in the second quarter of 2011, representing an increase of $341, or 3.8%. As more fully discussed below, the increase in second quarter 2012 tax-equivalent net interest income compared with the second quarter of 2011 was attributed to average earning asset growth of $64,625 or 5.8%, as the net interest margin declined six basis points.

For the six months ended June 30, 2012, net interest income on a tax-equivalent basis amounted to $18,714, compared with $17,712 for the same period in 2011, representing an increase of $1,002, or 5.7%. As more fully discussed below, the increase in net interest income was principally attributed to average earning asset growth of $54,615, or 4.9%, and to a lesser extent a two basis point improvement in the tax-equivalent net interest margin.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and six months ended June 30, 2012 and 2011:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

JUNE 30, 2012 AND 2011

		2012			2011
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 770,893	$ 8,892	4.64%	$ 731,449	$ 8,859	4.86%
Securities (2,3)	394,933	3,892	3.96%	371,029	4,420	4.78%
Federal Home Loan Bank stock	17,218	21	0.49%	16,068	12	0.30%
Fed funds sold, money market funds, and time
deposits with other banks	129	---	0.00%	2	---	0.00%

Total Earning Assets	1,183,173	12,805	4.35%	1,118,548	13,291	4.77%

Non-Interest Earning Assets:
Cash and due from banks	4,285			6,754
Allowance for loan losses	(8,434)			(9,379)
Other assets (2)	57,174			40,647
Total Assets	$1,236,198			$1,156,570

Interest Bearing Liabilities:
Deposits	$ 676,662	$ 1,899	1.13%	$ 674,784	$ 2,190	1.30%
Borrowings	371,644	1,566	1.69%	313,267	2,102	2.69%
Total Interest Bearing Liabilities	1,048,306	3,465	1.33%	988,051	4,292	1.74%
Rate Spread			3.02%			3.03%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	58,459			55,028
Other liabilities	5,911			5,045
Total Liabilities	1,112,676			1,048,124
Shareholders' equity	123,522			108,446
Total Liabilities and Shareholders' Equity	$1,236,198			$1,156,570
Net interest income and net interest margin (3)		9,340	3.17%		8,999	3.23%
Less: Tax Equivalent adjustment		(387)			(375)
Net Interest Income		$ 8,953	3.04%		$ 8,624	3.09%

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

SIX MONTHS ENDED

JUNE 30, 2012 AND 2011

		2012			2011
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$ 757,301	$17,803	4.73%	$ 716,302	$17,375	4.89%
Securities (2,3)	388,657	7,905	4.09%	375,753	8,949	4.80%
Federal Home Loan Bank stock	16,717	41	0.49%	16,068	24	0.30%
Fed funds sold, money market funds, and time
deposits with other banks	65	---	0.00%	2	---	0.00%

Total Earning Assets	1,162,740	25,749	4.45%	1,108,125	26,348	4.79%

Non-Interest Earning Assets:
Cash and due from banks	3,805			6,811
Allowance for loan losses	(8,401)			(9,116)
Other assets (2)	55,830			39,822
Total Assets	$1,213,974			$1,145,642

Interest Bearing Liabilities:
Deposits	$ 670,886	$ 3,854	1.16%	$ 667,720	$ 4,404	1.33%
Borrowings	356,130	3,181	1.80%	310,270	4,232	2.75%
Total Interest Bearing Liabilities	1,027,016	7,035	1.38%	977,990	8,636	1.78%
Rate Spread			3.07%			3.01%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	58,984			56,127
Other liabilities	5,709			5,065
Total Liabilities	1,091,709			1,039,182
Shareholders' equity	122,265			106,460
Total Liabilities and Shareholders' Equity	$1,213,974			$1,145,642
Net interest income and net interest margin (3)		18,714	3.24%		17,712	3.22%
Less: Tax Equivalent adjustment		(744)			(754)
Net Interest Income		$17,970	3.11%		$16,958	3.09%

(4)

For purposes of these computations, non-accrual loans are included in average loans.

(5)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(6)

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

For the three months ended June 30, 2012, the tax equivalent net interest margin amounted to 3.17%, compared with 3.23% in the second quarter of 2011, representing a decline of six basis points. As more fully discussed below, the decline in the net interest margin was principally attributed to a higher volume of interest earning assets on the Company’s balance sheet, as the interest rate spread declined only one basis point. The yield on earning assets declined 42 basis points while the rate paid on interest bearing liabilities declined 41 basis points.

For the six months ended June 30, 2012, the tax-equivalent net interest margin amounted to 3.24%, compared with 3.22% for the same period in 2011, representing an improvement of two basis points. The improvement in the net interest margin was principally attributed to a 40 basis point decline in the cost of interest bearing liabilities, which more than offset a 34 basis point decline in earning asset yields.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2012		2011				2010
Quarter:	2	1	4	3	2	1	4	3
Interest Earning Assets:
Loans (1,3)	4.64%	4.82%	4.88%	4.83%	4.86%	4.93%	5.00%	5.14%
Securities (2,3)	3.96%	4.22%	4.29%	4.58%	4.78%	4.79%	4.73%	5.04%
Federal Home Loan Bank stock	0.49%	0.50%	0.30%	0.27%	0.30%	0.30%	0.00%	0.00%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.27%
Total Earning Assets	4.35%	4.56%	4.61%	4.68%	4.77%	4.81%	4.83%	5.01%

Interest Bearing Liabilities:
Deposits	1.13%	1.18%	1.25%	1.27%	1.30%	1.36%	1.50%	1.56%
Borrowings	1.69%	1.91%	2.38%	2.57%	2.69%	2.81%	3.22%	3.39%
Total Interest Bearing Liabilities	1.33%	1.43%	1.58%	1.65%	1.74%	1.82%	2.03%	2.13%

Rate Spread	3.02%	3.13%	3.03%	3.03%	3.03%	2.99%	2.80%	2.88%

Net Interest Margin (3)	3.17%	3.30%	3.23%	3.24%	3.23%	3.21%	3.06%	3.15%

Net Interest Margin without Tax Equivalent Adjustments	3.04%	3.17%	3.11%	3.12%	3.09%	3.07%	2.92%	3.00%

(1)   For purposes of these computations, non-accrual loans are included in average loans.

(2)   For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)   For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

For the three and six months ended June 30, 2012, the weighted average yield on average earning assets amounted to 4.35% and 4.45%, compared with 4.77% and 4.79% for the same periods in 2011, representing declines of 42 and 34 basis points, respectively. These declines largely resulted from the replacement of cash flows from the Bank’s mortgage-backed securities portfolio along with the purchase of additional securities during a period of historically low interest rates. The declines were also attributed to the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan refinancing activity during a period of historically low interest rates.

For the three and six months ended June 30, 2012, the weighted average cost of interest bearing liabilities amounted to 1.33% and 1.38%, compared with 1.74% and 1.78% for the same periods in 2011, representing declines of 41 and 40 basis points, respectively. These declines principally reflected the ongoing re-pricing of maturing time deposits and borrowings, combined with the lowering of interest rates on certain of the Bank’s core deposit products.

Interest and Dividend Income:  For the three months ended June 30, 2012, total interest and dividend income on a tax-equivalent basis amounted to $12,805, compared with $13,291 in the second quarter of 2011, representing a decline of $486, or 3.7%. The decline in interest and dividend income was principally attributed to a 42 basis point decline in the weighted average earning asset yield, but was largely offset by average earning asset growth of $64,625, or 5.8%.

For the three months ended June 30, 2012, tax-equivalent interest income from the securities portfolio amounted to $3,892, representing a decline of $528, or 11.9%, compared with the second quarter of 2011. The decline in interest income from securities was principally attributed to an 82 basis point decline in the weighted average securities portfolio yield to 3.96%, offset in part by a $23,904 or 6.4% increase in total average securities, compared with the second quarter of 2011. The decline in the weighted average securities yield was largely attributed to the ongoing replacement of moderately accelerated mortgage-backed securities cash flows in a historically low interest rate environment. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity, government stimulus programs and credit defaults.

For the three months ended June 30, 2012, tax-equivalent interest income from the loan portfolio amounted to $8,892, representing an increase of $33 compared with the second quarter of 2011. The increased income from the loan portfolio was attributed to a $39,444 or 5.4% increase in total average loans, but was almost entirely offset by a 22 basis point decline in the weighted average yield to 4.64%, compared with the second quarter of 2011. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as elevated levels of residential mortgage loan refinancing activity during a period of historically low interest rates.

For the six months ended June 30, 2012, total tax-equivalent interest and dividend income amounted to $25,749, compared with $26,348 for the same period in 2011, representing a decline of $599, or 2.3%. The decline in interest and dividend income was principally attributed to a 34 basis point decline in the weighted average earning asset yield, largely offset by earning asset growth of $54,615, or 4.9%.

For the six months ended June 30, 2012, tax-equivalent interest income from the securities portfolio amounted to $7,905, representing a decline of $1,044, or 11.7%, compared with the same period in 2011. The decline in interest income from securities was principally attributed to a 71 basis point decline in the weighted average securities portfolio yield to 4.09%, partially offset by average securities portfolio growth of $12,904, or 3.4%. As more fully discussed immediately above, the decline in the weighted average securities yield was largely attributed to the ongoing replacement of accelerated portfolio cash flows in a historically low interest rate environment, combined with incremental securities purchases at low prevailing market yields.

For the six months ended June 30, 2012, tax-equivalent interest income from the loan portfolio amounted to $17,803, representing an increase of $428 compared with the same period in 2011. The increase in interest income from the loan portfolio was attributed to average loan portfolio growth of $40,999 or 5.7%, as the weighted average yield declined 16 basis points. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as an elevated level of residential mortgage loan refinancing activity during a period of historically low interest rates.

Interest Expense: For the three months ended June 30, 2012, total interest expense amounted to $3,465, compared with $4,292 in the second quarter of 2011, representing a decline of $827, or 19.3%. The decline in interest expense was principally attributed to a 41 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was largely offset by a $60,255 or 6.1% increase in total average interest bearing liabilities, compared with the second quarter of 2011.

The decline in the second quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2011 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the three months ended June 30, 2012, the total weighted average cost of interest bearing liabilities amounted to 1.33%, compared with 1.74% for the same quarter in 2011, representing a decline of 41 basis points. The weighted average cost of interest bearing deposits declined 17 basis points to 1.13%, compared with the second quarter of 2011, while the weighted average cost of borrowed funds declined 100 basis points to 1.69%.

For the six months ended June 30, 2012, total interest expense amounted to $7,035, compared with $8,636 for the same period in 2011, representing a decline of $1,601, or 18.5%. The decline in interest expense was principally attributed to a 40 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was partially offset by a $49,026 or 5.0% increase in total average interest bearing liabilities, compared with the six months ended June 30, 2011.

The decline in the weighted average cost of interest bearing liabilities for the six months ended June 30, 2012 compared with the same period in 2011 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the six months ended June 30, 2012, the total weighted average cost of interest bearing liabilities amounted to 1.38%, compared with 1.78% for the same period in 2011, representing a decline of 40 basis points. The weighted average cost of interest bearing deposits declined 17 basis points to 1.16%, while the weighted average cost of borrowed funds declined 95 basis points to 1.80%.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED JUNE 30, 2012 AND 2011

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$476	$ (443)	$ 33
Securities (2,3)	285	(813)	(528)
Investment in Federal Home Loan Bank stock	1	8	9
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---

TOTAL EARNING ASSETS	$762	$(1,248)	$(486)

Interest bearing deposits	6	(297)	(291)
Borrowings	393	(929)	(536)

TOTAL INTEREST BEARING LIABILITIES	$399	$(1,226)	$(827)

NET CHANGE IN NET INTEREST INCOME	$363	$ (22)	$ 341

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

INCREASES (DECREASES) DUE TO:

	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$ 994	$ (566)	$ 428
Securities (2,3)	307	(1,351)	(1,044)
Investment in Federal Home Loan Bank stock	1	16	17
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---

TOTAL EARNING ASSETS	$1,302	$(1,901)	$ (599)

Interest bearing deposits	21	(571)	(550)
Borrowings	627	(1,678)	(1,051)

TOTAL INTEREST BEARING LIABILITIES	$ 648	$ (2,249)	$(1,601)

NET CHANGE IN NET INTEREST INCOME	$ 654	$ 348	$ 1,002

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

The credit quality of the Bank’s loan portfolio continued to improve during the three and six months ended June 30, 2012. This improvement was highlighted by a $1,971 or 15.3% decline in non-performing loans and a $2,015 or 20.2% decline in potential problem loans, compared with December 31, 2011. During the first six months of 2012, the Bank experienced a moderate level of loss experience, with total net loan charge-offs amounting to $742, or annualized net charge-offs to average loans outstanding amounting to 0.20% of total average loans outstanding.

For the three and six months ended June 30, 2012, the Bank recorded provisions of $460 and $875, compared with $600 and $1,100 for the same periods in 2011, representing declines of $140 and $225, or 23.3% and 20.5%, respectively. The provision recorded during the first six months of 2012 was largely driven by the Bank’s charge-off experience combined with still elevated levels of non-performing and potential problem loans and still depressed real estate values. The three and six month declines in the provision largely reflected improved credit quality metrics which continued to stabilize during the first half of 2012.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three months ended June 30, 2012, total non-interest income amounted to $1,974, compared with $1,485 for the same quarter in 2011, representing an increase of $489 or 32.9%.

For the six months ended June 30, 2012, total non-interest income amounted to $3,674, compared with $3,217 for the same period in 2011, representing an increase of $457, or 14.2%.

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

For the three and six months ended June 30, 2012, trust and other financial service fees amounted to $839 and $1,618, compared with $736 and $1,515 for the same periods in 2011, representing increases of $103 and $103, or 14.0% and 6.8%, respectively. Reflecting new client relationships and some recovery in the equity markets, quarter-end assets under management stood at $350,786, compared with $323,209 at June 30, 2011, representing an increase of $27,577 or 8.5%.

Service Charges on Deposit Accounts: For the three and six months ended June 30, 2012, income from service charges on deposit accounts amounted to $286 and $536, compared with $336 and $625 for the same periods in 2011, representing declines of $50 and $89, or 14.9% and 14.2%, respectively. The declines in service charges on deposit accounts were principally attributed to declines in deposit account overdraft fees, reflecting reduced overdraft activity and the impact of new regulations that limit the ability of a bank to offer overdraft protection to customers without their specific consent and to derive fees from overdraft protection programs in general.

Credit and Debit Card Service Charges and Fees: For the three and six months ended June 30, 2012, income generated from credit and debit card service charges and fees amounted to $340 and $656, compared with $291 and $579 for the same periods in 2011, representing increases of $49 and $77 or 16.8% and 13.3%, respectively. These increases were principally attributed to continued growth of the Bank’s retail deposit base, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three months ended June 30, 2012, total net securities gains amounted to $670, compared with $535 in the second quarter of 2011, representing an increase of $135, or 25.2%. The net realized securities gains recorded in the second quarter of 2012 were comprised of realized gains of $683, offset by realized losses of $13. The net realized gains recorded in the second quarter of 2011 were comprised entirely of realized gains on the sale of securities.

For the six months ended June 30, 2012, total net securities gains amounted to $1,237, compared with $1,320 for the same period in 2011, representing a decline of $83, or 6.3%. The net realized securities gains recorded in the first half of 2012 were comprised of realized gains of $1,256, offset by realized losses of $19. The net realized gains recorded in the first half of 2011 were comprised entirely of realized gains on the sale of securities.

Net Other-than-temporary Impairment Losses Recognized in Earnings: For the three and six months ended June 30, 2012, net OTTI losses recognized in earnings amounted to $336 and $680, compared with $589 and $1,154 for the same periods in 2011, representing declines of $253 and $474, or 43.0% and 41.1%, respectively.

During the three and six months ended June 30, 2012 the Company determined that certain available-for-sale, private-label mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. The continuance of credit losses principally reflected an increase in the loss severity and constant default rate estimates of the underlying residential mortgage loan collateral, resulting from seriously depressed and still declining real estate values, extended foreclosure and collateral liquidation timelines, and depressed economic conditions.

The OTTI losses recorded in the first half of 2012 related to thirteen, available for sale, private-label MBS, all but one of which the Company had previously determined to be other-than-temporarily impaired. These OTTI losses represented management’s best estimate of credit losses or additional credit losses on the residential mortgage loan collateral underlying these securities. The $680 in estimated year-to-date credit losses were previously recorded, net of taxes, in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

Further information regarding impaired securities, other-than-temporarily impaired securities, and evaluation of securities for impairment is incorporated by reference to Notes 2 and 4 of the consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Non-interest Expense

For the three months ended June 30, 2012, total non-interest expense amounted to $6,157, compared with $5,762 in the second quarter of 2011, representing an increase of $395, or 6.9%.

For the six months ended June 30, 2012, total non-interest expense amounted to $11,965, compared with $11,297 for the same period in 2011, representing an increase of $668, or 5.9%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three months ended June 30, 2012 total salaries and employee benefits expense amounted to $3,309, compared with $2,959 in the second quarter of 2011, representing an increase of $350. The increase in salaries and employee benefits expense was largely attributed to the recording of approximately $130 in employee health insurance credits, based on favorable claims experience, in the second quarter of 2011. The increase in salaries and employee benefits was also attributed to an employee severance payment, as well as normal increases in base salaries and changes in staffing levels and mix.

For the six months ended June 30, 2012, total salaries and employee benefits amounted to $6,491, compared with $6,067 for the same period in 2011, representing an increase of $424, or 7.0%. The increase in salaries and employee benefits expense was principally attributed to normal increases in base salaries, as well as changes in staffing levels and mix. As discussed immediately above, the increase in salaries and employee benefits expense was also attributed to the recording of approximately $130 in employee health insurance credits in the second quarter of 2011, as well as an employee severance payment in the second quarter of 2012.

Occupancy Expense: For the three and six months ended June 30, 2012 total occupancy expense amounted to $370 and $775, compared with $372 and $803 for the same periods in 2011, representing declines of $2 and $28, or 0.5% and 3.5%, respectively. The declines in occupancy expense principally resulted from lower utilities and grounds-keeping costs compared with the same periods in 2011.

FDIC Assessments: For the three and six months ended June 30, 2012, total FDIC insurance assessments amounted to $187 and $372, compared with $364 and $628 for the same periods in 2011, representing declines of $177 and $256, or 48.6% and 40.8%, respectively. These declines were largely attributed to a new assessment formula that became effective in 2011, whereby deposit insurance premiums are principally based on asset size and risk profiles rather than insurable deposits.

Other Operating Expenses: For the three and six months ended June 30, 2012, total other operating expenses amounted to $1,712 and $3,245, compared with $1,567 and $2,809 for the same periods in 2011, representing increases of $145 and $436, or 9.3% and 15.5%, respectively. These increases were principally attributed to higher levels of loan collection and other real estate owned expenses, as well as fees for professional services. The increase in fees for professional services related the Bank’s previously announced acquisition of certain assets and the assumption of certain liabilities of Border Trust Company, headquartered in Maine with three location, which is expected to be completed in the third quarter of this year.

Efficiency Ratio

The Company’s efficiency ratio, or non-interest operating expenses divided by the sum of tax-equivalent net interest income and non-interest income other than net securities gains and other-than-temporary impairments, measures the relationship of operating expenses to revenues. For the three and six months ended June 30, 2012, the Company’s efficiency ratio amounted to 55.9% and 54.6%, compared with 54.5% and 54.2% for the same periods in 2011, respectively.

Income Taxes

For the three and six months ended June 30, 2012, total income taxes amounted to $1,205 and $2,536, compared with $974 and $2,136 for the same periods in 2011, representing increases of $231 and $400, or 23.7% and 18.7%, respectively.

The Company's effective tax rates for the three and six months ended June 30, 2012 amounted to 28.0% and 28.8%, compared with 26.0% and 27.5% for the same periods in 2011. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at June 30, 2012 represented 62.5% and 32.6% of total assets, compared with 62.4% and 32.7% at December 31, 2011, respectively.

At June 30, 2012, the Company’s total assets amounted to $1,242,241, compared with $1,167,466 at December 31, 2011, representing an increase of $74,775, or 6.4%.

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

Securities available for sale represented 100% of total securities at June 30, 2012, and December 31, 2011. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At June 30, 2012, total net unrealized securities gains amounted to $13,047, compared with net unrealized gains of $10,669 at December 31, 2011.

Total Securities: At June 30, 2012, total securities amounted to $404,844, compared with $381,880 at December 31, 2011, representing an increase of $22,964, or 6.0%. Securities purchased during the first six months of 2012 principally consisted of mortgage-backed securities issued and guaranteed by U.S. Government agencies and sponsored-enterprises, and to a lesser extent, obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of June 30, 2012 and December 31, 2011:

June 30, 2012		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 12	$ ---	$ 1,012
Mortgage-backed securities:
US Government-sponsored enterprises	224,893	8,818	133	233,578
US Government agency	81,692	3,223	17	84,898
Private label	9,861	519	726	9,654
Obligations of states and political subdivisions thereof	74,351	2,741	1,390	75,702
Total	$391,797	$15,313	$2,266	$404,844

December 31, 2011		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 23	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	225,962	9,414	127	235,249
US Government agency	72,585	2,932	23	75,494
Private label	13,504	201	1,492	12,213
Obligations of states and political subdivisions thereof	58,160	2,199	2,458	57,901
Total	$371,211	$14,769	$4,100	$381,880

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at June 30, 2012, amounted to an excess of $2,266, or 0.6% of the amortized cost of the total securities portfolio. At December 31, 2011 this amount represented an excess of $4,100, or 1.1% of the total securities portfolio. As of June 30, 2012, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $1,809, compared with $3,707 at December 31, 2011.

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  If a decline in the fair value of an available for sale security is judged to be other-than-temporary, a charge is recorded in pre-tax earnings equal to the estimated credit losses inherent in the security.

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to above Notes 2 and 4 of the interim unaudited consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

At June 30, 2012, the Bank’s investment in FHLB stock totaled $17,429, compared with $16,068 at December 31, 2011, representing an increase of $1,361, or 8.5%.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. This moratorium continued throughout 2010 and 2011 and the first six months of 2012. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.

In the first quarter of 2009, the FHLB advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for all of 2009 and 2010 were suspended. Following five consecutive quarters of profitability, the FHLB’s board of directors declared cash dividends throughout 2011 and the first two quarters of 2012. In declaring the second quarter dividend the FHLB’s board of directors reiterated that it anticipates it will continue to declare modest cash dividends through 2012 consistent with the second quarter dividend declaration, although a quarterly loss or significant adverse advent or trend would cause a dividend to be suspended.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of June 30, 2012 and was classified as “adequately capitalized” by its regulator, the Federal Housing Finance Agency, based on the FHLB’s financial information at March 31, 2012. The FHLB also reported a total regulatory capital-to-asset ratio of 8.3% at June 30, 2012, exceeding the regulatory minimum regulatory requirement of 4.0%, and its permanent capital was $4.1 billion, exceeding its $2.9 billion minimum regulatory risk-based capital requirement.

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy, liquidity position and return to profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of June 30, 2012. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At June 30, 2012, total loans stood at $776,931, compared with $729,003 at December 31, 2011, representing an increase of $47,928, or 6.6%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	June 30, 2012	December 31, 2011

Commercial real estate mortgages	$302,066	$285,484
Commercial and industrial	69,999	62,450
Commercial construction and land development	25,106	30,060
Agricultural and other loans to farmers	26,206	26,580
Total commercial loans	423,377	404,574

Residential real estate mortgages	267,921	239,799
Home equity loans	52,104	51,462
Other consumer loans	19,988	22,906
Total consumer loans	340,013	314,167

Tax exempt loans	13,035	9,700

Deferred origination costs, net	506	562
Total loans	776,931	729,003
Allowance for loan losses	(8,354)	(8,221)
Total loans net of allowance for loan losses	$768,577	$720,782

Commercial Loans: At June 30, 2012, total commercial loans amounted to $423,377, compared with $404,574 at December 31, 2011, representing an increase of $18,803, or 4.6%. Commercial loan growth has generally been challenged by a still-troubled economy, continuing economic uncertainty, diminished demand, and strong competition for quality loans. Bank management attributes the continued growth in commercial loans to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a local economy that has fared better than the nation as a whole.

At June 30, 2012, commercial loans represented 54.5% of the Bank’s total loan portfolio, compared with 55.5% at December 31, 2011.

Consumer Loans: At June 30, 2012, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $340,013, compared with $314,167 at December 31, 2011, representing an increase of $25,846, or 8.2%. The increase in consumer loans was principally attributed to the purchase of a New England based portfolio of residential mortgage loans in the first quarter of 2012.

Residential mortgage loan origination activity continued at a relatively slow pace during the first six months of 2012, largely reflecting current economic conditions, depressed real estate market values, and uncertainties with respect to further real estate declines in the communities served by the Bank. During the first half of 2012, loans originated and closed by the Bank were largely offset by cash flows, principal pay-downs and loan re-financings from the existing residential real estate loan portfolio.

Tax Exempt Loans: At June 30, 2012, tax exempt loans, amounted to $13,035, compared with $9,700 at December 31, 2011, representing an increase of $3,335, or 34.4%.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	June 30, 2012	December 31,
		2011

Commercial real estate mortgages	$ 2,588	$ 2,676
Commercial and industrial loans	636	1,078
Commercial construction and land development	3,753	3,753
Agricultural and other loans to farmers	680	595
Total commercial loans	7,657	8,102

Residential real estate mortgages	2,740	4,266
Home equity loans	252	266
Other consumer loans	80	273
Total consumer loans	3,072	4,805

Total non-accrual loans	10,729	12,907
Accruing loans contractually past due 90 days or more	207	---
Total non-performing loans	$10,936	$12,907

Allowance for loan losses to non-performing loans	76%	64%
Non-performing loans to total loans	1.41%	1.77%
Allowance to total loans	1.08%	1.13%

At June 30, 2012, total non-performing loans amounted to $10,936, compared with $12,907 at December 31, 2011, representing a decline of $1,971, or 15.3%. As more fully discussed below, one commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $2,759, or 25.2% of total non-performing loans.

Non-performing commercial real estate mortgages amounted to $2,588 at June 30, 2012, down from $2,676 at December 31, 2011. At June 30, 2012, non-performing commercial real estate mortgages were represented by eight business relationships, with outstanding balances ranging from $26 to $1,042.

Non-performing commercial and industrial loans amounted to $636 at June 30, 2012, down from $1,078 at December 31, 2011.  At June 30, 2012, non-performing commercial and industrial loans were represented by nine business relationships, with outstanding balances ranging from $25 to $183.

Non-performing commercial construction and land development loans totaled $3,753 at June 30, 2012, unchanged compared with December 31, 2011. At June 30, 2012, non-performing commercial construction and land development loans were represented by three business relationships, with outstanding balances ranging from $233 to $2,759. One commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $2,759, or 73.5% of total non-performing commercial construction and land development loans at June 30, 2012. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no further construction risk. The primary source of repayment is the sale of the housing units. This loan is impaired and was put on non-accrual status in 2010.  During 2011 the Bank charged-off $1,822 of the outstanding balance for this loan based on current appraisals and revised prospects for future cash flows. This loan is classified as collateral dependent and is recorded at fair value in the Company’s financial statements.

Non-performing residential real estate mortgages totaled $2,740 at June 30, 2012, compared with $4,266 at December 31, 2011, representing a decline of $1,526, or 35.8%. At June 30, 2012, non-performing residential real estate loans were represented by thirty-six, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $1 to $259.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at June 30, 2012, Bank management is cognizant of the weakened real estate market, elevated unemployment rates and depressed economic conditions overall. Bank management recognizes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $3,870 and $3,458 at June 30, 2012 and December 31, 2011, or 0.50% and 0.47% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At June 30, 2012, the Bank identified twenty-three commercial relationships totaling $7,975 as potential problem loans, or 1.0% of total loans. At December 31, 2011, the Bank identified nineteen commercial relationships totaling $9,990 as potential problem loans, or 1.4% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

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

As of June 30, 2012, the Bank had five real estate secured loans and two commercial and industrial loans to four relationships totaling $1,026 that were classified as TDRs.  At June 30, 2012, three TDRs totaling $154 were past due and classified as non-performing.

As of December 31, 2011, the Bank had four real estate secured loans to two relationships totaling $913 that were classified as TDRs.  At December 31, 2011, one TDR for $82 was past due and classified as non-performing.

Allowance for Loan Losses: At June 30, 2012, the allowance for loan losses (the “allowance”) stood at $8,354, compared with $8,221 at December 31, 2011, representing an increase of $133, or 1.6%. The relatively small increase in the allowance from December 31, 2011 was largely attributed to loan growth during the six months ended June 30, 2012, as the Bank’s non-performing and potential problem loans posted declines of 15.3% and 20.1%, respectively.

At June 30, 2012, the allowance expressed as a percentage of total loans stood at 1.08%, down from 1.13% at December 31, 2011. The forgoing ratio decline was principally attributed to loan growth in the first half of 2012. At June 30, 2012, total non-performing loans to total loans stood at 1.41%, down from 1.77% at December 31, 2011. At June 30, 2012, the allowance expressed as a percentage of non-performing loans stood at 76%, up from 64% at December 31, 2011.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $4,655 as of June 30, 2012, compared with $4,827 as of December 31, 2011.  The related allowances for loan losses on these loans amounted to $202 as of June 30, 2012, compared with $200 as of December 31, 2011.

Management recognizes that early and accurate recognition of risk is the best means to reduce credit losses.  The Bank employs a comprehensive risk management structure to identify and manage the risk of loss.  For consumer loans, the Bank identifies loan delinquency beginning at 10-day delinquency and provides appropriate follow-up by written correspondence or personal contact. Non-residential mortgage consumer loan losses are recognized no later than the point at which a loan is 120 days past due. Residential mortgage losses are recognized during the foreclosure process, or sooner, when that loss is quantifiable and reasonably assured.  For commercial loans, the Bank applies a risk grading system, which stratifies the portfolio and allows management to focus appropriate efforts on the highest risk components of the portfolio.  The risk grades include ratings that correlate substantially with regulatory definitions of “Pass,” “Other Assets Especially Mentioned,” “Substandard,” “Doubtful,” and “Loss.”

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the six-month periods ended June 30, 2012 and 2011.

ALLOWANCE FOR LOAN LOSSES

SIX MONTHS ENDED

JUNE 30, 2012 AND 2011

	2012	2011

Balance at beginning of period	$8,221	$8,500
Charge offs:
Commercial real estate mortgages	150	99
Commercial and industrial	40	6
Commercial construction and land development	---	---
Agricultural and other loans to farmers	142	---
Residential real estate mortgages	214	77
Other consumer loans	220	28
Home equity loans	92	---
Tax exempt loans	---	---
Total charge-offs	858	210

Recoveries:
Commercial real estate mortgages	$ 8	$ 1
Commercial and industrial loans	8	79
Commercial construction and land development	---	---
Agricultural and other loans to farmers	80	45
Residential real estate mortgages	---	---
Other consumer loans	20	20
Home equity loans	---	---
Tax exempt loans	---	---
Total recoveries	116	145

Net charge-offs	742	65
Provision charged to operations	875	1,100

Balance at end of period	$8,354	$9,535

For the six months ended June 30, 2012, total net loan charge-offs amounted to $742, or annualized net charge-offs to average loans outstanding of 0.20%, compared with net loan charge-offs of $65 or annualized net charge-offs to average loans outstanding of 0.02% for the same period in 2011.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the six months ended June 30, 2012.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at June 30, 2012, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

Further information regarding loans and the allowance for loan losses, is incorporated by reference to above Notes 5, Loans and Allowance for Loan Losses, of the interim unaudited consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

At June 30, 2012, the Bank’s OREO amounted to $2,867, compared with $2,699 as of December 31, 2011.  Seven residential and six commercial properties comprised the June 30, 2012 balance of OREO.

Deposits

During the six months ended June 30, 2012, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of twelve banking offices throughout downeast and midcoast Maine.

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

At June 30, 2012, total deposits stood at $737,096, compared with $722,890 at December 31, 2011, representing an increase of $14,206, or 2.0%. Demand deposits, NOW accounts and savings and money market accounts experienced a combined seasonal decline of $6,131, or 1.7%. This decline was offset by a $20,337, or 5.7%, increase in time deposits. The increase in time deposits was principally attributed to brokered deposits obtained from the national market, which were utilized to replace seasonal deposit outflows and help fund earning asset growth.

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

At June 30, 2012, total borrowings amounted to $374,680, compared with $320,283 at December 31, 2011, representing an increase of $54,397, or 17.0%. The increase in total borrowings was principally utilized to support earning asset growth as well as replacing seasonal deposit declines.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at June 30, 2012, the Company maintained its strong capital position and continued to be a "“well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of June 30, 2012, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At June 30, 2012, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 16.01%, 14.31% and 9.15%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at June 30, 2012 and December 31, 2011, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
As of June 30, 2012	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio

Total Capital
(To Risk-Weighted Assets)
Consolidated	$126,261	16.01%	$63,076	8.0%	N/A
Bank	$126,543	16.07%	$63,015	8.0%	$78,769	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$112,801	14.31%	$31,538	4.0%	N/A
Bank	$113,083	14.36%	$31,507	4.0%	$47,261	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$112,801	9.15%	$49,322	4.0%	N/A
Bank	$113,083	9.18%	$49,289	4.0%	$61,611	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
As of December 31, 2011	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio

Total Capital
(To Risk-Weighted Assets)
Consolidated	$121,265	16.06%	$60,418	8.0%	N/A
Bank	$122,151	16.19%	$60,370	8.0%	$75,462	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$107,933	14.29%	$30,209	4.0%	N/A
Bank	$108,819	14.42%	$30,185	4.0%	$45,277	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$107,933	9.32%	$46,300	4.0%	N/A
Bank	$108,819	9.41%	$46,263	4.0%	$57,829	5.0%

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

The Company paid a regular cash dividend of $0.29 per share of common stock in the second quarter of 2012, representing an increase of $0.02 or 7.4% compared with the dividend paid for the same quarter in 2011. The Company’s Board of Directors recently declared a third quarter 2012 regular cash dividend of $0.295 per share of common stock, representing an increase of $0.02, or 7.3% compared with the third quarter of 2011.

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

As of June 30, 2012, the Company had repurchased 98,869 shares of stock under this plan, at a total cost of $2,731 and an average price of $27.62 per share. During the six months ended June 30, 2012, no shares were repurchased under the plan.  The Company records repurchased shares as treasury stock.

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

At June 30, 2012, commitments under existing standby letters of credit totaled $433, compared with $350 at December 31, 2011. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table details the notional or contractual amount for financial instruments with off-balance sheet risk as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Commitments to originate loans	$ 37,272	$ 23,220
Unused lines of credit	91,019	88,208
Un-advanced portions of construction loans	4,587	4,986
Total	$ 132,878	$ 116,414

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets over the 30 day horizon.  At June 30, 2012, liquidity, as measured by the basic surplus/deficit model, was 4.4% over the 30-day horizon and 4.5% over the 90-day horizon, largely reflecting the impact of seasonal deposit outflows.

At June 30, 2012, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $95 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At June 30, 2012 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $166,945, or 13.4% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2012, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% to 0.25% and the two-year U.S. Treasury note of 0.28% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

JUNE 30, 2012

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$(415)	$ (515)
Net interest income (%)	-1.12%	-1.38%
Year 2
Net interest income ($)	$ (1,204)	$713
Net interest income (%)	-3.24%	1.92%

As more fully discussed below, the June 30, 2012 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one and two-year horizons.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will remain relatively stable over the one-year horizon and then begin to slowly trend upward over the two-year horizon and beyond. The upward trend over the two-year horizon and beyond principally results from funding costs rolling over at lower prevailing rates, outpacing moderate declines in earning asset yields.

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

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will decline slightly over the one-year horizon and then trend steadily upward over the two-year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price proportionately with earning asset yields. As funding costs begin to stabilize late in the first year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and increases in net interest income over the two year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year horizon should short-term and long-term interest rates rise in parallel. Over the two-year horizon and beyond, management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

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

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: August 9, 2012	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: August 9, 2012	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

11.1	Statement re computation of per share earnings (data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q).

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 (filed herewith)

101*

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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