Form 10-Q
period 2012-09-30
BAR HARBOR BANKSHARES
filed 2012-11-09
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 1, 2012
$2.00 Par Value	3,921,427

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at September 30, 2012, and December 31, 2011	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011	4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011	5

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2012 and 2011	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	7

	Notes to Consolidated Interim Financial Statements	8-35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35-63

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63-65

Item 4.	Controls and Procedures	66

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 6.	Exhibits	66

Signatures		66

Exhibit Index		67

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(Dollars in thousands, except share and per share data)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$ 10,045	$ 8,720
Securities available for sale, at fair value	421,826	381,880
Federal Home Loan Bank stock	18,189	16,068
Loans	808,412	729,003
Allowance for loan losses	(8,053)	(8,221)
Loans, net of allowance for loan losses	800,359	720,782
Premises and equipment, net	19,345	16,090
Goodwill	5,231	3,158
Bank owned life insurance	7,567	7,377
Other assets	12,868	13,391
TOTAL ASSETS	$1,295,430	$1,167,466

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 80,372	$ 62,648
NOW accounts	115,113	99,120
Savings and money market deposits	220,843	206,704
Time deposits	397,299	354,418
Total deposits	813,627	722,890
Short-term borrowings	193,342	175,813
Long-term advances from Federal Home Loan Bank	145,491	139,470
Junior subordinated debentures	5,000	5,000
Other liabilities	8,735	6,043
TOTAL LIABILITIES	$1,166,195	$1,049,216

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares;
issued 4,525,635 shares at September 30, 2012, and December 31, 2011	9,051	9,051
Surplus	26,651	26,512
Retained earnings	92,277	86,198
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($174) and ($9), at September 30, 2012 and December 31, 2011, respectively	(338)	(17)
Net unrealized appreciation on securities available for sale, net of tax of $5,547 and $3,845, at September 30, 2012 and December 31, 2011, respectively	10,768	7,464
Portion of OTTI attributable to non-credit gains(losses), net of tax of $78 and ($218), at September 30, 2012, and December 31, 2011, respectively	152	(423)
Total accumulated other comprehensive income	10,582	7,024
Less: cost of 606,741 and 646,742 shares of treasury stock at September 30, 2012 and December 31, 2011, respectively	(9,326)	(10,535)

TOTAL SHAREHOLDERS' EQUITY	129,235	118,250

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,295,430	$1,167,466

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income:
Interest and fees on loans	$ 9,422	$ 8,783	$27,155	$26,087
Interest on securities	3,432	3,926	10,663	12,192
Dividend on FHLB stock	22	11	63	35
Total interest and dividend income	12,876	12,720	37,881	38,314

Interest expense:
Deposits	1,941	2,202	5,795	6,606
Short-term borrowings	105	55	319	199
Long-term debt	1,416	1,759	4,383	5,847
Total interest expense	3,462	4,016	10,497	12,652

Net interest income	9,414	8,704	27,384	25,662
Provision for loan losses	427	750	1,302	1,850
Net interest income after provision for loan losses	8,987	7,954	26,082	23,812

Non-interest income:
Trust and other financial services	850	746	2,468	2,261
Service charges on deposit accounts	351	372	887	997
Credit and debit card service charges and fees	419	361	1,075	940
Net securities gains	597	993	1,834	2,313
Total other-than-temporary impairment ("OTTI") losses	(173)	(743)	(1,007)	(1,897)
Non-credit portion of OTTI losses (before taxes) (1)	72	171	226	171
Net OTTI losses recognized in earnings	(101)	(572)	(781)	(1,726)
Other operating income	182	164	489	496
Total non-interest income	2,298	2,064	5,972	5,281

Non-interest expense:
Salaries and employee benefits	3,670	3,267	10,161	9,334
Occupancy expense	408	350	1,183	1,153
Furniture and equipment expense	387	416	1,294	1,261
Credit and debit card expenses	99	87	274	232
FDIC insurance assessments	237	242	609	870
Other operating expense	1,758	1,322	5,003	4,131
Total non-interest expense	6,559	5,684	18,524	16,981

Income before income taxes	4,726	4,334	13,530	12,112
Income taxes	1,358	1,324	3,894	3,460

Net income	$ 3,368	$ 3,010	$ 9,636	$ 8,652

Per Common Share Data:
Basic earnings per share	$ 0.86	$ 0.78	$ 2.47	$ 2.25
Diluted earnings per share	$ 0.86	$ 0.77	$ 2.46	$ 2.23

(1)

Included in other comprehensive loss, net of tax

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,
	2012	2011

Net income	$ 3,368	$ 3,010
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $1,359 and $2,096, respectively	2,635	4,068
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($203) and ($338), respectively	(394)	(657)
Add other-than-temporary impairment adjustment, net of tax of $58 and $252, respectively	115	490
Less non-credit portion of other-than-temporary impairment losses, net of tax of ($25), and ($58), respectively	(47)	(113)
Net amortization of prior service cost and actuarial( gain)/loss for supplemental executive retirement plan, net of related tax of ($52) and $1, respectively	(100)	1
Actuarial gain on supplemental executive retirement plan, net of related tax of $114 and $0, respectively	(222)	---
Total other comprehensive income	1,987	3,789
Total comprehensive income	$ 5,355	$ 6,799

	Nine Months Ended September 30,
	2012	2011

Net income	$ 9,636	$ 8,652
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $2,357 and $3,648, respectively	4,573	7,082
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($624) and ($787), respectively	(1,210)	(1,528)
Add other-than-temporary impairment adjustment, net of tax of $342 and $645, respectively	665	1,252
Less non-credit portion of other-than-temporary impairment losses, net of tax of ($77), and ($58), respectively	(149)	(113)
Net amortization of prior service cost and actuarial (gain)/loss supplemental executive retirement plan, net of related tax of ($51) and $1, respectively	(99)	2
Actuarial gain on supplemental executive retirement plan, net of related tax of $114 and $0, respectively	(222)	---
Total other comprehensive income	3,558	6,695
Total comprehensive income	$13,194	$15,347

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands, except share and per share data)

(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2010	$9,051	$26,165	$80,379	$ 284	$(12,271)	$103,608
Net income	---	---	8,652	---	---	8,652
Total other comprehensive income	---	---	---	6,695	---	6,695
Dividend declared:
Common stock ($0.815 per share)	---	---	(3,142)	---		(3,142)
Purchase of treasury stock (10,794 shares)	---	---	---	---	(304)	(304)
Stock options exercised (77,033 shares), including related tax effects	---	246	(989)	---	2,330	1,587
Recognition of stock based compensation expense	---	77		---	---	77
Balance September 30, 2011	$9,051	$26,488	$84,900	$ 6,979	$(10,245)	$117,173

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2011	$9,051	$26,512	$86,198	$ 7,024	$(10,535)	$118,250
Net income	---	---	9,636	---	---	9,636
Total other comprehensive income	---	---	---	3,558	---	3,558
Dividend declared:
Common stock ($0.870 per share)	---	---	(3,388)	---		(3,388)
Stock options exercised (40,001 shares), including related tax effects	---	28	(197)	---	1,168	999
Recognition of stock based compensation expense	---	160	20	---	---	180
Restricted stock grants	---	(49)	8	---	41	---
Balance September 30, 2012	$9,051	$26,651	$92,277	$10,582	$(9,326)	$129,235

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$ 9,636	$ 8,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	905	891
Provision for loan losses	1,302	1,850
Net securities gains	(1,834)	(2,313)
Other-than-temporary impairment	781	1,726
Net amortization of bond premiums and discounts	2,869	1,039
Recognition of stock based expense	180	77
Net change in other assets	(390)	785
Net change in other liabilities	2,215	(183)
Net cash provided by operating activities	15,664	12,524

Cash flows from investing activities:
Net cash received in acquisition	1,197	---
Purchases of securities available for sale	(134,170)	(113,677)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	67,157	52,377
Proceeds from sales of securities available for sale	34,664	40,457
Purchase of FHLB stock	(1,351)	---
Net loans made to customers	(48,197)	(16,705)
Proceeds from sale of other real estate owned	356	116
Capital expenditures	(3,597)	(2,216)
Net cash used in investing activities	(83,941)	(39,648)

Cash flows from financing activities:
Net increase in deposits	52,217	53,766
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	3,988	(750)
Proceeds from Federal Home Loan Bank advances	53,999	26,000
Repayments of Federal Home Loan Bank advances	(38,213)	(54,302)
Purchases of Treasury Stock	---	(304)
Proceeds from stock option exercises, including excess tax benefits	999	1,587
Payments of dividends	(3,388)	(3,142)
Net cash provided by financing activities	69,602	22,855

Net decrease in cash and cash equivalents	1,325	(4,269)
Cash and cash equivalents at beginning of period	8,720	12,815
Cash and cash equivalents at end of period	$ 10,045	$ 8,546

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 10,574	$12,923
Income taxes	2,988	3,077

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 912	$ 960
Acquisitions:
Fair value of noncash assets acquired	$41,576	$ ---
Fair value of liabilities assumed	($42,773)	$ ---

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Dollars in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three and nine months ended September 30, 2012, is not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other interim periods.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of September 30, 2012 and December 31, 2011, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

Note 3: Business Combinations

On August 10, 2012 , Bar Harbor Bank & Trust (the “Bank”), a wholly-owned first tier operating subsidiary of Bar Harbor Bankshares, completed its acquisition of the operations of the Border Trust Company (“Border Trust”), a state chartered bank headquartered in Augusta, Maine, by acquiring certain assets and assuming certain liabilities, including all deposits for a net purchase price of $133. This transaction represented a strategic extension of the Company’s franchise with three branch locations located in Kennebec and Sagadahoc counties.

The Company has determined that the acquisition of the net assets of Border Trust constituted a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are subject to change for up to one year after the closing date of the transaction as additional information relative to closing date fair values becomes available. In addition, the tax treatment is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

The results of Border Trust’s operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with this transaction, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table, as of August 10, 2012.

Fair value of total consideration paid:
Cash consideration paid at closing to Border Trust	$ 133

Fair value of identifiable assets acquired:
Cash and cash equivalents	$1,330
Securities	3,537
Federal Home Loan Bank Common stock	770
Loans	33,606
Premises and equipment	563
Core deposit intangible	783
Other assets	244
Total identifiable assets acquired	40,833

Fair value of liabilities assumed:
Deposits	38,520
Borrowings	3,776
Other liabilities	477
Total liabilities assumed	42,773

Fair value of net identifiable assets acquired	1,940

Goodwill resulting from transaction	$2,073

Initial goodwill of $2,073 was recorded after adjusting for the fair value of net identifiable assets acquired.  The estimated goodwill from the acquisition represents the inherent long-term value anticipated from the synergies and business opportunities expected to be achieved as a result of the transaction. The estimated core deposit intangible asset is being amortized over its estimated life, currently expected to be eight and one-half years.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$ 3,368	$ 3,010	$ 9,636	$ 8,652

Weighted average common shares outstanding
Basic	3,912,237	3,876,647	3,894,653	3,853,030
Effect of dilutive employee stock options	20,965	12,610	19,787	21,660
Diluted	3,933,202	3,889,257	3,914,440	3,874,690

Anti-dilutive options excluded from earnings per share calculation	25,500	129,030	30,500	127,030

Per Common Share Data:
Basic earnings per share	$ 0.86	$ 0.78	$ 2.47	$ 2.25
Diluted earnings per share	$ 0.86	$ 0.77	$ 2.46	$ 2.23

Note 5: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of September 30, 2012 and December 31, 2011:

September 30, 2012 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 7	$ ---	$ 1,007
US Treasury securities	101	1	---	102
Mortgage-backed securities:
US Government-sponsored enterprises	231,938	10,237	200	241,975
US Government agency	86,026	3,077	150	88,953
Private label	8,910	487	557	8,840
Obligations of states and political subdivisions thereof	77,306	4,075	432	80,949
Total	$405,281	$17,884	$1,339	$421,826

December 31, 2011 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 23	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	225,962	9,414	127	235,249
US Government agency	72,585	2,932	23	75,494
Private label	13,504	201	1,492	12,213
Obligations of states and political subdivisions thereof	58,160	2,199	2,458	57,901
Total	$371,211	$14,769	$4,100	$381,880

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of September 30, 2012. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ 1,073	$ 1,081
Due after one year through five years	1,706	1,667
Due after five years through ten years	25,052	26,209
Due after ten years	377,450	392,869
	$405,281	$421,826

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”).

For the three and nine months ended September 30, 2012, the Company recorded total OTTI losses of $173 and $1,007, respectively, in the statement of income (before taxes), related to thirteen, available for sale, private-label mortgage-backed securities (“MBS”), all but one of which the Company had previously determined were other-than-temporarily impaired. Of the $1,007 in total year-to-date OTTI losses, $781 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $226 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $781 in estimated credit losses were recorded in earnings (before taxes), with the $226 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income. The additional credit losses principally reflected an increase in the future loss severity and constant default rate estimates resulting from depressed and still declining real estate markets, extended foreclosure and collateral liquidation timelines, and depressed economic conditions that affected the expected performance of the mortgage loans underlying these securities.

The OTTI losses recognized in earnings during the three and nine months ended September 30, 2012 represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of mortgage loans underlying each security. In estimating those cash flows the Company takes a variety of factors into consideration including, but not limited to, loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, original and current loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent and historical conditional prepayment rates and future conditional prepayment rate assumptions, and other estimates of future collateral performance.

Despite some rising levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of September 30, 2012 it will recover the amortized cost basis of its private label mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three and nine months ending September 30, 2012, and 2011.

	2012	2011

Estimated credit losses as of June 30,	$4,958	$4,527
Additions for credit losses for securities on which OTTI has been previously recognized	101	503
Additions for credit losses for securities on which OTTI has not been previously recognized	---	69
Reductions for securities paid off during the period	---	---
Estimated credit losses as of September 30,	$5,059	$5,099

Estimated credit losses as of prior year-end,	$4,697	$3,373
Additions for credit losses for securities on which OTTI has been previously recognized	675	1,313
Additions for credit losses for securities on which OTTI has not been previously recognized	106	413
Reductions for securities paid off during the period	419	---
Estimated credit losses as of September 30,	$5,059	$5,099

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

As of September 30, 2012, the Company held fifteen private-label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $4,046 for which OTTI losses have previously been recognized in pre-tax earnings (dating back to the fourth quarter of 2008). For eleven of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $296, net of tax, as included in accumulated OCI as of September 30, 2012.  For the remaining four securities, the total OTTI losses included in accumulated OCI amounted to $144, net of tax, as of September 30, 2012. As of September 30, 2012, the total net unrealized gains included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $152, net of tax, compared with net unrealized losses of $423, net of tax, at December 31, 2011.

As of September 30, 2012, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at September 30, 2012. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2012 and December 31, 2011. All securities referenced are debt securities. At September 30, 2012, and December 31, 2011, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
September 30, 2012	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$17,306	16	$200	$ ---	--	$ ---	$17,306	16	$ 200
US Government agency	8,409	10	150	6	1	---	8,415	11	150
Private label	1,122	3	35	3,717	18	522	4,839	21	557
Obligations of states and political subdivisions thereof	6,240	10	85	5,963	23	347	12,203	33	432
Total	$33,077	39	$470	$ 9,686	42	$ 869	$42,763	81	$1,339

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
December 31, 2011	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$15,870	13	$127	$ 20	1	$ ---	$15,890	14	$ 127
US Government agency	9,934	10	22	59	3	1	9,993	13	23
Private label	1,613	8	219	6,807	26	1,273	8,420	34	1,492
Obligations of states and political subdivisions thereof	703	4	25	14,770	61	2,433	15,473	65	2,458
Total	$28,120	35	$393	$21,656	91	$3,707	$ 49,776	126	$4,100

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of September 30, 2012, the total unrealized losses on these securities amounted to $200, compared with $127 at December 31, 2011.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at September 30, 2012 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

•

Mortgage-backed securities issued by U.S. Government agencies: As of September 30, 2012, the total unrealized losses on these securities amounted to $150, compared with $23 at December 31, 2011.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at September 30, 2012 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

•

Private label mortgage-backed securities: As of September 30, 2012, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $557, compared with $1,492 at December 31, 2011. The Company attributes the unrealized losses at September 30, 2012 to the current illiquid market for non-agency mortgage-backed securities, a seriously depressed and un-stabilized housing market, significantly elevated levels of home foreclosures, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label mortgage-backed securities owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at September 30, 2012.

•

Obligations of states of the U.S. and political subdivisions thereof: As of September 30, 2012, the total unrealized losses on the Bank’s municipal securities amounted to $432, compared with $2,458 at December 31, 2011. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2012, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at September 30, 2012, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at September 30, 2012 all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at September 30, 2012 to changes in credit ratings on certain securities and resulting changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased. The Company also attributes the unrealized losses to ongoing media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2012.

At September 30, 2012, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three and nine months ended September 30, 2012 and 2011.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses

					Net
Three months ended September 30,
2012	$10,431	$ 614	$17	$ 101	$ 496
2011	$17,984	$ 993	$---	$ 572	$ 421

Nine months ended September 30,
2012	$34,664	$1,857	$23	$ 781	$1,053
2011	$40,457	$2,313	$---	$1,726	$ 587

Note 6: Loans and Allowance for Loan Losses

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

When a loan is classified as non-accrual or impaired, any payments received are typically applied to reduce the principal balance of the loan.  In situations where the Company reasonably believes there is no longer doubt regarding the ultimate collectability of principal on a non-accrual or impaired loan, subsequent interest payments received are recorded as interest income on the cash basis in accordance with the contractual terms. For the three and nine months ended September 30, 2012, the Company recognized interest income of $54 and $105 on impaired loans using a cash-basis method of accounting, respectively, compared with none during the same periods in 2011.

Loan origination and commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loans’ yield, using the level yield method over the estimated lives of the related loans.

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of September 30, 2012 and December 31, 2011:

LOAN PORTFOLIO SUMMARY

	September 30, 2012	December 31, 2011

Commercial real estate mortgages	$298,784	$285,484
Commercial and industrial	78,623	62,450
Commercial construction and land development	25,106	30,060
Agricultural and other loans to farmers	26,206	26,580
Total commercial loans	428,719	404,574

Residential real estate mortgages	292,122	239,799
Home equity loans	53,044	51,462
Other consumer loans	19,678	22,906
Total consumer loans	364,844	314,167

Tax exempt loans	15,442	9,700

Net deferred loan costs and fees	(593)	562
Total loans	808,412	729,003
Allowance for loan losses	(8,053)	(8,221)
Total loans net of allowance for loan losses	$800,359	$720,782

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at September 30, 2012 approximately 32.5% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

Commercial and Industrial Loans: Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitability, and prudently expand its business. Commercial and industrial loans are primarily made in the Bank’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Bank takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower’s or principal’s. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial and industrial loans is principally due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and, if not successful, these loans are primarily secured by tangible, non-real estate collateral. As a result of these additional complexities, variables and risks, commercial and industrial loans generally require more thorough underwriting and servicing than other types of loans.

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

Non-performing Loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at September 30, 2012 and December 31, 2011.

TOTAL NON-PERFORMING LOANS

	September 30, 2012	December 31, 2011

Commercial real estate mortgages	$ 2,929	$ 2,676
Commercial and industrial loans	589	1,078
Commercial construction and land development	2,599	3,753
Agricultural and other loans to farmers	596	595
Total commercial loans	6,713	8,102

Residential real estate mortgages	2,713	4,266
Home equity loans	306	266
Other consumer loans	61	273
Total consumer loans	3,080	4,805

Total non-accrual loans	9,793	12,907
Accruing loans contractually past due 90 days or more	954	---
Total non-performing loans	$10,747	$12,907

Allowance for loan losses to non-performing loans	75%	64%
Non-performing loans to total loans	1.33%	1.77%
Allowance to total loans	1.00%	1.13%

Troubled Debt Restructures: A Troubled Debt Restructure (“TDR”) results from a modification to a loan to a borrower who is experiencing financial difficulty in which the Bank grants a concession to the debtor that it would not otherwise consider but for the debtor’s financial difficulties.  Financial difficulty arises when a debtor is bankrupt or contractually past due, or is likely to become so, based upon its ability to pay.  A concession represents an accommodation not generally available to other customers, which may include a below-market interest rate, deferment of principal payments, extension of maturity dates, etc.  Such accommodations extended to customers who are not experiencing financial difficulty do not result in TDR classification.

Summary information pertaining to the TDRs that occurred during the three and nine months ended September 30, 2012 follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and industrial loans	0	$ ---	$ ---	2	$ 67	$ 67
Total commercial loans	0	$ ---	$ ---	2	$ 67	$ 67

Residential real estate mortgages	0	$ ---	$ ---	1	$ 56	$ 56
Total consumer loans	0	$ ---	$ ---	1	$ 56	$ 56

Total	0	$ ---	$ ---	3	$123	$123

As of September 30, 2012, the Bank had four real estate secured loans and two commercial and industrial loans to three relationships totaling $928 that were classified as TDRs.  At September 30, 2012, three TDRs totaling $123 were past due and classified as non-accrual.

As of December 31, 2011, the Bank had four real estate secured loans to two relationships totaling $913 that were classified as TDRs.  At December 31, 2011, one TDR for $82 was past due and classified as non-accrual.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at September 30, 2012 and December 31, 2011. Amounts shown exclude deferred loan origination fees and costs.

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 667	$ ---	$ 1,515	$ 2,182	$296,602	$298,784	$196
Commercial and industrial	512	27	692	1,231	77,392	78,623	154
Commercial construction and land development	---	---	2,599	2,599	22,507	25,106	---
Agricultural and other loans to farmers	67	109	401	577	25,629	26,206	---
Residential real estate mortgages	949	754	2,092	3,795	288,327	292,122	572
Home equity	440	8	257	705	52,339	53,044	29
Other consumer loans	51	94	43	188	19,490	19,678	3
Tax exempt	---	---	---	---	15,442	15,442	---
Total	$2,686	$ 992	$ 7,599	$11,277	$797,728	$809,005	$954

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 264	$ 284	$ 2,504	$ 3,052	$282,432	$285,484	$ ---
Commercial and industrial	294	201	996	1,491	60,959	62,450	---
Commercial construction and land development	91	142	2,993	3,226	26,834	30,060	---
Agricultural and other loans to farmers	162	---	526	688	25,892	26,580	---
Residential real estate mortgages	1,690	644	2,553	4,887	234,912	239,799	---
Home equity	40	---	266	306	51,156	51,462	---
Other consumer loans	87	22	257	366	22,540	22,906	---
Tax exempt	---	---	---	---	9,700	9,700	---
Total	$2,628	$1,293	$10,095	$14,016	$714,425	$728,441	$ ---

Impaired Loans: Impaired loans are all commercial loans for which the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, as well as all loans modified into a TDR, if any. Allowances for losses on impaired loans are determined by the lower of the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or in the case of collateral dependant loans, the lower of the fair value of the collateral, less costs to dispose, and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less cost to sell.

Details of impaired loans as of September 30, 2012 and December 31, 2011 follows:

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
						Related Allowance
With no related allowance:
Commercial real estate mortgages	$3,709	$3,829	$ ---	$3,301	$ 3,431	$ ---
Commercial and industrial	514	579	---	973	1,043	---
Commercial construction and development	2,225	4,150	---	2,992	4,893	---
Agricultural and other loans to farmers	596	671	---	595	595	---
Residential real estate loans	57	79	---	82	82	---
Subtotal	$7,101	$9,308	$ ---	$7,943	$10,044	$ ---

With an allowance:
Commercial real estate mortgages	$ ---	$ ---	$ ---	$ 176	$ 176	$100
Commercial and industrial	100	100	100	135	135	135
Commercial construction and development	374	374	30	761	761	100
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	---	---	---	---	---	---
Subtotal	$ 474	$ 474	$130	$1,072	$ 1,072	$335

Total	$7,575	$9,782	$130	$9,015	$11,116	$335

Details of impaired loans for the three and nine months ended September 30, 2012 and 2011 follows:

	September 30, 2012				September 30, 2011
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$3,814	$47	$3,589	$ 96	$ 1,740	$ ---	$ 1,199	$ ---
Commercial and industrial	603	6	702	6	972	---	638	---
Commercial construction and development	2,424	---	2,813	---	334	---	264	---
Agricultural and other loans to farmers	603	---	605	---	176	---	210	---
Residential real estate mortgages	135	1	138	3	---	---	---	---
Subtotal	$7,579	$54	$7,847	$105	$ 3,222	$ ---	$ 2,311	$ ---

With an allowance:
Commercial real estate mortgages	$ ---	$---	$ ---	$---	$ 1,304	$ ---	$ 2,075	$ ---
Commercial and industrial	100	---	100	---	341	---	453	---
Commercial construction and development	593	---	704	---	4,608	---	4,735	---
Agricultural and other loans to farmers	---	---	---	---	---	---	---	---
Residential real estate mortgages	---	---	---	---	---	---	---	---
Subtotal	$ 693	$---	$ 804	$---	$ 6,253	$ ---	$ 7,263	$ ---

Total	$8,272	$54	$8,651	$105	$ 9,475	$ ---	$ 9,574	$ ---

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

The following tables summarize the commercial loan portfolio as of September 30, 2012 and December 31, 2011 by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

September 30, 2012	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$268,904	$65,401	$20,118	$25,128	$379,551
Other Assets Especially Mentioned	20,497	10,123	2,389	330	33,339
Substandard	9,383	3,099	2,599	748	15,829
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$298,784	$78,623	$25,106	$26,206	$428,719

December 31, 2011	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$255,945	$50,866	$23,615	$25,295	$355,721
Other Assets Especially Mentioned	19,787	7,183	2,692	469	30,131
Substandard	9,752	4,401	3,520	816	18,489
Doubtful	---	---	233	---	233
Loss	---	---	---	---	---
Total	$285,484	$62,450	$30,060	$26,580	$404,574

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011 and the twelve months ended December 31, 2011. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,044	$ 1,236	$ 533	$ 323	$1,466	$ 293	$ 344	$ 115	$ 8,354
Charged Off	(102)	(2)	(300)	(6)	(300)	(43)	---	---	(753)
Recoveries	1	1	---	1	14	8	---	---	25
Provision	100	118	187	(5)	119	4	(36)	(60)	427
Ending Balance	$ 4,043	$ 1,353	$ 420	$ 313	$ 1,299	$ 262	$ 308	$ 55	$ 8,053

Nine Months Ended September 30, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221
Charged Off	(252)	(42)	(300)	(148)	(514)	(263)	(92)	---	(1,611)
Recoveries	9	9	---	81	14	28	----	---	141
Provision	386	65	126	48	363	211	134	(31)	1,302
Ending Balance	$ 4,043	$ 1,353	$ 420	$ 313	$ 1,299	$ 262	$ 308	$ 55	$ 8,053

of which:

Amount for loans individually
evaluated for impairment	$ 102	$ 100	$ 100	$ ---	$ ---	$ ---	$ ---	$ ---	$ 302

Amount for Loans collectively
evaluated for impairment	$ 3,941	$ 1,253	$ 320	$ 313	$ 1,299	$ 262	$ 308	$ 55	$ 7,751

Loans individually evaluated for
Impairment	$ 2,929	$ 589	$ 2,599	$ 596	$ ---	$ ---	$ ---	$ ---	$ 6,713

Loans collectively evaluated
for impairment	$ 295,855	$78,034	$ 22,507	$25,610	$292,122	$19,678	$53,044	$15,442	$802,292

Three Months Ended September 30, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$3,699	$ 1,618	$ 1,655	$347	$ 1,436	$ 304	$ 330	$146	$ 9,535
Charged Off	---	(42)	(1,993)	---	(101)	(2)	(56)	---	(2,194)
Recoveries	6	2	---	---	40	14	---	---	62
Provision	277	(81)	738	(17)	(75)	(42)	(10)	(40)	750
Ending Balance	$3,982	$ 1,497	$ 400	$ 330	$ 1,300	$ 274	$ 264	$ 106	$ 8,153

Nine Months Ended September 30, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500
Charged Off	(99)	(48)	(1,993)	---	(178)	(30)	(56)	---	(2,404)
Recoveries	7	81	---	45	40	34	---	---	207
Provision	(186)	227	1,394	62	116	197	44	(4)	1,850
Ending Balance	$ 3,982	$ 1,497	$ 400	$ 330	$ 1,300	$ 274	$ 264	$ 106	$ 8,153

Twelve Months Ended December 31, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500
Charged Off	(423)	(123)	(1,943)	---	(254)	(90)	(94)	---	(2,927)
Recoveries	8	82	77	45	---	41	---	---	253
Provision	55	125	1,461	64	368	262	84	(24)	2,395
Ending Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221

of which:

Amount for loans individually
evaluated for impairment	$ 100	$ 135	$ 100	$ ---	$ ---	$ ---	$ ---	$ ---	$ 335

Amount for loans collectively
evaluated for impairment	$ 3,800	$ 1,186	$ 494	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 7,886

Loans individually evaluated for
impairment	$ 2,676	$ 1,078	$ 3,753	$ 595	$ ---	$ ---	$ ----	$ ---	$ 8,102

Loans collectively evaluated for
impairment	$282,808	$ 61,372	$26,307	$25,985	$239,799	$22,906	$ 51,462	$ 9,700	$720,339

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At September 30, 2012 and December 31, 2011, loans to the lodging industry amounted to approximately $100,929 and $99,345, respectively.

Note 7: Retirement Benefit Plans

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

The following table summarizes the net periodic benefit costs for the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30,	2012	2011

Service cost	$ 84	$ 12
Interest cost	63	47
Net amortization of prior service cost and actuarial (gain) loss	(101)	1
Actuarial gain on supplemental executive retirement plan, net of related tax	222	---
Net periodic benefit cost	$ 268	$ 60

Nine Months Ended September 30,	2012	2011

Service cost	130	$ 36
Interest cost	98	142
Net amortization of prior service cost and actuarial (gain) loss	(99)	3
Actuarial gain on supplemental executive retirement plan, net of related tax	222	---
Net periodic benefit cost	$ 351	$ 181

The Company is expected to recognize $165 of expense for the foregoing plans for the year ended December 31, 2012. The Company is expected to contribute $206 to the foregoing plans in 2012. As of September 30, 2012, the Company had contributed $153.

Note 8: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Commitments to originate loans	$ 56,106	$23,220
Unused lines of credit	$102,851	$88,208
Un-advanced portions of construction loans	$ 12,108	$ 4,986
Standby letters of credit	$ 442	$ 350

As of September 30, 2012 and December 31, 2011, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 9: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $5,231 and $3,158 at September 30, 2012 and December 30, 2011, respectively. In the third quarter of 2012 the Company recorded $2,073 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At September 30, 2012 the balance of the core deposit intangible asset amounted to $770.  Amortization of the core deposit intangible asset is expected to be $36 and $92 for 2012 and 2013, respectively.

Note 10: Fair Value Measurements

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2012

Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 1,007	$ ---	$ 1,007
US Treasury securities	$ ---	$ 102	$ ---	$ 102
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$241,975	$ ---	$241,975
US Government agencies	$ ---	$ 88,953	$ ---	$ 88,953
Private label	$ ---	$ 8,840	$ ---	$ 8,840
Obligations of states and political subdivisions thereof	$ ---	$ 80,949	$ ---	$ 80,949

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2011

Securities available for sale:
Obligations of US Government-sponsored enterprises	$ ---	$ 1,023	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$235,249	$ ---	$235,249
US Government agencies	$ ---	$ 75,494	$ ---	$ 75,494
Private label	$ ---	$ 12,213	$ ---	$ 12,213
Obligations of states and political subdivisions thereof	$ ---	$ 57,901	$ ---	$ 57,901

The following tables summarize financial assets and financial liabilities measured at fair value during the periods indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

Three Months Ended September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 9/30/12	Loss

Other real estate owned	$ ---	$---	$ 388	$ 388	$ 2
Collateral dependent impaired loans	$ ---	$---	$2,674	$2,644	$ ---

Nine Months Ended September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 9/30/12	Loss

Other real estate owned	$ ---	$---	$1,533	$1,387	$ 170
Collateral dependent impaired loans	$ ---	$---	$2,674	$2,644	$ ---

Year Ended December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/11	Loss

Other real estate owned	$ ---	$ ---	$2,094	$2,094	$ 12
Collateral dependent impaired loans	$ ---	$ ---	$ 937	$ 737	$ ---

The estimated fair value of OREO is based on market appraisals less estimated costs to dispose and the Company’s internal analysis.  Certain inputs used in the appraisals and the Company's internal analysis are not always observable and therefore, the fair value of OREO is categorized as Level 3 within the fair value hierarchy.

The Company measures the value of collateral dependent impaired loans using level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

There were no transfers between levels during the periods presented.

At September 30, 2012 and December 31, 2011 the Company had total collateral dependent impaired loans with a carrying value of $3,500 and $4,827, which had specific reserves included in the allowance of $130 and $200, respectively.

Note 11: Fair Value of Financial Instruments

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at September 30, 2012, and December 31, 2011, follows:

September 30, 2012	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Cash and cash equivalents	$ 10,045	$10,045	$ ---	$ ---	$ 10,045
Federal Home Loan Bank stock	$ 18,189	$ ---	$18,189	$ ---	$ 18,189
Loans, net	$800,359	$ ---	$ ---	$808,914	$808,914
Interest receivable	$ 4,668	$ 4,668	$ ---	$ ---	$ 4,668

Financial liabilities:
Deposits (with no stated maturity)	$416,328	$ ---	$416,328	$ ---	$416,328
Time deposits	$397,299	$ ---	$404,826	$ ---	$404,826
Borrowings	$343,833	$ ---	$351,032	$ ---	$351,032
Interest payable	$ 751	$ 751	$ ---	$ ---	$ 751

December 31, 2011	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Cash and cash equivalents	$ 8,720	$ 8,720	$ ---	$ ---	$ 8,720
Federal Home Loan Bank stock	$ 16,068	$ ---	$16,068	$ ---	$ 16,068
Loans, net	$720,782	$ ---	$ ---	$728,985	$728,985
Interest receivable	$ 4,385	$ 4,385	$ ---	$ ---	$ 4,385

Financial liabilities:
Deposits (with no stated maturity)	$368,472	$ ---	$368,472	$ ---	$368,472
Time deposits	$354,418	$ ---	$362,933	$ ---	$362,933
Borrowings	$320,283	$ ---	$329,801	$ ---	$329,801
Interest payable	$ 828	$ 828	$ ---	$ ---	$ 828

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, and financial condition at September 30, 2012, and December 31, 2011, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the third quarter of 2012 and 2011 was $836 and $743, respectively, of tax-exempt interest income from certain investment securities and loans. For the nine months ended September 30, 2012 and 2011, the amount of tax-exempt income included in interest income was $2,364 and $2,312, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $407 and $359 in the third quarter of 2012 and 2011, respectively, and $1,151 and $1,113 for the nine months ended September 30, 2012 and 2011, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

(v)

Adverse changes in repayment performance and fair value of underlying residential mortgage loan collateral, that differ from the Company’s current estimates, could change the Company’s expectations that it will recover the amortized cost of its private label mortgage backed securities portfolio and/or its conclusion that such securities were not other-than temporarily impaired as of the date of this report;

(vi)

Our allowance for loan losses may be adversely impacted by a variety of factors, including, but not limited to, the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of regulatory authorities toward loan classifications;

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

SUMMARY FINANCIAL RESULTS

For the three months ended September 30, 2012, the Company reported net income of $3,368, compared with $3,010 in the third quarter of 2011, representing an increase of $358, or 11.9%. The Company’s diluted earnings per share amounted to $0.86 for the quarter compared with $0.77 in the third quarter of 2011, representing an increase of $0.09, or 11.7%.

The Company’s annualized return on average shareholders’ equity (“ROE”) amounted to 10.49% for the quarter, compared with 10.45% in the third quarter of 2011. The Company’s third quarter return on average assets (“ROA”) amounted to 1.05%, compared with 1.04% in the third quarter of 2011.

For the nine months ended September 30, 2012, the Company’s net income amounted to $9,636, compared with $8,652 for the same period in 2011, representing an increase of $984, or 11.4%. Diluted earnings per share amounted to $2.46 for the nine months ended September 30, 2012, compared with $2.23 for the same period in 2011, representing an increase of $0.23, or 10.3%.

For the nine months ended September 30, 2012, the Company’s ROE amounted to 10.37%, compared with 10.60% for the same period in 2011. The Company’s ROA amounted to 1.04% for the nine months ended September 30, 2012, compared with 1.01% for the first nine months of 2011.

As previously announced, on August 10, 2012 the Bank acquired substantially all assets and assumed certain liabilities including all deposits of Border Trust Company (“Border Trust”), a subsidiary of Border Bancshares, Inc., headquartered in Augusta, Maine. The Bank acquired $38,520 of deposits and $33,606 in loans, as well as three branch offices (two of which were leased) located in Kennebec and Sagadahoc Counties. The Bank paid a core deposit premium of 3.85%, or $1,115, and purchased the loan portfolio, excluding selected non-performing loans, at a discount of 2.16%, or $749. In connection with this transaction, the Bank recorded estimated goodwill of $2,073 and an estimated core deposit intangible of $783, or 2.7% of core deposits. The Bank also recorded $829 in non-recurring year-to-date expenses, of which $657 were incurred in the third quarter, including employee severance, professional fees, and other conversion related items.

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

Total Net Interest Income: For the three months ended September 30, 2012, net interest income on a tax equivalent basis amounted to $9,821, compared with $9,063 in the third quarter of 2011, representing an increase of $758, or 8.4%. The increase in third quarter 2012 tax-equivalent net interest income compared with the third quarter of 2011 was attributed to average earning asset growth of $114,080 or 10.3%, as the net interest margin declined four basis points.

For the nine months ended September 30, 2012, net interest income on a tax-equivalent basis amounted to $28,535, compared with $26,775 for the same period in 2011, representing an increase of $1,760, or 6.6%. The increase in net interest income was principally attributed to average earning asset growth of $74,581, or 6.7%, as the tax-equivalent net interest margin declined one basis point.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and nine months ended September 30, 2012 and 2011:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

SEPTEMBER 30, 2012 AND 2011

	2012			2011
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 798,095	$ 9,464	4.72%	$ 723,219	$ 8,813	4.83%
Securities (2,3)	406,563	3,797	3.72%	368,579	4,255	4.58%
Federal Home Loan Bank stock	17,825	22	0.49%	16,068	11	0.27%
Fed funds sold, money market funds, and time
deposits with other banks	1	---	0.00%	538	---	0.00%

Total Earning Assets	1,222,484	13,283	4.32%	1,108,404	13,079	4.68%

Non-Interest Earning Assets:
Cash and due from banks	3,375			8,974
Allowance for loan losses	(8,482)			(9,698)
Other assets (2)	64,469			44,719
Total Assets	$1,281,846			$1,152,399

Interest Bearing Liabilities:
Deposits	$ 721,831	$ 1,941	1.07%	$ 687,541	$ 2,202	1.27%
Borrowings	350,953	1,521	1.72%	279,903	1,814	2.57%
Total Interest Bearing Liabilities	1,072,784	3,462	1.28%	967,444	4,016	1.65%
Rate Spread			3.04%			3.03%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	74,798			65,455
Other liabilities	6,476			5,202
Total Liabilities	1,154,058			1,038,101
Shareholders' equity	127,788			114,298
Total Liabilities and Shareholders' Equity	$ 1,281,846			$1,152,399
Net interest income and net interest margin (3)		9,821	3.20%		9,063	3.24%
Less: Tax Equivalent adjustment		(407)			(359)
Net Interest Income		$ 9,414	3.06%		$ 8,704	3.12%

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

NINE MONTHS ENDED

SEPTEMBER 30, 2012 AND 2011

	2012			2011
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 770,998	$27,267	4.72%	$ 718,633	$26,188	4.87%
Securities (2,3)	394,669	11,702	3.96%	373,335	13,204	4.73%
Federal Home Loan Bank stock	17,089	63	0.49%	16,068	35	0.29%
Fed funds sold, money market funds, and time
deposits with other banks	43	---	0.00%	182	---	0.00%

Total Earning Assets	1,182,799	39,032	4.41%	1,108,218	39,427	4.76%

Non-Interest Earning Assets:
Cash and due from banks	3,169			7,540
Allowance for loan losses	(8,428)			(9,313)
Other assets (2)	59,223			41,474
Total Assets	$1,236,763			$1,147,919

Interest Bearing Liabilities:
Deposits	$ 687,991	$ 5,795	1.13%	$ 674,400	$ 6,606	1.31%
Borrowings	354,392	4,702	1.77%	300,036	6,046	2.69%
Total Interest Bearing Liabilities	1,042,383	10,497	1.35%	974,436	12,652	1.74%
Rate Spread			3.06%			3.02%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	64,294			59,270
Other liabilities	5,967			5,112
Total Liabilities	1,112,644			1,038,818
Shareholders' equity	124,119			109,101
Total Liabilities and Shareholders' Equity	$1,236,763			$ 1,147,919
Net interest income and net interest margin (3)		28,535	3.22%		26,775	3.23%
Less: Tax Equivalent adjustment		(1,151)			(1,113)
Net Interest Income		$27,384	3.09%		$25,662	3.10%

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

For the three months ended September 30, 2012, the tax equivalent net interest margin amounted to 3.20%, compared with 3.24% in the third quarter of 2011, representing a decline of four basis points. The decline in the net interest margin was principally attributed to the volume of interest earning assets added to the Company’s balance sheet, as the interest rate spread improved one basis point. The yield on earning assets declined 36 basis points to 4.32% while the rate paid on interest bearing liabilities declined 37 basis points to 1.28%.

For the nine months ended September 30, 2012, the tax-equivalent net interest margin amounted to 3.22%, compared with 3.23% for the same period in 2011, representing a decline of one basis point. The decline in the net interest margin was principally attributed to the volume of interest earning assets added to the Company’s balance sheet, as the interest rate spread improved four basis points. The yield on earning assets declined 35 basis points to 4.41% while the rate paid on interest bearing liabilities declined 39 basis points to 1.35%.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2012			2011				2010
Quarter:	3	2	1	4	3	2	1	4
Interest Earning Assets:
Loans (1,3)	4.72%	4.64%	4.82%	4.88%	4.83%	4.86%	4.93%	5.00%
Securities (2,3)	3.72%	3.96%	4.22%	4.29%	4.58%	4.78%	4.79%	4.73%
Federal Home Loan Bank stock	0.49%	0.49%	0.50%	0.30%	0.27%	0.30%	0.30%	0.00%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	4.32%	4.35%	4.56%	4.61%	4.68%	4.77%	4.81%	4.83%

Interest Bearing Liabilities:
Deposits	1.07%	1.13%	1.18%	1.25%	1.27%	1.30%	1.36%	1.50%
Borrowings	1.72%	1.69%	1.91%	2.38%	2.57%	2.69%	2.81%	3.22%
Total Interest Bearing Liabilities	1.28%	1.33%	1.43%	1.58%	1.65%	1.74%	1.82%	2.03%

Rate Spread	3.04%	3.02%	3.13%	3.03%	3.03%	3.03%	2.99%	2.80%

Net Interest Margin (3)	3.20%	3.17%	3.30%	3.23%	3.24%	3.23%	3.21%	3.06%

Net Interest Margin without Tax Equivalent Adjustments	3.06%	3.04%	3.17%	3.11%	3.12%	3.09%	3.07%	2.92%

(1)   For purposes of these computations, non-accrual loans are included in average loans.

(2)   For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)   For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

For the three and nine months ended September 30, 2012, the weighted average yield on average earning assets amounted to 4.32% and 4.41%, compared with 4.68% and 4.76% for the same periods in 2011, representing declines of 36 and 35 basis points, respectively. These declines largely resulted from the replacement of accelerated cash flows from the Bank’s mortgage-backed securities portfolio along with the purchase of additional securities during a period of historically low interest rates. The declines were also attributed to the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan refinancing activity during a period of historically low interest rates.

For the three and nine months ended September 30, 2012, the weighted average cost of interest bearing liabilities amounted to 1.28% and 1.35%, compared with 1.65% and 1.74% for the same periods in 2011, representing declines of 37 and 39 basis points, respectively. These declines principally reflected the ongoing re-pricing of maturing time deposits and borrowings, combined with the lowering of interest rates on certain of the Bank’s core deposit products.

Interest and Dividend Income:  For the three months ended September 30, 2012, total interest and dividend income on a tax-equivalent basis amounted to $13,283, compared with $13,079 in the third quarter of 2011, representing an increase of $204, or 1.6%. The increase in interest and dividend income was principally attributed to average earning asset growth of $114,080 or 10.3%, but was largely offset by a 36 basis point decline in the weighted average earning asset yield.

For the three months ended September 30, 2012, tax-equivalent interest income from the securities portfolio amounted to $3,797, representing a decline of $458, or 10.8%, compared with the third quarter of 2011. The decline in interest income from securities was principally attributed to an 86 basis point decline in the weighted average securities portfolio yield to 3.72%, offset in part by a $37,984, or 10.3% increase in total average securities, compared with the third quarter of 2011. The decline in the weighted average securities yield was largely attributed to the ongoing replacement of accelerated mortgage-backed securities cash flows in a historically low interest rate environment combined with incremental securities purchases at low prevailing market yields. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity driven by historically low interest rates, a variety of government stimulus programs, quantitative easing efforts by the Federal Reserve, as well as continuing credit defaults.

For the three months ended September 30, 2012, tax-equivalent interest income from the loan portfolio amounted to $9,464, representing an increase of $651, or 7.4% compared with the third quarter of 2011. The increased income from the loan portfolio was attributed to a $74,876 or 10.4% increase in total average loans, but was largely offset by an 11 basis point decline in the weighted average yield to 4.72%, compared with the third quarter of 2011. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as elevated levels of residential mortgage loan refinancing activity during a period of historically low interest rates.

For the nine months ended September 30, 2012, total tax-equivalent interest and dividend income amounted to $39,032, compared with $39,427 for the same period in 2011, representing a decline of $395, or 0.1%. The decline in interest and dividend income was principally attributed to a 35 basis point decline in the weighted average earning asset yield, largely offset by earning asset growth of $74,581, or 6.7%.

For the nine months ended September 30, 2012, tax-equivalent interest income from the securities portfolio amounted to $11,702, representing a decline of $1,502, or 11.4%, compared with the same period in 2011. The decline in interest income from securities was principally attributed to a 77 basis point decline in the weighted average securities portfolio yield to 3.96%, partially offset by average securities portfolio growth of $21,334, or 5.7%. As more fully discussed immediately above, the decline in the weighted average securities yield was largely attributed to the ongoing replacement of accelerated portfolio cash flows in a historically low interest rate environment, combined with incremental securities purchases at low prevailing market yields.

For the nine months ended September 30, 2012, tax-equivalent interest income from the loan portfolio amounted to $27,267, representing an increase of $1,079 or 4.1% compared with the same period in 2011. The increase in interest income from the loan portfolio was attributed to average loan portfolio growth of $52,365 or 7.3%, as the weighted average yield declined 15 basis points to 4.72%. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as an elevated level of residential mortgage loan refinancing activity during a period of historically low interest rates.

Interest Expense: For the three months ended September 30, 2012, total interest expense amounted to $3,462, compared with $4,016 in the third quarter of 2011, representing a decline of $554, or 13.8%. The decline in interest expense was principally attributed to a 37 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was largely offset by a $105,340 or 10.9% increase in total average interest bearing liabilities, compared with the third quarter of 2011.

The decline in the third quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2011 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the three months ended September 30, 2012, the total weighted average cost of interest bearing liabilities amounted to 1.28%, compared with 1.65% for the same quarter in 2011, representing a decline of 37 basis points. The weighted average cost of interest bearing deposits declined 20 basis points to 1.07%, compared with the third quarter of 2011, while the weighted average cost of borrowed funds declined 85 basis points to 1.72%.

For the nine months ended September 30, 2012, total interest expense amounted to $10,497, compared with $12,652 for the same period in 2011, representing a decline of $2,155, or 17.0%. The decline in interest expense was principally attributed to a 39 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was partially offset by a $67,947 or 7.0% increase in total average interest bearing liabilities, compared with the nine months ended September 30, 2011.

The decline in the weighted average cost of interest bearing liabilities for the nine months ended September 30, 2012 compared with the same period in 2011 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the nine months ended September 30, 2012, the total weighted average cost of interest bearing liabilities amounted to 1.35%, compared with 1.74% for the same period in 2011, representing a decline of 39 basis points. The weighted average cost of interest bearing deposits declined 18 basis points to 1.13%, while the weighted average cost of borrowed funds declined 92 basis points to 1.77%.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

INCREASES (DECREASES) DUE TO:

	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$ 912	$ (261)	$ 651
Securities (2,3)	439	(897)	(458)
Federal Home Loan Bank stock	1	10	11
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---

TOTAL EARNING ASSETS	$1,352	$(1,148)	$ 204

Interest bearing deposits	110	(371)	(261)
Borrowings	465	(758)	(293)
TOTAL INTEREST BEARING LIABILITIES	$ 575	$(1,129)	$(554)

NET CHANGE IN NET INTEREST INCOME	$ 777	$ (19)	$ 758

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

INCREASES (DECREASES) DUE TO:

	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$1,908	$ (829)	$ 1,079
Securities (2,3)	755	(2,257)	(1,502)
Federal Home Loan Bank stock	2	26	28
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---

TOTAL EARNING ASSETS	$2,665	$(3,060)	$ (395)

Interest bearing deposits	133	(944)	(811)
Borrowings	1,100	(2,444)	(1,344)
TOTAL INTEREST BEARING LIABILITIES	$1,233	$(3,388)	$(2,155)

NET CHANGE IN NET INTEREST INCOME	$1,432	$ 328	$ 1,760

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

Provision for Loan Losses

The provision for loan losses (the “provision”) reflects the amount necessary to maintain the allowance for loan losses at a level that, in management’s judgment, is appropriate for the amount of inherent risk of probable loss in the Bank’s current loan portfolio.

The credit quality of the Bank’s loan portfolio continued to improve during the three and nine months ended September 30, 2012. This improvement was highlighted by a $2,160 or 16.7% decline in non-performing loans and a $1,423 or 14.2% decline in potential problem loans, compared with December 31, 2011. During the three and nine months ended September 30, 2012 the Bank experienced a moderate level of loan loss experience, with total net loan charge-offs amounting to $728 and $1,470, or annualized net charge-offs to average loans outstanding of 0.36% and 0.25%, respectively.

For the three and nine months ended September 30, 2012, the Bank recorded provisions of $427 and $1,302, compared with $750 and $1,850 for the same periods in 2011, representing declines of $323 and $548, or 43.1% and 29.6%, respectively. The provisions recorded during the three and nine months ended September 30, 2012 were largely driven by the Bank’s charge-off experience, growth in the loan portfolio, and still depressed real estate values. The three and nine month declines in the provision largely reflected improved credit quality metrics which continued to stabilize during the first nine months of 2012.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three and nine months ended September 30, 2012, total non-interest income amounted to $2,298 and $5,972, compared with $2,064 and $5,281 for the same periods in 2011, representing increases of $234 and $691, or 11.3% and 13.1%, respectively.

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

For the three and nine months ended September 30, 2012, trust and other financial service fees amounted to $850 and $2,468, compared with $746 and $2,261 for the same periods in 2011, representing increases of $104 and $207, or 13.9% and 9.2%, respectively. Reflecting new client relationships and some stability in the equity markets, quarter-end assets under management stood at $358,201, compared with $322,451 at September 30, 2011, representing an increase of $35,750 or 11.1%.

Service Charges on Deposit Accounts: For the three and nine months ended September 30, 2012, income from service charges on deposit accounts amounted to $351 and $887, compared with $372 and $997 for the same periods in 2011, representing declines of $21 and $110, or 5.7% and 11.0%, respectively. The declines in service charges on deposit accounts were principally attributed to declines in deposit account overdraft fees, reflecting reduced overdraft activity and the impact of new regulations that limit the ability of a bank to offer overdraft protection to customers without their specific consent and to derive fees from overdraft protection programs in general.

Credit and Debit Card Service Charges and Fees: For the three and nine months ended September 30, 2012, income generated from credit and debit card service charges and fees amounted to $419 and $1,075, compared with $361 and $940 for the same periods in 2011, representing increases of $58 and $135 or 16.1% and 14.4%, respectively. These increases were principally attributed to continued growth of the Bank’s retail deposit base, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three months ended September 30, 2012, total net securities gains amounted to $597, compared with $993 in the third quarter of 2011, representing a decline of $396, or 39.9%. The net realized securities gains recorded in the third quarter of 2012 were comprised of realized gains of $600, offset by realized losses of $3. The net realized securities gains recorded in the third quarter of 2011 were comprised entirely of realized gains on the sale of securities.

For nine months ended September 30, 2012, total net securities gains amounted to $1,834, compared with $2,313 for the same period in 2011, representing a decline of $479, or 20.7%. The net realized securities gains recorded during the nine months ended September 30, 2012 were comprised of realized gains of $1,857, offset by realized losses of $23. The net realized gains recorded during the nine months ended September 30, 2011 were comprised entirely of realized gains on the sale of securities.

Net Other-than-temporary Impairment Losses Recognized in Earnings: For the three and nine months ended September 30, 2012, net OTTI losses recognized in earnings amounted to $101 and $781 compared with $572 and $1,726 for the same periods in 2011, representing declines of $471 and $945, or 82.3% and 54.8%, respectively.

During the three and nine months ended September 30, 2012 the Company determined that certain available-for-sale, private-label mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. The continuance of credit losses principally reflected an increase in the loss severity and constant default rate estimates of the underlying residential mortgage loan collateral, resulting from seriously depressed real estate values, extended foreclosure and collateral liquidation timelines, and depressed economic conditions overall.

The OTTI losses recorded during the nine months ended September 30, 2012 related to ten, available for sale, private-label MBS, all but one of which the Company had previously determined to be other-than-temporarily impaired. These OTTI losses represented management’s best estimate of credit losses or additional credit losses on the residential mortgage loan collateral underlying these securities. The $781 in estimated year-to-date credit losses were previously recorded, net of taxes, in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

Further information regarding impaired securities, other-than-temporarily impaired securities, and evaluation of securities for impairment is incorporated by reference to Notes 2 and 5 of the unaudited consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Non-interest Expense

For the three months ended September 30, 2012, total non-interest expense amounted to $6,559, compared with $5,684 in the third quarter of 2011, representing an increase of $875, or 15.4%. As more fully discussed below, the increase in third quarter non-interest expense was largely attributed to $657 in non-recurring expenses associated with the Border Trust acquisition.

For the nine months ended September 30, 2012, total non-interest expense amounted to $18,524, compared with $16,981 for the same period in 2011, representing an increase of $1,543, or 9.1%. As more fully discussed below, the increase in year-to-date non-interest expense was largely attributed to $829 in non-recurring expenses associated with the Border Trust acquisition.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three months ended September 30, 2012, total salaries and employee benefits expense amounted to $3,670, compared with $3,267 in the third quarter of 2011, representing an increase of $403, or 12.3%. The increase in salaries and employee benefits was largely attributed to $263 of employee severance payments in connection with the Border Trust acquisition, higher levels of employee incentive accruals, as well as changes in staffing levels and mix.

For the nine months ended September 30, 2012, total salaries and employee benefits amounted to $10,161, compared with $9,334 for the same period in 2011, representing an increase of $827, or 8.9%. The increase in salaries and employee benefits was largely attributed to employee severance payments, including those incurred in connection with the Border Trust acquisition as enumerated immediately above. The increase was also attributed to higher levels of employee incentive, as well as normal increases in base salaries and changes in staffing levels and mix. The year-over-year increase in salaries and employee benefits expense also reflected the recording of $130 in employee health insurance credits, based on favorable claims experience, in the second quarter of 2011.

Occupancy Expense: For the three and nine months ended September 30, 2012 total occupancy expense amounted to $408 and $1,183, compared with $350 and $1,153 for the same periods in 2011, representing increases of $58 and $30, or 16.6% and 2.6%, respectively. The increase in third quarter occupancy expense compared with the third quarter of 2011 largely resulted from the three new branch office locations acquired in connection with the Border Trust acquisition, which was consummated in the third quarter of 2012. The increase in occupancy expense was also attributed to the Bank’s substantial reconfiguration of its Ellsworth campus, including the replacement of its Ellsworth retail banking office, which was put in service in the third quarter of 2012.

FDIC Assessments: For the three and nine months ended September 30, 2012, total FDIC insurance assessments amounted to $237 and $609 compared with $242 and $870 for the same periods in 2011, representing declines of $5 and $261, or 2.1% and 30.0%, respectively. These declines were largely attributed to a new assessment formula that became effective in 2011, whereby deposit insurance premiums are principally based on asset size and risk profiles rather than insurable deposits.

Other Operating Expenses: For the three months ended September 30, 2012, total other operating expenses amounted to $1,758, compared with $1,322 for the same quarter in 2011, representing an increase of $436, or 33.0%. The increase in third quarter other operating expenses was principally attributed to $394 of non-recurring expenses associated with the Border Trust acquisition, including fees for professional services and a wide variety of conversion related expenses.

For the nine months ended September 30, 2012, total other operating expenses amounted to $5,003, compared with $4,131 for the same period in 2011, representing an increase of $872, or 21.1%. The increase in year-to-date other operating expenses was principally attributed to $566 of non-recurring expenses associated with the Border Trust acquisition, as well as higher levels of loan collection and other real estate owned expenses.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses by the sum of tax-equivalent net interest income and non-interest income other than net securities gains, other-than-temporary impairments, and other significant non-recurring expenses, including the non-recurring expenses related to the Border Trust acquisition. For the three and nine months ended September 30, 2012, the Company’s efficiency ratio amounted to 50.7% and 52.7%, compared with 52.9% and 53.8% for the same periods in 2011, respectively.

Income Taxes

For the three and nine months ended September 30, 2012, total income taxes amounted to $1,358 and $3,894, compared with $1,324 and $3,460 for the same periods in 2011, representing increases of $34 and $434, or 2.6% and 12.5%, respectively.

The Company's effective tax rates for the three and nine months ended September 30, 2012 amounted to 28.7% and 28.8%, compared with 30.5% and 28.6% for the same periods in 2011. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at September 30, 2012 represented 62.4% and 32.6% of total assets, compared with 62.4% and 32.7% at December 31, 2011, respectively.

At September 30, 2012, the Company’s total assets amounted to $1,295,430, compared with $1,167,466 at December 31, 2011, representing an increase of $127,964, or 11.0%. The Border Trust transaction accounted for $42,906, or 33.5% of the increase in total assets.

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

Securities available for sale represented 100% of total securities at September 30, 2012, and December 31, 2011. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At September 30, 2012, total net unrealized securities gains amounted to $16,545, compared with net unrealized gains of $10,669 at December 31, 2011.

Total Securities: At September 30, 2012, total securities amounted to $421,826, compared with $381,880 at December 31, 2011, representing an increase of $39,946, or 10.5%. Securities purchased during the three and nine months ended September 30, 2012 principally consisted of mortgage-backed securities issued and guaranteed by U.S. Government agencies and sponsored-enterprises, and to a lesser extent, obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of September 30, 2012 and December 31, 2011:

September 30, 2012 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 7	$ ---	$ 1,007
US Treasury securities	101	1	---	102
Mortgage-backed securities:
US Government-sponsored enterprises	231,938	10,237	200	241,975
US Government agency	86,026	3,077	150	88,953
Private label	8,910	487	557	8,840
Obligations of states and political subdivisions thereof	77,306	4,075	432	80,949
Total	$405,281	$17,884	$1,339	$421,826

December 31, 2011 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 23	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	225,962	9,414	127	235,249
US Government agency	72,585	2,932	23	75,494
Private label	13,504	201	1,492	12,213
Obligations of states and political subdivisions thereof	58,160	2,199	2,458	57,901
Total	$371,211	$14,769	$4,100	$381,880

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at September 30, 2012, amounted to an excess of $1,339, or 0.3% of the amortized cost of the total securities portfolio. At December 31, 2011 this amount represented an excess of $4,100, or 1.1% of the total securities portfolio. As of September 30, 2012, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $869, compared with $3,707 at December 31, 2011.

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.  If a decline in the fair value of an available for sale security is judged to be other-than-temporary, a charge is recorded in pre-tax earnings equal to the estimated credit losses inherent in the security.

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to above Notes 2 and 5 of the interim unaudited consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

At September 30, 2012, the Bank’s investment in FHLB stock totaled $18,189, compared with $16,068 at December 31, 2011, representing an increase of $2,121, or 13.2%.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. This moratorium continued throughout 2010 and 2011 and the first nine months of 2012. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.

In the first quarter of 2009, the FHLB advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for all of 2009 and 2010 were suspended. Following five consecutive quarters of profitability, the FHLB’s board of directors declared cash dividends throughout 2011 and the first three quarters of 2012. The FHLB has continued its profitability for each quarter since the reinstatement of its dividend.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of September 30, 2012 and was classified as “adequately capitalized” by its regulator, the Federal Housing Finance Agency, based on the FHLB’s financial information at June 30, 2012. The FHLB also reported a total regulatory capital-to-assets ratio of 9.2% at September 30, 2012, exceeding the regulatory minimum regulatory requirement of 4.0%, and its permanent capital was $4.2 billion, exceeding its $736.6 million minimum regulatory risk-based capital requirement. Furthermore, the ratio of the FHLB’s market value of equity to its par value of capital stock was 104% at September 30, 2012, compared with 95% at December 31, 2011.

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy, liquidity position and return to profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of September 30, 2012. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At September 30, 2012, total loans stood at $808,412, compared with $729,003 at December 31, 2011, representing an increase of $79,409, or 10.9%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Kennebec, and Sagadahoc, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	September 30, 2012	December 31, 2011

Commercial real estate mortgages	$298,784	$285,484
Commercial and industrial	78,623	62,450
Commercial construction and land development	25,106	30,060
Agricultural and other loans to farmers	26,206	26,580
Total commercial loans	428,719	404,574

Residential real estate mortgages	292,122	239,799
Home equity loans	53,044	51,462
Other consumer loans	19,678	22,906
Total consumer loans	364,844	314,167

Tax exempt loans	15,442	9,700

Net deferred loan costs and fees	(593)	562
Total loans	808,412	729,003
Allowance for loan losses	(8,053)	(8,221)
Total loans net of allowance for loan losses	$800,359	$720,782

Commercial Loans: At September 30, 2012, total commercial loans amounted to $428,719, compared with $404,574 at December 31, 2011, representing an increase of $24,145, or 6.0%. Commercial loans acquired in connection with the Border Trust acquisition amounted to approximately $9,699.

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

At September 30, 2012, commercial loans represented 53.0% of the Bank’s total loan portfolio, compared with 55.5% at December 31, 2011.

Consumer Loans: At September 30, 2012, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $364,844, compared with $314,167 at December 31, 2011, representing an increase of $50,677, or 16.1%.  The increase in consumer loans was principally attributed to the purchase of loans from Border Trust as well as the purchase of a New England based portfolio of residential mortgage loans during the first quarter of 2012.

Residential mortgage loan origination activity continued at a relatively moderate pace during the first nine months of 2012, largely reflecting current economic conditions and still depressed real estate market values. During the nine months ended September 30, 2012, loans originated and closed by the Bank were largely offset by accelerated loan re-financings and principal pay-downs from the existing residential real estate loan portfolio, as borrowers continued to take advantage of historically low interest rates.

Tax Exempt Loans: At September 30, 2012, tax exempt loans, amounted to $15,442, compared with $9,700 at December 31, 2011, representing an increase of $5,742, or 59.2%. Tax-exempt loans generally include loans to or guaranteed by local government municipalities, federal agencies, and not-for-profit organizations. Government municipality loans typically have short maturities (e.g., tax anticipation notes). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins.

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, and oversight from the Bank’s Senior Credit Officer, the Bank's Senior Loan Officers Committee, the Directors’ Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed by an independent loan review consulting firm, which reports to the Audit Committee of the Board of Directors.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	September 30, 2012	December 31, 2011

Commercial real estate mortgages	$ 2,929	$ 2,676
Commercial and industrial loans	589	1,078
Commercial construction and land development	2,599	3,753
Agricultural and other loans to farmers	596	595
Total commercial loans	6,713	8,102

Residential real estate mortgages	2,713	4,266
Home equity loans	306	266
Other consumer loans	61	273
Total consumer loans	3,080	4,805

Total non-accrual loans	9,793	12,907
Accruing loans contractually past due 90 days or more	954	---
Total non-performing loans	$10,747	$12,907

Allowance for loan losses to non-performing loans	75%	64%
Non-performing loans to total loans	1.33%	1.77%
Allowance to total loans	1.00%	1.13%

At September 30, 2012, total non-performing loans amounted to $10,747, compared with $12,907 at December 31, 2011, representing a decline of $2,160, or 16.7%. As more fully discussed below, one commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $2,225, or 20.7% of total non-performing loans.

Non-performing commercial real estate mortgages totaled to $2,929 at September 30, 2012, up from $2,676 at December 31, 2011. At September 30, 2012, non-performing commercial real estate mortgages were represented by twelve business relationships, with outstanding balances ranging from $24 to $999.

Non-performing commercial and industrial loans totaled $589 at September 30, 2012, down from $1,078 at December 31, 2011.  At September 30, 2012, non-performing commercial and industrial loans were represented by eight business relationships, with outstanding balances ranging from $24 to $177.

Non-performing commercial construction and land development loans totaled $2,599 at September 30, 2012, down from $3,753 at December 31, 2011. At September 30, 2012, non-performing commercial construction and land development loans were represented by two business relationships, including a $2,225 commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the existing housing units. This loan is impaired and was put on non-accrual status in late 2010. To date, the Bank has charged off $2,014 of the original outstanding balance of this collateral dependent impaired loan, including $192 recorded in the quarter ended September 30, 2012. These charge-offs were based on current appraisals and revised prospects for future cash flows. This loan is recorded at fair value in the Company’s financial statements.

Non-performing residential real estate mortgages totaled $2,713 at September 30, 2012, down from $4,266 at December 31, 2011. At September 30, 2012, non-performing residential real estate loans were represented by thirty-four, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $4 to $272.

Non-performing loans also included five loans totaling $954 that were past due 90 days or more and still accruing interest, including one residential mortgage loan for $572. These loans were in the process of collection and management determined that they were secured by sufficient collateral to fully extinguish the outstanding balance.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at September 30, 2012, Bank management is cognizant of the weakened real estate market, elevated unemployment rates and depressed economic conditions overall. Bank management recognizes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $2,892 and $3,458 at September 30, 2012 and December 31, 2011, or 0.36% and 0.47% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At September 30, 2012, the Bank identified twenty-nine commercial relationships totaling $8,567 as potential problem loans, or 1.1% of total loans. At December 31, 2011, the Bank identified nineteen commercial relationships totaling $9,990 as potential problem loans, or 1.4% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Troubled Debt Restructures: A Troubled Debt Restructure (“TDR”) results from a modification to a loan to a borrower who is experiencing financial difficulty in which the Bank grants a concession to the debtor that it would not otherwise consider but for the debtor’s financial difficulties.  Financial difficulty arises when a debtor is bankrupt or contractually past due, or is likely to become so, based upon its ability to pay.  A concession represents an accommodation not generally available to other customers, which may include below-market interest rate, deferment of principal payments, extension of maturity dates, etc.  Such accommodations extended to customers who are not experiencing financial difficulty do not result in TDR classification.

As of September 30, 2012, the Bank had four real estate secured loans and two commercial and industrial loans to three relationships totaling $928 that were classified as TDRs.  At September 30, 2012, three TDRs totaling $123 were past due and classified as non-performing.

As of December 31, 2011, the Bank had four real estate secured loans to two relationships totaling $913 that were classified as TDRs.  At December 31, 2011, one TDR for $82 was past due and classified as non-performing.

Allowance for Loan Losses: At September 30, 2012, the allowance for loan losses (the “allowance”) stood at $8,053, compared with $8,221 at December 31, 2011, representing a decline of $168, or 2.0%. The decline in the allowance from December 31, 2011 was largely attributed to improved credit quality metrics, including meaningful declines in non-performing, delinquent, and other potential problem loans, which were down 16.7%, 16.4% and 14.2%, respectively.

At September 30, 2012, the allowance expressed as a percentage of total loans stood at 1.00%, down from 1.13% at December 31, 2011. The forgoing ratio decline was principally attributed to $79,409 in loan growth during the first nine months of 2012, of which approximately $21,460 represented acquired loans recorded at fair value. Improved credit quality metrics also contributed to the decline in this ratio. At September 30, 2012, total non-performing loans to total loans stood at 1.33%, down from 1.77% at December 31, 2011. At September 30, 2012, the allowance expressed as a percentage of non-performing loans stood at 75%, up from 64% at December 31, 2011.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $3,400 as of September 30, 2012, compared with $4,827 as of December 31, 2011.  The related allowances for loan losses on these loans amounted to $30 as of September 30, 2012, compared with $200 as of December 31, 2011.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the nine-month periods ended September 30, 2012 and 2011.

ALLOWANCE FOR LOAN LOSSES

NINE MONTHS ENDED

SEPTEMBER 30, 2012 AND 2011

	2012	2011

Balance at beginning of period	$8,221	$8,500
Charge offs:
Commercial real estate mortgages	252	99
Commercial and industrial	42	48
Commercial construction and land development	300	1,993
Agricultural and other loans to farmers	148	---
Residential real estate mortgages	514	178
Other consumer loans	263	30
Home equity loans	92	56
Tax exempt loans	---	---
Total charge-offs	1,611	2,404

Recoveries:
Commercial real estate mortgages	9	$ 7
Commercial and industrial loans	9	81
Commercial construction and land development	---	---
Agricultural and other loans to farmers	81	45
Residential real estate mortgages	14	40
Other consumer loans	28	34
Home equity loans	---	---
Tax exempt loans	---	---
Total recoveries	141	207

Net charge-offs	1,470	2,197
Provision charged to operations	1,302	1,850

Balance at end of period	$8,053	$8,153

For the three and nine months ended September 30, 2012, total net loan charge-offs amounted to $728 and $1,470, or annualized net charge-offs to average loans outstanding of 0.36% and 0.25%, respectively. For the nine months ended September 30, 2011 total net loan charge-offs amounted to $2,197, or annualized net charge-offs to average loans outstanding of 0.41%. The net loan charge-offs recorded during the nine months ended September 30, 2011 included $1,872 attributed to the non-performing affordable housing project loan discussed above under the caption Nonperforming Loans. As discussed above, in the third quarter of 2012, the Bank charged off an additional $192 of the outstanding balance of this loan.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the nine months ended September 30, 2012.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at September 30, 2012, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

Further information regarding loans and the allowance for loan losses, is incorporated by reference to above Notes 6, Loans and Allowance for Loan Losses, of the interim unaudited consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

At September 30, 2012, the Bank’s OREO amounted to $3,255, compared with $2,699 as of December 31, 2011.  Ten residential and seven commercial properties comprised the September 30, 2012 balance of OREO.

Deposits

During the nine months ended September 30, 2012, the most significant funding source for the Bank’s earning assets continued to be retail deposits, gathered through its network of fifteen banking offices throughout downeast, midcoast and central Maine.

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

At September 30, 2012, total deposits stood at $813,627, compared with $722,890 at December 31, 2011, representing an increase of $90,737, or 12.6%. The deposits acquired in connection with the Border Trust transaction accounted for $38,520.  Demand, NOW, and savings and money market accounts combined were up $47,856 or 13.0% compared with December 31, 2011, while time deposits were up $42,881, or 12.0%. The increase in time deposits was largely attributed to brokered deposits obtained from the national market, which were utilized to help fund earning asset growth while preserving the Company’s strong, on-balance sheet liquidity position.

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

At September 30, 2012, total borrowings amounted to $343,833, compared with $320,283 at December 31, 2011, representing an increase of $23,550, or 7.4%. The increase in total borrowings was principally utilized to help support the Bank’s earning asset growth.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at September 30, 2012, the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of September 30, 2012, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At September 30, 2012, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 15.67%, 14.03% and 8.83%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at September 30, 2012 and December 31, 2011, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of September 30, 2012
Total Capital
(To Risk-Weighted Assets)
Consolidated	$125,798	15.67%	$64,228	8.0%	N/A
Bank	$126,188	15.61%	$64,651	8.0%	$80,814	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$112,652	14.03%	$32,114	4.0%	N/A
Bank	$113,042	13.99%	$32,326	4.0%	$48,488	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$112,652	8.83%	$51,034	4.0%	N/A
Bank	$113,042	8.87%	$51,004	4.0%	$63,755	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
As of December 31, 2011	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio

Total Capital
(To Risk-Weighted Assets)
Consolidated	$121,265	16.06%	$60,418	8.0%	N/A
Bank	$122,151	16.19%	$60,370	8.0%	$75,462	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$107,933	14.29%	$30,209	4.0%	N/A
Bank	$108,819	14.42%	$30,185	4.0%	$45,277	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$107,933	9.32%	$46,300	4.0%	N/A
Bank	$108,819	9.41%	$46,263	4.0%	$57,829	5.0%

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

The Company paid a regular cash dividend of $0.295 per share of common stock in the third quarter of 2012, representing an increase of $0.02 or 7.3% compared with the dividend paid for the same quarter in 2011. The Company’s Board of Directors recently declared a fourth quarter 2012 regular cash dividend of $0.30 per share of common stock, representing an increase of $0.02, or 7.1% compared with the fourth quarter of 2011.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and was authorized to continue for a period of up to twenty-four consecutive months. In August of 2010, the Company’s Board of Directors authorized the continuance of this program through August 19, 2012. In August of 2012, the Company’s Board of Directors authorized the continuance of this program through August 19, 2014. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions.

As of September 30, 2012, the Company had repurchased 98,869 shares of stock under this plan, at a total cost of $2,731 and an average price of $27.62 per share. During the nine months ended September 30, 2012, no shares were repurchased under the plan.  The Company records repurchased shares as treasury stock.

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

At September 30, 2012, commitments under existing standby letters of credit totaled $442, compared with $350 at December 31, 2011. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table details the notional or contractual amount for financial instruments with off-balance sheet risk as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Commitments to originate loans	$ 56,106	$ 23,220
Unused lines of credit	102,851	88,208
Un-advanced portions of construction loans	12,108	4,986
Total	$171,065	$116,414

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets over the 30 day horizon.  At September 30, 2012, liquidity, as measured by the basic surplus/deficit model, was 7.6% over the 30-day horizon and 7.8% over the 90-day horizon, in part reflecting the positive impact of seasonal deposit inflows.

At September 30, 2012, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $140 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At September 30, 2012 the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $175,078, or 13.5% of the Company’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Under the guidance in this ASU, an entity has the option to bypass the qualitative assessment outlined in ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for non-public entities, have not yet been made available for issuance. The adoption of this ASU is not expected to have a significant impact to the Company’s financial statements.

ASU 2012-03, Technical Amendments and Corrections to SEC Sections–Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.   The amendments in ASU 2012-03 that have no transition guidance are effective immediately for public and private entities. Amendments that are subject to transition guidance will be effective for public companies for fiscal periods beginning after December 15, 2012, and for nonpublic entities for fiscal periods beginning after December 15, 2013.  The adoption of this ASU is not expected to have a significant impact to the Company’s financial statements.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2012, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% to 0.25% and the two-year U.S. Treasury note of 0.26% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

SEPTEMBER 30, 2012

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$(383)	$598
Net interest income (%)	-1.02%	1.60%
Year 2
Net interest income ($)	$ (1,283)	$2,314
Net interest income (%)	-3.43%	6.19%

As more fully discussed below, the September 30, 2012 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one and two-year horizons.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will remain relatively stable over the one and two-year horizons. The relatively stable trend over the two-year horizon principally results from funding costs rolling over at lower prevailing rates, but essentially matching the declines in earning asset yields.

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

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will increase moderately over the one-year horizon and then trend steadily upward over the two-year horizon. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price proportionately with earning asset yields. As funding costs begin to stabilize late in the first year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and increases in net interest income over the two year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year horizon should short-term and long-term interest rates rise in parallel. Over the two-year horizon and beyond, management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

Interest rates plummeted during 2008 and have remained historically low ever since, as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Management believes the most significant ongoing factor affecting market risk exposure and the impact on net interest income continues to be the very slow recovery from the severe nationwide recession and the U.S. Government’s extraordinary responses, including a variety of government stimulus programs and quantitative easing strategies. Recent actions by the Federal Reserve have posed a further threat to net interest income, given its determination to maintain interest rates at historically low levels for an extended period of time. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios.

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

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: November 9, 2012	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: November 9, 2012	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

11.1	Statement re computation of per share earnings (data required by SFAS No. 128, Earnings Per Share, is provided in Note 4 to the consolidated financial statements in this report on Form 10-Q).

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 (filed herewith)

101*

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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