Form 10-K
period 2012-12-31
BAR HARBOR BANKSHARES
filed 2013-03-18
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 001-13349

BAR HARBOR BANKSHARES

(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification No.)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

          Title of class                                                Name of exchange on which registered

  Common Stock, $2.00 par value per share

     NYSE MKT, LLC

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

The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $136,148,868 based on the closing sale price of the common stock on the NYSE MKT on June 30, 2012, the last trading day of the registrant’s most recently completed second quarter.

Number of shares of Common Stock par value $2.00 outstanding as of March 1, 2013:  3,925,001

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2013 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	6

	Organization	6
	Bar Harbor Bank & Trust	6
	Bar Harbor Trust Services	8
	Competition	9
	Management and Employees	9
	Supervision and Regulation	10
	Financial Information About Industry Segments	19
	Availability of Information – Company Website	19

ITEM 1A	RISK FACTORS	19

ITEM 1B	UNRESOLVED STAFF COMMENTS	27

ITEM 2	PROPERTIES	27

ITEM 3	LEGAL PROCEEDINGS	28

ITEM 4	MINE SAFETY DISCLOSURES	28

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	29

	Market Information	29
	Dividends	30
	Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities	30
	Purchase of Equity Securities by the Issuer and Affiliated Purchasers	31
	Stock Based Compensation Plans	31
	Transfer Agent Services	31

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	32

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

	Executive Overview	33
	Application of Critical Accounting Policies	35
	Financial Condition	38
	Results of Operations	63

PART I

ITEM 1. BUSINESS

Organization

Bar Harbor Bankshares (the “Company”) (“BHB”) was incorporated under the laws of the state of Maine on January 19, 1984. At December 31, 2012, the Company had total consolidated assets of $1.30 billion and total shareholders’ equity of $128.0 million.

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

The Bank has fifteen (15) branch offices located throughout downeast, midcoast and central Maine, including its principal office located at 82 Main Street, Bar Harbor. The Bank’s branch offices are located in Hancock, Washington, Knox, Kennebec and Sagadahoc Counties, representing the Bank’s principal market areas. The Hancock County offices, in addition to Bar Harbor, are located in Blue Hill, Deer Isle, Ellsworth, Northeast Harbor, Somesville, Southwest Harbor, and Winter Harbor. The Washington County offices are located in Milbridge, Machias, and Lubec. The Knox, Kennebec and Sagadahoc County offices are located in Rockland, Augusta, South China, and Topsham, respectively. The Bank delivers its operations and technology support services from its operations center located in Ellsworth, Maine.

The Bank is a retail bank serving individual and business customers, retail establishments and restaurants, seasonal lodging, biological research laboratories, and a large contingent of retirees. As a predominately coastal bank, it serves the tourism, hospitality, lobstering, fishing, boat building and marine services industries. It also serves Maine’s wild blueberry industry through its Hancock and Washington County offices. The Bank operates in a competitive market that includes other community banks, savings institutions, credit unions, and branch offices of statewide and interstate bank holding companies located in the Bank’s market area.

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a material adverse effect on its business. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have historically not had a material adverse impact on the Bank or its liquidity position. Approximately 91.0% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on all of the deposit account products it offers and does not anticipate any material loss of these deposits.

The Bank emphasizes personal service to the community, with a concentration on retail banking. Customers are primarily individuals and small businesses to which the Bank offers a wide variety of products and services.

Recent Developments

As previously announced, on August 10, 2012 the Bank acquired substantially all assets and assumed certain liabilities including all deposits of Border Trust Company (“Border Trust”), a subsidiary of Border Bancshares, Inc., headquartered in Augusta, Maine. The Bank acquired $38,520 of deposits and $33,606 in loans, as well as three branch offices (two of which were leased) located in Kennebec and Sagadahoc Counties. The Bank paid a core deposit premium of 3.85%, or $1,115, and purchased the loan portfolio, excluding selected non-performing loans, at a discount of 2.16%, or $749. In connection with this transaction, the Bank recorded estimated goodwill of $1,777 and an estimated core deposit intangible of $783, or 2.7% of core deposits.  This transaction was considered a logical step in the Company’s defined strategy to expand further south and west into markets with attractive demographics, long-term growth potential, and where the Bank has already established significant commercial banking relationships.

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

Electronic Banking Services: The Bank continues to offer free Internet banking services, including free check images and electronic bill payment, through its dedicated website at www.BHBT.com. Additionally, the Bank offers TeleDirect, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Customers can also monitor their accounts with free mobile banking access via text messaging, browser or “Apps”, and they can receive alerts, view accounts, transfer funds and pay bills. The Bank also offers Popmoney®, an innovative personal payment service that eliminates the need for checks and cash by allowing customers to send and receive money as easily as they send and receive e-mail and text messages.

Automated Teller Machines (ATMs) are located at each of the Bank’s fifteen (15) branch locations. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to approximately 170 ATMs throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

Commercial Products and Services:  The Bank serves the small business market throughout downeast, midcoast and central Maine. It offers business loans to individuals, partnerships, corporations, and other business entities for capital construction, real estate and equipment financing, working capital, real estate development, and a broad range of other business purposes. Business loans are provided primarily to organizations and sole proprietors in the tourism, hospitality, healthcare, blueberry, boatbuilding, biological research, and fishing industries, as well as to other small and mid-size businesses associated with coastal communities. Certain larger loans, which may exceed the Bank’s lending limits, are written with a participated portion sold to another financial institution, so that the Bank retains only such portions of those loans that are within its lending limits and credit risk tolerances.

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

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2012, Trust Services served 758 client accounts, with assets under management and assets held in custody amounting to $355.5 million and $26.6 million, respectively.

Competition

The Company competes principally in downeast, midcoast and central Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be Hancock, Knox, Washington, Kennebec and Sagadahoc counties, each in the state of Maine. According to the 2011 Census Bureau Report estimate, the population of these five counties was 54,578, 39,708, 32,637, 121,935 and 35,207, respectively, representing a combined population of approximately 284,065. The economies in these counties are based primarily on tourism, healthcare, fishing and lobstering, agriculture, state government, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

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

Management and Employees

The Company has two principal officers: Joseph M. Murphy, President and Chief Executive Officer, and Gerald Shencavitz, Executive Vice President, Chief Financial Officer and Treasurer. The Company previously announced in 2012 the planned retirement of Joseph M. Murphy as the Company’s President and CEO effective June 30, 2013.

As of December 31, 2012, the Bank employed 167 full-time equivalent employees, Trust Services employed 13 full-time equivalent employees, and the holding company employed 3 full-time employees, representing a full-time equivalent complement of 183 employees of the Company. None of the employees are represented by collective bargaining agreements.

The Company’s management believes employee relations to be good.

Supervision and Regulation

General

Banking is a complex, highly regulated industry. Consequently, the performance of the Company and the Bank can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the extensive regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the FDIC, the Maine Bureau of Financial Institutions,, the Consumer Financial Protection Bureau, the Internal Revenue Service, and state taxing authorities. The effect of these statutes, regulations, and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, the U.S. Congress and the State of Maine have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the Bank’s depositors and the public, rather than the stockholders and creditors. The following is an attempt to summarize some of the materially relevant laws, rules, and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules, and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes, regulations, and policies discussed. Any change in applicable laws, regulations, or regulatory policies may have material effect on our businesses, operations, and prospects. We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls, or new federal or state legislation may have on our business and earnings in the future.

The Dodd-Frank Wall Street Reform and Consumer Protection Act: On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which implements significant changes to the regulation of the financial services industry, including provisions that, among other things:

•

Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Consumer Financial Protection Bureau (CFPB), with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Small financial institutions, including the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•

Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.

•

Require the FDIC to seek to make its capital requirements for bank’s countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

•

Implement corporate governance revisions, including executive compensation and proxy access by stockholders.

•

Make permanent the $250,000 limit for federal deposit insurance.

•

Repeal the federal prohibitions on the payment of interest on demand deposits effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Many aspects of the Dodd-Frank Act still remain subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers, or the financial industry more generally. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Bank Holding Company Regulation: As a registered bank holding company for the Bank, the Company is subject to the regulation and supervision of the Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the FRB.

Under the BHC Act, without the prior approval of the FRB, the Company may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company. In addition, the Company is generally prohibited by the BHC Act from engaging in any nonbanking business unless such business is determined by the FRB to be so closely related to banking as to be a proper incident thereto. Under the BHC Act, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Under the Dodd-Frank Act, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity. This support may be required by the FRB at times when the Company may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), a bank holding company is required to provide limited guarantee of the compliance by any insured depository institution subsidiary that may become “undercapitalized” (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

Bank Regulation:  As a Maine chartered financial institution, the Bank is subject to federal regulation and supervision by the FDIC and to state regulation and supervision by the Maine Bureau of Financial Institutions (“MBFI”). The Bank’s deposit accounts are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. The Bank is not a member of the Federal Reserve System.

Both federal and Maine law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities, and other aspects of banking operations.

Under FDICIA, insured state chartered banks are prohibited from engaging as principal in activities that are not permitted for national banks, unless: (i) the FDIC determines that the activity would pose not significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

Branching: Maine chartered banks, such as the Bank, may establish branches throughout the state and in other states, subject to certain limitations. Maine law authorizes a Maine bank to establish one or more branches in states other than Maine, subject to certain notice and application procedures. A Maine chartered financial institution, such as the Bank, may establish one or more branches in Maine without the prior approval of MBFI provided it meets certain statutory requirements including applicable MBFI notice requirements. The Dodd-Frank Act permits the establishment of de novo branches in states where such branches could be opened by a state bank chartered by that state and has reduced any significant barriers to interstate banking.

Transactions with Affiliates: The Bank is subject to Sections 22(h), 23A, and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies, such as the Company. The statute limits credit transactions between a bank and its executive officers and its affiliates prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.

Capital Adequacy and Prompt Corrective Action

Bank holding companies and banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Federal Reserve Board has risk-based capital ratio and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to total risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution or holding company’s capital, in turn, is classified into one of three tiers, depending on type:

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying trust preferred securities, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.

Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan losses, subject to limitations.

Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

The Company, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines.

Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, that federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

Both the Company and the Bank have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank at December 31, 2012, and 2011, see the discussion under the section captioned “Capital” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 – Shareholders Equity in the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” elsewhere in this report.

The federal bank regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or Basel I. The Basel Committee on Banking Supervision is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee on Banking Supervision published a new capital accord to replace Basel I, with an update in November 2005 (“Basel II”). Basel II provides two approaches for setting capital standards for credit risk-an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

In July 2007, the U.S. banking and thrift agencies reached an agreement on the implementation of the capital adequacy regulations and standards based on Basel II. In November 2007, the agencies approved final rules to implement the new risk-based capital requirements in the United States for large, internationally active banking organizations, or “core banks” - defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule was effective as of April 1, 2008. We are not a core bank and do not apply the BIS II approach to computing risk-weighted assets.

In response to the recent economic and financial industry crisis, the Basel Committee on Banking Supervision and their oversight body - the Group of Central Bank Governors and Heads of Supervision (GHOS) — set out in late 2009 to work on global initiatives to strengthen the financial regulatory system. In July 2010, the GHOS agreed on key design elements and in September 2010 agreed to transition and implementation measures. This work is known as Basel III, and it is designed to strengthen the regulation, supervision and risk management of the banking sector. In particular, Basel III will strengthen existing capital requirements and introduce a global liquidity standard.  In June 2012, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) jointly issued three notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements.  The comment period on the NPRs expired on October 22, 2012.  Following the receipt of comment letters from multiple U.S. financial institutions, on November 9, 2012, the Federal Reserve Board, the FDIC, and the OCC indefinitely delayed the start date for the Basel III capital requirements and stated that they did not expect the final rules to implement the Basel III capital requirements to be in effect on January 1, 2013, the initial deadline. If approved, in their current form, the NPRs would be effective over a phased-in-period from 2013 to 2019.

We are in the process of evaluating the impact of the proposed rules on both the Company and the Bank.

Dividend Limitations: The Company is a legal entity separate and distinct from the Bank. The primary source of the Company’s cash flow, including cash flow to pay dividends on the Company’s Common Stock, is the payment of dividends to the Company by the Bank. Under Maine law, a corporation’s board of directors may declare, and the corporation may pay, dividends on its outstanding shares, in cash or other property, generally only out of the corporation’s unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent, or when the payment of the dividend would render the corporation insolvent or when the declaration would be contrary to the corporation’s charter.

The FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition. The FRB issued a letter dated February 24, 2009, to bank holding companies providing that it expects bank holding companies to consult with it in advance of declaring dividends that could raise safety and soundness concerns (i.e., such as when the dividend is not supported by earnings or involves a material increase in the dividend rate) and in advance of repurchasing shares of common preferred stock.

Federal Deposit Insurance: Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no longer unlimited insurance coverage for noninterest-bearing transaction accounts, which expired on December 31, 2012. Deposits held in noninterest-bearing transaction accounts are now aggregated with interest-bearing deposits the owner may hold in the same ownership category, and the combined insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assignment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Under the rules in effect through March 31, 2011, initial assessments ranged from 12 to 45 basis points of assessable deposits. However, pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), effective April 1, 2011, initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid deposit insurance assessments of $853 thousand during the year ended December 31, 2012.  For 2012, the deposit insurance assessment rate before applying one-time credits was approximately 10 basis points of insured deposits.

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the DIF at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion, and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. In December 2010, the FDIC adopted a final rule setting the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits.

In October 2010, the FDIC proposed a comprehensive long-range plan for the DIF management with the goals of maintaining a positive fund balance, even during periods of large fund losses, and maintaining steady, predictable assessment rates throughout economic and credit cycles. The FDIC determined not to increase assessments in 2011 by 3 basis points, as previously proposed, but to keep the current rate schedule in effect. In addition, the FDIC proposed adopting a lower assessment rate schedule when the designated reserve ratio reaches 1.15% so that the average rate over time should be about 8.5 basis points. In lieu of dividends, the FDIC proposed adopting lower rate schedules when the reserve ratio reaches 2% and 2.5%, so that the average rates will decline about 25% and 50%, respectively.

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates are expected to be lower. In February 2011, the FDIC approved a new rule effective April 1, 2011 (to be reflected in invoices for assessments due September 30, 2011), which implemented these changes. The new rule includes new rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2%, and 2.5%. The FDIC staff projected that the new rate schedules would be approximately revenue neutral.

The schedule reduces the initial base assessment rate in each of the four risk-based pricing categories.

•

For small Risk Category I banks, the rates would range from 5-9 basis points.

•

The proposed rates for small institutions in Risk Categories II, III, and IV would be 14, 23, and 35 basis points, respectively.

•

For large institutions and large, highly complex institutions, the proposed rate schedule ranges from 5 to 35 points.

There are also adjustments made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. The FDIC also revised the assessment system for large depository institutions with over $10 billion in assets.

The Dodd-Frank Act extended unlimited insurance on non-interest bearing accounts for no additional charges through December 31, 2012. Under this program, traditional non-interest demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, are covered. Later, Congress added Lawyers’ Trust Accounts (“IOLTA”) to this unlimited insurance protection through December 31, 2012.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

Federal Home Loan Bank System: The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the FHLBB.  FHLBB capital is based on voluntary membership of regulated financial institutions. Members purchase stock in the FHLBB to meet (1) a basic membership requirement generally based on the amount of mortgage-related, collateral eligible to secure advances, or total assets owned by the member and (2) an activity requirement based on the member’s outstanding advances, typically in the range of 4% to 5% of the member’s outstanding advance amount and any other business activity as determined by the FHLBB in its capital plan. In addition, the FHLBB may adjust minimum stock investment requirements to ensure that the FHLBB remains in compliance with minimum capital requirements. At December 31, 2012, the Bank was in compliance with this requirement.

At December 31, 2012, the Bank owned $18.2 million of stock of the FHLBB and had outstanding borrowings of $345.9 million. The FHLBB stock entitles the Bank to dividends from the FHLBB. The Bank recognized dividend income of approximately $86 thousand in 2012. At December 31, 2012, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLBB approximating $119 million.  Generally, the loan terms from the FHLBB are better than the terms the Bank can receive from other sources, making it less expensive to borrow money from the FHLBB.

Community Reinvestment Act: Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (i.e., branching) proposals and may be the basis for approving, denying, or conditioning the approval of an application. As of the date of its most recent regulatory examination, the Bank was rated “satisfactory” with respect to its CRA compliance.

Consumer Financial Protection Bureau: The CFPB, created under the Dodd-Frank Act, is granted broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of Gramm-Leach, and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies transferred to the CFPB. The CFPB has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive, or abusive practice in connection with the offering of consumer financial products. Additionally, this bureau is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. Moreover, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the Office of the Comptroller of the Currency and eliminates preemption for subsidiaries of a bank. There continues to be significant uncertainty as to how the CFPB actually will exercise its regulatory, supervisory, examination, and enforcement authority. However, the CFPB’s authority to change regulations adopted in the past by other regulators (i.e., regulations issued under the Truth in Lending Act), or to rescind or ignore past regulatory guidance, could increase the Bank’s compliance costs and litigation exposure.

Mortgage Reform and Anti-Predatory Lending: Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth in Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth in Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain pre-payment penalties and require creditors offering a consumer a mortgage loan with pre-payment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth in Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting, and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.  The amendment to the Truth in Lending Act becomes effective for the Company in January 2014.

Interchange Fees for Debit Cards: Under the Dodd-Frank Act, interchange fees for debit card transactions must be reasonable and proportional to the issuer’s incremental cost incurred with respect to the transaction plus certain fraud related costs. Although institutions with total assets of less than $10 billion are exempt from this requirement, competitive pressures are likely to require smaller depository institutions to reduce fees with respect to these debit card transactions.

Other Future Legislation and Change Regulations: Various other legislation, including proposals to expand or contract the powers of banking institutions and bank holding companies, are from time to time introduced. This legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of the Company or the Bank.

Monetary Policy and Economic Environment

The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the FRB. Among the instruments of monetary policy used by the FRB to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments, and deposits, and the interest rates charged on loans and paid for deposits. The FRB frequently used these instruments of monetary policy, especially its open-market operations and the discount rate, in influence the level of interest rates and to affect the strength of the economy, the level of inflation, or the price of the dollar in foreign exchange markets. The monetary policies of the FRB have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on the Company’s business and earnings.

Financial Information about Industry Segments

The information required under this item is included in the Company’s financial statements, which appear in Part II, Item 8, Note 1,  of this Annual Report on Form 10-K, and is incorporated herein by cross reference thereto.

Availability of Information – Company Website

The Company maintains an Internet website at www.BHBT.com. At this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement on Schedule 14A and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. In addition, the Company makes available, free of charge, its press releases and Code of Ethics through the Company’s Investor Relations page. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occurs, our financial condition, results of operations, or cash flow could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

When we say “we,” “us,” “our,” or the “Company,” we mean the Company on a consolidated basis with the Bank.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Negative developments in the financial services industry during 2008-2011 resulted in uncertainty in the financial markets in general and a related general economic recession. In addition, as a consequence of the recent U.S. recession, businesses across a wide range of industries faced serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home prices, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly during this period. Many of these circumstances continued into 2012 and continue to be an issue today.

As a result of these financial and economic crises, many lending institutions, including the Bank, experienced in recent years declines in the performance of their loans, including construction, commercial real estate loans, and other commercial and consumer loans. Moreover, competition among depository institutions for core deposits and quality loans increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined and, even today, may continue to decline. Bank and bank holding company stock prices were negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has been more difficult compared to previous periods. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

In addition, further negative market developments, including another recession, may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Overall, during the past five years, the general business environment has had an adverse effect on our business, and although there have been recent signs of improvement, there can be no assurance that the environment will continue to improve in the near or long term. Until economic conditions further improve, our business, financial condition, and results of operations could be adversely affected.

Our business is highly regulated and impacted by federal monetary policy, limiting the manner in which we may conduct business and obtain financing.

We are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities, and obtain financing. These laws and regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. These laws and regulations may sometimes impose significant limitations on our operations. The more significant federal and state banking regulations that affect the us are described in this report at Part I, Item 1, “Supervision and Regulation.”  These regulations, along with the existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

Furthermore, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit risk and interest rate risk conditions for us.

Recent legislative and regulatory initiatives have imposed restrictions and requirements on financial institutions that could have an adverse effect on our business.

The United States Congress, the Treasury Department, and the FDIC have taken several steps over the past several years to support the financial services industry and establish programs enhancing the liquidity available to financial institutions and increasing insurance available on bank deposits. These programs have provided an important source of support to many financial institutions. Few provisions of the Dodd-Frank Act were effective immediately with various provisions becoming effective in stages. Many of the rules required to be implanted by governmental agencies still have not been fully promulgated or implemented. These rules have or expected to increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustment in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical practices.

There can be no assurance that the Dodd-Frank Act and other government programs will stabilize or improve the U.S. Financial System.

There can also be no assurance as to the actual impact that the Dodd-Frank Act and other programs will continue to have on the financial markets, including credit availability. The failure of the Dodd-Frank Act or other programs to stabilize or improve the financial markets and another economic or financial market downturn could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our voting common stock.

We are subject to credit risk.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States and abroad. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties against us.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

We have adopted underwriting and credit monitoring policies and procedures, including the establishment and ongoing review of the allowance for loan losses and review of borrower financial statements and collateral appraisals, which management believes are appropriate to mitigate the risk of loss by assessing the likelihood of borrower non-performance and the value of available collateral. We also manage credit risk by diversifying our loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

The Bank’s loans are principally concentrated in certain areas of Maine and adverse economic conditions in those markets could adversely affect our operations.

Our success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies of downeast, midcoast and central Maine, the primary markets served by us. We are particularly exposed to real estate and economic factors in the downeast, midcoast and central areas of Maine, as most of its loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of our loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

Interest rate volatility could significantly reduce our profitability.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-bearing assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline, our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investment may be subject to extension risk, which could negatively impact our net interest margin as well.

Declines in value may adversely impact our investment securities portfolio.

We may be required to record other-than-temporary impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including collateral deterioration underlying certain private-label mortgage-backed securities, municipal bond defaults, lack of liquidity for re-sales of certain investment securities, or adverse actions by regulators, could have a negative effect on our securities portfolio in future periods.

We may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values, and other factors, which may diminish our ability to raise additional capital.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, or on reasonable terms, it may have a material adverse effect on our financial condition, results of operations, and prospects and we may become subject to increased regulatory supervision and the imposition of restrictions on our growth and our business.

We may not be able to meet our cash flow needs on a timely basis at a reasonable cost, and our cost of funds for banking operations may significantly increase as a result of general economic conditions, interest rates, and competitive pressures.

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

The Bank’s primary source of funding is retail deposits, gathered throughout its network of fifteen banking offices. Wholesale funding sources principally consist of secured borrowing lines from the Federal Home Loan Bank of Boston of which it is a member, secured borrowing lines from the Federal Reserve Bank of Boston, and certificates of deposit obtained from the national market. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

Significant changes in general economic conditions, market interest rates, competitive pressures or otherwise, could cause the Bank’s deposits to decrease relative to overall banking operations, and it would have to rely more heavily on brokered funds and borrowings in the future, which are typically more expensive than deposits.

Changes in economic conditions, including consumer savings habits and availability or access to the brokered deposit market could potentially have a significant impact on our liquidity position, which in turn could materially impact its financial condition, results of operations and cash flows.

We are subject to a variety of operational risks, including reputational risk, legal risk, and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

If personal, non-public, confidential, or proprietary information of customers in out possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss.

Because of the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (i.e., computer viruses or electrical or telecommunications outages, natural disaster, disease pandemics, or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (i.e., by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage, and regulatory intervention.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We are subject to possible claims and litigation pertaining to fiduciary responsibilities.

From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for our products and services.

Strong competition within our markets may significantly impact its profitability.

We compete with an ever-increasing array of financial service providers. As a bank holding company and state-chartered financial institution, respectively, the Company and the Bank are subject to extensive regulation and supervision, including, in many cases, regulations that limit the type and scope of their activities. The non-bank financial service providers that compete with us and the Bank may not be subject to such extensive regulation, supervision, and tax burden. Competition from nationwide banks, as well as local institutions, continues to mount in our markets.

Regional, national and international competitors have far greater assets and capitalization than we do and have greater access to capital markets and can offer a broader array of financial services than we can. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•

The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•

The ability to expand our market position.

•

The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•

The rate at which we introduce new products and services relative to our competitors.

•

Customer satisfaction with our level of service.

•

Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability.

No assurance can be given that we will continue to be able to compete effectively with other financial institutions in the future. Furthermore, developments increasing the nature or level of competition could have a material adverse affect on our business, financial condition, results of operations, or liquidity.

Tax law changes may adversely affect our net income, effective tax rate, and our overall results of operations and financial condition.

Our financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing state budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on our financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met.

The preparation of our financial statements requires the use of estimates that could significantly vary from actual results.

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. The most critical estimate is the allowance for loan losses. Due to the inherent nature of estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than provided for in the allowance.

Our access to funds from subsidiaries may be restricted.

Bar Harbor Bankshares is a separate and distinct legal entity from our Bank and nonbanking subsidiaries. Bar Harbor Bankshares depends on dividends, distributions and other payments from its banking and nonbanking subsidiaries to fund dividend payments on its common stock and to fund all payments on its other obligations. Our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Bar Harbor Bankshares, which could impede access to funds it needs to make payments on its obligations or dividend payments.

We may be unable to attract and retain key personnel.

Our success depends, in large part, on our ability to attract and retain key personnel, particularly at the executive level. Competition for qualified personnel in the financial services industry can be intense and the Company and its subsidiaries may not be able to hire or retain the key personnel that it depends upon for success. In addition, the Bank’s rural geographic marketplace, combined with relatively expensive real estate purchase prices within the area of the Bank’s principal office location in Bar Harbor, Maine, create additional risks for the Company and the Bank’s ability to attract and retain key personnel. The unexpected loss of services of one or more of the our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which the we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

In particular, our business may be negatively impacted if we are unable to attract and retain a new CEO following the retirement of Joseph M. Murphy.

We previously announced the retirement of Joseph M. Murphy, our President and CEO, scheduled to occur June 30, 2013. Our business may be negatively impacted if we are not able to identify and retain a new President or if the terms and conditions upon which we hire a new President are materially different from those anticipated by management.

To the extent that we acquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions.

To the extent that we may acquire other financial services companies or assets in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include, but are not limited to, the following:

•

the risk that the acquired business or assets will not perform in accordance with our expectations;

•

the risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operations of our businesses;

•

the risk that we will divert our attention from other aspects of our existing business;

•

the risk that we may lose key employees of the combined business; and

•

the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The cost associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business and the business of our customers.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. In particular, such events may have a particularly negative impact upon the business of our customers who are engaged in the hospitality and natural resource dependent industries in our market area, which could have a direct impact on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s headquarters are located at 82 Main Street, Bar Harbor, Maine, which also serves as the main office for the Bank.

As of December 31, 2012, the Bank operated fifteen (15) full-service banking offices throughout downeast, midcoast and central Maine, namely: Bar Harbor, Northeast Harbor, Southwest Harbor, Somesville, Deer Isle, Blue Hill, Ellsworth, Rockland, Topsham, South China, Augusta, Winter Harbor, Milbridge, Machias, and Lubec. The Bank owns twelve of these banking offices and leases three at prevailing market rates.

The Bank’s Ellsworth office consists of a new building constructed in 2012 and two additional parcels contiguous to this branch. The Bank also owns an office building at this location, which is occupied by the Bank and Trust Services. The City of Ellsworth is considered the hub of downeast Maine and the Bank’s Ellsworth office is by far its busiest location. During 2012, the Bank replaced its existing Ellsworth branch office and completed a substantial reconfiguration of its surrounding campus to better meet the Bank’s needs at that location.

An Operations Center is located in Ellsworth, Maine, that houses the Company’s operations and data processing centers. During 2012 the Bank completed a major renovation of its Operations Center to better meet its business needs at that location. The Bank also leases space at One Cumberland Place in Bangor, Maine, which houses regional business lending and Trust Services staff.

In the opinion of management, the physical properties of the Company and the Bank are considered adequate to meet the needs of customers in the communities served. Additional information relating to the Company’s properties is provided in Item 8, Note 5 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K and incorporated herein by reference.

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

ITEM 4. MINE SAFETY DISCLOSURES – Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is traded on the NYSE MKT, LLC (“NYSE MKT”), under the trading symbol BHB.

The following table sets forth the high and low market prices per share of BHB Common Stock as reported by NYSE MKT by calendar quarter for each of the last two years:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2012	$33.25	$29.36	$38.00	$32.59	$36.98	$33.33	$36.50	$31.78
2011	$31.34	$28.40	$30.80	$28.00	$30.76	$27.70	$30.96	$27.72

As of March 1, 2013, there were 3,925,001 shares of Company common stock, par value $2.00 per share, outstanding and approximately 914 Registered Shareholders of record, as obtained through the Company’s transfer agent.

Performance Graph

The following graph illustrates the estimated yearly change in value of the Company's cumulative total stockholder return on its common stock for each of the last five years. Total stockholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also illustrates the comparable stockholder return of NYSE MKT listed banks as a group as measured by the NYSE MKT Composite Index and the NYSE ARCA Banks & Financial Services index. The graph assumes a $100 investment on December 31, 2007 in the common stock of each of the Company, the NYSE MKT Composite index and the NYSE Arca Bank & Financial Services index as a group and measures the amount by which the market value of each, assuming reinvestment of dividends, has increased as of December 31 of each calendar year since the base measurement point of December 31, 2007.

Market values are based on information obtained from the NYSE Amex.

	12/07	12/08	12/09	12/10	12/11	12/12

Bar Harbor Bankshares	100.00	84.89	93.89	103.13	110.58	128.52
NYSE MKT Composite	100.00	62.15	82.82	104.10	112.59	121.01
NYSE Arca Banks & Financial Services	100.00	84.14	88.86	118.32	122.89	150.80

Dividends

Common stock dividends paid by the Company in 2012 and 2011 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2012	$0.285	$0.290	$0.295	$0.300	$1.170
2011	$0.270	$0.270	$0.275	$0.280	$1.095

During 2012, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $4,565 compared with $4,228 in 2011. The Company’s 2012 dividend payout ratio amounted to 36.6% compared with 38.3% in 2011. The total regular cash dividends paid in 2012 amounted to $1.170 per share of common stock, compared with $1.095 in 2011, representing an increase of $0.075 per share, or 6.9%.

In the first quarter of 2013, the Company’s Board of Directors declared a regular cash dividend of $0.305 per share of common stock, representing an increase of $0.02 or 7.0% compared with the first quarter of 2012. The dividend will be paid March 15, 2013 to shareholders of record as of the close of business on February 15, 2013.

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

Sale of Unregistered Securities; Use of Proceeds from Registered Securities

No unregistered securities were sold by the Company during the years ended December 31, 2012 and 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to any purchase of shares of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser” for the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-31, 2012	---	$ ---	---	201,131
November 1-30, 2012	1,489	$33.69	1,489	199,642
December 1-31, 2012	3,894	$33.77	3,894	195,748

(1)

In August 2008, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and was authorized to continue for a period of up to twenty-four consecutive months. In August of 2010, the Company’s Board of Directors authorized the continuance of this program through August 17, 2012. In August of 2012, the Company’s Board of Directors authorized the continuance of this program through August 17, 2014. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. This program will remain in effect until fully utilized or until modified, superseded or terminated.

Stock Based Compensation Plans

Information regarding stock-based compensation awards both outstanding and available for future grants as of December 31, 2012, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no compensation plans under which equity securities of the Company may be issued that have not been approved by shareholders. Additional information is presented in Note 12, Stock-Based Compensation Plans, in the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights, net of forfeits and exercised shares (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for issuance under equity compensation (excluding securities referenced in column (a)) (c)

Equity compensation plans approved by security holders	153,418	$30.31	99,020
Equity compensation plans not approved by security holders	---	N/A	---
Total	153,418	$30.31	99,020

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

FIVE-YEAR SUMMARY OF FINANCIAL DATA

As of and For the Years Ended December 31,

	2012	2011	2010	2009	2008
Balance Sheet Data

Total assets	$ 1,302,935	$ 1,167,466	$ 1,117,933	$ 1,072,381	$ 972,288
Total securities	418,040	381,880	357,882	347,026	290,502
Total loans	815,004	729,003	700,670	669,492	633,603
Allowance for loan losses	(8,097)	(8,221)	(8,500)	(7,814)	(5,446)
Total deposits	795,012	722,890	708,328	641,173	578,193
Total borrowings	371,567	320,283	300,014	311,629	323,903
Total shareholders' equity	128,046	118,250	103,608	113,514	65,445
Average assets	1,252,390	1,151,163	1,087,327	1,052,496	926,357
Average shareholders' equity	125,600	111,135	105,911	88,846	65,139

Results Of Operations

Interest and dividend income	$ 50,838	$ 50,907	$ 51,141	$ 54,367	$ 53,594
Interest expense	13,867	16,518	19,432	21,086	26,403
Net interest income	36,971	34,389	31,709	33,281	27,191
Provision for loan losses	1,652	2,395	2,327	3,207	1,995
Net interest income after provision for loan losses	35,319	31,994	29,382	30,074	25,196

Non-interest income	7,709	6,792	7,458	6,022	6,432
Non-interest expense	25,618	23,281	22,046	21,754	20,513

Income before income taxes	17,410	15,505	14,794	14,342	11,115
Income taxes	4,944	4,462	4,132	3,992	3,384

Net income	$ 12,466	$ 11,043	$ 10,662	$ 10,350	$ 7,731
Preferred stock dividends and accretion of discount	---	---	653	1,034	---
Net income available to common shareholders	$ 12,466	$ 11,043	$ 10,009	$ 9,316	$ 7,731

Per Common Share Data:
Basic earnings per share	$ 3.20	$ 2.86	$ 2.65	$ 3.19	$ 2.63
Diluted earnings per share	$ 3.18	$ 2.85	$ 2.61	$ 3.12	$ 2.57
Cash dividends per share	$ 1.17	$ 1.10	$ 1.05	$ 1.04	$ 1.02
Dividend payout ratio	36.62%	38.29%	39.43%	32.60%	38.78%

Selected Financial Ratios:
Return on total average assets	1.00%	0.96%	0.98%	0.98%	0.83%
Return on total average equity	9.93%	9.94%	10.07%	11.65%	11.87%
Tax-equivalent net interest margin	3.23%	3.23%	3.18%	3.40%	3.13%

Capital Ratios:
Tier 1 leverage capital ratio	8.87%	9.32%	9.01%	10.35%	6.61%
Tier 1 risk-based capital ratio	14.15%	14.29%	13.57%	15.34%	9.95%
Total risk-based capital ratio	15.78%	16.06%	15.41%	17.14%	11.60%

Asset Quality Ratios:
Net charge-offs to average loans	0.23%	0.37%	0.24%	0.13%	0.21%
Allowance for loan losses to total loans	0.99%	1.13%	1.21%	1.17%	0.86%
Allowance for loan losses to non-performing loans	82.1%	63.7%	62.1%	85.2%	123.7%
Non-performing loans to total loans	1.21%	1.77%	1.95%	1.37%	0.70%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the years ended December 31, 2012, 2011, and 2010, and financial condition at December 31, 2012, and 2011, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully tax-equivalent basis. Specifically, included in 2012, 2011 and 2010 interest income was $3,336, $3,051 and $3,419, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax-equivalent adjustments of $1,628, $1,471 and $1,623 in 2012, 2011 and 2010, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this Annual Report on Form 10-K provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2012, the Company had consolidated assets of $1.30 billion and was one of the larger independent community banking institutions in the state of Maine.

The Company’s principal asset is all of the capital stock of Bar Harbor Bank & Trust (the “Bank”), a community bank incorporated in March, 1887. With fifteen (15) branch office locations, the Company is a diversified financial services provider, offering a full range of banking services and products to individuals, businesses, governments, and not-for-profit organizations throughout downeast, midcoast and central Maine.

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

Business Strategy

The Company, as a diversified financial services provider, pursues a strategy of achieving long-term sustainable growth, profitability, and shareholder value, without sacrificing its soundness. The Company works toward achieving this goal by focusing on increasing its loan and deposit market share in downeast, midcoast and central Maine, either organically or by way of strategic acquisitions. The Company believes one of its more unique strengths is an understanding of the financial needs of coastal communities and the businesses vital to Maine’s coastal economy, namely: tourism, hospitality, retail establishments and restaurants, seasonal lodging and campgrounds, biological research laboratories, lobster and other fishing, boat building, and marine services.

Operating under a community banking philosophy, the Company’s key strategic focus is vigorous financial stewardship, by deploying investor capital safely yet efficiently for the best possible returns. The Company strives to provide unmatched service to its customers, while maintaining strong asset quality and a focus toward improving operating efficiencies. In managing its earning asset portfolios, the Company seeks to utilize funding and capital resources within well-defined credit, investment, interest-rate and liquidity guidelines. In managing its balance sheet the Company seeks to preserve the sensitivity of net interest income to changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity under prevailing and expected conditions, and strives to maintain a balanced and appropriate mix of loans, securities, core deposits, brokered deposits and borrowed funds.

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

Summary Financial Results

For the year ended December 31, 2012, the Company reported net income of $12,466 compared with $11,043 for the year ended December 31, 2011, representing an increase of $1,423, or 12.9%. The Company’s 2012 diluted earnings per share amounted to $3.18 compared with $2.85 in 2011, representing an increase of $0.33, or 11.6%.

The Company’s 2012 return on average shareholders’ equity amounted to 9.93% compared with 9.94% in 2011.  The Company’s 2012 return on average assets amounted to 1.00%, compared with 0.96% in 2011.

As previously announced, on August 10, 2012 the Bank acquired substantially all assets and assumed certain liabilities including all deposits of Border Trust Company (“Border Trust”), a subsidiary of Border Bancshares, Inc., headquartered in Augusta, Maine. The Bank acquired $38,520 of deposits and $33,606 in loans, as well as three branch offices (two of which were leased) located in Kennebec and Sagadahoc Counties. The Bank paid a core deposit premium of 3.85%, or $1,115, and purchased the loan portfolio, excluding selected non-performing loans, at a discount of 2.16%, or $749. In connection with this transaction, the Bank recorded estimated goodwill of $1,777 and an estimated core deposit intangible of $783, or 2.7% of core deposits. The Bank also recorded $863 in non-recurring expenses, including employee severance, professional fees, and other conversion and integration related expenses.

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

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of probable loss in the loan portfolio. Management regularly evaluates the allowance for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income, and when a greater amount of provision for loan losses is necessary, the result is lower net income. Refer to Part II, Item 7, Allowance for Loan Losses and Provision, and Part II, Item 8, Note 4, Loans and allowance for loan losses, of the Consolidated Financial Statements, in this Annual Report on Form 10-K, for further discussion and analysis concerning the allowance.

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

Securities that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the cause of the impairment; (b) the financial condition, credit rating and future prospects of the issuer; (c) whether the debtor is current on contractually-obligated interest and principal payments; (d) the volatility of the securities fair value; (e) performance indicators of the underlying assets in the security including default rates, delinquency rates, percentage of non-performing assets, loan to collateral value ratios, third party guarantees, current levels of subordination, vintage, and geographic concentration and; (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of the receipt of all principal and interest due.

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

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2012 and 2011, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes its annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2012, there was no indication of impairment that led the Company to believe it needed to perform a two-step test.

Identifiable intangible assets, included in other assets on the consolidated balance sheet, consist of core deposit intangibles amortized over their estimated useful lives on a straight-line method, which approximates the economic benefits to the Company. These assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.

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

FINANCIAL CONDITION

Asset/Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets represented 95.6% and 96.4% of total average assets during 2012 and 2011, respectively.

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

Earning Assets

For the year ended December 31, 2012, the Company’s total average earning assets amounted to $1,196,800, compared with $1,109,843 in 2011, representing an increase of $86,957, or 7.8%. The 2012 increase in average earning assets was principally attributed to a $61,905 or 8.6% increase in the Bank’s average loan portfolio and, to a lesser extent, a $23,863 or 6.4% increase in average securities.

The tax-equivalent yield on total average earning assets amounted to 4.38% in 2012 compared with 4.72% in 2011, representing a decline of 34 basis points. The weighted average yield on the Bank’s securities portfolio declined 72 basis points to 3.90% in 2012, largely reflecting the ongoing replacement of accelerated mortgage-backed securities cash flows in a historically low interest rate environment combined with incremental securities purchases at low prevailing market yields. The weighted average yield on the Bank’s loan portfolio declined 15 basis points to 4.72% in 2012, largely reflecting the ongoing origination and competitive re-pricing of certain commercial loans and the origination and refinancing of residential mortgage loans during a period of historically low interest rates.

For the year ended December 31, 2012, total tax-equivalent interest income amounted to $52,466 compared with $52,378 in 2011, representing an increase of $88, or 0.2%. Interest income from the securities portfolio declined $1,770 or 10.2% in 2012 compared with 2011, but this decline was largely offset by a $1,819 or 5.2% increase in interest income from the loan portfolio above 2011 levels.

Total Assets

The Company’s assets principally consist of loans and securities, which at December 31, 2012 represented 62.6% and 32.1% of total assets, compared with 62.4% and 32.7% at December 31, 2011, respectively.

At December 31, 2012, the Company’s total assets stood at $1,302,935 compared with $1,167,466 at December 31, 2011, representing an increase of $135,469, or 11.6%. The increase in total assets was principally attributed to a $86,001 or 11.8% increase in total loans, followed by a $36,160 or 9.5% increase in securities.

Securities

The average securities portfolio represented 33.4% of the Company’s average earning assets in 2012 and generated 29.7% of its total tax-equivalent interest and dividend income, compared with 33.9% and 33.1% in 2011, respectively.

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

The securities portfolio is primarily comprised of mortgage-backed securities (“MBS”) issued by U.S. government agencies, U.S. Government-sponsored enterprises, and other non-agency, private-label issuers.  The securities portfolio also includes tax-exempt obligations of state and political subdivisions thereof.

Total Securities: At December 31, 2012, total securities stood at $418,040 compared with $381,880 at December 31, 2011, representing an increase of $36,160, or 9.5%. Securities purchased during 2012 consisted of mortgage-backed securities issued and guaranteed by U.S. Government agencies and sponsored enterprises and, to a lesser extent, tax exempt obligations of state and political subdivisions.

Securities Available for Sale: Securities available for sale represented 100% of total securities at December 31, 2012 and 2011.

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

The following table summarizes the securities available for sale portfolio as of December 31, 2012 and 2011:

	December 31, 2012
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$238,974	$ 7,913	$1,064	$245,823
US Government agency	82,397	2,080	216	84,261
Private label	8,063	571	521	8,113
Obligations of states and political subdivisions thereof	76,335	4,040	532	79,843
Total	$405,769	$14,604	$2,333	$418,040

	December 31, 2011
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 23	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	225,962	9,414	127	235,249
US Government agency	72,585	2,932	23	75,494
Private label	13,504	201	1,492	12,213
Obligations of states and political subdivisions thereof	58,160	2,199	2,458	57,901
Total	$371,211	$14,769	$4,100	$381,880

Mortgage-backed Securities Issued by U.S. Government-sponsored Enterprises: This category of securities represents mortgage backed securities issued and guaranteed by U.S. Government-sponsored enterprises, specifically, FNMA and FHLMC. These Government-sponsored enterprises were placed under the conservatorship of the U.S. Government on September 7, 2008. In August of 2011, Standard and Poor’s, a major credit rating agency, downgraded all debt issued and guaranteed by the United States from “AAA” to “AA+”. Accordingly, all of these securities were credit rated “AA+” at December 31, 2012.

At December 31, 2012, the amortized cost of mortgage-backed securities issued by U.S. Government-sponsored enterprises totaled $238,974, compared with $225,962 at December 31, 2011, representing an increase of $13,012, or 5.8%. At December 31, 2012, the amortized cost of mortgage-backed securities issued by U.S. Government enterprises comprised 58.9% of the securities portfolio, compared with 60.9% at December 31, 2011.

At December 31, 2012, the Bank’s weighted average yield on mortgage-backed securities issued by U.S. Government-sponsored enterprises amounted to 3.29% compared with 3.97% at December 31, 2011. The decline in the weighted average securities yield was largely attributed to the ongoing replacement of accelerated mortgage-backed securities cash flows in a historically low interest rate environment combined with incremental securities purchases at low prevailing market yields. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity driven by historically low interest rates, a variety of government stimulus programs, quantitative easing efforts by the Federal Reserve, as well as continuing credit defaults.

Mortgage-backed Securities Issued by U.S. Government Agencies: This category of securities represents mortgage-backed securities backed by the full faith and credit of the U.S. Government, such as the Government National Mortgage Association (“GNMA”). All of these securities were credit rated “AA+” at December 31, 2012 and 2011.

At December 31, 2012, the total amortized cost of the Bank’s mortgage-backed securities issued by U.S. Government agencies totaled $82,397, compared with $72,585 at December 31, 2011, representing an increase of $9,812, or 13.5%. At December 31, 2012, the amortized cost of mortgage-backed securities issued by U.S. Government agencies comprised 20.3% of the Bank’s securities portfolio, compared with 19.6% at December 31, 2011.

At December 31, 2012, the weighted average yield on mortgage-backed securities issued by U.S. Government agencies amounted to 2.77%, compared with 3.61% at December 31, 2011. The decline in the weighted average yield was largely attributed to the ongoing replacement of accelerated portfolio cash flows in a historically low interest rate environment, combined with incremental securities purchases at low prevailing market yields.

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

At December 31, 2012, the total amortized cost of the Bank’s private-label MBS amounted to $8,063, compared with $13,504 at December 31, 2011, representing a decline of $5,441, or 40.3%. This decline was principally attributed to principal pay downs on the underlying securities collateral throughout 2012 and, to a lesser extent, OTTI losses. At December 31, 2012, the amortized cost of mortgage-backed securities issued by private-label issuers comprised 2.0% of the Bank’s securities portfolio, compared with 3.6% at December 31, 2011.

At December 31, 2012, the weighted average yield on the Bank’s private-label mortgage-backed securities portfolio amounted to 13.66%, compared with 7.91% at December 31, 2011.

At December 31, 2012, $4,425 of the total amortized cost of the Bank’s private-label mortgage-backed securities portfolio was rated below investment grade by at least one of the major credit rating agencies, compared with $7,483 at December 31, 2012. All of these below investment grade securities had been rated “AAA” by the credit rating agencies at the date of purchase and continued to be rated “AAA” through December 31, 2007. Beginning in 2008 and continuing through 2012, unprecedented market stresses began affecting all mortgage-backed securities (Government agency and private-label) as the economy in general and the housing market in particular seriously deteriorated. As a result, the Bank revised its assessments as to the full recoverability of its private-label MBS, which necessitated OTTI write-downs under existing accounting standards each year since 2008. Refer to Part II, item 8, Notes to Consolidated Financial Statements, Notes 1 and 3 in this Annual Report on Form 10-K for further information on OTTI.

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

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2012, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2012 and 2011, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at December 31, 2012 all municipal bond issuers were current on contractually obligated interest and principal payments.

At December 31, 2012, the amortized cost of the Bank’s municipal bond portfolio, totaled $76,335, compared with $58,160 at December 31, 2011, representing an increase of $18,175, or 31.3%. At December 31, 2012, the amortized cost of municipal bonds comprised 18.8% of the Bank’s securities portfolio, compared with 15.7% at December 31, 2011. At December 31, 2012, the fully tax-equivalent yield on the Bank’s municipal bond portfolio amounted to 6.31%, compared with 7.23% at December 31, 2011.

Securities Maturity Distribution and Weighted Average Yields:  The following table summarizes the maturity distribution of the amortized cost of the Bank’s securities portfolio and weighted average yields of such securities on a fully tax-equivalent basis as of December 31, 2012. The Bank recognizes the amortization of premiums and accretion of discounts in interest income using the interest method over the estimated life of the security.  The maturity distribution is based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

SECURITIES

MATURITY SCHEDULE AND WEIGHTED AVERAGE YIELDS

DECEMBER 31, 2012

(at fair value)

	One Year or Less		Greater than One Year to Five Years		Greater than Five to Ten Years		Greater than Ten Years		Total
	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield

Mortgage-backed securities:
US Government- sponsored enterprises	$19	4.44%	$ 946	4.77%	$16,393	3.89%	$228,465	3.24%	$ 245,823	3.29%
US Government agency	5	2.14%	498	6.34%	7,775	2.41%	75,983	2.79%	84,261	2.77%
Private label	---	0.00%	396	5.84%	494	7.34%	7,223	14.44%	8,113	13.66%
Obligations of states and political subdivisions thereof	---	0.00%	159	4.46%	2,229	6.24%	77,455	6.31%	79,843	6.31%
Total	$24		$1,999		$26,891		$389,126		$ 418,040

Securities Concentrations: At December 31, 2012 and 2011, the Bank did not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceeded 5% of the Company’s shareholders’ equity.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at December 31, 2012, amounted to an excess of $2,333, or 0.6% of the total amortized cost of the securities portfolio. At December 31, 2011 this amount represented an excess of $4,100, or 1.1% of the total amortized cost of the securities portfolio. As of December 31, 2012, unrealized losses on securities in a continuous unrealized loss position more than twelve months amounted to $744, compared with $3,707 at December 31, 2011.

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to Part II, Item 8, Notes 1 and 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

At December 31, 2012, the Bank’s investment in FHLB stock totaled $18,189, compared with $16,068 at December 31, 2011, representing an increase of $2,121 or 13.2% compared with December 31, 2011. The increase in FHLB stock was attributed to higher borrowing levels in 2012 compared with 2011.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value. However, in 2009 the FHLB announced a moratorium on such redemptions in order to preserve its capital in response to current market conditions and declining retained earnings. This moratorium continued throughout 2010, 2011 and 2012. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership.

In the first quarter of 2009, the FHLB advised its members that it was focusing on preserving capital in response to other-than-temporary impairment losses it had sustained, declining capital ratios and ongoing market volatility. Accordingly, dividend payments for all of 2009 and 2010 were suspended. Following five consecutive quarters of profitability, the FHLB’s board of directors declared quarterly cash dividends throughout 2011 and 2012. The FHLB has continued its profitability for each quarter since the reinstatement of its dividend.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of December 31, 2012, and was classified as “adequately capitalized” by its regulator, the Federal Housing Finance Agency, based on the FHLB’s financial information at September 30, 2012. The FHLB also reported a total regulatory capital-to-assets ratio of 10.6% at December 31, 2012, exceeding the regulatory minimum regulatory requirement of 4.0%, and its permanent capital was $4.3 billion, exceeding its $719.2 million minimum regulatory risk-based capital requirement. Furthermore, the ratio of the FHLB’s market value of equity to its par value of capital stock was 108% at December 31, 2012, compared with 95% at December 31, 2011.

The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to government-sponsored enterprises through the U.S. Treasury. Based on the capital adequacy, liquidity position and return to profitability of the FHLB, Company management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2012. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At December 31, 2012, total loans amounted to $815,004, compared with $729,003 at December 31, 2011, representing an increase of $86,001, or 11.8%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc Maine. The following table summarizes the major components of the Bank’s loan portfolio, net of deferred loan fees and costs, as of December 31 over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2012	2011	2010	2009	2008

Commercial real estate mortgages	$324,493	$285,484	$283,799	$260,713	$204,588
Commercial and industrial	59,373	62,450	57,323	59,446	65,717
Commercial construction and land development	22,120	30,060	32,114	26,901	32,086
Agricultural and other loans to farmers	24,922	26,580	24,359	22,192	19,390
Total commercial loans	430,908	404,574	397,595	369,252	321,781

Residential real estate mortgages	297,103	239,799	231,434	225,750	249,543
Home equity loans	53,303	51,462	54,289	54,889	51,095
Other consumer loans	19,001	22,906	4,417	4,665	4,773
Total consumer loans	369,407	314,167	290,140	285,304	305,411

Tax exempt loans	15,244	9,700	12,126	14,138	5,358

Net deferred loan costs and fees	(555)	562	809	798	1,053
Total loans	815,004	729,003	700,670	669,492	633,603
Allowance for loan losses	(8,097)	(8,221)	(8,500)	(7,814)	(5,446)
Total loans net of allowance for loan losses	$806,907	$720,782	$692,170	$661,678	$628,157

At December 31, 2012, commercial loans comprised 52.9% of the total loan portfolio, compared with 55.5% at December 31, 2011. Consumer loans, which principally consisted of residential real estate mortgage loans, comprised 45.3% of total loans compared with 43.1% at December 31, 2011.

Factors contributing to the changes in the loan portfolio are enumerated in the following discussion and analysis.

Commercial Loans: The Bank offers a variety of commercial lending products including term loans and lines of credit. The Bank offers a broad range of short to medium term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure. Commercial loans are provided primarily to organizations and sole proprietors in the tourism, hospitality, healthcare, blueberry, boatbuilding, biological research, and fishing industries, as well as to other small and mid-size businesses associated with the coastal communities of Maine.

Commercial loans are approved using a combination of individual loan authorities, and a Directors’ Loan Committee.  For loan relationships below $500, loans are approved using individual loan authorities.  For loan relationships over $500 but less than $1,000, loans are approved by two Senior Signers.  The Bank has four Senior Signers – the President and CEO, the EVP of Business Banking, the EVP of Retail Banking and the EVP and Chief Risk Officer.  Loans to customer relationships over $1,000 require (with some limited exceptions as permitted in the Bank’s lending policy) approval by the Bank’s Directors’ Loan Committee, a formal Committee of the Bank’s Board of Directors.  Any loans approved under any of the limited exceptions permitted by the Bank’s lending policy are ratified by the Directors’ Loan Committee, which meets regularly.

At December 31, 2012, total commercial loans amounted to $430,908, compared with $404,574 at December 31, 2011, representing an increase of $26,334, or 6.5%. Commercial loans acquired in connection with the Border Trust acquisition accounted for approximately $9,297 or 35.3% of the total 2012 growth in commercial loans.

Commercial loan growth has generally been challenged by a still troubled economy, continued economic uncertainty, diminished demand, and strong competition for quality loans. In addition to the Border Trust transaction, Bank management attributes the continued growth of commercial loans in 2012 to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a local economy that has fared better than the nation as a whole.

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage (“CRE”) loans ended the year at $324,493, compared with $285,484 at December 31, 2011, representing an increase of $39,009 or 13.7%. This category of loans represented 39.8% of the total loan portfolio at December 31, 2012, compared with 39.2% at December 31, 2011.

The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at December 31, 2012, approximately 31.4% of the commercial real estate mortgage portfolio is represented by loans to the lodging industry, compared with 34.8% at December 31, 2011. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

Commercial and Industrial Loans: At December 31, 2012, commercial and industrial loans totaled $59,373, compared with $62,450 at December 31, 2011, representing a decline of $3,077, or 4.9%. This category of loans represented 7.3% of the total loan portfolio at December 31, 2012, compared with 8.6% at December 31, 2011. The size of the commercial and industrial loan portfolio is reflective of the Bank’s market area demographics, which have historically limited the opportunity and growth potential in this particular category of loans.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitability, and prudently expand their business. Commercial and industrial loans are primarily made in the Bank’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Bank takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower or principal. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial and industrial loans is principally due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and, if not successful, these loans are primarily secured by tangible, non-real estate collateral. As a result of these additional complexities, variables and risks, commercial and industrial loans generally require more thorough underwriting and servicing than other types of loans.

Commercial Construction and Land Development Loans: At December 31, 2012, commercial construction and development loans totaled $22,120, compared with $30,060 at December 31, 2011, representing a decline of $7,940, or 26.4%. This category of loans represented 2.7% of the total loan portfolio at December 31, 2012, compared with 4.1% at December 31, 2011. The decline in commercial construction and land development loans compared with December 31, 2011 was attributed to loans that paid down during the year and loans that were converted to permanent financing after the project’s construction phase.

The Bank makes loans to finance the construction of residential and, to a lesser extent, non-residential properties. Construction loans generally are collateralized by first liens on real estate. The Bank conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described immediately above are also used in the Bank’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced against a project under construction and the project is of uncertain value prior to its completion.  Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. In many cases the success of the project can also depend upon the financial support/strength of the sponsorship.  If the Bank is forced to foreclose on a project prior to completion, there is no assurance that the Bank will be able to recover the entire unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Agricultural and Other Loans to Farmers: Loans to finance agricultural production and other loans to farmers totaled $24,922 as of December 31, 2012, compared with $26,580 at December 31, 2011, representing a decline of $1,658, or 6.2%. This category of loans represented 3.1% of the total loan portfolio at December 31, 2012, compared with 3.6% at December 31, 2011. The communities served by the Bank generally offer limited opportunities for lending in this industry sector.  This category of loans principally includes loans related to Maine’s wild blueberry industry.

Consumer Loans: At December 31, 2012, total consumer loans, which principally consisted of residential real estate mortgage loans, stood at $369,407 compared with $314,167 at December 31, 2011, representing an increase of $55,240, or 17.6%.

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

Residential real estate mortgage loans totaled at $297,103 as of December 31, 2012, compared with $239,799 at December 31, 2011, representing an increase of $57,304, or 23.9%.  This increase was largely attributed to the purchase of loans from Border Trust as well as the purchase of a New England based portfolio of residential mortgage loans during the first quarter of 2012.

Residential mortgage loan origination activity continued at a relatively moderate pace during 2012, largely reflecting current economic conditions and still depressed real estate market values. During 2012, loans originated and closed by the Bank were largely offset by accelerated loan re-financings and principal pay-downs from the existing residential real estate loan portfolio, as borrowers continued to take advantage of historically low interest rates. All 2012 residential real estate loan originations were held in the Bank’s loan portfolio, versus sold into the secondary market. This category of loans represented 36.5% of the Bank’s total loan portfolio at December 31, 2012, compared with 32.9% at December 31, 2011.

Home Equity Loans: The Bank originates home equity lines of credit and second mortgage loans (loans which are secured by a junior lien position on one-to-four-family residential real estate). These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral. Risk is reduced through underwriting criteria, which include credit verification, appraisals and evaluations, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

Home equity loans totaled $53,303 at December 31, 2012, compared with $51,462 at December 31, 2011, representing an increase of $1,841, or 3.6%. This category of loans represented 6.5% of the Bank’s total loan portfolio at December 31, 2012, compared with 7.1% at December 31, 2011. Approximately 96% of the Bank’s home equity loan portfolio is represented by variable rate loans indexed to the Prime interest rate.

Other Consumer Loans: Loans to individuals for household, family and other personal expenditures (“other consumer loans”) totaled $19,001 at December 31, 2012, compared with $22,906 at December 31, 2011, representing a decline of $3,905, or 17.0%. This category of loans represented 2.3% of the Bank’s total loan portfolio at December 31, 2012, compared with 3.1% at December 31, 2011. Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank does not campaign aggressively for consumer installment loans. However, in early 2011 the Bank purchased a Maine-based, seasoned portfolio of prime consumer loans. The underlying collateral supporting these consumer loans consisted of recreational vehicles and vessels (i.e. pleasure boats). The 2012 decline in other consumer loans principally resulted from normal principal pay downs that were not replaced with new consumer installment loan originations.

Tax Exempt Loans:  Tax-exempt loans totaled $15,244 at December 31, 2012, compared with $9,700 at December 31, 2011, representing an increase of $5,544, or 57.2%. Tax-exempt loans represented 1.9% of the total loan portfolio at December 31, 2012, compared with 1.3% at December 31, 2011.

Tax-exempt loans include loans to local government municipalities, not-for-profit organizations, and other organizations that qualify for tax-exempt treatment. Government municipality loans typically have short maturities (e.g., tax anticipation notes, etc.). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins.

Loan Concentrations: Because of the Bank’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2012, approximately $105,699 or 13.0% of the Bank’s loan portfolio was represented by loans to the lodging industry, compared with $99,345 or 13.6% at December 31, 2011. Loan concentrations continued to principally reflect the Bank’s business region.

Real Estate Loans Under Foreclosure: At December 31, 2012, real estate loans under foreclosure totaled $1,567 compared with $4,090 at December 31, 2011, representing a decline of $2,523, or 61.7%.

At December 31, 2012, real estate loans under foreclosure were represented by thirteen residential mortgage loans totaling $1,073, one commercial land loan totaling $330, two commercial real estate loans totaling $107 and one agricultural loan totaling $57.

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

At December 31, 2012, total OREO amounted to $2,780, compared with $2,699 as of December 31, 2011, representing an increase of $81 or 3.0%. Seven residential and seven commercial properties comprised the December 31, 2012 balance of OREO.

Mortgage Loan Servicing: The Bank, from time to time, will sell residential mortgage loans to other institutions and investors such as the FHLMC. The Bank has generally sold fixed rate, long term, low-coupon mortgages as a means of managing interest rate risk. The sale of loans also allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2012, the unpaid balance of mortgage loans serviced for others totaled $17,728 compared with $26,566 at December 31, 2011, representing a decline of $8,838 or 33.3%. During 2012 and 2011, all of the residential mortgage loans originated by the Bank were held in its loan portfolio.

Loan Portfolio Interest Rate Composition: The following table summarizes the commercial, tax-exempt and consumer components of the loan portfolio by fixed and variable interest rate composition, as of December 31, 2012 and 2011:

	2012	2011
Commercial:
Fixed	$ 65,865	$ 55,701
Variable	364,765	349,154
Total	$430,630	$404,855

Tax exempt:
Fixed	$ 6,239	$ 4,875
Variable	9,005	4,825
Total	$ 15,244	$ 9,700

Consumer:
Fixed	$269,623	$210,440
Variable	99,507	104,008
Total	$369,130	$314,448

Total loans:
Fixed	$341,727	$271,016
Variable	473,277	457,987
Total	$815,004	$729,003

At December 31, 2012, fixed and variable rate loans comprised 41.9% and 58.1% of the loan portfolio, respectively, compared with 37.2% and 62.8% at December 31, 2011. Over the past few years variable rate loans comprised a larger portion of the commercial loan portfolio compared with historical levels. Bank management believes this was principally driven by the historically low Prime interest rate, which is the index used for most of the Bank’s variable rate commercial loans. Most new borrowers elected Prime based loan pricing, while some existing borrowers renegotiated their higher cost fixed rate borrowings to lower cost Prime based borrowings.

Loan Maturities and Re-pricing Distribution:  The following table summarizes fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2012 and 2011. Actual maturity dates may differ from contractual maturity dates due to prepayments, modifications and re-financings.

Maturities	2012	2011

One year or less	$227,871	$226,476
Over 1 - 5 years	151,077	147,801
Over 5 years	436,056	354,726
Total loans	$815,004	$729,003

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, and oversight from the Bank's Chief Risk Officer, the Bank’s Senior Loan Officers’ Committee, the Directors’ Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed by an independent loan review function, which reports to the Audit Committee of the Board of Directors.

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

TOTAL NON-PERFORMING LOANS

AT DECEMBER 31

	2012	2011	2010	2009	2008

Commercial real estate mortgages	$1,888	$ 2,676	$ 3,572	$3,096	$1,645
Commercial and industrial loans	818	1,078	778	237	294
Commercial construction and land development	2,359	3,753	5,899	392	---
Agricultural and other loans to farmers	664	595	254	1,848	199
Total commercial loans	5,729	8,102	10,503	5,573	2,138

Residential real estate mortgages	3,017	4,266	3,022	2,522	1,721
Home equity loans	814	266	146	304	26
Other consumer loans	72	273	---	5	16
Total consumer loans	3,903	4,805	3,168	2,831	1,763

Total non-accrual loans	9,632	12,907	13,671	8,404	3,901
Accruing loans contractually past due 90 days or more	235	---	6	772	503
Total non-performing loans	$9,867	$12,907	$13,677	$9,176	$4,404

Allowance for loan losses to non-performing loans	82.1%	63.7%	62.1%	85.2%	123.7%
Non-performing loans to total loans	1.21%	1.77%	1.95%	1.37%	0.70%
Allowance to total loans	0.99%	1.13%	1.21%	1.17%	0.86%

At December 31, 2012, total non-performing loans amounted to $9,867, compared with $12,907 at December 31, 2011, representing a decline of $3,040, or 23.6%. At December 31, 2012, total non-performing loans represented 1.21% of total loans, down from 1.77% as of December 31, 2011. As more fully discussed below, one commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $2,029, or 20.6% of total non-performing loans at December 31, 2012.

Non-performing commercial real estate mortgages totaled $1,888 at December 31, 2012, down from $2,676 at December 31, 2011. At December 31, 2012, non-performing commercial real estate mortgages were represented by eleven business relationships, with outstanding balances ranging from $24 to $313.

Non-performing commercial and industrial loans totaled $818 at December 31, 2012, down from $1,078 at December 31, 2011.  At December 31, 2012, non-performing commercial and industrial loans were represented by ten business relationships, with outstanding balances ranging from $15 to $170.

Non-performing commercial construction and land development loans totaled $2,359 at December 31, 2012, down from $3,753 at December 31, 2011. At December 31, 2012, non-performing commercial construction and land development loans were represented by two business relationships, including a $2,029 commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the existing housing units. This loan is impaired and was put on non-accrual status in late 2010. To date, the Bank has charged off $2,014 of the original outstanding balance of this collateral dependent impaired loan, of which $192 was recorded in 2012 and $1,822 in 2011. These charge-offs were based on current appraisals and revised prospects for future cash flows. This loan is recorded at fair value in the Company’s financial statements.

Non-performing residential real estate mortgages totaled $3,017 at December 31, 2012, down from $4,266 at December 31, 2011. At December 31, 2012, non-performing residential real estate loans were represented by thirty-one, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $3 to $572.

Non-performing home equity loans totaled $814 at December 31, 2012, up from $266 at December 31, 2011. At December 31, 2012, non-performing home equity loans were represented by ten relationships with outstanding balances ranging from $8 to $391.

Non-performing loans also included two loans totaling $235 that were past due 90 days or more and still accruing interest, including one commercial and industrial loan for $216 and one consumer loan for $19. These loans were in the process of collection and management determined that they were secured by sufficient collateral to fully extinguish the outstanding balance.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at December 31, 2012, Bank management is cognizant of the weakened real estate market, elevated unemployment rates and soft economic conditions overall. Bank management believes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence, monetary policy, and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $3,529 and $3,458 at December 31, 2012, and 2011, or 0.43% and 0.47% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

On an ongoing basis, the Bank reviews the commercial loan portfolio for evidence of potential problem loans. Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as non-performing at some time in the future.

At December 31, 2012, the Bank identified thirty-three commercial relationships totaling $10,297 as potential problem loans, or 1.27% of total loans. At December 31, 2011, the Bank identified nineteen commercial relationships totaling $9,990 as potential problem loans, or 1.36% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

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

As of December 31, 2012, the Bank had four real estate secured and three commercial and industrial loans, to four relationships, totaling $934, that were classified as TDRs.  At December 31, 2012, three TDRs totaling $114 were past due or classified as non-performing.

As of December 31, 2011, the Bank had four real estate secured loans to two relationships totaling $913 that were classified as TDRs.  At December 31, 2011, one TDR for $82 was classified as non-performing.

Allowance for Loan Losses: At December 31, 2012, the allowance for loan losses (the “allowance”) stood at $8,097, compared with $8,221 at December 31, 2011, representing a decrease of $124, or 1.5%. The decline in the allowance from December 31, 2011 was principally attributed to improved credit quality metrics, including a 23.6% decline in non-performing loans and stable levels of delinquent loans and potential problem loans. The decline in the allowance was also attributed to the elimination of certain loan specific loss allowances for loans that were charged off during 2012.

At December 31, 2012, the allowance expressed as a percentage of total loans stood at 0.99%, down from 1.13% at December 31, 2011. The foregoing ratio decline was largely attributed to $86,001 in loan growth during 2012, a large portion of which represented purchased loans recorded at fair value.

At December 31, 2012, the allowance expressed as a percentage of non-performing loans amounted to 82.1% compared with 63.7% at December 31, 2011.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as an expedient, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $3,149 as of December 31, 2012, compared with $4,827 as of December 31, 2011. The related allowances for loan losses on these impaired loans amounted to $120 and $200 as of December 31, 2012 and 2011, respectively.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $37, $5, and $79 for the years ended December 31, 2012, 2011 and 2010, respectively.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during 2012 compared with 2011.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at December 31, 2012, is appropriate for the risks inherent in the loan portfolio.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES

SUMMARY OF LOAN LOSS EXPERIENCE

	2012	2011	2010	2009	2008

Balance at beginning of period	$ 8,221	$ 8,500	$ 7,814	$ 5,446	$ 4,743
Charge offs:
Commercial real estate mortgages	474	$ 423	$ 296	$ 74	$ 280
Commercial and industrial	102	123	652	280	858
Commercial construction and land development	344	1,943	167	---	---
Agricultural and other loans to farmers	160	---	396	68	3
Residential real estate mortgages	568	254	160	455	86
Other consumer loans	294	90	103	78	106
Home equity loans	92	94	100	40	3
Total charge-offs	2,034	2,927	1,874	995	1,336

Recoveries:
Commercial real estate mortgages	9	$ 8	$ 3	$ ---	$ 2
Commercial and industrial loans	25	82	10	13	---
Commercial construction and land development	---	77	---	---	---
Agricultural and other loans to farmers	82	45	5	8	1
Residential real estate mortgages	104	---	106	119	17
Other consumer loans	38	41	69	16	24
Home equity loans	---	---	40	---	---
Total recoveries	258	253	233	156	44

Net charge-offs	1,776	2,674	1,641	839	1,292
Provision charged to operations	1,652	2,395	2,327	3,207	1,995

Balance at end of period	$ 8,097	$ 8,221	$ 8,500	$ 7,814	$ 5,446

Average loans outstanding during period	$779,800	$717,895	$681,988	$655,201	$611,373

Annualized net charge-offs to average loans outstanding	0.23%	0.37%	0.24%	0.13%	0.21%

For the year ended December 31, 2012, total net loan charge-offs amounted to $1,776, representing a decline of $898, or 33.6%, compared with 2011. Total net charge-offs to average loans outstanding amounted to 0.23% in 2012, compared with 0.37% in 2011. The Bank’s 2011 loan losses significantly exceeded historical experience, with total net loan charge-offs amounting to $2,674, of which $1,822 or 68.1% was attributed to the non-performing affordable housing project loan discussed above.

The following table presents the five-year summary of the allowance by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(at December 31)

	2012		2011		2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial and Industrial, and agricultural	$1,329	10.35%	$1,653	12.22%	$1,460	11.66%	$1,812	12.19%	$1,546	13.43%
Commercial and Consumer real estate mortgages:
Real estate-construction And land development	515	2.71%	594	4.12%	999	4.58%	349	4.02%	251	5.06%
Real estate-mortgage	5,905	82.74%	5,602	79.19%	5,858	81.40%	5,377	80.98%	3,414	79.91%
Installments and other Loans to individuals	207	2.33%	286	3.14%	73	0.63%	122	0.70%	169	0.75%
Tax exempt	141	1.87%	86	1.33%	110	1.73%	154	2.11%	66	0.85%
TOTAL	$8,097	100.00%	$8,221	100.00%	$8,500	100.00%	$7,814	100.00%	$5,446	100.00%

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

At December 31, 2012, the cash surrender value of BOLI amounted to $7,633, compared with $7,377 at December 31, 2011, representing an increase of $256, or 3.5%, compared with December 31, 2011.

Other Assets

The Company’s other assets are principally comprised of accrued interest receivable, prepaid FDIC insurance assessments, deferred income taxes and other real estate owned.

At December 31, 2012 total other assets amounted to $12,984, compared with $13,391 at December 31, 2011, representing a decline of $407, or 3.0%. The decline in other assets principally attributed to a decline in prepaid FDIC insurance assessments.

Funding Sources

The Bank utilizes various traditional sources of funding to support its earning asset portfolios. Funding sources principally consist of retail deposits and, to a lesser extent, borrowings from the Federal Home Loan Bank of Boston (“FHLB”) of which it is a member, and certificates of deposit obtained from the national market.

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

Total Deposits: At December 31, 2012, total deposits amounted to $795,012 compared with $722,890 at December 31, 2011, representing an increase of $72,122, or 10.0%. The deposits acquired in connection with the Border Trust transaction accounted for approximately $38,520 of the growth in total deposits.

Demand Deposits: The Bank’s demand deposits are principally business accounts, which account for approximately two-thirds of total demand deposits. At December 31, 2012, total demand deposits amounted to $71,865, compared with $62,648 at December 31, 2011, representing an increase of $9,217, or 14.7%. As discussed above, the Bank’s deposits are seasonal in nature and the timing and extent of seasonal swings vary from year to year. This is particularly the case with demand deposits. For the year ended December 31, 2012, total average demand deposits amounted to $67,900, compared with $61,553 in 2011, representing an increase of $6,347, or 10.3%. The increase in demand deposits was largely attributed to a strong tourist season in the local communities served by the Bank combined with new customer relationships, including those acquired in connection with the Border Trust transaction.

The Bank strives to attract demand deposits in connection with its commercial lending activities, on a total relationship basis. The Bank’s business checking account offerings include Easy Business Checking, Small Business Checking, Business Checking with Interest, Business Plus Checking, and Non-Profit Business Plus Checking, each designed to help business owners manage the varying financial aspects of their business. The Bank also offers Remote Deposit Capture, enabling its business customers to deposit checks remotely. Business demand deposits are also generated by way of the Bank’s Merchant Credit Card Processing Program.

NOW Accounts:  Bank offers interest bearing NOW accounts to individuals, not-for-profit organizations. At December 31, 2012, total NOW accounts amounted to $122,750, compared with $99,120 at December 31, 2011, representing an increase of $23,630, or 23.8%. For the year ended December 31, 2012, average NOW accounts amounted to $103,955, compared with $84,151 in 2011, representing an increase of $19,804 or 23.5%.

Savings and Money Market Deposits:  At December 31, 2012, total savings and money market accounts amounted to $229,986, compared with $206,704 at December 31, 2011, representing an increase of $23,282, or 11.3%. For the year ended December 31, 2012, average savings and money market accounts amounted to $209,622, compared with $209,376 in 2011, representing an increase of $246 or 0.1%.

Time Deposits: At December 31, 2012, total time deposits amounted to $370,411, compared with $354,418 at December 31, 2011, representing an increase of $15,993, or 4.5%. A portion of the Bank’s time deposits include certificates of deposit obtained from the national market. This source of funds is generally utilized to help support the Bank’s earning asset growth, while maintaining its strong on-balance-sheet liquidity position via secured borrowing lines of credit with the FHLB and the Federal Reserve Bank of Boston. During 2012 the Bank reduced its level of time deposits obtained from the national market, lowering the overall rate of growth for this category of deposits.

Bank management believes it has exercised restraint with respect to overly aggressive deposit pricing strategies, and has sought to achieve an appropriate balance between retail deposit growth and wholesale funding levels, while considering the associated impacts on the Bank’s net interest margin and liquidity position. In offering retail time deposits, the Bank generally prices these deposits on a relationship basis. When gathering deposits obtained from the national market, the Bank has historically lengthened the maturities for interest rate risk management and liquidity purposes. At December 31, 2012, the weighted average cost of time deposits was 1.68% compared with 1.95% at December 31, 2011, representing a decline of 27 basis points. Given the current interest rate environment and continuing time deposit maturities, Bank management anticipates that the weighted average cost of time deposits will continue to show declines in 2013.

The following table summarizes the changes in the average balances of deposits during the periods indicated, including the weighted average interest rates paid for each category of deposits:

AVERAGE DEPOSIT BALANCES BY CATEGORY OF DEPOSIT

	2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 67,900	---	$ 61,553	----
NOW accounts	103,955	0.24%	84,151	0.32%
Savings and money market deposits	209,622	0.31%	209,376	0.51%
Time deposits	384,064	1.77%	383,718	1.93%
Total deposits	$765,541		$738,798

The following table summarizes the maturity distribution of time deposits of $100 or greater:

MATURITY SCHEDULE

TIME DEPOSITS $100 OR GREATER

DECEMBER 31, 2012

Three months or less	$ 12,070
Over three to six months	21,405
Over six to twelve months	23,611
Over twelve months	73,528
$130,614

Time deposits in denominations of $100 or greater totaled $130,614 at December 31, 2012, compared with $119,313 at December 31, 2011, representing an increase of $11,301, or 9.5%.

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

Borrowed funds principally consist of advances from the FHLB and, to a lesser extent, securities sold under agreements to repurchase, Fed funds purchased and borrowings from the Federal Reserve Bank of Boston.  Advances from the FHLB are secured by stock in the FHLB, investment securities, certain commercial real estate loans, and blanket liens on qualifying mortgage loans and home equity loans.

Refer to Part II, Item 7, Contractual Obligations, and Notes 9 and 10, Short Term Borrowings and Long Term Debt, of the consolidated financial statements in this annual report on form 10-K for further information on borrowed funds.

Total Borrowings: At December 31, 2012, total borrowings amounted to $371,567, compared with $320,283 at December 31, 2011, representing an increase of $51,284, or 16.0%. The increase in borrowings was principally utilized to help fund the Bank’s earning asset growth.

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

During 2012 and 2011, the Bank continued extending the maturities on a portion of its FHLB borrowings. These actions were taken during periods of favorable market interest rates, and were consistent with the Bank’s asset and liability management strategy of lessening its exposure to rising interest rates over a five year horizon. At December 31, 2012, long-term borrowings with maturities in excess of one year represented 38.3% of total borrowings, compared with 43.5% at December 31, 2011.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at December 31, 2012 the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

The Company’s Articles of Incorporation authorize the Company to issue up to 10,000,000 shares of the Company’s common stock, par value $2.00 per share and up to 1,000,000 shares of preferred stock, no par value. In October 2009, the Company filed a shelf registration statement on Form S-3 with the SEC to register an indeterminate number of shares of common stock and preferred stock, which together have an aggregate initial offering price not to exceed $35,000 (the “Shelf Registration”). The SEC declared the Company’s Shelf Registration effective on November 3, 2009.  In December of 2009 the Company

announced that it had completed its offering of 800,000 shares of its common stock to the public at $27.50 per share. The principal use of the net proceeds from that offering were used to repurchase all the Company’s Series A preferred shares previously sold to the U.S. Department of the Treasury under its Capital Purchase Program.

The Company’s Shelf Registration expired on November 3, 2012. The Company has not decided whether to file a new shelf registration statement and does not have any current plans to raise additional capital; however, the Company does recognize that financial flexibility is important and that a shelf registration filed with the SEC can be a prudent capital management tool should the need or opportunity to raise capital on attractive terms arise and, therefore, the Company may consider the filing of a new shelf registration with the SEC on terms similar to the Shelf Registration or other terms during 2013 or in other future years.

Capital Ratios: As of December 31, 2012 and 2011, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At December 31, 2012, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 15.78%, 14.15% and 8.87%, respectively.

The following table sets forth the Company's regulatory capital at December 31, 2012 and 2011, under the rules applicable at that date.

	December 31, 2012		December 31, 2011

	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$127,857	15.78%	$121,265	16.06%
Regulatory Requirement	64,812	8.00%	60,418	8.00%
Excess over "adequately capitalized"	$ 63,045	7.78%	$ 60,847	8.06%

Tier 1 Capital to Risk Weighted Assets	$114,667	14.15%	$107,933	14.29%
Regulatory Requirement	32,406	4.00%	30,209	4.00%
Excess over "adequately capitalized"	$ 82,261	10.15%	$ 77,724	10.29%

Tier 1 Capital to Average Assets	$114,667	8.87%	$107,933	9.32%
Regulatory Requirement	51,730	4.00%	46,300	4.00%
Excess over "adequately capitalized"	$ 62,937	4.87%	$ 61,633	5.32%

As more fully disclosed in Note 11 of the Consolidated Financial Statements in this Annual Report on Form 10-K, the Bank also maintained its standing as a well-capitalized institution as defined by applicable regulatory standards. At December 31, 2012, the Bank’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 15.92%, 14.29% and 8.94%, respectively.

Trends, Events or Uncertainties: There are no known trends, events or uncertainties, nor any recommendations by any regulatory authority, that are reasonably likely to have a material effect on the Company’s capital resources, liquidity, or financial condition.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding. The new stock repurchase program became effective as of August 21, 2008, and was authorized to continue for a period of up to twenty-four consecutive months. In August of 2010, the Company’s Board of Directors authorized the continuance of this program through August 17, 2012. In August of 2012, the Company’s Board of Directors authorized the continuance of this program through August 17, 2014. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions.

As of December 31, 2012, the Company had repurchased 104,252 shares of stock under this plan, at a total cost of $2,912 and an average price of $27.94 per share. During 2012, 5,383 shares were repurchased under the plan.  The Company records repurchased shares as treasury stock.

Cash Dividends:  The Company has historically paid regular quarterly cash dividends on its common stock. Each quarter, the Board of Directors declares the payment of regular quarterly cash dividends, subject to adjustment from time to time, based on the Company’s earnings outlook, the strength of its balance sheet, its need for funds, and other relevant factors. There can be no assurance that dividends on the Company’s common stock will be paid in the future.

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2012, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $4,565, compared with $4,228 in 2011. The Company’s 2012 dividend payout ratio amounted to 36.6%, compared with 38.3% in 2011. The total regular cash dividends paid in 2012 amounted to $1.17 per common share of common stock, compared with $1.095 in 2011, representing an increase of $0.075 per share, or 6.9%.

In the first quarter of 2013, the Company declared a regular cash dividend of $0.305 per share of common stock, representing an increase of $0.02 or 7.0%, compared with the first quarter of 2012. Based on the December 31, 2012 price of the Company’s common stock of $33.65 per share, the dividend yield amounted to 3.63%.

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

The Company is also obligated to make payments on operating leases for its retail branch offices in Somesville, Topsham and Augusta, Maine, as well as office space in Ellsworth and Bangor, Maine.

The following table summarizes the Company’s contractual obligations at December 31, 2012. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$345,931	$ 203,441	$74,990	$63,500	$ 4,000
Fed Funds Purchased	---	---	---	---	---
Securities sold under agreements to repurchase	20,636	20,636	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	1,654	357	596	324	377
Total	$373,221	$224,434	$75,586	$63,824	$9,377

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. At December 31, 2012, the Bank had $51,500 in callable advances.

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

At December 31, 2012 and 2011, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At December 31, 2012, commitments under existing standby letters of credit totaled $307, compared with $350 at December 31, 2011. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank’s commitments to extend credit as of December 31:

COMMITMENTS TO EXTEND CREDIT

	December 31, 2012	December 31, 2011

Commitments to originate loans	$ 20,843	$ 23,220
Unused lines of credit	106,773	88,208
Un-advanced portions of construction loans	22,047	4,986
Total	$149,663	$116,414

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

At December 31, 2012 and 2011 and during the years then ended, the Bank did not have any outstanding, off balance sheet financial derivative instruments.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 4% of total assets. At December 31, 2012, liquidity, as measured by the basic surplus model, was 5.7% over the 30-day horizon and 4.8% over the 90-day horizon.

At December 31, 2012, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $119 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2012, the Bank’s available secured line of credit at the FRB stood at $201,657 or 15.5% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its liquidity position.

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

Total Net Interest Income: For the year ended December 31, 2012, net interest income on a tax- equivalent basis amounted to $38,599 compared with $35,860 in 2011, representing an increase of $2,739, or 7.6%. As more fully discussed below, the increase in 2012 tax-equivalent net interest income compared with 2011 was attributed to average earning asset growth of $86,957 or 7.8%, as the net interest margin remained unchanged.

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

Net Interest Income Analysis: The following tables summarize the Company’s daily average balance sheets and the components of net interest income, including a reconciliation of tax equivalent adjustments, for the years ended December 31, 2012, 2011 and 2010:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

For the year ended December 31, 2012

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 779,800	$36,802	4.72%
Securities (2,3)	399,601	15,578	3.90%
Federal Home Loan Bank stock	17,366	86	0.50%
Fed funds sold, money market funds, and time
deposits with other banks	33	---	0.00%

Total Earning Assets	1,196,800	52,466	4.38%

Non-Interest Earning Assets:
Cash and due from banks	3,221
Allowance for loan losses	(8,404)
Other assets (2)	60,773
Total Assets	$1,252,390

Interest Bearing Liabilities:
Deposits	$ 697,641	$ 7,707	1.10%
Borrowings	354,757	6,160	1.74%
Total Interest Bearing Liabilities	1,052,398	13,867	1.32%
Rate Spread			3.06%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	67,900
Other liabilities	6,492
Total Liabilities	1,126,790
Shareholders' equity	125,600
Total Liabilities and Shareholders' Equity	$1,252,390
Net interest income and net interest margin (3)		38,599	3.23%
Less: Tax Equivalent adjustment		(1,628)
Net Interest Income		$36,971	3.09%

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

The Company’s tax-equivalent net interest margin amounted to 3.23% in 2012, compared with 3.23% and 3.18% in 2011 and 2010, respectively.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

          NET INTEREST MARGIN ANALYSIS

WEIGHTED AVERAGE RATES	2012				2011
Quarter:	4	3	2	1	4	3	2	1
Interest Earning Assets:
Loans (1,3)	4.71%	4.72%	4.64%	4.82%	4.88%	4.83%	4.86%	4.93%
Securities (2,3)	3.72%	3.72%	3.96%	4.22%	4.29%	4.58%	4.78%	4.79%
Federal Home Loan Bank stock	0.50%	0.49%	0.49%	0.50%	0.30%	0.27%	0.30%	0.30%
Fed Funds sold, money market funds, and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	4.32%	4.32%	4.35%	4.56%	4.61%	4.68%	4.77%	4.81%

Interest Bearing Liabilities:
Deposits	1.05%	1.07%	1.13%	1.18%	1.25%	1.27%	1.30%	1.36%
Borrowings	1.63%	1.72%	1.69%	1.91%	2.38%	2.57%	2.69%	2.81%
Total Interest Bearing Liabilities	1.24%	1.28%	1.33%	1.43%	1.58%	1.65%	1.74%	1.82%

Rate Spread	3.08%	3.04%	3.02%	3.13%	3.03%	3.03%	3.03%	2.99%

Net Interest Margin (3)	3.23%	3.20%	3.17%	3.30%	3.23%	3.24%	3.23%	3.21%

Net Interest Margin without Tax Equivalent Adjustments	3.08%	3.06%	3.04%	3.17%	3.11%	3.12%	3.09%	3.07%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, interest income is reported on a tax equivalent basis.

Recent data suggests that the U.S. economy continues to slowly emerge from a deep recession, driven by sharp downturns in the nationwide housing and credit markets, followed by multi-decade high unemployment rates and diminished consumer confidence and spending. In 2008 the Board of Governors of the Federal Reserve System addressed the economic decline with changes in its monetary policy, by reducing the Federal Funds rate from 4.25% to a range of 0% to 0.25%, where it stayed all the way through 2012. These actions had a significant unfavorable impact on the Bank’s 2010 net interest margin, as earning asset yields declined faster and to a greater extent than the cost of interest bearing deposits and borrowings. During 2011, long term interest rates declined to historic levels with the 10-year U.S. Treasury closing as low as 1.72%. While the 2011 interest rate environment pressured a further decline in earning asset yields, the Bank was able to more than offset this decline by lowering the cost of its interest bearing deposits and borrowings, resulting in an improved net interest margin compared with 2010.

During 2012, long term interest rates again declined to historic levels with the 10-year U.S. Treasury closing as low as 1.39%. While the 2012 interest rate environment pressured a further decline in earning asset yields, the Bank was able to offset this decline by lowering the cost of its interest bearing deposits and borrowings, resulting in a stable net interest margin compared with 2011. The foregoing trends are discussed in more detail below.

For the year ended December 31, 2012, the weighted average yield on average earning assets amounted to 4.38%, compared with 4.72% in 2011, representing a decline of 34 basis points. However, the weighted average cost of interest bearing liabilities amounted to 1.32% in 2012, compared with 1.70% in 2011, representing a decline 38 basis points. To summarize, comparing 2012 with 2011, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by four basis points, resulting in an improved interest rate spread. While the interest rate spread improved four basis points in 2012, the net interest margin remained unchanged, principally reflecting the volume of lower yielding earning assets added to the balance sheet during the year.

The continued decline in earning asset yields during 2012 was principally attributed to the replacement of accelerated cash flows from the securities and loan portfolios, as well as the origination of new loans and the purchase of securities, during a period of historically low interest rates. The 2012 decline in the cost of interest bearing liabilities compared with 2011 was largely attributed to higher cost, maturing time deposits and borrowings being replaced at significantly lower interest rates. Additionally, the Bank was able to continue lowering the rates on many of its core deposit products during 2012, while remaining competitive in the markets served by the Bank.

For the year ended December 31, 2011, the weighted average yield on average earning assets amounted to 4.72%, compared with 5.03% in 2010, representing a decline of 31 basis points. However, the weighted average cost of interest bearing liabilities amounted to 1.70% in 2011, compared with 2.11% in 2010, representing a decline 41 basis points. To summarize, comparing 2011 with 2010, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by ten basis points. This resulted in a five basis point improvement in the 2011 net interest margin and a ten basis point improvement in the interest rate spread.

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

At December 31, 2012, Company management believes the Bank’s balance sheet has been positioned such that future levels of net interest income are largely insulated from rising interest rates.

The Bank’s interest rate sensitivity position is more fully described in Part II, Item 7A of this Annual Report on Form 10-K, Quantitative and Qualitative Disclosures About Market Risk.

Interest and Dividend Income:

For the year ended December 31, 2012, total interest and dividend income on a tax-equivalent basis amounted to $52,466, compared with $52,378 in 2011, representing an increase of $88, or 0.2%. The increase in interest and dividend income was attributed to average earning growth of $86,957 or 7.8%, which was almost entirely offset by a 34 basis point decline in the weighted average earning asset yield.

For the year ended December 31, 2012, tax-equivalent interest income from the securities portfolio amounted to $15,578, compared with $17,348 in 2011, representing a decline of $1,770 or 10.2% compared with 2011. This decline was principally attributed to a 72 basis point decline in the weighted average securities yield to 3.90%, partially offset by a $23,863 or 6.4% increase in total average securities. The decline in the weighted average securities yield was principally attributed to the ongoing replacement of accelerated mortgage-backed securities cash flows in a historically low interest rate environment combined with incremental securities purchases at low prevailing market yields. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity driven by historically low interest rates, a variety of government stimulus programs, quantitative easing efforts by the Federal Reserve, as well as continuing credit defaults.

For the year ended December 31, 2012, tax-equivalent interest income from the loan portfolio amounted to $36,802, compared with $34,983 in 2011, representing an increase of $1,819 or 5.2% compared with 2011. The increase in interest income from the loan portfolio was principally attributed to average loan portfolio growth of $61,905 or 8.6%, as the weighted average yield declined 15 basis points to 4.72%. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as an elevated level of residential mortgage loan refinancing activity during a period of historically low interest rates.

As depicted on the rate/volume analysis table below, comparing 2012 with 2011, the impact of the increased volume of total average earning assets contributed $4,122 to the increase in total tax-equivalent interest income, but this increase was almost entirely offset by a $4,034 decline attributed to the lower weighted average earning asset yield.

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

Interest Expense: For the year ended December 31, 2012, total interest expense amounted to $13,867, compared with $16,518 in 2011, representing a decline of $2,651, or 16.0%. The 2012 decline in total interest expense compared with 2011 was principally attributed to a 38 basis point decline in the weighted average interest rate paid on interest bearing liabilities to 1.32%, offset in part by a $79,119 or 8.1% increase in average interest bearing liabilities.

The 2012 decline in the average cost of interest bearing liabilities was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. The weighted average cost of interest bearing deposits declined 19 basis points in 2012 to 1.10%, while the weighted average cost of borrowings declined 88 basis points to 1.74%, principally reflecting the maturity of higher cost, long-term borrowings being replaced in a historically low interest rate environment.

As depicted on the rate/volume analysis table below, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $4,460 to the 2012 decline in interest expense, offset in part by $1,809 attributed to the increased volume of interest bearing liabilities.

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

The 2011 decline in the average cost of interest bearing liabilities was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. The weighted average cost of interest bearing deposits declined 28 basis points in 2011 to 1.29%, while the weighted average cost of borrowings declined 70 basis points to 2.62%, principally reflecting the maturity of higher cost, long-term borrowings being replaced in a historically low interest rate environment.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012 VERSUS 2011

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$3,015	$(1,196)	$ 1,819
Securities (2,3)	1,103	(2,873)	(1,770)
Federal Home Loan Bank stock	4	35	39
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---

TOTAL EARNING ASSETS	$4,122	$(4,034)	$ 88

Interest bearing deposits	264	(1,322)	(1,058)
Borrowings	1,545	(3,138)	(1,593)
TOTAL INTEREST BEARING LIABILITIES	$1,809	$(4,460)	$(2,651)

NET CHANGE IN NET INTEREST INCOME	$2,313	$ 426	$ 2,739

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

The overall credit quality of the Bank’s loan portfolio continued to improve during 2012. This improvement was highlighted by a $3,040 or 23.6% decline in non-performing loans and lower levels of delinquent and potential problem loans expressed as a percent of total loans, compared with December 31, 2011. During 2012, the Bank’s loan loss experience improved with total net loan charge-offs amounting to $1,776, or annualized net charge-offs to average loans outstanding of 0.23% compared with $2,674 or 0.37% in 2011, respectively.

For the year ended December 31, 2012, the Bank recorded a provision for loan losses (the “provision”) of $1,652, compared with $2,395 in 2011, representing a decline of $743, or 31.0%. The provision recorded in 2012 was largely driven by the Bank’s charge-off experience, growth in the loan portfolio, and still depressed real estate values. The 2012 decline in the provision largely reflected improved credit quality metrics, as discussed immediately above, which continued to stabilize during 2012.

For the year ended December 31, 2011 the overall credit quality of the Bank’s loan portfolio remained stable, highlighted by a $770 or 5.6% decline in non-performing loans. For the year ended December 31, 2011 the Bank recorded a provision of $2,395, compared with $2,327 in 2010, representing an increase of $68, or 2.9%. The provision recorded in 2011 was largely attributed to a $1,822 charge-off of a real estate development loan to a local, non-profit, housing authority in support of an affordable housing project, of which $577 was provided for in the December 31, 2010 allowance.

Refer to Part II, Item 7, Non-performing Loans, Potential Problem Loans and the Allowance for Loan Losses, in this Annual Report on Form 10-K for further discussion and analysis related to the provision for loan losses.

Non-Interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. In 2012, non-interest income represented 17.3% of total net interest income and non-interest income, compared with 16.5% in 2011.

For the year ended December 31, 2012, total non-interest income amounted to $7,709, compared with $6,792 in 2011, representing an increase of $917, or 13.5%.

For the year ended December 31, 2011, total non-interest income amounted to $6,792, compared with $7,458 in 2010, representing a decline of $666 or 8.9%.

Factors contributing to the 2012 and 2011 changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Financial Services Income: Income from trust and financial services represented 42.5% of the Company’s total non-interest income in 2012, compared with 45.1% and 40.0% in 2011 and 2010, respectively. Income from trust and financial services is principally derived from fee income based on a percentage of the fair market value of client assets under management and held in custody and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the year ended December 31, 2012, income from trust and other financial services amounted to $3,278, compared with $3,061 in 2011, representing an increase of $217, or 7.1%. The increase in fee income from trust and financial services was principally attributed to increases in the fair value of assets under management, new client relationships, as well as increased brokerage activity. Reflecting additional new business and some stability in the equity markets, assets under management stood at $355,461 as of December 31, 2012, compared with $333,868 at December 31, 2011, representing an increase of $21,593 or 6.5%.

For the year ended December 31, 2011, income from trust and other financial services amounted to $3,061, compared with $2,984 in 2010, representing an increase of $77, or 2.6%. The increase in fee income from trust and financial services was principally attributed to increases in the fair value of assets under management, as well as new client relationships. Fee income from brokerage activities posted a moderate decline in 2011 compared with 2010. Reflecting additional new business, assets under management stood at $333,868 at December 31, 2011, compared with $314,198 at December 31, 2010, representing an increase of $19,670 or 6.3%.

Service Charges on Deposit Accounts: This income is principally derived from overdraft fees, monthly deposit account maintenance and activity fees, automated teller machine (“ATM”) fees and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 15.5% of total 2012 non-interest income, compared with 18.9% and 18.2% in 2011 and 2010, respectively.

For the year ended December 31, 2012, income generated from service charges on deposit accounts amounted to $1,196, compared with $1,284 and $1,359 in 2011 and 2010, representing declines of $88 and $75, or 6.9% and 5.5%, respectively. The 2012 and 2011 declines in service charges on deposit accounts were principally attributed to declines in deposit account overdraft fees, reflecting reduced overdraft activity and the impact of new regulations that limit the ability of a bank to offer overdraft protection to customers without their specific consent and to derive fees from overdraft protection programs in general. Management believes service charge income on deposits will stabilize in 2013 as the impact of these new regulations became fully embedded in the 2012 deposit service charge income stream.

Credit and Debit Card Service Charges and Fees: This income is principally derived from the Bank’s Visa debit card product, merchant credit card processing fees and fees associated with Visa credit cards. Income from credit and debit card service charges and fees represented 19.0% of total 2012 non-interest income, compared with 18.8% and 15.6% in 2011 and 2010, respectively.

For the year ended December 31, 2012, credit and debit card service charges and fees amounted to $1,462, compared with $1,277 and $1,160 in 2011 and 2010, representing increases of $185 and $117, or 14.5% and 10.1%, respectively. The 2012 and 2011 increases in credit and debit card service charges and fees were principally attributed to continued growth of the Bank’s retail deposit base, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the year ended December 31, 2012, total net securities gains amounted to $1,938, compared with $2,689 in 2011, representing a decline of $751, or 27.9%. The net realized securities gains recorded during 2012 were comprised of realized gains of $1,963, offset by realized losses of $25.

For the year ended December 31, 2011, total net securities gains amounted to $2,689, compared with $2,127 in 2010, representing an increase of $562, or 26.4%. The total net securities gains recorded in 2011 and 2010 were comprised entirely of realized gains on the sale of securities.

Further information regarding securities gains and losses and OTTI losses is incorporated by reference to Part II, Item 8, Notes 1 and 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Net OTTI Losses Recognized in Earnings: For the year ended December 31, 2012, net OTTI losses recognized in earnings amounted to $853, compared with $2,219 in 2011, representing a decline of $1,366, or 61.6%. During 2012 the Company determined that certain available-for-sale, private-label mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. The decline in 2012 credit losses principally reflected stabilizing loss severity and constant default rates of the underlying residential mortgage loan collateral, resulting from stabilizing real estate values, foreclosure and collateral liquidation timelines, and general economic conditions.

The OTTI losses recorded in 2012 related to eleven, available for sale, private-label MBS, all but two of which the Company had previously determined to be other-than-temporarily impaired. These OTTI losses represented management’s best estimate of credit losses or additional credit losses on the residential mortgage loan collateral underlying these securities. The $853 in estimated 2012 credit losses were previously recorded, net of taxes, in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

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

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to Part II, Item 8, Notes 1 and 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Other Operating Income: Other operating income includes a variety of miscellaneous service charges and fees. Other operating income also includes income from bank-owned life insurance (“BOLI”) representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Other operating income represented 8.9% of total 2012 non-interest income, compared with 9.1% and 8.2% in 2011 and 2010, respectively.

For the year ended December 31, 2012, other operating income amounted to $688, compared with $700 and $726 in 2011 and 2010, representing a decline of $12 or 1.7% and a decline of $26, or 3.6%, respectively.

Non-interest Expense

For the year ended December 31, 2012, total non-interest expense amounted to $25,618, compared with $23,281 in 2011, representing an increase of $2,337, or 10.0%.

For the year ended December 31, 2011, total non-interest expense amounted to $23,281, compared with $22,046 in 2010, representing an increase of $1,235, or 5.6%.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the year ended December 31, 2012, total salaries and employee benefit expenses amounted to $14,027, compared with $12,814 in 2011, representing an increase of $1,213, or 9.5%. The increase in salaries and employee benefits expense was largely attributed to higher levels of employee severance payments including $263 incurred in connection with the Border Trust transaction, higher levels of employee incentive compensation, as well as normal increases in base salaries and changes in staffing levels and mix. The year-over-year increase in salaries and employee benefits also reflected the recording of $130 in employee health insurance credits, based on favorable claims experience, in 2011.

For the year ended December 31, 2011, total salaries and employee benefit expenses amounted to $12,814, compared with $12,193 in 2010, representing an increase of $621, or 5.1%. The increase in salaries and employee benefits expense was principally attributed to normal increases in base salaries, increases in employee health insurance premiums, employee severance payments, as well as changes in staffing levels and mix. The year-over-year increase in salaries and employee benefits also reflected $402 of employee health insurance expense credits attained during 2010 based on favorable claims experience.

Occupancy Expense: For the year ended December 31, 2012, total occupancy expense amounted to $1,682, compared with $1,514 in 2011, representing an increase of $168, or 11.1%. The increase in 2012 occupancy expense largely resulted from the three new branch office locations acquired in connection with the Border Trust transaction. The increase in occupancy expense was also attributed to the Bank’s substantial reconfiguration of its Ellsworth campus including the replacement of its Ellsworth retail banking office, which was put in service early in the third quarter of 2012.

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

Furniture and Equipment Expense: For the year ended December 31, 2012, total furniture and equipment expense amounted to $1,778, compared with $1,660 in 2011, representing an increase of $118, or 7.1%. The increase in 2012 furniture and equipment expenses was largely attributed to increases in maintenance contract expenses related to technology upgrades and new technology systems and applications. In addition, $40 of the 2012 increase was attributed to the Border Trust transaction.

For the year ended December 31, 2011, total furniture and equipment expense amounted to $1,660, compared with $1,602 in 2010, representing an increase of $58, or 3.6%. The increase in 2011 furniture and equipment expenses was largely attributed to a variety of technology upgrades and new technology systems and applications.

Credit and Debit Card Expenses: These expenses principally relate to the Bank’s Visa debit card processing activities. For the year ended December 31, 2012, total debit card expenses amounted to $367, compared with $310 and $295 in 2011 and 2010, representing increases of $57 and $15, or 18.4% and 5.1%, respectively. These increases were principally attributed to higher transaction volumes and were more than offset with higher revenues from these activities.

FDIC Insurance Assessments: For the year ended December 31, 2012, FDIC assessments amounted to $853, compared with $1,099 in 2011, representing a decline of $246, or 22.4%. This decline was largely attributed to a new assessment formula that became effective in 2011, whereby deposit insurance premiums are principally based on asset size and risk profiles rather than insurable deposits.

For the year ended December 31, 2011, FDIC assessments amounted to $1,099, compared with $1,066 in 2010, representing an increase of $33, or 3.1%. The increase was largely attributed to growth in the Bank’s insured deposit base.

Other Operating Expense: For the year ended December 31, 2012, total other operating expenses amounted to $6,911, compared with $5,884 in 2011, representing an increase of $1,027, or 17.5%. The increase in 2012 other operating expenses was principally attributed to $600 in non-recurring expenses associated with the Border Trust transaction, including fees for professional services and a wide variety of conversion and integration related expenses. The increase in 2012 other operating expenses was additionally attributed to a $304 thousand or 132.7% increase in loan collection and other real estate owned expenses compared with 2011, largely reflecting higher levels of loan collection and foreclosure activity, as well as losses on the sale or write-down of owned properties.

For the year ended December 31, 2011, total other operating expenses amounted to $5,884, compared with $5,533 in 2010, representing an increase of $351, or 6.3%. The increase in 2011 other operating expenses was attributed to a wide variety of factors including the disposal of certain fixed assets amounting to approximately $80 in connection with the reconfiguration of the Bank’s Ellsworth campus, including the construction of a new branch office. The increase in 2011 other operating expenses was also attributed to higher levels of audit and regulatory examination fees, legal and professional fees, loan collection expenses, marketing costs, charitable contributions, and expenses associated with the implementation of a new fully integrated human resources management system.

Income Taxes

For the year ended December 31, 2012, total income taxes amounted to $4,944, compared with $4,462 and $4,132 in 2011 and 2010, representing increases of $482 and $330, or 10.8% and 8.0%, respectively.

The Company’s 2012 effective income tax rate amounted to 28.4%, compared with 28.8% and 27.9% in 2011 and 2010, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax-exempt income from certain investment securities, loans and bank owned life insurance.

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

ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived asset is impaired, then the entity is not required to take further action. However if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value amount in accordance with Subtopic 350-30. The guidance refers to several factors to consider when performing the qualitative analysis, including: macroeconomic factors, industry factors, and entity-specific factors. The guidance is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the amended guidance did not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2012, over one and two-year horizons and under different interest rate scenarios. In light of the prevailing Federal Funds rate of 0.00% to 0.25%, and the two-year U.S. Treasury note of 0.25% at December 31, 2012, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

DECEMBER 31, 2012

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (420)	$ 205
Net interest income (%)	-1.11%	0.57%
Year 2
Net interest income ($)	$(1,222)	$1,366
Net interest income (%)	-3.24%	3.62%

As more fully discussed below, the December 31, 2012 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one-year horizon. Over the two-year horizon the model indicates that that Bank would benefit from a parallel upward shift in the yield curve, but would be moderately exposed if the yield curve flattens by 100 basis points.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will remain relatively stable over the one-year horizon and then begin to slowly trend upward over the two-year horizon. This trend principally results from funding costs rolling over at lower prevailing rates while largely offsetting expected declines in earning asset yields. Beyond year two of the simulation, the model suggests that net interest income will begin to trend lower as the benefit of declining funding costs plateaus while earning asset cash flows continue to be replaces or re-priced at lower, current rates.

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

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will remain relatively stable over the one-year horizon and then begin to trend steadily upward over the two-year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price proportionally with earning asset yields. As funding costs begin to stabilize late in the first year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and increases in net interest income over the two year horizon and beyond. Management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year horizon should short-term and long-term interest rates rise in parallel. Over the two-year horizon and beyond, management believes the widening of the net interest margin combined with moderate earning asset growth will be significantly increase the current level of net interest income.

Management believes the most significant ongoing factor affecting market risk exposure and the impact on net interest income continues to be the slow recovery from the severe nationwide recession and the U.S. Government’s extraordinary responses, including a variety of government stimulus programs and quantitative easing strategies. Interest rates plummeted during 2008 and have remained historically low ever since, as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. While economic conditions have been slowing improving, the Federal Reserve appears to be committed to keeping short term and long term interest rates at historically low levels for an extended period of time. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2012, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

The following table summarizes the Bank’s net interest income sensitivity analysis that was prepared as of December 31, 2011, over one and two-year horizons.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

DECEMBER 31, 2011

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (395)	$ (297)
Net interest income (%)	-1.11%	-0.83%
Year 2
Net interest income ($)	$ (2,112)	$ 919
Net interest income (%)	-5.92%	2.58%

During 2012, the short term fed funds rate remained unchanged at 0.00% to 0.25% and the yields on the five and ten-year Treasury notes declined 11 and 12 basis points, respectively, when comparing year end 2011 to 2012 (essentially unchanged). The December 31, 2011 simulation model suggested that if 2012 interest rates remained at or near their current levels and the balance sheet remained static, net interest income and the net interest margin would remain relatively stable over the one-year horizon. Consistent with the December 31, 2011 modeling results, in 2012 the Bank’s net interest margin remained unchanged at 3.23% compared with 2011. As the December 31, 2011 simulation model suggested, the stable 2012 net interest margin principally resulted from funding costs rolling over at lower prevailing rates while largely offsetting expected declines in earning asset yields.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bar Harbor Bankshares:

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 18, 2013

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$ 14,992	$ 8,720
Securities available for sale, at fair value (cost of $405,769 and $371,211, respectively)	418,040	381,880
Federal Home Loan Bank stock	18,189	16,068
Loans	815,004	729,003
Allowance for loan losses	(8,097)	(8,221)
Loans, net of allowance for loan losses	806,907	720,782
Premises and equipment, net	19,255	16,090
Goodwill	4,935	3,158
Bank owned life insurance	7,633	7,377
Other assets	12,984	13,391
TOTAL ASSETS	$1,302,935	$1,167,466

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 71,865	$ 62,648
NOW accounts	122,750	99,120
Savings and money market deposits	229,986	206,704
Time deposits	370,411	354,418
Total deposits	795,012	722,890
Short-term borrowings	224,077	175,813
Long-term advances from Federal Home Loan Bank	142,490	139,470
Junior subordinated debentures	5,000	5,000
Other liabilities	8,310	6,043
TOTAL LIABILITIES	1,174,889	1,049,216

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,525,635 shares at December 31, 2012 and December 31, 2011
	9,051	9,051
Surplus	26,693	26,512
Retained earnings	93,900	86,198
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($207) and ($9), at December 31, 2012 and December 31, 2011, respectively

	(401)	(17)
Net unrealized appreciation on securities available for sale, net of tax of $4,099 and $3,845, at December 31, 2012 and December 31, 2011, respectively
	7,954	7,464
Portion of OTTI attributable to non-credit gains (losses), net of tax of $74 and ($218), at December 31, 2012
and December 31, 2011, respectively	144	(423)
Total accumulated other comprehensive income	7,697	7,024
Less: cost of 605,591 and 646,742 shares of treasury stock at December 31, 2012 and December 31, 2011, respectively
	(9,295)	(10,535)

TOTAL SHAREHOLDERS' EQUITY	128,046	118,250

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,302,935	$1,167,466

The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands, except share and per share data)

	2012	2011	2010
Interest and dividend income:
Interest and fees on loans	$ 36,579	$ 34,854	$ 34,867
Interest on securities	14,173	16,006	16,274
Dividends on FHLB stock	86	47	---
Total interest and dividend income	50,838	50,907	51,141

Interest expense:
Deposits	7,707	8,765	9,906
Short-term borrowings	436	260	284
Long-term debt	5,724	7,493	9,242
Total interest expense	13,867	16,518	19,432

Net interest income	36,971	34,389	31,709
Provision for loan losses	1,652	2,395	2,327
Net interest income after provision for loan losses	35,319	31,994	29,382

Non-interest income:
Trust and other financial services	3,278	3,061	2,984
Service charges on deposit accounts	1,196	1,284	1,359
Credit and debit card service charges and fees	1,462	1,277	1,160
Net securities gains	1,938	2,689	2,127
Total other-than-temporary impairment ("OTTI") losses	(1,170)	(2,796)	(898)
Non-credit portion of OTTI losses (before taxes) (1)	317	577	---
Net OTTI losses recognized in earnings	(853)	(2,219)	(898)
Other operating income	688	700	726
Total non-interest income	7,709	6,792	7,458

Non-interest expense:
Salaries and employee benefits	14,027	12,814	12,193
Occupancy expense	1,682	1,514	1,357
Furniture and equipment expense	1,778	1,660	1,602
Credit and debit card expenses	367	310	295
FDIC insurance assessments	853	1,099	1,066
Other operating expense	6,911	5,884	5,533
Total non-interest expense	25,618	23,281	22,046

Income before income taxes	17,410	15,505	14,794
Income taxes	4,944	4,462	4,132

Net income	$ 12,466	$ 11,043	$ 10,662

Preferred stock dividends and accretion of discount	---	---	653
Net income available to common shareholders	$ 12,466	$ 11,043	$ 10,009

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,901,118	3,860,474	3,782,881
Effect of dilutive employee stock options	18,651	18,140	45,821
Diluted	3,919,769	3,878,614	3,828,702

Per Common Share Data:
Basic Earnings Per Share	$ 3.20	$ 2.86	$ 2.65
Diluted Earnings Per Share	$ 3.18	$ 2.85	$ 2.61

(1)  Included in other comprehensive income, net of taxes

 The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010

Net income	$12,466	$11,043	$10,662
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $915, $3,612 and $451, respectively	1,773	7,012	875
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($659), ($914) and ($723), respectively	(1,279)	(1,775)	(1,404)
Add other-than-temporary impairment adjustment, net of tax of $398, $950 and $305, respectively	772	1,845	593
Less non-credit portion of other-than-temporary impairment losses, net of tax of ($108), ($196) , and $0, respectively	(209)	(381)	---
Net unrealized depreciation and other amounts for interest rate derivative, net of tax of $0, $0 and ($209), respectively	---	---	(406)
Net amortization of prior service cost and actuarial (gain) loss for supplemental executive retirement plan, net of related tax of ($47), $1 and $3, respectively	(92)	2	6
Actuarial (loss) gain on supplemental executive retirement plan, net of related tax of ($151), $19 and $24, respectively	(292)	37	47
Total other comprehensive income (loss)	673	6,740	(289)
Total comprehensive income	$13,139	$17,783	$10,373

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands, except share and per share data)

	Capital Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2009	$8,887	$ 18,358	$24,360	$75,001	$ 573	$(13,665)	$113,514
Net income	---	---	---	10,662	---	---	10,662
Total other comprehensive loss	---	---	---	---	(289)	---	(289)
Dividend declared:
Common stock ($1.045 per share)	---	---	---	(3,955)	---	---	(3,955)
Preferred stock	---	---	---	(138)	---	---	(138)
Issuance of common stock (82,021 shares)	164	---	1,777	---	---	---	1,941
Purchase of preferred stock and warrants (18,751 shares)	---	(18,873)	(279)	---	---	---	(19,152)
Purchase of treasury stock (10,000 shares)	---	---	---	---	---	(275)	(275)
Stock options exercised (54,541 shares), including related tax effects	---	---	161	(670)	---	1,592	1,083
Recognition of stock based expense	---	---	217	---	---	---	217
Restricted stock grants (2,600 shares)	---	---	(71)	(6)	---	77	---
Accretion of discount	---	515	---	(515)	---	---	---
Balance December 31, 2010	$9,051	$ ---	$26,165	$80,379	$ 284	$(12,271)	$103,608

Balance December 31, 2010	$9,051	$ ---	$26,165	$80,379	$ 284	$(12,271)	$103,608
Net income	---	---	---	11,043	---	---	11,043
Total other comprehensive income	---	---	---	---	6,740	---	6,740
Dividend declared:						---
Common stock ($1.095 per share)	---	---	---	(4,228)	---	---	(4,228)
Purchase of treasury stock (22,087 shares)	---	---	---	---	---	(623)	(623)
Stock options exercised (78,035 shares), including related tax effects	---	---	248	(996)	---	2,359	1,611
Recognition of stock based compensation expense	---		99	---	---	---	99
Balance December 31, 2011	$9,051	$ ---	$26,512	$86,198	$7,024	$(10,535)	$118,250

Balance December 31, 2011	$9,051	$ ---	$26,512	$86,198	$7,024	$(10,535)	$118,250
Net income	---	---	---	12,466	---	---	12,466
Total other comprehensive income	---	---	---	---	673	---	673
Dividend declared:
Common stock ($1.170 per share)	---	---	---	(4,565)	---	---	(4,565)
Purchase of treasury stock (5,383 shares)	---	---	---	---	---	(181)	(181)
Stock options exercised (45,154 shares), including related tax effects	---	---	35	(228)	---	1,380	1,187
Recognition of stock based compensation expense	---	---	195	21	---	---	216
Restricted stock grants (1,380 shares)	---	---	(49)	8		41	---
Balance December 31, 2012	$9,051	$ ---	$26,693	$93,900	$7,697	$ (9,295)	$128,046

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$ 12,466	$ 11,043	$ 10,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,292	1,180	1,081
Amortization of core deposit intangible	36	---	---
Provision for loan losses	1,652	2,395	2,327
Net securities gains	(1,938)	(2,689)	(2,127)
Other-than-temporary impairment	853	2,219	898
Net amortization of bond premiums and discounts	4,133	1,636	1,193
Deferred tax benefit	(83)	(477)	(212)
Recognition of stock based expense	216	99	217
Proceeds from sale of mortgage loans held for sale	---	---	846
Origination of mortgages loans held for sale	---	---	(829)
Gains on sale of mortgages loans held for sale	---	---	(26)
Gains on sale of other real estate owned	(37)	(20)	---
Net change in other assets	711	147	(213)
Net change in other liabilities	1,790	606	(81)
Net cash provided by operating activities	21,091	16,139	13,736

Cash flows from investing activities:

Net cash received in acquisition	1,197	---	---
Purchases of securities available for sale	(167,358)	(137,215)	(158,584)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	93,984	73,737	116,790
Proceeds from sales of securities available for sale	39,304	48,468	31,070
Net increase in Federal Home Loan Bank stock	(1,351)	---	---
Net loans made to customers	(55,083)	(33,217)	(33,268)
Proceeds from sale of other real estate owned	831	167	854
Capital expenditures	(3,894)	(3,765)	(2,659)
Net cash used in investing activities	(92,370)	(51,825)	(45,797)

Cash flows from financing activities:
Net increase in deposits	33,602	14,562	67,155
Net (decrease) increase in securities sold under repurchase agreements and fed funds purchased	(3,992)	(5,679)	9,665
Paydowns of Federal Reserve borrowings	---	---	(20,000)
Proceeds from Federal Home Loan Bank advances	90,796	84,000	28,750
Repayments of Federal Home Loan Bank advances	(39,296)	(58,052)	(30,030)
Proceeds from issuance of common stock	---	---	1,941
Purchases of Treasury Stock	(181)	(623)	(275)
Purchases of preferred stock warrants	---	---	(19,152)
Proceeds from stock option exercises, including excess tax benefits	1,187	1,611	1,083
Payments of dividends	(4,565)	(4,228)	(4,093)
Net cash provided by financing activities	77,551	31,591	35,044

Net increase (decrease) in cash and cash equivalents	6,272	(4,095)	2,983
Cash and cash equivalents at beginning of period	8,720	12,815	9,832
Cash and cash equivalents at end of period	$ 14,992	$ 8,720	$ 12,815
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 14,011	$ 16,768	$ 19,601
Income taxes	4,323	5,087	4,826

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 1,058	$ 2,210	$ 656
Acquisitions:
Fair value of non cash assets acquired	$ 41,576	$ ---	$ ---
Fair value of liabilities assumed	$ (42,773)	$ ---	$ ---

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

(All dollar amounts expressed in thousands, except share and per share data)

Note 1: Summary of Significant Accounting Policies

The accounting and reporting policies of Bar Harbor Bankshares (the “Company”) and its wholly-owned operating subsidiary, Bar Harbor Bank & Trust (the “Bank”), conform to U.S. generally accepted accounting principles (“GAAP”) and to general practice within the banking industry.

The Company’s principal business activity is retail and commercial banking and, to a lesser extent, financial services including trust, financial planning, investment management and third-party brokerage services. The Company’s business is conducted through the Company’s fifteen banking offices located throughout downeast, midcoast and central Maine.

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

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2012, for potential recognition or disclosure as required by GAAP.

Cash and Cash Equivalents:  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and other short-term investments with maturities less than 90 days.

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash on hand. The required reserve balance at December 31, 2012, and 2011 was $50 and $48, respectively, and was met by holding cash on hand.  The Bank’s clearing balance requirement was zero and $150 at December 31, 2012 and 2011, respectively.

In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $250 that is insured by the Federal Deposit Insurance Corporation.

Investment Securities: All securities held at December 31, 2012 and 2011 were classified as available-for-sale (“AFS”).  Available-for-sale securities consist of mortgage-backed securities and municipal debt securities, and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Bank does not have a securities trading portfolio or securities held-to-maturity.

Premiums and discounts on securities are amortized and accreted over the term of the securities using the interest method. Gains and losses on the sale of securities are recognized at the trade date using the specific-identification method and are shown separately in the consolidated statements of income.

Other-Than-Temporary Impairments on Investment Securities: One of the significant estimates relating to securities is the evaluation of other-than-temporary impairment (“OTTI”). If a decline in the fair value of a debt security is judged to be other-than-temporary, and management does not intend to sell the security and believes it is more-likely-than-not the Company will not be required to sell the security prior to recovery of cost or amortized cost, the portion of the total impairment attributable to the credit loss is recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value is included in other comprehensive income.

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

Federal Home Loan Bank Stock:  The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  The Bank uses the FHLB for most of its wholesale funding needs.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value; however, in 2009 the FHLB announced a moratorium on such redemptions in response to operating losses, declining capital levels and current market conditions, and this moratorium continued in effect through December 31, 2012. The minimum required shares are redeemable, subject to certain limitations, five years following termination of FHLB membership. The Bank has no intention of terminating its FHLB membership. The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2012.

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

Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Corporation will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

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

Refer to Note 4 of these consolidated financial statements, Loans and Allowance for Loan Losses, for further information on the allowance for loan losses, including the Company’s loan loss estimation methodology.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes its annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2012, there was no indication of impairment that led the Company to believe it needed to perform a two-step test.

Identifiable intangible assets, included in other assets on the consolidated balance sheet, consist of core deposit intangibles amortized over their estimated useful lives on a straight-line method, which approximates the economic benefits to the Company. These assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.

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

The Company performs an analysis of its tax positions and has not identified any uncertain tax positions for which tax benefits should not be recognized as of December 31, 2012. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

The Company’s income tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2011.

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

Fair value of total consideration paid:
Cash consideration paid at closing to Border Trust	$ 133

Fair value of identifiable assets acquired:
Cash and cash equivalents	$ 1,330
Securities	3,537
Federal Home Loan Bank Common stock	770
Loans	33,606
Premises and equipment	563
Core deposit intangible	783
Other assets	540
Total identifiable assets acquired	41,129

Fair value of liabilities assumed:
Deposits	38,520
Borrowings	3,776
Other liabilities	477
Total liabilities assumed	42,773

Fair value of net identifiable assets acquired	1,644

Goodwill resulting from transaction	$ 1,777

Initial goodwill of $1,777 was recorded after adjusting for the fair value of net identifiable assets acquired.  The estimated goodwill from the acquisition represents the inherent long-term value anticipated from the synergies and business opportunities expected to be achieved as a result of the transaction. The estimated core deposit intangible asset is being amortized over its estimated life, currently expected to be eight and one-half years.

Note 3: Securities Available For Sale

A summary of the amortized cost and market values of securities available for sale follows:

	December 31, 2012
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$238,974	$ 7,913	$1,064	$245,823
US Government agency	82,397	2,080	216	84,261
Private label	8,063	571	521	8,113
Obligations of states and political subdivisions thereof	76,335	4,040	532	79,843
Total	$405,769	$14,604	$2,333	$418,040

	December 31, 2011
Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Obligations of US Government sponsored enterprises	$ 1,000	$ 23	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	225,962	9,414	127	235,249
US Government agency	72,585	2,932	23	75,494
Private label	13,504	201	1,492	12,213
Obligations of states and political subdivisions thereof	58,160	2,199	2,458	57,901
Total	$371,211	$14,769	$4,100	$381,880

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.

For the year ended December 31, 2012, the Company recorded total OTTI losses of $1,170 (before taxes), related to fourteen, available for sale, 1-4 family, private-label MBS, all but two of which the Company had previously determined was other-than-temporarily impaired. Of the $1,170 in total OTTI losses, $853 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $317 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $853 in estimated credit losses were recorded in earnings (before taxes) with the $317 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income (net of taxes). The additional credit losses principally reflected an increase in the future loss severity and constant default rate estimates resulting from depressed real estate markets, extended foreclosure and collateral liquidation timelines, and depressed economic conditions that affected the expected performance of the mortgage loans underlying these securities.

For the year ended December 31, 2011, the Company recorded total OTTI losses of $2,796 (before taxes), related to fourteen, available for sale, 1-4 family, private-label MBS, all but three of which the Company had previously determined was other-than-temporarily impaired. Of the $2,796 in total OTTI losses, $2,219 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $577 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $2,219 in estimated credit losses were recorded in earnings (before taxes) with the $577 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income (net of taxes).

The 2012, 2011, and 2010 OTTI losses recognized in earnings represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of loans underlying each security. In estimating those cash flows the Company considered loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent prepayment rates and future prepayment rate assumptions, and other estimates of future collateral performance.

Despite some rising levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of December 31, 2012 it will recover the amortized cost basis of its private-label mortgage-backed securities and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period as well as changes in estimated credit losses recognized in pre-tax earnings for the three years ended December 31, 2012.

	2012	2011	2010

Estimated credit losses as of prior year-end,	$4,697	$3,373	$2,475
Additions for credit losses for securities on which OTTI has been previously recognized	171	462	444
Additions for credit losses for securities on which OTTI has not been previously recognized	682	1,757	454
Reductions for securities paid off during the period	419	895	---
Estimated credit losses as of December 31,	$5,131	$4,697	$3,373

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

As of December 31, 2012, the Company held fifteen private-label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $4,042 where OTTI losses have been historically recognized in pre-tax earnings (dating back to the fourth quarter of 2008). For eleven of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $353, net of tax, as included in accumulated OCI as of December 31, 2012.  For the remaining four securities, the total OTTI losses included in accumulated OCI amounted to $209 net of tax, as of December 31, 2012. As of December 31, 2012, the total net unrealized gains included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $144, net of tax, compared with net unrealized losses of $423, net of tax, at December 31, 2011.

As of December 31, 2012, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at December 31, 2012. As of that date, the Company did not intend to sell nor believed it is more likely than not that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following tables summarize the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2012 and 2011. All securities referenced are debt securities. At December 31, 2012 and 2011, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
December 31, 2012	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$56,008	55	$1,064	$ ---	---	$ ---	$56,008	55	$1,064
US Government agency	15,281	18	216	56	2	---	15,337	20	216
Private label	783	6	48	2,196	14	473	2,979	20	521
Obligations of states and political subdivisions thereof	10,476	27	261	2,561	12	271	13,037	39	532
Total	$82,548	106	$1,589	$4,813	28	$744	$ 87,361	134	$2,333

	Less than 12 months			12 months or longer			Total
December 31, 2011	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$15,870	13	$ 127	$ 20	1	$ ---	$ 15,890	14	$ 127
US Government agency	9,934	10	22	59	3	1	9,993	13	23
Private label	1,613	8	219	6,807	26	1,273	8,420	34	1,492
Obligations of states and political subdivisions thereof	703	4	25	14,770	61	2,433	15,473	65	2,458
Total	$28,120	35	$ 393	$21,656	91	$3,707	$ 49,776	126	$4,100

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of December 31, 2012, the total unrealized losses on these securities amounted to $1,064, compared with $127 at December 31, 2011.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at December 31, 2012 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

•

Mortgage-backed securities issued by U.S. Government agencies: As of December 31, 2012, the total unrealized losses on these securities amounted to $216, compared with $23 at December 31, 2011.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at December 31, 2012 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

•

Private-label mortgage-backed securities: As of December 31, 2012, the total unrealized losses on the Bank’s private-label mortgage-backed securities amounted to $521, compared with $1,492 at December 31 2011. The Company attributes the unrealized losses at December 31, 2012 to the current illiquid market for non-agency mortgage-backed securities, a still-depressed and unstabilized housing market, significantly elevated levels of home foreclosures, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private-label MBS owned by the Company. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at December 31, 2012.

•

Obligations of states of the U.S. and political subdivisions thereof: As of December 31, 2012, the total unrealized losses on the Bank’s municipal securities amounted to $532, compared with $2,458 at December 31, 2011. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2012, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2012, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at December 31, 2012 all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at December 31, 2012 to changes in credit ratings on certain securities and resulting changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased. The Company also attributes the unrealized losses to ongoing media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2012.

At December 31, 2012, the Company had no intent to sell nor believed it is more likely than not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of December 31, 2012.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ 23	$ 24
Due after one year through five years	2,016	1,999
Due after five years through ten years	25,409	26,891
Due after ten years	378,321	389,126
	$405,769	$418,040

Actual maturities may differ from the final contractual maturities depicted above because of securities call or prepayment provisions with or without call or prepayment penalties. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of the securities to be much different than their stated lives. Mortgage-backed securities are allocated among the maturity groupings based on their final maturity dates.

Realized Securities Gains and Losses:

The following table summarizes realized gains and losses and other than temporary impairment losses on securities available for sale for the years ended December 31, 2012, 2011 and 2010.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net

2012	$39,304	$1,963	$25	$ 853	$1,085
2011	$48,468	$2,689	$---	$2,219	$ 470
2010	$31,070	$2,127	$---	$ 898	$1,229

Note 4: Loans and Allowance for Loan Losses

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of December 31, 2012 and 2011:

	2012	2011

Commercial real estate mortgages	$324,493	$285,484
Commercial and industrial	59,373	62,450
Commercial construction and land development	22,120	30,060
Agricultural and other loans to farmers	24,922	26,580
Total commercial loans	430,908	404,574

Residential real estate mortgages	297,103	239,799
Home equity loans	53,303	51,462
Other consumer loans	19,001	22,906
Total consumer loans	369,407	314,167

Tax exempt loans	15,244	9,700

Net deferred loan (costs) and fees	(555)	562
Total loans	815,004	729,003
Allowance for loan losses	(8,097)	(8,221)
Total loans net of allowance for loan losses	$806,907	$720,782

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at December 31, 2012, approximately 31.4% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

As of December 31, 2012, the Bank had four real estate secured and three commercial and industrial loans to four relationships totaling $934 that were classified as TDRs.  At December 31, 2012, three TDRs totaling $114 were past due or classified as non-performing.

As of December 31, 2011, the Bank had four real estate secured loans to two relationships totaling $913 that were classified as TDRs, of which one in the amount of $82 was past due and classified as non-performing.

The Company had no loans classified as TDR in 2010.

Summary information pertaining to the TDRs granted during the years ended December 31, 2012 and 2011 follows:

	For the Twelve Months Ended December 31,			For the Twelve Months Ended December 31,

	2012			2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate mortgages	0	$ ---	$ ---	2	$801	$ 801
Commercial and industrial loans	2	60	60	1	30	30
Total commercial loans	2	60	60	3	831	831

Residential real estate mortgages	2	$ 77	$ 77	1	$ 82	$ 82
Total consumer loans	2	77	77	1	82	82

Total	4	$137	$137	4	$913	$ 913

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the twelve months ended December 31, 2012 and 2011:

	2012	2011

Extended maturity and adjusted interest rate	$ 23	$913
Temporary payment amount adjustment	54	---
Court ordered concession	60	---
Total	$137	$913

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at December 31, 2012 and December 31, 2011. Amounts shown exclude deferred loan origination fees and costs.

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 228	$ 238	$ 1,041	$ 1,507	$322,986	$324,493	$ 1,888	$ ---
Commercial and industrial	22	61	990	1,073	58,300	59,373	818	216
Commercial construction and land development	---	---	2,359	2,359	19,761	22,120	2,359	---
Agricultural and other loans to farmers	203	12	490	705	24,217	24,922	664	---
Residential real estate mortgages	2,452	769	1,951	5,172	291,931	297,103	3,017	---
Home equity	219	---	274	493	52,810	53,303	814	---
Other consumer loans	75	97	77	249	18,752	19,001	72	19
Tax exempt	---	---	---	---	15,244	15,244	---	---
Total	$3,199	$1,177	$ 7,182	$11,558	$804,001	$815,559	$ 9,632	$235

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 264	$ 284	$ 2,504	$ 3,052	$282,432	$285,484	$ 2,676	$ ---
Commercial and industrial	294	201	996	1,491	60,959	62,450	1,078	---
Commercial construction and land development	91	142	2,993	3,226	26,834	30,060	3,753	---
Agricultural and other loans to farmers	162	---	526	688	25,892	26,580	595	---
Residential real estate mortgages	1,690	644	2,553	4,887	234,912	239,799	4,266	---
Home equity	40	---	266	306	51,156	51,462	266	---
Other consumer loans	87	22	257	366	22,540	22,906	273	---
Tax exempt	----	---	---	---	9,700	9,700	---
Total	$2,628	$ 1,293	$10,095	$14,016	$714,425	$ 728,441	$12,907	$ ---

At December 31, 2012, total other real estate owned amounted to $2,780 compared with $2,699 and $656 at December 31, 2011 and 2010.

At December 31, 2012, the Company had no firm commitments to lend additional funds to borrowers with loans in non-accrual status.

Impaired Loans:  Impaired loans are all commercial loans for which the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, as well as all loans modified into a troubled debt restructure, if any. Allowances for losses on impaired loans are determined by the lower of the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or in the case of collateral dependent loans, the lower of the fair value of the collateral, less estimated costs to dispose, and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less estimated costs to sell.

Details of impaired loans as of December 31, 2012 and December 31, 2011 follows:

	December 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate mortgages	$2,662	$3,072	$ ---	$3,301	$ 3,431	$---
Commercial and industrial	841	966	---	973	1,043	---
Commercial construction and land development	---	---	---	2,992	4,893	---
Agricultural and other loans to farmers	664	748	---	595	595	---
Residential real estate loans	77	77	---	82	82	---
Subtotal	$4,244	$4,863	$ ---	$7,943	$10,044	$---

With an allowance:
Commercial real estate mortgages	$ ---	$ ---	$ ---	$ 176	$ 176	$100
Commercial and industrial	---	---	---	135	135	135
Commercial construction and land development	2,359	4,329	120	761	761	100
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	---	---	---	---	---	---
Subtotal	$2,359	$4,329	$ 120	$1,072	$ 1,072	$335

Total	$6,603	$9,192	$ 120	$9,015	$11,116	$335

Details of impaired loans as of December 31, 2012, 2011, and 2010 follows:

	December 31, 2012		December 31, 2011		December 31, 2010
	For the Twelve Months Ended		For the Twelve Months Ended		For the Twelve Months Ended
	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$3,391	$146	$ 3,452	$105	$2,226	$ ---
Commercial and industrial	813	8	1,212	4	1,374	---
Commercial construction and land development	147	---	4,857	---	662	---
Agricultural and other loans to farmers	604	---	213	14	353	---
Residential real estate mortgages	137	5	82	---	---	---
Subtotal	$5,092	$159	$ 9,816	$123	$4,615	$ ---

With an allowance:
Commercial real estate mortgages	$ ---	$ ---	$ 396	$ --	$ 849	$ ---
Commercial and industrial	---	---	70	---	125	---
Commercial construction and land development	3,172	---	150	---	1,531	---
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate mortgages	---		---	---	---	---
Subtotal	$3,172	$ ---	$ 616	$ ---	$2,505	$ ---

Total	$8,264	$159	$10,432	$123	$7,120	$ ---

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

Consistent with regulatory guidelines, the Bank provides for the classification of loans which are considered to be of lesser quality as substandard, doubtful, or loss. The Bank considers a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well defined weakness that jeopardizes liquidation of the debt. Substandard loans include those loans where there is the distinct possibility of some loss of principal, if the deficiencies are not corrected.

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

The following tables summarize the commercial loan portfolio as of December 31, 2012 and December 31, 2011, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

December 31, 2012	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$293,505	$46,872	$17,469	$23,806	$381,652
Other Assets Especially Mentioned	21,522	9,112	2,292	242	33,168
Substandard	9,466	3,389	2,359	874	16,088
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$324,493	$59,373	$22,120	$24,922	$430,908

December 31, 2011	Commercial real estate mortgages	Commercial and industrial	Commercial Construction and land development	Agricultural and other loans to farmers	Total
Pass	$255,945	$50,866	$23,615	$25,295	$355,721
Other Assets Especially Mentioned	19,787	7,183	2,692	469	30,131
Substandard	9,752	4,401	3,520	816	18,489
Doubtful	---	---	233	---	233
Loss	---	---	---	---	---
Total	$285,484	$62,450	$30,060	$26,580	$404,574

Allowance for Loan Losses: The allowance for loan losses (the “allowance”) is a reserve established through a provision for loan losses (the “provision”) charged to expense, which represents management’s best estimate of probable losses inherent within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance is designed to account for credit deterioration as it occurs. The provision reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated quarterly based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool, net of any loans for which reserves are already established. The Company’s pools of similar loans include similarly risk-graded groups of, commercial real estate loans, commercial and industrial loans, consumer real estate loans and consumer and other loans.

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012, 2011, and 2010. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the Allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Twelve Months Ended December 31, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221
Charged Off	(474)	(102)	(344)	(160)	(568)	(294)	(92)	---	(2,034)
Recoveries	9	25	----	82	104	38	---	---	258
Provision	885	(218)	265	49	358	177	81	55	1,652
Ending Balance	$ 4,320	$ 1,026	$ 515	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 8,097

of which:

Amount for loans individually
evaluated for impairment	$ ---	$ ---	$ 120	$ ---	$ ---	$ ---	$ ---	$ ---	$ 120

Amount for loans collectively
evaluated for impairment	$ 4,320	$ 1,026	$ 395	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 7,977

Loans individually evaluated
for impairment	$ 1,888	$ 818	$ 2,359	$ 664	$ ---	$ ---	$ ---	$ ---	$ 5,729

Loans collectively evaluated
for impairment	$322,605	$58,555	$19,761	$24,258	$297,103	$19,001	$53,303	$15,244	$809,830

Twelve Months Ended December 31, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total

Beginning Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500
Charged Off	(423)	(123)	(1,943)	---	(254)	(90)	(94)	---	(2,927)
Recoveries	8	82	77	45	---	41	---	---	253
Provision	55	125	1,461	64	368	262	84	(24)	2,395
Ending Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221
									-
of which:

Amount for loans individually
evaluated for impairment	$ 100	$ 135	$ 100	$ ---	$ ---	$ ---	$ ---	$ ---	$ 335

Amount for loans collectively
evaluated for impairment	$ 3,800	$ 1,186	$ 494	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 7,886

Loans individually evaluated
for impairment	$ 2,676	$ 1,078	$ 3,753	$ 595	$ ---	$ ---	$ ---	$ ---	$ 8,102

Loans collectively evaluated
for impairment	$282,808	$ 61,372	$26,307	$25,985	$239,799	$22,906	$51,462	$9,700	$720,339

Twelve Months Ended December 31, 2010	Commercial Real Estate	Commercial and Industrial	Commercial Construction and Land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,094	$ 1,570	$ 349	$ 242	$ 1,146	$ 122	$ 137	$ 154	$ 7,814
Charged Off	(296)	(652)	(167)	(396)	(160)	(103)	(100)	---	(1,874)
Recoveries	3	10	---	5	106	69	40	---	233
Provision	459	309	817	372	230	(15)	199	(44)	2,327
Ending Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$276	$ 110	$ 8,500

of which:

Amount for loans Individually evaluated
for impairment	$ 591	$ 159	$ 577	$ ---	$ ---	$ ---	$ ---	$ ---	$ 1,327

Amount for loans collectively evaluated for impairment	$ 3,669	$ 1,078	$ 422	$ 223	$1,322	$ 73	$276	$ 110	$ 7,173

Loans individually evaluated for impairment	$ 3,572	$ 778	$ 5,899	$ 254	$ ---	$ ---	$ ---	$ ---	$ 10,503

Loans collectively evaluated for impairment	$280,227	$56,545	$26,215	$ 24,105	$ 231,434	$ 4,417	$54,289	$12,126	$689,358

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the lodging and hospitality business associated with tourism. At December 31, 2012 and 2011, loans to the lodging and hospitality industry amounted to approximately $105,699 and $99,345, respectively.

Loans to Related Parties:  In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers and other related parties. In management’s opinion, such loans do not present more than the normal risk of collectability or incorporate other unfavorable features, and were made under terms that are consistent with the Bank’s lending policies.

Loan to related parties at December 31 are summarized below.  Balances have been adjusted to reflect changes in status of directors and officers for each year presented.

	2012	2011

Beginning balance	$ 3,077	$ 3,522

Changes in composition	---	234
New loans	779	65
Less: repayments	(1,365)	(744)

Ending balance	$ 2,491	$ 3,077

As of December 31, 2012, and 2011, there were no non-performing loans to related parties.

Note 5: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

	2012	2011

Land	$ 2,474	$ 2,454
Buildings and improvements	21,486	18,680
Furniture and equipment	7,319	6,613
Less: accumulated depreciation	(12,024)	(11,657)
Total	$19,255	$16,090

Depreciation expense amounted to $1,292, $1,180 and $1,081 in 2012, 2011 and 2010, respectively.

Note 6: Goodwill and Other Intangible Assets

Goodwill totaled $4,935 and $3,158 at December 31, 2012 and 2011, respectively. In the third quarter of 2012, the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company. At December 31, 2012, the Company concluded that it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying value, and goodwill is not considered impaired.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company transaction. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At December 31, 2012, the balance of the core deposit intangible asset amounted to $747.  Amortization expense for the core deposit intangible asset is expected to total $92 for 2013.

December 31,
(in thousands)	2012
Core deposit intangibles:
Gross carrying amount	$783
Less: accumulated amortization	(36)
Net carrying amount	$747

Amortization expense on the infinite-lived intangible assets is expected to total $92 for each year from 2013 through 2020, then $11 for 2021.

Note 7: Income Taxes

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the three years ended December 31:

	2012	2011	2010
Current
Federal	$4,867	$4,763	$4,148
State	160	176	196
	5,027	4,939	4,344
Deferred	(83)	(477)	(212)
	$4,944	$4,462	$4,132

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 35%) to recorded income tax expense, for each of the three years ended December 31:

	2012	2011	2010

Computed tax expense	$6,093	$5,427	$5,178
Increase (reduction) in income taxes resulting from:
Officers' life insurance	(84)	(88)	(88)
Tax exempt interest	(1,119)	(1,015)	(1,126)
State taxes, net of federal benefit	104	114	127
Other	(50)	24	41
	$4,944	$4,462	$4,132

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $442 at December 31, 2012 and $411 at December 31, 2011.

	2012		2011
	Asset	Liability	Asset	Liability

Allowance for losses on loans and
other real estate owned	$2,869	$ ---	$2,918	$ ---
Deferred compensation	1,071	---	1,079	---
Unrealized gain or loss on
securities available for sale	---	4,173	---	3,627
Unfunded retirement benefits	207	---	9	---
Depreciation	---	707	---	635
Deferred loan origination costs	---	483	---	468
Write down of impaired investments	1,796	---	1,644	---
Other	587	725	237	746
	$6,530	$6,088	$5,887	$5,476

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 8: Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100, was $130,614 and $119,313 at December 31, 2012 and 2011, respectively. At December 31, 2012, the scheduled maturities of jumbo certificates of deposit were as follows:

Three months or less	$ 12,070
Over three to six months	21,405
Over six to twelve months	23,611
Over twelve months	73,528
$130,614

At December 31, 2012, the scheduled maturities of total time deposits were as follows:

2013	$150,654
2014	101,633
2015	48,802
2016	29,449
2017	26,119
2018 & thereafter	13,754
$370,411

Note 9: Short-term Borrowings

The Company’s short-term borrowings consist of borrowings from the Federal Home Loan Bank (the “FHLB”), and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2012 and 2011.

	2012		2011
	Total Principal	Weighted Average Rate	Total Principal	Weighted Average Rate

Federal Home Loan Bank Advances	$203,441	0.99%	$ 151,185	1.17%
Fed Funds Purchased	---	0.00%	2,750	0.25%
Securities sold under agreements to repurchase	20,636	0.32%	21,878	0.55%
Total short-term borrowings	$224,077		$ 175,813

Federal Home Loan Bank Borrowings: Information concerning short-term Federal Home Loan Bank borrowings for 2012 and 2011 is summarized below:

	2012	2011

Average daily balance during the year	$182,134	$123,421
Maximum month-end balance during the year	$206,535	$157,488
Amount outstanding at end of year	$203,441	$151,185

All short-term FHLB advances are fixed-rate instruments. Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB, investment securities and a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, and other qualifying assets such as certain commercial real estate loans. All short-term advances are payable at their call date or final maturity.

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2012, 2011 and 2010 is summarized below:

	2012	2011	2010

Average daily balance during the year	$17,946	$17,221	$19,498
Average interest rate during the year	0.32%	0.55%	1.06%
Maximum month-end balance during the year	$23,242	$21,878	$25,190
Amount outstanding at end of year	$20,636	$21,878	$20,857

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and not under the Bank's control, were as follows at December 31:

	2012	2011	2010

Carrying value	$36,661	$38,716	$30,083
Estimated fair value	$38,227	$40,262	$30,736

Note 10: Long-term Debt

A summary of long-term debt by contractual maturity is as follows:

December 31, 2012

Maturity	Total Principal	Rate	Range of Interest Rates

2014	$ 53,990	3.24%	2.73%	to	4.80%
2015	21,000	2.44%	1.68%	to	4.70%
2016	11,000	1.60%	1.17%	to	2.29%
2017	52,500	1.76%	-0.15%	to	4.50%
2018 and thereafter	4,000	1.75%	1.25%	to	2.25%
Total long-term debt	$142,490

December 31, 2011

Maturity	Total Principal	Rate	Range of Interest Rates

2013	$ 43,480	3.66%	2.77%	to	4.39%
2014	53,990	3.24%	2.73%	to	4.80%
2015	21,000	2.44%	1.68%	to	4.70%
2016	4,000	2.18%	1.85%	to	2.29%
2017 and thereafter	17,000	3.96%	2.25%	to	4.50%
Total long-term debt	$139,470

All of the long-term debt represents advances from the FHLB. All FHLB advances are fixed-rate instruments. Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB, investment securities and a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, and other qualifying assets such as qualifying commercial real estate loans. Advances are payable at their call dates or final maturity.

The maturity distribution of the long-term debt with callable features was as follows:

December 31, 2012

Maturity	Total Principal	Weighted Average Rate	Range of Interest Rates

2014	$ 12,000	4.11%	3.35%	to	4.80%
2015	2,000	4.35%	3.99%	to	4.70%
2016	---	0.00%	0.00%	to	0.00%
2017	28,000	2.21%	-0.15%	to	4.50%
2018 and thereafter	2,000	2.25%	2.25%	to	2.25%
Total	$ 44,000

December 31, 2011

Maturity	Total Principal	Weighted Average Rate	Range of Interest Rates

2013	$ 7,500	3.79%	3.15%	to	4.25%
2014	12,000	4.11%	3.35%	to	4.80%
2015	2,000	4.35%	3.99%	to	4.70%
2016	---	0.00%	0.00%	to	0.00%
2017 and thereafter	17,000	3.96%	2.25%	to	4.50%
Total	$38,500

At December 31, 2012, and 2011, the Company had $31,000 and $34,500 of long-term debt that was currently callable, respectively. The remaining callable debt has call dates ranging from May 2014 to October 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. As of December 31, 2012, the Company and the Bank exceeded all capital adequacy requirements to which they are subject. As of December 31, 2012, the most recent notification from the federal regulators categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Company and Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s or the Company’s category.

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2012, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2012
Total Capital
(To Risk-Weighted Assets)
Consolidated	$127,857	15.78%	$64,812	8.0%	N/A
Bank	$128,791	15.92%	$64,718	8.0%	$80,897	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$114,667	14.15%	$32,406	4.0%	N/A
Bank	$115,601	14.29%	$32,359	4.0%	$48,538	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$114,667	8.87%	$51,730	4.0%	N/A
Bank	$115,601	8.94%	$51,701	4.0%	$64,626	5.0%

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2011, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2011
Total Capital
(To Risk-Weighted Assets)
Consolidated	$121,265	16.06%	$60,418	8.0%	N/A
Bank	$122,151	16.19%	$60,370	8.0%	$75,462	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$107,933	14.29%	$30,209	4.0%	N/A
Bank	$108,819	14.42%	$30,185	4.0%	$45,277	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$107,933	9.32%	$46,300	4.0%	N/A
Bank	$108,819	9.41%	$46,263	4.0%	$ 57,829	5.0%

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2012, the Bank had $47,894 available for dividends that could be paid without prior regulatory approval.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and was authorized to continue for a period of up to twenty-four consecutive months. In August of 2010, the Company’s Board of Directors authorized the continuance of this program through August 17, 2012. In August of 2012, the Company’s Board of Directors authorized the continuance of this program through August 17, 2014. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of December 31, 2012, the Company had repurchased 104,252 shares of stock under this plan, at a total cost of $2,912 and an average price of $27.94 per share.  The Company records repurchased shares as treasury stock.

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

Note 12: Stock-Based Compensation Plans:

On October 3, 2000, the shareholders of the Company approved the Bar Harbor Bankshares and Subsidiaries Incentive Stock Option Plan of 2000 (“ISOP”) for its officers and employees, which provided for the issuance of up to 450,000 shares of common stock. The purchase price of the stock covered by each option must be at least 100% of the trading value on the date such option was granted. Vesting terms ranged from three to seven years. According to the ISOP no option shall be granted after October 3, 2010, ten years after the effective date of the ISOP.

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

In 2012 and 2011, the Company recognized $216 and $99, respectively, of share-based compensation in salaries and employee benefits expense.

For the years ended December 31, 2012, 2011, and 2010, the total anti-dilutive stock options amounted to 36, 117, and 157 thousand shares, respectively.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the years ended December 31:

	2012	2011	2010

Risk free interest rate	1.13%	2.04%	2.61%
Expected market volatility factor for the Company's stock	26.08%	26.28%	25.50%
Dividend yield	3.40%	3.79%	3.79%
Expected life of the options (years)	6.9	6.8	6.9
Options granted	37,500	30,500	38,648
Estimated fair value of options granted	$ 5.85	$ 4.99	$ 5.12

The expected market price volatility for the grants during 2012 was determined by using the Company’s historical stock price volatility on a daily basis during the three to seven year periods ending December 31, 2012, consistent with the expected life of the 2012 options.

Stock Option Activity: A summary combined status of the ISOP and the 2009 Plan as of December 31, 2012, and changes during the year then ended is presented below:

	Number of Stock Options Outstanding	Exercise Price Range		Weighted Average Exercise Price	Intrinsic Value	Aggregate Intrinsic Value
		From	To
Outstanding at January 1, 2012	169,188	$18.25	$34.65	$28.18
Granted	37,500	$30.20	$37.60	$34.62
Exercised	(45,154)	$18.25	$33.00	$26.00
Cancelled	(8,116)	$18.70	$34.93	$29.82
Outstanding at December 31, 2012	153,418	$18.37	$37.60	$30.31	$5.39	$566

Ending vested and expected to vest December 31, 2012	142,220	$18.37	$37.60	$30.45	$5.42	$510

Exercisable at December 31, 2012	62,707	$18.37	$34.65	$29.46	$5.47	$263

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2012	---	$ ---
Awarded	1,380	$35.84
Released	(1,380)	$35.84
Forfeited	---	$ ---
Outstanding at December 31, 2012	---	$ ---

The intrinsic value of the options exercised and cash received by the Company for options exercised for the years ended December 31, 2012, 2011, and 2010, was approximately $345 and $1,174, $977 and $1,363, and $659 and $922, respectively.

The tax benefit received related to the exercise of options in 2012, 2011 and 2010, was $35, $248 and $161, respectively.

As of December 31, 2012, there was approximately $267 of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next seven years, with a weighted average recognition period of 3.4 years.

Stock Options Outstanding: The following table summarizes stock options outstanding and exercisable by exercise price range at December 31, 2012:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/12	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable As of 12/31/12	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

$18.37	$37.60	153,418	6.49	$30.31	62,707	$29.46	4.03

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

The after tax components of accumulated other comprehensive income (loss), which have not yet been recognized in net periodic benefit cost, related to post-retirement benefits are net actuarial losses related to supplemental retirement plans of $401 and $17, as of December 31, 2012 and 2011, respectively.

A December 31 measurement date is used for the supplemental executive retirement plans. The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plans as of and for the years ended December 31:

	Supplemental Executive Retirement Plans

	Fiscal Year Ending
	2012	2011
Obligations and Funded Status

Change in Benefit Obligation
Benefit obligation at beginning of year	$ 3,349	$ 3,370
Service cost	173	49
Interest cost	131	190
Actuarial gain(loss) on supplemental retirement plans	469	(55)
Benefits and expenses paid	(206)	(205)
Benefit obligation at end of year	$ 3,916	$ 3,349

	Supplemental Executive Retirement Plans

	Fiscal Year Ending
	2012	2011
Change in plan assets
Fair value of plan assets at beginning of year	$ ---	$ ---
Benefit distribution at settlement	(206)	(205)
Contributions	206	205
Fair value of plan assets at end of year	$ ---	$ ---

Funded status at end of year	$(3,916)	$(3,349)

As of December 31, 2012 and 2011, the Company had recognized liabilities of $3,916 and $3,349, respectively, for the supplemental executive retirement plans. These amounts are reported within other liabilities on the consolidated balance sheets.

The following table summarizes the assumptions used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2012, 2011, and 2010:

	Supplemental Executive Retirement Plans

Assumptions	Fiscal Year Ending
	2012	2011	2010

Weighted-average discount rate beginning of the year	3.76%	5.75%	6.00%
Weighted-average discount rate end of the year	3.14%	3.76%	5.75%

The net periodic benefit cost for the years ended December 31 included the following components:

	Supplemental Executive Retirement Plans

	Fiscal Year Ending
	2012	2011	2010
Components of Net Periodic Benefit Cost and Other Amounts Recognized in the Consolidated Income Statements

Service cost	$ 173	$ 49	$184
Interest cost	131	190	180
Recognition of net actuarial (gain) loss	(139)	4	9
Total recognized in the consolidated income statements	$ 165	$243	$373

Other Changes and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax)

Recognition of net actuarial loss (gain)	582	(4)	(9)
Total recognized in other comprehensive income (pre-tax)	582	(4)	(9)
Total recognized in the consolidated income statements and other comprehensive income (pre-tax)	$ 747	$239	$364

The estimated net actuarial loss for the supplemental executive retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $105.

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

2013	$ 206
2014	340
2015	291
2016	291
2017	291
2018 and thereafter	$4,762

401(k) Plan:  The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire. Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2012, 2011, and 2010 was $321, $299, and $296, respectively.

Note 14: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2012 and 2011.

	December 31,	December 31,
	2012	2011

Commitments to originate loans	$ 20,843	$23,220
Unused lines of credit	$106,773	$88,208
Un-advanced portions of construction loans	$ 22,047	$ 4,986
Standby letters of credit	$ 307	$ 350

As of December 31, 2012 and 2011, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Operating Lease Obligations

The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2012.

2013	$357
2014	$293
2015	$303
2016	$223
2017	$101
2018 and thereafter	$377

In connection the foregoing lease obligations, in 2012, 2011 and 2010, the Company recorded $278, $200, and $121 in rent expense, respectively, which is included in occupancy and furniture and fixtures expense in the consolidated statements of income.

Note 15: Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012, and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012

Securities available for sale:
Mortgage-backed securities:
US Government- sponsored enterprises	$ ---	$245,823	$ ---	$245,823
US Government agencies	$ ---	$ 84,261	$ ---	$ 84,261
Private label	$ ---	$ 8,113	$ ---	$ 8,113
Obligations of states and political subdivisions thereof	$ ---	$ 79,843	$ ---	$ 79,843

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Obligations of US Government- sponsored enterprises	$ ---	$ 1,023	$ ---	$ 1,023
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$235,249	$ ---	$235,249
US Government agencies	$ ---	$ 75,494	$ ---	$ 75,494
Private-label	$ ---	$ 12,213	$ ---	$ 12,213
Obligations of states and political subdivisions thereof	$ ---	$ 57,901	$ ---	$ 57,901

During the years ended December 31, 2012 and 2011, there were no transfers between levels of the fair value hierarchy.

The Company also makes fair value measurements on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Year Ended 12/31/12	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/12	Loss

Other real estate owned	$ ---	$ ---	$2,634	$2,634	$146
Collateral dependent impaired loans	$ ---	$ ---	$2,631	$2,631	$ ---

For the Year Ended 12/31/11	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/11	Loss

Other real estate owned	$ ---	$ ---	$2,687	$2,687	$ 12
Collateral dependent impaired loans	$ ---	$ ---	$ 937	$ 937	$ ---

The Company had total collateral dependent impaired loans with carrying values of approximately $3,149 and $4,827 which had specific reserves included in the allowance of $120 and $200 at December 31, 2012 and December 31, 2011, respectively. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

In estimating the fair value of OREO, the Company generally uses market appraisals less estimated costs to dispose of the property, which generally range from 10% to 30% of appraised value. Management may also make adjustments to reflect estimated fair value declines, or may apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property or consideration of broker quotes. The appraisers use a market, income, and/or a cost approach in determining the value of the collateral. Therefore they have been categorized as a Level 3 measurement.

Note 16: Fair Value of Financial Instruments

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

Federal Home Loan Bank Stock: For Federal Home Loan Bank stock, the carrying amounts reported on the balance sheet approximate fair values.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2012 and 2011 follows:

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012
Financial assets:
Cash and cash equivalents	$ 14,992	$14,992	$ ---	$ ---	$ 14,992
Federal Home Loan Bank stock	$ 18,189	$ ---	$ 18,189	$ ---	$ 18,189
Loans, net	$806,907	$ ---	$ ---	$822,675	$822,675
Interest receivable	$ 4,502	$ 4,502	$ ---	$ ---	$ 4,502

Financial liabilities:
Deposits (with no stated maturity)	$424,601	$ ---	$424,601	$ ---	$424,601
Time deposits	$370,411	$ ---	$377,278	$ ---	$377,278
Borrowings	$371,567	$ ---	$377,510	$ ---	$377,510
Interest payable	$ 684	$ 684	$ ---	$ ---	$ 684

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2011
Financial assets:
Cash and cash equivalents	$ 8,720	$ 8,720	$ ---	$ ---	$ 8,720
Federal Home Loan Bank stock	$ 16,068	$ ---	$ 16,068	$ ---	$ 16,068
Loans, net	$720,782	$ ---	$ ---	$728,985	$728,985
Interest receivable	$ 4,385	$ 4,385	$ ---	$ ---	$ 4,385

Financial liabilities:
Deposits (with no stated maturity)	$368,472	$ ---	$368,472	$ ---	$368,472
Time deposits	$354,418	$ ---	$362,933	$ ---	$362,933
Borrowings	$320,283	$ ---	$329,801	$ ---	$329,801
Interest payable	$ 828	$ 828	$ ---	$ ---	$ 828

Note 17: Legal Contingencies

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of management based upon currently available information will have no material effect on the Company's consolidated financial statements.

Note 18: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010 are presented below:

BALANCE SHEETS

December 31

	2012	2011

Cash	$ 538	$ 754
Investment in subsidiaries	129,275	119,080
Premises	689	692
Other assets	487	4
Total assets	$130,989	$120,530

Liabilities
Total liabilities	$ 2,943	$ 2,280

Shareholders' equity
Total shareholders' equity	$128,046	$118,250

Liabilities and Shareholders' equity	$130,989	$120,530

STATEMENTS OF INCOME

Years Ended December 31

	2012	2011	2010

Dividend income from subsidiaries	$ 4,097	$ 4,180	$ 4,068
Equity in undistributed earnings of subsidiaries (1)	9,137	7,505	7,464
Bankshares expenses	(1,063)	(865)	(1,206)
Tax benefit	295	223	336
Net income	$12,466	$11,043	$10,662

(1)  Amount in parentheses represents the excess of dividends over net income subsidiaries.

STATEMENTS OF CASH FLOWS

Years Ended December 31

	2012	2011	2010

Cash flows from operating activities:
Net income	$12,466	$11,043	$10,662

Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	3	42	16
Recognition of stock based expense	216	99	217
Net change in other assets	(865)	(142)	216
Net change in other liabilities	663	144	348
Equity in undistributed earnings of subsidiaries	(9,137)	(7,505)	(7,464)

Net cash provided by operating activities	3,346	3,681	3,995

Cash flows from investing activities:
Additional investments in subsidiaries	---	---	16,631
Capital expenditures	(3)	(4)	(9)

Net cash used in investing activities	(3)	(4)	16,622

Cash flows from financing activities:
Purchases of treasury stock	(181)	(623)	(275)
Purchase of preferred stock and warrants	---	---	(19,152)
Proceeds from issuance of equity instruments	---	---	1,941
Proceeds from stock option exercises	1,187	1,611	1,083
Dividend paid	(4,565)	(4,228)	(4,093)

Net cash used in financing activities	(3,559)	(3,240)	(20,496)

Net (decrease) increase in cash	(216)	437	121

Cash and cash equivalents, beginning of year	754	317	196

Cash and cash equivalents, end of year	$ 538	$ 754	$ 317

Note 19: Selected Quarterly Financial Data (Unaudited)

2012	1	2	3	4	Year

Interest and dividend income	$ 12,587	$ 12,418	$ 12,876	$ 12,957	$ 50,838
Interest expense	3,570	3,465	3,462	3,370	13,867
Net interest income	9,017	8,953	9,414	9,587	36,971
Provision for loan losses	415	460	427	350	1,652
Non-interest income	1,700	1,974	2,298	1,737	7,709
Non-interest expense	5,808	6,157	6,559	7,094	25,618
Income before income taxes	4,494	4,310	4,726	3,880	17,410
Income taxes	1,331	1,205	1,358	1,050	4,944
Net income	$ 3,163	$ 3,105	$ 3,368	$ 2,830	$ 12,466

Per common share data:
Basic earnings per share	$ 0.82	$ 0.80	$ 0.86	$ 0.72	$ 3.20
Diluted earnings per share	$ 0.81	$ 0.79	$ 0.86	$ 0.72	$ 3.18

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2012, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bar Harbor Bankshares:

We have audited Bar Harbor Bankshares and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 18, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers: Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which the Company intends to file with the Commission within 120 days of the end of the Company’s 2012 fiscal year (hereinafter the “Proxy”) and is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:  Information required by Item 405 of Regulation S-K with respect to Compliance with Section 16(a) of the Securities Exchange Act of 1934 will appear under the heading “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s Proxy and is incorporated herein by reference.

Stockholder Nominees to Board of Directors:  The information required by Item 407(c)(3), procedures by which security holders may recommend nominees to the Company’s Board of Directors, will be set forth in the Proxy under the headings entitled “CORPORATE GOVERNANCE” – “Governance Committee” and “OTHER MATTERS” – “Nominations by Shareholders and other Shareholder Proposals” and are incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will appear under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” in the Company’s Proxy, which information is incorporated herein by reference.

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

March 18, 2013	BAR HARBOR BANKSHARES (Registrant) /s/ Joseph M. Murphy Joseph M. Murphy President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on behalf of the Registrant.

/s/ Peter Dodge Peter Dodge Chairman, Board of Directors	/s/ Joseph M. Murphy Joseph M. Murphy, Director President and Chief Executive Officer

/s/ Thomas A. Colwell Thomas A. Colwell Vice Chairman, Board of Directors	/s/ Gerald Shencavitz Gerald Shencavitz EVP, Chief Financial Officer, & Principal Accounting Officer

/s/ Robert C. Carter Robert C. Carter, Director	/s/ Robert M. Phillips Robert M. Phillips, Director

/s/ Martha Tod Dudman Martha Tod Dudman, Director	/s/ Constance C. Shea Constance C. Shea, Director

/s/ Lauri E. Fernald Lauri E. Fernald, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director

/s/ Gregg S. Hannah Gregg S. Hannah, Director	/s/ Scott G. Toothaker Scott G. Toothaker, Director

/s/Clyde H. Lewis Clyde H. Lewis, Director	/s/ David B. Woodside David B. Woodside, Director

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K.

EXHIBIT NUMBER

3	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the commission on March 16, 2009

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Item 5.03, Exhibit 3.2, filed with the Commission on November 29, 2011.

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Letter Agreement with U. S. Treasury for purchase of Series A Preferred Stock	Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on January 21, 2009

4.4	Warrant to Purchase Shares of Company Common Stock issued to U.S. Treasury	Incorporated by reference to Form 8-K, Exhibit 4.2, filed with the Commission on January 21, 2009

4.5	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009

4.6	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009

10	Material Contracts

10.1	Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987

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

10.9

Change in Control, Confidentiality, and Non-competition Agreements between the Company and the following officers: Cheryl Mullen, Senior Vice President Marketing and Community Relations; Marsha C. Sawyer, Senior Vice President Human Resources; Daniel A. Hurley III, Senior Vice President of the Bank and Bar Harbor Trust Services; Joshua A. Radel, Chief Investment Officer, Bar Harbor Trust Services.

Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on May 18, 2012

10.10	Change in Control Confidentiality and Noncompetition Agreement with Stephen Leackfeldt, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.2, filed with the Commission on May 18, 2012

10.11	Change in Control Confidentiality and Noncompetition Agreement with Michael Bonsey, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.3, filed with the Commission on May 18, 2012

10.12	Change in Control Confidentiality and Noncompetition Agreement with Greg Dalton, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.4, filed with the Commission on May 18, 2012

10.14	Infinex Agreement third party brokerage services	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.10, filed with the Commission on March 16, 2005

10.15	Somesville Bank Branch Lease dated October 27, 2005	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.13, filed with the Commission on March 16, 2006

10.16	Referral and Sales Agreement between Bar Harbor Bank & Trust and TransFirst dated September 30, 2008	Incorporated by reference to Form 10-Q, Exhibit 10.3, filed with the Commission on November 10, 2008

10.17	Credit Card Account Purchase Agreement between Bar Harbor Bank & Trust and U. S. Bank National Association D/B/A Elan Financial Services	Incorporated by reference to Form 10-K, Exhibit 10.22, filed with the Commission on March 16, 2009

10.18	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2009	Incorporated by reference to Appendix “C” to the Company’s Definitive Proxy Statement (DEF 14A) filed with the commission on April 7, 2009

10.19	2012 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K, Item 5.02(e), filed with the Commission on February 22, 2012

10.20	2013 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K, Item 5.02(e), filed with the Commission on January 25, 2013

10.21	Border Trust Purchase and Assumption Agreement	Incorporated by reference to Form 8-K, Exhibit 2.1, filed with the Commission on May 1, 2012

11.1	Statement re computation of per share earnings	Statement re computation of per share earnings is provided in Note 1 to the Notes to Consolidated Financial Statements in this Report

14	Code of Conduct and Business Ethics	Filed herewith

21	Subsidiaries of the Registrant	Incorporated by reference to Form 10-K, Exhibit 21, filed with the commission on March 16, 2009

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Filed herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Filed herewith

101*

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

*

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.