Form 10-K/A
period 2012-12-31
BAR HARBOR BANKSHARES
filed 2013-03-20
CIK 743367

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment”) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2012 (the “10-K”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K and to correct typographical errors in the sequential numbering of the item 10 exhibits identified in our exhibit table and index to the 10-K and to indicate exhibits 32.1 and 32.2 are furnished with the 10-K rather than filed. The inclusion of the Interactive Data File Exhibits was inadvertently omitted in the earlier electronic filing of the Company’s 10-K. No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)   A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2013	BAR HARBOR BANKSHARES (Registrant) /s/ Joseph M. Murphy Joseph M. Murphy President and Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K.

EXHIBIT NUMBER

3	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the commission on March 16, 2009

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Item 5.03, Exhibit 3.2, filed with the Commission on November 29, 2011.

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Letter Agreement with U. S. Treasury for purchase of Series A Preferred Stock	Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on January 21, 2009

4.4	Warrant to Purchase Shares of Company Common Stock issued to U.S. Treasury	Incorporated by reference to Form 8-K, Exhibit 4.2, filed with the Commission on January 21, 2009

4.5	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009

4.6	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009

10	Material Contracts

10.1	Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987

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

Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on May 18, 2012

10.10	Change in Control Confidentiality and Noncompetition Agreement with Stephen Leackfeldt, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.2, filed with the Commission on May 18, 2012

10.11	Change in Control Confidentiality and Noncompetition Agreement with Michael Bonsey, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.3, filed with the Commission on May 18, 2012

10.12	Change in Control Confidentiality and Noncompetition Agreement with Greg Dalton, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.4, filed with the Commission on May 18, 2012

10.13	Infinex Agreement third party brokerage services	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.10, filed with the Commission on March 16, 2005

10.14	Somesville Bank Branch Lease dated October 27, 2005	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.13, filed with the Commission on March 16, 2006

10.15	Referral and Sales Agreement between Bar Harbor Bank & Trust and TransFirst dated September 30, 2008	Incorporated by reference to Form 10-Q, Exhibit 10.3, filed with the Commission on November 10, 2008

10.16	Credit Card Account Purchase Agreement between Bar Harbor Bank & Trust and U. S. Bank National Association D/B/A Elan Financial Services	Incorporated by reference to Form 10-K, Exhibit 10.22, filed with the Commission on March 16, 2009

10.17	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2009	Incorporated by reference to Appendix “C” to the Company’s Definitive Proxy Statement (DEF 14A) filed with the commission on April 7, 2009

10.18	2012 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K, Item 5.02(e), filed with the Commission on February 22, 2012

10.19	2013 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K, Item 5.02(e), filed with the Commission on January 25, 2013

10.20	Border Trust Purchase and Assumption Agreement	Incorporated by reference to Form 8-K, Exhibit 2.1, filed with the Commission on May 1, 2012

11.1	Statement re computation of per share earnings	Statement re computation of per share earnings is provided in Note 1 to the Notes to Consolidated Financial Statements in this Report

14	Code of Conduct and Business Ethics	Filed herewith

21	Subsidiaries of the Registrant	Incorporated by reference to Form 10-K, Exhibit 21, filed with the commission on March 16, 2009

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

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