Form 10-Q/A
period 2012-03-31
BAR HARBOR BANKSHARES
filed 2013-03-22
CIK 743367

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

_____________________________________________________________________________________

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment”) to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K and to indicate exhibits 32.1 and 32.2 are furnished with the 10-Q rather than filed. The Company has learned that the inclusion of the Interactive Data File Exhibits were inadvertently omitted in the earlier electronic filing of the Company’s 10-Q. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Item 6: Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index hereto and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: March 22, 2013	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: March 22, 2013	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1

Purchase and Assumption Agreement, dated as of May 1, 2012, by and among Bar Harbor Bank & Trust Company, Border Trust Company, and Border Bancshares, Inc. (incorporated herein by reference to Form 8-K, Item 1.01, Exhibit 2.1, filed with the Commission on May 1, 2012).

10.2	Annual Incentive Plan for certain executive officers of the Company (incorporated herein by reference to Form 8-K, Item 5.02(e), filed with the Commission on February 22, 2012).

11.1	Statement re computation of per share earnings (data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q).

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 (furnished herewith)

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

*

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

4