Form 10-Q/A
period 2011-06-30
BAR HARBOR BANKSHARES
filed 2013-03-29
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. The Company inadvertently attached the Interactive Data File Exhibits from the Company’s June 30, 2012 Form 10-Q filing as a part of its earlier filing of Amendment No. 2 to the 10-Q.  We are also correcting the exhibit table reference to Exhibit 4.4 which was originally reflected as “filed herewith” in the 10-Q and should have been incorporated by reference to a prior filing. No other changes have been made to the 10-Q, and this Amendment No. 3 has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Item 6:

(a)

Exhibits.

EXHIBIT NUMBER

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009.

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008.

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated herein by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009

4.3	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the Commission on March 16, 2009.

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009.

10.1	2011Annual Incentive Plan for Executive Officers	Incorporated herein by reference to Form 8-K, Exhibit 5.02, filed with the Commission on June 24, 2011.

11.1	Statement re computation of per share earnings	Data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350	Furnished herewith.

101

The following financial information from the Company’s Quarterly Report on Form10-Q for the three and six months ended June 30, 2011 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balances Sheets, (iii) the Condensed  Consolidated Statements of Changes in Shareholders’ Equity,

 (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

Date: March 29, 2013	/s/Joseph M. Murphy

Joseph M. Murphy
President & Chief Executive Officer

Date: March 29, 2013	/s/Gerald Shencavitz

Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008).

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated herein by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 1-K, Part IV, Item 15, Exhibit 4.5, filed with the Commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1	2011 Annual Incentive Plan for Executive Officers (filed herewith)

11.1	Statement re computation of per share earnings (data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q)

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 (furnished herewith)

101*

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the three and six months ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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