Form 10-Q/A
period 2011-06-30
BAR HARBOR BANKSHARES
filed 2013-04-01
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 4)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K (the “XBRL Files”). On March 29, 2013, the Company filed Amendment No. 3 to its 10-Q for the sole purpose of furnishing the related XBRL Files. After filing Amendment No. 3, the Company discovered that the XBRL Files for the 10-Q were not included with Amendment No. 3. The Company believes that this error occurred due to an improper naming convention on the XBRL Files as well as an apparent change in the XBRL taxonomies since the XBRL Files were originally created in 2011. No other changes have been made to the 10-Q, and this Amendment No. 4 has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

BAR HARBOR BANKSHARES (Registrant)

Date: April 1, 2013	/s/Joseph M. Murphy

Joseph M. Murphy
President & Chief Executive Officer

Date: April 1, 2013	/s/Gerald Shencavitz

Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on December 17, 2008).

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated herein by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 1-K, Part IV, Item 15, Exhibit 4.5, filed with the Commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1	2011 Annual Incentive Plan for Executive Officers (incorporated herein by reference to Form 8-K, Exhibit 5.02, filed with the Commission on June 24, 2011.)

11.1	Statement re computation of per share earnings (data required by SFAS No. 128, Earnings Per Share, is provided in Note 3 to the consolidated financial statements in this report on Form 10-Q)

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 (furnished herewith)

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