Form 10-Q
period 2013-03-31
BAR HARBOR BANKSHARES
filed 2013-05-09
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – May 1, 2013
$2.00 Par Value	3,928,149

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at March 31, 2013, and December 31, 2012	3

	Consolidated Statements of Income for the three months ended March 31, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012	5

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2013 and 2012	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	7

	Notes to Consolidated Interim Financial Statements	8-32

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32-56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56-59

Item 4.	Controls and Procedures	59

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	60

Item 6.	Exhibits	60

Signatures		60

Exhibit Index		61

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

(Dollars in thousands, except share and per share data)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	10,305	14,992
Securities available for sale, at fair value (amortized cost of $415,023 and $405,769, respectively)	423,914	418,040
Federal Home Loan Bank stock	18,108	18,189
Loans	817,226	815,004
Allowance for loan losses	(8,055)	(8,097)
Loans, net of allowance for loan losses	809,171	806,907
Premises and equipment, net	19,683	19,255
Goodwill	4,935	4,935
Bank owned life insurance	7,695	7,633
Other assets	13,441	12,984
TOTAL ASSETS	$1,307,252	$1,302,935

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 62,984	$ 71,865
NOW accounts	115,686	123,015
Savings and money market deposits	222,513	230,325
Time deposits	399,917	370,560
Total deposits	801,100	795,765
Short-term borrowings	224,673	224,077
Long-term advances from Federal Home Loan Bank	141,990	142,490
Junior subordinated debentures	5,000	5,000
Other liabilities	6,437	7,557
TOTAL LIABILITIES	1,179,200	1,174,889

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares;
issued 4,525,635 shares at March 31, 2013 and December 31, 2012	9,051	9,051
Surplus	26,719	26,693
Retained earnings	95,901	93,900
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($230) and ($207), at March 31, 2013 and December 31, 2012, respectively	(447)	(401)
Net unrealized appreciation on securities available for sale, net of tax of $2,874 and $4,099, at March 31, 2013 and December 31, 2012, respectively	5,578	7,954
Portion of OTTI attributable to non-credit gains, net of tax of $152 and $74, at March 31, 2013 and December 31, 2012, respectively	290	144
Total accumulated other comprehensive income	5,421	7,697
Less: cost of 597,486 and 605,591 shares of treasury stock at March 31, 2013 and
December 31, 2012, respectively	(9,040)	(9,295)

TOTAL SHAREHOLDERS' EQUITY	128,052	128,046

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,307,252	$1,302,935

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income:
Interest and fees on loans	$ 9,181	$8,878
Interest on securities	3,162	3,689
Dividend on FHLB stock	22	20
Total interest and dividend income	12,365	12,587

Interest expense:
Deposits	1,702	1,955
Short-term borrowings	128	95
Long-term debt	1,246	1,520
Total interest expense	3,076	3,570

Net interest income	9,289	9,017
Provision for loan losses	353	415
Net interest income after provision for loan losses	8,936	8,602

Non-interest income:
Trust and other financial services	906	779
Service charges on deposit accounts	295	250
Credit and debit card service charges and fees	336	316
Net securities gains	265	567
Total other-than-temporary impairment ("OTTI") losses	---	(458)
Non-credit portion of OTTI losses (before taxes) (1)	---	114
Net OTTI losses recognized in earnings	---	(344)
Other operating income	148	132
Total non-interest income	1,950	1,700

Non-interest expense:
Salaries and employee benefits	3,607	3,182
Occupancy expense	484	405
Furniture and equipment expense	510	415
Credit and debit card expenses	96	88
FDIC insurance assessments	196	185
Other operating expense	1,414	1,533
Total non-interest expense	6,307	5,808

Income before income taxes	4,579	4,494
Income taxes	1,363	1,331

Net income	$ 3,216	$ 3,163

Per Common Share Data:
Basic earnings per share	$ 0.82	$ 0.82
Diluted earnings per share	$ 0.82	$ 0.81

(1)

Included in other comprehensive loss, net of tax

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Net income	$3,216	$3,163
Other comprehensive income:
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($1,060) and $316, respectively	(2,057)	612
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($90) and ($193), respectively	(175)	(374)
Add other-than-temporary impairment adjustment, net of tax of $0 and $156, respectively	---	302
Less non-credit portion of other-than-temporary impairment losses, net of tax of $0 and ($39), respectively	---	(75)
Net amortization of prior service cost and actuarial (gain) loss for supplemental executive retirement plan, net of related tax of ($28) and $0, respectively	(54)	---
Actuarial loss (gain) on supplemental executive retirement plan, net of related tax of $5 and $0, respectively	10	---
Total other comprehensive (loss) income	(2,276)	465
Total comprehensive income	$ 940	$3,628

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands, except share and per share data)

(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2011	$9,051	$ 26,512	$86,198	$ 7,024	$(10,535)	$118,250
Net income	---	---	3,163	---	---	3,163
Total other comprehensive income	---	---	---	465	---	465
Dividend declared:
Common stock ($0.285 per share)	---	---	(1,106)	---	---	(1,106)
Stock options exercised (3,482 shares), including related tax effects	---	2	(24)	---	98	76
Recognition of stock based compensation expense		30	---	---	---	30
Balance March 31, 2012	$9,051	$26,544	$88,231	$ 7,489	$(10,437)	$120,878

Balance December 31, 2012	$9,051	$26,693	$93,900	$ 7,697	$ (9,295)	$128,046
Net income	---	---	3,216	---	---	3,216
Total other comprehensive loss	---	---	---	(2,276)	---	(2,276)
Dividend declared:
Common stock ($0.305 per share)	---	---	(1,196)	---	---	(1,196)
Stock options exercised (5,429 shares), including related tax effects	---	---	(30)	---	171	141
Recognition of stock based compensation expense		121	---	---	---	121
Restricted stock grants (2,676 shares)	---	(95)	11	---	84	---
Balance March 31, 2013	$9,051	$26,719	$95,901	$ 5,421	$ (9,040)	$128,052

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands)

(unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$ 3,216	$ 3,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	342	298
Amortization of core deposit intangible	(56)	---
Provision for loan losses	353	415
Net securities gains	(265)	(567)
Other-than-temporary impairment	---	344
Net amortization of bond premiums and discounts	1,333	701
Recognition of stock based expense	121	30
Net change in other assets	609	(190)
Net change in other liabilities	(1,120)	(292)
Net cash provided by operating activities	4,533	3,902

Cash flows from investing activities:
Purchases of securities available for sale	(40,970)	(44,991)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	25,611	19,334
Proceeds from sales of securities available for sale	5,038	11,073
Net (decrease) increase in Federal Home Loan Bank stock	81	(643)
Net loans made to customers	(2,586)	(35,495)
Proceeds from sale of other real estate owned	---	45
Capital expenditures	(770)	(1,643)
Net cash used in investing activities	(13,596)	(52,320)

Cash flows from financing activities:
Net increase in deposits	5,335	1,549
Net (decrease ) increase in securities sold under repurchase agreements and fed funds purchased	(3,036)	5,932
Proceeds from Federal Home Loan Bank advances	13,200	67,500
Repayments of Federal Home Loan Bank advances	(10,068)	(20,112)
Proceeds from stock option exercises, including excess tax benefits	141	76
Payments of dividends	(1,196)	(1,106)
Net cash provided by financing activities	4,376	53,839

Net (decrease) increase in cash and cash equivalents	(4,687)	5,421
Cash and cash equivalents at beginning of period	14,992	8,720
Cash and cash equivalents at end of period	$10,305	$14,141

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 3,071	$ 3,620
Income taxes	---	46

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 31	$ 343

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2013

(Dollars in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three months ended March 31, 2013, is not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other interim periods.

The consolidated balance sheet at December 31, 2012, has been derived from audited consolidated financial statements at that date.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 210).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, please refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and notes thereto.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of March 31, 2013, and December 31, 2012, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

Note 3: Business Combinations

On August 10, 2012, Bar Harbor Bank & Trust (the “Bank”), a wholly-owned first tier operating subsidiary of Bar Harbor Bankshares, completed its acquisition of the operations of the Border Trust Company (“Border Trust”), a state chartered bank headquartered in Augusta, Maine, by acquiring certain assets and assuming certain liabilities, including all deposits for a net purchase price of $133. This transaction represented a strategic extension of the Company’s franchise with three branch locations located in Kennebec and Sagadahoc counties.

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

Fair value of total consideration paid:
Cash consideration paid at closing to Border Trust	$ 133

Fair value of identifiable assets acquired:
Cash and cash equivalents	$1,330
Securities	3,537
Federal Home Loan Bank Common stock	770
Loans	33,606
Premises and equipment	563
Core deposit intangible	783
Other assets	540
Total identifiable assets acquired	41,129

Fair value of liabilities assumed:
Deposits	38,520
Borrowings	3,776
Other liabilities	477
Total liabilities assumed	42,773

Fair value of net identifiable assets acquired	1,644

Goodwill resulting from transaction	$1,777

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

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2013, and 2012:

	Three Months Ended March 31,
	2013	2012

Net income available to common shareholders	$ 3,216	$ 3,163

Weighted average common shares outstanding
Basic	3,923,719	3,880,052
Effect of dilutive employee stock options	17,653	11,656
Diluted	3,941,372	3,891,708

Anti-dilutive options excluded from earnings per share calculation	38,500	84,442

Per Common Share Data:
Basic earnings per share	$ 0.82	$ 0.82
Diluted earnings per share	$ 0.82	$ 0.81

Note 5: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of March 31, 2013, and December 31, 2012:

March 31, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$244,075	$ 7,008	$2,149	$248,934
US Government agency	87,716	1,810	259	89,267
Private label	7,416	733	275	7,874
Obligations of states and political subdivisions thereof	75,816	2,932	909	77,839
Total	$415,023	$12,483	$3,592	$423,914

December 31, 2012 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$238,974	$ 7,913	$1,064	$245,823
US Government agency	82,397	2,080	216	84,261
Private label	8,063	571	521	8,113
Obligations of states and political subdivisions thereof	76,335	4,040	532	79,843
Total	$405,769	$14,604	$2,333	$418,040

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of March 31, 2013. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ 11	$ 11
Due after one year through five years	8,016	8,194
Due after five years through ten years	19,148	20,455
Due after ten years	387,848	395,254
	$415,023	$423,914

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”).

For the three months ended March 31, 2013, the Company did not have any net OTTI losses recognized in earnings (before taxes), compared with $344 in the first quarter of 2012. The OTTI losses recognized in earnings during the three months ended March 31, 2012 represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of mortgage loans underlying each security. In estimating those cash flows the Company takes a variety of factors into consideration including, but not limited to, loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, original and current loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent and historical conditional prepayment rates and future conditional prepayment rate assumptions, and other estimates of future collateral performance.

Despite the levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of March 31, 2013, it will recover the amortized cost basis of its private label mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three months ending March 31, 2013, and 2012.

	2013	2012

Estimated credit losses as of prior year-end,	$5,131	$4,697
Additions for credit losses for securities on which OTTI has been previously recognized	---	310
Additions for credit losses for securities on which OTTI has not been previously recognized	---	34
Reductions for securities paid off during the period	691	---
Estimated credit losses as of March 31,	$4,440	$5,041

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

As of March 31, 2013, the Company held fourteen private-label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $3,745 for which OTTI losses have previously been recognized in pre-tax earnings (dating back to the fourth quarter of 2008). For eleven of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $442, net of tax, as included in accumulated OCI as of March 31, 2013.  For the remaining three securities, the total OTTI losses included in accumulated OCI amounted to $152, net of tax, as of March 31, 2013. As of March 31, 2013, the total net unrealized gains included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $290, net of tax, compared with net unrealized gains of $144, net of tax, at December 31, 2012.

As of March 31, 2013, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at March 31, 2013. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2013 and December 31, 2012. All securities referenced are debt securities. At March 31, 2013, and December 31, 2012, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
March 31, 2013	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$ 66,787	70	$2,135	$1,468	2	$ 14	$ 68,255	72	$2,149
US Government agency	22,111	23	259	50	2	---	22,161	25	259
Private label	46	3	16	1,426	11	259	1,472	14	275
Obligations of states and political subdivisions thereof	20,840	52	564	3,066	13	345	23,906	65	909
Total	$109,784	148	$2,974	$6,010	28	$618	$115,794	176	$3,592

	Less than 12 months			12 months or longer			Total
December 31, 2012	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$ 56,008	55	$1,064	$ ---	---	$ ---	$ 56,008	55	$1,064
US Government agency	15,281	18	216	56	2	---	15,337	20	216
Private label	783	6	48	2,196	14	473	2,979	20	521
Obligations of states and political subdivisions thereof	10,476	27	261	2,561	12	271	13,037	39	532
Total	$ 82,548	106	$1,589	$4,813	28	$744	$ 87,361	134	$2,333

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of March 31, 2013, the total unrealized losses on these securities amounted to $2,149, compared with $1,064 at December 31, 2012.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at March 31, 2013 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

•

Mortgage-backed securities issued by U.S. Government agencies: As of March 31, 2013, the total unrealized losses on these securities amounted to $259, compared with $216 at December 31, 2012.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at March 31, 2013 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

•

Private label mortgage-backed securities: As of March 31, 2013, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $275, compared with $521 at December 31, 2012. The Company attributes the unrealized losses at March 31, 2013 to the current illiquid market for non-agency mortgage-backed securities, a still depressed and un-stabilized housing market, elevated levels of home foreclosures, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label mortgage-backed securities owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at March 31, 2013.

•

Obligations of states of the U.S. and political subdivisions thereof: As of March 31, 2013, the total unrealized losses on the Bank’s municipal securities amounted to $909, compared with $532 at December 31, 2012. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2013, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at March 31, 2013, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at March 31, 2013, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at March 31, 2013, to changes in credit ratings on certain securities and resulting changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased. The Company also attributes the unrealized losses to ongoing media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2013.

At March 31, 2013, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three months ended March 31, 2013 and 2012.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses

					Net
Three months ended March 31,
2013	$ 5,038	$273	$8	$ ---	$265
2012	$11,073	$573	$6	$344	$223

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

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of March 31, 2013, and December 31, 2012:

LOAN PORTFOLIO SUMMARY

	March 31, 2013	December 31, 2012

Commercial real estate mortgages	$315,661	$324,493
Commercial and industrial	78,043	59,373
Commercial construction and land development	15,523	22,120
Agricultural and other loans to farmers	26,399	24,922
Total commercial loans	435,626	430,908

Residential real estate mortgages	296,017	297,103
Home equity loans	52,965	53,303
Other consumer loans	18,025	19,001
Total consumer loans	367,007	369,407

Tax exempt loans	15,111	15,244

Net deferred loan costs and fees	(518)	(555)
Total loans	817,226	815,004
Allowance for loan losses	(8,055)	(8,097)
Total loans net of allowance for loan losses	$809,171	$806,907

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at March 31, 2013, approximately 33.0% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

Commercial and Industrial Loans: Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitability, and prudently expand its business. Commercial and industrial loans are primarily made in the Bank’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Bank takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower(s) or principal(s). Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial and industrial loans is principally due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and, if not successful, these loans are primarily secured by tangible, non-real estate collateral. As a result of these additional complexities, variables and risks, commercial and industrial loans generally require more thorough underwriting and servicing than other types of loans.

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

Non-performing Loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at March 31, 2013, and December 31, 2012.

TOTAL NON-PERFORMING LOANS

	March 31,	December 31,
	2013	2012

Commercial real estate mortgages	$1,633	$1,888
Commercial and industrial loans	632	818
Commercial construction and land development	2,029	2,359
Agricultural and other loans to farmers	562	664
Total commercial loans	4,856	5,729

Residential real estate mortgages	2,841	3,017
Home equity loans	767	814
Other consumer loans	81	72
Total consumer loans	3,689	3,903

Total non-accrual loans	8,545	9,632
Accruing loans contractually past due 90 days or more	47	235
Total non-performing loans	$8,592	$9,867

Allowance for loan losses to non-performing loans	93.8%	82.1%
Non-performing loans to total loans	1.05%	1.21%
Allowance to total loans	0.99%	0.99%

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

Summary information pertaining to the TDRs that occurred during the three months ended March 31, 2013, and March 31, 2012, follows:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2013			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate mortgages	0	$---	$---	1	$58	$58
Home equity loans	1	16	22	0	---	---
Other consumer loans	1	14	14	0	---	---
Total consumer loans	2	30	$36	1	58	58

Total	2	$30	$36	1	$58	$58

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the three months ended March 31, 2013 and 2012:

	2013	2012

Extended maturity and adjusted interest rate	$36	$---
Temporary payment amount adjustment	---	58
Total	$36	$58

As of March 31, 2013, the Bank had six real estate secured loans, three commercial and industrial loan, and one consumer loan, to five relationships totaling $1,148 that were classified as TDRs.  At March 31, 2013, five of these TDRs totaling $1,016 were past due and classified as non-accrual.

As of December 31, 2012, the Bank had four real estate secured and three commercial and industrial loans to four relationships totaling $934 that were classified as TDRs.  At December 31, 2012, three TDR’s totaling $114 were past due or classified as non-performing.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at March 31, 2013, and December 31, 2012. Amounts shown exclude deferred loan origination fees and costs.

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 1,639	$ 219	$1,144	$ 3,002	$312,659	$315,661	$1,633	$ ---
Commercial and industrial	596	215	589	1,400	76,643	78,043	632	---
Commercial construction and land development	77	---	2,029	2,106	13,417	15,523	2,029	---
Agricultural and other loans to farmers	130	144	490	764	25,635	26,399	562	---
Residential real estate mortgages	3,951	296	1,824	6,071	289,946	296,017	2,841	28
Home equity	63	19	257	339	52,626	52,965	767	---
Other consumer loans	129	36	89	254	17,771	18,025	81	19
Tax exempt	---	---	---	---	15,111	15,111	---	---
Total	$ 6,585	$ 929	$6,422	$13,936	$803,808	$817,744	$8,545	$ 47

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 228	$ 238	$1,041	$ 1,507	$322,986	$324,493	$1,888	$---
Commercial and industrial	22	61	990	1,073	58,300	59,373	818	216
Commercial construction and land development	---	---	2,359	2,359	19,761	22,120	2,359	---
Agricultural and other loans to farmers	203	12	490	705	24,217	24,922	664	---
Residential real estate mortgages	2,452	769	1,951	5,172	291,931	297,103	3,017	---
Home equity	219	---	274	493	52,810	53,303	814	---
Other consumer loans	75	97	77	249	18,752	19,001	72	19
Tax exempt	---	---	---	---	15,244	15,244	---	---
Total	$ 3,199	$1,177	$7,182	$11,558	$804,001	$815,559	$9,632	$235

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

Details of impaired loans as of March 31, 2013 and December 31, 2012 follows:

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate mortgages	$2,163	$2,525	$---	$2,662	$3,072	$ ---
Commercial and industrial	654	714	---	841	966	---
Commercial construction and land development	---	---	---	---	---	---
Agricultural and other loans to farmers	562	637	---	664	748	---
Residential real estate loans	266	296	---	77	77	---
Home equity loans	22	22	---	---	---	---
Other consumer	14	14	---	---	---	---
Subtotal	$3,681	$4,208	$---	$4,244	$4,863	$ ---

With an allowance:
Commercial real estate mortgages	$ 239	$ 239	$ 75	$ ---	$ ---	$ ---
Commercial and industrial	---	---	---	---	---	---
Commercial construction and land development	2,029	3,954	45	2,359	4,329	120
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	---	---	---	---	---	---
Subtotal	$2,268	$4,193	$120	$2,359	$4,329	$120

Total	$5,949	$8,401	$120	$6,603	$9,192	$120

Details of impaired loans for the three months ended March 31, 2013 and 2012 follows:

	March 31, 2013		March 31, 2012

	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$2,245	$17	$3,190	$55
Commercial and industrial	917	1	913	---
Commercial construction and land development	205	---	3,024	---
Agricultural and other loans to farmers	582	---	592	---
Residential real estate mortgages	268	2	140	---
Home equity loans	18	1	---	---
Other consumer	2	---	---	---
Subtotal	$4,237	$ 21	$7,859	$55

With an allowance:
Commercial real estate mortgages	$ 239	$---	$ 367	$---
Commercial and industrial	---	---	100	---
Commercial construction and land development	2,029	---	761	---
Agricultural and other loans to farmers	---	---	---	---
Residential real estate mortgages	---	---	---	---
Home equity loans	---	---	---	---
Other consumer	---	---	---	---
Subtotal	$2,268	$---	$1,228	$---

Total	$6,505	$21	$9,087	$55

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

The following tables summarize the commercial loan portfolio as of March 31, 2013, and December 31, 2012, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

March 31, 2013	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total

Pass	$284,940	$66,188	$11,318	$25,312	$387,758
Other Assets Especially Mentioned	21,078	8,572	2,176	241	32,067
Substandard	9,643	3,283	2,029	846	15,801
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$315,661	$78,043	$15,523	$26,399	$435,626

December 31, 2012	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total

Pass	$293,505	$46,872	$17,469	$23,806	$381,652
Other Assets Especially Mentioned	21,522	9,112	2,292	242	33,168
Substandard	9,466	3,389	2,359	874	16,088
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$324,493	$59,373	$22,120	$24,922	$430,908

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013, and 2012. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2013	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,320	$1,026	$ 515	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 8,097
Charged Off	---	(164)	---	---	(228)	(28)	(9)	---	(429)
Recoveries	---	10	---	1	---	5	18	---	34
Provision	93	139	(175)	33	252	13	---	(2)	353
Ending Balance	$ 4,413	$ 1,011	$ 340	$ 337	$ 1,354	$ 197	$ 264	$ 139	$ 8,055

of which:

Amount for loans individually evaluated
for impairment	$ 75	$ ---	$ 45	$ ---	$ ---	$ ---	$ ---	$ ---	$ 120

Amount for loans collectively evaluated
for impairment	$ 4,338	$ 1,011	$ 295	$ 337	$ 1,354	$ 197	$ 264	$ 139	$ 7,935

Loans individually evaluated for
impairment	$ 1,633	$ 632	$ 2,029	$ 562	$ ---	$ ---	$ ---	$ ---	$ 4,856

Loans collectively evaluated for
impairment	$314,028	$77,411	$13,494	$25,837	$296,017	$18,025	$52,965	$15,111	$812,888

Three Months Ended March 31, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221
Charged Off	(25)	(17)	---	(10)	(182)	(119)	---	---	(353)
Recoveries	1	6	---	25	---	6	---	---	38
Provision	392	11	(109)	(11)	32	145	(15)	(30)	415
Ending Balance	$ 4,268	$ 1,321	$ 485	$ 336	$ 1,286	$ 318	$ 251	$ 56	$ 8,321

of which:

Amount for loans individually evaluated
for impairment	$ 229	$ 100	$ 100	$ ---	$ ---	$ ---	$ ---	$ ---	$ 429

Amount for loans collectively evaluated
for impairment	$ 4,039	$ 1,221	$ 385	$ 336	$ 1,286	$ 318	$ 251	$ 56	$ 7 ,892

Loans individually evaluated for
impairment	$ 2,705	$ 713	$ 3,844	$ 632	$ ---	$ ---	$ ---	$ ---	$ 7,894

Loans collectively evaluated for
impairment	$290,238	$66,007	$21,052	$27,215	$267,059	$21,473	$51,199	$11,181	$755,424

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At March 31, 2013, and December 31, 2012, loans to the lodging industry amounted to approximately $108,729 and $105,699, respectively.

Note 7: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the three months ended March 31, 2013.

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities
	$ 265	Net gain on sales of investments
	(90)	Provision for income taxes
	$ 175	Net income

Amortization of post retirement benefit plan
Net amortization prior service costs and actuarial gain/loss for supplemental executive retirement plan	$ (82)	Salaries and benefits
Amortization of actuarial gain/loss for supplemental executive retirement plan	15	Salaries and benefits
(67)
Tax (expense) or benefit	(23)	Provision for income taxes
Net of tax	$ (44)	Net income

Total reclassification for the period	$ 131	Net income, net of tax

Note 8: Retirement Benefit Plans

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

The following table summarizes the net periodic benefit costs for the three months ended March 31, 2013, and 2012:

	Supplemental Executive Retirement Plans

Three Months Ended March 31,	2013	2012

Service cost	$91	$37
Interest cost	30	24
Net amortization of prior service cost and actuarial (gain)/loss	(82)	---
Actuarial loss on supplemental executive retirement plan, net of tax	15	---
Net periodic benefit cost	$54	$61

The Company is expected to recognize $224 of expense for the foregoing plans for the year ended December 31, 2013. The Company is expected to contribute $206 to the foregoing plans in 2013. As of March 31, 2013, the Company had contributed $49.

Note 9: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of March 31, 2013, and December 31, 2012:

	March 31,	December 31,
	2013	2012

Commitments to originate loans	$ 30,376	$ 20,843
Unused lines of credit	$102,106	$106,773
Commitment to purchase loans	$ 20,000	$ ---
Un-advanced portions of construction loans	$ 24,497	$ 22,047
Standby letters of credit	$ 245	$ 307

As of March 31, 2013, and December 31, 2012, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 10: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $4,935 at March 31, 2013, and December 31, 2012. In the third quarter of 2012 the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At March 31, 2013, and December 31, 2012, the balance of the core deposit intangible asset amounted to $724 and $747, respectively.  Amortization of the core deposit intangible asset is expected to be $92 and $92 for 2013 and 2014, respectively.

Note 11: Fair Value Measurements

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013, and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$248,934	$ ---	$248,934
US Government agencies	$ ---	$ 89,267	$ ---	$ 89,267
Private label	$ ---	$ 7,874	$ ---	$ 7,874
Obligations of states and political subdivisions thereof	$ ---	$ 77,839	$ ---	$ 77,839

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$245,823	$ ---	$245,823
US Government agencies	$ ---	$ 84,261	$ ---	$ 84,261
Private label	$ ---	$ 8,113	$ ---	$ 8,113
Obligations of states and political subdivisions thereof	$ ---	$ 79,843	$ ---	$ 79,843

The following tables summarize financial assets and financial liabilities measured at fair value during the periods indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Three Months Ended 3/31/13	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 3/31/13	Loss

Other real estate owned	$ ---	$ ---	$2,805	$2,805	$ 5
Collateral dependent impaired loans	$ ---	$ ---	$ 239	$ 239	$ ---

For the Three Months Ended 3/31/12	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 3/31/12	Loss

Other real estate owned	$ ---	$ ---	$3,042	$3,042	$ ---
Collateral dependent Impaired loans	$ ---	$ ---	$ 156	$ 156	$ ---

The Company had total collateral dependent impaired loans with carrying values of approximately $2,826 and $3,149 which had specific reserves included in the allowance of $120 at March 31, 2013 and December 31, 2012. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

There were no transfers between levels during the periods presented.

Note 12: Fair Value of Financial Instruments

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at March 31, 2013, and December 31, 2012, follows:

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2013

Financial Assets:
Cash and cash equivalents	$ 10,305	$10,305	$ ---	$ ---	$ 10,305
Federal Home Loan Bank stock	$ 18,108	$ ---	$ 18,108	$ ---	$ 18,108
Loans, net	$809,171	$ ---	$ ---	$823,425	$823,425
Interest receivable	$ 5,318	$ 5,318	$ ---	$ ---	$ 5,318
Financial liabilities:
Deposits (with no stated maturity)	$401,183	$ ---	$401,183	$ ---	$401,183
Time deposits	$399,917	$ ---	$406,066	$ ---	$406,066
Borrowings	$371,663	$ ---	$376,567	$ ---	$376,567
Interest payable	$ 689	$ 689	$ ---	$ ---	$ 689

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012

Financial Assets:
Cash and cash equivalents	$ 14,992	$14,992	$ ---	$ ---	$ 14,992
Federal Home Loan Bank stock	$ 18,189	$ ---	$ 18,189	$ ---	$ 18,189
Loans, net	$806,907	$ ---	$ ---	$822,675	$822,675
Interest receivable	$ 4,502	$ 4,502	$ ---	$ ---	$ 4,502
Financial liabilities:
Deposits (with no stated maturity)	$425,205	$ ---	$425,205	$ ---	$425,205
Time deposits	$370,560	$ ---	$377,427	$ ---	$377,427
Borrowings	$371,567	$ ---	$377,510	$ ---	$377,510
Interest payable	$ 684	$ 684	$ ---	$ ---	$ 684

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three months ended March 31, 2013, and 2012, and financial condition at March 31, 2013, and December 31, 2012, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the first quarter of 2013 and 2012 was $817 and $732, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $400 and $357 in the first quarter of 2013 and 2012, respectively, and which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

Readers should carefully review all of these factors as well as the risk factors set forth in Item 1A- Risk Factors, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There may be other risk factors that could cause differences from those anticipated by management.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2012, report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported.

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

SUMMARY FINANCIAL RESULTS

For the three months ended March 31, 2013, the Company reported net income of $3,216, compared with $3,163 in the first quarter of 2012, representing an increase of $53, or 1.7%. The Company’s diluted earnings per share amounted to $0.82 for the quarter compared with $0.81 in the first quarter of 2012, representing an increase of $0.01, or 1.2%.

The Company’s annualized return on average shareholders’ equity (“ROE”) amounted to 10.14% for the quarter, compared with 10.51% in the first quarter of 2012. The Company’s first quarter return on average assets (“ROA”) amounted to 1.00%, compared with 1.07% in the first quarter of 2012.

As more fully enumerated in the following management discussion and analysis, the Company’s first quarter results were highlighted by further improvements in credit quality, continued commercial loan growth, higher levels of non-interest income and a strengthening of its capital ratios. While the Company’s first quarter net interest income was up $272 or 3.0% compared with the first quarter of 2012, the net interest margin posted a fifteen basis point decline as earning asset yields declined faster than the cost of interest bearing liabilities. The Company continued to focus on the management of its operating expenses during the current quarter, posting an efficiency ratio of 55.3%.

As previously announced, on August 10, 2012, the Bank acquired substantially all assets and assumed certain liabilities including all deposits of Border Trust Company (“Border Trust”), a subsidiary of Border Bancshares, Inc., headquartered in Augusta, Maine. The Bank acquired $38,520 of deposits and $33,606 in loans, as well as three branch offices (two of which were leased) located in Kennebec and Sagadahoc Counties. The Bank paid a core deposit premium of 3.85%, or $1,115, and purchased the loan portfolio, excluding selected non-performing loans, at a discount of 2.16%, or $749. In connection with this transaction, the Bank recorded estimated goodwill of $1,777 and an estimated core deposit intangible of $783, or 2.7% of core deposits.

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

Total Net Interest Income: For the three months ended March 31, 2013, net interest income on a tax equivalent basis amounted to $9,689, compared with $9,374 in the first quarter of 2012, representing an increase of $315, or 3.4%. The increase in first quarter 2013 tax-equivalent net interest income compared with the first quarter of 2012 was attributed to average earning asset growth of $103,287 or 9.0%, as the net interest margin declined fifteen basis points.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended March 31, 2013, and 2012:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

MARCH 31, 2013 AND 2012

		2013			2012
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$ 815,755	$ 9,239	4.59%	$ 743,710	$ 8,911	4.82%
Securities (2,3)	411,677	3,504	3.45%	382,380	4,013	4.22%
Federal Home Loan Bank stock	18,161	22	0.49%	16,216	20	0.50%
Fed funds sold, money market funds, and time
deposits with other banks	1	---	0.00%	1	---	0.00%

Total Earning Assets	1,245,594	12,765	4.16%	1,142,307	12,944	4.56%

Non-Interest Earning Assets:
Cash and due from banks	3,640			3,324
Allowance for loan losses	(8,280)			(8,367)
Other assets (2)	58,836			55,074
Total Assets	$ 1,299,790			$ 1,192,338

Interest Bearing Liabilities:
Deposits	$ 716,222	$ 1,702	0.96%	$ 665,109	$ 1,955	1.18%
Borrowings	382,710	1,374	1.46%	340,616	1,615	1.91%
Total Interest Bearing Liabilities	1,098,932	3,076	1.14%	1,005,725	3,570	1.43%
Rate Spread			3.02%			3.13%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	66,702			59,510
Other liabilities	5,586			6,096
Total Liabilities	1,171,220			1,071,331
Shareholders' equity	128,570			121,007
Total Liabilities and Shareholders' Equity	$ 1,299,790			$ 1,192,338
Net interest income and net interest margin (3)		9,689	3.15%		9,374	3.30%
Less: Tax Equivalent adjustment		(400)			(357)
Net Interest Income		$ 9,289	3.02%		$ 9,017	3.17%

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basi

s.

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

For the three months ended March 31, 2013, the tax equivalent net interest margin amounted to 3.15%, compared with 3.30% in the first quarter of 2012, representing a decline of fifteen basis points. The decline in the net interest margin was attributed to earning asset yields, which declined faster than the Bank’s cost of funds. Specifically, the yield on earning assets declined 40 basis points to 4.16% while the rate paid on interest bearing liabilities declined 29 basis points to 1.14%.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2013	2012				2011
Quarter:	1	4	3	2	1	4	3	2
Interest Earning Assets:
Loans (1,3)	4.59%	4.71%	4.72%	4.64%	4.82%	4.88%	4.83%	4.86%
Securities (2,3)	3.45%	3.72%	3.72%	3.96%	4.22%	4.29%	4.58%	4.78%
Federal Home Loan Bank stock	0.49%	0.50%	0.49%	0.49%	0.50%	0.30%	0.27%	0.30%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	4.16%	4.32%	4.32%	4.35%	4.56%	4.61%	4.68%	4.77%

Interest Bearing Liabilities:
Deposits	0.96%	1.05%	1.07%	1.13%	1.18%	1.25%	1.27%	1.30%
Borrowings	1.46%	1.63%	1.72%	1.69%	1.91%	2.38%	2.57%	2.69%
Total Interest Bearing Liabilities	1.14%	1.24%	1.28%	1.33%	1.43%	1.58%	1.65%	1.74%

Rate Spread	3.02%	3.08%	3.04%	3.02%	3.13%	3.03%	3.03%	3.03%

Net Interest Margin (3)	3.15%	3.23%	3.20%	3.17%	3.30%	3.23%	3.24%	3.23%

Net Interest Margin without Tax Equivalent Adjustments	3.02%	3.08%	3.06%	3.04%	3.17%	3.11%	3.12%	3.09%

(1)   For purposes of these computations, non-accrual loans are included in average loans.

(2)   For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)   For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

For the three months ended March 31, 2013, the weighted average yield on average earning assets amounted to 4.16%, compared with 4.56% for the same quarter in 2012, representing a decline of 40 basis points. This decline largely resulted from the replacement of accelerated cash flows from the Bank’s mortgage-backed securities portfolio along with the purchase of additional securities during a period of historically low interest rates. The decline was also attributed to the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan refinancing activity during a period of historically low interest rates.

For the three months ended March 31, 2013, the weighted average cost of interest bearing liabilities amounted to 1.14%, compared with 1.43% for the same quarter in 2012, representing a decline of 29 basis points. This decline principally reflected the ongoing re-pricing of maturing time deposits and borrowings, combined with the lowering of interest rates on certain of the Bank’s core deposit products.

Interest and Dividend Income:  For the three months ended March 31, 2013, total interest and dividend income on a tax-equivalent basis amounted to $12,765, compared with $12,944 in the first quarter of 2012, representing a decline of $179, or 1.4%. The decline in interest and dividend income was principally attributed to a 40 basis point decline in the weighted average earning asset yield, largely offset by earning asset growth of $103,287, or 9.0%.

For the three months ended March 31, 2013, tax-equivalent interest income from the securities portfolio amounted to $3,504, representing a decline of $509, or 12.7%, compared with the first quarter of 2012. The decline in interest income from securities was principally attributed to a 77 basis point decline in the weighted average securities portfolio yield to 3.45%, offset in part by a $29,297, or 7.7% increase in total average securities, compared with the first quarter of 2012. The decline in the weighted average securities yield was largely attributed to the ongoing replacement of accelerated mortgage-backed securities cash flows in a historically low interest rate environment combined with incremental securities purchases at low prevailing market yields. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity driven by historically low interest rates, a variety of government stimulus programs, quantitative easing efforts by the Federal Reserve, as well as continuing credit defaults.

For the three months ended March 31, 2013, tax-equivalent interest income from the loan portfolio amounted to $9,239, representing an increase of $328, or 3.7% compared with the first quarter of 2012. The increased income from the loan portfolio was attributed to a $72,045 or 9.7% increase in total average loans, but was largely offset by a 23 basis point decline in the weighted average yield to 4.59%, compared with the first quarter of 2012. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as elevated levels of residential mortgage loan refinancing activity during a period of historically low interest rates.

As depicted on the rate/volume analysis table below, comparing the first quarter of 2013 with the same quarter in 2012, the impact of the lower weighted average earning asset yield contributed $1,351 to the decline in total tax-equivalent interest income, which was largely offset by $1,172 attributed to the increased volume of total average earning assets.

Interest Expense: For the three months ended March 31, 2013, total interest expense amounted to $3,076, compared with $3,570 in the first quarter of 2012, representing a decline of $494, or 13.8%. The decline in interest expense was principally attributed to a 29 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was largely offset by a $93,207 or 9.3% increase in total average interest bearing liabilities, compared with the first quarter of 2012.

The decline in the first quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2012 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the three months ended March 31, 2013, the total weighted average cost of interest bearing liabilities amounted to 1.14%, compared with 1.43% for the same quarter in 2012, representing a decline of 29 basis points. The weighted average cost of interest bearing deposits declined 22 basis points to 0.96%, compared with the first quarter of 2012, while the weighted average cost of borrowed funds declined 45 basis points to 1.46%.

As depicted on the rate/volume analysis table below, comparing the first quarter of 2013 with the same quarter in 2012, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $844 to the decline in interest expense, offset in part by $350 attributed to the increased volume of interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 862	$ (534)	$ 328
Securities (2,3)	308	(817)	(509)
Federal Home Loan Bank stock	2	---	2
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---

TOTAL EARNING ASSETS	$1,172	$(1,351)	$(179)

Interest bearing deposits	150	(403)	(253)
Borrowings	200	(441)	(241)
TOTAL INTEREST BEARING LIABILITIES	$ 350	$ (844)	$(494)

NET CHANGE IN NET INTEREST INCOME	$ 822	$ (507)	$ 315

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

The credit quality of the Bank’s loan portfolio continued to improve during the three months ended March 31, 2013. This improvement was highlighted by a $1,275 or 12.9% decline in non-performing loans and a $413 or 4.0% decline in potential problem loans, compared with December 31, 2012. During the three months ended March 31, 2013, the Bank experienced a moderate level of loan loss experience, with total net loan charge-offs amounting to $395, or annualized net charge-offs to average loans outstanding of 0.19%, compared with $315 and 0.17% in the first quarter of 2012, respectively.

For the three months ended March 31, 2013, the Bank recorded a provision of $353, compared with $415 in the first quarter of 2012, representing a decline of $62, or 14.9%. The provision recorded for the three months ended March 31, 2013, was largely driven by the Bank’s charge-off experience, as the overall credit quality of the loan portfolio remained relatively stable and the growth of the loan portfolio slowed.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three months ended March 31, 2013, total non-interest income amounted to $1,950, compared with $1,700 for the same quarter in 2012, representing an increase of $250, or 14.7%.

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

For the three months ended March 31, 2013, trust and other financial service fees amounted to $906, compared with $779 for the same quarter in 2012, representing an increase of $127, or 16.3%. This increase was principally attributed to retail brokerage activities, the revenue from which was up $106 compared with the first quarter of 2012.

Reflecting new client relationships and improvement in the equity markets, quarter-end assets under management stood at $369,880, up from $355,461 at year end 2012 and representing an increase of $14,419 or 4.1% compared with March 31, 2012.

Service Charges on Deposit Accounts: For the three months ended March 31, 2013, income from service charges on deposit accounts amounted to $295, compared with $250 for the same quarter of 2012, representing an increase of $45, or 18.0%. The increase in service charges on deposit accounts was largely attributed to customer overdraft fee increases instituted in the third quarter of 2012 as well as increased overdraft activity.

Credit and Debit Card Service Charges and Fees: For the three months ended March 31, 2013, income generated from credit and debit card service charges and fees amounted to $336, compared with $316 for the first quarter of 2012, representing an increase of $20, or 6.3%. This increase was largely attributed to continued growth of the Bank’s retail deposit base, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three months ended March 31, 2013, total net securities gains amounted to $265, compared with $567 for the first quarter of 2012, representing a decline of $302, or 53.3%. The net realized securities gains recorded in the first quarter of 2013 were comprised of realized gains of $273, offset by realized losses of $8. The net realized securities gains recorded in the first quarter of 2012 were comprised of realized gains of $573, offset by realized losses of $6.

Net Other-than-temporary Impairment Losses Recognized in Earnings: For the three months ended March 31, 2013, there were no OTTI losses recognized in earnings compared with $344 for the same quarter of 2012.

During the three months ended March 31, 2012, the Company determined that certain private-label mortgage-backed securities were other-than-temporarily impaired (“OTTI”), because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. The credit losses principally reflected an increase in the loss severity and constant default rate estimates of the underlying residential mortgage loan collateral, resulting from seriously depressed real estate values, extended foreclosure and collateral liquidation timelines, and depressed economic conditions overall. The OTTI losses recorded in the first quarter of 2012 represented management’s best estimate of credit losses or additional credit losses on the residential mortgage loan collateral underlying these securities. The credit losses were previously recorded, net of taxes, in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

Further information regarding impaired securities, other-than-temporarily impaired securities, and evaluation of securities for impairment is incorporated by reference to Notes 2 and 5 of the unaudited consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Non-interest Expense

For the three months ended March 31, 2013, total non-interest expense amounted to $6,307, compared with $5,808 in the first quarter of 2012, representing an increase of $499, or 8.6%.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three months ended March 31, 2013, total salaries and employee benefits expense amounted to $3,607, compared with $3,182 in the first quarter of 2012, representing an increase of $425, or 13.4%. The increase in salaries and employee benefits was attributed to a variety of factors including normal increases in base salaries, increased costs of contributory health insurance, higher levels of employee incentive compensation, as well as changes in staffing levels and mix. The increase in salaries and employee benefits also reflects the Bank’s previously reported acquisition of three branch offices in the third quarter of 2012. First quarter salaries and benefits also included $96 in expenses related to certain restricted stock awards to the Company’s Board of Directors, compared with none in the first quarter of 2012.

Occupancy Expense: For the three months ended March 31, 2013, total occupancy expense amounted to $484, compared with $405 for the same quarter in 2012, representing an increase of $79, or 19.5%. This increase was largely attributed to the three new branch office locations acquired in connection with the Border Trust transaction, which was consummated in the third quarter of 2012. The increase in occupancy expense was also attributed to the Bank’s substantial reconfiguration of its Ellsworth campus, including the replacement of its Ellsworth retail banking office, which was put in service in the third quarter of 2012.

Furniture and Equipment Expense: For the three months ended March 31, 2013, total furniture and equipment expense amounted to $510, compared with $415 for the same quarter in 2012, representing an increase of $95, or 22.9%. Approximately $66 of this increase was attributed to the three new branch office locations acquired in the third quarter of 2012. The increase in furniture and expense was also attributed to the Bank’s substantial reconfiguration of its Ellsworth campus, including the replacement of its Ellsworth retail banking office, which was put in service in the third quarter of 2012.

FDIC Assessments: For the three months ended March 31, 2013, total FDIC insurance assessments amounted to $196, compared with $185 for the same quarter of 2012, representing an increase of $11, or 6.0%. This increase was largely attributed to higher levels of insured deposits.

Other Operating Expenses: For the three months ended March 31, 2013, total other operating expenses amounted to $1,414, compared with $1,533 for the same quarter of 2012, representing a decline of $119, or 7.8%. This decline was principally attributed to lower levels of loan collection and other real estate owned expenses, as well as fees for professional services.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses by the sum of tax-equivalent net interest income and non-interest income other than net securities gains, other-than-temporary impairments, and other significant non-recurring expenses, including the non-recurring expenses related to the Border Trust transaction. For the three months ended March 31, 2013, the Company’s efficiency ratio amounted to 55.3%, compared with 53.4% for the same quarter of 2012.

Income Taxes

For the three months ended March 31, 2013, total income taxes amounted to $1,363, compared with $1,331 for the same quarter of 2012, representing an increase of $32, or 2.4%.

The Company's effective tax rates for the three months ended March 31, 2013, amounted to 29.8%, compared with 29.6% for the same quarter of 2012. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.

Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at March 31, 2013, represented 62.5% and 32.4% of total assets, compared with 62.6% and 32.1% at December 31, 2012, respectively.

At March 31, 2013, the Company’s total assets amounted to $1,307,252, compared with $1,302,935 at December 31, 2012, representing an increase of $4,317, or 0.3%.

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

Securities available for sale represented 100% of total securities at March 31, 2013, and December 31, 2012. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At March 31, 2013, total net unrealized securities gains amounted to $8,891, compared with net unrealized gains of $12,271 at December 31, 2012. The decline in unrealized gains principally resulted from changes in market yields and pricing spreads compared with year end 2012, as well as first quarter realized gains on the sale of certain securities.

Total Securities: At March 31, 2013, total securities amounted to $423,914, compared with $418,040 at December 31, 2012, representing an increase of $5,874, or 1.4%. Securities purchased during the three months ended March 31, 2013, consisted of MBS issued and guaranteed by U.S. Government agencies and sponsored-enterprises, and to a lesser extent, obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of March 31, 2013, and December 31, 2012:

March 31, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$244,075	$ 7,008	$ 2,149	$248,934
US Government agency	87,716	1,810	259	89,267
Private label	7,416	733	275	7,874
Obligations of states and political subdivisions thereof	75,816	2,932	909	77,839
Total	$415,023	$12,483	$3,592	$423,914

December 31, 2012 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$238,974	$ 7,913	$1,064	$245,823
US Government agency	82,397	2,080	216	84,261
Private label	8,063	571	521	8,113
Obligations of states and political subdivisions thereof	76,335	4,040	532	79,843
Total	$405,769	$14,604	$2,333	$418,040

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at March 31, 2013, amounted to an excess of $3,592, or 0.8% of the amortized cost of the total securities portfolio. At December 31, 2012 this amount represented an excess of $2,333, or 0.6% of the total securities portfolio. As of March 31, 2013, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $618, compared with $744 at December 31, 2012.

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

At March 31, 2013, the Bank’s investment in FHLB stock totaled $18,108, compared with $18,189 at December 31, 2012, representing a decline of $81, or 0.4%.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which generally equals par value. Furthermore, the ratio of the FHLB’s market value of equity to its par value of capital stock was 112% at March 31, 2013, compared with 108% at December 31, 2012. Shares held in excess of the minimum required amount are generally redeemable at par value.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of March 31, 2013, and was classified as adequately capitalized by its regulator, the Federal Housing Finance Agency, based on the FHLB’s financial information at December 31, 2012. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of March 31, 2013. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At March 31, 2013, total loans stood at $817,226, compared with $815,004 at December 31, 2012, representing an increase of $2,222, or 0.3%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Kennebec, and Sagadahoc, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	March 31, 2013	December 31, 2012

Commercial real estate mortgages	$315,661	$324,493
Commercial and industrial	78,043	59,373
Commercial construction and land development	15,523	22,120
Agricultural and other loans to farmers	26,399	24,922
Total commercial loans	435,626	430,908

Residential real estate mortgages	296,017	297,103
Home equity loans	52,965	53,303
Other consumer loans	18,025	19,001
Total consumer loans	367,007	369,407

Tax exempt loans	15,111	15,244

Net deferred loan costs and fees	(518)	(555)
Total loans	817,226	815,004
Allowance for loan losses	(8,055)	(8,097)
Total loans net of allowance for loan losses	$809,171	$806,907

Commercial Loans: At March 31, 2013, total commercial loans amounted to $435,626, compared with $430,908 at December 31, 2012, representing an increase of $4,718, or 1.1%.

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

Consumer Loans: At March 31, 2013, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $367,007, compared with $369,407 at December 31, 2012, representing a decline of $2,400, or 0.6%.

During the three months ended March 31, 2013, loans originated and closed by the Bank were more than offset by accelerated loan re-financings and principal pay-downs from the existing residential real estate loan portfolio, as borrowers continued to take advantage of historically low interest rates.

Tax Exempt Loans: At March 31, 2013, tax exempt loans amounted to $15,111, compared with $15,244 at December 31, 2012, representing a decline of $133, or 0.9%. Tax-exempt loans generally include loans to or guaranteed by local government municipalities, federal agencies, not-for-profit organizations, and other organizations that qualify for tax-exempt treatment. Government municipality loans typically have short maturities (e.g., tax anticipation notes). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	March 31, 2013	December 31, 2012

Commercial real estate mortgages	$1,633	$1,888
Commercial and industrial loans	632	818
Commercial construction and land development	2,029	2,359
Agricultural and other loans to farmers	562	664
Total commercial loans	4,856	5,729

Residential real estate mortgages	2,841	3,017
Home equity loans	767	814
Other consumer loans	81	72
Total consumer loans	3,689	3,903

Total non-accrual loans	8,545	9,632
Accruing loans contractually past due 90 days or more	47	235
Total non-performing loans	$8,592	$9,867

Allowance for loan losses to non-performing loans	93.8%	82.1%
Non-performing loans to total loans	1.05%	1.21%
Allowance to total loans	0.99%	0.99%

At March 31, 2013, total non-performing loans amounted to $8,592, compared with $9,867 at December 31, 2012, representing a decline of $1,275, or 12.9%. As more fully discussed below, one commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $2,029, or 23.6% of total non-performing loans.

Non-performing commercial real estate mortgages totaled to $1,633 at March 31, 2013, down from $1,888 at December 31, 2012. At March 31, 2013, non-performing commercial real estate mortgages were represented by nine business relationships, with outstanding balances ranging from $24 to $311.

Non-performing commercial and industrial loans totaled $632 at March 31, 2013, down from $818 at December 31, 2012.  At March 31, 2013, non-performing commercial and industrial loans were represented by eight business relationships, with outstanding balances ranging from $20 to $164.

Non-performing commercial construction and land development loans totaled $2,029 at March 31, 2013, down from $2,359 at December 31, 2012. At March 31, 2013, non-performing commercial construction and land development loans were entirely represented by a commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the existing housing units. This loan is impaired and was put on non-accrual status in late 2010. To date, the Bank has charged off $2,014 of the original outstanding balance of this collateral dependent impaired loan. These charge-offs were based on current appraisals and revised prospects for future cash flows. This loan is recorded at fair value in the Company’s financial statements.

Non-performing residential real estate mortgages totaled $2,841 at March 31, 2013, down from $3,017 at December 31, 2012. At March 31, 2013, non-performing residential real estate loans were represented by thirty-one, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $2 to $409.

Non-performing home equity loans totaled $767 at March 31, 2013, down from $814 at December 31, 2012. At March 31, 2013, non-performing home equity loans were represented by nine relationships with outstanding balances ranging from $0 to $389.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at March 31, 2013, Bank management is cognizant of the weakened real estate market, elevated unemployment rates and soft economic conditions overall. Bank management believes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $6,902 and $3,529 at March 31, 2013 and December 31, 2012, or 0.84% and 0.43% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At March 31, 2013, the Bank identified twenty-seven commercial relationships totaling $9,884 as potential problem loans, or 1.21% of total loans. At December 31, 2012, the Bank identified thirty-three commercial relationships totaling $10,297 as potential problem loans, or 1.26% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

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

As of March 31, 2013, the Bank had six real estate secured loans, three commercial and industrial loan, and one consumer loan, to five relationships totaling $1,148 that were classified as TDRs.  At March 31, 2013, five of these TDRs totaling $1,016 were past due and classified as non-accrual.

As of December 31, 2012, the Bank had four real estate secured and three commercial and industrial loans to four relationships totaling $934 that were classified as TDR’s, of which three TDRs totaling $114 were past due or classified as non-performing

Allowance for Loan Losses: At March 31, 2013, the allowance for loan losses (the “allowance”) stood at $8,055, compared with $8,097 at December 31, 2012, representing a decline of $42, or 0.5%. The small decline in the allowance from December 31, 2012 largely reflected an overall improvement in the Bank’s credit quality metrics, combined with relatively flat loan growth during the quarter.

At March 31, 2013, the allowance expressed as a percentage of total loans stood at 0.99%, unchanged compared with December 31, 2012. As of March 31, 2013, total non-performing loans to total loans stood at 1.05%, down from 1.21% at December 31, 2012. At March 31, 2013, the allowance expressed as a percentage of non-performing loans stood at 93.8%, up from 82.1% at December 31, 2012.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $2,826 as of March 31, 2013, compared with $3,149 as of December 31, 2012.  The related allowances for loan losses on these loans amounted to $120 as of March 31, 2013, compared with $120 as of December 31, 2012.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the three-month periods ended March 31, 2013, and 2012.

ALLOWANCE FOR LOAN LOSSES

THREE MONTHS ENDED

MARCH 31, 2013 AND 2012

	2013	2012

Balance at beginning of period	$ 8,097	$8,221
Charge offs:
Commercial real estate mortgages	---	$ 25
Commercial and industrial	164	17
Commercial construction and land development	---	---
Agricultural and other loans to farmers	---	10
Residential real estate mortgages	228	182
Other consumer loans	28	119
Home equity loans	9	---
Tax exempt loans	---	---
Total charge-offs	429	353

Recoveries:
Commercial real estate mortgages	---	$ 1
Commercial and industrial loans	10	6
Commercial construction and land development	---	---
Agricultural and other loans to farmers	1	25
Residential real estate mortgages	---	---
Other consumer loans	5	6
Home equity loans	18	---
Tax exempt loans	---	---
Total recoveries	34	38

Net charge-offs	395	315

Provision charged to operations	353	415

Balance at end of period	$8,055	$8,321

For the three months ended March 31, 2013, total net loan charge-offs amounted to $395, or annualized net charge-offs to average loans outstanding of 0.19%, compared with $315, or annualized net charge-offs to average loans outstanding of 0.17%, in the first quarter of 2012.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the three months ended March 31, 2013.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at March 31, 2013, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At March 31, 2013, the Bank’s OREO amounted to $2,805, compared with $2,780 as of December 31, 2012.  Nine residential and seven commercial properties comprised the March 31, 2013 balance of OREO.

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

At March 31, 2013, total deposits stood at $801,100, compared with $795,765 at December 31, 2012, representing an increase of $5,335, or 0.7%.  Demand, NOW, and savings and money market accounts experienced a combined seasonal decline of $24,022, or 5.6%, compared with December 31, 2012, while time deposits were up $29,357, or 7.9%. The increase in time deposits was largely attributed to brokered deposits obtained from the national market, which were utilized to replace seasonal deposit outflows while preserving the Company’s strong, on-balance sheet liquidity position.

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

At March 31, 2013, total borrowings amounted to $371,663, compared with $371,567 at December 31, 2012, representing an increase of $96, or 0.03%.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at March 31, 2013, the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of March 31, 2013, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At March 31, 2013, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 16.20%, 14.56% and 9.04%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at March 31, 2013, and December 31, 2012, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
March 31, 2013
Total Capital
(To Risk-Weighted Assets)
Consolidated	$130,150	16.20%	$64,270	8.0%	N/A
Bank	$130,805	16.30%	$64,209	8.0%	$80,261	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$116,972	14.56%	$32,135	4.0%	N/A
Bank	$117,627	14.66%	$32,105	4.0%	$48,157	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$116,972	9.04%	$51,765	4.0%	N/A
Bank	$117,627	9.09%	$51,735	4.0%	$64,669	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
December 31, 2012
Total Capital
(To Risk-Weighted Assets)
Consolidated	$127,857	15.78%	$64,812	8.0%	N/A
Bank	$128,791	15.92%	$64,718	8.0%	$80,897	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$114,667	14.15%	$32,406	4.0%	N/A
Bank	$115,601	14.29%	$32,359	4.0%	$48,538	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$114,667	8.87%	$51,730	4.0%	N/A
Bank	$115,601	8.94%	$51,701	4.0%	$64,626	5.0%

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

The Company paid a regular cash dividend of $0.305 per share of common stock in the first quarter of 2013, representing an increase of $0.02 or 7.0% compared with the dividend paid for the same quarter in 2012. The Company’s Board of Directors recently declared a second quarter 2013 regular cash dividend of $0.31 per share of common stock, representing an increase of $0.02, or 6.9% compared with the second of 2012.

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

As of March 31, 2013, the Company had repurchased 104,252 shares of stock under this plan, at a total cost of $2,912 and an average price of $27.94 per share. During the three months ended March 31, 2013, no shares were repurchased under the plan.  The Company records repurchased shares as treasury stock.

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

At March 31, 2013, commitments under existing standby letters of credit totaled $245, compared with $307 at December 31, 2012. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table details the notional or contractual amount for financial instruments with off-balance sheet risk as of March 31, 2013, and December 31, 2012:

	March 31,	December 31,
	2013	2012

Commitments to originate loans	$ 30,376	$ 20,843
Unused lines of credit	102,106	106,773
Commitment to purchase loans	20,000	---
Un-advanced portions of construction loans	24,497	22,047
Total	$176,979	$149,663

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets over the 30 day horizon.  At March 31, 2013, liquidity, as measured by the basic surplus/deficit model, was 6.2% over the 30-day horizon and 5.6% over the 90-day horizon, in part reflecting the impact of seasonal deposit outflows.

At March 31, 2013, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $124 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At March 31, 2013, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $190,782, or 14.6% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and did not have a material impact on the Company’s consolidated financial statements.

ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Under the guidance in this ASU, an entity has the option to bypass the qualitative assessment outlined in ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for non-public entities, have not yet been made available for issuance. The adoption of this ASU did not have a significant impact to the Company’s financial statements.

ASU 2012-03, Technical Amendments and Corrections to SEC Sections–Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.   The amendments in ASU 2012-03 that have no transition guidance are effective immediately for public and private entities. Amendments that are subject to transition guidance will be effective for public companies for fiscal periods beginning after December 15, 2012, and for nonpublic entities for fiscal periods beginning after December 15, 2013.  The adoption of this ASU did not have a significant impact to the Company’s financial statements.

ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Adoption of this update did not have a material impact on our financial condition or results of operations.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2013, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% to 0.25% and the two-year U.S. Treasury note of 0.26% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

MARCH 31, 2013

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (559)	$142
Net interest income (%)	-1.44%	0.37%
Year 2
Net interest income ($)	$(1,124)	$807
Net interest income (%)	-2.90%	2.08%

As more fully discussed below, the March 31, 2013, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one and two-year horizons.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will remain relatively stable over the one and two-year horizons. The relatively stable trend over the one and two-year horizons principally results from funding costs rolling over at lower prevailing rates, while largely offsetting expected declines in earning asset yields.

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

Item 1A: Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.

Item 6: Exhibits

The exhibits required to be furnished as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index hereto and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: May 9, 2013	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: May 9, 2013	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1

2013 Annual Incentive Plan (incorporated herein by reference to Form 8-K/A, Item 5.02(e), First Amendment, filed with the Commission on April 26, 2013, and Form 8-K, Item 5.02(e), filed with the Commission on January 25, 2013).

10.2	2013 through 2015 Long Term Executive Incentive Plan (incorporated herein by reference to Form 8-K, Item 5.02(e) and Exhibit 10.1, filed with the Commission on April 26, 2013).

11.1

Statement re computation of per share earnings (data required by SFAS No. 128, Earnings Per Share, is provided in Note 4 to the consolidated financial statements in this report on Form 10-Q and incorporated herein by reference thereto).

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 (furnished herewith)

101*

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the quarter March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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