Form 10-Q
period 2013-06-30
BAR HARBOR BANKSHARES
filed 2013-08-08
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 1, 2013
$2.00 Par Value	3,936,504

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at June 30, 2013, and December 31, 2012	3

	Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012	5

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2013 and 2012	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	7

	Notes to Consolidated Interim Financial Statements	8-34

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34-60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60-63

Item 4.	Controls and Procedures	63

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	64

Item 6.	Exhibits	64

Signatures		64

Exhibit Index		65

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

(Dollars in thousands, except share and per share data)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$ 13,574	$ 14,992
Securities available for sale, at fair value (amortized cost of $421,977 and $405,769, respectively)	416,237	418,040
Federal Home Loan Bank stock	18,108	18,189
Loans	852,572	815,004
Allowance for loan losses	(8,167)	(8,097)
Loans, net of allowance for loan losses	844,405	806,907
Premises and equipment, net	19,595	19,255
Goodwill	4,935	4,935
Bank owned life insurance	7,760	7,633
Other assets	18,708	12,984
TOTAL ASSETS	$1,343,322	$1,302,935

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 62,492	$ 71,865
NOW accounts	120,988	123,015
Savings and money market deposits	247,398	230,325
Time deposits	423,841	370,560
Total deposits	854,719	795,765
Short-term borrowings	231,551	224,077
Long-term advances from Federal Home Loan Bank	124,500	142,490
Junior subordinated debentures	5,000	5,000
Other liabilities	7,088	7,557
TOTAL LIABILITIES	1,222,858	1,174,889

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,525,635 shares at June 30, 2013 and December 31, 2012
	9,051	9,051
Surplus	26,789	26,693
Retained earnings	97,850	93,900
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($251) and ($207), at June 30, 2013 and December 31, 2012,
respectively	(488)	(401)
Net unrealized (depreciation) appreciation on securities available for sale, net of tax
of ($2,193) and $4,099, at June 30, 2013 and December 31, 2012, respectively	(4,259)	7,954
Portion of OTTI attributable to non-credit gains, net of tax of $242 and $74, at June 30, 2013
and December 31, 2012, respectively	470	144
Total accumulated other comprehensive (loss) income	(4,277)	7,697
Less: cost of 594,498 and 605,591 shares of treasury stock at June 30, 2013 and
December 31, 2012, respectively	(8,949)	(9,295)

TOTAL SHAREHOLDERS' EQUITY	120,464	128,046

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,343,322	$1,302,935

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income:
Interest and fees on loans	$ 9,406	$ 8,855	$18,587	$17,733
Interest on securities	3,056	3,542	6,218	7,231
Dividend on FHLB stock	12	21	34	41
Total interest and dividend income	12,474	12,418	24,839	25,005

Interest expense:
Deposits	1,669	1,899	3,371	3,854
Short-term borrowings	104	119	232	214
Long-term debt	1,218	1,447	2,464	2,967
Total interest expense	2,991	3,465	6,067	7,035

Net interest income	9,483	8,953	18,772	17,970
Provision for loan losses	405	460	758	875
Net interest income after provision for loan losses	9,078	8,493	18,014	17,095

Non-interest income:
Trust and other financial services	851	839	1,757	1,618
Service charges on deposit accounts	321	286	616	536
Credit and debit card service charges and fees	396	340	732	656
Net securities gains	256	670	521	1,237
Total other-than-temporary impairment ("OTTI") losses	(168)	(376)	(168)	(834)
Non-credit portion of OTTI losses (before taxes) (1)	53	40	53	154
Net OTTI losses recognized in earnings	(115)	(336)	(115)	(680)
Other operating income	165	175	313	307
Total non-interest income	1,874	1,974	3,824	3,674

Non-interest expense:
Salaries and employee benefits	3,696	3,309	7,303	6,491
Occupancy expense	493	370	977	775
Furniture and equipment expense	471	492	981	907
Credit and debit card expenses	92	87	188	175
FDIC insurance assessments	145	187	341	372
Other operating expense	1,698	1,712	3,112	3,245
Total non-interest expense	6,595	6,157	12,902	11,965

Income before income taxes	4,357	4,310	8,936	8,804
Income taxes	1,187	1,205	2,550	2,536

Net income	$ 3,170	$ 3,105	$ 6,386	$ 6,268

Per Common Share Data:
Basic earnings per share	$ 0.81	$ 0.80	$ 1.63	$ 1.61
Diluted earnings per share	$ 0.80	$ 0.79	$ 1.62	$ 1.61

(1)

Included in other comprehensive loss, net of tax

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2013	2012

Net income	$ 3,170	$3,105
Other comprehensive income:
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($4,925) and $683, respectively	(9,560)	1,326
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $87 and $228, respectively	(169)	(442)
Add other-than-temporary impairment adjustment, net of tax of $57 and $128, respectively	111	248
Less non-credit portion of other-than-temporary impairment losses, net of tax of $18 and $13, respectively	(35)	(27)
Net amortization of prior service cost and actuarial (gain) loss for supplemental executive retirement plan,
net of related tax of ($28) and $1, respectively	(55)	---
Actuarial loss (gain) on supplemental executive retirement plan, net of related tax of $5 and $1, respectively	10	1
Total other comprehensive (loss) income	(9,698)	1,106
Total comprehensive (loss) income	$ (6,528)	$ 4,211

	SIX MONTHS ENDED
	JUNE 30,
	2013	2012

Net income	$ 6,386	$6,268
Other comprehensive income:
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($5,985) and $998, respectively	(11,617)	1,938
Less reclassification adjustment for net gains related to securities available for sale included in net income,
net of tax of $177 and $421, respectively	(344)	(816)
Add other-than-temporary impairment adjustment, net of tax of $57 and $284, respectively	111	550
Less non-credit portion of other-than-temporary impairment losses, net of tax of $18 and $52, respectively	(35)	(102)
Net amortization of prior service cost and actuarial (gain) loss for supplemental executive retirement plan,
net of related tax of ($56) and $0, respectively	(109)	---
Actuarial loss (gain) on supplemental executive retirement plan, net of related tax of $10 and $1, respectively	20	1
Total other comprehensive (loss) income	(11,974)	1,571
Total comprehensive (loss) income	$ (5,588)	$7,839

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands, except share and per share data)

(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2011	$9,051	$26,512	$86,198	$ 7,024	$(10,535)	$118,250
Net income	---	---	6,268	---	---	6,268
Total other comprehensive income	---	---	---	1,571	---	1,571
Dividend declared:
Common stock ($0.575 per share)	---	---	(2,234)	---	---	(2,234)
Stock options exercised (25,801 shares), including related tax effects	---	22	(140)	---	688	570
Recognition of stock based compensation expense	---	109	20	---	---	129
Restricted stock grants (1,380 shares)	---	(49)	8	---	41	---
Balance June 30, 2012	$9,051	$26,594	$90,120	$ 8,595	$ (9,806)	$124,554

Balance December 31, 2012	$9,051	$26,693	$93,900	$ 7,697	$ (9,295)	$128,046
Net income	---	---	6,386	---	---	6,386
Total other comprehensive income	---	---	---	(11,974)	---	(11,974)
Dividend declared:
Common stock ($0.615 per share)	---	---	(2,414)	---	---	(2,414)
Stock options exercised (7,723 shares), including related tax effects	---	6	(39)	---	242	209
Recognition of stock based compensation expense	---	211	---	---	---	211
Restricted stock grants (3,370 shares)	---	(121)	17	---	104	---
Balance June 30, 2013	$9,051	$26,789	$97,850	$ (4,277)	$ (8,949)	$120,464

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands)

(unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$ 6,386	$ 6,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	710	597
Amortization of core deposit intangible	(46)	---
Provision for loan losses	758	875
Net securities gains	(521)	(1,237)
Other-than-temporary impairment	115	680
Net amortization of bond premiums and discounts	2,850	1,682
Recognition of stock based expense	211	129
Gains on sale of other real estate owned	(53)	-
Net change in other assets	(349)	(105)
Net change in other liabilities	(469)	(132)
Net cash provided by operating activities	9,592	8,757

Cash flows from investing activities:

Purchases of securities available for sale	(79,165)	(88,785)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	50,884	42,840
Proceeds from sales of securities available for sale	9,629	24,233
Net decrease (increase) in Federal Home Loan Bank stock	81	(1,361)
Net loans made to customers	(38,136)	(49,194)
Proceeds from sale of other real estate owned	514	356
Capital expenditures	(1,050)	(2,614)
Net cash used in investing activities	(57,243)	(74,525)

Cash flows from financing activities:
Net increase in deposits	58,954	14,206
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	(8,375)	(5,918)
Proceeds from Federal Home Loan Bank advances	13,000	84,500
Repayments of Federal Home Loan Bank advances	(15,141)	(24,185)
Proceeds from stock option exercises, including excess tax benefits	209	570
Payments of dividends	(2,414)	(2,234)
Net cash provided by financing activities	46,233	66,939

Net (decrease) increase in cash and cash equivalents	(1,418)	1,171
Cash and cash equivalents at beginning of period	14,992	8,720
Cash and cash equivalents at end of period	$ 13,574	$ 9,891

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 6,110	$ 7,088
Income taxes	1,916	1,573

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 120	$ 524

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2013

(Dollars in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three and six months ended June 30, 2013, is not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other interim periods.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of June 30, 2013, and December 31, 2012, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

Fair value of total consideration paid:
Cash consideration paid at closing to Border Trust	$ 133

Fair value of identifiable assets acquired:
Cash and cash equivalents	$1,330
Securities	3,537
Federal Home Loan Bank Common stock	770
Loans	33,606
Premises and equipment	563
Core deposit intangible	783
Other assets	540
Total identifiable assets acquired	41,129

Fair value of liabilities assumed:
Deposits	38,520
Borrowings	3,776
Other liabilities	477
Total liabilities assumed	42,773

Fair value of net identifiable liabilities assumed	1,644

Goodwill resulting from transaction	$1,777

Initial goodwill of $1,777 was recorded after adjusting for the fair value of net identifiable assets acquired.  The estimated goodwill from the acquisition represents the inherent long-term value anticipated from the synergies and business opportunities expected to be achieved as a result of the transaction. The estimated core deposit intangible asset is being amortized over its estimated life of eight and one-half years.

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2013, and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$ 3,170	$ 3,105	$ 6,386	$ 6,268

Weighted average common shares outstanding
Basic	3,929,592	3,891,476	3,926,671	3,885,764
Effect of dilutive employee stock options	18,491	27,376	18,594	18,763
Diluted	3,948,083	3,918,852	3,945,265	3,904,527

Anti-dilutive options excluded from earnings per share calculation	48,500	9,000	48,500	14,000

Per Common Share Data:
Basic earnings per share	$ 0.81	$ 0.80	$ 1.63	$ 1.61
Diluted earnings per share	$ 0.80	$ 0.79	$ 1.62	$ 1.61

Note 5: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of June 30, 2013, and December 31, 2012:

June 30, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$244,254	$ 4,216	$ 5,835	$242,635
US Government agency	87,424	1,110	1,554	86,980
Private label	6,614	906	175	7,345
Obligations of states and political subdivisions thereof	83,685	1,156	5,564	79,277
Total	$421,977	$ 7,388	$13,128	$416,237

December 31, 2012		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$238,974	$ 7,913	$ 1,064	$245,823
US Government agency	82,397	2,080	216	84,261
Private label	8,063	571	521	8,113
Obligations of states and political subdivisions thereof	76,335	4,040	532	79,843
Total	$405,769	$14,604	$ 2,333	$418,040

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of June 30, 2013. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

	Amortized	Estimated
Securities Available for Sale	Cost	Fair Value

Due one year or less	$ 3	$ 3
Due after one year through five years	8,064	8,234
Due after five years through ten years	19,905	20,804
Due after ten years	394,005	387,196
Total	$421,977	$416,237

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”).

For the three and six months ended June 30, 2013, the Company recorded total OTTI losses of $115 in the statement of income (before taxes), related to one, available for sale, private-label mortgage-backed security (“MBS”), which the Company had previously determined was other-than-temporarily impaired. Of the $168 in total year-to-date OTTI losses, $115 (before taxes) represented estimated credit losses on the collateral underlying the security, while $53 (before taxes) represented unrealized losses for the same security resulting from factors other than credit. The $115 in estimated credit losses were recorded in earnings (before taxes), with the $53 non-credit portion of the unrealized losses recorded within accumulated other comprehensive loss. The additional credit loss principally reflected an increase in the future loss severity and constant default rate estimates resulting from still-depressed real estate markets, extended foreclosure and collateral liquidation timelines, and still-depressed economic conditions that affected the expected performance of the mortgage loans underlying this security.

The OTTI losses recognized in earnings during the three and six months ended June 30, 2013 represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of mortgage loans underlying each security. In estimating those cash flows the Company takes a variety of factors into consideration including, but not limited to, loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, original and current loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent and historical conditional prepayment rates and future conditional prepayment rate assumptions, and other estimates of future collateral performance.

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of June 30, 2013 it will recover the amortized cost basis of its private label mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three and six months ending June 30, 2013, and 2012.

	2013	2012

Estimated credit losses as of March 31,	$4,440	$5,041
Additions for credit losses for securities on which OTTI has been previously recognized	115	336
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities paid off during the period	---	419
Estimated credit losses as of June 30,	$4,555	$4,958

Estimated credit losses as of prior year-end,	$5,131	$4,697
Additions for credit losses for securities on which OTTI has been previously recognized	115	622
Additions for credit losses for securities on which OTTI has not been previously recognized	---	58
Reductions for securities paid off during the period	691	419
Estimated credit losses as of June 30,	$4,555	$4,958

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

As of June 30, 2013, the Company held fourteen private-label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $3,330 for which OTTI losses have previously been recognized in pre-tax earnings (dating back to the fourth quarter of 2008). For eleven of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $569, net of tax, as included in accumulated OCI as of June 30, 2013.  For the remaining three securities, the total OTTI losses included in accumulated OCI amounted to $99, net of tax, as of June 30, 2013. As of June 30, 2013, the total net unrealized gains included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $470, net of tax, compared with net unrealized gains of $144, net of tax, at December 31, 2012.

As of June 30, 2013, based on a review of each of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at June 30, 2013. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2013 and December 31, 2012. All securities referenced are debt securities. At June 30, 2013, and December 31, 2012, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
June 30, 2013	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$110,655	145	$ 5,612	$ 8,832	8	$ 223	$119,487	153	$ 5,835
US Government agency	45,440	50	1,516	1,505	4	38	46,945	54	1,554
Private label	584	6	108	975	7	67	1,559	13	175
Obligations of states and political subdivisions thereof	54,955	124	4,830	3,242	14	734	58,197	138	5,564
Total	$211,634	325	$12,066	$14,554	33	$1,062	$226,188	358	$13,128

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
December 31, 2012	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$56,008	55	$ 1,064	$ ---	---	$ ---	$ 56,008	55	$ 1,064
US Government agency	15,281	18	216	56	2	---	15,337	20	216
Private label	783	6	48	2,196	14	473	2,979	20	521
Obligations of states and political subdivisions thereof	10,476	27	261	2,561	12	271	13,037	39	532
Total	$82,548	106	$ 1,589	$ 4,813	28	$ 744	$ 87,361	134	$ 2,333

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of June 30, 2013, the total unrealized losses on these securities amounted to $5,835, compared with $1,064 at December 31, 2012.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at June 30, 2013 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

•

Mortgage-backed securities issued by U.S. Government agencies: As of June 30, 2013, the total unrealized losses on these securities amounted to $1,554, compared with $216 at December 31, 2012.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at June 30, 2013 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

•

Private label mortgage-backed securities: As of June 30, 2013, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $175, compared with $521 at December 31, 2012. The Company attributes the unrealized losses at June 30, 2013 to the current illiquid market for non-agency mortgage-backed securities, a still recovering housing market, continued home foreclosures, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label mortgage-backed securities owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at June 30, 2013.

•

Obligations of states of the U.S. and political subdivisions thereof: As of June 30, 2013, the total unrealized losses on the Bank’s municipal securities amounted to $5,564, compared with $532 at December 31, 2012. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2013, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at June 30, 2013, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at June 30, 2013, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at June 30, 2013 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased and, to a lesser extent, changes in credit ratings on certain securities. The Company also attributes the unrealized losses to ongoing media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2013.

At June 30, 2013, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three and six months ended June 30, 2013 and 2012.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net

Three months ended June 30,
2013	$ 3,568	$ 256	$---	$115	$141
2012	$13,160	$ 683	$13	$336	$334

Six months ended June 30,
2013	$ 9,629	$ 529	$ 8	$115	$406
2012	$24,233	$1,256	$19	$680	$557

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

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of June 30, 2013, and December 31, 2012:

LOAN PORTFOLIO SUMMARY

	June 30, 2013	December 31, 2012

Commercial real estate mortgages	$328,011	$324,493
Commercial and industrial	80,874	59,373
Commercial construction and land development	16,565	22,120
Agricultural and other loans to farmers	28,610	24,922
Total commercial loans	454,060	430,908

Residential real estate mortgages	313,976	297,103
Home equity loans	52,169	53,303
Other consumer loans	16,819	19,001
Total consumer loans	382,964	369,407

Tax exempt loans	15,879	15,244

Net deferred loan costs and fees	(331)	(555)
Total loans	852,572	815,004
Allowance for loan losses	(8,167)	(8,097)
Total loans net of allowance for loan losses	$844,405	$806,907

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at June 30, 2013, approximately 33.4% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Non-performing Loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at June 30, 2013, and December 31, 2012.

TOTAL NON-PERFORMING LOANS

	June 30, 2013	December 31, 2012

Commercial real estate mortgages	$1,723	$1,888
Commercial and industrial loans	459	818
Commercial construction and land development	2,029	2,359
Agricultural and other loans to farmers	151	664
Total commercial loans	4,362	5,729

Residential real estate mortgages	3,001	3,017
Home equity loans	772	814
Other consumer loans	36	72
Total consumer loans	3,809	3,903

Total non-accrual loans	8,171	9,632
Accruing loans contractually past due 90 days or more	297	235
Total non-performing loans	$8,468	$9,867

Allowance for loan losses to non-performing loans	96.4%	82.1%
Non-performing loans to total loans	0.99%	1.21%
Allowance to total loans	0.96%	0.99%

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

Summary information pertaining to the TDRs that occurred during the three and six months ended June 30, 2013 and 2012 follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate mortgages	1	$49	$49	1	$49	$49
Total commercial loans	1	49	49	1	49	49

Home equity loans	0	---	---	1	16	21
Other consumer loans	0	---	---	1	14	14
Total consumer loans	0	---	---	2	30	35

Total	1	$49	$49	3	$79	$84

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and industrial loans	2	$72	$72	2	$ 72	$ 72
Total commercial loans	2	72	72	2	72	72

Residential real estate mortgages	0	---	---	1	58	58
Total consumer loans	0	---	---	1	58	58

Total	2	$72	$72	3	$130	$130

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the three and six months ended June 30, 2013 and 2012:

	June 30, 2013		June 30, 2012
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended

Extended maturity and adjusted interest rate	$49	$84	$72	$ 72
Temporary payment amount adjustment	---	---	---	58
Total	$49	$84	$72	$130

As of June 30, 2013, the Bank had seven real estate secured loans, three commercial and industrial loans, and one consumer loan, to eight relationships totaling $1,179 that were classified as TDRs.  At June 30, 2013, five of these TDRs totaling $339 were classified as non-accrual, and one loan for $22 was past due 30 days or more and still accruing.

During the six months ended June 30, 2013, two loans totaling $213 that had been modified as TDRs within the previous twelve months defaulted on the modified loan.  During the six months ended June 30, 2012, there were no defaults on loans that had been modified as TDRs within the previous twelve months. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

As of December 31, 2012, the Bank had four real estate secured and three commercial and industrial loans to four relationships totaling $934 that were classified as TDRs.  At December 31, 2012, three TDR’s totaling $114 were past due or classified as non-performing.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at June 30, 2013, and December 31, 2012. Amounts shown exclude deferred loan origination fees and costs.

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 1,279	$ 309	$ 863	$ 2,451	$325,560	$328,011	$1,723	$---
Commercial and industrial	165	70	421	656	80,218	80,874	459	---
Commercial construction and land development	---	---	2,029	2,029	14,536	16,565	2,029	---
Agricultural and other loans to farmers	41	83	278	402	28,208	28,610	151	198
Residential real estate mortgages	1,345	1,078	2,064	4,487	309,489	313,976	3,001	99
Home equity	102	641	248	991	51,178	52,169	772	---
Other consumer loans	101	46	24	171	16,648	16,819	36	---
Tax exempt	---	---	---	---	15,879	15,879	---	---
Total	$ 3,033	$2,227	$5,927	$11,187	$841,716	$852,903	$8,171	$297

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 228	$ 238	$1,041	$ 1,507	$322,986	$324,493	$1,888	$---
Commercial and industrial	22	61	990	1,073	58,300	59,373	818	216
Commercial construction and land development	---	---	2,359	2,359	19,761	22,120	2,359	---
Agricultural and other loans to farmers	203	12	490	705	24,217	24,922	664	---
Residential real estate mortgages	2,452	769	1,951	5,172	291,931	297,103	3,017	---
Home equity	219	---	274	493	52,810	53,303	814	---
Other consumer loans	75	97	77	249	18,752	19,001	72	19
Tax exempt	---	---	---	---	15,244	15,244	---	---
Total	$ 3,199	$1,177	$7,182	$11,558	$804,001	$815,559	$9,632	$235

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

Details of impaired loans as of June 30, 2013 and December 31, 2012 follows:

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate mortgages	$2,331	$2,714	$---	$2,662	$3,072	$ ---
Commercial and industrial	479	539	---	841	966	---
Commercial construction and land development	---	---	---	---	---	---
Agricultural and other loans to farmers	151	170	---	664	748	---
Residential real estate loans	265	295	---	77	77	---
Home equity loans	21	21	---	---	---	---
Other consumer	14	17	---	---	---	---
Subtotal	$3,261	$3,756	$---	$4,244	$4,863	$ ---

With an allowance:
Commercial real estate mortgages	$ 155	$ 155	$8	$ ---	$ ---	$---
Commercial and industrial	---	---	---	---	---	---
Commercial construction and land development	2,029	3,954	6	2,359	4,329	120
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	---	---	---	---	---	---
Subtotal	$2,184	$4,109	$14	$2,359	$4,329	$120
Total	$5,445	$7,865	$14	$6,603	$9,192	$120

Details of impaired loans for the three and six months ended June 30, 2013 and 2012 follows:

	June 30, 2013				June 30, 2012
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$2,294	$17	$2,253	$34	$3,202	$---	$3,290	$49
Commercial and industrial	597	1	757	3	596	---	752	---
Commercial construction and land development	---	---	---	---	3,011	---	3,018	---
Agricultural and other loans to farmers	323	---	452	---	612	---	606	---
Residential real estate mortgages	266	1	267	1	140	---	140	---
Home equity loans	21	1	20	1	---	---	---	---
Other consumer	14	---	14	1	---	---	---	---
Subtotal	$3,515	$20	$3,763	$40	$7,561	$---	$7,806	$49

With an allowance:
Commercial real estate mortgages	$ 207	$---	$ 223	$---	$ 177	$---	$ 177	$---
Commercial and industrial	---	---	---	---	100	---	100	---
Commercial construction and land development	2,029	---	2,131	---	761	---	761	---
Agricultural and other loans to farmers	---	---	---	---	---	---	---	---
Residential real estate mortgages	---	---	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---	---	---
Other consumer	---	---	---	---	---	---	---	---
Subtotal	$2,236	$---	$2,354	$---	$1,038	$---	$1,038	$---
Total	$5,751	$20	$6,117	$40	$8,599	$---	$8,844	$49

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

The following tables summarize the commercial loan portfolio as of June 30, 2013, and December 31, 2012, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

June 30, 2013	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$298,294	$69,978	$12,648	$27,959	$408,879
Other Assets Especially Mentioned	20,416	8,074	569	238	29,297
Substandard	9,301	2,822	3,348	413	15,884
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$328,011	$80,874	$16,565	$28,610	$454,060

December 31, 2012	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$293,505	$46,872	$17,469	$23,806	$381,652
Other Assets Especially Mentioned	21,522	9,112	2,292	242	33,168
Substandard	9,466	3,389	2,359	874	16,088
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$324,493	$59,373	$22,120	$24,922	$430,908

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013, and 2012. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2013	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,413	$ 1,011	$ 340	$ 337	$ 1,354	$ 197	$ 264	$ 139	$ 8,055
Charged Off	(84)	(14)	---	(81)	(59)	(40)	(25)	---	(303)
Recoveries	3	---	---	---	1	5	1	---	10
Provision	103	65	15	67	125	(15)	30	15	405
Ending Balance	$ 4,435	$ 1,062	$ 355	$ 323	$ 1,421	$ 147	$ 270	$ 154	$ 8,167

Six Months Ended June 30, 2013	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land Development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,320	$ 1,026	$ 515	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 8,097
Charged Off	(84)	(178)	---	(81)	(287)	(68)	(34)	---	(732)
Recoveries	3	10	---	1	1	10	19	---	44
Provision	196	204	(160)	100	377	(2)	30	13	758
Ending Balance	$ 4,435	$ 1,062	$ 355	$ 323	$ 1,421	$ 147	$ 270	$ 154	$ 8,167

Amount for loans individually
evaluated for impairment	$ 8	$ ---	$ 7	$ ---	$ ---	$ ---	$ ---	$ ---	$ 15

Amount for loans collectively evaluated
for impairment	$ 4,427	$ 1,062	$ 348	$ 323	$ 1,421	$ 147	$ 270	$ 154	$ 8,152

Loans individually evaluated for
impairment	$ 1,723	$ 459	$ 2,029	$ 151	$ ---	$ ---	$ ---	$ ---	$ 4,362

Loans collectively evaluated for
impairment	$326,288	$80,415	$14,536	$28,459	$313,976	$16,819	$52,169	$15,879	$848,541

Three Months Ended June 30, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,268	$ 1,321	$ 485	$ 336	$ 1,286	$ 318	$ 251	$ 56	$ 8,321
Charged Off	(125)	(23)	---	(132)	(32)	(101)	(92)	---	(505)
Recoveries	7	2	---	55	---	14	---	---	78
Provision	(106)	(64)	48	64	212	62	185	59	460
Ending Balance	$ 4,044	$ 1,236	$ 533	$ 323	$ 1,466	$ 293	$ 344	$ 115	$ 8,354

Six Months Ended June 30, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221
Charged Off	(150)	(40)	---	(142)	(214)	(220)	(92)	---	(858)
Recoveries	8	8	---	80	---	20	---	---	116
Provision	286	(53)	(61)	53	244	207	170	29	875
Ending Balance	$ 4,044	$ 1,236	$ 533	$ 323	$ 1,466	$ 293	$ 344	$ 115	$ 8,354

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At June 30, 2013, and December 31, 2012, loans to the lodging industry amounted to approximately $115,083 and $105,699, respectively.

Note 7: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the six months ended June 30, 2013.

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities
	$ 521	Net gain on sales of investments
	(177)	Provision for income taxes
	$ 344	Net income

Amortization of post retirement benefit plan
Net amortization prior service costs and actuarial gain/loss for supplemental executive retirement plan	$(165)	Salaries and benefits
Amortization of actuarial gain/loss for supplemental executive retirement plan	30	Salaries and benefits
	(135)
Tax (expense) or benefit	(46)	Provision for income taxes
Net of tax	$ (89)	Net income

Total reclassification for the period	$ 255	Net income, net of tax

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

The following table summarizes the net periodic benefit costs for the three and six months ended June 30, 2013, and 2012:

	Supplemental Executive Retirement Plans

Three Months Ended June 30,	2013	2012

Service cost	$ 91	$23
Interest cost	30	17
Net amortization of prior service cost and actuarial (gain)/loss	(83)	1
Actuarial loss on supplemental executive retirement plan, net of tax	15	---
Net periodic benefit cost	$ 53	$41

	Supplemental Executive Retirement Plans

Six Months Ended June 30,	2013	2012

Service cost	$ 182	$46
Interest cost	60	35
Net amortization of prior service cost and actuarial (gain)/loss	(165)	2
Actuarial loss on supplemental executive retirement plan, net of tax	30	---
Net periodic benefit cost	$107	$83

The Company is expected to recognize $224 of expense for the foregoing plans for the year ended December 31, 2013. The Company is expected to contribute $206 to the foregoing plans in 2013. As of June 30, 2013, the Company had contributed $103.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of June 30, 2013, and December 31, 2012:

	June 30,	December 31,
	2013	2012

Commitments to originate loans	$29,601	$ 20,843
Unused lines of credit	$96,205	$106,773
Un-advanced portions of construction loans	$18,592	$ 22,047
Commitments to purchase loans	$ 4,650	$ ---
Standby letters of credit	$ 281	$ 307

As of June 30, 2013, and December 31, 2012, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 10: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $4,935 at June 30, 2013, and December 31, 2012. In the third quarter of 2012 the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At June 30, 2013, and December 31, 2012, the balance of the core deposit intangible asset amounted to $701 and $747, respectively.  Amortization of the core deposit intangible asset is expected to be $92 and $92 for 2013 and 2014, respectively.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$ 242,635	$ ---	$ 242,635
US Government agencies	$ ---	$ 86,980	$ ---	$ 86,980
Private label	$ ---	$ 7,345	$ ---	$ 7,345
Obligations of states and political subdivisions thereof	$ ---	$ 79,277	$ ---	$ 79,277

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$ 245,823	$ ---	$ 245,823
US Government agencies	$ ---	$ 84,261	$ ---	$ 84,261
Private label	$ ---	$ 8,113	$ ---	$ 8,113
Obligations of states and political subdivisions thereof	$ ---	$ 79,843	$ ---	$ 79,843

The following tables present the carrying value of certain financial assets and financial liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Six Months Ended 6/30/13	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 6/30/13	Loss

Other real estate owned	$ ---	$ ---	$2,246	$2,246	$ 138
Collateral dependent impaired loans	$ ---	$ ---	$2,700	$2,700	$ ---

For the Year Ended 12/31/12	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/12	Loss

Other real estate owned	$ ---	$ ---	$2,780	$2,780	$146
Collateral dependent impaired loans	$ ---	$ ---	$3,149	$3,149	$ ---

The Company had total collateral dependent impaired loans with carrying values of approximately $2,700 and $3,149 which had specific reserves included in the allowance of $14 and $120, at June 30, 2013 and December 31, 2012, respectively. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at June 30, 2013, and December 31, 2012, follows:

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2013

Financial Assets:
Cash and cash equivalents	$ 13,574	$13,574	$ ---	$ ---	$ 13,574
Federal Home Loan Bank stock	$ 18,108	$ ---	$18,108	$ ---	$ 18,108
Loans, net	$844,405	$ ---	$ ---	$851,862	$851,862
Interest receivable	$ 5,738	$ 5,738	$ ---	$ ---	$ 5,738

Financial liabilities:
Deposits (with no stated maturity)	$430,878	$ ---	$430,878	$ ---	$430,878
Time deposits	$423,841	$ ---	$428,202	$ ---	$428,202
Borrowings	$361,051	$ ---	$363,829	$ ---	$363,829
Interest payable	$ 641	$ 641	$ ---	$ ---	$ 641

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012

Financial Assets:
Cash and cash equivalents	$ 14,992	$14,992	$ ---	$ ---	$ 14,992
Federal Home Loan Bank stock	$ 18,189	$ ---	$18,189	$ ---	$ 18,189
Loans, net	$806,907	$ ---	$ ---	$822,675	$822,675
Interest receivable	$ 4,502	$ 4,502	$ ---	$ ---	$ 4,502

Financial liabilities:
Deposits (with no stated maturity)	$425,205	$ ---	$425,205	$ ---	$425,205
Time deposits	$370,560	$ ---	$377,427	$ ---	$377,427
Borrowings	$371,567	$ ---	$377,510	$ ---	$377,510
Interest payable	$ 684	$ 684	$ ---	$ ---	$ 684

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and six months ended June 30, 2013, and 2012, and financial condition at June 30, 2013, and December 31, 2012, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the second quarter of 2013 and 2012 was $852 and $796, respectively, of tax-exempt interest income from certain investment securities and loans. For the six months ended June 30, 2013 and 2012, the amount of tax-exempt income included in interest income was $1,669 and $1,528, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $418 and $387 in the second quarter of 2013 and 2012, respectively, and $818 and $744 for the six months ended June 30, 2013 and 2012, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

Readers should carefully review all of these factors as well as the risk factors set forth in Item 1A- Risk Factors, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There may be other risk factors that could cause differences in future periods from those anticipated by management.

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

SUMMARY FINANCIAL RESULTS

For the three months ended June 30, 2013, the Company reported net income of $3,170, compared with $3,105 in the second quarter of 2012, representing an increase of $65, or 2.1%. The Company’s diluted earnings per share amounted to $0.80 for the quarter compared with $0.79 in the second quarter of 2012, representing an increase of $0.01, or 1.3%.

The Company’s annualized return on average shareholders’ equity (“ROE”) amounted to 9.90% for the quarter, compared with 10.11% in the second quarter of 2012. The Company’s second quarter return on average assets (“ROA”) amounted to 0.96%, compared with 1.01% in the second quarter of 2012.

For six months ended June 30, 2013, the Company’s net income amounted to $6,386, compared with $6,268 for the same period in 2012, representing an increase of $118, or 1.9%. Diluted earnings per share amounted to $1.62 for the six months ended June 30, 2013, compared with $1.61 for the same period in 2012, representing an increase of $0.01, or 0.6%.

For the six months ended June 30, 2013, the Company’s ROE amounted to 10.02%, compared with 10.31% for the same period in 2012. The Company’s ROA amounted to 0.98% for the six months ended June 30, 2013, compared with 1.04% for the first six months of 2012.

As more fully enumerated in the following management discussion and analysis, the Company’s year-to-date results were highlighted by further improvements in credit quality, continued commercial loan growth and higher levels of net interest income and non-interest income. While the Company’s net interest income was up $876 or 4.7% compared with the first half of 2012, the net interest margin posted a ten basis point decline as earning asset yields declined faster than the cost of interest bearing liabilities. The Company continued to focus on the management of its operating expenses, posting a year-to-date efficiency ratio of 55.9%.

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

Total Net Interest Income: For the three months ended June 30, 2013, net interest income on a tax equivalent basis amounted to $9,901, compared with $9,340 in the second quarter of 2012, representing an increase of $561, or 6.0%. The increase in second quarter 2013 tax-equivalent net interest income compared with the second quarter of 2012 was principally attributed to average earning asset growth of $90,553 or 7.7%, as the net interest margin declined five basis points.

For the six months ended June 30, 2013, net interest income on a tax-equivalent basis amounted to $19,590, compared with $18,714 for the same period in 2012, representing an increase of $876, or 4.7%. The increase in net interest income was principally attributed to average earning asset growth of $96,999, or 8.3%, as the tax-equivalent net interest margin declined ten basis points.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and six months ended June 30, 2013, and 2012:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

JUNE 30, 2013 AND 2012

	2013			2012
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 833,696	$ 9,465	4.55%	$ 770,893	$ 8,892	4.64%
Securities (2,3)	421,921	3,415	3.25%	394,933	3,892	3.96%
Federal Home Loan Bank stock	18,108	12	0.27%	17,218	21	0.49%
Fed funds sold, money market funds, and time
deposits with other banks	1	---	0.00%	129	---	0.00%

Total Earning Assets	1,273,726	12,892	4.06%	1,183,173	12,805	4.35%

Non-Interest Earning Assets:
Cash and due from banks	3,832			4,285
Allowance for loan losses	(8,166)			(8,434)
Other assets (2)	56,321			57,174
Total Assets	$ 1,325,713			$ 1,236,198

Interest Bearing Liabilities:
Deposits	$ 779,192	$ 1,669	0.86%	$ 676,662	$ 1,899	1.13%
Borrowings	352,944	1,322	1.50%	371,644	1,566	1.69%
Total Interest Bearing Liabilities	1,132,136	2,991	1.06%	1,048,306	3,465	1.33%
Rate Spread			3.00%			3.02%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	60,860			58,459
Other liabilities	4,345			5,911
Total Liabilities	1,197,341			1,112,676
Shareholders' equity	128,372			123,522
Total Liabilities and Shareholders' Equity	$ 1,325,713			$ 1,236,198
Net interest income and net interest margin (3)		9,901	3.12%		9,340	3.17%
Less: Tax Equivalent adjustment		(418)			(387)
Net Interest Income		$ 9,483	2.99%		$ 8,953	3.04%

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

SIX MONTHS ENDED

JUNE 30, 2013 AND 2012

	2013			2012
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 824,775	$ 18,704	4.57%	$ 757,301	$ 17,803	4.73%
Securities (2,3)	416,828	6,919	3.35%	388,657	7,905	4.09%
Federal Home Loan Bank stock	18,135	34	0.38%	16,717	41	0.49%
Fed funds sold, money market funds, and time
deposits with other banks	1	-	0.00%	65	-	0.00%

Total Earning Assets	1,259,739	25,657	4.11%	1,162,740	25,749	4.45%

Non-Interest Earning Assets:
Cash and due from banks	3,736			3,805
Allowance for loan losses	(8,223)			(8,401)
Other assets (2)	57,571			55,830
Total Assets	$ 1,312,823			$ 1,213,974

Interest Bearing Liabilities:
Deposits	$ 747,881	$ 3,371	0.91%	$ 670,886	$ 3,854	1.16%
Borrowings	367,745	2,696	1.48%	356,130	3,181	1.80%
Total Interest Bearing Liabilities	1,115,626	6,067	1.10%	1,027,016	7,035	1.38%
Rate Spread			3.01%			3.07%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	63,765			58,984
Other liabilities	4,962			5,709
Total Liabilities	1,184,353			1,091,709
Shareholders' equity	128,470			122,265
Total Liabilities and Shareholders' Equity	$ 1,312,823			$ 1,213,974
Net interest income and net interest margin (3)		19,590	3.14%		18,714	3.24%
Less: Tax Equivalent adjustment		(818)			(744)
Net Interest Income		$ 18,772	3.00%		$ 17,970	3.11%

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

For the three months ended June 30, 2013, the tax equivalent net interest margin amounted to 3.12%, compared with 3.17% in the second quarter of 2012, representing a decline of five basis points. The decline in the net interest margin was attributed to earning asset yields, which declined faster than the Bank’s cost of funds. Specifically, the yield on earning assets declined 29 basis points to 4.06% while the rate paid on interest bearing liabilities declined 27 basis points to 1.06%.

For the six months ended June 30, 2013, the tax-equivalent net interest margin amounted to 3.14%, compared with 3.24% for the same period in 2012, representing a decline of ten basis points. The decline in the net interest margin was largely attributed to the volume of interest earning assets added to the Company’s balance sheet, as the interest rate spread declined six basis points. The decline in the net interest margin was also attributed to earning asset yields, which declined faster than the Bank’s cost of funds. Specifically, the yield on earning assets declined 34 basis points to 4.11% while the rate paid on interest bearing liabilities declined 28 basis points to 1.10%.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2013		2012				2011
Quarter:	2	1	4	3	2	1	4	3
Interest Earning Assets:
Loans (1,3)	4.55%	4.59%	4.71%	4.72%	4.64%	4.82%	4.88%	4.83%
Securities (2,3)	3.25%	3.45%	3.72%	3.72%	3.96%	4.22%	4.29%	4.58%
Federal Home Loan Bank stock	0.27%	0.49%	0.50%	0.49%	0.49%	0.50%	0.30%	0.27%
Fed Funds sold, money market funds, and
time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	4.06%	4.16%	4.32%	4.32%	4.35%	4.56%	4.61%	4.68%

Interest Bearing Liabilities:
Deposits	0.86%	0.96%	1.05%	1.07%	1.13%	1.18%	1.25%	1.27%
Borrowings	1.50%	1.46%	1.63%	1.72%	1.69%	1.91%	2.38%	2.57%
Total Interest Bearing Liabilities	1.06%	1.14%	1.24%	1.28%	1.33%	1.43%	1.58%	1.65%

Rate Spread	3.00%	3.02%	3.08%	3.04%	3.02%	3.13%	3.03%	3.03%

Net Interest Margin (3)	3.12%	3.15%	3.23%	3.20%	3.17%	3.30%	3.23%	3.24%

Net Interest Margin without Tax Equivalent Adjustments	2.99%	3.02%	3.08%	3.06%	3.04%	3.17%	3.11%	3.12%

(1)   For purposes of these computations, non-accrual loans are included in average loans.

(2)   For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)   For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

For the three and six months ended June 30, 2013, the weighted average yield on average earning assets amounted to 4.06% and 4.11%, compared with 4.35% and 4.45% for the same periods in 2012, representing declines of 29 and 34 basis points. These declines largely resulted from the replacement of accelerated cash flows from the Bank’s mortgage-backed securities portfolio along with the purchase of additional securities during a period of historically low interest rates. The declines were also attributed to the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan refinancing activity during a period of historically low interest rates.

For the three and six months ended June 30, 2013, the weighted average cost of interest bearing liabilities amounted to 1.06% and 1.10%, compared with 1.33% and 1.38% for the same periods in 2012, representing declines of 27 and 28 basis points. These declines principally reflected the ongoing re-pricing of maturing time deposits and borrowings, combined with the lowering of interest rates on certain of the Bank’s core deposit products.

Interest and Dividend Income:  For the three months ended June 30, 2013, total interest and dividend income on a tax-equivalent basis amounted to $12,892, compared with $12,805 in the second quarter of 2012, representing an increase of $87, or 0.7%. The increase in interest and dividend income was principally attributed to average earning asset growth of $90,553, or 7.7%, largely offset by a 29 basis point decline in the weighted average earning asset yield.

For the three months ended June 30, 2013, tax-equivalent interest income from the securities portfolio amounted to $3,415, representing a decline of $477, or 12.3%, compared with the second quarter of 2012. The decline in interest income from securities was principally attributed to a 71 basis point decline in the weighted average securities portfolio yield to 3.25%, offset in part by a $26,988, or 6.8% increase in total average securities, compared with the second quarter of 2012. The decline in the weighted average securities yield was largely attributed to the ongoing replacement of accelerated mortgage-backed securities cash flows in a historically low interest rate environment combined with incremental securities purchases at low prevailing market yields. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity driven by historically low interest rates, a variety of government stimulus programs, quantitative easing efforts by the Federal Reserve, as well as continuing credit defaults.

For the three months ended June 30, 2013, tax-equivalent interest income from the loan portfolio amounted to $9,465, representing an increase of $573, or 6.4% compared with the second quarter of 2012. The increased income from the loan portfolio was principally attributed to a $62,803 or 8.1% increase in total average loans, but was largely offset by a nine basis point decline in the weighted average yield to 4.55%, compared with the second quarter of 2012. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as elevated levels of residential mortgage loan refinancing activity during a period of historically low interest rates.

For the six months ended June 30, 2013, total tax-equivalent interest and dividend income amounted to $25,657, compared with $25,749 for the same period in 2012, representing a decline of $92, or 0.4%. The decline in interest and dividend income was principally attributed to a 34 basis point decline in the weighted average earning asset yield, largely offset by average earning asset growth of $96,999, or 8.3%.

For the six months ended June 30, 2013, total tax-equivalent interest income from the securities portfolio amounted to $6,919, representing a decline of $986, or 12.5%, compared with the same period in 2012. The decline in interest income from securities was principally attributed to a 74 basis point decline in the weighted average securities portfolio yield to 3.35%, partially offset by average securities portfolio growth of $28,171, or 7.2%. As more fully discussed above, the decline in the weighted average securities yield was largely attributed to the ongoing replacement of accelerated portfolio cash flows in a historically low interest rate environment, combined with incremental securities purchases at low prevailing market yields.

For the six months ended June 30, 2013, total tax-equivalent interest income from the loan portfolio amounted to $18,704, representing an increase of $901 or 5.1% compared with the same period in 2012. The increase in interest income from the loan portfolio was principally attributed to average loan portfolio growth of $67,474 or 8.9%, as the weighted average yield declined 16 basis points to 4.57%. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as an elevated level of residential mortgage loan refinancing activity during a period of historically low interest rates.

Interest Expense: For the three months ended June 30, 2013, total interest expense amounted to $2,991, compared with $3,465 in the second quarter of 2012, representing a decline of $474, or 13.7%. The decline in interest expense was principally attributed to a 27 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was largely offset by an $83,830 or 8.0% increase in total average interest bearing liabilities, compared with the second quarter of 2012.

The decline in the second quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2012 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the three months ended June 30, 2013, the total weighted average cost of interest bearing liabilities amounted to 1.06%, compared with 1.33% for the same quarter in 2012, representing a decline of 27 basis points. The weighted average cost of interest bearing deposits declined 27 basis points to 0.86%, compared with the second quarter of 2012, while the weighted average cost of borrowed funds declined 19 basis points to 1.50%.

For the six months ended June 30, 2013, total interest expense amounted to $6,067, compared with $7,035 for the same period in 2012, representing a decline of $968, or 13.8%. The decline in interest expense was principally attributed to a 28 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was partially offset by an $88,610 or 8.6% increase in total average interest bearing liabilities, compared with the six months ended June 30, 2012.

The decline in the weighted average cost of interest bearing liabilities for the six months ended June 30, 2013 compared with the same period in 2012 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the six months ended June 30, 2013, the total weighted average cost of interest bearing liabilities amounted to 1.10%, compared with 1.38% for the same period in 2012, representing a decline of 28 basis points. The weighted average cost of interest bearing deposits declined 25 basis points to 0.91%, while the weighted average cost of borrowed funds declined 32 basis points to 1.48%.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED JUNE 30, 2013 and 2012

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 724	$(151)	$ 573
Securities (2,3)	266	(743)	(477)
Federal Home Loan Bank stock	1	(10)	(9)
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---

TOTAL EARNING ASSETS	$ 991	$(904)	$ 87

Interest bearing deposits	289	(519)	(230)
Borrowings	(79)	(165)	(244)
TOTAL INTEREST BEARING LIABILITIES	$ 210	$(684)	$(474)

NET CHANGE IN NET INTEREST INCOME	$ 781	$(220)	$ 561

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, net interest income and net interest margin are reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

SIX MONTHS ENDED JUNE 30, 2013 and 2012

INCREASES (DECREASES) DUE TO:

	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$1,585	$ (684)	$ 901
Securities (2,3)	574	(1,560)	(986)
Federal Home Loan Bank stock	3	(10)	(7)
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---

TOTAL EARNING ASSETS	$2,162	$(2,254)	$ (92)

Interest bearing deposits	443	(926)	(483)
Borrowings	104	(589)	(485)
TOTAL INTEREST BEARING LIABILITIES	$ 547	$(1,515)	$(968)

NET CHANGE IN NET INTEREST INCOME	$1,615	$ (739)	$ 876

Provision for Loan Losses

The provision for loan losses (the “provision”) reflects the amount necessary to maintain the allowance for loan losses at a level that, in management’s judgment, is appropriate for the amount of inherent risk of probable loss in the Bank’s current loan portfolio.

The credit quality of the Bank’s loan portfolio continued to improve during the three and six months ended June 30, 2013. This improvement was highlighted by a $1,399 or 14.2% decline in non-performing loans, with the level of other delinquent and potential problem loans remaining relatively stable compared with December 31, 2012. During the six months ended June 30, 2013, the Bank experienced a moderate level of loan loss experience, with total net loan charge-offs amounting to $688, or annualized net charge-offs to average loans outstanding of 0.17%, compared with $742 and 0.20% in the first half of 2012, respectively.

For the three and six months ended June 30, 2013, the Bank recorded provisions of $405 and $758, compared with $460 and $875 for the same periods in 2012, representing declines of $55 and $117, or 12.0% and 13.4%, respectively. The provisions recorded for the three and six months ended June 30, 2013, were largely driven by the Bank’s charge-off experience, as the overall credit quality of the loan portfolio remained relatively stable.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three months ended June 30, 2013, total non-interest income amounted to $1,874, compared with $1,974 for the same quarter in 2012, representing a decrease of $100, or 5.1%. For the six months ended June 30, 2013, total non-interest income amounted to $3,824, compared with $3,674 for the same period in 2012, representing an increase of $150, or 4.1%.

Factors contributing to the changes in non-interest income are enumerated in the following discussion and analysis.

Trust and Other Financial Services: Income from trust and other financial services is principally derived from fee income based on a percentage of the fair market value of client assets under management and held in custody with Bar Harbor Trust Services, the Company’s second tier non-depository trust company subsidiary, and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the three and six months ended June 30, 2013, trust and other financial service fees amounted to $851 and $1,757, compared with $839 and $1,618 for the same periods in 2012, representing increases of $12 and $139, or 1.4% and 8.6%, respectively. Reflecting new client relationships and improvement in the equity markets, quarter-end assets under management stood at $373,225, up from $355,461 at year-end 2012, and representing an increase of $22,439 or 6.4% compared with June 30, 2012.

Service Charges on Deposit Accounts: For the three and six months ended June 30, 2013, income from service charges on deposit accounts amounted to $321 and $616, compared with $286 and $536 for the same periods in 2012, representing increases of $35 and $80, or 12.2% and 14.9%, respectively. The increases in service charges on deposit accounts were largely attributed to customer overdraft fee increases instituted in the third quarter of 2012 as well as increased overdraft activity.

Credit and Debit Card Service Charges and Fees: For the three and six months ended June 30, 2013, income generated from credit and debit card service charges and fees amounted to $396 and $732, compared with $340 and $656 for the same periods in 2012, representing increases of $56 and $76, or 16.5% and 11.6%. These increases were largely attributed to continued growth of the Bank’s retail deposit base, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three and six months ended June 30, 2013, total net securities gains amounted to $256 and $521, compared with $670 and $1,237 for the same periods in 2012, representing declines of $414 and $716, or 61.8% and 57.9%, respectively. The net realized securities gains recorded in the first half of 2013 were comprised of realized gains of $529, offset by realized losses of $8. The net realized securities gains recorded in the first half of 2012 were comprised of realized gains of $1,256, offset by realized losses of $19.

Net Other-than-temporary Impairment Losses Recognized in Earnings: For the three and six months ended June 30, 2013, net OTTI losses recognized in earnings amounted to $115, compared with $336 and $680 for the same periods in 2012, respectively.

During the three months ended June 30, 2012, the Company determined that one private-label mortgage-backed security was other-than-temporarily impaired (“OTTI”), because the Company could no longer conclude that it was probable it would recover all of the principal and interest on this security. The credit loss principally reflected an increase in the loss severity and constant default rate estimates of the underlying residential mortgage loan collateral, resulting from depressed real estate values and depressed economic conditions overall. The OTTI loss recorded in the current quarter represented management’s best estimate of additional credit losses on the residential mortgage loan collateral underlying this security. The credit loss was previously recorded, net of taxes, in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

Further information regarding impaired securities, other-than-temporarily impaired securities, and evaluation of securities for impairment is incorporated by reference to Notes 2 and 5 of the unaudited consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Non-interest Expense

For the three and six months ended June 30, 2013, total non-interest expense amounted to $6,595 and $12,902, compared with $6,157 and $11,965 for the same periods in 2012, representing increases of $438 and $937, or 7.1% and 7.8%, respectively.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three and six months ended June 30, 2013, total salaries and employee benefits expense amounted to $3,696 and $7,303, compared with $3,309 and $6,491 for the same periods in 2012, representing increases of $387 and $812, or 11.7% and 12.5%, respectively.

The increases in salaries and employee benefits were attributed to a variety of factors including normal increases in base salaries, higher levels of employee incentive compensation, as well as changes in staffing levels and mix. The increases in salaries and employee benefits also reflected the Bank’s previously reported acquisition of three branch offices in the third quarter of 2012. Year-to-date salaries and employee benefits also included expenses related to certain restricted stock awards to members of the Company’s Board of Directors and the newly-appointed President and CEO of the Bank.

Occupancy Expense: For the three and six months ended June 30, 2013, total occupancy expense amounted to $493 and $977, compared with $370 and $775 for the same periods in 2012, representing increases of $123 and $202, or 33.2% and 26.1%, respectfully. These increases were largely attributed to the three new branch office locations acquired in connection with the Border Trust transaction (two of which are leased properties), which was consummated in the third quarter of 2012. The increases in occupancy expense were also attributed to the Bank’s substantial reconfiguration of its Ellsworth campus, including the replacement of its Ellsworth retail banking office, which was put in service in the third quarter of 2012.

Other Operating Expenses: For the three and six months ended June 30, 2013, total other operating expenses amounted to $1,698 and $3,112, compared with $1,712 and $3,245 for the same periods in 2012, representing declines of $14 and $133, or 0.8% and 4.1%, respectively. These declines were principally attributed to lower levels of loan collection and other real estate owned (OREO) expenses, as well as certain non-recurring branch acquisition expenses in connection with the Border Trust transaction recorded in the first half of 2012.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses by the sum of tax-equivalent net interest income and non-interest income other than net securities gains, other-than-temporary impairments, and other significant non-recurring expenses, including the non-recurring expenses related to the Border Trust transaction. For the three and six months ended June 30, 2013, the Company’s efficiency ratios amounted to 56.5% and 55.9%, compared with 55.9% and 54.6% for the same periods in 2012.

Income Taxes

For the three and six months ended June 30, 2013, total income taxes amounted to $1,187 and $2,550, compared with $1,205 and $2,536 for the periods in 2012.

The Company's effective tax rates for the three and six months ended June 30, 2013, amounted to 27.2% and 28.5%, compared with 28.0% and 28.8% for the same periods in 2012. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.  Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at June 30, 2013, represented 63.5% and 31.0%, respectively, of total assets, compared with 62.6% and 32.1%, respectively, at December 31, 2012.

At June 30, 2013, the Company’s total assets amounted to $1,343,322, compared with $1,302,935 at December 31, 2012, representing an increase of $40,387, or 3.1%.

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

Securities available for sale represented 100% of total securities at June 30, 2013, and December 31, 2012. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At June 30, 2013, total net unrealized securities losses amounted to $5,740, or 1.4% of the amortized cost of the total portfolio, compared with net unrealized gains of $12,271 at December 31, 2012. The unrealized losses were attributed to market interest rates and wider pricing spreads, which increased significantly during the current quarter. The yield on the 10-year U.S. Treasury reached a year-to-date low of 1.61% on May 1, 2013 and then increased steadily by over a full percentage point by quarter end. Over this period, 10-year Treasuries dropped a total of 7.6%. In addition, pricing spreads widened during the quarter as bond fund redemptions in the month of June alone amounted to $61.7 billion, surpassing the previous high of $48.1 billion set in October 2008.

Total Securities: At June 30, 2013, total securities amounted to $416,237, compared with $418,040 at December 31, 2012, representing a decline of $1,803, or 0.4%. The securities purchased during the six months ended June 30, 2013 essentially replaced cash flows from the Bank’s MBS portfolio and consisted of MBS issued and guaranteed by U.S. Government agencies and sponsored-enterprises, and to a lesser extent, obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of June 30, 2013, and December 31, 2012:

June 30, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$244,254	$ 4,216	$ 5,835	$242,635
US Government agency	87,424	1,110	1,554	86,980
Private label	6,614	906	175	7,345
Obligations of states and political subdivisions thereof	83,685	1,156	5,564	79,277
Total	$ 421,977	$ 7,388	$13,128	$416,237

December 31, 2012 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$238,974	$ 7,913	$ 1,064	$245,823
US Government agency	82,397	2,080	216	84,261
Private label	8,063	571	521	8,113
Obligations of states and political subdivisions thereof	76,335	4,040	532	79,843
Total	$405,769	$14,604	$ 2,333	$418,040

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at June 30, 2013, amounted to an excess of $13,128, or 3.1% of the amortized cost of the total securities portfolio. At December 31, 2012 this amount represented an excess of $2,333, or 0.6% of the total securities portfolio. As of June 30, 2013, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $1,062, compared with $744 at December 31, 2012.

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

At June 30, 2013, the Bank’s investment in FHLB stock totaled $18,108, compared with $18,189 at December 31, 2012, representing a decline of $81, or 0.4%.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which generally equals par value. The ratio of the FHLB’s market value of equity to its par value of capital stock was 116% at June 30, 2013, compared with 108% at December 31, 2012. Shares held in excess of the minimum required amount are generally redeemable at par value.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of June 30, 2013, and was classified as adequately capitalized by its regulator, the Federal Housing Finance Agency, based on the FHLB’s financial information at March 30, 2013. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of June 30, 2013. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At June 30, 2013, total loans stood at $852,572, compared with $815,004 at December 31, 2012, representing an increase of $37,568, or 4.6%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Kennebec, and Sagadahoc, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	June 30, 2013	December 31, 2012

Commercial real estate mortgages	$328,011	$324,493
Commercial and industrial	80,874	59,373
Commercial construction and land development	16,565	22,120
Agricultural and other loans to farmers	28,610	24,922
Total commercial loans	454,060	430,908

Residential real estate mortgages	313,976	297,103
Home equity loans	52,169	53,303
Other consumer loans	16,819	19,001
Total consumer loans	382,964	369,407

Tax exempt loans	15,879	15,244

Net deferred loan costs and fees	(331)	(555)
Total loans	852,572	815,004
Allowance for loan losses	(8,167)	(8,097)
Total loans net of allowance for loan losses	$844,405	$806,907

Commercial Loans: At June 30, 2013, total commercial loans amounted to $454,060, compared with $430,908 at December 31, 2012, representing an increase of $23,152, or 5.4%.

Commercial loan growth has generally been challenged by a still-weak economy, continuing economic uncertainty, diminished demand, and strong competition for quality loans. Bank management attributes the continued growth in commercial loans to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a local economy that has fared better than the nation as a whole.

Consumer Loans: At June 30, 2013, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $382,964, compared with $369,407 at December 31, 2012, representing an increase of $13,557, or 3.7%.  This increase was principally attributed to the purchase of a New England based portfolio of residential loans during the current quarter. Loans originated and closed by the Bank during the first half of 2013 were essentially offset by accelerated loan re-financings and principal pay-downs from the existing residential real estate loan portfolio, as borrowers continued to take advantage of historically low interest rates.

Tax Exempt Loans: At June 30, 2013, tax exempt loans amounted to $15,879, compared with $15,244 at December 31, 2012, representing an increase of $635, or 4.2%. Tax-exempt loans generally include loans to or guaranteed by local government municipalities, federal agencies, not-for-profit organizations, and other organizations that qualify for tax-exempt treatment. Government municipality loans typically have short maturities (e.g., tax anticipation notes). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	June 30, 2013	December 31, 2012

Commercial real estate mortgages	$1,723	$1,888
Commercial and industrial loans	459	818
Commercial construction and land development	2,029	2,359
Agricultural and other loans to farmers	151	664
Total commercial loans	4,362	5,729

Residential real estate mortgages	3,001	3,017
Home equity loans	772	814
Other consumer loans	36	72
Total consumer loans	3,809	3,903

Total non-accrual loans	8,171	9,632
Accruing loans contractually past due 90 days or more	297	235
Total non-performing loans	$8,468	$9,867

Allowance for loan losses to non-performing loans	96.4%	82.1%
Non-performing loans to total loans	0.99%	1.21%
Allowance to total loans	0.96%	0.99%

At June 30, 2013, total non-performing loans amounted to $8,468, compared with $9,867 at December 31, 2012, representing a decline of $1,399, or 14.2%. As more fully discussed below, one commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $2,029, or 24.0% of total non-performing loans.

Non-performing commercial real estate mortgages totaled to $1,723 at June 30, 2013, down from $1,888 at December 31, 2012. At June 30, 2013, non-performing commercial real estate mortgages were represented by eleven business relationships, with outstanding balances ranging from $24 to $310.

Non-performing commercial and industrial loans totaled $459 at June 30, 2013, down from $818 at December 31, 2012.  At June 30, 2013, non-performing commercial and industrial loans were represented by eight business relationships, with outstanding balances ranging from $18 to $158.

Non-performing commercial construction and land development loans totaled $2,029 at June 30, 2013, down from $2,359 at December 31, 2012. At June 30, 2013, non-performing commercial construction and land development loans were entirely represented by a commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the existing housing units. This loan is impaired and was put on non-accrual status in late 2010. To date, the Bank has charged off $2,014 of the original outstanding balance of this collateral dependent impaired loan. These charge-offs were based on current appraisals and revised prospects for future cash flows. This loan is recorded at fair value in the Company’s financial statements.

Non-performing residential real estate mortgages totaled $3,001 at June 30, 2013, down from $3,017 at December 31, 2012. At June 30, 2013, non-performing residential real estate loans were represented by thirty-two, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $11 to $380.

Non-performing home equity loans totaled $772 at June 30, 2013, down from $814 at December 31, 2012. At June 30, 2013, non-performing home equity loans were represented by eight relationships with outstanding balances ranging from $6 to $389.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at June 30, 2013, Bank management is cognizant of the still-weak real estate market, elevated unemployment rates and soft economic conditions overall. Bank management believes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio returns to pre-recession levels and shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $4,193 and $3,529 at June 30, 2013 and December 31, 2012, or 0.49% and 0.43% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At June 30, 2013, the Bank identified twenty-three commercial relationships totaling $10,944 as potential problem loans, or 1.28% of total loans. At December 31, 2012, the Bank identified thirty-three commercial relationships totaling $10,297 as potential problem loans, or 1.26% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

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

As of June 30, 2013, the Bank had seven real estate secured loans, three commercial and industrial loans, and one consumer loan, to eight relationships totaling $1,179 that were classified as TDRs.  At June 30, 2013, five of these TDRs totaling $339 were classified as non-accrual, and one loan for $22 was past due 30 days or more and still accruing.

As of December 31, 2012, the Bank had four real estate secured and three commercial and industrial loans to four relationships totaling $934 that were classified as TDR’s, of which three TDRs totaling $114 were past due or classified as non-performing.

Allowance for Loan Losses: At June 30, 2013, the allowance for loan losses (the “allowance”) stood at $8,167, compared with $8,097 at December 31, 2012, representing an increase of $70, or 0.86%. The small increase in the allowance from December 31, 2012 largely reflected an overall improvement in the Bank’s credit quality metrics, partially offset by loan growth. As of June 30, 2013, total non-performing loans to total loans stood at 0.99%, down from 1.21% at December 31, 2012. At June 30, 2013, the allowance expressed as a percentage of non-performing loans stood at 96.4%, up from 82.1% at December 31, 2012.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $2,700 as of June 30, 2013, compared with $3,149 as of December 31, 2012.  The related allowances for loan losses on these loans amounted to $14 as of June 30, 2013, compared with $120 as of December 31, 2012.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the six-month periods ended June 30, 2013, and 2012.

ALLOWANCE FOR LOAN LOSSES

SIX MONTHS ENDED

JUNE 30, 2013 AND 2012

	2013	2012

Balance at beginning of period	$8,097	$8,221
Charge offs:
Commercial real estate mortgages	84	$ 150
Commercial and industrial	178	40
Commercial construction and land development	---	---
Agricultural and other loans to farmers	81	142
Residential real estate mortgages	287	214
Other consumer loans	68	220
Home equity loans	34	92
Total charge-offs	732	858

Recoveries:
Commercial real estate mortgages	3	$ 8
Commercial and industrial loans	10	8
Commercial construction and land development	---	---
Agricultural and other loans to farmers	1	80
Residential real estate mortgages	1	---
Other consumer loans	10	20
Home equity loans	19	---
Total recoveries	44	116

Net charge-offs	688	742
Provision charged to operations	758	875

Balance at end of period	$8,167	$8,354

For the six months ended June 30, 2013, total net loan charge-offs amounted to $688, or annualized net charge-offs to average loans outstanding of 0.17%, down from $742 and 0.20%, in the first half of 2012.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the six months ended June 30, 2013.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at June 30, 2013, is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At June 30, 2013, the Bank’s OREO amounted to $2,246, compared with $2,780 as of December 31, 2012.  Nine residential and seven commercial properties comprised the June 30, 2013 balance of OREO.

Deposits

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter through spring and higher deposits in summer and autumn. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank.  Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing capacity from the FHLB of Boston, brokered certificates of deposit obtained from the national market and cash flows from the securities portfolio.

At June 30, 2013, total deposits stood at $854,719, compared with $795,765 at December 31, 2012, representing an increase of $58,954, or 7.4%.  Demand deposits and NOW accounts experienced a combined seasonal decline of $11,400, or 5.8%, compared with December 31, 2012, while savings and money market accounts were up $17,073, or 7.4%. The Bank’s time deposits were up $53,281, or 14.4% compared with December 31, 2012. The increase in time deposits was largely attributed to brokered deposits obtained from the national market, which were utilized to replace seasonal deposit outflows and help fund earning asset growth while preserving the Company’s strong, on-balance sheet liquidity position.

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

At June 30, 2013, total borrowings amounted to $361,051, compared with $371,567 at December 31, 2012, representing a decline of $10,516, or 2.8%. The decline in total borrowings reflected a higher utilization of brokered deposits during the quarter as discussed above.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at June 30, 2013, the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of June 30, 2013, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At June 30, 2013, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 16.10%, 14.48% and 9.02%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at June 30, 2013, and December 31, 2012, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
June 30, 2013
Total Capital
(To Risk-Weighted Assets)
Consolidated	$132,389	16.10%	$ 65,794	8.0%	N/A
Bank	$133,541	16.26%	$ 65,722	8.0%	$ 82,153	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$119,105	14.48%	$ 32,897	4.0%	N/A
Bank	$120,257	14.64%	$ 32,861	4.0%	$ 49,292	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$119,105	9.02%	$ 52,803	4.0%	N/A
Bank	$120,257	9.12%	$ 52,773	4.0%	$ 65,966	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
December 31, 2012
Total Capital
(To Risk-Weighted Assets)
Consolidated	$127,857	15.78%	$64,812	8.0%	N/A
Bank	$128,791	15.92%	$64,718	8.0%	$ 80,897	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$114,667	14.15%	$32,406	4.0%	N/A
Bank	$115,601	14.29%	$32,359	4.0%	$ 48,538	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$114,667	8.87%	$51,730	4.0%	N/A
Bank	$115,601	8.94%	$51,701	4.0%	$ 64,626	5.0%

Shareholders’ Equity: Total shareholders equity ended the quarter at $120,464, down from $128,046 at December 31, 2012. Likewise, the Company’s book value per share ended the quarter at $30.64, down from $32.66 at December 31, 2012. The decline in shareholder’s equity was attributed to a $11,974 decline in accumulated other comprehensive income. This decline was principally the result of a reduction in unrealized gains in the Bank’s investment securities portfolio, which declined from a tax effective unrealized gain of $8,098 at December 31, 2012 to a tax effected unrealized loss of $3,789 at June 30, 2013. The net unrealized losses at June 30, 2013 were attributed to a significant increase in interest rates during the six months ended June 30, 2013, which negatively impacted the fair value of the Bank’s fixed rate securities portfolio.

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

The Company paid a regular cash dividend of $0.31 per share of common stock in the second quarter of 2013, representing an increase of $0.02 or 6.9% compared with the dividend paid for the same quarter in 2012. The Company’s Board of Directors recently declared a third quarter 2013 regular cash dividend of $0.315 per share of common stock, representing an increase of $0.02, or 6.8% compared with the third quarter of 2012.

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

As of June 30, 2013, the Company had repurchased 104,252 shares of stock under this plan, at a total cost of $2,912 and an average price of $27.94 per share. During the three and six months ended June 30, 2013, no shares were repurchased under the plan.  The Company records repurchased shares as treasury stock.

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

At June 30, 2013, commitments under existing standby letters of credit totaled $281, compared with $307 at December 31, 2012. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table details the notional or contractual amount for financial instruments with off-balance sheet risk as of June 30, 2013, and December 31, 2012:

	June 30, 2013	December 31, 2012

Commitments to originate loans	$ 29,601	$ 20,843
Unused lines of credit	96,205	106,773
Un-advanced portions of construction loans	18,592	22,047
Commitments to purchase loans	4,650	---
Total	$149,048	$149,663

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets over the 30 day horizon.  At June 30, 2013, liquidity, as measured by the basic surplus/deficit model, was 8.6% over the 30-day horizon and 8.5% over the 90-day horizon.

At June 30, 2013, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $161 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At June 30, 2013, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $174,751, or 13.0% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2013, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% to 0.25% and the two-year U.S. Treasury note of 0.36% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

June 30, 2013

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$(745)	$(359)
Net interest income (%)	-1.81%	-0.87%
Year 2
Net interest income ($)	$(108)	$417
Net interest income (%)	-0.26%	1.01%

As more fully discussed below, the June 30, 2013, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one and two-year horizons.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

The Company and its subsidiaries are parties to certain ordinary routine litigation incidental to the normal conduct of their respective businesses, which in the opinion of management based upon currently available information will have no material adverse effect on the Company's consolidated financial statements.

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

BAR HARBOR BANKSHARES (Registrant)

/s/Joseph M. Murphy

Date: August 8, 2013	Joseph M. Murphy
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: August 8, 2013	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1

2013 Annual Incentive Plan (incorporated herein by reference to Form 8-K/A, Item 5.02(e), First Amendment, filed with the Commission on April 26, 2013, and Form 8-K, Item 5.02(e), filed with the Commission on January 25, 2013).

10.2	2013 through 2015 Long Term Executive Incentive Plan (incorporated herein by reference to Form 8-K, Item 5.02(e) and Exhibit 10.1, filed with the Commission on April 26, 2013).

10.3	Employment Agreement with Bank President and CEO, Curtis C. Simard (incorporated herein by reference to Form 8-K, Item 5.02(e) and Exhibit 10.1, filed with the Commission on May 17, 2013).

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

101*

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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