Form 10-Q
period 2013-09-30
BAR HARBOR BANKSHARES
filed 2013-11-08
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 1, 2013
$2.00 Par Value	3,938,374

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at September 30, 2013, and December 31, 2012	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012	5

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2013 and 2012	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	7

	Notes to Consolidated Interim Financial Statements	8-34

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34-60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60-63

Item 4.	Controls and Procedures	64

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	65

Item 4.	Mine Safety Disclosures	65

Item 5.	Other Information	65

Item 6.	Exhibits	65

Signatures		65

Exhibit Index		66

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(Dollars in thousands, except share and per share data)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$ 11,806	$ 14,992
Securities available for sale, at fair value (amortized cost of $467,584 and $405,769, respectively)	462,356	418,040
Federal Home Loan Bank stock	18,331	18,189
Loans	845,933	815,004
Allowance for loan losses	(8,380)	(8,097)
Loans, net of allowance for loan losses	837,553	806,907
Premises and equipment, net	19,877	19,255
Goodwill	4,935	4,935
Bank owned life insurance	7,819	7,633
Other assets	16,593	12,984
TOTAL ASSETS	$1,379,270	$1,302,935

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 84,487	$ 71,865
NOW accounts	135,976	123,015
Savings and money market deposits	277,504	230,325
Time deposits	386,629	370,560
Total deposits	884,596	795,765
Short-term borrowings	255,014	224,077
Long-term advances from Federal Home Loan Bank	104,000	142,490
Junior subordinated debentures	5,000	5,000
Other liabilities	7,257	7,557
TOTAL LIABILITIES	1,255,867	1,174,889

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares;
issued 4,525,635 shares at September 30, 2013 and December 31, 2012	9,051	9,051
Surplus	26,903	26,693
Retained earnings	100,147	93,900
Accumulated other comprehensive (loss) income:
Prior service cost and unamortized net actuarial losses on employee
benefit plans, net of tax of ($248) and ($207), at September 30, 2013 and December 31, 2012, respectively	(482)	(401)
Net unrealized (depreciation) appreciation on securities available for sale, net of tax
of ($2,044) and $4,099, at September 30, 2013 and December 31, 2012, respectively	(3,968)	7,954
Portion of OTTI attributable to non-credit gains, net of tax of $267 and $74, at September 30, 2013 and December 31, 2012, respectively	518	144
Total accumulated other comprehensive (loss) income	(3,932)	7,697
Less: cost of 587,902 and 605,591 shares of treasury stock at September 30, 2013 and December 31, 2012, respectively	(8,766)	(9,295)

TOTAL SHAREHOLDERS' EQUITY	123,403	128,046

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,379,270	$1,302,935

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and dividend income:
Interest and fees on loans	$ 9,404	$ 9,422	$27,991	$27,155
Interest on securities	3,412	3,432	9,630	10,663
Dividend on FHLB stock	18	22	52	63
Total interest and dividend income	12,834	12,876	37,673	37,881

Interest expense:
Deposits	1,626	1,941	4,997	5,795
Short-term borrowings	127	105	359	319
Long-term debt	1,112	1,416	3,576	4,383
Total interest expense	2,865	3,462	8,932	10,497

Net interest income	9,969	9,414	28,741	27,384
Provision for loan losses	170	427	928	1,302
Net interest income after provision for loan losses	9,799	8,987	27,813	26,082

Non-interest income:
Trust and other financial services	900	850	2,657	2,468
Service charges on deposit accounts	346	351	962	887
Credit and debit card service charges and fees	440	419	1,172	1,075
Net securities gains	138	597	659	1,834
Total other-than-temporary impairment ("OTTI") losses	(73)	(173)	(241)	(1,007)
Non-credit portion of OTTI losses (before taxes) (1)	---	72	53	226
Net OTTI losses recognized in earnings	(73)	(101)	(188)	(781)
Other operating income	174	182	487	489
Total non-interest income	1,925	2,298	5,749	5,972

Non-interest expense:
Salaries and employee benefits	4,025	3,670	11,328	10,161
Occupancy expense	482	408	1,459	1,183
Furniture and equipment expense	506	387	1,487	1,294
Credit and debit card expenses	98	99	286	274
FDIC insurance assessments	175	237	516	609
Other operating expense	1,549	1,758	4,661	5,003
Total non-interest expense	6,835	6,559	19,737	18,524

Income before income taxes	4,889	4,726	13,825	13,530
Income taxes	1,356	1,358	3,906	3,894

Net income	$3,533	$3,368	$ 9,919	$ 9,636

Per Common Share Data:
Basic earnings per share	$ 0.90	$ 0.86	$ 2.52	$ 2.47
Diluted earnings per share	$ 0.89	$ 0.86	$ 2.51	$ 2.46

(1)

Included in other comprehensive loss, net of tax

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,
	2013	2012

Net income	$ 3,533	$ 3,368
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $196 and $1,359, respectively	380	2,635
Less reclassification adjustment for net gains related to securities available for sale included in net income,
net of tax of $47 and $203, respectively	(91)	(394)
Add other-than-temporary impairment adjustment, net of tax of $25 and $58, respectively	48	115
Less non-credit portion of other-than-temporary impairment losses, net of tax of $0 and $25, respectively	---	(47)
Net amortization of prior service cost and actuarial (gain) loss for supplemental executive retirement plan,
net of related tax of $0 and $52 respectively	---	(100)
Actuarial loss (gain) on supplemental executive retirement plan, net of related tax of $4 and ($114), respectively	8	(222)
Total other comprehensive income	345	1,987
Total comprehensive income	$ 3,878	$ 5,355

	Nine Months Ended September 30,
	2013	2012
Net income	$ 9,919	$ 9,636
Other comprehensive (loss) income:
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($5,790) and $2,357, Respectively	(11,237)	4,573
Less reclassification adjustment for net gains related to securities available for sale included in net income,
net of tax of ($224) and ($624), respectively	(435)	(1,210)
Add other-than-temporary impairment adjustment, net of tax of $82 and $342, respectively	159	665
Less non-credit portion of other-than-temporary impairment losses, net of tax of $18 and $77, respectively	(35)	(149)
Net amortization of prior service cost and actuarial (gain) loss for supplemental executive retirement plan,
net of related tax of ($56) and ($51), respectively	(109)	(99)
Actuarial loss (gain) on supplemental executive retirement plan, net of related tax of $15 and ($114), respectively	28	(222)
Total other comprehensive (loss) income	(11,629)	3,558
Total comprehensive (loss) income	$ (1,710)	$13,194

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands, except share and per share data)

(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2011	$9,051	$ 26,512	$ 86,198	$ 7,024	$(10,535)	$118,250
Net income	---	---	9,636	---	---	9,636
Total other comprehensive income	---	---	---	3,558	---	3,558
Dividend declared:
Common stock ($0.870 per share)	---	---	(3,388)	---	---	(3,388)
Stock options exercised (38,621 shares), including related tax effects	---	28	(197)	---	1,168	999
Recognition of stock based compensation expense	---	160	20	---	---	180
Restricted stock grants (1,380 shares)	---	(49)	8	---	41	---
Balance September 30, 2012	$9,051	$26,651	$ 92,277	$ 10,582	$ (9,326)	$129,235

Balance December 31, 2012	$9,051	$26,693	$ 93,900	$ 7,697	$ (9,295)	$128,046
Net income	---	---	9,919	---	---	9,919
Total other comprehensive (loss)	---	---	---	(11,629)	---	(11,629)
Dividend declared:					---	---
Common stock ($0.9300 per share)
Purchase of treasury stock (700 shares)	---	---	---	---	(24)	(24)
Stock options exercised (15,019 shares), including related tax effects	---	108	(44)	---	450	514
Recognition of stock based compensation expense	---	223	10	---	---	233
Restricted stock grants (3,370 shares)	---	(121)	17	---	103	(1)
Balance September 30, 2013	$9,051	$26,903	$100,147	$ (3,932)	$(8,766)	$123,403

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

(unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$ 9,919	$ 9,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,084	905
Amortization of core deposit intangible	(69)	---
Provision for loan losses	928	1,302
Net securities gains	(659)	(1,834)
Other-than-temporary impairment	188	781
Net amortization of bond premiums and discounts	4,205	2,869
Recognition of stock based expense	233	180
Gains on sale of other real estate owned	(53)	---
Net change in other assets	871	(390)
Net change in other liabilities	(300)	2,215
Net cash provided by operating activities	16,347	15,664

Cash flows from investing activities:
Net cash received in acquisition	---	1,197
Purchases of securities available for sale	(155,548)	(134,170)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	77,283	67,157
Proceeds from sales of securities available for sale	12,717	34,664
Net increase in Federal Home Loan Bank stock	(142)	(1,351)
Net loans made to customers	(31,314)	(48,197)
Proceeds from sale of other real estate owned	1,065	356
Capital expenditures	(1,706)	(3,597)
Net cash used in investing activities	(97,645)	(83,941)

Cash flows from financing activities:
Net increase in deposits	88,831	52,217
Net (decrease) increase in securities sold under repurchase agreements and fed funds purchased	(812)	3,988
Proceeds from Federal Home Loan Bank advances	27,900	53,999
Repayments of Federal Home Loan Bank advances	(34,641)	(38,213)
Purchases of Treasury Stock	(24)	---
Proceeds from stock option exercises, including excess tax benefits	513	999
Payments of dividends	(3,655)	(3,388)
Net cash provided by financing activities	78,112	69,602

Net (decrease) increase in cash and cash equivalents	(3,186)	1,325
Cash and cash equivalents at beginning of period	14,992	8,720
Cash and cash equivalents at end of period	$ 11,806	$ 10,045

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 9,077	$ 10,574
Income taxes	3,047	2,988

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 261	$ 912

Acquisitions:
Fair value of noncash assets acquired	$ ---	$ 41,576
Fair value of liabilities assumed	$ ---	(42,773)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Dollars in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three and nine months ended September 30, 2013, is not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other interim periods.

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

Securities that are in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the cause of the impairment; (b) the financial condition, credit rating and future prospects of the issuer; (c) whether the debtor is current on contractually obligated interest and principal payments; (d) the volatility of the securities’ fair value; (e) performance indicators of the underlying assets in the security including default rates, delinquency rates, percentage of non-performing assets, loan to collateral value ratios, conditional payment rates, third party guarantees, current levels of subordination, vintage, and geographic concentration and; (f) any other information and observable data considered relevant in determining whether other-than-temporary impairment has occurred, including the expectation of the receipt of all principal and interest due.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of September 30, 2013, and December 31, 2012, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

Fair value of total consideration paid:
Cash consideration paid at closing to Border Trust	$ 133

Fair value of identifiable assets acquired:
Cash and cash equivalents	$ 1,330
Securities	3,537
Federal Home Loan Bank Common stock	770
Loans	33,606
Premises and equipment	563
Core deposit intangible	783
Other assets	540
Total identifiable assets acquired	41,129

Fair value of liabilities assumed:
Deposits	38,520
Borrowings	3,776
Other liabilities	477
Total liabilities assumed	42,773

Fair value of net identifiable liabilities assumed	1,644

Goodwill resulting from transaction	$ 1,777

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2013, and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$ 3,533	$ 3,368	$ 9,919	$ 9,636

Weighted average common shares outstanding
Basic	3,936,129	3,912,237	3,929,859	3,894,653
Effect of dilutive employee stock options	23,808	20,965	19,371	19,787
Diluted	3,959,937	3,933,202	3,949,230	3,914,440

Anti-dilutive options excluded from earnings per share calculation	40,210	25,500	48,636	30,500

Per Common Share Data:
Basic earnings per share	$ 0.90	$ 0.86	$ 2.52	$ 2.47
Diluted earnings per share	$ 0.89	$ 0.86	$ 2.51	$ 2.46

Note 5: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of September 30, 2013, and December 31, 2012:

September 30, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$278,954	$ 5,424	$ 5,638	$278,740
US Government agency	86,906	1,227	1,323	86,810
Private label	5,918	854	70	6,702
Obligations of states and political subdivisions thereof	95,806	1,215	6,917	90,104
Total	$467,584	$ 8,720	$13,948	$462,356

December 31, 2012 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$238,974	$ 7,913	$ 1,064	$245,823
US Government agency	82,397	2,080	216	84,261
Private label	8,063	571	521	8,113
Obligations of states and political subdivisions thereof	76,335	4,040	532	79,843
Total	$405,769	$14,604	$ 2,333	$418,040

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of September 30, 2013. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ ---	$ ---
Due after one year through five years	8,055	8,262
Due after five years through ten years	20,382	21,028
Due after ten years	439,147	433,066
Total	$467,584	$462,356

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”).

For the three and nine months ended September 30, 2013, the Company recorded total OTTI losses of $73 and $241 in the statement of income (before taxes), related to three, available for sale, private label mortgage-backed securities (“MBS”), which the Company had previously determined to be other-than-temporarily impaired. Of the $241 in total year-to-date OTTI losses, $188 (before taxes) represented estimated credit losses on the collateral underlying these securities, while $53 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $188 in estimated credit losses were recorded in earnings (before taxes), with the $53 non-credit portion of the unrealized losses recorded within accumulated other comprehensive loss. The additional credit losses principally reflected an increase in the future loss severity and constant default rate estimates resulting from still-recovering real estate markets, extended foreclosure and collateral liquidation timelines, and still-depressed economic conditions that affected the expected performance of the mortgage loans underlying these securities.

The OTTI losses recognized in earnings during the three and nine months ended September 30, 2013 represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of mortgage loans underlying each security. In estimating those cash flows the Company takes a variety of factors into consideration including, but not limited to, loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, original and current loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent and historical conditional prepayment rates and future conditional prepayment rate assumptions, and other estimates of future collateral performance.

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of September 30, 2013 it will recover the amortized cost basis of its private label mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three and nine months ending September 30, 2013, and 2012.

	2013	2012

Estimated credit losses as of June 30,	$4,555	$4,958
Additions for credit losses for securities on which OTTI has been previously recognized	73	53
Additions for credit losses for securities on which OTTI has not been previously recognized	---	48
Reductions for securities paid off during the period	---	---
Estimated credit losses as of September 30,	$4,628	$5,059

Estimated credit losses as of prior year-end,	$5,131	$4,697
Additions for credit losses for securities on which OTTI has been previously recognized	188	675
Additions for credit losses for securities on which OTTI has not been previously recognized	---	106
Reductions for securities paid off during the period	691	419
Estimated credit losses as of September 30,	$4,628	$5,059

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

As of September 30, 2013, the Company held fourteen private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $2,937 for which OTTI losses have previously been recognized in pre-tax earnings (dating back to the fourth quarter of 2008). For twelve of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $539, net of tax, as included in accumulated OCI as of September 30, 2013.  For the remaining two securities, the total OTTI losses included in accumulated OCI amounted to $21, net of tax, as of September 30, 2013. As of September 30, 2013, the total net unrealized gains included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $518, net of tax, compared with net unrealized gains of $144, net of tax, at December 31, 2012.

As of September 30, 2013, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at September 30, 2013. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2013 and December 31, 2012. All securities referenced are debt securities.

	Less than 12 months			12 months or longer			Total
September 30, 2013	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government-sponsored enterprises	$ 92,101	122	$ 3,903	$27,171	28	$1,735	$119,272	150	$ 5,638
US Government agency	34,079	41	995	8,081	11	328	42,160	52	1,323
Private label	664	8	14	901	8	56	1,565	16	70
Obligations of states and political subdivisions thereof	63,785	144	6,139	3,282	15	778	67,067	159	6,917
Total	$190,629	315	$11,051	$39,435	62	$2,897	$230,064	377	$13,948

	Less than 12 months			12 months or longer			Total
December 31, 2012	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government-sponsored enterprises	$ 56,008	55	$ 1,064	$ ---	---	$ ---	$ 56,008	55	$ 1,064
US Government agency	15,281	18	216	56	2	---	15,337	20	216
Private label	783	6	48	2,196	14	473	2,979	20	521
Obligations of states and Political subdivisions thereof	10,476	27	261	2,561	12	271	13,037	39	532
Total	$ 82,548	106	$ 1,589	$ 4,813	28	$ 744	$ 87,361	134	$ 2,333

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of September 30, 2013, the total unrealized losses on these securities amounted to $5,638, compared with $1,064 at December 31, 2012.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at September 30, 2013 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

•

Mortgage-backed securities issued by U.S. Government agencies: As of September 30, 2013, the total unrealized losses on these securities amounted to $1,323, compared with $216 at December 31, 2012.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at September 30, 2013 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

•

Private label mortgage-backed securities: As of September 30, 2013, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $70, compared with $521 at December 31, 2012. The Company attributes the unrealized losses at September 30, 2013 to the current illiquid market for non-agency mortgage-backed securities, a still recovering housing market, continued home foreclosures, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label mortgage-backed securities owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at September 30, 2013.

•

Obligations of states of the U.S. and political subdivisions thereof: As of September 30, 2013, the total unrealized losses on the Bank’s municipal securities amounted to $6,917, compared with $532 at December 31, 2012. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2013, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at September 30, 2013, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at September 30, 2013, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at September 30, 2013 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased and, to a lesser extent, changes in credit ratings on certain securities. The Company also attributes the unrealized losses to ongoing media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2013.

At September 30, 2013, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three and nine months ended September 30, 2013 and 2012.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net
Three months ended September 30,
2013	$ 3,088	$ 138	$---	$ 73	$ 65
2012	$10,431	$ 614	$17	$101	$ 496

Nine months ended September 30,
2013	$12,717	$ 667	$ 8	$188	$ 471
2012	$34,664	$1,857	$23	$781	$1,053

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

Commercial real estate and commercial business loans are considered impaired when it becomes probable the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value. In considering loans for evaluation of impairment, management generally excludes smaller balance, homogeneous loans, residential mortgage loans, home equity loans, and all consumer loans, unless such loans were restructured in a troubled debt restructuring. These loans are collectively evaluated for risk of loss.

Loan origination and commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loans’ yield, using the level yield method over the estimated lives of the related loans.

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of September 30, 2013, and December 31, 2012:

LOAN PORTFOLIO SUMMARY

	September 30, 2013	December 31, 2012

Commercial real estate mortgages	$329,973	$324,493
Commercial and industrial	75,104	59,373
Commercial construction and land development	16,624	22,120
Agricultural and other loans to farmers	27,783	24,922
Total commercial loans	449,484	430,908

Residential real estate mortgages	316,395	297,103
Home equity loans	49,588	53,303
Other consumer loans	15,479	19,001
Total consumer loans	381,462	369,407

Tax exempt loans	15,263	15,244

Net deferred loan costs and fees	(276)	(555)
Total loans	845,933	815,004
Allowance for loan losses	(8,380)	(8,097)
Total loans net of allowance for loan losses	$837,553	$806,907

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at September 30, 2013, approximately 32.0% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Residential Real Estate Mortgages: The Company originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of residential property. These loans are principally collateralized by owner-occupied properties, and to a lesser extent second homes and vacation properties, and are amortized over 10 to 30 years. From time to time the Company will sell longer-term, low rate, residential mortgage loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) with servicing rights retained. This practice allows the Company to better manage interest rate risk and liquidity risk. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines for all loans, including those held in its portfolio. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through more stringent underwriting standards, including regular inspections throughout the construction period.

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

Non-performing Loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at September 30, 2013, and December 31, 2012.

TOTAL NON-PERFORMING LOANS

	September 30, 2013	December 31, 2012

Commercial real estate mortgages	$1,317	$1,888
Commercial and industrial loans	553	818
Commercial construction and land development	1,845	2,359
Agricultural and other loans to farmers	67	664
Total commercial loans	3,782	5,729

Residential real estate mortgages	3,072	3,017
Home equity loans	863	814
Other consumer loans	54	72
Total consumer loans	3,989	3,903

Total non-accrual loans	7,771	9,632
Accruing loans contractually past due 90 days or more	2	235
Total non-performing loans	$7,773	$9,867

Allowance for loan losses to non-performing loans	107.8%	82.1%
Non-performing loans to total loans	0.92%	1.21%
Allowance to total loans	0.99%	0.99%

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

Summary information pertaining to the TDRs that occurred during the three and nine months ended September 30, 2013 and 2012 follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate mortgages	0	$ ---	$ ---	1	$ 50	$ 47
Total commercial loans	0	---	---	1	50	$ 47

Residential real estate mortgages	1	166	166	1	166	166
Home equity loans	0	---	---	1	16	21
Other consumer loans	0	---	---	1	14	13
Total consumer loans	1	166	166	3	196	200

Total	1	$166	$166	4	$246	$247

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and industrial loans	0	$ ---	$ ---	2	$ 67	$ 67
Total commercial loans	0		$ ---	2	67	67

Residential real estate mortgages	0	---	---	1	56	56
Home equity loans	0	---	---	0	---	---
Other consumer loans	0	---	---	0	---	---
Total consumer loans	0	---	$ ---	1	56	56

Total	0	$ ---	$ ---	3	$123	$123

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the three and nine months ended September 30, 2013 and 2012:

	September 30, 2013		September 30, 2012
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

Extended maturity and adjusted interest rate	$ ---	$ 81	$---	$ 67
Temporary payment amount adjustment	---	---	---	56
Court ordered concession	166	166	---	---
Total	$166	$247	$---	$123

As of September 30, 2013, the Bank had seven real estate secured loans, four commercial and industrial loans, and one consumer loan, to nine relationships totaling $1,329 that were classified as TDRs.  At September 30, 2013, six of these TDRs totaling $348 were classified as non-accrual, and none were past due 30 days or more and still accruing.

During the nine months ended September 30, 2013, two loans totaling $212 that had been modified as TDRs within the previous twelve months defaulted on the modified loan.  During the nine months ended September 30, 2012, there were no defaults on loans that had been modified as TDRs within the previous twelve months. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

As of December 31, 2012, the Bank had four real estate secured and three commercial and industrial loans to four relationships totaling $934 that were classified as TDRs.  At December 31, 2012, three TDR’s totaling $114 were past due or classified as non-performing.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at September 30, 2013, and December 31, 2012. Amounts shown exclude deferred loan origination fees and costs.

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$2,713	$ 667	$ 714	$ 4,094	$325,879	$329,973	$1,317	$ ---
Commercial and industrial	591	31	360	982	74,122	75,104	553	---
Commercial construction and land development	---	73	1,845	1,918	14,706	16,624	1,845	---
Agricultural and other loans to farmers	133	65	---	198	27,585	27,783	67	---
Residential real estate mortgages	995	1,270	1,498	3,763	312,632	316,395	3,072	---
Home equity	127	---	354	481	49,107	49,588	863	2
Other consumer loans	95	11	44	150	15,329	15,479	54	---
Tax exempt	---	---	---	---	15,263	15,263	---	---
Total	$4,654	$2,117	$4,815	$11,586	$834,623	$846,209	$7,771	$ 2

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 228	$ 238	$1,041	$ 1,507	$322,986	$324,493	$1,888	$ ---
Commercial and industrial	22	61	990	1,073	58,300	59,373	818	216
Commercial construction and land development	---	---	2,359	2,359	19,761	22,120	2,359	---
Agricultural and other loans to farmers	203	12	490	705	24,217	24,922	664	---
Residential real estate mortgages	2,452	769	1,951	5,172	291,931	297,103	3,017	---
Home equity	219	---	274	493	52,810	53,303	814	---
Other consumer loans	75	97	77	249	18,752	19,001	72	19
Tax exempt	---	---	---	---	15,244	15,244	---	---
Total	$3,199	$1,177	$7,182	$11,558	$804,001	$815,559	$ 9,632	$235

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

Details of impaired loans as of September 30, 2013 and December 31, 2012 follows:

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
						Related Allowance
With no related allowance:
Commercial real estate mortgages	$2,080	$2,159	$---	$2,662	$3,072	$ ---
Commercial and industrial	571	571	---	841	966	---
Commercial construction and land development	---	---	---	---	---	---
Agricultural and other loans to farmers	67	67	---	664	748	---
Residential real estate loans	424	454	---	77	77	---
Home equity loans	21	21	---	---	---	---
Other consumer	13	16	---	---	---
Subtotal	$3,176	$3,288	$---	$4,244	$4,863	$ ---

With an allowance:
Commercial real estate mortgages	$ ---	$ ---	$---	$ ---	$ ---	$ ---
Commercial and industrial	---	---	---	---	---	---
Commercial construction and land development	1,845	3,770	20	2,359	4,329	120
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	---	---	---	---	---	---
Subtotal	$1,845	$3,770	$20	$2,359	$4,329	$120
Total	$5,021	$7,058	$20	$6,603	$9,192	$120

Details of impaired loans for the three and nine months ended September 30, 2013 and 2012 follows:

	September 30, 2013				September 30, 2012
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$2,441	$17	$2,465	$49	$3,814	$47	$3,589	$ 96
Commercial and industrial	596	2	703	4	603	6	702	6
Commercial construction and land development	---	---	---	---	2,424	---	2,813	---
Agricultural and other loans to farmers	119	---	340	---	603	---	605	---
Residential real estate mortgages	457	---	350	---	135	1	138	3
Home equity loans	21	---	20	1	---	---	---	---
Other consumer	13	---	14	1	---	---	---	---
Subtotal	$3,647	$19	$3,892	$55	$7,579	$54	$7,847	$105

With an allowance:
Commercial real estate mortgages	$ ---	$---	$ ---	$---	$ ---	$---	$ ---	$ ---
Commercial and industrial	---	---	---		100	---	100	---
Commercial construction and land development	1,965	---	2,075	---	593	---	704	---
Agricultural and other loans to farmers	---	---	---	---	---	---	---	---
Residential real estate mortgages	---	---	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---	---	---
Other consumer	---	---	---	---	---	---	---	---
Subtotal	$1,965	$---	$2,075	$---	$ 693	$---	$ 804	$ ---
Total	$5,612	$19	$5,967	$55	$8,272	$54	$8,651	$105

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

The following tables summarize the commercial loan portfolio as of September 30, 2013, and December 31, 2012, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

September 30, 2013	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total

Pass	$303,067	$59,395	$12,984	$27,216	$402,662
Other Assets Especially Mentioned	19,501	12,713	434	218	32,866
Substandard	7,405	2,996	3,206	349	13,956
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$329,973	$75,104	$16,624	$27,783	$449,484

December 31, 2012	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Argicultural and other loans to farmers	Total

Pass	$293,505	$46,872	$17,469	$23,806	$381,652
Other Assets Especially Mentioned	21,522	9,112	2,292	242	33,168
Substandard	9,466	3,389	2,359	874	16,088
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$324,493	$59,373	$22,120	$24,922	$430,908

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

Loans identified as losses by management, external loan review and/or bank examiners, are charged-off. Furthermore, consumer loan accounts are charged-off based on regulatory requirements.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013, and 2012. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2013	Commercial Real Estate	Commercial And Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,435	$ 1,062	$ 355	$ 323	$ 1,421	$ 147	$ 270	$ 154	$ 8,167
Charged Off	(55)	(8)	---	---	(32)	(12)	---	---	(107)
Recoveries	102	12	---	24	5	7	---	---	150
Provision	223	146	19	(5)	(169)	3	(57)	10	170
Ending Balance	$ 4,705	$ 1,212	$ 374	$ 342	$ 1,225	$ 145	$ 213	$ 164	$ 8,380

Nine Months Ended September 30, 2013	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,320	$ 1,026	$ 515	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 8,097
Charged Off	(139)	(186)	---	(81)	(319)	(80)	(34)	---	(839)
Recoveries	105	22	---	25	6	17	19	---	194
Provision	419	350	(141)	95	208	1	(27)	23	928
Ending Balance	$ 4,705	$ 1,212	$ 374	$ 342	$ 1,225	$ 145	$ 213	$ 164	$ 8,380

Amount for loans
individually evaluated for impairment	$ ----	$ ---	$ 20	$ ---	$ ---	$ ---	$ ---	$ ---	$ 20

Amount for loans collectively
evaluated for impairment	$ 4,705	$ 1,212	$ 354	$ 342	$ 1,225	$ 145	$ 213	$ 164	$ 8,360

Loans individually evaluated
for impairment	$ 1,317	$ 553	$ 1,845	$ 67	$ ---	$ ---	$ ---	$ ---	$ 3,782

Loans collectively evaluated
for impairment	$328,656	$74,551	$14,779	$27,716	$316,395	$ 15,479	$49,588	$15,263	$842,427

Three Months Ended September 30, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,044	$ 1,236	$ 533	$ 323	$ 1,466	$ 293	$ 344	$ 115	$ 8,354
Charged Off	(102)	(2)	(300)	(6)	(300)	(43)	---	---	(753)
Recoveries	1	1	---	1	14	8	---	---	25
Provision	100	118	187	(5)	119	4	(36)	(60)	427
Ending Balance	$ 4,043	$ 1,353	$ 420	$ 313	$ 1,299	$ 262	$ 308	$ 55	$ 8,053

Nine Months Ended September 30, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221
Charged Off	(252)	(42)	(300)	(148)	(514)	(263)	(92)	---	(1,611)
Recoveries	9	9	---	81	14	28	---	---	141
Provision	386	65	126	48	363	211	134	(31)	1,302
Ending Balance	$ 4,043	$ 1,353	$ 420	$ 313	$ 1,299	$ 262	$ 308	$ 55	$ 8,053

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At September 30, 2013, and December 31, 2012, loans to the lodging industry amounted to approximately $109,552 and $105,699, respectively.

Note 7: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the nine months ended September 30, 2013.

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities
	$ 659	Net gain on sales of investments
	(224)	Provision for income taxes
	$ 435	Net income

Amortization of post retirement benefit plan
Net amortization prior service costs and actuarial gain/loss for supplemental executive retirement plan	$(165)	Salaries and benefits
Amortization of actuarial gain/loss for supplemental executive retirement plan	43	Salaries and benefits
	(122)
Tax (expense) or benefit	(41)	Provision for income taxes
Net of tax	$ (81)	Net income

Total reclassification for the period	$ 354	Net income, net of tax

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

The Company also has a supplemental executive retirement agreement with a certain current executive officer. This agreement provides a stream of future payments in accordance with a defined vesting schedule upon retirement, termination, or upon a change of control.

The following table summarizes the net periodic benefit costs for the three and nine months ended September 30, 2013, and 2012:

	Supplemental Executive Retirement Plans

Three Months Ended September 30,	2013	2012

Service cost	$ 14	$ 84
Interest cost	30	63
Net amortization of prior service cost and actuarial (gain)/loss	---	(101)
Actuarial loss on supplemental executive retirement plan, net of tax	13	222
Net periodic benefit cost	$ 57	$268

	Supplemental Executive Retirement Plans

Nine Months Ended September 30,	2013	2012

Service cost	$ 196	$130
Interest cost	90	98
Net amortization of prior service cost and actuarial (gain)/loss	(165)	(99)
Actuarial loss on supplemental executive retirement plan, net of tax	43	222
Net periodic benefit cost	$ 164	$351

The Company is expected to recognize $224 of expense for the foregoing plans for the year ended December 31, 2013. The Company is expected to contribute $206 to the foregoing plans in 2013. As of September 30, 2013, the Company had contributed $155.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of September 30, 2013, and December 31, 2012:

	September 30, 2013	December 31, 2012

Commitments to originate loans	$26,058	$ 20,843
Unused lines of credit	$95,946	$106,773
Un-advanced portions of construction loans	$16,818	$ 22,047
Standby letters of credit	$ 378	$ 307

As of September 30, 2013, and December 31, 2012, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 10: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $4,935 at September 30, 2013, and December 31, 2012. In the third quarter of 2012 the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At September 30, 2013, and December 31, 2012, the balance of the core deposit intangible asset amounted to $678 and $747, respectively.  Amortization of the core deposit intangible asset is expected to be $92 and $92 for 2013 and 2014, respectively.

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

The Company’s fair value measurements employ valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the servicing capacity of an asset (replacement cost). Valuation techniques are consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company uses a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets (Level 1 measurements) for identical assets or liabilities and the lowest priority to unobservable inputs (Level 3 measurements). The fair value hierarchy is as follows:

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$278,740	$ ---	$278,740
US Government agencies	$ ---	$ 86,810	$ ---	$ 86,810
Private label	$ ---	$ 6,702	$ ---	$ 6,702
Obligations of states and political subdivisions thereof	$ ---	$ 90,104	$ ---	$ 90,104

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$245,823	$ ---	$245,823
US Government agencies	$ ---	$ 84,261	$ ---	$ 84,261
Private label	$ ---	$ 8,113	$ ---	$ 8,113
Obligations of states and political subdivisions thereof	$ ---	$ 79,843	$ ---	$ 79,843

The following tables present the carrying value of certain financial assets and financial liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Nine Months Ended 9/30/13	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 9/30/13	Loss

Other real estate owned	$ ---	$ ---	$1,782	$1,782	$200
Collateral dependent impaired loans	$ ---	$ ---	$1,845	$1,845	$ ---

For the Year Ended 12/31/12	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/12	Loss

Other real estate owned	$ ---	$ ---	$2,780	$2,780	$146
Collateral dependent impaired loans	$ ---	$ ---	$3,149	$3,149	$ ---

The Company had total collateral dependent impaired loans with carrying values of approximately $1,845 and $3,149 which had specific reserves included in the allowance of $20 and $120, at September 30, 2013 and December 31, 2012, respectively. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at September 30, 2013, and December 31, 2012, follows:

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2013

Financial Assets:
Cash and cash equivalents	$ 11,806	$11,806	$ ---	$ ---	$ 11,806
Federal Home Loan Bank stock	18,331	---	18,331	---	18,331
Loans, net	837,553	---	---	848,428	848,428
Interest receivable	4,775	4,775	---	---	4,775

Financial liabilities:
Deposits (with no stated maturity)	$497,967	$ ---	$497,967	$ ---	$497,967
Time deposits	386,630	---	390,085	---	390,085
Borrowings	364,013	---	366,355	---	366,355
Interest payable	539	539	---	---	539

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012

Financial Assets:
Cash and cash equivalents	$ 14,992	$14,992	$ ---	$ ---	$ 14,992
Federal Home Loan Bank stock	18,189	---	18,189	---	18,189
Loans, net	806,907	---	---	822,675	822,675
Interest receivable	4,502	4,502	---	---	4,502

Financial liabilities:
Deposits (with no stated maturity)	$425,205	$ ---	$425,205	$ ---	$425,205
Time deposits	370,560	---	377,427	---	377,427
Borrowings	371,567	---	377,510	---	377,510
Interest payable	684	684	---	---	684

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and nine months ended September 30, 2013, and 2012, and financial condition at September 30, 2013, and December 31, 2012, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the third quarter of 2013 and 2012 was $968 and $836, respectively, of tax-exempt interest income from certain investment securities and loans. For the nine months ended September 30, 2013 and 2012, the amount of tax-exempt income included in interest income was $2,637 and $2,364, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $476 and $407 in the third quarter of 2013 and 2012, respectively, and $1,294 and $1,151 for the nine months ended September 30, 2013 and 2012, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

(vi)

The Company’s allowance for loan losses may be adversely impacted by a variety of factors, including, but not limited to, the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of regulatory authorities toward loan classifications;

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

SUMMARY FINANCIAL RESULTS

For the three months ended September 30, 2013, the Company reported net income of $3,533, compared with $3,368 in the third quarter of 2012, representing an increase of $165, or 4.9%. The Company’s diluted earnings per share amounted to $0.89 for the quarter compared with $0.86 in the third quarter of 2012, representing an increase of $0.03, or 3.5%.

The Company’s annualized return on average shareholders’ equity (“ROE”) amounted to 11.73% for the quarter, compared with 10.49% in the third quarter of 2012. The Company’s third quarter return on average assets (“ROA”) amounted to 1.02%, compared with 1.05% in the third quarter of 2012.

For nine months ended September 30, 2013, the Company’s net income amounted to $9,919, compared with $9,636 for the same period in 2012, representing an increase of $283, or 2.9%. Diluted earnings per share amounted to $2.51 for the nine months ended September 30, 2013, compared with $2.46 for the same period in 2012, representing an increase of $0.05, or 2.0%.

For the nine months ended September 30, 2013, the Company’s ROE amounted to 10.57%, compared with 10.37% for the same period in 2012. The Company’s ROA amounted to 0.99% for the nine months ended September 30, 2013, compared with 1.04% for the first nine months of 2012.

As more fully enumerated in the following management discussion and analysis, the Company’s year-to-date operating results were highlighted by a meaningful increase in net interest income, continued improvements in credit quality, continued commercial and consumer loan growth and higher levels of fee income. While the Company’s tax-equivalent net interest income was up $1,500 or 5.3% compared with the first nine months of 2012, the net interest margin posted a nine basis point decline as earning asset yields declined faster than the cost of interest bearing liabilities. The Company continued to focus on the management of its operating expenses, posting a year-to-date efficiency ratio of 55.7%.

As previously announced, on August 10, 2012, the Bank acquired substantially all assets and assumed certain liabilities including all deposits of Border Trust Company (“Border Trust”), a subsidiary of Border Bancshares, Inc., headquartered in Augusta, Maine. The Bank acquired $38,520 of deposits and $33,606 in loans, as well as three branch offices (two of which were leased) located in Kennebec and Sagadahoc Counties. The Bank paid a deposit premium of 3.85%, or $1,115, and purchased the loan portfolio, excluding selected non-performing loans, at a discount of 2.16%, or $749. In connection with this transaction, the Bank recorded goodwill of $1,777 and a core deposit intangible of $783, or 2.7% of core deposits.

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

Total Net Interest Income: For the three months ended September 30, 2013, net interest income on a tax equivalent basis amounted to $10,445, compared with $9,821 in the third quarter of 2012, representing an increase of $624, or 6.4%. The increase in third quarter 2013 tax-equivalent net interest income compared with the third quarter of 2012 was principally attributed to average earning asset growth of $106,406 or 8.7%, as the net interest margin declined eight basis points.

For the nine months ended September 30, 2013, net interest income on a tax-equivalent basis amounted to $30,035, compared with $28,535 for the same period in 2012, representing an increase of $1,500, or 5.3%. The increase in net interest income was principally attributed to average earning asset growth of $100,244, or 8.5%, as the tax-equivalent net interest margin declined nine basis points.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and nine months ended September 30, 2013, and 2012:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

	2013			2012

	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 854,385	$ 9,464	4.39%	$ 798,095	$ 9,464	4.72%
Securities (2,3)	456,247	3,828	3.33%	406,563	3,797	3.72%
Federal Home Loan Bank stock	18,257	18	0.39%	17,825	22	0.49%
Fed funds sold, money market funds, and time
deposits with other banks	1	---	0.00%	1	---	0.00%

Total Earning Assets	1,328,890	13,310	3.97%	1,222,484	13,283	4.32%

Non-Interest Earning Assets:
Cash and due from banks	3,277			3,375
Allowance for loan losses	(8,363)			(8,482)
Other assets (2)	48,621			64,469
Total Assets	$1,372,425			$1,281,846

Interest Bearing Liabilities:
Deposits	$ 782,979	$ 1,626	0.82%	$ 721,831	$ 1,941	1.07%
Borrowings	387,478	1,239	1.27%	350,953	1,521	1.72%
Total Interest Bearing Liabilities	1,170,457	2,865	0.97%	1,072,784	3,462	1.28%
Rate Spread			3.00%			3.04%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	75,940			74,798
Other liabilities	6,499			6,476
Total Liabilities	1,252,896			1,154,058
Shareholders' equity	119,529			127,788
Total Liabilities and Shareholders' Equity	$1,372,425			$1,281,846
Net interest income and net interest margin (3)		10,445	3.12%		9,821	3.20%
Less: Tax Equivalent adjustment		(476)			(407)
Net Interest Income		$ 9,969	2.98%		$ 9,414	3.06%

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basi

s.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

		2013			2012
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 834,754	$28,168	4.51%	$ 770,998	$27,267	4.72%
Securities (2,3)	430,112	10,747	3.34%	394,669	11,702	3.96%
Federal Home Loan Bank stock	18,176	52	0.38%	17,089	63	0.49%
Fed funds sold, money market funds, and time
deposits with other banks	1	---	0.00%	43	---	0.00%

Total Earning Assets	1,283,043	38,967	4.06%	1,182,799	39,032	4.41%

Non-Interest Earning Assets:
Cash and due from banks	3,582			3,169
Allowance for loan losses	(8,270)			(8,428)
Other assets (2)	55,510			59,223
Total Assets	$1,333,865			$1,236,763

Interest Bearing Liabilities:
Deposits	$ 759,709	$ 4,997	0.88%	$ 687,991	$ 5,795	1.13%
Borrowings	374,395	3,935	1.41%	354,392	4,702	1.77%
Total Interest Bearing Liabilities	1,134,104	8,932	1.05%	1,042,383	10,497	1.35%
Rate Spread			3.01%			3.06%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	67,868			64,294
Other liabilities	6,436			5,967
Total Liabilities	1,208,408			1,112,644
Shareholders' equity	125,457			124,119
Total Liabilities and Shareholders' Equity	$1,333,865			$1,236,763
Net interest income and net interest margin (3)		30,035	3.13%		28,535	3.22%
Less: Tax Equivalent adjustment		(1,294)			(1,151)
Net Interest Income		$28,741	2.99%		$27,384	3.09%

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

For the three months ended September 30, 2013, the tax equivalent net interest margin amounted to 3.12%, compared with 3.20% in the third quarter of 2012, representing a decline of eight basis points. The decline in the net interest margin was attributed to earning asset yields, which declined faster and to a greater extent than the Bank’s interest bearing liabilities. Specifically, the yield on earning assets declined 35 basis points to 3.97% while the rate paid on interest bearing liabilities declined 31 basis points to 0.97%. In addition, the interest rate spread declined four basis points to 3.00%, reflecting a higher volume of earning assets on the Company’s balance sheet.

For the nine months ended September 30, 2013, the tax-equivalent net interest margin amounted to 3.13%, compared with 3.22% for the same period in 2012, representing a decline of nine basis points. The decline in the net interest margin was largely attributed to the volume of interest earning assets added to the Company’s balance sheet, as the interest rate spread declined five basis points to 3.01%. The decline in the net interest margin was also attributed to earning asset yields, which declined faster and to a greater extent than the Bank’s interest bearing liabilities. Specifically, the yield on earning assets declined 35 basis points to 4.06% while the rate paid on interest bearing liabilities declined 30 basis points to 1.05%.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2013			2012				2011
Quarter:	3	2	1	4	3	2	1	4
Interest Earning Assets:
Loans (1,3)	4.39%	4.55%	4.59%	4.71%	4.72%	4.64%	4.82%	4.88%
Securities (2,3)	3.33%	3.25%	3.45%	3.72%	3.72%	3.96%	4.22%	4.29%
Federal Home Loan Bank stock	0.39%	0.27%	0.49%	0.50%	0.49%	0.49%	0.50%	0.30%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	3.97%	4.06%	4.16%	4.32%	4.32%	4.35%	4.56%	4.61%

Interest Bearing Liabilities:
Deposits	0.82%	0.86%	0.96%	1.05%	1.07%	1.13%	1.18%	1.25%
Borrowings	1.27%	1.50%	1.46%	1.63%	1.72%	1.69%	1.91%	2.38%
Total Interest Bearing Liabilities	0.97%	1.06%	1.14%	1.24%	1.28%	1.33%	1.43%	1.58%

Rate Spread	3.00%	3.00%	3.02%	3.08%	3.04%	3.02%	3.13%	3.03%

Net Interest Margin (3)	3.12%	3.12%	3.15%	3.23%	3.20%	3.17%	3.30%	3.23%

Net Interest Margin without Tax Equivalent Adjustments	2.98%	2.99%	3.02%	3.08%	3.06%	3.04%	3.17%	3.11%

(1)   For purposes of these computations, non-accrual loans are included in average loans.

(2)   For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)   For purposes of these computations, interest income, net interest income and net interest margin are reported on a tax equivalent basis.

For the three and nine months ended September 30, 2013, the weighted average yield on average earning assets amounted to 3.97% and 4.06%, respectively, compared with 4.32% and 4.41% for the same periods in 2012, both representing declines of 35 basis points. These declines largely resulted from the replacement of accelerated cash flows from the Bank’s mortgage-backed securities portfolio along with the purchase of additional securities during a period of historically low interest rates. The declines were also attributed to the origination and competitive re-pricing of certain commercial loans, as well as elevated levels of residential mortgage loan refinancing activity during a period of historically low interest rates.

For the three and nine months ended September 30, 2013, the weighted average cost of interest bearing liabilities amounted to 0.97% and 1.05%, respectively, compared with 1.28% and 1.35% for the same periods in 2012, representing declines of 31 and 30 basis points. These declines principally reflected the ongoing re-pricing of maturing time deposits and borrowings, combined with the lowering of interest rates on certain of the Bank’s core deposit products.

Interest and Dividend Income:  For the three months ended September 30, 2013, total interest and dividend income on a tax-equivalent basis amounted to $13,310, compared with $13,283 in the third quarter of 2012, representing an increase of $27, or 0.2%. The increase in interest and dividend income was attributed to average earning asset growth of $106,406, or 8.7%, the impact of which was almost entirely offset by a 35 basis point decline in the weighted average earning asset yield to 3.97%.

For the three months ended September 30, 2013, total tax-equivalent interest income from the securities portfolio amounted to $3,828, representing an increase of $31, or 0.8%, compared with the third quarter of 2012. The increase in interest income from securities was attributed to a $49,684 or 12.2% increase in total average securities, the impact of which was almost entirely offset by a 39 basis point decline in the weighted average securities portfolio yield to 3.33%, compared with the third quarter of 2012. The decline in the weighted average securities yield was largely attributed to the ongoing replacement of accelerated mortgage-backed securities cash flows in a historically low interest rate environment combined with incremental securities purchases at low prevailing market yields. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity driven by historically low interest rates, a variety of government stimulus programs, quantitative easing efforts by the Federal Reserve, as well as continuing credit defaults.

For the three months ended September 30, 2013, total tax-equivalent interest income from the loan portfolio amounted to $9,464, unchanged from the third quarter of 2012. While the average loan portfolio increased $56,290 or 7.1%, the impact of this increase was entirely offset by a 33 basis point decline in the weighted average loan portfolio yield to 4.39%, compared with the third quarter of 2012. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as elevated levels of residential mortgage loan refinancing activity during a period of historically low interest rates.

For the nine months ended September 30, 2013, total tax-equivalent interest and dividend income amounted to $38,967, compared with $39,032 for the same period in 2012, representing a decline of $65, or 0.2%. While total average earning assets increased $100,244 or 8.5%, the impact of this increase was entirely offset by a 35 basis point decline in the weighted average earning asset yield to 4.06%, compared with the same period in 2012.

For the nine months ended September 30, 2013, total tax-equivalent interest income from the securities portfolio amounted to $10,747, representing a decline of $955, or 8.2%, compared with the same period in 2012. The decline in interest income from securities was principally attributed to a 62 basis point decline in the weighted average securities portfolio yield to 3.34%, partially offset by average securities portfolio growth of $35,443, or 9.0%. As more fully discussed above, the decline in the weighted average securities yield was largely attributed to the ongoing replacement of accelerated portfolio cash flows in a historically low interest rate environment, combined with incremental securities purchases at low prevailing market yields.

For the nine months ended September 30, 2013, total tax-equivalent interest income from the loan portfolio amounted to $28,168, representing an increase of $901 or 3.3% compared with the same period in 2012. The increase in interest income from the loan portfolio was principally attributed to average loan portfolio growth of $63,756 or 8.3%, as the weighted average yield declined 21 basis points to 4.51%, compared with the same period in 2012. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as an elevated level of residential mortgage loan refinancing activity during a period of historically low interest rates.

Interest Expense: For the three months ended September 30, 2013, total interest expense amounted to $2,865, compared with $3,462 in the third quarter of 2012, representing a decline of $597, or 17.2%. The decline in interest expense was principally attributed to a 31 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was largely offset by an $97,673 or 9.1% increase in total average interest bearing liabilities, compared with the third quarter of 2012.

The decline in the third quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2012 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the three months ended September 30, 2013, the total weighted average cost of interest bearing liabilities amounted to 0.97%, compared with 1.28% for the same quarter in 2012, representing a decline of 31 basis points. The weighted average cost of interest bearing deposits declined 25 basis points to 0.82%, compared with the third quarter of 2012, while the weighted average cost of borrowed funds declined 45 basis points to 1.27%.

For the nine months ended September 30, 2013, total interest expense amounted to $8,932, compared with $10,497 for the same period in 2012, representing a decline of $1,565, or 14.9%. The decline in interest expense was principally attributed to a 30 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was partially offset by a $91,721 or 8.8% increase in total average interest bearing liabilities, compared with the nine months ended September 30, 2012.

The decline in the weighted average cost of interest bearing liabilities for the nine months ended September 30, 2013 compared with the same period in 2012 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the nine months ended September 30, 2013, the total weighted average cost of interest bearing liabilities amounted to 1.05%, compared with 1.35% for the same period in 2012, representing a decline of 30 basis points. The weighted average cost of interest bearing deposits declined 25 basis points to 0.88%, while the weighted average cost of borrowed funds declined 36 basis points to 1.41%.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 661	$ (661)	$ ---
Securities (2,3)	461	(430)	31
Federal Home Loan Bank stock	1	(5)	(4)
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---

TOTAL EARNING ASSETS	$1,123	$(1,096)	$ 27

Interest bearing deposits	165	(480)	(315)
Borrowings	159	(441)	(282)
TOTAL INTEREST BEARING LIABILITIES	$ 324	$ (921)	$(597)

NET CHANGE IN NET INTEREST INCOME	$ 799	$ (175)	$ 624

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, interest income is reported on a tax equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$2,253	$(1,352)	$ 901
Securities (2,3)	1,053	(2,008)	(955)
Federal Home Loan Bank stock	4	(15)	(11)
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---

TOTAL EARNING ASSETS	$3,310	$(3,375)	$ (65)

Interest bearing deposits	605	(1,403)	(798)
Borrowings	266	(1,033)	(767)
TOTAL INTEREST BEARING LIABILITIES	$ 871	$(2,436)	$(1,565)

NET CHANGE IN NET INTEREST INCOME	$2,439	$ (939)	$ 1,500

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

The credit quality of the Bank’s loan portfolio continued to improve during the three and nine months ended September 30, 2013. This improvement was highlighted by a $2,094 or 21.2% decline in non-performing loans, with the level of other delinquent and potential problem loans remaining relatively stable compared with December 31, 2012. During the nine months ended September 30, 2013, the Bank experienced a relatively low level of loan loss experience, with total net loan charge-offs amounting to $645, or annualized net charge-offs to average loans outstanding of 0.10%, compared with $1,470 and 0.25% during the first nine months of 2012, respectively.

For the three and nine months ended September 30, 2013, the Bank recorded provisions of $170 and $928, compared with $427 and $1,302 for the same periods in 2012, representing declines of $257 and $374, or 60.2% and 28.7%, respectively. The provisions recorded for the three and nine months ended September 30, 2013, were largely driven by the Bank’s charge-off experience and loan portfolio growth, as the overall credit quality of the loan portfolio remained relatively stable.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three and nine months ended September 30, 2013, total non-interest income amounted to $1,925 and $5,749, compared with $2,298 and $5,972 for the same periods in 2012, representing declines of $373 and $223, or 16.2% and 3.7%, respectively.

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

For the three and nine months ended September 30, 2013, trust and other financial service fees amounted to $900 and $2,657, compared with $850 and $2,468 for the same periods in 2012, representing increases of $50 and $189, or 5.9% and 7.7%, respectively. Reflecting new client relationships and some stability in the equity markets, quarter-end assets under management stood at $380,380, up from $355,461 at year-end 2012, and representing an increase of $22,179 or 6.2% compared with September 30, 2012.

Service Charges on Deposit Accounts: For the three months ended September 30, 2013, income from service charges on deposit accounts amounted to $346, compared with $351 for the same quarter in 2012, representing a decline of $5, or 1.4%. For the nine months ended September 30, 2013, income from service charges on deposit accounts amounted to $962, compared with $887 for the same period in 2012, representing an increase of $75, or 8.5%. The year-to-date increase in service charges on deposits were principally attributed to the addition of three new branches in the third quarter of 2012 as well as customer overdraft fee increases instituted in the third quarter of 2012.

Credit and Debit Card Service Charges and Fees: For the three and nine months ended September 30, 2013, income generated from credit and debit card service charges and fees amounted to $440 and $1,172, compared with $419 and $1,075 for the same periods in 2012, representing increases of $21 and $97, or 5.0% and 9.0%, respectively. These increases were largely attributed to continued growth of the Bank’s retail deposit base, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three and nine months ended September 30, 2013, total net securities gains amounted to $138 and $659, compared with $597 and $1,834 for the same periods in 2012, representing declines of $459 and $1,175, or 76.9% and 64.1%, respectively. The net realized securities gains recorded during the first nine months of 2013 were comprised of realized gains of $667, offset by realized losses of $8. The net realized securities gains recorded during the same period in 2012 were comprised of realized gains of $1,857, offset by realized losses of $23.

Net Other-than-temporary Impairment Losses Recognized in Earnings: For the three and nine months ended September 30, 2013, net OTTI losses recognized in earnings amounted to $73 and $188 , compared with $101 and $781 for the same periods in 2012, representing declines of $28 and $593, or 27.7% and 75.9%, respectively.

During the nine months ended September 30, 2013, the Company determined that three private label mortgage-backed securities were other-than-temporarily impaired (“OTTI”), because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. The credit losses principally reflected an increase in the loss severity and constant default rate estimates of the underlying residential mortgage loan collateral, resulting from depressed real estate values and still depressed economic conditions overall. The OTTI losses represented management’s best estimate of additional credit losses on the residential mortgage loan collateral underlying these securities. The credit loss was previously recorded, net of taxes, in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

Further information regarding impaired securities, other-than-temporarily impaired securities, and evaluation of securities for impairment is incorporated by reference to Notes 2 and 5 of the unaudited consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Non-interest Expense

For the three and nine months ended September 30, 2013, total non-interest expense amounted to $6,835 and $19,737, compared with $6,559 and $18,524 for the same periods in 2012, representing increases of $276 and $1,213, or 4.2% and 6.6%, respectively.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three and nine months ended September 30, 2013, total salaries and employee benefits expense amounted to $4,025 and $11,328, compared with $3,670 and $10,161 for the same periods in 2012, representing increases of $355 and $1,167, or 9.7% and 11.5%, respectively.

The increases in salaries and employee benefits were attributed to a variety of factors including normal increases in base salaries, higher levels of employee incentive compensation, as well as changes in staffing levels and mix. The increases in salaries and employee benefits also reflected the Bank’s previously reported acquisition of three Border Trust branch offices in the third quarter of 2012. Year-to-date salaries and employee benefits also included expenses related to certain equity awards to members of the Company’s Board of Directors and the newly-appointed President and CEO of the Company.

Occupancy Expense: For the three and nine months ended September 30, 2013, total occupancy expense amounted to $482 and $1,459, compared with $408 and $1,183 for the same periods in 2012, representing increases of $74 and $276, or 18.1% and 23.3%, respectfully. These increases were largely attributed to the three new branch office locations acquired in connection with the Border Trust transaction (two of which are leased properties), which was consummated in the third quarter of 2012. The increases in occupancy expense were also attributed to the Bank’s substantial reconfiguration of its Ellsworth campus, including the replacement of its Ellsworth retail banking office, which was put in service in the third quarter of 2012.

Other Operating Expenses: For the three and nine months ended September 30, 2013, total other operating expenses amounted to $1,549 and $4,661, compared with $1,758 and $5,003 for the same periods in 2012, representing declines of $209 and $342, or 11.9% and 6.8%, respectively. These declines were principally attributed to lower levels of loan collection expenses, as well as certain non-recurring branch acquisition expenses in connection with the Border Trust transaction recorded in during the first nine months of 2012.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses by the sum of tax-equivalent net interest income and non-interest income other than net securities gains, other-than-temporary impairments, and other significant non-recurring expenses, including the non-recurring expenses related to the Border Trust transaction. For the three and nine months ended September 30, 2013, the Company’s efficiency ratios amounted to 55.4% and 55.7%, compared with 50.7% and 52.7% for the same periods in 2012.

Income Taxes

For the three and nine months ended September 30, 2013, total income taxes amounted to $1,356 and $3,906, compared with $1,358 and $3,894 for the same periods in 2012.

The Company's effective tax rates for the three and nine months ended September 30, 2013, amounted to 27.7% and 28.3%, compared with 28.7% and 28.8% for the same periods in 2012. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.  Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at September 30, 2013, represented 61.3% and 33.5%, respectively, of total assets, compared with 62.6% and 32.1%, respectively, at December 31, 2012.

At September 30, 2013, the Company’s total assets amounted to $1,379,270, compared with $1,302,935 at December 31, 2012, representing an increase of $76,335, or 5.9%.

Securities

The securities portfolio is comprised of mortgage-backed securities (“MBS”) issued by U.S. Government agencies, U.S. Government sponsored enterprises, and other non-agency, private label issuers.  The portfolio also includes tax-exempt obligations of state and political subdivisions, and debt obligations of other U.S. Government sponsored enterprises.

Management considers securities as a relatively attractive means to effectively leverage the Bank’s strong capital position, as securities are typically assigned a significantly lower risk weighting compared with the Bank’s other earning assets for the purpose of calculating the Bank’s and the Company’s risk-based capital ratios. The overall objectives of the Company’s strategy for the securities portfolio include maintaining appropriate liquidity reserves, diversifying earning assets, managing interest rate risk, leveraging the Company’s strong capital position, and generating acceptable levels of net interest income.

Securities available for sale represented 100% of total securities at September 30, 2013, and December 31, 2012. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At September 30, 2013, total net unrealized securities losses amounted to $5,228, or 1.1% of the amortized cost of the total securities portfolio, compared with net unrealized gains of $12,271 at December 31, 2012. The unrealized losses were attributed to market interest rates and wider pricing spreads, which increased significantly beginning in the second quarter of 2013. The yield on the 10-year U.S. Treasury Note reached a year-to-date low of 1.61% on May 1, 2013 and then increased steadily by over a full percentage point, ending the third quarter at 2.61%.

Total Securities: At September 30, 2013, total securities amounted to $462,356, compared with $418,040 at December 31, 2012, representing an increase of $44,316, or 10.6%. The entire increase in securities occurred during the third quarter as market yields climbed to multi-year highs. The securities purchased during the nine months ended September 30, 2013 consisted of MBS issued and guaranteed by U.S. Government agencies and sponsored-enterprises, and to a lesser extent, obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of September 30, 2013, and December 31, 2012:

September 30, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$278,954	$ 5,424	$ 5,638	$278,740
US Government agency	86,906	1,227	1,323	86,810
Private label	5,918	854	70	6,702
Obligations of states and political subdivisions thereof	95,806	1,215	6,917	90,104
Total	$467,584	$ 8,720	$13,948	$462,356

December 31, 2012 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$238,974	$ 7,913	$ 1,064	$245,823
US Government agency	82,397	2,080	216	84,261
Private label	8,063	571	521	8,113
Obligations of states and political subdivisions thereof	76,335	4,040	532	79,843
Total	$405,769	$14,604	$ 2,333	$418,040

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at September 30, 2013, amounted to an excess of $13,948, or 3.0% of the amortized cost of the total securities portfolio. At December 31, 2012 this amount represented an excess of $2,333, or 0.6% of the total securities portfolio. As of September 30, 2013, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $2,897, compared with $744 at December 31, 2012.

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

Loans

Total Loans: At September 30, 2013, total loans stood at $845,933, compared with $815,004 at December 31, 2012, representing an increase of $30,929, or 3.8%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Kennebec, and Sagadahoc, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	September 30, 2013	December 31, 2012

Commercial real estate mortgages	$329,973	$324,493
Commercial and industrial	75,104	59,373
Commercial construction and land development	16,624	22,120
Agricultural and other loans to farmers	27,783	24,922
Total commercial loans	449,484	430,908

Residential real estate mortgages	316,395	297,103
Home equity loans	49,588	53,303
Other consumer loans	15,479	19,001
Total consumer loans	381,462	369,407

Tax exempt loans	15,263	15,244

Net deferred loan costs and fees	(276)	(555)
Total loans	845,933	815,004
Allowance for loan losses	(8,380)	(8,097)
Total loans net of allowance for loan losses	$837,553	$806,907

Commercial Loans: At September 30, 2013, total commercial loans amounted to $449,484, compared with $430,908 at December 31, 2012, representing an increase of $18,576, or 4.3%.

Commercial loan growth has generally been challenged by a still-recovering economy, continuing economic uncertainty, diminished demand, and strong competition for quality loans. Bank management attributes the continued growth in commercial loans to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a local economy that has fared better than the nation as a whole.

Consumer Loans: At September 30, 2013, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $381,462, compared with $369,407 at December 31, 2012, representing an increase of $12,055, or 3.3%.  This increase was largely attributed to the purchase of a New England based portfolio of residential loans during the second quarter. Loans originated and closed by the Bank during the first nine months of 2013 were largely offset by accelerated loan re-financings and principal pay-downs from the existing residential real estate loan portfolio, as borrowers continued to take advantage of historically low interest rates.

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

As a result of management’s ongoing review of the loan portfolio, loans are placed on non-accrual status, either due to the delinquent status of principal and/or interest, or a judgment by management that, although payments of principal and or interest are current, such action is prudent because collection in full of all outstanding principal and interest is in doubt. Loans are generally placed on non-accrual status when principal and or interest is 90 days overdue, or sooner, if judged appropriate by management.  Consumer loans are generally charged-off when principal and/or interest payments are 120 days overdue, or sooner, if judged appropriate by management.

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	September 30, 2013	December 31, 2012

Commercial real estate mortgages	$1,317	$1,888
Commercial and industrial loans	553	818
Commercial construction and land development	1,845	2,359
Agricultural and other loans to farmers	67	664
Total commercial loans	3,782	5,729

Residential real estate mortgages	3,072	3,017
Home equity loans	863	814
Other consumer loans	54	72
Total consumer loans	3,989	3,903

Total non-accrual loans	7,771	9,632
Accruing loans contractually past due 90 days or more	2	235
Total non-performing loans	$7,773	$9,867

Allowance for loan losses to non-performing loans	107.8%	82.1%
Non-performing loans to total loans	0.92%	1.21%
Allowance to total loans	0.99%	0.99%

At September 30, 2013, total non-performing loans amounted to $7,773, compared with $9,867 at December 31, 2012, representing a decline of $2,094, or 21.2%. As more fully discussed below, one commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $1,845, or 23.7% of total non-performing loans.

Non-performing commercial real estate mortgages totaled to $1,317 at September 30, 2013, down from $1,888 at December 31, 2012. At September 30, 2013, non-performing commercial real estate mortgages were represented by eleven business relationships, with outstanding balances ranging from $23 to $235.

Non-performing commercial and industrial loans totaled $553 at September 30, 2013, down from $818 at December 31, 2012.  At September 30, 2013, non-performing commercial and industrial loans were represented by nine business relationships, with outstanding balances ranging from $6 to $154.

Non-performing commercial construction and land development loans totaled $1,845 at September 30, 2013, down from $2,359 at December 31, 2012. At September 30, 2013, non-performing commercial construction and land development loans were entirely represented by a commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the existing housing units. This loan is impaired and was put on non-accrual status in late 2010. To date, the Bank has charged-off $2,014 of the original outstanding balance of this collateral dependent impaired loan. These charge-offs were based on current appraisals and revised prospects for future cash flows. This loan is recorded at fair value in the Company’s financial statements.

Non-performing residential real estate mortgages totaled $3,072 at September 30, 2013, up from $3,017 at December 31, 2012. At September 30, 2013, non-performing residential real estate loans were represented by thirty-three, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $10 to $380.

Non-performing home equity loans totaled $863 at September 30, 2013, up from $814 at December 31, 2012. At September 30, 2013, non-performing home equity loans were represented by eight relationships with outstanding balances ranging from $6 to $390.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at September 30, 2013, Bank management is cognizant of the still-recovering real estate market, elevated unemployment rates and soft economic conditions overall. Bank management believes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio returns to pre-recession levels and shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $6,021 and $3,529 at September 30, 2013 and December 31, 2012, or 0.71% and 0.43% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At September 30, 2013, the Bank identified twenty-six commercial relationships totaling $9,849 as potential problem loans, or 1.16% of total loans. At December 31, 2012, the Bank identified thirty-three commercial relationships totaling $10,297 as potential problem loans, or 1.26% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

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

As of September 30, 2013, the Bank had seven real estate secured loans, four commercial and industrial loans, and one consumer loan, to nine relationships totaling $1,329 that were classified as TDRs.  At September 30, 2013, six of these TDRs totaling $348 were classified as non-accrual, and none were past due 30 days or more and still accruing.

As of December 31, 2012, the Bank had four real estate secured and three commercial and industrial loans to four relationships totaling $934 that were classified as TDR’s, of which three TDRs totaling $114 were past due or classified as non-performing.

Allowance for Loan Losses: At September 30, 2013, the allowance for loan losses (the “allowance”) stood at $8,380, compared with $8,097 at December 31, 2012, representing an increase of $283, or 3.5%. The moderate increase in the allowance from December 31, 2012 largely reflected an overall improvement in the Bank’s credit quality metrics and charge-off experience, partially offset by loan growth. As of September 30, 2013, total non-performing loans to total loans stood at 0.92%, down from 1.21% at December 31, 2012. At September 30, 2013, the allowance expressed as a percentage of non-performing loans stood at 107.8%, up from 82.1% at December 31, 2012.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $1,845 as of September 30, 2013, compared with $3,149 as of December 31, 2012.  The related allowances for loan losses on these loans amounted to $20 as of September 30, 2013, compared with $120 as of December 31, 2012.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the nine-month periods ended September 30, 2013, and 2012.

ALLOWANCE FOR LOAN LOSSES

NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

	2013	2012

Balance at beginning of period	$8,097	$8,221
Charge offs:
Commercial real estate mortgages	$ 139	$ 252
Commercial and industrial	186	42
Commercial construction and land development	---	300
Agricultural and other loans to farmers	81	148
Residential real estate mortgages	319	514
Other consumer loans	80	263
Home equity loans	34	92
Tax exempt loans	---	---
Total charge-offs	839	1,611

Recoveries:
Commercial real estate mortgages	$ 105	$ 9
Commercial and industrial loans	22	9
Commercial construction and land development	---	---
Agricultural and other loans to farmers	25	81
Residential real estate mortgages	6	14
Other consumer loans	17	28
Home equity loans	19	---
Tax exempt loans	---	---
Total recoveries	194	141

Net charge-offs	645	1,470
Provision charged to operations	928	1,302

Balance at end of period	$8,380	$8,053

For the nine months ended September 30, 2013, total net loan charge-offs amounted to $645, or annualized net charge-offs to average loans outstanding of 0.10%, down from $1,470 and 0.25%, during the first nine months of 2012.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the nine months ended September 30, 2013.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at September 30, 2013 is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At September 30, 2013, the Bank’s OREO amounted to $1,782, compared with $2,780 as of December 31, 2012, representing a decline of $998, or 35.9%.  Six residential and six commercial properties comprised the September 30, 2013 balance of OREO.

During the nine months ended September 30, 2013, three properties were added to OREO.  There were three properties written-down for an aggregate total of $187 in write-downs, and there were four sales of OREO properties, one of which was sold at a gain of $53, and three were sold at an aggregate loss of $30.

Deposits

Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter through late spring and higher deposits in summer and autumn. These seasonal swings have been fairly predictable and have not had a materially adverse impact on the Bank.  Seasonal swings in deposits have been typically absorbed by the Bank’s strong liquidity position, including borrowing capacity from the FHLB of Boston, brokered certificates of deposit obtained from the national market and cash flows from the securities portfolio.

At September 30, 2013, total deposits stood at $884,596, compared with $795,765 at December 31, 2012, representing an increase of $88,831, or 11.2%.  Demand deposits and NOW accounts experienced a combined seasonal increase of $25,583, or 13.1%, compared with December 31, 2012, while savings and money market accounts were up $47,179, or 20.5%. The increase in savings and money market accounts included $33,617 of reciprocal money market deposits obtained from the national market, which were utilized to reduce brokered certificates of deposit obtained from the national market. The Bank’s time deposits were up $16,070, or 4.3% compared with December 31, 2012.

Borrowed Funds

Borrowed funds principally consist of advances from the FHLB of Boston (the “FHLB”) and, to a lesser extent, securities sold under agreements to repurchase and Fed funds purchased. Advances from the FHLB are secured by stock in the FHLB, investment securities, blanket liens on qualifying mortgage loans and home equity loans, and certain commercial real estate loans.

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

At September 30, 2013, total borrowings amounted to $364,014, compared with $371,567 at December 31, 2012, representing a decline of $7,553, or 2.0%. The decline in total borrowings principally reflected seasonal increases in retail deposits that were partially utilized to pay down borrowings.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at September 30, 2013, the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of September 30, 2013, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At September 30, 2013, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 16.44%, 14.80% and 8.91%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at September 30, 2013, and December 31, 2012, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
September 30, 2013
Total Capital
(To Risk-Weighted Assets)
Consolidated	$135,210	16.44%	$65,778	8.0%	N/A
Bank	$136,106	16.57%	$65,717	8.0%	$82,146	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$121,723	14.80%	$32,889	4.0%	N/A
Bank	$122,619	14.93%	$32,859	4.0%	$49,288	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$121,723	8.91%	$54,673	4.0%	N/A
Bank	$122,619	8.98%	$54,637	4.0%	$68,297	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
December 31, 2012
Total Capital
(To Risk-Weighted Assets)
Consolidated	$127,857	15.78%	$64,812	8.0%	N/A
Bank	$128,791	15.92%	$64,718	8.0%	$80,897	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$114,667	14.15%	$32,406	4.0%	N/A
Bank	$115,601	14.29%	$32,359	4.0%	$48,538	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$114,667	8.87%	$51,730	4.0%	N/A
Bank	$115,601	8.94%	$51,701	4.0%	$64,626	5.0%

Shareholders’ Equity: Total shareholders equity ended the third quarter at $123,403, down from $128,046 at December 31, 2012. Likewise, the Company’s book value per share of common stock ended the quarter at $31.34, down from $32.66 at December 31, 2012. The decline in shareholder’s equity was attributed to an $11,629 decline in accumulated other comprehensive income. This decline was principally the result of a reduction in unrealized gains in the Bank’s investment securities portfolio, which declined from a tax effective unrealized gain of $8,098 at December 31, 2012 to a tax effected unrealized loss of $3,450 at September 30, 2013. The net unrealized losses at September 30, 2013 were attributed to a significant increase in interest rates and pricing spreads during the nine months ended September 30, 2013, which negatively impacted the fair value of the Bank’s fixed income securities portfolio.

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

The Company paid a regular cash dividend of $0.315 per share of common stock in the third quarter of 2013, representing an increase of $0.02 or 6.8% compared with the dividend paid for the same quarter in 2012. The Company’s Board of Directors recently declared a fourth quarter 2013 regular cash dividend of $0.32 per share of common stock, representing an increase of $0.02, or 6.7% compared with the fourth quarter of 2012. This represented the tenth consecutive quarter where the Company increased its quarterly cash divided to shareholders.

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

As of September 30, 2013, the Company had repurchased 104,952 shares of stock under this plan, at a total cost of $2,937 and an average price of $27.98 per share. During the three and nine months ended September 30, 2013, 700 shares were repurchased under the plan.  The Company records repurchased shares as treasury stock.

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

At September 30, 2013, commitments under existing standby letters of credit totaled $378, compared with $307 at December 31, 2012. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table details the notional or contractual amount for financial instruments with off-balance sheet risk as of September 30, 2013, and December 31, 2012:

	September 30, 2013	December 31, 2012

Commitments to originate loans	$ 26,058	$ 20,843
Unused lines of credit	95,946	106,773
Un-advanced portions of construction loans	16,818	22,047
Total	$138,822	$149,663

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets over the 30 day horizon.  At September 30, 2013, liquidity, as measured by the basic surplus/deficit model, was 10.2% over the 30-day horizon and 9.4% over the 90-day horizon.

At September 30, 2013, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $193 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At September 30, 2013, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $170,935, or 12.4% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2013, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% to 0.25% and the two-year U.S. Treasury note of 0.32% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

September 30, 2013

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$(425)	$(797)
Net interest income (%)	-0.99%	-1.88%
Year 2
Net interest income ($)	$(117)	$ (74)
Net interest income (%)	-0.27%	-0.17%

As more fully discussed below, the September 30, 2013, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one and two-year horizons.

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

Interest rates plummeted during 2008 and have remained historically low ever since, as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Management believes the most significant ongoing factor affecting market risk exposure and the impact on net interest income continues to be the slow and extended recovery from the severe nationwide recession and the U.S. Government’s extraordinary responses, including a variety of government stimulus programs and quantitative easing strategies. Recent actions by the Federal Reserve have posed a further threat to net interest income, given its determination to maintain short-term interest rates at historically low levels for an extended period of time. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(b) The following table sets forth the Company’s repurchases of its common stock under the Company’s stock repurchase plan for the three months ended September 30, 2013.

	(a)	(b)	(c )	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2013	---	$ ---	---	195,748
August 1-31, 2013	700	$ 34.56	700	195,048
September 1-30, 2013	---	$ ---	---	195,048

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

The exhibits required to be furnished as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index hereto and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAR HARBOR BANKSHARES (Registrant)

/s/Curtis C. Simard

Date: November 8, 2013	Curtis C. Simard
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: November 8, 2013	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1

Change in Control, Confidentiality and Noncompetition Agreement and the Company and Senior Vice President, Marcia T. Bender (incorporated herein by reference to Form 8-K, Item 1.01, Exhibit 10.1, filed with the Commission on July 30, 2013).

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

101*

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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