Form 10-K
period 2013-12-31
BAR HARBOR BANKSHARES
filed 2014-03-13
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 001-13349

BAR HARBOR BANKSHARES

(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification No.)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

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

The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $139,069,826 based on the closing sale price of the common stock on the NYSE MKT on June 28, 2013, the last trading day of the registrant’s most recently completed second quarter.

Number of shares of Common Stock par value $2.00 outstanding as of March 3, 2014:  3,940,790

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2014 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	6

	Organization	6
	Bar Harbor Bank & Trust	6
	Bar Harbor Trust Services	8
	Competition	8
	Management and Employees	9
	Supervision and Regulation	9
	Monetary Policy and Economic Environment	13
	Financial Information About Industry Segments	14
	Availability of Information – Company Website	14

ITEM 1A	RISK FACTORS	14

ITEM 1B	UNRESOLVED STAFF COMMENTS	21

ITEM 2	PROPERTIES	21

ITEM 3	LEGAL PROCEEDINGS	22

ITEM 4	MINE SAFETY DISCLOSURES	22

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	23

	Market Information	23
	Dividends	24
	Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities	24
	Purchase of Equity Securities by the Issuer and Affiliated Purchasers	24
	Stock Based Compensation Plans	25
	Transfer Agent Services	25

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	25

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

	Executive Overview	27
	Application of Critical Accounting Policies	29
	Financial Condition	32
	Results of Operations	54

PART I

ITEM 1. BUSINESS

Organization

Bar Harbor Bankshares (the “Company”) (“BHB”) was incorporated under the laws of the state of Maine on January 19, 1984. At December 31, 2013, the Company had total consolidated assets of $1.37 billion and total shareholders’ equity of $121.4 million.

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

The Bank has fifteen (15) branch offices located throughout downeast, midcoast and central Maine, including its principal office located at 82 Main Street, Bar Harbor. The Bank’s branch offices are located in Hancock, Washington, Knox, Kennebec and Sagadahoc Counties, representing the Bank’s principal market areas. The Hancock County offices, in addition to Bar Harbor, are located in Blue Hill, Deer Isle, Ellsworth, Northeast Harbor, Somesville, Southwest Harbor, and Winter Harbor. The Washington County offices are located in Milbridge, Machias, and Lubec. The Knox, Kennebec and Sagadahoc County offices are located in Rockland, Augusta, South China, and Topsham. The Bank delivers its operations and technology support services from its operations center located in Ellsworth, Maine.

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

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a material adverse effect on its business. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have historically not had a material adverse impact on the Bank or its liquidity position. Approximately 91.4% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on all of the deposit account products it offers and does not anticipate any material loss of these deposits.

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

Electronic Banking Services: The Bank continues to offer free Internet banking services, including free check images and electronic bill payment, through its dedicated website at www.bhbt.com. Additionally, the Bank offers telephone banking, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Customers can also monitor their accounts with free mobile banking access via text messaging, browser or “Apps”, and they can receive alerts, view accounts, transfer funds and pay bills. The Bank also offers Popmoney®, an innovative personal payment service that eliminates the need for checks and cash by allowing customers to send and receive money as easily as they send and receive e-mail and text messages.

Automated Teller Machines (ATMs) are located at each of the Bank’s fifteen (15) branch locations. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to approximately 175 ATMs throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

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

Bar Harbor Trust Services

Trust Services is a Maine chartered non-depository trust company and a wholly-owned subsidiary of the Bank. Trust Services provides a comprehensive array of trust and investment management services to individuals, businesses, not-for-profit organizations, and municipalities.

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

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2013, Trust Services served 751 client accounts, with assets under management and assets held in custody amounting to $387.6 million and $33.9 million, respectively.

Competition

The Company competes principally in downeast, midcoast and central Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be Hancock, Knox, Washington, Kennebec and Sagadahoc counties, each in the state of Maine. According to the 2012 Census Bureau Report estimate, the population of these five counties was 54,558, 39,668, 32,462, 121,853 and 35,191, respectively, representing a combined population of approximately 283,732. The economies in these counties are based primarily on tourism, healthcare, fishing and lobstering, agriculture, state government, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

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

Management and Employees

The Company has two principal executive officers: Curtis C. Simard, President and Chief Executive Officer, and Gerald Shencavitz, Executive Vice President, Chief Financial Officer and Treasurer.

As of December 31, 2013, the Bank employed 170 full-time equivalent employees, Trust Services employed 12 full-time equivalent employees, and the Company employed 3 full-time employees, representing a full-time equivalent complement of 185 employees of the Company. None of the employees are represented by collective bargaining agreements.

The Company’s management believes employee relations to be good.

Supervision and Regulation

Banking is a complex, highly regulated industry. Consequently, our performance can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the extensive regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the FDIC, the Maine Bureau of Financial Institutions, the Consumer Financial Protection Bureau, the Internal Revenue Service, and state taxing authorities. The effect of these statutes, regulations, and policies and any changes to any of them can be significant and cannot be predicted. Any change in applicable laws, regulations, or regulatory policies may have material effect on our business, operations, and prospects. We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls, or new federal or state legislation may have on our business and earnings in the future.

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

The following is an overview of some of the materially relevant laws, rules, and regulations governing banks and bank holding companies and significant developments since the beginning of our 2013 fiscal year, but does not purport to be a complete summary of all applicable laws, rules, and regulations governing banks and bank holding companies or developments within them. The descriptions are qualified in their entirety by reference to the specific statutes, regulations, and policies discussed.

Overview

•

Banking organizations are generally restricted to engaging only in deposit-taking and lending and other activities considered closely related to banking. As a registered bank holding company, the Company is subject to the regulation and supervision of the FRB under the BHC Act. Bank holding companies are required to file periodic reports with and are subject to periodic examination by the FRB. Under the Dodd-Frank Act, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity.

•

The Bank is supervised and regularly examined by state and/or federal bank regulatory agencies.  As a Maine chartered financial institution, the Bank is subject to federal regulation and supervision by the FDIC and to state regulation and supervision by the Maine Bureau of Financial Institutions (“BFI”). The Bank’s deposit accounts are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. The Bank is not a member of the Federal Reserve System.

•

Many banks remain subject to formal or informal enforcement orders primarily resulting from the nonperformance of loans made before the recent recession. Neither the Company nor Bank was subject to any such orders during 2013.

•

Banks, including our Bank, pay FDIC insurance assessments which are intended to cover the costs of the failure of other insured banks.

•

Banks, including our Bank, are subject to many risks, including credit, liquidity, interest rate, and reputation risk. See Item 1A in this Report below for further information regarding Risk Factors applicable to the financial services industry and us.

•

Bank expansion and acquisitions generally require regulatory approval or nonobjection.

•

Banks, including our Bank, are subject to consumer compliance, customer privacy protection, and anti-money laundering legislation and regulations.

•

Banks are subject to capital and allowance for loan loss requirements, loan limits, restrictions on dividends and affiliate transactions, operations and deposit regulations, and reserve requirements.

•

As a public company whose common stock is listed on the NYSE MKT, we are subject to corporate governance requirements SEC and NYSE MKT, as well as federal and state law. Under the Sarbanes-Oxley Act, we are required to meet certain requirements regarding business dealings with members of our Board of Directors, the structure of our Audit Committee and ethical standards for our senior financial officers. Under SEC and NYSE MKT rules, we are required to comply with other standards of corporate governance, including having a majority of independent directors serve on our Board of Directors, and the establishment of independent audit, compensation and corporate governance committees.

•

The Dodd-Frank Act included a number of provisions imposing governance standards, including those regarding “Say-on-Pay” votes for shareholders, incentive compensation clawbacks, compensation committee independence and disclosure concerning executive compensation, employee and director hedging and chairman and CEO positions.

•

Under Section 404 of the Sarbanes-Oxley Act, we are required to assess the effectiveness of our internal controls over financial reporting and to obtain an opinion from our independent auditors regarding the effectiveness of our internal controls over financial reporting.

Recent Capital Adequacy Developments

The Company and the Bank are subject to various regulatory capital requirements established by bank regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material impact on our financial results. Under applicable capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings of assets, off-balance sheet transactions, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company, as a bank holding company, and the Bank, to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted assets (as defined in the regulations). See Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K for further information.

In July, 2013 the Federal Reserve Board, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the "Basel III Rules." The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

The Basel III Rules include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes "capital" for purposes of calculating those ratios. The Basel III Rules also create a new Common Equity Tier 1 ("CETI") risk-based capital ratio. CET1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III Rules will also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum risk-based capital requirements. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The above BASEL III capital ratio requirements as applicable to the Bank after the full phase-in period are summarized in the table below.(1)

	BASEL III Minimum for Capital Adequacy Purposes	BASEL III Additional Capital Conservation Buffer	BASEL III “Adequate” Ratio with Capital Conservation Buffer
Total Risked Based Capital (total capital to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Risked Based Capital (tier 1 to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.0%	---%	4.0%
Common Equity Tier 1 Risked Based (CETI to risk weighted assets	4.5%	2.5%	7.0%

(1)

Because the BASEL III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios as of December 31, 2013.

The Basel III Rules would also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including our Bank, if capital levels do not meet certain thresholds. These revisions are effective January 1, 2015. The prompt correction action rules will be modified to include a CETI capital component and to increase certain other capital requirements for the various thresholds. For example, under the revised prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as "well capitalized"; (i) a Total risk-based capital ratio of 10% (unchanged from current rules); (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a Tier 1 leverage ratio of 5% (unchanged from current rules); and (iv) a new common equity Tier 1 risk-based capital ratio of 6.5%.

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on non-accrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the final Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations, such as our Company,  with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out out of the requirement to include most accumulated other comprehensive income ("AOCI") components in the calculation of CETI capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Basel III Rules, the Company may make a one-time, permanent election to continue to exclude AOCI from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. Overall, we believe the rule provides some significant concessions for smaller, less complex financial institutions, such as our Company,

The Basel III Rules generally become effective January 1, 2015. The conservation buffer will be phased- in beginning in 2016 and will take full effect on January 1, 2019. Although the Company must generally begin complying with the final rules on January 1, 2015, management believes the Company would satisfy the higher capital ratios imposed by Basel III, in addition to the new "well capitalized" requirements under the revised prompt corrective action rules discussed above, as of December 31, 2013.

Recent Mortgage Lending Rules

In January, 2014, The Consumer Financial Protection Bureau’s (“CFPB”) “Ability-to-Repay” rules became effective.  The Ability-to-Repay rules require most mortgage lenders, including the Bank, to make a good-faith effort to determine that their borrowers are likely to be able to pay back a mortgage loan. The CFPB is responsible for enforcing this law and new regulations.  In practice this means lenders must generally find out, consider, and document a borrower’s income, assets, employment, credit history and monthly expenses. According to the CFPB, certain types of mortgages are more likely to become a debt "trap" for the borrower.  The new rule attempts to eliminate or control such loans.  It also lays out basic guidelines that lenders can follow to originate what are called “Qualified Mortgages.”  These are intended to provide lenders greater certainty that they are meeting the Ability-to-Repay requirement. If lenders choose not the follow these guidelines, they can still make a loan based on their reasonable, good-faith determination that the borrower has the ability to repay it.  To be a Qualified Mortgage, the loan:

•

Cannot have excessive upfront points and fees;

•

Cannot be longer than 30 years;

•

Cannot have certain risky features, such as paying only interest and not principal, or paying less than the full amount of interest so that the total debt grows each month; and

•

Must be in one of three categories: (1) the monthly loan payment, plus the borrower’s other debt payments, does not exceed 43% of the borrower’s monthly income; or (2) the loan qualifies for purchase or guarantee by a government sponsored enterprise (Fannie Mae or Freddie Mac), or is insured or guaranteed by a federal housing agency; or (3) the loan is made by a small lender that keeps the loan in its portfolio.

Although we have adopted processes and procedures to comply, we continue to evaluate the ongoing impact of the Ability-to-Repay Rules on our business.  We anticipate additional complexity, cost, and expense associated with our retail mortgage lending line of business in the future resulting from training, compliance and documentation requirements under the new rules.

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

Negative developments in the financial services industry since 2008 resulted in uncertainty in the financial markets in general and a related general economic recession. In addition, as a consequence of the recent U.S. recession, businesses across a wide range of industries faced serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home prices, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly during this period. Many of these circumstances continued into 2013 and continue to be an issue today.

As a result of these financial and economic crises, many lending institutions, including the Bank, experienced in recent years declines in the performance of their loans, including construction, commercial real estate loans, and other commercial and consumer loans. Moreover, competition among depository institutions for core deposits and quality loans increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined. Bank and bank holding company stock prices were negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has been more difficult compared to previous periods. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

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

Risks Related to Our Regulatory Environment.

We are subject to extensive regulation and supervision under federal and state laws and regulations. Some of the significant federal and state banking regulations that affect us are described in this report at Part I, Item 1, “Supervision and Regulation.”  These regulations, along with the existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

Changes in regulations resulting from the Dodd-Frank Act or any new regulations may affect our businesses. The market and economic conditions over the past several years have led to legislation and numerous and continuing proposals for changes in the regulation of the banking and financial services industry, including significant additional legislation and regulation in the U.S. and abroad. The Dodd-Frank Act enacted sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide for greater protections to individual consumers and investors.

Certain elements of the Dodd-Frank Act became effective immediately, while the details of some provisions remain subject to implementing regulations that are yet to be adopted by various applicable regulatory agencies. The ultimate impact that the Dodd-Frank Act will have on us, the financial services industry and the economy cannot be known until all such implementing regulations called for under the Dodd-Frank Act have been finalized and implemented.

The Dodd-Frank Act may impact the manner in which we market our products and services, manage our business and operations and interact with regulators, all of which, while not currently anticipated to, could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that have or may impact our business include, but are not limited to: regulatory oversight of incentive compensation, the imposition of capital requirements on holding companies and, to a lesser extent, greater oversight over derivatives trading and restrictions on proprietary trading. There is also increased regulatory scrutiny (and related compliance costs). These include but are not limited to the Bank's oversight by the CFPB.

Additionally, we are closely monitoring regulatory developments related to the “Volcker Rule” and their impact on community banks. In January 2014, the FRB, the OCC, the FDIC, the SEC and the Commodity Futures Trading Commission approved an interim final rule that exempts trust-preferred securities (TruPS) that back collateralized debt obligations (CDOs) held by qualifying community banks from the application of some portions of the Volcker Rule. The final Volcker Rule, approved by regulators in December 2013, generally prohibited banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and barred them from having certain relationships with hedge funds or private equity funds. Included within the range of funds covered by the regulations were TruPS CDOs. Application of the Volcker Rule to TruPS CDOs would have forced many banks, including many community banks, to treat the TruPS CDO holdings as impaired and write down the value or sell the holdings entirely. The American Bankers Association filed a lawsuit in 2013 to block the provision from going into effect. In addition, some lawmakers also called on the regulators to revise the rule to minimize the effect on community banks. On January 14, 2014, the regulators announced the first revision to the Volcker Rule in the form of an interim final rule. The revision will allow some smaller banks to retain their interests in TruPS CDOs, though there are conditions to the exemption. The interim final rule exemption only applies when all of the following requirements are met:

?

The TruPS CDOs have been issued by banks with less than $15 billion in assets;

?

The TruPS CDOs have been established before May 19, 2010; and

?

The bank must have acquired the TruPS CDOs prior to December 10, 2013.

The Company did not own any TruPS CDOs as of December 31, 2013.

To the extent the Dodd-Frank Act and the related extensive rules and regulations impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

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

We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties against us. The CPFB's new Ability-to-Repay under Regulation Z may expose lenders, such as the Bank, to heightened litigation risk unless their loans meet the definition of “Qualified Mortgage” or “QM.” Under the new rule a creditor must properly determine whether borrowers have the ability to repay their loans. Where a creditor does not act properly, the CPFB retains the ability to issue cease and desist orders, or impose civil monetary penalties. The rule also provides a private right of action to borrowers. They may seek actual damages, statutory damages, costs, and attorneys' fees, and special damages equal to the finance charges and fees incurred. In short, where the creditor does not properly assess borrowers' ability to repay loans, the Bank could be subject to legal damages from affected borrowers.  Borrowers may also seek damages in class action litigation and individual cases. While current law provides for a one-year statute of limitation on damage actions, borrowers have three years to bring their Ability-to-Repay damage claims. Borrowers may also assert the Ability-to-Repay defense in response to a foreclosure action and seek recoupment or set-off. The three-year statute of limitation does not apply to use of defense.  Use of this defense; however, borrowers are limited to three years of finance charges and fees as special damages. Assignees are liable for the errors of the original creditor.

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

Our success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies of downeast, midcoast and central Maine, the primary markets served by us. We are particularly exposed to real estate and economic factors in the downeast, midcoast and central areas of Maine, as most of our loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of our loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

A number of our hospitality and other customers rely upon a high number of visits from tourists and vacationers to Acadia National Park as significant part of their businesses. In 2013, Acadia National Park experienced partial shutdowns in its operations due to the federal budget impasse. Future shut downs or changes in visitor rates to Acadia National Park for whatever reason(s) may have a significant impact on the businesses of many of our customers which may in turn have a negative impact on our business and results of operations.

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

We may be required to record other-than-temporary impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including collateral deterioration underlying certain private-label mortgage-backed securities, municipal bond defaults, lack of liquidity for re-sales of certain investment securities, or adverse actions by regulators, could have a negative effect on our securities portfolio in future periods.

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

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us.  If we cannot raise additional capital when needed, or on reasonable terms, it may have a material adverse effect on our financial condition and results of operations.

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

The Bank’s primary source of funding is retail deposits, gathered throughout its network of fifteen banking offices. Wholesale funding sources principally consist of secured borrowing lines from the FHLB of Boston of which it is a member, secured borrowing lines from the FRB of Boston, and certificates of deposit obtained from the national market. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

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

If personal, non-public, confidential, or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (i.e., computer viruses or electrical or telecommunications outages, natural disaster, disease pandemics, or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate our business (i.e., by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage, and regulatory intervention.

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

Strong competition within our markets may significantly impact our profitability.

We compete with an ever-increasing array of financial service providers. See the section entitled “Competition” of Item 1 of this Form 10-K for additional information about our competitors. Competition from nationwide banks, as well as local institutions, continues to mount in our markets.

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

To compete, we focus on quality customer service, making decisions at the local level, maintaining long-term customer relationships, building customer loyalty, and providing products and services designed to address the specific needs of customers. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability.

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

Our success depends, in large part, on our ability to attract and retain key personnel. Competition for qualified personnel in the financial services industry can be intense and the Company and its subsidiaries may not be able to hire or retain the key personnel that it depends upon for success. In addition, the Bank’s rural geographic marketplace, combined with relatively expensive real estate purchase prices within the area of the Bank’s principal office location in Bar Harbor, Maine, create additional risks for the Company and the Bank’s ability to attract and retain key personnel. The unexpected loss of services of one or more of the our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which the we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. In particular, such events may have a particularly negative impact upon the business of our customers who are engaged in the hospitality and natural resource dependent industries in our market area, which could have a direct negative impact on our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s headquarters are located at 82 Main Street, Bar Harbor, Maine, which also serves as the main office for the Bank.

As of December 31, 2013, the Bank operated fifteen (15) full-service banking offices throughout downeast, midcoast and central Maine, namely: Bar Harbor, Northeast Harbor, Southwest Harbor, Somesville, Deer Isle, Blue Hill, Ellsworth, Rockland, Topsham, South China, Augusta, Winter Harbor, Milbridge, Machias, and Lubec. The Bank owns twelve of these banking offices and leases three at prevailing market rates.

The Bank’s Ellsworth office consists of a new building constructed in 2012 and two additional parcels contiguous to this branch. The Bank also owns an office building at this location, which is occupied by the Bank and Trust Services. The City of Ellsworth is considered the hub of downeast Maine and the Bank’s Ellsworth office is by far its busiest location. During the third quarter of 2012, the Bank replaced its existing Ellsworth branch office and completed a substantial reconfiguration of its surrounding campus to better meet the Company’s business needs at that location.

During 2013, the Bank completed a substantial renovation and expansion of its Rockland office to better meet its business needs at that location.

An Operations Center is located in Ellsworth, Maine, that houses the Company’s operations and data processing centers. During 2012 the Company completed a major renovation of its Operations Center to better meet its business needs at that location. The Bank also leases space at One Cumberland Place in Bangor, Maine, which houses regional business lending and Trust Services staff.

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

The following table sets forth the high and low market prices per share of BHB Common Stock as reported by NYSE MKT by calendar quarter for each of the last two years:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2013	$37.30	$33.89	$36.99	$34.06	$41.47	$34.11	$40.50	$35.11
2012	$33.25	$29.36	$38.00	$32.59	$36.98	$33.33	$36.50	$31.78

As of March 3, 2014, there were 3,940,790 shares of Company common stock, par value $2.00 per share, outstanding and approximately 893 Registered Shareholders of record, as obtained through the Company’s transfer agent.

Performance Graph

The following graph illustrates the estimated yearly change in value of the Company's cumulative total stockholder return on its common stock for each of the last five years. Total stockholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches Bar Harbor Bankshares' cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE MKT Composite index, the S&P 500 index, and the ABA Nasdaq Community Bank index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2008 to December 31, 2013.

	12/08	12/09	12/10	12/11	12/12	12/13

Bar Harbor Bankshares	100.00	110.59	121.48	130.26	151.39	186.19
NYSE MKT Composite	100.00	135.53	175.07	179.96	190.69	200.56
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
ABA Nasdaq Community Bank Index	100.00	81.72	92.81	87.87	102.89	146.37

Dividends

Common stock dividends paid by the Company in 2013 and 2012 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2013	$0.305	$0.310	$0.315	$0.320	$1.250
2012	$0.285	$0.290	$0.295	$0.300	$1.170

During 2013, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $4,915 compared with $4,565 in 2012. The Company’s 2013 dividend payout ratio amounted to 37.3% compared with 36.6% in 2012. The total regular cash dividends paid in 2013 amounted to $1.25 per share of common stock, compared with $1.17 in 2012, representing an increase of $0.08 per share, or 6.8%.

In the first quarter of 2014, the Company’s Board of Directors declared a regular cash dividend of $0.325 per share of common stock, representing an increase of $0.02 or 6.6% compared with the first quarter of 2013.

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

Sale of Unregistered Securities; Use of Proceeds from Registered Securities

No unregistered securities were sold by the Company during the years ended December 31, 2013 and 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of shares of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser” for the quarter ended December 31, 2013.

Information relating to the Company’s stock repurchase program is provided in Part II, Item 7, Stock Repurchase Plan, contained in this Annual Report on Form 10-K and incorporated herein by reference.

Stock Based Compensation Plans

Information regarding stock-based compensation awards both outstanding and available for future grants as of December 31, 2013, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no compensation plans under which equity securities of the Company may be issued that have not been approved by shareholders. Additional information is presented in Note 12, Stock-Based Compensation Plans, in the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, net of forfeits and exercised shares (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation (excluding securities referenced in column (a)) (c)

Equity compensation plans approved by security holders	156,669	$31.72	55,997
Equity compensation plans not approved by security holders	---	N/A	---
Total	156,669	$31.72	55,997

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

FIVE-YEAR SUMMARY OF FINANCIAL DATA

As of and For the Years Ended December 31,

	2013	2012	2011	2010	2009
Balance Sheet Data

Total assets	$ 1,373,893	$1,302,935	$1,167,466	$1,117,933	$1,072,381
Total securities	450,170	418,040	381,880	357,882	347,026
Total loans	852,857	815,004	729,003	700,670	669,492
Allowance for loan losses	(8,475)	(8,097)	(8,221)	(8,500)	(7,814)
Total deposits	835,651	795,012	722,890	708,328	641,173
Total borrowings	409,445	371,567	320,283	300,014	311,629
Total shareholders' equity	121,379	128,046	118,250	103,608	113,514
Average assets	1,345,353	1,252,390	1,151,163	1,087,327	1,052,496
Average shareholders' equity	125,340	125,600	111,135	105,911	88,846

Results Of Operations

Interest and dividend income	$ 50,749	$ 50,838	$ 50,907	$ 51,141	$ 54,367
Interest expense	11,663	13,867	16,518	19,432	21,086
Net interest income	39,086	36,971	34,389	31,709	33,281
Provision for loan losses	1,418	1,652	2,395	2,327	3,207
Net interest income after provision for loan losses	37,668	35,319	31,994	29,382	30,074

Non-interest income	7,566	7,709	6,792	7,458	6,022
Non-interest expense	26,860	25,618	23,281	22,046	21,754

Income before income taxes	18,374	17,410	15,505	14,794	14,342
Income taxes	5,191	4,944	4,462	4,132	3,992

Net income	$ 13,183	$ 12,466	$ 11,043	$ 10,662	$ 10,350
Preferred stock dividends and accretion of discount	---	---	---	653	1,034
Net income available to common shareholders	$ 13,183	$ 12,466	$ 11,043	$ 10,009	$ 9,316

Per Common Share Data:
Basic earnings per share	$ 3.35	$ 3.20	$ 2.86	$ 2.65	$ 3.19
Diluted earnings per share	$ 3.34	$ 3.18	$ 2.85	$ 2.61	$ 3.12
Cash dividends per share	$ 1.25	$ 1.17	$ 1.10	$ 1.05	$ 1.04

Dividend payout ratio	37.28%	36.62%	38.29%	39.43%	32.60%

Selected Financial Ratios:
Return on total average assets	0.98%	1.00%	0.96%	0.98%	0.98%
Return on total average equity	10.52%	9.93%	9.94%	10.07%	11.65%
Tax-equivalent net interest margin	3.15%	3.23%	3.23%	3.18%	3.40%

Capital Ratios:
Tier 1 leverage capital ratio	9.01%	8.87%	9.32%	9.01%	10.35%
Tier 1 risk-based capital ratio	14.97%	14.15%	14.29%	13.57%	15.34%
Total risk-based capital ratio	16.62%	15.78%	16.06%	15.41%	17.14%

Asset Quality Ratios:
Net charge-offs to average loans	0.12%	0.23%	0.37%	0.24%	0.13%
Allowance for loan losses to total loans	0.99%	0.99%	1.13%	1.21%	1.17%
Allowance for loan losses to non-performing loans	95.9%	82.1%	63.7%	62.1%	85.2%
Non-performing loans to total loans	1.04%	1.21%	1.77%	1.95%	1.37%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the years ended December 31, 2013, 2012, and 2011, and financial condition at December 31, 2013, and 2012, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully tax-equivalent basis. Specifically, included in 2013, 2012 and 2011 interest income was $3,589, $3,336 and $3,051, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax-equivalent adjustments of $1,762, $1,628 and $1,471 in 2013, 2012 and 2011, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this Annual Report on Form 10-K provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2013, the Company had consolidated assets of $1.37 billion and was one of the larger independent community banking institutions in the state of Maine.

The Company’s principal asset is all of the capital stock of Bar Harbor Bank & Trust (the “Bank”), a community bank incorporated in March 1887. With fifteen (15) branch office locations, the Company is a diversified financial services provider, offering a full range of banking services and products to individuals, businesses, governments, and not-for-profit organizations throughout downeast, midcoast and central Maine.

The Bank attracts deposits from the general public in the markets it serves and uses such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage and home equity loans, and a variety of consumer loans. The Bank also invests in mortgage-backed securities issued by U.S. Government agencies and Government-sponsored enterprises, obligations of state and political subdivisions, as well as other debt securities. In addition to community banking, the Bank provides a comprehensive array of trust and investment management services through its second tier subsidiary, Bar Harbor Trust Services (“Trust Services”), a Maine chartered non-depository trust company. The Bank retains Infinex Investments, Inc., (“Infinex”) as a full service third-party broker-dealer, conducting business under the assumed business name “Bar Harbor Financial Services.”  Bar Harbor Financial Services is a branch office of Infinex, an independent registered broker-dealer offering securities and insurance products that is not affiliated with the Bank or its subsidiaries.

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

Business Strategy

The Company, as a diversified financial services provider, pursues a strategy of achieving long-term sustainable profitability, growth, and shareholder value, without sacrificing its soundness. The Company works toward achieving this goal by focusing on increasing its loan and deposit market share in downeast, midcoast and central Maine, either organically or by way of strategic acquisitions. The Company believes one of its more unique strengths is an understanding of the financial needs of coastal communities and the businesses vital to Maine’s coastal economy, namely: tourism, hospitality, retail establishments and restaurants, seasonal lodging and campgrounds, biological research laboratories, lobster and other fishing, boat building, and marine services.

Operating under a community banking philosophy, the Company’s key strategic focus is vigorous financial stewardship, by deploying investor capital safely yet efficiently for the best possible returns. The Company strives to provide unmatched service to its customers, while maintaining strong asset quality and a focus toward improving operating efficiencies. In managing its earning asset portfolios, the Company seeks to utilize funding and capital resources within well-defined credit, investment, interest-rate and liquidity guidelines. In managing its balance sheet, the Company seeks to preserve the sensitivity of net interest income to changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity under prevailing and expected conditions, and strives to maintain a balanced and appropriate mix of loans, securities, core deposits, brokered deposits and borrowed funds.

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

Summary Financial Results

For the year ended December 31, 2013, the Company reported net income of $13,183, compared with $12,466 for the year ended December 31, 2012, representing an increase of $717, or 5.8%. The Company’s 2013 diluted earnings per share amounted to $3.34, compared with $3.18 in 2012, representing an increase of $0.16, or 5.0%.

The Company’s 2013 return on average shareholders’ equity amounted to 10.52%, up from 9.93% in 2012.  The Company’s 2013 return on average assets amounted to 0.98%, compared with 1.00% in 2012.

As more fully enumerated in the following management discussion and analysis, the Company’s 2013 operating results were highlighted by a $2,249 or 5.8% increase in tax-equivalent net interest income, relatively stable credit quality and improved loan loss experience, continued commercial and consumer loan growth, and higher levels of fee income. The Company continued to focus on the management of its operating expenses, posting a 2013 efficiency ratio of 55.8%.

In the third quarter of 2012, the Bank acquired substantially all assets and assumed certain liabilities including all deposits of Border Trust Company (“Border Trust”), a subsidiary of Border Bancshares, Inc., headquartered in Augusta, Maine. The Bank acquired $38,520 of deposits and $33,606 in loans, as well as three branch offices (two of which were leased) located in Kennebec and Sagadahoc Counties. The Bank paid a deposit premium of 3.85%, or $1,115, and purchased the loan portfolio, excluding selected non-performing loans, at a discount of 2.16%, or $749. In connection with this transaction, the Bank recorded goodwill of $1,777 and a core deposit intangible of $783, or 2.7% of core deposits.

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

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2013 and 2012, there was no valuation allowance for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes its annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2013, there was no indication of impairment that led the Company to believe it needed to perform a two-step test.

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

FINANCIAL CONDITION

Asset/Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets represented 96.3% and 95.6% of total average assets during 2013 and 2012, respectively.

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

Earning Assets

For the year ended December 31, 2013, the Company’s total average earning assets amounted to $1,296,121, compared with $1,196,800 in 2012, representing an increase of $99,321, or 8.3%. The 2013 increase in average earning assets was principally attributed to a $59,210 or 7.6% increase in the Bank’s average loan portfolio and, to a lesser extent, a $39,292 or 9.8% increase in average securities.

The tax-equivalent yield on total average earning assets amounted to 4.05% in 2013 compared with 4.38% in 2012, representing a decline of 33 basis points. The weighted average yield on the Bank’s securities portfolio declined 49 basis points to 3.41% in 2013, largely reflecting the ongoing replacement of accelerated mortgage-backed securities cash flows in a historically low interest rate environment combined with incremental securities purchases at low prevailing market yields. The weighted average yield on the Bank’s loan portfolio declined 26 basis points to 4.46% in 2013, largely reflecting the ongoing origination and competitive re-pricing of certain commercial loans and the origination and refinancing of residential mortgage loans during a period of historically low interest rates.

For the year ended December 31, 2013, total tax-equivalent interest income amounted to $52,511 compared with $52,466 in 2012, representing an increase of $45, or 0.1%. Interest income from the securities portfolio declined $596 or 3.8% in 2013 compared with 2012, but this decline was essentially offset by a $658 or 1.8% increase in interest income from the loan portfolio above 2012 levels.

Total Assets

The Company’s assets principally consist of loans and securities, which at December 31, 2013 represented 62.1% and 32.8% of total assets, compared with 62.6% and 32.1% at December 31, 2012, respectively.

At December 31, 2013, the Company’s total assets stood at $1,373,893, compared with $1,302,935 at December 31, 2012, representing an increase of $70,958, or 5.4%. The increase in total assets was principally attributed to a $37,853 or 4.6% increase in total loans, followed by a $32,130 or 7.7% increase in securities.

Securities

The average securities portfolio represented 33.9% of the Company’s average earning assets in 2013 and generated 28.5% of its total tax-equivalent interest and dividend income, compared with 33.4% and 29.7% in 2012, respectively.

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

Total Securities: At December 31, 2013, total securities amounted to $450,170 compared with $418,040 at December 31, 2012, representing an increase of $32,130, or 7.7%. Securities purchased during 2013 consisted of mortgage-backed securities issued and guaranteed by U.S. Government agencies and sponsored enterprises and, to a lesser extent, tax exempt obligations of state and political subdivisions.

Securities Available for Sale: Securities available for sale represented 100% of total securities at December 31, 2013 and 2012.

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

The following table summarizes the securities available for sale portfolio as of December 31, 2013 and 2012:

December 31, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$277,838	$ 4,386	$ 8,592	$273,632
US Government agency	83,153	833	2,457	81,529
Private label	5,423	825	78	6,170
Obligations of states and political subdivisions thereof	95,221	1,121	7,503	88,839
Total	$461,635	$ 7,165	$18,630	$450,170

December 31, 2012 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$238,974	$ 7,913	$ 1,064	$245,823
US Government agency	82,397	2,080	216	84,261
Private label	8,063	571	521	8,113
Obligations of states and political subdivisions thereof	76,335	4,040	532	79,843
Total	$405,769	$14,604	$ 2,333	$418,040

Mortgage-backed Securities Issued by U.S. Government-sponsored Enterprises: This category of securities represents mortgage backed securities issued and guaranteed by U.S. Government-sponsored enterprises, specifically, FNMA and FHLMC. These Government-sponsored enterprises were placed under the conservatorship of the U.S. Government on September 7, 2008. In August of 2011, Standard and Poor’s, a major credit rating agency, downgraded all debt issued and guaranteed by the United States from “AAA” to “AA+”. Accordingly, all of these securities were credit rated “AA+” at December 31, 2013.

At December 31, 2013, the amortized cost of mortgage-backed securities issued by U.S. Government-sponsored enterprises totaled $277,838, compared with $238,974 at December 31, 2012, representing an increase of $38,864, or 16.3%. At December 31, 2013, the amortized cost of mortgage-backed securities issued by U.S. Government enterprises comprised 60.2% of the securities portfolio, compared with 58.9% at December 31, 2012.

At December 31, 2013, the Bank’s weighted average yield on mortgage-backed securities issued by U.S. Government-sponsored enterprises amounted to 3.34% compared with 3.29% at December 31, 2012. The increase in the weighted average yield was largely attributed to the increase in interest rates during the second half of 2013, causing a slowdown in MBS cash flows, lower levels of bond premium amortization and higher yields.

Mortgage-backed Securities Issued by U.S. Government Agencies: This category of securities represents mortgage-backed securities backed by the full faith and credit of the U.S. Government, such as the Government National Mortgage Association (“GNMA”). All of these securities were credit rated “AA+” at December 31, 2013 and 2012.

At December 31, 2013, the total amortized cost of the Bank’s mortgage-backed securities issued by U.S. Government agencies totaled $83,153, compared with $82,397 at December 31, 2012, representing an increase of $756, or 0.9%. At December 31, 2013, the amortized cost of mortgage-backed securities issued by U.S. Government agencies comprised 18.0% of the Bank’s securities portfolio, compared with 20.3% at December 31, 2012.

At December 31, 2013, the weighted average yield on mortgage-backed securities issued by U.S. Government agencies amounted to 2.97%, compared with 2.77% at December 31, 2012. The increase in the weighted average yield was largely attributed to the increase in interest rates during the second half of 2013, causing a slowdown in MBS cash flows, lower levels of bond premium amortization and higher yields.

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

Most of the Bank’s mortgage-backed securities issued by private-label issuers carry various amounts of credit enhancement, and none are classified as sub-prime mortgage-backed security pools. All of these securities were purchased prior to 2008 based on the underlying loan characteristics such as loan to value ratios, borrower credit scores, property type and location, and the level of credit enhancement.

At December 31, 2013, the total amortized cost of the Bank’s private-label MBS amounted to $5,423, compared with $8,063 at December 31, 2012, representing a decline of $2,640, or 32.7%. This decline was principally attributed to principal pay downs on the underlying securities collateral throughout 2013. At December 31, 2013, the amortized cost of mortgage-backed securities issued by private-label issuers comprised 1.2% of the Bank’s securities portfolio, compared with 2.0% at December 31, 2012.

At December 31, 2013, the weighted average yield on the Bank’s private-label mortgage-backed securities portfolio amounted to 12.31%, compared with 13.66% at December 31, 2012. The unusually high yields were largely attributed to interest received on certain other-than-temporarily impaired securities where the book value was significantly lower than the contractual par value.

At December 31, 2013, $3,820 of the total amortized cost of the Bank’s private-label MBS portfolio was rated below investment grade by at least one of the major credit rating agencies, compared with $4,425 at December 31, 2012. All of these below investment grade securities had been rated “AAA” by the credit rating agencies at the date of purchase and continued to be rated “AAA” through December 31, 2007. Beginning in 2008 and continuing through 2013, unprecedented market stresses began affecting all mortgage-backed securities (Government agency and private-label) as the economy, in general, and the housing market, in particular, seriously deteriorated. As a result, the Bank revised its assessments as to the full recoverability of its private-label MBS, which necessitated OTTI write-downs under existing accounting standards each year since 2008. Refer to Part II, item 8, Notes to Consolidated Financial Statements, Notes 1 and 3 in this Annual Report on Form 10-K for further information on OTTI.

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

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2013 and 2012, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at December 31, 2013 and 2012 all municipal bond issuers were current on contractually obligated interest and principal payments.

At December 31, 2013, the amortized cost of the Bank’s municipal bond portfolio, totaled $95,221, compared with $76,335 at December 31, 2012, representing an increase of $18,886, or 24.7%. At December 31, 2013, the amortized cost of municipal bonds comprised 20.6% of the Bank’s securities portfolio, compared with 18.8% at December 31, 2012. At December 31, 2013, the fully tax-equivalent yield on the Bank’s municipal bond portfolio amounted to 5.65%, compared with 6.31% at December 31, 2012.

Securities Maturity Distribution and Weighted Average Yields:  The following table summarizes the maturity distribution of the amortized cost of the Bank’s securities portfolio and weighted average yields of such securities on a fully tax-equivalent basis as of December 31, 2013. The maturity distribution is based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

SECURITIES

MATURITY SCHEDULE AND WEIGHTED AVERAGE YIELDS

DECEMBER 31, 2013

(at fair value)

	One Year or Less		Greater than One Year to Five Years		Greater than Five to Ten Years		Greater than Ten Years		Total
	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield

Mortgage-backed securities:
US Government- sponsored enterprises	$---	0.00%	$2,969	3.83%	$16,306	3.91%	$254,357	3.30%	$273,632	3.34%
US Government agency	---	0.00%	741	4.09%	1,268	2.33%	79,520	2.97%	81,529	2.97%
Private label	---	0.00%	435	5.65%	594	20.67%	5,141	12.48%	6,170	12.31%
Obligations of states and political subdivisions thereof	---	0.00%	305	3.52%	2,457	4.80%	86,077	5.65%	88,839	5.65%
Total	$---		$4,450		$20,625		$425,095		$450,170

Securities Concentrations: At December 31, 2013 and 2012, the Bank did not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceeded 2% of the Company’s shareholders’ equity.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at December 31, 2013, amounted to an excess of $18,630, or 4.0% of the total amortized cost of the securities portfolio. At December 31, 2012 this amount represented an excess of $2,333, or 0.6% of the total amortized cost of the securities portfolio. As of December 31, 2013, unrealized losses on securities in a continuous unrealized loss position more than twelve months amounted to $6,185, compared with $744 at December 31, 2012. The increase in net unrealized losses was attributed to a significant increase in interest rates and pricing spreads during 2013, which negatively impacted the fair value of the Bank’s fixed income portfolio.

As part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of an available for sale security is judged to be other-than temporary, a charge is recorded in pre-tax income equal to the estimated credit losses inherent in the security. Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to Part II, Item 8, Notes 1 and 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

At December 31, 2013, the Bank’s investment in FHLB stock totaled $18,370, compared with $18,189 at December 31, 2012, representing an increase of $181, or 1.0%.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which generally equals par value. The ratio of the FHLB’s market value of equity to its par value of capital stock was 119% at December 31, 2013, compared with 108% at December 31, 2012. Shares held in excess of the minimum required amount are generally redeemable at par value.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of December 31, 2013, and was classified as adequately capitalized by its regulator, the Federal Housing Finance Agency, based on the FHLB’s financial information at September 30, 2013. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2013. The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At December 31, 2013, total loans amounted to $852,857, compared with $815,004 at December 31, 2012, representing an increase of $37,853, or 4.6%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc Maine. The following table summarizes the major components of the Bank’s loan portfolio, net of deferred loan fees and costs, as of December 31 over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2013	2012	2011	2010	2009

Commercial real estate mortgages	$336,542	$324,493	$285,484	$283,799	$260,713
Commercial and industrial	73,972	59,373	62,450	57,323	59,446
Commercial construction and land development	18,129	22,120	30,060	32,114	26,901
Agricultural and other loans to farmers	26,929	24,922	26,580	24,359	22,192
Total commercial loans	455,572	430,908	404,574	397,595	369,252

Residential real estate mortgages	317,115	297,103	239,799	231,434	225,750
Home equity loans	49,565	53,303	51,462	54,289	54,889
Other consumer loans	14,523	19,001	22,906	4,417	4,665
Total consumer loans	381,203	369,407	314,167	290,140	285,304

Tax exempt loans	16,355	15,244	9,700	12,126	14,138

Net deferred loan costs and fees	(273)	(555)	562	809	798
Total loans	852,857	815,004	729,003	700,670	669,492
Allowance for loan losses	(8,475)	(8,097)	(8,221)	(8,500)	(7,814)
Total loans net of allowance for loan losses	$844,382	$806,907	$720,782	$692,170	$661,678

At December 31, 2013, commercial loans comprised 53.4% of the total loan portfolio, compared with 52.9% at December 31, 2012. Consumer loans, which principally consisted of residential real estate mortgage loans, comprised 44.7% of total loans compared with 45.3% at December 31, 2012.

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

At December 31, 2013, total commercial loans amounted to $455,572, compared with $430,908 at December 31, 2012, representing an increase of $24,664, or 5.7%.

Commercial loan growth has generally been challenged by a still-recovering economy, continued economic uncertainty, diminished demand, and strong competition for quality loans. Bank management attributes the continued growth of commercial loans in 2013 to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a resilient local economy that has been faring better than the nation as a whole.

Reflecting the Bank’s business region, at December 31, 2013, approximately $109,875 or 32.6% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry, compared with 31.4% at December 31, 2012. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

The proportion of commercial and industrial loans to total commercial loans is reflective of the Bank’s market area demographics, which have historically limited the opportunity and growth potential in this particular category of loans. Similarly, the communities served by the Bank generally offer limited opportunities for agricultural and other loans to farmers.  This category of loans principally includes loans related to Maine’s wild blueberry industry.

Consumer Loans: At December 31, 2013, total consumer loans stood at $381,203 compared with $369,407 at December 31, 2012, representing an increase of $11,796, or 3.2%. At December 31, 2013, residential real estate mortgage loans represented 83.2% of total consumer loans, compared with 80.4% at year end 2012.

Residential real estate mortgage loans totaled at $317,115 as of December 31, 2013, compared with $297,103 at December 31, 2012, representing an increase of $20,012, or 6.7%.  This increase was largely attributed to the purchase of a New England based portfolio of residential mortgage loans during the second quarter of 2013. Loans originated and closed by the Bank during 2013 were largely offset by loan re-financings and principal pay downs from the existing residential real estate loan portfolio, as borrowers continued to take advantage of historically low interest rates. All 2013 residential real estate loan originations were held in the Bank’s loan portfolio, versus sold into the secondary market.

Home equity loans totaled $49,565 at December 31, 2013, compared with $53,303 at December 31, 2012, representing a decline of $3,738, or 7.0%. Company management believes this decline was largely due to consumer debt consolidation and the fact that the Bank did not aggressively campaign for home equity loans during 2013.

Loans to individuals for household, family and other personal expenditures (“other consumer loans”) totaled $14,523 at December 31, 2013, compared with $19,001 at December 31, 2012, representing a decline of $4,478, or 23.6%. Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank does not campaign aggressively for consumer installment loans. However, in 2011 the Bank purchased a Maine-based, seasoned portfolio of prime consumer loans. The underlying collateral supporting these consumer loans consisted of recreational vehicles and vessels (i.e. pleasure boats). The 2013 decline in other consumer loans principally resulted from normal principal pay downs that were not replaced with new consumer installment loan originations.

Tax Exempt Loans: Tax-exempt loans totaled $16,355 at December 31, 2013, compared with $15,244 at December 31, 2012, representing an increase of $1,111, or 7.3%. Tax-exempt loans include loans to local government municipalities, not-for-profit organizations, and other organizations that qualify for tax-exempt treatment. Government municipality loans typically have short maturities (e.g., tax anticipation notes, etc.). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins.

Loan Concentrations: Because of the Bank’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2013, approximately $114,982 or 13.5% of the Bank’s loan portfolio was represented by loans to the lodging industry, compared with $105,699 or 13.0% at December 31, 2012. Loan concentrations continued to principally reflect the Bank’s business region.

Real Estate Loans Under Foreclosure: At December 31, 2013, real estate loans under foreclosure totaled $2,900 compared with $1,567 at December 31, 2012, representing an increase of $1,333, or 85.1%.

At December 31, 2013, real estate loans under foreclosure were represented by nine residential mortgage loans totaling $1,414, one commercial construction and land development loan totaling $68, seven commercial real estate loans totaling $1,268 and one commercial and industrial loan totaling $150.

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

At December 31, 2013, total OREO amounted to $1,625, compared with $2,780 as of December 31, 2012, representing a decline of $1,155 or 41.5%.  Five residential and six commercial properties comprised the December 31, 2013 balance of OREO.

During the twelve months ended December 31, 2013, five properties were added to OREO.   There were nine properties written down for an aggregate total of $331 in write downs, and there were seven sales of OREO properties, of which one was sold at a gain of $53, and six were sold at an aggregate loss of $17.  Additionally, one property with a carrying value of $13 was donated to the Habitat for Humanity.

Mortgage Loan Servicing: The Bank, from time to time, will sell residential mortgage loans to other institutions and investors such as the FHLMC. In prior years, the Bank has generally sold fixed rate, long term residential mortgage loans, as a means of managing interest rate risk. The sale of loans also allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2013, the unpaid balance of mortgage loans serviced for others totaled $15,116 compared with $17,728 at December 31, 2012, representing a decline of $2,612 or 14.7%.

Loan Portfolio Interest Rate Composition: The following table summarizes the commercial, tax-exempt and consumer components of the loan portfolio by fixed and variable interest rate composition, as of December 31, 2013 and 2012:

	2013	2012
Commercial:
Fixed	$ 73,391	$ 65,865
Variable	382,045	364,765
Total	$455,436	$430,630

Tax exempt:
Fixed	$ 7,563	$ 6,239
Variable	8,792	9,005
Total	$ 16,355	$ 15,244

Consumer:
Fixed	$290,259	$269,623
Variable	90,807	99,507
Total	$381,066	$369,130

Total loans:
Fixed	$371,213	$341,727
Variable	481,644	473,277
Total	$852,857	$815,004

At December 31, 2013, fixed and variable rate loans comprised 43.5% and 56.5% of the loan portfolio, respectively, compared with 41.9% and 58.1% at December 31, 2012. Over the past few years variable rate loans comprised a larger portion of the commercial loan portfolio compared with historical levels. Bank management believes this was principally driven by the historically low short-term interest rates including Prime and LIBOR. Most new borrowers elected variable rate loan pricing, while some existing borrowers renegotiated their higher cost fixed rate borrowings to lower cost variable rate borrowings.

Loan Maturities and Re-pricing Distribution:  The following table summarizes fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2013 and 2012. Actual maturity dates may differ from contractual maturity dates due to prepayments, modifications and re-financings.

Maturities	2013	2012

One year or less	$287,279	$298,661
Over 1 - 5 years	167,838	150,837
Over 5 years	397,740	365,506
Total loans	$852,857	$815,004

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

TOTAL NON-PERFORMING LOANS

AT DECEMBER 31

	2013	2012	2011	2010	2009

Commercial real estate mortgages	$2,046	$1,888	$ 2,676	$ 3,572	$3,096
Commercial and industrial loans	793	818	1,078	778	237
Commercial construction and land development	1,913	2,359	3,753	5,899	392
Agricultural and other loans to farmers	56	664	595	254	1,848
Total commercial loans	4,808	5,729	8,102	10,503	5,573

Residential real estate mortgages	3,227	3,017	4,266	3,022	2,522
Home equity loans	745	814	266	146	304
Other consumer loans	60	72	273	---	5
Total consumer loans	4,032	3,903	4,805	3,168	2,831

Total non-accrual loans	8,840	9,632	12,907	13,671	8,404
Accruing loans contractually past due 90 days or more	---	235	---	6	772
Total non-performing loans	$8,840	$9,867	$12,907	$13,677	$9,176

Allowance for loan losses to non-performing loans	95.9%	82.1%	63.7%	62.1%	85.2%
Non-performing loans to total loans	1.04%	1.21%	1.77%	1.95%	1.37%
Allowance to total loans	0.99%	0.99%	1.13%	1.21%	1.17%

At December 31, 2013, total non-performing loans amounted to $8,840, compared with $9,867 at December 31, 2012, representing a decline of $1,027, or 10.4%. At December 31, 2013, total non-performing loans represented 1.04% of total loans, down from 1.21% as of December 31, 2012. As more fully discussed below, one commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $1,845, or 20.9% of total non-performing loans at December 31, 2013.

Non-performing commercial real estate mortgages totaled $2,046 at December 31, 2013, representing an increase of $158, or 8.4%, compared with December 31, 2012. At December 31, 2013, non-performing commercial real estate mortgages were represented by eleven business relationships, with outstanding balances ranging from $23 to $460.

Non-performing commercial and industrial loans totaled $793 at December 31, 2013, representing a decline of $25, or 3.1%, compared with December 31, 2012.  At December 31, 2013, non-performing commercial and industrial loans were represented by ten business relationships, with outstanding balances ranging from $6 to $224.

Non-performing commercial construction and land development loans totaled $1,913 at December 31, 2013, representing a decline of $446, or 18.9%, compared with December 31, 2012. At December 31, 2013, non-performing commercial construction and land development loans were represented by two business relationships, including a $1,845 commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the existing housing units. This loan is impaired and was put on non-accrual status in late 2010. To date, the Bank has charged off $2,014 of the original outstanding balance of this collateral dependent impaired loan, of which $192 was recorded in 2012 and $1,822 in 2011. These charge-offs were based on current appraisals and revised prospects for future cash flows. This loan is recorded at fair value in the Company’s financial statements.

Non-performing residential real estate mortgages totaled $3,227 at December 31, 2013, representing an increase of $210, or 7.0%, compared with December 31, 2012. At December 31, 2013, non-performing residential real estate loans were represented by thirty-three, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $15 to $380.

Non-performing home equity loans totaled $745 at December 31, 2013, representing a decline of $69, or 8.5%, compared with December 31, 2012. At December 31, 2013, non-performing home equity loans were represented by five relationships with outstanding balances ranging from $5 to $391.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio at December 31, 2013, Bank management is cognizant of the still-recovering real estate market, elevated unemployment rates and soft economic conditions overall. Bank management believes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio returns to pre-recession levels and shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, declining collateral values, tourism activity, consumer confidence, monetary policy, and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $4,201 and $3,529 at December 31, 2013, and 2012, or 0.49% and 0.43% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At December 31, 2013, the Bank identified twenty-eight commercial relationships totaling $11,123 as potential problem loans, or 1.30% of total loans. At December 31, 2012, the Bank identified thirty-three commercial relationships totaling $10,297 as potential problem loans, or 1.26% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Allowance for Loan Losses: At December 31, 2013, the allowance for loan losses (the “allowance”) stood at $8,475, compared with $8,097 at December 31, 2012, representing an increase of $378, or 4.7%. The increase in the allowance from December 31, 2012 largely reflected loan portfolio growth, as the Bank’s credit quality metrics were relatively stable. While non-performing loans declined $1,027 or 10.4%, other delinquent and potential problem loans increased $1,498 or 10.8%, compared with December 31, 2012.

At December 31, 2013, the allowance expressed as a percentage of total loans stood at 0.99%, unchanged compared with December 31, 2012. At December 31, 2013, the allowance expressed as a percentage of non-performing loans amounted to 95.9% compared with 82.1% at December 31, 2012.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as an expedient, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $2,699 as of December 31, 2013, compared with $3,149 as of December 31, 2012, representing a decline of $450, or 14.3%. The related allowances for loan losses on these impaired loans amounted to $120 as of December 31, 2013 and 2012.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $52, $37, and $5 for the years ended December 31, 2013, 2012 and 2011, respectively.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during 2013 compared with 2012.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at December 31, 2013, is appropriate for the risks inherent in the loan portfolio.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES

SUMMARY OF LOAN LOSS EXPERIENCE

	2013	2012	2011	2010	2009

Balance at beginning of period	$ 8,097	$ 8,221	$ 8,500	$ 7,814	$ 5,446
Charge offs:
Commercial real estate mortgages	214	474	423	296	74
Commercial and industrial	405	102	123	652	280
Commercial construction and land development	---	344	1,943	167	---
Agricultural and other loans to farmers	81	160	---	396	68
Residential real estate mortgages	406	568	254	160	455
Other consumer loans	120	294	90	103	78
Home equity loans	29	92	94	100	40
Total charge-offs	1,255	2,034	2,927	1,874	995

Recoveries:
Commercial real estate mortgages	105	$ 9	$ 8	$ 3	$ ---
Commercial and industrial loans	23	25	82	10	13
Commercial construction and land development	---	---	77	---	---
Agricultural and other loans to farmers	37	82	45	5	8
Residential real estate mortgages	7	104	---	106	119
Other consumer loans	23	38	41	69	16
Home equity loans	20	---	---	40	---
Total recoveries	215	258	253	233	156

Net charge-offs	1,040	1,776	2,674	1,641	839
Provision charged to operations	1,418	1,652	2,395	2,327	3,207

Balance at end of period	$ 8,475	$ 8,097	$ 8,221	$ 8,500	$ 7,814

Average loans outstanding during period	$839,010	$779,800	$717,895	$681,988	$655,201
Annualized net charge-offs to average loans outstanding	0.12%	0.23%	0.37%	0.24%	0.13%

For the year ended December 31, 2013, total net loan charge-offs amounted to $1,040, representing a decline of $736, or 41.4%, compared with 2012. Total net charge-offs to average loans outstanding amounted to 0.12% in 2013, compared with 0.23% in 2012.

The following table presents the five-year summary of the allowance by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(at December 31)

	2013		2012		2011		2010		2009
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans

Commercial and Industrial, and agricultural	$1,601	11.83%	$1,329	10.35%	$1,653	12.22%	$1,460	11.66%	$1,812	12.19%
Commercial and Consumer real estate mortgages:
Real estate-construction and land development	314	2.13%	515	2.71%	594	4.12%	999	4.58%	349	4.02%
Real estate-mortgage	6,255	82.42%	5,905	82.74%	5,602	79.19%	5,858	81.40%	5,377	80.98%
Installments and other loans to individuals	137	1.70%	207	2.33%	286	3.14%	73	0.63%	122	0.70%
Tax exempt	168	1.92%	141	1.87%	86	1.33%	110	1.73%	154	2.11%
TOTAL	$8,475	100.00%	$8,097	100.00%	$8,221	100.00%	$8,500	100.00%	$7,814	100.00%

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

At December 31, 2013, the cash surrender value of BOLI amounted to $7,879, compared with $7,633 at December 31, 2012, representing an increase of $246, or 3.2%.

Other Assets

The Company’s other assets are principally comprised of accrued interest receivable, deferred income taxes and other real estate owned.

At December 31, 2013 total other assets amounted to $18,812, compared with $12,984 at December 31, 2012, representing an increase of $5,828, or 44.9%. The increase in other assets was principally attributed to an increase in deferred income taxes, which resulted from higher levels of unrealized losses in the Bank’s securities portfolio.

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

Total Deposits: At December 31, 2013, total deposits amounted to $835,651 compared with $795,765 at December 31, 2012, representing an increase of $39,886, or 5.0%.

Demand Deposits: The Bank’s demand deposits are principally business accounts, which account for approximately two-thirds of total demand deposits. At December 31, 2013, total demand deposits amounted to $72,259, compared with $71,865 at December 31, 2012, representing an increase of $394, or 0.5%. As discussed above, the Bank’s deposits are seasonal in nature and the timing and extent of seasonal swings vary from year to year. This is particularly the case with demand deposits. For the year ended December 31, 2013, total average demand deposits amounted to $70,978, compared with $67,900 in 2012, representing an increase of $3,078, or 4.5%. The increase in average demand deposits was largely attributed to a relatively strong tourist season in the local communities served by the Bank combined with new customer relationships, including those acquired in connection with the 2012 Border Trust transaction.

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

NOW Accounts: The Bank offers interest bearing NOW accounts to individuals and not-for-profit organizations. At December 31, 2013, total NOW accounts amounted to $135,246, compared with $123,015 at December 31, 2013, representing an increase of $12,231, or 9.9%. For the year ended December 31, 2013, average NOW accounts amounted to $124,382, compared with $103,955 in 2012, representing an increase of $20,427, or 19.6%.  The increase in average NOW accounts was largely attributed to the deposits acquired in connection with the Border Trust transaction, as well as new customer relationships.

Savings and Money Market Deposits:  At December 31, 2013, total savings and money market accounts amounted to $232,558, compared with $230,325 at December 31, 2012, representing an increase of $2,233, or 1.0%. For the year ended December 31, 2013, average savings and money market accounts amounted to $241,670, compared with $209,622 in 2012, representing an increase of $32,048 or 15.3%. This increase was principally attributed to new customer relationships and, to a lesser extent, the deposits acquired in connection with the Border Trust transaction.

Time Deposits: At December 31, 2013, total time deposits amounted to $395,588, compared with $370,560 at December 31, 2012, representing an increase of $25,028, or 6.8%. A portion of the Bank’s time deposits include certificates of deposit obtained from the national market. This source of funds is generally utilized to help support the Bank’s earning asset growth, while maintaining its strong on-balance-sheet liquidity position via secured borrowing lines of credit with the FHLB and the Federal Reserve Bank of Boston.

The following table summarizes the changes in the average balances of deposits during the periods indicated, including the weighted average interest rates paid for each category of deposits:

AVERAGE DEPOSIT BALANCES BY CATEGORY OF DEPOSIT

	2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 70,978	---	$ 67,900	---
NOW accounts	124,382	0.19%	103,955	0.24%
Savings and money market deposits	241,670	0.24%	209,622	0.31%
Time deposits	400,044	1.45%	384,064	1.77%
Total deposits	$837,074		$765,541

The following table summarizes the maturity distribution of time deposits of $100 or greater:

MATURITY SCHEDULE

TIME DEPOSITS $100 OR GREATER

DECEMBER 31, 2013

Three months or less	$ 30,632
Over three to six months	40,629
Over six to twelve months	44,349
Over twelve months	36,711
Total	$152,321

Time deposits in denominations of $100 or greater totaled $152,321 at December 31, 2013, compared with $130,614 at December 31, 2012, representing an increase of $21,707, or 16.6%.

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

Refer to Part II, Item 7, Contractual Obligations, and Notes 9 and 10, Short-term Borrowings and Long-term Debt, of the consolidated financial statements in this annual report on form 10-K for further information on borrowed funds.

Total Borrowings: At December 31, 2013, total borrowings amounted to $409,445, compared with $371,567 at December 31, 2012, representing an increase of $37,878, or 10.2%. The increase in borrowings was principally utilized to help fund the Bank’s earning asset growth.

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

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at December 31, 2013 the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

The Company’s Shelf Registration expired on November 3, 2012. The Company has not decided whether to file a new shelf registration statement and does not have any current plans to raise additional capital; however, the Company does recognize that financial flexibility is important and that a shelf registration filed with the SEC can be a prudent capital management tool should the need or opportunity to raise capital on attractive terms arise and, therefore, the Company may consider the filing of a new shelf registration with the SEC on terms similar to the Shelf Registration or other terms during 2014 or in other future years.

Capital Ratios: As of December 31, 2013 and 2012, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At December 31, 2013, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 16.62%, 14.97% and 9.01%, respectively.

The following table sets forth the Company's regulatory capital at December 31, 2013 and 2012, under the rules applicable at that date.

	December 31, 2013		December 31, 2012

	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$137,311	16.62%	$127,857	15.78%
Regulatory Requirement	66,106	8.00%	64,812	8.00%
Excess over "adequately capitalized"	$ 71,205	8.62%	$ 63,045	7.78%

Tier 1 Capital to Risk Weighted Assets	$123,730	14.97%	$114,667	14.15%
Regulatory Requirement	33,053	4.00%	32,406	4.00%
Excess over "adequately capitalized"	$ 90,677	10.97%	$ 82,261	10.15%

Tier 1 Capital to Average Assets	$123,730	9.01%	$114,667	8.87%
Regulatory Requirement	54,954	4.00%	51,730	4.00%
Excess over "adequately capitalized"	$ 68,776	5.01%	$ 62,937	4.87%

As more fully disclosed in Note 11 of the Consolidated Financial Statements in this Annual Report on Form 10-K, the Bank also maintained its standing as a well-capitalized institution as defined by applicable regulatory standards. At December 31, 2013, the Bank’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 16.81%, 15.16% and 9.12%, respectively.

Shareholders’ Equity: At December 31, 2013, total shareholders’ equity amounted to $121,379, compared with $128,046 at December 31, 2012, representing a decline of $6,667, or 5.2%. The decline in shareholder’s equity was attributed to a $15,637 decline in accumulated other comprehensive income. This decline was principally the result of a reduction in unrealized gains in the Bank’s securities portfolio, which declined from a tax effective unrealized gain of $8,098 at December 31, 2012 to a tax effected unrealized loss of $7,567 at December 31, 2013. The net unrealized losses at December 31, 2013 were attributed to a significant increase in interest rates and pricing spreads during 2013, which negatively impacted the fair value of the Bank’s fixed income securities portfolio.

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

As of December 31, 2013, the Company had repurchased 104,952 shares of stock under this plan, at a total cost of $2,937 and an average price of $27.98 per share. During 2013, the Company repurchased 700 shares under the plan.  The Company records repurchased shares as treasury stock.

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

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2013, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $4,915 compared with $4,565 in 2012. The Company’s 2013 dividend payout ratio amounted to 37.3%, compared with 36.6% in 2012. The total regular cash dividends paid in 2013 amounted to $1.25 per common share of common stock, compared with $1.17 in 2012, representing an increase of $0.08 per share, or 6.8%.

In the first quarter of 2014, the Company declared a regular cash dividend of $0.325 per share of common stock, representing an increase of $0.02 or 6.6%, compared with the first quarter of 2013. Based on the December 31, 2013 price of the Company’s common stock of $39.99 per share, the dividend yield amounted to 3.25%.

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

The following table summarizes the Company’s contractual obligations at December 31, 2013. Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings.

CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$384,190	$ 292,690	$32,000	$59,500	$ ---
Securities sold under agreements to repurchase	20,255	20,255	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	1,638	412	591	275	360
Total	$411,083	$313,357	$32,591	$59,775	$5,360

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. At December 31, 2013, the Bank had $44,000 in callable advances.

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

At December 31, 2013 and 2012, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At December 31, 2013, commitments under existing standby letters of credit totaled $378, compared with $307 at December 31, 2012. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank’s commitments to extend credit as of December 31:

COMMITMENTS TO EXTEND CREDIT

	December 31, 2013	December 31, 2012

Commitments to originate loans	$ 10,269	$ 20,843
Unused lines of credit	98,486	106,773
Un-advanced portions of construction loans	12,203	22,047
Total	$120,958	$149,663

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

At December 31, 2013 and 2012 and during the years then ended, the Bank did not have any outstanding, off balance sheet financial derivative instruments.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 4% of total assets. At December 31, 2013, liquidity, as measured by the basic surplus model, was 7.6% over the 30-day horizon and 6.5% over the 90-day horizon.

At December 31, 2013, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $150 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2013, the Bank’s available secured line of credit at the FRB stood at $166,347 or 12.2% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its liquidity position.

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

Total Net Interest Income: For the year ended December 31, 2013, net interest income on a tax- equivalent basis amounted to $40,848 compared with $38,599 in 2012, representing an increase of $2,249, or 5.8%. As more fully discussed below, the increase in 2013 tax-equivalent net interest income compared with 2012 was attributed to average earning asset growth of $99,321 or 8.3%, as the net interest margin declined eight basis points.

For the year ended December 31, 2012, net interest income on a tax-equivalent basis amounted to $38,599 compared with $35,860 in 2011, representing an increase of $2,739, or 7.6%. As more fully discussed below, the increase in 2012 tax-equivalent net interest income compared with 2011 was attributed to average earning asset growth of $86,957 or 7.8%, as the net interest margin remained unchanged.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s daily average balance sheets and the components of net interest income, including a reconciliation of tax-equivalent adjustments, for the years ended December 31, 2013, 2012 and 2011:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

For the year ended December 31, 2013

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 839,010	$37,460	4.46%
Securities (2,3)	438,893	14,982	3.41%
Federal Home Loan Bank stock	18,217	69	0.38%
Fed funds sold, money market funds, and time deposits with other banks	1	---	0.00%

Total Earning Assets	1,296,121	52,511	4.05%

Non-Interest Earning Assets:
Cash and due from banks	3,607
Allowance for loan losses	(8,334)
Other assets (2)	53,959
Total Assets	$1,345,353

Interest Bearing Liabilities:
Deposits	$ 766,096	$ 6,616	0.86%
Borrowings	376,305	5,047	1.34%
Total Interest Bearing Liabilities	1,142,401	11,663	1.02%
Rate Spread			3.03%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	70,978
Other liabilities	6,634
Total Liabilities	1,220,013
Shareholders' equity	125,340
Total Liabilities and Shareholders' Equity	$1,345,353
Net interest income and net interest margin (3)		40,848	3.15%
Less: Tax-equivalent adjustment (3)		(1,762)
Net Interest Income		$39,086	3.02%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, reported on a tax-equivalent basis calculated using a tax rate of 34%.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

For the year ended December 31, 2012

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 779,800	$36,802	4.72%
Securities (2,3)	399,601	15,578	3.90%
Federal Home Loan Bank stock	17,366	86	0.50%
Fed funds sold, money market funds, and time
deposits with other banks	33	---	0.00%

Total Earning Assets	1,196,800	52,466	4.38%

Non-Interest Earning Assets:
Cash and due from banks	3,221
Allowance for loan losses	(8,404)
Other assets (2)	60,773
Total Assets	$1,252,390

Interest Bearing Liabilities:
Deposits	$ 697,641	$ 7,707	1.10%
Borrowings	354,757	6,160	1.74%
Total Interest Bearing Liabilities	1,052,398	13,867	1.32%
Rate Spread			3.06%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	67,900
Other liabilities	6,492
Total Liabilities	1,126,790
Shareholders' equity	125,600
Total Liabilities and Shareholders' Equity	$1,252,390
Net interest income and net interest margin (3)		38,599	3.23%
Less: Tax-equivalent adjustment (3)		(1,628)
Net Interest Income		$36,971	3.09%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, reported on a tax-equivalent basis calculated using a tax rate of 34%.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

For the year ended December 31, 2011

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 717,895	$34,983	4.87%
Securities (2,3)	375,738	17,348	4.62%
Federal Home Loan Bank stock	16,068	47	0.29%
Fed funds sold, money market funds, and time deposits with other banks	142	---	0.00%

Total Earning Assets	1,109,843	52,378	4.72%

Non-Interest Earning Assets:
Cash and due from banks	7,532
Allowance for loan losses	(9,051)
Other assets (2)	42,839
Total Assets	$1,151,163

Interest Bearing Liabilities:
Deposits	$ 677,245	$ 8,765	1.29%
Borrowings	296,034	7,753	2.62%
Total Interest Bearing Liabilities	973,279	16,518	1.70%
Rate Spread			3.02%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	61,553
Other liabilities	5,196
Total Liabilities	1,040,028
Shareholders' equity	111,135
Total Liabilities and Shareholders' Equity	$1,151,163
Net interest income and net interest margin (3)		35,860	3.23%
Less: Tax-equivalent adjustment (3)		(1,471)
Net Interest Income		$34,389	3.10%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, reported on a tax-equivalent basis calculated using a tax rate of 34%.

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

The Company’s tax-equivalent net interest margin amounted to 3.15% in 2013, compared with 3.23% in 2012 and 2011.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

          NET INTEREST MARGIN ANALYSIS

WEIGHTED AVERAGE RATES	2013				2012
Quarter:	4	3	2	1	4	3	2	1
Interest Earning Assets:
Loans (1,3)	4.33%	4.39%	4.55%	4.59%	4.71%	4.72%	4.64%	4.82%
Securities (2,3)	3.61%	3.33%	3.25%	3.45%	3.72%	3.72%	3.96%	4.22%
Federal Home Loan Bank stock	0.37%	0.39%	0.27%	0.49%	0.50%	0.49%	0.49%	0.50%
Fed Funds sold, money market funds, and time deposits with other banks
	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	4.03%	3.97%	4.06%	4.16%	4.32%	4.32%	4.35%	4.56%

Interest Bearing Liabilities:
Deposits	0.82%	0.82%	0.86%	0.96%	1.05%	1.07%	1.13%	1.18%
Borrowings	1.15%	1.27%	1.50%	1.46%	1.63%	1.72%	1.69%	1.91%
Total Interest Bearing Liabilities	0.93%	0.97%	1.06%	1.14%	1.24%	1.28%	1.33%	1.43%

Rate Spread	3.10%	3.00%	3.00%	3.02%	3.08%	3.04%	3.02%	3.13%

Net Interest Margin (3)	3.21%	3.12%	3.12%	3.15%	3.23%	3.20%	3.17%	3.30%

Net Interest Margin without Tax-equivalent Adjustments	3.07%	2.98%	2.99%	3.02%	3.08%	3.06%	3.04%	3.17%

 (1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, reported on a tax-equivalent basis calculated using a tax rate of 34%.

Recent data suggests the U.S. economy continues to slowly emerge from a deep recession, which was driven by sharp downturns in the nationwide housing and credit markets, followed by multi-decade high unemployment rates and diminished consumer confidence and spending. In 2008, the Board of Governors of the Federal Reserve System addressed the economic decline with changes in its monetary policy by reducing the Federal Funds rate from 4.25% to a range of 0% to 0.25%, where it stayed all the way through 2013. These actions put considerable pressure on the Bank’s net interest margin. During 2011, long-term interest rates declined to historic levels with the 10-year U.S. Treasury closing as low as 1.72%. While the 2011 interest rate environment pressured a further decline in earning asset yields, the Bank was able to more than offset this decline by lowering the cost of its interest bearing deposits and borrowings, resulting in an improved net interest margin compared with 2010.

During 2012, long-term interest rates again declined to historic levels with the 10-year U.S. Treasury closing as low as 1.39%. While the 2012 interest rate environment pressured a further decline in earning asset yields, the Bank was able to offset this decline by lowering the cost of its interest bearing deposits and borrowings, resulting in a stable net interest margin compared with 2011.

In 2013, long-term interest rates increased, with the ten-year U.S. Treasury surpassing 3.00% in the second half of the year. While this increase helped strengthen the net interest margin in the third and fourth quarters of 2013, the Bank’s full year 2013 net interest margin declined eight basis points compared with 2012, as the yield on earning assets declined more than the cost of interest bearing liabilities.

The foregoing trends are discussed in more detail below.

For the year ended December 31, 2013, the weighted average yield on average earning assets amounted to 4.05%, compared with 4.38% in 2012, representing a decline of 33 basis points. The weighted average cost of interest bearing liabilities amounted to 1.02% in 2013, compared with 1.32% in 2012, representing a decline of 30 basis points. To summarize, comparing 2013 with 2012, the decline in the Bank’s weighted average yield on its earning asset portfolios exceeded the decline in its weighted average cost of interest bearing liabilities by three basis points. This resulted in an eight basis point decline in the Bank’s 2013 net interest margin and a three basis point decline in the Bank’s rate spread, principally reflecting the volume of lower yielding earning assets added to the balance sheet during the year.

For the year ended December 31, 2012, the weighted average yield on average earning assets amounted to 4.38%, compared with 4.72% in 2011, representing a decline of 34 basis points. However, the weighted average cost of interest bearing liabilities amounted to 1.32% in 2012, compared with 1.70% in 2011, representing a decline of 38 basis points. To summarize, comparing 2012 with 2011, the decline in the Bank’s weighted average cost of interest bearing liabilities exceeded the decline in the weighted average yield on its earning asset portfolios by four basis points, resulting in an improved interest rate spread. While the interest rate spread improved four basis points in 2012, the net interest margin remained unchanged, principally reflecting the volume of lower yielding earning assets added to the balance sheet during the year.

The declines in earning asset yields during 2013 and 2012 were principally attributed to the replacement of accelerated cash flows from the securities and loan portfolios, as well as the origination of new loans and the purchase of securities, during a period of historically low interest rates. The 2013 and 2012 declines in the cost of interest bearing liabilities were largely attributed to higher cost, maturing time deposits and borrowings being replaced at significantly lower interest rates. While the Bank was able to continue lowering the rates on many of its core deposit products during 2012 while remaining competitive in the markets served by the Bank, such opportunities subsided during 2013.

Interest and Dividend Income: For the year ended December 31, 2013, total interest and dividend income on a tax-equivalent basis amounted to $52,511, compared with $52,466 in 2012, representing an increase of $45, or 0.1%. The increase in interest and dividend income was attributed to average earning growth of $99,321 or 8.3%, which was almost entirely offset by a 33 basis point decline in the weighted average earning asset yield.

For the year ended December 31, 2013, tax-equivalent interest income from the securities portfolio amounted to $14,982, compared with $15,578 in 2012, representing a decline of $596 or 3.8%. This decline was principally attributed to a 49 basis point decline in the weighted average securities yield to 3.41%, partially offset by a $39,292 or 9.8% increase in total average securities. The decline in the weighted average securities yield was principally attributed to the ongoing replacement of MBS cash flows in a historically low interest rate environment combined with incremental securities purchases at prevailing low market yields. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity driven by historically low interest rates, a variety of government stimulus programs, quantitative easing efforts by the Federal Reserve, as well as continuing credit defaults. During the second half of 2013, long-term interest rates increased significantly causing a slowing of prepayment speeds on the Bank’s MBS, which resulted in less purchase premium amortization and higher book yields compared with the first half of the year. Company management believes future prepayment speeds and premium amortization will largely be dependent on policy decisions by the Federal Reserve and the pace of the economic recovery.

For the year ended December 31, 2013, tax-equivalent interest income from the loan portfolio amounted to $37,460, compared with $36,802 in 2012, representing an increase of $658, or 1.8%. This increase was principally attributed to average loan portfolio growth of $59,210 or 7.6%, as the weighted average yield declined 26 basis points to 4.46%. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as an elevated level of residential mortgage loan refinancing activity during a period of historically low interest rates.

As depicted on the rate/volume analysis table below, comparing 2013 with 2012, the impact of the increased volume of total average earning assets contributed $4,332 to the increase in total tax-equivalent interest income, but this increase was almost entirely offset by a $4,287 decline attributed to the lower weighted average earning asset yield.

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

For the year ended December 31, 2012, tax-equivalent interest income from the securities portfolio amounted to $15,578, compared with $17,348 in 2011, representing a decline of $1,770 or 10.2%. This decline was principally attributed to a 72 basis point decline in the weighted average securities yield to 3.90%, partially offset by a $23,863 or 6.4% increase in total average securities. The decline in the weighted average securities yield was principally attributed to the ongoing replacement of accelerated mortgage-backed securities cash flows in a historically low interest rate environment combined with incremental securities purchases at low prevailing market yields. Accelerated cash flows were principally attributed to increased securitized loan refinancing activity driven by historically low interest rates, a variety of government stimulus programs, quantitative easing efforts by the Federal Reserve, as well as continuing credit defaults.

For the year ended December 31, 2012, tax-equivalent interest income from the loan portfolio amounted to $36,802, compared with $34,983 in 2011, representing an increase of $1,819 or 5.2% compared with 2011. This increase was principally attributed to average loan portfolio growth of $61,905 or 8.6%, as the weighted average yield declined 15 basis points to 4.72%. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as an elevated level of residential mortgage loan refinancing activity during a period of historically low interest rates.

As depicted on the rate/volume analysis table below, comparing 2012 with 2011, the impact of the increased volume of total average earning assets contributed $4,122 to the increase in total tax-equivalent interest income, but this increase was almost entirely offset by a $4,034 decline attributed to the lower weighted average earning asset yield.

Interest Expense: For the year ended December 31, 2013, total interest expense amounted to $11,663, compared with $13,867 in 2012, representing a decline of $2,204, or 15.9%. This decline was principally attributed to a 30 basis point decline in the weighted average interest rate paid on interest bearing liabilities to 1.02%, offset in part by a $90,003 or 8.6% increase in average interest bearing liabilities.

The 2013 decline in the average cost of interest bearing liabilities was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. The weighted average cost of interest bearing deposits declined 24 basis points in 2013 to 0.86%, while the weighted average cost of borrowings declined 40 basis points to 1.34%, principally reflecting the maturity of higher cost, long-term borrowings that were replaced in a historically low interest rate environment.

As depicted on the rate/volume analysis table below, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $3,336 to the 2013 decline in interest expense, offset in part by $1,132 attributed to the increased volume of interest bearing liabilities.

For the year ended December 31, 2012, total interest expense amounted to $13,867, compared with $16,518 in 2011, representing a decline of $2,651, or 16.0%. This decline was principally attributed to a 38 basis point decline in the weighted average interest rate paid on interest bearing liabilities to 1.32%, offset in part by a $79,119 or 8.1% increase in average interest bearing liabilities.

The 2012 decline in the average cost of interest bearing liabilities was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. The weighted average cost of interest bearing deposits declined 19 basis points in 2012 to 1.10%, while the weighted average cost of borrowings declined 88 basis points to 1.74%, principally reflecting the maturity of higher cost, long-term borrowings that were replaced in a historically low interest rate environment.

As depicted on the rate/volume analysis table below, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $4,460 to the 2012 decline in interest expense, offset in part by $1,809 attributed to the increased volume of interest bearing liabilities.

Rate/Volume Analysis: The following tables set forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities, and changes in average rates on such assets and liabilities. The income from tax-exempt assets has been adjusted to a fully tax-equivalent basis, thereby allowing uniform comparisons to be made. Because of the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories in proportion to the relationships of the absolute dollar amounts of the change in each.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013 VERSUS 2012

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$2,789	$(2,131)	$ 658
Securities (2,3)	1,539	(2,135)	(596)
Federal Home Loan Bank stock	4	(21)	(17)
Fed funds sold, money market funds, and time deposits with other banks	---	---	---
TOTAL EARNING ASSETS	$4,332	$(4,287)	$ 45

Interest bearing deposits	758	(1,849)	(1,091)
Borrowings	374	(1,487)	(1,113)
TOTAL INTEREST BEARING LIABILITIES	$1,132	$(3,336)	$(2,204)

NET CHANGE IN NET INTEREST INCOME	$3,200	$ (951)	$ 2,249

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, reported on a tax-equivalent basis calculated using a tax rate of 34%.

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

(3) For purposes of these computations, reported on a tax-equivalent basis calculated using a tax rate of 34%.

Provision for Loan Losses

The provision for loan losses (the “provision”) reflects the amount necessary to maintain the allowance for loan losses (the “allowance”) at a level that, in management’s judgment, is appropriate for the amount of inherent risk of probable loss in the Bank’s current loan portfolio.

The overall credit quality of the Bank’s loan portfolio remained relatively stable during 2013. While non-performing loans declined $1,027 or 10.4%, other delinquent and potential problem loans increased $1,498 or 10.8%, compared with December 31, 2012. The Bank’s loan loss experience improved in 2013 with total net loan charge-offs amounting to $1,040, or annualized net charge-offs to average loans outstanding of 0.12% compared with $1,776 or 0.23% in 2012, respectively.

For the year ended December 31, 2013, the Bank recorded a provision for loan losses (the “provision”) of $1,418, compared with $1,652 in 2012, representing a decline of $234, or 14.2%. The decline in the provision largely reflected stable credit quality metrics combined with improved loan loss experience.

For the year ended December 31, 2012, the overall credit quality of the Bank’s loan portfolio continued to improve. This improvement was highlighted by a $3,040 or 23.6% decline in non-performing loans and lower levels of delinquent and potential problem loans expressed as a percent of total loans, compared with December 31, 2011. During 2012, the Bank’s loan loss experience improved with total net loan charge-offs amounting to $1,776, or annualized net charge-offs to average loans outstanding of 0.23% compared with $2,674 or 0.37% in 2011, respectively.

For the year ended December 31, 2012, the Bank recorded a provision of $1,652, compared with $2,395 in 2011, representing a decline of $743, or 31.0%. The provision recorded in 2012 was largely driven by the Bank’s charge-off experience, growth in the loan portfolio, and still depressed real estate values. The 2012 decline in the provision largely reflected improved credit quality metrics, as discussed immediately above, which continued to stabilize during 2012.

Refer to Part II, Item 7, Non-performing Loans, Potential Problem Loans and the Allowance for Loan Losses, in this Annual Report on Form 10-K for further discussion and analysis related to the provision for loan losses.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. In 2013, non-interest income represented 16.2% of total net interest income and non-interest income, compared with 17.3% in 2012.

For the year ended December 31, 2013, total non-interest income amounted to $7,566, compared with $7,709 in 2012, representing a decline of $143, or 1.9%.

For the year ended December 31, 2012, total non-interest income amounted to $7,709, compared with $6,792 in 2011, representing an increase of $917, or 13.5%.

Factors contributing to the 2013 and 2012 changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Financial Services Income: Income from trust and financial services represented 48.0% of the Company’s total non-interest income in 2013, compared with 42.5% and 45.1% in 2012 and 2011, respectively. Income from trust and financial services is principally derived from fee income based on a percentage of the fair market value of client assets under management and held in custody and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the year ended December 31, 2013, income from trust and other financial services amounted to $3,634, compared with $3,278 in 2012, representing an increase of $356, or 10.9%. This increase was attributed to higher levels of revenue from retail brokerage activities, as well as increases in the fair value of assets under management. Reflecting strength in the equity markets and additional new business, assets under management stood at $387,633 as of December 31, 2013, compared with $355,461 at December 31, 2012, representing an increase of $32,172 or 9.1%.

For the year ended December 31, 2012, income from trust and other financial services amounted to $3,278, compared with $3,061 in 2011, representing an increase of $217, or 7.1%. This increase was principally attributed to increases in the fair value of assets under management, new client relationships, as well as increased brokerage activity. Reflecting additional new business and some stability in the equity markets, assets under management stood at $355,461 as of December 31, 2012, compared with $333,868 at December 31, 2011, representing an increase of $21,593 or 6.5%.

Service Charges on Deposit Accounts: This income is principally derived from overdraft fees, monthly deposit account maintenance and activity fees, automated teller machine (“ATM”) fees and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 16.5% of total 2013 non-interest income, compared with 15.5% and 18.9% in 2012 and 2011, respectively.

For the year ended December 31, 2013, income generated from service charges on deposit accounts amounted to $1,248, compared with $1,196 in 2012, representing an increase of $52, or 4.3%. This increase was principally attributed to customer overdraft increases instituted in the third quarter of 2012, as the level of customer overdraft activity was essentially unchanged compared with 2012.

For the year ended December 31, 2012, income generated from service charges on deposit accounts amounted to $1,196, compared with $1,284 in 2011, representing a decline of $88, or 6.9%. This decline was principally attributed to declines in deposit account overdraft fees, reflecting reduced overdraft activity and the impact of new regulations that limit the ability of a bank to offer overdraft protection to customers without their specific consent and to derive fees from overdraft protection programs in general.

Credit and Debit Card Service Charges and Fees: This income is principally derived from the Bank’s Visa debit card product, merchant credit card processing fees and fees associated with Visa credit cards. Income from credit and debit card service charges and fees represented 20.8% of total 2013 non-interest income, compared with 19.0% and 18.8% in 2012 and 2011, respectively.

For the year ended December 31, 2013, credit and debit card service charges and fees amounted to $1,572, compared with $1,462 and $1,277 in 2012 and 2011, representing increases of $110 and $185, or 7.5% and 14.5%, respectively. These increases were principally attributed to continued growth of the Bank’s retail deposit base, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the year ended December 31, 2013, total net securities gains amounted to $676, compared with $1,938 in 2012, representing a decline of $1,262, or 65.1%. The net realized securities gains recorded during 2013 were comprised of realized gains of $684, offset by realized losses of $8.

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

Net OTTI Losses Recognized in Earnings: For the years ended December 31, 2013, 2012 and 2011, net OTTI losses recognized in earnings amounted to $249, $853 and $2,219, representing declines of $604 and $1,366, or 70.8% and 61.6%, respectively. During 2013 and 2012 the Company determined that certain available-for-sale, private-label mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. The declines in 2013 and 2012 credit losses principally reflected stabilizing loss severity and constant default rates of the underlying residential mortgage loan collateral, resulting from stabilizing real estate values, foreclosure and collateral liquidation timelines, and general economic conditions.

The OTTI losses recorded in 2013 and 2012 related to fourteen, available for sale, private-label MBS, all but two of which the Company had previously determined to be other-than-temporarily impaired. These OTTI losses represented management’s best estimate of credit losses or additional credit losses on the residential mortgage loan collateral underlying these securities. The estimated 2013 and 2012 credit losses were previously recorded, net of taxes, in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to Part II, Item 8, Notes 1 and 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Other Operating Income: Other operating income principally includes income from bank-owned life insurance, representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Other operating income also includes a variety of miscellaneous service charges and fees. Other operating income represented 9.1% of total 2013 non-interest income, compared with 8.9% and 10.3% in 2012 and 2011, respectively.

For the year ended December 31, 2013, total other operating income amounted to $685, compared with $688 and $700 in 2012 and 2011, representing declines of $3 and $12, or 0.4% and 1.7%, respectively.

Non-interest Expense

For the years ended December 31, 2013, 2012 and 2011, total non-interest expense amounted to $26,860, $25,618 and $23,281, representing increases of $1,242 and $2,337, or 4.8% and 10.0%, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the year ended December 31, 2013, total salaries and employee benefit expenses amounted to $15,227, compared with $14,027 in 2012, representing an increase of $1,200, or 8.6%. This increase was attributed to a variety of factors including normal increases in base salaries, higher levels of employee incentive compensation, as well as changes in staffing levels and mix. The increase in salaries and benefits also reflected the Bank’s acquisition of three branch offices in the third quarter of 2012. Also contributing to the increase were expenses related to certain equity awards to members of the Company’s Board of Directors.

For the year ended December 31, 2012, total salaries and employee benefit expenses amounted to $14,027, compared with $12,814 in 2011, representing an increase of $1,213, or 9.5%. This increase was largely attributed to higher levels of employee severance payments including $263 incurred in connection with the Border Trust transaction, higher levels of employee incentive compensation, as well as normal increases in base salaries and changes in staffing levels and mix. The year-over-year increase in salaries and employee benefits also reflected the recording of $130 in employee health insurance credits, based on favorable claims experience, in 2011.

Occupancy Expense: For the years ended December 31, 2013 and 2012, total occupancy expense amounted to $1,968 and $1,682, compared with $1,682 and $1,514 in 2012 and 2011, representing increases of $286 and $168, or 17.0% and 11.1%, respectively. These increases were largely attributed to the acquisition of three branch offices in the third quarter of 2012, two of which are leased properties. The increase in occupancy expense was also attributed to the Bank’s substantial reconfiguration of its Ellsworth campus, including the replacement of its retail banking office, which was put in service in the third quarter of 2012.

Furniture and Equipment Expense: For the years ended December 31, 2013, 2012 and 2011, total furniture and equipment expense amounted to $2,005, $1,778 and $1,660, representing increases of $227 and $118, or 12.8% and 7.1%, respectively. The 2013 and 2012 increases in furniture and equipment expense were largely attributed to a variety of technology upgrades and new technology systems and applications. These increases were also attributed to the acquisition of three branch offices from Border Trust in the third quarter of 2012, as well as the replacement of the Bank’s Ellsworth retail banking office.

Credit and Debit Card Expenses: These expenses principally relate to the Bank’s Visa debit card processing activities. For the year ended December 31, 2013, total debit card expenses amounted to $384, compared with $367 and $310 in 2012 and 2011, representing increases of $17 and $57, or 4.6% and 18.4%, respectively. These increases were principally attributed to higher transaction volumes and were more than offset with higher revenues from these activities.

FDIC Insurance Assessments: For the year ended December 31, 2013, FDIC assessments amounted to $696, compared with $853 and $1,099 in 2012 and 2011, representing declines of $157 and $246, or 18.4% and 22.4%, respectively. These declines were largely attributed to a new assessment formula, whereby deposit insurance premiums are principally based on asset size and risk profiles rather than insurable deposits.

Other Operating Expense: For the year ended December 31, 2013, total other operating expenses amounted to $6,580, compared with $6,911 in 2012, representing a decline of $331, or 4.8%. The decline in 2013 other operating expenses was principally attributed to certain non-recurring branch acquisition expenses in connection with the 2012 Border Trust transaction, as well as lower levels of loan collection and other real estate owned expenses compared with 2012.

For the year ended December 31, 2012, total other operating expenses amounted to $6,911, compared with $5,884 in 2011, representing an increase of $1,027, or 17.5%. This increase was principally attributed to $600 in non-recurring expenses associated with the Border Trust transaction, including fees for professional services and a wide variety of conversion and integration related expenses. The increase in 2012 other operating expenses was additionally attributed to a $304 thousand or 132.7% increase in loan collection and other real estate owned expenses compared with 2011, largely reflecting higher levels of loan collection and foreclosure activity, as well as losses on the sale or write-down of owned properties.

Income Taxes

For the year ended December 31, 2013, total income taxes amounted to $5,191, compared with $4,944 and $4,462, in 2012 and 2011, representing increases of $247 and $482, or 5.0% and 10.8%, respectively.

The Company’s 2013 effective income tax rate amounted to 28.3%, compared with 28.4% and 28.8% in 2012 and 2011, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax-exempt income from certain investment securities, loans and bank owned life insurance.

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

ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), In January 2014, the FASB issued ASU 2014-04, which clarifies when an in substance repossession or foreclosure has occurred and the creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan either when legal title to the residential real estate property is obtained upon completion of a foreclosure or when the borrower has conveyed all interest in the residential real property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar arrangement. The ASU also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes.  The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2013, over one and two-year horizons and under different interest rate scenarios. In light of the prevailing Federal Funds rate of 0.00% to 0.25%, and the two-year U.S. Treasury note of 0.38% at December 31, 2013, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

DECEMBER 31, 2013

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$(278)	$(1,111)
Net interest income (%)	-0.65%	-2.60%
Year 2
Net interest income ($)	$(402)	$ (853)
Net interest income (%)	-0.94%	-2.00%

As more fully discussed below, the December 31, 2013 interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately exposed to rising interest rates over the one and two year horizons.

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

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will decline slightly over the one and two-year horizons as declining earning assets yields outpace reductions in funding costs. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate to strong earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will decline moderately over the one and two-year horizons and then trend steadily upward beyond two years. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price proportionately with earning asset yields. As funding costs begin to stabilize late in the first year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and increases in net interest income over the two year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year horizon should short-term and long-term interest rates rise in parallel. Over the two-year horizon and beyond, management believes moderate earning asset growth will be necessary to meaningfully increase the current level of net interest income.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2013, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bar Harbor Bankshares:

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 12, 2014

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$ 9,200	$ 14,992
Securities available for sale, at fair value (amortized cost of $461,635 and $405,769, respectively)	450,170	418,040
Federal Home Loan Bank stock	18,370	18,189
Loans	852,857	815,004
Allowance for loan losses	(8,475)	(8,097)
Loans, net of allowance for loan losses	844,382	806,907
Premises and equipment, net	20,145	19,255
Goodwill	4,935	4,935
Bank owned life insurance	7,879	7,633
Other assets	18,812	12,984
TOTAL ASSETS	$1,373,893	$1,302,935

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 72,259	$ 71,865
NOW accounts	135,246	123,015
Savings and money market deposits	232,558	230,325
Time deposits	395,588	370,560
Total deposits	835,651	795,765
Short-term borrowings	312,945	224,077
Long-term advances from Federal Home Loan Bank	91,500	142,490
Junior subordinated debentures	5,000	5,000
Other liabilities	7,418	7,557
TOTAL LIABILITIES	1,252,514	1,174,889

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,525,635 shares at December 31, 2013 and December 31, 2012	9,051	9,051
Surplus	26,845	26,693
Retained earnings	102,147	93,900
Accumulated other comprehensive (loss) income:
Prior service cost and unamortized net actuarial losses on employee
benefit plans, net of tax of ($192) and ($207), at December 31, 2013, and December 31, 2012, respectively	(373)	(401)
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($4,150) and $4,099, at December 31, 2013 and December 31, 2012, respectively	(8,055)	7,954
Portion of OTTI attributable to non-credit gains, net of tax of $252 and $74, at December 31, 2013, and December 31, 2012, respectively	488	144
Total accumulated other comprehensive (loss) income	(7,940)	7,697
Less: cost of 586,560 and 605,591 shares of treasury stock at December 31, 2013 and December 31, 2012, respectively	(8,724)	(9,295)

TOTAL SHAREHOLDERS' EQUITY	121,379	128,046

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,373,893	$1,302,935

The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands, except share and per share data)

	2013	2012	2011
Interest and dividend income:
Interest and fees on loans	$ 37,223	$ 36,579	$ 34,854
Interest on securities	13,457	14,173	16,006
Dividends on FHLB stock	69	86	47
Total interest and dividend income	50,749	50,838	50,907

Interest expense:
Deposits	6,616	7,707	8,765
Short-term borrowings	487	436	260
Long-term debt	4,560	5,724	7,493
Total interest expense	11,663	13,867	16,518

Net interest income	39,086	36,971	34,389
Provision for loan losses	1,418	1,652	2,395
Net interest income after provision for loan losses	37,668	35,319	31,994

Non-interest income:
Trust and other financial services	3,634	3,278	3,061
Service charges on deposit accounts	1,248	1,196	1,284
Credit and debit card service charges and fees	1,572	1,462	1,277
Net securities gains	676	1,938	2,689
Total other-than-temporary impairment ("OTTI") losses	(359)	(1,170)	(2,796)
Non-credit portion of OTTI losses (before taxes) (1)	110	317	577
Net OTTI losses recognized in earnings	(249)	(853)	(2,219)
Other operating income	685	688	700
Total non-interest income	7,566	7,709	6,792

Non-interest expense:
Salaries and employee benefits	15,227	14,027	12,814
Occupancy expense	1,968	1,682	1,514
Furniture and equipment expense	2,005	1,778	1,660
Credit and debit card expenses	384	367	310
FDIC insurance assessments	696	853	1,099
Other operating expense	6,580	6,911	5,884
Total non-interest expense	26,860	25,618	23,281

Income before income taxes	18,374	17,410	15,505
Income taxes	5,191	4,944	4,462

Net income	$ 13,183	$ 12,466	$ 11,043

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	3,932,051	3,901,118	3,860,474
Effect of dilutive employee stock options	20,242	18,651	18,140
Diluted	3,952,293	3,919,769	3,878,614

Per Common Share Data:
Basic Earnings Per Share	$ 3.35	$ 3.20	$ 2.86
Diluted Earnings Per Share	$ 3.34	$ 3.18	$ 2.85

(1)  Included in other comprehensive income, net of taxes

 The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands)

	Years Ended December 31,
	2013	2012	2011

Net income	$ 13,183	$12,466	$11,043
Other comprehensive income:
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($7,926), $915 and $3,612, respectively	(15,383)	1,773	7,012
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($230), ($658) and ($914), respectively	(446)	(1,279)	(1,775)
Add other-than-temporary impairment adjustment, net of tax of $122, $398 and $950, respectively	237	772	1,845
Less non-credit portion of other-than-temporary impairment losses, net of tax of ($37), ($108) , and ($196), respectively	(73)	(209)	(381)
Net amortization of prior service cost and actuarial gain for supplemental executive retirement plan, net of related tax of ($36), ($47) and $1, respectively	(69)	(92)	2
Actuarial gain (loss) on supplemental executive retirement plan, net of related tax of $51, ( $151) and $19, respectively	97	(292)	37
Total other comprehensive (loss) income	(15,637)	673	6,740
Total comprehensive (loss) income	$ (2,454)	$13,139	$17,783

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands, except share and per share data)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2010	$ 9,051	$26,165	$ 80,379	$ 284	$(12,271)	$103,608
Net income	---	---	11,043	---	---	11,043
Total other comprehensive income	---	---	---	6,740	---	6,740
Dividend declared:
Common stock ($1.095 per share)	---	---	(4,228)	---	---	(4,228)
Purchase of treasury stock (22,087 shares)	---	---	---	---	(623)	(623)
Stock options exercised (78,035 shares), including related tax effects	---	248	(996)	---	2,359	1,611
Recognition of stock based compensation expense	---	99	---	---	---	99
Balance December 31, 2011	$9,051	$26,512	$ 86,198	$ 7,024	$(10,535)	$118,250

Balance December 31, 2011	$9,051	$26,512	$ 86,198	$ 7,024	$(10,535)	$118,250
Net income	---	---	12,466	---	---	12,466
Total other comprehensive income	---	---	---	673	---	673
Dividend declared:
Common stock ($1.170 per share)	---	---	(4,565)	---	---	(4,565)
Purchase of treasury stock (5,383 shares)	---	---	---	---	(181)	(181)
Stock options exercised (45,154 shares), including related tax effects	---	35	(228)	---	1,380	1,187
Recognition of stock based compensation expense	---	195	21	---	---	216
Restricted stock grants (1,380 shares)	---	(49)	8	---	41	---
Balance December 31, 2012	$9,051	$26,693	$ 93,900	$ 7,697	$ (9,295)	$128,046

Balance December 31, 2012	$9,051	$26,693	$ 93,900	$ 7,697	$ (9,295)	$128,046
Net income	---	---	13,183	---	---	13,183
Total other comprehensive loss	---	---	---	(15,637)	---	(15,637)
Dividend declared:
Common stock ($1.250 per share)	---	---	(4,915)	---	---	(4,915)
Purchase of treasury stock (700 shares)	---	---	---	---	(24)	(24)
Stock options exercised (16,361 shares), including related tax effects	---	19	(49)	---	491	461
Recognition of stock based compensation expense	---	254	11	---	---	265
Restricted stock grants (3,370 shares)	---	(121)	17	---	104	---
Balance December 31, 2013	$9,051	$26,845	$102,147	$ (7,940)	$ (8,724)	$121,379

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$ 13,183	$ 12,466	$ 11,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,504	1,292	1,180
Amortization of core deposit intangible	92	36	---
Provision for loan losses	1,418	1,652	2,395
Net securities gains	(676)	(1,938)	(2,689)
Other-than-temporary impairment	249	853	2,219
Net amortization of bond premiums and discounts	5,076	4,133	1,636
Deferred tax benefit	(111)	(83)	(477)
Recognition of stock based expense	265	216	99
Gains on sale of other real estate owned	(53)	(37)	(20)
Net change in other assets	752	711	147
Net change in other liabilities	(139)	1,790	606
Net cash provided by operating activities	21,560	21,091	16,139

Cash flows from investing activities:

Net cash received in acquisition	---	1,197	---
Purchases of securities available for sale	(172,131)	(167,358)	(137,215)
Proceeds from maturities, calls and principal pay downs of mortgage-backed securities	94,382	93,984	73,737
Proceeds from sales of securities available for sale	17,234	39,304	48,468
Net increase in Federal Home Loan Bank stock	(181)	(1,351)	---
Net loans made to customers	(38,632)	(55,083)	(33,217)
Proceeds from sale of other real estate owned	1,084	831	167
Capital expenditures	(2,394)	(3,894)	(3,765)
Net cash used in investing activities	(100,638)	(92,370)	(51,825)

Cash flows from financing activities:
Net increase in deposits	39,886	33,602	14,562
Net increase (decrease) in securities sold under repurchase agreements and fed funds pu rchased	(381)	(3,992)	(5,679)
Proceeds from Federal Home Loan Bank advances	82,900	90,796	84,000
Repayments of Federal Home Loan Bank advances	(44,641)	(39,296)	(58,052)
Purchases of Treasury Stock	(24)	(181)	(623)
Proceeds from stock option exercises, including excess tax benefits	461	1,187	1,611
Payments of dividends	(4,915)	(4,565)	(4,228)
Net cash provided by financing activities	73,286	77,551	31,591

Net (decrease) increase in cash and cash equivalents	(5,792)	6,272	(4,095)
Cash and cash equivalents at beginning of period	14,992	8,720	12,815
Cash and cash equivalents at end of period	$ 9,200	$ 14,992	$ 8,720

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 11,833	$ 14,011	$ 16,768
Income taxes	4,514	4,323	5,087

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 261	$ 1,058	$ 2,210

Acquisitions:
Fair value of noncash assets acquired	$ ---	$ 41,576	$ ---
Fair value of liabilities assumed	$ ---	(42,773)	---

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

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2013 through report issuance, for potential recognition or disclosure as required by GAAP.

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

Investment Securities: All securities held at December 31, 2013 and 2012 were classified as available-for-sale (“AFS”).  Available-for-sale securities consist of mortgage-backed securities and municipal debt securities, and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Bank does not have a securities trading portfolio or securities held-to-maturity.

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

Federal Home Loan Bank Stock:  The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). The Bank uses the FHLB for most of its wholesale funding needs. As a requirement of membership in the FHLB, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  FHLB stock is a non-marketable equity security and therefore is reported at cost, which generally equals par value. Shares held in excess of the minimum required amount are generally redeemable at par value.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2013.

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

Premises and Equipment: Premises and equipment and related improvements are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the lesser of the lease term or estimated useful lives of related assets; generally 25 to 40 years for premises and three to seven years for furniture and equipment.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes its annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2013, there was no indication of impairment that led the Company to believe it needed to perform a two-step test.

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

Accounting for Retirement Benefit Plans: The Company has non-qualified supplemental executive retirement agreements with certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company recognized the net present value of payments associated with the agreements over the service periods of the participating officers. Interest costs continue to be recognized on the benefit obligations. The Company also has a supplemental executive retirement agreement with a certain current executive officer. Thise agreement provides a stream of future payments in accordance with individually defined vesting schedules upon retirement,  termination,  or in the event that the participating  executive  leaves  the

Company following a change of control event. The Company recognizes the net present value of payments associated with these agreements over the service periods of the participating executive officers. Upon retirement, interest costs will continue to be recognized on the benefit obligation.

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

The Company performs an analysis of its tax positions and has not identified any uncertain tax positions for which tax benefits should not be recognized as of December 31, 2013. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

The Company’s income tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2012.

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

The results of Border Trust’s operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with this transaction, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table.

Fair value of total consideration paid:
Cash consideration paid at closing to Border Trust	$ 133

Fair value of identifiable assets acquired:
Cash and cash equivalents	$ 1,330
Securities	3,537
Federal Home Loan Bank Common stock	770
Loans	33,606
Premises and equipment	563
Core deposit intangible	783
Other assets	540
Total identifiable assets acquired	41,129

Fair value of liabilities assumed:
Deposits	38,520
Borrowings	3,776
Other liabilities	477
Total liabilities assumed	42,773

Fair value of net identifiable assets (liabilities) acquired	(1,644)

Goodwill resulting from transaction	$ 1,777

Goodwill of $1,777 was recorded after adjusting for the fair value of net identifiable assets acquired.  The goodwill from the acquisition represents the inherent long-term value anticipated from the synergies and business opportunities expected to be achieved as a result of the transaction. The core deposit intangible asset is being amortized over its estimated life, currently expected to be eight and one-half years.

Note 3: Securities Available For Sale

A summary of the amortized cost and market values of securities available for sale follows:

December 31, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$277,838	$ 4,386	$ 8,592	$273,632
US Government agency	83,153	833	2,457	81,529
Private label	5,423	825	78	6,170
Obligations of states and political subdivisions thereof	95,221	1,121	7,503	88,839
Total	$461,635	$ 7,165	$18,630	$450,170

December 31, 2012 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$238,974	$ 7,913	$ 1,064	$245,823
US Government agency	82,397	2,080	216	84,261
Private label	8,063	571	521	8,113
Obligations of states and political subdivisions thereof	76,335	4,040	532	79,843
Total	$405,769	$14,604	$ 2,333	$418,040

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.

For the year ended December 31, 2013, the Company recorded total OTTI losses of $359 (before taxes), related to three, available for sale, 1-4 family, private-label MBS, all of which the Company had previously determined was other-than-temporarily impaired. Of the $359 in total OTTI losses, $249 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $110 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $249 in estimated credit losses were recorded in earnings (before taxes) with the $110 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income (net of taxes). The additional credit losses principally reflected an increase in the future loss severity and constant default rate estimates resulting from still-recovering real estate markets, extended foreclosure and collateral liquidation timelines, and still-depressed economic conditions that affected the expected performance of the mortgage loans underlying these securities.

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

The OTTI losses recognized in earnings represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of loans underlying each security. In estimating those cash flows the Company considered loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent prepayment rates and future prepayment rate assumptions, and other estimates of future collateral performance.

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of December 31, 2013 it will recover the amortized cost basis of its private-label mortgage-backed securities and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given future market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period as well as changes in estimated credit losses recognized in pre-tax earnings for the three years ended December 31, 2013.

	2013	2012	2011

Estimated credit losses as of prior year-end,	$5,131	$4,697	$3,373
Additions for credit losses for securities on which OTTI has been previously recognized	249	682	1,757
Additions for credit losses for securities on which OTTI has not been previously recognized	---	171	462
Reductions for securities paid off during the period	691	419	895
Estimated credit losses as of December 31,	$4,689	$5,131	$4,697

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

As of December 31, 2013, the Company held fourteen private-label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $2,681 where OTTI losses have been historically recognized in pre-tax earnings (dating back to the fourth quarter of 2008). For twelve of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $519, net of tax, as included in accumulated OCI as of December 31, 2013.  For the remaining two securities, the total OTTI losses included in accumulated OCI amounted to $30 net of tax, as of December 31, 2013. As of December 31, 2013, the total net unrealized gains included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $488, net of tax, compared with net unrealized gains of $144, net of tax, at December 31, 2012.

As of December 31, 2013, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at December 31, 2013.  As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following tables summarize the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2013 and 2012. All securities referenced are debt securities. At December 31, 2013 and 2012, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
December 31, 2013	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$111,169	140	$ 4,801	$40,563	40	$3,791	$151,732	180	$ 8,592
US Government agency	36,356	47	1,982	9,156	12	475	45,512	59	2,457
Private label	826	12	61	449	7	17	1,275	19	78
Obligations of states and political subdivisions thereof	61,174	135	5,601	8,464	30	1,902	69,638	165	7,503
Total	$209,525	334	$12,445	$58,632	89	$6,185	$268,157	423	$18,630

	Less than 12 months			12 months or longer			Total
December 31, 2012	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$ 56,008	55	$ 1,064	$ ---	---	$ ---	$ 56,008	55	$ 1,064
US Government agency	15,281	18	216	56	2	---	15,337	20	216
Private label	783	6	48	2,196	14	473	2,979	20	521
Obligations of states and political subdivisions thereof	10,476	27	261	2,561	12	271	13,037	39	532
Total	$ 82,548	106	$ 1,589	$ 4,813	28	$ 744	$ 87,361	134	$ 2,333

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of December 31, 2013, the total unrealized losses on these securities amounted to $8,592, compared with $1,064 at December 31, 2012.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at December 31, 2013 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

•

Mortgage-backed securities issued by U.S. Government agencies: As of December 31, 2013, the total unrealized losses on these securities amounted to $2,457, compared with $216 at December 31, 2012.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at December 31, 2013 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

•

Private-label mortgage-backed securities: As of December 31, 2013, the total unrealized losses on the Bank’s private-label mortgage-backed securities amounted to $78, compared with $521 at December 31 2012. The Company attributes the unrealized losses at December 31, 2013 to the current illiquid market for non-agency mortgage-backed securities, a still-recovering housing market, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private-label MBS owned by the Company. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at December 31, 2013.

•

Obligations of states of the U.S. and political subdivisions thereof: As of December 31, 2013, the total unrealized losses on the Bank’s municipal securities amounted to $7,503, compared with $532 at December 31, 2012. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2013, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2013, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at December 31, 2013 all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at December 31, 2013 to changes in credit ratings on certain securities and resulting changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased. The Company also attributes the unrealized losses to ongoing media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2013.

At December 31, 2013, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of December 31, 2013.

	Amortized	Estimated
Securities Available for Sale	Cost	Fair Value

Due one year or less	$ ---	$ ---
Due after one year through five years	4,360	4,450
Due after five years through ten years	20,080	20,625
Due after ten years	437,195	425,095
Total	$461,635	$450,170

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

Realized Securities Gains and Losses:

The following table summarizes realized gains and losses and other than temporary impairment losses on securities available for sale for the years ended December 31, 2013, 2012 and 2011.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net

2013	$17,234	$ 684	($ 8)	$ 249	$ 427
2012	$39,304	$1,963	($25)	$ 853	$1,085
2011	$48,468	$2,689	$ ---	$2,219	$ 470

Note 4: Loans and Allowance for Loan Losses

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of December 31, 2013 and 2012:

LOAN PORTFOLIO SUMMARY

	2013	2012

Commercial real estate mortgages	$336,542	$324,493
Commercial and industrial	73,972	59,373
Commercial construction and land development	18,129	22,120
Agricultural and other loans to farmers	26,929	24,922
Total commercial loans	455,572	430,908

Residential real estate mortgages	317,115	297,103
Home equity loans	49,565	53,303
Other consumer loans	14,523	19,001
Total consumer loans	381,203	369,407

Tax exempt loans	16,355	15,244

Net deferred loan costs and fees	(273)	(555)
Total loans	852,857	815,004
Allowance for loan losses	(8,475)	(8,097)
Total loans net of allowance for loan losses	$844,382	$806,907

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at December 31, 2013, approximately 32.6% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

As of December 31, 2013, the Bank had six real estate secured, six commercial and industrial loans, and one other consumer loan, to eight relationships totaling $1,454 that were classified as TDRs.  At December 31, 2013, seven TDRs totaling $416 were past due or classified as non-performing.

As of December 31, 2012, the Bank had four real estate secured and three commercial and industrial loans to four relationships totaling $934 that were classified as TDRs.  At December 31, 2012, three TDRs totaling $114 were past due or classified as non-performing.

As of December 31, 2011, the Bank had four real estate secured loans totaling $913 that were classified as TDRs, of which one in the amount of $82 was past due and classified as non-performing.

Summary information pertaining to the TDRs granted during the years ended December 31, 2013 and 2012 follows:

	For the Twelve Months Ended December 31, 2013			For the Twelve Months Ended December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and industrial loans	3	$173	$166	2	$ 60	$ 60
Total commercial loans	3	173	166	2	60	60

Residential real estate mortgages	1	$166	$164	2	$ 77	$ 77
Home equity loans	1	16	20	0	---	---
Other consumer loans	1	14	13	0	---	---
Total consumer loans	3	196	197	2	77	77

Total	6	$369	$363	4	$137	$137

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the twelve months ended December 31, 2013 and 2012:

	2013	2012

Extended maturity and adjusted interest rate	$ 79	$ 23
Temporary payment amount adjustment	---	54
Court ordered concession	284	60
Total	$363	$137

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at December 31, 2013 and December 31, 2012. Amounts shown exclude deferred loan origination fees and costs.

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 786	$ 361	$ 698	$ 1,845	334,697	$336,542	$2,046	$ ---
Commercial and industrial	29	20	456	505	73,467	73,972	793	---
Commercial construction and land development	---	---	1,845	1,845	16,284	18,129	1,913	---
Agricultural and other loans to farmers	22	---	---	22	26,907	26,929	56	---
Residential real estate mortgages	2,170	1,864	1,649	5,683	311,432	317,115	3,227	---
Home equity	67	---	---	67	49,498	49,565	745	---
Other consumer loans	57	80	41	178	14,345	14,523	60	---
Tax exempt	---	---	---	---	16,355	16,355	---	---
Total	$3,131	$2,325	$4,689	$10,145	$842,985	$853,130	$8,840	$ ---

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 228	$ 238	$1,041	$ 1,507	$322,986	$ 324,493	$1,888	$---
Commercial and industrial	22	61	990	1,073	58,300	59,373	818	216
Commercial construction and land development	---	---	2,359	2,359	19,761	22,120	2,359	---
Agricultural and other loans to farmers	203	12	490	705	24,217	24,922	664	---
Residential real estate mortgages	2,452	769	1,951	5,172	291,931	297,103	3,017	---
Home equity	219	---	274	493	52,810	53,303	814	---
Other consumer loans	75	97	77	249	18,752	19,001	72	19
Tax exempt	---	---	---	---	15,244	15,244	---	---
Total	$3,199	$1,177	$7,182	$11,558	$804,001	$815,559	$9,632	$235

At December 31, 2013, total other real estate owned amounted to $1,625 compared with $2,780 and $2,699 at December 31, 2012 and 2011.

At December 31, 2013, the Company had no firm commitments to lend additional funds to borrowers with loans in non-accrual status.

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

Details of impaired loans as of December 31, 2013 and December 31, 2012 follows:

	December 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate mortgages	$1,949	$2,103	$ ---	$2,662	$3,072	$ ---
Commercial and industrial	660	770	---	841	966	---
Commercial construction and land development	68	68	---	---	---	---
Agricultural and other loans to farmers	56	56	---	664	748	---
Residential real estate loans	442	442	---	77	77	---
Home equity loans	21	21	---	---	---	---
Other consumer	13	13	---	---	---	---
Subtotal	$3,209	$3,473	$ ---	$4,244	$4,863	$ ---

With an allowance:
Commercial real estate mortgages	$ 854	$ 854	$100	$ ---	$ ---	$ ---
Commercial and industrial	150	150	150	---	---	---
Commercial construction and land development	1,845	3,770	20	2,359	4,329	120
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	---	---	---	---	---	---
Subtotal	$2,849	$4,774	$270	$2,359	$4,329	$120
Total	$6,058	$8,247	$270	$6,603	$9,192	$120

Details of impaired loans as of December 31, 2013, 2012, and 2011 follows:

	December 31, 2013		December 31, 2012		December 31, 2011
	For the Twelve Months Ended		For the Twelve Months Ended		For the Twelve Months Ended
	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded

With no related allowance:
Commercial real estate mortgages	$2,387	$ 74	$3,391	$146	$ 3,452	$105
Commercial and industrial	689	6	813	8	1,212	4
Commercial construction and land development	133	---	147	---	4,857	---
Agricultural and other loans to farmers	270	---	604	---	213	14
Residential real estate mortgages	323	21	137	5	82	---
Home equity loans	17	2	---	---	---	---
Other consumer	11	1	---	---	---	---
Subtotal	$3,830	$104	$5,092	$159	$ 9,816	$123

With an allowance:
Commercial real estate mortgages	$ ---	$ ---	$ ---	$ ---	$ 396	$ ---
Commercial and industrial	---	---	---	---	70	---
Commercial construction and land development	1,967	---	3,172	---	150	---
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate mortgages	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	---	---	---	---	---	---
Subtotal	$1,967	$ ---	$3,172	$ ---	$ 616	$ ---

Total	$5,797	$104	$8,264	$159	$10,432	$123

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

The following tables summarize the commercial loan portfolio as of December 31, 2013 and December 31, 2012, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

December 31, 2013	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$307,486	$60,330	$14,403	$26,447	$408,666
Other Assets Especially Mentioned	19,768	10,568	437	182	30,955
Substandard	9,288	3,074	3,289	300	15,951
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$336,542	$73,972	$18,129	$26,929	$455,572

December 31, 2012	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$293,505	$46,872	$17,469	$23,806	$381,652
Other Assets Especially Mentioned	21,522	9,112	2,292	242	33,168
Substandard	9,466	3,389	2,359	874	16,088
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$324,493	$59,373	$22,120	$24,922	$430,908

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are reviewed quarterly based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool, net of any loans for which reserves are already established. The Company’s pools of similar loans include similarly risk-graded groups of, commercial real estate loans, commercial and industrial loans, consumer real estate loans and consumer and other loans.

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013, 2012, and 2011. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the Allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Twelve Months Ended December 31, 2013	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,320	$ 1,026	$ 515	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 8,097
Charged Off	(214)	(405)	---	(81)	(406)	(120)	(29)	---	(1,255)
Recoveries	105	23	---	37	7	23	20	---	215
Provision	614	622	(201)	76	235	27	18	27	1,418
Ending Balance	$ 4,825	$ 1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,475

of which:

Amount for loans Individually evaluated for impairment	$ 100	$ 150	$ 20	$ ---	$ ---	$ ---	$ ---	$ ---	$ 270

Amount for loans Collectively evaluated for impairment	$ 4,725	$ 1,116	$ 294	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,205

Loans individually Evaluated for impairment	$ 2,046	$ 793	$ 1,913	$ 56	$ ---	$ ---	$ ---	$ ---	$ 4,808

Loans collectively Evaluated for impairment	$334,496	$73,179	$16,216	$26,873	$317,115	$14,523	$49,565	$16,355	$848,322

Twelve Months Ended December 31, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221
Charged Off	(474)	(102)	(344)	(160)	(568)	(294)	(92)	---	(2,034)
Recoveries	9	25	---	82	104	38	---	---	258
Provision	885	(218)	265	49	358	177	81	55	1,652
Ending Balance	$ 4,320	$ 1,026	$ 515	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 8,097

of which:

Amount for loans individually evaluated for impairment	$ ---	$ ---	$ 120	$ ---	$ ---	$ ---	$ ---	$ ---	$ 120

Amount for loans collectively evaluated for impairment	$ 4,320	$ 1,026	$ 395	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 7,977

Loans individually evaluated for impairment	$ 1,888	$ 818	$ 2,359	$ 664	$ ---	$ ---	$ ---	$ ---	$ 5,729

Loans collectively evaluated for impairment	$322,605	$58,555	$19,761	$24,258	$297,103	$19,001	$53,303	$15,244	$ 809,830

Twelve Months Ended December 31, 2011	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,260	$ 1,237	$ 999	$ 223	$ 1,322	$ 73	$ 276	$ 110	$ 8,500
Charged Off	(423)	(123)	(1,943)	---	(254)	(90)	(94)	---	(2,927)
Recoveries	8	82	77	45	---	41	---	---	253
Provision	55	125	1,461	64	368	262	84	(24)	2,395
Ending Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221

of which:

Amount for loans individually evaluated for impairment	$ 100	$ 135	$ 100	$ ---	$ ---	$ ---	$ ---	$ ---	$ 335

Amount for loans collectively evaluated for impairment	$ 3,800	$ 1,186	$ 494	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 7,886

Loans individually evaluated for impairment	$ 2,676	$ 1,078	$ 3,753	$ 595	$ ---	$ ---	$ ---	$ ---	$ 8,102

Loans collectively evaluated for impairment	$282,808	$61,372	$ 26,307	$25,985	$239,799	$22,906	$51,462	$ 9,700	$720,339

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the lodging and hospitality business associated with tourism. At December 31, 2013 and 2012, loans to the lodging and hospitality industry amounted to approximately $114,982 and $105,699, respectively.

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

	2013	2012

Beginning balance	$ 2,491	$ 3,077

Changes in composition	203	---
New loans	1,017	779
Less: repayments	(377)	(1,365)

Ending balance	$ 3,334	$ 2,491

As of December 31, 2013, and 2012, there were no past due or non-performing loans to related parties.

Note 5: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

	2013	2012

Land	$ 2,474	$ 2,474
Buildings and improvements	22,924	21,486
Furniture and equipment	7,586	7,319
Less: accumulated depreciation	(12,839)	(12,024)
Total	$ 20,145	$ 19,255

Depreciation expense amounted to $1,504, $1,292 and $1,180 in 2013, 2012 and 2011, respectively.

Note 6: Goodwill and Other Intangible Assets

Goodwill totaled $4,935 at December 31, 2013 and 2012, respectively. In the third quarter of 2012, the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company. At December 31, 2013, the Company concluded that it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying value, and goodwill is not considered impaired.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company transaction. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At December 31, 2013, the balance of the core deposit intangible asset amounted to $655.

(in thousands)	December 31, 2013	December 31, 2012
Core deposit intangibles:
Gross carrying amount	$783	$783
Less: accumulated amortization	128	36
Net carrying amount	$655	$747

Amortization expense on the finite-lived intangible assets is expected to total $92 for each year from 2014 through 2020, then $11 for 2021.

Note 7: Income Taxes

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the three years ended December 31:

	2013	2012	2011
Current
Federal	$5,060	$4,867	$4,763
State	242	160	176
	5,302	5,027	4,939
Deferred	(111)	(83)	(477)
	$5,191	$4,944	$4,462

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 35%) to recorded income tax expense, for each of the three years ended December 31:

	2013	2012	2011

Computed tax expense	$6,431	$6,093	$5,427
Increase (reduction) in income taxes resulting from:
Officers' life insurance	(82)	(84)	(88)
Tax exempt interest	(1,199)	(1,119)	(1,015)
State taxes, net of federal benefit	157	104	114
Other	(115)	(50)	24
	$5,191	$4,944	$4,462

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $8,609 at December 31, 2013 and $442 at December 31, 2012.

	2013		2012
	Asset	Liability	Asset	Liability

Allowance for losses on loans and
other real estate owned	$3,007	$ ---	$2,869	$ ---
Deferred compensation	1,074	---	1,071	---
Unrealized gain or loss on
securities available for sale	3,898	---	---	4,173
Unfunded retirement benefits	192	---	207	---
Depreciation	---	713	---	707
Deferred loan origination costs	---	475	---	483
Other real estate owned	159	---	83	---
Non-accrual interest	145	---	124	---
Write down of impaired investments	1,641	---	1,796	---
Branch acquisition costs and goodwill	---	357	---	249
Prepaid expenses	---	235	---	168
Other	284	11	380	308
	$10,400	$1,791	$6,530	$6,088

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 8: Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100, was $152,321 and $130,614 at December 31, 2013 and 2012, respectively. At December 31, 2013, the scheduled maturities of jumbo certificates of deposit were as follows:

Three months or less	$ 30,632
Over three to six months	40,629
Over six to twelve months	44,349
Over twelve months	36,711
Total	$152,321

At December 31, 2013, the scheduled maturities of total time deposits were as follows:

2014	$237,234
2015	63,466
2016	26,293
2017	26,254
2018	42,121
2019 & thereafter	220
Total	$395,588

Note 9: Short-term Borrowings

The Company’s short-term borrowings consist of borrowings from the Federal Home Loan Bank (the “FHLB”), and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2013 and 2012.

	2013		2012
	Total Principal	Weighted Average Rate	Total Principal	Weighted Average Rate
Federal Home Loan Bank Advances	$292,690	0.78%	$203,441	0.99%
Securities sold under agreements to repurchase	20,255	0.29%	20,636	0.32%
Total short-term borrowings	$312,945		$224,077

Federal Home Loan Bank Borrowings: Information concerning short-term Federal Home Loan Bank borrowings for 2013 and 2012 is summarized below:

	2013	2012

Average daily balance during the year	$ 238,234	$182,134
Maximum month-end balance during the year	$ 292,690	$206,535
Amount outstanding at end of year	$ 292,690	$203,441

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

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2013, 2012 and 2011 is summarized below:

	2013	2012	2011

Average daily balance during the year	$16,924	$17,946	$17,221
Average interest rate during the year	0.29%	0.32%	0.55%
Maximum month-end balance during the year	$21,376	$23,242	$21,878
Amount outstanding at end of year	$20,255	$20,636	$21,878

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and not under the Bank's control, were as follows at December 31:

	2013	2012	2011
Carrying value	$35,286	$36,661	$38,716
Estimated fair value	$35,569	$38,227	$40,262

Note 10: Long-term Debt

A summary of long-term debt by contractual maturity is as follows:

December 31, 2013
Maturity	Total Principal	Rate	Range of Interest Rates

2015	$ 21,000	2.44%	1.68%	to	4.70%
2016	11,000	1.60%	1.17%	to	2.29%
2017	52,500	1.74%	-0.22%	to	4.50%
2018	7,000	1.50%	1.15%	to	2.25%
2019 and thereafter	---	---	---	to	---
Total long-term debt	$ 91,500	1.86%

December 31, 2012
Maturity	Total Principal	Rate	Range of Interest Rates

2014	$ 53,990	3.24%	2.73%	to	4.80%
2015	21,000	2.44%	1.68%	to	4.70%
2016	11,000	1.60%	1.17%	to	2.29%
2017	52,500	1.76%	-0.15%	to	4.50%
2018 and thereafter	4,000	1.75%	1.25%	to	2.25%
Total long-term debt	$142,490

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

The maturity distribution of the long-term debt with callable features was as follows:

December 31, 2013

	Total Principal	Weighted Average Rate	Range of Interest Rates

2015	$ 2,000	4.35%	3.99%	to	4.70%
2016	---	---	0.00%	to	0.00%
2017	28,000	2.17%	-0.22%	to	4.50%
2018	2,000	2.25%	2.25%	to	2.25%
2019 and thereafter	---		0.00%	to	0.00%
Total long-term borrowings	$32,000	2.31%

December 31, 2012

Maturity	Total Principal	Weighted Average Rate	Range of Interest Rates

2014	$ 12,000	4.11%	3.35%	to	4.80%
2015	2,000	4.35%	3.99%	to	4.70%
2016	---	0.00%	0.00%	to	0.00%
2017	28,000	2.21%	-0.15%	to	4.50%
2018 and thereafter	2,000	2.25%	2.25%	to	2.25%
Total	$ 44,000

At December 31, 2013, and 2012, the Company had $19,000 and $31,000 of long-term debt that was currently callable, respectively. The remaining callable debt has call dates ranging from May 2014 to October 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. As of December 31, 2013, the Company and the Bank exceeded all capital adequacy requirements to which they are subject. As of December 31, 2013, the most recent notification from the federal regulators categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Company and Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s or the Company’s category.

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2013, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2013
Total Capital
(To Risk-Weighted Assets)
Consolidated	$137,311	16.62%	$66,106	8.00%	N/A
Bank	$138,761	16.81%	$66,041	8.00%	$82,551	10.00%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$123,730	14.97%	$33,053	4.00%	N/A
Bank	$125,180	15.16%	$33,020	4.00%	$49,531	6.00%
Tier 1 Capital
(To Average Assets)
Consolidated	$123,730	9.01%	$54,954	4.00%	N/A
Bank	$125,180	9.12%	$54,923	4.00%	$68,653	5.00%

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2012, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2012
Total Capital
(To Risk-Weighted Assets)
Consolidated	$127,857	15.78%	$64,812	8.00%	N/A
Bank	$128,791	15.92%	$64,718	8.00%	$80,897	10.00%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$114,667	14.15%	$32,406	4.00%	N/A
Bank	$115,601	14.29%	$32,359	4.00%	$48,538	6.00%
Tier 1 Capital
(To Average Assets)
Consolidated	$114,667	8.87%	$51,730	4.00%	N/A
Bank	$115,601	8.94%	$51,701	4.00%	$64,626	5.00%

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2013, the Bank had $56,210 available for dividends that could be paid without prior regulatory approval.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding. The new stock repurchase program became effective as of August 21, 2008 and was authorized to continue for a period of up to twenty-four consecutive months. In August of 2010, the Company’s Board of Directors authorized the continuance of this program through August 17, 2012. In August of 2012, the Company’s Board of Directors authorized the continuance of this program through August 17, 2014. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions. As of December 31, 2013, the Company had repurchased 104,952 shares of stock under this plan, at a total cost of $2,937 and an average price of $27.98 per share.  The Company records repurchased shares as treasury stock.

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

In May, 2009, the shareholders of the Company approved the adoption of the 2009 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2009 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2009 Plan over the 10 year period in which the plan will be in place is 175,000 shares of common stock, provided that no more than 75,000 shares of such stock can be awarded in the form of restricted stock or restricted stock units, as further described in the 2009 Plan. The 2009 Plan is to be administered by the Company’s Compensation Committee. All employees and directors of the Company and it subsidiaries are eligible to participate in the 2009 Plan, subject to the discretion of the Administrator and the terms of the 2009 Plan. The maximum stock award granted to one individual may not exceed 20,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year

In April of 2013, the Board of Directors voted a Long Term Incentive Program for senior management members.  The program is designed to be made up of three year rolling plans utilizing the shares made available through the 2009 Plan.  Grants may be given in time vested restricted stock awards, performance vested restricted stock awards, or a combination of both.

Compensation expense recognized in connection with the stock based compensation plans are presented in the following table for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Stock options and restricted stock awards granted	$265	$216	$ 99
Long term performance stock	63	---	---
Long term restricted stock	80	---	---
Total compensation expense	$408	$216	$ 99

For the years ended December 31, 2013, 2012, and 2011, the total anti-dilutive stock options amounted to 60, 36, and 117 thousand shares, respectively.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the years ended December 31:

	2013	2012	2011

Risk free interest rate	1.55%	1.13%	2.04%
Expected market volatility factor for the Company's stock	26.44%	26.08%	26.28%
Dividend yield	3.39%	3.40%	3.79%
Expected life of the options (years)	7.0	6.9	6.8
Options granted	27,000	37,500	30,500
Estimated fair value of options granted	$ 6.63	$ 5.85	$ 4.99

The expected market price volatility for the grants during 2013 was determined by using the Company’s historical stock price volatility on a daily basis during the three to seven year periods ending December 31, 2013, consistent with the expected life of the 2013 options.

Stock Option and Restricted Stock Activity: A summary combined status of the ISOP and the 2009 Plan as of December 31, 2013, and changes during the year then ended is presented below:

	Number of Stock Options Outstanding	Exercise Price Range		Weighted Average Exercise Price	Intrinsic Value	Aggregate Intrinsic Value
		From	To
Outstanding at January 1, 2013	153,418	$18.37	$37.60	$30.31
Granted	27,000	$35.46	$40.62	$36.75
Exercised	(16,361)	$18.37	$37.60	$27.72
Cancelled	(7,388)	$26.99	$36.75	$29.74
Outstanding at December 31, 2013	156,669	$21.82	$40.62	$31.72	$5.56	$1,296

Ending vested and expected to vest December 31, 2013	149,084	$21.82	$40.62	$31.91	$5.60	$1,206

Exercisable at December 31, 2013	63,090	$21.82	$37.60	$30.28	$5.38	$ 613

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2013	0	$ ---
Awarded	3,370	$35.80
Released	(3,370)	$35.80
Forfeited	0	$ ---
Outstanding at December 31, 2013	0	$ ---

The intrinsic value of the options exercised and cash received by the Company for options exercised for the years ended December 31, 2013, 2012, and 2011, was approximately $201 and $453, $345 and $1,174, and $977 and $1,363, respectively.

The tax benefit received related to the exercise of options in 2013, 2012 and 2011, was $19, $35 and $248, respectively.

As of December 31, 2013, there was approximately $298 of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next seven years, with a weighted average recognition period of 3.48 years.

Stock Options Outstanding: The following table summarizes stock options outstanding and exercisable by exercise price range at December 31, 2013:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/13	Weighted Average Remaining Contractual Term(years)	Weighted Average Exercise Price	Number Exercisable As of 12/31/13	Weighted Average Remaining Contractual Term(years)	Weighted Average Exercise Price
$21.82	$40.62	156,669	6.4	$31.72	63,090	4.0	$30.28

During 2013, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Company ranging from zero to 10,448 shares. The performance shares granted were valued at between $35.64 and $36.00 the fair market value at the date of grant, and will be earned over a three year performance period. The current assumption based on the most recent peer group information results in the shares earned at 134% of the target, or 6,964 shares.

Nonvested Performance Shares: The following table summarizes nonvested performance shares as of December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2013	0	$ ---
Granted	6,964	35.78
Vested	0	---
Forfeited	0	---
Outstanding at December 31, 2013	6,964	$35.78

Nonvested Restricted Shares: The following table summarizes nonvested performance shares as of December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2013	0	$ ---
Granted	5,605	35.74
Vested	0	---
Forfeited	0	---
Outstanding at December 31, 2013	5,605	$35.74

As of December 31, 2013, there was $355 of total unrecognized compensation cost related to nonvested nonvested restricted share awards and performance share awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

Note 13: Retirement Benefit Plans

The Company has non-qualified supplemental executive retirement agreements with certain retired officers. The agreements provide supplemental retirement benefits payable in installments over a period of years upon retirement or death. The Company also has a supplemental executive retirement agreement with a current executive officer. This agreement provides a stream of future payments in accordance with individually defined vesting schedules upon retirement, termination, or in the event that the participating executive leaves the Company following a change of control event.

The after tax components of accumulated other comprehensive (loss) income, which have not yet been recognized in net periodic benefit cost, related to post-retirement benefits are net actuarial losses related to supplemental retirement plans of $373 and $401, as of December 31, 2013 and 2012, respectively.

A December 31 measurement date is used for the supplemental executive retirement plans. The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plans as of and for the years ended December 31:

	Supplemental Executive Retirement Plans
	Fiscal Year Ending
	2013	2012
Obligations and Funded Status

Change in Benefit Obligation
Benefit obligation at beginning of year	$ 3,916	$ 3,349
Service cost	209	173
Interest cost	120	131
Actuarial (gain) loss on supplemental retirement plans	(147)	469
Benefits and expenses paid	(216)	(206)
Benefit obligation at end of year	$ 3,882	$ 3,916

Change in plan assets
Fair value of plan assets at beginning of year	$ ---	$ ---
Benefits and expenses paid	(216)	(206)
Contributions	216	206
Fair value of plan assets at end of year	$ ---	$ ---

Funded status at end of year	$(3,882)	$(3,916)

As of December 31, 2013 and 2012, the Company had recognized liabilities of $3,882 and $3,916, respectively, for the supplemental executive retirement plans. These amounts are reported within other liabilities on the consolidated balance sheets.

The following table summarizes the assumptions used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2013, 2012, and 2011:

	Supplemental Executive Retirement Plans
Assumptions	Fiscal Year Ending
	2013	2012	2011

Weighted-average discount rate beginning of the year	3.14%	3.76%	5.75%
Weighted-average discount rate end of the year	4.02%	3.14%	3.76%

The net periodic benefit cost for the years ended December 31 included the following components:

	Supplemental Executive Retirement Plans
	Fiscal Year Ending
	2013	2012	2011
Components of Net Periodic Benefit Cost and Other Amounts Recognized in the Consolidated Income Statements

Service cost	$ 209	$ 173	$ 49
Interest cost	120	131	190
Recognition of net actuarial (gain) loss	(105)	(139)	4
Total recognized in the consolidated income statements	$ 224	$ 165	$243

Other Changes and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax)
Recognition of net actuarial loss (gain)	42	582	(4)
Total recognized in other comprehensive income (pre-tax)	42	582	(4)
Total recognized in the consolidated income statements and other comprehensive income (pre-tax)	$ 266	$ 747	$239

The estimated net actuarial loss for the supplemental executive retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $28.

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

2014	$ 331
2015	291
2016	291
2017	291
2018	373
2019 and thereafter	$3,970

401(k) Plan:  The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21 ½ . Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2013, 2012, and 2011 was $356, $321, and $299, respectively.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012

Commitments to originate loans	$10,269	$ 20,843
Unused lines of credit	$98,486	$106,773
Un-advanced portions of construction loans	$12,203	$ 22,047
Standby letters of credit	$ 378	$ 307

As of December 31, 2013 and 2012, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Operating Lease Obligations

The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2013.

2014	$412
2015	$335
2016	$256
2017	$136
2018	$139
2019 and thereafter	$360

In connection the foregoing lease obligations, in 2013, 2012 and 2011, the Company recorded $430, $278, and $200 in rent expense, respectively, which is included in occupancy and furniture and fixtures expense in the consolidated statements of income.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013, and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$273,632	$ ---	$273,632
US Government agencies	$ ---	$ 81,529	$ ---	$ 81,529
Private label	$ ---	$ 6,170	$ ---	$ 6,170
Obligations of states and political subdivisions thereof	$ ---	$ 88,839	$ ---	$ 88,839

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$245,823	$ ---	$245,823
US Government agencies	$ ---	$ 84,261	$ ---	$ 84,261
Private label	$ ---	$ 8,113	$ ---	$ 8,113
Obligations of states and political subdivisions thereof	$ ---	$ 79,843	$ ---	$ 79,843

During the years ended December 31, 2013 and 2012, there were no transfers between levels of the fair value hierarchy.

The Company also makes fair value measurements on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Year Ended 12/31/13	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/13	Loss
Other real estate owned	$ ---	$ ---	$1,625	$1,625	$338
Collateral dependent impaired loans	$ ---	$ ---	$2,699	$2,699	$ ---

For the Year Ended 12/31/12	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/12	Loss
Other real estate owned	$ ---	$ ---	$2,780	$2,780	$146
Collateral dependent impaired loans	$ ---	$ ---	$3,149	$3,149	$ ---

The Company had total collateral dependent impaired loans with carrying values of approximately $2,699 and $3,149 which had specific reserves included in the allowance of $120 at December 31, 2013 and December 31, 2012. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2013 and 2012 follows:

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2013
Financial Assets:
Cash and cash equivalents	$ 9,200	$ 9,200	$ ---	$ ---	$ 9,200
Federal Home Loan Bank stock	18,370	---	18,370	---	18,370
Loans, net	844,382	---	---	850,190	850,190
Interest receivable	4,788	4,788	---	---	4,788

Financial liabilities:
Deposits (with no stated maturity)	$440,063	$ ---	$440,063	$ ---	$440,063
Time deposits	395,588	---	398,668	---	398,668
Borrowings	409,445	---	411,298	---	411,298
Interest payable	514	514	---	---	514

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2012
Financial Assets:
Cash and cash equivalents	$ 14,992	$14,992	$ ---	$ ---	$ 14,992
Federal Home Loan Bank stock	18,189	---	18,189	---	18,189
Loans, net	806,907	---	---	822,675	822,675
Interest receivable	4,502	4,502	---	---	4,502

Financial liabilities:
Deposits (with no stated maturity)	$425,205	$ ---	$425,205	$ ---	$425,205
Time deposits	370,560	---	377,427	---	377,427
Borrowings	371,567	---	377,510	---	377,510
Interest payable	684	684	---	---	684

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

Note 18: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011 are presented below:

BALANCE SHEETS

December 31

	2013	2012

Cash	$ 760	$ 538
Investment in subsidiaries	123,129	129,275
Premises	690	689
Other assets	132	487
Total assets	$124,711	$130,989

Liabilities
Total liabilities	$ 3,332	$ 2,943

Shareholders' equity
Total shareholders' equity	$121,379	$128,046

Liabilities and Shareholders' equity	$124,711	$130,989

STATEMENTS OF INCOME

Years Ended December 31

	2013	2012	2011

Dividend income from subsidiaries	$ 4,883	$ 4,097	$ 4,180
Equity in undistributed earnings of subsidiaries (1)	9,468	9,137	7,505
Bankshares expenses	(1,591)	(1,063)	(865)
Tax benefit	423	295	223
Net income	$13,183	$12,466	$11,043

(1)  Amount in parentheses represents the excess of dividends over net income subsidiaries.

STATEMENTS OF CASH FLOWS

Years Ended December 31

	2013	2012	2011

Cash flows from operating activities:
Net income	$13,183	$12,466	$11,043

Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	1	3	42
Recognition of stock based expense	265	216	99
Net change in other assets	331	(865)	(142)
Net change in other liabilities	389	663	144
Equity in undistributed earnings of subsidiaries	(9,468)	(9,137)	(7,505)

Net cash provided by operating activities	4,701	3,346	3,681

Cash flows from investing activities:
Additional investments in subsidiaries	---	---	---
Capital expenditures	(1)	(3)	(4)

Net cash used in investing activities	(1)	(3)	(4)

Cash flows from financing activities:
Purchases of treasury stock	(24)	(181)	(623)
Purchase of preferred stock and warrants	---	---	---
Proceeds from issuance of equity instruments	---	---	---
Proceeds from stock option exercises	461	1,187	1,611
Dividend paid	(4,915)	(4,565)	(4,228)

Net cash used in financing activities	(4,478)	(3,559)	(3,240)

Net (decrease) increase in cash	222	(216)	437

Cash and cash equivalents, beginning of year	538	754	317

Cash and cash equivalents, end of year	$ 760	$ 538	$ 754

Note 19: Selected Quarterly Financial Data (Unaudited)

2013	Q1	Q2	Q3	Q4	Year

Interest and dividend income	$12,365	$12,474	$12,834	$13,076	$50,749
Interest expense	3,076	2,991	2,865	2,731	11,663
Net interest income	9,289	9,483	9,969	10,345	39,086
Provision for loan losses	353	405	170	490	1,418
Non-interest income	1,950	1,874	1,925	1,817	7,566
Non-interest expense	6,307	6,595	6,835	7,123	26,860
Income before income taxes	4,579	4,357	4,889	4,549	18,374
Income taxes	1,363	1,187	1,356	1,285	5,191
Net income	$ 3,216	$ 3,170	$ 3,533	$ 3,264	$13,183

Per common share data:
Basic earnings per share	$ 0.82	$ 0.81	$ 0.90	$ 0.83	$ 3.35
Diluted earnings per share	$ 0.82	$ 0.80	$ 0.89	$ 0.82	$ 3.34

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2013, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bar Harbor Bankshares:

We have audited Bar Harbor Bankshares and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 12, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers: Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, which the Company intends to file with the Commission within 120 days of the end of the Company’s 2013 fiscal year (hereinafter the “Proxy”) and is incorporated herein by reference.

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

March 12, 2014	BAR HARBOR BANKSHARES (Registrant) /s/ Curtis C. Simard Curtis C. Simard President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on behalf of the Registrant.

/s/ Peter Dodge Peter Dodge Chairman, Board of Directors	/s/ Curtis C. Simard Curtis C. Simard, Director President & Chief Executive Officer

/s/ Thomas A. Colwell Thomas A. Colwell Vice Chairman, Board of Directors	/s/ Gerald Shencavitz Gerald Shencavitz EVP, Chief Financial Officer and Principal Accounting Officer

/s/ Robert C. Carter Robert C. Carter, Director	/s/ Robert M. Phillips Robert M. Phillips, Director

/s/ Martha Tod Dudman Martha Tod Dudman, Director	/s/ Constance C. Shea Constance C. Shea, Director

/s/ Lauri E. Fernald Lauri E. Fernald, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director

/s/ Gregg S. Hannah Gregg S. Hannah, Director	/s/ Scott G. Toothaker Scott G. Toothaker, Director

/s/Clyde H. Lewis Clyde H. Lewis, Director	/s/ David B. Woodside David B. Woodside, Director

/s/ Joseph M. Murphy Joseph M. Murphy, Director

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K.

EXHIBIT NUMBER

3	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation, as amended to date	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the commission on March 16, 2009 (Commission File No. 0013349).

3.2	Bylaws, as amended to date	Incorporated herein by reference to Form 8-K, Item 5.03, Exhibit 3.2, filed with the Commission on November 29, 2011.

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009 (Commission File No. 0013349).

4.2	Form of Specimen Stock Certificate for Series A Preferred Sock	Incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009 (Commission File No. 0013349).

4.3	Letter Agreement with U. S. Treasury for purchase of Series A Preferred Stock	Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on January 21, 2009 (Commission File No. 0013349).

4.4	Warrant to Purchase Shares of Company Common Stock issued to U.S. Treasury	Incorporated by reference to Form 8-K, Exhibit 4.2, filed with the Commission on January 21, 2009 (Commission File No. 0013349).

4.5	Debt Securities Purchase Agreement	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009 (Commission File No. 0013349).

4.6	Form of Subordinated Debt Security of Bar Harbor Bank & Trust	Incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the commission on March 16, 2009 (Commission File No. 0013349).

10	Material Contracts

10.1	Deferred Compensation Plans	Incorporated by reference to Form 10-K filed with the Commission March 31, 1987

10.2

Supplemental Executive Retirement Plan Adopted by the Board of Directors on September 16, 2003, and effective as of January 1, 2003, providing Joseph M. Murphy, retired President & CEO of the Company, Gerald Shencavitz, the Company’s Chief Financial Officer, and Dean S. Read, former President of the Bank, with certain defined retirement benefits (the “2003 SERP”)

Incorporated by reference to Form 10-Q, Part II, Item 6, Exhibit 10.2, filed with the Commission November 13, 2003 (Commission File No. 0013349).

10.3	Amendment No. 1 to the 2003 SERP	Incorporated by reference to Form 8-K, Exhibit 10.6, filed with the Commission on November 24, 2008 (Commission File No. 0013349).

10.4	Joseph M. Murphy, retired President and CEO. Amended and Restated Employment Contract	Incorporated by reference to Form 8-K, Exhibit 10.10, filed with the Commission on November 24, 2008. (Commission File No. 0013349).

10.5	Supplemental Executive Retirement Plan, Section 409A	Incorporated by reference to Form 8-K, Exhibit 10.7, filed with the Commission on November 24, 2008 (Commission File No. 0013349).

10.6	Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3), Exhibit 10.3, filled with the Commission March 28, 2002 (Commission File No. 0013349).

10.7	Amended and Restated Change in Control, Confidentiality, and Non-competition Agreement between the Company and Gerald Shencavitz	Incorporated by reference to Form 8-K, Exhibit 10.9, filed with the Commission on November 24, 2008 (Commission File No. 0013349).

10.8

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

Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on May 18, 2012

10.9	Change in Control Confidentiality and Noncompetition Agreement with Stephen Leackfeldt, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.2, filed with the Commission on May 18, 2012

10.10	Change in Control Confidentiality and Noncompetition Agreement with Michael Bonsey, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.3, filed with the Commission on May 18, 2012

10.11	Change in Control Confidentiality and Noncompetition Agreement with Greg Dalton, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.4, filed with the Commission on May 18, 2012

10.12	Infinex Agreement third party brokerage services	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.10, filed with the Commission on March 16, 2005 (Commission File No. 0013349).

10.13	Somesville Bank Branch Lease dated October 27, 2005	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.13, filed with the Commission on March 16, 2006 (Commission File No. 0013349).

10.14	Referral and Sales Agreement between Bar Harbor Bank & Trust and TransFirst dated September 30, 2008	Incorporated by reference to Form 10-Q, Exhibit 10.3, filed with the Commission on November 10, 2008 (Commission File No. 0013349).

10.15	Credit Card Account Purchase Agreement between Bar Harbor Bank & Trust and U. S. Bank National Association D/B/A Elan Financial Services	Incorporated by reference to Form 10-K, Exhibit 10.22, filed with the Commission on March 16, 2009 (Commission File No. 0013349).

10.16	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2009	Incorporated by reference to Appendix “C” to the Company’s Definitive Proxy Statement (DEF 14A) filed with the commission on April 7, 2009 (Commission File No. 0013349).

10.17	2012 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K, Item 5.02(e), filed with the Commission on February 22, 2012

10.18	2013 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K/A, Item 5.02(e), filed with the Commission on April 26, 2013 as Amendment No. 1 to Form 8-K, filed with the Commission on January 25, 2013.
10.19	2014 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K/A, Item 5.02(e), filed with the Commission on February 3, 2014 as Amendment No. 1 to Form 8-K, filed with the Commission on December 23, 2013.
10.20	Change in Control Confidentiality and Noncompetition Agreement between the Company and Senior Vice President, Marcia T. Bender	Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on July 30, 2013.
10.21	Employment Agreement with Company President and Chief Executive Officer, Curtis C. Simard	Incorporated by reference to Form 8-K, Items 5.02(e) and 9.01, filed with the Commission on May 17, 2013.
10.22	2013 through 2015 Long Term Executive Incentive Plan (the “LTEIP”)	Incorporated by reference to Form 8-K, Items 5.02(e) and 9.01, Exhibit 10.1, thereto, filed with the Commission on April 26, 2013.

11.1	Statement of re computation of per share earnings	Statement of re computation of per share earnings is provided in Note 1 to the Consolidated Financial Statements in this Report

14	Code of Conduct and Business Ethics	Incorporated by reference to Form 10-K, Item 15(3)(b), Exhibit 14, filed with the commission on March 18,2013.

21	Subsidiaries of the Registrant	Incorporated by reference to Form 10-K, Exhibit 21, filed with the commission on March 16, 2009 (Commission File No. 0013349).

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101*

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

*

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.