Form 10-Q
period 2014-03-31
BAR HARBOR BANKSHARES
filed 2014-05-05
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – May 1, 2014
$2.00 Par Value	3,944,290

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at March 31, 2014 and December 31, 2013	3

	Consolidated Statements of Income for the three months ended March 31, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013	5

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2014 and 2013	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	7

	Notes to Consolidated Interim Financial Statements	8-33

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33-55

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55-58

Item 4.	Controls and Procedures	59

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Mine Safety Disclosures	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

Signatures		59

Exhibit Index		60

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

(Dollars in thousands, except share and per share data)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$ 12,983	$ 9,200
Securities available for sale, at fair value (amortized cost of $467,731 and $461,635, respectively)	464,827	450,170
Federal Home Loan Bank stock	18,794	18,370
Loans	866,621	852,857
Allowance for loan losses	(8,722)	(8,475)
Loans, net of allowance for loan losses	857,899	844,382
Premises and equipment, net	20,358	20,145
Goodwill	4,935	4,935
Bank owned life insurance	7,941	7,879
Other assets	16,346	18,812
TOTAL ASSETS	$1,404,083	$1,373,893

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 65,120	$ 72,259
NOW accounts	129,993	135,246
Savings and money market deposits	226,586	232,558
Time deposits	443,770	395,588
Total deposits	865,469	835,651
Short-term borrowings	301,483	312,945
Long-term advances from Federal Home Loan Bank	95,500	91,500
Junior subordinated debentures	5,000	5,000
Other liabilities	6,902	7,418
TOTAL LIABILITIES	1,274,354	1,252,514

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 4,525,635 shares at March 31, 2014, and December 31, 2013	9,051	9,051
Surplus	26,893	26,845
Retained earnings	104,651	102,147
Accumulated other comprehensive (loss) income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($190) and ($192), at March 31, 2014, and December 31, 2013, respectively	(368)	(373)
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($1,262) and ($4,150), at March 31, 2014 and December 31, 2013, respectively	(2,450)	(8,055)
Portion of OTTI attributable to non-credit gains, net of tax of $275 and $252, at March 31, 2014, and December 31, 2013, respectively	533	488
Total accumulated other comprehensive (loss) income	(2,285)	(7,940)
Less: cost of 581,416 and 586,560 shares of treasury stock at March 31, 2014, and December 31, 2013, respectively	(8,581)	(8,724)

TOTAL SHAREHOLDERS' EQUITY	129,729	121,379

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 1,404,083	$ 1,373,893

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Interest and dividend income:
Interest and fees on loans	$9,064	$9,181
Interest on securities	3,908	3,162
Dividend on FHLB stock	69	22
Total interest and dividend income	13,041	12,365

Interest expense:
Deposits	1,437	1,702
Short-term borrowings	124	128
Long-term debt	921	1,246
Total interest expense	2,482	3,076

Net interest income	10,559	9,289
Provision for loan losses	457	353
Net interest income after provision for loan losses	10,102	8,936

Non-interest income:
Trust and other financial services	972	906
Service charges on deposit accounts	259	295
Credit and debit card service charges and fees	344	336
Net securities gains	397	265
Other operating income	144	148
Total non-interest income	2,116	1,950

Non-interest expense:
Salaries and employee benefits	3,916	3,607
Occupancy expense	564	484
Furniture and equipment expense	513	510
Credit and debit card expenses	97	96
FDIC insurance assessments	190	196
Other operating expense	1,566	1,414
Total non-interest expense	6,846	6,307

Income before income taxes	5,372	4,579
Income taxes	1,585	1,363

Net income	$3,787	$3,216

Per Common Share Data:
Basic earnings per share	$ 0.96	$ 0.82
Diluted earnings per share	$ 0.95	$ 0.82

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$ 3,787	$ 3,216
Other comprehensive income:
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $3,046 and ($1,060), respectively	5,912	(2,057)
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($135) and ($90), respectively	(262)	(175)
Net amortization of prior service cost and actuarial gain for supplemental executive retirement plan, net of related tax of $0 and ($28), respectively	---	(54)
Actuarial (loss) gain on supplemental executive retirement plan, net of related tax of $2 and $5, respectively	5	10
Total other comprehensive income (loss) income	5,655	(2,276)
Total comprehensive income	$ 9,442	$ 940

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands, except share and per share data)

(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2012	$9,051	$26,693	$ 93,900	$ 7,697	$(9,295)	$128,046
Net income	---	---	3,216	---	---	3,216
Total other comprehensive (loss)	---	---	---	(2,276)	---	(2,276)
Dividend declared:
Common stock ($0.305 per share)	---	---	(1,196)	---	---	(1,196)
Stock options exercised (5,429 shares), including related tax effects	---	---	(30)	---	171	141
Recognition of stock based compensation expense	---	121	---	---	---	121
Restricted stock grants (2,676 shares)	---	(95)	11	---	84	---
Balance March 31, 2013	$ 9,051	$26,719	$ 95,901	$ 5,421	$(9,040)	$128,052

Balance December 31, 2013	$9,051	$26,845	$102,147	$ (7,940)	$(8,724)	$121,379
Net income	---	---	3,787	---	---	3,787
Total other comprehensive income	---	---	---	5,655	---	5,655
Dividend declared:
Common stock ($0.325 per share)	---	---	(1,281)	---	---	(1,281)
Stock options exercised (5,144 shares), including related tax effects	---	10	(4)	---	143	149
Recognition of stock based compensation expense	---	38	2	---	---	40
Balance March 31, 2014	$ 9,051	$26,893	$104,651	$(2,285)	$(8,581)	$129,729

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

(unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$ 3,787	$ 3,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	391	342
Amortization of core deposit intangible	23	(56)
Provision for loan losses	457	353
Net securities gains	(397)	(265)
Net amortization of bond premiums and discounts	767	1,333
Recognition of stock based expense	40	121
Net change in other assets	(569)	609
Net change in other liabilities	(516)	(1,120)
Net cash provided by operating activities	3,983	4,533

Cash flows from investing activities:

Purchases of securities available for sale	(29,948)	(40,970)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	13,169	25,611
Proceeds from sales of securities available for sale	10,313	5,038
Net (increase) decrease in Federal Home Loan Bank stock	(424)	81
Net loans made to customers	(13,954)	(2,586)
Proceeds from sale of other real estate owned	24	---
Capital expenditures	(604)	(770)
Net cash used in investing activities	(21,424)	(13,596)

Cash flows from financing activities:
Net increase in deposits	29,818	5,335
Net decrease in securities sold under repurchase agreements and fed funds purchased	(4,662)	(3,036)
Proceeds from Federal Home Loan Bank advances	4,000	13,200
Repayments of Federal Home Loan Bank advances	(6,800)	(10,068)
Proceeds from stock option exercises, including excess tax benefits	149	141
Payments of dividends	(1,281)	(1,196)
Net cash provided by financing activities	21,224	4,376

Net increase (decrease) in cash and cash equivalents	3,783	(4,687)
Cash and cash equivalents at beginning of period	9,200	14,992
Cash and cash equivalents at end of period	$ 12,983	$ 10,305

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 2,461	$ 3,071
Income taxes	1,310	---

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 20	$ 31

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014

(Dollars in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three months ended March 31, 2014, is not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other interim periods.

The consolidated balance sheet at December 31, 2013, has been derived from audited consolidated financial statements at that date.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 210).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, please refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and notes thereto.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of March 31, 2014, and December 31, 2013, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

Note 3: Subsequent Events

On April 22, 2014, the Company’s Board of Directors declared a three-for-two split of its common stock, payable as a large stock dividend, payable May 19, 2014 (the “payment date”) to all stockholders of record at the close of business on May 5, 2014. As of April 22, 2014, the Company had approximately 3,944,290 shares of common stock outstanding. After the stock split as a large stock dividend, the number of shares of Company common stock outstanding is anticipated to increase to approximately 5,916,435.  All previously reported share and per share data included in public filings subsequent to the payment date will be restated to reflect the retroactive effect of this three-for-two stock split.

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

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2014, and 2013:

	Three Months Ended March 31,
	2014	2013

Net income available to common shareholders	$ 3,787	$ 3,216

Weighted average common shares outstanding
Basic	3,941,132	3,923,719
Effect of dilutive employee stock options and awards	27,219	17,653
Diluted	3,968,351	3,941,372

Anti-dilutive options excluded from earnings per share calculation	45,784	38,500

Per Common Share Data:
Basic earnings per share	$ 0.96	$ 0.82
Diluted earnings per share	$ 0.95	$ 0.82

Note 5: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of March 31, 2014, and December 31, 2013:

March 31, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$282,743	$4,450	$ 5,672	$281,521
US Government agency	83,545	1,064	1,520	83,089
Private label	4,629	891	11	5,509
Obligations of states and political subdivisions thereof	96,814	1,799	3,905	94,708
Total	$467,731	$8,204	$11,108	$464,827

December 31, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$277,838	$4,386	$ 8,592	$273,632
US Government agency	83,153	833	2,457	81,529
Private label	5,423	825	78	6,170
Obligations of states and political subdivisions thereof	95,221	1,121	7,503	88,839
Total	$461,635	$7,165	$18,630	$450,170

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of March 31, 2014. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ ---	$ ---
Due after one year through five years	3,905	3,999
Due after five years through ten years	19,310	19,943
Due after ten years	444,516	440,885
Total	$467,731	$464,827

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”). For the three months ended March 31, 2014 and 2013, the Company did not have any OTTI losses recognized in earnings (before taxes).

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

As of March 31, 2014, the Company held twelve private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $2,064 for which OTTI losses have previously been recognized in pre-tax earnings (dating back to the fourth quarter of 2008). For eleven of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $535, net of tax, as included in accumulated OCI as of March 31, 2014.  For the remaining security, the total OTTI losses included in accumulated OCI amounted to $2, net of tax, as of March 31, 2014. As of March 31, 2014, the total net unrealized gains included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $533, net of tax, compared with net unrealized gains of $488, net of tax, at December 31, 2013.

The OTTI losses previously recognized in earnings represented management’s best estimate of credit losses inherent in the securities based on discounted, bond-specific future cash flow projections using assumptions about cash flows associated with the pools of mortgage loans underlying each security. In estimating those cash flows the Company takes a variety of factors into consideration including, but not limited to, loan level credit characteristics, current delinquency and non-performing loan rates, current levels of subordination and credit support, recent default rates and future constant default rate estimates, original and current loan to collateral value ratios, recent collateral loss severities and future collateral loss severity estimates, recent and historical conditional prepayment rates and future conditional prepayment rate assumptions, and other estimates of future collateral performance.

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of March 31, 2014 it will recover the amortized cost basis of its private label mortgage-backed securities as depicted in the table below and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three months ending March 31, 2014, and 2013.

	2014	2013

Estimated credit losses as of prior year-end,	$3,923	$4,365
Additions for credit losses for securities on which OTTI has been previously recognized	---	---
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities paid off during the period	510	691
Estimated credit losses as of March 31,	$3,413	$3,674

As of March 31, 2014, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at March 31, 2014. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2014 and December 31, 2013. All securities referenced are debt securities.

	Less than 12 months			12 months or longer			Total
March 31, 2014	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government-sponsored enterprises	$ 95,348	115	$ 2,544	$ 42,445	45	$3,128	$137,793	160	$ 5,672
US Government agency	30,921	43	1,035	11,100	13	485	42,021	56	1,520
Private label	444	4	9	45	2	2	489	6	11
Obligations of states and political subdivisions thereof	47,251	105	2,034	15,581	42	1,871	62,832	147	3,905
Total	$173,964	267	$ 5,622	$ 69,171	102	$5,486	$243,135	369	$11,108

	Less than 12 months			12 months or longer			Total
December 31, 2013	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government-sponsored enterprises	$111,169	140	$ 4,801	$40,563	40	$3,791	$151,732	180	$ 8,592
US Government agency	36,356	47	1,982	9,156	12	475	45,512	59	2,457
Private label	826	12	61	449	7	17	1,275	19	78
Obligations of states and political subdivisions thereof	61,174	135	5,601	8,464	30	1,902	69,638	165	7,503
Total	$209,525	334	$12,445	$58,632	89	$ 6,185	$268,157	423	$18,630

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of March 31, 2014, the total unrealized losses on these securities amounted to $5,672, compared with $8,592 at December 31, 2013.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at March 31, 2014 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

•

Mortgage-backed securities issued by U.S. Government agencies: As of March 31, 2014, the total unrealized losses on these securities amounted to $1,520, compared with $2,457 at December 31, 2013.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at March 31, 2014 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

•

Private label mortgage-backed securities: As of March 31, 2014, the total unrealized losses on the Bank’s private label mortgage-backed securities amounted to $11, compared with $78 at December 31, 2013. The Company attributes the unrealized losses at March 31, 2014 to the current illiquid market for non-agency mortgage-backed securities, a still recovering housing market, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private label mortgage-backed securities owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at March 31, 2014.

•

Obligations of states of the U.S. and political subdivisions thereof: As of March 31, 2014, the total unrealized losses on the Bank’s municipal securities amounted to $3,905, compared with $7,503 at December 31, 2013. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2014, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at March 31, 2014, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at March 31, 2014, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at March 31, 2014 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased and, to a lesser extent, changes in credit ratings on certain securities. The Company also attributes the unrealized losses to ongoing media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2014.

At March 31, 2014, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and other-than-temporary impairment losses on securities available for sale for the three months ended March 31, 2014 and 2013.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net
Three months ended March 31,
2014	$10,313	$397	$---	$---	$397
2013	$ 5,038	$273	$ 8	$---	$265

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

Loan origination, commitment fees and direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loans’ yield, using the level yield method over the estimated lives of the related loans.

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of March 31, 2014, and December 31, 2013:

LOAN PORTFOLIO SUMMARY

	March 31, 2014	December 31, 2013
Commercial real estate mortgages	$326,610	$336,542
Commercial and industrial	81,102	73,972
Commercial construction and land development	12,467	18,129
Agricultural and other loans to farmers	28,136	26,929
Total commercial loans	448,315	455,572

Residential real estate mortgages	337,799	317,115
Home equity loans	49,199	49,565
Other consumer loans	13,946	14,523
Total consumer loans	400,944	381,203

Tax exempt loans	17,551	16,355

Net deferred loan costs and fees	(189)	(273)
Total loans	866,621	852,857
Allowance for loan losses	(8,722)	(8,475)
Total loans net of allowance for loan losses	$857,899	$844,382

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at March 31, 2014, approximately 33.8% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

Commercial and Industrial Loans: Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitability, and prudently expand its business. Commercial and industrial loans are primarily made in the Bank’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Bank takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower(s) or principal(s). Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. The risk in commercial and industrial loans is principally due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and, if not successful, these loans are primarily secured by tangible, non-real estate collateral. As a result of these additional complexities, variables and risks, commercial and industrial loans generally require more thorough underwriting and servicing than other types of loans.

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

Non-performing Loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at March 31, 2014, and December 31, 2013.

TOTAL NON-PERFORMING LOANS

	March 31, 2014	December 31, 2013

Commercial real estate mortgages	$2,056	$2,046
Commercial and industrial loans	1,256	793
Commercial construction and land development	1,714	1,913
Agricultural and other loans to farmers	59	56
Total commercial loans	5,085	4,808

Residential real estate mortgages	3,328	3,227
Home equity loans	650	745
Other consumer loans	92	60
Total consumer loans	4,070	4,032

Total non-accrual loans	9,155	8,840
Accruing loans contractually past due 90 days or more	159	---
Total non-performing loans	$9,314	$8,840

Allowance for loan losses to non-performing loans	93.6%	95.9%
Non-performing loans to total loans	1.07%	1.04%
Allowance to total loans	1.01%	0.99%

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

Summary information pertaining to the TDRs that occurred during the three months ended March 31, 2014 and 2013 follows:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and industrial loans	0	$ ---	$ ---	0	$ ---	$ ---
Total commercial loans	0	---	---	0	---	---

Residential real estate mortgages	0	$ ---	$ ---	0	$ ---	$ ---
Home equity loans	0	---	---	1	16	22
Other consumer loans	0	---	---	1	14	14
Total consumer loans	0	---	---	2	30	36

Total	0	$ ---	$ ---	2	$30	$36

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the three months ended March 31, 2014 and 2013:

	March 31,
	2014	2013

Extended maturity and adjusted interest rate	$---	$36
Temporary payment amount adjustment	---	---
Court ordered concession	---	---
Total	$---	$36

As of March 31, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, and one other consumer loan, to eight relationships totaling $1,435 that were classified as TDRs.  At March 31, 2014, seven of these TDRs totaling $405 were classified as non-accrual, and none were past due 30 days or more and still accruing.

During the three months ended March 31, 2014 and 2013, there were no defaults on loans that had been modified as TDRs within the previous twelve months. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

As of December 31, 2013, the Bank had six real estate secured, six commercial and industrial loans and one other consumer loan to eight relationships totaling $1,454 that were classified as TDRs.  At December 31, 2013, seven TDR’s totaling $416 were past due or classified as non-performing.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at March 31, 2014, and December 31, 2013. Amounts shown exclude deferred loan origination fees and costs.

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 720	$ 189	$1,541	$ 2,450	$324,160	$326,610	$2,056	$---
Commercial and industrial	440	---	1,021	1,461	79,641	81,102	1,256	---
Commercial construction and land development	---	67	1,647	1,714	10,753	12,467	1,714	---
Agricultural and other loans to farmers	79	19	7	105	28,031	28,136	59	---
Residential real estate mortgages	2,125	213	1,927	4,265	333,534	337,799	3,328	158
Home equity	53	36	216	305	48,894	49,199	650	---
Other consumer loans	115	49	57	221	13,725	13,946	92	1
Tax exempt	---	---	---	---	17,551	17,551	---	---
Total	$3,532	$ 573	$6,416	$10,521	$856,289	$866,810	$9,155	$159

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 786	$ 361	$ 698	$1,845	$334,697	$336,542	$2,046	$ ---
Commercial and industrial	29	20	456	505	73,467	73,972	793	---
Commercial construction and land development	---	---	1,845	1,845	16,284	18,129	1,913	---
Agricultural and other loans to farmers	22	---	---	22	26,907	26,929	56	---
Residential real estate mortgages	2,170	1,864	1,649	5,683	311,432	317,115	3,227	---
Home equity	67	---	---	67	49,498	49,565	745	---
Other consumer loans	57	80	41	178	14,345	14,523	60	---
Tax exempt	---	---	---	---	16,355	16,355	---
Total	$3,131	$2,325	$4,689	$10,145	$842,985	$853,130	$8,840	$ ---

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

Details of impaired loans as of March 31, 2014 and December 31, 2013 follows:

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate mortgages	$2,350	$2,424	$---	$1,949	$2,103	$ ---
Commercial and industrial	684	794	---	660	770	---
Commercial construction and land development	1,714	3,639	---	68	68	---
Agricultural and other loans to farmers	59	59	---	56	56	---
Residential real estate loans	441	441	---	442	442	---
Home equity loans	20	20	---	21	21	---
Other consumer	12	12	---	13	13	---
Subtotal	$5,280	$7,389	$---	$3,209	$3,473	$ ---

With an allowance:
Commercial real estate mortgages	$ 460	$ 460	$ 86	$ 854	$ 854	$100
Commercial and industrial	587	587	459	150	150	150
Commercial construction and land development	---	---	---	1,845	3,770	20
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	---	---	---	---	---	---
Subtotal	$1,047	$1,047	$545	$2,849	$4,774	$270
Total	$6,327	$8,436	$545	$6,058	$8,247	$270

Details of impaired loans for the three months ended March 31, 2014 and 2013 follows:

	March 31, 2014		March 31, 2013

	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$2,310	$15	$2,245	$17
Commercial and industrial	737	1	917	1
Commercial construction and land development	1,902	---	205	---
Agricultural and other loans to farmers	62	---	582	---
Residential real estate mortgages	471	3	268	2
Home equity loans	21	---	18	1
Other consumer	12	---	2	---
Subtotal	$5,515	$19	$4,237	$21

With an allowance:
Commercial real estate mortgages	$ 460	$---	$ 239	$---
Commercial and industrial	248	---	---	---
Commercial construction and land development	---	---	2,029	---
Agricultural and other loans to farmers	---	---	---	---
Residential real estate mortgages	---	---	---	---
Home equity loans	---	---	---	---
Other consumer	---	---	---	---
Subtotal	$ 708	$---	$2,268	$---

Total	$6,223	$19	$6,505	$21

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

The following tables summarize the commercial loan portfolio as of March 31, 2014, and December 31, 2013, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

March 31, 2014	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$296,783	$67,252	$ 8,935	$27,649	$400,619
Other Assets Especially Mentioned	20,444	10,474	489	180	31,587
Substandard	9,383	3,376	3,043	307	16,109
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$326,610	$81,102	$12,467	$28,136	$448,315

December 31, 2013	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$307,486	$60,330	$14,403	$26,447	$408,666
Other Assets Especially Mentioned	19,768	10,568	437	182	30,955
Substandard	9,288	3,074	3,289	300	15,951
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$336,542	$73,972	$18,129	$26,929	$455,572

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship level for all commercial loans. When a loan has a classification of substandard or worse, the Company analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other observable considerations.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool, net of any loans for which reserves are already established. The Company’s pools of similar loans include similarly risk-graded groups of commercial real estate loans, commercial and industrial loans, consumer real estate loans and consumer and other loans.

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014, and 2013. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,825	$ 1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,475
Charged Off	---	(11)	---	(14)	(168)	(17)	(18)	---	(228)
Recoveries	6	2	---	---	1	9	---	---	18
Provision	(96)	397	(83)	29	129	77	(7)	11	457
Ending Balance	$ 4,735	$ 1,654	$ 231	$ 350	$ 1,128	$ 206	$ 239	$ 179	$ 8,722

of which:

Amount for loans individually
evaluated for impairment	$ 86	$ 459	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ 545

Amount for loans collectively
evaluated for impairment	$ 4,649	$ 1,195	$ 231	$ 350	$ 1,128	$ 206	$ 239	$ 179	$ 8,177

Loans individually evaluated
for impairment	$ 2,056	$ 1,256	$ 1,714	$ 59	$ ---	$ ---	$ ---	$ ---	$ 5,085

Loans collectively evaluated
for impairment	$324,554	$79,846	$10,753	$ 28,077	$ 337,799	$13,946	$49,199	$17,551	$861,725

Three Months Ended March 31, 2013	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,320	$ 1,026	$ 515	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 8,097
Charged Off	---	(164)	---	---	(228)	(28)	(9)	---	(429)
Recoveries	---	10	---	1	---	5	18	---	34
Provision	93	139	(175)	33	252	13	---	(2)	353
Ending Balance	$ 4,413	$ 1,011	$ 340	$ 337	$ 1,354	$ 197	$ 264	$ 139	$ 8,055

of which:

Amount for loans individually
evaluated for impairment	$ 75	$ ---	$ 45	$ ---	$ ---	$ ---	$ ---	$ ---	$ 120

Amount for loans collectively
evaluated for impairment	$ 4,338	$ 1,011	$ 295	$ 337	$ 1,354	$ 197	$ 264	$ 139	$ 7,935

Loans individually evaluated
for impairment	$ 1,633	$ 632	$ 2,029	$ 562	$ ---	$ ---	$ ---	$ ---	$ 4,856

Loans collectively evaluated
for impairment	$314,028	$77,411	$13,494	$25,837	$296,017	$18,025	$52,965	$15,111	$812,888

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At March 31, 2014, and December 31, 2013, loans to the lodging industry amounted to approximately $115,723 and $114,982, respectively.

Note 7: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the three months ended March 31, 2014.

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities
	$ 397	Net gain on sales of investments
	(135)	Provision for income taxes
	$ 262	Net income
Amortization of post retirement benefit plan
Amortization of actuarial gain/loss for supplemental executive retirement plan	$ 7	Salaries and benefits
Tax benefit (expense)	2	Provision for income taxes
Net of tax	5	Net income
Total reclassification for the period	$ 267	Net income, net of tax

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

The following table summarizes the net periodic benefit costs for the three months ended March 31, 2014, and 2013:

	Supplemental Executive Retirement Plans

Three Months Ended March 31,	2014	2013

Service cost	$16	$ 91
Interest cost	37	30
Net amortization of prior service cost and actuarial (gain)/loss	---	(82)
Actuarial loss on supplemental executive retirement plan, net of tax	7	15
Net periodic benefit cost	$60	$ 54

The Company is expected to recognize $241 of expense for the foregoing plans for the year ended December 31, 2014. The Company is expected to contribute $331 to the foregoing plans in 2014. As of March 31, 2014, the Company had contributed $74.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of March 31, 2014, and December 31, 2013:

	March 31, 2014	December 31, 2013

Commitments to originate loans	$16,452	$10,269
Unused lines of credit	$94,062	$98,486
Un-advanced portions of construction loans	$21,594	$12,203
Standby letters of credit	$ 265	$ 378

As of March 31, 2014, and December 31, 2013, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 10: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $4,935 at March 31, 2014, and December 31, 2013. In the third quarter of 2012 the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At March 31, 2014, and December 31, 2013, the balance of the core deposit intangible asset amounted to $632 and $655, respectively.

(in thousands)	March 31, 2014	December 31, 2013
Core deposit intangibles:
Gross carrying amount	$783	$783
Less: accumulated amortization	151	128
Net carrying amount	$632	$655

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$---	$281,521	$---	$281,521
US Government agencies	$---	$ 83,089	$---	$ 83,089
Private label	$---	$ 5,509	$---	$ 5,509
Obligations of states and political subdivisions thereof	$---	$ 94,708	$---	$ 94,708

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$---	$273,632	$---	$273,632
US Government agencies	$---	$ 81,529	$---	$ 81,529
Private label	$---	$ 6,170	$---	$ 6,170
Obligations of states and political subdivisions thereof	$---	$ 88,839	$---	$ 88,839

The following tables present the carrying value of certain financial assets and financial liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Three Months Ended 3/31/14	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 3/31/14	Loss

Other real estate owned	$ ---	$ ---	$1,621	$1,621	$ ---
Collateral dependent impaired loans	$ ---	$ ---	$2,501	$2,501	$ ---

For the Year Ended 12/31/13	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/13	Loss

Other real estate owned	$ ---	$ ---	$1,625	$1,625	$338
Collateral dependent impaired loans	$ ---	$ ---	$2,699	$2,699	$ ---

The Company had total collateral dependent impaired loans with carrying values of approximately $2,501 and $2,699 which had specific reserves included in the allowance of $86 and $120, at March 31, 2014 and December 31, 2013, respectively. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at March 31, 2014, and December 31, 2013, follows:

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2014

Financial Assets:
Cash and cash equivalents	$ 12,983	$12,983	$ ---	$ ---	$ 12,983
Federal Home Loan Bank stock	18,794	---	18,794	---	18,794
Loans, net	857,899	---	---	859,445	859,445
Interest receivable	5,314	5,314	---	---	5,314

Financial liabilities:
Deposits (with no stated maturity)	$421,699	$ ---	$421,699	$ ---	$421,699
Time deposits	443,770	---	446,525	---	446,525
Borrowings	401,983	---	403,484	---	403,484
Interest payable	535	535	---	---	535

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2013

Financial Assets:
Cash and cash equivalents	$ 9,200	$ 9,200	$ ---	$ ---	$ 9,200
Federal Home Loan Bank stock	18,370	---	18,370	---	18,370
Loans, net	844,382	---	---	850,190	850,190
Interest receivable	4,788	4,788	---	---	4,788

Financial liabilities:
Deposits (with no stated maturity)	$440,063	$ ---	$440,063	$ ---	$440,063
Time deposits	395,588	---	398,668	---	398,668
Borrowings	409,445	---	411,298	---	411,298
Interest payable	514	514	---	---	514

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three months ended March 31, 2014, and 2013, and financial condition at March 31, 2014, and December 31, 2013, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the first quarter of 2014 and 2013 was $990 and $817, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $474 and $400 in the first quarter of 2014 and 2013, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

Readers should carefully review all of these factors as well as the risk factors set forth in Item 1A- Risk Factors, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There may be other risk factors that could cause differences in future periods from those anticipated by management.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2013, report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported.

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

SUMMARY FINANCIAL RESULTS

For the three months ended March 31, 2014, the Company reported net income of $3,787, compared with $3,216 in the first quarter of 2013, representing an increase of $571, or 17.8%. The Company’s diluted earnings per share amounted to $0.95 for the quarter compared with $0.82 in the first quarter of 2013, representing an increase of $0.13, or 15.9%.

The Company’s annualized return on average shareholders’ equity (“ROE”) amounted to 12.06% for the quarter, compared with 10.14% in the first quarter of 2013. The Company’s first quarter return on average assets (“ROA”) amounted to 1.11%, compared with 1.00% in the first quarter of 2013.

As more fully enumerated in the following management discussion and analysis, the Company’s first quarter operating results were highlighted by a $1,344 or 13.9% increase in net interest income and a nineteen basis point improvement in the net interest margin, compared with the first quarter of 2013. The Company continued to focus on the management of its operating expenses, posting a first quarter efficiency ratio of 53.6%.

Led by growth in the loan and securities portfolios, total assets ended the quarter at $1,404,083, representing an increase of $30,190, or 2.2%, compared with December 31, 2013. Total loans ended the quarter at $866,621, representing an increase of $13,764, or 1.6%, compared with December 31, 2013. The credit quality of the loan portfolio remained relatively stable during the first quarter. While total non-performing loans were up moderately from December 31, 2013, delinquent loans and other potential problem loans posted meaningful declines.  Similarly, the Company’s first quarter net loan charge-offs were down $185 thousand, or 46.8%, compared with the first quarter of 2013.

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

Total Net Interest Income: For the three months ended March 31, 2014, net interest income on a tax equivalent basis amounted to $11,033, compared with $9,689 in the first quarter of 2013, representing an increase of $1,344, or 13.9%. The increase in first quarter 2014 tax-equivalent net interest income compared with the first quarter of 2013 was attributed to average earning asset growth of $92,232 or 7.4%, combined with a nineteen basis point improvement in the net interest margin.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended March 31, 2014, and 2013:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

MARCH 31, 2014 AND 2013

		2014			2013
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 851,281	$ 9,123	4.35%	$ 815,755	$ 9,239	4.59%
Securities (2,3)	467,812	4,323	3.75%	411,677	3,504	3.45%
Federal Home Loan Bank stock	18,733	69	1.49%	18,161	22	0.49%
Fed funds sold, money market funds, and time
deposits with other banks	---	---	0.00%	1	---	0.00%

Total Earning Assets	1,337,826	13,515	4.10%	1,245,594	12,765	4.16%

Non-Interest Earning Assets:
Cash and due from banks	3,734			3,640
Allowance for loan losses	(8,611)			(8,280)
Other assets (2)	48,721			58,836
Total Assets	$1,381,670			$1,299,790

Interest Bearing Liabilities:
Deposits	$ 802,830	$ 1,437	0.73%	$ 716,222	$ 1,702	0.96%
Borrowings	376,873	1,045	1.12%	382,710	1,374	1.46%
Total Interest Bearing Liabilities	1,179,703	2,482	0.85%	1,098,932	3,076	1.14%
Rate Spread			3.25%			3.02%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	67,751			66,702
Other liabilities	6,872			5,586
Total Liabilities	1,254,326			1,171,220
Shareholders' equity	127,344			128,570
Total Liabilities and Shareholders' Equity	$1,381,670			$ 1,299,790
Net interest income and net interest margin (3)		11,033	3.34%		9,689	3.15%
Less: Tax Equivalent adjustment		(474)			(400)
Net Interest Income		$10,559	3.20%		$ 9,289	3.02%

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, reported on a tax equivalent basi

s calculated using a tax rate of 34%.

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

For the three months ended March 31, 2014, the tax equivalent net interest margin amounted to 3.34%, compared with 3.15% in the first quarter of 2013, representing an increase of nineteen basis points. The increase in the net interest margin was principally attributed to the weighted average cost of interest bearing liabilities, which declined faster and to a greater extent than the Bank’s weighted average earning asset yields. Specifically, the weighted average cost of interest bearing liabilities declined twenty-nine basis points to 0.85%, while the weighted average yield on earning assets declined 6 basis points to 4.10%, compared with the first quarter of 2013.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2014	2013				2012
Quarter:	1	4	3	2	1	4	3	2
Interest Earning Assets:
Loans (1,3)	4.35%	4.33%	4.39%	4.55%	4.59%	4.71%	4.72%	4.64%
Securities (2,3)	3.75%	3.61%	3.33%	3.25%	3.45%	3.72%	3.72%	3.96%
Federal Home Loan Bank stock	1.49%	0.37%	0.39%	0.27%	0.49%	0.50%	0.49%	0.49%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	4.10%	4.03%	3.97%	4.06%	4.16%	4.32%	4.32%	4.35%

Interest Bearing Liabilities:
Deposits	0.73%	0.82%	0.82%	0.86%	0.96%	1.05%	1.07%	1.13%
Borrowings	1.12%	1.15%	1.27%	1.50%	1.46%	1.63%	1.72%	1.69%
Total Interest Bearing Liabilities	0.85%	0.93%	0.97%	1.06%	1.14%	1.24%	1.28%	1.33%

Rate Spread	3.25%	3.10%	3.00%	3.00%	3.02%	3.08%	3.04%	3.02%

Net Interest Margin (3)	3.34%	3.21%	3.12%	3.12%	3.15%	3.23%	3.20%	3.17%

Net Interest Margin without Tax Equivalent Adjustments	3.20%	3.07%	2.98%	2.99%	3.02%	3.08%	3.06%	3.04%

(1)   For purposes of these computations, non-accrual loans are included in average loans.

(2)   For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)   For purposes of these computations, reported on a tax equivalent basis calculated using a tax rate of 34%.

For the three months ended March 31, 2014, the weighted average yield on average earning assets amounted to 4.10%, compared with 4.16% in the first quarter of 2013, representing a decline of six basis points. As more fully discussed below, this decline was entirely attributed to declining yields on the Bank’s loan portfolio, as securities yields increased thirty basis points compared with the first quarter of 2013.

For the three months ended March 31, 2014, the weighted average cost of interest bearing liabilities amounted to 0.85%, compared with 1.14% for the first quarter of 2013, representing a decline of twenty-nine basis points. As more fully discussed below, this decline principally reflected the ongoing re-pricing of maturing time deposits and borrowings at historically low interest rates.

Interest and Dividend Income:  For the three months ended March 31, 2014, total interest and dividend income on a tax-equivalent basis amounted to $13,515, compared with $12,765 in the first quarter of 2013, representing an increase of $750, or 5.9%. The increase in interest and dividend income was principally attributed to average earning asset growth of $92,232, or 7.4%, partially offset by a six basis point decline in the weighted average earning asset yield to 4.10%.

For the three months ended March 31, 2014, total tax-equivalent interest income from the securities portfolio amounted to $4,323, representing an increase of $819, or 23.4%, compared with the first quarter of 2013. The increase in interest income from securities was principally attributed to a $56,135 or 13.6% increase in total average securities, combined with a thirty basis point increase in the weighted average securities portfolio yield to 3.75%, compared with the first quarter of 2013. The increase in the weighted average securities yield was attributed to increases in long-term interest rates, which largely occurred during the second half of 2013. The higher long-term interest rates resulted in a slowing of securitized loan refinancing activity (prepayment speeds) on the Bank’s mortgage-backed securities portfolio, causing significantly less amortization of purchase premiums.

For the three months ended March 31, 2014, total tax-equivalent interest income from the loan portfolio amounted to $9,123, representing a decline of $116, or 1.3%, compared with the first quarter of 2013. While the average loan portfolio increased $35,526 or 4.4%, the impact of this increase was entirely offset by a twenty-four basis point decline in the weighted average loan portfolio yield to 4.35%, compared with the first quarter of 2013. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity during a period of historically low interest rates.

As depicted on the rate/volume analysis table below, comparing the first quarter of 2014 with the same quarter in 2013, the impact of the lower weighted average earning asset yield contributed $132 to the decline in total tax-equivalent interest income, which was largely offset by $882 attributed to the increased volume of total average earning assets.

Interest Expense: For the three months ended March 31, 2014, total interest expense amounted to $2,482, compared with $3,076 in the first quarter of 2013, representing a decline of $594, or 19.3%. The decline in interest expense was principally attributed to a 29 basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was largely offset by an $80,771 or 7.3% increase in total average interest bearing liabilities, compared with the first quarter of 2013.

The decline in the first quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2013 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the three months ended March 31, 2014, the total weighted average cost of interest bearing liabilities amounted to 0.85%, compared with 1.14% for the same quarter in 2013, representing a decline of 29 basis points. The weighted average cost of interest bearing deposits declined 23 basis points to 0.73%, compared with the first quarter of 2013, while the weighted average cost of borrowed funds declined 34 basis points to 1.12%.

As depicted on the rate/volume analysis table below, comparing the first quarter of 2014 with the same quarter in 2013, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $779 to the decline in interest expense, offset in part by $185 attributed to the increased volume of interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED MARCH 31, 2014 and 2013

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$403	$(519)	$ (116)
Securities (2,3)	478	341	819
Federal Home Loan Bank stock	1	46	47

TOTAL EARNING ASSETS	$882	$(132)	$ 750

Interest bearing deposits	206	(471)	(265)
Borrowings	(21)	(308)	(329)
TOTAL INTEREST BEARING LIABILITIES	$185	$(779)	$ (594)
NET CHANGE IN NET INTEREST INCOME	$697	$ 647	$1,344

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, interest income is reported on a tax equivalent basis calculated using a tax rate of 34%.

Provision for Loan Losses

The provision for loan losses (the “provision”) reflects the amount necessary to maintain the allowance for loan losses at a level that, in management’s judgment, is appropriate for the amount of inherent risk of probable loss in the Bank’s current loan portfolio.

The overall credit quality of the Bank’s loan portfolio remained relatively stable during the three months ended March 31, 2014. While non-performing loans increased $474 or 5.4%, other delinquent and potential problem loans declined $1,527, or 10.0%, compared with December 31, 2013.

During the three months ended March 31, 2014, the Bank experienced a relatively low level of loan loss experience, with total net loan charge-offs amounting to $210, or annualized net charge-offs to average loans outstanding of 0.10%, compared with $395 and 0.19%, respectively, during the first quarter of 2013.

For the three months ended March 31, 2014, the Bank recorded a provision of $457, compared with $353 for the first quarter of 2013, representing an increase of $104, or 29.5%. This increase was largely attributed to one particular non-performing loan.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

 Non-interest Income

For the three months ended March 31, 2014, total non-interest income amounted to $2,116, compared with $1,950 in the first quarter of 2013, representing an increase of $166, or 8.5%.

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

For the three months ended March 31, 2014, trust and other financial service fees amounted to $972, compared with $906 in the first quarter of 2013, representing an increase of $66, or 7.3%. This increase was attributed to higher levels of revenue from retail brokerage activities, as well as increases in the fair value of assets under management. Reflecting some volatility in the equity markets, quarter-end assets under management stood at $381,689, down from $387,633 at year-end 2013, but representing an increase of $11,809 or 3.2% compared with March 31, 2013.

Service Charges on Deposit Accounts: Service charges on deposits are largely derived from customer overdraft fees. For the three months ended March 31, 2014, income from service charges on deposit accounts amounted to $259, compared with $295 in the first quarter of 2013, representing a decline of $36, or 12.2%. The Bank has not been aggressive in selling its fee based overdraft products as a cautionary measure in light of continued regulatory pressure on the banking industry including the Consumer Financial Protection Bureau, which was established by the Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”).

Credit and Debit Card Service Charges and Fees: For the three months ended March 31, 2014, income generated from credit and debit card service charges and fees amounted to $344, compared with $336 in the first quarter of 2013, representing an increase of $8, or 2.4%. This increase was largely attributed to continued growth of the Bank’s retail deposit base, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Included in prior period credit and debit card income, were quarterly payments of $48 received from the Bank’s merchant payment processing provider pursuant to a 2008 Referral and Sales Agreement, at which time the Bank sold its merchant credit card processing portfolio. This agreement expired in the fourth quarter of 2013.

Net Securities Gains: For the three months ended March 31, 2014, total net securities gains amounted to $397, compared with $265 in the first quarter of 2013, representing an increase of $132, or 49.8%. The net realized securities gains recorded during the first quarter of 2014 did not include any realized losses. The net realized securities gains recorded during the first quarter of 2013 were comprised of realized gains of $273, offset by realized losses of $8.

Non-interest Expense

For the three months ended March 31, 2014, total non-interest expense amounted to $6,846, compared with $6,307 for the same period in 2013, representing an increase of $539, or 8.5%.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three months ended March 31, 2014, total salaries and employee benefits expense amounted to $3,916, compared with $3,607 for the first quarter of 2013, representing an increase of $309, or 8.6%.

The increase in salaries and employee benefits were attributed to a variety of factors including normal increases in base salaries, higher levels of employee incentive compensation, higher levels of employee health insurance as well as changes in staffing levels and mix.

Occupancy Expense: For the three months ended March 31, 2014, total occupancy expense amounted to $564, compared with $484 for the first quarter of 2013, representing an increase of $80, or 16.5%. This increase was largely attributed to higher levels of ground maintenance (i.e. snowplowing) and utilities expense.

Other Operating Expenses: For the three months ended March 31, 2014, total other operating expenses amounted to $1,566, compared with $1,414 for the first quarter of 2013, representing an increase of $152, or 10.7%. This increase was principally attributed to higher levels of loan collection and other real estate owned expenses.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses by the sum of tax-equivalent net interest income and non-interest income other than net securities gains, other-than-temporary impairments, and other significant non-recurring expenses. For the three months ended March 31, 2014, the Company’s efficiency ratio amounted to 53.6%, compared with 55.3% for the first quarter of 2013.

Income Taxes

For the three months ended March 31, 2014, total income taxes amounted to $1,585, compared with $1,363 for the first quarter of 2013.

The Company's effective tax rate for the three months ended March 31, 2014 amounted to 29.5%, compared with 29.8% for the first quarter of 2013. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.  Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at March 31, 2014, represented 61.7% and 33.1%, respectively, of total assets, compared with 62.1% and 32.8%, respectively, at December 31, 2013.

At March 31, 2014, the Company’s total assets amounted to $1,404,083, compared with $1,373,893 at December 31, 2013, representing an increase of $30,190, or 2.2%.

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

Securities available for sale represented 100% of total securities at March 31, 2014, and December 31, 2013. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At March 31, 2014, total net unrealized securities losses amounted to $2,904, or 0.06% of the amortized cost of the total securities portfolio, compared with net unrealized losses of losses of $11,465 at December 31, 2013. The unrealized losses were attributed to market interest rates and wider pricing spreads, which increased significantly beginning in late in the second quarter of 2013. The yield on the 10-year U.S. Treasury Note reached a year-to-date low of 1.61% on May 1, 2013 and then increased steadily to 3.03% by year end 2013. The decline in unrealized losses from December 31, 2013 was attributed to a moderate decline in long-term interest rates during the first quarter of 2014, combined with tighter pricing spreads.

Total Securities: At March 31, 2014, total securities amounted to $464,827, compared with $450,170 at December 31, 2013, representing an increase of $14,657, or 3.3%. The securities purchased during the first quarter of 2014 consisted of MBS issued and guaranteed by U.S. Government agencies and sponsored-enterprises, and to a lesser extent, obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of March 31, 2014, and December 31, 2013:

March 31, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$282,743	$4,450	$ 5,672	$281,521
US Government agency	83,545	1,064	1,520	83,089
Private label	4,629	891	11	5,509
Obligations of states and political subdivisions thereof	96,814	1,799	3,905	94,708
Total	$467,731	$8,204	$11,108	$464,827

December 31, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$277,838	$4,386	$ 8,592	$273,632
US Government agency	83,153	833	2,457	81,529
Private label	5,423	825	78	6,170
Obligations of states and political subdivisions thereof	95,221	1,121	7,503	88,839
Total	$461,635	$7,165	$18,630	$450,170

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at March 31, 2014, amounted to an excess of $11,108, or 2.4% of the amortized cost of the total securities portfolio. At December 31, 2013 this amount represented an excess of $18,630, or 4.0% of the amortized cost of the total securities portfolio. As of March 31, 2014, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $5,486, compared with $6,185 at December 31, 2013.

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

Loans

Total Loans: At March 31, 2014, total loans stood at $866,621, compared with $852,857 at December 31, 2013, representing an increase of $13,764, or 1.6%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington and Knox, Kennebec, and Sagadahoc, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	March 31, 2014	December 31, 2013

Commercial real estate mortgages	$326,610	$336,542
Commercial and industrial	81,102	73,972
Commercial construction and land development	12,467	18,129
Agricultural and other loans to farmers	28,136	26,929
Total commercial loans	448,315	455,572

Residential real estate mortgages	337,799	317,115
Home equity loans	49,199	49,565
Other consumer loans	13,946	14,523
Total consumer loans	400,944	381,203

Tax exempt loans	17,551	16,355

Net deferred loan costs and fees	(189)	(273)
Total loans	866,621	852,857
Allowance for loan losses	(8,722)	(8,475)
Total loans net of allowance for loan losses	$857,899	$844,382

Commercial Loans: At March 31, 2014, total commercial loans amounted to $448,315, compared with $455,572 at December 31, 2013, representing a decline of $7,257, or 1.6%. New commercial loan originations during the first quarter were more than offset with certain sizable loan payoffs as well as cash flows from the portfolio.

Commercial loan growth has generally been challenged by a still-recovering economy, continuing economic uncertainty, diminished demand, and strong competition for quality loans.

Consumer Loans: At March 31, 2014, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $400,944, compared with $381,203 at December 31, 2013, representing an increase of $19,741, or 5.2%.

Mortgage origination activity continued to slow during the first quarter, driven by higher interest rates, rising home prices and inclement weather. The first quarter increase was largely attributed to the purchase of a portfolio of residential loans. Loans originated and closed by the Bank during the first quarter of 2014 were largely offset by loan re-financings and principal pay-downs from the existing residential real estate loan portfolio.

Tax Exempt Loans: At March 31, 2014, tax exempt loans amounted to $17,551, compared with $16,355 at December 31, 2013, representing an increase of $1,196, or 7.3%. Tax-exempt loans generally include loans to or guaranteed by local government municipalities, federal agencies, not-for-profit organizations, and other organizations that qualify for tax-exempt treatment. Government municipality loans typically have short maturities (e.g., tax anticipation notes). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

OTAL NON-PERFORMING LOANS

	March 31, 2014	December 31, 2013

Commercial real estate mortgages	$2,056	$2,046
Commercial and industrial loans	1,256	793
Commercial construction and land development	1,714	1,913
Agricultural and other loans to farmers	59	56
Total commercial loans	5,085	4,808

Residential real estate mortgages	3,328	3,227
Home equity loans	650	745
Other consumer loans	92	60
Total consumer loans	4,070	4,032

Total non-accrual loans	9,155	8,840
Accruing loans contractually past due 90 days or more	159	---
Total non-performing loans	$9,314	$8,840

Allowance for loan losses to non-performing loans	93.6%	95.9%
Non-performing loans to total loans	1.07%	1.04%
Allowance to total loans	1.01%	0.99%

At March 31, 2014, total non-performing loans amounted to $9,314, compared with $8,840 at December 31, 2013, representing an increase of $474, or 5.4%. As more fully discussed below, one commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $1,647, or 17.7% of total non-performing loans at March 31, 2014.

Non-performing commercial real estate mortgages totaled to $2,056 at March 31, 2014, up from $2,046 at December 31, 2013. At March 31, 2014, non-performing commercial real estate mortgages were represented by eleven business relationships, with outstanding balances ranging from $23 to $854.

Non-performing commercial and industrial loans totaled $1,256 at March 31, 2014, up from $793 at December 31, 2013.  At March 31, 2014, non-performing commercial and industrial loans were represented by eleven business relationships, with outstanding balances ranging from $6 to $437.

Non-performing commercial construction and land development loans totaled $1,714 at March 31, 2014, down from $1,913 at December 31, 2013. At March 31, 2014, non-performing commercial construction and land development loans were almost entirely represented by a commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the existing housing units. This loan is impaired and was put on non-accrual status in late 2010. To date, the Bank has charged-off $2,014 of the original outstanding balance of this collateral dependent impaired loan. These charge-offs were based on current appraisals and revised prospects for future cash flows. This loan is recorded at fair value in the Company’s financial statements.

Non-performing residential real estate mortgages totaled $3,328 at March 31, 2014, up from $3,227 at December 31, 2013. At March 31, 2014, non-performing residential real estate loans were represented by twenty-nine, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $14 to $413.

Non-performing home equity loans totaled $650 at March 31, 2014, down from $745 at December 31, 2013. At March 31, 2014, non-performing home equity loans were represented by four relationships with outstanding balances ranging from $5 to $392.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio as of March 31, 2014, Bank management is cognizant of the still-recovering real estate market, elevated unemployment rates and soft economic conditions overall. Bank management believes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio returns to pre-recession levels and shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $3,413 and $4,201 at March 31, 2014 and December 31, 2013, or 0.39% and 0.49% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At March 31, 2014, the Bank identified twenty-seven commercial relationships totaling $10,385 as potential problem loans, or 1.20% of total loans. At December 31, 2013, the Bank identified twenty-eight commercial relationships totaling $11,123 as potential problem loans, or 1.30% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

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

As of March 31, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, and one other consumer loan, to eight relationships totaling $1,435 that were classified as TDRs.  At March 31, 2014, seven of these TDRs totaling $405 were classified as non-accrual, and none were past due 30 days or more and still accruing.

As of December 31, 2013, the Bank had six real estate secured six commercial and industrial loans, and one other consumer loan, to eight relationships totaling $1,454 that were classified as TDR’s, of which seven TDRs totaling $416 were past due or classified as non-performing.

Allowance for Loan Losses: At March 31, 2014, the allowance for loan losses (the “allowance”) stood at $8,722, compared with $8,475 at December 31, 2013, representing an increase of $247, or 2.9%. The moderate increase in the allowance from December 31, 2013 was largely attributed to an increase in non-performing loans as well as additional allowances for certain other potential problem loans. As of March 31, 2014, total non-performing loans to total loans stood at 1.07%, up from 1.04% at December 31, 2013. At March 31, 2014, the allowance expressed as a percentage of non-performing loans stood at 93.6%, down from 95.9% at December 31, 2013.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $2,501 as of March 31, 2014, compared with $2,699 as of December 31, 2013.  The related allowances for loan losses on these loans amounted to $86 as of March 31, 2014, compared with $120 as of December 31, 2013.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the three-month periods ended March 31, 2014, and 2013.

ALLOWANCE FOR LOAN LOSSES

THREE MONTHS ENDED

MARCH 31, 2014 AND 2013

	2014	2013

Balance at beginning of period	$8,475	$8,097
Charge offs:
Commercial real estate mortgages	---	---
Commercial and industrial	11	164
Commercial construction and land development	---	---
Agricultural and other loans to farmers	14	---
Residential real estate mortgages	168	228
Other consumer loans	17	28
Home equity loans	18	9
Tax exempt loans	---	---
Total charge-offs	228	429

Recoveries:
Commercial real estate mortgages	6	$ ---
Commercial and industrial loans	2	10
Commercial construction and land development	---	---
Agricultural and other loans to farmers	---	1
Residential real estate mortgages	1	---
Other consumer loans	9	5
Home equity loans	---	18
Tax exempt loans	---	---
Total recoveries	18	34

Net charge-offs	210	395
Provision charged to operations	457	353

Balance at end of period	$8,722	$8,055

For the three months ended March 31, 2014, total net loan charge-offs amounted to $210, or annualized net charge-offs to average loans outstanding of 0.10%, down from $395 and 0.19%, during the first three months of 2013.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the three months ended March 31, 2014.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at March 31, 2014 is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At March 31, 2014, the Bank’s OREO amounted to $1,621, compared with $1,625 as of December 31, 2013, representing a decline of $4, or 0.2%.  Five residential and six commercial properties comprised the March 31, 2014 balance of OREO.

During the three months ended March 31, 2014, one property was added to OREO.  There were no properties written-down, and there was one sale of an OREO property.  There were no gains or losses on the property that was sold.

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

At March 31, 2014, total deposits stood at $865,469, compared with $835,651 at December 31, 2013, representing an increase of $29,818, or 3.6%.  Demand deposits, NOW accounts and savings and money market accounts experienced a combined seasonal decline of $18,364, or 4.2%, compared with December 31, 2013. This decline was more than offset with a $48,182 increase in time deposits. The increase in time deposits was principally attributed to brokered deposits obtained from the national market, which were utilized to replace seasonal deposit outflows and help fund earning asset growth.

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

At March 31, 2014, total borrowings amounted to $401,983, compared with $409,445 at December 31, 2013, representing a decline of $7,462, or 1.8%. The decline in total borrowings was principally attributed to the shifting of certain maturing borrowings to long-term brokered certificates of deposit in connection with the Bank’s interest rate risk mitigation strategies.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of March 31, 2014, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At March 31, 2014, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 16.83%, 15.17% and 9.19%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at March 31, 2014, and December 31, 2013, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
March 31, 2014
Total Capital
(To Risk-Weighted Assets)
Consolidated	$140,292	16.83%	$66,679	8.0%	N/A
Bank	$141,784	17.03%	$66,618	8.0%	$83,273	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$126,448	15.17%	$33,340	4.0%	N/A
Bank	$127,940	15.36%	$33,309	4.0%	$49,964	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$126,448	9.19%	$55,044	4.0%	N/A
Bank	$127,940	9.30%	$55,010	4.0%	$68,762	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2013
Total Capital
(To Risk-Weighted Assets)
Consolidated	$137,311	16.62%	$66,106	8.00%	N/A
Bank	$138,761	16.81%	$66,041	8.00%	$82,551	10.00%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$123,730	14.97%	$33,053	4.00%	N/A
Bank	$125,180	15.16%	$33,020	4.00%	$49,531	6.00%
Tier 1 Capital
(To Average Assets)
Consolidated	$123,730	9.01%	$54,954	4.00%	N/A
Bank	$125,180	9.12%	$54,923	4.00%	$68,653	5.00%

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

The Company paid a regular cash dividend of $0.325 per share of common stock in the first quarter of 2014, up $0.005 from the prior quarter and representing an increase of $0.02 or 6.6% compared with the first quarter of 2013.

Three-for-Two Stock Split and Second Quarter Dividend: The Company’s Board of Directors approved on April 22, 2014 a three-for-two split of its common stock payable in the form of a large stock dividend. The three-for-two stock split as a large stock dividend is payable May 19, 2014 (the “payment date”), to its common stockholders of record at the close of business on May 5, 2014. The additional shares will be distributed by the Company’s transfer agent, American Stock Transfer & Trust Company, and the per share price of the Company’s common stock will adjust accordingly on the NYSE MKT, LLC. As of April 22, 2014, the Company had approximately 3,944,290 shares of common stock outstanding. After the stock split as a large stock dividend, the number of shares of common stock outstanding is anticipated to increase to approximately 5,916,435. All previously reported share and per share data included in public filings subsequent to the payment date will be restated to reflect the retroactive effect of this three-for-two stock split.

In addition, the Company's Board of Directors also declared on April 22, 2014 a quarterly cash dividend of 22.3 cents per share of Company common stock, representing a post-stock split adjusted increase of 0.7 cents, or 3.3%, compared with the prior quarter and a post-stock split adjusted increase of 1.7 cents or 8.1% compared with the second quarter of 2013. The quarterly cash dividend is payable to all Company stockholders of record as of the close of business May 28, 2014 and will be paid on June 13, 2014.

The Company believes a three-for-two stock split, combined with its twelfth consecutive quarterly increase in the Company's quarterly cash dividend, will make its stock more affordable to a broader range of investors.

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

As of March 31, 2014, the Company had repurchased 104,952 shares of stock under this plan, at a total cost of $2,937 and an average price of $27.98 per share. During the three months ended March 31, 2014, the Company did not repurchase any shares under the plan.  The Company records repurchased shares as treasury stock.

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

At March 31, 2014, commitments under existing standby letters of credit totaled $265, compared with $378 at December 31, 2013. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table details the notional or contractual amount for financial instruments with off-balance sheet risk as of March 31, 2014, and December 31, 2013:

	March 31, 2014	December 31, 2013

Commitments to originate loans	$ 16,452	$ 10,269
Unused lines of credit	94,062	98,486
Un-advanced portions of construction loans	21,594	12,203
Total	$132,108	$120,958

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets over the 30 day horizon.  At March 31, 2014, liquidity, as measured by the basic surplus/deficit model, was 9.0% over the 30-day horizon and 7.9% over the 90-day horizon.

At March 31, 2014, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $172 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At March 31, 2014, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $165,955, or 11.8% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes.  The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), In January 2014, the FASB issued ASU 2014-04, which clarifies when an in-substance repossession or foreclosure has occurred and the creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan either when legal title to the residential real estate property is obtained upon completion of a foreclosure or when the borrower has conveyed all interest in the residential real property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar arrangement. The ASU also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2014, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% to 0.25% and the two-year U.S. Treasury note of 0.42% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

March 31, 2014

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$(251)	$(1,006)
Net interest income (%)	-0.58%	-2.31%
Year 2
Net interest income ($)	$ (30)	$ (1,205)
Net interest income (%)	-0.07%	-2.76%

As more fully discussed below, the March 31, 2014, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was about evenly matched over the one and two-year horizons.

Assuming interest rates remain at or near their current levels and the Bank’s balance sheet structure and size remain at current levels, the interest rate sensitivity simulation model suggests that net interest income will remain relatively stable over the one and two-year horizons. The relatively stable trend over the one and two-year horizons principally results from funding costs rolling over at lower prevailing rates, while largely offsetting expected but moderate declines in earning asset yields.

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will decline moderately over the one and two-year horizons as declining earning assets yields outpace reductions in funding costs. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderat earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

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

Item 1A: Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

BAR HARBOR BANKSHARES (Registrant)

/s/Curtis C. Simard

Date: May 5, 2014	Curtis C. Simard
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: May 5, 2014	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1

2014 Annual Incentive Plan for certain executive officers of the Company (incorporated by reference to Form 8-K/A, Item 5.02(e), filed with the Commission on February 3, 2014 as Amendment No. 1 to Form 8-K, filed with the Commission on December 23, 2013).

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

101*

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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