Form 10-Q
period 2014-06-30
BAR HARBOR BANKSHARES
filed 2014-08-06
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 1, 2014
$2.00 Par Value	5,930,654

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at June 30, 2014 and December 31, 2013	3

	Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013	5

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2014 and 2013	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	7

	Notes to Consolidated Interim Financial Statements	8-34

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34-59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59-62

Item 4.	Controls and Procedures	62

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults Upon Senior Securities	63

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63

Item 6.	Exhibits	64

Signatures		64

Exhibit Index		65

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

(Dollars in thousands, except share and per share data)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$ 11,791	$ 9,200
Securities available for sale, at fair value (amortized cost of $472,521 and $461,635, respectively)	477,804	450,170
Federal Home Loan Bank stock	21,196	18,370
Loans	900,936	852,857
Allowance for loan losses	(8,751)	(8,475)
Loans, net of allowance for loan losses	892,185	844,382
Premises and equipment, net	20,409	20,145
Goodwill	4,935	4,935
Bank owned life insurance	8,014	7,879
Other assets	16,522	18,812
TOTAL ASSETS	$1,452,856	$1,373,893

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 61,876	$ 72,259
NOW accounts	130,665	135,246
Savings and money market deposits	239,471	232,558
Time deposits	404,959	395,588
Total deposits	836,971	835,651
Short-term borrowings	377,467	312,945
Long-term advances from Federal Home Loan Bank	88,500	91,500
Junior subordinated debentures	5,000	5,000
Other liabilities	6,903	7,418
TOTAL LIABILITIES	1,314,841	1,252,514

Shareholders' equity
Capital stock, par value $2.00; authorized 15,000,000 and 10,000,000 shares; issued 6,788,453 and 4,525,635 shares at June 30, 2014 and December 31, 2013, respectively	13,577	9,051
Surplus	20,692	25,085
Retained earnings	108,941	103,907
Accumulated other comprehensive (loss) income:
Prior service cost and unamortized net actuarial losses on employee
benefit plans, net of tax of ($187) and ($192), at June 30, 2014 and December 31, 2013, respectively	(364)	(373)
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $1,542 and ($4,150), at June 30, 2014 and December 31, 2013, respectively	2,994	(8,055)
Portion of OTTI attributable to non-credit gains, net of tax of $254 and $252, at June 30, 2014 and December 31, 2013, respectively	493	488
Net unrealized appreciation on derivative instruments, net of tax of $25 and $0, at June 30, 2014 and December 31, 2013, respectively
	49	---
Total accumulated other comprehensive income (loss)	3,172	(7,940)
Less: cost of 860,365 and 879,840 shares of treasury stock at June 30, 2014 and December 31, 2013, respectively	(8,367)	(8,724)

TOTAL SHAREHOLDERS' EQUITY	138,015	121,379

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,452,856	$1,373,893

 All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income:
Interest and fees on loans	$9,205	$9,406	$18,269	$18,587
Interest on securities	4,077	3,056	7,985	6,218
Dividend on FHLB stock	69	12	138	34
Total interest and dividend income	13,351	12,474	26,392	24,839

Interest expense:
Deposits	1,462	1,669	2,899	3,371
Short-term borrowings	156	104	280	232
Long-term debt	869	1,218	1,790	2,464
Total interest expense	2,487	2,991	4,969	6,067

Net interest income	10,864	9,483	21,423	18,772
Provision for loan losses	428	405	885	758
Net interest income after provision for loan losses	10,436	9,078	20,538	18,014

Non-interest income:
Trust and other financial services	1,102	851	2,074	1,757
Service charges on deposit accounts	300	321	559	616
Credit and debit card service charges and fees	376	396	720	732
Net securities gains	350	256	747	521
Total other-than-temporary impairment ("OTTI") losses	---	(168)	---	(168)
Non-credit portion of OTTI losses (before taxes) (1)	---	53	---	53
Net OTTI losses recognized in earnings	---	(115)	---	(115)
Other operating income	165	165	309	313
Total non-interest income	2,293	1,874	4,409	3,824

Non-interest expense:
Salaries and employee benefits	4,283	3,696	8,199	7,303
Occupancy expense	544	493	1,108	977
Furniture and equipment expense	524	471	1,037	981
Credit and debit card expenses	100	92	197	188
FDIC insurance assessments	175	145	365	341
Other operating expense	1,735	1,698	3,301	3,112
Total non-interest expense	7,361	6,595	14,207	12,902

Income before income taxes	5,368	4,357	10,740	8,936
Income taxes	1,511	1,187	3,096	2,550

Net income	$3,857	$3,170	$ 7,644	$ 6,386

Per Common Share Data:
Basic earnings per share	$ 0.65	$ 0.54	$ 1.29	$ 1.08
Diluted earnings per share	$ 0.65	$ 0.54	$ 1.28	$ 1.08

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,
	2014	2013

Net income	$ 3,857	$ 3,170
Other comprehensive income:
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $2,903 and ($4,925), respectively	5,635	(9,560)
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $119 and $87, respectively	(231)	(169)
Add other-than-temporary impairment adjustment, net of tax of $0 and $57, respectively	---	111
Less non-credit portion of other-than-temporary impairment losses, net of tax of $0 and $18, respectively	---	(35)
Net unrealized appreciation on interest rate derivatives, net of tax of $25 and $0, respectively	49	---
Net amortization of prior service cost and actuarial (gain) loss for supplemental executive retirement plan, net of related tax of $0 and ($28), respectively	---	(55)
Actuarial (loss) gain on supplemental executive retirement plan, net of related tax of $2 and $5, respectively	4	10
Total other comprehensive income (loss)	5,457	(9,698)
Total comprehensive income (loss)	$ 9,314	$ (6,528)

	Six Months Ended June 30,
	2014	2013

Net income	$ 7,644	$ 6,386
Other comprehensive income:
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $5,948 and ($5,985), respectively	11,547	(11,617)
Less reclassification adjustment for net gains related to securities available for sale included in net income,
net of tax of $254 and $177, respectively	(493)	(344)
Add other-than-temporary impairment adjustment, net of tax of $0 and $57, respectively	---	111
Less non-credit portion of other-than-temporary impairment losses, net of tax of $0 and $18, respectively	---	(35)
Net unrealized appreciation on interest rate derivatives, net of tax of $25 and $0, respectively	49	---
Net amortization of prior service cost and actuarial (gain) loss for supplemental executive retirement plan, net of related tax of $0 and ($56), respectively	---	(109)
Actuarial (loss) gain on supplemental executive retirement plan, net of related tax of $5 and $10, respectively	9	20
Total other comprehensive income (loss)	11,112	(11,974)
Total comprehensive income (loss)	$18,756	$ (5,588)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands, except share and per share data)

(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2012	$ 9,051	$24,905	$ 95,688	$ 7,697	$(9,295)	$128,046
Net income	---	---	6,386	---	---	6,386
Total other comprehensive (loss)	---	---	---	(11,974)	---	(11,974)
Dividend declared:
Common stock ($0.410 per share)	---	---	(2,414)	---	---	(2,414)
Stock options exercised (11,585 shares), including related tax effects	---	6	(39)	---	242	209
Recognition of stock based compensation expense	---	211	---	---	---	211
Restricted stock grants (5,055 shares)		(121)	17	---	104	---
Balance June 30, 2013	$9,051	$25,001	$ 99,638	$ (4,277)	$(8,949)	$120,464

Balance December 31, 2013	$ 9,051	$25,085	103,907	$ (7,940)	$(8,724)	$121,379
Net income	---	---	7,644	---	---	7,644
Total other comprehensive income	---	---	---	11,112	---	11,112
Dividend declared:
Common stock ($0.440 per share)	---	---	(2,602)	---	---	(2,602)
Purchase of treasury stock (327 shares)	---	---	---	---	(8)	(8)
Stock options exercised (16,923 shares), including related tax effects	---	19	(8)	---	312	323
Three-for-two stock split	4,526	(4,526)	---	---		---
Recognition of stock based compensation expense	---	98	---	---	---	98
Restricted stock grants (2,878 shares)	---	16	---	---	53	69
Balance June 30, 2014	$13,577	$20,692	$108,941	$ 3,172	$ (8,367)	$138,015

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands)

(unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$ 7,644	$ 6,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	799	710
Amortization of core deposit intangible	47	46
Provision for loan losses	885	758
Net securities gains	(747)	(521)
Other-than-temporary impairment	-	115
Net amortization of bond premiums and discounts	1,393	2,850
Recognition of stock based expense	98	211
Gains on sale of other real estate owned	-	(53)
Net change in other assets	(3,252)	(441)
Net change in other liabilities	(515)	(469)
Net cash provided by operating activities	6,352	9,592

Cash flows from investing activities:

Purchases of securities available for sale	(62,236)	(79,165)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	28,483	50,884
Proceeds from sales of securities available for sale	22,221	9,629
Net (increase) decrease in Federal Home Loan Bank stock	(2,826)	81
Net loans made to customers	(49,008)	(38,136)
Proceeds from sale of other real estate owned	44	514
Capital expenditures	(1,063)	(1,050)
Net cash used in investing activities	(64,385)	(57,243)

Cash flows from financing activities:
Net increase in deposits	1,320	58,954
Net (decrease) increase in securities sold under repurchase agreements and fed funds purchased	(6,688)	(8,375)
Proceeds from Federal Home Loan Bank advances	89,200	13,000
Repayments of Federal Home Loan Bank advances	(20,990)	(15,141)
Purchases of Treasury Stock	(8)	---
Proceeds from stock option exercises, including excess tax benefits	323	209
Restricted stock grant	69	---
Payments of dividends	(2,602)	(2,414)
Net cash provided by financing activities	60,624	46,233

Net increase (decrease) in cash and cash equivalents	2,591	(1,418)
Cash and cash equivalents at beginning of period	9,200	14,992
Cash and cash equivalents at end of period	$ 11,791	$ 13,574

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 4,986	$ 6,110
Income taxes	2,885	1,916

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 320	$ 120

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2014

(Dollars in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three and six months ended June 30, 2014, is not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other interim periods.

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

For impaired available for sale debt securities that management intends to sell, or where management believes it is more-likely-than-not that the Company will be required to sell, an OTTI charge is recognized in earnings equal to the difference between fair value and cost or amortized cost basis of the security. The fair value of the OTTI security becomes its new cost basis.

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

Securities that are in an unrealized loss position are reviewed at least quarterly to determine if an OTTI is present based on certain quantitative and qualitative factors and measures. The primary factors considered in evaluating whether a decline in value of securities is other-than-temporary include: (a) the cause of the impairment; (b) the financial condition, credit rating and future prospects of the issuer; (c) whether the debtor is current on contractually obligated interest and principal payments; (d) the volatility of the securities’ fair value; (e) performance indicators of the underlying assets in the security including default rates, delinquency rates, percentage of non-performing assets, loan to collateral value ratios, conditional payment rates, third party guarantees, current levels of subordination, vintage, and geographic concentration and; (f) any other information and observable data considered relevant in determining whether an OTTI has occurred, including the expectation of the receipt of all principal and interest due.

In addition, for securitized financial assets with contractual cash flows, such as private label mortgage-backed securities (“MBS”), the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows is based upon assumptions consistent with the current economic environment, similar to those the Company believes market participants would use. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate to the extent that the Company does not expect to receive the entire amount of future contractual principal and interest, an OTTI charge is recognized in earnings representing the estimated credit loss if management does not intend to sell the security and believes it is more-likely-than-not the Company will not be required to sell the security prior to recovery of cost or amortized cost. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of June 30, 2014, and December 31, 2013, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

Note 3: Three-for-two Common Stock Split

On April 22, 2014, the Company’s Board of Directors declared a three-for-two split of its common stock, payable as a large stock dividend, which was paid on May 19, 2014 (the “payment date”) to all stockholders of record at the close of business on May 5, 2014. As of April 22, 2014, the Company had approximately 3,944,290 shares of common stock outstanding. After the stock split as a large stock dividend, the number of shares of Company common stock outstanding increased to approximately 5,916,435.  All previously reported share and per share data included in public filings subsequent to the payment date has been adjusted to reflect the retroactive effect of this three-for-two stock split.

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2014, and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$ 3,857	$ 3,170	$ 7,644	$ 6,386

Weighted average common shares outstanding
Basic	5,921,025	5,894,388	5,916,387	5,890,006
Effect of dilutive employee stock options	39,817	27,736	40,114	27,891
Diluted	5,960,842	5,922,124	5,956,501	5,917,897

Anti-dilutive options excluded from earnings per share calculation	93,093	72,750	97,482	72,750

Per Common Share Data:
Basic earnings per share	$ 0.65	$ 0.54	$ 1.29	$ 1.08
Diluted earnings per share	$ 0.65	$ 0.54	$ 1.28	$ 1.08

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

Note 5: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of June 30, 2014, and December 31, 2013:

June 30, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$286,494	$ 6,287	$ 3,595	$ 289,186
US Government agency	86,475	1,389	749	87,115
Private label	4,315	834	5	5,144
Obligations of states and political subdivisions thereof	95,237	2,670	1,548	96,359
Total	$472,521	$11,180	$ 5,897	$477,804

December 31, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$277,838	$ 4,386	$ 8,592	$273,632
US Government agency	83,153	833	2,457	81,529
Private label	5,423	825	78	6,170
Obligations of states and political subdivisions thereof	95,221	1,121	7,503	88,839
Total	$461,635	$ 7,165	$18,630	$450,170

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of June 30, 2014. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of MBS, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ ---	$ ---
Due after one year through five years	4,251	4,360
Due after five years through ten years	15,601	16,173
Due after ten years	452,669	457,271
Total	$472,521	$477,804

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”). For the six months ended June 30, 2014, the Company did not have any OTTI losses recognized in earnings (before taxes), compared with $115 for the same period in 2013.

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

As of June 30, 2014, the Company held twelve private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $1,938 for which OTTI losses have previously been recognized in pre-tax earnings (dating back to the fourth quarter of 2008). For all twelve of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $493, net of tax, as included in accumulated OCI as of June 30, 2014.  As of June 30, 2014, the total net unrealized gains included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $493, net of tax, compared with net unrealized gains of $488, net of tax, at December 31, 2013.

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

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of June 30, 2014 it will recover the amortized cost basis of its private label MBS as depicted in the table below and has therefore concluded that such securities were not OTTI as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that would change the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three and six months ending June 30, 2014, and 2013.

	2014	2013

Estimated credit losses as of March 31,	$3,413	$3,675
Additions for credit losses for securities on which OTTI has been previously recognized	---	115
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities paid off during the period	---	---
Estimated credit losses as of June 30,	$3,413	$3,790

	2014	2013

Estimated credit losses as of prior year-end,	$3,923	$4,366
Additions for credit losses for securities on which OTTI has been previously recognized	---	115
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities paid off during the period	510	691
Estimated credit losses as of June 30,	$3,413	$3,790

As of June 30, 2014, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that any declines in the values of those securities were temporary and that any additional OTTI charges were not appropriate at June 30, 2014. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2014 and December 31, 2013. All securities referenced are debt securities.

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
June 30, 2014	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$ 27,684	36	$ 472	$ 75,106	89	$3,123	$102,790	125	$ 3,595
US Government agency	11,138	16	151	23,718	28	598	34,856	44	749
Private label	---	0	---	156	4	5	156	4	5
Obligations of states and political subdivisions thereof	3,162	7	15	45,633	103	1,533	48,795	110	1,548
Total	$ 41,984	59	$ 638	$144,613	224	$5,259	$186,597	283	$ 5,897

	Less than 12 months			12 months or longer			Total
	Estimated			Estimated			Estimated
December 31, 2013	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized
	Value	Investments	Losses	Value	Investments	Losses	Value	Investments	Losses
Description of Securities:

Mortgage-backed securities:
US Government- Sponsored enterprises	$111,169	140	$ 4,801	$ 40,563	40	$3,791	$151,732	180	$ 8,592
US Government agency	36,356	47	1,982	9,156	12	475	45,512	59	2,457
Private label	826	12	61	449	7	17	1,275	19	78
Obligations of states and political subdivisions thereof	61,174	135	5,601	8,464	30	1,902	69,638	165	7,503
Total	$209,525	334	$12,445	$ 58,632	89	$ 6,185	$268,157	423	$18,630

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of June 30, 2014, the total unrealized losses on these securities amounted to $3,595, compared with $8,592 at December 31, 2013.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at June 30, 2014 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at June 30, 2014.

•

Mortgage-backed securities issued by U.S. Government agencies: As of June 30, 2014, the total unrealized losses on these securities amounted to $749, compared with $2,457 at December 31, 2013. All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at June 30, 2014 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at June 30, 2014.

•

Private label mortgage-backed securities: As of June 30, 2014, the total unrealized losses on the Bank’s private label MBS amounted to $5, compared with $78 at December 31, 2013. The Company attributes the unrealized losses at June 30, 2014 to the current illiquid market for non-agency MBS, a still recovering housing market, risk-related market pricing discounts for non-agency MBS and credit rating downgrades on certain private label MBS owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to amortized cost on these securities, the Company does not consider there to be any additional OTTI with respect to these securities at June 30, 2014.

•

Obligations of states of the U.S. and political subdivisions thereof: As of June 30, 2014, the total unrealized losses on the Bank’s municipal securities amounted to $1,548, compared with $7,503 at December 31, 2013. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2014, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at June 30, 2014, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at June 30, 2014, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at June 30, 2014 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased and, to a lesser extent, changes in credit ratings on certain securities. The Company also attributes the unrealized losses to ongoing media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2014.

At June 30, 2014, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other OTTI as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and OTTI losses on securities available for sale for the three and six months ended June 30, 2014 and 2013.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net
Three months ended June 30,
2014	$11,908	$385	$35	$ ---	$350
2013	$ 3,568	$256	$---	$115	$141

Six months ended June 30,
2014	$22,221	$782	$35	$ ---	$747
2013	$ 9,629	$529	$ 8	$115	$406

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

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of June 30, 2014, and December 31, 2013:

LOAN PORTFOLIO SUMMARY

	June 30, 2014	December 31, 2013

Commercial real estate mortgages	$329,948	$336,542
Commercial and industrial	81,978	73,972
Commercial construction and land development	13,201	18,129
Agricultural and other loans to farmers	29,566	26,929
Total commercial loans	454,693	455,572

Residential real estate mortgages	364,908	317,115
Home equity loans	49,696	49,565
Other consumer loans	13,279	14,523
Total consumer loans	427,883	381,203

Tax exempt loans	18,543	16,355

Net deferred loan costs and fees	(183)	(273)
Total loans	900,936	852,857
Allowance for loan losses	(8,751)	(8,475)
Total loans net of allowance for loan losses	$892,185	$844,382

Loan Origination/Risk Management: The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Bank’s board of directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing loans and potential problem loans. The Bank seeks to diversify the loan portfolio as a means of managing risk associated with fluctuations in economic conditions.

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at June 30, 2014, approximately 33.9% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

Commercial and Industrial Loans: Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably, and prudently expand its business. Commercial and industrial loans are primarily made in the Bank’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Bank takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower(s) or principal(s). Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. The risk in commercial and industrial loans is principally due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and, if not successful, these loans are primarily secured by tangible, non-real estate collateral.

Construction and Land Development Loans: The Bank makes loans to finance the construction of residential and, to a lesser extent, non-residential properties. Construction loans generally are collateralized by first liens on real estate. The Bank conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described immediately above are also used in the Bank’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced against a project under construction and the project is of uncertain value prior to its completion.  Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. In many cases the success of the project can also depend upon the financial support/strength of the sponsorship.  If the Bank is forced to foreclose on a project prior to completion, there is no assurance that the Bank will be able to recover the entire unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Residential Real Estate Mortgages: The Bank originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of residential property. These loans are principally collateralized by owner-occupied properties, and to a lesser extent second homes and vacation properties, and are amortized over 10 to 30 years. From time to time the Bank will sell longer-term, low rate, residential mortgage loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) with servicing rights retained. This practice allows the Bank to better manage interest rate risk and liquidity risk. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines for all loans, including those held in its portfolio. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through more stringent underwriting standards, including regular inspections throughout the construction period.

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

Non-performing Loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at June 30, 2014, and December 31, 2013.

TOTAL NON-PERFORMING LOANS

	June 30, 2014	December 31, 2013

Commercial real estate mortgages	$1,505	$2,046
Commercial and industrial loans	1,155	793
Commercial construction and land development	1,328	1,913
Agricultural and other loans to farmers	76	56
Total commercial loans	4,064	4,808

Residential real estate mortgages	2,752	3,227
Home equity loans	644	745
Other consumer loans	40	60
Total consumer loans	3,436	4,032

Total non-accrual loans	7,500	8,840
Accruing loans contractually past due 90 days or more	345	---
Total non-performing loans	$7,845	$8,840

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

There were no TDRs that occurred during the three and six months ended June 30, 2014.

Summary information pertaining to the TDRs that occurred during the three and six months ended June 30, 2013 follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2013			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and industrial loans	1	$49	$49	1	$49	$49
Total commercial loans	1	49	49	1	49	49

Residential real estate mortgages	0	$ ---	$ ---	0	$ ---	$ ---
Home equity loans	0	---	---	1	16	21
Other consumer loans	0	---	---	1	14	14
Total consumer loans	0	---	---	2	30	35

Total	1	$49	$49	3	$79	$84

The following table shows the Bank’s post-modification balance of TDRs listed by type of modification for the three and six months ended June 30, 2013:

	June 30, 2013
	Three Months Ended	Six Months Ended

Extended maturity and adjusted interest rate	$49	$84
Temporary payment amount adjustment	---	---
Court ordered concession	---	---
Total	$49	$84

As of June 30, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, and one other consumer loan, to eight relationships totaling $1,416 that were classified as TDRs.  At June 30, 2014, seven of these TDRs totaling $397 were classified as non-accrual, and none were past due 30 days or more and still accruing.

During the six months ended June 30, 2014 and 2013, there were no defaults on loans that had been modified as TDRs within the previous twelve months. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

As of December 31, 2013, the Bank had six real estate secured, six commercial and industrial loans and one other consumer loan to eight relationships totaling $1,454 that were classified as TDRs.  At December 31, 2013, seven TDR’s totaling $416 were past due or classified as non-performing.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at June 30, 2014, and December 31, 2013. Amounts shown exclude deferred loan origination fees and costs.

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 718	$ 952	$ 644	$ 2,314	327,634	$ 329,948	$1,505	$ ---
Commercial and industrial	53	517	529	1,099	80,879	81,978	1,155	---
Commercial construction and land development	---	---	1,328	1,328	11,873	13,201	1,328	---
Agricultural and other loans to farmers	169	78	25	272	29,294	29,566	76	---
Residential real estate mortgages	701	729	1,555	2,985	361,923	364,908	2,752	345
Home equity	484	9	246	739	48,957	49,696	644	---
Other consumer loans	72	57	24	153	13,126	13,279	40	---
Tax exempt	---	---	---	---	18,543	18,543	---	---
Total	$2,197	$2,342	$4,351	$ 8,890	$892,229	$901,119	$7,500	$345

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 786	$ 361	$ 698	1,845	334,697	$336,542	$2,046	$ ---
Commercial and industrial	29	20	456	505	73,467	73,972	793	---
Commercial construction and land development	---	---	1,845	1,845	16,284	18,129	1,913	---
Agricultural and other loans to farmers	22	---	---	22	26,907	26,929	56	---
Residential real estate mortgages	2,170	1,864	1,649	5,683	311,432	317,115	3,227	---
Home equity	67	---	---	67	49,498	49,565	745	---
Other consumer loans	57	80	41	178	14,345	14,523	60	---
Tax exempt	---	---	---	---	16,355	16,355	---	---
Total	$3,131	$2,325	$4,689	$10,145	$842,985	$853,130	$8,840	$ ---

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

Details of impaired loans as of June 30, 2014 and December 31, 2013 follows:

	June 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance:
Commercial real estate mortgages	$2,022	$2,241	$ ---	$1,949	$2,103	$ ---
Commercial and industrial	712	822	---	660	770	---
Commercial construction and land development	1,328	3,253	---	68	68	---
Agricultural and other loans to farmers	76	76	---	56	56	---
Residential real estate loans	439	469	---	442	442	---
Home equity loans	20	20	---	21	21	---
Other consumer	12	12	---	13	13	---
Subtotal	$4,609	$6,893	$ ---	$3,209	$3,473	$ ---

With an allowance:
Commercial real estate mortgages	$ 229	$ 229	$ 68	$ 854	$ 854	$100
Commercial and industrial	457	537	367	150	150	150
Commercial construction and land development	---	---	---	1,845	3,770	20
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	---	---	---	---	---	---
Subtotal	$ 686	$ 766	$435	$2,849	$4,774	$270
Total	$5,295	$7,659	$435	$6,058	$8,247	$270

Details of impaired loans for the three and six months ended June 30, 2014 and 2013 follows:

	June 30, 2014				June 30, 2013
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended

	Average		Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
	Investment	Recorded	Investment	Recorded	Investment	Recorded	Investment	Recorded
With no related allowance:
Commercial real estate mortgages	$2,075	$16	$2,191	$31	$2,294	$17	$2,253	$34
Commercial and industrial	764	1	754	2	597	1	757	3
Commercial construction and land development	1,504	---	1,702	---	---	---	---	---
Agricultural and other loans to farmers	60	---	61	---	323	---	452	---
Residential real estate mortgages	491	3	492	6	266	1	267	1
Home equity loans	20	1	20	1	21	1	20	1
Other consumer	12	---	12	---	14	---	14	1
Subtotal	$4,926	$21	$5,232	$40	$3,515	$20	$3,763	$40

With an allowance:
Commercial real estate mortgages	$ 297	$---	$ 379	$---	$ 207	$---	$ 223	$---
Commercial and industrial	536	---	389	---	---	---	---	---
Commercial construction and land development	---	---	---	---	2,029	---	2,131	---
Agricultural and other loans to farmers	---	---	---	---	---	---	---	---
Residential real estate mortgages	---	---	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---	---	---
Other consumer	---	---	---	---	---	---	---	---
Subtotal	$ 833	$---	$ 768	$---	$2,236	$---	$2,354	$---
Total	$ 5,759	$21	$6,000	$40	$5,751	$20	$6,117	$40

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

Loans that the Bank classifies as loss, are those considered uncollectible and of such little value that their continuance as an asset is not warranted and the uncollectible amounts are charged-off. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Losses are taken in the period in which they surface as uncollectible.

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

The following tables summarize the commercial loan portfolio as of June 30, 2014, and December 31, 2013, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

June 30, 2014	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$300,965	$69,023	$ 9,984	$29,084	$409,056
Other Assets Especially Mentioned	19,071	9,529	424	178	29,202
Substandard	9,912	3,426	2,793	304	16,435
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$329,948	$81,978	$13,201	$29,566	$454,693

December 31, 2013	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$307,486	$60,330	$14,403	$26,447	$408,666
Other Assets Especially Mentioned	19,768	10,568	437	182	30,955
Substandard	9,288	3,074	3,289	300	15,951
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$336,542	$73,972	$18,129	$26,929	$455,572

Allowance for Loan Losses: The allowance for loan losses (the “allowance”) is a reserve established through a provision for loan losses (the “provision”) charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The Bank’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Bank’s process for determining the appropriate level of the allowance is designed to account for credit deterioration as it occurs. The provision reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including, among other things, the performance of the Bank’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Bank’s allowance for loan losses consists of three principal elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Bank.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship level for all commercial loans. When a loan has a classification of substandard or worse, the Bank analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other observable considerations.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Bank calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool, net of any loans for which reserves are already established. The Bank’s pools of similar loans include similarly risk-graded groups of commercial real estate loans, commercial and industrial loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Bank. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank’s lending management and staff; (ii) the effectiveness of the Bank’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. The results are then used to determine an appropriate general valuation allowance.

Loans identified as losses by management, external loan review and/or bank examiners, are charged-off. Furthermore, consumer loan accounts are charged-off based on regulatory requirements.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014, and 2013. The tables also provide details regarding the Bank’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,735	$ 1,654	$ 231	$ 350	$ 1,128	$ 206	$ 239	$ 179	$ 8,722
Charged-off	(165)	(88)	---	---	(125)	(63)	---	---	(441)
Recoveries	----	10	---	15	11	6	---	---	42
Provision	317	(3)	23	6	135	(46)	2	(6)	428
Ending Balance	$ 4,887	$ 1,573	$ 254	$ 371	$ 1,149	$ 103	$ 241	$ 173	$ 8,751

Six Months Ended June 30, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$4,825	$ 1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,475
Charged-off	(165)	(99)	---	(14)	(293)	(80)	(18)	---	(669)
Recoveries	6	12	---	15	12	15	---	---	60
Provision	221	394	(60)	35	264	31	(5)	5	885
Ending Balance	$ 4,887	$ 1,573	$ 254	$ 371	$ 1,149	$ 103	$ 241	$ 173	$ 8,751

of which:

Amount for loans individually evaluated for impairment	$ 68	$ 367	$ ---	$ ---	$ ---
						$ ---	$ ---	$ ---	$ 435

Amount for loans collectively evaluated for impairment	$ 4,819	$ 1,206	$ 254	$ 371	$ 1,149	$ 103	$ 241	$ 173	$ 8,316

Loans individually evaluated for impairment	$ 1,505	$ 1,155	$ 1,328	$ 76	$ ---	$ ---	$ ---	$ ---	$ 4,064

Loans collectively evaluated for impairment	$328,443	$ 80,823	$11,873	$29,490	$364,908	$13,279	$49,696	$18,543	$897,055

Three Months Ended June 30, 2013	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,413	$ 1,011	$ 340	$ 337	$ 1,354	$ 197	$ 264	$ 139	$ 8,055
Charged-off	(84)	(14)	---	(81)	(59)	(40)	(25)	---	(303)
Recoveries	3	---	---	---	1	5	1	---	10
Provision	103	65	15	67	125	(15)	30	15	405
Ending Balance	$ 4,435	$ 1,062	$ 355	$ 323	$ 1,421	$ 147	$ 270	$ 154	$ 8,167

Six Months Ended June 30, 2013	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,320	$ 1,026	$ 515	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 8,097
Charged-off	(84)	(178)	---	(81)	(287)	(68)	(34)	---	(732)
Recoveries	3	10	---	1	1	10	19	---	44
Provision	196	204	(160)	100	377	(2)	30	13	758
Ending Balance	$ 4,435	$ 1,062	$ 355	$ 323	$ 1,421	$ 147	$ 270	$ 154	$ 8,167

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At June 30, 2014, and December 31, 2013, loans to the lodging industry amounted to approximately $117,389 and $114,982, respectively.

Note 7: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the six months ended June 30, 2014.

Details about Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities
	$ 747	Net gain on sales of investments
	(254)	Provision for income taxes
	$ 493	Net income
Amortization of post retirement benefit plan
Amortization of actuarial gain/loss for supplemental executive retirement plan	$ 14	Salaries and benefits
14
Tax (expense) or benefit	5	Provision for income taxes
Net of tax	$ 9	Net income

Total reclassification for the period	$ 502	Net income, net of tax

Note 8: Financial Derivative Instruments

As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  The Bank’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets or liabilities so that changes in interest rates do not have a significant effect on net interest income.

The Company recognizes its derivative instruments on the consolidated balance sheet at fair value.  On the date the derivative instrument is entered into, the Bank designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). The Bank formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Bank also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items.

Changes in fair value of derivative instruments that are highly effective and qualify as cash flow hedges are recorded in other comprehensive income or loss. Any ineffective portion is recorded in earnings. The Bank discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes of the hedged risk on the hedged item, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

At June 30, 2014, the Bank had two outstanding derivative instruments with notional amounts totaling $45,000. These derivative instruments were interest rate caps, with notional principal amounts totaling $25,000 and $20,000, respectively. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.

The details of the Bank’s financial derivative instruments as of June 30, 2014 are summarized below:

Interest Rate Cap Agreements

Notional Amount	Expiration Date	3-month LIBOR Strike Rate	Premium Paid	Unamortized Premium 6/30/14	Fair Value 6/30/14

$25,000	06/30/21	3.00%	$921	$ 921	$928
$20,000	06/30/24	3.00%	$1,470	$1,470	$1,537

In the second quarter of 2014, interest rate cap agreements were purchased to limit the Bank’s exposure to rising interest rates on two rolling, three-month borrowings indexed to three month LIBOR.  Under the terms of the agreements, the Bank paid premiums of $921 and $1,470 for the right to receive cash flow payments if 3-month LIBOR rises above the caps of 3.00%, thus effectively ensuring interest expense on the borrowings at maximum rates of 3.00% for the duration of the agreements. The interest rate cap agreements were designated as cash flow hedges.

At June 30, 2014, the total fair value of the interest rate cap agreements was $2,465. The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method. During the three and six months ended June 30, 2014, no premium amortization was required.  During the next twelve months, less than $1 of the total premiums will be recognized as increases to interest expense, increasing the interest expense related to the hedged borrowings.

A summary of the hedging related balances as of June 30, 2014 follows:

	June 30, 2014		December 31, 2013
	Gross	Net of Tax	Gross	Net of Tax
Unrealized gain on interest rate caps	$ 74	$ 49	$---	$---
Unamortized premium on interest rate caps	2,391	1,578	---	---
Total	$2,465	$1,627	$---	$---

There were no hedging related balances as of December 31, 2013.

Note 9: Retirement Benefit Plans

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

The following tables summarize the net periodic benefit costs for the three and six months ended June 30, 2014, and 2013:

	Supplemental Executive Retirement Plans

Three Months Ended June 30,	2014	2013

Service cost	$ 16	$ 91
Interest cost	38	30
Net amortization of prior service cost and actuarial (gain)/loss	---	(83)
Actuarial loss on supplemental executive retirement plan, net of tax	7	15
Net periodic benefit cost	$ 61	$ 53

	Supplemental Executive
	Retirement Plans

Six Months Ended June 30,	2014	2013

Service cost	$ 32	$ 182
Interest cost	75	60
Net amortization of prior service cost and actuarial (gain)/loss	---	(165)
Actuarial loss on supplemental executive retirement plan, net of tax	14	30
Net periodic benefit cost	$121	$ 107

The Company is expected to recognize $241 of expense for the foregoing plans for the year ended December 31, 2014. The Company is expected to contribute $331 to the foregoing plans in 2014. As of June 30, 2014, the Company had contributed $161.

Note 10: Commitments and Contingent Liabilities

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013

Commitments to originate loans	$21,055	$10,269
Unused lines of credit	$93,204	$98,486
Un-advanced portions of construction loans	$18,001	$12,203
Standby letters of credit	$ 325	$ 378

As of June 30, 2014, and December 31, 2013, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 11: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $4,935 at June 30, 2014, and December 31, 2013. In the third quarter of 2012 the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At June 30, 2014, and December 31, 2013, the balance of the core deposit intangible asset amounted to $608 and $655, respectively.

(in thousands)	June 30, 2014	December 31, 2013
Core deposit intangibles:
Gross carrying amount	$783	$783
Less: accumulated amortization	175	128
Net carrying amount	$608	$655

Amortization expense on the finite-lived intangible assets is expected to total $92 for each year from 2014 through 2020, then $8 for 2021.

Note 12: Fair Value Measurements

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$289,186	$ ---	$289,186
US Government agencies	$ ---	$ 87,115	$ ---	$ 87,115
Private label	$ ---	$ 5,144	$ ---	$ 5,144
Obligations of states and political subdivisions thereof	$ ---	$ 96,359	$ ---	$ 96,359
Derivative assets	$ ---	$ 2,465	$ ---	$ 2,465

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$273,632	$ ---	$273,632
US Government agencies	$ ---	$ 81,529	$ ---	$ 81,529
Private label	$ ---	$ 6,170	$ ---	$ 6,170
Obligations of states and political subdivisions thereof	$ ---	$ 88,839	$ ---	$ 88,839

The following tables present the carrying value of certain financial assets and financial liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Six Months Ended 6/30/14	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 3/31/14	Loss

Other real estate owned	$ ---	$ ---	$1,771	$1,771	$130
Collateral dependent impaired loans	$ ---	$ ---	$1,623	$1,623	$ ---

For the Year Ended 12/31/13	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/13	Loss

Other real estate owned	$ ---	$ ---	$1,625	$1,625	$338
Collateral dependent impaired loans	$ ---	$ ---	$2,699	$2,699	$ ---

The Company had total collateral dependent impaired loans with carrying values of approximately $1,623 and $2,699 which had specific reserves included in the allowance of $68 and $120, at June 30, 2014 and December 31, 2013, respectively. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

Note 13: Fair Value of Financial Instruments

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at June 30, 2014, and December 31, 2013, follows:

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2014

Financial Assets:
Cash and cash equivalents	$ 11,791	$11,791	$ ---	$ ---	$ 11,791
Federal Home Loan Bank stock	21,196	---	21,196	---	21,196
Loans, net	892,185	---	---	896,937	896,937
Interest receivable	5,692	5,692	---	---	5,692
Financial liabilities:
Deposits (with no stated maturity)	$432,012	$ ---	$432,012	$ ---	$432,012
Time deposits	404,959	---	406,140	---	406,140
Borrowings	470,967	---	472,080	---	472,080
Interest payable	497	497	---	---	497

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2013

Financial Assets:
Cash and cash equivalents	$ 9,200	$ 9,200	$ ---	$ ---	$ 9,200
Federal Home Loan Bank stock	18,370	---	18,370	---	18,370
Loans, net	844,382	---	---	850,190	850,190
Interest receivable	4,788	4,788	---	---	4,788

Financial liabilities:
Deposits (with no stated maturity)	$440,063	$ ---	$440,063	$ ---	$440,063
Time deposits	395,588	---	398,668	---	398,668
Borrowings	409,445	---	411,298	---	411,298
Interest payable	514	514	---	---	514

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three months ended June 30, 2014 and 2013, and financial condition at June 30, 2014, and December 31, 2013, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the second quarter of 2014 and 2013 was $1,001 and $852 respectively, of tax-exempt interest income from certain investment securities and loans. For the six months ended June 30, 2014 and 2013, the amount of tax exempt income included in interest income was $1,991 and $1,669, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $480 and $418 in the second quarter of 2014 and 2013, respectively, and $954 and $818 for the six months ended June 30, 2014 and 2013, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

SUMMARY FINANCIAL RESULTS

On April 22, 2014, the Company’s Board of Directors declared a three-for-two split of its common stock, payable as a large stock dividend, which was paid on May 19, 2014 (the “payment date”) to all stockholders of record at the close of business on May 5, 2014. As of April 22, 2014, the Company had approximately 3,944,290 shares of common stock outstanding. After the stock split as a large stock dividend, the number of shares of Company common stock outstanding increased to approximately 5,916,435.  All previously reported share and per share data included in public filings subsequent to the payment date has been restated to reflect the retroactive effect of this three-for-two stock split.

For the three months ended June 30, 2014, the Company reported net income of $3,857, compared with $3,170 for the second quarter of 2013, representing an increase of $687, or 21.7%. The Company’s diluted earnings per share amounted to $0.65 for the quarter, compared with $0.54 in the second quarter of 2013, representing an increase of $0.11, or 20.4%.

The Company’s annualized return on average shareholders’ equity (“ROE”) amounted to 11.53% for the quarter, compared with 9.90% in the second quarter of 2013. The Company’s second quarter return on average assets (“ROA”) amounted to 1.09%, compared with 0.96% in the second quarter of 2013.

For the six months ended June 30, 2014, the Company reported net income of $7,644, compared with $6,386 for the same period in 2013, representing an increase of $1,258, or 19.7%. Diluted earnings per share amounted to $1.28 for the six months ended June 30, 2014, compared with $1.08 for the same period in 2013, representing an increase of $0.20, or 18.5%.

For the six months ended June 30, 2014, the Company’s annualized return on average shareholders’ equity (“ROE”) amounted to 11.79%, compared with 10.02% in the first half of 2013. The Company’s return on average assets (“ROA”) amounted to 1.10%, compared with 0.98% for the six months ending June 30, 2013.

As more fully enumerated in the following management discussion and analysis, the Company’s year-to-date operating results were highlighted by a $2,787 or 14.2% increase in net interest income and a nineteen basis point improvement in the net interest margin, compared with the six months ended June 30, 2013. Led by a $317, or 18.0% increase in trust and other financial services fees, total non-interest income increased $585, or 15.3%, compared with the first half of 2013. The Company continued to focus on the management of its operating expenses, posting year-to-date efficiency ratio of 54.2%, compared with 55.7% for the same period in 2013.

Led by growth in the loan and securities portfolios, total assets ended the quarter at $1,452,856, representing an increase of $78,963, or 5.7%, compared with December 31, 2013. Total loans ended the quarter at $900,936, representing an increase of $48,079, or 5.6%, compared with December 31, 2013. The credit quality of the loan portfolio remained stable during the first half of 2014, with total non-performing loans and other delinquent loans and other potential problem loans posting declines of 11.3% and 6.4%, respectively.  Similarly, the Company’s year-to-date net loan charge-offs were down 11.5%, compared with the first half of 2013.

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

Total Net Interest Income: For the three months ended June 30, 2014, net interest income on a tax equivalent basis amounted to $11,344, compared with $9,901 for the second quarter of 2013, representing an increase of $1,443, or 14.6%. The increase in second quarter 2014 tax-equivalent net interest income compared with the second quarter of 2013 was attributed to average earning asset growth of $96,892 or 7.6%, combined with a twenty basis point improvement in the net interest margin.

For the six months ended June 30, 2014, net interest income on a tax equivalent basis amounted to $22,377, compared with $19,590 for the same period in 2013, representing an increase of $2,787, or 14.2%. The increase in tax-equivalent net interest income compared with the first half of 2013 was attributed to average earning asset growth of $94,574, or 7.5%, combined with a nineteen basis point improvement in the net interest margin.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and six months ended June 30, 2014, and 2013:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

JUNE 30, 2014 AND 2013

		2014			2013
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 872,400	$ 9,266	4.26%	$ 833,696	$ 9,465	4.55%
Securities (2,3)	478,804	4,496	3.77%	421,921	3,415	3.25%
Federal Home Loan Bank stock	19,414	69	1.43%	18,108	12	0.27%
Fed funds sold, money market funds, and time	---	---	0.00%	1	---	0.00%
deposits with other banks

Total Earning Assets	$1,370,618	13,831	4.05%	1,273,726	12,892	4.06%

Non-Interest Earning Assets:
Cash and due from banks	3,895			3,832
Allowance for loan losses	(8,831)			(8,166)
Other assets (2)	54,451			56,321
Total Assets	$1,420,133			$1,325,713

Interest Bearing Liabilities:
Deposits	$ 805,213	$ 1,462	0.73%	$ 779,192	$ 1,669	0.86%
Borrowings	413,339	1,025	0.99%	352,944	1,322	1.50%
Total Interest Bearing Liabilities	$1,218,552	2,487	0.82%	1,132,136	2,991	1.06%
Rate Spread			3.23%			3.00%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	60,915			60,860
Other liabilities	6,469			4,345
Total Liabilities	1,285,936			1,197,341
Shareholders' equity	134,197			128,372
Total Liabilities and Shareholders' Equity	$1,420,133			$1,325,713
Net interest income and net interest margin (3)		11,344	3.32%		9,901	3.12%
Less: Tax Equivalent adjustment		(480)			(418)
Net Interest Income		$10,864	3.18%		$ 9,483	2.99%

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, reported on a tax equivalent basis calculated using a tax rate of 34%.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

SIX MONTHS ENDED

JUNE 30, 2014 AND 2013

		2014			2013
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 861,899	$18,389	4.30%	$ 824,775	$18,704	4.57%
Securities (2,3)	473,339	8,819	3.76%	416,828	6,919	3.35%
Federal Home Loan Bank stock	19,075	138	1.46%	18,135	34	0.38%
Fed funds sold, money market funds, and time
deposits with other banks	---	---	0.00%	1	---	0.00%

Total Earning Assets	1,354,313	27,346	4.07%	1,259,739	25,657	4.11%

Non-Interest Earning Assets:
Cash and due from banks	3,815			3,736
Allowance for loan losses	(8,722)			(8,223)
Other assets (2)	51,602			57,571
Total Assets	$1,401,008			$1,312,823

Interest Bearing Liabilities:
Deposits	$ 804,028	$ 2,899	0.73%	$ 747,881	$ 3,371	0.91%
Borrowings	395,207	2,070	1.06%	367,745	2,696	1.48%
Total Interest Bearing Liabilities	1,199,235	4,969	0.84%	1,115,626	6,067	1.10%
Rate Spread			3.23%			3.01%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	64,314			63,765
Other liabilities	6,670			4,962
Total Liabilities	1,270,219			1,184,353
Shareholders' equity	130,789			128,470
Total Liabilities and Shareholders' Equity	$1,401,008			$1,312,823
Net interest income and net interest margin (3)		22,377	3.33%		19,590	3.14%
Less: Tax Equivalent adjustment		(954)			(818)
Net Interest Income		$21,423	3.19%		$18,772	3.00%

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

For the three months ended June 30, 2014, the tax equivalent net interest margin amounted to 3.32%, compared with 3.12% in the second quarter of 2013, representing an increase of twenty basis points. The increase in the net interest margin was principally attributed to the weighted average cost of interest bearing liabilities, which declined to a much greater extent than the Bank’s weighted average earning asset yields. Specifically, the weighted average cost of interest bearing liabilities declined twenty-four basis points to 0.82%, while the weighted average yield on earning assets declined only one basis point to 4.05%, compared with the second quarter of 2013.

For the six months ended June 30, 2014, the tax equivalent net interest margin amounted to 3.33%, compared with 3.14% in the first half of 2013, representing an increase of nineteen basis points. The increase in the net interest margin was principally attributed to the weighted average cost of interest bearing liabilities, which declined faster and to a much greater extent than the Bank’s weighted average earning asset yields. Specifically, the weighted average cost of interest bearing liabilities declined twenty-six basis points to 0.84%, while the weighted average yield on earning assets declined only four basis points to 4.07%, compared with the first half of 2013.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2014		2013				2012
Quarter:	2	1	4	3	2	1	4	3
Interest Earning Assets:
Loans (1,3)	4.26%	4.35%	4.33%	4.39%	4.55%	4.59%	4.71%	4.72%
Securities (2,3)	3.77%	3.75%	3.61%	3.33%	3.25%	3.45%	3.72%	3.72%
Federal Home Loan Bank stock	1.43%	1.49%	0.37%	0.39%	0.27%	0.49%	0.50%	0.49%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	4.05%	4.10%	4.03%	3.97%	4.06%	4.16%	4.32%	4.32%

Interest Bearing Liabilities:
Deposits	0.73%	0.73%	0.82%	0.82%	0.86%	0.96%	1.05%	1.07%
Borrowings	0.99%	1.12%	1.15%	1.27%	1.50%	1.46%	1.63%	1.72%
Total Interest Bearing Liabilities	0.82%	0.85%	0.93%	0.97%	1.06%	1.14%	1.24%	1.28%

Rate Spread	3.23%	3.25%	3.10%	3.00%	3.00%	3.02%	3.08%	3.04%

Net Interest Margin (3)	3.32%	3.34%	3.21%	3.12%	3.12%	3.15%	3.23%	3.20%

Net Interest Margin without Tax Equivalent Adjustments	3.18%	3.20%	3.07%	2.98%	2.99%	3.02%	3.08%	3.06%

(1)   For purposes of these computations, non-accrual loans are included in average loans.

(2)   For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)   For purposes of these computations, reported on a tax equivalent basis calculated using a tax rate of 34%.

For the three and six months ended June 30, 2014, the weighted average yield on average earning assets amounted to 4.05% and 4.07%, compared with 4.06% and 4.11% for the same periods in 2013, representing declines of one and four basis points, respectively. As more fully discussed below, these declines were entirely attributed to declining yields on the Bank’s loan portfolio, as securities yields increased sixteen basis points and fifty-two basis points, respectively, compared with the same periods in 2013.

For the three and six months ended June 30, 2014, the weighted average cost of interest bearing liabilities amounted to 0.82% and 0.84%, compared with 1.06% and 1.10% for the same periods in 2013, representing declines of twenty-four and twenty-six basis points. As more fully discussed below, these declines principally reflected the ongoing re-pricing of maturing time deposits and borrowings at historically low interest rates.

Interest and Dividend Income:  For the three months ended June 30, 2014, total interest and dividend income on a tax-equivalent basis amounted to $13,831, compared with $12,892 in the second quarter of 2013, representing an increase of $939, or 7.3%. The increase in interest and dividend income was principally attributed to average earning asset growth of $96,892, or 7.6%, slightly offset by a one basis point decline in the weighted average earning asset yield to 4.05%.

For the three months ended June 30, 2014, total tax-equivalent interest income from the securities portfolio amounted to $4,496, representing an increase of $1,081, or 31.7%, compared with the second quarter of 2013. The increase in interest income from securities was principally attributed to a fifty-two basis point increase in the weighted average securities portfolio yield to 3.77%, combined with a $56,883 or 13.5% increase in total average securities, compared with the second quarter of 2013. The increase in the weighted average securities yield was attributed to increases in long-term interest rates and slowing mortgage refinance activity over this past year, which caused the amortization of mortgage-backed security purchase premiums to slow.

For the three months ended June 30, 2014, total tax-equivalent interest income from the loan portfolio amounted to $9,266, representing a decline of $199, or 0.2%, compared with the second quarter of 2013. While the average loan portfolio increased $38,704 or 4.6%, the impact of this increase was entirely offset by a twenty-nine basis point decline in the weighted average loan portfolio yield to 4.26%, compared with the second quarter of 2013. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity during a period of still-historically low interest rates.

For the six months ended June 30, 2014, total interest and dividend income on a tax-equivalent basis amounted to $27,346, compared with $25,657 for the same period in 2013, representing an increase of $1,689, or 6.6%. The increase in interest and dividend income was principally attributed to average earning asset growth of $94,574, or 7.5%, partially offset by a four basis point decline in the weighted average earning asset yield to 4.07%.

For the six months ended June 30, 2014, total tax-equivalent interest income from the securities portfolio amounted to $8,819, representing an increase of $1,900, or 27.5%, compared with the same period in 2013. The increase in interest income from securities was principally attributed to a forty-one basis point increase in the weighted average securities portfolio yield to 3.76%, combined with a $56,511 or 13.6% increase in total average securities, compared with the same period in 2013. The increase in the weighted average securities yield was attributed to increases in long-term interest rates and slowing mortgage refinance activity over this past year, which caused the amortization of MBS purchase premiums to slow.

For the six months ended June 30, 2014, total tax-equivalent interest income from the loan portfolio amounted to $18,389, representing a decline of $315, or 0.2%, compared with the same period in 2013. While the average loan portfolio increased $37,124 or 4.5%, the impact of this increase was entirely offset by a twenty-seven basis point decline in the weighted average loan portfolio yield to 4.30%, compared with the same period in 2013. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity during a period of still-historically low interest rates.

Interest Expense: For the three months ended June 30, 2014, total interest expense amounted to $2,487, compared with $2,991 in the second quarter of 2013, representing a decline of $504, or 16.9%. The decline in interest expense was principally attributed to a twenty-four basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was largely offset by an $86,416, or 7.6%, increase in total average interest bearing liabilities, compared with the second quarter of 2013.

The decline in the second quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2013 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the three months ended June 30, 2014, the total weighted average cost of interest bearing liabilities amounted to 0.82%, compared with 1.06% for the same quarter in 2013, representing a decline of twenty-four basis points. The weighted average cost of interest bearing deposits declined thirteen basis points to 0.73%, compared with the second quarter of 2013, while the weighted average cost of borrowed funds declined 51 basis points to 0.99%.

For the six months ended June 30, 2014, total interest expense amounted to $4,969, compared with $6,067 for the same period in 2013, representing a decline of $1,098, or 18.1%. The decline in interest expense was principally attributed to a twenty-six basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was largely offset by an $83,609, or 7.5%, increase in total average interest bearing liabilities, compared with the same period in 2013.

The decline in the weighted average cost of interest bearing liabilities compared with the first six months of 2013 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the six months ended June 30, 2014, the total weighted average cost of interest bearing liabilities amounted to 0.84%, compared with 1.10% for the same period in 2013, representing a decline of twenty-six basis points. The weighted average cost of interest bearing deposits declined eighteen basis points to 0.73%, while the weighted average cost of borrowed funds declined forty-two basis points to 1.06%.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED JUNE 30, 2014 and 2013

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$440	$(639)	$ (199)
Securities (2,3)	461	620	1,081
Federal Home Loan Bank stock	1	56	57
Fed funds sold, money market funds, and time deposits with other banks	---	---	---
TOTAL EARNING ASSETS	$902	$ 37	$ 939

Interest bearing deposits	56	(263)	(207)
Borrowings	227	(524)	(297)
TOTAL INTEREST BEARING LIABILITIES	$283	$(787)	$ (504)

NET CHANGE IN NET INTEREST INCOME	$619	$ 824	$1,443

(1)

For purposes of these computations, non-accrual loans are included in average loans.

(2)

For purposes of these computations, unrealized gains (losses) on available for sale securities are recorded in other assets.

(3)

For purposes of these computations, interest income is reported on a tax equivalent basis calculated using a tax rate of 34%.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

SIX MONTHS ENDED JUNE 30, 2014 and 2013

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$ 843	$(1,158)	$ (315)
Securities (2,3)	939	961	1,900
Federal Home Loan Bank stock	2	102	104
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---
TOTAL EARNING ASSETS	$1,784	$ (95)	$ 1,689

Interest bearing deposits	253	(725)	(472)
Borrowings	202	(828)	(626)
TOTAL INTEREST BEARING LIABILITIES	$ 455	$(1,553)	$(1,098)

NET CHANGE IN NET INTEREST INCOME	$1,329	$ 1,458	$ 2,787

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

The overall credit quality of the Bank’s loan portfolio remained stable during the six months ended June 30, 2014, with non-performing and other delinquent and potential problem loans posting declines from year-end 2013. Total non-performing loans amounted to $7,845 at June 30, 2014, compared with $8,840 at December 31, 2013, representing a decline of $995, or 11.3%. Other delinquent and potential problem loans totaled $14,344 at June 30, 2014, representing a decline of $981, or 6.4%, compared with December 31, 2013. Total non-performing loans expressed as a percentage of total loans ended the second quarter at 0.87%, down from 1.04% at year-end 2013. Similarly, the allowance for loan losses expressed as a ratio to non-performing loans ended the quarter at 111.5%, up from 95.9% at December 31, 2013.

For six months ended June 30, 2014, total net loan charge-offs amounted to $609, or annualized net charge-offs to average loans outstanding of 0.14%, compared with $688 and 0.17%, respectively, during the first half of 2013.

For the three and six months ended June 30, 2014, the Bank recorded provisions of $428 and $885, compared with $405 and $758 for the same periods in 2013, representing increases of $23 and $127, or 5.7% and 16.8%, respectfully.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three and six months ended June 30, 2014, total non-interest income amounted to $2,293 and $4,409, compared with $1,874 and $3,824 for the same periods in 2013, representing increases of $419 and $585, or 22.4% and 15.3%, respectively.

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

For the three and six months ended June 30, 2014, trust and other financial service fees amounted to $1,102 and $2,074, compared with $851 and $1,757 for the same periods in 2013, representing increases of $251 and $317, or 29.5% and 18.0%, respectively. These increases were attributed to higher levels of revenue from retail brokerage activities, as well as increases in the fair value of assets under management. At June 30, 2014 total assets under management stood at $393,877, up from $387,633 at year-end 2013, and representing an increase of $20,652 or 5.5% compared with June 30, 2013.

Service Charges on Deposit Accounts: Service charges on deposits are largely derived from customer overdraft fees. For the three and six months ended June 30, 2014, income from service charges on deposit accounts amounted to $300 and $559, compared with $321 and $616 for the same periods in 2013, representing declines of $21 and $57, or 6.5% and 9.3%, respectfully. The Bank has not been aggressive in selling its fee based overdraft products as a cautionary measure in light of continued regulatory pressure on the banking industry including the Consumer Financial Protection Bureau, which was established by the Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”).

Credit and Debit Card Service Charges and Fees: For the three and six months ended June 30, 2014, income generated from credit and debit card service charges and fees amounted to $376 and $720, compared with $396 and $732 for the same periods in 2013, representing declines of $20 and $12, or 5.1% and 1.6%, respectively. Included in prior periods credit and debit card income, were quarterly payments of $48 received from the Bank’s merchant payment processing provider pursuant to a 2008 Referral and Sales Agreement, at which time the Bank sold its merchant credit card processing portfolio. This agreement expired in the fourth quarter of 2013.

Net Securities Gains: For the three and six months ended June 30, 2014, total net realized securities gains amounted to $350 and $747, compared with $256 and $521 for the same periods in 2013, representing increases of $94 and $226, or 36.7% and 43.4%, respectively. The net realized securities gains recorded during the first half of 2014 were comprised of realized gains of $782, offset by realized losses of $35.

Non-interest Expense

For the three and six months ended June 30, 2014, total non-interest expense amounted to $7,361 and $14,207, compared with $6,595 and $12,902 for the same periods in 2013, representing increases of $766 and $1,305, or 11.6% and 10.1%, respectively.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three and six months ended June 30, 2014, total salaries and employee benefits expense amounted to $4,283 and $8,199, compared with $3,696 and $7,303 for the same periods in 2013, representing increases of $587 and $896, or 15.9% and 12.3%, respectfully.

The increase in salaries and employee benefits were attributed to a variety of factors including normal increases in base salaries, higher levels of employee incentive compensation, higher levels of employee health insurance as well as increases in staffing levels and strategic changes in staffing mix. The increases in salaries and employee benefits were also attributed to lower levels of deferred loan origination costs, which for the six months ended June 30, 2014 were down $136, compared with the same period in 2013.

Occupancy Expense: For the three and six months ended June 30, 2014, total occupancy expense amounted to $544 and $1,108, compared with $493 and $977 for the same periods in 2013, representing increases of $51 and $131, or 10.3% and 13.4%, respectfully. These increases largely attributed to higher levels of utilities expense and grounds maintenance, including snowplowing early in 2014.

Other Operating Expenses: For the three and six months ended June 30, 2014, total other operating expenses amounted to $1,735 and $3,301, compared with $1,698 and $3,112 for the same periods in 2013, representing increases of $37 and $189, or 2.2% and 6.1%, respectfully. These increases were principally attributed to higher levels of loan collection and other real estate owned expenses.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses by the sum of tax-equivalent net interest income and non-interest income other than net securities gains, other-than-temporary impairments, and other significant non-recurring expenses. For the three and six months ended June 30, 2014, the Company’s efficiency ratio amounted to 55.1% and 54.2%, compared with 56.3% and 55.7% for the same periods in 2013, respectively.

Income Taxes

For the three and six months ended June 30, 2014, total income taxes amounted to $1,511 and $3,096, compared with $1,187 and $2,550 for the same periods in 2013, representing increases of $324 and $546, or 27.3% and 21.4%, respectfully.

The Company's effective tax rates for the three and six months ended June 30, 2014 amounted to 28.1% and 28.8%, compared with 27.2% and 28.5% for the same periods in 2013. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.  Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at June 30, 2014, represented 62.0% and 32.9%, respectively, of total assets, compared with 62.1% and 32.8%, respectively, at December 31, 2013.

At June 30, 2014, the Company’s total assets amounted to $1,452,856, compared with $1,373,893 at December 31, 2013, representing an increase of $78,963, or 5.7%.

Securities

The securities portfolio is comprised of mortgage-backed securities (“MBS”) issued by U.S. Government agencies, U.S. Government sponsored enterprises, and other non-agency, private label issuers.  The portfolio also includes tax-exempt obligations of state and political subdivisions.

Management considers securities as a relatively attractive means to effectively leverage the Bank’s strong capital position, as securities are typically assigned significantly lower risk weightings compared with the Bank’s other earning assets for the purpose of calculating the Bank’s and the Company’s risk-based capital ratios. The overall objectives of the Company’s strategy for the securities portfolio include maintaining appropriate liquidity reserves, diversifying earning assets, managing interest rate risk, leveraging the Company’s strong capital position, and generating acceptable levels of net interest income.

Securities available for sale represented 100% of total securities at June 30, 2014, and December 31, 2013. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At June 30, 2014, total net unrealized securities gains amounted to $5,283, compared with net unrealized losses of losses of $11,465 at December 31, 2013. The unrealized losses at December 31, 2013 were attributed to market interest rates and wider pricing spreads, which increased significantly late in the second quarter of 2013. The yield on the 10-year U.S. Treasury Note reached a year-to-date low of 1.61% on May 1, 2013 and then increased steadily to 3.03% by year end 2013. The unrealized gains at June 30, 2014 were attributed to a moderate decline in long-term interest rates during the first half of 2014, with the 10-year U.S. Treasury Note ending the quarter at 2.53%.

Total Securities: At June 30, 2014, total securities amounted to $477,804, compared with $450,170 at December 31, 2013, representing an increase of $27,634, or 6.1%. The securities purchased during the first half of 2014 consisted of MBS issued and guaranteed by U.S. Government agencies and sponsored-enterprises, and to a lesser extent, obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of June 30, 2014, and December 31, 2013:

June 30, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$286,494	$ 6,287	$ 3,595	$289,186
US Government agency	86,475	1,389	749	87,115
Private label	4,315	834	5	5,144
Obligations of states and political subdivisions thereof	95,237	2,670	1,548	96,359
Total	$472,521	$11,180	$ 5,897	$477,804

December 31, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$277,838	$ 4,386	$ 8,592	$273,632
US Government agency	83,153	833	2,457	81,529
Private label	5,423	825	78	6,170
Obligations of states and political subdivisions thereof	95,221	1,121	7,503	88,839
Total	$461,635	$ 7,165	$18,630	$450,170

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at June 30, 2014, amounted to an excess of $5,897, or 1.2% of the amortized cost of the total securities portfolio. At December 31, 2013 this amount represented an excess of $18,630, or 4.0% of the amortized cost of the total securities portfolio. As of June 30, 2014, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $5,259, compared with $6,185 at December 31, 2013.

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”).  If a decline in the fair value of an available for sale security is judged to be OTTI, a charge is recorded in pre-tax earnings equal to the estimated credit losses inherent in the security.

Further information regarding impaired securities, OTTI securities and evaluation of securities for impairment is incorporated by reference to above Notes 2 and 5 of the interim unaudited consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

Loans

Total Loans: At June 30, 2014, total loans stood at $900,936, compared with $852,857 at December 31, 2013, representing an increase of $48,079, or 5.6%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	June 30, 2014	December 31, 2013

Commercial real estate mortgages	$329,948	$336,542
Commercial and industrial	81,978	73,972
Commercial construction and land development	13,201	18,129
Agricultural and other loans to farmers	29,566	26,929
Total commercial loans	454,693	455,572

Residential real estate mortgages	364,908	317,115
Home equity loans	49,696	49,565
Other consumer loans	13,279	14,523
Total consumer loans	427,883	381,203

Tax exempt loans	18,543	16,355

Net deferred loan costs and fees	(183)	(273)
Total loans	900,936	852,857
Allowance for loan losses	(8,751)	(8,475)
Total loans net of allowance for loan losses	$892,185	$844,382

Commercial Loans: At June 30, 2014, total commercial loans amounted to $454,693, compared with $455,572 at December 31, 2013, representing a decline of $879, or 0.2%. New commercial loan originations during the first quarter were more than offset with certain sizable loan payoffs as well as scheduled principal amortization from the portfolio.

Commercial loan growth has generally been challenged by a still-recovering economy, continuing economic uncertainty, diminished demand, and strong competition for quality loans.

Consumer Loans: At June 30, 2014, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $427,883, compared with $381,203 at December 31, 2013, representing an increase of $46,680, or 12.2%.

Mortgage origination activity continued to slow during the first half of 2014, driven by higher interest rates, rising home prices and inclement weather. The  increase in consumer loans compared with year-end 2013 was largely attributed to the purchase of residential mortgage loans. Loans originated and closed by the Bank during the first half of 2014 were largely offset by loan re-financings and principal pay-downs from the existing residential real estate loan portfolio.

Tax Exempt Loans: At June 30, 2014, total tax exempt loans amounted to $18,543, compared with $16,355 at December 31, 2013, representing an increase of $2,188, or 13.4%. Tax-exempt loans generally include loans to or guaranteed by local government municipalities, federal agencies, not-for-

profit organizations, and other organizations that qualify for tax-exempt treatment. Government municipality loans typically have short maturities (e.g., tax anticipation notes). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	June 30, 2014	December 31, 2013

Commercial real estate mortgages	$1,505	$2,046
Commercial and industrial loans	1,155	793
Commercial construction and land development	1,328	1,913
Agricultural and other loans to farmers	76	56
Total commercial loans	4,064	4,808

Residential real estate mortgages	2,752	3,227
Home equity loans	644	745
Other consumer loans	40	60
Total consumer loans	3,436	4,032

Total non-accrual loans	7,500	8,840
Accruing loans contractually past due 90 days or more	345	---
Total non-performing loans	$7,845	$8,840

Allowance for loan losses to non-performing loans	111.5%	95.9%
Non-performing loans to total loans	0.87%	1.04%
Allowance to total loans	0.97%	0.99%

At June 30, 2014, total non-performing loans amounted to $7,845, compared with $8,840 at December 31, 2013, representing a decline of $995, or 11.3%. As more fully discussed below, one commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $1,261, or 16.1% of total non-performing loans at June 30, 2014.

Non-performing commercial real estate mortgages totaled to $1,505 at June 30, 2014, down from $2,046 at December 31, 2013. At June 30, 2014, non-performing commercial real estate mortgages were represented by eleven business relationships, with outstanding balances ranging from $23 to $229.

Non-performing commercial and industrial loans totaled $1,155 at June 30, 2014, up from $793 at December 31, 2013.  At June 30, 2014, non-performing commercial and industrial loans were represented by twelve business relationships, with outstanding balances ranging from $4 to $387.

Non-performing commercial construction and land development loans totaled $1,328 at June 30, 2014, down from $1,913 at December 31, 2013. At June 30, 2014, non-performing commercial construction and land development loans were almost entirely represented by a $1,261 commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the existing housing units. This loan is impaired and was put on non-accrual status in late 2010. To date, the Bank has charged-off $2,014 of the original outstanding balance of this collateral dependent impaired loan. These charge-offs were based on current appraisals and revised prospects for future cash flows. This loan is recorded at fair value in the Company’s financial statements.

Non-performing residential real estate mortgages totaled $2,752 at June 30, 2014, down from $3,227 at December 31, 2013. At June 30, 2014, non-performing residential real estate loans were represented by thirty, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $14 to $352.

Non-performing home equity loans totaled $644 at June 30, 2014, down from $745 at December 31, 2013. At June 30, 2014, non-performing home equity loans were represented by four relationships with outstanding balances ranging from $4 to $394.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio as of June 30, 2014, Bank management is cognizant of the still-recovering real estate market, elevated unemployment rates and soft economic conditions overall. Bank management believes that the current credit cycle has yet to reach a definitive turning point and it may be some time before the overall level of credit quality in the Bank’s loan portfolio returns to pre-recession levels and shows lasting improvement. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $3,358 and $4,201 at June 30, 2014 and December 31, 2013, or 0.37% and 0.49% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At June 30, 2014, the Bank identified twenty-eight commercial relationships totaling $10,986 as potential problem loans, or 1.22% of total loans. At December 31, 2013, the Bank identified twenty-eight commercial relationships totaling $11,123 as potential problem loans, or 1.30% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

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

As of June 30, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, and one other consumer loan, to eight relationships totaling $1,416 that were classified as TDRs.  At June 30, 2014, seven of these TDRs totaling $397 were classified as non-accrual, and none were past due 30 days or more and still accruing.

As of December 31, 2013, the Bank had six real estate secured six commercial and industrial loans, and one other consumer loan, to eight relationships totaling $1,454 that were classified as TDR’s, of which seven TDRs totaling $416 were past due or classified as non-performing.

Allowance for Loan Losses: At June 30, 2014, the allowance for loan losses (the “allowance”) stood at $8,751, compared with $8,475 at December 31, 2013, representing an increase of $276, or 3.3%. The moderate increase in the allowance from December 31, 2013 was largely attributed to loan growth as well as changes in the overall mix of non-performing and potential problem loans. At June 30, 2014, the allowance expressed as a percentage of non-performing loans stood at 111.5%, up from 95.9% at December 31, 2013.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $1,623 as of June 30, 2014, compared with $2,699 as of December 31, 2013.  The related allowances for loan losses on these loans amounted to $68 as of June 30, 2014, compared with $120 as of December 31, 2013.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the six-month periods ended June 30, 2014, and 2013.

ALLOWANCE FOR LOAN LOSSES

SIX MONTHS ENDED

JUNE 30, 2014 AND 2013

	2014	2013

Balance at beginning of period	$8,475	$8,097
Charge-offs:
Commercial real estate mortgages	165	84
Commercial and industrial	99	178
Commercial construction and land development	---	---
Agricultural and other loans to farmers	14	81
Residential real estate mortgages	293	287
Other consumer loans	80	68
Home equity loans	18	34
Tax exempt loans	---	---
Total charge-offs	669	732

Recoveries:
Commercial real estate mortgages	6	$ 3
Commercial and industrial loans	12	10
Commercial construction and land development	---	---
Agricultural and other loans to farmers	15	1
Residential real estate mortgages	12	1
Other consumer loans	15	10
Home equity loans	---	19
Tax exempt loans	---	---
Total recoveries	60	44

Net charge-offs	609	688
Provision charged to operations	885	758

Balance at end of period	$ 8,751	$8,167

For the six months ended June 30, 2014, total net loan charge-offs amounted to $609, or annualized net charge-offs to average loans outstanding of 0.14%, down from $688 and 0.17%, for the first six months of 2013.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the three months ended June, 2014.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at June 30, 2014 is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

Further information regarding loans and the allowance for loan losses, is incorporated by reference to above Note 6, Loans and Allowance for Loan Losses, of the interim unaudited consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

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

At June 30, 2014, the Bank’s OREO amounted to $1,771, compared with $1,625 as of December 31, 2013, representing an increase of $146, or 9.0%. Five residential and six commercial properties comprised the June 30, 2014 balance of OREO.

During the six months ended June 30, 2014, two properties were added to OREO.  There were write-downs of $130 and there were two sales of OREO property. There were no gains or losses on the properties that were sold.

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

At June 30, 2014, total deposits stood at $836,971, compared with $835,651 at December 31, 2013, representing an increase of $1,320, or 0.2%.  Demand deposits and NOW accounts experienced a combined seasonal decline of $14,964, or 7.2%, compared with December 31, 2013. This decline was more than offset with a $16,284 increase in savings and money market accounts and time deposits compared with December 31, 2013.

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

At June 30, 2014, total borrowings amounted to $470,967, compared with $409,445 at December 31, 2013, representing an increase of $61,522, or 15.0%. The increase in total borrowings was principally utilized to fund earning asset growth during the first half of 2014 as seasonal core deposit declines kept deposits relatively flat compared with December 31, 2013.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, the Company maintained its strong capital position and continued to be a “well-capitalized” bank holding company according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

As of June 30, 2014, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At June 30, 2014, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 16.83%, 15.20% and 9.14%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at June 30, 2014, and December 31, 2013, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Required Amount	Actual Amount	Required Amount	Ratio
June 30, 2014
Total Capital
(To Risk-Weighted Assets)
Consolidated	$143,166	16.83%	$68,060	8.0%	N/A
Bank	$144,503	17.00%	$67,995	8.0%	$84,993	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$129,300	15.20%	$34,030	4.0%	N/A
Bank	$130,637	15.37%	$33,997	4.0%	$50,996	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$129,300	9.14%	$56,584	4.0%	N/A
Bank	$130,637	9.24%	$56,550	4.0%	$70,688	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
As of December 31, 2013
Total Capital
(To Risk-Weighted Assets)
Consolidated	$137,311	16.62%	$66,106	8.00%	N/A
Bank	$138,761	16.81%	$66,041	8.00%	$82,551	10.00%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$123,730	14.97%	$33,053	4.00%	N/A
Bank	$125,180	15.16%	$33,020	4.00%	$49,531	6.00%
Tier 1 Capital
(To Average Assets)
Consolidated	$123,730	9.01%	$54,954	4.00%	N/A
Bank	$125,180	9.12%	$54,923	4.00%	$68,653	5.00%

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

The Company paid a regular cash dividend of 22.3 cents per share of common stock in the second quarter of 2014, representing a post-stock split (effectuated as a large stock dividend) adjusted increase of 1.7 cents, or 8.1%, compared with the second quarter of 2013.

The Company's Board of Directors recently declared  a third quarter 2014 regular cash dividend of 23.0 cents per share of Company common stock, representing a post-stock split (effectuated as a large stock dividend) adjusted increase of 2.0 cents, or 9.5%, compared with compared with the third quarter of 2013. The quarterly cash dividend is payable to all Company stockholders of record as of the close of business August 15, 2014, and will be paid on September 15, 2014. This represented the thirteenth consecutive quarter where the Company increased its quarterly cash dividend to shareholders.

Stock Repurchase Plan: In August 2008, the Company’s Board of Directors approved a program to repurchase up to 450,000 shares of the Company’s common stock, or approximately 10.2% of the shares then currently outstanding. The stock repurchase program became effective as of August 21, 2008, and was authorized to continue for a period of up to twenty-four consecutive months. In August of 2010, the Company’s Board of Directors authorized the continuance of this program through August 17, 2012. In August of 2012, the Company’s Board of Directors authorized the continuance of this program through August 17, 2014. In July of 2014, the Company’s Board of Directors authorized the continuance of this program through August 17, 2016. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be made in the open market or through privately negotiated transactions.

As of June 30, 2014, the Company had repurchased 157,731 shares of stock under this plan, at a total cost of $2,945 and an average price of $18.67 per share. During the six months ended June 30, 2014, the Company repurchased 327 shares under the plan.  The Company records repurchased shares as treasury stock.

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

At June 30, 2014, commitments under existing standby letters of credit totaled $325, compared with $378 at December 31, 2013. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table details the notional or contractual amount for financial instruments with off-balance sheet risk as of June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013

Commitments to originate loans	$ 21,055	$ 10,269
Unused lines of credit	93,204	98,486
Un-advanced portions of construction loans	18,001	12,203
Total	$132,260	$120,958

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets over the 30-day horizon. At June 30, 2014, liquidity, as measured by the basic surplus/deficit model, was 5.6% over the 30-day horizon and 6.0% over the 90-day horizon.

At June 30, 2014, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $130 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At June 30, 2014, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $165,815, or 11.4% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes.  The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carry-forward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2014, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% to 0.25% and the two-year U.S. Treasury Note of 0.46% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

June 30, 2014

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (175)	$(1,190)
Net interest income (%)	-0.39%	-2.66%
Year 2
Net interest income ($)	$(1,608)	$(1,661)
Net interest income (%)	-3.59%	-3.71%

As more fully discussed below, the June 30, 2014, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one and two-year horizons (i.e., exposed to rising interest rates.

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

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will remain stable over the one year horizon and then decline moderately over the two-year horizon as declining earning assets yields outpace reductions in funding costs. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

Assuming the Bank’s balance sheet structure and size remain at current levels and the Federal Reserve increases short-term interest rates by 200 basis points with the balance of the yield curve shifting in parallel with these increases, management believes net interest income will decline moderately over the one-year and two year horizons and then trend upward over the three year horizon and beyond. The interest rate sensitivity simulation model suggests that as interest rates rise, the Bank’s funding costs will initially re-price disproportionately with earning asset yields to a moderate degree. As funding costs begin to stabilize early in the third year of the simulation, the model suggests that the earning asset portfolios will continue to re-price at prevailing interest rate levels and cash flows from the Bank’s earning asset portfolios will be reinvested into higher yielding earning assets, resulting in a widening of spreads and increases in net interest income over the three year horizon and beyond. Management believes moderate to strong earning asset growth will be necessary to meaningfully increase the current level of net interest income over the one-year and two-year horizons should short-term and long-term interest rates rise in parallel.

Interest rates plummeted during 2008 and have remained historically low ever since, as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Management believes the most significant ongoing factor affecting market risk exposure and the impact on net interest income continues to be the slow and extended recovery from the severe nationwide recession and the U.S. Government’s extraordinary responses, including a variety of government stimulus programs and quantitative easing strategies. The Federal Reserve has maintained short-term interest rates at historically low levels for an extended period of time, further threatening net interest income. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios.

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

Item 1A: Risk Factors

We believe the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2013, continue to represent the most significant risks to our future results of operations and financial conditions, without modification or amendment.  Please refer to such risk factors listed in Part 1, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(c) As of June 30, 2014, the Company has repurchased 157,731 shares at an average price of $18.67 per share, or 35.1% of the repurchase program’s total allotment, and 2.7% of total outstanding shares.

The following table sets forth the Company’s repurchases of its common stock under the Company’s stock repurchase plan for the three months ended June 30, 2014.

	(a)	(b)	(c )	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2014	327	$ 24.97	327	292,245
May 1-31, 2014	---	$ ---	---	292,245
June 1-30, 2014	---	$ ---	---	292,245

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

BAR HARBOR BANKSHARES (Registrant)

/s/Curtis C. Simard

Date: August 06, 2014	Curtis C. Simard
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: August 06, 2014	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4	Instruments Defining Rights of Security Holders

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1

Change in Control, Confidentiality and Noncompetition Agreement with Richard Maltz, newly appointed Chief Risk Officer of the Company and Bar Harbor Bank & Trust, effective as of September 1, 2014 (incorporated herein by reference to Form 8-K, Item 1.01 and Item 9.01, Exhibit 10.1, filed with the Commission on July 11, 2014).

10.2

2014 through 2016 Long Term Executive Incentive Plan (the “LTEIP”) applicable to certain executive officers of the Company and its wholly owned first tier bank and second tier trust company subsidiaries, including the Company’s named executive officers (incorporated by reference to Form 8-K, Items 5.02 and 9.01, Exhibit 10.1, filed with the Commission on July 24, 2014)

11.1

Statement re computation of per share earnings (data required by SFAS No. 128, Earnings Per Share, is provided in Note 4 to the consolidated financial statements in this report on Form 10-Q and incorporated herein by reference thereto).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 (furnished herewith)

101*

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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