Form 10-K/A
BAR HARBOR BANKSHARES
filed 2014-09-17
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 001-13349

BAR HARBOR BANKSHARES

(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification No.)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

          Title of class                                                Name of exchange on which registered

  Common Stock, $2.00 par value per share

     NYSE MKT, LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ¨ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: YES ¨ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ¨

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer ¨ Accelerated filer ☑

Non-accelerated filer (do not check if a smaller reporting company) ¨ Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ¨ NO ☑

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

TABLE OF CONTENTS

Explanatory Note		1

PART II

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	2-48

ITEM 9A	CONTROLS AND PROCEDURES	48-51

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	52

	SIGNATURES	52

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2013 of Bar Harbor Bankshares (the “Company”), originally filed with the Securities and Exchange Commission on March 13, 2014 (the “Form 10-K”), is to:

(A) amend Part II, Item 8, REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, on page 72 of the Form 10-K to insert "(1992)" immediately following the words, Internal Control – Integrated Framework", to indicate that in conducting the 2013 audit of the Company’s internal controls over financial reporting Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992 framework was used;

(B) amend Part II, Item 8, REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, on page 72 of the Form 10-K to change the date of the "REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" from March 12, 2014 to March 13, 2014. This change corrects an error that occurred due to filing the Company's Form 10-K on March 13, 2014 rather than March 12, 2014;

(C) amend Part II, Item 9A, Management Report on Internal Control over Financial Reporting, on page 121 of the Form 10-K, to insert "(1992)" immediately following the words, "Internal Control – Integrated Framework", to indicate that in conducting the 2013 audit of the Company’s internal controls over financial reporting the Committee of Sponsoring Organizations of the Treadway Commission (COSO)1992 framework was used;

(D) amend Part II, Item 9A, Management Report on Internal Control over Financial Reporting, on page 121 of the Form 10-K, to insert "(1992)" immediately following the words, "Based on its assessment, management believes that as of December 31, 2013, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework", to indicate that in conducting management's assessment of the effectiveness of the Company’s internal controls over financial reporting, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992 framework was used;  and

(E) amend Part II, Item 9A, REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM on page 122 of the Form 10-K, to insert "(1992)" immediately following the words, " Internal Control – Integrated Framework", to indicate that in conducting the auditor's assessment of the effectiveness of the Company’s internal controls over financial reporting, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992 framework was used; and

(F) amend Part II, Item 9A, REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, on page 122 to change the date at the bottom of the report from March 12, 2014 to March 13, 2014. This change corrects an error that occurred due to filing of the Company's Form 10-K on March 13, 2014 rather than March 12, 2014; and

As required by Rule 12b-15, the Company’s principal executive officer and principal financial officer are providing currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2. Accordingly, the Company hereby further amends Item 15 of the Form 10-K to add such reports as exhibits.

Except as described above, the Amendment does not modify or update any other items or disclosures contained in the Form 10-K. The disclosures contained in the Form 10-K have not been updated to reflect events, results or developments that have occurred after March 13, 2014, or to modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s other filings with the Securities and Exchange Commission, together with any amendments to those filings.

PART II

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 13, 2014

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

8

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

For the year ended December 31, 2012, the Company recorded total OTTI losses of $1,170 (before taxes), related to fourteen, available for sale, 1-4 family, private-label MBS, all but two of which the Company had previously determined was other-than-temporarily impaired. Of the $1,170 in total OTTI losses, $853 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $317 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $853 in estimated credit losses were recorded in earnings (before taxes) with the $317 non-

credit portion of the unrealized losses recorded within accumulated other comprehensive income (net of taxes). The additional credit losses principally reflected an increase in the future loss severity and constant default rate estimates resulting from depressed real estate markets, extended foreclosure and collateral liquidation timelines, and depressed economic conditions that affected the expected performance of the mortgage loans underlying these securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).

Based on its assessment, management believes that as of December 31, 2013, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (1992).

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears within Item 9A of this report on Form 10-K/A.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bar Harbor Bankshares:

We have audited Bar Harbor Bankshares and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 13, 2014

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. Exhibits. See Item 15(b) to this Annual Report on Form 10-K/A.

(b)   A list of exhibits to this Form 10-K/A is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 17, 2014	BAR HARBOR BANKSHARES (Registrant) /s/ Curtis C. Simard Curtis C. Simard President & Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K/A.

EXHIBIT NUMBER

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith