Form 10-Q
period 2014-09-30
BAR HARBOR BANKSHARES
filed 2014-11-05
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – November 3, 2014
$2.00 Par Value	5,938,767

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at September 30, 2014 and December 31, 2013	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013	5

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2014 and 2013	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	7

	Notes to Consolidated Interim Financial Statements	8-36

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36-61

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62-64

Item 4.	Controls and Procedures	65

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	65

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3.	Defaults Upon Senior Securities	65

Item 4.	Mine Safety Disclosures	65

Item 5.	Other Information	65

Item 6.	Exhibits	66

Signatures		66

Exhibit Index		67

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(Dollars in thousands, except share and per share data)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$ 12,906	$ 9,200
Securities available for sale, at fair value (amortized cost of $460,832 and $461,635, respectively)	466,934	450,170
Federal Home Loan Bank stock	21,354	18,370
Loans	897,945	852,857
Allowance for loan losses	(8,635)	(8,475)
Loans, net of allowance for loan losses	889,310	844,382
Premises and equipment, net	20,258	20,145
Goodwill	4,935	4,935
Bank owned life insurance	8,075	7,879
Other assets	15,354	18,812
TOTAL ASSETS	$1,439,126	$1,373,893

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 81,059	$ 72,259
NOW accounts	149,764	135,246
Savings and money market deposits	265,013	232,558
Time deposits	391,280	395,588
Total deposits	887,116	835,651
Short-term borrowings	305,122	312,945
Long-term advances from Federal Home Loan Bank	93,500	91,500
Junior subordinated debentures	5,000	5,000
Other liabilities	7,034	7,418
TOTAL LIABILITIES	$1,297,772	$1,252,514

Shareholders' equity
Capital stock, par value $2.00; authorized 15,000,000 and 10,000,000 shares; issued 6,788,407 and 4,525,635 shares at September 30, 2014 and December 31, 2013, respectively	13,577	9,051
Surplus	20,769	25,085
Retained earnings	111,442	103,907
Accumulated other comprehensive (loss) income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($185) and ($192), at September 30, 2014 and December 31, 2013, respectively	(359)	(373)
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $1,819 and ($4,150), at September 30, 2014 and December 31, 2013, respectively	3,533	(8,055)
Portion of OTTI attributable to non-credit gains, net of tax of $255 and $252, at September 30, 2014 and December 31, 2013, respectively	495	488
Net unrealized appreciation on derivative instruments, net of tax of $83 and $0, at September 30, 2014 and December 31, 2013, respectively	159	---
Total accumulated other comprehensive income (loss)	3,828	(7,940)
Less: cost of 852,831 and 879,840 shares of treasury stock at September 30, 2014 and December 31, 2013, respectively	(8,262)	(8,724)

TOTAL SHAREHOLDERS' EQUITY	141,354	121,379

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,439,126	$1,373,893

 All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and dividend income:
Interest and fees on loans	$10,016	$ 9,404	$28,285	$27,991
Interest on securities	3,719	3,412	11,704	9,630
Dividend on FHLB stock	71	18	209	52
Total interest and dividend income	13,806	12,834	40,198	37,673

Interest expense:
Deposits	1,477	1,626	4,376	4,997
Short-term borrowings	197	127	477	359
Long-term debt	755	1,112	2,545	3,576
Total interest expense	2,429	2,865	7,398	8,932

Net interest income	11,377	9,969	32,800	28,741
Provision for loan losses	491	170	1,376	928
Net interest income after provision for loan losses	10,886	9,799	31,424	27,813

Non-interest income:
Trust and other financial services	954	900	3,028	2,657
Service charges on deposit accounts	335	346	894	962
Credit and debit card service charges and fees	436	440	1,156	1,172
Net securities gains (losses)	(81)	138	666	659
Total other-than-temporary impairment ("OTTI") losses	---	(73)	---	(241)
Non-credit portion of OTTI losses (before taxes) (1)	---	---	---	53
Net OTTI losses recognized in earnings	---	(73)	---	(188)
Other operating income	172	174	481	487
Total non-interest income	1,816	1,925	6,225	5,749

Non-interest expense:
Salaries and employee benefits	4,249	4,025	12,448	11,328
Occupancy expense	508	482	1,616	1,459
Furniture and equipment expense	569	506	1,606	1,487
Credit and debit card expenses	111	98	308	286
FDIC insurance assessments	165	175	530	516
Other operating expense	1,610	1,549	4,911	4,661
Total non-interest expense	7,212	6,835	21,419	19,737

Income before income taxes	5,490	4,889	16,230	13,825
Income taxes	1,623	1,356	4,719	3,906

Net income	$ 3,867	$ 3,533	$11,511	$ 9,919

Per Common Share Data:
Basic earnings per share	$ 0.65	$ 0.60	$ 1.94	$ 1.68
Diluted earnings per share	$ 0.65	$ 0.59	$ 1.93	$ 1.67

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

(1) Included in other comprehensive loss, net of tax

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,
	2014	2013

Net income	$ 3,867	$ 3,533
Other comprehensive income:
Net unrealized appreciation on securities available for sale, net of tax of $247 and $196, respectively	488	380
Less reclassification adjustment for net losses (gains) related to securities available for sale included in net income net of tax of $28 and $47, respectively	53	(91)
Add other-than-temporary impairment adjustment, net of tax of $0 and $25, Respectively	---	48
Net unrealized appreciation on interest rate derivatives, net of tax of $58 and $0, respectively	110	---
Actuarial gain on supplemental executive retirement plan, net of related tax of $3 and $4, respectively	5	8
Total other comprehensive income	656	345
Total comprehensive income	$ 4,523	$ 3,878

	Nine Months Ended September 30,
	2014	2013

Net income	$11,511	$ 9,919
Other comprehensive income:
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $6,195 and ($5,790), respectively	12,035	(11,237)
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $226 and $224, respectively	(440)	(435)
Add other-than-temporary impairment adjustment, net of tax of $0 and $82, Respectively	---	159
Less non-credit portion of other-than-temporary impairment losses, net of tax of $0 and $18, respectively	---	(35)
Net unrealized appreciation on interest rate derivatives, net of tax of $83 and $0, respectively	159	---
Net amortization of prior service cost and actuarial gain on supplemental executive retirement plan, net of related tax of $0 and ($56), respectively	---	(109)
Actuarial gain on supplemental executive retirement plan, net of related tax of $7 and $15, respectively	14	28
Total other comprehensive income (loss)	11,768	(11,629)
Total comprehensive income (loss)	$23,279	$(1,710)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands, except share and per share data)

(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity

Balance December 31, 2012	$ 9,051	$24,905	$ 95,688	$ 7,697	$(9,295)	$128,046
Net income	---	---	9,919	---	---	9,919
Total other comprehensive loss	---	---	---	(11,629)	---	(11,629)
Dividend declared:
Common stock ($0.620 per share)	---	---	(3,655)	---	---	(3,655)
Purchase of treasury stock (1,050 shares)	---	---	---	---	(24)	(24)
Stock options exercised (22,528 shares), including related tax effects	---	108	(44)	---	450	514
Recognition of stock based compensation expense	---	223	10	---	---	233
Restricted stock grants (5,055 shares)	---	(121)	17	---	103	(1)
Balance September 30, 2013	$ 9,051	$25,115	$101,935	$(3,932)	$(8,766)	$123,403

Balance December 31, 2013	$ 9,051	$25,085	$103,907	$(7,940)	$(8,724)	$121,379
Net income	---	---	11,511	---	---	11,511
Total other comprehensive income	---	---	---	11,768	---	11,768
Dividend declared:
Common stock ($0.670 per share)	---	---	(3,967)	---	---	(3,967)
Purchase of treasury stock (327 shares)	---	---	---	---	(8)	(8)
Stock options exercised (24,456 shares), including related tax effects	---	27	(9)	---	417	435
Three-for-two stock split	4,526	(4,526)		---		---
Recognition of stock based compensation expense	---	167	---	---	---	167
Restricted stock grants (2,878 shares)	---	16	---	---	53	69
Balance September 30, 2014	$13,577	$20,769	$111,442	$ 3,828	$(8,262)	$141,354

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands)

(unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$ 11,511	$ 9,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,212	1,084
Amortization of core deposit intangible	69	69
Provision for loan losses	1,376	928
Net securities gains	(666)	(659)
Other-than-temporary impairment	---	188
Net amortization of bond premiums and discounts	2,208	4,205
Recognition of stock based expense	167	233
Gains on sale of other real estate owned	---	(53)
Net change in other assets	(2,416)	733
Net change in other liabilities	(384)	(300)
Net cash provided by operating activities	$ 13,077	$ 16,347

Cash flows from investing activities:

Purchases of securities available for sale	(78,433)	(155,548)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	51,132	77,283
Proceeds from sales of securities available for sale	26,563	12,717
Net decrease in Federal Home Loan Bank stock	(2,984)	(142)
Net loans made to customers	(46,624)	(31,314)
Proceeds from sale of other real estate owned	129	1,065
Capital expenditures	(1,325)	(1,706)
Net cash used in investing activities	(51,542)	(97,645)

Cash flows from financing activities:
Net increase in deposits	51,465	88,831
Net decrease in securities sold under repurchase agreements and fed funds purchased	(1,133)	(812)
Proceeds from Federal Home Loan Bank advances	36,800	27,900
Repayments of Federal Home Loan Bank advances	(41,490)	(34,641)
Purchases of Treasury Stock	(8)	(24)
Proceeds from stock option exercises, including excess tax benefits	435	513
Restricted stock grant	69	---
Payments of dividends	(3,967)	(3,655)
Net cash provided by financing activities	$ 42,171	$ 78,112

Net increase (decrease) in cash and cash equivalents	3,706	(3,186)
Cash and cash equivalents at beginning of period	9,200	14,992
Cash and cash equivalents at end of period	$ 12,906	$ 11,806

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 7,444	$ 9,077
Income taxes	4,756	3,047
Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 320	$ 261

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Dollars in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three and nine months ended September 30, 2014, is not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other interim periods.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of September 30, 2014, and December 31, 2013, there was no valuation allowance for deferred tax assets. Deferred tax assets are included in other assets on the consolidated balance sheet.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2014, and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$ 3,867	$ 3,533	$ 11,511	$ 9,919

Weighted average common shares outstanding
Basic	5,931,342	5,904,193	5,921,427	5,894,789
Effect of dilutive employee stock options	52,581	35,712	44,147	29,056
Diluted	5,983,923	5,939,905	5,965,574	5,923,845

Anti-dilutive options excluded from earnings per share calculation	41,256	60,315	85,431	72,954

Per Common Share Data:
Basic earnings per share	$ 0.65	$ 0.60	$ 1.94	$ 1.68
Diluted earnings per share	$ 0.65	$ 0.59	$ 1.93	$ 1.67

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

Note 5: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of September 30, 2014, and December 31, 2013:

September 30, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$280,238	$5,578	$3,807	$282,009
US Government agency	84,628	1,252	982	84,898
Private label	3,943	832	5	4,770
Obligations of states and political subdivisions thereof	92,023	3,717	483	95,257
Total	$460,832	$11,379	$5,277	$466,934

December 31, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$277,838	$4,386	$ 8,592	$273,632
US Government agency	83,153	833	2,457	81,529
Private label	5,423	825	78	6,170
Obligations of states and political subdivisions thereof	95,221	1,121	7,503	88,839
Total	$461,635	$7,165	$18,630	$450,170

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of September 30, 2014. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of MBS, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due after one year through five years	$ 5,276	$ 5,355
Due after five years through ten years	14,170	14,648
Due after ten years	441,386	446,931
Total	$460,832	$466,934

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”). For the nine months ended September 30, 2014, the Company did not have any OTTI losses recognized in earnings (before taxes), compared with $188 for the same period in 2013.

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

As of September 30, 2014, the Company held twelve private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $1,767 for which OTTI losses have previously been recognized in pre-tax earnings dating back to the fourth quarter of 2008.  For all twelve of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $495, net of tax, as included in accumulated OCI as of September 30, 2014.  As of September 30, 2014, the total net unrealized gains included in accumulated OCI for securities held where OTTI has been historically recognized in pre-tax earnings amounted to $495, net of tax, compared with net unrealized gains of $488, net of tax, at December 31, 2013.

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

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of September 30, 2014 it will recover the amortized cost basis of its private label MBS as depicted in the table below and has therefore concluded that such securities were not OTTI as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that would change the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three and nine months ending September 30, 2014, and 2013.

	2014	2013

Estimated credit losses as of June 30,	$3,413	$3,790
Additions for credit losses for securities on which OTTI has been previously recognized	---	73
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities paid off during the period	---	---
Estimated credit losses as of September 30,	$3,413	$3,863

	2014	2013

Estimated credit losses as of prior year-end,	$3,923	$4,366
Additions for credit losses for securities on which OTTI has been previously recognized	---	188
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities paid off during the period	510	691
Estimated credit losses as of September 30,	$3,413	$3,863

As of September 30, 2014, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that any declines in the values of those securities were temporary and that any additional OTTI charges were not appropriate at September 30, 2014. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2014 and December 31, 2013. All securities referenced are debt securities.

	Less than 12 months			12 months or longer			Total
September 30, 2014	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$41,276	47	$ 811	$ 64,852	74	$2,996	$106,128	121	$ 3,807
US Government agency	23,356	37	256	19,316	23	726	42,672	60	982
Private label	3	1	---	152	4	5	155	5	5
Obligations of states and political subdivisions thereof	1,927	4	11	23,142	50	472	25,069	54	483
Total	$66,562	89	$1,078	$107,462	151	$4,199	$174,024	240	$ 5,277

	Less than 12 months			12 months or longer			Total
December 31, 2013	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- Sponsored enterprises	$111,169	140	$ 4,801	$40,563	40	$3,791	$151,732	180	$ 8,592
US Government agency	36,356	47	1,982	9,156	12	475	45,512	59	2,457
Private label	826	12	61	449	7	17	1,275	19	78
Obligations of states and political subdivisions thereof	61,174	135	5,601	8,464	30	1,902	69,638	165	7,503
Total	$209,525	334	$12,445	$58,632	89	$6,185	$268,157	423	$18,630

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of September 30, 2014, the total unrealized losses on these securities amounted to $3,807, compared with $8,592 at December 31, 2013.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at September 30, 2014 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at September 30, 2014.

•

Mortgage-backed securities issued by U.S. Government agencies: As of September 30, 2014, the total unrealized losses on these securities amounted to $982, compared with $2,457 at December 31, 2013. All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at September 30, 2014 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at September 30, 2014.

•

Private label mortgage-backed securities: As of September 30, 2014, the total unrealized losses on the Bank’s private label MBS amounted to $5, compared with $78 at December 31, 2013. The Company attributes the unrealized losses at September 30, 2014 to the current illiquid market for non-agency MBS, a still recovering housing market, risk-related market pricing discounts for non-agency MBS and credit rating downgrades on certain private label MBS owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to amortized cost on these securities, the Company does not consider there to be any additional OTTI with respect to these securities at September 30, 2014.

•

Obligations of states of the U.S. and political subdivisions thereof: As of September 30, 2014, the total unrealized losses on the Bank’s municipal securities amounted to $483, compared with $7,503 at December 31, 2013. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to “AAA” or “AA” status. Starting in 2008 and continuing through 2014, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at September 30, 2014, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at September 30, 2014, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at September 30, 2014 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased and, to a lesser extent, changes in credit ratings on certain securities. The Company also attributes the unrealized losses to ongoing media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at September 30, 2014.

At September 30, 2014, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other than temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and OTTI losses on securities available for sale for the three and nine months ended September 30, 2014 and 2013.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net
Three months ended September 30,
2014	$ 4,342	$ 27	$108	$ ---	$ (81)
2013	$ 3,088	$138	$ ---	$ 73	$ 65

Nine months ended September 30,
2014	$26,563	$809	$143	$ ---	$666
2013	$12,717	$667	$ 8	$188	$471

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

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of September 30, 2014, and December 31, 2013:

LOAN PORTFOLIO SUMMARY

	September 30, 2014	December 31, 2013

Commercial real estate mortgages	$329,263	$336,542
Commercial and industrial	76,152	73,972
Commercial construction and land development	23,828	18,129
Agricultural and other loans to farmers	28,649	26,929
Total commercial loans	457,892	455,572

Residential real estate mortgages	359,494	317,115
Home equity loans	51,693	49,565
O Other consumer loans	12,239	14,523
Total consumer loans	423,426	381,203

Tax exempt loans	16,729	16,355

Net deferred loan costs and fees	(102)	(273)
Total loans	897,945	852,857
Allowance for loan losses	(8,635)	(8,475)
Total loans net of allowance for loan losses	$889,310	$844,382

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at September 30, 2014, approximately 32.5% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Non-performing Loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at September 30, 2014, and December 31, 2013.

TOTAL NON-PERFORMING LOANS

	September 30, 2014	December 31, 2013

Commercial real estate mortgages	$1,053	$2,046
Commercial and industrial loans	604	793
Commercial construction and land development	1,328	1,913
Agricultural and other loans to farmers	56	56
Total commercial loans	3,041	4,808

Residential real estate mortgages	2,545	3,227
Home equity loans	622	745
Other consumer loans	20	60
Total consumer loans	3,187	4,032

Total non-accrual loans	6,228	8,840
Accruing loans contractually past due 90 days or more	87	---
Total non-performing loans	$6,315	$8,840

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

Summary information pertaining to the TDRs that occurred during the three and nine months ended September 30, 2014 and 2013 follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014			2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural and other loans to farmers	1	$100	$ 99	1	$100	$ 99
Total commercial loans	1	100	99	1	100	99

Total	1	$100	$ 99	1	$100	$ 99
	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2013			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial loans	0	$ ---	$ ---	1	$ 50	$ 47
Total commercial loans	0			1	50	47

Residential real estate mortgages	1	166	166	1	166	166
Home equity loans	0	---	---	1	16	21
Other consumer loans	0	---	---	1	14	13
Total consumer loans	1	166	166	3	196	200

Total	1	$166	$166	4	$246	$247

The following table shows the Bank’s post-modification balance of TDRs listed by type of modification for the three and nine months ended September 30, 2014 and 2013:

	September 30, 2014		September 30, 2013
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Extended maturity and adjusted interest rate	$99	$99	$---	$ 81
Court ordered concession	---	---	166	166
Total	$99	$99	$166	$247

As of September 30, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, one agricultural loan,  and one other consumer loan, to nine relationships totaling $1,488 that were classified as TDRs.  At September 30, 2014, seven of these TDRs totaling $383 were classified as non-accrual, and none were past due 30 days or more and still accruing.

As of December 31, 2013, the Bank had six real estate secured, six commercial and industrial loans and one other consumer loan, to eight relationships totaling $1,454 that were classified as TDRs.  At December 31, 2013, seven TDR’s totaling $416 were past due or classified as non-performing.

During the nine months ended September 30, 2014 and 2013, there were no defaults on loans that had been modified as TDRs within the previous twelve months. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at September 30, 2014, and December 31, 2013. Amounts shown exclude deferred loan origination fees and costs.

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 401	$1,611	$ 328	$ 2,340	$326,923	$329,263	$1,053	$---
Commercial and industrial	133	10	372	515	75,637	76,152	604	---
Commercial construction and land development	---	---	1,328	1,328	22,500	23,828	1,328	---
Agricultural and other loans to farmers	39	58	---	97	28,552	28,649	56	---
Residential real estate mortgages	472	3,753	847	5,072	354,422	359,494	2,545	87
Home equity	907	---	242	1,149	50,544	51,693	622	---
Other consumer loans	114	---	8	122	12,117	12,239	20	---
Tax exempt	---	---	---	---	16,729	16,729	---	---
Total	$2,066	$5,432	$3,125	$10,623	$887,424	$898,047	$6,228	$87

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 786	$ 361	$ 698	$ 1,845	$334,697	$336,542	$2,046	$---
Commercial and industrial	29	20	456	505	73,467	73,972	793	---
Commercial construction and land development	---	---	1,845	1,845	16,284	18,129	1,913	---
Agricultural and other loans to farmers	22	---	---	22	26,907	26,929	56	---
Residential real estate mortgages	2,170	1,864	1,649	5,683	311,432	317,115	3,227	---
Home equity	67	---	---	67	49,498	49,565	745	---
Other consumer loans	57	80	41	178	14,345	14,523	60	---
Tax exempt	---	---	---	---	16,355	16,355	---	---
Total	$3,131	$2,325	$4,689	$10,145	$842,985	$853,130	$8,840	$---

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

Details of impaired loans as of September 30, 2014 and December 31, 2013 follows:

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate mortgages	$1,560	$1,634	$ ---	$1,949	$2,103	$---
Commercial and industrial	326	506	---	660	770	---
Commercial construction and land development	1,328	3,253	---	68	68	---
Agricultural and other loans to farmers	155	155	---	56	56	---
Residential real estate loans	438	438	---	442	442	---
Home equity loans	19	19	---	21	21	---
Other consumer	11	11	---	13	13	---
Subtotal	$3,837	$6,016	$ ---	$3,209	$3,473	$---

With an allowance:
Commercial real estate mortgages	$ 229	$ 229	$ 68	$ 854	$ 854	$100
Commercial and industrial	290	290	237	150	150	150
Commercial construction and land development	---	---	---	1,845	3,770	20
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	---	---	---	---	---	---
Subtotal	$ 519	519	$305	$2,849	$4,774	$270
Total	$4,356	$6,535	$305	$6,058	$8,247	$270

Details of impaired loans for the three and nine months ended September 30, 2014 and 2013 follows:

	September 30, 2014						September 30, 2013
	Three Months Ended			Nine Months Ended			Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Recorded		Average Recorded Investment	Interest Recorded		Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$1,763	$11		$1,877	$43		$2,441	$17	$2,465	$49
Commercial and industrial	512	1		663	3		596	2	703	4
Commercial construction and land development	1,328	---		1,576	---		---	---	---	---
Agricultural and other loans to farmers	143	---		89	2		119	---	340	---
Residential real estate mortgages	468	3	﷐	470	10	﷐	457	---	350	---
Home equity loans	20	1		20	1		21	---	20	1
Other consumer	11	---		12	---		13	---	14	1
Subtotal	$4,245	$16		$4,707	$59		$3,647	$19	$3,892	$55

With an allowance:
Commercial real estate mortgages	$ 229	$---		$ 498	$---		$ ---	$---	$ ---	$---
Commercial and industrial	404	---		403	---		---	---	---	---
Commercial construction and land development	---	---		---	---		1,965	---	2,075	---
Agricultural and other loans to farmers	---	---		---	---		---	---	---	---
Residential real estate mortgages	---	---		---	---		---	---	---	---
Home equity loans	---	---		---	---		---	---	---	---
Other consumer	---	---		---	---		---	---	---	---
Subtotal	633	---		901			1,965		2,075	---
Total	$4,878	$16		$5,608	$59		$ 5,612	$19	$5,967	$55

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

Consistent with regulatory guidelines, the Bank provides for the classification of loans which are considered to be of lesser quality as substandard, doubtful, or loss. The Bank considers a loan substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well-defined weakness that jeopardizes liquidation of the debt. Substandard loans include those loans where there is the distinct possibility of some loss of principal, if the deficiencies are not corrected.

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

Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated special mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This might include loans which the lending officer may be unable to supervise properly because of: (i) lack of expertise, inadequate loan agreement; (ii) the poor condition of or lack of control over collateral; (iii) failure to obtain proper documentation or any other deviations from prudent lending practices.  Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification. Special mention assets are not adversely classified and do not expose an institution to sufficient risks to warrant classification.

The following tables summarize the commercial loan portfolio as of September 30, 2014, and December 31, 2013, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

September 30, 2014	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$302,297	$64,193	$21,112	$28,186	$415,788
Other Assets Especially Mentioned	17,850	9,130	422	167	27,569
Substandard	9,116	2,829	2,294	296	14,535
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$329,263	$76,152	$23,828	$28,649	$457,892

December 31, 2013	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$307,486	$60,330	$14,403	$26,447	$408,666
Other Assets Especially Mentioned	19,768	10,568	437	182	30,955
Substandard	9,288	3,074	3,289	300	15,951
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$336,542	$73,972	$18,129	$ 26,929	$455,572

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

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Bank. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank’s lending management and staff; (ii) the effectiveness of the Bank’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; and (vii) the impact of environmental risks on portfolio risks.   Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. The results are then used to determine an appropriate general valuation allowance.

Loans identified as losses by management, external loan review and/or bank examiners, are charged-off. Furthermore, consumer loan accounts are charged-off based on regulatory requirements.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014, and 2013. The tables also provide details regarding the Bank’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$4,887	$1,573	$ 254	$ 371	$ 1,149	$103	$ 241	$ 173	$ 8,751
Charged-off	(19)	(317)	---	---	(264)	(68)	---	---	(668)
Recoveries	34	1	---	11	---	14	1	---	61
Provision	(71)	150	77	(26)	275	97	---	(11)	491
Ending Balance	$4,831	$1,407	$ 331	$ 356	$ 1,160	$146	$ 242	$ 162	$ 8,635

Nine Months Ended September 30, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$4,825	$1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$8,475
Charged-off	(184)	(416)	---	(14)	(557)	(148)	(18)	---	(1,337)
Recoveries	40	13	---	26	12	29	1	---	121
Provision	150	544	17	9	539	128	(5)	(6)	1,376
Ending Balance	$4,831	$1,407	$ 331	$ 356	$ 1,160	$ 146	$ 242	$ 162	$ 8,635

of which:

Amount for loans individually evaluated for impairment	$ 68	$ 237	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ 305

Amount for loans collectively evaluated for impairment	$ 4,763	$ 1 ,170	$ 331	$ 356	$ 1,160	$ 146	$ 242	$ 162	$ 8,330

Loans individually evaluated for impairment	$ 1,053	$ 604	$ 1,328	$ 56	$ ---	$ ---	$ ---	$ ---	$ 3,041

Loans collectively evaluated for impairment	$328,210	$75,548	$22,500	$28,593	$359,494	$12,239	$51,693	$16,729	$895,006

Three Months Ended September 30, 2013	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,435	$ 1,062	$ 355	$ 323	$ 1,421	$ 147	$ 270	$ 154	$ 8,167
Charged-off	(55)	(8)	---	---	(32)	(12)	---	---	(107)
Recoveries	102	12	---	24	5	7	---	---	150
Provision	223	146	19	(5)	(169)	3	(57)	10	170
Ending Balance	$ 4,705	$ 1,212	$ 374	$ 342	$ 1,225	$ 145	$ 213	$ 164	$ 8,380

Nine Months Ended September 30, 2013	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,320	$ 1,026	$ 515	$ 303	$ 1,330	$ 207	$ 255	$141	$8,097
Charged-off	(139)	(186)	---	(81)	(319)	(80)	(34)	---	(839)
Recoveries	105	22	---	25	6	17	19	---	194
Provision	419	350	(141)	95	208	1	(27)	23	928
Ending Balance	$ 4,705	$ 1,212	$ 374	$ 342	$ 1,225	$ 145	$ 213	$164	$8,380

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At September 30, 2014, and December 31, 2013, loans to the lodging industry amounted to approximately $111,422 and $114,982, respectively.

Note 7: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the nine months ended September 30, 2014.

	Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income	Three Months Ended	Nine Months Ended	Affected Line Item in the Statement Where Net Income is Presented
	9/30/2014	9/30/2014
Unrealized gains and losses on available-for-sale securities
	$(81)	$ 666	Net(losses) gain on sales of investments
	28	(226)	Provision for income taxes
	$(53)	$ 440	Net income
Amortization of post retirement benefit plan
Amortization of actuarial gain/loss for supplemental executive retirement plan	(16)	(21)	Salaries and benefits
	(16)	(21)
Tax (expense) or benefit	5	7	Provision for income taxes
Net of tax	$(11)	$ (14)	Net income

Total reclassification for the period	$(64)	$ 426	Net (loss) income, net of tax

Details about Accumulated Other Comprehensive Income	Three Months Ended	Nine Months Ended	Affected Line Item in the Statement Where Net Income is Presented
	9/30/2013	9/30/2013
Unrealized gains and losses on available-for-sale securities
	$138	$ 659	Net gain on sales of investments
	(47)	(224)	Provision for income taxes
	$ 91	$ 435	Net income
Amortization of post retirement benefit plan
Amortization of actuarial gain/loss for supplemental executive retirement plan	(12)	(43)	Salaries and benefits
	(12)	(43)
Tax (expense) or benefit	4	15	Provision for income taxes
Net of tax	$ (8)	$ (28)	Net income

Total reclassification for the period	$ 83	$ 407	Net income, net of tax

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

At September 30, 2014, the Bank had two outstanding derivative instruments with notional amounts totaling $45,000. These derivative instruments were interest rate caps, with notional principal amounts totaling $25,000 and $20,000, respectively. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At September 30, 2014, the Bank’s derivative counterparties were credit rated “AA” by the major credit rating agencies.

The details of the Bank’s financial derivative instruments as of September 30, 2014 are summarized below:

Interest Rate Cap Agreements

Notional Amount	Expiration Date	3-month LIBOR Strike Rate	Premium Paid	Unamortized Premium 9/30/14	Fair Value 9/30/14
$25,000	06/02/21	3.00%	$ 921	$ 921	$ 996
$20,000	06/04/24	3.00%	$1,470	$1,470	$1,637

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

At September 30, 2014, the total fair value of the interest rate cap agreements was $2,633. The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method. During the three and nine months ended September 30, 2014, no premium amortization was required.  During the next twelve months, less than $1 of the total premiums will be recognized as increases to interest expense, increasing the interest expense related to the hedged borrowings.

A summary of the hedging related balances as of September 30, 2014 follows:

	September 30, 2014
	Gross	Net of Tax
Unrealized gain on interest rate caps	$ 242	$ 159
Unamortized premium on interest rate caps	2,391	1,578
Total	$2,633	$1,737

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

The following tables summarize the net periodic benefit costs for the three and nine months ended September 30, 2014, and 2013:

	Supplemental Executive Retirement Plans

Three Months Ended September 30,	2014	2013

Service cost	$ 16	$ 14
Interest cost	37	30
Actuarial loss on supplemental executive retirement plan, net of tax	7	13
Net periodic benefit cost	$ 60	$ 57

	Supplemental Executive Retirement Plans

Nine Months Ended September 30,	2014	2013

Service cost	$ 48	$ 196
Interest cost	112	90
Net amortization of prior service cost and actuarial (gain)/loss	---	(165)
Actuarial loss on supplemental executive retirement plan, net of tax	21	43
Net periodic benefit cost	$181	$ 164

The Company is expected to recognize $241 of expense for the foregoing plans for the year ended December 31, 2014. The Company is expected to contribute $331 to the foregoing plans in 2014. As of September 30, 2014, the Company had contributed $244.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013

Commitments to originate loans	$24,404	$10,269
Unused lines of credit	$96,542	$98,486
Un-advanced portions of construction loans	$21,562	$12,203
Standby letters of credit	$ 325	$ 378

As of September 30, 2014, and December 31, 2013, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 11: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $4,935 at September 30, 2014, and December 31, 2013. In the third quarter of 2012 the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At September 30, 2014, and December 31, 2013, the balance of the core deposit intangible asset amounted to $585 and $655, respectively.

	September 30, 2014	December 31, 2013
Core deposit intangibles:
Gross carrying amount	$783	$783
Less: accumulated amortization	198	128
Net carrying amount	$585	$655

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$282,009	$ ---	$282,009
US Government agencies	$ ---	$ 84,898	$ ---	$ 84,898
Private label	$ ---	$ 4,770	$ ---	$ 4,770
Obligations of states and political subdivisions thereof	$ ---	$ 95,257	$ ---	$ 95,257
Derivative assets	$ ---	$ 2,633	$ ---	$ 2,633

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$273,632	$ ---	$273,632
US Government agencies	$ ---	$ 81,529	$ ---	$ 81,529
Private label	$ ---	$ 6,170	$ ---	$ 6,170
Obligations of states and political subdivisions thereof	$ ---	$ 88,839	$ ---	$ 88,839

The following tables present the carrying value of certain financial assets and financial liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Nine Months Ended 9/30/14	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 9/30/14	Loss

Other real estate owned	$ ---	$ ---	$1,686	$1,686	$173
Collateral dependent impaired loans	$ ---	$ ---	$1,490	$1,490	$ ---

For the Year Ended 12/31/13	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/13	Loss

Other real estate owned	$ ---	$ ---	$1,625	$1,625	$ 338
Collateral dependent impaired loans	$ ---	$ ---	$2,699	$2,699	$ ---

The Company had total collateral dependent impaired loans with carrying values of approximately $1,490 and $2,699 which had specific reserves included in the allowance of $68 and $120, at September 30, 2014 and December 31, 2013, respectively. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at September 30, 2014, and December 31, 2013, follows:

September 30, 2014	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 12,906	$12,906	$ ---	$ ---	$ 12,906
Federal Home Loan Bank stock	21,354	---	21,354	---	21,354
Loans, net	889,310	---	---	890,377	890,377
Interest receivable	4,528	4,528	---	---	4,528

Financial liabilities:
Deposits (with no stated maturity)	$495,836	$ ---	$495,836	$ ---	$495,836
Time deposits	391,280	---	390,885	---	390,885
Borrowings	403,622	---	404,004	---	404,004
Interest payable	468	468			468

December 31, 2013	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 9,200	$ 9,200	$ ---	$ ---	$ 9,200
Federal Home Loan Bank stock	18,370	---	18,370	---	18,370
Loans, net	844,382	---	---	850,190	850,190
Interest receivable	4,788	4,788	---	---	4,788

Financial liabilities:
Deposits (with no stated maturity)	$440,063	$ ---	$440,063	$ ---	$440,063
Time deposits	395,588	---	398,668	---	398,668
Borrowings	409,445	---	411,298	---	411,298
Interest payable	514	514	---	---	514

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, and financial condition at September 30, 2014, and December 31, 2013, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the third quarter of 2014 and 2013 was $987 and $968 respectively, of tax-exempt interest income from certain investment securities and loans. For the nine months ended September 30, 2014 and 2013, the amount of tax exempt income included in interest income was $2,978 and $2,637, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $475 and $476 in the third quarter of 2014 and 2013, respectively, and $1,429 and $1,294 for the nine months ended September 30, 2014 and 2013, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

For the three months ended September 30, 2014, the Company reported net income of $3,867, compared with $3,533 for the third quarter of 2013, representing an increase of $334, or 9.5%. The Company’s diluted earnings per share amounted to $0.65 for the quarter, compared with $0.59 in the third quarter of 2013, representing an increase of $0.06, or 10.2%.

The Company’s annualized return on average shareholders’ equity amounted to 10.98% for the quarter, compared with 11.73% in the third quarter of 2013. The Company’s third quarter return on average assets amounted to 1.06%, compared with 1.02% in the third quarter of 2013.

For the nine months ended September 30, 2014, the Company reported net income of $11,511, compared with $9,919 for the same period in 2013, representing an increase of $1,592, or 16.1%. Diluted earnings per share amounted to $1.93 for the nine months ended September 30, 2014, compared with $1.67 for the same period in 2013, representing an increase of $0.26, or 15.6%.

For the nine months ended September 30, 2014, the Company’s annualized return on average shareholders’ equity amounted to 11.50%, compared with 10.57% for the same period in 2013. The Company’s return on average assets amounted to 1.09%, compared with 0.99% for the nine months ended September 30, 2013.

As more fully enumerated in the following management discussion and analysis, the Company’s year-to-date operating results were highlighted by a $4,194 or 14.0% increase in net interest income and a twenty-two basis point improvement in the net interest margin, compared with the nine months ended September 30, 2013. Led by a $371, or 14.0% increase in trust and other financial services fees, total non-interest income increased $476, or 8.3%, compared with the nine months of 2013. The Company continued to focus on the management of its operating expenses, posting a year-to-date efficiency ratio of 53.5%, compared with 55.6% for the same period in 2013.

Led by growth in the loan and securities portfolios, total assets ended the quarter at $1,439,126, representing an increase of $65,233, or 4.7%, compared with December 31, 2013. Total loans ended the quarter at $897,945, representing an increase of $45,088, or 5.3%, compared with December 31, 2013. The credit quality of the loan portfolio remained relatively stable during the first nine months of 2014, with total non-performing loans posting a decline of $2,525, or 28.6%, compared with December 31, 2013.

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

Total Net Interest Income: For the three months ended September 30, 2014, net interest income on a tax equivalent basis amounted to $11,852, compared with $10,445 for the third quarter of 2013, representing an increase of $1,407, or 13.5%. The increase in third quarter 2014 tax-equivalent net interest income compared with the third quarter of 2013 was attributed to a twenty-six basis point improvement in the net interest margin, combined with average earning asset growth of $60,975, or 4.6%.

For the nine months ended September 30, 2014, net interest income on a tax equivalent basis amounted to $34,229, compared with $30,035 for the same period in 2013, representing an increase of $4,194, or 14.0%. The increase in tax-equivalent net interest income compared with the first nine months of 2013 was attributed to average earning asset growth of $83,372, or 6.5%, combined with a twenty-two basis point improvement in the net interest margin.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and nine months ended September 30, 2014, and 2013:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

		2014			2013
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 899,887	$10,078	4.44%	$ 854,385	$9,464	4.39%
Securities (2,3)	468,645	4,132	3.50%	456,247	3,828	3.33%
Federal Home Loan Bank stock	21,333	71	1.32%	18,257	18	0.39%
Fed funds sold, money market funds, and time deposits with other banks	---	---	0.00%	1	---	0.00%

Total Earning Assets	1,389,865	14,281	4.08%	1,328,890	13,310	3.97%

Non-Interest Earning Assets:
Cash and due from banks	4,744			3,277
Allowance for loan losses	(8,660)			(8,363)
Other assets (2)	60,430			48,621
Total Assets	$1,446,379			$1,372,425

Interest Bearing Liabilities:
Deposits	$ 797,564	$ 1,477	0.73%	$ 782,979	$1,626	0.82%
Borrowings	426,727	952	0.89%	387,478	1,239	1.27%
Total Interest Bearing Liabilities	1,224,291	2,429	0.79%	1,170,457	2,865	0.97%
Rate Spread			3.29%			3.00%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	75,399			75,940
Other liabilities	6,977			6,499
Total Liabilities	1,306,667			1,252,896
Shareholders' equity	139,712			119,529
Total Liabilities and Shareholders' Equity	$1,446,379			$1,372,425
Net interest income and net interest margin (3)		11,852	3.38%		10,445	3.12%
Less: Tax Equivalent adjustment		(475)			(476)
Net Interest Income		$11,377	3.25%		$9,969	2.98%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

		2014			2013
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 874,701	$28,467	4.35%	$ 834,754	$28,168	4.51%
Securities (2,3)	471,878	12,951	3.67%	430,112	10,747	3.34%
Federal Home Loan Bank stock	19,836	209	1.41%	18,176	52	0.38%
Fed funds sold, money market funds, and time deposits with other banks	---	---	0.00%	1	---	0.00%

Total Earning Assets	1,366,415	41,627	4.07%	1,283,043	38,967	4.06%

Non-Interest Earning Assets:
Cash and due from banks	4,128			3,582
Allowance for loan losses	(8,701)			(8,270)
Other assets (2)	54,456			55,510
Total Assets	$1,416,298			$1,333,865

Interest Bearing Liabilities:
Deposits	$ 801,850	$ 4,376	0.73%	$ 759,709	$ 4,997	0.88%
Borrowings	405,828	3,022	1.00%	374,395	3,935	1.41%
Total Interest Bearing Liabilities	1,207,678	7,398	0.82%	1,134,104	8,932	1.05%
Rate Spread			3.25%			3.01%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	68,049			67,868
Other liabilities	6,775			6,436
Total Liabilities	1,282,502			1,208,408
Shareholders' equity	133,796			125,457
Total Liabilities and Shareholders' Equity	$1,416,298			$1,333,865
Net interest income and net interest margin (3)		34,229	3.35%		30,035	3.13%
Less: Tax Equivalent adjustment		(1,429)			(1,294)
Net Interest Income		$32,800	3.21%		$28,741	2.99%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

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

For the three months ended September 30, 2014, the tax equivalent net interest margin amounted to 3.38%, compared with 3.12% in the third quarter of 2013, representing an increase of twenty-six basis points. The increase in the net interest margin was attributed to an eighteen basis point decline in the weighted average cost of interest bearing liabilities, combined with an eleven basis point increase in the weighted average yield on earning assets, compared with the third quarter of 2013.

For the nine months ended September 30, 2014, the tax equivalent net interest margin amounted to 3.35%, compared with 3.13% for the same period in 2013, representing an increase of twenty-two basis points. The increase in the net interest margin was principally attributed to a twenty-three basis point decline in the weighted average cost of interest bearing liabilities and, to a lesser extent, a one basis point increase in the weighted average yield on earning assets.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

WEIGHTED AVERAGE RATES	2014			2013				2012
Quarter:	3	2	1	4	3	2	1	4
Interest Earning Assets:
Loans (1,3)	4.44%	4.26%	4.35%	4.33%	4.39%	4.55%	4.59%	4.71%
Securities (2,3)	3.50%	3.77%	3.75%	3.61%	3.33%	3.25%	3.45%	3.72%
Federal Home Loan Bank stock	1.32%	1.43%	1.49%	0.37%	0.39%	0.27%	0.49%	0.50%
Fed Funds sold, money market funds, and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	4.08%	4.05%	4.10%	4.03%	3.97%	4.06%	4.16%	4.32%

Interest Bearing Liabilities:
Deposits	0.73%	0.73%	0.73%	0.82%	0.82%	0.86%	0.96%	1.05%
Borrowings	0.89%	0.99%	1.12%	1.15%	1.27%	1.50%	1.46%	1.63%
Total Interest Bearing Liabilities	0.79%	0.82%	0.85%	0.93%	0.97%	1.06%	1.14%	1.24%

Rate Spread	3.29%	3.23%	3.25%	3.10%	3.00%	3.00%	3.02%	3.08%

Net Interest Margin (3)	3.38%	3.32%	3.34%	3.21%	3.12%	3.12%	3.15%	3.23%

Net Interest Margin without Tax Equivalent Adjustments	3.25%	3.18%	3.20%	3.07%	2.98%	2.99%	3.02%	3.08%

FOR QUARTER ENDED

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

For the three and nine months ended September 30, 2014, the weighted average yield on average earning assets amounted to 4.08% and 4.07%, compared with 3.97% and 4.06% for the same periods in 2013, representing increases of eleven and one basis points, respectively. As more fully discussed below, these increases were largely attributed to higher yields on the Bank’s securities portfolio, which increased seventeen and thirty-three basis points compared with the same periods in 2013, respectively.

For the three and nine months ended September 30, 2014, the weighted average cost of interest bearing liabilities amounted to 0.79% and 0.82%, compared with 0.97% and 1.05% for the same periods in 2013, representing declines of eighteen and twenty-three basis points. As more fully discussed below, these declines principally reflected the ongoing re-pricing of maturing time deposits and borrowings at historically low interest rates.

Interest and Dividend Income:  For the three months ended September 30, 2014, total interest and dividend income on a tax-equivalent basis amounted to $14,281, compared with $13,310 in the third quarter of 2013, representing an increase of $971, or 7.3%. The increase in interest and dividend income was principally attributed to average earning asset growth of $60,975, combined with an eleven basis point increase in the weighted average earning asset yield to 4.08%.

For the three months ended September 30, 2014, total tax-equivalent interest income from the securities portfolio amounted to $4,132, representing an increase of $304, or 7.9%, compared with the third quarter of 2013. The increase in interest income from securities was principally attributed to a seventeen basis point increase in the weighted average securities portfolio yield to 3.50%, combined with a $12,398 or 2.7% increase in total average securities, compared with the third quarter of 2013. The increase in the weighted average securities yield was attributed to increases in long-term interest rates and slowing mortgage refinance activity over this past year, which caused the amortization of MBS purchase premiums to slow.

For the three months ended September 30, 2014, total tax-equivalent interest income from the loan portfolio amounted to $10,078, representing an increase of $614, or 6.5%, compared with the third quarter of 2013. The increase in interest income from loans was principally attributed to a $45,502 or 5.3% increase in the weighted average loan portfolio, combined with a five basis point increase in the weighted average loan yield. Included in third quarter interest income were non-recurring interest recoveries totaling $268 on certain non-performing loans.

For the nine months ended September 30, 2014, total interest and dividend income on a tax-equivalent basis amounted to $41,627, compared with $38,967 for the same period in 2013, representing an increase of $2,660, or 6.8%. The increase in interest and dividend income was principally attributed to average earning asset growth of $83,372, or 6.5% and, to a lesser extent, a one basis point increase in the weighted average earning asset yield to 4.07%.

For the nine months ended September 30, 2014, total tax-equivalent interest income from the securities portfolio amounted to $12,951, representing an increase of $2,204, or 20.5%, compared with the same period in 2013. The increase in interest income from securities was principally attributed to a thirty-three basis point increase in the weighted average securities portfolio yield to 3.67%, combined with a $41,766 or 9.7% increase in total average securities, compared with the same period in 2013. The increase in the weighted average securities yield was attributed to increases in long-term interest rates and slowing mortgage refinance activity over this past year, which caused the amortization of MBS purchase premiums to slow.

For the nine months ended September 30, 2014, total tax-equivalent interest income from the loan portfolio amounted to $28,467, representing an increase of $299, or 1.1%, compared with the same period in 2013. The increase in interest income from the loan portfolio was attributed to a $39,947, or 4.8%, increase in total average loans, largely offset by a sixteen basis point decline in the weighted average loan portfolio yield to 4.35%, compared with the same period in 2013. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity during a period of still-historically low interest rates.

Interest Expense: For the three months ended September 30, 2014, total interest expense amounted to $2,429, compared with $2,865 in the third quarter of 2013, representing a decline of $436, or 15.2%. The decline in interest expense was principally attributed to an eighteen basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was largely offset by a $53,834, or 4.6%, increase in total average interest bearing liabilities, compared with the third quarter of 2013.

The decline in the third quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2013 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the three months ended September 30, 2014, the total weighted average cost of interest bearing liabilities amounted to 0.79%, compared with 0.97% for the same quarter in 2013, representing a decline of eighteen basis points. The weighted average cost of interest bearing deposits declined nine basis points to 0.73%, compared with the third quarter of 2013, while the weighted average cost of borrowed funds declined 38 basis points to 0.89%.

For the nine months ended September 30, 2014, total interest expense amounted to $7,398, compared with $8,932 for the same period in 2013, representing a decline of $1,534, or 17.2%. The decline in interest expense was principally attributed to a twenty-three basis point decline in the weighted average cost of interest bearing liabilities, the impact of which was largely offset by an $73,574, or 6.5%, increase in total average interest bearing liabilities, compared with the same period in 2013.

The decline in the weighted average cost of interest bearing liabilities compared with the first nine months of 2013 was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. For the nine months ended September 30, 2014, the total weighted average cost of interest bearing liabilities amounted to 0.82%, compared with 1.05% for the same period in 2013, representing a decline of twenty-three basis points. The weighted average cost of interest bearing deposits declined fifteen basis points to 0.73%, while the weighted average cost of borrowed funds declined forty-one basis points to 1.00%.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$504	$110	$ 614
Securities (2,3)	104	200	304
Federal Home Loan Bank stock	3	50	53
TOTAL EARNING ASSETS	$611	$360	$ 971

Interest bearing deposits	30	(179)	(149)
Borrowings	126	(413)	(287)
TOTAL INTEREST BEARING LIABILITIES	$156	$(592)	$ (436)
NET CHANGE IN NET INTEREST INCOME	$455	$952	$1,407

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$1,346	$(1,047)	$ 299
Securities (2,3)	1,044	1,160	2,204
Federal Home Loan Bank stock	5	152	157
TOTAL EARNING ASSETS	$2,395	$ 265	$2,660

Interest bearing deposits	277	(898)	(621)
Borrowings	331	(1,244)	(913)
TOTAL INTEREST BEARING LIABILITIES	$ 608	$(2,142)	$(1,534)
NET CHANGE IN NET INTEREST INCOME	$1,787	$2,407	$4,194

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

The overall credit quality of the Bank’s loan portfolio remained relatively stable during the nine months ended September 30, 2014, with non-performing loans posting a meaningful decline from year-end 2013. Total non-performing loans amounted to $6,315 at September 30, 2014, compared with $8,840 at December 31, 2013, representing a decline of $2,525, or 28.6%. Total non-performing loans expressed as a percentage of total loans ended the third quarter at 0.70%, down from 1.04% at December 31, 2013. Similarly, the allowance for loan losses expressed as a ratio to non-performing loans ended the quarter at 136.7%, up from 95.9% at December 31, 2013.

For nine months ended September 30, 2014, total net loan charge-offs amounted to $1,216, or annualized net charge-offs to average loans outstanding of 0.19%, compared with $645 and 0.10%, respectively, during the first nine months of 2013.

For the three and nine months ended September 30, 2014, the Bank recorded provisions of $491 and $1,376, compared with $170 and $928 for the same periods in 2013, representing increases of $321 and $448, or 188.8% and 48.3%, respectfully. The increases in the provision largely reflected a higher level of loan charge-off experience compared with the same periods in 2013. Additionally, while the Bank’s non-performing loans declined $2,525 compared with year-end 2013, delinquent and other potential problem loans increased $2,591.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three and nine months ended September 30, 2014, total non-interest income amounted to $1,816 and $6,225, compared with $1,925 and $5,749 for the same periods in 2013, representing a decline of $109 or 5.7% and an increase of $476 or 8.3%, respectively.

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

For the three and nine months ended September 30, 2014, trust and other financial service fees amounted to $954 and $3,028, compared with $900 and $2,657 for the same periods in 2013, representing increases of $54 and $371, or 6.0% and 14.0%, respectively. These increases were attributed to higher levels of revenue from retail brokerage activities, as well as increases in the fair value of assets under management. At September 30, 2014 total assets under management stood at $385,718, down from $387,633 at year-end 2013, and represented an increase of $5,338 or 1.4% compared with September 30, 2013.

Service Charges on Deposit Accounts: Service charges on deposits are largely derived from customer overdraft fees. For the three and nine months ended September 30, 2014, income from service charges on deposit accounts amounted to $335 and $894, compared with $346 and $962 for the same periods in 2013, representing declines of $11 and $68, or 3.2% and 7.1%, respectfully. The Bank has not been aggressive in selling its fee based overdraft products as a cautionary measure in light of continued regulatory pressure on the banking industry including the Consumer Financial Protection Bureau, which was established by the Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”).

Credit and Debit Card Service Charges and Fees: For the three and nine months ended September 30, 2014, income generated from credit and debit card service charges and fees amounted to $436 and $1,156, compared with $440 and $1,172 for the same periods in 2013, representing declines of $4 and $16, or 0.9% and 1.4%, respectively. Included in prior periods credit and debit card income, were quarterly payments of $48 received from the Bank’s merchant payment processing provider pursuant to a 2008 Referral and Sales Agreement, at which time the Bank sold its merchant credit card processing portfolio. This agreement expired in the fourth quarter of 2013.

Net Securities Gains (Losses): For the three months ended September 30, 2014, the Bank recorded net realized securities losses of $81, compared with net realized securities gains of $138 in the third quarter of 2013, representing a decline of $219, or 158.7%. The net realized securities losses recorded during the third quarter of 2014 were comprised of realized gains of $27, offset by realized losses of $108. The realized securities losses reflected Bank management’s efforts to lower the duration of the securities portfolio and its overall interest rate risk profile.

For the nine months ended September 30, 2014, total net realized securities gains amounted to $666, compared with $659 for the same period in 2013, representing an increase of $7, or 1.1%. The net realized securities gains recorded during the first nine months of 2014 were comprised of realized gains of $809, offset by realized losses of $143.

Net Other-than-temporary Impairment Losses Recognized in Earnings: For the three and nine months ended September 30, 2014, no OTTI losses were recognized in earnings, compared with $73 and $188, for the same periods in 2013.

During the three and nine months ended September 30, 2014, the Company determined that certain of its private label mortgage-backed securities were other-than-temporarily impaired (“OTTI”), because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. The credit losses principally reflected an increase in the loss severity and constant default rate estimates of the underlying residential mortgage loan collateral, resulting from depressed real estate values and still depressed economic conditions overall. The OTTI losses represented management’s best estimate of additional credit losses on the residential mortgage loan collateral underlying these securities. The credit loss was previously recorded, net of taxes, in unrealized gains or losses on securities available for sale within accumulated other comprehensive income or loss, a component of total shareholders’ equity on the Company’s consolidated balance sheet.

Further information regarding impaired securities, other-than-temporarily impaired securities, and evaluation of securities for impairment is incorporated by reference to Notes 2 and 5 of the unaudited consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.

Non-interest Expense

For the three and nine months ended September 30, 2014, total non-interest expense amounted to $7,212 and $21,419, compared with $6,835 and $19,737 for the same periods in 2013, representing increases of $377 and $1,682, or 5.5% and 8.5%, respectively.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three and nine months ended September 30, 2014, total salaries and employee benefits expense amounted to $4,249 and $12,448, compared with $4,025 and $11,328 for the same periods in 2013, representing increases of $224 and $1,120, or 5.6% and 9.9%, respectfully.

The increase in salaries and employee benefits were attributed to a variety of factors including normal increases in base salaries, higher levels of employee incentive compensation, higher levels of employee health insurance as well as increases in staffing levels and strategic changes in staffing mix. The increases in salaries and employee benefits were also attributed to lower levels of deferred loan origination costs, which for the nine months ended September 30, 2014 were down $196, compared with the same period in 2013.

Occupancy Expense: For the three and nine months ended September 30, 2014, total occupancy expense amounted to $508 and $1,616, compared with $482 and $1,459 for the same periods in 2013, representing increases of $26 and $157, or 5.4% and 10.8%, respectfully. These increases largely attributed to higher levels of utilities expense and grounds maintenance, including snow removal early in 2014.

Other Operating Expenses: For the three and nine months ended September 30, 2014, total other operating expenses amounted to $1,610 and $4,911, compared with $1,549 and $4,661 for the same periods in 2013, representing increases of $61 and $250, or 3.9% and 5.4%, respectfully. These increases were principally attributed to higher levels of loan collection and other real estate owned expenses.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses by the sum of tax-equivalent net interest income and non-interest income other than net securities gains, other-than-temporary impairments, and other significant non-recurring expenses. For the three and nine months ended September 30, 2014, the Company’s efficiency ratio amounted to 52.2% and 53.5%, compared with 55.2% and 55.6% for the same periods in 2013, respectively.

Income Taxes

For the three and nine months ended September 30, 2014, total income taxes amounted to $1,623 and $4,719, compared with $1,356 and $3,906 for the same periods in 2013, representing increases of $267 and $813, or 19.7% and 20.8%, respectfully.

The Company's effective tax rates for the three and nine months ended September 30, 2014 amounted to 29.6% and 29.1%, compared with 27.7% and 28.3% for the same periods in 2013. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.  Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at September 30, 2014, represented 62.4% and 32.4%, respectively, of total assets, compared with 62.1% and 32.8%, respectively, at December 31, 2013.

At September 30, 2014, the Company’s total assets amounted to $1,439,126, compared with $1,373,893 at December 31, 2013, representing an increase of $65,233, or 4.7%.

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

Securities available for sale represented 100% of total securities at September 30, 2014, and December 31, 2013. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At September 30, 2014, total net unrealized securities gains amounted to $6,102, compared with net unrealized losses of $11,465 at December 31, 2013. The unrealized losses at December 31, 2013 were attributed to market interest rates and wider pricing spreads, which increased significantly late in the second quarter of 2013. The yield on the 10-year U.S. Treasury Note reached a year-to-date low of 1.61% on May 1, 2013 and then increased steadily to 3.03% by year end 2013. The unrealized gains at September 30, 2014 were attributed to a moderate decline in long-term interest rates during the first nine months of 2014, with the 10-year U.S. Treasury Note ending the quarter at 2.49%.

Total Securities: At September 30, 2014, total securities amounted to $466,934, compared with $450,170 at December 31, 2013, representing an increase of $16,764, or 3.7%. The securities purchased during the first nine months of 2014 consisted of MBS issued and guaranteed by U.S. Government agencies and sponsored-enterprises, and to a lesser extent, obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of September 30, 2014, and December 31, 2013:

September 30, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$280,238	$ 5,578	$ 3,807	$282,009
US Government agency	84,628	1,252	982	84,898
Private label	3,943	832	5	4,770
Obligations of states and political subdivisions thereof	92,023	3,717	483	95,257
Total	$460,832	$11,379	$ 5,277	$466,934

December 31, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$277,838	$4,386	$ 8,592	$273,632
US Government agency	83,153	833	2,457	81,529
Private label	5,423	825	78	6,170
Obligations of states and political subdivisions thereof	95,221	1,121	7,503	88,839
Total	$461,635	$7,165	$18,630	$450,170

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at September 30, 2014, amounted to an excess of $5,277, or 1.1% of the amortized cost of the total securities portfolio. At December 31, 2013 this amount represented an excess of $18,630, or 4.0% of the amortized cost of the total securities portfolio. As of September 30, 2014, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $4,199, compared with $6,185 at December 31, 2013.

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

Loans

Total Loans: At September 30, 2014, total loans stood at $897,945, compared with $852,857 at December 31, 2013, representing an increase of $45,088, or 5.3%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc, Maine. The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	September 30, 2014	December 31, 2013

Commercial real estate mortgages	$329,263	$336,542
Commercial and industrial	76,152	73,972
Commercial construction and land development	23,828	18,129
Agricultural and other loans to farmers	28,649	26,929
Total commercial loans	457,892	455,572

Residential real estate mortgages	359,494	317,115
Home equity loans	51,693	49,565
Other consumer loans	12,239	14,523
Total consumer loans	423,426	381,203

Tax exempt loans	16,729	16,355

Net deferred loan costs and fees	(102)	(273)
Total loans	897,945	852,857
Allowance for loan losses	(8,635)	(8,475)
Total loans net of allowance for loan losses	$889,310	$844,382

Commercial Loans: At September 30, 2014, total commercial loans amounted to $457,892, compared with $455,572 at December 31, 2013, representing an increase of $2,320, or 0.5%. New commercial loan originations during the first nine months of 2014 were largely offset with certain sizable loan payoffs and line of credit pay downs, as well as scheduled principal amortization from the portfolio.

Commercial loan growth has generally been challenged by a still-recovering economy, continuing economic uncertainty, diminished demand, and strong competition for quality loans.

Consumer Loans: At September 30, 2014, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $423,426, compared with $381,203 at December 31, 2013, representing an increase of $42,223, or 11.1%.

Mortgage origination activity continued to slow during the first nine months of 2014, driven by higher interest rates, rising home prices and inclement weather early in the year. The increase in consumer loans compared with year-end 2013 was largely attributed to the purchase of residential mortgage loans. Loans originated and closed by the Bank during the first nine months of 2014 were largely offset by loan re-financings and scheduled principal amortization from the existing residential real estate loan portfolio.

Tax Exempt Loans: At September 30, 2014, total tax exempt loans amounted to $16,729, compared with $16,355 at December 31, 2013, representing an increase of $374, or 2.3%. Tax-exempt loans generally include loans to or guaranteed by local government municipalities, federal agencies, not-for-profit organizations, and other organizations that qualify for tax-exempt treatment. Government municipality loans typically have short maturities (e.g., tax anticipation notes). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	September 30, 2014	December 31, 2013

Commercial real estate mortgages	$1,053	$ 2,046
Commercial and industrial loans	604	793
Commercial construction and land development	1,328	1,913
Agricultural and other loans to farmers	56	56
Total commercial loans	3,041	4,808

Residential real estate mortgages	2,545	3,227
Home equity loans	622	745
Other consumer loans	20	60
Total consumer loans	3,187	4,032

Total non-accrual loans	6,228	8,840
Accruing loans contractually past due 90 days or more	87	---
Total non-performing loans	$6,315	$8,840

Allowance for loan losses to non-performing loans	136.7%	95.9%
Non-performing loans to total loans	0.70%	1.04%
Allowance to total loans	0.96%	0.99%

At September 30, 2014, total non-performing loans amounted to $6,315, compared with $8,840 at December 31, 2013, representing a decline of $2,525, or 28.6%. As more fully discussed below, one commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project accounted for $1,261, or 20.0% of total non-performing loans at September 30, 2014.

Non-performing commercial real estate mortgages totaled to $1,053 at September 30, 2014, down from $2,046 at December 31, 2013. At September 30, 2014, non-performing commercial real estate mortgages were represented by nine business relationships, with outstanding balances ranging from $22 to $229.

Non-performing commercial and industrial loans totaled $604 at September 30, 2014, down from $793 at December 31, 2013.  At September 30, 2014, non-performing commercial and industrial loans were represented by twelve business relationships, with outstanding balances ranging from $3 to $220.

Non-performing commercial construction and land development loans totaled $1,328 at September 30, 2014, down from $1,913 at December 31, 2013. At September 30, 2014, non-performing commercial construction and land development loans were almost entirely represented by a $1,261 commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the remaining housing units. This loan is impaired and was put on non-accrual status in late 2010. To date, the Bank has charged-off $2,014 of the original outstanding balance of this collateral dependent impaired loan. These charge-offs were based on current appraisals and revised prospects for future cash flows. This loan is recorded at fair value in the Company’s financial statements.

Non-performing residential real estate mortgages totaled $2,545 at September 30, 2014, down from $3,227 at December 31, 2013. At September 30, 2014, non-performing residential real estate loans were represented by thirty-five, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $3 to $272.

Non-performing home equity loans totaled $622 at September 30, 2014, down from $745 at December 31, 2013. At September 30, 2014, non-performing home equity loans were represented by four relationships with outstanding balances ranging from $4 to $376.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio as of September 30, 2014, Bank management is cognizant of the still-recovering real estate market, elevated unemployment rates and soft economic conditions overall. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $6,652 and $4,201 at September 30, 2014 and December 31, 2013, or 0.74% and 0.49% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At September 30, 2014, the Bank identified twenty-seven commercial relationships totaling $11,263 as potential problem loans, or 1.25% of total loans. At December 31, 2013, the Bank identified twenty-eight commercial relationships totaling $11,123 as potential problem loans, or 1.30% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

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

As of September 30, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, one agricultural loan,  and one other consumer loan, to nine relationships totaling $1,488 that were classified as TDRs.  At September 30, 2014, seven of these TDRs totaling $383 were classified as non-accrual, and none were past due 30 days or more and still accruing.

As of December 31, 2013, the Bank had six real estate secured six commercial and industrial loans, and one other consumer loan, to eight relationships totaling $1,454 that were classified as TDR’s, of which seven TDRs totaling $416 were past due or classified as non-performing.

Allowance for Loan Losses: At September 30, 2014, the allowance for loan losses (the “allowance”) stood at $8,635, compared with $8,475 at December 31, 2013, representing an increase of $160, or 1.9%. The moderate increase in the allowance from December 31, 2013 was largely attributed to loan growth and charge-off experience, as well as changes in the overall mix of non-performing and potential problem loans. While the Bank’s non-performing loans declined $2,525 compared with year-end 2013, delinquent and other potential problem loans increased $2,591. At September 30, 2014, the allowance expressed as a percentage of non-performing loans stood at 136.7%, up from 95.9% at December 31, 2013.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $1,490 as of September 30, 2014, compared with $2,699 as of December 31, 2013.  The related allowances for loan losses on these loans amounted to $68 as of September 30, 2014, compared with $120 as of December 31, 2013.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the nine-month periods ended September 30, 2014, and 2013.

ALLOWANCE FOR LOAN LOSSES

NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

	2014	2013

Balance at beginning of period	$8,475	$8,097
Charge-offs:
Commercial real estate mortgages	184	139
Commercial and industrial	416	186
Commercial construction and land development	---	---
Agricultural and other loans to farmers	14	81
Residential real estate mortgages	557	319
Other consumer loans	148	80
Home equity loans	18	34
Tax exempt loans	---	---
Total charge-offs	1,337	839

Recoveries:
Commercial real estate mortgages	$ 40	$ 105
Commercial and industrial loans	13	22
Commercial construction and land development	---	---
Agricultural and other loans to farmers	26	25
Residential real estate mortgages	12	6
Other consumer loans	29	17
Home equity loans	1	19
Tax exempt loans	---	---
Total recoveries	121	194

Net charge-offs	1,216	645
Provision charged to operations	1,376	928

Balance at end of period	$8,635	$8,380

For the nine months ended September 30, 2014, total net loan charge-offs amounted to $1,216, or annualized net charge-offs to average loans outstanding of 0.19%, compared with $645 and 0.10%, for the same period in 2013, respectively.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the three and nine months ended September 30, 2014.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at September 30, 2014 is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At September 30, 2014, the Bank’s OREO amounted to $1,686, compared with $1,625 as of December 31, 2013, representing an increase of $61, or 3.8%. Five residential and five commercial properties comprised the September 30, 2014 balance of OREO.

During the nine months ended September 30, 2014, two properties were added to OREO.  There were write-downs of $130 and there were three sales of OREO property. There were losses of $43 recorded on the properties that were sold.

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

At September 30, 2014, total deposits stood at $887,116, compared with $835,651 at December 31, 2013, representing an increase of $51,465, or 6.2%.  The Bank’s transaction accounts experienced a combined seasonal increase of $55,773, or 12.7%, compared with December 31, 2013. This increase was partially offset with a $4,308, or 1.1%, decline in brokered time deposits compared with December 31, 2013.

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

At September 30, 2014, total borrowings amounted to $403,622, compared with $409,445 at December 31, 2013, representing a decline of $5,823, or 1.4%. The decline in total borrowings was principally attributed to the seasonal increase core deposits.

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

Capital Ratios: The Company and the Bank are subject to the risk-based capital guidelines administered by the Company’s and the Bank's principal regulators. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk-weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to risk-weighted assets of 8%, including a minimum ratio of Tier I capital to total risk-weighted assets of 4% and a Tier I capital to average assets of 4% (“Leverage Ratio”). Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company's financial statements.

As of September 30, 2014, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At September 30, 2014, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 17.26%, 15.63% and 9.16%, respectively.

The following tables set forth the Company's and the Bank’s regulatory capital at September 30, 2014, and December 31, 2013, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2014	Actual Amount	Ratio	Required Amount	Actual Amount	Required Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$145,762	17.26%	$67,557	8.0%	N/A
Bank	$147,119	17.44%	$67,475	8.0%	$84,344	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$132,006	15.63%	$33,778	4.0%	N/A
Bank	$133,363	15.81%	$33,738	4.0%	$50,606	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$132,006	9.16%	$57,634	4.0%	N/A
Bank	$133,363	9.26%	$57,596	4.0%	$71,995	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2013	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$137,311	16.62%	$66,106	8.00%	N/A
Bank	$138,761	16.81%	$66,041	8.00%	$82,551	10.00%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$123,730	14.97%	$33,053	4.00%	N/A
Bank	$125,180	15.16%	$33,020	4.00%	$49,531	6.00%
Tier 1 Capital
(To Average Assets)
Consolidated	$123,730	9.01%	$54,954	4.00%	N/A
Bank	$125,180	9.12%	$54,923	4.00%	$68,653	5.00%

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

The Company paid a regular cash dividend of 23.0 cents per share of common stock in the third quarter of 2014, representing a post-stock split (effectuated as a large stock dividend) adjusted increase of 2.0 cents, or 9.5%, compared with the third quarter of 2013.

The Company's Board of Directors recently declared  a fourth quarter 2014 regular cash dividend of 23.5 cents per share of Company common stock, representing a post-stock split (effectuated as a large stock dividend) adjusted increase of 2.2 cents, or 10.2%, compared with compared with the fourth quarter of 2013. The quarterly cash dividend is payable to all Company stockholders of record as of the close of business November 14, 2014, and will be paid on December 15, 2014. This represented the fourteenth consecutive quarter where the Company increased its quarterly cash dividend to shareholders.

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

As of September 30, 2014, the Company had repurchased 157,731 shares of stock under this plan, at a total cost of $2,945 and an average price of $18.67 per share. During the nine months ended September 30, 2014, the Company repurchased 327 shares under the plan.  The Company records repurchased shares as treasury stock.

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

At September 30, 2014, commitments under existing standby letters of credit totaled $325, compared with $378 at December 31, 2013. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table details the notional or contractual amount for financial instruments with off-balance sheet risk as of September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013

Commitments to originate loans	$ 24,404	$ 10,269
Unused lines of credit	96,542	98,486
Un-advanced portions of construction loans	21,562	12,203
Total	$142,508	$120,958

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets over the 30-day horizon. At September 30, 2014, liquidity, as measured by the basic surplus/deficit model, was 8.8% over the 30-day horizon and 7.8% over the 90-day horizon.

At September 30, 2014, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $179 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At September 30, 2014, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $146,601, or 10.2% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” This update affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development (HUD), and the U.S. Department of Veterans Affairs (VA). The update requires that, upon foreclosure, a guaranteed mortgage loan be derecognized and a separate other receivable be recognized when specific criteria are met. ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.

ASU 2014-11, “Transfer and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” In June 2014, the FASB issued ASU 2014-11,“Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements by accounting for these transactions as secured borrowings. This update also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return of the transferred financial assets throughout the term of the transaction. ASU 2014-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.

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

The Bank's interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by the Senior Executive Team (“SET”) and the Bank’s Board of Directors.

The Bank's Asset Liability Management Policy, approved annually by the Bank’s Board of Directors, establishes interest rate risk limits in terms of variability of net interest income under rising, flat, and decreasing rate scenarios. It is the role of SET to evaluate the overall risk profile and to determine actions to maintain and achieve a posture consistent with policy guidelines.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of September 30, 2014, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% to 0.25% and the two-year U.S. Treasury Note of 0.57% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

September 30, 2014

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (8)	$(729)
Net interest income (%)	-0.02%	-1.67%
Year 2
Net interest income ($)	$(1,248)	$(708)
Net interest income (%)	-2.85%	-1.62%

As more fully discussed below, the September 30, 2014, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one and two-year horizons (i.e., exposed to rising interest rates).

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

Assuming short-term and long-term interest rates decline 100 basis points from current levels (i.e., a parallel yield curve shift) and the Bank’s balance sheet structure and size remain at current levels, management believes net interest income will remain relatively stable over the one year horizon and then decline moderately over the two-year horizon as declining earning assets yields outpace reductions in funding costs. Should the yield curve steepen as rates fall, the model suggests that accelerated earning asset prepayments will slow, resulting in a more stabilized level of net interest income. Management anticipates that moderate earning asset growth will be needed to meaningfully increase the Bank’s current level of net interest income should both long-term and short-term interest rates decline in parallel.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results may also differ due to: prepayment and refinancing levels deviating from those assumed; the impact of interest rate change caps or floors on adjustable rate assets; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; and other such variables.  The sensitivity analysis also does not reflect additional actions that the Bank’s SET and Board of Directors might take in responding to or anticipating changes in interest rates, and the anticipated impact on the Bank’s net interest income.

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

Item 1A: Risk Factors

We believe the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2013, continue to represent the most significant risks to our future results of operations and financial conditions, without modification or amendment.  Please refer to such risk factors listed in Part 1, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

BAR HARBOR BANKSHARES (Registrant)

/s/Curtis C. Simard

Date: November 5, 2014	Curtis C. Simard
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: November 5, 2014	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1	Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2	Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4	Instruments Defining Rights of Security Holders.

4.1	Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2	Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3	Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4	Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1

Change in Control, Confidentiality and Noncompetition Agreement with Richard Maltz, newly appointed Chief Risk Officer of the Company and Bar Harbor Bank & Trust, effective as of September 1, 2014 (incorporated herein by reference to Form 8-K, Item 1.01 and Item 9.01, Exhibit 10.1, filed with the Commission on July 11, 2014).

10.2

2014 through 2016 Long Term Executive Incentive Plan (the “LTEIP”) applicable to certain executive officers of the Company and its wholly owned first tier bank and second tier trust company subsidiaries, including the Company’s named executive officers (incorporated by reference to Form 8-K, Items 5.02 and 9.01, Exhibit 10.1, filed with the Commission on July 24, 2014).

11.1

Statement re computation of per share earnings (data required by SFAS No. 128, Earnings Per Share, is provided in Note 4 to the consolidated financial statements in this report on Form 10-Q and incorporated herein by reference thereto).

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 (furnished herewith).

101*

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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