Form 10-K
period 2014-12-31
BAR HARBOR BANKSHARES
filed 2015-03-16
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number: 001-13349

BAR HARBOR BANKSHARES

(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)		01-0393663 (I.R.S. Employer Identification No.)

P.O. Box 400, 82 Main Street Bar Harbor, Maine (Address of principal executive offices)	04609-0400 (Zip Code)	(207) 288-3314 (Registrant’s telephone number, including area code)

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

The aggregate market value of the common stock held by non-affiliates of Bar Harbor Bankshares was $160,174,113 based on the closing sale price of the common stock on the NYSE MKT on June 30, 2014, the last trading day of the registrant’s most recently completed second quarter.

Number of shares of Common Stock par value $2.00 outstanding as of March 10, 2015:  5,958,521

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2015 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

(viii)

Acts or threats of terrorism and actions taken by the United States or other governments as a result of such threats, including military action and cyber security, could further adversely affect business and economic conditions in the United States generally and in the Company’s markets, which could have an adverse effect on the Company’s financial performance and that of borrowers and on the financial markets and the price of the Company’s common stock;

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

You should carefully review all of these factors as well as the risk factors set forth in Item 1A, Risk Factors of this Annual Report on Form 10-K. Risk Factors contained in this Annual Report of Form 10-K. There may be other risk factors that could cause differences from those anticipated by management.

When we say “we,” “us,” “our,” or the “Company,” we mean the Company on a consolidated basis with the Bank and Trust Services.

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

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS	6

	Organization	6
	Bar Harbor Bank & Trust	6
	Bar Harbor Trust Services	8
	Competition	8
	Management and Employees	9
	Supervision and Regulation	9
	Monetary Policy and Economic Environment	20
	Financial Information About Industry Segments	20
	Availability of Information – Company Website	20

ITEM 1A	RISK FACTORS	21

ITEM 1B	UNRESOLVED STAFF COMMENTS	29

ITEM 2	PROPERTIES	29

ITEM 3	LEGAL PROCEEDINGS	29

ITEM 4	MINE SAFETY DISCLOSURES	30

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	30

	Market Information	30
	Dividends	31
	Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities	32
	Purchase of Equity Securities by the Issuer and Affiliated Purchasers	32
	Stock Based Compensation Plans	32
	Transfer Agent Services	33

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	33

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34

	Executive Overview	35
	Application of Critical Accounting Policies	37
	Financial Condition	39
	Results of Operations	61

PART I

ITEM 1. BUSINESS

Organization

Bar Harbor Bankshares (the “Company”) (“BHB”) was incorporated under the laws of the state of Maine on January 19, 1984. At December 31, 2014, the Company had total consolidated assets of $1.46 billion and total shareholders’ equity of $146.3 million.

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

On August 10, 2012, the  Bank, completed its acquisition of the operations of the Border Trust Company (“Border Trust”), a state chartered bank headquartered in Augusta, Maine, by acquiring certain assets and assuming certain liabilities, including all deposits for a net purchase price of $133 thousand. This transaction represented a strategic extension of the Bank's core business activities with three branch locations located in Kennebec and Sagadahoc counties.

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

The Bank has a broad deposit base and loss of any one depositor or closely aligned group of depositors would not have a material adverse effect on its business. Historically, the banking business in the Bank’s market area has been seasonal, with lower deposits in the winter and spring, and higher deposits in the summer and autumn. These seasonal swings have been fairly predictable and have historically not had a material adverse impact on the Bank or its liquidity position. Approximately 90.8% of the Bank’s deposits are in interest bearing accounts. The Bank has paid, and anticipates that it will continue to pay, competitive interest rates on all of the deposit account products it offers and does not anticipate any material loss of these deposits.

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

Bar Harbor Financial Services principally serves the brokerage needs of individuals, from first-time purchasers, to sophisticated investors. It also offers a line of life insurance, annuity, and retirement products, as well as financial planning services. Infinex was formed by a group of member banks, and is one of the largest providers of third party investment and insurance services to banks and their customers in New England. Through Infinex, the Bank is able to take advantage of the expertise, capabilities, and experience of a well-established third-party broker-dealer in a cost effective manner.

Electronic Banking Services: The Bank continues to offer free Internet banking services, including consumer remote deposit capture, e-statements, free check images, and electronic bill payment, through its dedicated website at www.bhbt.com. Additionally, the Bank offers telephone banking, an interactive voice response system through which customers can check account balances and activity, as well as initiate money transfers between their accounts. Customers can also monitor their accounts with free mobile banking access via text messaging, browser or “Apps”, and they can receive alerts, view accounts, transfer funds and pay bills. The Bank also offers Popmoney®, an innovative personal payment service that eliminates the need for checks and cash by allowing customers to send and receive money as easily as they send and receive e-mail and text messages.

Automated Teller Machines (ATMs) are located at each of the Bank’s fifteen (15) branch locations. The Bank is also a member of Maine Cash Access, providing customers with surcharge-free access to approximately 209 ATMs throughout the state of Maine. Visa debit cards are also offered, providing customers with free access to their deposit account balances at point of sale locations throughout most of the world.

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

The staff includes credentialed investment and trust professionals with extensive experience. At December 31, 2014, Trust Services served 714 client accounts, with assets under management and assets held in custody amounting to $394.9 million and $33.3 million, respectively.

Competition

The Company competes principally in downeast, midcoast and central Maine, which can generally be characterized as rural areas. The Company considers its primary market areas to be Hancock, Knox, Washington, Kennebec and Sagadahoc counties, each in the state of Maine. According to the 2013 Census Bureau Report estimate, the population of these five counties was 54,845, 39,550, 32,190, 121,164 and 35,013, respectively, representing a combined population of approximately 282,762. The economies in these counties are based primarily on tourism, healthcare, fishing and lobstering, agriculture, state government, and small local businesses, but are also supported by a large contingent of retirees. Major competitors in these market areas include local independent banks, local branches of large regional bank affiliates, thrift institutions, savings and loan institutions, mortgage companies, and credit unions. Other competitors in the Company’s primary market area include financing affiliates of consumer durable goods manufacturers, insurance companies, brokerage firms, investment advisors, and other non-bank financial service providers.

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

For the quarter ended December 31, 2014, the Bank employed 205 full-time equivalent employees, Trust Services employed 15 full-time equivalent employees, and the Company employed 3 full-time employees, representing a full-time equivalent complement of 223 employees of the Company. None of the employees are represented by collective bargaining agreements.

The Company’s management believes employee relations to be good.

Supervision and Regulation

General

Banking is a complex, highly regulated industry. Consequently, the performance of the Company and the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes enacted by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (the “FDIC”), the Maine Bureau of Financial Institutions ("BFI"), the Internal Revenue Service, the Consumer Financial Protection Bureau (the “CFPB”) and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, the U.S. Congress and the State of Maine have created several largely autonomous regulatory agencies that oversee, and have enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for the entities’ respective operations and is intended primarily for the protection of the Bank’s depositors and the public, rather than the stockholders and creditors. The following summarizes some of the materially relevant laws, rules and regulations governing banks and bank holding companies, including the Company and the Bank, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies or the Company or the Bank. The descriptions are qualified in their entirety by reference to the specific statutes, regulations and policies discussed. Any change in applicable laws, regulations or regulatory policies may have a material effect on our businesses, operations and prospects. We are unable to predict the nature or extent of the effects that economic controls or new federal or state legislation may have on our business and earnings in the future.

Regulatory Agencies

Bar Harbor Bankshares is a legal entity separate and distinct from its first tier bank subsidiary, Bar Harbor Bank & Trust and its second tier subsidiary, Bar Harbor Trust Services. As a bank holding company, the Company is regulated under the Bank Holding Company Act (“BHC”) and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board. The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s common stock is listed on The NYSE MKT (“NYSE”) under the trading symbol “BHB,” and is subject to the rules of NYSE for listed companies.

As a Maine chartered financial institution, Bar Harbor Bank & Trust (the "Bank") is subject to supervision, periodic examination, and regulation by the BFI and FDIC, The prior approval of the Bureau and the FDIC is required, among other things, for the Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. Under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including the Bank.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implemented and continues to implement significant changes to the regulation of the financial services industry.

The effects of the Dodd-Frank Act have been far-reaching, and many aspects of the Dodd-Frank Act remain subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Bank Holding Company Regulations Applicable to the Company

The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted activities. Generally, bank holding companies are prohibited under the BHC Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking. The Federal Reserve Board has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.

A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. We currently have no plans to make a financial holding company election.

Sound banking practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices. For example, under certain circumstances the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate a regulation. As another example, a holding company is prohibited from impairing its subsidiary bank’s soundness by causing the bank to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believes it not prudent to do so. The Federal Reserve Board has the power to assess civil money penalties for knowing or reckless violations, if the activities leading to a violation caused a substantial loss to a depository institution. Potential penalties are as high as $1,000,000 for each day the activity continues.

Source of strength. In accordance with Federal Reserve Board policy, the holding company is expected to act as a source of financial and managerial strength to the Bank. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. As discussed below, the holding company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulatory agencies have promulgated regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions.

Anti-tying restrictions. Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Acquisitions. The BHC Act, the Bank Merger Act, the laws of the State of Maine applicable to financial institutions and other federal and state statutes regulate acquisitions of banks and their holding companies. The BHC Act generally limits acquisitions by bank holding companies to banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than 5% of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities generally consider, among other things, the competitive effect and public benefits of the transactions, the financial and managerial resources and future prospects of the combined organization (including the capital position of the combined organization), the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividends.  Dividends from the Bank are the Company's principal source of cash revenues. Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we conduct business. These include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement.

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Maine law requires the approval of the Bureau for any dividend that would reduce a bank's capital below prescribed limits.

Annual Reporting; Examinations. The Company is required to file an annual report with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require. The Federal Reserve Board may examine a bank holding company and any of its subsidiaries, and charge the company for the cost of such an examination.

Imposition of Liability for Undercapitalized Subsidiaries. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the holding company has control of the Bank. Under FDICIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDICIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically”

undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates.

Transactions with Affiliates.  The holding company and the Bank are considered “affiliates” of each other under the Federal Reserve Act, and transactions between such affiliates are subject to certain restrictions, including compliance with Sections 23A and 23B of the Federal Reserve Act and their implementing regulations. Generally, Sections 23A and 23B: (1) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions (a) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution’s capital and surplus, and (b) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (2) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

State Law Restrictions. As a Maine corporation, the holding company is subject to certain limitations and restrictions under applicable Maine corporate law. For example, state law restrictions in Maine include limitations and restrictions relating to indemnification of directors, distributions and dividends to stockholders, transactions involving directors, officers or interested stockholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Capital Adequacy and Prompt Corrective Action.

Regulatory Capital Requirements in Effect as of December 31, 2014.  Bank holding companies and banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Federal Reserve Board has risk-based capital ratio and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines in effect as of December 31, 2014, banking organizations were required to maintain minimum ratios for Tier 1 capital and total capital to total risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations were assigned to various risk categories. A depository institution or holding company’s capital, in turn, was classified into one of three tiers, depending on type:

•

Core Capital (Tier 1). Tier 1 capital included common equity, retained earnings, qualifying trust preferred securities, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.

•

Supplementary Capital (Tier 2). Tier 2 capital included, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan losses, subject to limitations.

•

Market Risk Capital (Tier 3). Tier 3 capital included qualifying unsecured subordinated debt.

The Company, like other bank holding companies, was required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). The Bank, like other depository institutions, was required to maintain similar capital levels under capital adequacy guidelines.

Bank holding companies and banks subject to the market risk capital guidelines were required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital was allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Bank holding companies and banks were also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and banks were required to maintain a minimum leverage ratio of 4.0%, unless a different minimum was specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio had to be at least 5.0%.

Basel III Capital Rules Effective January 1, 2015. The federal bank regulatory authorities’ risk-based capital guidelines were previously based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or Basel I. The Basel Committee on Banking Supervision is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee on Banking Supervision published a new capital accord to replace Basel I, with an update in November 2005 (“Basel II”). Basel II provided two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that based risk weightings on external credit assessments to a much greater extent than permitted in previous risk-based capital guidelines. Basel II also set capital requirements for operational risk and refined the existing capital requirements for market risk exposures.

In July 2007, the U.S. banking and thrift agencies reached an agreement on the implementation of the capital adequacy regulations and standards based on Basel II. In November 2007, the agencies approved final rules to implement the new risk-based capital requirements in the United States for large, internationally active banking organizations, or “core banks” - defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule was effective as of April 1, 2008. We are not a core bank and do not apply the Basel II approach to computing risk-weighted assets.

In response to the economic and financial industry crisis that began in 2008, the Basel Committee on Banking Supervision and their oversight body - the Group of Central Bank Governors and Heads of Supervision (GHOS) – began in late 2009 to work on global initiatives to strengthen the financial regulatory system. In July 2010, the GHOS agreed on key design elements and in September 2010 agreed to transition and implementation measures. The product of this effort is known as Basel III, and is designed to strengthen the regulation, supervision and risk management of the banking sector. In particular, Basel III strengthens existing capital requirements and introduces a global liquidity standard. In June 2012, the FRB, FDIC and the OCC jointly issued three notices of proposed rulemaking (“NPRs”) to, among other things implement the Basel III minimum capital requirements. On November 9, 2012, the FRB, FDIC, and the OCC indefinitely delayed the start date for the Basel III capital requirements and stated that they did not expect the final rules to implement the Basel III capital requirements to be in effect on January 1, 2013, the initial deadline. In July 2013, the FRB, the FDIC and OCC issued two final interim rules to implement the Basel III capital reforms and the rules began phasing-in in 2015, depending on the size of the financial institution. For more on Basel III and its potential effect on us, see item 1A “Risk Factors”. We have computed our regulatory capital ratios under Basel III and continue to evaluate the impact of Basel III on both the Company and the Bank. On a pro-forma basis, our consolidated total risk-based capital and Tier I risk-based capital ratios would decrease by approximately 59 and 55 basis points, respectively, under the 2015 transition provisions of Basel III. As of December 31, 2014 each of our pro-forma regulatory capital ratios at both the Company and the Bank exceeded the minimums prescribed under Basel III (including consideration of a fully phased in capital conservation buffer, as discussed below) by approximately 300 basis points or more.

The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, that federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio, the leverage ratio and a new ratio requirement under Basel III, the common equity Tier I capital ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater (6.0% prior to January 1, 2015), and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater (4.0% prior to January 1, 2015), and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio of less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% (4.0% prior to January 1, 2015) or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio of less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% (3.0% prior to January 1, 2015) or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The final rules also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier I capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchase, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan to the FDIC. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

Both the Company and the Bank have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2014 and December 31, 2013, see the discussion under the section captioned “Capital Resources” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13, in the “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data”, elsewhere in this report.

Significant Banking Regulations Applicable to the Bank

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, (“the DIF”), of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.

In 2010, the Dodd-Frank Act revised certain statues governing the FDIC’s management of the DIF. Among other things, the Dodd-Frank Act (i) raised the minimum fund reserve ratio from 1.15% to 1.35%, (ii) requires the fund reserve ratio to reach 1.35% by September 30, 2020, (iii) eliminated the requirement that the FDIC provides dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, (iv) removed the 1.5% cap on the reserve ratio, (v) granted the FDIC the sole discretion in determining whether to suspend or limit the declaration or payment of dividends and (vi) changed the assessment base for banks from insured deposits to the average total assets of the bank minus the average tangible equity of the bank during the assessment period. In December 2010, the FDIC set the minimum reserve ratio at 2.00%. In addition, the FDIC adopted a new Restoration Plan, pursuant to which, among other things, the FDIC (a) eliminated the uniform 3 basis point increase in initial assessment rates that were scheduled to take effect on January 1, 2011, (b) pursued further rulemaking in 2011 regarding the method used to offset the effect on banks with less than $10 billion in assets of the requirement that the reserve ratio reach 1.35% and (c) at least semiannually, will update its projections for the DIF and increase or decrease assessment rates, if needed. On February 7, 2011, the FDIC adopted final rules to implement the dividend provisions of the Dodd-Frank Act, changed the assessment base and set new assessment rates. In addition, as part of its final rules, the FDIC made certain assessment rate adjustments by: (1) altering the unsecured debt adjustment by adding an adjustment for long-term debt issued by another insured depository institution and (2) eliminating the secured liability adjustment, and changing the brokered deposit adjustment to conform to the change in the assessment base. The new assessment rates became effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks. Risk Category II and III banks have an initial base assessment rate of 14 and 23 basis points, respectively.

The FDIC may further increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the risk category for the Bank or in the assessment rates could have an adverse effect on the Bank’s and consequently the Company’s earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The current annualized assessment rate is six basis points and the rate is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

The enactment of the Emergency Economic Stabilization Act of 2008 then-temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor and in July of 2010, the Dodd-Frank Act made the increased coverage amount permanent.

The Volcker Rule. Through the Volker Rule, the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investments companies (defined as hedge funds and private equity funds). We do not currently believe that the Volker Rule will have a material effect on the operations of the Company or the Bank, as we do not engage in the businesses prohibited by the Volcker Rule.

Depositor Preference.  The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Consumer Financial Protection. The Company is subject to a number of federal and state consumer protection laws that govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank's ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.

Further, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s: (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests.

Brokered Deposit Restrictions.  Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits.

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“the CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During its last examination, a rating of “satisfactory” was received by the Bank.

Insider Credit Transactions. Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to certain executive officers, directors, principal stockholders and any related interests of such persons. Extensions of credit to such persons must: (i) be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered by such restrictions and (ii) not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

FDICIA. Under FDICIA, each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Examinations. The Bank is examined from time to time by its primary federal banking regulator, the FDIC and Maine BFI.

Financial Privacy. In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999  (the “GLB Act”), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions over the last decade has been combating money laundering and terrorist financing. The USA PATRIOT Act of 2001  (the “USA Patriot Act”), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of their customers. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, can have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. The Company is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences.

Other Laws and Regulations.  The Company is not only subject to federal laws applicable to it, it is also subject to the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Guidance on Sound Incentive Compensation Policies

In 2010, the federal bank regulators jointly issued final guidance on sound incentive compensation policies (“SICP”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The SICP guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The SICP guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, in 2010 the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than they would be charged were they not to encourage risky behavior. In February 2011, the federal financial regulators issued joint proposed regulations to implement the Dodd-Frank Act requirement that the federal financial regulators prohibit, at any financial institution with consolidated assets of at least $1 billion, incentive pay that they determine encourages inappropriate risk. Officials have recently indicated that they are preparing a new rule on incentive compensation.

Changing Regulatory Structure and Future Legislation and Regulation

Congress may enact further legislation that affects the regulation of the financial services industry, and the Maine legislature may enact further legislation affecting the regulation of financial institutions chartered by the State of Maine. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof, although enactment of the proposed legislation could impact the regulatory structure under which the Company operates and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to the Company’s business strategy, and limit the Company’s ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on our business.

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

Financial Information about Industry Segments

The information required under this item is included in the Company’s financial statements, which appear in Part II, Item 8, Note 1 of this Annual Report on Form 10-K, and is incorporated herein by cross reference thereto.

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

Negative developments in the financial services industry since 2008 resulted in uncertainty in the financial markets in general and a related general economic recession. In addition, as a consequence of the recent U.S. recession, businesses across a wide range of industries faced serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home prices, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly during this period. Many of these circumstances continued into 2014 and continue to be an issue today.

As a result of these financial and economic crises, many lending institutions, including the Bank, experienced, in recent years, declines in the performance of their loans, including construction, commercial real estate loans, and other commercial and consumer loans. Moreover, competition among depository institutions for core deposits and quality loans increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined. Bank and bank holding company stock prices were negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has been more difficult compared to previous periods. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

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

Additionally, we are monitoring regulatory developments related to the “Volcker Rule” and their impact on community banks. In January 2014, the FRB, the OCC, the FDIC, the SEC and the Commodity Futures Trading Commission approved an interim final rule that exempts trust-preferred securities (TruPS) that back collateralized debt obligations (CDOs) held by qualifying community banks from the application of some portions of the Volcker Rule. The final Volcker Rule, approved by regulators in December 2013, generally prohibited banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and barred them from having certain relationships with hedge funds or private equity funds. Included within the range of funds covered by the regulations were TruPS CDOs. Application of the Volcker Rule to TruPS CDOs would have forced many banks, including many community banks, to treat the TruPS CDO holdings as impaired and write down the value or sell the holdings entirely. The American Bankers Association filed a lawsuit in 2013 to block the provision from going into effect. In addition, some lawmakers also called on the regulators to revise the rule to minimize the effect on community banks. On January 14, 2014, the regulators announced the first revision to the Volcker Rule in the form of an interim final rule. The revision will allow some smaller banks to retain their interests in TruPS CDOs, though there are conditions to the exemption. The interim final rule exemption only applies when all of the following requirements are met:

?

The TruPS CDOs have been issued by banks with less than $15 billion in assets;

?

The TruPS CDOs have been established before May 19, 2010; and

?

The bank must have acquired the TruPS CDOs prior to December 10, 2013.

The Company did not own any TruPS CDOs as of and during the twelve months ended December 31, 2014.

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

Our success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies of downeast, midcoast and central Maine, the primary markets served by us. We are particularly exposed to real estate and general economic factors in the downeast, midcoast and central areas of Maine, as most of our loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of our loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

A number of our hospitality and other customers rely upon a high number of visits from tourists and vacationers to Acadia National Park as significant part of their businesses. Prolonged interruptions or shutdowns in the operation of tourist destination sites within our market areas could have a material adverse effect on our business and results of operations.

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

We may be required to record other-than-temporary impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including, municipal bond defaults, lack of liquidity for re-sales of certain investment securities, or adverse actions by regulators, could have a negative effect on our securities portfolio in future periods.

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

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is unknown.

In 2013, the FRB, along with other federal agencies, issued final rules implementing Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act.

These rules which became effective on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements to be considered “adequately capitalized” are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%, which was increased from 4.0%; (iii) a total capital ratio of 8.0%, which was unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4.0%. The final rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios to be considered “adequately capitalized”, and when fully effective in 2019, will result in the following minimum capital ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. If an institution does not meet or exceed these minimum capital ratios it will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the “adequately capitalized” ratios plus the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to restructure our business models or increase our holdings of liquid assets. Implementation of changes in asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers could result in management modifying our business strategy.

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

Disruptions to our information systems and security breaches could adversely affect our business and reputation.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to store sensitive data, including financial information regarding our customers. The integrity of information systems are under significant threat from cyber attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. We employ an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cyber security controls. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cyber security risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with additional potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our customers the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our customers’ systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, our systems and those of our clients and third-party service providers are under constant threat and we may experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our client or third-party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.

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

To the extent that we may acquire other financial services companies or assets in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include, but are not limited to, the following:

•

the risk that the acquired business or assets will not perform in accordance with the Company’s expectations;

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

As of December 31, 2014, the Bank operated fifteen (15) full-service banking offices throughout downeast, midcoast and central Maine, namely: Bar Harbor, Northeast Harbor, Southwest Harbor, Somesville, Deer Isle, Blue Hill, Ellsworth, Rockland, Topsham, South China, Augusta, Winter Harbor, Milbridge, Machias, and Lubec. The Bank owns twelve of these banking offices and leases three at prevailing market rates.

The Bank’s Ellsworth office consists of a new branch office building constructed in 2012, as well as a substantial reconfiguration of its surrounding campus to better meet the Company’s business needs at that location. The City of Ellsworth is considered the hub of downeast Maine and the Bank’s Ellsworth office is its busiest location.

During 2013 and 2014, the Bank completed a substantial renovation and expansion of its Rockland and South China offices to better meet its business needs at those locations.

An Operations Center is located in Ellsworth, Maine, that houses the Company’s operations and data processing centers. During 2012 the Company completed a major renovation of its Operations Center to better meet its business needs at that location. The Bank also leases space at One Cumberland Place in Bangor, Maine, which houses regional business lending and Trust Services staff.

In the opinion of management, the physical properties of the Company and the Bank are considered adequate to meet the needs of customers in the communities served. Additional information relating to the Company’s properties is provided in Part II, Item 8, Note 16 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K and incorporated herein by reference.

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

On April 22, 2014, the Company’s Board of Directors declared a three-for-two split of its common stock, payable as a large stock dividend, which was paid on May 19, 2014 (the “payment date”) to all stockholders of record at the close of business on May 5, 2014.  All previously reported share and per share data included in public filings subsequent to the payment date have been adjusted to reflect the retroactive effect of this three-for-two stock split.  Refer to Note 3 Three-for-two Common Stock Split, of the Consolidated Financial Statements, in this Annual Report on Form 10-K, for further discussion and analysis concerning the stock split.

The following table sets forth the high and low market prices per share of BHB Common Stock as reported by NYSE MKT by calendar quarter for each of the last two years:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2014	$26.89	$24.02	$28.02	$24.24	$30.00	$26.02	$32.86	$28.00
2013	$24.87	$22.59	$24.66	$22.71	$27.65	$22.74	$27.00	$23.41

As of March 10, 2015, there were 5,958,521 shares of Company common stock, par value $2.00 per share, outstanding and approximately 882 Registered Shareholders of record, as obtained through the Company’s transfer agent.

Performance Graph

The following graph illustrates the estimated yearly change in value of the Company's cumulative total stockholder return on its common stock for each of the last five years. Total stockholder return is computed by taking the difference between the ending price of the common stock at the end of the previous year and the current year, plus any dividends paid divided by the ending price of the common stock at the end of the previous year. For purposes of comparison, the graph also matches Bar Harbor Bankshares' cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE MKT Composite index, the S&P 500 index, and the ABA Nasdaq Community Bank index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014.

	12/09	12/10	12/11	12/12	12/13	12/14

Bar Harbor Bankshares	100.00	109.84	117.78	136.89	168.36	209.07
NYSE MKT Composite	100.00	129.56	133.75	140.87	150.79	153.24
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
ABA Nasdaq Community Bank Index	100.00	113.77	107.15	124.86	175.61	184.04

Dividends

Common stock dividends paid by the Company in 2014 and 2013 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2014	$0.217	$0.223	$0.230	$0.235	$0.905
2013	$0.203	$0.207	$0.210	$0.213	$0.833

During 2014, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $5,362 compared with $4,915 in 2013. The Company’s 2014 dividend payout ratio amounted to 36.7% compared with 37.3% in 2013. The total regular cash dividends paid in 2014 amounted to $0.905 per share of common stock, compared with $0.833 in 2013, representing an increase of $0.072 per share, or 8.6%.

In the first quarter of 2015, the Company’s Board of Directors declared a regular cash dividend of $0.245 per share of common stock, representing an increase of $0.0283 or 13.1% compared with the first quarter of 2014.

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

Sale of Unregistered Securities; Use of Proceeds from Registered Securities

No unregistered securities were sold by the Company during the years ended December 31, 2014 and 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of shares of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser” for the quarter ended December 31, 2014.

Information relating to the Company’s stock repurchase program is provided in Part II, Item 7, Stock Repurchase Plan, contained in this Annual Report on Form 10-K and incorporated herein by reference.

Stock Based Compensation Plans

Information regarding stock-based compensation awards both outstanding and available for future grants as of December 31, 2014, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no compensation plans under which equity securities of the Company may be issued that have not been approved by shareholders. Additional information is presented in Note 14, Stock-Based Compensation Plans, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, within this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, net of forfeits and exercised shares (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation (excluding securities referenced in column (a)) (c)

Equity compensation plans approved by security holders	240,308	$22.21	23,396
Equity compensation plans not approved by security holders	---	N/A	---
Total	240,308	$22.21	23,396

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

FIVE-YEAR SUMMARY OF FINANCIAL DATA

As of and For the Years Ended December 31,

	2014	2013	2012	2011	2010
Balance Sheet Data

Total assets	$1,459,320	$1,373,893	$1,302,935	$1,167,466	$1,117,933
Total securities	470,525	450,170	418,040	381,880	357,882
Total loans	919,024	852,857	815,004	729,003	700,670
Allowance for loan losses	(8,969)	(8,475)	(8,097)	(8,221)	(8,500)
Total deposits	858,049	835,651	795,012	722,890	708,328
Total borrowings	447,020	409,445	371,567	320,283	300,014
Total shareholders' equity	146,287	121,379	128,046	118,250	103,608
Average assets	1,424,209	1,345,353	1,252,390	1,151,163	1,087,327
Average shareholders' equity	136,672	125,340	125,600	111,135	105,911

Results Of Operations

Interest and dividend income	$ 53,718	$ 50,749	$ 50,838	$ 50,907	$ 51,141
Interest expense	9,905	11,663	13,867	16,518	19,432
Net interest income	43,813	39,086	36,971	34,389	31,709
Provision for loan losses	1,833	1,418	1,652	2,395	2,327
Net interest income after provision for loan losses	41,980	37,668	35,319	31,994	29,382

Non-interest income	7,758	7,566	7,709	6,792	7,458
Non-interest expense	29,211	26,860	25,618	23,281	22,046

Income before income taxes	20,527	18,374	17,410	15,505	14,794
Income taxes	5,914	5,191	4,944	4,462	4,132
Net income	$ 14,613	$ 13,183	$ 12,466	$ 11,043	$ 10,662
Preferred stock dividends and accretion of discount	---	---	---	---	653
Net income available to common shareholders	$ 14,613	$ 13,183	$ 12,466	$ 11,043	$ 10,009

Per Common Share Data:
Basic earnings per share	$ 2.47	$ 2.24	$ 2.13	$ 1.91	$ 1.76
Diluted earnings per share	$ 2.45	$ 2.22	$ 2.12	$ 1.90	$ 1.74
Cash dividends per share	$ 0.905	$ 0.833	$ 0.780	$ 0.730	$ 0.697
Dividend payout ratio	36.69%	37.28%	36.62%	38.29%	39.43%

Selected Financial Ratios:
Return on total average assets	1.03%	0.98%	1.00%	0.96%	0.98%
Return on total average equity	10.69%	10.52%	9.93%	9.94%	10.07%
Tax-equivalent net interest margin	3.33%	3.15%	3.23%	3.23%	3.18%

	2014	2013	2012	2011	2010
Capital Ratios:
Tier 1 leverage capital ratio	9.30%	9.01%	8.87%	9.32%	9.01%
Tier 1 risk-based capital ratio	15.60%	14.97%	14.15%	14.29%	13.57%
Total risk-based capital ratio	17.24%	16.62%	15.78%	16.06%	15.41%

Asset Quality Ratios:
Net charge-offs to average loans	0.15%	0.12%	0.23%	0.37%	0.24%
Allowance for loan losses to total loans	0.98%	0.99%	0.99%	1.13%	1.21%
Allowance for loan losses to non-performing loans	73.0%	95.9%	82.1%	63.7%	62.1%
Non-performing loans to total loans	1.34%	1.04%	1.21%	1.77%	1.95%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the years ended December 31, 2014, 2013, and 2012, and financial condition at December 31, 2014, and 2013, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this Annual Report on Form 10-K.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share and per share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully tax-equivalent basis. Specifically, included in 2014, 2013 and 2012 interest income was $3,926, $3,589 and $3,336, respectively, of tax-exempt interest income from certain investment securities and loans. An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax-equivalent adjustments of $1,885, $1,762 and $1,628 in 2014, 2013 and 2012, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this Annual Report on Form 10-K provide a reconciliation of tax-equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

EXECUTIVE OVERVIEW

General Information

Bar Harbor Bankshares is a Maine corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2014, the Company had consolidated assets of $1.46 billion and was one of the larger independent community banking institutions in the state of Maine.

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

Summary Financial Results

On April 22, 2014, the Company’s Board of Directors declared a three-for-two split of its common stock, payable as a large stock dividend, which was paid on May 19, 2014 (the “payment date”) to all stockholders of record at the close of business on May 5, 2014. As of April 22, 2014, the Company had 3,944,290 shares of common stock outstanding. After the stock split effectuated as a large stock dividend, the number of shares of Company common stock outstanding increased to 5,916,435.  All previously reported share and per share data included in public filings subsequent to the payment date has been restated to reflect the retroactive effect of this three-for-two stock split.

For the year ended December 31, 2014, the Company reported net income of $14,613, compared with $13,183 for the year ended December 31, 2013, representing an increase of $1,430, or 10.8%. The Company’s 2014 diluted earnings per share amounted to $2.45, compared with $2.22 in 2013, representing an increase of $0.23, or 10.4%.

The Company’s 2014 return on average shareholders’ equity amounted to 10.69%, up from 10.52% in 2013.  The Company’s 2014 return on average assets amounted to 1.03%, compared with 0.98% in 2013.

As more fully enumerated in the following management discussion and analysis, the Company’s 2014 operating results were highlighted by a $4,850 or 11.9% increase in tax-equivalent net interest income, continued loan and core deposit growth, relatively stable credit quality and higher levels of fee income. The Company continued to focus on the management of its operating expenses, posting a 2014 efficiency ratio of 54.7% compared with 55.6% in 2013.

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

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported. Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements:

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. The allowance, which is established through a provision for loan loss expense, is based on management’s evaluation of the level of allowance required in relation to the estimated inherent risk of probable loss in the loan portfolio. Management regularly evaluates the allowance for adequacy by taking into consideration factors such as previous loss experience, the size and composition of the portfolio, current general economic and real estate market conditions and the performance of individual loans in relation to contract terms and estimated fair values of collateral. The use of different estimates or assumptions could produce different provisions for loan losses. A smaller provision for loan losses results in higher net income, and when a greater amount of provision for loan losses is necessary, the result is lower net income. Refer to Part II, Item 7, Allowance for Loan Losses and Provision, and Part II, Item 8, Note 5, Loans and allowance for loan losses, of the Consolidated Financial Statements, in this Annual Report on Form 10-K, for further discussion and analysis concerning the allowance.

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

Refer to Part II, Item 7, Impaired Securities, and Part II, Item 8, Notes 1 and 4 of the Consolidated Financial Statements in this Annual Report on Form 10-K, for further discussion and analysis concerning other-than-temporary impairments.

Income Taxes: The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax liability, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from historical taxes paid and future taxable income and, to the extent that the recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2014 and 2013, there were no valuation allowances for deferred tax assets, which are included in other assets on the consolidated balance sheet.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes its annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2014, there was no indication of impairment that led the Company to believe it needed to perform a two-step test.

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

Refer to Notes 1 and 7 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details of the Company’s accounting policies and estimates covering goodwill.

FINANCIAL CONDITION

Asset/Liability Management

In managing its asset portfolios, the Bank utilizes funding and capital resources within well-defined credit, investment, interest rate, and liquidity risk guidelines. Loans and investment securities are the Bank’s primary earning assets with additional capacity invested in money market instruments. Average earning assets represented 96.3% of total average assets during 2014, unchanged compared with 2013.

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

Earning Assets

For the year ended December 31, 2014, the Company’s total average earning assets amounted to $1,371,800, compared with $1,296,121 in 2013, representing an increase of $75,679, or 5.8%. The 2014 increase in average earning assets was attributed to a $42,379 or 5.1% increase in the Bank’s average loan portfolio and, to a lesser extent, a $31,299 or 7.1% increase in average securities.

The tax-equivalent yield on total average earning assets amounted to 4.05% in 2014, unchanged compared with 2013. While the weighted average loan yield declined fifteen basis points in 2014 to 4.31%, this decline was offset by a twenty-eight basis point increase in securities yields to 3.69%, as higher long-term interest rates and slowing mortgage refinance activity over this past year caused the amortization of mortgage-backed security purchase premiums to slow.

For the year ended December 31, 2014, total tax-equivalent interest income amounted to $55,603 compared with $52,511 in 2013, representing an increase of $3,092, or 5.9%. Interest income from the securities portfolio increased $2,349 or 15.7% in 2014 compared with 2013, while tax-equivalent interest income from the loan portfolio increased $522, or 1.4%.

Total Assets

The Company’s assets principally consist of loans and securities, which at December 31, 2014 represented 63.0% and 32.2% of total assets, compared with 62.1% and 32.8% at December 31, 2013, respectively.

At December 31, 2014, the Company’s total assets stood at $1,459,320, compared with $1,373,893 at December 31, 2013, representing an increase of $85,427, or 6.2%. The increase in total assets was principally attributed to a $66,167 or 7.8% increase in total loans, followed by a $20,355 or 4.5% increase in securities.

Securities

The average securities portfolio represented 34.3% of the Company’s total average earning assets in 2014 and generated 31.2% of its total tax-equivalent interest and dividend income, compared with 33.9% and 28.5% in 2013.

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

The securities portfolio is comprised of mortgage-backed securities (“MBS”) issued by U.S. government agencies, U.S. Government-sponsored enterprises and, to a much lesser extent, other non-agency, private-label issuers.  The securities portfolio also includes tax-exempt obligations of state and political subdivisions thereof.

Total Securities: At December 31, 2014, total securities amounted to $470,525 compared with $450,170 at December 31, 2013, representing an increase of $20,355, or 4.5%. Securities purchased during 2014 consisted of MBS securities issued and guaranteed by U.S. Government agencies and sponsored enterprises and, to a lesser extent, tax exempt obligations of state and political subdivisions.

Securities Available for Sale: Securities available for sale represented 100% of total securities at December 31, 2014 and 2013.

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

The following table summarizes the securities available for sale portfolio as of December 31, 2014 and 2013:

December 31, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$282,217	$ 7,530	$ 1,537	$288,210
US Government agency	82,249	1,626	529	83,346
Private label	3,723	815	14	4,524
Obligations of states and political subdivisions thereof	90,181	4,516	252	94,445
Total	$458,370	$14,487	$ 2,332	$470,525

December 31, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$277,838	$ 4,386	$ 8,592	$273,632
US Government agency	83,153	833	2,457	81,529
Private label	5,423	825	78	6,170
Obligations of states and political subdivisions thereof	95,221	1,121	7,503	88,839
Total	$461,635	$ 7,165	$18,630	$450,170

Mortgage-backed Securities Issued by U.S. Government-sponsored Enterprises: This category of securities represents MBS issued and guaranteed by U.S. Government-sponsored enterprises, specifically, FNMA and FHLMC. These Government-sponsored enterprises were placed under the conservatorship of the U.S. Government on September 7, 2008. In August of 2011, Standard and Poor’s, a major credit rating agency, downgraded all debt issued and guaranteed by the United States from “AAA” to “AA+”. Accordingly, all of these securities were credit rated “AA+” at December 31, 2014.

At December 31, 2014, the amortized cost of MBS issued by U.S. Government-sponsored enterprises totaled $282,217, compared with $277,838 at December 31, 2013, representing an increase of $4,379, or 1.6%. At December 31, 2014, the amortized cost of MBS issued by U.S. Government enterprises comprised 61.6% of the securities portfolio, compared with 60.2% at December 31, 2013.

At December 31, 2014, the Bank’s weighted average yield on MBS issued by U.S. Government-sponsored enterprises amounted to 3.24% compared with 3.34% at December 31, 2013.

Mortgage-backed Securities Issued by U.S. Government Agencies: This category of securities represents MBS backed by the full faith and credit of the U.S. Government, such as the Government National Mortgage Association (“GNMA”). All of these securities were credit rated “AA+” at December 31, 2014 and 2013.

At December 31, 2014, the total amortized cost of the Bank’s MBS issued by U.S. Government agencies totaled $82,249, compared with $83,153 at December 31, 2013, representing a decline of $904, or 1.1%. At December 31, 2014, the amortized cost of mortgage-backed securities issued by U.S. Government agencies comprised 17.9% of the Bank’s securities portfolio, compared with 18.0% at December 31, 2013.

At December 31, 2014, the weighted average yield on mortgage-backed securities issued by U.S. Government agencies amounted to 2.85%, compared with 2.97% at December 31, 2013.

Mortgage-backed Securities Issued by Private-label Issuers: This category of securities represents MBS issued by banks, investment banks, and thrift institutions. Typically, these securities are largely based on mortgages which exceed the conforming loan sizes required by agency securities. While private-label MBS are not guaranteed by any U.S. Government agency, they are credit rated by the major rating agencies (Moody’s, Standard & Poor’s and FITCH).

Most of the Bank’s MBS issued by private-label issuers carry various amounts of credit enhancement, and none are classified as sub-prime MBS pools. All of these securities were purchased prior to 2008 based on the underlying loan characteristics such as loan to value ratios, borrower credit scores, property type and location, and the level of credit enhancement.

At December 31, 2014, the total amortized cost of the Bank’s private-label MBS amounted to $3,723, compared with $5,423 at December 31, 2013, representing a decline of $1,700, or 31.3%. This decline was attributed to principal pay downs on the underlying securities collateral throughout 2014. At December 31, 2014, the amortized cost of mortgage-backed securities issued by private-label issuers comprised 0.8% of the Bank’s securities portfolio, compared with 1.2% at December 31, 2013.

At December 31, 2014, the weighted average yield on the Bank’s private-label MBS portfolio amounted to 10.79%, compared with 12.31% at December 31, 2013. The unusually high yields were largely attributed to interest received on certain other-than-temporarily impaired securities where the book value was significantly lower than the contractual par value.

At December 31, 2014, $2,794 of the total amortized cost of the Bank’s private-label MBS portfolio was rated below investment grade by at least one of the major credit rating agencies, compared with $3,820 at December 31, 2013. All of these below investment grade securities had been rated “AAA” by the credit rating agencies at the date of purchase and continued to be rated “AAA” through December 31, 2007. Beginning in 2008 and continuing through 2014, unprecedented market stresses began affecting all MBS (Government agency and private-label) as the economy, in general, and the housing market, in particular, seriously deteriorated. As a result, the Bank revised its assessments as to the full recoverability of its private-label MBS, which necessitated OTTI write-downs under existing accounting standards each year from 2008 through 2013. Refer to Part II, item 8, Notes to Consolidated Financial Statements, Notes 1 and 4 in this Annual Report on Form 10-K for further information on OTTI.

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

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2014 and 2013, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at December 31, 2014 and 2013 all municipal bond issuers were current on contractually obligated interest and principal payments.

At December 31, 2014, the amortized cost of the Bank’s municipal bond portfolio, totaled $90,181, compared with $95,221 at December 31, 2013, representing a decline $5,040, or 5.3%. At December 31, 2014, the amortized cost of municipal bonds comprised 19.7% of the Bank’s securities portfolio, compared with 20.6% at December 31, 2013. At December 31, 2014, the fully tax-equivalent yield on the Bank’s municipal bond portfolio amounted to 5.47%, compared with 5.65% at December 31, 2013.

Securities Maturity Distribution and Weighted Average Yields:  The following table summarizes the maturity distribution of the amortized cost of the Bank’s securities portfolio and weighted average yields of such securities on a fully tax-equivalent basis as of December 31, 2014. The maturity distribution is based upon the final maturity date of the securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or pre-pay certain securities. In the case of mortgage-backed securities, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

SECURITIES

MATURITY SCHEDULE AND WEIGHTED AVERAGE YIELDS

DECEMBER 31, 2014

(at fair value)

	One Year or less		Greater than one year to Five years		Greater than Five to ten years		Greater than ten years		TOTAL
	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield

Mortgage-backed securities:
US Government- sponsored enterprises	$ ---	0.00%	$3,484	3.68%	$10,152	3.76%	$274,574	3.22%	$288,210	3.24%
US Government agency	---	0.00%	423	2.47%	1,632	2.69%	81,291	2.86%	83,346	2.85%
Private label	---	0.00%	385	5.87%	323	57.51%	3,816	10.49%	4,524	10.79%
Obligations of states and political subdivisions thereof	---	0.00%	1,015	6.16%	1,532	7.26%	91,898	5.44%	94,445	5.47%
Total	$ ---		$5,307		$13,639		$451,579		$470,525

Securities Concentrations: At December 31, 2014 and 2013, the Bank did not hold any securities for a single issuer, other than U. S. Government agencies and sponsored enterprises, where the aggregate book value of the securities exceeded 2% of the Company’s shareholders’ equity.

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at December 31, 2014, amounted to an excess of $2,332, or 0.5% of the total amortized cost of the securities portfolio. At December 31, 2013 this amount represented an excess of $18,630, or 4.0% of the total amortized cost of the securities portfolio. As of December 31, 2014, unrealized losses on securities in a continuous unrealized loss position more than twelve months amounted to $434, compared with $6,185 at December 31, 2013. The decline in net unrealized losses was attributed to a significant decline in long-term interest rates and pricing spreads at December 31, 2014 compared with December 31, 2013, which favorably impacted the fair value of the Bank’s fixed income portfolio.

As part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. If a decline in the fair value of an available for sale security is judged to be other-than temporary, a charge is recorded in pre-tax income equal to the estimated credit losses inherent in the security. Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to Part II, Item 8, Notes 1 and 4 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

At December 31, 2014, the Bank’s investment in FHLB stock totaled $21,354, compared with $18,370 at December 31, 2013, representing an increase of $2,984, or 16.2%. The foregoing increase was principally attributed to increased FHLB borrowing levels during 2014. Shares held in excess of the minimum required amount are generally redeemable at par value.

FHLB stock is a non-marketable equity security and therefore is reported at cost, which generally equals par value. The ratio of the FHLB’s market value of equity to its par value of capital stock was 129% at December 31, 2014 compared with 119% at December 31, 2013.

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB recently reported that it remained in compliance with all regulatory capital ratios as of December 31, 2014 and was classified as adequately capitalized by its regulator, the Federal Housing Finance Agency, based on the FHLB’s financial information at September 30, 2014.  Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2014 The Bank will continue to monitor its investment in FHLB stock.

Loans

Total Loans: At December 31, 2014 total loans amounted to $919,024, compared with $852,857 at December 31, 2013, representing an increase of $66,167, or 7.8%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc Maine. The following table summarizes the major components of the Bank’s loan portfolio, net of deferred loan fees and costs, as of December 31 over the past five years.

SUMMARY OF LOAN PORTFOLIO AT DECEMBER 31

	2014	2013	2012	2011	2010

Commercial real estate mortgages	$325,949	$336,542	$324,493	$285,484	$283,799
Commercial and industrial	73,893	73,972	59,373	62,450	57,323
Commercial construction and land development	25,421	18,129	22,120	30,060	32,114
Agricultural and other loans to farmers	30,471	26,929	24,922	26,580	24,359
Total commercial loans	455,734	455,572	430,908	404,574	397,595

Residential real estate mortgages	382,678	317,115	297,103	239,799	231,434
Home equity loans	51,795	49,565	53,303	51,462	54,289
Other consumer loans	12,140	14,523	19,001	22,906	4,417
Total consumer loans	446,613	381,203	369,407	314,167	290,140

Tax exempt loans	16,693	16,355	15,244	9,700	12,126

Net deferred loan costs and fees	(16)	(273)	(555)	562	809
Total loans	919,024	852,857	815,004	729,003	700,670
Allowance for loan losses	(8,969)	(8,475)	(8,097)	(8,221)	(8,500)
Total loans net of allowance for loan losses	$910,055	$844,382	$806,907	$720,782	$692,170

At December 31, 2014, commercial loans comprised 49.6% of the total loan portfolio, compared with 53.4% at December 31, 2013. Consumer loans, which principally consisted of residential real estate mortgage loans, comprised 48.6% of total loans at December 31, 2014 compared with 44.7% at December 31, 2013.

Factors contributing to the changes in the loan portfolio are enumerated in the following discussion and analysis.

Commercial Loans: The Bank offers a variety of commercial lending products including term loans and lines of credit. The Bank offers a broad range of commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure. Commercial loans are provided primarily to organizations and sole proprietors in the tourism, hospitality, healthcare, blueberry, boatbuilding, biological research, and fishing industries, as well as to other small and mid-size businesses associated with the coastal communities of Maine.

At December 31, 2014, total commercial loans amounted to $455,734, compared with $455,572 at December 31, 2013, representing an increase of $162. New commercial loan originations during 2014 were largely offset with certain sizable loan payoffs and line of credit pay downs, as well as scheduled principal amortization from the portfolio.

Commercial loan growth has generally been challenged by a still-recovering economy, continued economic uncertainty, diminished demand, and strong competition for quality loans.

Reflecting the Bank’s business region, at December 31, 2014, approximately $107,286 or 32.9% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry, compared with 32.6% at December 31, 2013. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

The proportion of commercial and industrial loans to total commercial loans is generally reflective of the Bank’s market area demographics, which have historically limited the opportunity and growth potential in this particular category of loans. Similarly, the communities served by the Bank generally offer limited opportunities for agricultural and other loans to farmers.  This category of loans principally includes loans related to Maine’s wild blueberry industry.

Consumer Loans: At December 31, 2014, total consumer loans stood at $446,613 compared with $381,203 at December 31, 2013, representing an increase of $65,410, or 17.2%. At December 31, 2014, residential real estate mortgage loans represented 85.7% of total consumer loans, compared with 83.2% at year end 2013.

Residential real estate mortgage loans totaled $382,678 as of December 31, 2014, compared with $317,115 at December 31, 2013, representing an increase of $65,563, or 20.7%.  Mortgage origination activity slowed during 2014, driven by higher interest rates, rising home prices and inclement weather early in the year. The increase in residential real estate mortgage loans compared with year-end 2013 was largely attributed to purchased loans. Loans originated and closed by the Bank during 2014 were largely offset by loan re-financings and scheduled principal amortization from the existing residential real estate loan portfolio.

Home equity loans totaled $51,795 at December 31, 2014, compared with $49,565 at December 31, 2013, representing an increase of $2,230, or 4.5%. The Bank did not aggressively campaign for home equity loans during 2014.

Loans to individuals for household, family and other personal expenditures (“other consumer loans”) totaled $12,140 at December 31, 2014, compared with $14,523 at December 31, 2013, representing a decline of $2,383, or 16.4%. Given strong competition from the financing affiliates of consumer durable goods manufacturers, among other considerations, the Bank does not campaign aggressively for consumer installment loans.

Tax Exempt Loans: Tax-exempt loans totaled $16,693 at December 31, 2014, compared with $16,355 at December 31, 2013, representing an increase of $338, or 2.1%. Tax-exempt loans include loans to local government municipalities, not-for-profit organizations, and other organizations that qualify for tax-exempt treatment. Government municipality loans typically have short maturities (e.g., tax anticipation notes, etc.). Government municipality loans are normally originated through a bid process among local financial institutions and are typically priced aggressively, thus generating relatively narrow net interest margins.

Loan Concentrations: Because of the Bank’s proximity to Acadia National Park, a large part of the economic activity in the area is generated from the hospitality business associated with tourism. At December 31, 2014, approximately $112,520 or 12.2% of the Bank’s loan portfolio was represented by loans to the lodging industry, compared with $114,982 or 13.5% at December 31, 2013. Loan concentrations continued to principally reflect the Bank’s business region.

Real Estate Loans Under Foreclosure: At December 31, 2014, real estate loans under foreclosure totaled $2,588 compared with $2,900 at December 31, 2013, representing a decrease of $312, or 10.8%.

At December 31, 2014, real estate loans under foreclosure were represented by twelve residential mortgage loans totaling $2,091, one commercial construction and land development loan totaling $67 and five commercial real estate loans totaling $430.

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

At December 31, 2014, total OREO amounted to $523, compared with $1,625 as of December 31, 2013, representing a decline of $1,102 or 67.8%.  Three residential and three commercial properties comprised the December 31, 2014 balance of OREO.

During the twelve months ended December 31, 2014, two properties were added to OREO.   There were two properties written down for an aggregate total of $293 in write downs, and there were seven sales of OREO properties, of which five were sold at an aggregate loss of $104.

Mortgage Loan Servicing: The Bank, from time to time, will sell residential mortgage loans to other institutions and investors such as the FHLMC. In prior years, the Bank has generally sold fixed rate, long term residential mortgage loans, as a means of managing interest rate risk. The sale of loans also allows the Bank to make more funds available to customers in its servicing area, while the retention of servicing rights provides an additional source of income. At December 31, 2014, the unpaid balance of mortgage loans serviced for others totaled $13,360 compared with $15,116 at December 31, 2013, representing a decline of $1,756 or 11.6%.

Loan Portfolio Interest Rate Composition: The following table summarizes the commercial, tax-exempt and consumer components of the loan portfolio by fixed and variable interest rate composition, as of December 31, 2014 and 2013:

	2014	2013
Commercial:
Fixed	$ 80,641	$ 73,391
Variable	375,101	382,045
Total	$455,742	$455,436

Tax exempt:
Fixed	$ 8,129	$ 7,563
Variable	8,548	8,792
Total	$ 16,677	$ 16,355

Consumer:
Fixed	$349,389	$290,259
Variable	97,216	90,807
Total	$446,605	$381,066

Total loans:
Fixed	$438,159	$371,213
Variable	480,865	481,644
Total	$919,024	$852,857

At December 31, 2014, fixed and variable rate loans comprised 47.7% and 52.3% of the loan portfolio, respectively, compared with 43.5% and 56.5% at December 31, 2013.

Loan Maturities and Re-pricing Distribution:  The following table summarizes fixed rate loans reported by remaining maturity, and floating rate loans by next re-pricing date, as of December 31, 2014 and 2013. Actual maturity dates may differ from contractual maturity dates due to prepayments, modifications and re-financings.

Maturities	2014	2013

One year or less	$276,259	$287,279
Over 1 - 5 years	172,117	167,838
Over 5 years	470,648	397,740
Total loans	$919,024	$852,857

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

TOTAL NON-PERFORMING LOANS

AT DECEMBER 31

	2014	2013	2012	2011	2010

Commercial real estate mortgages	$ 3,156	$2,046	$1,888	$ 2,676	$ 3,572
Commercial and industrial loans	624	793	818	1,078	778
Commercial construction and land development	1,328	1,913	2,359	3,753	5,899
Agricultural and other loans to farmers	84	56	664	595	254
Total commercial loans	5,192	4,808	5,729	8,102	10,503

Residential real estate mortgages	6,051	3,227	3,017	4,266	3,022
Home equity loans	1,029	745	814	266	146
Other consumer loans	16	60	72	273	---
Total consumer loans	7,096	4,032	3,903	4,805	3,168

Total non-accrual loans	12,288	8,840	9,632	12,907	13,671
Accruing loans contractually past due 90 days or more	---	---	235	---	6
Total non-performing loans	$12,288	$8,840	$9,867	$12,907	$13,677

Allowance for loan losses to non-performing loans	73.0%	95.9%	82.1%	63.7%	62.1%
Non-performing loans to total loans	1.34%	1.04%	1.21%	1.77%	1.95%
Allowance to total loans	0.98%	0.99%	0.99%	1.13%	1.21%

At December 31, 2014, total non-performing loans amounted to $12,288, compared with $8,840 at December 31, 2013, representing an increase of $3,448, or 39.0%. One residential real estate mortgage loan, which was placed in non-accrual status in the fourth quarter of 2014, represented 73.5% of this increase. Despite the increase in non-performing loans, the Bank does not believe it is reflective of credit deterioration in the loan portfolio as a whole.

Non-performing commercial real estate mortgages totaled $3,156 at December 31, 2014, representing an increase of $1,110, or 54.3%, compared with December 31, 2013. At December 31, 2014, non-performing commercial real estate mortgages were represented by fourteen business relationships, with outstanding balances ranging from $22 to $1,209.

Non-performing commercial and industrial loans totaled $624 at December 31, 2014, representing a decline of $169, or 21.3%, compared with December 31, 2013.  At December 31, 2014, non-performing commercial and industrial loans were represented by thirteen business relationships, with outstanding balances ranging from $7 to $272.

Non-performing commercial construction and land development loans totaled $1,328 at December 31, 2014, representing a decline of $585, or 30.6%, compared with December 31, 2013. At December 31, 2014, non-performing commercial construction and land development loans were almost entirely represented by a $1,261 commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the existing housing units. This loan is impaired and was put on non-accrual status in late 2010. To date, the Bank has charged off $2,014 of the original outstanding balance of this collateral dependent impaired loan, of which $192 was recorded in 2012 and $1,822 in 2011. These charge-offs were based on current appraisals and revised prospects for future cash flows. This loan is recorded at fair value in the Company’s financial statements.

Non-performing residential real estate mortgages totaled $6,051 at December 31, 2014, representing an increase of $2,824, or 87.5%, compared with December 31, 2013. One residential real estate mortgage loan, which was placed in non-accrual status in the fourth quarter of 2014, represented 41.8% of this increase. At December 31, 2014, non-performing residential real estate loans were represented by thirty-four, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $7 to $2,535.

Non-performing home equity loans totaled $1,029 at December 31, 2014, representing an increase of $284, or 38.1%, compared with December 31, 2013. At December 31, 2014, non-performing home equity loans were represented by four relationships with outstanding balances ranging from $3 to $450.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the loan portfolio as of December 31, 2014, Bank management is cognizant of the still-recovering real estate market, elevated unemployment rates and soft economic conditions overall. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent. These loans amounted to $3,120 and $4,201 at December 31, 2014, and 2013, or 0.34% and 0.49% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At December 31, 2014, the Bank identified twenty-seven commercial relationships totaling $13,534 as potential problem loans, or 1.50% of total loans. At December 31, 2013, the Bank identified twenty-eight commercial relationships totaling $11,123 as potential problem loans, or 1.30% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

Allowance for Loan Losses: At December 31, 2014, the allowance for loan losses (the “allowance”) stood at $8,969, compared with $8,475 at December 31, 2013, representing an increase of $494, or 5.8%. The increase in the allowance from December 31, 2013 was largely due to elevated levels of loan charge-off activity during 2014, as well as higher levels of potential problem loans as of year end.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as an expedient, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $1,986 as of December 31, 2014, compared with $2,699 as of December 31, 2013, representing a decline of $713 or 26.4%. The related allowances for loan losses on these impaired loans amounted to $776 and $120 as of December 31, 2014 and 2013.

Management reviews impaired loans to ensure such loans are transferred to interest non-accrual status, and written down when necessary. The amount of interest income not recorded on impaired loans amounted to $58, $52, and $37 for the years ended December 31, 2014, 2013 and 2012, respectively.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during 2014 compared with 2013.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management believes the allowance for loan losses at December 31, 2014, is appropriate for the risks inherent in the loan portfolio.

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

The following table details changes in the allowance for loan losses and summarizes loan loss experience by loan type over the past five years.

ALLOWANCE FOR LOAN LOSSES

SUMMARY OF LOAN LOSS EXPERIENCE

	2014	2013	2012	2011	2010

Balance at beginning of period	$ 8,475	$ 8,097	$ 8,221	$ 8,500	$ 7,814
Charge offs:
Commercial real estate mortgages	238	214	474	423	296
Commercial and industrial	475	405	102	123	652
Commercial construction and land development	---	---	344	1,943	167
Agricultural and other loans to farmers	14	81	160	---	396
Residential real estate mortgages	650	406	568	254	160
Other consumer loans	191	120	294	90	103
Home equity loans	52	29	92	94	100
Total charge-offs	1,620	1,255	2,034	2,927	1,874

Recoveries:
Commercial real estate mortgages	$ 85	$ 105	$ 9	$ 8	$ 3
Commercial and industrial loans	16	23	25	82	10
Commercial construction and land development	---	---	---	77	---
Agricultural and other loans to farmers	130	37	82	45	5
Residential real estate mortgages	12	7	104	---	106
Other consumer loans	37	23	38	41	69
Home equity loans	1	20	---	---	40
Total recoveries	281	215	258	253	233

Net charge-offs	1,339	1,040	1,776	2,674	1,641
Provision charged to operations	1,833	1,418	1,652	2,395	2,327

Balance at end of period	$ 8,969	$ 8,475	$ 8,097	$ 8,221	$ 8,500

Average loans outstanding during period	$881,389	$839,010	$779,800	$717,895	$681,988
Annualized net charge-offs to average loans outstanding	0.15%	0.12%	0.23%	0.37%	0.24%

For the year ended December 31, 2014, total net loan charge-offs amounted to $1,339, representing an increase of $299, or 28.8%, compared with 2013. Total net charge-offs to average loans outstanding amounted to 0.15% in 2014, compared with 0.12% in 2013.

The following table presents the five-year summary of the allowance by loan type at each respective year-end.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(at December 31)

	2014		2013		2012		2011		2010
	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans	Amount	Percent of Loans in Each Category to Total loans
Commercial and Industrial, and agricultural	$1,206	11.35%	$1,601	11.83%	$1,329	10.35%	$1,653	12.22%	$1,460	11.66%
Commercial and Consumer real estate mortgages:
Real estate-construction and land development	145	2.77%	314	2.13%	515	2.71%	594	4.12%	999	4.58%
Real estate-mortgage	7,453	82.74%	6,255	82.42%	5,905	82.74%	5,602	79.19%	5,858	81.40%
Installments and other loans to individuals	94	1.32%	137	1.70%	207	2.33%	286	3.14%	73	0.63%
Tax exempt	71	1.82%	168	1.92%	141	1.87%	86	1.33%	110	1.73%
TOTAL	$8,969	100.00%	$8,475	100.00%	$8,097	100.00%	$8,221	100.00%	$8,500	100.00%

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

At December 31, 2014, the cash surrender value of BOLI amounted to $8,141, compared with $7,879 at December 31, 2013, representing an increase of $262, or 3.3%.

Other Assets

The Company’s other assets are principally comprised of accrued interest receivable, deferred income taxes and other real estate owned.

At December 31, 2014 total other assets amounted to $13,992, compared with $18,812 at December 31, 2013, representing a decline of $4,820, or 25.6%. The decline in other assets was principally attributed to a decline in deferred income taxes, which resulted from unrealized gains in the Bank’s securities portfolio at December 31, 2014 compared with unrealized losses at December 31, 2013.

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

Total Deposits: At December 31, 2014, total deposits amounted to $858,049 compared with $835,651 at December 31, 2013, representing an increase of $22,398, or 2.7%. Demand NOW and money market accounts posted a combined increase of $39,923, or 9.1%, while time deposits declined $17,525, or 4.4%. The decline in time deposits was attributed to lower levels of brokered deposits compared with December 31, 2013.

Demand Deposits: The Bank’s demand deposits are principally business accounts, which account for approximately two-thirds of total demand deposits. At December 31, 2014, total demand deposits amounted to $78,802, compared with $72,259 at December 31, 2013, representing an increase of $6,543, or 9.1%. As discussed above, the Bank’s deposits are seasonal in nature and the timing and extent of seasonal swings vary from year to year. This is particularly the case with demand deposits. For the year ended December 31, 2014, total average demand deposits amounted to $72,706 compared with $70,978 in 2013, representing an increase of $1,728, or 2.4%. The increase in average demand deposits was largely attributed to a relatively strong tourist season in the local communities served by the Bank combined with new customer relationships.

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

NOW Accounts: The Bank offers interest bearing NOW accounts to individuals and not-for-profit organizations. At December 31, 2014, total NOW accounts amounted to $153,499, compared with $135,246 at December 31, 2013, representing an increase of $18,253, or 13.5%. For the year ended December 31, 2014, average NOW accounts amounted to $137,972, compared with $124,382 in 2013, representing an increase of $13,590, or 10.9%.

Savings and Money Market Deposits:  At December 31, 2014, total savings and money market accounts amounted to $247,685, compared with $232,558 at December 31, 2013, representing an increase of $15,127, or 6.5%. For the year ended December 31, 2014, average savings and money market accounts amounted to $247,609, compared with $241,670 in 2013, representing an increase of $5,939 or 2.5%. This increase was principally attributed to both new and existing customer relationships.

Time Deposits: At December 31, 2014, total time deposits amounted to $378,063, compared with $395,588 at December 31, 2013, representing a decline of $17,525, or 4.4%. The decline in time deposits was attributed to lower levels of brokered deposits at December 31, 2014 compared with December 31, 2013. A portion of the Bank’s time deposits include certificates of deposit obtained from the national market. This source of funds is generally utilized to help support the Bank’s earning asset growth, while maintaining its strong on-balance-sheet liquidity position via secured borrowing lines of credit with the FHLB and the Federal Reserve Bank of Boston.

The following table summarizes the changes in the average balances of deposits during the periods indicated, including the weighted average interest rates paid for each category of deposits:

AVERAGE DEPOSIT BALANCES BY CATEGORY OF DEPOSIT

	2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 72,706	---	$ 70,978	---
NOW accounts	137,972	0.20%	124,382	0.19%
Savings and money market deposits	247,609	0.23%	241,670	0.24%
Time deposits	415,643	1.21%	400,044	1.45%
Total deposits	$873,930		$837,074

The following table summarizes the maturity distribution of time deposits of $100 or greater:

MATURITY SCHEDULE

TIME DEPOSITS $100 OR GREATER

DECEMBER 31, 2014

Three months or less	$21,048
Over three to six months	20,494
Over six to twelve months	18,567
Over twelve months	35,730
$95,839

Time deposits in denominations of $100 or greater totaled $95,839 at December 31, 2014, compared with $152,321 at December 31, 2013, representing a decrease of $56,482, or 37.1%.

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

Refer to Part II, Item 7, Contractual Obligations, and Notes 10 and 11, Short-term Borrowings and Long-term Debt, of the consolidated financial statements in this annual report on form 10-K for further information on borrowed funds.

Total Borrowings: At December 31, 2014, total borrowings amounted to $447,020, compared with $409,445 at December 31, 2013, representing an increase of $37,575, or 9.2%. The increase in borrowings was principally utilized to help fund the Bank’s earning asset growth.

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

Capital Resources

Consistent with its long-term goal of operating a sound and profitable organization, at December 31, 2014 the Company maintained its strong capital position and continued to be a “well-capitalized” financial institution according to applicable regulatory standards. Management believes this to be vital in promoting depositor and investor confidence and providing a solid foundation for future growth.

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

The Company’s Shelf Registration expired on November 3, 2012. The Company has not decided whether to file a new shelf registration statement and does not have any current plans to raise additional capital; however, the Company does recognize that financial flexibility is important and that a shelf registration filed with the SEC can be a prudent capital management tool should the need or opportunity to raise capital on attractive terms arise and, therefore, the Company may consider the filing of a new shelf registration with the SEC on terms similar to the Shelf Registration or other terms during 2015 or in other future years.

Capital Ratios: As of December 31, 2014 and 2013, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well-capitalized institution must maintain a minimum total risk-based capital to total risk-weighted assets ratio of at least 10.0%, a minimum Tier I capital to total risk-weighted assets ratio of at least 6.0%, and a minimum Tier I Leverage ratio of at least 5.0%. At December 31, 2014, the Company’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 17.24%, 15.60% and 9.30%, respectively.

The following table sets forth the Company's regulatory capital at December 31, 2014 and 2013, under the rules applicable at that date.

	As of December 31, 2014		As of December 31, 2013

	Amount	Ratio	Amount	Ratio

Total Capital to Risk Weighted Assets	$148,188	17.24%	$137,311	16.62%
Regulatory Requirement	68,766	8.00%	66,106	8.00%
Excess over "adequately capitalized"	$ 79,422	9.24%	$ 71,205	8.62%

Tier 1 Capital to Risk Weighted Assets	$134,099	15.60%	$123,730	14.97%
Regulatory Requirement	34,383	4.00%	33,053	4.00%
Excess over "adequately capitalized"	$ 99,716	11.60%	$ 90,677	10.97%

Tier 1 Capital to Average Assets	$134,099	9.30%	$123,730	9.01%
Regulatory Requirement	57,689	4.00%	54,954	4.00%
Excess over "adequately capitalized"	$ 76,410	5.30%	$ 68,776	5.01%

As more fully disclosed in Note 13 of the Consolidated Financial Statements in this Annual Report on Form 10-K, the Bank also maintained its standing as a well-capitalized institution as defined by applicable regulatory standards. At December 31, 2014, the Bank’s Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 17.24%, 15.60% and 9.30%, respectively.

Shareholders’ Equity: At December 31, 2014, total shareholders’ equity amounted to $146,287, compared with $121,379 at December 31, 2013, representing an increase of $24,908, or 20.5%. The increase in shareholder’s equity was largely attributed to a $14,631 increase in accumulated other comprehensive income. This increase was principally the result of a reduction in unrealized losses in the Bank’s securities portfolio, which changed from a tax effective unrealized loss of $7,567 at December 31, 2013 to a tax effected unrealized gain of $7,901 at December 31, 2014. The net unrealized losses at December 31, 2013 were attributed to a significant increase in interest rates and pricing spreads during 2013, which negatively impacted the fair value of the Bank’s fixed income securities portfolio. The unrealized gains at December 31, 2014 were attributed to significantly lower interest rates at December 31, 2014 compared with December 31, 2013, which positively impacted the value of the securities portfolio.

At December 31, 2014, the Company’s retained earnings stood at $113,149, compared with $103,907 at December 31, 2013, representing an increase of $9,242, or 8.9%.

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

As of December 31, 2014, the Company had repurchased 157,757 shares of stock under this plan, at a total cost of $2,945 and an average price of $18.67 per share. During 2014, the Company repurchased 327 shares under the plan.  The Company records repurchased shares as treasury stock.

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

The Company’s principal source of funds to pay cash dividends and support its commitments is derived from Bank operations. During 2014, the Company declared and distributed regular cash dividends on its common stock in the aggregate amount of $5,362 compared with $4,915 in 2013. The Company’s 2014 dividend payout ratio amounted to 36.7%, compared with 37.3% in 2013. The total regular cash dividends paid in 2014 amounted to $0.905 per common share of common stock, compared with $0.833 in 2013, representing an increase of $0.072 per share, or 8.6%.

In the first quarter of 2015, the Company declared a regular cash dividend of $0.245 per share of common stock, representing an increase of $0.0283 or 13.1%, compared with the first quarter of 2014. Based on the December 31, 2014 price of the Company’s common stock of $32.00 per share, the dividend yield amounted to 3.06%.

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

Borrowings are stated at their contractual maturity due dates and do not reflect call features, or principal amortization features, on certain borrowings. The following table summarizes the Company’s contractual obligations at December 31, 2014.

CONTRACTUAL OBLIGATIONS

		Payments Due By Period
Description	Total Amount of Obligations	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Borrowings from Federal Home Loan Bank	$422,300	$ 293,800	$63,500	$62,000	$ 3,000
Securities sold under agreements to repurchase	19,720	19,720	---	---	---
Junior subordinated debentures	5,000	---	---	---	5,000
Operating Leases	1,327	405	421	282	219
Total	$448,347	$313,925	$63,921	$62,282	$8,219

All FHLB advances are fixed-rate instruments. Advances are payable at their call dates or final maturity dates. At December 31, 2014, the Bank had $19,000 in callable advances.

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

The majority of the Company’s core operating systems and software applications are maintained “in-house” with traditional third party maintenance agreements of one year.

Off-Balance Sheet Arrangements

The Company is, from time to time, a party to certain off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that may be material to investors.

At December 31, 2014 and 2013, the Company’s off-balance sheet arrangements were limited to standby letters of credit.

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

At December 31, 2014, commitments under existing standby letters of credit totaled $325, compared with $378 at December 31, 2013. The fair value of the standby letters of credit was not significant as of the foregoing dates.

Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and certain financial derivative instruments; namely, interest rate cap agreements.

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

The following table summarizes the Bank’s commitments to extend credit as of December 31:

COMMITMENTS TO EXTEND CREDIT

	December 31, 2014	December 31, 2013

Commitments to originate loans	$ 21,147	$ 10,269
Unused lines of credit	92,817	98,486
Un-advanced portions of construction loans	23,434	12,203
Total	$137,398	$120,958

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

At December 31, 2014, the Bank had four outstanding, off balance sheet, derivative instruments. These derivative instruments were interest rate cap agreements, with notional principal amounts totaling $90,000. There were no outstanding derivative instruments at December 31, 2013. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The interest rate cap agreements were purchased by the Bank to limit its exposure to rising interest rates and were designated as cash flow hedges.

Further information covering the Bank’s derivative instruments is incorporated by reference to Part II, Item 8, Notes 1 and 12 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored. The Bank’s policy is to maintain a liquidity position of at least 4% of total assets. At December 31, 2014, liquidity, as measured by the basic surplus model, was 6.1% over the 30-day horizon and 5.0% over the 90-day horizon.

At December 31, 2014, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB approximating $139 million. The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower in Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston (the “FRB”). At December 31, 2014, the Bank’s available secured line of credit at the FRB stood at $157,486 or 10.8% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and has used this funding source to bolster its on balance sheet liquidity position.

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

Total Net Interest Income: For the year ended December 31, 2014, net interest income on a tax- equivalent basis amounted to $45,698 compared with $40,848 in 2013, representing an increase of $4,850, or 11.9%. As more fully discussed below, the increase in 2014 tax-equivalent net interest income compared with 2013 was principally attributed to average earning asset growth of $75,679 or 5.8%, combined with an eighteen basis point improvement in the net interest margin.

For the year ended December 31, 2013, net interest income on a tax-equivalent basis amounted to $40,848 compared with $38,599 in 2012, representing an increase of $2,249, or 5.8%. As more fully discussed below, the increase in 2013 tax-equivalent net interest income compared with 2012 was attributed to average earning asset growth of $99,321 or 8.3%, as the net interest margin remained declined eight basis points.

Factors contributing to the changes in net interest income and the net interest margin are further enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s daily average balance sheets and the components of net interest income, including a reconciliation of tax-equivalent adjustments, for the years ended December 31, 2014, 2013 and 2012:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

For The Year Ended December 31, 2014

	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 881,389	$37,982	4.31%
Securities (2,3)	470,192	17,331	3.69%
Federal Home Loan Bank stock	20,219	290	1.43%

Total Earning Assets	1,371,800	55,603	4.05%

Non-Interest Earning Assets:
Cash and due from banks	4,204
Allowance for loan losses	(8,753)
Other assets (2)	56,958
Total Assets	$1,424,209

Interest Bearing Liabilities:
Deposits	$ 801,224	$ 5,894	0.74%
Borrowings	406,744	4,011	0.99%
Total Interest Bearing Liabilities	1,207,968	9,905	0.82%
Rate Spread			3.23%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	72,706
Other liabilities	6,863
Total Liabilities	1,287,537
Shareholders' equity	136,672
Total Liabilities and Shareholders' Equity	$1,424,209
Net interest income and net interest margin (3)		45,698	3.33%
Less: Tax Equivalent adjustment		(1,885)
Net Interest Income		$43,813	3.19%

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

Recent data suggests the U.S. economy continues to slowly emerge from a deep recession, which was driven by sharp downturns in the nationwide housing and credit markets, followed by multi-decade high unemployment rates and diminished consumer confidence and spending. In 2008, the Board of Governors of the Federal Reserve System addressed the economic decline with changes in its monetary policy by reducing the Federal Funds rate from 4.25% to a range of 0% to 0.25%, where it stayed all the way through 2014. These actions have put considerable pressure on the Bank’s net interest margin.

During 2012, long-term interest rates again declined to historic levels with the 10-year U.S. Treasury closing as low as 1.39%. While the 2012 interest rate environment pressured a further decline in earning asset yields, the Bank was able to offset this decline by lowering the cost of its interest bearing deposits and borrowings, resulting in a stable net interest margin compared with 2011.

In 2013, long-term interest rates increased, with the ten-year U.S. Treasury surpassing 3.00% during the second half of the year. While this increase helped strengthen the net interest margin in the third and fourth quarters of 2013, the Bank’s full year 2013 net interest margin declined eight basis points compared with 2012, as the yield on earning assets declined more than the cost of interest bearing liabilities. In 2014, the higher long-term interest rate environment benefited the Bank’s earning asset yields, which remained unchanged compared with 2013. Similarly, the extended period of short-term interest rates during 2014 benefited the cost of interest bearing liabilities, which declined twenty basis points.

The foregoing trends are discussed in more detail below.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are enumerated in the following discussion and analysis.

          NET INTEREST MARGIN ANALYSIS

WEIGHTED AVERAGE RATES	2014				2013
Quarter:	4	3	2	1	4	3	2	1
Interest Earning Assets:
Loans (1,3)	4.19%	4.44%	4.26%	4.35%	4.33%	4.39%	4.55%	4.59%
Securities (2,3)	3.74%	3.50%	3.77%	3.75%	3.61%	3.33%	3.25%	3.45%
Federal Home Loan Bank stock	1.50%	1.32%	1.43%	1.49%	0.37%	0.39%	0.27%	0.49%
Fed Funds sold, money market funds, and time deposits with other banks
	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	4.00%	4.08%	4.05%	4.10%	4.03%	3.97%	4.06%	4.16%

Interest Bearing Liabilities:
Deposits	0.75%	0.73%	0.73%	0.73%	0.82%	0.82%	0.86%	0.96%
Borrowings	0.96%	0.89%	0.99%	1.12%	1.15%	1.27%	1.50%	1.46%
Total Interest Bearing Liabilities	0.82%	0.79%	0.82%	0.85%	0.93%	0.97%	1.06%	1.14%

Rate Spread	3.18%	3.29%	3.23%	3.25%	3.10%	3.00%	3.00%	3.02%

Net Interest Margin (3)	3.28%	3.38%	3.32%	3.34%	3.21%	3.12%	3.12%	3.15%

Net Interest Margin without Tax Equivalent Adjustments	3.15%	3.25%	3.18%	3.20%	3.07%	2.98%	2.99%	3.02%

 (1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, reported on a tax-equivalent basis calculated using a tax rate of 34%.

For the year ended December 31, 2014, the tax equivalent net interest margin amounted to 3.33%, compared with 3.15% in 2013, representing an increase of eighteen basis points. The increase in the net interest margin was attributed to a twenty basis point decline in the weighted average cost of interest bearing liabilities, as the weighted average yield on earning assets remained unchanged at 4.05%. While the weighted average yield on loans declined fifteen basis points to 4.31%, this decline was offset by a twenty-eight basis point increase in the weighted average yield on securities to 3.69%.

The 2014 decline in the cost of interest bearing liabilities was largely attributed to higher cost, maturing time deposits and borrowings being replaced at significantly lower interest rates. The decline in the 2014 weighted average loan yield was attributed to the replacement of cash flows from the loan portfolio as well as new loan originations during a period of historically low interest rates. The 2014 increase in the weighted average securities yield was principally attributed to increases in long-term interest rates and slowing mortgage refinance activity over this past fiscal year, causing a slowing of prepayment speeds and purchase premium amortization and higher book yields compared with 2013. Company management believes future prepayment speeds and purchase premium amortization will largely be dependent on policy decisions by the Federal Reserve and the pace of the economic recovery.

For the year ended December 31, 2013, the tax equivalent net interest margin amounted to 3.15%, compared with 3.23% in 2012, representing a decline of eight basis points. The weighted average yield on average earning assets amounted to 4.05% in 2013, compared with 4.38% in 2012, representing a decline of 33 basis points. The weighted average cost of interest bearing liabilities amounted to 1.02% in 2013, compared with 1.32% in 2012, representing a decline of 30 basis points. To summarize, comparing 2013 with 2012, the decline in the Bank’s weighted average yield on its earning asset portfolios exceeded the decline in its weighted average cost of interest bearing liabilities by three basis points. This resulted in an eight basis point decline in the Bank’s 2013 net interest margin and a three basis point decline in the Bank’s rate spread, principally reflecting the volume of lower yielding earning assets added to the balance sheet during the year.

The 2013 decline in earning asset yields was principally attributed to the replacement of accelerated cash flows from the securities and loan portfolios, as well as the origination of new loans and the purchase of securities, during a period of historically low interest rates. The 2013 decline in the cost of interest bearing liabilities was largely attributed to higher cost, maturing time deposits and borrowings being replaced at significantly lower interest rates. While the Bank was able to continue lowering the rates on many of its core deposit products during 2012 while remaining competitive in the markets served by the Bank, such opportunities subsided during 2013.

Interest and Dividend Income: For the year ended December 31, 2014, total interest and dividend income on a tax-equivalent basis amounted to $55,603, compared with $52,511 in 2013, representing an increase of $3,092, or 5.9%. The increase in interest and dividend income was attributed to average earning growth of $75,679 or 5.8%, as the weighted average earning asset yield remained unchanged at 4.05%.

For the year ended December 31, 2014, tax-equivalent interest income from the securities portfolio amounted to $17,331, compared with $14,982 in 2013, representing an increase of $2,349 or 15.7%. This increase was principally attributed to the previously discussed twenty-eight basis point increase in the weighted average securities yield to 3.69%, combined with a $31,299 or 7.1% increase in total average securities.

For the year ended December 31, 2014, tax-equivalent interest income from the loan portfolio amounted to $37,982, compared with $37,460 in 2013, representing an increase of $522, or 1.4%. This increase was attributed to average loan portfolio growth of $42,379 or 5.1%, as the previously discussed weighted average loan yield declined fifteen basis points to 4.31%.

As depicted on the rate/volume analysis table below, comparing 2014 with 2013, the impact of the increased volume of total average earning assets contributed $2,967, or 96.0%, to the increase in total tax-equivalent interest income.

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

For the year ended December 31, 2013, tax-equivalent interest income from the loan portfolio amounted to $37,460, compared with $36,802 in 2012, representing an increase of $658, or 1.8%. This increase was principally attributed to average loan portfolio growth of $59,210 or 7.6%, as the weighted average loan yield declined 26 basis points to 4.46%. The decline in yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as an elevated level of residential mortgage loan refinancing activity during a period of historically low interest rates.

As depicted on the rate/volume analysis table below, comparing 2013 with 2012, the impact of the increased volume of total average earning assets contributed $4,332 to the increase in total tax-equivalent interest income, but this increase was almost entirely offset by a $4,287 decline attributed to the lower weighted average earning asset yield.

Interest Expense: For the year ended December 31, 2014, total interest expense amounted to $9,905, compared with $11,663 in 2013, representing a decline of $1,758, or 15.1%. This decline was principally attributed to a twenty basis point decline in the weighted average interest rate paid on interest bearing liabilities to 0.82%, offset in part by a $65,567 or 5.7% increase in average interest bearing liabilities.

The 2014 decline in the average cost of interest bearing liabilities was principally attributed to prevailing, historically low short-term and long-term market interest rates, with maturing time deposits and borrowings being added or replaced at a lower cost and other interest bearing deposits re-pricing into the lower interest rate environment. The weighted average cost of interest bearing deposits declined twelve basis points in 2014 to 0.74%, while the weighted average cost of borrowings declined thirty-five basis points to 0.99%, principally reflecting the maturity of higher cost, long-term borrowings that were replaced in a historically low interest rate environment.

As depicted on the rate/volume analysis table below, the impact of the lower weighted average rate paid on interest bearing liabilities contributed $2,470 to the 2014 decline in interest expense, offset in part by $712 attributed to the increased volume of interest bearing liabilities.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$1,890	$(1,368)	$ 522
Securities (2,3)	1,069	1,280	2,349
Federal Home Loan Bank stock	8	213	221
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---
TOTAL EARNING ASSETS	$2,967	$ 125	$ 3,092

Interest bearing deposits	303	(1,025)	(722)
Borrowings	409	(1,445)	(1,036)
TOTAL INTEREST BEARING LIABILITIES	$ 712	$(2,470)	$(1,758)

NET CHANGE IN NET INTEREST INCOME	$2,255	$ 2,595	$ 4,850

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013 VERSUS 2012

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$2,789	$(2,131)	$ 658
Securities (2,3)	1,539	(2,135)	(596)
Federal Home Loan Bank stock	4	(21)	(17)
Fed funds sold, money market funds, and time deposits with other banks	---	---	---
TOTAL EARNING ASSETS	$4,332	$(4,287)	$ 45

Interest bearing deposits	758	(1,849)	(1,091)
Borrowings	374	(1,487)	(1,113)
TOTAL INTEREST BEARING LIABILITIES	$1,132	$(3,336)	$(2,204)

NET CHANGE IN NET INTEREST INCOME	$3,200	$ (951)	$ 2,249

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

For the year ended December 31, 2014, the Bank recorded a provision for loan losses of $1,833, compared with $1,418 in 2013, representing an increase of $415, or 29.3%. The increase in the provision largely reflected elevated levels of loan loss experience and, to a lesser extent, increases in non-performing and other potential problem loans.

For the year ended December 31, 2013, the Bank recorded a provision for loan losses of $1,418, compared with $1,652 in 2012, representing a decline of $234, or 14.2%. The decline in the provision largely reflected stable credit quality metrics, improved loan loss experience and lower levels of non-performing loans.

Refer to Part II, Item 7, Non-performing Loans, Potential Problem Loans and the Allowance for Loan Losses, in this Annual Report on Form 10-K for further discussion and analysis related to the provision for loan losses.

Non-interest Income

In addition to net interest income, non-interest income is a significant source of revenue for the Company and an important factor in its results of operations. In 2014, non-interest income represented 15.0% of total net interest income and non-interest income, compared with 16.2% and 17.3% in 2013 and 2012, respectively.

For the year ended December 31, 2014, total non-interest income amounted to $7,758, compared with $7,566 in 2013, representing an increase of $192, or 2.5%.

For the year ended December 31, 2013, total non-interest income amounted to $7,566, compared with $7,709 in 2012, representing a decline of $143, or 1.9%.

Factors contributing to the 2014 and 2013 changes in non-interest income are enumerated in the following discussion and analysis:

Trust and Financial Services Income: Income from trust and financial services represented 51.3% of the Company’s total non-interest income in 2014, compared with 48.0% and 42.5% in 2013 and 2012, respectively. Income from trust and financial services is principally derived from fee income based on a percentage of the fair market value of client assets under management and held in custody and, to a lesser extent, revenue from brokerage services conducted through Bar Harbor Financial Services, an independent third-party broker.

For the year ended December 31, 2014, income from trust and other financial services amounted to $3,976, compared with $3,634, and $3,278 in 2013 and 2012, representing increases of $342 and $356, or 9.4% and 10.9%, respectively. These increases were attributed to higher levels of revenue from retail brokerage activities, as well as increases in the fair value of assets under management.

At December 31, 2014, total assets under management stood at $394,949, compared with $387,633 and $355,461 at December 31, 2013 and 2012, representing increases of $7,316 and $32,172, or 1.9% and 9.1%, respectively.

Service Charges on Deposit Accounts: This income is principally derived from overdraft fees, monthly deposit account maintenance and activity fees, automated teller machine (“ATM”) fees and a variety of other deposit account related fees. Income from service charges on deposit accounts represented 14.8% of total 2014 non-interest income, compared with 16.5% and 15.5% in 2013 and 2012, respectively.

For the year ended December 31, 2014, income generated from service charges on deposit accounts amounted to $1,151, compared with $1,248 in 2013, representing a decline of $97, or 7.8%. The Bank has not been aggressive in selling its fee based overdraft products as a cautionary measure in light of continued regulatory pressure on the banking industry including the Consumer Financial Protection Bureau, which was established by the Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”).

For the year ended December 31, 2013, income generated from service charges on deposit accounts amounted to $1,248, compared with $1,196 in 2012, representing an increase of $52, or 4.3%. This increase was principally attributed to customer overdraft charge increases instituted in the third quarter of 2012, as the level of customer overdraft activity was essentially unchanged compared with 2012.

Credit and Debit Card Service Charges and Fees: This income is principally derived from the Bank’s Visa debit card product, merchant credit card processing fees and fees associated with Visa credit cards. Income from credit and debit card service charges and fees represented 20.4% of total 2014 non-interest income, compared with 20.8% and 19.0% in 2013 and 2012, respectively.

For the year ended December 31, 2014, credit and debit card service charges and fees amounted to $1,584, compared with $1,572 in 2013, representing an increase of $12, or 0.8%. Included in prior periods credit and debit card income, were annual payments of $192 received from the Bank’s merchant payment processing provider pursuant to a 2008 Referral and Sales Agreement, at which time the Bank sold its merchant credit card processing portfolio. This agreement expired in the fourth quarter of 2013.

For the year ended December 31, 2013, credit and debit card service charges and fees amounted to $1,572, compared with $1,462 in 2012, representing an increase of $110, or 7.5%. This increase was principally attributed to continued growth of the Bank’s retail deposit base, higher levels of merchant credit card processing volumes, and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the year ended December 31, 2014, total net securities gains amounted to $403, compared with $676 in 2013, representing a decline of $273, or 40.4%. The net realized securities gains recorded during 2014 were comprised of realized gains of $809, offset by realized losses of $406. The realized losses on the sale of securities reflected the Bank’s efforts to lower the duration of the securities portfolio and its overall interest rate risk profile.

For the year ended December 31, 2013, total net securities gains amounted to $676, compared with $1,938 in 2012, representing a decline of $1,262, or 65.1%. The net realized securities gains recorded during 2013 were comprised of realized gains of $684, offset by realized losses of $8.

Further information regarding securities gains and losses and OTTI losses is incorporated by reference to Part II, Item 8, Notes 1 and 4 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Net OTTI Losses Recognized in Earnings: For the year ended December 31, 2014 there were no OTTI losses recognized in earnings compared with $249 and $853 in 2013 and 2012, respectively. During 2013 and 2012 the Company determined that certain available-for-sale, private-label mortgage-backed securities were other-than-temporarily impaired, because the Company could no longer conclude that it was probable it would recover all of the principal and interest on these securities. The decline in 2013 credit losses principally reflected stabilizing loss severity and constant default rates of the underlying residential mortgage loan collateral, resulting from stabilizing real estate values, foreclosure and collateral liquidation timelines, and general economic conditions.

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

Further information regarding impaired securities, other-than-temporarily impaired securities and evaluation of securities for impairment is incorporated by reference to Part II, Item 8, Notes 1 and 4 of the Consolidated Financial Statements in this Annual Report on Form 10-K.

Other Operating Income: Other operating income principally includes income from bank-owned life insurance, representing increases in the cash surrender value of life insurance policies on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Other operating income also includes a variety of miscellaneous service charges and fees. Other operating income represented 8.3% of total 2014 non-interest income, compared with 9.1% and 8.9% in 2013 and 2012, respectively.

For the year ended December 31, 2014, total other operating income amounted to $644, compared with $685 and $688 in 2013 and 2012, representing declines of $41 and $3, or 6.0% and 0.4%, respectively.

Non-interest Expense

For the year ended December 31, 2014, total non interest expense amounted to $29,211, compared with $26,860 and $25,618 in 2013 and 2012, representing increases of $2,351 and $1,242, or 8.8% and 4.8%, respectively.

Factors contributing to the changes in non-interest expense are enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the year ended December 31, 2014, total salaries and employee benefits expense amounted to $16,836, compared with $15,227 in 2013, representing an increase of $1,609, or 10.6%. The increase in salaries and employee benefits was attributed to a variety of factors including normal increases in base salaries, higher levels of employee incentive compensation, higher levels of employee health insurance as well as increases in staffing levels and strategic changes in staffing mix. The increases in salaries and employee benefits were also attributed to lower levels of deferred loan origination costs, which for 2014 were down $166, compared with 2013.

For the year ended December 31, 2013, total salaries and employee benefit expenses amounted to $15,227, compared with $14,027 in 2012, representing an increase of $1,200, or 8.6%. This increase was attributed to a variety of factors including normal increases in base salaries, higher levels of employee incentive compensation, higher levels of employee health insurance, as well as strategic changes in staffing levels and mix. The increase in salaries and benefits also reflected the Bank’s acquisition of three branch offices in the third quarter of 2012.

Occupancy Expense: For the year ended December 31, 2014, total occupancy expense amounted to $2,143, compared with $1,968 in 2013, representing an increase of $175, or 8.9%. This increase was largely attributed to higher levels of building improvement expenses, as well as higher levels of utilities expense and grounds maintenance, including snow removal early in 2014.

For the year ended December 31, 2013, total occupancy expense amounted to $1,968, compared with $1,682 in 2012, representing an increase of $286, or 17.0%. This increase was largely attributed to the acquisition of three branch offices in the third quarter of 2012, two of which are leased properties. The increase in occupancy expense was also attributed to the Bank’s substantial reconfiguration of its Ellsworth campus, including the replacement of its retail banking office, which was put in service in the third quarter of 2012.

Furniture and Equipment Expense: For the year ended December 31, 2014, total furniture and equipment expense amounted to $2,166, compared with $2,005 and $1,778 in 2013 and 2012, representing increases of $161 and $227, or 8.0% and 12.8%, respectively. The 2014 and 2013 increases in furniture and equipment expense were largely attributed to a variety of technology upgrades and new technology systems and applications. These increases were also attributed to the acquisition of three branch offices from Border Trust in the third quarter of 2012, as well as the replacement of the Bank’s Ellsworth retail banking office.

Debit Card Expenses: These expenses relate to the Bank’s Visa debit card processing activities. For the year ended December 31, 2014, total debit card expense amounted to $429, compared with $384 and $367 in 2013 and 2012, representing increases of $45 and $17, or 11.7% and 4.6%, respectively. These increases were principally attributed to higher transaction volumes and were more than offset with higher revenues from debit card activity.

FDIC Insurance Assessments: For the year ended December 31, 2014, FDIC assessments amounted to $699, compared with $696 in 2013, representing an increase of $3, or 0.4%.

For the year ended December 31, 2013, FDIC assessments amounted to $696, compared with $853 in 2012, representing a decline of $157, or 18.4%. This decline was largely attributed to a new assessment formula, whereby deposit insurance premiums are principally based on asset size and risk profiles rather than insurable deposits.

Other Operating Expense: For the year ended December 31, 2014, total other operating expenses amounted to $6,938, compared with $6,580 in 2013, representing an increase of $358, or 5.4%. . These increases were principally attributed to higher levels of loan collection and other real estate owned expenses.

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

Income Taxes

For the year ended December 31, 2014, total income taxes amounted to $5,914, compared with $5,191 and $4,944, in 2013 and 2012, representing increases of $723 and $247, or 13.9% and 5.0%, respectively.

The Company’s 2013 effective income tax rate amounted to 28.8%, compared with 28.3% and 28.4% in 2013 and 2012, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax-exempt income from certain investment securities, loans and bank owned life insurance.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”). The scope of the guidance applies to revenue arising from contracts with customers, except for the following: lease contracts, insurance contracts, contractual rights and obligations within the scope of other guidance and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration that the entity receives or expects to receive. ASU 2014-09 is not expected to impact the timing or approach to revenue recognition for financial institutions. The likely impact for financial institutions will relate only to disclosures. The amendments are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” This update affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development (HUD), and the U.S. Department of Veterans Affairs (VA). The update requires that, upon foreclosure, a guaranteed mortgage loan be derecognized and a separate other receivable be recognized when specific criteria are met. ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this guidance did not have a significant impact on the Company's financial statements.

ASU 2014-11, “Transfer and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” In June 2014, the FASB issued ASU 2014-11,“Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements by accounting for these transactions as secured borrowings. This update also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return of the transferred financial assets throughout the term of the transaction. ASU 2014-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this guidance did not have a significant impact on the Company's financial statements.

ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), In January 2014, the FASB issued ASU 2014-04, which clarifies when an in-substance repossession or foreclosure has occurred and the creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan either when legal title to the residential real estate property is obtained upon completion of a foreclosure or when the borrower has conveyed all interest in the residential real property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar arrangement. The ASU also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of these provisions did not have a significant impact on the Company’s financial statements.

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

The responsibility for interest rate risk management oversight resides with the Bank’s Senior Executive Team (“SET”). The SET meets regularly to review balance sheet structure, formulate strategies in light of current and expected economic conditions, adjust product prices as necessary, implement policy, monitor liquidity, and review performance against guidelines established to control exposure to the various types of inherent risk.

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

The Bank's interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Interest rate risk is evaluated in depth on a quarterly basis and reviewed by the Bank’s SET and the Company’s Board of Directors.

The Bank's Asset Liability Management Policy, approved annually by the Bank’s Board of Directors, establishes interest rate risk limits in terms of variability of net interest income under rising, flat, and decreasing rate scenarios. It is the role of the SET to evaluate the overall risk profile and to determine actions to maintain and achieve a posture consistent with policy guidelines.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of December 31, 2014, over one and two-year horizons and under different interest rate scenarios. In light of the prevailing Federal Funds rate of 0.00% to 0.25%, and the two-year U.S. Treasury note of 0.67% at December 31, 2014, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

DECEMBER 31, 2014

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (239)	$ (903)
Net interest income (%)	-0.55%	-2.08%
Year 2
Net interest income ($)	$(2,143)	$(1,264)
Net interest income (%)	-4.94%	-2.92%

As more fully discussed below, the December 31, 2014, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one and two-year horizons (i.e., moderately exposed to rising interest rates).

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

Interest rates plummeted during 2008 and have remained historically low ever since, as the global economy slowed at unprecedented levels, unemployment levels soared, delinquencies on all types of loans increased along with decreased consumer confidence and dramatic declines in housing prices. Management believes the most significant ongoing factor affecting market risk exposure and the impact on net interest income continues to be the slow and extended recovery from the severe nationwide recession and the U.S. Government’s extraordinary responses, including a variety of government stimulus programs and quantitative easing strategies. Recent actions by the Federal Reserve have posed a further threat to net interest income, given its apparent determination to maintain short-term interest rates at historically low levels for an extended period of time. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios.

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

The Bank engages an independent consultant to periodically review its interest rate risk position and the reasonableness of assumptions used, with periodic reports provided to the Bank’s Board of Directors. At December 31, 2014, there were no significant differences between the views of the independent consultant and management regarding the Bank’s interest rate risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bar Harbor Bankshares:

We have audited the accompanying consolidated balance sheets of Bar Harbor Bankshares and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bar Harbor Bankshares and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bar Harbor Bankshares and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 16, 2015

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$ 9,800	$ 9,200
Securities available for sale, at fair value (amortized cost of $458,370 and $461,635, respectively)	470,525	450,170
Federal Home Loan Bank stock	21,354	18,370
Loans	919,024	852,857
Allowance for loan losses	(8,969)	(8,475)
Loans, net of allowance for loan losses	910,055	844,382
Premises and equipment, net	20,518	20,145
Goodwill	4,935	4,935
Bank owned life insurance	8,141	7,879
Other assets	13,992	18,812
TOTAL ASSETS	$1,459,320	$1,373,893

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 78,802	$ 72,259
NOW accounts	153,499	135,246
Savings and money market deposits	247,685	232,558
Time deposits	378,063	395,588
Total deposits	858,049	835,651
Short-term borrowings	313,520	312,945
Long-term advances from Federal Home Loan Bank	128,500	91,500
Junior subordinated debentures	5,000	5,000
Other liabilities	7,964	7,418
TOTAL LIABILITIES	1,313,033	1,252,514

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 6,788,407 shares at December 31, 2014 and December 31, 2013
	13,577	13,577
Surplus	20,905	20,559
Retained earnings	113,149	103,907
Accumulated other comprehensive (loss) income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($251) and ($192), at December 31, 2014 and December 31, 2013, respectively
	(488)	(373)
Net unrealized appreciation (depreciation) on securities available for sale, net of tax
of $3,997 and ($4,150), at December 31, 2014 and December 31, 2013, respectively	7,423	(8,055)
Portion of OTTI attributable to non-credit gains, net of tax of $257 and $252, at December 31, 2014 and December 31, 2013, respectively
	478	488
Net unrealized depreciation on derivative instruments, net of tax of $389 and $0, at December 31, 2014 and December 31, 2013, respectively
	(722)	---
Total accumulated other comprehensive income (loss)	6,691	(7,940)
Less: cost of 842,082 and 879,840 shares of treasury stock at December 31, 2014 and
December 31, 2013, respectively	(8,035)	(8,724)

TOTAL SHAREHOLDERS' EQUITY	146,287	121,379

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,459,320	$1,373,893

The accompanying notes are an integral part of these consolidated financial statements

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands, except share and per share data)

	2014	2013	2012
Interest and dividend income:
Interest and fees on loans	$37,739	$37,223	$36,579
Interest on securities	15,689	13,457	14,173
Dividend on FHLB stock	290	69	86
Total interest and dividend income	53,718	50,749	50,838

Interest expense:
Deposits	5,894	6,616	7,707
Short-term borrowings	667	487	436
Long-term debt	3,344	4,560	5,724
Total interest expense	9,905	11,663	13,867

Net interest income	43,813	39,086	36,971
Provision for loan losses	1,833	1,418	1,652
Net interest income after provision for loan losses	41,980	37,668	35,319

Non-interest income:
Trust and other financial services	3,976	3,634	3,278
Service charges on deposit accounts	1,151	1,248	1,196
Debit card service charges and fees	1,584	1,572	1,462
Net securities gains	403	676	1,938
Total other-than-temporary impairment ("OTTI") losses	---	(359)	(1,170)
Non-credit portion of OTTI losses (before taxes) (1)	---	110	317
Net OTTI losses recognized in earnings	---	(249)	(853)
Other operating income	644	685	688
Total non-interest income	7,758	7,566	7,709

Non-interest expense:
Salaries and employee benefits	16,836	15,227	14,027
Occupancy expense	2,143	1,968	1,682
Furniture and equipment expense	2,166	2,005	1,778
Credit and debit card expenses	429	384	367
FDIC insurance assessments	699	696	853
Other operating expense	6,938	6,580	6,911
Total non-interest expense	29,211	26,860	25,618

Income before income taxes	20,527	18,374	17,410
Income taxes	5,914	5,191	4,944

Net income	$14,613	$13,183	$12,466

Computation of Earnings Per Share:
Weighted average number of capital stock shares outstanding
Basic	5,926,387	5,898,077	5,851,677
Effect of dilutive employee stock options	49,877	30,363	27,977
Diluted	5,976,264	5,928,440	5,879,654

Per Common Share Data:
Basic earnings per share	$ 2.47	$ 2.24	$ 2.13
Diluted earnings per share	$ 2.45	$ 2.22	$ 2.12

(1)  Included in other comprehensive income, net of taxes

 The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands)

	Years Ended
	December 31,
	2014	2013	2012
Net income	$14,613	$ 13,183	$12,466
Other comprehensive income:
Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $8,291 and ($7,926) and $915, respectively	15,730	(15,383)	1,773
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of $138, ($230) and ($658), respectively	(262)	(446)	(1,279)
Add other-than-temporary impairment adjustment, net of tax of $0, $122 and $398, respectively	---	237	772
Less non-credit portion of other-than-temporary impairment losses, net of tax of $0, ($37) and ($108), respectively	---	(73)	(209)
Net unrealized depreciation on interest rate derivatives, net of tax of $389, $0 and $0, respectively	(722)	---	---
Net amortization of prior service cost and actuarial (gain) loss for supplemental executive retirement plan, net of related tax of $0, ($36) and ($47), respectively	---	(69)	(92)
Actuarial (loss) gain on supplemental executive retirement plan, net of related tax of ($59), $51 and ($151), respectively	(115)	97	(292)
Total other comprehensive income (loss)	14,631	(15,637)	673
Total comprehensive income (loss)	$29,244	$ (2,454)	$13,139

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands, except share and per share data)

				Accumulated Other		Total
	Capital		Retained	Comprehensive	Treasury	Shareholders'
	Stock	Surplus	Earnings	income (loss)	Stock	Equity
Balance December 31, 2011	$9,051	$24,696	$ 88,014	$ 7,024	$(10,535)	$118,250
Net income	---	---	12,466	---	---	12,466
Total other comprehensive	---	---	---	673	---	673
Dividend declared:
Common stock ($0.780 per share)	---	---	(4,565)	---	---	(4,565)
Purchase of treasury stock (8,074 shares)	---	---	---	---	(181)	(181)
Stock options exercised (67,731 shares), including related tax effects	---	35	(228)	---	1,380	1,187
Recognition of stock based compensation expense	---	216	---	---	---	216
Restricted stock grants (2,070 shares)	---	(41)	---	---	41	---
Balance December 31, 2012	$9,051	$24,906	$ 95,687	$ 7,697	$ (9,295)	$128,046

Balance December 31, 2012	$9,051	$24,906	$ 95,687	$ 7,697	$ (9,295)	$128,046
Net income	---	---	13,183	---	---	13,183
Total other comprehensive loss	---	---	---	(15,637)	---	(15,637)
Dividend declared:
Common stock ($0.833 per share)	---	---	(4,915)	---	---	(4,915)
Purchase of treasury stock (1,050 shares)	---	---	---	---	(24)	(24)
Stock options exercised (24,541 shares), including related tax effects	---	19	(49)	---	491	461
Recognition of stock based compensation expense	---	264	1	---	---	265
Restricted stock grants (5,055 shares)	---	(104)	---	---	104	---
Balance December 31, 2013	$9,051	$25,085	$103,907	$ (7,940)	$ (8,724)	$121,379

Balance December 31, 2013	$9,051	25,085	103,907	$ (7,940)	$ (8,724)	$121,379
Net income	---	---	14,613	---	---	14,613
Total other comprehensive income	---	---	---	14,631	---	14,631
Dividend declared:
Common stock ($0.905 per share)	---	---	(5,362)	---	---	(5,362)
Purchase of treasury stock (327 shares)	---	---	---	---	(8)	(8)
Stock options exercised (31,760 shares), including related tax effects	---	43	(9)	---	582	616
Three-for-two stock split	4,526	(4,526)	---	---	---	---
Recognition of stock based compensation expense	---	418	---	---	---	418
Restricted stock grants (6,323 shares)	---	(115)	---	---	115	---
Balance December 31, 2014	$13,577	$20,905	$113,149	$ 6,691	$ (8,035)	$146,287

The accompanying notes are an integral part of these consolidated financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$ 14,613	$ 13,183	$ 12,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,629	1,504	1,292
Amortization of core deposit intangible	92	92	36
Provision for loan losses	1,833	1,418	1,652
Net securities gains	(403)	(676)	(1,938)
Other-than-temporary impairment	---	249	853
Net amortization of bond premiums and discounts	2,776	5,076	4,133
Deferred tax benefit	240	(111)	(83)
Recognition of stock based expense	418	265	216
Gains on sale of other real estate owned	---	(53)	(37)
Net change in other assets	(6,213)	752	711
Net change in other liabilities	546	(139)	1,790
Net cash provided by operating activities	15,531	21,560	21,091

Cash flows from investing activities:
Net cash received in acquisition	---	---	1,197
Purchases of securities available for sale	(110,239)	(172,131)	(167,358)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	73,854	94,382	93,984
Proceeds from sales of securities available for sale	37,278	17,234	39,304
Net increase in Federal Home Loan Bank stock	(2,984)	(181)	(1,351)
Net loans made to customers	(67,186)	(38,632)	(55,083)
Proceeds from sale of other real estate owned	1,129	1,084	831
Capital expenditures	(2,002)	(2,394)	(3,894)
Net cash used in investing activities	(70,150)	(100,638)	(92,370)

Cash flows from financing activities:
Net increase in deposits	22,398	39,886	33,602
Net decrease in securities sold under repurchase agreements and fed funds purchased	(535)	(381)	(3,992)
Proceeds from Federal Home Loan Bank advances	92,100	82,900	90,796
Repayments of Federal Home Loan Bank advances	(53,990)	(44,641)	(39,296)
Purchases of Treasury Stock	(8)	(24)	(181)
Proceeds from stock option exercises, including excess tax benefits	616	461	1,187
Payments of dividends	(5,362)	(4,915)	(4,565)
Net cash provided by financing activities	55,219	73,286	77,551

Net increase (decrease) in cash and cash equivalents	600	(5,792)	6,272
Cash and cash equivalents at beginning of period	9,200	14,992	8,720
Cash and cash equivalents at end of period	$ 9,800	$ 9,200	$ 14,992

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 9,920	$ 11,833	$ 14,011
Income taxes	6,237	4,514	4,323

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ 320	$ 261	$ 1,058

Acquisitions:
Fair value of noncash assets acquired	$ ---	$ ---	$ 41,576
Fair value of liabilities assumed	$ ---	$ ---	(42,773)

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

Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2014 through report issuance, for potential recognition or disclosure as required by GAAP.

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

Investment Securities: All securities held at December 31, 2014 and 2013 were classified as available-for-sale (“AFS”).  Available-for-sale securities consist of mortgage-backed securities and municipal debt securities, and are carried at estimated fair value. Changes in estimated fair value of AFS securities, net of applicable income taxes, are reported in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Bank does not have a securities trading portfolio or securities held-to-maturity.

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

The Company periodically evaluates its investment in FHLB stock for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. Based on the capital adequacy, liquidity position and sustained profitability of the FHLB, management believes there is no impairment related to the carrying amount of the Bank’s FHLB stock as of December 31, 2014.

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

Refer to Note 5 of these consolidated financial statements, Loans and Allowance for Loan Losses, for further information on the allowance for loan losses, including the Company’s loan loss estimation methodology.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes its annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2014, there was no indication of impairment that led the Company to believe it needed to perform a two-step test.

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

Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received in excess of the cash value, are recorded in other non-interest income, and are not subject to income taxes. The cash surrender value is included in other assets on the Company’s consolidated balance sheet. The Company reviews the financial strength of the insurance carrier prior to the purchase of BOLI and quarterly thereafter.

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

Stock Based Compensation: The Company has stock option plans, which are described more fully in Note 14.  The Company expenses the grant date fair value of options granted.  The expense is recognized over the vesting periods of the grants.

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

The Company performs an analysis of its tax positions and has not identified any uncertain tax positions for which tax benefits should not be recognized as of December 31, 2014. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

The Company’s income tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 through 2014.

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

Note 3: Three-for-two Common Stock Split

On April 22, 2014, the Company’s Board of Directors declared a three-for-two split of its common stock, effectuated as a large stock dividend, which was paid on May 19, 2014 (the “payment date”) to all stockholders of record at the close of business on May 5, 2014. As of April 22, 2014, the Company had approximately 3,944,290 shares of common stock outstanding. After the stock split effectuated as a large stock dividend, the number of shares of Company common stock outstanding increased to approximately 5,916,435.  All previously reported share and per share data included in public filings subsequent to the payment date has been adjusted to reflect the retroactive effect of this three-for-two stock split effectuated as a large stock dividend.

Note 4: Securities Available For Sale

A summary of the amortized cost and market values of securities available for sale follows:

December 31, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$282,217	$ 7,530	$ 1,537	$288,210
US Government agency	82,249	1,626	529	83,346
Private label	3,723	815	14	4,524
Obligations of states and political subdivisions thereof	90,181	4,516	252	94,445
Total	$458,370	$14,487	$ 2,332	$470,525

December 31, 2013 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$277,838	$ 4,386	$ 8,592	$273,632
US Government agency	83,153	833	2,457	81,529
Private label	5,423	825	78	6,170
Obligations of states and political subdivisions thereof	95,221	1,121	7,503	88,839
Total	$461,635	$ 7,165	$18,630	$450,170

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired.

For the year ended December 31, 2014, the Company did not record any OTTI losses, compared with $359 and $1,170 (before taxes) in 2013 and 2012, respectively.

The 2013 OTTI losses, related to three, available for sale, 1-4 family, private-label MBS, all of which the Company had previously determined was other-than-temporarily impaired. Of the $359 in total OTTI losses, $249 (before taxes) represented estimated credit losses on the collateral underlying the securities, while $110 (before taxes) represented unrealized losses for the same securities resulting from factors other than credit. The $249 in estimated credit losses were recorded in earnings (before taxes) with the $110 non-credit portion of the unrealized losses recorded within accumulated other comprehensive income (net of taxes). The additional credit losses principally reflected an increase in the future loss severity and constant default rate estimates resulting from still-recovering real estate markets, extended foreclosure and collateral liquidation timelines, and still-depressed economic conditions that affected the expected performance of the mortgage loans underlying these securities.

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

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of December 31, 2014 it will recover the amortized cost basis of its private-label mortgage-backed securities and has therefore concluded that such securities were not other-than-temporarily impaired as of that date. Nevertheless, given future market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that could impact the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period as well as changes in estimated credit losses recognized in pre-tax earnings for the three years ended December 31, 2014.

	2014	2013	2012

Estimated credit losses as of prior year-end,	$3,923	$4,365	$4,697
Additions for credit losses for securities on which OTTI has been previously recognized	---	249	171
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---	682
Reductions for securities paid off during the period	510	691	1,185
Estimated credit losses as of December 31,	$3,413	$3,923	$4,365

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

As of December 31, 2014, the Company held twelve private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $1,665 for which OTTI losses have previously been recognized in pre-tax earnings dating back to the fourth quarter of 2008.  For eleven of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, which contributed $478 to the net unrealized gain of $482, net of tax, as included in accumulated OCI as of December 31, 2014, compared with a net unrealized gains of $488, net of tax, at December 31, 2013.

As of December 31, 2014, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that the declines in the values of those securities were temporary and that any additional other-than-temporary impairment charges were not appropriate at December 31, 2014.  As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not that it would be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following tables summarize the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2014 and 2013. All securities referenced are debt securities. At December 31, 2014 and 2013, the Company did not hold any common stock or other equity securities in its securities portfolio.

	Less than 12 months			12 months or longer			Total
December 31, 2014	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$ 45,899	53	$ 1,168	$35,511	45	$ 369	$ 81,410	98	$ 1,537
US Government agency	19,404	24	483	3,657	21	46	23,061	45	529
Private label	336	4	7	145	4	7	481	8	14
Obligations of states and political subdivisions thereof	12,549	28	240	2,724	5	12	15,273	33	252
Total	$ 78,188	109	$ 1,898	$42,037	75	$ 434	$120,225	184	$ 2,332

	Less than 12 months			12 months or longer			Total
December 31, 2013	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$111,169	140	$ 4,801	$40,563	40	$3,791	$151,732	180	$ 8,592
US Government agency	36,356	47	1,982	9,156	12	475	45,512	59	2,457
Private label	826	12	61	449	7	17	1,275	19	78
Obligations of states and political subdivisions thereof	61,174	135	5,601	8,464	30	1,902	69,638	165	7,503
Total	$209,525	334	$12,445	$58,632	89	$6,185	$268,157	423	$18,630

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of December 31, 2014, the total unrealized losses on these securities amounted to $1,537, compared with unrealized losses of $8,592 at December 31, 2013.  The decline in unrealized losses was attributed to a lower interest rate environment at December 31, 2014 compared with December 31, 2013. All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at December 31, 2014 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

•

Mortgage-backed securities issued by U.S. Government agencies: As of December 31, 2014, the total unrealized losses on these securities amounted to $529, compared with unrealized losses of $2,457 at December 31, 2013. The decline in unrealized losses was attributed to a lower interest rate environment at December 31, 2014 compared with December 31, 2013.  All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at December 31, 2014 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

•

Private-label mortgage-backed securities: As of December 31, 2014, the total unrealized losses on the Bank’s private-label mortgage-backed securities amounted to $14, compared with unrealized losses of $78 at December 31 2013. The Company attributes the unrealized losses at December 31, 2014 to the current illiquid market for non-agency mortgage-backed securities, risk-related market pricing discounts for non-agency mortgage-backed securities and credit rating downgrades on certain private-label MBS owned by the Company. Based upon the foregoing considerations, and the expectation that the Company will receive all of the future contractual cash flows related to the amortized cost on these securities, the Company does not consider there to be any additional other-than-temporary impairment with respect to these securities at December 31, 2014.

•

Obligations of states of the U.S. and political subdivisions thereof: As of December 31, 2014, the total unrealized losses on the Bank’s municipal securities amounted to $252, compared with $7,503 at December 31, 2013. The decline in unrealized losses was attributed to a lower interest rate environment at December 31, 2014 compared with December 31, 2013. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to AAA or AA status. Starting in 2008 and continuing through 2014, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, since 2008 a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at December 31, 2014, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at December 31, 2014 all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at December 31, 2014 to changes in credit ratings on certain securities and resulting changes in prevailing market yields and pricing spreads since the date the underlying securities were purchased. The Company also attributes the unrealized losses to ongoing media attention and market concerns about municipal budget deficits and the prolonged recovery from the national economic recession and the impact they might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at December 31, 2014.

At December 31, 2014, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other-than-temporarily impaired as of that date.

Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of December 31, 2014.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ ---	$ ---
Due after one year through five years	5,195	5,307
Due after five years through ten years	12,860	13,639
Due after ten years	440,315	451,579
Total	$458,370	$470,525

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

Realized Securities Gains and Losses:

The following table summarizes realized gains and losses and other than temporary impairment losses on securities available for sale for the years ended December 31, 2014, 2013 and 2012.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses

					Net

2014	$37,278	$ 809	$(406)	$ ---	$ 403
2013	$17,234	$ 684	$(8)	$249	$ 427
2012	$39,304	$1,963	$(25)	$853	$1,085

Note 5: Loans and Allowance for Loan Losses

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of December 31, 2014 and 2013:

LOAN PORTFOLIO SUMMARY

	December 31, 2014	December 31, 2013

Commercial real estate mortgages	$325,949	$336,542
Commercial and industrial	73,893	73,972
Commercial construction and land development	25,421	18,129
Agricultural and other loans to farmers	30,471	26,929
Total commercial loans	455,734	455,572

Residential real estate mortgages	382,678	317,115
Home equity loans	51,795	49,565
Other consumer loans	12,140	14,523
Total consumer loans	446,613	381,203

Tax exempt loans	16,693	16,355

Net deferred loan costs and fees	(16)	(273)
Total loans	919,024	852,857
Allowance for loan losses	(8,969)	(8,475)
Total loans net of allowance for loan losses	$910,055	$844,382

Included in the table above are purchased loans, consisting of residential real estate mortgages, of $114,607 and $42,830, for the years ended December 31, 2014 and 2013, respectively.

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at December 31, 2014, approximately 32.9% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Construction and Land Development Loans: The Bank makes loans to finance the construction of residential and non-residential properties. Construction loans generally are collateralized by first liens on real estate. The Bank conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described immediately above are also used in the Bank’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced against a project under construction and the project is of uncertain value prior to its completion.  Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. In many cases the success of the project can also depend upon the financial support/strength of the sponsorship.  If the Bank is forced to foreclose on a project prior to completion, there is no assurance that the Bank will be able to recover the entire unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

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

As of December 31, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, one agricultural loan,  and one other consumer loan, to nine relationships totaling $1,449 that were classified as TDRs.  At December 31, 2014, seven of these TDRs totaling $357 were classified as non-accrual, and none were past due 30 days or more and still accruing.

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

Summary information pertaining to the TDRs granted during the years ended December 31, 2014 and 2013 follows:

	For the Twelve Months Ended December 31,			For the Twelve Months Ended December 31,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate mortgages	1	$ 30	$ 30	3	$173	$166
Commercial and industrial loans	0	---	---	0	---	---
Agricultural and other loans to farmers	1	100	97	0	---	---
Total commercial loans	2	130	127	3	173	166

Residential real estate mortgages	0	$ ---	$ ---	1	$166	$164
Home equity loans	0	---	---	1	16	20
Other consumer loans	0	---	---	1	14	13
Total consumer loans	0	---	---	3	196	197

Total	2	$130	$127	6	$369	$363

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the twelve months ended December 31, 2014 and 2013:

	2014	2013

Extended maturity and adjusted interest rate	$ 97	$ 79
Extended amortization and adjusted interest rate	30	---
Court ordered concession	---	284
Total	$127	$363

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at December 31, 2014 and December 31, 2013. Amounts shown exclude deferred loan origination fees and costs.

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 189	$ 234	$1,843	$2,266	$323,683	$325,949	$ 3,156	$ ---
Commercial and industrial	665	45	333	1,043	72,850	73,893	624	---
Commercial construction and land development	---	---	1,328	1,328	24,093	25,421	1,328	---
Agricultural and other loans to farmers	27	---	64	91	30,380	30,471	84	---
Residential real estate mortgages	1,980	547	1,681	4,208	378,470	382,678	6,051	---
Home equity	138	40	575	753	51,042	51,795	1,029	---
Other consumer loans	231	5	7	243	11,897	12,140	16	---
Tax exempt	---	---	---	---	16,693	16,693	---	---
Total	$3,230	$ 871	$5,831	$9,932	$909,108	$919,040	$12,288	$ ---

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 786	$ 361	$ 698	$ 1,845	334,697	$336,542	$2,046	$ ---
Commercial and industrial	29	20	456	505	73,467	73,972	793	---
Commercial construction and land development	---	---	1,845	1,845	16,284	18,129	1,913	---
Agricultural and other loans to farmers	22	---	---	22	26,907	26,929	56	---
Residential real estate mortgages	2,170	1,864	1,649	5,683	311,432	317,115	3,227	---
Home equity	67	---	---	67	49,498	49,565	745	---
Other consumer loans	57	80	41	178	14,345	14,523	60	---
Tax exempt	---	---	---	---	16,355	16,355	---	---
Total	$3,131	$2,325	$4,689	$10,145	$842,985	$853,130	$8,840	$ ---

Other Real Estate Owned:  At December 31, 2014, total other real estate owned amounted to $523 compared with $1,625 and $2,780 at December 31, 2013 and 2012.

At December 31, 2014, the Company had no firm commitments to lend additional funds to borrowers with loans in non-accrual status.

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

Details of impaired loans as of December 31, 2014 and December 31, 2013 follows:

	December 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
						Related Allowance
With no related allowance:
Commercial real estate mortgages	$1,606	$1,606	$ ---	$1,949	$2,103	$ ---
Commercial and industrial	309	309	---	660	770	---
Commercial construction and land development	1,328	3,253	---	68	68	---
Agricultural and other loans to farmers	181	181	---	56	56	---
Residential real estate loans	389	419	---	442	442	---
Home equity loans	---	---	---	21	21	---
Other consumer	---	---	---	13	13	---
Subtotal	$3,813	$5,768	---	$3,209	$3,473	$ ---

With an allowance:
Commercial real estate mortgages	$1,986	$2,014	$776	$ 854	$ 854	$100
Commercial and industrial	325	555	187	150	150	150
Commercial construction and land development	---	---	---	1,845	3,770	20
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate loans	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	10	10	1	---	---	---
Subtotal	$2,321	$2,579	$964	$2,849	$4,774	$270
Total	$6,134	$8,347	$964	$6,058	$8,247	$270

Details of impaired loans as of December 31, 2014, 2013, and 2012 follows:

	December 31, 2014		December 31, 2013		December 31, 2012
	For the Twelve Months Ended		For the Twelve Months Ended		For the Twelve Months Ended

	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$1,589	$66	$2,387	$ 74	$ 3,391	$ 146
Commercial and industrial	537	4	689	6	813	8
Commercial construction and land development	1,514	---	133	---	147	---
Agricultural and other loans to farmers	162	3	270	---	604	---
Residential real estate mortgages	470	25	323	21	137	5
Home equity loans	---	---	17	2	---	---
Other consumer	---	---	11	1	---	---
Subtotal	$4,272	$98	$3,830	$ 104	$ 5,092	$ 159

With an allowance:
Commercial real estate mortgages	$ 572	$---	$ ---	$ ---	$ ---	$ ---
Commercial and industrial	376	---	---	---	---	---
Commercial construction and land development	---	---	1,967	---	3,172	---
Agricultural and other loans to farmers	---	---	---	---	---	---
Residential real estate mortgages	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	12	1	---	---	---	---
Subtotal	$ 960	$ 1	$1,967	$ ---	$ 3,172	$ ---
Total	$5,232	$99	$5,797	$ 104	$ 8,264	$ 159

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

The following tables summarize the commercial loan portfolio as of December 31, 2014 and December 31, 2013, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

December 31, 2014	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$302,376	$62,226	$23,290	$30,047	$417,939
Other Assets Especially Mentioned	11,501	7,349	---	193	19,043
Substandard	12,072	4,318	2,131	231	18,752
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$325,949	$73,893	$25,421	$30,471	$455,734

December 31, 2013	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$307,486	$60,330	$14,403	$26,447	$408,666
Other Assets Especially Mentioned	19,768	10,568	437	182	30,955
Substandard	9,288	3,074	3,289	300	15,951
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$336,542	$73,972	$18,129	$26,929	$455,572

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

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and depth of the Bank’s lending management and staff; (ii) the effectiveness of the Bank’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of economic and business conditions on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. The results are then used to determine an appropriate general valuation allowance.

Loans identified as losses by management, internal loan review and/or bank examiners, are charged-off. Furthermore, consumer loan accounts are charged-off based on regulatory requirements.

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014, 2013, and 2012. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the Allowance to one category of loans does not preclude its availability to absorb losses in other categories.

In 2014, the Company enhanced and refined its Allowance framework and methodology to provide for a more accurate and precise quantification of probable losses that have already occurred in the total loan portfolio.  Among other refinements, under the enhanced methodology, historical loss rates for the ASC 450 loan analysis were updated and modified to more precisely determine the specific loss rates for both the substandard loan balances and non-substandard loan balances.  In prior periods, the same rate was used for both pools.  Under the enhanced methodology, a twelve-quarter look back period was used for each pool, and the Company examined losses on the substandard portfolio and non-substandard portfolio for the last three years for each loan segment.  The annualized twelve-quarter average of charge-offs for each loan segment (using equal weighting for all quarters considered) was applied to the original portfolio balances to determine an annualized loss rate.

All qualitative factors were examined and updated in 2014 as reflected in the December 31, 2014 Allowance, with specific basis point ranges formulated from an analysis of actual charge-offs dating back to 2007.  The enhanced ranges are anchored by, on the low end, lowest quarterly (annualized) loss experience; at the mean, by average quarterly (annualized) loss experience; and, on the upper bound, by considering stress events such as the 2008 financial crisis in the data along with the Company’s worst quarterly (annualized) loss experience.  The factor ranges are effectively allocated between the nine (9) qualitative factors as discussed above.

The Company’s December 31, 2014 Allowance calculation included the use of more definitive and distinct Loss Emergence Periods (LEPs) for each loan segment, allowing the Company to more accurately forecast probable losses that have already occurred in the loan portfolio, which may not have emerged into “problem loan” status.

The updates and refinements to the Allowance methodology did not have a significant impact on the total Allowance for Loan Losses, but as depicted in the tables below, did result in some realignment of Allowance allocations.  Notably, the Residential Mortgage allocation increased, which was primarily the result of higher NPLs and calculated loss rates, higher qualitative factor adjustments, and a higher LEP.  As this category has incurred the most amount of dollars charged-off each of the past three years and has been a significant contributor to the Company’s non-performing loans, the Company believes the resulting December 31, 2014 Allowance allocation for this portfolio segment was reasonable and appropriate.

As of December 31, 2014, Management believes that the overall model methodology and Allowance calculation provides a reasonable and supportable basis for determining and reporting on probable losses that have already occurred in the Company’s loan portfolio.

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014, 2013, and 2012. The tables also provide details regarding the Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology. Allocation of a portion of the Allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Twelve Months Ended December 31, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,825	$ 1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,475
Charged-off	(238)	(475)	---	(14)	(650)	(191)	(52)	---	(1,620)
Recoveries	85	16	---	130	12	37	1	---	281
Provision	(204)	122	(169)	(174)	2,186	111	58	(97)	1,833
Ending Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969

of which:

Amount for loans
individually evaluated for impairment	$ 776	$ 187	$ ---	$ ---	$ ---	$ 1	$ ---	$ ---	$ 964

Amount for loans
collectively evaluated for impairment	$ 3,692	$ 742	$ 145	$ 277	$ 2,714	$ 93	$ 271	$ 71	$ 8,005

Loans individually
evaluated for impairment	$ 3,592	$ 634	$ 1,328	$ 181	$ 389	$ 10	$ ---	$ ---	$ 6,134

Loans collectively
evaluated for impairment	$322,357	$73,259	$24,093	$30,290	$382,289	$12,130	$51,795	$16,693	$912,906

Twelve Months Ended December 31, 2013	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,320	$ 1,026	$ 515	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 8,097
Charged Off	(214)	(405)	---	(81)	(406)	(120)	(29)	---	(1,255)
Recoveries	105	23	---	37	7	23	20	---	215
Provision	614	622	(201)	76	235	27	18	27	1,418
Ending Balance	$ 4,825	$ 1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,475

of which:

Amount for loans Individually evaluated for impairment	$ 100	$ 150	$ 20	$ ---	$ ---	$ ---	$ ---	$ ---	$ 270

Amount for loans Collectively evaluated for impairment	$ 4,725	$ 1,116	$ 294	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,205

Loans individually Evaluated for impairment	$ 2,046	$ 793	$ 1,913	$ 56	$ ---	$ ---	$ ---	$ ---	$ 4,808

Loans collectively Evaluated for impairment	$334,496	$73,179	$16,216	$26,873	$317,115	$14,523	$49,565	$16,355	$848,322

Twelve Months Ended December 31, 2012	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 3,900	$ 1,321	$ 594	$ 332	$ 1,436	$ 286	$ 266	$ 86	$ 8,221
Charged Off	(474)	(102)	(344)	(160)	(568)	(294)	(92)	---	(2,034)
Recoveries	9	25	---	82	104	38	---	---	258
Provision	885	(218)	265	49	358	177	81	55	1,652
Ending Balance	$ 4,320	$ 1,026	$ 515	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 8,097

of which:

Amount for loans individually evaluated for impairment	$ ---	$ ---	$ 120	$ ---	$ ---	$ ---	$ ---	$ ---	$ 120

Amount for loans collectively evaluated for impairment	$ 4,320	$ 1,026	$ 395	$ 303	$ 1,330	$ 207	$ 255	$ 141	$ 7,977

Loans individually evaluated for impairment	$ 1,888	$ 818	$ 2,359	$ 664	$ ---	$ ---	$ ---	$ ---	$ 5,729

Loans collectively evaluated for impairment	$322,605	$58,555	$19,761	$24,258	$297,103	$19,001	$53,303	$15,244	$ 809,830

Loan Concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the lodging and hospitality business associated with tourism. At December 31, 2014 and 2013, loans to the lodging and hospitality industry amounted to approximately $112,520 and $114,982, respectively.

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

	2014	2013

Beginning balance	$3,334	$2,491

Changes in composition	(199)	203
New loans	9	1,017
Less: repayments	(242)	(377)

Ending balance	$2,902	$3,334

As of December 31, 2014, and 2013, there were no past due or non-performing loans to related parties.

Note 6: Premises and Equipment

The detail of premises and equipment as of December 31 follows:

	2014	2013

Land	$ 2,474	$ 2,474
Buildings and improvements	23,915	22,924
Furniture and equipment	7,535	7,586
Less: accumulated depreciation	(13,406)	(12,839)
Total	$ 20,518	$ 20,145

Depreciation expense amounted to $1,629, $1,504 and $1,292 in 2014, 2013 and 2012, respectively.

Note 7: Goodwill and Other Intangible Assets

Goodwill totaled $4,935 at December 31, 2014 and 2013, respectively. In the third quarter of 2012, the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company. At December 31, 2014, the Company concluded that it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying value, and goodwill is not considered impaired.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company transaction. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At December 31, 2014, the balance of the core deposit intangible asset amounted to $562.

	December 31,	December 31,
(in thousands)	2014	2013
Core deposit intangibles:
Gross carrying amount	$783	$783
Less: accumulated amortization	221	128
Net carrying amount	$562	$655

Amortization expense on the finite-lived intangible assets is expected to total $92 for each year from 2015 through 2020, then $11 for 2021.

Note 8: Income Taxes

The following table summarizes the current and deferred components of income tax expense (benefit) for each of the three years ended December 31:

	2014	2013	2012
Current
Federal	$5,411	$5,060	$4,867
State	263	242	160
	5,674	5,302	5,027
Deferred	240	(111)	(83)
	$5,914	$5,191	$4,944

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate of 35%) to recorded income tax expense, for each of the three years ended December 31:

	2014	2013	2012

Computed tax expense	$7,184	$6,431	$6,093
Increase (reduction) in income taxes resulting from:
Officers' life insurance	(88)	(82)	(84)
Tax exempt interest	(1,325)	(1,199)	(1,119)
State taxes, net of federal benefit	171	157	104
Other	(28)	(115)	(50)
	$5,914	$5,191	$4,944

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are summarized below. The net deferred tax asset, which is included in other assets, amounted to $666 at December 31, 2014 and $8,609 at December 31, 2013.

	2014		2013
	Asset	Liability	Asset	Liability

Allowance for losses on loans and
other real estate owned	$3,185	$ ---	$3,007	$ ---
Deferred compensation	1,047	---	1,074	---
Unrealized gain or loss on
securities available for sale	---	3,866	3,898	---
Unfunded retirement benefits	263	---	192	---
Depreciation	---	572	---	713
Deferred loan origination costs	---	431	---	475
Other real estate owned	65	---	159	---
Non-accrual interest	158	---	145	---
Write down of impaired investments	1,195	---	1,641	---
Branch acquisition costs and goodwill	---	517	---	357
Prepaid expenses	---	199	---	235
Other	341	3	284	11
	$6,254	$5,588	$10,400	$1,791

The Company has determined that a valuation allowance is not required for its net deferred tax asset since it is more likely than not that this asset is realizable principally through the ability to carry-back to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Note 9: Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100, was $95,839 and $152,321 at December 31, 2014 and 2013, respectively. At December 31, 2014, the scheduled maturities of jumbo certificates of deposit were as follows:

Three months or less	$21,048
Over three to six months	20,494
Over six to twelve months	18,567
Over twelve months	35,730
$95,839

At December 31, 2014, the scheduled maturities of total time deposits were as follows:

2015	$139,444
2016	34,390
2017	32,668
2018	49,931
2019	72,391
2020 & thereafter	49,239
$378,063

Note 10: Short-term Borrowings

The Company’s short-term borrowings consist of borrowings from the Federal Home Loan Bank (the “FHLB”), and securities sold under agreements to repurchase. The following table summarizes short-term borrowings at December 31, 2014 and 2013.

	2014		2013
	Total Principal	Weighted Average Rate	Total Principal	Weighted Average Rate

Federal Home Loan Bank Advances	$293,800	0.45%	$292,690	0.78%
Securities sold under agreements to repurchase	19,720	0.27%	20,255	0.29%
Total short-term borrowings	$313,520		$312,945

Federal Home Loan Bank Borrowings: Information concerning short-term Federal Home Loan Bank borrowings for 2014 and 2013 is summarized below:

	2014	2013

Average daily balance during the year	$287,778	$238,234
Maximum month-end balance during the year	$363,900	$292,690
Amount outstanding at end of year	$293,800	$292,690

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

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase for 2014, 2013 and 2012 is summarized below:

	2014	2013	2012

Average daily balance during the year	$16,851	$16,924	$17,946
Average interest rate during the year	0.27%	0.29%	0.32%
Maximum month-end balance during the year	$21,021	$21,376	$23,242
Amount outstanding at end of year	$19,720	$20,255	$20,636

Securities collateralizing repurchase agreements, which are held in safekeeping by nonaffiliated financial institutions and not under the Bank's control, were as follows at December 31:

	2014	2013	2012

Carrying value	$38,552	$35,286	$36,661
Estimated fair value	$39,669	$35,569	$38,227

Note 11: Long-term Debt

A summary of long-term debt by contractual maturity is as follows:

December 31, 2014
	Total		Range of
Maturity	Principal	Rate	Interest Rates

2016	$ 11,000	1.60%	1.17%	to	2.29%
2017	52,500	2.21%	0.99%	to	4.50%
2018	12,000	1.65%	1.15%	to	2.25%
2019	50,000	1.94%	1.66%	to	2.15%
2020 and thereafter	3,000	2.44%	2.43%	to	2.45%
Total long-term debt	$128,500	2.01%

December 31, 2013
Maturity	Total Principal	Rate	Range of Interest Rates

2015	$ 21,000	2.44%	1.68%	to	4.70%
2016	11,000	1.60%	1.17%	to	2.29%
2017	52,500	1.74%	-0.22%	to	4.50%
2018	7,000	1.50%	1.15%	to	2.25%
2019 and thereafter	---	---	---	to	---
Total long-term debt	$ 91,500	1.86%

All of the long-term debt represents advances from the FHLB. Pursuant to an agreement with the FHLB, advances are collateralized by stock in the FHLB, investment securities and a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, and other qualifying assets such as qualifying commercial real estate loans. Advances are payable at their call dates or final maturity.

The maturity distribution of the long-term debt with callable features was as follows:

December 31, 2014

	Total Principal	Weighted Average Rate	Range of Interest Rates
2016	---	---	---
2017	$15,000	4.20%	3.69%	to	4.50%
2018	2,000	2.25%	2.25%	to	2.25%
2019	---	---	---	to	---
2020 and thereafter	---	---	---	to	---
Total long-term borrowings	$17,000	3.96%

December 31, 2013

	Total Principal	Weighted Average Rate	Range of Interest Rates

2015	$ 2,000	4.35%	3.99%	to	4.70%
2016	---	---	---	to	---
2017	28,000	2.17%	-0.22%	to	4.50%
2018	2,000	2.25%	2.25%	to	2.25%
2019 and thereafter	---	---	---	to	---
Total long-term borrowings	$32,000	2.31%

At December 31, 2014, and 2013, the Company had $17,000 and $19,000 of long-term debt that was currently callable, respectively.

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

At December 31, 2014, the Bank had four outstanding derivative instruments with notional amounts totaling $90,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At December 31, 2014, the Bank’s derivative counterparties were credit rated “AA” by the major credit rating agencies.

The details of the Bank’s financial derivative instruments as of December 31, 2014 are summarized below:

Interest Rate Cap Agreements

Notional Amount	Expiration Date	3-month LIBOR Strike Rate	Premium Paid	Unamortized Premium 12/31/14	Fair Value 12/31/14
$25,000	06/02/21	3.00%	$ 922	$ 922	$ 631
$20,000	06/04/24	3.00%	$1,470	$ 1,470	$ 978
$20,000	10/21/21	3.00%	$ 632	$ 632	$ 543
$25,000	10/21/24	3.00%	$1,542	$ 1,542	$1,303

In 2014, interest rate cap agreements were purchased to limit the Bank’s exposure to rising interest rates on four rolling, three-month borrowings indexed to three month LIBOR.  Under the terms of the agreements, the Bank paid total premiums of $4,566 for the right to receive cash flow payments if 3-month LIBOR rises above the caps of 3.00%, thus effectively ensuring interest expense on the borrowings at maximum rates of 3.00% for the duration of the agreements. The interest rate cap agreements were designated as cash flow hedges.

At December 31, 2014, the total fair value of the interest rate cap agreements was $3,455. The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method. During 2014, no premium amortization was required.  During the next twelve months, less than $1 of the total premiums will be recognized as increases to interest expense, increasing the interest expense related to the hedged borrowings.

A summary of the hedging related balances as of December 31, 2014 follows:

	December 31, 2014
	Gross	Net of Tax
Unrealized losses on interest rate caps	$(1,111)	$(722)
Unamortized premium on interest rate caps	4,566	2,968
Total	$3,455	$2,246

There were no hedging related balances as of December 31, 2013.

Note 13: Shareholders’ Equity

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and average assets. As of December 31, 2014, the Company and the Bank exceeded all capital adequacy requirements to which they are subject. As of December 31, 2014, the most recent notification from the federal regulators categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Company and Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s or the Company’s category.

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2014, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
As of December 31, 2014	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$148,188	17.24%	$ 68,766	8.0%	N/A
Bank	$149,546	17.42%	$ 68,697	8.0%	$ 85,871	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$134,099	15.60%	$ 34,383	4.0%	N/A
Bank	$135,457	15.77%	$ 34,348	4.0%	$ 51,522	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$134,099	9.30%	$ 57,689	4.0%	N/A
Bank	$135,457	9.40%	$ 57,656	4.0%	$ 72,070	5.0%

The following table sets forth the Company’s and the Bank’s regulatory capital at December 31, 2013, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2013	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$137,311	16.62%	$66,106	8.00%	N/A
Bank	$138,761	16.81%	$66,041	8.00%	$82,551	10.00%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$123,730	14.97%	$33,053	4.00%	N/A
Bank	$125,180	15.16%	$33,020	4.00%	$49,531	6.00%
Tier 1 Capital
(To Average Assets)
Consolidated	$123,730	9.01%	$54,954	4.00%	N/A
Bank	$125,180	9.12%	$54,923	4.00%	$68,653	5.00%

Dividend Limitations: Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the Bank to the Company. At December 31, 2014, the Bank had $63,387 available for dividends that could be paid without prior regulatory approval.

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

As of December 31, 2014, the Company had repurchased 157,757 shares of stock under this plan, at a total cost of $2,945 and an average price of $18.67 per share. During 2014, the Company repurchased 327 shares under the plan.  The Company records repurchased shares as treasury stock.

Note 14: Stock-Based Compensation Plans:

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

In May, 2009, the shareholders of the Company approved the adoption of the 2009 Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan (the “2009 Plan”) for employees and directors of the Company and its subsidiaries. Subject to adjustment for stock splits, stock dividends, and similar events, the total number of shares of common stock that can be issued under the 2009 Plan over the 10 year period in which the plan will be in place is 262,500 shares of common stock, provided that no more than 112,500 shares of such stock can be awarded in the form of restricted stock or restricted stock units, as further described in the 2009 Plan. The 2009 Plan is to be administered by the Company’s Compensation Committee. All employees and directors of the Company and it subsidiaries are eligible to participate in the 2009 Plan, subject to the discretion of the Administrator and the terms of the 2009 Plan. The maximum stock award granted to one individual may not exceed 30,000 shares of common stock (subject to adjustment for stock splits, and similar events) for any calendar year.

In April of 2013, the Board of Directors voted a Long Term Incentive Program for senior management members.  The program is designed to be made up of three year rolling plans utilizing the shares made available through the 2009 Plan. Grants may be given in time vested restricted stock awards, performance vested restricted stock awards, or a combination of both.

Compensation expense recognized in connection with the stock based compensation plans are presented in the following table for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012

Stock options and restricted stock awards	$296	$255	$177
Long-term performance stock units	173	63	---
Long-term restricted stock units	61	80	---
Total compensation expense	$530	$398	$177

For the years ended December 31, 2014, 2013, and 2012, the total anti-dilutive stock options amounted to 43, 90, and 54 thousand shares, respectively.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants during the years ended December 31:

	2014	2013	2012

Risk free interest rate	1.24%	1.55%	1.13%
Expected market volatility factor for the Company's stock	29.38%	26.44%	26.08%
Dividend yield	6.20%	3.39%	3.40%
Expected life of the options (years)	6.2	7.0	6.9
Options granted	45,000	40,500	56,250
Estimated fair value of options granted	$ 5.00	$ 6.63	$ 5.85

The expected market price volatility for the grants during 2014 was determined by using the Company’s historical stock price volatility on a daily basis during the three to seven year periods ending December 31, 2014, consistent with the expected life of the 2014 options.

Stock Option and Restricted Stock Awards Activity: A summary combined status of the ISOP and the 2009 Plan as of December 31, 2014, and changes during the year then ended is presented below:

	Number of Stock Options Outstanding	Exercise Price Range		Weighted Average Exercise Price	Intrinsic Value	Aggregate Intrinsic Value
		From	To
Outstanding at January 1, 2014	235,010	$14.55	$27.08	$21.15
Granted	45,000	$24.93	$27.81	$25.79
Exercised	(31,760)	$15.44	$25.07	$19.71
Cancelled	(7,942)	$15.44	$24.93	$21.22
Outstanding at December 31, 2014	240,308	$14.55	$27.81	$22.21	$3.94	$2,353

Ending vested and expected to vest December 31, 2014	232,527	$14.55	$27.81	$22.33	$3.97	$2,248

Exercisable at December 31, 2014	90,520	$14.55	$27.08	$20.67	$3.52	$1,026

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2014	0	$ ---
Awarded	3,445	$30.10
Released	(3,445)	$30.10
Forfeited	0	$ ---
Outstanding at December 31, 2014	0	$ ---

The intrinsic value of the options exercised and cash received by the Company for options exercised for the years ended December 31, 2014, 2013, and 2012, was approximately $390 and $626, $201and $453, $345 and $1,174, respectively.

The tax benefit received related to the exercise of options in 2014, 2013 and 2012, was $43, $19 and $35, respectively.

As of December 31, 2014, there was approximately $322 of unrecognized compensation cost related to unvested stock option awards, net of estimated forfeitures. This amount is expected to be recognized as expense over the next seven years, with a weighted average recognition period of 2.66 years.

Stock Options Outstanding: The following table summarizes stock options outstanding and exercisable by exercise price range at December 31, 2014:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/14	Weighted Average Remaining Contractual Term(years)	Weighted Average Exercise Price	Number Exercisable As of 12/31/14	Weighted Average Remaining Contractual Term(years)	Weighted Average Exercise Price
$14.55	$27.81	240,308	6.48	$22.21	90,520	4.24	$20.67

Performance Stock Units: During 2014, performance stock unit awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Company ranging from zero to 8,340 shares. The performance shares granted were valued at between $27.81 and $28.86 the fair market value at the date of grant, and will be earned over a three year performance period. The current assumption based on the most recent peer group information results in the shares earned at 150% of the target, or 8,340 shares.

The following table summarizes performance units as of December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2014	10,444	$23.86
Granted	8,340	27.96
Vested	0	---
Forfeited	889	23.76
Outstanding at December 31, 2014	17,895	$25.77

Restricted Stock Units: During 2014, restricted stock unit awards were granted to certain executive officers.  The restricted shares granted were valued at between $27.81 and $28.86 the fair market value at the date of grant, and will be vested over a three year period.

The following table summarizes restricted stock units as of December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2014	8,386	$23.83
Granted	8,266	27.95
Vested	2,878	23.80
Forfeited	596	23.76
Outstanding at December 31, 2014	13,178	$26.42

As of December 31, 2014, there was $714 of total unrecognized compensation cost related to nonvested restricted stock units and performance stock units granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

Note 15: Retirement Benefit Plans

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

The after tax components of accumulated other comprehensive (loss) income, which have not yet been recognized in net periodic benefit cost, related to post-retirement benefits are net actuarial losses related to supplemental retirement plans of $482 and $373, as of December 31, 2014 and 2013, respectively.

A December 31 measurement date is used for the supplemental executive retirement plans. The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the plans as of and for the years ended December 31:

	Supplemental Executive Retirement Plans
	Fiscal Year Ending
	2014	2013
Obligations and Funded Status

Change in Benefit Obligation
Benefit obligation at beginning of year	$ 3,882	$ 3,916
Service cost	64	209
Interest cost	149	120
Actuarial (gain) loss on supplemental retirement plans	205	(147)
Benefits and expenses paid	(331)	(216)
Benefit obligation at end of year	$ 3,969	$ 3,882

Change in plan assets
Fair value of plan assets at beginning of year	$ ---	$ ---
Benefits and expenses paid	(331)	(216)
Contributions	331	216
Fair value of plan assets at end of year	$ ---	$ ---

Funded status at end of year	$(3,969)	$(3,882)

As of December 31, 2014 and 2013, the Company had recognized liabilities of $3,969 and $3,882, respectively, for the supplemental executive retirement plans. These amounts are reported within other liabilities on the consolidated balance sheets.

The following table summarizes the assumptions, based on long-term bond yields, used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2014, 2013, and 2012:

Assumptions	Supplemental Executive Retirement Plans Fiscal Year Ending
	2014	2013	2012

Weighted-average discount rate beginning of the year	4.02%	3.14%	3.76%
Weighted-average discount rate end of the year	3.27%	4.02%	3.14%

The net periodic benefit cost for the years ended December 31 included the following components:

	Supplemental Executive Retirement Plans Fiscal Year Ending
	2014	2013	2012
Components of Net Periodic Benefit Cost and Other Amounts Recognized in the Consolidated Income Statements

Service cost	$ 64	$ 209	$ 173
Interest cost	149	120	131
Recognition of net actuarial (gain) loss	28	(105)	(139)
Total recognized in the consolidated income statements	$ 241	$ 224	$ 165

Other Changes and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax)
Recognition of net actuarial loss (gain)	174	42	582
Total recognized in other comprehensive income (pre-tax)	174	42	582
Total recognized in the consolidated income statements and other comprehensive income (pre-tax)	$ 415	$ 266	$ 747

The estimated net actuarial loss for the supplemental executive retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $38.

The Company expects to contribute the following amounts to fund benefit payments under the supplemental executive retirement plans:

2015	$ 291
2016	291
2017	291
2018	345
2019	383
2020 and thereafter	$3,822

401(k) Plan:  The Company maintains a Section 401(k) savings plan for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of any quarter following their date of hire and attainment of age 21 ½ . Under the plan, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plan allows for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees. The total expense for this plan in 2014, 2013, and 2012 was $375, $356, and $321, respectively.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013

Commitments to originate loans	$21,147	$10,269
Unused lines of credit	$92,817	$98,486
Un-advanced portions of construction loans	$23,434	$12,203
Standby letters of credit	$ 325	$ 378

As of December 31, 2014 and 2013, the fair values of the standby letters of credit were not significant to the Company’s consolidated financial statements.

Operating Lease Obligations

The Company leases certain properties used in operations under terms of operating leases, which include renewal options. The following table sets forth the approximate future lease payments over the remaining terms of the non-cancelable leases as of December 31, 2014.

2015	$405
2016	$284
2017	$137
2018	$139
2019	$143
2020 and thereafter	$219

In connection the foregoing lease obligations, in 2014, 2013 and 2012, the Company recorded $431, $430, and $278 in rent expense, respectively, which is included in occupancy and furniture and fixtures expense in the consolidated statements of income.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014, and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$288,210	$ ---	$288,210
US Government agencies	$ ---	$ 83,346	$ ---	$ 83,346
Private label	$ ---	$ 4,524	$ ---	$ 4,524
Obligations of states and political subdivisions thereof	$ ---	$ 94,445	$ ---	$ 94,445
Derivative assets	$ ---	$ 3,455	$ ---	$ 3,455

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$273,632	$ ---	$273,632
US Government agencies	$ ---	$ 81,529	$ ---	$ 81,529
Private label	$ ---	$ 6,170	$ ---	$ 6,170
Obligations of states and political subdivisions thereof	$ ---	$ 88,839	$ ---	$ 88,839

During the years ended December 31, 2014 and 2013, there were no transfers between levels of the fair value hierarchy.

The Company also makes fair value measurements on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Year Ended 12/31/14	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/14	Loss

Other real estate owned	$ ---	$ ---	$ 523	$ 523	$397
Collateral dependent impaired loans	$ ---	$ ---	$1,986	$1,986	$ ---

For the Year Ended 12/31/13	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/13	Loss

Other real estate owned	$ ---	$ ---	$1,625	$1,625	$338
Collateral dependent impaired loans	$ ---	$ ---	$2,699	$2,699	$ ---

The Company had total collateral dependent impaired loans with carrying values of approximately $1,986 and $2,669 which had specific reserves included in the allowance of $776 and $120, respectively, at December 31, 2014 and December 31, 2013. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at December 31, 2014 and 2013 follows:

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2014

Financial Assets:
Cash and cash equivalents	$ 9,800	$9,800	$ ---	$ ---	$ 9,800
Federal Home Loan Bank stock	21,354	---	21,354	---	21,354
Loans, net	910,055	---	---	913,784	913,784
Interest receivable	4,795	4,795	---	---	4,795

Financial liabilities:
Deposits (with no stated maturity)	$479,986	$ ---	$479,986	$ ---	$479,986
Time deposits	378,063	---	379,132	---	379,132
Borrowings	447,020	---	447,637	---	447,637
Interest payable	499	499	---	---	499

	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2013

Financial Assets:
Cash and cash equivalents	$ 9,200	$9,200	$ ---	$ ---	$ 9,200
Federal Home Loan Bank stock	18,370	---	18,370	---	18,370
Loans, net	844,382	---	---	850,190	850,190
Interest receivable	4,788	4,788	---	---	4,788

Financial liabilities:
Deposits (with no stated maturity)	$440,063	$ ---	$440,063	$ ---	$440,063
Time deposits	395,588	---	398,668	---	398,668
Borrowings	409,445	---	411,298	---	411,298
Interest payable	514	514	---	---	514

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

Note 20: Condensed Financial Information – Parent Company Only

The condensed financial statements of Bar Harbor Bankshares as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012 are presented below:

BALANCE SHEETS

December 31

	2014	2013

Cash	$ 1,121	$ 760
Investment in subsidiaries	148,049	123,129
Premises	689	690
Other assets	175	132
Total assets	$150,034	$124,711

Liabilities
Total liabilities	$ 3,747	$ 3,332

Shareholders' equity
Total shareholders' equity	$146,287	$121,379

Liabilities and Shareholders' equity	$150,034	$124,711

STATEMENTS OF INCOME

Years Ended December 31

	2014	2013	2012

Dividend income from subsidiaries	$ 5,697	$ 4,883	$ 4,097
Equity in undistributed earnings of subsidiaries (1)	10,141	9,468	9,137
Bankshares expenses	(1,705)	(1,591)	(1,063)
Tax benefit	480	423	295
Net income	$14,613	$13,183	$12,466

(1)  Amount in parentheses represents the excess of dividends over net income subsidiaries.

STATEMENTS OF CASH FLOWS

Years Ended December 31

	2014	2013	2012

Cash flows from operating activities:
Net income	$14,613	$13,183	$12,466

Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	---	1	3
Recognition of stock based expense	418	265	216
Net change in other assets	(189)	331	(865)
Net change in other liabilities	415	389	663
Equity in undistributed earnings of subsidiaries	(10,141)	(9,468)	(9,137)

Net cash provided by operating activities	5,116	4,701	3,346

Cash flows from investing activities:
Capital expenditures	(1)	(1)	(3)

Net cash used in investing activities	(1)	(1)	(3)

Cash flows from financing activities:
Purchases of treasury stock	(8)	(24)	(181)
Proceeds from stock option exercises	616	461	1,187
Dividend paid	(5,362)	(4,915)	(4,565)

Net cash used in financing activities	(4,754)	(4,478)	(3,559)

Net (decrease) increase in cash	361	222	(216)

Cash and cash equivalents, beginning of year	760	538	754

Cash and cash equivalents, end of year	$ 1,121	$ 760	$ 538

Note 21: Selected Quarterly Financial Data (Unaudited)

2014	Q1	Q2	Q3	Q4	Year

Interest and dividend income	$13,041	$13,351	$13,806	$13,520	$53,718
Interest expense	2,482	2,487	2,429	2,507	9.905
Net interest income	10,559	10,864	11,377	11,013	43,813
Provision for loan losses	457	428	491	457	1,833
Non-interest income	2,116	2,293	1,816	1,533	7,758
Non-interest expense	6,846	7,361	7,212	7,792	29,211
Income before income taxes	5,372	5,368	5,490	4,297	20,527
Income taxes	1,585	1,511	1,623	1,195	5,914
Net income	$ 3,787	$ 3,857	$ 3,867	$ 3,102	$14,613

Per common share data:
Basic earnings per share	$ 0.64	$ 0.65	$ 0.65	$ 0.52	$ 2.47
Diluted earnings per share	$ 0.63	$ 0.65	$ 0.65	$ 0.52	$ 2.45

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on its assessment, management believes that as of December 31, 2014, the Company’s internal control over financial reporting is effective, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bar Harbor Bankshares:

We have audited Bar Harbor Bankshares and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bar Harbor Bankshares and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 16, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers: Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which the Company intends to file with the Commission within 120 days of the end of the Company’s 2014 fiscal year (hereinafter the “Proxy”) and is incorporated herein by reference.

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

March 16, 2015	BAR HARBOR BANKSHARES (Registrant) /s/ Curtis C. Simard Curtis C. Simard President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on behalf of the Registrant.

/s/ Peter Dodge Peter Dodge Chairman, Board of Directors	/s/ Curtis C. Simard Curtis C. Simard, Director President & Chief Executive Officer

/s/ Thomas A. Colwell Thomas A. Colwell Vice Chairman, Board of Directors	/s/ Gerald Shencavitz Gerald Shencavitz EVP, Chief Financial Officer and Principal Accounting Officer

/s/ Matthew L. Caras Matthew Caras, Director	/s/ Joseph M. Murphy Joseph M. Murphy, Director

/s/ Robert C. Carter Robert C. Carter, Director	/s/ Constance C. Shea Constance C. Shea, Director

/s/ Martha Tod Dudman Martha Tod Dudman, Director	/s/ Kenneth E. Smith Kenneth E. Smith, Director

/s/ Lauri E. Fernald Lauri E. Fernald, Director	/s/ Scott G. Toothaker Scott G. Toothaker, Director

/s/ Gregg S. Hannah Gregg S. Hannah, Director	/s/ David B. Woodside David B. Woodside, Director

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

10.1*

Supplemental Executive Retirement Plan Adopted by the Board of Directors on September 16, 2003, and effective as of January 1, 2003, providing Joseph M. Murphy, retired President & CEO of the Company, Gerald Shencavitz, the Company’s Chief Financial Officer, and Dean S. Read, former President of the Bank, with certain defined retirement benefits (the “2003 SERP”)

Incorporated by reference to Form 10-Q, Part II, Item 6, Exhibit 10.2, filed with the Commission November 13, 2003 (Commission File No. 0013349).

10.2*	Amendment No. 1 to the 2003 SERP	Incorporated by reference to Form 8-K, Exhibit 10.6, filed with the Commission on November 24, 2008 (Commission File No. 0013349).

10.3*	Supplemental Executive Retirement Plan, Section 409A	Incorporated by reference to Form 8-K, Exhibit 10.7, filed with the Commission on November 24, 2008 (Commission File No. 0013349).

10.4*	Incentive Stock Option Plan of 2000	Incorporated by reference to Form 10-K, Item 14(a)(3), Exhibit 10.3, filled with the Commission March 28, 2002 (Commission File No. 0013349).

10.5*	Amended and Restated Change in Control, Confidentiality, and Non-competition Agreement between the Company and Gerald Shencavitz	Incorporated by reference to Form 8-K, Exhibit 10.9, filed with the Commission on November 24, 2008 (Commission File No. 0013349).

10.6*+

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

Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on May 18, 2012

10.7*	Change in Control Confidentiality and Noncompetition Agreement with Stephen Leackfeldt, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.2, filed with the Commission on May 18, 2012

10.8*++	Change in Control Confidentiality and Noncompetition Agreement with Michael Bonsey	Incorporated by reference to Form 8-K, Exhibit 10.3, filed with the Commission on May 18, 2012

10.9*	Change in Control Confidentiality and Noncompetition Agreement with Greg Dalton, Executive Vice President	Incorporated by reference to Form 8-K, Exhibit 10.4, filed with the Commission on May 18, 2012

10.10	Infinex Agreement third party brokerage services	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.10, filed with the Commission on March 16, 2005 (Commission File No. 0013349).

10.11	Somesville Bank Branch Lease dated October 27, 2005	Incorporated by reference to Form 10-K, Part III, Item 15(a), Exhibit 10.13, filed with the Commission on March 16, 2006 (Commission File No. 0013349).

10.12	Referral and Sales Agreement between Bar Harbor Bank & Trust and TransFirst dated September 30, 2008	Incorporated by reference to Form 10-Q, Exhibit 10.3, filed with the Commission on November 10, 2008 (Commission File No. 0013349).

10.13*	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2009	Incorporated by reference to Appendix “C” to the Company’s Definitive Proxy Statement (DEF 14A) filed with the commission on April 7, 2009 (Commission File No. 0013349).

10.14*	2013 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K/A, Item 5.02(e), filed with the Commission on April 26, 2013 as Amendment No. 1 to Form 8-K, filed with the Commission on January 25, 2013.
10.15*	2014 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K/A, Item 5.02(e), filed with the Commission on February 3, 2014 as Amendment No. 1 to Form 8-K, filed with the Commission on December 23, 2013.
10.16*	Change in Control Confidentiality and Noncompetition Agreement between the Company and Senior Vice President, Marcia T. Bender	Incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Commission on July 30, 2013.
10.17*	Employment Agreement with Company President and Chief Executive Officer, Curtis C. Simard	Incorporated by reference to Form 8-K, Items 5.02(e) and 9.01, filed with the Commission on May 17, 2013.
10.18*	2015 Annual Incentive Plan for certain executive officers of the Company	Incorporated by reference to Form 8-K, Item 5.02(e), filed with the Commission on January 22, 2015.

10.19*	2014 through 2016 Long Term Executive Incentive Plan	Incorporated by reference to Form 8-K, Item 5.02(e) and 9.01, Exhibit 10.1, filed with the Commission on July 24, 2014.
10.20*	Change in Control Confidentiality and Noncompetition Agreement between the Company and Richard Maltz, Chief Risk Officer	Incorporated by reference to Form 8-K, Items 10.1 and 9.01, filed with the Commission on July 11, 2014.
11.1	Statement of re computation of per share earnings	Statement of re computation of per share earnings is provided in Note 1 to the Consolidated Financial Statements in this Report

14	Code of Conduct and Business Ethics	Incorporated by reference to Form 10-K, Item 15(3)(b), Exhibit 14, filed with the commission on March 18, 2013.

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

32.2	Certification of Chief Financial Officer under 18 U.S.C. Sec. 1350.	Furnished herewith

101*

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Condensed Financial Statements

*Management contract or compensatory arrangement.

+Mr. Daniel Hurley retired from his employment position on January 15, 2015.

++Mr. Michael Bonsey resigned from his employment position with the Bank effective June 13, 2014.

.