Form 10-Q
period 2015-03-31
BAR HARBOR BANKSHARES
filed 2015-05-07
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – May 4, 2015
$2.00 Par Value	5,972,729

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at March 31, 2015 and December 31, 2014	3

	Consolidated Statements of Income for the three months ended March 31, 2015 and 2014	4

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014	5

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2015 and 2014	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	7

	Notes to Consolidated Interim Financial Statements	8-33

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34-56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56-59

Item 4.	Controls and Procedures	59

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Mine Safety Disclosures	60

Item 5.	Other Information	60

Item 6.	Exhibits	60

Signatures		60

Exhibit Index		61

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

(Dollars in thousands, except share and per share data)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$ 8,180	$ 9,800
Securities available for sale, at fair value (amortized cost of $470,483 and $458,370, respectively)	484,902	470,525
Federal Home Loan Bank stock	22,796	21,354
Loans	939,759	919,024
Allowance for loan losses	(9,478)	(8,969)
Loans, net of allowance for loan losses	930,281	910,055
Premises and equipment, net	20,829	20,518
Goodwill	4,935	4,935
Bank owned life insurance	23,246	8,141
Other assets	13,034	13,992
TOTAL ASSETS	$1,508,203	$1,459,320

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 72,273	$ 78,802
NOW accounts	144,116	153,499
Savings and money market deposits	253,705	247,685
Time deposits	394,844	378,063
Total deposits	864,938	858,049
Short-term borrowings	347,711	313,520
Long-term advances from Federal Home Loan Bank	133,893	128,500
Junior subordinated debentures	5,000	5,000
Other liabilities	6,568	7,964
TOTAL LIABILITIES	1,358,110	1,313,033

Shareholders' equity
Capital stock, par value $2.00; authorized 10,000,000 shares; issued 6,788,407 shares
at March 31, 2015 and December 31, 2014	13,577	13,577
Surplus	20,976	20,905
Retained earnings	115,572	113,149
Accumulated other comprehensive income (loss):
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of ($259) and ($251), at March 31, 2015 and
December 31, 2014, respectively	(481)	(488)
Net unrealized appreciation (depreciation) on securities available for sale, net of tax
of $4,825 and $3,997, at March 31, 2015 and December 31, 2014, respectively	8,962	7,423
Portion of OTTI attributable to non-credit gains, net of tax of $221 and $257, at
March 31, 2015 and December 31, 2014, respectively	411	478
Net unrealized depreciation on derivative instruments, net of tax
of $598 and $389, at March 31, 2015 and December 31, 2014, respectively	(1,111)	(722)
Total accumulated other comprehensive income (loss)	7,781	6,691
Less: cost of 829,030 and 842,082 shares of treasury stock at March 31, 2015 and
December 31, 2014, respectively	(7,813)	(8,035)

TOTAL SHAREHOLDERS' EQUITY	150,093	146,287

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,508,203	$1,459,320

 All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Interest and dividend income:
Interest and fees on loans	$ 9,677	$ 9,064
Interest on securities	3,762	3,908
Dividend on FHLB stock	94	69
Total interest and dividend income	13,533	13,041

Interest expense:
Deposits	1,453	1,437
Short-term borrowings	239	124
Long-term debt	843	921
Total interest expense	2,535	2,482

Net interest income	10,998	10,559
Provision for loan losses	495	457
Net interest income after provision for loan losses	10,503	10,102

Non-interest income:
Trust and other financial services	945	972
Service charges on deposit accounts	198	226
Debit card income	366	344
Net securities gains	619	397
Other operating income	214	177
Total non-interest income	2,342	2,116

Non-interest expense:
Salaries and employee benefits	4,352	3,916
Occupancy expense	580	564
Furniture and equipment expense	565	513
Debit card expenses	96	97
FDIC insurance assessments	201	190
Other operating expense	1,539	1,566
Total non-interest expense	7,333	6,846

Income before income taxes	5,512	5,372
Income taxes	1,631	1,585

Net income	$ 3,881	$ 3,787

Per Common Share Data:
Basic earnings per share	$ 0.65	$ 0.64
Diluted earnings per share	$ 0.64	$ 0.64

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$ 3,881	$ 3,787

Net unrealized appreciation (depreciation) on securities available for sale, net of tax of $1,009 and $3,046, respectively	1,874	5,912
Less reclassification adjustment for net gains related to securities available for sale included in net income, net of tax of ($217) and ($135), respectively	(402)	(262)
Net unrealized depreciation on interest rate derivatives, net of tax of $209 and $0, respectively	(389)	---
Actuarial gain on supplemental executive retirement plan, net of related tax of $8 and $2, respectively	7	5
Total other comprehensive income (loss)	1,090	5,655
Total comprehensive income (loss)	$ 4,971	$ 9,442

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands, except share and per share data)

(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity
Balance December 31, 2013	$ 9,051	$ 25,085	$103,907	$(7,940)	$(8,724)	$121,379
Net income	---	---	3,787	---	---	3,787
Total other comprehensive income	---	---	---	5,655	---	5,655
Dividend declared:
Common stock ($0.2167 per share)	---	---	(1,281)	---	---	(1,281)
Stock options exercised (7,716 shares), including related tax effects	---	10	(4)	---	143	149
Recognition of stock based compensation expense	---	38	2	---	---	40
Balance March 31, 2014	$ 9,051	$ 25,133	$106,411	$(2,285)	$(8,581)	$129,729

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity
Balance December 31, 2014	$13,577	$20,905	$113,149	$ 6,691	$(8,035)	$146,287
Net income	---	---	3,881	---	---	3,881
Total other comprehensive income	---	---	---	1,090	---	1,090
Dividend declared:
Common stock ($0.2450 per share)	---	---	(1,458)	---	---	(1,458)
Stock options exercised (13,052 shares), including related tax effects	---	13	---	---	222	235
Recognition of stock based compensation expense	---	58	---	---	---	58
Balance March 31, 2015	$13,577	$20,976	$115,572	$ 7,781	$(7,813)	$150,093

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$ 3,881	$ 3,787
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	433	391
Amortization of core deposit intangible	23	23
Provision for loan losses	495	457
Net securities gains	(619)	(397)
Net amortization of bond premiums and discounts	630	767
Recognition of stock based expense	58	40
Gains on sale of other real estate owned	(64)	---
Net change in other assets	(15,390)	(569)
Net change in other liabilities	(1,396)	(516)
Net cash (used in) provided by operating activities	(11,949)	3,983

Cash flows from investing activities:
Purchases of securities available for sale	(43,174)	(29,948)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	22,109	13,169
Proceeds from sales of securities available for sale	8,941	10,313
Net (increase) decrease in Federal Home Loan Bank stock	(1,442)	(424)
Net loans made to customers	(20,721)	(13,954)
Proceeds from sale of other real estate owned	110	24
Capital expenditures	(744)	(604)
Net cash used in investing activities	(34,921)	(21,424)

Cash flows from financing activities:
Net increase in deposits	6,889	29,818
Net (decrease) increase in securities sold under repurchase agreements and fed funds purchased	(3,509)	(4,662)
Proceeds from Federal Home Loan Bank advances	43,093	4,000
Repayments of Federal Home Loan Bank advances	---	(6,800)
Proceeds from stock option exercises, including excess tax benefits	235	149
Payments of dividends	(1,458)	(1,281)
Net cash provided by financing activities	45,250	21,224

Net (decrease) increase in cash and cash equivalents	(1,620)	3,783
Cash and cash equivalents at beginning of period	9,800	9,200
Cash and cash equivalents at end of period	$ 8,180	$ 12,983

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 2,519	$ 2,461
Income taxes	1,122	1,310

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ ---	$ 20

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2015

(Dollars in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three months ended March 31, 2015, is not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other interim periods.

The consolidated balance sheet at December 31, 2014, has been derived from audited consolidated financial statements at that date.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 210).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, please refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and notes thereto.

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

Arriving at an appropriate level of allowance involves a high degree of judgment. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated regularly based on a review of loans, with particular emphasis on non-performing or other loans that management believes warrant special consideration. The ongoing evaluation process includes a formal analysis, which considers among other factors: the nature of the loan portfolios, business and economic conditions, real estate market conditions, collateral values, changes in product offerings or loan terms, loan growth, experience, ability, and depth of management, changes in underwriting and/or collection policies and procedures, changes in volumes of loan portfolios and speed of loan portfolio growth, concentrations to industries or individual borrowers, external factors including industry or regulatory changes, historical charge-off experience, delinquency trends, non-performing loan trends, the performance of individual loans in relation to contract terms, loan loss emergence periods, and estimated fair values of collateral.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of March 31, 2015, and December 31, 2014, there was no valuation allowance for deferred tax assets.

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

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2015, and 2014:

	Three Months Ended March 31,
	2015	2014

Net income available to common shareholders	$ 3,881	$ 3,787

Weighted average common shares outstanding
Basic	5,953,538	5,911,698
Effect of dilutive employee stock options and awards	79,719	40,829
Diluted	6,033,257	5,952,527

Anti-dilutive options excluded from earnings per share calculation	10,500	68,676

Per Common Share Data:
Basic earnings per share	$ 0.65	$ 0.64
Diluted earnings per share	$ 0.64	$ 0.64

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

Note 5: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of March 31, 2015, and December 31, 2014:

March 31, 2015 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$299,088	$ 9,373	$833	$307,628
US Government agency	80,762	1,969	270	82,461
Private label	3,544	780	16	4,308
Obligations of states and political subdivisions thereof	87,089	3,710	294	90,505
Total	$470,483	$15,832	$1,413	$484,902

December 31, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$282,217	$ 7,530	$ 1,537	$288,210
US Government agency	82,249	1,626	529	83,346
Private label	3,723	815	14	4,524
Obligations of states and political subdivisions thereof	90,181	4,516	252	94,445
Total	$458,370	$14,487	$ 2,332	$470,525

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of March 31, 2015. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of MBS, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ 3	$ 3
Due after five years through ten years	5,103	5,213
Due after five years through ten years	13,075	13,935
Due after ten years	452,302	465,751
Total	$470,483	$484,902

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”). For the three months ended March 31, 2015 and 2014, the Company did not have any OTTI losses recognized in earnings (before taxes).

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

As of March 31, 2015, the Company held twelve private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $1,577 for which OTTI losses have previously been recognized in pre-tax earnings dating back to the fourth quarter of 2008.  For eleven of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $411, net of tax, as included in accumulated OCI as of March 31, 2015, compared with net unrealized gains of $478, net of tax, at December 31, 2014.

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

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company currently expects that as of March 31, 2015 it will recover the amortized cost basis of its private label MBS as depicted in the table below and has therefore concluded that such securities were not OTTI as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that would change the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three months ending March 31, 2015, and 2014.

	2015	2014

Estimated credit losses as of prior year-end,	$3,413	$3,923
Additions for credit losses for securities on which OTTI has been previously recognized	---	---
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities paid off during the period	---	510
Estimated credit losses as of March 31,	$3,413	$3,413

As of March 31, 2015, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that any declines in the values of those securities were temporary and that any additional OTTI charges were not appropriate at March 31, 2015. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2015 and December 31, 2014. All securities referenced are debt securities.

	Less than 12 months			12 months or longer			Total
March 31, 2015	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$35,592	49	$ 291	$ 22,574	27	$542	$58,166	76	$ 833
US Government agency	5,628	16	49	16,202	21	221	21,830	37	270
Private label	65	3	9	143	4	7	208	7	16
Obligations of states and political subdivisions thereof	13,093	22	124	4,290	14	170	17,383	36	294
Total	$54,378	90	$ 473	$43,209	66	$940	$97,587	156	$ 1,413

	Less than 12 months			12 months or longer			Total
December 31, 2014	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- Sponsored enterprises	$45,899	53	$1,168	$35,511	45	$369	$81,410	98	$1,537
US Government agency	19,404	24	483	3,657	21	46	23,061	45	529
Private label	336	4	7	145	4	7	481	8	14
Obligations of states and political subdivisions thereof	12,549	28	240	2,724	5	12	15,273	33	252
Total	$78,188	109	$1,898	$42,037	75	$434	$120,225	184	$2,332

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of March 31, 2015, the total unrealized losses on these securities amounted to $833, compared with $1,537 at December 31, 2014.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at March 31, 2015 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at March 31, 2015.

•

Mortgage-backed securities issued by U.S. Government agencies: As of March 31, 2015, the total unrealized losses on these securities amounted to $270, compared with $529 at December 31, 2014. All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at March 31, 2015 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at March 31, 2015.

•

Private label mortgage-backed securities: As of March 31, 2015, the total unrealized losses on the Bank’s private label MBS amounted to $16, compared with $14 at December 31, 2014. The Company attributes the unrealized losses at March 31, 2015 to the current illiquid market for non-agency MBS, a still recovering housing market, risk-related market pricing discounts for non-agency MBS and credit rating downgrades on certain private label MBS owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to amortized cost on these securities, the Company does not consider there to be any additional OTTI with respect to these securities at March 31, 2015.

•

Obligations of states of the U.S. and political subdivisions thereof: As of March 31, 2015, the total unrealized losses on the Bank’s municipal securities amounted to $294, compared with $252 at December 31, 2014. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to “AAA” or “AA” status. Starting in 2008 and continuing through 2015, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at March 31, 2015, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at March 31, 2015, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at March 31, 2015 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased and, to a lesser extent, changes in credit ratings on certain securities. The Company also attributes the unrealized losses to ongoing media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at March 31, 2015.

At March 31, 2015, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other than temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses and losses on securities available for sale for the three months ended March 31, 2015 and 2014.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net
Three months ended March 31,
2015	$ 8,941	$619	$ ---	$ ---	$619
2014	$10,313	$397	$ ---	$ ---	$397

Note 6: Loans and Allowance for Loan Losses

Loans are carried at the principal amounts outstanding adjusted by partial charge-offs and net deferred loan origination costs or fees.

Interest on loans is accrued and credited to income based on the principal amount of loans outstanding. Residential real estate and home equity loans are generally placed on non-accrual status when reaching 90 days past due, or in process of foreclosure, or sooner if judged appropriate by management. Consumer loans are generally placed on non-accrual status when reaching 90 days or more past due, or sooner if management determines there is a reason to doubt full collectability of all outstanding principal and interest.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due. Commercial real estate loans and commercial business loans that are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash, and the loan is in the process of collection. Commercial real estate and commercial business loans may be placed on non-accrual status prior to the 90 days delinquency date if management determines there is a reason to doubt full collectability of all outstanding principal and interest. When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when there is evidence of an ability to adhere to the required repayment schedule and the loan has performed for a period of time, generally six months.

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

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of March 31, 2015, and December 31, 2014:

LOAN PORTFOLIO SUMMARY

	March 31, 2015	December 31, 2014

Commercial real estate mortgages	$343,183	$325,949
Commercial and industrial	82,497	73,893
Commercial construction and land development	25,725	25,421
Agricultural and other loans to farmers	31,548	30,471
Total commercial loans	482,953	455,734

Residential real estate mortgages	377,878	382,678
Home equity loans	50,958	51,795
Other consumer loans	11,355	12,140
Total consumer loans	440,191	446,613

Tax exempt loans	16,576	16,693

Net deferred loan costs and fees	39	(16)
Total loans	939,759	919,024
Allowance for loan losses	(9,478)	(8,969)
Total loans net of allowance for loan losses	$930,281	$910,055

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at March 31, 2015, approximately 31.8% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Residential Real Estate Mortgages: The Bank originates and purchases first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of residential property. These loans are principally collateralized by owner-occupied properties, and to a lesser extent second homes and vacation properties, and are amortized over 10 to 30 years. From time to time the Bank will sell longer-term, low rate, residential mortgage loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) with servicing rights retained. This practice allows the Bank to better manage interest rate risk and liquidity risk. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines for all loans, including those held in its portfolio. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through more stringent underwriting standards, including regular inspections throughout the construction period.

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

Non-performing Loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at March 31, 2015, and December 31, 2014.

TOTAL NON-PERFORMING LOANS

	March 31, 2015	December 31, 2014

Commercial real estate mortgages	$ 3,229	$ 3,156
Commercial and industrial loans	569	624
Commercial construction and land development	1,260	1,328
Agricultural and other loans to farmers	72	84
Total commercial loans	5,130	5,192

Residential real estate mortgages	5,997	6,051
Home equity loans	1,153	1,029
Other consumer loans	17	16
Total consumer loans	7,167	7,096

Total non-accrual loans	12,297	12,288
Accruing loans contractually past due 90 days or more	---	---
Total non-performing loans	$12,297	$12,288

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

Summary information pertaining to the TDRs that occurred during the three months ended March 31, 2015 follows:

	For the Three Months Ended March 31,
	2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Agricultural and other loans to farmers	1	$ 18	$ 18
Total commercial loans	1	18	18

Residential real estate mortgages	1	$472	$472
Total consumer loans	1	472	472

Total	2	$490	$490

There were no TDRs that occurred during the three months ended March 31, 2014.

The following table shows the Bank’s post-modification balance of TDRs listed by type of modification for TDRs that occurred during the three months ended March 31, 2015:

Extended maturity and adjusted interest rate	$472
Extended maturity	18
Total	$490

As of March 31, 2015, the Bank had two agricultural loans to two relationships totaling $113, three commercial real estate loans to two relationships totaling $753, six commercial and industrial loans to four relationships totaling $163, three residential real estate loans to three relationships totaling $860, one home equity loan for $19, and one other consumer loan for $10, that were classified as TDRs.  At March 31, 2015, eight of these TDRs totaling $364 were classified as non-accrual, one residential real estate loan for $225 was past due 30 days or more and still accruing.

As of December 31, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, one agricultural loan, and one other consumer loan, to nine relationships totaling $1,449 that were classified as TDRs.  At December 31, 2014, seven of these TDRs totaling $357 were classified as non-accrual, and none were past due 30 days or more and still accruing.

During the three months ended March 31, 2015 and 2014, there were no defaults on loans that had been modified as TDRs within the previous twelve months. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at March 31 2015, and December 31, 2014. Amounts shown exclude deferred loan origination fees and costs.

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 598	$167	$2,133	$ 2,898	$340,285	$343,183	$ 3,229	$ ---
Commercial and industrial	161	---	395	556	81,941	82,497	569	---
Commercial construction and land development	---	---	1,260	1,260	24,465	25,725	1,260	---
Agricultural and other loans to farmers	---		54	54	31,494	31,548	72	---
Residential real estate mortgages	2,559	38	1,689	4,286	373,592	377,878	5,997	---
Home equity	191	609	676	1,476	49,482	50,958	1,153	---
Other consumer loans	81	---	---	81	11,274	11,355	17	---
Tax exempt	---	---	---	---	16,576	16,576	---	---
Total	$3,590	$814	$6,207	$10,611	$929,109	$939,720	$12,297	$ ---

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 189	$234	$1,843	$2,266	$323,683	$325,949	$ 3,156	$ ---
Commercial and industrial	665	45	333	1,043	72,850	73,893	624	---
Commercial construction and land development	---	---	1,328	1,328	24,093	25,421	1,328	---
Agricultural and other loans to farmers	27	---	64	91	30,380	30,471	84	---
Residential real estate mortgages	1,980	547	1,681	4,208	378,470	382,678	6,051	---
Home equity	138	40	575	753	51,042	51,795	1,029	---
Other consumer loans	231	5	7	243	11,897	12,140	16	---
Tax exempt	---	---	---	---	16,693	16,693	---	---
Total	$3,230	$871	$5,831	$ 9,932	$909,108	$919,040	$12,288	$ ---

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

Details of impaired loans as of March 31, 2015 and December 31, 2014 follows:

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance:
Commercial real estate mortgages	$2,518	$2,571	$ ---	$1,606	$1,606	$ ---
Commercial and industrial	378	532	---	309	309	---
Commercial construction and land development	1,260	3,185	---	1,328	3,253	---
Agricultural and other loans to farmers	114	114	---	181	181	---
Residential real estate loans	860	890	---	389	419	---
Home equity loans	19	19	---	---	---	---
Other consumer	---	---	---	---	---	---
Subtotal	$5,149	$7,311	$ ---	$3,813	$5,768	$ ---
With an allowance:
Commercial real estate mortgages	$1,434	$1,434	$669	$1,986	$2,014	$776
Commercial and industrial	200	350	200	325	555	187
Commercial construction and land development	---	---	---	---	---	---
Agricultural and other loans to farmers	54	54	39	---	---	---
Residential real estate loans	---	---	---	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	10	10	1	10	10	1
Subtotal	$1,698	$1,848	$909	$2,321	$2,579	$964
Total	$6,847	$9,159	$909	$6,134	$8,347	$964

Details of impaired loans for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$2,501	$ 16	$2,310	$15
Commercial and industrial	498	1	737	1
Commercial construction and land development	1,260	---	1,902	---
Agricultural and other loans to farmers	124	2	62	---
Residential real estate mortgages	826	9	471	3
Home equity loans	19	---	21	---
Other consumer	---		12	---
Subtotal	$5,228	$ 28	$5,515	$19
With an allowance:
Commercial real estate mortgages	$1,434	$---	$ 460	$ ---
Commercial and industrial	191	---	248	---
Commercial construction and land development	---	---	---	---
Agricultural and other loans to farmers	54	---	---	---
Residential real estate mortgages	---	---	---	---
Home equity loans	---	---	---	---
Other consumer	10	---	---	---
Subtotal	$1,689	$---	$ 708	$ ---

Total	$6,917	$28	$6,223	$19

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

The following tables summarize the commercial loan portfolio as of March 31, 2015, and December 31, 2014, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

March 31, 2015	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$319,509	$72,206	$23,666	$31,140	$446,521
Other Assets Especially Mentioned	11,425	6,535	799	191	18,950
Substandard	12,249	3,756	1,260	217	17,482
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$343,183	$82,497	$25,725	$31,548	$482,953

December 31, 2014	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$302,376	$62,226	$23,290	$30,047	$417,939
Other Assets Especially Mentioned	11,501	7,349	---	193	19,043
Substandard	12,072	4,318	2,131	231	18,752
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$325,949	$73,893	$25,421	$30,471	$455,734

Allowance for Loan Losses: The allowance for loan losses (the “allowance”) is a reserve established through a provision for loan losses (the “provision”) charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The Bank’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with qualitative adjustments for current events and conditions.   The allowance calculation includes an adjustment for a Loss Emergence period, which improves the Bank’s ability to more accurately forecast probable losses that may exist in the loan portfolio, that may not have emerged into “problem loan” status. The Bank’s process for determining the appropriate level of the allowance is designed to account for credit deterioration as it occurs. The provision reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, and overall size of the loan portfolio, among other factors. The provision also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship level for all commercial loans. When a loan has a classification of substandard or worse, the Bank analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts contractually owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other observable considerations.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Bank calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool, net of any loans for which reserves are already established. The Bank’s pools of similar loans include similarly risk-graded groups of commercial real estate loans, commercial and industrial loans, commercial construction and development loans, municipal loans, residential mortgage loans, consumer revolving loans, and consumer installment loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Bank. In general, such valuation allowances are determined by evaluating, among other things: (i) changes in lending policies and procedures; (ii) economic and business conditions; (iii) changes in the volume and nature of the loan portfolio; (iv) experience, ability and depth of lending management and staff; (v) changes in asset quality and problem loan trends; (vi) quality of internal controls and effectiveness of loan review; (vii) concentrations of credit; (viii) external factors, including changes in competition, legal, and regulatory matters; and (ix) real estate market conditions and valuations of collateral.   Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. The results are then used to determine an appropriate general valuation allowance.

Loans identified as losses by management, external loan review and/or bank examiners, are charged-off. Furthermore, consumer loan accounts are charged-off based on regulatory requirements.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015, and 2014. The tables also provide details regarding the Bank’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969
Charged Off	(25)	(75)	---	(18)	---	(11)	(40)	---	(169)
Recoveries	34	1	---	12	129	7	---	---	183
Provision	23	219	(38)	63	32	55	136	5	495
Ending Balance	$ 4,500	$ 1,074	$ 107	$ 334	$ 2,875	$ 145	$ 367	$ 76	$ 9,478

of which:

Amount for loans individually evaluated
for impairment	$ 669	$ 200	$ --	$ 39	$ ---	$ ---	$ 1	$ ---	$ 909

Amount for loans collectively evaluated
for impairment	$ 3,831	$ 874	$ 107	$ 295	$ 2,875	$ 145	$ 366	$ 76	$ 8,569

Loans individually evaluated
for impairment	$ 3,687	$ 578	$ 1,260	$ 168	$ 388	$ ---	$ 10	$ ---	$ 6,091

Loans collectively evaluated
for impairment	$339,496	$81,919	$24,465	$31,380	$377,490	$11,355	$50,948	$16,576	$933,629

Three Months Ended March 31, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,825	$ 1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,475
Charged Off	---	(11)	---	(14)	(168)	(17)	(18)	---	(228)
Recoveries	6	2	---	---	1	9	---	---	18
Provision	(96)	397	(83)	29	129	77	(7)	11	457
Ending Balance	$ 4,735	$ 1,654	$ 231	$ 350	$ 1,128	$ 206	$ 239	$ 179	$ 8,722

of which:

Amount for loans individually
evaluated for impairment	$ 86	$ 459	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ 545

Amount for loans collectively
evaluated for impairment	$ 4,649	$ 1,195	$ 231	$ 350	$ 1,128	$ 206	$ 239	$ 179	$ 8,177

Loans individually evaluated
for impairment	$ 2,056	$ 1,256	$ 1,714	$ 59	$ ---	$ ---	$ ---	$ ---	$ 5,085

Loans collectively evaluated
for impairment	$324,554	$ 79,846	$10,753	$ 28,077	$337,799	$13,946	$49,199	$17,551	$861,725

Loan concentrations: Because of the Company’s proximity to Acadia National Park, a large part of the economic activity in the Bank’s area is generated from the hospitality business associated with tourism. At March 31, 2015, and December 31, 2014, loans to the lodging industry amounted to approximately $114,624 and $112,520, respectively.

Note 7: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the three months ended March 31, 2015 and 2014.

	Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income	Three Months Ended	Affected Line Item in the Statement Where Net Income is Presented
	3/31/2015
Unrealized gains and losses on available-for-sale securities
Tax (expense) or benefit	$ 619	Net(losses) gain on sales of investments
Net of tax	(217)	Provision for income taxes
	$ 402	Net income
Amortization of post retirement benefit plan
Amortization of actuarial gain/loss for supplemental executive retirement plan	(11)	Salaries and benefits
Tax (expense) or benefit	4	Provision for income taxes
Net of tax	$ (7)	Net income
Total reclassification for the period	$ 395	Net (loss) income, net of tax

Details about Accumulated Other Comprehensive Income	Three Months Ended	Affected Line Item in the Statement Where Net Income is Presented
	3/31/2014
Unrealized gains and losses on available-for-sale securities
Tax (expense) or benefit	$ 397	Net gain on sales of investments
Net of tax	(135)	Provision for income taxes
	$ 262	Net income
Amortization of post retirement benefit plan
Amortization of actuarial gain/loss for supplemental executive retirement plan	7	Salaries and benefits
Tax (expense) or benefit	2	Provision for income taxes
Net of tax	$ 5	Net income
Total reclassification for the period	$ 267	Net income, net of tax

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

At March 31, 2015, the Bank had four outstanding derivative instruments with notional amounts totaling $90,000. These derivative instruments were interest rate cap agreements. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At March 31, 2015, the Bank’s derivative instrument counterparties were credit rated “AA” by the major credit rating agencies.

The details of the Bank’s financial derivative instruments as of March 31, 2015 are summarized below:

Interest Rate Cap Agreements

Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at March 31, 2015	Fair Value at March 31, 2015

$25,000	06/02/21	3.00%	$ 922	$ 922	$ 464
$20,000	06/04/24	3.00%	$1,470	$1,470	$ 839
$20,000	10/21/21	3.00%	$ 632	$ 632	$ 428
$25,000	10/21/24	3.00%	$1,542	$1,542	$1,126

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

At March 31, 2015, the total fair value of the interest rate cap agreements was $2,857. The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method. In the first quarter of 2015, no premium amortization was required.  During the next twelve months, $8 of the total premiums will be recognized as increases to interest expense, increasing the interest expense related to the hedged borrowings.

A summary of the hedging related balances as of March 31, 2015 and December 31, 2014 follows:

	March 31, 2015
	Gross	Net of Tax
Unrealized loss on interest rate caps	$(1,709)	$(1,111)
Unamortized premium on interest rate caps	4,566	2,968
Total	$ 2,857	$ 1,857

	December 31, 2014
	Gross	Net of Tax
Unrealized losses on interest rate caps	$(1,111)	$(722)
Unamortized premium on interest rate caps	4,566	2,968
Total	$ 3,455	$2,246

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

The following tables summarize the net periodic benefit costs for the three months ended March 31, 2015, and 2014:

	Supplemental Executive Retirement Plans

Three Months Ended March 31,	2015	2014

Service cost	$ 17	$ 16
Interest cost	31	37
Net amortization of prior service cost and actuarial (gain)/loss	---	---
Actuarial loss on supplemental executive retirement plan, net of tax	11	7
Net periodic benefit cost	$ 59	$ 60

The Company is expected to recognize $234 of expense for the foregoing plans for the year ended December 31, 2015. The Company is expected to contribute $291 to the foregoing plans in 2015. As of March 31, 2015, the Company had contributed $75.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of March 31, 2015, and December 31, 2014:

	March 31, 2015	December 31, 2014

Commitments to originate loans	$29,265	$21,147
Unused lines of credit	$91,383	$92,817
Un-advanced portions of construction loans	$15,065	$23,434
Standby letters of credit	$ 375	$ 325

As of March 31, 2015, and December 31, 2014, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 11: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $4,935 at March 31, 2015, and December 31, 2014. In the third quarter of 2012 the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At March 31, 2015, and December 31, 2014, the balance of the core deposit intangible asset amounted to $539 and $562, respectively.

	March 31, 2015	December 31, 2014
Core deposit intangibles:
Gross carrying amount	$783	$783
Less: accumulated amortization	244	221
Net carrying amount	$539	$562

Amortization expense on the finite-lived intangible assets is expected to total $92 for each year from 2015 through 2020, then $8 for 2021.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$---	$307,628	$---	$307,628
US Government agencies	$---	$ 82,461	$---	$ 82,461
Private label	$---	$ 4,308	$---	$ 4,308
Obligations of states and political subdivisions thereof	$---	$ 90,505	$---	$ 90,505
Derivative assets	$---	$ 2,857	$---	$ 2,857

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Mortgage-backed securities:
US Government-sponsored enterprises	$---	$288,210	$---	$288,210
US Government agencies	$---	$ 83,346	$---	$ 83,346
Private label	$---	$ 4,524	$---	$ 4,524
Obligations of states and political subdivisions thereof	$---	$ 94,445	$---	$ 94,445
Derivative assets	$---	$ 3,455	$---	$ 3,455

The following tables present the carrying value of certain financial assets and financial liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Three Months Ended 3/31/15	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 3/31/15	Loss

Other real estate owned	$ ---	$ ---	$ 413	$ 413	$ ---
Collateral dependent impaired loans	$ ---	$ ---	$1,434	$1,434	$ ---

For the Twelve Months Ended 12/31/14	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/14	Loss

Other real estate owned	$ ---	$ ---	$ 523	$ 523	$397
Collateral dependent impaired loans	$ ---	$ ---	$1,986	$1,986	$ ---

The Company had total collateral dependent impaired loans with carrying values of $1,434 and $1,986 which had specific reserves included in the allowance of $670 and $776, at March 31, 2015 and December 31, 2014, respectively. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

Off-Balance Sheet Financial Instruments: The Company’s off-balance sheet instruments consist of loan commitments and standby letters of credit.  Fair values for standby letters of credit were insignificant.

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at March 31, 2015 and December 31, 2014, follows:

March 31, 2015	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 8,180	$8,180	$ ---	$ ---	$ 8,180
Federal Home Loan Bank stock	22,796	---	22,796	---	22,796
Loans, net	930,281	---	---	934,481	934,481
Interest receivable	5,496	5,496	---	---	5,496

Financial liabilities:
Deposits (with no stated maturity)	$470,094	$ ---	$470,094	$ ---	$470,094
Time deposits	394,844	---	396,830	---	396,830
Borrowings	486,604	---	487,740	---	487,740
Interest payable	516	516	---	---	516

December 31, 2014	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 9,800	$9,800	$ ---	$ ---	$ 9,800
Federal Home Loan Bank stock	21,354	---	21,354	---	21,354
Loans, net	910,055	---	---	913,784	913,784
Interest receivable	4,795	4,795	---	---	4,795

Financial liabilities:
Deposits (with no stated maturity)	$479,986	$ ---	$479,986	$ ---	$479,986
Time deposits	378,063	---	379,132	---	379,132
Borrowings	447,020	---	447,637	---	447,637
Interest payable	499	499	---	---	499

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three months ended March 31, 2015 and 2014, and financial condition at March 31, 2015 and December 31, 2014, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the first quarter of 2015 and 2014 was $898 and $990 respectively, of tax-exempt interest income from certain investment securities and loans.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $453 and $474 in the first quarter of 2015 and 2014, respectively,  which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

(xi)

The integrity of information systems are under significant threat from cyber attacks by thir parties, including thorough coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes; and

(xii)	The Company’s success in managing the risks involved in all of the foregoing matters.

Readers should carefully review all of these factors as well as the risk factors set forth in Item 1A- Risk Factors, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There may be other risk factors that could cause differences in future periods from those anticipated by management.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully enumerated in Note 1 to the Consolidated Financial Statements included in Item 8 of its December 31, 2014, report on Form 10-K. The reader of the financial statements should review these policies to gain a greater understanding of how the Company’s financial performance is reported.

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

For the three months ended March 31, 2015, the Company reported net income of $3,881, compared with $3,787 for the first quarter of 2014, representing an increase of $94, or 2.5%. The Company’s diluted earnings per share amounted to $0.64 for the quarter, unchanged compared with the first quarter of 2014.

 The Company’s annualized return on average shareholders’ equity amounted to 10.57% for the quarter, compared with 12.06% in the first quarter of 2014. The Company’s first quarter return on average assets amounted to 1.06%, compared with 1.11% in the first quarter of 2014.

As more fully enumerated in the following management discussion and analysis, the Company’s first quarter operating results were highlighted by a $418, or 3.8% increase in tax-equivalent net interest income, despite a seven basis point decline in the tax-equivalent net interest margin. Led by a $222, increase in realized securities gains, total non-interest income increased $226, or 10.7%, compared with the first quarter of 2014. The Company continued to focus on the management of its operating expenses, posting a first quarter efficiency ratio of 55.3%.

Led by growth in the loan and securities portfolios as well as the purchase of bank owned life insurance, total assets ended the quarter at $1,508,203, representing an increase of $48,883 or 3.3% compared with December 31, 2014. Total loans ended the first quarter at $939,759, representing an increase of $20,735, or 2.3%, compared with December 31, 2014. The credit quality of the loan portfolio remained relatively stable during the first three months of 2015. Total non-performing loans were essentially unchanged from December 31, 2014, while other delinquent and potential problem loans combined declined $1,207, or 7.2%.

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

Total Net Interest Income: For the three months ended March 31, 2015, net interest income on a tax equivalent basis amounted to $11,451, compared with $11,033 for the first quarter of 2014, representing an increase of $418, or 3.8%. The increase in first quarter 2015 tax-equivalent net interest income compared with the first quarter of 2014 was attributed to average earning asset growth of $82,213, or 6.1%, as the tax-equivalent net interest margin declined seven basis points.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three months ended March 31, 2015, and 2014:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

		2015			2014
	Average Balance	Interest	Weighted Average Rate	Average Balance	Interest	Weighted Average Rate
Interest Earning Assets:
Loans (1,3)	$ 933,708	$ 9,739	4.23%	$ 851,281	$ 9,123	4.35%
Securities (2,3)	464,419	4,153	3.63%	467,812	4,323	3.75%
Federal Home Loan Bank stock	21,912	94	1.74%	18,733	69	1.49%
Fed funds sold, money market funds, and time
deposits with other banks	---	---		---	---

Total Earning Assets	1,420,039	13,986	3.99%	1,337,826	13,515	4.10%

Non-Interest Earning Assets:
Cash and due from banks	4,632			3,734
Allowance for loan losses	(9,169)			(8,611)
Other assets (2)	71,303			48,721
Total Assets	$1,486,805			$1,381,670

Interest Bearing Liabilities:
Deposits	$ 780,825	$ 1,453	0.75%	$ 802,830	$ 1,437	0.73%
Borrowings	474,286	1,082	0.93%	376,873	1,045	1.12%
Total Interest Bearing Liabilities	1,255,111	2,535	0.82%	1,179,703	2,482	0.85%
Rate Spread			3.17%			3.25%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	75,513			67,751
Other liabilities	7,211			6,872
Total Liabilities	1,337,835			1,254,326
Shareholders' equity	148,970			127,344
Total Liabilities and Shareholders' Equity	$1,486,805			$1,381,670
Net interest income and net interest margin (3)		11,451	3.27%		11,033	3.34%
Less: Tax Equivalent adjustment		(453)			(474)
Net Interest Income		$10,998	3.14%		$10,559	3.20%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis..

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

For the three months ended March 31, 2015, the tax equivalent net interest margin amounted to 3.27%, compared with 3.34% in the first quarter of 2014, representing a decline of seven basis points. The decline in the net interest margin was attributed to an eleven basis point decline in the weighted average yield on earning assets, partially offset by a three basis point decline in the weighted average cost of interest bearing liabilities, compared with the first quarter of 2014.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2015	2014				2013
Quarter:	1	4	3	2	1	4	3	2
Interest Earning Assets:
Loans (1,3)	4.23%	4.19%	4.44%	4.26%	4.35%	4.33%	4.39%	4.55%
Securities (2,3)	3.63%	3.74%	3.50%	3.77%	3.75%	3.61%	3.33%	3.25%
Federal Home Loan Bank stock	1.74%	1.50%	1.32%	1.43%	1.49%	0.37%	0.39%	0.27%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	3.99%	4.00%	4.08%	4.05%	4.10%	4.03%	3.97%	4.06%

Interest Bearing Liabilities:
Deposits	0.75%	0.75%	0.73%	0.73%	0.73%	0.82%	0.82%	0.86%
Borrowings	0.93%	0.96%	0.89%	0.99%	1.12%	1.15%	1.27%	1.50%
Total Interest Bearing Liabilities	0.82%	0.82%	0.79%	0.82%	0.85%	0.93%	0.97%	1.06%

Rate Spread	3.17%	3.18%	3.29%	3.23%	3.25%	3.10%	3.00%	3.00%

Net Interest Margin (3)	3.27%	3.28%	3.38%	3.32%	3.34%	3.21%	3.12%	3.12%

Net Interest Margin without Tax Equivalent Adjustments	3.14%	3.15%	3.25%	3.18%	3.20%	3.07%	2.98%	2.99%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

For the three months ended March 31, 2015, the weighted average yield on average earning assets amounted to 3.99%, compared with 4.10% for first quarter of 2014, representing a decline of eleven basis points. As more fully discussed below, this decline was largely attributed to lower yields on the Bank’s loan and securities portfolio, each of which declined twelve basis points compared with the first quarter of 2014.

For the three months ended March 31, 2015, the weighted average cost of interest bearing liabilities amounted to 0.82%, compared with 0.85% for the first quarter of 2014, representing a decline of three basis points. As more fully discussed below, this principally reflected the ongoing re-pricing of maturing borrowings at historically low interest rates.

Interest and Dividend Income:  For the three months ended March 31, 2015, total interest and dividend income on a tax-equivalent basis amounted to $13,986, compared with $13,515 in the first quarter of 2014, representing an increase of $471, or 3.5%. The increase in interest and dividend income was attributed to average earning asset growth of $82,213, or 6.1%, as the weighted average earning asset yield declined eleven basis points to 3.99%.

For the three months ended March 31, 2015, total tax-equivalent interest income from the securities portfolio amounted to $4,153, representing a decline of $170, or 3.9%, compared with the first quarter of 2014. The decline in interest income from securities was principally attributed to a twelve basis point decline in the weighted average securities portfolio yield to 3.63%, combined with a $3,393 or 0.7% decline in total average securities, compared with the first quarter of 2014. The decline in the weighted average securities yield was principally attributed to the ongoing replacement of MBS cash flows in a historically low interest rate environment.

For the three months ended March 31, 2015, total tax-equivalent interest income from the loan portfolio amounted to $9,739, representing an increase of $616, or 6.8%, compared with the first quarter of 2014. The increase in interest income from loans was principally attributed to an $82,427 or 9.7% increase in the weighted average loan portfolio, partially offset by a twelve basis point decline in the weighted average loan yield to 4.23%.

Interest Expense: For the three months ended March 31, 2015, total interest expense amounted to $2,535, compared with $2,482 in the first quarter of 2014, representing an increase of $53, or 2.1%. The increase in interest expense was principally attributed to a $75,408 or 6.4% increase in total average interest bearing liabilities, partially offset by a three basis point decline in the weighted average cost of interest bearing liabilities, compared with the first quarter of 2014.

The decline in the first quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2014 was principally attributed to prevailing, historically low short-term and long-term market interest rates with borrowings being added or replaced at a lower cost. For the three months ended March 31, 2015, the total weighted average cost of interest bearing liabilities amounted to 0.82%, compared with 0.85% for the same quarter in 2014, representing a decline of three basis points. The weighted average cost of borrowed funds declined 19 basis points to 0.93%, while the weighted average cost of interest bearing deposits increased two basis points to 0.75%, compared with the first quarter of 2014. The increase in the weighted average cost of deposits was largely attributed to the maturity extension of certain short term brokered CD’s as a means to reduce the level of interest rate risk in a rising rate environment.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED MARCH 31, 2015 and 2014

INCREASES (DECREASES) DUE TO:

	Average Volume	Average Rate	Total Change

Loans (1,3)	$883	$(267)	$ 616
Securities (2,3)	(31)	(139)	(170)
Federal Home Loan Bank stock	12	13	25
Fed funds sold, money market funds, and time
deposits with other banks	---	---	---
TOTAL EARNING ASSETS	$864	$(393)	$ 471

Interest bearing deposits	(39)	55	16
Borrowings	269	(232)	37
TOTAL INTEREST BEARING LIABILITIES	$230	$(177)	$ 53

NET CHANGE IN NET INTEREST INCOME	$634	$(216)	$ 418

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

The overall credit quality of the Bank’s loan portfolio remained relatively stable during the three months ended March 31, 2015. Total non-performing loans amounted to $12,297 at March 31, 2015, essentially unchanged compared with December 31, 2014. Other delinquent and potential problem loans combined declined $1,207, or 7.2%.

For the three months ended March 31, 2015, the Bank recorded a provision of $495, compared with $457 in the first quarter of 2014, representing an increase of $38.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three months ended March 31, 2015, total non-interest income amounted to $2,342, compared with $2,116 for the same quarter in 2014, representing an increase of $226 or 10.7%.

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

For the three months ended March 31, 2015, trust and other financial service fees amounted to $945 compared with $972 in the first quarter of 2014, representing a decline of $27, or 2.8%. This decline was attributed to lower levels of revenue from retail brokerage activities. At March 31, 2015 total assets under management stood at $403,131, compared with $394,949 at December 31, 2014, representing an increase of $8,182 or 2.1%.

Service Charges on Deposit Accounts: Service charges on deposits are largely derived from customer overdraft fees. For the three months ended March 31, 2015, income from service charges on deposit accounts amounted to $198, compared with $226 in the first quarter of 2014, representing a decline of $28, or 12.4%. The Bank has not been aggressive in selling its fee based overdraft products as a cautionary measure in light of continued regulatory pressure on the banking industry including the Consumer Financial Protection Bureau, which was established by the Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”).

Debit Card Service Charges and Fees: For the three months ended March 31, 2015, income generated from debit card service charges and fees amounted to $366, compared with $344 in the first quarter of 2014, representing an increase of $22 or 6.4%. This increase was attributed to continued growth of the Bank’s retail deposit base and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three months ended March 31, 2015, the Bank recorded net realized securities gains of $619, compared with net realized securities gains of $397 in the first quarter of 2014, representing an increase of $222, or 55.9%. The realized securities gains reflected Bank management’s strategy of lowering the duration of the securities portfolio and its overall interest rate risk profile.

Other Operating Income

For the three months ended March 31, 2015, total other operating income amounted to $214, compared with $177 in the first quarter of 2014, representing an increase of $37, or 20.9%. The increase in other operating income was attributed to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) during the current quarter. Further information regarding BOLI is incorporated by reference to the below Financial Condition management discussion and analysis covering Bank Owned Life Insurance in this report on Form 10-Q.

Non-interest Expense

For the three months ended March 31, 2015, total non-interest expense amounted to $7,333, compared with $6,846 in the first quarter of 2014, representing an increase of $487, or 7.1%.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three months ended March 31, 2015, total salaries and employee benefits expense amounted to $4,352, compared with $3,916 in the first quarter of 2014, representing an increase of $436, or 11.1%.

The increase in salaries and employee benefits were attributed to a variety of factors including normal increases in base salaries, higher levels of employee health insurance, higher levels of employee incentive compensation, as well as increases in staffing levels and strategic changes in staffing mix.

Occupancy Expense: For the three months ended March 31, 2015, total occupancy expense amounted to $580, compared with $564 in the first quarter of 2014, representing an increase of $16, or 2.8%. This increase was largely attributed to higher levels of grounds maintenance expense, including snow removal.

Furniture and Equipment Expense: For the three months ended March 31, 2015, total furniture and equipment expense amounted to $565, compared with $513 in the first quarter of 2014, representing an increase of $52, or 10.1%. This increase was largely attributed to a variety of technology upgrades and certain new technology systems and applications.

Other Operating Expenses: For the three months ended March 31, 2015, total other operating expenses amounted to $1,539, compared with $1,566 in the first quarter of 2014, representing a decline of $27, or 1.7%. This decline was principally attributed to lower levels of loan collection and other real estate owned expenses.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses by the sum of tax-equivalent net interest income and non-interest income other than net securities gains, other-than-temporary impairments, and other significant non-recurring expenses. For the three months ended March 31, 2015, the Company’s efficiency ratio amounted to 55.3%, compared with 53.4% in the first quarter of 2014.

Income Taxes

For the three months ended March 31, 2015, total income taxes amounted to $1,631, compared with $1,585 in the first quarter of 2014, representing an increase of $46, or 2.9%.

The Company's effective tax rate for the three months ended March 31, 2015 amounted to 29.6%, compared with 29.5% in the first quarter of 2014. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.  Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at March 31, 2015, represented 62.3% and 32.2%, respectively, of total assets, compared with 63.0% and 32.2%, respectively, at December 31, 2014.

At March 31, 2015, the Company’s total assets stood at $1,508,203, compared with $1,459,320 at December 31, 2014, representing an increase of $48,883, or 3.3%.

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

Securities available for sale represented 100% of total securities at March 31, 2015, and December 31, 2014. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At March 31, 2015, total net unrealized securities gains amounted to $14,419, compared with net unrealized gains of $12,155 at December 31, 2014. The unrealized gains at March 31, 2015 and December 31, 2014 were attributed to market interest rates, which declined significantly since the date the securities were purchased.

Total Securities: At March 31, 2015, total securities amounted to $484,902, compared with $470,525 at December 31, 2014, representing an increase of $14,377, or 3.1%. The securities purchased during the first quarter of 2015 consisted of MBS issued and guaranteed by U.S. Government agencies and sponsored-enterprises, and to a lesser extent, obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of March 31, 2015 and December 31, 2014:

March 31, 2015 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$299,088	$ 9,373	$833	$307,628
US Government agency	80,762	1,969	270	82,461
Private label	3,544	780	16	4,308
Obligations of states and political subdivisions thereof	87,089	3,710	294	90,505
Total	$470,483	$15,832	$1,413	$484,902

December 31, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$282,217	$7,530	$ 1,537	$288,210
US Government agency	82,249	1,626	529	83,346
Private label	3,723	815	14	4,524
Obligations of states and political subdivisions thereof	90,181	4,516	252	94,445
Total	$458,370	$14,487	$ 2,332	$470,525

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at March 31, 2015, amounted to an excess of $1,413, or 0.3% of the amortized cost of the total securities portfolio. At December 31, 2014 this amount represented an excess of $2,332, or 0.5% of the amortized cost of the total securities portfolio. As of March 31, 2015, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $940, compared with $434 at December 31, 2014.

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”).  If a decline in the fair value of an available for sale security is judged to be OTTI, a charge is recorded in pre-tax earnings equal to the estimated credit losses inherent in the security.

Further information regarding impaired securities, OTTI securities and evaluation of securities for impairment is incorporated by reference to above Notes 2 under the caption “Other Than Temporary Impairments on Investment Securities” of the interim unaudited consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

Loans

Total Loans: At March 31, 2015, total loans stood at $939,759, compared with $919,024 at December 31, 2014, representing an increase of $20,735, or 2.3%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	March 31, 2015	December 31, 2014

Commercial real estate mortgages	$343,183	$325,949
Commercial and industrial	82,497	73,893
Commercial construction and land development	25,725	25,421
Agricultural and other loans to farmers	31,548	30,471
Total commercial loans	482,953	455,734

Residential real estate mortgages	377,878	382,678
Home equity loans	50,958	51,795
Other consumer loans	11,355	12,140
Total consumer loans	440,191	446,613

Tax exempt loans	16,576	16,693

Net deferred loan costs and fees	39	(16)
Total loans	939,759	919,024
Allowance for loan losses	(9,478)	(8,969)
Total loans net of allowance for loan losses	$930,281	$910,055

Commercial Loans: At March 31, 2015, total commercial loans amounted to $482,953, compared with $455,734 at December 31, 2014, representing an increase of $27,219, or 6.0%.

Commercial loan growth has generally been challenged by a still-recovering economy, continued economic uncertainty, diminished demand, and strong competition for quality loans. Bank management attributes the growth of commercial loans to an effective business banking team, deep local market knowledge, sustained new business development efforts, and a resilient local economy that has been faring better than the nation as a whole.

Consumer Loans: At March 31, 2015, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $440,191, compared with $446,613 at December 31, 2014, representing a decline of $6,422, or 1.4%.  Loans originated and closed by the Bank during the first three months of 2015 were more than offset by loan re-financings and scheduled principal amortization from the existing residential real estate loan portfolio.

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, and oversight from the Bank’s Senior Credit Officer, the Bank's Management Loan Committee, the Directors’ Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed by an independent loan review consulting firm, which reports to the Audit Committee of the Board of Directors.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	March 31,	December 31,
	2015	2014

Commercial real estate mortgages	$ 3,229	$ 3,156
Commercial and industrial loans	569	624
Commercial construction and land development	1,260	1,328
Agricultural and other loans to farmers	72	84
Total commercial loans	5,130	5,192

Residential real estate mortgages	5,997	6,051
Home equity loans	1,153	1,029
Other consumer loans	17	16
Total consumer loans	7,167	7,096

Total non-accrual loans	12,297	12,288
Accruing loans contractually past due 90 days or more	---	---
Total non-performing loans	$12,297	$12,288

Allowance for loan losses to non-performing loans	77.1%	73.0%
Non-performing loans to total loans	1.31%	1.34%
Allowance to total loans	1.01%	0.98%

At March 31, 2015, total non-performing loans amounted to $12,297, compared with $12,288 at December 31, 2014, representing an increase of $9.

Non-performing commercial real estate mortgages totaled to $3,229 at March 31, 2015, up from $3,156 at December 31, 2014. At March 31, 2015, non-performing commercial real estate mortgages were represented by fifteen business relationships, with outstanding balances ranging from $13 to $1,209.

Non-performing commercial and industrial loans totaled $569 at March 31, 2015, down from $624 at December 31, 2014.  At March 31, 2015, non-performing commercial and industrial loans were represented by twelve business relationships, with outstanding balances ranging from $6 to $170.

Non-performing commercial construction and land development loans totaled $1,260 at March 31, 2015, down from $1,328 at December 31, 2014. At March 31, 2015, non-performing commercial construction and land development loans were entirely represented by a commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the remaining housing units.

Non-performing residential real estate mortgages totaled $5.997 at March 31, 2015, down from $6,051 at December 31, 2014. At March 31, 2015, non-performing residential real estate loans were represented by thirty-seven, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $7 to $2,516.

Non-performing home equity loans totaled $1,153 at March 31, 2015, up from $1,029 at December 31, 2014. At March 31, 2015, non-performing home equity loans were represented by six relationships with outstanding balances ranging from $2 to $450.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio as of March 31, 2015, Bank management is cognizant of the still-recovering real estate market, elevated unemployment rates and soft economic conditions overall. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $3,482 and $3,120 at March 31, 2015 and December 31, 2014, or 0.37% and 0.34% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At March 31, 2015, the Bank identified twenty-seven commercial relationships totaling $11,966 as potential problem loans, or 1.27% of total loans. At December 31, 2014, the Bank identified twenty-seven commercial relationships totaling $13,534 as potential problem loans, or 1.47% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

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

As of March 31, 2015, the Bank had two agricultural loans to two relationships totaling $113, three commercial real estate loans to two relationships totaling $753, six commercial and industrial loans to four relationships totaling $163, three residential real estate loans to three relationships totaling $860, one home equity loan for $19, and one other consumer loan for $10, that were classified as TDRs.  At March 31, 2015, eight of these TDRs totaling $364 were classified as non-accrual, one residential real estate loan for $225 was past due 30 days or more and still accruing.

As of December 31, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, one agricultural loan,  and one other consumer loan, to nine relationships totaling $1,449 that were classified as TDRs. At December 31, 2014, seven of these TDRs totaling $357 were classified as non-accrual, and none were past due 30 days or more and still accruing.

Allowance for Loan Losses: At March 31, 2015, the allowance for loan losses (the “allowance”) stood at $9,478, compared with $8,969 at December 31, 2014, representing an increase of $509, or 5.7%. The moderate increase in the allowance from December 31, 2014 was largely attributed to loan growth as well as changes in the overall mix of non-performing and potential problem loans. At March 31, 2015, the allowance expressed as a percentage of non-performing loans stood at 77.1%, up from 73.0% at December 31, 2014. At March 31, 2015, the allowance expressed as a percentage of total loans stood at 1.01%, up from 0.98% at December 31, 2014.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $1,434 as of March 31, 2015, compared with $1,986 as of December 31, 2014.  The related allowances for loan losses on these loans amounted to $670 as of March 31, 2015, compared with $776 as of December 31, 2014.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the three-month periods ended March 31, 2015 and 2014.

ALLOWANCE FOR LOAN LOSSES

THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

	2015	2014

Balance at beginning of period	$8,969	$8,475
Charge-offs:
Commercial real estate mortgages	25	---
Commercial and industrial	75	11
Commercial construction and land development	---	---
Agricultural and other loans to farmers	18	14
Residential real estate mortgages	---	168
Other consumer loans	11	17
Home equity loans	40	18
Tax exempt loans	---	---
Total charge-offs	169	228

Recoveries:
Commercial real estate mortgages	$ 34	$ 6
Commercial and industrial loans	1	2
Commercial construction and land development	---	---
Agricultural and other loans to farmers	12	---
Residential real estate mortgages	129	1
Other consumer loans	7	9
Home equity loans	---	---
Tax exempt loans	---	---
Total recoveries	183	18

Net (recoveries) charge-offs	(14)	210
Provision charged to operations	495	457
Balance at end of period	$9,478	$8,722

For the three months ended March 31, 2015, the Bank recorded net recoveries on previously charged-off loans amounting to $14, compared with net charge-offs of $210 in the first quarter of 2014.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the three months ended March 31, 2015.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at March 31, 2015 is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At March 31, 2015, the Bank’s OREO amounted to $413, compared with $523 as of December 31, 2014, representing a decrease of $110, or 21.0%.  Three residential and two commercial properties comprised the March 31, 2015 balance of OREO.

During the three months ended March 31, 2015, no properties were added to OREO.  There were no write-downs and one OREO property was sold for $110. There were gains of $64 recorded on the property that was sold.

Bank Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain current and retired employees who had provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received in excess of the cash value, are recorded in other non-interest income, and are not subject to income taxes. The cash surrender value of the BOLI is included on the Company’s consolidated balance sheet.

At March 31, 2015, the cash surrender value of BOLI amounted to $23,246, compared with $8,141 at December 31, 2014, representing an increase of $15,105, or 185.5%. The increase in BOLI was attributed to additional purchases during the current quarter and, to a lesser extent, increases in the cash surrender value of the policies.

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

At March 31, 2015, total deposits stood at $864,938, compared with $858,049 at December 31, 2014, representing an increase of $6,889, or 0.8%.  The Bank’s demand deposits and NOW accounts experienced a combined seasonal decline of $15,912, or 6.8%, compared with December 31, 2014. This decline was more than offset with a $6,020, or 2.4%, increase in savings and money market accounts and a $16,781, or 4.4%, increase in time deposits. The increase in time deposits was attributed to brokered deposits obtained from the national market, which were used to replace seasonal deposit outflows as well as earning asset growth.

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

At March 31, 2015, total borrowings amounted to $486,604, compared with $447,020 at December 31, 2014, representing an increase of $39,584, or 8.9%. The increase in total borrowings was utilized to replace seasonal deposit outflows as well as first quarter earning asset growth.

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

Capital Ratios: The Company and the Bank are subject to the risk-based capital guidelines administered by the Company’s and the Bank's principal regulators. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk-weighted assets and off-balance sheet items. Effective January 1, 2015, the Company and the Bank adopted the Base; III capital adequacy rules which, among other changes added a new risk-weighted capital measure Common Equity Tier I (“CETI”).  The new Basel III capital adequacy guidelines require all banks and bank holding companies to maintain minimum capital ratios of:

•

Common Equity Tier I of 4.5%

•

Total risk-based capital to risk-weighted assets of 8.0%

•

Tier I capital to total risk-weighted assets of 6.0%

•

Tier I capital to average assets (“Leverage Ratio”) of 4.0%

Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company's financial statements.

As depicted in the table below, as of March 31, 2015, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the Basel III capital adequacy guidelines, a well-capitalized institution must maintain the following capital ratios:

•

Common Equity Tier I of 6.5%

•

Total risk-based capital to risk-weighted assets of 10.0%

•

Tier I capital to total risk-weighted assets of 8.0%

•

Tier I capital to average assets  (“Leverage Ratio”) of 5.0%

The following tables set forth the Company's and the Bank’s regulatory capital at March 31, 2015 and December 31, 2014, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
As of March 31, 2015	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio

Total Capital
(To Risk-Weighted Assets)
Consolidated	$151,760	16.57%	$73,266	8.0%	N/A
Bank	$153,490	16.77%	$73,209	8.0%	$91,511	10.0%

Common Equity Tier 1
(To Risk-Weighted Assets)
Consolidated	$137,162	14.98%	$41,212	4.5%	N/A
Bank	$138,892	15.18%	$41,180	4.5%	$59,482	6.5%

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$137,162	14.98%	$54,950	6.0%	N/A
Bank	$138,892	15.18%	$54,907	6.0%	$73,209	8.0%

Leverage Capital Ratio
Total Capital
(To Total Assets for Leverage Ratio)
Consolidated	$137,162	9.26%	$59,266	4.0%	N/A
Bank	$138,892	9.38%	$59,233	4.0%	$ ---	5.0%

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
As of December 31, 2014	Actual Amount	Ratio	Required Amount	Ratio	Required Amount	Ratio

Total Capital
(To Risk-Weighted Assets)
Consolidated	$148,188	17.24%	$68,766	8.0%	N/A
Bank	$149,546	17.42%	$68,697	8.0%	$85,871	10.0%

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$134,099	15.60%	$34,383	4.0%	N/A
Bank	$135,457	15.77%	$34,348	4.0%	$51,522	6.0%

Tier 1 Capital
(To Average Assets)
Consolidated	$134,099	9.30%	$57,689	4.0%	N/A
Bank	$135,457	9.40%	$57,656	4.0%	$72,070	5.0%

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

The Company paid a regular cash dividend of 24.5 cents per share of common stock in the first quarter of 2015, representing a post-stock split (effectuated as a large stock dividend) adjusted increase of 2.83 cents, or 13.1%, compared with the first quarter of 2014.

The Company's Board of Directors recently declared  a second quarter 2015 regular cash dividend of 25.0 cents per share of Company common stock, representing a post-stock split (effectuated as a large stock dividend) adjusted increase of 2.7 cents, or 12.0%, compared with the second quarter of 2014. The quarterly cash dividend is payable to all Company stockholders of record as of the close of business May 15, 2015, and will be paid on June 15, 2015. This represented the sixteenth consecutive quarter where the Company increased its quarterly cash dividend to shareholders.

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

As of March 31, 2015, the Company had repurchased 157,757 shares of stock under this plan, at a total cost of $2,945 and an average price of $18.67 per share. During the three months ended March 31, 2015, the Company did not repurchase any shares under the plan.  The Company records repurchased shares as treasury stock.

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

At March 31, 2015, commitments under existing standby letters of credit totaled $375, compared with $325 at December 31, 2014. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank’s commitments to extend credit as of March 31, 2015 and December 31, 2014:

COMMITMENTS TO EXTEND CREDIT

	March 31, 2015	December 31, 2014

Commitments to originate loans	$ 29,265	$ 21,147
Unused lines of credit	91,383	92,817
Un-advanced portions of construction loans	15,065	23,434
Total	$135,713	$137,398

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

At March 31, 2015 and December 31, 2014, the Bank had four outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate cap agreements, with notional principal amounts totaling $90,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The interest rate cap agreements were purchased by the Bank to limit its exposure to rising interest rates and were designated as cash flow hedges.

Further information covering the Bank’s derivative instruments is incorporated by reference to Part I, Item 1, Note 8 of the Consolidated Financial Statements in this Quarterly Report on Form 10-K.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of at least 4.0% of total assets over the 30-day horizon. At March 31, 2015, liquidity, as measured by the basic surplus/deficit model, was 4.9% over the 30-day horizon and 3.8% over the 90-day horizon.

At March 31, 2015, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $125 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At March 31, 2015, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $156,827, or 10.4% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

In January 2015, FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20),“Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). This ASU eliminates from U.S. GAAP the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Management intends to adopt ASU 2015-01 on January 1, 2016 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

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

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Topic 310), “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company’s adoption of ASU 2014-04 on January 1, 2015 did not have a material effect on the Company’s consolidated financial statements.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of March 31, 2015, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% to 0.25% and the two-year U.S. Treasury Note of 0.56% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

MARCH 31, 2015

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (250)	$(1,058)
Net interest income (%)	-0.57%	-2.42%
Year 2
Net interest income ($)	$(2,882)	$(2,122)
Net interest income (%)	-6.58%	-4.85%

As more fully discussed below, the March 31, 2015, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one and two-year horizons (i.e., moderately exposed to rising interest rates).

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

The Federal Reserve has maintained short-term interest rates at historically low levels for an extended period of time, threatening net interest income. Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curve, and changes in the size and composition of the Bank’s loan, investment and deposit portfolios.

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

Item 1A: Risk Factors

We believe the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2014, continue to represent the most significant risks to our future results of operations and financial conditions, without modification or amendment.  Please refer to such risk factors listed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

BAR HARBOR BANKSHARES (Registrant)

/s/Curtis C. Simard

Date: May 7 , 2015	Curtis C. Simard
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: May 7, 2015	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3.1		Articles of Incorporation, as amended to date (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

3.2		Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4		Instruments Defining Rights of Security Holders.

4.1		Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2		Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3		Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4		Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1	*

Change in Control, Confidentiality and Noncompetition Agreement with Robert P. Gerseny JD, dated February 17, 2015, President of Bar Harbor Trust Services and Senior Vice President Bar Harbor Bank & Trust (incorporated herein by reference to Form 8-K, Item 1.01 and Item 9.01, Exhibit 10.1, filed with the Commission on February 19, 2015).

10.2	*

2015 through 2017 Long Term Executive Incentive Plan applicable to certain executive officers of the Company and its wholly owned first tier bank and second tier trust company subsidiaries, including the Company’s named executive officers (incorporated by reference to Form 8-K, Items 5.02 and 9.01, Exhibit 10.1, filed with the Commission on February 19, 2015).

10.3	*

2015 Annual Incentive Plan and designated target awards for fiscal year 2015 (calculated as a percentage of base salary) for certain executive officers of the Company and its wholly owned first tier bank and second tier trust company subsidiaries, including the Company’s named executive officers (incorporated by reference to Form 8-K, Items 5.02(e), filed with the Commission on January 22, 2015).

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

101

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*Management contract or compensatory arrangement.