Form 10-Q
period 2015-06-30
BAR HARBOR BANKSHARES
filed 2015-08-06
CIK 743367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT): YES: ☐ NO: ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class of Common Stock	Number of Shares Outstanding – August 3, 2015
$2.00 Par Value	5,989,262

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited):

	Consolidated Balance Sheets at June 30, 2015 and December 31, 2014	3

	Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014	4

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014	5

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2015 and 2014	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	7

	Notes to Consolidated Interim Financial Statements	8-35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35-60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60-63

Item 4.	Controls and Procedures	63

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	64

Item 4.	Mine Safety Disclosures	64

Item 5.	Other Information	64

Item 6.	Exhibits	65

Signatures		65

Exhibit Index		66

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

(Dollars in thousands, except share and per share data)

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$ 17,038	$ 9,800
Securities available for sale, at fair value (amortized cost of $472,903 and $458,370, respectively)	480,138	470,525
Federal Home Loan Bank stock	23,593	21,354
Loans	983,244	919,024
Allowance for loan losses	(9,099)	(8,969)
Loans, net of allowance for loan losses	974,145	910,055
Premises and equipment, net	20,970	20,518
Goodwill	4,935	4,935
Bank owned life insurance	23,411	8,141
Other assets	15,779	13,992
TOTAL ASSETS	$1,560,009	$1,459,320

Liabilities
Deposits:
Demand and other non-interest bearing deposits	$ 72,799	$ 78,802
NOW accounts	142,090	153,499
Savings and money market deposits	244,151	247,685
Time deposits	431,076	378,063
Total deposits	890,116	858,049
Short-term borrowings	372,274	313,520
Long-term advances from Federal Home Loan Bank	136,890	128,500
Junior subordinated debentures	5,000	5,000
Other liabilities	7,073	7,964
TOTAL LIABILITIES	1,411,353	1,313,033

Shareholders' equity
Capital stock, par value $2.00; authorized 20,000,000 and 10,000,000 shares;
issued 6,788,407 shares at June 30, 2015 and December 31, 2014, respectively	13,577	13,577
Surplus	21,131	20,905
Retained earnings	117,950	113,149
Accumulated other comprehensive income:
Prior service cost and unamortized net actuarial losses on employee benefit plans, net of tax of $256 and $251, at June 30, 2015 and December 31, 2014,
respectively	(475)	(488)
Net unrealized appreciation on securities available for sale, net of tax
of $2,267 and $3,997, at June 30, 2015 and December 31, 2014, respectively	4,212	7,423
Portion of OTTI attributable to non-credit gains, net of tax of $265 and $257, at
June 30, 2015 and December 31, 2014, respectively	491	478
Net unrealized depreciation on derivative instruments, net of tax
of $476 and $389, at June 30, 2015 and December 31, 2014, respectively	(884)	(722)
Total accumulated other comprehensive income	3,344	6,691
Less: cost of 803,451 and 842,082 shares of treasury stock at June 30, 2015 and
December 31, 2014, respectively	(7,346)	(8,035)

TOTAL SHAREHOLDERS' EQUITY	148,656	146,287

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,560,009	$1,459,320

 All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$ 9,645	$ 9,205	$ 19,322	$ 18,269
Interest on securities	3,732	4,077	7,494	7,985
Dividend on FHLB stock	95	69	189	138
Total interest and dividend income	13,472	13,351	27,005	26,392

Interest expense:
Deposits	1,460	1,462	2,913	2,899
Short-term borrowings	253	156	492	280
Long-term debt	873	869	1,716	1,790
Total interest expense	2,586	2,487	5,121	4,969

Net interest income	10,886	10,864	21,884	21,423
Provision for loan losses	400	428	895	885
Net interest income after provision for loan losses	10,486	10,436	20,989	20,538

Non-interest income:
Trust and other financial services	985	1,102	1,930	2,074
Service charges on deposit accounts	255	276	453	502
Debit card income	402	376	768	720
Net securities gains	587	350	1,206	747
Other operating income	274	189	488	366
Total non-interest income	2,503	2,293	4,845	4,409

Non-interest expense:
Salaries and employee benefits	4,269	4,283	8,621	8,199
Occupancy expense	567	544	1,147	1,108
Furniture and equipment expense	580	524	1,145	1,037
Debit card expenses	112	100	208	197
FDIC insurance assessments	210	175	411	365
Other operating expense	1,863	1,735	3,402	3,301
Total non-interest expense	7,601	7,361	14,934	14,207

Income before income taxes	5,388	5,368	10,900	10,740
Income taxes	1,515	1,511	3,146	3,096

Net income	$ 3,873	$ 3,857	$ 7,754	$ 7,644

Per Common Share Data:
Basic earnings per share	$ 0.65	$ 0.65	$ 1.30	$ 1.29
Diluted earnings per share	$ 0.64	$ 0.65	$ 1.28	$ 1.28

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,
	2015	2014
Net income	$ 3,873	$ 3,857
Other comprehensive income:
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($2,308) and $2,903, respectively	(4,288)	5,635
Less reclassification adjustment for net gains related to securities available for sale included in net income,
net of tax of ($205) and ($119), respectively	(382)	(231)
Net unrealized appreciation on interest rate derivatives, net of tax of $122 and $25, respectively	227	49
Actuarial loss on supplemental executive retirement plan, net of related tax of $3 and $2, respectively	6	4
Total other comprehensive (loss) income	(4,437)	5,457
Total comprehensive (loss) income	$ (564)	$ 9,314

	Six Months Ended June 30,
	2015	2014
Net income	$ 7,754	$ 7,644
Other comprehensive income:
Net unrealized (depreciation) appreciation on securities available for sale, net of tax of ($1,299) and $5,948, respectively	(2,414)	11,547
Less reclassification adjustment for net gains related to securities available for sale included in net income,
net of tax of ($422) and ($254), respectively	(784)	(493)
Net unrealized (depreciation) appreciation on interest rate derivatives, net of tax of ($87) and $25, respectively	(162)	49
Actuarial loss on supplemental executive retirement plan, net of related tax of ($5) and $5, respectively	13	9
Total other comprehensive (loss) income	(3,347)	11,112
Total comprehensive income	$ 4,407	$18,756

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands, except share and per share data)

(unaudited)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total Shareholders' Equity
Balance December 31, 2013	$ 9,051	$25,085	$103,907	$(7,940)	$(8,724)	$121,379
Net income	---	---	7,644	---	---	7,644
Total other comprehensive income	---	---	---	11,112	---	11,112
Dividend declared:
Common stock ($0.440 per share)	---	---	(2,602)	---	---	(2,602)
Purchase of Treasury Stock (327 shares)	---	---	---	---	(8)	(8)
Stock options exercised (16,923 shares), including related tax effects	---	19	(8)	---	312	323
Three-for-two stock split	4,526	(4,526)	---	---	---	---
Recognition of stock based compensation expense	---	167	---	---	---	167
Restricted stock grants (2,878 shares)	---	(53)	---	---	53	---
Balance June 30, 2014	$13,577	$20,692	$108,941	$ 3,172	$(8,367)	$138,015

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive income (loss)
					Treasury Stock	Total Shareholders' Equity
Balance December 31, 2014	$13,577	$20,905	$113,149	$ 6,691	$(8,035)	$146,287
Net income	---	---	7,754	---	---	7,754
Total other comprehensive income	---	---	---	(3,347)	---	(3,347)
Dividend declared:
Common stock ($0.4950 per share)	---	---	(2,952)	---	---	(2,952)
Purchase of Treasury Stock (221 shares)	---	---	---	---	(8)	(8)
Stock options exercised (35,312 shares) including related tax effects	---	99	(1)	---	633	731
Recognition of stock based compensation expense	---	191	---	---	---	191
Restricted stock grants (3,540 shares)	---	(64)	---	---	64	---
Balance June 30, 2015	$13,577	$21,131	$117,950	$ 3,344	$(7,346)	$148,656

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands)

(unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$ 7,754	$ 7,644
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	861	799
Amortization of core deposit intangible	46	47
Provision for loan losses	895	885
Net securities gains	(1,206)	(747)
Net amortization of bond premiums and discounts	1,302	1,393
Recognition of stock based expense	191	98
Gains on sale of other real estate owned	(64)	---
Net change in other assets	(15,576)	(3,252)
Net change in other liabilities	(891)	(515)
Net cash (used in) provided by operating activities	(6,688)	6,352

Cash flows from investing activities:
Purchases of securities available for sale	(89,314)	(62,236)
Proceeds from maturities, calls and principal paydowns of mortgage-backed securities	54,257	28,483
Proceeds from sales of securities available for sale	20,428	22,221
Net increase in Federal Home Loan Bank stock	(2,239)	(2,826)
Net loans made to customers	(64,985)	(49,008)
Proceeds from sale of other real estate owned	110	44
Capital expenditures	(1,313)	(1,063)
Net cash used in investing activities	(83,056)	(64,385)

Cash flows from financing activities:
Net increase in deposits	32,067	1,320
Net increase (decrease) in securities sold under repurchase agreements and fed funds purchased	11,654	(6,688)
Proceeds from Federal Home Loan Bank advances	66,493	89,200
Repayments of Federal Home Loan Bank advances	(11,003)	(20,990)
Purchases of Treasury Stock	(8)	(8)
Proceeds from stock option exercises, including excess tax benefits	731	323
Restricted stock grant	---	69
Payments of dividends	(2,952)	(2,602)
Net cash provided by financing activities	96,982	60,624

Net increase in cash and cash equivalents	7,238	2,591
Cash and cash equivalents at beginning of period	9,800	9,200
Cash and cash equivalents at end of period	$ 17,038	$ 11,791

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 5,146	$ 4,986
Income taxes	2,495	2,885

Schedule of noncash investing activities:
Transfers from loans to other real estate owned	$ ---	$ 320

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

BAR HARBOR BANKSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2015

(Dollars in thousands, except share and per share data)

(unaudited)

Note 1: Basis of Presentation

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All inter-company transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The net income reported for the three and six months ended June 30, 2015, is not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other interim periods.

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

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information indicates that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. As of June 30, 2015, and December 31, 2014, there was no valuation allowance for deferred tax assets.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting for business combinations. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. The Company completes its annual goodwill impairment test as of December 31 of each year. The impairment testing process is conducted by assigning assets and goodwill to each reporting unit. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. The Company first assesses certain qualitative factors to determine if it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is more-likely-than-not that the fair value of the reporting unit is less than the carrying value, then the fair value of each reporting unit is compared to the recorded book value “step one.” If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. At December 31, 2014, there was no indication of impairment that led the Company to believe it needed to perform a two-step test.

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

Note 4: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, such as the Company’s dilutive stock options and awards.

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2015, and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income available to common shareholders	$ 3,873	$ 3,857	$ 7,754	$ 7,644

Weighted average common shares outstanding
Basic	5,973,758	5,921,025	5,963,704	5,916,387
Effect of dilutive employee stock options and awards	90,655	39,817	86,418	40,114
Diluted	6,064,413	5,960,842	6,050,122	5,956,501

Anti-dilutive options excluded from earnings per share calculation	10,950	93,093	11,197	97,482

Per Common Share Data:
Basic earnings per share	$ 0.65	$ 0.65	$ 1.30	$ 1.29
Diluted earnings per share	$ 0.64	$ 0.65	$ 1.28	$ 1.28

All share and per share amounts have been adjusted to reflect the effect of the 3-for-2 stock split (dividend) during May 2014.

Note 5: Securities Available For Sale

The following tables summarize the securities available for sale portfolio as of June 30, 2015, and December 31, 2014:

June 30, 2015 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$294,017	$ 6,535	$2,414	$298,138
US Government agency	81,698	1,601	635	82,664
Private label	3,034	745	7	3,772
Obligations of states and political subdivisions thereof	94,154	2,517	1,107	95,564
Total	$472,903	$11,398	$4,163	$480,138

December 31, 2014 Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Estimated Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$282,217	$ 7,530	$1,537	$288,210
US Government agency	82,249	1,626	529	83,346
Private label	3,723	815	14	4,524
Obligations of states and political subdivisions thereof	90,181	4,516	252	94,445
Total	$458,370	$14,487	$2,332	$470,525

Securities Maturity Distribution: The following table summarizes the maturity distribution of the amortized cost and estimated fair value of securities available for sale as of June 30, 2015. Actual maturities may differ from the final maturities noted below because issuers may have the right to prepay or call certain securities. In the case of MBS, actual maturities may also differ from expected maturities due to the amortizing nature of the underlying mortgage collateral, and the fact that borrowers have the right to prepay.

Securities Available for Sale	Amortized Cost	Estimated Fair Value

Due one year or less	$ 8	$ 8
Due after one year through five years	5,530	5,603
Due after five years through ten years	15,602	16,333
Due after ten years	451,763	458,194
Total	$472,903	$480,138

Securities Impairment: As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”). For the three and six months ended June 30, 2015 and 2014, the Company did not have any OTTI losses recognized in earnings (before taxes).

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

As of June 30, 2015, the Company held eleven private label MBS (debt securities) with a total amortized cost (i.e. carrying value) of $1,456 for which OTTI losses have previously been recognized in pre-tax earnings dating back to the fourth quarter of 2008.  For eleven of these securities, the Company previously recognized credit losses in excess of the unrealized losses in accumulated OCI, creating an unrealized gain of $491, net of tax, as included in accumulated OCI as of June 30, 2015, compared with net unrealized gains of $478, net of tax, at December 31, 2014.

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

Despite elevated levels of delinquencies, defaults and losses in the underlying residential mortgage loan collateral, given credit enhancements resulting from the structures of the individual securities, the Company expects that as of June 30, 2015, it will recover the amortized cost basis of its private label MBS as depicted in the table below and has therefore concluded that such securities were not OTTI as of that date. Nevertheless, given recent market conditions, it is possible that adverse changes in repayment performance and fair value could occur in future periods that would change the Company’s current best estimates.

The following table displays the beginning balance of OTTI related to historical credit losses on debt securities held by the Company at the beginning of the current reporting period, as well as changes in credit losses recognized in pre-tax earnings for the three and six months ending June 30, 2015, and 2014.

	2015	2014
Estimated credit losses as of March 31,	$3,413	$3,413
Additions for credit losses for securities on which OTTI has been previously recognized	---	---
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities paid off during the period	233	---
Estimated credit losses as of June 30,	$3,180	$3,413

	2015	2014
Estimated credit losses as of prior year-end,	$3,413	$3,923
Additions for credit losses for securities on which OTTI has been previously recognized	---	---
Additions for credit losses for securities on which OTTI has not been previously recognized	---	---
Reductions for securities paid off during the period	233	510
Estimated credit losses as of June 30,	$3,180	$3,413

As of June 30, 2015, based on a review of the remaining securities in the securities portfolio, the Company concluded that it expects to recover its amortized cost basis for such securities. This conclusion was based on the issuers’ continued satisfaction of the securities obligations in accordance with their contractual terms and the expectation that they will continue to do so through the maturity of the security, the expectation that the Company will receive the entire amount of future contractual cash flows, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence. Accordingly, the Company concluded that any declines in the values of those securities were temporary and that any additional OTTI charges were not appropriate at June 30, 2015. As of that date, the Company did not intend to sell nor anticipated that it would more-likely-than-not be required to sell any of its impaired securities, that is, where fair value is less than the cost basis of the security.

The following table summarizes the fair value of securities with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2015 and December 31, 2014. All securities referenced are debt securities.

	Less than 12 months			12 months or longer			Total
June 30, 2015	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$ 82,334	105	$1,486	$ 22,933	31	$ 928	$105,267	136	$2,414
US Government agency	18,747	32	335	13,588	20	300	32,335	52	635
Private label	52	1	1	139	4	6	191	5	7
Obligations of states and political subdivisions thereof	39,759	14	871	4,223	81	236	43,982	95	1,107
Total	$140,892	152	$2,693	$ 40,883	136	$1,470	$181,775	288	$4,163

	Less than 12 months			12 months or longer			Total
December 31, 2014	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses	Estimated Fair Value	Number of Investments	Unrealized Losses
Description of Securities:

Mortgage-backed securities:
US Government- sponsored enterprises	$ 45,899	53	$1,168	$ 35,511	45	$ 369	$ 81,410	98	$1,537
US Government agency	19,404	24	483	3,657	21	46	23,061	45	529
Private label	336	4	7	145	4	7	481	8	14
Obligations of states and political subdivisions thereof	12,549	28	240	2,724	5	12	15,273	33	252
Total	$ 78,188	109	$1,898	$ 42,037	75	$ 434	$120,225	184	$2,332

For securities with unrealized losses, the following information was considered in determining that the impairments were not other-than-temporary:

•

Mortgage-backed securities issued by U.S. Government-sponsored enterprises: As of June 30, 2015, the total unrealized losses on these securities amounted to $2,414, compared with $1,537 at December 31, 2014.  All of these securities were credit rated “AA+” by the major credit rating agencies. Company management believes these securities have minimal credit risk, as these Government-sponsored enterprises play a vital role in the nation’s financial markets. Management’s analysis indicates that the unrealized losses at June 30, 2015 were attributed to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at June 30, 2015.

•

Mortgage-backed securities issued by U.S. Government agencies: As of June 30, 2015, the total unrealized losses on these securities amounted to $635, compared with $529 at December 31, 2014. All of these securities were credit rated “AA+” by the major credit rating agencies. Management’s analysis indicates that these securities bear little or no credit risk because they are backed by the full faith and credit of the United States. The Company attributes the unrealized losses at June 30, 2015 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased, and does not consider these securities to be OTTI at June 30, 2015.

•

Private label mortgage-backed securities: As of June 30, 2015, the total unrealized losses on the Bank’s private label MBS amounted to $7, compared with $14 at December 31, 2014. The Company attributes the unrealized losses at June 30, 2015 to the current illiquid market for non-agency MBS, a still recovering housing market, risk-related market pricing discounts for non-agency MBS and credit rating downgrades on certain private label MBS owned by the Company. Based upon the foregoing considerations and the expectation that the Company will receive all of the future contractual cash flows related to amortized cost on these securities, the Company does not consider there to be any additional OTTI with respect to these securities at June 30, 2015.

•

Obligations of states of the U.S. and political subdivisions thereof: As of June 30, 2015, the total unrealized losses on the Bank’s municipal securities amounted to $1,107, compared with $252 at December 31, 2014. The Bank’s municipal securities primarily consist of general obligation bonds and to a lesser extent, revenue bonds. General obligation bonds carry less risk, as they are supported by the full faith, credit and taxing authority of the issuing government and in the cases of school districts, are additionally supported by state aid. Revenue bonds are generally backed by municipal revenue streams generated through user fees or lease payments associated with specific municipal projects that have been financed.

Municipal bonds are frequently supported with insurance, which guarantees that in the event the issuer experiences financial problems, the insurer will step in and assume payment of both principal and interest. Historically, insurance support has strengthened an issuer’s underlying credit rating to “AAA” or “AA” status. Starting in 2008 and continuing through 2015, many of the insurance companies providing municipal bond insurance experienced financial difficulties and, accordingly, were downgraded by at least one of the major credit rating agencies. Consequently, a portion of the Bank’s municipal bond portfolio was downgraded by at least one of the major credit rating agencies. Notwithstanding the credit rating downgrades, at June 30, 2015, the Bank’s municipal bond portfolio did not contain any below investment grade securities as reported by major credit rating agencies. In addition, at June 30, 2015, all municipal bond issuers were current on contractually obligated interest and principal payments.

The Company attributes the unrealized losses at June 30, 2015 to changes in current market yields and pricing spreads for similar securities since the date the underlying securities were purchased and, to a lesser extent, changes in credit ratings on certain securities. The Company also attributes the unrealized losses to ongoing media attention and market concerns about the prolonged recovery from the national economic recession and the impact it might have on the future financial stability of municipalities throughout the country. Accordingly, the Company does not consider these municipal securities to be other-than-temporarily impaired at June 30, 2015.

At June 30, 2015, the Company had no intent to sell nor believed it is more-likely-than-not that it would be required to sell any of its impaired securities as identified and discussed immediately above, and therefore did not consider these securities to be other than temporarily impaired as of that date.

Securities Gains and Losses: The following table summarizes realized gains and losses on securities available for sale for the three and six months ended June 30, 2015 and 2014.

	Proceeds from Sale of Securities Available for Sale	Realized Gains	Realized Losses	Other Than Temporary Impairment Losses	Net
Three months ended June 30,
2015	$11,487	$ 587	$---	$ ---	$ 587
2014	$11,908	$ 385	$35	$ ---	$ 350

Six months ended June 30,
2015	$20,428	$1,206	$---	$ ---	$1,206
2014	$22,221	$ 782	$35	$ ---	$ 747

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

The Company’s lending activities are principally conducted in downeast, midcoast and central Maine. The following table summarizes the composition of the loan portfolio as of June 30, 2015, and December 31, 2014:

LOAN PORTFOLIO SUMMARY

	June 30,	December 31,
	2015	2014

Commercial real estate mortgages	$354,129	$325,949
Commercial and industrial	88,202	73,893
Commercial construction and land development	34,420	25,421
Agricultural and other loans to farmers	33,534	30,471
Total commercial loans	510,285	455,734

Residential real estate mortgages	393,755	382,678
Home equity loans	51,794	51,795
Other consumer loans	11,141	12,140
Total consumer loans	456,690	446,613

Tax exempt loans	16,146	16,693

Net deferred loan costs and fees	123	(16)
Total loans	983,244	919,024
Allowance for loan losses	(9,099)	(8,969)
Total loans net of allowance for loan losses	$974,145	$910,055

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

Commercial Real Estate Mortgages: The Bank’s commercial real estate mortgage loans are collateralized by liens on real estate, typically have variable interest rates and amortize over a 15 to 20 year period. These loans are underwritten primarily as cash flow loans and secondarily as loans secured by real estate. Payments on loans secured by such properties are largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Accordingly, repayment of these loans may be subject to adverse economic conditions to a greater extent than other types of loans. The Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Reflecting the Bank’s business region, at June 30, 2015, approximately 29.9% of the commercial real estate mortgage portfolio was represented by loans to the lodging industry. The Bank underwrites lodging industry loans as operating businesses, lending primarily to seasonal establishments with stabilized cash flows.

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

Non-performing Loans: the following table sets forth information regarding non-accruing loans and accruing loans 90 days or more overdue at June 30, 2015, and December 31, 2014.

TOTAL NON-PERFORMING LOANS

	June 30, 2015	December 31, 2014

Commercial real estate mortgages	$2,430	$ 3,156
Commercial and industrial loans	322	624
Commercial construction and land development	1,260	1,328
Agricultural and other loans to farmers	71	84
Total commercial loans	4,083	5,192

Residential real estate mortgages	3,551	6,051
Home equity loans	1,191	1,029
Other consumer loans	15	16
Total consumer loans	4,757	7,096

Total non-accrual loans	8,840	12,288
Accruing loans contractually past due 90 days or more	---	---
Total non-performing loans	$8,840	$12,288

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

Summary information pertaining to the TDRs that occurred during the three and six months ended June 30, 2015 follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2015			2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Agricultural and other loans to farmers	---	$ ---	$ ---	1	18	17
Total commercial loans	---	---	---	1	18	17

Residential real estate mortgages	2	$795	$794	3	$1,267	$1,266
Total consumer loans	2	795	794	3	1,267	1,266

Total	2	$795	$794	4	$1,285	$1,283

There were no TDRs that occurred during the three and six months ended June 30, 2014.

The following table shows the Bank’s post-modification balance of TDRs listed by type of modification for TDRs that occurred during the three and six months ended June 30, 2015:

	June 30, 2015
	Three Months Ended	Six Months Ended

Extended maturity and adjusted interest rate	$ ---	$ 489
Adjusted payment	607	607
Adjusted payment and capitalized interest	187	187
Total	$794	$1,283

As of June 30, 2015, the Bank had two agricultural loans to two relationships totaling $112, three commercial real estate loans to two relationships totaling $745, five commercial and industrial loans to four relationships totaling $148, five residential real estate loans to five relationships totaling $1,652, one home equity loan for $18, and one other consumer loan for $9, that were classified as TDRs.  At June 30, 2015, five of these TDRs totaling $707 were classified as non-accrual, one agricultural and other loans to farmers for $95 was past due 30 days or more and still accruing.

As of December 31, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, one agricultural loan, and one other consumer loan, to nine relationships totaling $1,449 that were classified as TDRs.  At December 31, 2014, seven of these TDRs totaling $357 were classified as non-accrual, and none were past due 30 days or more and still accruing.

During the six months ended June 30, 2015 and 2014, there were no defaults on loans that had been modified as TDRs within the previous twelve months. A default for purposes of this disclosure is a TDR in which the borrower is 90 days or more past due or results in foreclosure and repossession of the applicable collateral.

Past due loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables set forth information regarding past due loans at June 30, 2015, and December 31, 2014. Amounts shown exclude deferred loan origination fees and costs.

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non- Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 394	$ 285	$1,530	$ 2,209	$351,920	$354,129	$2,430	$ ---
Commercial and industrial	87	16	298	401	87,801	88,202	322	---
Commercial construction and land development	---	---	1,260	1,260	33,160	34,420	1,260	---
Agricultural and other loans to farmers	95	---	54	149	33,385	33,534	71	---
Residential real estate mortgages	2,209	683	1,446	4,338	389,417	393,755	3,551	---
Home equity	25	173	1,005	1,203	50,591	51,794	1,191	---
Other consumer loans	42	17	2	61	11,080	11,141	15	---
Tax exempt	---	---	---	---	16,146	16,146	---	---
Total	$2,852	$ 1,174	$5,595	$ 9,621	$973,500	$ 983,121	$ 8,840	$ ---

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Non-Accrual	>90 Days Past Due and Accruing
Commercial real estate mortgages	$ 189	$ 234	$1,843	$ 2,266	$323,683	$325,949	$ 3,156	$ ---
Commercial and industrial	665	45	333	1,043	72,850	73,893	624	---
Commercial construction and land development	---	---	1,328	1,328	24,093	25,421	1,328	---
Agricultural and other loans to farmers	27	---	64	91	30,380	30,471	84	---
Residential real estate mortgages	1,980	547	1,681	4,208	378,470	382,678	6,051	---
Home equity	138	40	575	753	51,042	51,795	1,029	---
Other consumer loans	231	5	7	243	11,897	12,140	16	---
Tax exempt	---	---	---	---	16,693	16,693	---	---
Total	$3,230	$ 871	$5,831	$ 9,932	$ 909,108	$919,040	$12,288	$ ---

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

Details of impaired loans as of June 30, 2015 and December 31, 2014 follows:

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
						Related Allowance
With no related allowance:
Commercial real estate mortgages	$2,191	$2,314	$ ---	$1,606	$1,606	$ ---
Commercial and industrial	299	449	---	309	309	---
Commercial construction and land development	1,260	3,185	---	1,328	3,253	---
Agricultural and other loans to farmers	112	112	---	181	181	---
Residential real estate loans	1,465	1,615	---	389	419	---
Home equity loans	18	212	---	---	---	---
Other consumer	---	---	---	---	---	---
Subtotal	$5,345	$7,887	$ ---	$3,813	$5,768	$ ---

With an allowance:
Commercial real estate mortgages	$ 955	$ 955	$419	$1,986	$2,014	$776
Commercial and industrial	170	320	169	325	555	187
Commercial construction and land development	---	---	---	---	---	---
Agricultural and other loans to farmers	54	54	47	---	---	---
Residential real estate loans	187	187	40	---	---	---
Home equity loans	---	---	---	---	---	---
Other consumer	9	9	1	10	10	1
Subtotal	$1,375	$1,525	$676	$2,321	$2,579	$964
Total	$6,720	$9,412	$676	$6,134	$8,347	$964

Details of impaired loans for the three and six months ended June 30, 2015 and 2014 follows:

	June 30, 2015				June 30, 2014
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended

	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded	Average Recorded Investment	Interest Recorded
With no related allowance:
Commercial real estate mortgages	$ 2,413	$ 7	$ 2,698	$ 14	$2,075	$ 16	$ 2,191	$31
Commercial and industrial	441	3	446	5	764	1	754	2
Commercial construction and land development	1,260	---	1,260	---	1,504	---	1,702	---
Agricultural and other loans to farmers	113	2	118	4	60	---	61	---
Residential real estate mortgages	1,498	13	1,483	25	491	3	492	6
Home equity loans	18	---	19	1	20	1	20	1
Other consumer	---	---	---	---	12	---	12	---
Subtotal	$ 5,743	$ 25	$ 6,024	$ 49	$4,926	$21	$ 5,232	$40

With an allowance:
Commercial real estate mortgages	$ 955	$ ---	$ 955	$ ---	$ 297	$---	$ 379	$---
Commercial and industrial	170	---	170	---	536	---	389	---
Commercial construction and land development	---	---	---	---	---	---	---	---
Agricultural and other loans to farmers	54	---	54	---	---	---	---	---
Residential real estate mortgages	184	---	183	---	---	---	---	---
Home equity loans	---	---	---	---	---	---	---	---
Other consumer	10	---	10	---	---	---	---	---
Subtotal	$ 1,373	$ ---	$ 1,372	$ ---	$ 833	$---	$ 768	$---
Total	$ 7,116	$ 25	$ 7,396	$ 49	$5,759	$ 21	$ 6,000	$40

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

The following tables summarize the commercial loan portfolio as of June 30, 2015, and December 31, 2014, by credit quality indicator. Credit quality indicators are reassessed for each applicable commercial loan at least annually, or upon receipt and analysis of the borrower’s financial statements, when applicable. Consumer loans, which principally consist of residential mortgage loans, are not rated, but are evaluated for credit quality after origination based on delinquency status (see past due loan aging table above).

June 30, 2015	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$326,979	$82,590	$32,657	$33,128	$475,354
Other Assets Especially Mentioned	8,978	2,787	503	190	12,458
Substandard	17,006	2,825	1,260	216	21,307
Doubtful	1,166	---	---	---	1,166
Loss	---	---	---	---	---
Total	$354,129	$88,202	$34,420	$33,534	$510,285

December 31, 2014	Commercial real estate mortgages	Commercial and industrial	Commercial construction and land development	Agricultural and other loans to farmers	Total
Pass	$302,376	$62,226	$23,290	$30,047	$417,939
Other Assets Especially Mentioned	11,501	7,349	---	193	19,043
Substandard	12,072	4,318	2,131	231	18,752
Doubtful	---	---	---	---	---
Loss	---	---	---	---	---
Total	$325,949	$73,893	$25,421	$30,471	$455,734

Allowance for Loan Losses: The allowance for loan losses (the “allowance”) is a reserve established through a provision for loan losses (the “provision”) charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The Bank’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with qualitative adjustments for current events and conditions.   The allowance calculation includes an adjustment for a Loss Emergence Period, which improves the Bank’s ability to more accurately forecast probable losses that may exist in the loan portfolio that may not have emerged into “problem loan” status. The Bank’s process for determining the appropriate level of the allowance is designed to account for credit deterioration as it occurs. The provision reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, and overall size of the loan portfolio, among other factors. The provision also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015, and 2014. The tables also provide details regarding the Bank’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,500	$ 1,074	$ 107	$ 334	$ 2,875	$ 145	$ 367	$ 76	$ 9,478
Charged Off	(181)	(213)	---	---	(70)	(14)	(311)	---	(789)
Recoveries	5	1		---	-	4	---	---	10
Provision	(35)	285	38	38	(320)	(25)	416	3	400
Ending Balance	$ 4,289	$ 1,147	$ 145	$ 372	$ 2,485	$ 110	$ 472	$ 79	$ 9,099

Six Months Ended June 30, 2015	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,468	$ 929	$ 145	$ 277	$ 2,714	$ 94	$ 271	$ 71	$ 8,969
Charged Off	(206)	(288)	---	(18)	(70)	(25)	(351)	---	(958)
Recoveries	39	2	---	12	129	11	---	---	193
Provision	(12)	504	---	101	(288)	30	552	8	895
Ending Balance	$ 4,289	$ 1,147	$ 145	$ 372	$ 2,485	$ 110	$ 472	$ 79	$ 9,099

of which:

Amount for loans individually
evaluated for impairment	$ 419	$ 169	$ ---	$ 47	$ 40	$ ---	$ 1	$ ---	$ 676

Amount for loans collectively
evaluated for impairment	$ 3,870	$ 978	$ 145	$ 325	$ 2,445	$ 110	$ 471	$ 79	$ 8,423

Loans individually evaluated
for impairment	$ 2,992	$ 469	$ 1,260	$ 166	$ 1,180	$ 9	$ ---	$ ---	$ 6,076

Loans collectively evaluated
for impairment	$351,137	$87,733	$33,160	$33,368	$ 392,575	$11,132	$ 51,794	$16,146	$ 977,045

Three Months Ended June 30, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,735	$ 1,654	$ 231	$ 350	$ 1,128	$ 206	$ 239	$ 179	$ 8,722
Charged Off	(165)	(88)	---	---	(125)	(63)	---	---	(441)
Recoveries	---	10	---	15	11	6	---	---	42
Provision	317	(3)	23	6	135	(46)	2	(6)	428
Ending Balance	$ 4,887	$ 1,573	$ 254	$ 371	$ 1,149	$ 103	$ 241	$ 173	$ 8,751

Six Months Ended June 30, 2014	Commercial Real Estate	Commercial and Industrial	Commercial Construction and land development	Agricultural	Residential Real Estate	Consumer	Home Equity	Tax Exempt	Total
Beginning Balance	$ 4,825	$ 1,266	$ 314	$ 335	$ 1,166	$ 137	$ 264	$ 168	$ 8,475
Charged Off	(165)	(99)	---	(14)	(293)	(80)	(18)	---	(669)
Recoveries	6	12	---	15	12	15	---	---	60
Provision	221	394	(60)	35	264	31	(5)	5	885
Ending Balance	$ 4,887	$ 1,573	$ 254	$ 371	$ 1,149	$ 103	$ 241	$ 173	$ 8,751

Loan Concentrations: Because of the company’s proximity to Acadia National Park, a large part of the economic activity in the bank’s area is generated from the hospitality business associated with tourism. At June 30, 2015, and December 31, 2014, loans to the lodging industry amounted to approximately $110,951 and $112,520, respectively.

Note 7: Reclassifications Out of Accumulated Other Comprehensive Income

The following table summarizes the reclassifications out of Accumulated Other Comprehensive Income for the six months ended June 30, 2015 and 2014.

	Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income	June 30, 2015	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities
Tax (expense) or benefit	$1,206	Net (losses) gain on sales of investments
Net of tax	(422)	Provision for income taxes
	$ 784	Net income
Amortization of postretirement benefit plan
Amortization of actuarial loss for supplemental executive retirement plan	(19)	Salaries and benefits
Tax (expense) or benefit	7	Provision for income taxes
Net of tax	$ (12)	Net income
Total reclassification for the period	$ 772	Net (loss) income, net of tax

Details about Accumulated Other Comprehensive Income	June 30, 2014	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities
Tax (expense) or benefit	$ 747	Net gain on sales of investments
Net of tax	(254)	Provision for income taxes
	$ 493	Net income
Amortization of postretirement benefit plan
Amortization of actuarial loss for supplemental executive retirement plan	(14)	Salaries and benefits
Tax (expense) or benefit	5	Provision for income taxes
Net of tax	$ (9)	Net income
Total reclassification for the period	$ 484	Net income, net of tax

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

At June 30, 2015, the Bank had four outstanding derivative instruments with notional amounts totaling $90,000. These derivative instruments were interest rate cap agreements. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The Bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counter-party.  At June 30, 2015, the Bank’s derivative instrument counterparties were credit rated “AA” by the major credit rating agencies.

The details of the Bank’s financial derivative instruments as of June 30, 2015 are summarized below:

Interest Rate Cap Agreements

Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at June 30, 2015	Fair Value June 30, 2015	Cumulative Cash Flows Received

$25,000	06/02/21	3.00%	$ 922	$ 922	$ 509	$ ---
$20,000	06/04/24	3.00%	$ 1,470	$ 1,470	$ 954	$ ---
$20,000	10/21/21	3.00%	$ 632	$ 632	$ 462	$ ---
$25,000	10/21/24	3.00%	$ 1,542	$ 1,542	$ 1,281	$ ---

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

At June 30, 2015, the total fair value of the interest rate cap agreements was $3,206. The fair values of the interest rate cap agreements are included in other assets on the Company’s consolidated balance sheets. Changes in the fair value, representing unrealized gains or losses, are recorded in accumulated other comprehensive income, net of tax.

The premiums paid on the interest rate cap agreements are being recognized as increases in interest expense over the duration of the agreements using the caplet method. For the six months ended June 30, 2015, no premium amortization was required.  During the next twelve months, $12 of the total premiums will be recognized as increases to interest expense, increasing the interest expense related to the hedged borrowings.

A summary of the hedging related balances as of June 30, 2015 and December 31, 2014 follows:

	June 30, 2015
	Gross	Net of Tax
Unrealized losses on interest rate caps	$(1,360)	$ (884)
Unamortized premium on interest rate caps	4,566	2,968
Total	$ 3,206	$2,084

	December 31, 2014
	Gross	Net of Tax
Unrealized losses on interest rate caps	$(1,111)	$ (722)
Unamortized premium on interest rate caps	4,566	2,968
Total	$3,455	$2,246

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

The following tables summarize the net periodic benefit costs for the three and six months ended June 30, 2015, and 2014:

	Supplemental Executive
	Retirement Plans

Three Months Ended June 30,	2015	2014

Service cost	$ 19	$ 16
Interest cost	31	38
Actuarial loss on supplemental executive retirement plan, net of tax	8	7
Net periodic benefit cost	$ 58	$ 61

	Supplemental Executive
	Retirement Plans

Six Months Ended June 30,	2015	2014

Service cost	$ 36	$ 32
Interest cost	62	75
Actuarial loss on supplemental executive retirement plan, net of tax	19	14
Net periodic benefit cost	$117	$121

The Company is expected to recognize $234 of expense for the foregoing plans for the year ended December 31, 2015. The Company is expected to contribute $291 to the foregoing plans in 2015. As of June 30, 2015, the Company had contributed $145.

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

The following table summarizes the contractual amounts of commitments and contingent liabilities as of June 30, 2015, and December 31, 2014:

	June 30,	December 31,
	2015	2014

Commitments to originate loans	$43,920	$21,147
Unused lines of credit	$88,631	$92,817
Un-advanced portions of construction loans	$15,304	$23,434
Standby letters of credit	$ 385	$ 325

As of June 30, 2015, and December 31, 2014, the fair value of the standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 11: Goodwill and Other Intangible Assets

Goodwill: Goodwill totaled $4,935 at June 30, 2015, and December 31, 2014. In the third quarter of 2012 the Company recorded $1,777 of goodwill in connection with the Bank’s acquisition of substantially all of the assets and the assumption of certain liabilities including all deposits of the Border Trust Company.

Core Deposit Intangible Asset: The Company has a finite-lived intangible asset capitalized on its consolidated balance sheet in the form of a core deposit intangible asset related to the Border Trust Company acquisition. The core deposit intangible is being amortized over an estimated useful life of eight and one-half years and is included in other assets on the Company’s consolidated balance sheet. At June 30, 2015, and December 31, 2014, the balance of the core deposit intangible asset amounted to $516 and $562, respectively.

	June 30,	December 31,
	2015	2014
Core deposit intangibles:
Gross carrying amount	$783	$783
Less: accumulated amortization	267	221
Net carrying amount	$516	$562

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015, and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$298,138	$ ---	$298,138
US Government agencies	$ ---	$ 82,664	$ ---	$ 82,664
Private label	$ ---	$ 3,772	$ ---	$ 3,772
Obligations of states and political subdivisions thereof	$ ---	$ 95,564	$ ---	$ 95,564
Derivative assets	$ ---	$ 3,206	$ ---	$ 3,206

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
Mortgage-backed securities:
US Government-sponsored enterprises	$ ---	$288,210	$ ---	$288,210
US Government agencies	$ ---	$ 83,346	$ ---	$ 83,346
Private label	$ ---	$ 4,524	$ ---	$ 4,524
Obligations of states and political subdivisions thereof	$ ---	$ 94,445	$ ---	$ 94,445
Derivative assets	$ ---	$ 3,455	$ ---	$ 3,455

The following tables present the carrying value of certain financial assets and financial liabilities measured at fair value on a non-recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

For the Six Months Ended 6/30/15	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 6/30/15	Loss

Other real estate owned	$ ---	$ ---	$ 393	$ 393	$ 20
Collateral dependent impaired loans	$ ---	$ ---	$ 955	$ 955	$ ---

For the Twelve Months Ended 12/31/14	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value as of 12/31/14	Loss

Other real estate owned	$ ---	$ ---	$ 523	$ 523	$397
Collateral dependent impaired loans	$ ---	$ ---	$ 1,986	$ 1,986	$ ---

The Company had total collateral dependent impaired loans with carrying values of $955 and $1,986 which had specific reserves included in the allowance of $419 and $776, at June 30, 2015 and December 31, 2014, respectively. The Company measures the value of collateral dependent impaired loans using Level 3 inputs.  Specifically, the Company uses the appraised value of the collateral, which is then discounted for estimated costs to dispose and other considerations.  These discounts generally range from 10% to 30% of appraised value.

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

A summary of the carrying values and estimated fair values of the Company’s significant financial instruments at June 30, 2015 and December 31, 2014, follows:

June 30, 2015	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 17,038	$17,038	$ ---	$ ---	$ 17,038
Federal Home Loan Bank stock	23,593	---	23,593	---	23,593
Loans, net	974,145	---	---	974,463	974,463
Interest receivable	5,785	5,785	---	---	5,785

Financial liabilities:
Deposits (with no stated maturity)	$459,040	$ ---	$459,040	$ ---	$459,040
Time deposits	431,076	---	432,797	---	432,797
Borrowings	514,164	---	514,242	---	514,242
Interest payable	475	475	---	---	475

December 31, 2014	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Cash and cash equivalents	$ 9,800	$9,800	$ ---	$ ---	$ 9,800
Federal Home Loan Bank stock	21,354	---	21,354	---	21,354
Loans, net	910,055	---	---	913,784	913,784
Interest receivable	4,795	4,795	---	---	4,795

Financial liabilities:
Deposits (with no stated maturity)	$479,986	$ ---	$479,986	$ ---	$479,986
Time deposits	378,063	---	379,132	---	379,132
Borrowings	447,020	---	447,637	---	447,637
Interest payable	499	499	---	---	499

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis, which follows, focuses on the factors affecting the Company’s consolidated results of operations for the three and six months ended June 30, 2015 and 2014, and financial condition at June 30, 2015 and December 31, 2014, and where appropriate, factors that may affect future financial performance. The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto, and selected financial and statistical information appearing elsewhere in this report on Form 10-Q.

Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Unless otherwise noted, all dollars are expressed in thousands except share data.

Use of Non-GAAP Financial Measures: Certain information discussed below is presented on a fully taxable equivalent basis. Specifically, included in interest income in the second quarter of 2015 and 2014 was $894 and $1,001 respectively, of tax-exempt interest income from certain investment securities and loans. For the six months ended June 30, 2015 and 2014, the amount of tax exempt income included in interest income was $1,792 and $1,991, respectively.

An amount equal to the tax benefit derived from this tax exempt income has been added back to the interest income totals discussed in certain sections of this Management’s Discussion and Analysis, representing tax equivalent adjustments of $451 and $480 in the second quarter of 2015 and 2014, respectively, and $904 and $954 for the six months ended June 30, 2015 and 2014, respectively, which increased net interest income accordingly. The analysis of net interest income tables included in this report on Form 10-Q provide a reconciliation of tax equivalent financial information to the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

(xi)

The integrity of information systems are under significant threat from cyber attacks by third-parties, including thorough coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes; and

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

For the three months ended June 30, 2015, the Company reported net income of $3,873, compared with $3,857 for the second quarter of 2014, representing an increase of $16, or 0.4%. The Company’s diluted earnings per share amounted to $0.64 for the quarter, compared with $0.65 in the second quarter of 2014.

The Company’s annualized return on average shareholders’ equity amounted to 10.31% for the quarter, compared with 11.53% in the second quarter of 2014. The Company’s second quarter return on average assets amounted to 1.01%, compared with 1.09% in the second quarter of 2014.

For the six months ended June 30, 2015, the Company reported net income of $7,754, compared with $7,644 for the same period in 2014, representing an increase of $110, or 1.4%. The Company’s diluted earnings per share amounted to $1.28 for the six months ended June 30, 2015, unchanged compared with the same period in 2014. The Company’s annualized return on average shareholders equity amounted to 10.44%, compared with 11.79% in the first half of 2014. The Company’s return on average assets amounted to 1.04% for the six months ended June 30, 2015, compared with 1.10% for the same period in 2014.

As more fully enumerated in the following management discussion and analysis, the Company’s year-to-date operating results were highlighted by a $411, or 1.8% increase in tax-equivalent net interest income, despite a fourteen basis point decline in the tax-equivalent net interest margin compared with the first half of 2014. Led by a $459 increase in realized securities gains, total non-interest income increased $436, or 9.9%, compared with the first half of 2014. The Company continued to focus on the management of its operating expenses, posting a year-to-date efficiency ratio of 56.0%.

Led by growth in the loan and securities portfolios as well as the purchase of bank owned life insurance, total assets stood at $1,560,009 at quarter end, representing an increase of $100,689 or 6.9% compared with December 31, 2014. Total loans ended the second quarter at $983,244, representing an increase of $64,220, or 7.0%, compared with December 31, 2014. The credit quality of the loan portfolio remained relatively stable during the first six months of 2015, highlighted by a $3,448, or 28.1%, decline in non-performing loans compared with December 31, 2014.

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

Total Net Interest Income: For the three months ended June 30, 2015, net interest income on a tax equivalent basis amounted to $11,337, compared with $11,344 for the second quarter of 2014, representing a decline of $7, or 0.1%. The decline in second quarter 2015 tax-equivalent net interest income compared with the second quarter of 2014 was attributed to a twenty basis point decline in the net interest margin, which was almost entirely offset by average earning asset growth of $88,517, or 6.5%.

For the six months ended June 30, 2015, net interest income on a tax-equivalent basis amounted to $22,788, compared with $22,377 in the first half of 2014, representing an increase of $411, or 1.8%. The increase in tax-equivalent net interest income compared with the first half of 2014 was attributed to average earning asset growth of $85,383, or 6.3%, as the tax-equivalent net interest margin declined fourteen basis points.

Factors contributing to the changes in net interest income and the net interest margin are more fully enumerated in the following discussion and analysis.

Net Interest Income Analysis: The following tables summarize the Company’s average balance sheets and components of net interest income, including a reconciliation of tax equivalent adjustments, for the three and six months ended June 30, 2015, and 2014:

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

THREE MONTHS ENDED

JUNE 30, 2015 AND 2014

		2015			2014
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$ 953,800	$ 9,707	4.08%	$ 872,400	$ 9,266	4.26%
Securities (2,3)	481,947	4,121	3.43%	478,804	4,496	3.77%
Federal Home Loan Bank stock	23,388	95	1.63%	19,414	69	1.43%

Total Earning Assets	1,459,135	13,923	3.83%	1,370,618	13,831	4.05%

Non-Interest Earning Assets:
Cash and due from banks	4,313			3,895
Allowance for loan losses	(9,416)			(8,831)
Other assets (2)	79,009			54,451
Total Assets	$1,533,041			$1,420,133

Interest Bearing Liabilities:
Deposits	$ 803,474	$ 1,460	0.73%	$ 805,213	$ 1,462	0.73%
Borrowings	499,293	1,126	0.90%	413,339	1,025	0.99%
Total Interest Bearing Liabilities	1,302,767	2,586	0.80%	1,218,552	2,487	0.82%
Rate Spread			3.03%			3.23%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	73,013			60,915
Other liabilities	6,607			6,469
Total Liabilities	1,382,387			1,285,936
Shareholders' equity	150,654			134,197
Total Liabilities and Shareholders' Equity	$1,533,041			$1,420,133
Net interest income and net interest margin (3)		11,337	3.12%		11,344	3.32%
Less: Tax Equivalent adjustment		(451)			(480)
Net Interest Income		$10,886	2.99%		$10,864	3.18%

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

AVERAGE BALANCE SHEET AND

ANALYSIS OF NET INTEREST INCOME

SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

		2015			2014
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1,3)	$ 943,810	$19,446	4.15%	$ 861,899	$18,389	4.30%
Securities (2,3)	473,232	8,274	3.53%	473,339	8,819	3.76%
Federal Home Loan Bank stock	22,654	189	1.68%	19,075	138	1.46%

Total Earning Assets	1,439,696	27,909	3.91%	1,354,313	27,346	4.07%

Non-Interest Earning Assets:
Cash and due from banks	4,076			3,815
Allowance for loan losses	(9,293)			(8,722)
Other assets (2)	75,572			51,602
Total Assets	$1,510,051			$1,401,008

Interest Bearing Liabilities:
Deposits	$ 792,212	$ 2,913	0.74%	$ 804,028	$ 2,899	0.73%
Borrowings	486,859	2,208	0.91%	395,207	2,070	1.06%
Total Interest Bearing Liabilities	1,279,071	5,121	0.81%	1,199,235	4,969	0.84%
Rate Spread			3.10%			3.23%

Non-Interest Bearing Liabilities:
Demand and other non-interest bearing deposits	74,256			64,314
Other liabilities	6,908			6,670
Total Liabilities	1,360,235			1,270,219
Shareholders' equity	149,816			130,789
Total Liabilities and Shareholders' Equity	$1,510,051			$1,401,008
Net interest income and net interest margin (3)		22,788	3.19%		22,377	3.33%
Less: Tax Equivalent adjustment		(904)			(954)
Net Interest Income		$21,884	3.07%		$21,423	3.19%

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

For the three months ended June 30, 2015, the tax equivalent net interest margin amounted to 3.12%, compared with 3.32% in the second quarter of 2014, representing a decline of twenty basis points. The decline in the net interest margin was attributed to a twenty-two basis point decline in the weighted average yield on earning assets, partially offset by a two basis point decline in the weighted average cost of interest bearing liabilities, compared with the second quarter of 2014.

For the six months ended June 30, 2015, the tax equivalent net interest margin amounted to 3.19%, compared with 3.33% in the first half of 2014, representing a decline of fourteen basis points. The decline in the net interest margin was attributed to a sixteen basis point decline in the weighted average yield on earning assets, partially offset by a three basis point decline in the weighted average cost of interest bearing liabilities, compared with the first half of 2014.

The following table summarizes the net interest margin components, on a quarterly basis, over the past two years. Factors contributing to the changes in the net interest margin are further enumerated in the following discussion and analysis.

NET INTEREST MARGIN ANALYSIS

FOR QUARTER ENDED

WEIGHTED AVERAGE RATES	2015		2014				2013
Quarter:	2	1	4	3	2	1	4	3
Interest Earning Assets:
Loans (1,3)	4.08%	4.23%	4.19%	4.44%	4.26%	4.35%	4.33%	4.39%
Securities (2,3)	3.43%	3.63%	3.74%	3.50%	3.77%	3.75%	3.61%	3.33%
Federal Home Loan Bank stock	1.63%	1.74%	1.50%	1.32%	1.43%	1.49%	0.37%	0.39%
Fed Funds sold, money market funds,
and time deposits with other banks	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Earning Assets	3.83%	3.99%	4.00%	4.08%	4.05%	4.10%	4.03%	3.97%

Interest Bearing Liabilities:
Deposits	0.73%	0.75%	0.75%	0.73%	0.73%	0.73%	0.82%	0.82%
Borrowings	0.90%	0.93%	0.96%	0.89%	0.99%	1.12%	1.15%	1.27%
Total Interest Bearing Liabilities	0.80%	0.82%	0.82%	0.79%	0.82%	0.85%	0.93%	0.97%

Rate Spread	3.03%	3.17%	3.18%	3.29%	3.23%	3.25%	3.10%	3.00%

Net Interest Margin (3)	3.12%	3.27%	3.28%	3.38%	3.32%	3.34%	3.21%	3.12%

Net Interest Margin without Tax Equivalent Adjustments	2.99%	3.14%	3.15%	3.25%	3.18%	3.20%	3.07%	2.98%

 (1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, net interest income and net interest margin are reported on a tax-equivalent basis.

For the three months ended June 30, 2015, the weighted average yield on average earning assets amounted to 3.83%, compared with 4.05% in the second quarter of 2014, representing a decline of twenty two basis points. As more fully discussed below, this decline was attributed to lower yields on the Bank’s loan and securities portfolios which declined eighteen and thirty-four basis points, respectively, compared with the second quarter of 2014.

For the six months ended June 30, 2015, the weighted average yield on average earning assets amounted to 3.91%, compared with 4.07% in the first half of 2014, representing a decline of sixteen basis points. As more fully discussed below, this decline was attributed to lower yields on the Bank’s loan and securities portfolios which declined fifteen and twenty-three basis points, respectively, compared with the first half of 2014.

For the three and six months ended June 30, 2015, the weighted average cost of interest bearing liabilities amounted to 0.80% and 0.81%, compared with 0.82% and 0.84% for the same periods in 2014, representing a declines of two and three basis points, respectively. As more fully discussed below, these declines principally reflected the ongoing re-pricing of maturing borrowings at historically low interest rates.

Interest and Dividend Income:  For the three months ended June 30, 2015, total interest and dividend income on a tax-equivalent basis amounted to $13,923, compared with $13,831 in the second quarter of 2014, representing an increase of $92, or 0.7%. The increase in interest and dividend income was attributed to average earning asset growth of $88,517, or 6.5%, as the weighted average earning asset yield declined twenty-two basis points to 3.83%.

For the three months ended June 30, 2015, total tax-equivalent interest income from the securities portfolio amounted to $4,121, representing a decline of $375, or 8.3%, compared with the second quarter of 2014. The decline in interest income from securities was principally attributed to a thirty-four basis point decline in the weighted average securities portfolio yield to 3.43%, partially offset by a $3,143 increase in total average securities, compared with the second quarter of 2014. The decline in the weighted average securities yield was principally attributed to the ongoing replacement of MBS cash flows in a historically low interest rate environment.

For the three months ended June 30, 2015, total tax-equivalent interest income from the loan portfolio amounted to $9,707, representing an increase of $441, or 4.8%, compared with the second quarter of 2014. The increase in interest income from loans was principally attributed to an $81,400, or 9.3% increase in the weighted average loan portfolio, partially offset by an eighteen basis point decline in the weighted average loan yield to 4.08%. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity, during a period of still-historically low interest rates.

For the six months ended June 30, 2015, total interest and dividend income on a tax-equivalent basis amounted to $27,909, compared with $27,346 in the first half of 2014, representing an increase of $563, or 2.1%. The increase in interest and dividend income was attributed to average earning asset growth of $85,383, or 6.3%, as the weighted average earning asset yield declined sixteen basis points to 3.91%.

For the six months ended June 30, 2015, total tax-equivalent interest income from the securities portfolio amounted to $8,274, representing a decline of $545, or 6.2%, compared with the first half of 2014. The decline in interest income from securities was principally attributed to a twenty-three basis point decline in the weighted average securities portfolio yield to 3.53% and, to a much lesser extent, a $107 decline in total average securities, compared with the first half of 2014. The decline in the weighted average securities yield was principally attributed to the ongoing replacement of MBS cash flows in a historically low interest rate environment.

For the six months ended June 30, 2015, total tax-equivalent interest income from the loan portfolio amounted to $19,446, representing an increase of $1,057, or 5.7%, compared with the first half of 2014. The increase in interest income from loans was principally attributed to an $81,911, or 9.5% increase in the weighted average loan portfolio, partially offset by a fifteen basis point decline in the weighted average loan yield to 4.15%. The decline in the weighted average loan yield principally reflected the origination and competitive re-pricing of certain commercial loans, as well as residential mortgage loan origination and refinancing activity, during a period of still-historically low interest rates.

Interest Expense: For the three months ended June 30, 2015, total interest expense amounted to $2,586, compared with $2,487 in the second quarter of 2014, representing an increase of $99, or 4.0%. The increase in interest expense was principally attributed to an $84,215 or 6.9% increase in total average interest bearing liabilities, partially offset by a two basis point decline in the weighted average cost of interest bearing liabilities, compared with the second quarter of 2014.

The decline in the second quarter weighted average cost of interest bearing liabilities compared with the same quarter in 2014 was principally attributed to prevailing, historically low short-term and long-term market interest rates with borrowings being added or replaced at a lower cost. For the three months ended June 30, 2015, the total weighted average cost of interest bearing liabilities amounted to 0.80%, compared with 0.82% in the second quarter of 2014. The weighted average cost of borrowed funds declined nine basis points to 0.90%, while the weighted average cost of interest bearing deposits remained unchanged at 0.73%, compared with the second quarter of 2014.

For the six months ended June 30, 2015, total interest expense amounted to $5,121, compared with $4,969 in the first half of 2014, representing an increase of $152, or 3.1%. The increase in interest expense was principally attributed to a $79,836, or 6.7%, increase in total average interest bearing liabilities and, to a lesser extent, a three basis point decline in the weighted average cost of interest bearing liabilities, compared with the first half of 2014.

The decline in the weighted average cost of interest bearing liabilities compared with the first half of 2014 was principally attributed to prevailing, historically low short-term and long-term market interest rates with borrowings being added or replaced at a lower cost. For the six months ended June 30, 2015, the total weighted average cost of interest bearing liabilities amounted to 0.81%, compared with 0.84% in the first half of 2014. The weighted average cost of borrowed funds declined fifteen basis points to 0.91%, while the weighted average cost of interest bearing deposits increased one basis point to 0.74%. The increase in the weighted average cost of deposits was largely attributed to the maturity extension of certain short term brokered CD’s as a means to reduce the level of interest rate risk in a rising rate environment.

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

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

THREE MONTHS ENDED JUNE 30, 2015 and 2014

INCREASES (DECREASES) DUE TO:

	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$864	$(423)	$ 441
Securities (2,3)	30	(405)	(375)
Federal Home Loan Bank stock	14	12	26
TOTAL EARNING ASSETS	$908	$(816)	$ 92

Interest bearing deposits	(3)	1	(2)
Borrowings	213	(112)	101
TOTAL INTEREST BEARING LIABILITIES	$210	$(111)	$ 99

NET CHANGE IN NET INTEREST INCOME	$698	$(705)	$ (7)

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains (losses) on available-for-sale securities are recorded in other assets.

(3) For purposes of these computations, interest income is reported on a tax-equivalent basis.

ANALYSIS OF VOLUME AND RATE CHANGES ON NET INTEREST INCOME

SIX MONTHS ENDED JUNE 30, 2015 and 2014

INCREASES (DECREASES) DUE TO:

	Average	Average	Total
	Volume	Rate	Change

Loans (1,3)	$1,747	$ (690)	$1,057
Securities (2,3)	(2)	(543)	(545)
Federal Home Loan Bank stock	26	25	51
TOTAL EARNING ASSETS	$1,771	$(1,208)	$ 563

Interest bearing deposits	(43)	57	14
Borrowings	479	(341)	138
TOTAL INTEREST BEARING LIABILITIES	$ 436	$ (284)	$ 152

NET CHANGE IN NET INTEREST INCOME	$1,335	$ (924)	$ 411

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

The overall credit quality of the Bank’s loan portfolio remained relatively stable during the six months ended June 30, 2015, with non-performing loans posting a meaningful decline from year-end 2014. Total non-performing loans amounted to $8,840 at June 30, 2015, compared with $12,288 at December 31, 2014, representing a decline of $3,448, or 28.1%. Total non-performing loans expressed as a percentage of total loans ended the quarter at 0.90%, down from 1.34% at December 31, 2014. Similarly, the allowance for loan losses expressed as a ratio to non-performing loans ended the quarter at 102.9%, up from 73.0% at December 31, 2014.

For the six months ended June 30, 2015, total net loan charge-offs amounted to $765, or annualized net charge-offs to average loans outstanding of 0.16%, compared with $609 and 0.14%, respectively, during the first half of 2014.

For the three and six months ended June 30, 2015, the Bank recorded provisions of $400 and $895, compared with $428 and $885, respectively, for the same periods in 2014. The foregoing provisions were largely driven by year-to date loan growth of $64,220.

Refer below to Item 2 of this Part I, Financial Condition, Loans, Non-Performing Loans, Potential Problem Loans and Allowance for Loan Losses, in this report on Form 10-Q for further discussion and analysis related to the provision for loan losses.

Non-interest Income

For the three and six months ended June 30, 2015, total non-interest income amounted to $2,503 and $4,845, compared with $2,293 and $4,409 for the same periods in 2014, representing increases of $210 and $436, or 9.2% and 9.9%, respectively.

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

For the three and six months ended June 30, 2015, trust and other financial service fees amounted to $985 and $1,930, compared with $1,102 and $2,074 for the same periods in 2014, representing declines of $117 and $144, or 10.6% and 6.9%, respectively. These declines were attributed to lower levels of revenue from retail brokerage activities. At June 30, 2015 total assets under management stood at $394,608, compared with $394,949 at December 31, 2014.

Service Charges on Deposit Accounts: Service charges on deposits are principally derived from customer overdraft fees. For the three and six months ended June 30, 2015, income from service charges on deposit accounts amounted to $255 and $453, compared with $276 and $502 for the same periods in 2014, representing declines of $21 and $49, or 7.6% and 9.8%, respectively. The Bank has not been aggressive in selling its fee based overdraft products as a cautionary measure in light of continued regulatory pressure on the banking industry including the Consumer Financial Protection Bureau, which was established by the Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”).

Debit Card Service Charges and Fees: For the three and six months ended June 30, 2015, income generated from debit card service charges and fees amounted to $402 and $768, compared with $376 and $720 for the same periods in 2014, representing increases of $26 and $48, or 6.9% and 6.7%, respectively. These increases were attributed to continued growth of the Bank’s retail deposit base and continued success with a program that offers rewards for certain debit card transactions.

Net Securities Gains: For the three and six months ended June 30, 2015, the Bank recorded net realized securities gains of $587 and $1,206, compared with net realized securities gains of $350 and $747 for the same periods in 2014, representing increases of $237 and $459, or 67.7% and 61.4%, respectively, compared with the same periods in 2014. The realized securities gains largely reflected Bank management’s strategy of lowering the duration of the securities portfolio and its overall interest rate risk profile, while simultaneously generating income.

Other Operating Income

For the three and six months ended June 30, 2015, total other operating income amounted to $274 and $488, compared with $189 and $366 for the same periods in 2014, representing increases of $85 and $122, or 45.0% and 33.3%, respectively, compared with the same periods in 2014. The increases in other operating income were attributed to the Bank’s purchase of Bank Owned Life Insurance (“BOLI”) during the first quarter of this year. Further information regarding BOLI is incorporated by reference to the below Financial Condition management discussion and analysis covering Bank Owned Life Insurance in this report on Form 10-Q.

Non-interest Expense

For the three and six months ended June 30, 2015, total non-interest expense amounted to $7,601 and $14,934, compared with $7,361 and $14,207 for the same periods in 2014, representing increases of $240 and $727, or 3.3% and 5.1%, respectively.

Factors contributing to the changes in non-interest expense are more fully enumerated in the following discussion and analysis.

Salaries and Employee Benefits: For the three months ended June 30, 2015, total salaries and employee benefits expense amounted to $4,269, compared with $4,283 in the second quarter of 2014, representing a decline of $14, or 0.3%. The decline in salaries and employee benefits was largely attributed to certain open staff and management positions during the current quarter as well as a higher level of deferred loan origination costs compared with the second quarter of 2014.

For the six months ended June 30, 2015, total salaries and employee benefits amounted to $8,621, compared with $8,199 for the same period in 2014, representing an increase of $422, or 5.1%. The increase in salaries and employee benefits were attributed to a variety of factors including normal increases in base salaries, higher levels of employee health insurance, higher levels of employee incentive compensation, as well as increases in staffing levels and strategic changes in staffing mix.

Occupancy Expense: For the three and six months ended June 30, 2015, total occupancy expense amounted to $567 and $1,147, compared with $544 and $1,108 for the same periods in 2014, representing increases of $23 and $39, or 4.2% and 3.5%, respectively, compared with the same periods in 2014. The increases were largely attributed to higher levels of grounds maintenance expense, including snow removal.

Furniture and Equipment Expense: For the three and six months ended June 30, 2015, total furniture and equipment expense amounted to $580 and $1,145, compared with $524 and $1,037 for the same periods in 2014 representing increases of $56 and $108, or 10.7% and 10.4%, respectively, compared with the same periods in 2014. These increases were largely attributed to a variety of technology upgrades and certain new technology systems and applications.

Other Operating Expenses: For the three and six months ended June 30, 2015, total other operating expenses amounted to $1,863 and $3,402, compared with $1,735 and $3,301 for the same periods in 2014, representing increases of $128 and $101, or 7.4% and 3.1%, respectively. These increases were attributed to a variety of expense categories including professional services, marketing and shareholder related expenses.

Efficiency Ratio

The Company’s efficiency ratio measures the relationship of operating expenses to revenues. The efficiency ratio is calculated by dividing non-interest operating expenses by the sum of tax-equivalent net interest income and non-interest income other than net securities gains, other-than-temporary impairments, and other significant non-recurring expenses. For the three and six months ended June 30, 2015, the Company’s efficiency ratios amounted to 56.8% and 56.0%, compared with 55.1% and 54.2% for the same periods in 2014, respectively.

Income Taxes

For the three and six months ended June 30, 2015, total income taxes amounted to $1,515 and $3,146, compared with $1,511 and $3,096 for the same periods in 2014, representing increases of $4 and $50, or 0.3% and 1.6%,  respectively.

The Company's effective tax rates for the three and six months ended June 30, 2015 amounted to 28.1% and 28.9%, compared with 28.1% and 28.8% for the same periods in 2014, respectively. The income tax provisions for these periods were less than the expense that would result from applying the federal statutory rate of 35% to income before income taxes, principally because of the impact of tax exempt interest income on certain investment securities, loans and bank owned life insurance.  Fluctuations in the Company’s effective tax rate are generally attributed to changes in the relationship between non-taxable income and non-deductible expense, and income before income taxes, during any given reporting period.

FINANCIAL CONDITION

Total Assets

The Company’s assets principally consist of loans and securities, which at June 30, 2015, represented 63.0% and 30.8%, respectively, of total assets, compared with 63.0% and 32.2%, respectively, at December 31, 2014.

At June 30, 2015, the Company’s total assets stood at $1,560,009, compared with $1,459,320 at December 31, 2014, representing an increase of $100,689, or 6.9%.

Securities

The securities portfolio is comprised of mortgage-backed securities (“MBS”) issued by U.S. Government agencies, U.S. Government sponsored enterprises and, to a much lesser extent, other non-agency, private label issuers.  The portfolio also includes tax-exempt obligations of state and political subdivisions.

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

Securities available for sale represented 100% of total securities at June 30, 2015, and December 31, 2014. Securities available for sale are reported at their fair value with unrealized gains or losses, net of taxes, excluded from earnings but shown separately as a component of shareholders’ equity. At June 30, 2015, total net unrealized securities gains amounted to $7,235, compared with net unrealized gains of $12,155 at December 31, 2014. The unrealized gains at June 30, 2015 and December 31, 2014 were attributed to market interest rates, which declined significantly since the date the securities were purchased.

Total Securities: At June 30, 2015, total securities amounted to $480,138, compared with $470,525 at December 31, 2014, representing an increase of $9,613, or 2.0%. The securities purchased during the first half of 2015 consisted of MBS issued and guaranteed by U.S. Government agencies and sponsored-enterprises, as well as obligations of states and political subdivisions thereof (municipal securities).

The following tables summarize the securities available for sale portfolio as of June 30, 2015 and December 31, 2014:

June 30, 2015		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$294,017	$ 6,535	$2,414	$298,138
US Government agency	81,698	1,601	635	82,664
Private label	3,034	745	7	3,772
Obligations of states and political subdivisions thereof	94,154	2,517	1,107	95,564
Total	$472,903	$11,398	$4,163	$480,138

December 31, 2014		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available for Sale:	Cost	Gains	Losses	Fair Value

Mortgage-backed securities:
US Government-sponsored enterprises	$282,217	$ 7,530	$1,537	$288,210
US Government agency	82,249	1,626	529	83,346
Private label	3,723	815	14	4,524
Obligations of states and political subdivisions thereof	90,181	4,516	252	94,445
Total	$458,370	$14,487	$2,332	$470,525

Impaired Securities: The securities portfolio contains certain securities where amortized cost exceeds fair value, which at June 30, 2015, amounted to an excess of $4,163, or 0.9% of the amortized cost of the total securities portfolio. At December 31, 2014 this amount represented an excess of $2,332, or 0.5% of the amortized cost of the total securities portfolio. As of June 30, 2015, unrealized losses on securities in a continuous unrealized loss position more than twelve-months amounted to $1,470, compared with $434 at December 31, 2014.

As a part of the Company’s ongoing security monitoring process, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired (“OTTI”).  If a decline in the fair value of an available for sale security is judged to be OTTI, a charge is recorded in pre-tax earnings equal to the estimated credit losses inherent in the security.

Further information regarding impaired securities, OTTI securities and evaluation of securities for impairment is incorporated by reference to above Note 2 under the caption “Other Than Temporary Impairments on Investment Securities” of the interim unaudited consolidated financial statements in Part I, Item 1 of this report on Form 10-Q.

Loans

Total Loans: At June 30, 2015, total loans stood at $983,244, compared with $919,024 at December 31, 2014, representing an increase of $64,220, or 7.0%.

The loan portfolio is primarily secured by real estate in the counties of Hancock, Washington, Knox, Kennebec and Sagadahoc, Maine.

The following table summarizes the components of the Bank's loan portfolio as of the dates indicated.

LOAN PORTFOLIO SUMMARY

	June 30,	December 31,
	2015	2014

Commercial real estate mortgages	$354,129	$325,949
Commercial and industrial	88,202	73,893
Commercial construction and land development	34,420	25,421
Agricultural and other loans to farmers	33,534	30,471
Total commercial loans	510,285	455,734

Residential real estate mortgages	393,755	382,678
Home equity loans	51,794	51,795
Other consumer loans	11,141	12,140
Total consumer loans	456,690	446,613

Tax exempt loans	16,146	16,693

Net deferred loan costs and fees	123	(16)
Total loans	983,244	919,024
Allowance for loan losses	(9,099)	(8,969)
Total loans net of allowance for loan losses	$974,145	$910,055

Commercial Loans: At June 30, 2015, total commercial loans stood at $510,285, compared with $455,734 at December 31, 2014, representing an increase of $54,551, or 12.0%.

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

Consumer Loans: At June 30, 2015, total consumer loans, which principally consisted of residential real estate mortgage loans, amounted to $456,690, compared with $446,613 at December 31, 2014, representing an increase of $10,077, or 2.3%. The increase in consumer loans compared with year-end 2014 was aided by the purchase of residential mortgage loans.  Loans originated and closed by the Bank during the first six months of 2015 were largely offset by loan re-financings and scheduled principal amortization from the existing residential real estate loan portfolio.

Credit Risk: Credit risk is managed through loan officer authorities, loan policies, and oversight from the Bank’s Chief Credit Officer, the Bank's Management Loan Committee, the Directors’ Loan Committee, and the Bank's Board of Directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in the loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed by an independent loan review consulting firm, which reports to the Audit Committee of the Board of Directors.

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

Non-performing Loans: Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest. The following table sets forth the details of non-performing loans as of the dates indicated:

TOTAL NON-PERFORMING LOANS

	June 30,	December 31,
	2015	2014

Commercial real estate mortgages	$2,430	$ 3,156
Commercial and industrial loans	322	624
Commercial construction and land development	1,260	1,328
Agricultural and other loans to farmers	71	84
Total commercial loans	4,083	5,192

Residential real estate mortgages	3,551	6,051
Home equity loans	1,191	1,029
Other consumer loans	15	16
Total consumer loans	4,757	7,096

Total non-accrual loans	8,840	12,288
Accruing loans contractually past due 90 days or more	---	---
Total non-performing loans	$8,840	$12,288

Allowance for loan losses to non-performing loans	102.9%	73.0%
Non-performing loans to total loans	0.90%	1.34%
Allowance to total loans	0.93%	0.98%

At June 30, 2015, total non-performing loans amounted to $8,840, compared with $12,288 at December 31, 2014, representing a decline of $3,448, or 28.1%.

Non-performing commercial real estate mortgages totaled $2,430 at June 30, 2015, representing a decline of $726, or 23.0%, compared with December 31, 2014. At June 30, 2015, non-performing commercial real estate mortgages were represented by twelve business relationships, with outstanding balances ranging from $24 to $1,166.

Non-performing commercial and industrial loans totaled $322 at June 30, 2015, representing a decline of $302, or 48.4%, compared with December 31, 2014.  At June 30, 2015, non-performing commercial and industrial loans were represented by ten business relationships, with outstanding balances ranging from $1 to $170.

Non-performing commercial construction and land development loans totaled $1,260 at June 30, 2015, representing a decline of $68, or 5.1%, compared with December 31, 2014. At June 30, 2015, non-performing commercial construction and land development loans were entirely represented by a commercial real estate loan to a local, non-profit affordable housing authority in support of an affordable housing project. This loan is principally secured by the housing units from the project. The project is fully constructed and there is no construction risk associated with the loan. The primary source of repayment is the sale of the remaining housing units.

Non-performing residential real estate mortgages totaled $3,551 at June 30, 2015, representing a decline of $2,500, or 41.3%, compared with December 31, 2014. At June 30, 2015, non-performing residential real estate loans were represented by thirty-five, conventional, 1-4 family mortgage loans, with outstanding balances ranging from $7 to $688.

Non-performing home equity loans totaled $1,191 at June 30, 2015, representing an increase of $162, or 15.7%, compared with December 31, 2014. At June 30, 2015, non-performing home equity loans were represented by eight relationships with outstanding balances ranging from $2 to $584.

While the level and mix of non-performing loans continued to reflect favorably on the overall quality of the Bank’s loan portfolio as of June 30, 2015, Bank management is cognizant of the still-recovering real estate market, elevated unemployment rates and soft economic conditions overall. Future levels of non-performing loans may be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, including debt service levels, collateral values, tourism activity, consumer confidence and other factors existing at the time.  Management believes the economic activity and conditions in the local real estate markets will continue to be significant determinants of the quality of the loan portfolio in future periods and, thus, the Company’s results of operations and financial condition.

Delinquencies and Potential Problem Loans: In addition to the non-performing loans discussed above, the Bank also has loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $3,742 and $3,120 at June 30, 2015 and December 31, 2014, or 0.38% and 0.34% of total loans, respectively, net of any loans classified as non-performing that are within these delinquency categories. These loans and delinquency trends in general are considered in the evaluation of the allowance for loan losses and the related determination of the provision for loan losses.

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

At June 30, 2015, the Bank identified thirty-one commercial relationships totaling $18,216 as potential problem loans, or 1.85% of total loans. At December 31, 2014, the Bank identified twenty-seven commercial relationships totaling $13,534 as potential problem loans, or 1.47% of total loans. Factors such as payment history, value of supporting collateral, and personal or government guarantees led the Bank to conclude that the current risk exposure on these potential problem loans did not warrant accounting for the loans as non-performing. Although in a performing status as of quarter-end, these loans exhibited certain risk factors, which have the potential to cause them to become non-performing at some point in the future.

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

As of June 30, 2015, the Bank had two agricultural loans to two relationships totaling $112, three commercial real estate loans to two relationships totaling $745, five commercial and industrial loans to four relationships totaling $148, five residential real estate loans to five relationships totaling $1,652, one home equity loan for $18, and one other consumer loan for $9, that were classified as TDRs.  At June 30, 2015, five of these TDRs totaling $707 were classified as non-accrual, one agricultural and other loans to farmers for $95 was past due 30 days or more and still accruing.

As of December 31, 2014, the Bank had six real estate secured loans, six commercial and industrial loans, one agricultural loan, and one other consumer loan, to nine relationships totaling $1,449 that were classified as TDRs. At December 31, 2014, seven of these TDRs totaling $357 were classified as non-accrual, and none were past due 30 days or more and still accruing.

Allowance for Loan Losses: At June 30, 2015, the allowance for loan losses (the “allowance”) stood at $9,099, compared with $8,969 at December 31, 2014, representing an increase of $130, or 1.4%. The moderate increase in the allowance from December 31, 2014 was largely attributed to loan growth as well as changes in the overall mix of non-performing and potential problem loans. At June 30, 2015, the allowance expressed as a percentage of non-performing loans stood at 102.9%, compared with 73.0% at December 31, 2014. At June 30, 2015, the allowance expressed as a percentage of total loans stood at 0.93%, compared with 0.98% at December 31, 2014.

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

Specific allowances for impaired loans are determined based upon a discounted cash flows analysis, or as appropriate, a collateral shortfall analysis. The amount of collateral dependent impaired loans totaled $955 as of June 30, 2015, compared with $1,986 as of December 31, 2014.  The related allowances for loan losses on these loans amounted to $419 as of June 30, 2015, compared with $776 as of December 31, 2014.

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

The following table details changes in the allowance and summarizes loan loss experience by loan type for the six-month periods ended June 30, 2015 and 2014.

ALLOWANCE FOR LOAN LOSSES

SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

	2015	2014

Balance at beginning of period	$8,969	$8,475
Charge-offs:
Commercial real estate mortgages	206	165
Commercial and industrial	288	99
Commercial construction and land development	---	---
Agricultural and other loans to farmers	18	14
Residential real estate mortgages	70	293
Other consumer loans	25	80
Home equity loans	351	18
Tax exempt loans	---	---
Total charge-offs	958	669

Recoveries:
Commercial real estate mortgages	$ 39	$ 6
Commercial and industrial loans	2	12
Commercial construction and land development	---	---
Agricultural and other loans to farmers	12	15
Residential real estate mortgages	129	12
Other consumer loans	11	15
Home equity loans	---	---
Tax exempt loans	---	---
Total recoveries	193	60

Net charge-offs	765	609
Provision charged to operations	895	885
Balance at end of period	$9,099	$8,751

For the six months ended June 30, 2015, total net loan charge-offs amounted to $765, or annualized net charge-offs to average loans outstanding of 0.16%, compared with $609 and 0.14%, respectively, during the first half of 2014.

General allowances for loan losses account for the risk and estimated loss inherent in certain pools of industry and geographic loan concentrations within the loan portfolio. There were no material changes in loan concentrations during the six months ended June 30, 2015.

Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, Company management believes the allowance for loan losses at June 30, 2015 is appropriate for the amount of risk inherent in the current loan portfolio and adequate to provide for estimated probable losses.

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

At June 30, 2015, the Bank’s OREO amounted to $393, compared with $523 as of December 31, 2014, representing a decline of $130, or 24.9%.  Three residential and two commercial properties comprised the June 30, 2015 balance of OREO.

During the six months ended June 30, 2015, no properties were added to OREO.  There were write-downs totaling $20 and one OREO property was sold for $110. There were gains of $64 recorded on the property that was sold.

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

At June 30, 2015, the cash surrender value of BOLI amounted to $23,411, compared with $8,141 at December 31, 2014, representing an increase of $15,270, or 187.6%. The increase in BOLI was attributed to additional purchases during the first quarter of this year and, to a lesser extent, increases in the cash surrender value of the existing and new BOLI policies.

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

At June 30, 2015, total deposits stood at $890,116, compared with $858,049 at December 31, 2014, representing an increase of $32,067, or 3.7%.  The Bank’s transaction accounts experienced a combined seasonal decline of $20,946, or 4.4%, compared with December 31, 2014. This decline was more than offset with a $53,013, or 14.0%, increase in time deposits. The increase in time deposits was attributed to brokered deposits obtained from the national market, which were used to replace seasonal deposit outflows as well as year-to-date earning asset growth.

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

At June 30, 2015, total borrowings amounted to $514,164, compared with $447,020 at December 31, 2014, representing an increase of $67,144, or 15.0%. The increase in total borrowings was utilized to replace seasonal deposit outflows as well as year-to-date earning asset growth.

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

Capital Ratios: The Company and the Bank are subject to the risk-based capital guidelines administered by the Company’s and the Bank's principal regulators. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of risk-weighted assets and off-balance sheet items. Effective January 1, 2015, the Company and the Bank adopted the Basel III capital adequacy rules which, among other changes added a new risk-weighted capital measure Common Equity Tier I (“CETI”).  The new Basel III capital adequacy guidelines require all banks and bank holding companies to maintain minimum capital ratios of:

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

As depicted in the table below, as of June 30, 2015, the Company and the Bank were considered well-capitalized under the regulatory framework for prompt corrective action. Under the Basel III capital adequacy guidelines, a well-capitalized institution must maintain the following capital ratios:

•

Common Equity Tier I of 6.5%

•

Total risk-based capital to risk-weighted assets of 10.0%

•

Tier I capital to total risk-weighted assets of 8.0%

•

Tier I capital to average assets  (“Leverage Ratio”) of 5.0%

The following tables set forth the Company's and the Bank’s regulatory capital at June 30, 2015 and December 31, 2014, under the rules applicable at that date.

	Consolidated		For Capital Adequacy Purposes		To be well Capitalized under Prompt corrective Action provisions
	Actual		Required		Required
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$154,390	16.34%	$75,588	8.0%	N/A
Bank	$155,729	16.50%	$75,522	8.0%	$94,402	10.0%

Common Equity Tier 1
(To Risk-Weighted Assets)
Consolidated	$140,171	14.84%	$42,519	4.5%	N/A
Bank	$141,510	14.99%	$42,481	4.5%	$61,361	6.5%

Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$140,171	14.84%	$56,691	6.0%	N/A
Bank	$141,510	14.99%	$56,641	6.0%	$75,522	8.0%

Leverage Capital Ratio
Total Capital
(To Total Assets for Leverage Ratio)
Consolidated	$140,171	9.17%	$61,116	4.0%	N/A
Bank	$141,510	9.27%	$61,084	4.0%	$76,354	5.0%

					To be well
					Capitalized under
			For Capital		Prompt corrective
	Consolidated		Adequacy Purposes		Action provisions
	Actual		Required		Required
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk-Weighted Assets)
Consolidated	$148,188	17.24%	$68,766	8.0%	N/A
Bank	$149,546	17.42%	$68,697	8.0%	$85,871	10.0%
Tier 1 Capital
(To Risk-Weighted Assets)
Consolidated	$134,099	15.60%	$34,383	4.0%	N/A
Bank	$135,457	15.77%	$34,348	4.0%	$51,522	6.0%
Tier 1 Capital
(To Average Assets)
Consolidated	$134,099	9.30%	$57,689	4.0%	N/A
Bank	$135,457	9.40%	$57,656	4.0%	$72,070	5.0%

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

The Company paid a regular cash dividend of 25.0 cents per share of common stock in the second quarter of 2015, representing an increase of 2.7 cents, or 12.0%, compared with the second quarter of 2014.

The Company's Board of Directors recently declared  a third quarter 2015 regular cash dividend of 25.5 cents per share of Company common stock, representing an increase of 2.5 cents, or 10.9%, compared with the third quarter of 2014. The quarterly cash dividend is payable to all Company stockholders of record as of the close of business August 14, 2015, and will be paid on September 15, 2015. This represented the seventeenth consecutive quarter where the Company increased its quarterly cash dividend to shareholders.

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

As of June 30, 2015, the Company had repurchased 157,978 shares of stock under this plan, at a total cost of $2,953 and an average price of $18.69 per share. During the six months ended June 30, 2015, the Company repurchased 221 shares under the plan, all of which occurred during the second quarter of 2015.  The Company records repurchased shares as treasury stock.

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

At June 30, 2015, commitments under existing standby letters of credit totaled $385, compared with $325 at December 31, 2014. The fair value of the standby letters of credit was not significant as of the foregoing dates.

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

The following table summarizes the Bank’s commitments to extend credit as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Commitments to originate loans	$ 43,920	$ 21,147
Unused lines of credit	88,631	92,817
Un-advanced portions of construction loans	15,304	23,434
Total	$147,855	$137,398

Financial Derivative Instruments: As part of its overall asset and liability management strategy, the Bank periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bank's interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that change in interest rates does not have a significant adverse effect on net interest income. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swap agreements, interest rate floor agreements, and interest rate cap agreements.

At June 30, 2015 and December 31, 2014, the Bank had four outstanding, off-balance sheet, derivative instruments. These derivative instruments were interest rate cap agreements, with notional principal amounts totaling $90,000. The notional amounts of the financial derivative instruments do not represent exposure to credit loss. The bank is exposed to credit loss only to the extent the counter-party defaults in its responsibility to pay interest under the terms of the agreements. The interest rate cap agreements were purchased by the Bank to limit its exposure to rising interest rates and were designated as cash flow hedges.

Further information covering the Bank’s derivative instruments is incorporated by reference to Part I, Item 1, Note 8 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

The Bank uses a basic surplus model to measure its liquidity over 30 and 90-day time horizons. The relationship between liquid assets and short-term liabilities that are vulnerable to non-replacement are routinely monitored.  The Bank’s general policy is to maintain a liquidity position of 4% or higher of total assets over the 30-day horizon. At June 30, 2015, liquidity, as measured by the basic surplus/deficit model, was 3.8% over the 30-day horizon, reflecting the bottom of seasonal deposit outflows as well as strong earning asset growth during the current quarter. Company management anticipates the basis surplus ratio will normalize at approximately 6% during the third quarter, driven by seasonal deposit inflows.

At June 30, 2015, the Bank had unused lines of credit and net unencumbered qualifying collateral availability to support its credit line with the FHLB of Boston approximating $122 million.  The Bank also had capacity to borrow funds on a secured basis utilizing the Borrower-In-Custody (“BIC”) program and the Discount Window at the Federal Reserve Bank of Boston. At June 30, 2015, the Bank’s available secured line of credit at the Federal Reserve Bank of Boston stood at $154,281, or 9.9% of the Bank’s total assets. The Bank also has access to the national brokered deposit market, and periodically uses this funding source to bolster its on-balance sheet liquidity position.

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

The following table summarizes the Bank's net interest income sensitivity analysis as of June 30, 2015, over one and two-year horizons and under rising and declining interest rate scenarios. In light of the Federal Funds rate of 0% to 0.25% and the two-year U.S. Treasury Note of 0.64% on the date presented, the analysis incorporates a declining interest rate scenario of 100 basis points, rather than the 200 basis points, as would traditionally be the case.

INTEREST RATE RISK

CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

JUNE 30, 2015

	-100 Basis Points Parallel Yield Curve Shift	+200 Basis Points Parallel Yield Curve Shift
Year 1
Net interest income ($)	$ (27)	$ (991)
Net interest income (%)	-0.06%	-2.21%
Year 2
Net interest income ($)	$(1,637)	$(2,640)
Net interest income (%)	-3.64%	-5.88%

As more fully discussed below, the June 30, 2015, interest rate sensitivity modeling results indicate that the Bank’s balance sheet was moderately liability sensitive over the one and two-year horizons (i.e., moderately exposed to rising interest rates).

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Shares purchase activity during the three months ended June 30, 2015 was as follows:

	(a)	(b)	(c )	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2015	---	$ ---	---	292,243
May 1-31, 2015	---	$ ---	---	292,243
June 1-30, 2015	221	$ 35.25	221	292,022

Additional information regarding the Company's Stock Repurchase Plan is incorporated herein by reference to Part I, Item 2 of this Report on Form 10-Q under the captions, “Financial Condition,” “Capital Resources” and “Stock Repurchase Plan.”

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

BAR HARBOR BANKSHARES (Registrant)

/s/Curtis C. Simard

Date: August 6, 2015	Curtis C. Simard
President & Chief Executive Officer

/s/Gerald Shencavitz

Date: August 6, 2015	Gerald Shencavitz Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

3(i)

Articles of Incorporation, as amended (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 3.1, filed with the Commission on March 16, 2009).

Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Form 8-K/A, Items 5.03 Amendments to Articles of Incorporation or Bylaws: Change to Fiscal Year; and 9.01 Financial Statements and Exhibits, Exhibit 3.1, filed with the Commission on June 3, 2015).

3(ii)		Bylaws, as amended to date (incorporated herein by reference to Form 8-K, Exhibit 3, filed with the Commission on November 29, 2011).

4		Instruments Defining Rights of Security Holders.

4.1		Certificate of Designations, Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Form 8-K, Exhibit 3.1, filed with the Commission on January 21, 2009).

4.2		Form of Specimen Stock Certificate for Series A Preferred Stock (incorporated by reference to Form 8-K, Exhibit 4.1, filed with the Commission on January 21, 2009).

4.3		Debt Securities Purchase Agreement (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.5, filed with the commission on March 16, 2009).

4.4		Form of Subordinated Debt Security of Bar Harbor Bank & Trust (incorporated herein by reference to Form 10-K, Part IV, Item 15, Exhibit 4.6, filed with the Commission on March 16, 2009).

10.1	*	Bar Harbor Bankshares and Subsidiaries Equity Incentive Plan of 2015 (incorporated herein by reference to DEF 14A, Appendix B, filed with the Commission on April 8, 2015).

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

101

Financial statements from the quarterly report on Form 10-Q of Bar Harbor Bankshares for the period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*Management contract or compensatory arrangement.